Form 10-Q
period 1995-09-30
ALLIANCE CAPITAL MANAGEMENT LP
filed 1995-11-09
CIK 825313

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1995
                               -------------------------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                               -------------------    --------------------------

Commission File No.    1-9818
                   -------------------------------------------------------------

                     ALLIANCE CAPITAL MANAGEMENT L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)










            Delaware                                         13-3434400
-------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)






1345 Avenue of the Americas, New York, NY                 10105
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)







                              (212) 969-1000
--------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                       Yes     X        No
                           ----------      ----------


The number of Units representing assignments of beneficial ownership of Limited Partnership Interests outstanding as of September 30, 1995 was 80,930,151 Units.

                        ALLIANCE CAPITAL MANAGEMENT L.P.





                               Index to Form 10-Q




                                     Part I


                              FINANCIAL INFORMATION






Item 1.  FINANCIAL STATEMENTS                                          PAGE



         Condensed Consolidated Statements of Financial Condition        2

         Condensed Consolidated Statements of Income                     3

         Condensed Consolidated Statements of Changes in
           Partners' Capital                                             4

         Condensed Consolidated Statements of Cash Flows                 5

         Notes to Condensed Consolidated Financial Statements            6-8




Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                           9-13




                                     Part II

                                OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS                                               14


Item 2.  CHANGES IN SECURITIES                                           14


Item 3.  DEFAULTS UPON SENIOR SECURITIES                                 14

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF                              14
           SECURITY HOLDERS

Item 5.  OTHER INFORMATION                                               14

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                14

                                     Part I

                              FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS


                        ALLIANCE CAPITAL MANAGEMENT L.P.
            Condensed Consolidated Statements of Financial Condition




                                   (unaudited)
                                 (in thousands)



                              ASSETS                      9/30/95     12/31/94
                              ------                    ---------     --------
  Cash and cash equivalents.......................       $139,778     $ 52,199
  Fees receivable:
    Alliance mutual funds.........................         34,224       31,366
    Other affiliated clients......................          1,749       14,238
    Institutional clients.........................         41,169       39,265
  Receivable from brokers and dealers for sale
    of shares of Alliance mutual funds............         26,180       17,984
  Investments, available-for-sale.................         50,214       49,763
  Furniture, equipment and leasehold
    improvements, net.............................         44,082       43,830
  Intangible assets, net..........................         86,402       92,962
  Deferred sales commissions, net.................        145,645      158,343
  Other assets....................................         17,689       18,419
                                                         --------     --------
Total assets..............................               $587,132     $518,369
                                                         --------     --------
                                                         --------     --------


                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------
Liabilities:
  Accounts payable and accrued expenses...........       $ 72,143     $ 59,784
  Payable to Alliance mutual funds for share
    purchases.....................................         41,106       32,507
  Accrued expenses under employee benefit plans...         70,639       40,878
  Debt............................................          3,483        3,871
                                                         --------     --------
        Total liabilities.........................        187,371      137,040

Partners' capital.................................        399,761      381,329
                                                         --------     --------
        Total liabilities and partners' capital...       $587,132     $518,369
                                                         --------     --------
                                                         --------     --------


     See accompanying notes to condensed consolidated financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.
                   Condensed Consolidated Statements of Income

                                   (unaudited)
                     (in thousands, except per Unit amounts)

                                                        Three Months Ended    Nine Months Ended
                                                        ------------------    ------------------
                                                         9/30/95   9/30/94     9/30/95   9/30/94
                                                        --------  --------    --------  --------
Revenues
  Investment advisory and services fees:
    Alliance mutual funds............................  $ 61,417   $ 54,429   $168,566   $158,046
    Other affiliated clients.........................     9,610     10,131     33,451     30,629
    Institutional clients............................    46,600     41,226    129,017    120,865
  Distribution plan fees from Alliance mutual funds..    33,388     34,159     93,036    102,944
  Shareholder servicing and administration fees......    10,825     10,226     32,115     30,251
  Other revenues.....................................     2,826      1,799      7,285      6,673
                                                       --------   --------   --------   --------
                                                        164,666    151,970    463,470    449,408
                                                       --------   --------   --------   --------

Expenses:
  Employee compensation and benefits.................    43,950     43,120    125,477    129,074
  Promotion and servicing:
    Distribution plan payments to financial
      intermediaries:
      Affiliated.....................................     6,222      5,222     17,061     15,185
      Unaffiliated...................................    22,707     20,910     62,680     64,212
    Amortization of deferred sales commissions.......    12,645     13,273     38,172     38,136
    Other............................................     9,244     10,197     29,822     33,076
  General and administrative.........................    23,211     18,274     62,724     51,226
  Interest...........................................       238      2,469        877      7,193
  Amortization of intangible assets..................     2,186      2,186      6,560      6,263
                                                       --------   --------   --------   --------
                                                        120,403    115,651    343,373    344,365
                                                       --------   --------   --------   --------

Income before income taxes...........................    44,263     36,319    120,097    105,043

  Income taxes.......................................     3,256      1,634      7,806      6,663
                                                       --------   --------   --------   --------

Net income...........................................  $ 41,007   $ 34,685   $112,291   $ 98,380
                                                       --------   --------   --------   --------
                                                       --------   --------   --------   --------

Net income per Unit..................................  $   0.50   $   0.43   $   1.37   $   1.27
                                                       --------   --------   --------   --------
                                                       --------   --------   --------   --------

Weighted average number of Units and Unit
  equivalents outstanding............................    81,596     80,393     81,456     76,703
                                                       --------   --------   --------   --------
                                                       --------   --------   --------   --------



     See accompanying notes to condensed consolidated financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.
                      Condensed Consolidated Statements of
                           Changes in Partners' Capital

                                   (unaudited)
                                 (in thousands)

                                                        Three Months Ended    Nine Months Ended
                                                        ------------------    ------------------
                                                         9/30/95   9/30/94     9/30/95   9/30/94
                                                        --------  --------    --------  --------
Partners' capital - beginning of period.............   $391,854   $271,615   $381,329   $214,045

  Net income........................................     41,007     34,685    112,291     98,380

  Capital contribution received from Alliance
    Capital Management Corporation..................        902        883      2,720      2,260

  Distributions to partners.........................    (35,150)   (31,233)  (101,987)   (91,120)

  Proceeds from sale of Units.......................         -     100,000         -     150,000

  Unit options exercised............................      1,950      1,088      4,000      3,462

  Issuance of Units to employees....................         -          -       1,920         -

  Unrealized loss on investments....................       (799)        -        (525)        -

  Foreign currency translation adjustment...........         (3)         1         13         12
                                                       --------   --------   --------  ---------

Partners' capital - end of period...................   $399,761   $377,039   $399,761   $377,039
                                                       --------   --------   --------  ---------
                                                       --------   --------   --------  ---------





     See accompanying notes to condensed consolidated financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.
                 Condensed Consolidated Statements of Cash Flows

                                   (unaudited)
                     (in thousands, except per unit amounts)


                                                              Nine Months Ended
                                                             --------------------
                                                              9/30/95     9/30/94
                                                             --------   ---------
Cash flows from operating activities:
 Net income ................................................ $112,291  $ 98,380
 Adjustments to reconcile net income to
   net cash provided from operating activities:
   Amortization and depreciation............................   50,982    50,047
   Other, net...............................................    4,389     4,475
   Changes in assets and liabilities:
     Decrease in fees receivable from Alliance
       mutual funds, other affiliated clients and
       institutional clients................................    7,727     8,759
     (Increase) decrease in receivables from brokers and
       dealers for sale of shares of Alliance mutual funds..   (8,196)   65,327
     (Increase) in deferred sales commissions...............  (25,474)  (60,428)
     (Increase) decrease in other assets....................    1,268      (384)
     Increase in accounts payable and accrued expenses......   12,742     4,884
     Increase (decrease) in payable to Alliance
       mutual funds for share purchases.....................    8,599   (90,771)
     Increase in accrued expenses under employee benefit
       plans, less deferred compensation....................   27,509    35,189
                                                             --------  --------
         Net cash provided from operating activities........  191,837   115,478
                                                             --------  --------
Cash flows from investing activities:
  Purchase of investments...................................  (34,086)  (30,437)
  Proceeds from sale of investments.........................   33,110    54,137
  Acquisition of Shields and Regent ........................       -    (73,570)
  Additions to furniture, equipment and
    leasehold improvements, net.............................   (5,724)  (15,223)
                                                             --------   -------
         Net cash (used in) investing activities............   (6,700)  (65,093)
                                                             --------   -------
Cash flows from financing activities:
  Proceeds from borrowing..................................        87   100,093
  Repayment of debt.........................................     (141) (205,176)
  Distributions to partners................................. (101,987)  (91,120)
  Proceeds from sale of Units...............................       -    150,000
  Capital contribution received from Alliance Capital
    Management Corporation..................................      470       398
  Unit options exercised....................................    4,000     3,462
                                                             --------  --------
         Net cash (used in) financing activities............  (97,571)  (42,343)
                                                             --------  --------

Effect of exchange rate changes on cash and
  cash equivalents..........................................       13        12
                                                             --------  --------


Net increase in cash and cash equivalents...................   87,579     8,054
Cash and cash equivalents at beginning of period............   52,199    96,315
                                                             --------  --------
Cash and cash equivalents at end of period.................. $139,778  $104,369
                                                             --------  --------
                                                             --------  --------

     See accompanying notes to condensed consolidated financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1995

                                   (unaudited)


1.  BASIS OF PRESENTATION

    The unaudited interim condensed consolidated financial statements of Alliance Capital Management L.P. ("Partnership") included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) financial position at September 30, 1995, (b) results of operations for the three and nine months ended September 30, 1995 and 1994 and (c) cash flows for the nine months ended September 30, 1995 and 1994, have been made.

2.  RECLASSIFICATION

    Certain prior period amounts have been reclassified to conform to the current period presentation.

3.  DEFERRED SALES COMMISSIONS


    Sales commissions paid to financial intermediaries in connection with the sale of shares of open-end mutual funds managed by the Partnership ("Alliance mutual funds") sold without a front-end sales charge are capitalized and amortized over periods not exceeding five and one half years, which approximate the periods of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from certain Alliance mutual funds and contingent deferred sales charges received from shareholders of those Alliance mutual funds upon the redemption of their shares. Contingent deferred sales charges reduce unamortized deferred sales commissions when received.

4.  CONTINGENCIES

    On July 25, 1995, a Consolidated and Supplemental Class Action Complaint ("Complaint") was filed against the Alliance North American Government Income Trust, Inc. (the "Fund"), the Partnership and certain other defendants affiliated with the Partnership, alleging violations of federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. The Complaint seeks certification of a plaintiff class of persons who purchased or owned Class A, B or C shares of the Fund from March 27, 1992 through December 23, 1994. The Complaint seeks an unspecified amount of damages, costs, attorneys' fees and punitive damages. The principal allegations of the Complaint are that the Fund purchased debt securities issued by the Mexican and Argentine governments in amounts that were not permitted by the Fund's investment objective, and that there was no shareholder vote to change the investment objective to permit purchases in such amounts. The Complaint further alleges that the decline in the value of the Mexican and Argentine securities held by the Fund caused the Fund's net asset value to decline to the detriment of the Fund's shareholders. The Partnership believes that the allegations in the Complaint are without merit and intends to vigorously defend against these claims. While the ultimate results of this action cannot be determined, management of the Partnership does not expect that this action will have a material adverse effect on the Partnership's business.

5.  INCOME TAXES

    The Partnership is a publicly traded partnership for Federal income tax purposes and, accordingly, is not currently subject to Federal and state corporate income taxes but is subject to the New York City unincorporated business tax. Current law generally provides that certain publicly traded partnerships, including the Partnership, will be taxable as a corporation beginning in 1998.

    Domestic corporate subsidiaries of the Partnership, which are subject to Federal, state and local income taxes, file a consolidated Federal income tax return and separate state and local income tax returns. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located.

6.  NET INCOME PER UNIT

    Net income per Unit is derived by reducing net income for each period by 1% for the general partnership interest held by the General Partner and dividing the remaining 99% by the weighted average number of Units, Units issuable upon conversion of the Class A Limited Partnership Interest and Unit equivalents outstanding during each period.


7.  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash payments for interest and income taxes were as follows (in thousands):



                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        ------------------  ------------------
                                         1995        1994    1995        1994
                                        ------      ------  ------      ------
    Interest...................         $  182      $1,788  $  523      $6,801
    Income taxes...............          3,241       1,892   8,159       8,051

    The 1994 consolidated statement of cash flows does not include the issuance by the Partnership of new Units to key employees of Shields Asset Management, Incorporated and its wholly-owned subsidiary, Regent Investor Services, Incorporated, having an aggregate value of approximately $15 million in connection with their entering into long-term employment agreements since this transaction did not provide or use cash.

8.  SUBSEQUENT EVENTS

    On October 19, 1995, the Partnership sold $15.0 million of its $21.3 million principal amount of Tax and Revenue Anticipation Notes Series A issued by Orange County, California ("Orange County Obligations"). The sale proceeds approximated the carrying value of the Orange County Obligations.

    On October 24, 1995, the Finance Committee of the Board of Directors of the General Partner declared a distribution of $39,287,000 or $0.48 per Unit representing the Available Cash Flow (as defined in the Partnership Agreement) of the Partnership for the three months ended September 30, 1995. The distribution will be paid on November 13, 1995 to holders of record on November 6, 1995.

    On October 24, 1995, the Partnership announced that it had reached an agreement in principle to acquire the business of Cursitor-Eaton Asset Management Company and Cursitor Holdings Limited (collectively, "Cursitor"), for $141.5 million in cash and Units, part of which will be payable over the next four years, and substantial additional consideration which will be determined at a later date. The transaction is subject to the execution of definitive agreements, approvals by boards of directors, consents and regulatory approvals, and certain other closing conditions, including client approval of the transfer of Cursitor accounts.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


GENERAL

Alliance Capital Management L.P. (the "Partnership") derives substantially all of its revenues and net income from fees for investment advisory, distribution and other services provided to its sponsored mutual funds, The Hudson River Trust ("HRT") and cash management accounts and from fees for investment advisory services provided to institutional clients and The Equitable Life Assurance Society of the United States ("ELAS"), a wholly-owned subsidiary of The Equitable Companies Incorporated, and certain of its subsidiaries. The Partnership offers a diversified range of investment management products and services to meet the varied needs and objectives of individual and institutional investors.

On March 7, 1994, the Partnership acquired the business and substantially all of the assets of Shields Asset Management, Incorporated ("Shields") and its wholly-owned subsidiary, Regent Investor Services, Incorporated ("Regent"). The acquisition was accounted for under the purchase method with the results of Shields and Regent included in the Partnership's condensed consolidated financial statements from the acquisition date. The acquisition expanded the Partnership's presence in the multi-employer, or Taft-Hartley, pension market and the individual "wrap fee" business.

MATERIAL CHANGES IN RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

(Dollars & Units in millions,                Three months ended                     Nine months ended
 except per Unit amounts)                 9/30/95   9/30/94   % Change         9/30/95    9/30/94   % Change
------------------------------------------------------------------------------------------------------------
Net income                                  $41.0     $34.7      18.2%           $112.3     $98.4     14.1%
Net income per Unit                         $0.50     $0.43      16.3             $1.37     $1.27      7.9
Weighted average number of Units
   and Unit equivalents outstanding          81.6      80.4       1.5              81.5      76.7      6.3
Operating margin                             29.1%     26.2%                       28.3%     25.6%
------------------------------------------------------------------------------------------------------------

The increases in net income are primarily attributable to increases in investment advisory and services fees due to higher average assets under management, principally from market appreciation. During the first quarter of 1995, management of the Partnership implemented a series of cost reduction initiatives which resulted in lower operating expenses. The reduction in operating expenses combined with the increase in investment advisory and services fees resulted in a significant increase in the Partnership's operating margins from the prior year periods.

ASSETS UNDER MANAGEMENT


(Dollars in billions)               9/30/95     9/30/94     $ Change    % Change
--------------------------------------------------------------------------------
Institutional                        $ 74.5      $62.7        $11.8       18.8%
Other affiliated clients               22.2       20.3          1.9        9.4
--------------------------------------------------------------------------------
                                       96.7       83.0         13.7       16.5
--------------------------------------------------------------------------------
Alliance mutual funds:
  Load mutual funds                    22.9       23.0         (0.1)      (0.4)
  Cash management services             13.1        8.8          4.3       48.9
  Hudson River Trust                   11.2        8.3          2.9       34.9
--------------------------------------------------------------------------------
                                       47.2       40.1          7.1       17.7
--------------------------------------------------------------------------------
Total                                $143.9     $123.1        $20.8       16.9%
--------------------------------------------------------------------------------

AVERAGE ASSETS UNDER MANAGEMENT

                                        Three months ended                 Nine months ended
(Dollars in billions)              9/30/95     9/30/94  % Change      9/30/95     9/30/94    %Change
----------------------------------------------------------------------------------------------------
Institutional                     $ 74.3      $ 63.7     16.6%       $ 68.7      $ 62.5      9.9%
Other affiliated clients            22.1        20.4      8.3          21.9        20.5      6.8
Mutual funds                        45.3        40.0     13.3          41.6        39.6      5.1
----------------------------------------------------------------------------------------------------
  Total                             $141.7      $124.1     14.2%       $132.2      $122.6      7.8%
----------------------------------------------------------------------------------------------------

The most significant developments during the first three quarters of 1995 have been the substantial increase in U.S. equity markets and the marked improvement in both domestic and international fixed income markets. The Partnership's assets under management were $143.9 billion at September 30, 1995, an increase of $8.1 billion and $20.8 billion from June 30, 1995 and September 30, 1994, respectively, primarily as a result of market appreciation.

Institutional assets under management, including other affiliated assets (principally, Equitable general accounts) increased from September 30, 1994 due principally to market appreciation of $15.0 billion, offset partially by net institutional asset withdrawals of $1.3 billion. Mutual fund assets under management at September 30, 1995 were $47.2 billion, an increase of $7.1 billion or 17.7% from September 30, 1994, due principally to market appreciation of $3.6 billion and net mutual fund sales of $3.5 billion. Cash management services assets under management increased $4.3 billion due to substantial net sales from existing and new financial intermediary relationships. The increase in The Hudson River Trust assets under management is primarily due to market appreciation of $1.6 billion and net sales of $1.3 billion. The Partnership's load mutual fund assets decreased $0.1 billion, primarily as a result of net mutual fund redemptions of $2.1 billion, offset partially by market appreciation of $2.0 billion.

REVENUES


                                        Three months ended                  Nine months ended
(Dollars in millions)              9/30/95     9/30/94   % Change    9/30/95     9/30/94    % Change
----------------------------------------------------------------------------------------------------
Investment advisory and
  services fees:
    Alliance mutual funds           $ 61.4      $ 54.5      12.7%     $168.6      $158.0       6.7%
    Other affiliated clients           9.6        10.1      (5.0)       33.4        30.7       8.8
    Institutional clients             46.6        41.2      13.1       129.0       120.9       6.7
Distribution plan fees from
  Alliance mutual funds               33.4        34.2      (2.3)       93.1       102.9      (9.5)
Shareholder servicing and
  administration fees                 10.8        10.2       5.9        32.1        30.2       6.3
Other revenues                         2.9         1.8      61.1         7.3         6.7       9.0
----------------------------------------------------------------------------------------------------
  Total Revenues                    $164.7      $152.0       8.4%     $463.5      $449.4       3.1%
----------------------------------------------------------------------------------------------------

Investment advisory and services fees increased $11.8 million or 11.2% for the three months and $21.4 million or 6.9% for the nine months due primarily to higher average assets under management resulting principally from market appreciation. In general, the Partnership's investment advisory and services fees are based on the market value of assets under management and vary with the type of account managed. Investment advisory agreements for certain accounts provide for performance fees in addition to a base fee. Performance fees are earned when investment performance exceeds a contractually agreed upon benchmark and, accordingly, may increase the volatility of both the Partnership's revenues and earnings.


Investment advisory fees from Alliance mutual funds increased for the three and the nine months primarily due to higher average assets under management of 13.3% and 5.1%, respectively.

Other affiliated client advisory fees decreased for the three months primarily as a result of significant performance fees earned on high yield fixed income assets under management in the third quarter of 1994, offset partially by higher average general account assets under management. Other affiliated client advisory fees increased for the nine months principally due to an increase in performance fees earned on leveraged buy-out portfolios and the addition of new high yield fixed income accounts.

Investment advisory and services fees from institutional clients increased for the three and nine months principally due to an increase in average assets under management of 16.6% and 9.9%, respectively. The increase in institutional assets is primarily a result of market appreciation and the Shields and Regent acquisition in March 1994.

Distribution plan fees decreased for the three and nine months due principally to lower average load mutual fund assets attributable to Class B and Class C Shares under the Partnership's mutual fund distribution system described under "Capital Resources and Liquidity". This decrease was principally due to net redemptions of load mutual fund shares during the latter part of 1994 and early 1995.

Increases in shareholder servicing and administration fees were primarily due to the 7.5% increase in the number of mutual fund shareholder accounts serviced by the Partnership's subsidiary, Alliance Fund Services, Inc. ("AFS"). At September 30, 1995, AFS serviced approximately 1.9 million shareholder accounts.

Other revenues, consisting primarily of commissions, interest, and dividends, increased for the quarter and the nine months primarily due to an increase in interest earned on short-term investments. The increase in other revenues for the nine months was offset partially by a decrease in commissions since substantial commissions were earned during March 1994 in connection with the launching of The Global Privatization Fund.

EXPENSES



                                        Three months ended                Nine months ended
(Dollars in millions)              9/30/95     9/30/94   % Change    9/30/95    9/30/94   % Change
--------------------------------------------------------------------------------------------------
Employee compensation and benefits  $ 44.0      $ 43.1       2.1%     $125.5     $129.1      (2.8)%
Promotion and servicing               50.8        49.6       2.4       147.7      150.6      (1.9)
General and administrative            23.2        18.3      26.8        62.7       51.2      22.5
Interest                               0.2         2.5     (92.0)        0.9        7.2     (87.5)
Amortization of intangible assets      2.2         2.2       0.0         6.6        6.3       4.8
--------------------------------------------------------------------------------------------------
   Total expenses                   $120.4      $115.7       4.1%     $343.4     $344.4      (0.3)%
---------------------------------------------------------------------------------------------------


Employee compensation and benefits increased for the three months primarily as a result of higher incentive compensation attributable to increased operating earnings and higher commission expense as a result of increased mutual fund sales. Employee compensation and benefits decreased for the nine months principally due to lower incentive compensation expense accruals due to cost reduction initiatives and lower commission expense, offset partially by nonrecurring severance costs of $2.7 million incurred in connection with the cost reduction initiatives.

Promotion and servicing expenses include distribution plan payments to financial intermediaries for distribution of the Partnership's mutual fund and cash management services products, amortization of deferred sales commissions paid to brokers for the sale of Class B Shares, travel and entertainment, advertising and promotional materials. Promotion and servicing expenses increased for the quarter primarily as a result of an increase in distribution plan payments due principally to higher average cash management assets, offset partially by lower travel and other promotional expenses resulting from the cost reduction initiatives implemented in 1995. Promotion and servicing expenses decreased for the nine months primarily due to the cost reduction initiatives and significant nonrecurring printing and mailing costs incurred in March 1994 in connection with the launching of The Global Privatization Fund.

Increases in general and administrative expenses for the three and nine months were due principally to higher legal fees attributable to pending litigation and consulting fees incurred with certain technology initiatives, as well as higher occupancy costs incurred in connection with the expansion of the Partnership's New York headquarters.

Interest expense decreased for the three and nine months primarily as a result of the prepayment of the Partnership's senior notes during August 1994.

Amortization of intangibles increased for the nine months due to the amortization of goodwill associated with the March 1994 Shields and Regent acquisition.

The provision for income taxes increased for the three and the nine months primarily as a result of the increase in income before income taxes for the Partnership and certain of its domestic corporate subsidiaries.


CAPITAL RESOURCES AND LIQUIDITY

The Partnership's cash and cash equivalents increased by $87.6 million for the nine months ended September 30, 1995. Cash provided by operating activities of $191.8 million was the Partnership's principal source of working capital during the nine month period ended September 30, 1995. Cash outflows included distributions to Unitholders of $102.0 million and capital expenditures of $5.7 million.

The Partnership's mutual fund distribution system (the "System") includes three distribution options. The System permits the Alliance mutual funds to offer investors the option of purchasing shares (a) subject to a conventional front-end sales charge ("Class A Shares"), (b) without a front-end sales charge but subject to CDSC and higher distribution fees payable by the funds ("Class B Shares"), or (c) without either a front-end sales charge or the CDSC but with higher distribution fees payable by the funds ("Class C Shares"). During the nine months ended September 30, 1995, payments made to financial intermediaries in connection with the sale of Class B shares under the System, net of CDSC received, totaled $25.5 million.

On July 19, 1995, the Partnership purchased approximately $21.3 million principal amount of Tax and Revenue Anticipation Notes Series A issued by Orange County, California ("Orange County Obligations") from two money market fund portfolios sponsored by the Partnership. As a result, letters of credit issued in favor of the portfolios, under which the Partnership was contingently liable, were terminated. On October 19, 1995, the Partnership sold $15.0 million principal amount of the Orange County Obligations. The sale proceeds approximated the carrying value of the Orange County Obligations.

On October 24, 1995 the Partnership announced that it had reached an agreement in principle to acquire the business of Cursitor-Eaton Asset Management Company and Cursitor Holdings Limited (collectively, "Cursitor"), for $141.5 million in cash and Units, part of which will be payable over the next four years, and substantial additional consideration which will be determined at a later date. The transaction is subject to the execution of definitive agreements, approvals by boards of directors, consents and regulatory approvals, and certain other closing conditions, including client approval of the transfer of Cursitor accounts.

As of September 30, 1995, the Partnership had not issued any commercial paper under its $100 million commercial paper program and there were no amounts outstanding under the Partnership's revolving credit facilities. The revolving credit facilities contain covenants which require the Partnership, among other things, to meet certain financial ratios.

Management of the Partnership believes that the Partnership has sufficient financial resources to take advantage of growth opportunities and to finance capital requirements for mutual fund sales.


CASH DISTRIBUTIONS

The Partnership is required to distribute all of its Available Cash Flow, as defined in the Partnership Agreement, to the General Partner and Unitholders (including the holder of the Class A Limited Partnership Interest based on Units issuable upon conversion of the Class A Limited Partnership Interest). The Partnership's Available Cash Flow was as follows:


                                                Three Months Ended     Nine Months Ended
                                                9/30/95    9/30/94     9/30/95    9/30/94
-----------------------------------------------------------------------------------------
Available Cash Flow (in thousands)              $39,287    $32,865    $107,891    $94,327
Available Cash Flow Per Unit                      $0.48      $0.41       $1.32      $1.23
-----------------------------------------------------------------------------------------

                                     Part II

                                OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS


          On September 26, 1995 the defendants in the purported class action styled IN RE ALLIANCE NORTH AMERICAN GOVERNMENT INCOME TRUST, INC. SECURITIES LITIGATION filed a motion to dismiss the Consolidated and Supplemental Class Action Complaint. This legal proceeding was described previously in the Form 10-K for the year ended December 31, 1994, the Form 8-K dated January 12, 1995 and the Form 10-Q for the quarter ended June 30, 1995.


Item 2.   CHANGES IN SECURITIES

          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS

          None.

Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

               Alliance Capital Management L.P. ("Partnership") filed a report on Form 8-K dated October 24, 1995 with respect to the Partnership's agreement in principle to acquire the business of Cursitor-Eaton Asset Management Company and Cursitor Holdings Limited, for $141.5 million in cash and Units and substantial additional consideration which will be determined at a later date.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ALLIANCE CAPITAL MANAGEMENT L.P.

Dated:  November 9, 1995                By:  Alliance Capital Management
                                             Corporation, its General Partner


                                        By:  /s/ Robert H. Joseph, Jr.
                                             ------------------------------
                                             Robert H. Joseph, Jr.
                                             Senior Vice President &
                                             Chief Financial Officer