Form 10-K405
period 1995-12-31
ALLIANCE CAPITAL MANAGEMENT LP
filed 1996-04-01
CIK 825313

                                                        DRAFT-MARCH 25, 1996

- --------------------------------------------------------------------------------
                                      FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the Fiscal Year Ended December 31, 1995
                                          OR
                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                      For the transition period from         to
                           Commission file number 1-9818

                              ------------------------
                                   ALLIANCE CAPITAL
                                    MANAGEMENT L.P.
                (Exact name of REGISTRANT AS SPECIFIED in its charter)

         Delaware                                     13-3434400
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)
  1345 Avenue of the Americas                           10105
      New York, N.Y.                                 (Zip Code)
  (Address of principal executive offices)



Registrant's telephone NUMBER, INCLUDING AREA CODE (212) 969-1000

             Securities registered pursuant to Section 12(b) of the Act:
                                               Name of each exchange on
        TITLE OF CLASS                             WHICH REGISTERED
        --------------                         -------------------------
 Units representing assignments of beneficial limited New York Stock Exchange ownership of partnership interests
 Securities registered pursuant to Section 12(g) of the Act:
                                         None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]
     The aggregate market value of the Units representing assignments of beneficial ownership of limited partnership interests held by non-affiliates of the registrant as of March 1, 1996 (based on the closing price on the New York Stock Exchange on that date) was approximately $788,038,500.
     The number of Units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 1, 1996 was 82,872,866 Units.
                         DOCUMENTS INCORPORATED BY REFERENCE
     Certain pages of the Alliance Capital Management L.P. 1995 Annual Report to Unitholders are incorporated by reference in Part II of this Form 10-K.

- --------------------------------------------------------------------------------

                          GLOSSARY OF CERTAIN DEFINED TERMS

    "Partnership" refers to Alliance Capital Management L.P., a Delaware limited partnership, and its subsidiaries and, where appropriate, to its predecessor ACMC and its subsidiaries.

    "ACMC" refers to ACMC, Inc., a wholly-owned subsidiary of Equitable.

    "Alliance" refers to Alliance Capital Management Corporation, a wholly-owned subsidiary of Equitable, and, where appropriate, to ACMC, its predecessor.

     "AXA" refers to AXA, a societe anonyme organized under the laws of France.

     "ECI" refers to The Equitable Companies Incorporated.

    "ECMC" refers to Equitable Capital Management Corporation, a wholly-owned subsidiary of Equitable.

    "Equitable" refers to The Equitable Life Assurance Society of the United States, a wholly-owned subsidiary of ECI, and its subsidiaries other than the Partnership and its subsidiaries.

    "General Partner" refers to Alliance in its capacity as general partner of the Partnership, and, where appropriate, to ACMC, its predecessor, in its capacity as general partner of the Partnership.

    "Units" refer to units representing assignments of beneficial ownership of limited partnership interests in the Partnership.


                                        PART I

ITEM 1.  BUSINESS

GENERAL

    The Partnership was formed in 1987 to succeed to the business of ACMC which began providing investment management services in 1971. On April 21, 1988 the business and substantially all of the operating assets of ACMC were conveyed to the Partnership in exchange for a 1% general partnership interest in the Partnership and approximately 55% of the outstanding Units. In December 1991 ACMC transferred its 1% general partnership interest in the Partnership to Alliance.

    As of March 1, 1996 ECI and Equitable were the beneficial owners of 47,984,227 Units or approximately 57.6% of the issued and outstanding Units including 446,439 Units issuable upon conversion of the Class A Limited Partnership Interest issued to ECMC in 1993 when the business and substantially all of the assets of ECMC were transferred to the Partnership. The Class A Limited Partnership Interest is convertible into additional Units valued at up to $17.4 million under a formula based on contingent incentive fees received by the Partnership prior to April 1, 1998.

    On February 29, 1996 the Partnership acquired the business of Cursitor-Eaton Asset Management Company and Cursitor Holdings Limited (collectively, "Cursitor") in exchange for 1,764,115 Units, $84.9 million in cash, notes in the aggregate principal amount of $21.5 million which are payable ratably over the next four years and substantial additional consideration which will be determined at a later date.


    Cursitor, an international investment management firm with offices in London, Paris and Boston, manages approximately $10 billion in assets for both U.S. and non-U.S. institutions, mainly pension plans. Cursitor's investment style is global asset allocation: investing client funds in stocks or bonds of the world's principal capital markets. A new subsidiary of the Partnership, Cursitor Alliance LLC ("Cursitor Alliance"), was formed to combine Cursitor's global asset allocation services with the Partnership's international and global equity management, which is characterized by a stock selection philosophy, and with the Partnership's Dimensional Trust Management Limited subsidiary, a manager of global small-capitalization index funds. Senior management of Cursitor owns a minority equity interest in Cursitor Alliance.

    As of March 1, 1996 AXA and its subsidiaries owned 63.9% of the issued and outstanding shares of the capital stock of ECI. ECI is a public company with shares traded on the New York Stock Exchange, Inc. ("NYSE"). ECI owns all of the shares of Equitable.

    AXA, a French company, is the holding company for an international group of insurance and related financial service companies. AXA's insurance operations include activities in life insurance, property and casualty insurance and reinsurance. The insurance operations are diverse geographically, with activities in more than 20 countries, including France, the United States, Australia, the United Kingdom, Canada and other countries, principally in Europe and the Asia Pacific area. AXA is also engaged in asset management, investment banking, securities trading, brokerage, real estate and other financial services activities in the United States, Europe and the Asia Pacific area.

    Based on information provided by AXA, on March 1, 1996, 42.1% of the issued ordinary shares (representing 53.4% of the voting power) of AXA were owned by Midi Participations, a French holding company ("Midi").

The shares of Midi were, in turn, owned 61.4% (representing 62.5% of the voting power) by Finaxa, another French holding company, and 38.6% (representing 37.5% of the voting power) by subsidiaries of Assicurazioni Generali S.p.A., an Italian corporation ("Generali") (one of which, Belgica Insurance Holding S.A., a Belgian corporation, owned 30.8%, representing 33.1% of the voting power). As of March 1, 1996, 61.1% of the voting shares (representing 73.4% of the voting power) of Finaxa were owned by five French mutual insurance companies (the "Mutuelles AXA") (one of which, AXA Assurances I.A.R.D. Mutuelle, owned 34.7% of the voting shares representing 40.4% of the voting power) and 25.5% of the voting shares of Finaxa (representing 16% of the voting power) were owned by Banque Paribas, a French bank ("Paribas"). Including the ordinary shares owned by Midi, on March 1, 1996, the Mutuelles AXA directly or indirectly controlled 51% of the issued ordinary shares (representing 64.7% of the voting power) of AXA. Acting as a group, the Mutuelles AXA control AXA, Midi and Finaxa.

    The Mutuelles AXA, Finaxa and Generali have agreed to engage in two transactions affecting the capital structure of AXA. The transactions consist of (i) the merger of Midi into AXA, which is expected to occur on May 9, 1996, in which the shareholders of Midi will receive a number of ordinary shares of AXA equal to the number of shares presently owned by Midi, and (ii) the simultaneous exchange of part of the shares received by subsidiaries of Generali in such merger for all the capital stock held by certain subsidiaries of AXA in a holding company controlled by Generali.

    After completion of the above transactions (and assuming no conversions or exercises of outstanding convertible securities or options), approximately 30% of the issued ordinary shares (representing between approximately 39% and 41% of the voting power) of AXA will be owned by Finaxa and approximately 11% of the issued ordinary shares (representing between approximately 14% and 16% of the voting power) of AXA will be owned by subsidiaries of Generali. Including the ordinary shares owned by Finaxa, the Mutuelles AXA will directly and indirectly control approximately 35% of the issued ordinary shares (representing between approximately 46% and 48% of the voting power) of AXA. In addition, after giving effect to such transactions, certain subsidiaries of AXA will own approximately 5% of the issued ordinary shares of AXA which are not entitled to be voted. The above transactions will not affect the capital structure of Finaxa. Acting as a group the Mutuelles AXA will continue to control AXA and Finaxa.

    The Partnership, one of the nation's largest investment advisers, provides diversified investment management services both to institutional clients and, through various investment vehicles, to individual investors.

    The Partnership's institutional account management business consists primarily of the active management of equity and fixed income accounts.

The Partnership's institutional clients include corporate and public employee pension funds, the general and separate accounts of Equitable and its insurance company subsidiaries, endowment funds, and other domestic and foreign institutions. The Partnership's individual investor services, which developed as a diversification of its institutional investment management business, consist of the management, distribution and servicing of mutual funds and cash management products, including money market funds and deposit accounts.

    The following tables provide a summary of assets under management and associated revenues of the Partnership:

                               ASSETS UNDER MANAGEMENT
                                    (in millions)


                                                                                         DECEMBER 31,
                                          ----------------------------------------------------------------------------------------
                                             1991                1992                1993              1994                  1995
Institutional Account
   Management (1)  . . . . . . . . . .   $ 70,308            $ 69,354            $ 76,615            $ 81,183            $ 97,541

Individual Investor Services:
   Alliance Mutual Funds . . . . . . .     16,143              15,588              22,045              20,583              23,196

   The Hudson River Trust  . . . . . .      4,824               5,484               7,171               8,360              11,964

   Cash Management Services (2)             6,681               7,095               8,148               9,153              13,820
                                          -------             -------             -------             -------           --------

Total  . . . . . . . . . . . . . . . .   $ 97,956            $ 97,521            $113,979            $119,279            $146,521
                                         --------            --------            --------            --------            --------
                                         --------            --------            --------            --------            --------

                                                  REVENUES
                                               (in thousands)

                                                                          YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------------------------------------
                                             1991                1992                1993                1994                1995
Institutional Account
   Management (1). . . . . . . . . . .   $182,078            $178,289            $190,921            $212,306            $231,924
Individual Investor Services:
   Alliance Mutual Funds . . . . . . .    158,562             196,964             221,005             291,975             278,328
   The Hudson River Trust (3). . . . .     10,874              13,941              18,090              22,045              29,119
   Cash Management Services (2)            54,856              58,379              64,464              69,514              91,135
Other                                       6,230               5,698               5,037               5,112               8,749
                                         --------            --------            --------            --------            --------

Total. . . . . . . . . . . . . . . . .   $412,600            $453,271            $499,517            $600,952            $639,255
                                         --------            --------            --------            --------            --------
                                         --------            --------            --------            --------            --------

(1) Includes the general and separate accounts of Equitable and its insurance company subsidiaries.
(2) Includes money market deposit accounts brokered by the Partnership for which no investment management services are performed.
(3) Net of certain fees paid to Equitable for services rendered by Equitable in marketing the variable annuity insurance and variable life products for which The Hudson River Trust is the funding vehicle.

INSTITUTIONAL ACCOUNT MANAGEMENT

    As of December 31, 1993, 1994 and 1995 institutional accounts (other than investment companies and deposit accounts) represented approximately 67%, 68% and 67%, respectively, of total assets under management by the Partnership. The fees earned from the management of those accounts represented approximately 38%, 35% and 36% of the Partnership's revenues for 1993, 1994 and 1995, respectively.


                    INSTITUTIONAL ACCOUNT ASSETS UNDER MANAGEMENT
                                    (in millions)

                                                                                DECEMBER 31,
                                            --------------------------------------------------------------------------------------
                                             1991                1992                1993                1994                1995
Equity & Balanced:
 Domestic  . . . . . . . . . . . . . .   $ 27,826            $ 27,292            $ 29,664            $ 30,256           $  42,517
 International & Global  . . . . . . .      2,315               2,313               2,913               3,828               3,932
Fixed Income:
 Domestic  . . . . . . . . . . . . . .     27,806              26,419              28,596              31,623              32,741

 International & Global  . . . . . . .      1,086               2,344               2,252               2,602               1,891
Passive:
 Domestic  . . . . . . . . . . . . . .      9,735               9,688              11,240               9,645              12,787
 International & Global  . . . . . . .      1,376               1,116               1,760               3,028               3,484
Other  . . . . . . . . . . . . . . . .        164                 182                 190                 201                 189
                                         --------            --------            --------           ---------           ---------

Total  . . . . . . . . . . . . . . . .   $ 70,308            $ 69,354            $ 76,615            $ 81,183           $  97,541
                                         --------            --------            --------            --------           ---------
                                         --------            --------            --------            --------           ---------

                     REVENUES FROM INSTITUTIONAL ACCOUNT MANAGEMENT
                                    (in thousands)

                                                                     YEARS ENDED DECEMBER 31,
                                         -----------------------------------------------------------------------------------------
                                             1991                1992                1993                1994                1995
Investment Services:
Equity & Balanced:
 Domestic  . . . . . . . . . . . . . .   $ 77,215            $ 87,875            $ 94,976            $107,048            $131,086
 International & Global  . . . . . . .      6,571               6,945               7,166              10,867              10,373
Fixed Income:
 Domestic  . . . . . . . . . . . . . .     81,600              64,277              66,131              70,217              67,102
 International & Global  . . . . . . .      1,688               3,902               4,895               5,180               3,784
Passive:
 Domestic  . . . . . . . . . . . . . .      4,692               4,342               6,220               6,016               5,919
 International & Global. . . . . . . .      1,725               2,292               2,790               4,052               3,870
Other  . . . . . . . . . . . . . . . .      1,483               1,553               1,543               1,597               1,716
                                         --------            --------            --------            --------            --------
                                          174,974             171,186             183,721             204,977             223,850


Service and Other Fees . . . . . . . .      7,104               7,103               7,200               7,329               8,074
                                         --------            --------            --------            --------            --------
Total  . . . . . . . . . . . . . . . .   $182,078            $178,289            $190,921            $212,306            $231,924
                                         --------            --------            --------            --------            --------
                                         --------            --------            --------            --------            --------

INVESTMENT MANAGEMENT SERVICES

    The Partnership's institutional account management business consists primarily of the active management of equity accounts, balanced (equity and fixed income) accounts and fixed income accounts. The Partnership also provides active management for international (non-U.S.) and global (including U.S.) equity, balanced and fixed income portfolios, venture capital portfolios and investment partnership portfolios known as hedge funds. The Partnership provides "passive" management services for equity, fixed income and international accounts. As of December 31, 1995 the Partnership's accounts were managed by 75 portfolio managers with an average of 16 years of experience in the industry and 11 years of experience with the Partnership.

    EQUITY AND BALANCED ACCOUNTS. The Partnership's equity and balanced accounts contributed approximately 20%, 20% and 22% of the Partnership's total
revenues for 1993, 1994 and 1995, respectively.   Assets under management
relating to active equity and balanced accounts grew from approximately $22.6 billion as of December 31, 1990 to approximately $46.4 billion as of December 31, 1995.

    The Partnership has had a distinct and consistent style of equity investing. The Partnership does not emphasize market timing as an investment tool but instead emphasizes long-term trends and objectives, generally remaining fully invested. The Partnership's equity strategy is to invest in the securities of companies experiencing growing earnings momentum which are known as growth stocks. The result of these investment characteristics is that the Partnership's client portfolios tend to have, as compared to the average of companies comprising the Standard & Poor's Index of 500 Stocks ("S&P 500"), a greater market price volatility, a lower average yield and a higher average price-earnings ratio.

    The Partnership's principal method of securities evaluation is through fundamental analysis undertaken by its internal staff of full-time research analysts, supplemented by research undertaken by the Partnership's portfolio managers. The Partnership holds frequent investment strategy meetings in which senior management, portfolio managers and analysts discuss investment strategy. The Partnership's portfolio managers construct and maintain portfolios that adhere to each client's guidelines and conform to the Partnership's current investment strategy.

    As of December 31, 1995 the Partnership managed two hedge funds which had approximately $237 million in assets under management. The Partnership's hedge funds invest primarily in long positions in a limited number of fundamentally researched, high quality growth companies. The portfolios of the hedge funds consist of various types of securities (e.g. equities, convertible securities, warrants, options, futures and long term equity anticipation securities (LEAPS). The hedge funds engage in short sales in order to enhance overall performance. The hedge funds take short positions, including the purchase of put options on securities, market indices or futures. The hedge funds may employ the use of leverage through securities exposure and borrowings.

    The Partnership's balanced accounts consist of an equity component and a fixed income component. Typically, from 50% to 75% of a balanced account is managed in the same manner as a separate equity account, while the remaining fixed income component is oriented toward capital preservation and income generation.

    FIXED INCOME ACCOUNTS. The Partnership's fixed income accounts contributed approximately 14%, 13% and 11% of the Partnership's total revenues for 1993, 1994 and 1995, respectively. Assets under management relating to active fixed income accounts increased from approximately $29.0 billion as of December 31, 1990 to approximately $34.6 billion as of December 31, 1995.

    The Partnership's fixed income management services include conventional actively managed bond portfolios in which portfolio maturity structures, market sector concentrations and other characteristics are actively shifted in anticipation of market changes. The fixed income services also include managing portfolios investing in foreign government securities and other foreign debt securities. Sector concentrations and other portfolio characteristics are heavily committed to areas that the Partnership's portfolio managers believe have the best investment values. The Partnership also manages portfolios that are limited to specialized areas of the fixed income markets, such as mortgage-backed securities and high-yield bonds.

    Alliance Corporate Finance Group Incorporated ("ACFG"), a wholly-owned subsidiary of the Partnership, manages investments in private mezzanine financings and private investment limited partnerships. Private mezzanine financings are investments in the subordinated debt and/or preferred stock portions of leveraged transactions (such as leveraged buy-outs and leveraged recapitalizations). Such investments are usually coupled with a contingent interest component or investment in an equity participation, which provide the potential for capital appreciation.

    ACFG uses a network of investment banks, commercial banks, other financial institutions and issuers to generate investment opportunities in the private placement market. This network enables ACFG to seek to manage risk through high selectivity and diversification strategies. ACFG also seeks to mitigate risk through an ongoing program of monitoring the performance of the companies in its portfolios. In addition, ACFG maintains a separate Investment Recovery Group responsible for maximizing the recovery of clients' investments in troubled companies.

    ACFG manages two private mezzanine investment funds designed for institutional investors, with an aggregate of approximately $635 million under management as of December 31, 1995. As of that date Equitable and its insurance company subsidiaries had investments of approximately $150 million in these funds.

    ACFG also manages two limited partnerships regulated as business development companies under the Investment Company Act of 1940 ("Investment Company Act") which invest primarily in private mezzanine financings. As of December 31, 1995 these funds had net assets of approximately $200 million.

    The Partnership manages two collateralized bond obligation funds whose pools of collateral debt securities consist primarily of privately-placed, fixed rate corporate debt securities acquired from Equitable and its affiliates. As of December 31, 1995 these funds had approximately $385 million under management. As of that date ECI and its insurance company subsidiaries had investments of approximately $292 million in these funds.

    PASSIVE MANAGEMENT. The Partnership's strategy in passive portfolio management is to provide customized portfolios to meet specialized client needs, such as a portfolio designed to replicate an index of small-capitalization stocks. In addition, the Partnership offers domestic and international indexation strategies, such as portfolios designed to match the performance characteristics of the S&P 500 and the Morgan Stanley Capital International Indices. The Partnership also offers a variety of structured fixed income portfolio applications, including immunization (designed to produce a compound rate of return over a specified time, irrespective of interest rate movements), dedication (designed to produce specific cash flows at specific times to fund known liabilities) and indexation (designed to replicate the return of a specified market index or benchmark). A subsidiary of the Partnership is the manager of four passive U.K. unit trusts which invest in small capitalization common stocks on a global basis. As of December 31, 1995 the Partnership managed approximately $16.3 billion in passive portfolios.

    OTHER SERVICES. Subsidiaries of the Partnership maintain offices in London, England, Paris, France, Bombay, India, Istanbul, Turkey, Sao Paolo, Brazil, and Tokyo, Japan which provide international and global investment management, research, marketing and advisory services to institutional and other clients and in Luxembourg, Sydney, Australia, Toronto, Canada, Singapore and Bahrain which market investment management services.

CLIENTS

    The approximately 1,002 institutional accounts (other than investment companies) for which the Partnership acts as investment manager include corporate employee benefit plans, public employee retirement systems, the general and separate accounts of Equitable and its insurance company subsidiaries, endowment funds, foundations, foreign governments, multi-employer pension plans and financial and other institutions. Generally, the minimum size for a new separately managed account is $10 million.

    The general and separate accounts of Equitable and its insurance company subsidiaries, which were transferred to the Partnership in 1993 in connection with the acquisition of the business and substantially all of the assets of ECMC, are the Partnership's largest institutional clients. As of December 31, 1995 these accounts, excluding investments made by these accounts in The Hudson River Trust (See "Individual Investor Services - The Hudson River Trust"), represented approximately 19% of total assets under management by the Partnership and approximately 9% of the Partnership's total revenues for 1995.

    As of December 31, 1995 corporate employee benefit plan accounts represented approximately 16% of total assets under management by the Partnership. Assets under management for other tax-exempt accounts, including public employee benefit funds organized by government agencies and municipalities, endowments, foundations and multi-employer employee benefit plans, represented approximately 33% of total assets under management as of December 31, 1995.

    The following table lists the Partnership's ten largest institutional clients, ranked in order of size of total assets under management as of December 31, 1995. Since the Partnership's fee schedules vary based on the type of account, the table does not reflect the ten largest revenue generating clients.

    CLIENT OR SPONSORING EMPLOYER                TYPE OF ACCOUNT

      Equitable and its insurance . . . . . .
        company subsidiaries  . . . . . . . .      Equity, Fixed Income,
                                                   Passive
      North Carolina Retirement System  . . .      Passive Equity, Equity,
                                                   Global Equity
      A Foreign Government Central Bank . . .      Equity, Global Equity,
                                                   Fixed Income, Global
                                                   Fixed Income
      State Board of Administration of Florida     Equity, Fixed Income
      Ford Motor Company  . . . . . . . . . .      Equity, Venture Capital
      BellSouth Corporation . . . . . . . . .      Passive Equity
      Boeing Company  . . . . . . . . . . . .      Equity, Balanced
      New York State Teachers' Retirement System   Passive Equity, Equity
      New York State Common Retirement System      Equity
      Minnesota State Board of Investment . .      Equity

    These institutional clients accounted for approximately 34% of the Partnership's total assets under management at December 31, 1995 and approximately 14% of the Partnership's total revenues for the year ended December 31, 1995 (42% and 18% respectively if the investments by the separate accounts of Equitable in The Hudson River Trust were included). No single institutional client other than Equitable and its insurance company subsidiaries accounted for more than approximately 1% of the Partnership's total revenues for the year ended December 31, 1995. The general and separate accounts of Equitable and its insurance company subsidiaries accounted for approximately
19% of the Partnership's total assets under management at December 31, 1995 and approximately 9% of the Partnership's total revenues for the year ended
December 31, 1995 (27% and 14% respectively if the investments by the separate accounts of Equitable in The Hudson River Trust were included).

    Since its inception, the Partnership has experienced periods when it gained significant numbers of new accounts or amounts of assets under management and periods when it lost significant accounts or assets under management. These fluctuations result from, among other things, the relative attractiveness of the Partnership's investment style or level of performance under prevailing market conditions, changes in the investment patterns of clients that result in a shift in assets under management and other circumstances such as changes in the management or control of a client.

INVESTMENT MANAGEMENT AGREEMENTS AND FEES

    The Partnership's institutional accounts are managed pursuant to a written investment management agreement between the client and the Partnership, which usually is terminable at any time or upon relatively short notice by either party. In general, the Partnership's contracts may not be assigned without the consent of the client.

    In providing investment management services to institutional clients, the Partnership is principally compensated on the basis of fees calculated as a percentage of assets under management. Fees are generally billed quarterly and are calculated on the value of an account at the beginning or end of a quarter or on the average of such values during the quarter. As a result, fluctuations in the amount or value of assets under management are reflected in revenues from management fees within two calendar quarters.

    Management fees paid on equity and balanced accounts are generally charged in accordance with a fee schedule that ranges from 0.75% (for the first $10 million in assets) to 0.25% (for assets over $60 million) per annum of assets under management. Fees for the management of fixed income portfolios generally are charged in accordance with lower fee schedules, while fees for passive equity portfolios typically are even lower. Fees for the management of hedge funds are higher than the fees charged for equity and balanced accounts and also provide for the payment of performance fees or carried interest to the Partnership. With respect to approximately 5% of assets under management, the Partnership charges performance-based fees, which consist of a relatively low base fee plus an additional fee based on a percentage of assets if investment performance for the account exceeds certain benchmarks. No assurance can be given that such fee arrangements will not become more common in the investment management industry. Utilization of such fee arrangements by the Partnership on a broader basis could create greater fluctuations in the Partnership's revenues.

    ACFG's fees for corporate finance activities generally involve the payment of a base management fee ranging from 0.10% to 1.00% of assets under management per annum. In some cases ACFG receives incentive fees generally equivalent to 20% of gains in excess of a specified hurdle rate.

    In connection with the investment advisory services provided to the general and separate accounts of Equitable and its insurance company subsidiaries the Partnership provides ancillary accounting, valuation, reporting, treasury and other services.

MARKETING

    The Partnership's institutional products are marketed by marketing specialists assisted by portfolio managers. These marketing specialists solicit business on a full-time basis for the entire range of the Partnership's institutional account management services. Marketing specialists are dedicated to public retirement systems and multi-employer pension plans as well as the hedge fund marketplace.

INDIVIDUAL INVESTOR SERVICES

    The Partnership (i) manages and sponsors a broad range of open-end and closed-end mutual funds other than The Hudson River Trust and markets wrap fee accounts ("Alliance Mutual Funds"), (ii) manages The Hudson River Trust which is the funding vehicle for variable annuity insurance and variable life insurance products offered by Equitable and its insurance company subsidiaries, and (iii) provides cash management services (money market funds and federally insured deposit accounts) that are marketed to individual investors through broker-dealers, banks, insurance companies and other financial intermediaries. The net assets comprising the Alliance Mutual Funds, The Hudson River Trust and money market funds and deposit accounts on December 31, 1995 amounted to approximately $49.0 billion. The assets of the Alliance Mutual Funds, The Hudson River Trust and the money market funds are managed by the same investment professionals who manage the Partnership's institutional client accounts.

                           REVENUES FROM INDIVIDUAL INVESTOR SERVICES
                                       (in thousands)

                                                                          YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------------------------------------
                                             1991                1992                1993                1994                1995
Alliance Mutual Funds:
Investment Services . . . . . . . . .    $ 83,245            $100,057            $109,692            $147,496            $147,407
Distribution Plan Fees  . . . . . . .      57,125              78,455              89,253             117,509             105,405
Services and Other Fees . . . . . . .      11,894              14,149              16,901              23,491              23,779
Underwriting
  Commissions . . . . . . . . . . . .       6,298               4,303               5,159               3,479               1,737
                                         --------            --------            --------            --------            --------
                                          158,562             196,964             221,005             291,975             278,328
                                         --------            --------            --------            --------            --------
The Hudson River Trust:

Investment Services (1) . . . . . . .      10,714              13,814              17,148              21,655              28,680
Services and Other Fees . . . . . . .         160                 127                 942                 390                 366
Underwriting
  Commissions . . . . . . . . . . . .          --                  --                  --                  --                  73
                                         --------            --------            --------            --------            --------
                                           10,874              13,941              18,090              22,045              29,119
                                         --------            --------            --------            --------            --------
Cash Management Services:

Investment Services (2) . . . . . . .      35,112              36,788              40,202              42,018              56,642
Distribution Plan Fees  . . . . . . .      12,888              14,530              16,007              18,104              23,328
Services and Other Fees . . . . . . .       5,932               6,721               7,890               9,383              11,165
Underwriting
  Commissions . . . . . . . . . . . .         924                 340                 365                   9                   -
                                         --------            --------            --------            --------            --------
                                           54,856              58,379              64,464              69,514              91,135
                                         --------            --------            --------            --------            --------
Total . . . . . . . . . . . . . . . .    $224,292            $269,284            $303,559            $383,534            $398,582
                                         --------            --------            --------            --------            --------
                                         --------            --------            --------            --------            --------

(1) Net of certain fees paid to Equitable for services rendered by Equitable in marketing the variable annuity insurance and variable life products for which The Hudson River Trust is the funding vehicle.
(2) Includes fees received by the Partnership in connection with its distribution of money market deposit accounts for which no investment management services are provided.

ALLIANCE MUTUAL FUNDS

    The Partnership has been managing mutual funds since 1971. Since then, the Partnership has sponsored open-end load mutual funds, closed-end mutual funds and offshore funds. On December 31, 1995 net assets in the Alliance Mutual Funds totalled approximately $23.2 billion.


                                                      Net Assets as of
                                                      December 31, 1995
         TYPE OF ALLIANCE MUTUAL FUNDS                  (IN MILLIONS)

         Open-End Funds:
           Equity and Balanced . . . . . . . . . .    $    6,916.4
           Taxable Fixed Income  . . . . . . . . .         6,436.3

           Tax Exempt Fixed Income . . . . . . . .         2,480.4
         Offshore Funds (Open and Closed-End). . .         1,672.9
         Closed-End Funds  . . . . . . . . . . . .         4,073.2
         Variable Product Series Funds . . . . . .           327.5
         Wrap Fee Programs . . . . . . . . . . . .         1,289.1
                                                       -----------
         Total . . . . . . . . . . . . . . . . . .     $  23,195.8
                                                       -----------
                                                       -----------


THE HUDSON RIVER TRUST

     The Hudson River Trust is the funding vehicle for the variable annuity insurance and variable life insurance products offered by Equitable and its insurance company subsidiaries. On December 31, 1995 the assets of the portfolios of The Hudson River Trust were as follows:

                                                       Net Assets as of
                                                       December 31, 1995
                                                        (IN MILLIONS)
                                                       -----------------

         Common Stock Portfolio . . . . . . . . . . . .  $ 4,879.7
         Aggressive Stock Portfolio . . . . . . . . . .    2,700.5
         Balanced Portfolio . . . . . . . . . . . . . .    1,523.2
         Growth Investors Portfolio . . . . . . . . . .      896.1
         Global Portfolio . . . . . . . . . . . . . . .      686.1
         Money Market Portfolio . . . . . . . . . . . .      386.7
         Conservative Investors Portfolio . . . . . . .      252.1
         Equity Index Fund  . . . . . . . . . . . . . .      165.8
         Quality Bond Portfolio . . . . . . . . . . . .      157.4
         High Yield Portfolio . . . . . . . . . . . . .      118.1
         Growth & Income Portfolio  . . . . . . . . . .       98.1
         Intermediate Government Portfolio  . . . . . .       71.8
         International Portfolio  . . . . . . . . . . .       28.7
                                                         ---------

         Total  . . . . . . . . . . . . . . . . . . . . $ 11,964.3
                                                        ----------
                                                        ----------

    DISTRIBUTION.   The Alliance Mutual Funds are distributed to individual
investors through broker-dealers, insurance sales representatives, banks and other financial intermediaries. Alliance Fund Distributors, Inc. ("AFD"), a registered broker-dealer and a wholly-owned subsidiary of the Partnership, serves as the principal underwriter and distributor of the Alliance Mutual Funds registered under the Investment Company Act of 1940 as "open-end" investment companies ("U.S. Funds") and serves as a placing or distribution agent for most of the Alliance Mutual Funds which are not registered under the Investment Company Act and which are not publicly offered to United States persons ("Offshore Funds"). 44 sales representatives devote their time exclusively to promoting the sale of Alliance Mutual Fund shares by financial intermediaries.

    Many of the financial intermediaries that sell shares of Alliance Mutual Funds also offer shares of funds not managed by the Partnership and frequently offer shares of funds managed by their own affiliates.

    The Partnership maintains a mutual fund distribution system (the "System") which permits open-end Alliance Mutual Funds to offer investors the option of purchasing shares (a) subject to a conventional front-end sales charge ("Class A Shares"), (b) without a front-end sales charge but subject to a contingent deferred sales charge payable by shareholders ("CDSC") and higher distribution fees and transfer agent costs payable by the Funds ("Class B Shares") or (c) without either a front-end sales charge or a CDSC but with higher distribution fees payable by the Alliance Mutual Funds ("Class C Shares"). If a shareholder purchases Class A Shares, AFD compensates the financial intermediary distributing the Fund from a portion of the front-end sales charge paid by the shareholder at the time of each sale. If a shareholder purchases Class B Shares, AFD does not collect a front-end sales charge even though AFD is obligated to compensate the financial intermediary at the time of each sale. Payments made to financial intermediaries during 1995 in connection with the System, net of CDSC received, totalled approximately $41.7 million. Management of the Partnership believes AFD will recover the payments made to financial intermediaries in respect of the Class B shares from the higher distribution fees and CDSC it receives over periods not exceeding 5 1/2 years. If a shareholder purchases Class C Shares, AFD does not collect a front-end sales charge or CDSC and does not compensate the financial intermediary at the time of sale but the entire amount of the distribution fees attributable to Class C Shares is paid to the financial intermediary. The rules of the National Association of Securities Dealers, Inc. effectively limit the aggregate of all front-end, deferred and asset-based sales charges paid to AFD with respect to any class of its shares by each open-end U.S. Fund to 6.25% of cumulative gross sales of shares of that class, plus interest at the prime rate plus 1% per annum.

    The open-end U.S. Funds and Offshore Funds have entered into agreements with AFD under which AFD is paid a distribution services fee. The Partnership uses borrowings and its own resources to finance distribution of open-end Alliance Mutual Fund shares.

    The selling and distribution agreements between AFD and the financial intermediaries that distribute Alliance Mutual Funds are terminable by either party upon notice (generally of not more than sixty days) and do not obligate the financial intermediary to sell any specific amount of fund shares. A small amount of mutual fund sales is made directly by AFD, in which case AFD retains the entire sales charge.

    During 1995 the ten financial intermediaries responsible for the largest volume of sales of Alliance Mutual Funds were responsible for 62.5% of the total sales of Alliance Mutual Funds. Equico Securities, Inc. ("Equico"), a wholly-owned subsidiary of Equitable that utilizes members of Equitable's insurance agency sales force as its registered representatives, has entered into a selected dealer agreement with AFD and since 1986 has been responsible for a significant portion of total open-end Alliance Mutual Fund sales (11% in 1995). Equico is under no obligation to sell a specific amount of fund shares and also sells shares of mutual funds sponsored by organizations unaffiliated with Equitable.

    Subsidiaries of Merrill Lynch & Co., Inc. (collectively "Merrill Lynch") were responsible for approximately 35%, 30% and 19% of Alliance Mutual Fund sales in 1993, 1994 and 1995, respectively. Smith Barney Inc. ("Smith Barney") was responsible for 10% of Alliance Mutual Fund sales in 1995. Neither Merrill Lynch nor Smith Barney is under any obligation to sell a specific amount of Alliance Mutual Fund shares and each also sells shares of mutual funds that it sponsors and which are sponsored by unaffiliated organizations.

    No dealer or agent other than Equico, Merrill Lynch and Smith Barney has in any year since 1990 accounted for more than 10% of the sales of open-end Alliance Mutual Funds.

    Based on market data reported by the Investment Company Institute (December
1995), the Partnership's market share in the U.S. mutual fund industry is 1.13% of total industry assets and the Partnership accounted for 1.09% of total open-end and closed-end fund sales force-derived industry sales in the U.S. during 1995. While the performance of the Alliance Mutual Funds is a factor in the sale of their shares, there are other factors contributing to success in the mutual fund management business that are not as important in the institutional account management business. These factors include the level and quality of shareholder services (see "Shareholder and Administration Services" below) and the amounts and types of distribution assistance and administrative services payments. The Partnership believes that its compensation programs with financial intermediaries are competitive with others in the industry.

    Under current interpretations of the Glass-Steagall Act and other laws and regulations governing depository institutions, banks and certain of their affiliates generally are permitted to act as agent for their customers in connection with the purchase of mutual fund shares and to receive as compensation a portion of the sales charges paid with respect to such purchases. During 1995 banks and their affiliates accounted for approximately 8% of the sales of shares of open-end Alliance Mutual Funds.

    INVESTMENT MANAGEMENT AGREEMENTS AND FEES. Management fees from the Alliance Mutual Funds and The Hudson River Trust vary between .20% and 1.80% per annum of average net assets. As certain of the U.S. Funds have grown, fee schedules have been revised to provide lower incremental fees above certain levels. Fees paid by the U.S. Funds and The Hudson River Trust are fixed annually by negotiation between the Partnership and the board of directors or trustees of each U.S. Fund and The Hudson River Trust, including a majority of the disinterested directors or trustees. Changes in fees must be approved by the shareholders of each U.S. Fund and The Hudson River Trust. In general, the investment management agreements with the U.S. Funds and The Hudson River Trust provide for termination at any time upon 60 days notice.


    Under each investment management agreement with a U.S. Fund, the Partnership provides the U.S. Fund with investment management services, office space and order placement facilities and pays all compensation of directors or trustees and officers of the U.S. Fund who are affiliated persons of the Partnership. Each U.S. Fund pays all of its other expenses. If the expenses of a U.S. Fund exceed an expense limit established under the securities laws of any state in which shares of that U.S. Fund are qualified for sale or as prescribed in the U.S. Fund's investment management agreement, the Partnership absorbs such excess through a reduction in the advisory fee. Currently, the Partnership believes that California and South Dakota are the only states to impose such a limit. The expense ratios for the U.S. Funds during their most recent fiscal year ranged from 1.08% to 3.25%. In connection with newly organized U.S. Funds, the Partnership may also agree to reduce its fee or bear certain expenses to limit a fund's expenses during an initial period of operations. The Partnership does not expect, however, that state expense or voluntary limits, at current fee and expense levels, will have a significant effect on the results of its operations.

CASH MANAGEMENT SERVICES

    The Partnership provides cash management services to individual investors through a product line comprising eighteen money market fund portfolios and five types of brokered money market deposit accounts. Net assets in these products as of December 31, 1995 totalled approximately $13.8 billion.

                                                      Net Assets as of
                                                 December 31, 1995
                                                      (IN MILLIONS)
                                                      -----------------

    Money Market Funds:
         Alliance Capital Reserves (two portfolios)     $  5,326.9
         Alliance Government Reserves (two portfolios)     3,378.0
         Alliance Municipal Trust (seven portfolios)       2,036.1
         Alliance Money Market Fund (three portfolios)     1,574.8
         ACM Institutional Reserves (four portfolios)        701.3
    Money Market Deposit Accounts (five products)            802.7
                                                        ----------
    Total . . . . . . . . . . . . . . . . . . . . . .   $ 13,819.8
                                                        ----------

    The Partnership also offers a managed assets program, which provides customers of participating financial intermediaries with a Visa Card, access to automated teller machines and check writing privileges. The program is linked to the customer's chosen Alliance money market fund. The program serves to enhance relationships with financial intermediaries and to attract and retain investments in the Alliance money market funds, as well as to generate fee income.

    Under its investment management agreement with each money market fund, the Partnership is paid an investment management fee equal to 0.50% per annum of the fund's average net assets except for ACM Institutional Reserves which pays a fee between 0.20% and 0.45% of its average net assets. In the case of Alliance Capital Reserves, Alliance Money Reserves and Alliance Government Reserves, the fee is payable at lesser rates with respect to average net assets in excess of $1.25 billion. For distribution and account maintenance services rendered in connection with the sale of money market deposit accounts, the Partnership receives fees from the participating banks that are based on outstanding account
balances.   Because the money market deposit account programs involve no investment management functions to be performed by the Partnership, the Partnership's costs of maintaining the account programs are less, on a relative basis, than its costs of managing the money market funds.

    On December 31, 1995 more than 97% of the assets invested in the Partnership's cash management programs were attributable to regional broker-dealers and other financial intermediaries, with the remainder coming directly from the public. On December 31, 1995 more than 475 financial intermediaries offered the Partnership's cash management services. The Partnership's money market fund market share (not including deposit products), as computed based on market data reported by the Investment Company Institute (November 1995), has increased from 0.95% of total money market fund industry assets at the end of 1990 to 1.74% at December 31, 1995.

    The Partnership makes payments to financial intermediaries for distribution assistance and shareholder servicing and administration. The Partnership's money market funds pay fees to the Partnership at annual rates of up to 0.25% of average daily net assets pursuant to "Rule 12b-1" distribution plans except for Alliance Money Market Fund which pays a fee of up to 0.45% of its average daily net assets. Such payments are supplemented by the Partnership in making payments to financial intermediaries under the distribution assistance and shareholder servicing and administration program. During 1995 such supplemental payments totalled $35.6 million ($26.1 million in 1994). Seven employees of the Partnership devote their time exclusively to marketing the Partnership's cash management services.

    A principal risk to the Partnership's cash management services business is the acquisition of its participating financial intermediaries by companies that are competitors or that plan to enter the cash manage-ment services business. As of December 31, 1995 the five largest participating financial intermediaries were responsible for assets aggregating approximately $6.8 billion, or 48.8% of the cash management services total. Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ Securities Corporation"), a subsidiary of ECI, was one of these intermediaries and was responsible for assets aggregating approximately $800 million or 6% of the cash management services total.

    Many of the financial intermediaries whose customers utilize the Partnership's cash management services are broker-dealers whose customer accounts are carried, and whose securities transactions are cleared and settled, by the Pershing Division ("Pershing") of DLJ Securities Corporation. Pursuant to an agreement between Pershing and the Partnership, Pershing recommends to certain of its correspondent firms the use of the Partnership's money market funds and other cash management products. In return, Pershing is paid a portion of the revenues derived by the Partnership from sales through such Pershing correspondents. During 1995 these payments to Pershing amounted to approximately $4.3 million. As of December 31, 1995 DLJ Securities Corporation and these Pershing correspondents were responsible for approximately 18% of the Partnership's total cash management assets. Pershing may terminate its agreement with the Partnership on 180 days' notice. If the agreement were terminated, Pershing would be under no obligation to recommend or in any way assist in the sale of the Partnership's cash management products and would be free to recommend or assist in the sale of competitive products.

    The Partnership's money market funds are investment companies registered under the Investment Company Act and are managed under the supervision of boards of directors or trustees, which include disinterested directors or trustees who must approve investment management agreements and certain other matters. The investment management agreements between the money market funds and the Partnership provide for an expense limitation of 1% per annum or less of average daily net assets. See "Alliance Mutual Funds - Investment Management Agreements and Fees".

SHAREHOLDER AND ADMINISTRATION SERVICES

    Alliance Fund Services, Inc. ("AFS"), a wholly-owned subsidiary of the Partnership, provides registrar, dividend disbursing and transfer-agency related services for each U.S. Fund and provides servicing for each U.S. Fund's shareholder accounts. As of December 31, 1995 AFS employed 274 people. AFS operates out of offices in Secaucus, New Jersey. Under each servicing agreement AFS receives a monthly fee. Each servicing agreement must be approved annually by the relevant U.S. Fund's board of directors or trustees, including a majority of the disinterested directors or trustees, and may be terminated by either party without penalty upon 60 days' notice.

    Most U.S. Funds and closed-end funds for which the Partnership acts as investment manager utilize Partnership personnel to perform legal, clerical and accounting services not required to be provided by the Partnership. Payments by a U.S. Fund for these services must be specifically approved in advance by the U.S. Fund's board of directors or trustees. Currently, the Partnership and AFS are accruing revenues for providing clerical and accounting services to the U.S. Funds and these closed-end funds at the rate of approximately $7.6 million per year.

    Alliance International Fund Services S.A. ("AIFS"), a wholly-owned subsidiary of the Partnership, is the registrar and transfer agent of substantially all of the Offshore Funds. As of December 31, 1995 AIFS employed 7 people. AIFS operates out of offices in Luxembourg and receives a monthly fee for its registrar and transfer agency services. Each agreement between AIFS and an Offshore Fund may be terminated by either party upon 60 days' notice.

    The Partnership expects to continue to devote substantial resources to shareholder servicing because of its importance in competing for assets invested in mutual funds and cash management services.

COMPETITION

    The financial services industry is highly competitive and new entrants are continually attracted to it. No one or small number of competitors is dominant in the industry. The Partnership is subject to substantial competition in all aspects of its business. Pension fund, institutional and corporate assets are managed by investment management firms, broker-dealers, banks and insurance companies. Many of these financial institutions have substantially greater resources than the Partnership. The Partnership competes with other providers of institutional investment products and services primarily on the basis of the range of investment products offered, the investment performance of such products and the services provided to clients. Based on an annual survey conducted by PENSIONS & INVESTMENTS, as of January 1, 1995 the Partnership was ranked 7th out of 268 managers based on tax-exempt assets under management, 9th out of the 25 largest managers of international index assets, 7th out of the 25 largest managers of domestic equity index funds and 13th out of the 25 largest domestic bond index managers.

    Many of the firms competing with the Partnership for institutional clients also offer mutual fund shares and cash management services to individual investors. Competitiveness in this area is chiefly a function of the range of mutual funds and cash management services offered, investment performance, quality in servicing customer accounts and the capacity to provide financial incentives to financial intermediaries through distribution assistance and administrative services payments funded by "Rule 12b-1" distribution plans and the investment adviser's own resources.

CUSTODY AND BROKERAGE

    Neither the Partnership nor its subsidiaries maintains custody of client funds or securities, which is maintained by client-designated banks, trust companies, brokerage firms or other custodians. Custody of the assets of Alliance Mutual Funds, The Hudson River Trust and money market funds is maintained by custodian banks and central securities depositories.

    The Partnership generally has the discretion to select the brokers or dealers to be utilized to execute transactions for client accounts. Broker-dealers affiliated with ECI and Equitable effect transactions for client accounts only if the use of the broker-dealers has been specifically authorized or directed by the client.

REGULATION

    The Partnership, ACFG and Alliance are investment advisers registered under the Investment Advisers Act of 1940. Each U.S. Fund is registered with the Securities and Exchange Commission ("SEC") under the Investment Company Act and the shares of most U.S. Funds are qualified for sale in all states in the United States and the District of Columbia, except for U.S. Funds offered only to residents of a particular state. AFS is registered with the SEC as a transfer agent and AFD is registered with the SEC as a broker-dealer. AFD is subject to minimum net capital requirements ($2.9 million at December 31, 1995) imposed by the SEC on registered broker-dealers and had aggregate regulatory net capital of $8.2 million at December 31, 1995.

    The relationships of Equitable and its insurance company subsidiaries with the Partnership are subject to applicable provisions of the New York Insurance Law and regulations. Certain of the investment advisory agreements and ancillary administrative service agreements between Equitable and its insurance company subsidiaries and the Partnership are subject to disapproval by the New York Superintendent of Insurance within a prescribed notice period. Under the New York Insurance Law and regulations, the terms of these agreements are to be fair and equitable, charges or fees for services performed are to be reasonable, and certain other standards must be met. Fees must be determined either with reference to fees charged to other clients for similar services or, in certain cases, which include the ancillary service agreements, based on cost reimbursement.

    The Partnership's assets under management and revenues derived from the general accounts of Equitable and its insurance company subsidiaries are directly affected by the investment policies for the general accounts. Among the numerous factors influencing general account investment policies are regulatory factors, such as (i) laws and regulations that require diversification of the investment portfolios and limit the amount of investments in certain investment categories such as below investment grade fixed maturities, equity real estate and equity interests, (ii) statutory investment valuation reserves, and (iii) risk-based capital guidelines for life insurance companies approved by the National Association of Insurance Commissioners. These policies have recently resulted in the shifting of general account assets managed by the Partnership into categories with lower management fees.

    All aspects of the Partnership's business are subject to various federal and state laws and regulations and to the laws in the foreign countries in which the Partnership's subsidiaries conduct business. These laws and regulations are primarily intended to benefit clients and Alliance Mutual Fund shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, the revocation of the registration as an investment adviser, censures and fines.

Employees

    As of December 31, 1995 the Partnership and its subsidiaries employed 1,339 full-time employees, including 152 investment professionals, of whom 95 are portfolio managers, 68 are securities analysts, and 9 are order placement specialists. The average period of employment of these professionals with the Partnership is approximately 9 years and their average investment experience is approximately 14 years. The Partnership considers its employee relations to be good.

Service Marks

    The Partnership has registered a number of service marks with the U.S. Patent and Trademark Office, including an "A" design logo and the combination of such logo and the words "Alliance" and "Alliance Capital". Each of these service marks was registered in 1986 and has a duration of 20 years from the date of registration (which is automatically renewable) provided the mark continues to be used during that time.


ITEM 2.  PROPERTIES

    The Partnership's principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease which extends until 2016. The Partnership currently occupies approximately 210,779 square feet at this location and will occupy approximately 81,600 square feet of additional space at this location during 1996. The Partnership also occupies approximately 79,700 square feet at 135 West 50th Street, New York, New York under leases expiring in 1998 and 1999, respectively. The Partnership also occupies approximately 22,800 square feet at 709 Westchester Avenue, White Plains, New York under leases expiring in 1996 and 2000, respectively. The Partnership and its subsidiaries, AFD and AFS, occupy approximately 79,000 square feet of space in Secaucus, New Jersey pursuant to a lease which extends until 2002. The Partnership leases substantially all of the furniture and office equipment at the New York City and New Jersey offices.

    The Partnership also leases space in California, Connecticut, Minnesota and Ohio, and its subsidiaries lease space in Boston, Massachusetts, London, England, Paris, France, Tokyo, Japan, Sydney, Australia, Toronto, Canada, Luxembourg, Singapore, Bahrain, Bombay, India, Sao Paolo, Brazil, and Istanbul, Turkey.


ITEM 3.  LEGAL PROCEEDINGS

    On July 25, 1995 a Consolidated and Supplemental Class Action Complaint ("Complaint") entitled IN RE ALLIANCE NORTH AMERICAN GOVERNMENT INCOME TRUST, INC. SECURITIES LITIGATION was filed in the United States District Court for the Southern District of New York against the Alliance North American Government Income Trust, Inc. ("Fund"), the Partnership, Alliance, AFD, ECI, certain officers of the Fund, certain directors of the Fund, certain officers and certain directors of Alliance alleging violations of federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. The Complaint seeks certification of a plaintiff class of all persons who purchased or owned Class A, B or C shares of the Fund from March 27, 1992 through December 23, 1994. While the Complaint seeks an unspecified amount of damages, costs, attorneys' fees and punitive damages, it contains an allegation that the Fund's losses exceeded $750 million. A similar complaint was filed on November 7, 1995 and was subsequently consolidated with the Complaint.

    The principal allegations of the Complaint are that the Fund purchased debt securities issued by the Mexican and Argentine governments in amounts that were not permitted by the Fund's investment policies and objective, and that there was no shareholder vote to change the investment objective to permit purchases in such amounts. The Complaint further alleges that the decline in the value of the Mexican and Argentine securities held by the Fund caused the Fund's net asset value to decline to the detriment of the Fund's shareholders. On September 26, 1995 the defendants jointly filed a motion to dismiss the Complaint. A decision in respect of this motion is pending.

    The Partnership believes that the allegations in the Complaint are without merit and intends to vigorously defend against these claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of 1995.


                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET FOR THE UNITS

    The Units are traded on the New York Stock Exchange ("NYSE"). The high and low sales prices on the NYSE during each quarter of the Partnership's two most recent fiscal years were as follows:

         1994                                High                Low
         ----                                ----                ---

         First Quarter                      27 1/8              20 1/2
         Second Quarter                     23 1/2              17 1/4
         Third Quarter                      22 3/8              19 1/2
         Fourth Quarter                     21 1/2              16 1/2

         1995
         ----

         First Quarter                      19 1/8              15 3/8
         Second Quarter                     20 1/8              17 1/8
         Third Quarter                      20 1/2              17 1/2
         Fourth Quarter                     23 1/4              19 1/4



    On March 1, 1996 the closing price of the Units on the NYSE was $24.50. As of March 1, 1996 there were approximately 1,611 Unitholders of record.

CASH DISTRIBUTIONS

    The Partnership distributes on a quarterly basis all of its Available Cash Flow (as defined in the Partnership Agreement). During its two most recent fiscal years the Partnership made the following distributions of Available Cash
Flow:

         Quarter During 1994
         With Respect to Which
         a Cash Distribution Was      Amount of Cash
         Paid from Available Cash     Distribution         Payment
         Flow for that Quarter        Per Unit             Date
          ---------------------       ------------          ------------
         First Quarter                  $  0.41            May 9, 1994
         Second Quarter                    0.41            August 8, 1994
         Third Quarter                     0.41            November 7, 1994
         Fourth Quarter                    0.41            February 28, 1995
                                          ------
                                        $  1.64

                                         -------
                                         -------
         Quarter During 1995
         With Respect to Which
         a Cash Distribution Was     Amount of Cash
         Paid from Available Cash     Distribution            Payment
         Flow for that Quarter         Per Unit                 Date
          --------------------------  ---------------       -------------
         First Quarter                  $  0.41            May 22, 1995
         Second Quarter                    0.43            August 10, 1995
         Third Quarter                     0.48            November 13, 1995
         Fourth Quarter                    0.50            February 23, 1996
                                           -----
                                        $  1.82
                                         -------
                                         -------


ITEM 6.  SELECTED FINANCIAL DATA

    The Selected Consolidated Financial Data which appears on page 43 of the Alliance Capital Management L.P. 1995 Annual Report to Unitholders is incorporated by reference in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 44 through 52 of the Alliance Capital Management L.P. 1995 Annual Report to Unitholders is incorporated by reference in this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements of Alliance Capital Management L.P. and subsidiaries and the report thereon by KPMG Peat Marwick LLP which appear on pages 53 through 69 of the Alliance Capital Management L.P. 1995 Annual Report to Unitholders are incorporated by reference in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL PARTNER

    The Partnership's activities are managed and controlled by Alliance as General Partner and Unitholders do not have any rights to manage or control the Partnership. The General Partner has agreed that it will conduct no active business other than managing the Partnership, although it may make certain investments for its own account.

    The General Partner does not receive any compensation from the Partnership for services rendered to the Partnership as General Partner. The General Partner holds a 1% general partnership interest in the Partnership. As of March 1, 1996 Equitable, ACMC and ECMC, affiliates of the General Partner, held 47,984,227 Units (including 446,439 Units issuable upon conversion of the Class A Limited Partnership Interest).

    The General Partner is reimbursed by the Partnership for all expenses incurred by it in carrying out its activities as General Partner, including compensation paid by the General Partner to its directors and officers (to the extent such persons are not compensated directly as employees of the Partnership) and the cost of directors and officers liability insurance obtained by the General Partner. The General Partner was not reimbursed for any such expenses in 1995 except for directors' fees and directors and officers liability insurance.

DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

    The directors and executive officers of the General Partner are as follows:

     Name                     Age                 Position
     ----                     ---                 --------
Dave H. Williams              63                  Chairman of the Board, Chief
                                                   Executive Officer and
                                                  Director
Luis Javier Bastida           50                  Director
Claude Bebear                 60                  Director
James M. Benson               49                  Director
Bruce W. Calvert              49                  Director, Vice Chairman and
                                                   Chief Investment Officer
John D. Carifa                51                  Director, President and Chief
                                                   Operating Officer
Henri de Castries             41                  Director
Kevin C. Dolan                43                  Director
Denis Duverne                 43                  Director
Alfred Harrison               58                  Director and Vice Chairman
Jean-Pierre Hellebuyck        48                  Director
Benjamin D. Holloway          71                  Director
Henri Hottinguer              61                  Director

Joseph J. Melone             64                  Director
Peter D. Noris               40                  Director
Frank Savage                 57                  Director
Jerry M. de St. Paer         54                  Director
Madelon DeVoe Talley         64                  Director
Reba W. Williams             59                  Director
David R. Brewer, Jr.         50                  Senior Vice President
                                                  and General Counsel
Robert H. Joseph, Jr.        48                  Senior Vice President and
                                                  Chief Financial Officer

    Mr. Williams joined Alliance in 1977 and has been the Chairman of the Board and Chief Executive Officer since that time. He was elected a Director of Equitable on March 21, 1991 and was elected to the ECI Board of Directors in May of 1992. ECI is a parent of the Partnership. Mr. Williams is the husband of Ms. Reba W. Williams, a Director of Alliance.

    Mr. Bastida was elected a Director of Alliance in February 1995. He is Chief Financial Officer and a member of the Executive Committee of Banco Bilbao Vizcaya, S.A., ("BBV"). Mr. Bastida has been with BBV since 1976. He is also a director of several subsidiaries of BBV.

    Mr. Bebear was elected a Director of Alliance in February 1996. He has been Chairman and Chief Executive Officer of AXA since February 1989. Mr. Bebear has been the Chief Executive Officer of the AXA Group since 1974 and serves as Chairman or Director of numerous subsidiaries and affiliated companies of the AXA Group. He is also a Director of Equitable Real Estate, Rhone-Poulenc, S.A., Schneider S.A., SOVAC and Societe Generale and serves as a member of the Supervisory Board of Compagnie Financiere de Paribas and as a member of the General Council of Assicurazioni Generali S.p.A. Mr. Bebear has been a Director of ECI since May 1992 and a Director of Equitable since July 1991. He was elected non-executive Chairman of ECI on February 14, 1996. AXA and ECI are parents of the Partnership.

    Mr. Benson was elected a Director of Alliance in October 1993. He was elected Chief Executive Officer of Equitable and Chief Operating Officer of ECI on February 14, 1996. He has been Senior Executive Vice President of ECI and President of Equitable since February 1994. Mr. Benson was Chief Operating Officer of Equitable from February 1994 until February 14, 1996. He was a Senior Executive Vice President of Equitable from April 1993 until February 1994. From January 1984 to April of 1993 he was President of the New York office of Management Compensation Group. Mr. Benson is also a Director of ECI, Equitable, The Equitable Variable Life Insurance Company ("EVLICO") and Health Plans, Inc. ECI and Equitable are parents of the Partnership.

    Mr. Calvert joined Alliance in 1973 as an equity portfolio manager and was elected Vice Chairman and Chief Investment Officer on May 3, 1993. From 1986 to 1993 he was an Executive Vice President and from 1981 to 1986 he was a Senior Vice President. He was elected a Director of Alliance in 1992.

    Mr. Carifa joined Alliance in 1971 and was elected President and Chief Operating Officer on May 3, 1993. He was the Chief Financial Officer from 1973 until 1994. He was an Executive Vice President from 1986 to 1993 and he was a Senior Vice President from 1980 to 1986. He was elected a Director of Alliance in 1992.

    Mr. de Castries was elected a Director of Alliance in October 1993. He has been Executive Vice President Financial Services and Life Insurance Activities of AXA since 1993, previously serving as General Secretary of AXA from 1991 to 1993 and Central Director of Finances from 1989 to 1991. Mr. de Castries is also a Director or Officer of various subsidiaries of AXA and a Director of ECI, Equitable, Donaldson Lufkin & Jenrette, Inc. ("DLJ") and Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"). Mr. de Castries was elected non-executive Vice Chairman of ECI on February 14, 1996. AXA, ECI and Equitable are parents of the Partnership. DLJ and Equitable Real Estate are subsidiaries of ECI. AXA and ECI are parents of the Partnership.

    Mr. Dolan was elected a Director of Alliance in May 1995. He is Senior Vice President of AXA. Mr. Dolan has been with AXA since 1993. From 1983 to 1993 Mr. Dolan was Deputy General Manager of BFCE. AXA is a parent of the Partnership.

    Mr. Duverne was elected a Director of Alliance in February 1996. He has been Senior Vice President - International Life of AXA since 1995. Prior to that Mr. Duverne was a member of the Executive Committee Operations of Banque Colbert from 1992 to 1995. Mr. Duverne was Secretary General of Conyaguire Financier IBI from 1991 to 1992. Mr. Duverne worked for the French Ministry of Finance serving as Deputy Assistant Secretary for Tax Policy from 1988 to 1991 and director of the Corporate Taxes Department from 1986 to 1988. Mr. Duverne is also a Director of Equitable Real Estate and EVLICO. AXA is a parent of the Partnership.

    Mr. Harrison joined Alliance in 1978 and was elected Vice Chairman on May
3, 1993. Mr. Harrison is in charge of the Partnership's Minneapolis office and is a senior portfolio manager. He was an Executive Vice President from 1986 to 1993 and a Senior Vice President from 1978 to 1986. He was a Director from 1978 to 1987 and from February 23, 1988 until July 27, 1988. He was elected a Director of Alliance in 1992.

    Mr. Hellebuyck was elected a Director of Alliance in October 1992. He has been the Chief Investment Officer of AXA since 1986. Mr. Hellebuyck is also a Director of various subsidiaries of AXA, Europhenix

Management Company and Societe Des Bourses Francaises. AXA is a parent of the Partnership.

    Mr. Holloway was elected a Director of Alliance in November 1987. He is a consultant to The Continental Companies. From September 1988 until his retirement in March 1990, Mr. Holloway was a Vice Chairman of Equitable. He served as an Executive Vice President of Equitable from 1979 until 1988. Prior to his retirement he served as a Director and Officer of various Equitable subsidiaries and Mr. Holloway was also a Director of DLJ until March 1990. Mr. Holloway is a Director of Rockefeller Center Properties, Inc. and The Duke University Management Corporation, Chairman of The Touro National Heritage Trust, a Regent of the Cathedral of St. John the Divine and a Trustee of Duke University (Emeritus) and the American Academy in Rome (Emeritus).

    Mr. Hottinguer was elected a Director of Alliance in October 1992. He has been a partner of Hottinguer & Company since 1968. Mr. Hottinguer is also a President/General Director of Banque Hottinguer and Societe Financiere pour le Financement de Bureaux et d'Usines - Sofibus, a Vice President, General Director and Administrator of Financiere Hottinguer, an Administrator of Investissement Hottinguer S.A., AXA, AXA Assurances IARD, UNI Europe Assurances, ALPHA Assurances Vie, AXA Assurances Vie, UNI EUROPE Vie, Finaxa, Lor Finance, and the Controller of Didot Bottin, Caisee d'Escompte du Midi and Financiere Provence de Participations - FPP. He serves as a General Director of Intercom and Sofides, he is a Permanent Representative of La Banque Hottinguer aupres de AXIVA, AXA aupres d'AXA Millesimes and Cie Financiere SGTE au sein de la Societe SCHNEIDER S.A., is the Associate Gerant of Hottinguer & Cie Zurich, and is a Vice President of Gaspee. In addition, he is the Chairman of the Board of Hottinguer Capital Corp., a Director of the Swiss Helvetia Fund, Inc., Hottinguer U.S., Inc. and DLJ. Mr. Hottinguer is also the President/Counsel of AXA Belgium, the Administrator of Hottinguer International Fund, Hottinguer International Asset Management and Hottinguer Gestion Luxembourg and is President of EMBA N.V. AXA is a parent of the Partnership.

    Mr. Melone was elected a Director of Alliance in January 1991. Mr. Melone was elected Chief Executive Officer of ECI on February 14, 1996. He is a Director and President of ECI and has been Chairman of Equitable since February 1994. He was President and Chief Executive Officer of Equitable from November 1990 until February 1994. Mr. Melone was formerly Chief Operating Officer of ECI and Chief Executive Officer of Equitable. From 1984 to 1990, he was President of The Prudential Insurance Company of America. He is also a Director of EVLICO, DLJ, AXA Equity & Law Life Assurance Society plc, Equitable Real Estate, AT&T Capital Corporation and Foster Wheeler Corporation. AXA, ECI and Equitable are parents of the Partnership.

    Mr. Noris was elected a Director of Alliance in July 1995. Since 1995 Mr. Noris has been the Executive Vice President and Chief Investment Officer of Equitable. Prior to that he was Vice President - Investment Strategy for Salomon Brothers from 1992 to 1995. From 1984 to 1992 Mr. Noris was a Principal in the Fixed Income/Equity Division of Morgan Stanley Group Inc. Mr. Noris is also a Director of EVLICO and Equitable Real Estate. Equitable is a parent of the Partnership.

    Mr. Savage was elected a Director of Alliance in May 1993. He has been Chairman of Alliance Capital Management International, a division of the Partnership, since May 1994 and Chairman of ACFG, a subsidiary of the Partnership, since July 1993. Prior to this, he was with ECMC, serving as Vice Chairman from June 1986 to April 1992, and Chairman from April 1992 to July 1993. In addition, Mr. Savage is a Director of Lockheed Martin Corporation, ARCO Chemical Company and Qualcomm Incorporated.

    Mr. de St. Paer was elected a Director of Alliance in June 1994. He has been Senior Executive Vice President and Chief Financial Officer of Equitable since February 1996 and Executive Vice President and Chief Financial Officer of ECI since May 1992 and Executive Vice President and Chief Financial Officer of Equitable since December 1990 and April 1992, respectively. Mr. de St. Paer has also served Equitable as Senior Vice President and Treasurer from June to December 1990 and Vice President from March 1988 to June 1990. In addition, he is a Director of Equitable Real Estate, DLJ, EVLICO, Nicos Seimei Hoken and Economic Sciences Corporation, and a member of the Advisory Boards of Directors of Peter Wodtke (UK) and (US). ECI and Equitable are parents of the Partnership.

    Ms. Talley was elected a Director of Alliance in October 1993. She was with Melhado Flynn from January 1987 to December 1989. Ms. Talley, a former Governor of the National Association of Securities Dealers (1993-1996), is currently a Commissioner of the Port Authority of New York State and New Jersey. She is also a Vice Chairman of the Board of W.P. Carey & Co. as well as a trustee of Smith Barney-Shearson's TRAK and Equity & Income Funds. In addition she serves as Director of Corporate Property Associates, Series 10-1 W.P. Carey Real Estate Limited Partnerships, Biocraft Labs, Schroeders Asian Growth Fund, the New York State Common Retirement Fund and Global Asset Management Funds, Inc.

    Ms. Williams was elected a Director of Alliance in October 1993. She is currently the Director of Special Projects of the Partnership. She serves on the Boards of Directors of the India Liberalisation Fund, The Spain Fund, The Austria Fund, The Southern Africa Fund and The Turkish Growth Fund. Ms. Williams is the wife of Mr. Dave H. Williams, Chairman of the Board, Chief Executive Officer and a Director of Alliance.

    Mr. Brewer joined Alliance in 1987 and has been Senior Vice President and General Counsel since 1991. From 1987 until 1990 Mr. Brewer was Vice President and Assistant General Counsel of Alliance.

    Mr. Joseph joined Alliance in 1984 and has been Senior Vice President and Chief Financial Officer since December 1994. He was Senior Vice President and Controller from 1989 until January 1994 and Senior Vice President-Finance from January 1994 until December 1994. From 1986 until 1989 Mr. Joseph was Vice President and Controller of Alliance and from 1984 to 1986 Mr. Joseph was a Vice President and the Controller of AFS, a subsidiary of the Partnership.

    Certain executive officers of Alliance are also directors or trustees and officers of various Alliance Mutual Funds and The Hudson River Trust and are directors and officers of certain of the Partnership's subsidiaries.

    All directors of the General Partner hold office until the next annual meeting of the stockholder of the General Partner and until their successors are elected and qualified. All officers of the General Partner serve at the discretion of the General Partner's Board of Directors.

    The General Partner has an Audit Committee composed of its independent directors Mr. Holloway and Ms. Talley. The Audit Committee reports to the Board of Directors with respect to the selection and terms of engagement of the Partnership's independent auditors and reviews various matters relating to the Partnership's accounting and auditing policies and procedures. The Audit Committee held four meetings in 1995.

    The General Partner has a Board Compensation Committee composed of Messrs. Williams, Holloway and Melone. The Board Compensation Committee is responsible for compensation and compensation related matters, including, but not limited to, responsibility and authority for determining bonuses, contributions and awards under most employee incentive plans or arrangements, amending or terminating such plans or arrangements or any welfare benefit plan or arrangement or adopting any new incentive, fringe benefit or welfare benefit plan or arrangement. The Unit Option and Unit Bonus Committee, consisting of Messrs. Holloway and Melone, is responsible for granting options and awards under the 1993 Unit Option Plan and the Unit Bonus Plan. The Board Compensation Committee and Unit Option and Unit Bonus Committee consult with a Management Compensation Committee consisting of Messrs. Williams, Calvert, Carifa and Harrison with respect to matters within their authority. The Century Club Plan Committee, consisting of Messrs. Carifa and Michael J. Laughlin, Executive Vice President of the General Partner and Chairman of the Board of AFD, is responsible for granting awards under the Partnership's Century Club Plan.

    The General Partner pays directors who are not employees of the Partnership, Equitable or any affiliate of Equitable an annual retainer of $18,000 plus $1,000 per meeting attended of the Board of Directors and $500 per meeting of a committee of the Board of Directors not held in
conjunction with a Board of Directors meeting.   The Partnership reimburses
Messrs. Bastida, Bebear, de Castries, Dolan, Duverne, Hellebuyck, Holloway and Hottinguer and Ms. Talley for certain expenses incurred in attending Board of Directors' meetings. Other directors are not entitled to any additional compensation from the General Partner for their services as directors. The Board of Directors meets quarterly.

    Section 16(a) of the Securities Exchange Act of 1934 requires the General Partner's directors and executive officers, and persons who own more than 10% of the Units, to file with the SEC and NYSE initial reports of ownership and reports of changes in ownership of Units. To the best of the Partnership's knowledge, during the year ended December 31, 1995 all Section 16(a) filing requirements applicable to its executive officers, directors and 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

    The following Summary Compensation Table sets forth all plan and non-plan compensation awarded to, earned by or paid to the Chairman of the Board and each of the four most highly compensated executive officers of the General Partner at the end of 1995 ("Named Executive Officers"):


                                                                                      Long Term Compensation
                                                                                 --------------------------------
                                                 Annual Compensation                Awards              Payouts
                                             ---------------------------------   ---------------------------------

(a)                                      (b)     (c)        (d)        (e)           (f)         (g)       (h)        (i)
                                                                      Other
Name                                                                  Annual       Restricted                        All Other
and                                                                   Compen-      Stock                  LTIP       Compen-
Principal                                                             sation       Award(s)    Options/   Payouts    sation
Position                               Year   Salary ($)  Bonus ($)   ($) (1)      ($)         (#Units)   ($) (2)    ($) (3)
- --------                               ----   ----------  ----------  -------      --------    --------   ------     -------

Dave H. Williams                       1995   $ 225,000  $ 1,000,000  $ 62,595     $0                 0     $     0  $  213,689


Chairman & Chief Executive Officer     1994    225,000   1,500,000   170,352        0                 0           0      68,322

                                       1993    225,000   1,600,000   143,698        0                 0     130,660   8,038,154

John D. Carifa                         1995    200,000   1,000,000    74,822        0           175,000           0     135,191

President & Chief Operating Officer    1994    200,000   1,500,000    75,927        0           200,000      76,250   4,043,576

                                       1993    200,000   1,600,000    ------        0                 0     325,457   3,789,774

Alfred Harrison                        1995    200,000   1,162,750    ------        0                 0           0     209,739

Vice Chairman                          1994    200,000   1,500,000    51,853        0                 0           0      59,510

                                       1993    200,000   1,600,000    ------        0                 0     130,660   8,030,333

Bruce W. Calvert                       1995    200,000   1,000,000    ------        0           150,000           0     138,048

Vice Chairman &                        1994    200,000   1,500,000    ------        0           200,000      76,149   4,038,491

Chief Investment Officer               1993    200,000   1,600,000    ------        0                 0     325,026   3,785,251

Robert H. Joseph, Jr.                  1995    150,000     312,500    ------        0            30,000           0      24,066

Senior Vice President                  1994    147,461     290,000   682,195        0            20,000           0      23,685

& Chief Financial Officer              1993    129,673     243,000    ------        0                 0           0      21,016



(1) Perquisites and personal benefits are not included in column (e) if the aggregate amount did not exceed the lesser of $50,000 or 10% of the total annual
salary and bonus reported in columns (c) and (d).     Column (e) for 1995
includes for (i) Mr. Carifa, among other perquisites and personal benefits, $22,319 representing interest rate subsidies equal to 3% per annum of the outstanding balances of personal loans obtained by Mr. Carifa from commercial banks the proceeds of which were used to pay withholding tax liabilities related to the vesting of Units acquired in 1988, and (ii) Messrs. Williams and Carifa, among other perquisites and personal benefits, $50,100 and $33,400, respectively, for personal tax services.

    Column (e) for 1994 includes for (i) Messrs. Williams, Carifa and Harrison, among other perquisites and personal benefits, $122,943, $19,282 and $38,188, respectively, representing interest rate subsidies equal to 3% per annum of the outstanding balances of personal loans obtained by Messrs. Williams, Carifa and Harrison from commercial banks the proceeds of which were used to pay withholding tax liabilities related to the vesting of Units acquired in 1988, and (ii) Mr. Joseph, among other perquisites and personal benefits, $677,563, representing the dollar value of the difference between the exercise price and the fair market value of Units acquired as a result of the exercise of options granted under the Partnership's Unit Option Plan.

    Column (e) for 1993 includes for Mr. Williams, among other perquisites and personal benefits, $110,170 representing an interest rate subsidy equal to 3% per annum of the outstanding balances of personal loans obtained by Mr. Williams from a commercial bank the proceeds of which were used to pay withholding tax liabilities related to the vesting of Units acquired in 1988.

(2) Column (h) includes cash distributions paid in 1993 and 1994 from Available Cash Flow of the Partnership on unvested Units acquired in 1988 and payments in cash of all or a portion of account balances under the Partners Plan, as provided by the terms of that plan (See "Employee Benefit Plans - Partners Plan"), including earnings included in column (i).

(3) Column (i) does not include any amounts in respect of the Alliance Partners Compensation Plan since none of the awards have vested and no earnings have been credited in respect of the awards (See "Employee Benefit Plans - Alliance Partners Compensation Plan"). Column (i) includes the following compensation amounts for 1995 (See "Employee Benefit Plans - Partners Plan, Capital Accumulation Plan, Profit Sharing Plan and Unit Acquisitions"):



                                                 Vesting of Awards

                           Earnings Accrued    and Accrued Earnings     Profit Sharing   Term Life
                           On Partners Plan     Under Capital               Plan         Insurance
                               Balances          Accumulation Plan      Contribution      Premiums           Total
                          ------------------   --------------------     ------------      --------       -----------
Dave H. Williams           $    14,086           $ 177,760              $ 15,525          $ 6,318       $  213,689
John D. Carifa                   5,507             104,592                22,500            2,592          135,191
Alfred Harrison                  5,992             177,197                22,500            4,050          209,739
Bruce W. Calvert                 4,859             109,123                22,500            1,566          138,048
Robert H. Joseph, Jr.                0                   0                22,500            1,566           24,066



OPTION GRANTS IN 1995

    The table below shows information regarding grants of options made to the Named Executive Officers under the Partnership's Unit Option Plan and 1993 Unit Option Plan during 1995. The amounts shown for each of the Named Executive Officers as potential realizable values are based on assumed annualized rates of appreciation of five percent and ten percent over the full ten-year term of the options, which would result in Unit prices of approximately $37.70 and $59.89, respectively. The amounts shown as potential realizable values for all Unitholders represent the corresponding increases in the market value of 81,059,751 outstanding Units held by all Unitholders as of December 31, 1995, which would total approximately $1.2 billion and $3.0 billion, respectively. No gain to the optionees is possible without an increase in Unit price which will benefit all Unitholders proportionately. These potential realizable values are based solely on assumed rates of appreciation required by applicable SEC regulations. Actual gains, if any, on option exercises and Unitholdings are dependent on the future performance of the Partnership's Units. There can be no assurance that the potential realizable values shown in this table will be achieved.

                                Option Grants In 1995



                                                                   Potential Realizable Value at Assumed
                                                                   Annual Rates of Unit Price
                           Individual Grants (1)                   Appreciation for Option Term
                       ----------------------------------------------------------------------------------
                       Number of        % of Total
                       Securities         Options
                       Underlying        Granted to
                        Options         Employees in     Exercise
                        Granted         Fiscal Year       Price        Expiration      5%     10%
 Name                      (#)               (2)         ($/Unit)        Date          ($)     ($)
 ----                  ----------       ------------     --------      ----------      ---    ----
Dave H. Williams              0                N/A            N/A          N/A             N/A           N/A
John D. Carifa          175,000               9.69             (3)          (3)      1,414,000     4,630,000
Alfred Harrison               0                N/A            N/A          N/A             N/A           N/A
Bruce W. Calvert        150,000               8.30             (4)          (4)      1,203,000     3,953,000
Robert H. Joseph, Jr.    30,000               1.66             (5)          (5)        301,000       886,000


(1) Options on Units are awarded at the fair market value of Units at the date of award and become exercisable in 20% increments commencing one year from such date if the optionee has not died or terminated employment. Such options lapse at the earliest of ten years after award, three months after the optionee's normal termination of employment or disability, six months after the optionee's death, or at the time of the optionee's termination of employment otherwise than normally.
(2) 1,805,500 Units were subject to outstanding option grants.
(3) 150,000 options with an exercise price of $19.375 per Unit expire on April 25, 2005 and 25,000 options with an exercise price of $17.75 per Unit expire on July 24, 2005.
(4) 125,000 options with an exercise price of $19.375 per Unit expire on April 25, 2005 and 25,000 options with an exercise price of $17.75 per Unit expire on July 24, 2005.
(5) 20,000 options with an exercise price of $19.375 per Unit expire on April 25, 2005 and 10,000 options with an exercise price of $22.25 per Unit expire on December 5, 2005.

AGGREGATED OPTION EXERCISES IN 1995 AND 1995 YEAR-END OPTION VALUES

    The following table summarizes for each of the Named Executive Officers the number of options exercised during 1995, the aggregate dollar value realized upon exercise, the total number of Units subject to unexercised options held at December 31, 1995, and the aggregate dollar value of in-the-money, unexercised options held at December 31, 1995. Value realized upon exercise is the difference between the fair market value of the underlying Units on the exercise date and the exercise price of the option. Value of unexercised, in-the-money options at fiscal year-end is the difference between its exercise price and the fair market value of the underlying Units on December 31, 1995, which was $23.125 per Unit. These values, have not been, and may never be, realized. The underlying options have not been, and may never be, exercised; and actual gains, if any, on exercise will depend on the value of the Partnership's Units on the date of exercise. There can be no assurance that these values will be realized. Unexercisable options are those which have been held for less than one year.


                         Aggregated Option Exercises In 1995
                         and December 31, 1995 Option Values



                                                    Number of Units                   Value of Unexercised,
                                                 Underlying Unexercised               In-the-Money Options
                                               Options at December 31, 1995       at December 31, 1995 ($) (1)
                                               ----------------------------       ----------------------------
                        Options     Value
                       Exercised   Realized
Name                       (# Units)     ($)       Exercisable      Unexercisable      Exercisable      Unexercisable
- -----------------------------------------------------------------------------------------------------------------
Dave H. Williams            0        N/A                 0                  0                0                  0
John D. Carifa              0        N/A            40,000            335,000          130,000          1,216,875
Alfred Harrison             0        N/A                 0                  0                0                  0
Bruce W. Calvert            0        N/A            40,000            310,000          130,000          1,123,125
Robert H. Joseph, Jr.       0        N/A            22,000             53,000          227,504            194,125
- -----------------------------------------------------------------------------------------------------------------


(1) In-the-Money Options are those where the fair market value of the underlying Units exceeds the exercise price of the option. The Named Executive Officers hold no other options in respect of the Units.

COMPENSATION AGREEMENTS WITH CERTAIN EXECUTIVE OFFICERS

    In connection with the transfer of ACMC's business to the Partnership on April 21, 1988 Messrs. Carifa and Calvert entered into employment agreements with the Partnership. Each of these agreements provides for a base salary and bonus eligibility. The agreements with Messrs. Carifa and Calvert expire on December 31, 1996. Each agreement provides that the employee will not engage in competitive practices with the Partnership, Alliance or its affiliates for the term of the agreement unless his employment is terminated by the Partnership other than for cause (as defined below), in which case the nature of the non-compete obligation is significantly relaxed and the term is shortened to the lesser of six months or the remaining employment term. Each of the agreements also restricts the disclosure of confidential information and extends broad indemnification rights, including all of the rights of an "indemnified person" under the Partnership Agreement.

    The employment agreements provide that the Partnership may terminate employment for any reason, provided that if employment is terminated by the Partnership without cause (as defined), the employee will be entitled to receive his base salary under the agreement for the remaining term thereof and the benefits otherwise provided under the employee benefit plans in which he participates. If employment is terminated by the Partnership for cause or by reason of an employee's death or disability (based on a finding by the Board of Directors of the General Partner that the employee is physically or mentally incapacitated and has been unable for a period of six months to perform his duties by reason of that incapacity), the employee will not be entitled to receive any further salary beyond that payable for services to the date of termination. Cause is defined to include an employee's continuing willful failure to perform his duties, his gross negligence or malfeasance in the performance of his duties, his breach of a confidentiality or non-compete obligation, his commission of a felony, and various acts on the employee's part by reason of which the Board of Directors of the General Partner determines that the employee's continued employment would be seriously detrimental to the Partnership. Messrs. Carifa and Calvert may terminate their respective employment agreements if their duties, status or title are changed to a lesser level or rank than that in effect on February 9, 1995. In such event, the terminating employee is treated as if the Partnership had terminated his employment other than for cause.

    The employment agreements provide for discretionary bonus eligibility.
Bonus amounts are fixed by the Board Compensation Committee after receiving recommendations from the Management Compensation Committee. The aggregate amount available for bonuses and contributions and awards under various employee plans to all employees is based on the annual adjusted consolidated net operating earnings of the Partnership.

    In connection with Equitable's 1985 acquisition of DLJ, the former parent of ACMC, ACMC entered into employment agreements with Messrs. Williams, Harrison, Carifa and Calvert. Each agreement provided for deferred compensation payable in stated monthly amounts for ten years commencing at age 65, or earlier in a reduced amount in the event of disability or death, if the individual involved so elects. The right to receive such deferred compensation is vested. Assuming payments commence at age 65, the annual amount of deferred compensation payable for ten years to Messrs. Williams, Harrison, Carifa and Calvert is $378,900, $328,332, $522,036 and $434,612, respectively. While the Partnership assumed responsibility for payment of these deferred compensation obligations, ACMC and Alliance are required, subject to certain limitations, to make capital contributions to the Partnership in an amount equal to the payments, and ACMC is also obligated to the employees for the payments. ACMC's obligations to make capital contributions to the Partnership are guaranteed, subject to certain limitations, by Equitable Investment Corporation ("EIC"), a wholly-owned subsidiary of Equitable, the parent of Alliance.

EMPLOYEE BENEFIT PLANS

    UNIT OPTION PLAN. Pursuant to the Partnership's Unit Option Plan key employees of the Partnership and its subsidiaries, other than Messrs. Williams, Harrison, Carifa and Calvert, may be granted options to purchase up to 4,923,076 Units. Options may be granted only to employees who the Board Compensation Committee of the General Partner, which administers the Plan, after obtaining recommendations from the Management

Compensation Committee, determines materially contribute, or are expected to materially contribute, to the growth and profitability of the Partnership's business. The number of options to be granted to any employee is to be determined in the discretion of the Board Compensation Committee. Options may be granted with terms of up to ten years, and an employee's right to exercise each option will vest at a rate no faster than 20% per year commencing on the first anniversary of the date of grant. Each option will have an exercise price no less than the fair market value of the Units subject to option at the time the option is granted, payable in cash. Generally, options may only be exercisable while the optionee is employed by the Partnership. Options may not be granted under the Unit Option Plan after ten years from its adoption. See "Option Grants in 1995" and "Aggregated Option Exercises in 1995 and 1995 Year-End Option Values."

    1993 UNIT OPTION PLAN. Pursuant to the Partnership's 1993 Unit Option Plan key employees of the Partnership and its subsidiaries may be granted options to purchase Units. The aggregate number of Units that may be the subject of options granted or awarded under the 1993 Unit Option Plan, the Unit Bonus Plan and the Century Club Plan may not exceed 3,200,000 Units ("Overall Limitation"). In addition the maximum aggregate number of Units that may be the subject of options granted or awarded under the 1993 Unit Option Plan, the Unit Bonus Plan and the Century Club Plan in any of the years ended July 22, 1994, 1995, 1996 and 1997 may not exceed 800,000 Units ("Annual Limitation"). The maximum number of Units that may otherwise be the subject of options granted under the 1993 Unit Option Plan will be increased by the number of Units tendered to the Partnership by employees in payment of either the exercise price or withholding tax liabilities. Options may be granted only to employees who the Unit Option and Unit Bonus Committee of the General Partner, consisting of Messrs. Melone and Holloway, which administers the Plan, after obtaining recommendations from the Management Compensation Committee, determines materially contribute, or are expected to materially contribute, to the growth and profitability of the Partnership's business. Options may be granted with terms of up to ten years, and an employee's right to exercise each option will vest at a rate no faster than 20% per year commencing on the first anniversary of the date of grant. Each option will have an exercise price no less than the fair market value of the Units subject to the option at the time the option is granted, payable in cash. Generally, options may only be exercisable while the optionee is employed by the Partnership or one of its subsidiaries. Options may not be granted under the 1993 Unit Option Plan after ten years from its adoption. See "Option Grants in 1995" and "Aggregated Option Exercises in 1995 and 1995 Year-End Option Values."

    PROFIT SHARING PLAN. The Partnership maintains a qualified defined contribution profit sharing plan covering most employees of the Partnership who have attained age 21 and completed one year of service. Annual contributions are determined by the Board of Directors in its sole discretion and are allocated among participants who are employed by a participating employer on the last business day of the calendar year involved by crediting each participant with the same proportion of the contribution as the participant's base compensation bears to the total base compensation of all participants. The plan provides for a 401(k) salary reduction election under which the Partnership may match a participant's election to reduce up to 5% of base salary. A participant's interest in the plan is 100% vested after the participant has completed three years of service although account balances deriving from salary reductions are 100% vested at all times. The Partnership's contributions under the plan for a given year may not exceed 15% of the aggregate compensation paid to all participants for that year. Contributions to a participant's plan account (including contributions made by a participant) for a particular year may not exceed 25% of the participant's compensation for that year or $30,000, whichever is less. The amount of the benefits ultimately distributed to an employee is dependent on the investment performance of the employee's account under the plan. Distribution of vested account balances under the plan is made upon termination of employment either in a lump sum or in installments for a specific period of years. If a participant dies prior to termination of his employment, the entire value of his account is paid to the participant's beneficiary. For 1995 vested contributions to the plan for the accounts of Messrs. Williams, Harrison, Carifa, Calvert and Joseph were $15,525, $22,500, $22,500, $22,500 and $22,500, respectively. These amounts are included in column (i) of the Summary Compensation Table.

    RETIREMENT PLAN. The Partnership maintains a qualified, non-contributory, defined benefit retirement plan covering most employees of the Partnership who have completed one year of service and attained age 21. Employer contributions are determined by application of actuarial methods and assumptions to reflect the cost of benefits under the plan. Each participant's benefits are determined under a formula which takes into account years of credited service, the participant's average compensation over prescribed periods and Social Security covered compensation. The maximum annual benefit payable under the plan may not exceed the lesser of $100,000 or 100% of a participant's average aggregate compensation for the three consecutive years in which he received the highest aggregate compensation from the Partnership or such lower limit as may be imposed by the Internal Revenue Code on certain participants by reason of their coverage under another qualified plan maintained by the Partnership. A participant is fully vested after the completion of five years of service. The plan generally provides for payments to or on behalf of each vested employee upon such employee's retirement at the normal retirement age provided under the plan or later, although provision is made for payment of early retirement benefits on an actuarially reduced basis. Normal retirement age under the plan is 65. Death benefits are payable to the surviving spouse of an employee who dies with a vested benefit under the plan.

                                          38
    The table below sets forth with respect to the retirement plan the estimated annual straight life annuity benefits payable upon retirement at normal retirement age for employees with the remuneration and years of service indicated.

                                           ESTIMATED ANNUAL BENEFITS
                --------------------------------------------------------------------------
   Average Final                        YEARS OF SERVICE AT RETIREMENT
   Compensation --------------------------------------------------------------------------
                      15         20         25         30         35         40         45
      $100,000   $19,811    $26,415   $ 33,019   $ 39,623   $ 46,226   $ 51,226   $ 56,226
       150,000    31,061     41,415     51,769     62,123     72,476     79,976     87,476
       200,000    42,311     56,415     70,519     84,623     98,726    100,000    100,000
       250,000    53,561     71,415     89,269    100,000    100,000    100,000    100,000
       300,000    64,811     86,415    100,000    100,000    100,000    100,000    100,000


    Assuming they are employed by the Partnership until age 65, the credited years of service under the plan for Messrs. Williams, Harrison, Carifa, Calvert and Joseph would be 20, 24, 40, 38 and 28, respectively. Compensation on which plan benefits are based includes only base compensation and not bonuses, incentive compensation, profit-sharing plan contributions or deferred compensation. The compensation for calculation of plan benefits for each of these five individuals for 1995 is $150,000.

    UNIT BONUS PLAN. Pursuant to the Partnership's Unit Bonus Plan the Unit Option and Unit Bonus Committee may award Units to key employees of the Partnership and its subsidiaries. The aggregate number of Units that may be the subject of awards or grants under the Unit Bonus Plan, the 1993 Unit Option Plan and the Century Club Plan may not exceed the Overall Limitation and the maximum aggregate number of Units that may be the subject of awards or grants under the Unit Bonus Plan, the 1993 Unit Option Plan and the Century Club Plan in any of the years ended July 22, 1994, 1995, 1996 and 1997 may not exceed the Annual Limitation. The number of Units that may otherwise be awarded under the Unit Bonus Plan will increase by the number of Units tendered to the Partnership in payment of withholding tax liabilities in respect of Unit Bonus Plan awards. Units awarded under the Unit Bonus Plan may be vested or unvested (i.e., subject to forfeiture) at the time of award. Unvested Units will vest or become nonforfeitable in accordance with the conditions specified by the Board Compensation Committee at the time of award.

    None of the Named Executive Officers has been awarded Units under the Unit Bonus Plan.

    CENTURY CLUB PLAN. Pursuant to the Partnership's Century Club Plan up to 200,000 Units may be awarded to employees of AFD or another subsidiary of the Partnership who attain certain sales targets or sales criteria determined by the Century Club Committee. The maximum aggregate number of Units that may be awarded under the Century Club Plan, the 1993 Unit Option Plan and the Unit Bonus Plan may not exceed the Overall Limitation and the maximum aggregate number of Units that may be awarded under the Century Club Plan, the 1993 Unit Option Plan and the Unit Bonus Plan in any of the years ended July 22, 1994, 1995, 1996 and 1997 may not exceed that Annual Limitation. Units awarded under the Century Club Plan may be vested or unvested (i.e., subject to the forfeiture) at the time of award. Unvested Units will vest or become nonforfeitable in accordance with the conditions specified by the Century Club Committee at the time of award.

    None of the Named Executive Officers is eligible to receive an award under the Century Club Plan.

    ALLIANCE PARTNERS COMPENSATION PLAN. During 1995 the Partnership established a nonqualified, unfunded deferred compensation program known as the Alliance Partners Compensation Plan ("APCP") under which certain eligible employees are granted awards by the Management Compensation Committee. The awards consist of cash amounts which are generally credited with earnings based on the Partnership's earnings growth rate. APCP is administered by the Management Compensation Committee which determines the recipients of awards and the amount of awards. The Board of Directors of the General Partner may terminate APCP at any time without cause in which case the Partnership's liability would be limited to the payment of vested awards. All awards granted in 1995 vest over three years and all awards granted in subsequent years vest over eight years to the extent the grantee remains employed by the Partnership during such three or eight year periods. Payment of vested benefits generally will be made in cash over a five year period commencing at retirement. The amount awarded in 1995 under APCP was $7,925,000 and for 1996, 1997 and subsequent years the Partnership may award 4%, 4.5% and 5%, respectively, of operating revenues less operating expenses under APCP. Messrs. Williams, Harrison, Carifa, Calvert and Joseph were granted awards of $500,000, $500,000, $1,000,000, $1,000,000 and $100,000, respectively, under APCP for 1995. These amounts are not included in column (i) of the Summary Compensation Table since none of the awards have vested and no earnings have been credited in respect of the awards.

         PARTNERS PLAN. Since 1983 a nonqualified, unfunded deferred compensation program known as the Partners Plan has been maintained under which certain key employees received incentive awards pursuant to a formula set each year by the Management Compensation Committee. No awards have been or will be made under the Partners Plan for any year after 1987. All awards are fully vested. Unless accelerated, award account balances generally are distributed upon resignation, retirement, disability or death. The Board of Directors of the General Partner has the right to accelerate vesting and make distributions of up to 90% of a participant's account balance if the key employee agrees to extend the term of his employment for a period of at least one year. Until distributed, the awards are credited with interest based on prevailing market rates plus, for the years prior to 1989, a premium if the Partnership's earnings growth rate exceeded certain levels. Interest credited during 1995 for the accounts of Messrs. Williams, Harrison, Carifa and Calvert was $14,086, $5,992, $5,507, and $4,859, respectively. These amounts are included in column (i) of the Summary Compensation Table. No amounts were distributed under the Partners Plan for any of the Named Executive Officers in 1995.

    CAPITAL ACCUMULATION PLAN. Since 1985 a nonqualified, unfunded deferred compensation program known as the Capital Accumulation Plan has been maintained to provide retirement benefits for key employees and their beneficiaries which supplement their benefits under the Retirement Plan described above. Under this plan, at the end of 1985, 1986 and 1987, awards were made for each participant, selected on the basis of performance by the Management Compensation Committee, equal to a percentage of the participant's base salary and the participant's discretionary bonus for the year. The amount awarded was credited to the participant's account on the Partnership's books to which interest is thereafter credited, until distributed or forfeited, based on prevailing market rates. A participant's account balance vests based on the participant's years in the plan with no vesting for zero to four years of participation, 30% vesting after five to seven years with gradually increased vesting thereafter ranging to 87% after 35 years of participation and 100% vesting at age 65 or death. Upon termination of employment other than by reason of permanent disability or death, the participant's vested account balance is to be paid out in ten equal annual installments. In the event of permanent disability, the participant is to receive the higher of the vested balance at the time of disability or 50% of the total balance at the time of disability, in either case payable in ten equal annual installments. In the event of death, the participant's beneficiary is to receive the higher of (i) the participant's account balance paid in ten equal annual installments together with interest or (ii) annually 50% of the participant's total cash compensation for the year prior to the year of the participant's death payable until the participant would have attained age 65, but in no event for less than ten years.

    While the Partnership is responsible for the payment of all obligations under the plan, ACMC and Alliance are required, subject to certain limitations, to make capital contributions to the Partnership in an amount equal to the payments. ACMC's obligations are guaranteed, subject to certain limitations, by EIC. No additional awards will be made under this plan, but employees will continue to vest in their existing account balances and to be credited with interest at prevailing market rates on balances. A participant's total cash compensation for 1987 increased by 5% per year, compounded annually, will be considered his total cash compensation for purposes of determining the amount of any death benefits payable in respect of the participant. The Board of Directors of the General Partner intends to cancel this plan if tax legislation is enacted which adversely affects certain benefits derived by ACMC from insurance on the lives of certain of the Partnership's employees purchased in connection with the plan. If the plan is cancelled, the Board of Directors of the General Partner may, at its option, either pay each participant his then vested account balance or continue to maintain the account balances for vesting and distribution as described above as if the plan had not terminated, provided that in such event no death benefit based on a participant's total cash compensation will be paid. The plan account balances which became vested during 1995 for the accounts of Messrs. Williams, Harrison, Carifa and Calvert were $177,760, $177,197, $104,592 and $109,123, respectively. These amounts are included in column (i) of the Summary Compensation Table.

    DEFERRAL PLAN. Under this plan, certain employees of the Partnership may elect to defer for at least one year the receipt of base or bonus compensation otherwise payable in a given year to January 31 of the year selected. Interest is credited at prevailing market rates on the amounts deferred under this plan until paid. In certain cases, 10% of a deferred amount is subject to forfeiture if the employee's employment terminates prior to the January 31 payment date for any reason other than death or disability. There was no compensation deferred from 1995 to a subsequent year for the Named Executive Officers. During 1995 there were no payments of previously deferred compensation to or interest credited on amounts deferred by any of the Named Executive Officers.

    DLJ PLANS. Prior to Equitable's 1985 acquisition of DLJ, certain employees of the Partnership participated in various DLJ employee benefit plans and arrangements. Since the acquisition, no employer contributions or awards have been made, nor in the future are any employer contributions or awards to be made, under these plans or arrangements for any employee of the Partnership. No deferral of compensation earned by any such employee for services rendered since the acquisition has been permitted under any such plan or arrangement. The Partnership has no liability for and will not bear the cost of any benefits under these plans and arrangements.

    In 1983 DLJ adopted an Executive Supplemental Retirement Program under which certain employees of the Partnership deferred a portion of their 1983 compensation in return for which DLJ agreed to pay each of them a specified annual retirement benefit for 15 years beginning at age 65. Benefits are based upon the participant's age and the amount deferred and are calculated to yield an approximate 12.5% annual compound return. In the event of the participant's disability or death, an equal or lesser amount is to be paid to the participant or his beneficiary. After age 55, participants the sum of whose age and years of service equals 80 may elect to have their benefits begin in an actuarially reduced amount before age 65. DLJ has funded its obligation under the Program through the purchase of life insurance policies. The following table shows as to the Named Executive Officers who are participants in the Plan the estimated annual retirement benefit payable at age 65. Each of these individuals is fully vested in the applicable benefit.

                                    Estimated Annual
         Name                      Retirement Benefit
         ----                      ------------------
         Dave H. Williams                $ 41,825
         Alfred Harrison                   50,246
         John D. Carifa                   114,597
         Bruce W. Calvert                 145,036


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SECURITY HOLDERS

    The Partnership has no information that any person beneficially owns more than 5% of the outstanding Units except (i) Equitable, ACMC and ECMC, wholly-owned subsidiaries of ECI, and (ii) as reported on Schedule 13D dated September 16, 1994, filed with the SEC by AXA and certain of its affiliates pursuant to the Securities Exchange Act of 1934. The following table and notes have been prepared in reliance upon such filing for the nature of ownership and an explanation of overlapping ownership.


Name and Address of          Amount and Nature of Beneficial         Percent of
Beneficial Owner             Ownership Reported on Schedule            Class
- ----------------             ------------------------------            -----
AXA (1)(2)(3)                       47,984,227 (4)                     57.6%
23 Avenue Matignon,
75008 Paris,
France

ECI (3)                             47,984,227 (4)                      57.6%
787 Seventh Avenue
New York, New York 10019

(1) For insurance regulatory purposes the shares of capital stock of ECI beneficially owned by AXA and its subsidiaries have been deposited into a voting trust which has an initial term of 10 years ("Voting Trust") commencing May 12, 1992. The Voting Trustees, who must be members of AXA's Conseil d'Administration (the body analogous to a U.S. corporation's board of directors), are Claude Bebear, Patrice Garnier and Henri de Clermont-Tonnerre. The Voting Trustees have agreed to exercise their voting rights to protect the legitimate economic interests of AXA, but with a view to ensuring that certain minority shareholders of AXA do not exercise control over ECI or certain of its insurance subsidiaries. See "Item 1. Business-General".

(2) The Voting Trustees may be deemed to be beneficial owners of all Units beneficially owned by AXA and its subsidiaries. In addition, the Mutuelles AXA, as a group, and each of Finaxa and Midi, prior to its merger into AXA, may be deemed to be beneficial owners of all Units beneficially owned by AXA and its subsidiaries. By reason of the fact that the Voting Trustees are members of AXA's Conseil d'Administration and by virtue of the provisions of the Voting Trust Agreement, AXA may be deemed to have shared voting power with respect to the Units. AXA and its subsidiaries have the power to dispose or direct the disposition of all shares of the capital stock of ECI deposited in the Voting Trust. By reason of their relationship with AXA, the Mutuelles AXA as a group and each of Finaxa and, prior to its merger into AXA, Midi may be deemed to share the power to vote or to direct the vote and to dispose or to direct the disposition of all the Units beneficially owned by AXA and its subsidiaries. The address of each of AXA, Midi, Finaxa and the Voting Trustees is 23 Avenue Matignon, Paris, France. The addresses of the Mutuelles AXA are as follows:
The address of each of AXA Assurances I.A.R.D. Mutuelle and AXA Assurances
Vie Mutuelle is 21/25 Rue de Chateaudun, 75009 Paris, France; the address of each of Alpha Assurances Vie Mutuelle and Alpha Assurances I.A.R.D. Mutuelle is Tour Franklin 100-101 Terrasse Boildieu, Paris La Defense, France; and the address of Uni Europe Assurance Mutuelle is 24 Rue Drouot, Paris, France.
See "Item 1. Business-General".

(3) By reason of their relationship, AXA, the Voting Trustees, ECI, Equitable, ACMC, ECMC, the Mutuelles AXA, Finaxa and, prior to its merger into AXA, Midi may be deemed to share the power to vote or to direct the vote or to dispose or direct the disposition of the 47,984,227 Units. See "Item 1. Business - General".

(4) Includes 446,439 Units which are issuable upon conversion of the Class A Limited Partnership Interest held by ECMC.

MANAGEMENT

    The following table shows, as of March 1, 1996, the beneficial ownership of Units by each director and each Named Executive Officer of the General Partner who owns more than 1% of the outstanding Units and by all directors and executive officers of the General Partner as a group:

    Name of                  Amount and Nature of                Percent of
    Beneficial Owner         Beneficial Ownership                  Class
    ----------------         --------------------                  -----

    Dave H. Williams (1)           1,244,456                        1.5%
    John D. Carifa (2)               877,568                        1.1%
    All Directors and
    Executive Officers             3,454,742                        4.2%
          of the General Partner as a Group(3)

(1) Includes 80,000 Units owned by Reba W. Williams.
(2) Includes 70,000 Units which may be acquired within 60 days under the Partnership's 1993 Unit Option Plan.
(3) Includes 219,000 Units which may be acquired within 60 days under the Partnership's Unit Option Plan and 1993 Unit Option Plan.

    The Partnership has no information that any director of the General Partner, any Named Executive Officer or the directors and executive officers of the General Partner as a group beneficially own any class of equity securities of any of the Partnership's parents or subsidiaries other than directors' qualifying shares except that (i) Mr. Williams beneficially owns 40,000 shares of the common stock of ECI, all of which are subject to unexercised options held by Mr. Williams, (ii) Mr. Bebear beneficially owns 1,201,399 AXA shares, 1,201,366 of which are subject to unexercised options, 435,839 Finaxa shares, which includes 414,708 Shares owned by Clauvalor, a French company controlled by Mr. Bebear, and 21,125 of which are subject to unexercised options, 1,000 DLJ shares, (iii) Mr. Benson beneficially owns 110,703 shares of the common stock of ECI, 100,000 shares of which are subject to unexercised options held by Mr. Benson, 1,024 DLJ shares, (iv) Mr. Calvert beneficially owns 20,000 shares of the common stock of ECI, all of which are subject to unexercised options held by Mr. Calvert, (v) Mr. Carifa beneficially owns 20,000 shares of the common stock of ECI, all of which are subject to unexercised options held by Mr. Carifa, (vi) Mr. de Castries beneficially owns 70,812 AXA shares, all of which are subject to unexercised options, 32,500 Finaxa shares, all of which are subject to unexercised options, 1,000 DLJ shares, (vii) Mr. Dolan beneficially owns 3,218 AXA shares, all of which are subject to unexercised options held by Mr. Dolan,
(viii) Mr. de St. Paer beneficially owns 50,000 shares of the common stock of ECI, all of which are subject to unexercised options, 300 DLJ shares, (ix) Mr. Hellebuyck beneficially owns 19,130 shares of AXA, 12,230 shares of which are subject to unexercised options and 1,275 shares of which are issuable upon conversion of convertible bonds held by Mr. Hellebuyck, (x) Mr. Hottinguer beneficially owns 12,908 shares of AXA, 400 shares of AXA are issuable upon conversion of convertible bonds held by Mr. Hottinguer, and 10,420 shares of Finaxa, 1,220 shares of Finaxa are issuable upon conversion of convertible bonds held by Mr. Hottinguer, (xi) Mr. Melone beneficially owns 170,183 shares of the common stock of ECI, 160,000 shares of which are subject to unexercised options, 1,024 DLJ shares, (xii) Mr. Noris beneficially owns 20,000 shares of the common stock of ECI, all of which are subject to unexercised options held by Mr. Noris, and (xiii) Mr. Savage beneficially owns 136 shares of the common stock of ECI. The information set forth in this paragraph concerning the ownership of shares of common stock of ECI or of AXA that are subject to options is provided for options exercisable at March 1, 1996 or within 60 days thereof.

    The General Partner makes all decisions relating to the management of the Partnership. The General Partner has agreed that it will conduct no business other than managing the Partnership, although it may make certain investments for its own account. Conflicts of interest, however, could arise between the General Partner and the Unitholders.

    Section 17-403(b) of the Delaware Revised Uniform Limited Partnership Act (the "Delaware Act") states that, except as provided in the Delaware Act or the partnership agreement, a general partner of a limited partnership has the same liabilities to the partnership and to the limited partners as a general partner in a partnership without limited partners. While, under Delaware law, a general partner of a limited partnership is liable as a fiduciary to the other partners, the Agreement of Limited Partnership of Alliance Capital Management L.P. (As Amended and Restated)("Partnership Agreement") sets forth a more limited standard of liability for the General Partner. The Partnership Agreement provides that the General Partner is not liable for monetary damages to the Partnership for errors in judgment or for breach of fiduciary duty (including breach of any duty of care or loyalty), unless it is established that the General Partner's action or failure to act involved an act or omission undertaken with deliberate intent to cause injury to the Partnership, with reckless disregard for the best interests of the Partnership or with actual bad faith on the part of the General Partner, or constituted actual fraud. Whenever the Partnership Agreement provides that the General Partner is permitted or required to make a decision (i) in its "discretion," the General Partner is entitled to consider only such interests and factors as it desires and has no duty or obligation to consider any interest of or other factors affecting the Partnership or any Unitholder or (ii) in its "good faith" or under another express standard, the General Partner will act under that express standard and will not be subject to any other or different standard imposed by the Partnership Agreement or applicable law.

    In addition, the Partnership Agreement grants broad rights of indemnification to the General Partner and its directors and affiliates and authorizes the Partnership to enter into indemnification agreements with the directors, officers, partners, employees and agents of the Partnership and its affiliates. The Partnership has granted broad rights of indemnification to officers of the General Partner and employees of the Partnership. In addition, the Partnership assumed indemnification obligations previously extended by Alliance to its directors, officers and employees. The foregoing indemnification provisions are not exclusive, and the Partnership is authorized to enter into additional indemnification arrangements. The Partnership has obtained directors and officers liability insurance.

    The Partnership Agreement also allows transactions between the Partnership and the General Partner or its affiliates if the transactions are on terms determined by the General Partner to be comparable to (or more favorable to the Partnership than) those that would prevail with any unaffiliated party. The Partnership Agreement provides that those transactions are deemed to meet that standard if such transactions are approved by a majority of those directors of the General Partner who are not directors, officers or employees of any affiliate of the General Partner (other than the Partnership and its subsidiaries) or, if in the reasonable and good faith judgment of the General Partner, the transactions are on terms substantially comparable to (or more favorable to the Partnership than) those that would prevail in a transaction with an unaffiliated party.

    The Partnership Agreement expressly permits all affiliates of the General Partner (including Equitable and its other subsidiaries) to compete, directly or indirectly, with the Partnership, to engage in any business or other activity and to exploit any opportunity, including those that may be available to the Partnership. Equitable and certain of its subsidiaries currently compete with the Partnership. See "Item 13. Certain Relationships and Related Transactions-Competition." The Partnership Agreement further provides that, except to the extent that a decision or action by the General Partner is taken with the specific intent of providing a benefit to an affiliate of the General Partner to the detriment of the Partnership, there is no liability or obligation with respect to, and no challenge of, decisions or actions of the General Partner that would otherwise be subject to claims or other challenges as improperly benefiting affiliates of the General Partner to the detriment of the Partnership or otherwise involving any conflict of interest or breach of a duty of loyalty or similar fiduciary obligation.

    The fiduciary obligations of general partners is a developing area of the law and it is not clear to what extent the foregoing provisions of the Partnership Agreement are enforceable under Delaware or federal law.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPETITION

    AXA, Equitable and certain of their direct and indirect subsidiaries provide financial services, some of which are competitive with those offered by the Partnership. The Partnership Agreement specifically allows Equitable and its subsidiaries (other than the General Partner) to compete with the Partnership and to exploit opportunities that may be available to the Partnership. AXA, Equitable and certain of their subsidiaries have substantially greater financial resources than the Partnership or the General Partner.

FINANCIAL SERVICES

    The Partnership Agreement permits Equitable and its affiliates to provide services to the Partnership on terms comparable to (or more favorable to the Partnership than) those that would prevail in a transaction with an unaffiliated third party. The Partnership believes that its arrangements with Equitable and its affiliates are at least as favorable to the Partnership as could be obtained from an unaffiliated third party, based on its knowledge of and inquiry with respect to comparable arrangements with or between unaffiliated third parties.

    The Partnership acts as the investment manager for the general and separate accounts of Equitable and its insurance company subsidiaries pursuant to investment advisory agreements. During 1995 the Partnership received approximately $58.3 million in fees pursuant to these agreements. In connection with the services provided under these agreements the Partnership provides ancillary accounting, valuation, reporting, treasury and other services under service agreements. During 1995 the Partnership received approximately $8.0 million in fees pursuant to these agreements. Equitable provides certain legal and other services to the Partnership relating to certain insurance and other regulatory aspects of the general and separate accounts of Equitable and its insurance company subsidiaries. During 1995 the Partnership paid approximately $1.4 million to Equitable for these services.

    During 1995 the Partnership paid Equitable approximately $13.1 million for certain services provided with respect to the marketing of the variable annuity insurance and variable life insurance products for which The Hudson River Trust is the funding vehicle.

    Equitable has issued to ACMC life insurance policies on certain employees of the Partnership, the costs of which are to be borne by ACMC without reimbursement by the Partnership. During 1995 ACMC paid approximately $7.0 million in insurance premiums on these policies.

    The Partnership and its employees are covered under various insurance policies maintained by Equitable and its other subsidiaries. The amount of premiums for these group policies paid by the Partnership to Equitable was approximately $236,000 for 1995.

    The Partnership provides investment management services to certain employee benefit plans of Equitable and DLJ. Advisory fees from these accounts totalled approximately $3.9 million for 1995 including $1.8 million from the separate accounts of Equitable.

    Equico was the Partnership's second largest distributor of U.S. Funds in 1995 for which it received sales concessions from the Partnership on sales of $335 million. In 1995 Equico also distributed certain of the Partnership's cash management products. Equico received distribution payments totalling $5.8 million in 1995 for these services.

    DLJ Securities Corporation and Pershing distribute certain Alliance Mutual Funds and cash management products and receive sales concessions and distribution payments. In addition, the Partnership and Pershing have an agreement pursuant to which Pershing recommends to certain of its correspondent firms the use of the Partnership's cash management products for which Pershing is allocated a portion of the revenues derived by the Partnership from sales through the Pershing correspondents. Amounts paid by the Partnership to DLJ Securities Corporation, Pershing and Wood Struthers & Winthrop Management Corp., a subsidiary of DLJ, in connection with the above distribution services were $18.0 million in 1995. DLJ and its subsidiaries also provide the Partnership with brokerage and various other services, including clearing, investment banking, research, data processing and administrative services. Brokerage, the expense of which is borne by the Partnership's clients, aggregated approximately $48,000 million for 1995. During 1995 the Partnership paid $600,000 to DLJ and its subsidiaries for all other services.

    During 1995 the Partnership reimbursed Equitable in the amount of $3.2 million for rent and the use of certain services and facilities.

    The Partnership provides investment management services to AXA Reinsurance Company, a subsidiary of AXA pursuant to a discretionary investment advisory agreement. AXA Reinsurance Company paid the Partnership approximately $247,000 during 1995 for such services.

OTHER TRANSACTIONS

    During 1995 the Partnership paid certain legal and other expenses incurred by Equitable and its insurance company subsidiaries relating to the general and separate accounts of Equitable and such subsidiaries for which it has been or will be fully reimbursed by Equitable. The largest amount of such indebtedness outstanding during 1995 was approximately $700,000 which represents the amount outstanding on December 31, 1995.

    Equitable and its affiliates are not obligated to provide funds to the Partnership, except for ACMC's and the General Partner's obligation to fund certain of the Partnership's deferred compensation and employee benefit plan obligations referred to under "Compensation Agreements with Named Executive Officers" and "Capital Accumulation Plan". The Partnership Agreement permits Equitable and its affiliates to lend funds to the Partnership at the lender's cost of funds.

    Reba W. Williams, the wife of Dave H. Williams, was employed by the Partnership during 1995 and received compensation in the amount of $100,000.

    The hedge funds managed by the Partnership pay a portion of the carried interests or performance fees to certain portfolio managers, research analysts and other investment professionals who are associated with the management of the hedge funds. The Partnership provides investment management services to the hedge funds and is entitled to receive between 40.5% and 73% of the carried interests or performance fees which aggregated approximately $2.8 million for 1995. Mr. Alfred Harrison, a Director and Vice Chairman of the General Partner, received $162,750 in 1995 in respect of his association with the hedge funds.

    ACMC and the General Partner are obligated, subject to certain limitations, to make capital contributions to the Partnership in an amount equal to the payments the Partnership is required to make as deferred compensation under the employment agreements entered into in connection with Equitable's 1985 acquisition of DLJ, as well as obligations of the Partnership to various employees and their beneficiaries under the Partnership's Capital Accumulation Plan. In 1995 ACMC made capital contributions to the Partnership in the amount of $781,000 in respect of these obligations. ACMC's obligations to make these contributions are guaranteed by EIC subject to certain limitations. All tax deductions with respect to these obligations, to the extent funded by ACMC, Alliance or EIC, will be allocated to ACMC or Alliance.


ITEM 14.EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following is a list of the documents filed as a part of this Annual Report on Form 10-K:

                                                                Reference Pages
    Financial Statements                                        In Annual Report
                                                                ----------------

Consolidated Statements of Financial
 Condition, December 31, 1995 and 1994                                 53
Consolidated Statements of Income,
 Years ended December 31, 1995, 1994 and 1993                          54
Consolidated Statements of Changes in
 Partners' Capital, Years ended
 December 31 1995, 1994 and 1993                                       55
Consolidated Statements of Cash Flows,
 Years ended December 31, 1995, 1994, and 1993                         56
Notes to Consolidated Financial Statements                             57 - 68
Independent Auditors' Report                                           69


    Schedules are omitted because they are not applicable, or the required information is set forth in the financial statements or notes thereto.

    (b) REPORTS ON FORM 8-K.

    A report on Form 8-K dated October 24, 1995 was filed during the last quarter of 1995 reporting that the Partnership had agreed in principle to acquire the business of Cursitor-Eaton Asset Management Company and Cursitor Holdings Limited. See "Item 1. Business - General".

    (c) EXHIBITS.

    The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith or, in the case of Exhibit 13.7, incorporated by reference herein:

    EXHIBIT        DESCRIPTION
    10.77          Unit Option Plan Agreement dated April 25, 1995 with Bruce
                   W. Calvert
    10.78          Unit Option Plan Agreement dated July 24, 1995 with Bruce W.
                   Calvert
    10.79          Unit Option Plan Agreement dated April 25, 1995 with John D.
                   Carifa
    10.80          Unit Option Plan Agreement dated July 24, 1995 with John D.
                   Carifa
    10.81          Unit Option Plan Agreement dated April 25, 1995 with David
                   R. Brewer, Jr.
    10.82          Unit Option Plan Agreement dated December 5, 1995 with David
                   R. Brewer, Jr.
    10.83          Unit Option Plan Agreement dated April 25, 1995 with Robert
                   H. Joseph, Jr.
    10.84          Unit Option Plan Agreement dated December 5, 1995 with
                   Robert H. Joseph, Jr.
    10.85          Transaction Agreement dated as of December 28, 1995 among
                   Alliance Capital Management L.P., The Shareholders of Record of Cursitor Holdings Limited, Cursitor Holdings, L.P. and
                   The Persons listed on Schedule 1.2 to the Transaction
                   Agreement
    10.86          Registration Rights Agreement dated as of February 29, 1996 between Alliance Capital Management L.P. and the Parties listed on Schedule I to the Registration Rights Agreement
    10.87          Amended and Restated Limited Liability Company Agreement of
                   Cursitor Alliance LLC dated as of February 29, 1996 among
                   Alliance Capital Management L.P., Alliance Capital
                   Management Corporation of Delaware and Cursitor Holdings,
                   L.P.
    10.88          Eleventh Supplemental Agreement to lease of space at 1345
                   Avenue of the Americas, New York, New York
    10.89          First Amendment to NationsBank Revolving Credit Agreement
                   made as of January 31, 1996 among Alliance Capital
                   Management L.P., NationsBank of Georgia, N.A. and the banks whose names appear on the signature pages
    10.90          Revolving Credit Agreement dated as of February 23, 1996
                   among Alliance Capital Management L.P., The First National
                   Bank of Boston, NationsBank, N.A. (South) and the banks whose names appear on the signature pages
    10.91          Alliance Partners Compensation Plan

    13.7      Alliance Capital Management L.P. 1995 Annual Report to
              Unitholders
    22.7      Subsidiaries of the Registrant
    24.7      Consent of KPMG Peat Marwick LLP
    25.55     Power of Attorney by Claude Bebear
    25.56     Power of Attorney by Luis Javier Bastida
    25.57     Power of Attorney by James M. Benson
    25.58     Power of Attorney by Henri de Castries
    25.59     Power of Attorney by Kevin C. Dolan
    25.60     Power of Attorney by Jean-Pierre Hellebuyck
    25.61     Power of Attorney by Benjamin D. Holloway
    25.62     Power of Attorney by Henri Hottinguer
    25.63     Power of Attorney by Denis Duverne
    25.64     Power of Attorney by Joseph J. Melone
    25.65     Power of Attorney by Peter D. Noris
    25.66     Power of Attorney by Jerry M. de St. Paer
    25.67     Power of Attorney by Madelon DeVoe Talley

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Alliance Capital Management L.P.
                                       By: Alliance Capital Management
                                           Corporation, General Partner
Date:    March 28, 1996                By: /s/Dave H. Williams
                                           -----------------------------
                                           Dave H. Williams
                                           Chairman

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:    March 28, 1996                /s/John D. Carifa
                                       ---------------------------------
                                       John D. Carifa
                                       President and Chief Operating Officer

Date:    March 28, 1996                /s/Robert H. Joseph, Jr.
                                       ---------------------------------
                                       Robert H. Joseph, Jr.
                                       Senior Vice President and Chief
                                       Financial Officer

                                      Directors


/s/Dave H. Williams                                 *
- ---------------------------------      --------------------------------
Dave H. Williams                       Jean-Pierre Hellebuyck
Chairman and Director                  Director

             *                                      *
- --------------------------------       ---------------------------------
Luis Javier Bastida                    Benjamin D. Holloway
Director                               Director

             *                                      *
- --------------------------------       ---------------------------------
Claude Bebear                          Henri Hottinguer
Director                               Director

             *                                      *
- --------------------------------       ---------------------------------
James M. Benson                        Joseph J. Melone
Director                               Director

/s/Bruce W. Calvert                                 *
- --------------------------------       ---------------------------------
Bruce W. Calvert                       Peter D. Noris
Director                               Director

/s/John D. Carifa                      /s/Frank Savage
- ---------------------------------      ---------------------------------
John D. Carifa                         Frank Savage
Director                               Director

             *                                      *
- ---------------------------------      ---------------------------------
Henri de Castries                      Jerry M. de St. Paer
Director                               Director

             *                                      *
- ---------------------------------      ---------------------------------
Kevin C. Dolan                         Madelon DeVoe Talley
Director                               Director

             *                         /s/Reba W. Williams
- ---------------------------------      ---------------------------------
Denis Duverne                          Reba W. Williams
Director                               Director

/s/Alfred Harrison                     *BY/s/David R. Brewer, Jr.
- ---------------------------------      ---------------------------------
Alfred Harrison                        David R. Brewer, Jr.
Director                               (Attorney-in-Fact)