Form 10-Q
period 1996-09-30
ALLIANCE CAPITAL MANAGEMENT LP
filed 1996-11-12
CIK 825313

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1996
                               -------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934


For the transition period from                          to
                               ------------------------    ---------------------


Commission File No.    1-9818
                   -------------------------------------------------------------

                        ALLIANCE CAPITAL MANAGEMENT L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                          13-3434400
-------------------------------                        -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)



1345 Avenue of the Americas, New York, NY                        10105
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

The number of Units representing assignments of beneficial ownership of Limited Partnership Interests outstanding as of September 30, 1996 was 83,200,808 Units.

                        ALLIANCE CAPITAL MANAGEMENT L.P.

                               INDEX TO FORM 10-Q


                                     PART I


                              FINANCIAL INFORMATION



Item 1.   FINANCIAL STATEMENTS                                            PAGE

          Condensed Consolidated Statements of Financial Condition         2

          Condensed Consolidated Statements of Income                      3

          Condensed Consolidated Statements of Changes in
            Partners' Capital                                              4

          Condensed Consolidated Statements of Cash Flows                  5

          Notes to Condensed Consolidated Financial Statements             6-9


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                              10-14



                                     PART II


                                OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS                                               15

Item 2.   CHANGES IN SECURITIES                                           15

Item 3.   DEFAULTS UPON SENIOR SECURITIES                                 15

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF                              15
            SECURITY HOLDERS

Item 5.   OTHER INFORMATION                                               15

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                15

                                     PART I


                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                        ALLIANCE CAPITAL MANAGEMENT L.P.
            Condensed Consolidated Statements of Financial Condition

                                 (in thousands)


                      ASSETS                              9/30/96      12/31/95
                                                          -------      --------
                                                        (unaudited)

Cash and cash equivalents..........................       $113,166     $124,256
Fees receivable:
  Alliance mutual funds............................         43,765       36,840
  Affiliated clients...............................          2,633        2,006
  Third party clients..............................         53,236       46,766
Receivable from brokers and dealers for sale
  of shares of Alliance mutual funds...............         38,834       26,651
Investments, available-for-sale....................         27,880       35,375
Furniture, equipment and leasehold
  improvements, net................................         47,843       44,208
Intangible assets, net.............................        238,826       84,209
Deferred sales commissions, net....................        170,411      149,583
Other assets.......................................         27,498       25,164
                                                          --------     --------
  Total assets.....................................       $764,092     $575,058
                                                          --------     --------
                                                          --------     --------

          LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued expenses............       $100,390     $ 74,054
  Payable to Alliance mutual funds for share
    purchases......................................         61,971       45,217
  Accrued expenses under employee benefit plans....         94,881       44,086
  Debt.............................................         24,671        3,462
  Minority interests in consolidated subsidiaries..         14,677        1,530
                                                          --------     --------
    Total liabilities..............................        296,590      168,349

Partners' capital..................................        467,502      406,709
                                                          --------     --------
      Total liabilities and partners' capital......       $764,092     $575,058
                                                          --------     --------
                                                          --------     --------


     See accompanying notes to condensed consolidated financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.
                   Condensed Consolidated Statements of Income

                                   (unaudited)
                     (in thousands, except per Unit amounts)



                                                        Three Months Ended    Nine Months Ended
                                                        ------------------    -----------------
                                                        9/30/96    9/30/95    9/30/96   9/30/95
                                                        -------    -------    -------   -------
Revenues:
  Investment advisory and services fees:
    Alliance mutual funds............................  $ 72,980   $ 61,417   $212,653  $168,566
    Separately managed accounts:
      Affiliated clients.............................    10,833      9,610     32,699    33,451
      Third party clients............................    57,907     46,600    167,109   129,017
  Distribution plan fees from Alliance mutual funds..    42,032     33,388    121,097    93,036
  Shareholder servicing and administration fees......    11,811     10,825     34,834    32,115
  Other revenues.....................................     2,435      2,826      7,371     7,285
                                                       --------   --------   --------  --------
                                                        197,998    164,666    575,763   463,470
                                                       --------   --------   --------  --------

Expenses:
  Employee compensation and benefits.................    53,754     43,950    157,230   125,477
  Promotion and servicing:
    Distribution plan payments to financial
      intermediaries:
      Affiliated.....................................     7,828      6,222     22,520    17,061
      Unaffiliated...................................    29,303     22,707     83,749    62,680
    Amortization of deferred sales commissions.......    13,406     12,645     38,772    38,172
    Other............................................    11,601      9,244     35,919    29,822
  General and administrative.........................    24,584     23,211     73,540    62,724
  Interest...........................................       605        238      1,319       877
  Amortization of intangible assets..................     4,259      2,186     11,353     6,560
                                                       --------   --------   --------  --------
                                                        145,340    120,403    424,402   343,373
                                                       --------   --------   --------  --------

Income before income taxes...........................    52,658     44,263    151,361   120,097

  Income taxes.......................................     3,701      3,256     10,307     7,806
                                                       --------   --------   --------  --------

Net income...........................................  $ 48,957   $ 41,007   $141,054  $112,291
                                                       --------   --------   --------  --------
                                                       --------   --------   --------  --------

Net income per Unit..................................  $   0.57   $   0.50   $   1.66  $   1.37
                                                       --------   --------   --------  --------
                                                       --------   --------   --------  --------

Weighted average Units outstanding...................    84,880     81,596     84,222    81,456
                                                       --------   --------   --------  --------
                                                       --------   --------   --------  --------

     See accompanying notes to condensed consolidated financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.
                      Condensed Consolidated Statements of
                           Changes in Partners' Capital

                                   (unaudited)
                                 (in thousands)


                                                        Three Months Ended    Nine Months Ended
                                                        ------------------    -----------------
                                                        9/30/96    9/30/95    9/30/96   9/30/95
                                                        -------    -------    -------   -------
Partners' capital - beginning of period............    $460,600   $391,854   $406,709  $381,329
  Net income.......................................      48,957     41,007    141,054   112,291

  Capital contribution received from Alliance
    Capital Management Corporation.................         897        902      2,688     2,720

  Distributions to partners........................     (44,757)   (35,150)  (129,002) (101,987)

  Units issued for acquisition of Cursitor.........        -          -        42,816      -

  Unit options exercised...........................       1,943      1,950      3,402     4,000
  Issuance of Units to employees...................        -          -          -        1,920
  Unrealized gain (loss) on investments............         (60)      (799)       195      (525)

  Foreign currency translation adjustment..........         (78)        (3)      (360)       13
                                                       --------   --------   --------  --------

Partners' capital - end of period..................    $467,502   $399,761   $467,502  $399,761
                                                       --------   --------   --------  --------
                                                       --------   --------   --------  --------

     See accompanying notes to condensed consolidated financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.
                 Condensed Consolidated Statements of Cash Flows

                                   (unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                -------------------
                                                                9/30/96     9/30/95
                                                                -------     -------
Cash flows from operating activities:
  Net income ................................................  $141,054    $112,291
  Adjustments to reconcile net income to
    net cash provided from operating activities:
    Amortization and depreciation............................    56,205      50,982
    Other, net...............................................     6,182       4,389
    Changes in assets and liabilities:
      (Increase) decrease in fees receivable from Alliance
        mutual funds, affiliated clients and
        third party clients..................................    (2,198)      7,727
      (Increase) in receivables from brokers and
        dealers for sale of shares of Alliance mutual funds..   (12,183)     (8,196)
      (Increase) in deferred sales commissions...............   (59,600)    (25,474)
      Decrease in other assets...............................     1,007       1,268
      Increase in accounts payable and accrued expenses......    20,177      12,742
      Increase in payable to Alliance mutual funds
        for share purchases..................................    16,752       8,599
      Increase in accrued expenses under employee benefit
        plans, less deferred compensation....................    48,511      27,509
                                                               --------    --------
          Net cash provided from operating activities........   215,907     191,837
                                                               --------    --------

Cash flows from investing activities:
  Purchase of investments...................................    (79,015)    (34,086)
  Proceeds from sale of investments.........................     86,487      33,110
  Acquisitions, net..........................................   (99,551)          -
  Additions to furniture, equipment and
    leasehold improvements, net.............................     (9,442)     (5,724)
                                                               --------    --------
      Net cash (used in) investing activities                  (101,521)     (6,700)
                                                               --------    --------

Cash flows from financing activities:
  Proceeds from borrowings..................................       -             87
  Repayment of debt.........................................        (46)       (141)
  Distributions to partners.................................   (129,002)   (101,987)
  Capital contribution received from Alliance Capital
    Management Corporation..................................        439         470
  Unit options exercised....................................      3,402       4,000
                                                               --------    --------
      Net cash (used in) financing activities............      (125,207)    (97,571)
                                                               --------    --------

Effect of exchange rate changes on cash and
  cash equivalents..........................................       (269)         13
                                                               --------    --------

Net increase (decrease) in cash and cash equivalents........    (11,090)     87,579
Cash and cash equivalents at beginning of period............    124,256      52,199
                                                               --------    --------
Cash and cash equivalents at end of period..................   $113,166    $139,778
                                                               --------    --------
                                                               --------    --------

     See accompanying notes to condensed consolidated financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1996

                                   (unaudited)
1.   BASIS OF PRESENTATION

     The unaudited interim condensed consolidated financial statements of Alliance Capital Management L.P. (the "Partnership") included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) financial position at September 30, 1996, (b) results of operations for the three and nine months ended September 30, 1996 and 1995 and (c) cash flows for the nine months ended September 30, 1996 and 1995, have been made.

2.   ACQUISITION

     On February 29, 1996, the Partnership acquired substantially all of the assets and liabilities of Cursitor Holdings, L.P. ("CHLP") and all of the outstanding shares of Cursitor Alliance Holdings Limited, formerly, Cursitor Holdings Limited (collectively,"Cursitor") for approximately $159.0 million, including a purchase price adjustment of approximately $9.4 million. The purchase price consists of 1,764,115 units representing assignments of beneficial ownership of limited partnership interests in the Partnership ("Units") with an aggregate value of $43.2 million, $94.3 million in cash, and notes in the aggregate principal amount of $21.5 million ("Notes"). The Notes bear interest at 6% per annum and are payable ratably over the next four years. Acquisition costs of $4.0 million were also incurred.

     The acquisition was accounted for under the purchase method with the results of Cursitor included in the Partnership's condensed consolidated financial statements from the acquisition date. The excess of the purchase price, including acquisition costs and minority interest, over the fair value of Cursitor's net assets acquired resulted in goodwill of approximately $161.0 million, which is being amortized over 20 years.

     The acquisition of Cursitor resulted in the formation of a new subsidiary of the Partnership, Cursitor Alliance LLC ("Cursitor Alliance"), which combined Cursitor's global asset allocation services and the Partnership's international and global equity management services. CHLP owns a 7% minority equity interest in Cursitor Alliance. Under certain circumstances, through February 28, 2006, the Partnership has an option to purchase CHLP's minority interest in Cursitor Alliance, and CHLP has an option to sell its minority interest to the Partnership for a price ("Buyout Price") in cash, Units, or a combination thereof of not less than $7.0 million or more than $52.0 million. The Buyout Price is based on the pre-tax operating earnings of Cursitor Alliance during the prior twelve month period. The payment of the Buyout Price will be accounted for as an adjustment of the Cursitor purchase price.

     The following unaudited consolidated pro forma information of the Partnership is presented as if the acquisition had occurred at the beginning of each period presented. The pro forma information is included for informational purposes only and is not necessarily indicative of the results of operations that would have actually occurred had the acquisition been in effect for the periods presented (in thousands, except per Unit amounts).


                                                     Nine Months Ended
                                                   ---------------------
                                                   9/30/96       9/30/95
                                                   -------       -------
                                                        (unaudited)
     Revenues                                     $581,781      $485,377
     Net income                                    142,379       113,927
     Net income per Unit                             $1.67         $1.36

3.   DEFERRED SALES COMMISSIONS

     Sales commissions paid to financial intermediaries in connection with the sale of shares of open-end mutual funds managed by the Partnership sold without a front-end sales charge are capitalized and amortized over periods not exceeding five and one half years, the periods of time estimated by management of the Partnership during which deferred sales commissions are expected to be recovered from distribution plan payments received from these funds and contingent deferred sales charges received from shareholders of these funds upon the redemption of their shares. Contingent deferred sales charges reduce unamortized deferred sales commissions when received.

4.   DEBT

     As discussed in Note 2, the Partnership issued promissory notes to CHLP in the aggregate principal amount of $21.5 million on February 29, 1996. During February 1996, the Partnership entered into a new $250 million five-year revolving credit facility with a group of banks which replaced its $100 million revolving credit facility and its $100 million commercial paper back-up revolving credit facility. Under the new revolving credit facility, the interest rate, at the option of the Partnership, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. A facility fee is payable on the total facility. The revolving credit facility will be used to provide back-up liquidity for commercial paper to be issued under the Partnership's $100 million commercial paper program, to fund commission payments to financial intermediaries for the sale of Class B and C Shares under the Partnership's mutual fund distribution system ("System"), and for general working capital purposes. As of September 30, 1996, the Partnership had not issued any commercial paper under its $100 million commercial paper program and there were no borrowings outstanding under the Partnership's revolving credit facility.

5.   CONTINGENCIES

     On July 25, 1995, a Consolidated and Supplemental Class Action Complaint ("Complaint") was filed against the Alliance North American Government Income Trust, Inc. (the "Fund"), the Partnership and certain other defendants affiliated with the Partnership alleging violations of federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. The Complaint sought certification of a plaintiff class of persons who purchased or owned Class A, B or C shares of the Fund from March 27, 1992 through December 23, 1994. The principal allegations are that the Fund purchased debt securities issued by the Mexican and Argentine governments in amounts that were not permitted by the Fund's investment policies and objective, and that there was no shareholder vote to change the investment objective to permit purchases in such amounts. The Complaint further alleges that the decline in the value of the Mexican and Argentine securities held by the Fund caused the Fund's net asset value to decline to the detriment of the Fund's shareholders.

     On September 26, 1996, the United States District Court for the Southern District of New York granted the defendants' motion to dismiss all counts of the Complaint. The plaintiffs have filed motions requesting that the Court reconsider its decision and for permission to file an amended complaint. While the ultimate outcome cannot be determined at this time, management of the Partnership does not expect that it will have a material adverse effect on the Partnership's results of operations or financial condition.

6.   INCOME TAXES

     The Partnership is a publicly traded partnership for Federal income tax purposes and, accordingly, is not currently subject to Federal and state corporate income taxes but is subject to the New York City unincorporated business tax. Current law generally provides that certain publicly traded partnerships, including the Partnership, will be taxable as corporations beginning in 1998.

     Domestic corporate subsidiaries of the Partnership, which are subject to Federal, state and local income taxes, file a consolidated Federal income tax return and separate state and local income tax returns. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located.

7.   NET INCOME PER UNIT

     Net income per Unit is derived by reducing net income for each period by 1% for the general partnership interest held by the General Partner and dividing the remaining 99% by the weighted average number of Units outstanding, Unit equivalents and Units issuable upon conversion of the Class A Limited Partnership Interest during each period.

8.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments for interest and income taxes were as follows (in thousands):

                                   Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                   ------------------       -----------------
                                    1996        1995         1996       1995
                                   ------      ------       ------     ------
     Interest...................   $  131      $  182       $  383     $  523
     Income taxes...............    3,555       3,241        9,814      8,159

     A portion of the Cursitor purchase price consisted of the issuance of 1,764,115 Units with an aggregate value of $43.2 million and promissory notes in the aggregate principal amount of $21.5 million. The condensed consolidated statement of cash flows for the nine months ended
     September 30, 1996 does not include the effects of these transactions since they did not provide or use cash.

9.   SUBSEQUENT EVENT

     On October 31, 1996, the Finance Committee of the Board of Directors of the General Partner declared a distribution of $46,471,000 or $0.55 per Unit representing the Available Cash Flow (as defined in the Partnership Agreement) of the Partnership for the three months ended September 30, 1996. The distribution will be paid on November 18, 1996 to holders of record on November 11, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Alliance Capital Management L.P. (the "Partnership") derives substantially all of its revenues and net income from fees for investment advisory, distribution and other services provided to the Alliance mutual funds and from fees for investment advisory services provided to separately managed accounts of institutional investors ("Separately Managed Accounts"), including third party clients and affiliates, principally The Equitable Life Assurance Society of the United States ("ELAS"), a wholly-owned subsidiary of The Equitable Companies Incorporated ("Equitable"). The Alliance mutual funds consist of a broad range of open-end load and closed-end mutual funds, variable insurance and annuity products ("variable products"), primarily The Hudson River Trust ("HRT"), and cash management products including money market funds and deposit accounts. The Partnership offers a diversified range of investment management products and services to meet the varied needs and objectives of individual and institutional investors.

On February 29, 1996, the Partnership acquired substantially all of the assets and liabilities of Cursitor Holdings, L.P. ("CHLP") and all of the outstanding shares of Cursitor Alliance Holdings Limited, formerly, Cursitor Holdings Limited (collectively, "Cursitor"), an investment manager specializing in global asset allocation with operations in London, Paris and Boston. The acquisition of Cursitor increased the Partnership's assets under management at the date of acquisition by $10.1 billion. The acquisition was accounted for under the purchase method with the results of Cursitor included in the Partnership's condensed consolidated financial statements from the acquisition date.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(Dollars & Units in millions,          Three months ended           Nine months ended
 except per Unit amounts)          9/30/96  9/30/95  % Change   9/30/96  9/30/95  % Change
------------------------------------------------------------------------------------------
Net income                         $49.0    $41.0       19.5%    $141.1   $112.3     25.6%
Net income per Unit                $ 0.57    $0.50      14.0     $  1.66   $ 1.37    21.2
Weighted average number of Units
  and Unit equivalents
  outstanding                       84.9     81.6        4.0       84.2     81.5      3.3
Operating margin                    26.6%    26.9%                 26.3%    25.9%
------------------------------------------------------------------------------------------

ASSETS UNDER MANAGEMENT

(Dollars in billions)              9/30/96  9/30/95  $ Change  % Change
------------------------------------------------------------------------------------------
Alliance mutual funds:
  Mutual Funds                    $ 26.4   $ 22.9       $3.5      15.3%
  Cash management products          17.2     13.2        4.0      30.3
  Variable products                 15.7     11.5        4.2      36.5
------------------------------------------------------------------------------------------
                                    59.3     47.6       11.7      24.6
------------------------------------------------------------------------------------------
Separately Managed Accounts:
  Active equity & balanced          51.6     45.0        6.6      14.7
  Active fixed                      36.1     32.9        3.2       9.7
  Index                             17.4     15.4        2.0      13.0
  Asset allocation                   9.3      0.5        8.8    1760.0
------------------------------------------------------------------------------------------
                                   114.4     93.8       20.6      22.0
------------------------------------------------------------------------------------------
  Total                           $173.7   $141.4      $32.3      22.8%
------------------------------------------------------------------------------------------

AVERAGE ASSETS UNDER MANAGEMENT

                                       Three months ended           Nine months ended
(Dollars in billions)              9/30/96  9/30/95  % Change   9/30/96  9/30/95  % Change
------------------------------------------------------------------------------------------
Alliance mutual funds             $ 57.1   $ 45.7       24.9%   $ 54.5   $ 42.0      29.8%
Separately Managed Accounts:
  Affiliated clients                25.5     22.0       15.9      24.6     21.6      13.9
  Third party clients               86.2     69.0       24.9      84.1     65.2      29.0
------------------------------------------------------------------------------------------
  Total                           $168.8   $136.7       23.5%   $163.2   $128.8      26.7%
------------------------------------------------------------------------------------------

The Partnership's assets under management were $173.7 billion at September 30, 1996, representing increases of $5.4 billion and $32.3 billion from June 30, 1996 and September 30, 1995, respectively.

Alliance mutual fund assets under management at September 30, 1996 were $59.3 billion, an increase of $11.7 billion or 24.6% from September 30, 1995, due principally to market appreciation of $4.8 billion and net sales of cash management and variable product mutual funds of $4.0 billion and $2.1 billion, respectively. Assets under management in Separately Managed Accounts at September 30, 1996 were $114.4 billion, an increase of $20.6 billion or 22.0% from September 30, 1995, primarily due to market appreciation of $9.0 billion and an increase of $9.8 billion attributable to the Cursitor acquisition.

REVENUES

                                       Three months ended           Nine months ended
(Dollars in millions)              9/30/96  9/30/95  % Change   9/30/96  9/30/95  % Change
------------------------------------------------------------------------------------------
Investment advisory and
  services fees:
    Alliance mutual funds         $ 73.0   $ 61.4       18.9%   $212.7   $168.6      26.2%
    Separately Managed Accounts:
      Affiliated clients            10.8      9.6       12.5      32.7     33.4      (2.1)
      Third party clients           58.0     46.6       24.5     167.1    129.0      29.5
Distribution plan fees from
  Alliance mutual funds             42.0     33.4       25.7     121.1     93.1      30.1
Shareholder servicing and
  administration fees               11.8     10.8        9.3      34.8     32.1       8.4
Other revenues                       2.4      2.9      (17.2)      7.4      7.3       1.4
------------------------------------------------------------------------------------------
  Total revenues                  $198.0   $164.7       20.2%   $575.8   $463.5      24.2%
------------------------------------------------------------------------------------------

Investment advisory and services fees increased $24.2 million or 20.6% for the three months and $81.5 million or 24.6% for the nine months. In general, the Partnership's investment advisory and services fees are based on the market value of assets under management and vary with the type of account managed. Investment advisory agreements for certain accounts provide for performance fees in addition to a base fee. Performance fees are earned when investment performance exceeds a contractually agreed upon benchmark and, accordingly, may increase the volatility of both the Partnership's revenues and earnings.

Investment advisory fees from Alliance mutual funds increased for the three and the nine months primarily due to higher average assets under management of 24.9% and 29.8%, respectively.

Investment advisory fees from affiliated clients increased for the three months principally due to higher average assets under management of 15.9%. Investment advisory fees from affiliated clients decreased for the nine months since significant performance fees were recorded in the first nine months of 1995 due to capital gains realized in leveraged buy-out portfolios managed by the Partnership. This decrease was offset partially by higher average assets under management of 13.9%.

Investment advisory and services fees from third party clients increased for the three and nine months principally due to an increase in average assets under management of 24.9% and 29.0%, respectively. The increase in third party clients average assets under management is primarily a result of market appreciation and the acquisition of Cursitor in February 1996.

Distribution plan fees increased for the three and nine months due principally to higher average equity mutual fund and cash management assets under management. The increase in distribution plan fees for equity mutual funds is principally due to market appreciation and net sales of Class B shares of these funds under the Partnership's mutual fund distribution system described under "Capital Resources and Liquidity".

The increase in shareholder servicing and administration fees was primarily due to an increase in the number of mutual fund shareholder accounts serviced by the Partnership's subsidiaries from September 30, 1995. At September 30, 1996 the Partnership's subsidiaries serviced approximately 2.3 million shareholder accounts.


EXPENSES

                                       Three months ended           Nine months ended
(Dollars in millions)              9/30/96  9/30/95  % Change   9/30/96  9/30/95  % Change
------------------------------------------------------------------------------------------
Employee compensation and benefits $ 53.7  $ 44.0       22.0%   $157.2   $125.5      25.3%
Promotion and servicing              62.1    50.8       22.2     181.0    147.7      22.5
General and administrative           24.6    23.2        6.0      73.5     62.7      17.2
Interest                              0.6     0.2      200.0       1.3      0.9      44.4
Amortization of intangible assets     4.3     2.2       95.5      11.4      6.6      72.7
------------------------------------------------------------------------------------------
Total expenses                     $145.3  $120.4       20.7%   $424.4   $343.4      23.6%
------------------------------------------------------------------------------------------

Employee compensation and benefits increased for the three and nine months primarily as a result of higher incentive compensation attributable to increased operating earnings, higher commission expense attributable to increased mutual fund sales and higher assets under management for cash management services products and increased base compensation. Base compensation increased principally due to the acquisition of Cursitor and salary increases.

Promotion and servicing expenses include distribution plan payments to financial intermediaries for distribution of the Partnership's mutual fund and cash management services products, amortization of deferred sales commissions paid to brokers for the sale of Class B and C Shares, travel and entertainment, advertising and promotional materials. Promotion and servicing expenses increased for the three and nine months primarily as a result of an increase in distribution plan payments due principally to higher average cash management and equity mutual fund assets under management.

Increases in general and administrative expenses for the three and nine months were due principally to higher occupancy costs incurred in connection with the expansion of the Partnership's New York headquarters and expenses incurred in connection with joint ventures. Increases in general and administrative expenses for the nine months were also attributable to litigation costs and higher systems consulting expenses associated with technology initiatives.

Amortization of intangibles increased for the three and nine months primarily due to the amortization of goodwill associated with the February 1996 Cursitor acquisition.

The provision for income taxes increased for the three and nine months primarily as a result of the increase in pre-tax income for the Partnership and certain of its corporate subsidiaries.


CAPITAL RESOURCES AND LIQUIDITY

The Partnership's cash and cash equivalents decreased by $11.1 million for the nine months ended September 30, 1996. Cash outflows included $99.6 million used for acquisitions, distributions to Unitholders of $129.0 million and capital expenditures of $9.4 million. Cash inflows included $215.9 million from operations, $7.5 million of proceeds from net sales of investments in Alliance mutual funds and $3.4 million in proceeds from options exercised under the Partnership's Unit Option Plans.

The Partnership acquired Cursitor on February 29, 1996 for approximately $159.0 million, including a purchase price adjustment of approximately $9.4 million. The purchase price consisted of cash payments of $94.3 million, 1,764,115 Units with an aggregate value of $43.2 million, and notes in the aggregate principal amount of $21.5 million ("Notes"). The Notes bear interest at 6% per annum and are payable ratably over the next four years. Acquisition costs of $4.0 million were also incurred.

The acquisition of Cursitor resulted in the formation of a new subsidiary of the Partnership, Cursitor Alliance LLC ("Cursitor Alliance"), which combined Cursitor's global asset allocation services and the Partnership's international and global equity management services. CHLP owns a 7% minority equity interest in Cursitor Alliance. Under certain circumstances, through February 28, 2006, the Partnership has an option to purchase CHLP's minority interest in Cursitor Alliance, and CHLP has an option to sell its minority interest to the Partnership for a price ("Buyout Price") in cash, Units, or a combination thereof of not less than $7.0 million or more than $52.0 million. The Buyout Price is based on the pre-tax operating earnings of Cursitor Alliance for the prior twelve month period.

The Partnership's mutual fund distribution system (the "System") includes three distribution options. The System permits the Partnership's open-end mutual funds to offer investors the option of purchasing shares (a) subject to a conventional front-end sales charge ("Class A Shares"), (b) without a front-end sales charge but subject to a contingent deferred sales charge payable by shareholders ("CDSC") and higher distribution fees payable by the funds ("Class B Shares"), or (c) without a front-end sales charge or, if the shares are held for at least one year, CDSC and with higher distribution fees payable by the funds ("Class C Shares"). During the nine months ended September 30, 1996, payments made to financial intermediaries in connection with the sale of Class B and C Shares under the System, net of CDSC received, totaled
$59.6 million.

During February 1996, the Partnership entered into a new $250 million five-year revolving credit facility with a group of banks which replaced its $100 million revolving credit facility and its $100 million commercial paper back-up revolving credit facility, as more fully described in Note 4. As of September 30, 1996, the Partnership had not issued any commercial paper under its $100 million commercial paper program and there were no borrowings outstanding under the Partnership's revolving credit facility. The revolving credit facility contains covenants which require the Partnership, among other things, to meet certain financial ratios.

Management of the Partnership believes that cash flow from operations and the issuance of debt and Units will provide the Partnership with the financial resources to take advantage of strategic growth opportunities, to finance capital requirements for mutual fund sales and to meet the Partnership's other capital requirements.


CASH DISTRIBUTIONS

The Partnership is required to distribute all of its Available Cash Flow, as defined in the Partnership Agreement, to the General Partner and Unitholders (including the holder of the Class A Limited Partnership Interest based on Units issuable upon conversion of the Class A Limited Partnership Interest). The Partnership's Available Cash Flow was as follows (in thousands, except per Unit information):

                                   Three months ended   Nine months ended
                                    9/30/96  9/30/95     9/30/96  9/30/95
--------------------------------------------------------------------------
Available Cash Flow                $46,471   $39,332    $134,471  $107,936
Available Cash Flow per Unit         $0.55     $0.48       $1.60     $1.32
--------------------------------------------------------------------------

                                     Part II

                                OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          The Alliance Capital Management L.P. Form 10-K for the year ended December 31, 1995 and Form 8-K dated October 7, 1996 contained reports with respect to the legal proceeding entitled IN RE ALLIANCE NORTH AMERICAN GOVERNMENT INCOME TRUST, INC. SECURITIES LITIGATION. The plaintiffs have filed motions requesting the Court to reconsider its decision to dismiss all counts of the complaint and for permission to file an amended complaint.


Item 2.   CHANGES IN SECURITIES

          None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

Item 5.   OTHER INFORMATION

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

               Alliance Capital Management L.P. filed a report on Form 8-K dated October 7, 1996 reporting that the United States District Court for the Southern District of New York had granted the defendants motion to dismiss all counts of the complaint in the legal proceedings referred to in Item 1 of Part II of this report on Form 10-Q.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALLIANCE CAPITAL MANAGEMENT L.P.

Dated:  November 12, 1996          By:  Alliance Capital Management
                                        Corporation, its General Partner


                                   By:  /s/ Robert H. Joseph, Jr.
                                        ------------------------------
                                        Robert H. Joseph, Jr.
                                        Senior Vice President &
                                        Chief Financial Officer