Form 10-K
period 1996-12-31
ALLIANCE CAPITAL MANAGEMENT LP
filed 1997-03-27
CIK 825313

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   FOR THE TRANSITION PERIOD FROM         TO
                        COMMISSION FILE NUMBER 1-9818

                              --------------------
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                  NAME OF EACH EXCHANGE ON
          TITLE OF CLASS                               WHICH REGISTERED
         --------------                          ------------------------
UNITS REPRESENTING ASSIGNMENTS OF BENEFICIAL      NEW YORK STOCK EXCHANGE
OWNERSHIP OF LIMITED PARTNERSHIP INTERESTS

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The aggregate market value of the Units representing assignments of beneficial ownership of limited partnership interests held by non-affiliates of the registrant as of March 1, 1997 (based on the closing price on the New York Stock Exchange on February 28, 1997) was approximately $911,130,416.00.
     The number of Units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 1, 1997 was 83,521,643 Units.
                       DOCUMENTS INCORPORATED BY REFERENCE
     Certain pages of the Alliance Capital Management L.P. 1996 Annual Report to Unitholders are incorporated by reference in Part II of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     "AXA-UAP" refers to AXA-UAP, a company organized under the laws of France.

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

     As of March 1, 1997 ECI and Equitable were the beneficial owners of 48,089,183 Units or approximately 57.86% of the issued and outstanding Units including 551,395 Units issuable upon conversion of the Class A

Limited Partnership Interest issued to ECMC in 1993 when the business and substantially all of the assets of ECMC were transferred to the Partnership.
The Class A Limited Partnership Interest is convertible into additional Units valued at up to $14.5 million under a formula based on contingent incentive fees received by the Partnership prior to April 1, 1998.

     On February 29, 1996 the Partnership acquired substantially all of the assets and assumed substantially all of the liabilities of Cursitor Holdings L.P. and acquired all of the outstanding shares of Cursitor Holdings Limited (collectively, "Cursitor") in exchange for 1,764,115 Units, $94.3 million in cash, notes in the aggregate principal amount of $21.5 million which are payable ratably over the next four years and substantial additional consideration which will be determined at a later date.

     Cursitor, an international investment management firm with offices in London, Paris and Boston, managed approximately $10.1 billion in assets for both U.S. and non-U.S. institutions, mainly pension plans on February 29, 1996. Cursitor's investment style is global asset allocation: investing client funds in stocks or bonds of the world's principal capital markets. A new subsidiary of the Partnership, Cursitor Alliance LLC ("Cursitor Alliance") was formed for purposes of the acquisition. Senior management of Cursitor acquired a minority interest in Cursitor Alliance. See "Investment Management Services - Global Asset Allocation".

     As of March 1, 1997 AXA-UAP and its subsidiaries owned 60.7% of the issued and outstanding shares of the capital stock of ECI. ECI is a public company with shares traded on the New York Stock Exchange, Inc. ("NYSE"). ECI owns all of the shares of Equitable.

     AXA-UAP, a French company, is the holding company for an international group of insurance and related financial services companies. AXA-UAP's insurance operations include activities in life insurance, property and casualty insurance and reinsurance. The insurance operations are diverse geographically with activities, principally in Western Europe, North America, and the Asia/Pacific area. AXA-UAP is also engaged in asset management, investment banking, securities trading, brokerage, real estate and other financial services activities principally in the United States, as well as in Western Europe and the Asia/Pacific area.

     Based on information provided by AXA-UAP, on March 1, 1997, 22.5% of the issued ordinary shares (representing 33.0% of the voting power) of AXA-UAP were controlled directly and indirectly by Finaxa, a French holding company. As of March 1, 1997, 61.4% of the shares (representing 72.0% of the voting power) of Finaxa were owned by four French mutual insurance companies (the "Mutuelles AXA") (one of which, AXA Assurances I.A.R.D. Mutuelle, owned 34.9% of the shares, representing 40.0% of the voting power), and 23.7% of the shares of Finaxa (representing 14.6% of the voting power) were owned by Banque Paribas, a French bank ("Paribas"). Including the ordinary shares owned by Finaxa, on March 1, 1997, the Mutuelles AXA directly or indirectly controlled 26.0% of the issued ordinary shares (representing 38.1% of the voting power) of AXA-UAP. Acting as a group, the Mutuelles AXA control AXA-UAP and Finaxa.

     In November 1996, AXA offered (the "Exchange Offer") to acquire 100% of the ordinary shares ("UAP Shares") of FF 10 each of Compagnie UAP, a societe anonyme organized under the laws of France ("UAP"), in exchange for ordinary shares ("Shares") and Certificates of Guaranteed Value ("Certificates") of AXA. Each UAP shareholder that tendered UAP Shares in the Exchange Offer received two Shares and two Certificates for every five UAP Shares so tendered. On January 24, 1997, AXA acquired 91.37% of the outstanding UAP Shares. AXA-UAP currently intends to merge (the "Merger") with UAP at some future date in 1997. It is anticipated that approximately 11,706,826 additional Shares will be issued in connection with the Merger to UAP shareholders who did not tender UAP Shares in the Exchange Offer. If the Merger had been completed at March 1, 1997, Finaxa would have beneficially owned (directly and indirectly) approximately 21.7% of the Shares (representing approximately 32.0% of the voting power), and the Mutuelles AXA would have controlled (directly or indirectly through their interest in Finaxa) 25.1% of the issued ordinary shares (representing 36.8% of the voting power) of AXA-UAP.

     On January 17, 1997, AXA announced its intention to redeem its outstanding 6% Bonds (the "Bonds"). Between February 14, 1997 and May 14, 1997, holders of the Bonds will have the option to convert each Bond into 5.15 Shares. On May 15, 1997, each Bond still outstanding will be redeemed into cash at FF 1,285 plus FF 9.29 accrued interest. Finaxa currently owns 418,118 Bonds which it intends to convert into 2,153,308 Shares. Assuming all outstanding Bonds are converted into Shares and after giving effect to the Merger as if it had been completed at March 1, 1997, Finaxa would have beneficially owned (directly and indirectly) approximately 21.4% of the Shares (representing 31.3% of the voting power), and the Mutuelles AXA would have controlled (directly or indirectly through their interest in Finaxa) 24.7% of the issued ordinary shares (representing 36.0% of the voting power) of AXA-UAP.

     The Partnership, one of the nation's largest investment advisers, provides diversified investment management services to institutional clients and high net-worth individuals and, through various investment vehicles, to individual investors.

     The Partnership's separately managed accounts consist primarily of the active management of equity and fixed income accounts for institutions and high net-worth individuals. The Partnership's institutional clients include corporate and public employee pension funds, the general and separate accounts of Equitable and its insurance company subsidiaries, endowment funds, and other domestic and foreign institutions. The Partnership's mutual funds management services, which developed as a diversification of its institutional investment management business, consist of the management, distribution and servicing of mutual funds and cash management products, including money market funds and deposit accounts.

     The following tables provide a summary of assets under management and associated revenues of the Partnership:

                             Assets Under Management
                             -----------------------
                                  (in millions)

                                                                                  December 31,
                                                    --------------------------------------------------------------------
                                                        1992           1993           1994           1995           1996
Separately Managed
  Accounts (1) . . . . . . . . . . . . . . .        $ 69,354       $ 76,615       $ 81,030       $ 97,275       $119,507
Mutual Funds Management:
  Alliance Mutual Funds. . . . . . . . . . .          15,588         22,045         20,736         23,462         28,302
  The Hudson River Trust . . . . . . . . . .           5,484          7,171          8,360         11,964         16,392
  Cash Management Services (2) . . . . . . .           7,095          8,148          9,153         13,820         18,591
                                                    --------       --------       --------       --------       --------
Total. . . . . . . . . . . . . . . . . . . .        $ 97,521       $113,979       $119,279       $146,521       $182,792
                                                    --------       --------       --------       --------       --------


                                    Revenues
                                    --------
                                 (in thousands)

                                                                            Years Ended December 31,
                                                    --------------------------------------------------------------------
                                                        1992           1993           1994           1995           1996
Separately Managed
  Accounts (1) . . . . . . . . . . . . . . .        $178,289       $190,921       $212,306       $231,924       $280,537
Mutual Funds Management:
  Alliance Mutual Funds. . . . . . . . . . .         196,964        221,005        291,975        278,328        330,356
  The Hudson River Trust (3) . . . . . . . .          13,941         18,090         22,045         29,119         42,380
  Cash Management Services (2) . . . . . . .          58,379         64,464         69,514         91,135        127,265
Other. . . . . . . . . . . . . . . . . . . .           5,698          5,037          5,112          8,749          7,979

Total. . . . . . . . . . . . . . . . . . . .        $453,271       $499,517       $600,952       $639,255       $788,517
                                                    --------       --------       --------       --------       --------


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

SEPARATELY MANAGED ACCOUNTS

     As of December 31, 1994, 1995 and 1996 separately managed accounts for institutional and high net-worth individuals (other than investment companies and deposit accounts) represented approximately 68%, 66% and 65%, respectively, of total assets under management by the Partnership. The fees earned from the management of these accounts represented approximately 35%, 36% and 36% of the Partnership's revenues for 1994, 1995 and 1996, respectively.

               Separately Managed Accounts Assets Under Management
               ---------------------------------------------------
                                  (in millions)

                                                                                  December 31,
                                                    --------------------------------------------------------------------
                                                        1992           1993           1994           1995           1996
Equity & Balanced:
  Domestic . . . . . . . . . . . . . . . . .        $ 27,066       $ 29,382       $ 30,063       $ 42,332       $ 50,835
  International & Global . . . . . . . . . .           2,313          2,913          3,828          3,854          3,533
Fixed Income:
  Domestic . . . . . . . . . . . . . . . . .          26,419         28,596         31,470         32,553         36,042
  International & Global . . . . . . . . . .           2,344          2,252          2,602          1,891          1,546
Passive:
  Domestic . . . . . . . . . . . . . . . . .           9,688         11,240          9,645         12,787         15,478
  International & Global . . . . . . . . . .           1,116          1,760          3,028          3,484          3,411
Asset Allocation:
  Domestic . . . . . . . . . . . . . . . . .             408            472            394            374            457
  International & Global . . . . . . . . . .              --             --             --             --          8,205

Total. . . . . . . . . . . . . . . . . . . .        $ 69,354       $ 76,615       $ 81,030       $ 97,275       $119,507
                                                    --------       --------       --------       --------       --------


                Revenues From Separately Managed Accounts Management
                ----------------------------------------------------
                                  (in thousands)

                                                                            Years Ended December 31,
                                                    --------------------------------------------------------------------
                                                        1992           1993           1994           1995           1996
Investment Services:
Equity & Balanced:
  Domestic . . . . . . . . . . . . . . . . .        $ 88,326       $ 95,245       $107,581       $131,792       $156,690
  International & Global . . . . . . . . . .           6,945          7,166         10,867         10,373          9,848
Fixed Income:
  Domestic . . . . . . . . . . . . . . . . .          64,277         66,131         70,217         67,102         65,449
  International & Global . . . . . . . . . .           3,902          4,895          5,180          3,784          3,901
Passive:
  Domestic . . . . . . . . . . . . . . . . .           4,342          6,220          6,016          5,919          8,015
  International & Global . . . . . . . . . .           2,292          2,790          4,052          3,870          3,612
Asset Allocation:
  Domestic . . . . . . . . . . . . . . . . .           1,102          1,274          1,064          1,010            821
  International & Global . . . . . . . . . .              --             --             --             --         24,096
                                                     171,186        183,721        204,977        223,850        272,432
Service and Other Fees . . . . . . . . . . .           7,103          7,200          7,329          8,074          8,105

Total. . . . . . . . . . . . . . . . . . . .        $178,289       $190,921       $212,306       $231,924     $  280,537
                                                    --------       --------       --------       --------       --------



INVESTMENT MANAGEMENT SERVICES

     The Partnership's separately managed accounts consist primarily of the active management of equity accounts, balanced (equity and fixed income) accounts and fixed income accounts for institutions and high net-worth individuals. The Partnership also provides active management for international (non-U.S.) and global (including U.S.) equity, balanced and fixed income portfolios, asset allocation portfolios, venture capital portfolios, investment partnership portfolios known as hedge funds and portfolios that invest in real estate investment trusts. The Partnership provides "passive" management services for equity, fixed income and international accounts. As of December 31, 1996 the Partnership's accounts were managed by 102 portfolio managers with an average of 18 years of experience in the industry and 12 years of experience with the Partnership.

     EQUITY AND BALANCED ACCOUNTS AND HEDGE FUNDS. The Partnership's equity and balanced accounts contributed approximately 20%, 22% and 21% of the Partnership's total revenues for 1994, 1995 and 1996, respectively. Assets under management relating to active equity and balanced accounts grew from approximately $30.1 billion as of December 31, 1991 to approximately $54.4 billion as of December 31, 1996.

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

     As of December 31, 1996 the Partnership managed hedge funds and separately managed accounts using similar strategies which had approximately $565 million in assets under management. The Partnership's hedge funds invest primarily in long positions in a limited number of fundamentally researched, high quality growth companies. The portfolios of the hedge funds consist of various types of securities (e.g. equities, convertible securities, warrants, options, futures and long term equity anticipation securities). The hedge funds engage in short sales in order to enhance overall performance. The hedge funds take short positions, including the purchase of put options on securities, market indices or futures. The hedge funds may employ the use of leverage through securities exposure and borrowings.

     FIXED INCOME ACCOUNTS. The Partnership's fixed income accounts contributed approximately 13%, 11% and 9% of the Partnership's total revenues for 1994, 1995 and 1996, respectively. Assets under management relating to active fixed income accounts increased from approximately $29.0 billion as of December 31, 1991 to approximately $37.6 billion as of December 31, 1996.

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

     PRIVATE INVESTING SERVICES. In 1996 the Partnership acquired a 40% interest in Albion Alliance LLC ("Albion Alliance") which is its primary vehicle for providing global investing services in respect of private and illiquid securities to institutions and high net-worth individuals.

     Alliance Corporate Finance Group Incorporated ("ACFG"), a wholly-owned subsidiary of the Partnership, was formed in 1993 when the business of ECMC was acquired to manage investments in private mezzanine financings and private investment limited partnerships. Private mezzanine financings are investments in the subordinated debt and/or preferred stock portions of leveraged transactions (such as leveraged buy-outs and leveraged recapitalizations). Such investments are usually coupled with a contingent interest component or investment in an equity participation, which provide the potential for capital appreciation. Since Albion Alliance is now the Partnership's primary vehicle for providing these types of services it is not expected that ACFG will manage any new private investments other than for Equitable and its subsidiaries.

     ACFG manages two private mezzanine investment funds designed for institutional investors, with an aggregate of approximately $449 million under management as of December 31, 1996. As of that date Equitable and its insurance company subsidiaries had investments of approximately $145 million in these funds.

     ACFG also manages two limited partnerships regulated as business development companies under the Investment Company Act of 1940 ("Investment Company Act") which invest primarily in private mezzanine financings. As of December 31, 1996 these funds had net assets of approximately $196 million.

     The Partnership manages two collateralized bond obligation funds whose pools of collateral debt securities consist primarily of privately-placed, fixed rate corporate debt securities acquired from Equitable and its affiliates. As of December 31, 1996 these funds had approximately $280 million under management. As of that date ECI and its insurance company subsidiaries had investments of approximately $247 million in these funds.

     PASSIVE MANAGEMENT. The Partnership's strategy in passive portfolio management is to provide customized portfolios to meet specialized client needs, such as a portfolio designed to replicate an index of small-capitalization stocks. In addition, the Partnership offers domestic and international indexation strategies, such as portfolios designed to match the performance characteristics of the S&P 500 and the Morgan Stanley Capital International Indices. The Partnership also offers a variety of structured fixed income portfolio applications, including immunization (designed to produce a compound rate of return over a specified time, irrespective of interest rate movements), dedication (designed to produce specific cash flows at specific times to fund known liabilities) and indexation (designed to replicate the return of a specified market index or benchmark). A subsidiary of the Partnership is the manager of four passive U.K. unit trusts which invest in small capitalization common stocks on a global basis. As of December 31, 1996 the Partnership managed approximately $18.9 billion in passive portfolios.

     GLOBAL ASSET ALLOCATION. Cursitor Alliance and its subsidiaries provide global asset allocation services to U.S. and non-U.S. institutions. Cursitor Alliance's investment performance results in 1996 were poor and Cursitor Alliance has experienced significant account terminations as a consequence thereof. As of December 31, 1996 Cursitor Alliance and its subsidiaries managed approximately $8.2 billion in global asset allocation portfolios and as of February 28, 1997 assets under management of Cursitor Alliance portfolios had decreased to less than $7 billion.

     OTHER SERVICES. Subsidiaries of the Partnership maintain offices in London, England, Paris, France, Mumbai, India, Istanbul, Turkey, Tokyo, Japan, and Singapore which provide international and global investment management, research, marketing and advisory services to institutional and other clients and in Luxembourg, Sydney, Australia, Toronto, Canada, Sao Paolo, Brazil, and Bahrain which market investment management services.

CLIENTS

     The approximately 1,550 separately managed accounts for institutions and high net-worth individuals (other than investment companies) for which the Partnership acts as investment manager include corporate employee benefit plans, public employee retirement systems, the general and separate accounts of Equitable and its insurance company subsidiaries, endowment funds, foundations, foreign governments, multi-employer pension plans and financial and other institutions. Generally, the minimum size for a new separately managed account is $10 million.

     The general and separate accounts of Equitable and its insurance company subsidiaries, which were transferred to the Partnership in 1993 in connection with the acquisition of the business and substantially all of the assets of ECMC, are the Partnership's largest institutional clients. As of December 31, 1996 these accounts, excluding investments made by these accounts in The Hudson River Trust (See "Individual Investor Services - The Hudson River Trust"), represented approximately 16% of total assets under management by the Partnership and approximately 7% of the Partnership's total revenues for 1996.

     As of December 31, 1996 corporate employee benefit plan accounts represented approximately 15.5% of total assets under management by the Partnership. Assets under management for other tax-exempt accounts, including public employee benefit funds organized by government agencies and municipalities, endowments, foundations and multi-employer employee benefit plans, represented approximately 33.8% of total assets under management as of December 31, 1996.

     The following table lists the Partnership's ten largest institutional clients, ranked in order of size of total assets under management as of December 31, 1996. Since the Partnership's fee schedules vary based on the type of account, the table does not reflect the ten largest revenue generating clients.

          Client or Sponsoring Employer           Type of Account
          -----------------------------           ---------------

          Equitable and its insurance
            company subsidiaries . . . . . . . .  Equity, Fixed Income, Passive
          North Carolina Retirement System . . .  Passive Equity, U.S. Equity,
                                                  Global Equity
          A Foreign Government Central Bank. . .  Equity, Global Equity,
                                                  Fixed Income, Global
                                                  Fixed Income
          State Board of Administration
            of Florida . . . . . . . . . . . . .  Equity, Fixed Income
          Ford Motor Company . . . . . . . . . .  Equity, Venture Capital
          Boeing Company . . . . . . . . . . . .  Equity, Balanced
          BellSouth Corporation. . . . . . . . .  Passive Equity
          New York State Common
            Retirement System. . . . . . . . . .  Equity
          New York State Teacher's
            Retirement System. . . . . . . . . .  Passive Equity, Equity
          Wyoming Retirement System. . . . . . .  Equity


     These institutional clients accounted for approximately 29% of the Partnership's total assets under management at December 31, 1996 and approximately 11% of the Partnership's total revenues for the year ended December 31, 1996 (38% and 16%, respectively, if the investments by the separate accounts of Equitable in The Hudson River Trust were included). No single institutional client other than Equitable and its insurance company subsidiaries accounted for more than approximately 1% of the Partnership's total revenues for the year ended December 31, 1996. The general and separate accounts of Equitable and its insurance company subsidiaries accounted for approximately 16% of the Partnership's total assets under management at December 31, 1996 and approximately 7% of the Partnership's total revenues for the year ended December 31, 1996 (25% and 12%, respectively, if the investments by the separate accounts of Equitable in The Hudson River Trust were included).

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

INVESTMENT MANAGEMENT AGREEMENTS AND FEES

     The Partnership's separately managed accounts are managed pursuant to a written investment management agreement between the client and the Partnership, which usually is terminable at any time or upon relatively short notice by either party. In general, the Partnership's contracts may not be assigned without the consent of the client.

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

     Management fees paid on equity and balanced accounts are generally charged in accordance with a fee schedule that ranges from 0.75% (for the first $10 million in assets) to 0.25% (for assets over $60 million) per annum of assets under management. Fees for the management of fixed income portfolios generally are charged in accordance with lower fee schedules, while fees for passive equity portfolios typically are even lower. Fees for the management of hedge funds are higher than the fees charged for equity and balanced accounts and also provide for the payment of performance fees or carried interests to the Partnership. With respect to approximately 4% of assets under management, the Partnership charges performance-based fees, which consist of a relatively low base fee plus an additional fee based on a percentage of assets if investment performance for the account exceeds certain benchmarks. No assurance can be given that such fee arrangements will not become more common in the investment management industry. Utilization of such fee arrangements by the Partnership on a broader basis could create greater fluctuations in the Partnership's revenues.

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

MARKETING

     The Partnership's institutional products are marketed by marketing specialists who solicit business for the entire range of the Partnership's institutional account management services. Marketing specialists are dedicated to corporate and insurance plans as well as public retirement systems, multi-employer pension plans and the hedge fund marketplace. The Partnership's institutional marketing structure supports its commitment to provide comprehensive and timely client service. A client service representative is assigned to each institutional account. This individual is available to meet with the client as often as necessary and attends client meetings with the portfolio manager.

MUTUAL FUNDS MANAGEMENT

     The Partnership (i) manages and sponsors a broad range of open-end and closed-end mutual funds other than The Hudson River Trust and markets wrap fee accounts ("Alliance Mutual Funds"), (ii) manages The Hudson River Trust which is the funding vehicle for variable annuity insurance and variable life insurance products offered by Equitable and its insurance company subsidiaries, and (iii) provides cash management services (money market funds and federally insured deposit accounts) that are marketed to individual investors through broker-dealers, banks, insurance companies and other financial intermediaries. The net assets comprising the Alliance Mutual Funds, The Hudson River Trust and money market funds and deposit accounts on December 31, 1996 amounted to approximately $63.3 billion. The assets of the Alliance Mutual Funds, The Hudson River Trust and the money market funds are managed by the same investment professionals who manage the Partnership's accounts of institutional and high net-worth individuals.

                                                                      Revenues From Mutual Funds Management
                                                                                 (in thousands)

                                                                            Years Ended December 31,
                                                    --------------------------------------------------------------------
                                                        1992           1993           1994           1995           1996
Alliance Mutual Funds:
Investment Services. . . . . . . . . . . . .        $100,057       $109,692       $147,496       $147,407       $175,465
Distribution Plan Fees . . . . . . . . . . .          78,455         89,253        117,509        105,405        126,930
Services and Other Fees. . . . . . . . . . .          14,149         16,901         23,491         23,779         25,607
Underwriting Commissions . . . . . . . . . .           4,303          5,159          3,479          1,737          2,354
                                                    --------       --------       --------       --------       --------
                                                     196,964        221,005        291,975        278,328        330,356
                                                    --------       --------       --------       --------       --------
The Hudson River Trust:
Investment Services (1). . . . . . . . . . .          13,814         17,148         21,655         28,680         41,696
Services and Other Fees. . . . . . . . . . .             127            942            390            366            500
Underwriting Commissions . . . . . . . . . .              --             --             --             73            184
                                                    --------       --------       --------       --------       --------
                                                      13,941         18,090         22,045         29,119         42,380
                                                    --------       --------       --------       --------       --------
Cash Management Services:
Investment Services (2). . . . . . . . . . .          36,788         40,202         42,018         56,642         74,441
Distribution Plan Fees . . . . . . . . . . .          14,530         16,007         18,104         23,328         39,481
Services and Other Fees. . . . . . . . . . .           6,721          7,890          9,383         11,165         13,343
Underwriting Commissions . . . . . . . . . .             340            365              9             --             --
                                                    --------       --------       --------       --------       --------
                                                      58,379         64,464         69,514         91,135        127,265
                                                    --------       --------       --------       --------       --------
Total. . . . . . . . . . . . . . . . . . . .        $269,284       $303,559       $383,534       $398,582       $500,001
                                                    --------       --------       --------       --------       --------
                                                    --------       --------       --------       --------       --------

(1) Net of certain fees paid to Equitable for services rendered by Equitable in marketing the variable annuity insurance and variable life products for which The Hudson River Trust is the funding vehicle.
(2) Includes fees received by the Partnership in connection with its distribution of money market deposit accounts for which no investment management services are provided.

ALLIANCE MUTUAL FUNDS

     The Partnership has been managing mutual funds since 1971. Since then, the Partnership has sponsored open-end load mutual funds, closed-end mutual funds and offshore funds. On December 31, 1996 net assets in the Alliance Mutual Funds totalled approximately $28.3 billion.

                                                     Net Assets as of
                                                    December 31, 1996
          Type of Alliance Mutual Funds               (in millions)
          -----------------------------             -----------------

          Open-End Funds:
            Equity and Balanced. . . . . . . . . .    $   9,927.1
            Taxable Fixed Income . . . . . . . . .        6,028.4
            Tax Exempt Fixed Income. . . . . . . .        2,352.8
          Closed-End Funds . . . . . . . . . . . .        4,443.4
          Offshore Funds (Open and Closed-End) . .        2,939.6
          Wrap Fee Programs. . . . . . . . . . . .        1,932.8
          Variable Product Series Funds. . . . . .          678.0

          Total. . . . . . . . . . . . . . . . . .    $  28,302.1
                                                      -----------

THE HUDSON RIVER TRUST

     The Hudson River Trust is the funding vehicle for the variable annuity and variable life insurance products offered by Equitable and its insurance company subsidiaries. On December 31, 1996 the net assets of the portfolios of The Hudson River Trust were as follows:


                                                     Net Assets as of
                                                    December 31, 1996
                                                      (in millions)
                                                    -----------------
          Common Stock Portfolio . . . . . . . . .    $   6,626.6
          Aggressive Stock Portfolio . . . . . . .        3,865.9
          Balanced Portfolio . . . . . . . . . . .        1,637.9
          Growth Investors Portfolio . . . . . . .        1,302.1
          Global Portfolio . . . . . . . . . . . .          997.3
          Money Market Portfolio . . . . . . . . .          466.6
          Equity Index Fund. . . . . . . . . . . .          386.2
          Conservative Investors Portfolio . . . .          282.5
          Growth & Income Portfolio. . . . . . . .          232.1
          High Yield Portfolio . . . . . . . . . .          199.9
          Quality Bond Portfolio . . . . . . . . .          155.0
          International Portfolio. . . . . . . . .          151.9
          Intermediate Government Portfolio. . . .           88.3

          Total. . . . . . . . . . . . . . . . . .    $  16,392.3
                                                      -----------

     DISTRIBUTION.   The Alliance Mutual Funds are distributed to individual
investors through broker-dealers, insurance sales representatives, banks and other financial intermediaries. Alliance Fund Distributors, Inc. ("AFD"), a registered broker-dealer and a wholly-owned subsidiary of the Partnership, serves as the principal underwriter and distributor of the Alliance Mutual Funds registered under the Investment Company Act of 1940 as "open-end" investment companies ("U.S. Funds") and serves as a placing or distribution agent for most of the Alliance Mutual Funds which are not registered under the Investment Company Act and which are not publicly offered to United States persons ("Offshore Funds"). There are 54 sales representatives who devote their time exclusively to promoting the sale of Alliance Mutual Fund shares by financial intermediaries.

     Many of the financial intermediaries that sell shares of Alliance Mutual Funds also offer shares of funds not managed by the Partnership and frequently offer shares of funds managed by their own affiliates.

     The Partnership maintains a mutual fund distribution system (the "System") which permits open-end Alliance Mutual Funds to offer investors the option of purchasing shares (a) subject to a conventional front-end sales charge ("Class A Shares"), (b) without a front-end sales charge but subject to a contingent deferred sales charge payable by shareholders ("CDSC") and higher distribution fees and transfer agent costs payable by the Alliance Mutual Funds ("Class B Shares"), (c) without a front-end sales charge and, if the shares are held for at least one year, CDSC but with higher distribution fees payable by the Alliance Mutual Funds ("Class C Shares"), or (d) without a front-end sales charge, CDSC or ongoing distribution fees payable by the Alliance Mutual Funds ("Advisor Class Shares"). If a shareholder purchases Class A Shares, AFD compensates the financial intermediary distributing the Alliance Mutual Fund from the front-end sales charge paid by the shareholder at the time of each sale. If a shareholder purchases Class B Shares or Class C Shares, AFD does not collect a front-end sales charge even though AFD is obligated to compensate the financial intermediary at the time of each sale. Payments made to financial intermediaries during 1996 in connection with the sale of Class B Shares and Class C Shares under the System, net of CDSC received, totalled approximately $78.7 million. Management of the Partnership believes AFD will recover the payments made to financial intermediaries from the higher distribution fees and CDSC it receives in respect of the Class B Shares and the Class C Shares over periods not exceeding 5 1/2 years and one year, respectively. If a shareholder purchases Advisor Class Shares AFD does not collect a front-end sales charge or CDSC and the financial intermediary does not receive compensation from AFD.

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

     During 1996 the ten financial intermediaries responsible for the largest volume of sales of Alliance Mutual Funds were responsible for 69% of the total sales of Alliance Mutual Funds. Equico Securities, Inc. ("Equico"), a wholly-owned subsidiary of Equitable that utilizes members of Equitable's insurance agency sales force as its registered representatives, has entered into a selected dealer agreement with AFD and since 1986 has been responsible for a significant portion of total open-end Alliance Mutual Fund sales (15% in 1996). Equico is under no obligation to sell a specific amount of fund shares and also sells shares of mutual funds sponsored by organizations unaffiliated with Equitable.

     Subsidiaries of Merrill Lynch & Co., Inc. (collectively "Merrill Lynch") were responsible for approximately 30%, 19% and 17% of Alliance Mutual Fund sales in 1994, 1995 and 1996, respectively. Smith Barney Inc. ("Smith Barney") was responsible for approximately 10% of Alliance Mutual Fund sales in 1995 and 1996. Neither Merrill Lynch nor Smith Barney is under any obligation to sell a specific amount of Alliance Mutual Fund shares and each also sells shares of mutual funds that it sponsors and which are sponsored by unaffiliated organizations.

     No dealer or agent other than Equico, Merrill Lynch and Smith Barney has in any year since 1990 accounted for more than 10% of the sales of open-end Alliance Mutual Funds.

     Based on market data reported by the Investment Company Institute (January
1997), the Partnership's market share in the U.S. mutual fund industry is 1.12% of total industry assets and the Partnership accounted for .67% of total open-end and closed-end fund sales force-derived industry sales in the U.S. during 1996. While the performance of the Alliance Mutual Funds is a factor in the sale of their shares, there are other factors contributing to success in the mutual fund management business that are not as important in the institutional account management business. These factors include the level and quality of shareholder services (see "Shareholder and Administration Services" below) and the amounts and types of distribution assistance and administrative services payments. The Partnership believes that its compensation programs with financial intermediaries are competitive with others in the industry.

     Under current interpretations of the Glass-Steagall Act and other laws and regulations governing depository institutions, banks and certain of their affiliates generally are permitted to act as agent for their customers in connection with the purchase of mutual fund shares and to receive as compensation a portion of the sales charges paid with respect to such purchases. During 1996 banks and their affiliates accounted for approximately 6% of the sales of shares of open-end Alliance Mutual Funds.

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

     Under each investment management agreement with a U.S. Fund, the Partnership provides the U.S. Fund with investment management services, office space and order placement facilities and pays all compensation of directors or trustees and officers of the U.S. Fund who are affiliated persons of the Partnership. Each U.S. Fund pays all of its other expenses. If the expenses of a U.S. Fund exceed an expense limit established under the securities laws of any state in which shares of that U.S. Fund are qualified for sale or as prescribed in the U.S. Fund's investment management agreement, the Partnership absorbs such excess through a reduction in the advisory fee. Currently, the Partnership believes that California and South Dakota are the only states to impose such a limit. The expense ratios for the U.S. Funds during their most recent fiscal year ranged from .97% to 5.88%. In connection with newly organized U.S. Funds, the Partnership may also agree to reduce its fee or bear certain expenses to limit a fund's expenses during an initial period of operations. The Partnership does not expect, however, that state expense or voluntary limits, at current fee and expense levels, will have a significant effect on the results of its operations.

CASH MANAGEMENT SERVICES

     The Partnership provides cash management services to individual investors through a product line comprising eighteen money market fund portfolios and five types of brokered money market deposit accounts. Net assets in these products as of December 31, 1996 totalled approximately $18.6 billion.

                                                               Net Assets as of
                                                               December 31, 1996
                                                                 (in millions)
                                                              -----------------

     Money Market Funds:
          Alliance Capital Reserves (two portfolios) . . . .      $ 6,536.1
          Alliance Government Reserves (two portfolios). . .        4,443.0
          Alliance Municipal Trust (seven portfolios). . . .        2,382.0
          Alliance Money Market Fund (three portfolios). . .        2,959.5
          ACM Institutional Reserves (four portfolios) . . .        1,426.1

     Money Market Deposit Accounts (five products) . . . . .          843.9
                                                                  ---------

     Total . . . . . . . . . . . . . . . . . . . . . . . . .      $18,590.6
                                                                  ---------

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

     Under its investment management agreement with each money market fund, the Partnership is paid an investment management fee equal to 0.50% per annum of the fund's average net assets except for ACM Institutional Reserves which pays a fee between 0.20% and 0.45% of its average net assets. In the case of Alliance Capital Reserves and Alliance Government Reserves, the fee is payable at lesser rates with respect to average net assets in excess of $1.25 billion. For distribution and account maintenance services rendered in connection with the sale of money market deposit accounts, the Partnership receives fees from the
participating banks that are based on outstanding account balances.   Because
the money market deposit account programs involve no investment management functions to be performed by the Partnership, the Partnership's costs of maintaining the account programs are less, on a relative basis, than its costs of managing the money market funds.

     On December 31, 1996 more than 98% of the assets invested in the Partnership's cash management programs were attributable to regional broker-dealers and other financial intermediaries, with the remainder coming directly from the public. On December 31, 1996 more than 500 financial intermediaries offered the Partnership's cash management services. The Partnership's money market fund market share (not including deposit products), as computed based on market data reported by the Investment Company Institute (December 1996), has increased from 1.10% of total money market fund industry assets at the end of 1991 to 1.99% at December 31, 1996.

     The Partnership makes payments to financial intermediaries for distribution assistance and shareholder servicing and administration. The Partnership's money market funds pay fees to the Partnership at annual rates of up to 0.25% of average daily net assets pursuant to "Rule 12b-1" distribution plans except for Alliance Money Market Fund which pays a fee of up to 0.45% of its average daily net assets. Such payments are supplemented by the Partnership in making payments to financial intermediaries under the distribution assistance and shareholder servicing and administration program. During 1996 such supplemental payments totalled $44.4 million ($35.6 million in 1995). There are 7 employees of the Partnership who devote their time exclusively to marketing the Partnership's cash management services.

     A principal risk to the Partnership's cash management services business is the acquisition of its participating financial intermediaries by companies that are competitors or that plan to enter the cash management services business. As of December 31, 1996 the five largest participating financial intermediaries were responsible for assets aggregating approximately $9.4 billion, or 50.4% of the cash management services total. Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ Securities Corporation"), a subsidiary of ECI, was one of these intermediaries and was responsible for assets aggregating approximately $1.5 billion or 8.1% of the cash management services total.

     Many of the financial intermediaries whose customers utilize the Partnership's cash management services are broker-dealers whose customer accounts are carried, and whose securities transactions are cleared and settled, by the Pershing Division ("Pershing") of DLJ Securities Corporation. Pursuant to an agreement between Pershing and the Partnership, Pershing recommends to certain of its correspondent firms the use of the Partnership's money market funds and other cash management products. In return, Pershing is paid a portion of the revenues derived by the Partnership from sales through such Pershing correspondents. During 1996 these payments to Pershing amounted to approximately $5.6 million. As of December 31, 1996 DLJ Securities Corporation and these Pershing correspondents were responsible for approximately 49% of the Partnership's total cash management assets. Pershing may terminate its agreement with the Partnership on 180 days' notice. If the agreement were terminated, Pershing would be under no obligation to recommend or in any way assist in the sale of the Partnership's cash management products and would be free to recommend or assist in the sale of competitive products.

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

SHAREHOLDER AND ADMINISTRATION SERVICES

     Alliance Fund Services, Inc. ("AFS"), a wholly-owned subsidiary of the Partnership, provides registrar, dividend disbursing and transfer-agency related services for each U.S. Fund and provides servicing for each U.S. Fund's shareholder accounts. As of December 31, 1996 AFS employed 243 people. AFS operates out of offices in Secaucus, New Jersey. Under each servicing agreement AFS receives a monthly fee. Each servicing agreement must be approved annually by the relevant U.S. Fund's board of directors or trustees, including a majority of the disinterested directors or trustees, and may be terminated by either party without penalty upon 60 days' notice.

     Most U.S. Funds and closed-end funds for which the Partnership acts as investment manager utilize Partnership personnel to perform legal, clerical and accounting services not required to be provided by the Partnership. Payments by a U.S. Fund for these services must be specifically approved in advance by the U.S. Fund's board of directors or trustees. Currently, the Partnership and AFS are accruing revenues for providing clerical and accounting services to the U.S. Funds and these closed-end funds at the rate of approximately $8.3 million per year.

     ACM Fund Services S.A. ("ACMFS"), a wholly-owned subsidiary of the Partnership, is the registrar and transfer agent of substantially all of the Offshore Funds. As of December 31, 1996 ACMFS employed 8 people. ACMFS operates out of offices in Luxembourg and receives a monthly fee for its registrar and transfer agency services. Each agreement between ACMFS and an Offshore Fund may be terminated by either party upon 60 days' notice.

     The Partnership expects to continue to devote substantial resources to shareholder servicing because of its importance in competing for assets invested in mutual funds and cash management services.

COMPETITION

     The financial services industry is highly competitive and new entrants are continually attracted to it. No one or small number of competitors is dominant in the industry. The Partnership is subject to substantial competition in all aspects of its business. Pension fund, institutional and corporate assets are managed by investment management firms, broker-dealers, banks and insurance companies. Many of these financial institutions have substantially greater resources than the Partnership. The Partnership competes with other providers of institutional investment products and services primarily on the basis of the range of investment products offered, the investment performance of such products and the services provided to clients. Based on an annual survey conducted by PENSIONS & INVESTMENTS, as of May, 1996 the Partnership was ranked 11th out of 250 managers based on tax-exempt assets under management, 5th out of the 25 largest managers of international index assets, 8th out of the 25 largest managers of domestic equity index funds and 13th out of the 25 largest domestic bond index managers.

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

REGULATION

     The Partnership, Albion Alliance, ACFG and Alliance are investment advisers registered under the Investment Advisers Act of 1940. Each U.S. Fund is registered with the Securities and Exchange Commission ("SEC") under the Investment Company Act and the shares of most U.S. Funds are qualified for sale in all states in the United States and the District of Columbia, except for U.S. Funds offered only to residents of a particular state. AFS is registered with the SEC as a transfer agent and

AFD is registered with the SEC as a broker-dealer. AFD is subject to minimum net capital requirements ($3.6 million at December 31, 1996) imposed by the SEC on registered broker-dealers and had aggregate regulatory net capital of $10.5 million at December 31, 1996.

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

Employees

     As of December 31, 1996 the Partnership and its subsidiaries employed 1,495 employees, including 194 investment professionals, of whom

102 are portfolio managers, 83 are research analysts, and 9 are order placement specialists. The average period of employment of these professionals with the Partnership is approximately 9 years and their average investment experience is approximately 15 years. The Partnership considers its employee relations to be good.

Service Marks

     The Partnership has registered a number of service marks with the U.S. Patent and Trademark Office, including an "A" design logo and the combination of such logo and the words "Alliance" and "Alliance Capital". Each of these service marks was registered in 1986.


ITEM 2.   PROPERTIES

     The Partnership's principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease which extends until 2016. The Partnership currently occupies approximately 290,000 square feet at this location. The Partnership also occupies approximately 79,700 square feet at 135 West 50th Street, New York, New York under leases expiring in 1998 and 1999. The Partnership also occupies approximately 22,800 square feet at 709 Westchester Avenue, White Plains, New York under leases expiring in 1999 and 2000, respectively. The Partnership and its subsidiaries, AFD and AFS, occupy approximately 114,000 square feet of space in Secaucus, New Jersey pursuant to a lease which extends until 2016. The Partnership leases substantially all of the furniture and office equipment at the New York City and New Jersey offices.

     The Partnership also leases space in San Francisco, California, Chicago, Illinois, Greenwich, Connecticut, Minneapolis, Minnesota, and Beechwood, Ohio, and its subsidiaries lease space in Boston, Massachusetts, London, England, Paris, France, Tokyo, Japan, Sydney, Australia, Toronto, Canada, Luxembourg, Singapore, Bahrain, Mumbai, India, Sao Paolo, Brazil, and Istanbul, Turkey.


ITEM 3.   LEGAL PROCEEDINGS

     On July 25, 1995 a Consolidated and Supplemental Class Action Complaint ("Complaint") entitled IN RE ALLIANCE NORTH AMERICAN GOVERNMENT INCOME TRUST, INC. SECURITIES LITIGATION was filed in the United States District Court for the Southern District of New York against the Alliance North American Government Income Trust, Inc. ("Fund"), the Partnership, Alliance, AFD, ECI, certain officers of the Fund, certain directors of the Fund, certain officers and certain directors of Alliance alleging violations of federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. The Complaint sought certification of a plaintiff class of all persons who purchased or owned Class A, B or C shares of the Fund from March 27, 1992 through December 23, 1994. While the Complaint sought an unspecified amount of damages, costs, attorneys' fees and punitive damages, it contains an allegation that the Fund's losses exceeded $750 million.

     The principal allegations of the Complaint are that the Fund purchased debt securities issued by the Mexican and Argentine governments in amounts that were not permitted by the Fund's investment policies and objective, and that there was no shareholder vote to change the investment objective to permit purchases in such amounts. The Complaint further alleges that the decline in the value of the Mexican and Argentine securities held by the Fund caused the Fund's net asset value to decline to the detriment of the Fund's shareholders. On September 26, 1996, the Court granted the defendants' motion to dismiss all counts of the Complaint. On October 11, 1996, plaintiffs filed a motion for reconsideration of the Court's decision granting defendants' motion to dismiss the Complaint. On November 25, 1996, the Court denied plaintiffs' motion for reconsideration.

     On October 29, 1996, plaintiffs filed a motion for leave to file an amended complaint. The principal allegations of the proposed amended complaint are that the Fund did not properly disclose the risks of its investments in mortgage-backed derivative securities and that two advertisements used by the Fund misrepresented the risks of the Fund. Plaintiffs also reiterated their allegations that the Fund failed to hedge against the risks of investing in Mexican and Argentine securities. The defendants have filed papers in opposition to plaintiffs' motion for leave to file the proposed amended complaint, and that motion is currently pending with the Court.

     The Partnership believes that the allegations in the Complaint and the proposed amended Complaint are without merit and intends to vigorously defend against these claims. While the ultimate outcome of this matter cannot be determined at this time, management of the Partnership does not expect that it will have a material adverse effect on the Partnership's results of operations or financial condition.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS




     No matter was submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

MARKET FOR THE UNITS

     The Units are traded on the New York Stock Exchange ("NYSE"). The high and low sales prices on the NYSE during each quarter of the Partnership's two most recent fiscal years were as follows:


     1995                               High                Low
     ----                               ----                ---

     First Quarter                      19 1/8              15 3/8
     Second Quarter                     20 1/8              17 1/8
     Third Quarter                      20 1/2              17 1/2
     Fourth Quarter                     23 1/4              19 1/4


     1996                               High                Low
     ----                               ----                ---

     First Quarter                      25 3/4              21 3/8
     Second Quarter                     25 3/8              23
     Third Quarter                      26 1/8              22 7/8
     Fourth Quarter                     29 1/4              25


     On February 28, 1997 the closing price of the Units on the NYSE was $28.00. As of February 28, 1997 there were approximately 1,680 Unitholders of record.

CASH DISTRIBUTIONS

     The Partnership distributes on a quarterly basis all of its Available Cash Flow (as defined in the Partnership Agreement). During its two most recent fiscal years the Partnership made the following distributions of Available Cash
Flow:

            Quarter During 1995
           With Respect to Which
          a Cash Distribution Was         Amount of
          Paid from Available Cash    Cash Distribution
            Flow for that Quarter         Per Unit            Payment Date
          ------------------------    -----------------       ------------

          First Quarter                    $  0.41            May 22, 1995
          Second Quarter                      0.43            August 10, 1995
          Third Quarter                       0.48            November 13, 1995
          Fourth Quarter                      0.50            February 23, 1996
                                           -------
                                           $  1.82
                                           -------

             Quarter During 1996
            With Respect to Which
           a Cash Distribution Was        Amount of
          Paid from Available Cash    Cash Distribution
            Flow for that Quarter         Per Unit            Payment Date
          ------------------------    -----------------       ------------

          First Quarter                    $  0.52            May 28, 1996
          Second Quarter                      0.53            August 22, 1996
          Third Quarter                       0.55            November 18, 1996
          Fourth Quarter                      0.59            March 4, 1997
                                           -------
                                           $  2.19
                                           -------

ITEM 6.   SELECTED FINANCIAL DATA

     The Selected Consolidated Financial Data which appears on page 43 of the Alliance Capital Management L.P. 1996 Annual Report to Unitholders is incorporated by reference in this Annual Report on Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 44 through 52 of the Alliance Capital Management L.P. 1996 Annual Report to Unitholders is incorporated by reference in this Annual Report on Form 10-K.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Alliance Capital Management L.P. and subsidiaries and the report thereon by KPMG Peat Marwick LLP which appear on pages 53 through 69 of the Alliance Capital Management L.P. 1996 Annual Report to Unitholders are incorporated by reference in this Annual Report on Form 10-K.

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

     The General Partner does not receive any compensation from the Partnership for services rendered to the Partnership as General Partner. The General Partner holds a 1% general partnership interest in the Partnership. As of March 1, 1997 Equitable, ACMC and ECMC, affiliates of the General Partner, held 48,089,183 Units (including 551,395 Units issuable upon conversion of the Class A Limited Partnership Interest).

     The General Partner is reimbursed by the Partnership for all expenses incurred by it in carrying out its activities as General Partner, including compensation paid by the General Partner to its directors and officers (to the extent such persons are not compensated directly as employees of the Partnership) and the cost of directors and officers liability insurance obtained by the General Partner. The General Partner was not reimbursed for any such expenses in 1996 except for directors' fees and directors and officers liability insurance.

DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

     The directors and executive officers of the General Partner are as follows:

        Name                          Age    Position
        ----                          ---    --------

        Dave H. Williams              64     Chairman of the Board,Chief
                                               Executive Officer and Director
        Luis Javier Bastida           51     Director
        Claude Bebear                 61     Director
        James M. Benson               50     Director
        Bruce W. Calvert              50     Director, Vice Chairman and
                                               Chief Investment Officer
        John D. Carifa                52     Director, President and
                                               Chief Operating Officer

        Henri de Castries             42     Director
        Kevin C. Dolan                43     Director
        Denis Duverne                 44     Director
        Alfred Harrison               59     Director and Vice Chairman
        Jean-Pierre Hellebuyck        49     Director
        Benjamin D. Holloway          72     Director
        Joseph J. Melone              65     Director
        Peter D. Noris                41     Director
        Frank Savage                  58     Director
        Jerry M. de St. Paer          55     Director
        Madelon DeVoe Talley          65     Director
        Reba W. Williams              60     Director
        Robert B. Zoellick            43     Director
        David R. Brewer, Jr.          51     Senior Vice President and General
                                               Counsel
        Robert H. Joseph, Jr.         49     Senior Vice President and
                                               Chief Financial Officer

     Mr. Williams joined Alliance in 1977 and has been the Chairman of the Board and Chief Executive Officer since that time. He was elected a Director of Equitable on March 21, 1991 and was elected to the ECI Board of Directors in May of 1992. He is also a Senior Executive Vice President of AXA-UAP. AXA-UAP, ECI and Equitable are parents of the Partnership. Mr. Williams is the husband of Mrs. Reba W. Williams, a Director of Alliance.

     Mr. Bastida was elected a Director of Alliance in February 1995. He is Chief Financial Officer and a member of the Executive Committee of Banco Bilbao Vizcaya, S.A., ("BBV"). Mr. Bastida has been with BBV since 1976. He is also a director of several subsidiaries of BBV.

     Mr. Bebear was elected a Director of Alliance in February 1996. In January 1997, Mr. Bebear was appointed Chairman of the Executive Board of AXA-UAP.
Prior thereto, he was Chairman and Chief Executive Officer of AXA since February, 1989 and Chief Executive Officer of the AXA Group since 1974. Mr. Bebear serves as Chairman or Director of numerous subsidiaries and affiliated companies of the AXA Group. He is also a Director of Equitable Real Estate Investment Management, Inc. ("Equitable Real Estate"), Saint-Gobain, Havas S.A., Schneider S.A., L.V.M.H. and serves as a member of the Supervisory Board of Compagnie Financiere de Paribas. Mr. Bebear has been a Director of ECI since May 1992 and a Director of Equitable since July 1991. He was elected non-executive Chairman of ECI on February 14, 1996. AXA-UAP, Equitable and ECI are parents of the Partnership.

     Mr. Benson was elected a Director of Alliance in October 1993. He was elected Chief Executive Officer of Equitable and Chief Operating Officer of ECI on February 14, 1996. He is Senior Executive Vice President of ECI and has been President of Equitable since February 1994. In January 1997, Mr. Benson was elected Senior Executive Vice President of AXA-UAP. Mr. Benson was Chief Operating Officer of Equitable from February 1994 until February 14, 1996. He was a Senior Executive Vice President of Equitable from April 1993 until February 1994. From January 1984 to April of 1993 he was President of the New York office of Management Compensation Group. Mr. Benson is also a Director of ECI and Equitable. AXA-UAP, ECI and Equitable are parents of the Partnership.

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

     Mr. de Castries was elected a Director of Alliance in October 1993. He has been Senior Executive Vice President Financial Services and Life Insurance Activities of AXA-UAP since 1996. Prior thereto he was Executive Vice President Financial Services and Life Insurance Activities of AXA from 1993 to 1996, General Secretary of AXA from 1991 to 1993 and Central Director of Finances from 1989 to 1991. Mr. de Castries is also a Director or Officer of various subsidiaries and affiliates of the AXA Group and a Director of ECI, Equitable, Donaldson Lufkin & Jenrette, Inc. ("DLJ") and Equitable Real Estate. Mr. de Castries was elected non-executive Vice Chairman of ECI on February 14, 1996. AXA-UAP, ECI and Equitable are parents of the Partnership. DLJ and Equitable Real Estate are subsidiaries of ECI.

     Mr. Dolan was elected a Director of Alliance in May 1995. He is Chief Executive Officer of AXA Asset Management (France), a subsidiary of AXA-UAP. Mr. Dolan has been with AXA-UAP since 1993. From 1983 to 1993 Mr. Dolan was Deputy General Manager of BFCE. AXA-UAP is a parent of the Partnership.

     Mr. Duverne was elected a Director of Alliance in February 1996. He has been Senior Vice President - International Life of AXA-UAP since 1995. Prior to that Mr. Duverne was a member of the Executive Committee in charge of Operations of Banque Colbert from 1992 to 1995. Mr. Duverne was Secretary General of Compagnie Financiere IBI from 1991 to 1992. Mr. Duverne worked for the French Ministry of Finance serving as Deputy Assistant Secretary for Tax Policy from 1988 to 1991 and director of the Corporate Taxes Department from 1986 to 1988. He is also a Director of various subsidiaries of the AXA Group. Mr. Duverne is also a Director of DLJ and Equitable Real Estate. AXA-UAP is a parent of the Partnership. DLJ and Equitable Real Estate are subsidiaries of ECI.

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

     Mr. Hellebuyck was elected a Director of Alliance in October 1992. He is the Chairman of AXA Asset Management (Europe). Mr. Hellebuyck is also a Director of various subsidiaries of AXA-UAP and Societe Des Bourses Francaises. AXA-UAP is a parent of the Partnership.

     Mr. Holloway was elected a Director of Alliance in November 1987. He is a consultant to The Continental Companies. From September 1988 until his retirement in March 1990, Mr. Holloway was a Vice Chairman of Equitable. He served as an Executive Vice President of Equitable from 1979 until 1988. Prior to his retirement he served as a Director and Officer of various Equitable subsidiaries and Mr. Holloway was also a Director of DLJ until March 1990. Mr. Holloway was a Director of Rockefeller Center Properties, Inc. and is a Director of The Duke University Management Corporation, Chairman of The Touro National Heritage Trust, a Regent of the Cathedral of St. John the Divine and a Trustee of Duke University (Emeritus) and the American Academy in Rome (Emeritus).

     Mr. Melone was elected a Director of Alliance in January 1991. Mr. Melone was elected Chief Executive Officer of ECI on February 14, 1996. He is a Director and President of ECI and has been Chairman of Equitable since February 1994. He was President and Chief Executive Officer of Equitable from November 1990 until February 1994. Mr. Melone was formerly Chief Operating Officer of ECI and Chief Executive Officer of Equitable. From 1984 to 1990, he was President of The Prudential Insurance Company of America. He is also a Director of DLJ, AXA Equity & Law Life Assurance Society plc, Equitable Real Estate, AT&T Capital Corporation and Foster Wheeler Corporation. AXA-UAP, ECI and Equitable are parents of the Partnership.

     Mr. Noris was elected a Director of Alliance in July 1995. Since 1995 Mr. Noris has been Executive Vice President and Chief Investment Officer of ECI. Since 1995 Mr. Noris has been the Executive Vice President and Chief Investment Officer of Equitable. Prior to that he was Vice President - Investment Strategy for Salomon Brothers from 1992 to 1995. From 1984 to 1992 Mr. Noris was a Principal in the Fixed Income and Equity Divisions of Morgan Stanley Group Inc. Mr. Noris is also a Director of Equitable Real Estate. ECI and Equitable are parents of the Partnership.

     Mr. Savage was elected a Director of Alliance in May 1993. He has been Chairman of Alliance Capital Management International, a division of the Partnership, since May 1994. Mr. Savage is a Director of ACFG, a subsidiary of the Partnership, and was Chairman of ACFG from July 1993 to August 1996. Prior to this, he was with ECMC, serving as Vice Chairman from June 1986 to April 1992, and Chairman from April 1992 to July 1993. In addition, Mr. Savage is a

Director of Lockheed Martin Corporation, ARCO Chemical Company and Qualcomm Incorporated.

     Mr. de St. Paer was elected a Director of Alliance in June 1994. He has been Senior Executive Vice President and Chief Financial Officer of ECI since May 1996 and prior thereto was Executive Vice President and Chief Financial Officer of Equitable since May 1992. Mr. de St. Paer has also served Equitable as Senior Vice President and Treasurer from June to December 1990 and Vice President from March 1988 to June 1990. In addition, he is a Director of Equitable Real Estate, DLJ, National Mutual Asia Limited, Nicos Seimei Hoken and Economic Sciences Corporation, and a member of the Advisory Boards of Directors of Peter Wodtke (UK) and (US). ECI and Equitable are parents of the Partnership.

     Ms. Talley was elected a Director of Alliance in October 1993. She was with Melhado Flynn from January 1987 to December 1989. Ms. Talley, a former Governor of the National Association of Securities Dealers (1993-1996), is currently a Commissioner of the Port Authority of New York State and New Jersey. She is also a Vice Chairman of the Board of W.P. Carey & Co. as well as a trustee of Smith Barney's TRAK and Equity & Income Funds. In addition she serves as Director of Corporate Property Associates, Series 10-1 W.P. Carey Real Estate Limited Partnerships, Schroeders Asian Growth Fund, the New York State Common Retirement Fund and Global Asset Management Funds, Inc.

     Mrs. Williams was elected a Director of Alliance in October 1993. She is currently the Director of Special Projects of the Partnership. She serves on the Boards of Directors of the India Liberalisation Fund, The Spain Fund, The Austria Fund, The Southern Africa Fund and The Turkish Growth Fund. Mrs. Williams, who has worked at McKinsey and Company, Inc. and as a securities analyst at Mitchell, Hutchins, Inc., has a Masters in Business Administration and a Ph.D. in Art History. Mrs. Williams is the wife of Mr. Dave H. Williams, Chairman of the Board, Chief Executive Officer and a Director of Alliance.

     Mr. Zoellick was elected a Director of Alliance in February 1997. He is currently an Executive Vice President of Federal National Mortgage Association and is its principal legal officer and the executive in charge of affordable housing programs. Before joining Fannie Mae, he was Deputy Chief of Staff of the White House and Assistant to the President from 1992 to 1993. From 1989 to 1992, Mr. Zoellick was the Counselor of the State Department and later also Under Secretary of State for Economics. He served as the lead U.S. official in the process of German unification and was also the President's personal representative for the 1991 and 1992 G-7 Economic Summits. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of posts, including Counselor to Secretary James A. Baker III. He serves on the boards of Jones Intercable, Said Holdings, the German Marshall Fund, the European Institute, the National Bureau of Asian Research, the Overseas Development Council, and the Congressional Institute. Mr. Zoellick also serves on the boards of directors of several non-profit entities including the Council on Foreign Relations of the American Institute for contemporary German Studies.

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

     The General Partner has an Audit Committee composed of its independent directors Mr. Holloway and Ms. Talley. The Audit Committee reports to the Board of Directors with respect to the selection and terms of engagement of the Partnership's independent auditors and reviews various matters relating to the Partnership's accounting and auditing policies and procedures. The Audit Committee held four meetings in 1996.

     The General Partner has a Board Compensation Committee composed of Messrs. Williams, Holloway and Melone. The Board Compensation Committee is responsible for compensation and compensation related matters, including, but not limited to, responsibility and authority for determining bonuses, contributions and awards under most employee incentive plans or arrangements, amending or terminating such plans or arrangements or any welfare benefit plan or arrangement or adopting any new incentive, fringe benefit or welfare benefit plan or arrangement. The Option Committee, consisting of Mr. Holloway and Ms. Talley, is responsible for granting options under the Partnership's Unit Option Plan and 1993 Unit Option Plan. The Unit Option and Unit Bonus Committee, consisting of Messrs. Holloway and Melone, is responsible for granting awards under the Partnership's Unit Bonus Plan. The Board Compensation Committee, Option Committee and Unit Option and Unit Bonus Committee consult with a Management Compensation Committee consisting of Messrs. Williams, Calvert, Carifa and Harrison with respect to matters within their authority. The Century Club Plan Committee, consisting of Messrs. Carifa and Michael J. Laughlin, Executive Vice President of the General Partner and Chairman of the Board of

AFD, is responsible for granting awards under the Partnership's Century Club
Plan.

     The General Partner pays directors who are not employees of the Partnership, Equitable or any affiliate of Equitable an annual retainer of $18,000 plus $1,000 per meeting attended of the Board of Directors and $500 per meeting of a committee of the Board of Directors not held in conjunction with a
Board of Directors meeting.   The Partnership reimburses Messrs. Bastida,
Bebear, de Castries, Dolan, Duverne, Hellebuyck, Holloway and Zoellick and Ms. Talley for certain expenses incurred in attending Board of Directors' meetings. Other directors are not entitled to any additional compensation from the General Partner for their services as directors. The Board of Directors meets quarterly.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the General Partner's directors and executive officers, and persons who own more than 10% of the Units, to file with the SEC and NYSE initial reports of ownership and reports of changes in ownership of Units. To the best of the Partnership's knowledge, during the year ended December 31, 1996 all Section 16(a) filing requirements applicable to its executive officers, directors and 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     The following Summary Compensation Table sets forth all plan and non-plan compensation awarded to, earned by or paid to the Chairman of the Board and each of the four most highly compensated executive officers of the General Partner at the end of 1996 ("Named Executive Officers"):

                                                                                         Long Term Compensation
                                                                                      ----------------------------
                                                Annual Compensation                   Awards               Payouts
                                   -------------------------------------------        ----------------------------
(a)                                (b)      (c)        (d)             (e)            (f)        (g)           (h)          (i)
                                                                       Other
Name                                                                   Annual         Restricted                          All Other
and                                                                    Compen-        Stock                   LTIP        Compen-
Principal                                                              sation         Award(s)   Options/     Payouts     sation
Position                           Year     Salary($)   Bonus($)       ($)(1)         ($)        (#Units)     ($)(2)      ($)(3)
--------                           ----     ---------   --------       ------         ---        --------     ---         ---------
Dave H. Williams                   1996     $263,443   $4,000,000      $  ----           $-            0       $    0     $267,568
Chairman & Chief                   1995      225,000    1,000,000       62,595            0            0            0      213,689
 Executive Officer                 1994      225,000    1,500,000      170,352            0            0            0       68,322

John D. Carifa                     1996      238,461    3,000,000       54,752            0            0            0      426,398
President & Chief                  1995      200,000    1,000,000       74,822            0      175,000            0      135,191
 Operating Office                  1994      200,000    1,500,000       75,927            0      200,000       76,250    4,043,576

Bruce W. Calvert                   1996      238,461    3,000,000         ----            0            0            0      425,101
Vice Chairman &                    1995      200,000    1,000,000         ----            0      150,000            0      138,048
 Chief Investment Officer          1994      200,000    1,500,000         ----            0      200,000       76,149    4,038,491

Robert H. Joseph, Jr.              1996      157,692      385,000         ----            0       10,000            0       61,434
Senior Vice President              1995      150,000      312,500         ----            0       30,000            0       24,066
 & Chief Financial Officer         1994      147,461      290,000      682,195            0       20,000            0       23,685

David R. Brewer, Jr.               1996      146,538      395,750         ----            0       10,000            0       62,108
Senior Vice President              1995      132,692      272,250      136,788            0       20,000            0       22,496
 & General Counsel                 1994      125,000      249,250         ----            0       10,000            0       20,316


(1) Perquisites and personal benefits are not included in column (e) if the aggregate amount did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported in columns (c) and (d). Column (e) for 1996 includes for Mr. Carifa, among other perquisites and personal benefits, $26,775 representing interest rate subsidies equal to 3% per annum of the outstanding balances of personal loans obtained by Mr. Carifa from commercial banks the proceeds of which were used to pay withholding tax liabilities related to the vesting of Units acquired in 1988 and $7,500, for personal tax services.

     Column (e) for 1995 includes for (i) Mr. Carifa, among other perquisites and personal benefits, $22,319 representing interest rate subsidies equal to 3% per annum of the outstanding balances of personal loans obtained by Mr. Carifa from commercial banks the proceeds of which were used to pay witholding tax liabilities related to the vesting of Units acquired in 1988, (ii) Messrs. Williams and Carifa, among other perquisites and personal benefits, $50,100 and $33,400, respectively, for personal tax services, and (iii) Mr. Brewer, among other perquisites and personal benefits, $129,562 representing the dollar value of the difference between the exercise price and the fair market value of Units acquired as a result of the exercise of options granted under the Partnership's Unit Option Plan.

     Column (e) for 1994 includes for (i) Messrs. Williams and Carifa, among other perquisites and personal benefits, $122,943 and $19,282, respectively, representing interest rate subsidies equal to 3% per annum of the outstanding balances of personal loans obtained by Messrs. Williams and Carifa from commercial banks the proceeds of which were used to pay withholding tax liabilities related to the vesting of Units acquired in 1988, and (ii) Mr. Joseph, among other perquisites and personal benefits, $677,563 representing the dollar value of the difference between the exercise price and the fair market value of Units acquired as a result of the exercise of options granted under the Partnership's Unit Option Plan.

(2) Column (h) includes cash distributions paid in 1994 from Available Cash Flow of the Partnership on unvested Units acquired in 1988 and payments in cash of all or a portion of account balances under the Partners Plan, as provided by the terms of that plan (See "Employee Benefit Plans - Partners Plan"), including earnings included in column (i).

(3) Column (i) includes award amounts vested and earnings credited in 1996 in respect of the Alliance Partners Compensation Plan. Column (i) does not include any amounts in respect of awards made in 1996 in respect of the Alliance Partners Compensation Plan since none of these awards have vested and no earnings have been credited in respect of these awards. (See "Employee Benefit Plans - Alliance Partners Compensation Plan"). Column (i) includes the following amounts for 1996 (See "Employee Benefit Plans - Partners Plan, Capital Accumulation Plan, Profit Sharing Plan and Alliance Partners Compensation Plan"):

                                               Vesting of Awards       Vesting of Awards
                          Earnings Accrued   and Accrued Earnings    and Accrued Earnings    Profit Sharing   Term Life
                          On Partners Plan       Under Capital      Under Alliance Partners       Plan        Insurance
                              Balances         Accumulation Plan       Compensation Plan      Contribution    Premiums     Total
                          ----------------   --------------------   -----------------------  --------------  ---------- ----------
Dave H. Williams             $  13,557            $  42,336               $  184,634            $  15,525    $  11,516  $  267,568
John D. Carifa                   5,301               24,911                  369,266               22,500        4,420     426,398
Bruce W. Calvert                 4,676               25,989                  369,266               22,500        2,670     425,101
Robert H. Joseph, Jr.                0                    0                   36,926               22,500        2,008      61,434
David R. Brewer, Jr.                 0                    0                   36,926               21,981        3,201      62,108


OPTION GRANTS IN 1996

     The table below shows information regarding grants of options made to the Named Executive Officers under the Partnership's Unit Option Plan and 1993 Unit Option Plan during 1996. The amounts shown for each of the Named Executive Officers as potential realizable values are based on assumed annualized rates of appreciation of five percent and ten percent over the full ten-year term of the options, which would result in Unit prices of approximately $43.40 and $68.96, respectively. The amounts shown as potential realizable values for all Unitholders represent the corresponding increases in the market value of 83,336,109 outstanding Units held by all Unitholders as of December 31, 1996, which would total approximately $1.4 billion and $3.6 billion, respectively. No gain to the optionees is possible without an increase in Unit price which will benefit all Unitholders proportionately. These potential realizable values are based solely on assumed rates of appreciation required by applicable SEC regulations. Actual gains, if any, on option exercises and Unitholdings are dependent on the future performance of the Partnership's Units. There can be no assurance that the potential realizable values shown in this table will be achieved.

                                                 Option Grants In 1996
                                                 Individual Grants (1)                       Potential Realizable Value at
                                                                                             Assumed Annual Rates of Unit
                                                                                             Price Appreciation for Option Term
                             ----------------------------------------------------------      ----------------------------------
                                                % of Total
                                Number of         Options
                               Securities       Granted to
                               Underlying      Employees in   Exercise
                             Options Granted    Fiscal Year     Price        Expiration        5%               10%
Name                               (#)              (2)       ($/Unit)          Date           ($)              ($)
-------------------------------------------------------------------------------------------------------------------------------
Dave H. Williams                    0               N/A            N/A            N/A            N/A            N/A
John D. Carifa                      0               N/A            N/A            N/A            N/A            N/A
Bruce W. Calvert                    0               N/A            N/A            N/A            N/A            N/A
Robert H. Joseph, Jr.          10,000               N/A         25.125       12/16/06        178,000        466,000
David R. Brewer, Jr.           10,000               N/A         25.125       12/16/06        178,000        466,000
-------------------------------------------------------------------------------------------------------------------------------

(1) Options on Units are awarded at the fair market value of Units at the date of award and become exercisable in 20% increments commencing one year from such date if the optionee has not died or terminated employment. Such options lapse at the earliest of ten years after award, three months after the optionee's normal termination of employment or disability, six months after the optionee's death, or at the time of the optionee's termination of employment otherwise than normally.
(2)  725,000 Units were subject to outstanding option grants.


Aggregated Option Exercises in 1996 and 1996 Year-End Option Values

     The following table summarizes for each of the Named Executive Officers the number of options exercised during 1996, the aggregate dollar value realized upon exercise, the total number of Units subject to unexercised options held at December 31, 1996, and the aggregate dollar value of in-the-money, unexercised options held at December 31, 1996. Value realized upon exercise is the difference between the fair market value of the underlying Units on the exercise date and the exercise price of the option. Value of unexercised, in-the-money options at fiscal year-end is the difference between its exercise price and the fair market value of the underlying Units on December 31, 1996, which was $26.625 per Unit. These values, have not been, and may never be, realized. The underlying options have not been, and may never be, exercised; and actual gains, if any, on exercise will depend on the value of the Partnership's Units on the date of exercise. There can be no assurance that these values will be realized.


                                                  Aggregated Option Exercises In 1996
                                                  and December 31, 1996 Option Values


                                                                    Number of Units            Value of Unexercised,
                                                                Underlying Unexercised         In-the-Money Options
                                                             Options at December 31, 1996   at December 31, 1996 ($)(1)
                                  Options       Value        ----------------------------  ------------------------------
                                 Exercised     Realized
Name                             (# Units)        ($)        Exercisable   Unexercisable   Exercisable      Unexercisable
-------------------------------------------------------------------------------------------------------------------------
 Dave H. Williams                      0          N/A                 0              0              0                 0
 John D. Carifa                        0          N/A           115,000        260,000        801,875         1,857,500
 Bruce W. Calvert                      0          N/A           110,000        240,000        765,625         1,712,500
 Robert H. Joseph, Jr.                 0          N/A            37,000         48,000        430,750           268,375
 David R. Brewer, Jr.                  0          N/A            68,000         34,000      1,036,250           169,875
-------------------------------------------------------------------------------------------------------------------------

(1) In-the-Money Options are those where the fair market value of the underlying Units exceeds the exercise price of the option. The Named Executive Officers hold no other options in respect of the Units.

COMPENSATION AGREEMENTS WITH CERTAIN EXECUTIVE OFFICERS

     In connection with the transfer of ACMC's business to the Partnership on April 21, 1988 Messrs. Carifa and Calvert entered into employment agreements with the Partnership. Each of these agreements provided for a base salary and bonus eligibility. These agreements expired on December 31, 1996.

     The employment agreements provided for discretionary bonus eligibility. Bonus amounts are fixed by the Board Compensation Committee after receiving recommendations from the Management Compensation Committee. The aggregate amount available for bonuses and contributions and awards under various employee plans to all employees is based on the annual adjusted consolidated net operating earnings of the Partnership.

     In connection with Equitable's 1985 acquisition of DLJ, the former parent of ACMC, ACMC entered into employment agreements with Messrs. Williams, Carifa and Calvert. Each agreement provided for deferred compensation payable in stated monthly amounts for ten years commencing at age 65, or earlier in a reduced amount in the event of disability or death, if the individual involved so elects. The right to receive such deferred compensation is vested. Assuming payments commence at age 65, the annual amount of deferred compensation payable for ten years to Messrs. Williams, Carifa and Calvert is $378,900, $522,036, and $434,612, respectively. While the Partnership assumed responsibility for payment of these deferred compensation obligations, ACMC and Alliance are required, subject to certain limitations, to make capital contributions to the Partnership in an amount equal to the payments, and ACMC is also obligated to the employees for the payments. ACMC's obligations to make capital contributions to the Partnership are guaranteed, subject to certain limitations, by Equitable Investment Corporation ("EIC"), a wholly-owned subsidiary of Equitable, the parent of Alliance.

EMPLOYEE BENEFIT PLANS

     UNIT OPTION PLAN. Pursuant to the Partnership's Unit Option Plan key employees of the Partnership and its subsidiaries, other than Messrs. Williams, Harrison, Carifa and Calvert, may be granted options to purchase up to 4,923,076 Units. Options may be granted only to employees who the Option Committee of the General Partner, consisting of Mr. Holloway and Ms. Talley which administers the Plan, after obtaining recommendations from the Management Compensation Committee, determines materially contribute, or are expected to materially contribute, to the growth and profitability of the Partnership's business. The number of options to be granted to any employee is to be determined in the discretion of the Board Compensation Committee. Options may be granted with terms of up to ten years, and an employee's right to exercise each option will vest at a rate no faster than 20% per year commencing on the first anniversary of the date of grant. Each option will have an exercise price no less than the fair market value of the Units subject to option at the time the option is granted, payable in cash. Generally, options may only be exercisable while the optionee is employed by the Partnership. Options may not be granted under the Unit Option Plan after ten years from its adoption. See "Option Grants in 1996 and "Aggregated Option Exercises in 1996 and 1996 Year-End Option Values."

     1993 UNIT OPTION PLAN. Pursuant to the Partnership's 1993 Unit Option Plan key employees of the Partnership and its subsidiaries may be granted options to purchase Units. The aggregate number of Units that may be the subject of options granted or awarded under the 1993 Unit Option Plan, the Unit Bonus Plan and the Century Club Plan may not exceed 3,200,000 Units ("Overall Limitation"). In addition the maximum aggregate number of Units that may be the subject of options granted or awarded under the 1993 Unit Option Plan, the Unit Bonus Plan and the Century Club Plan in any of the years ended July 22, 1994, 1995, 1996 and 1997 may not exceed 800,000 Units ("Annual Limitation"). The maximum number of Units that may otherwise be the subject of options granted under the 1993 Unit Option Plan will be increased by the number of Units tendered to the Partnership by employees in payment of either the exercise price or withholding tax liabilities. Options may be granted only to employees who the Option Committee of the General Partner, which administers the Plan, after obtaining recommendations from the Management Compensation Committee, determines materially contribute, or are expected to materially contribute, to the growth and profitability of the Partnership's business. Options may be granted with terms of up to ten years, and an employee's right to exercise each option will vest at a rate no faster than 20% per year commencing on the first anniversary of the date of grant. Each option will have an exercise price no less than the fair market value of the Units subject to the option at the time the option is granted, payable in cash. Generally, options may only be exercisable while the optionee is employed by the Partnership or one of its subsidiaries. Options may not be granted under the 1993 Unit Option Plan after ten years from its adoption. See "Option Grants in 1996" and "Aggregated Option Exercises in 1996 and 1996 Year-End Option Values."

     PROFIT SHARING PLAN. The Partnership maintains a qualified defined contribution profit sharing plan covering most employees of the Partnership who have attained age 21 and completed one year of service. Annual contributions are determined by the Board of Directors in its sole discretion and are allocated among participants who are employed by a participating employer on the last business day of the calendar year involved by crediting each participant with the same proportion of the contribution as the participant's base compensation bears to the total base compensation of all participants. The plan provides for a 401(k) salary reduction election under which the Partnership may match a participant's election to reduce up to 5% of base salary. A participant's interest in the plan is 100% vested after the participant has completed three years of service although account balances deriving from salary reductions are 100% vested at all times. The Partnership's contributions under the plan for a given year may not exceed 15% of the aggregate compensation paid to all participants for that year. Contributions to a participant's plan account (including contributions made by a participant) for a particular year may not exceed 25% of the participant's compensation for that year or $30,000, whichever is less. The amount of the benefits ultimately distributed to an employee is dependent on the investment performance of the employee's account under the plan. Distribution of vested account balances under the plan is made upon termination of employment either in a lump sum or in installments for a specific period of years. If a participant dies prior to termination of his employment, the entire value of his account is paid to the participant's beneficiary. For 1996 vested contributions to the plan for the accounts of Messrs. Williams, Carifa, Calvert, Joseph and Brewer were $15,525, $22,500, $22,500, $22,500 and $21,981, respectively. These amounts are included in column (i) of the Summary Compensation Table.

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

                                                        Estimated Annual Benefits
                ---------------------------------------------------------------------------------------------------
Average Final                                        Years of Service at Retirement
                ---------------------------------------------------------------------------------------------------
Compensation           15             20             25             30             35             40             45
$100,000        $  19,643      $  26,190      $  32,738       $ 39,286      $  45,833      $  50,833      $  55,833
 150,000           30,893         41,190         51,488         61,786         72,083         79,583         87,083
 200,000           42,143         56,190         70,238         84,286         98,333        100,000        100,000
 250,000           53,393         71,190         88,988        100,000        100,000        100,000        100,000
 300,000           64,643         86,190        100,000        100,000        100,000        100,000        100,000


     Assuming they are employed by the Partnership until age 65, the credited years of service under the plan for Messrs. Williams, Carifa, Calvert, Joseph and Brewer would be 20, 40, 38, 28 and 22, respectively. Compensation on which plan benefits are based includes only base compensation and not bonuses, incentive compensation, profit-sharing plan contributions or deferred compensation. The compensation for calculation of plan benefits for each of these five individuals for 1996 is $150,000, $150,000, $150,000, $150,000 and
$135,000, respectively.

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

     ALLIANCE PARTNERS COMPENSATION PLAN. During 1995 the Partnership established a nonqualified, unfunded deferred compensation program known as the Alliance Partners Compensation Plan ("Partners Compensation Plan") under which certain eligible employees are granted awards by the Management Compensation Committee. The awards consist of cash amounts which are generally credited with earnings based on the Partnership's earnings growth rate. The Partners Compensation Plan is administered by the Management Compensation Committee which determines the recipients of awards and the amount of awards. The Board of Directors of the General Partner may terminate the Partners Compensation Plan at any time without cause in which case the Partnership's liability would be limited to the payment of vested awards. All awards granted in 1995 vest over three years and all awards granted in 1996 and subsequent years vest over eight years to the extent the grantee remains employed by the Partnership during such three or eight year period. Payment of vested benefits generally will be made in cash over a five year period commencing at retirement. The amount awarded in 1996 under the Partners Compensation Plan was $12,350,000 and for 1997 and subsequent years the Partnership may award 4.5% and 5%, respectively, of operating revenues less operating expenses under the Partners Compensation Plan. Messrs. Carifa, Calvert, Joseph and Brewer were granted awards of $1,000,000, $1,000,000, $250,000 and $250,000, respectively, under the Partners Compensation Plan for 1996. These amounts are not included in column (i) of the Summary Compensation Table since none of these awards have vested and no earnings have been credited in respect of the awards.

     PARTNERS PLAN. Since 1983 a nonqualified, unfunded deferred compensation program known as the Partners Plan has been maintained under which certain key employees received incentive awards pursuant to a formula set each year by the Management Compensation Committee. No awards have been or will be made under the Partners Plan for any year after 1987. All awards are fully vested. Unless accelerated, award account balances generally are distributed upon resignation, retirement, disability or death. The Board of Directors of the General Partner has the right to accelerate vesting and make distributions of up to 90% of a participant's account balance if the key employee agrees to extend the term of his employment for a period of at least one year. Until distributed, the awards are credited with interest based on prevailing market rates plus, for the years prior to 1989, a premium if the Partnership's earnings growth rate exceeded certain levels. Interest credited during 1996 for the accounts of Messrs. Williams, Carifa and Calvert was $13,557, $5,301, and $4,676, respectively. These amounts are included in column (i) of the Summary Compensation Table. No amounts were distributed under the Partners Plan for any of the Named Executive Officers in 1996.

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

     While the Partnership is responsible for the payment of all obligations under the plan, ACMC and Alliance are required, subject to certain limitations, to make capital contributions to the Partnership in an amount equal to the payments. ACMC's obligations are guaranteed, subject to certain limitations, by EIC. No additional awards will be made under this plan, but employees will continue to vest in their existing account balances and to be credited with interest at prevailing market rates on balances. A participant's total cash compensation for 1987 increased by 5% per year, compounded annually, will be considered his total cash compensation for purposes of determining the amount of any death benefits payable in respect of the participant. The Board of Directors of the General Partner intends to cancel this plan if tax legislation is enacted which adversely affects certain benefits derived by ACMC from insurance on the lives of certain of the Partnership's employees purchased in connection with the plan. If the plan is cancelled, the Board of Directors of the General Partner may, at its option, either pay each participant his then vested account balance or continue to maintain the account balances for vesting and distribution as described above as if the plan had not terminated, provided that in such event no death benefit based on a participant's total cash compensation will be paid. The plan account balances which became vested during 1996 for the accounts of Messrs. Williams, Carifa and Calvert were $42,336, $24,911 and $25,989, respectively. These amounts are included in column (i) of the Summary Compensation Table.

     DEFERRAL PLAN. Under this plan, certain employees of the Partnership may elect to defer for at least one year the receipt of base or bonus compensation otherwise payable in a given year to January 31 of the year selected. Interest is credited at prevailing market rates on the amounts deferred under this plan until paid. In certain cases, 10% of a deferred amount is subject to forfeiture if the employee's employment terminates prior to the January 31 payment date for any reason other than death or disability. There was no compensation deferred from 1996 to a subsequent year for the Named Executive Officers. During 1996 there were no payments of previously deferred compensation to or interest credited on amounts deferred by any of the Named Executive Officers.

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

                                            Estimated Annual
          Name                             Retirement Benefit
          ----                             ------------------

          Dave H. Williams                        $ 41,825
          John D. Carifa                           114,597
          Bruce W. Calvert                         145,036


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SECURITY HOLDERS

     The Partnership has no information that any person beneficially owns more than 5% of the outstanding Units except (i) Equitable, ACMC and ECMC, wholly-owned subsidiaries of ECI, and (ii) as reported on Schedule 13D dated October 22, 1996, filed with the SEC by AXA-UAP and certain of its affiliates pursuant to the Securities Exchange Act of 1934. The following table and notes have been prepared in reliance upon such filing for the nature of ownership and an explanation of overlapping ownership.

Name and Address of      Amount and Nature of Beneficial         Percent
Beneficial Owner         Ownership Reported on Schedule          of Class
----------------         ------------------------------          --------

AXA-UAP (1)(2)(3)               48,089,183 (4)                    57.9%
9 Place Vendome,
75001 Paris,
France

ECI (3)                         48,089,183 (4)                    57.9%
787 Seventh Avenue
New York, New York 10019

(1) For insurance regulatory purposes the shares of capital stock of ECI beneficially owned by AXA-UAP and its subsidiaries have been deposited into a voting trust which has an initial term of 10 years ("Voting Trust") commencing May 12, 1992. The Voting Trustees are Claude Bebear, Patrice Garnier and Henri de Clermont-Tonnerre. The Voting Trustees have agreed to exercise their voting rights to protect the legitimate economic interests of AXA-UAP, but with a view to ensuring that certain minority shareholders of AXA-UAP do not exercise control over ECI or certain of its insurance subsidiaries. See "Item 1. Business-General".

(2) The Voting Trustees may be deemed to be beneficial owners of all Units beneficially owned by AXA-UAP and its subsidiaries. In addition, the Mutuelles AXA, as a group, and Finaxa may be deemed to be beneficial owners of all Units beneficially owned by AXA-UAP and its subsidiaries. By virtue of the provisions of the Voting Trust Agreement, AXA-UAP may be deemed to have shared voting power with respect to the Units. AXA-UAP and its subsidiaries have the power to dispose or direct the disposition of all shares of the capital stock of ECI deposited in the Voting Trust. By reason of their relationship with AXA-UAP, the Mutuelles AXA as a group and Finaxa may be deemed to share the power to vote or to direct the vote and to dispose or to direct the disposition of all the Units beneficially owned by AXA-UAP and its subsidiaries. The address of each of AXA-UAP and the Voting Trustees is 9 Place Vendome, 75001 Paris, France. The address of Finaxa is 23 avenue Matignon, 75008 Paris, France. The addresses of the Mutuelles AXA are as follows: The address of each of AXA Assurances I.A.R.D. Mutuelle and AXA Assurances Vie Mutuelle is 21 rue de Chateaudun, 75009 Paris, France; the address of Alpha Assurances Vie Mutuelle is Tour Franklin, 100/101 Terrasse Boidlieu, Cedex 11, 92042 Paris La Defense, France; and the address of AXA Courtage Assurance Mutuelle is 26 rue Louis-le Grand, 75002 Paris, France. The address of Paribas is 3 Rue d'Antin, Paris, France. See "Item 1. Business-General".

(3) By reason of their relationship, AXA-UAP, the Voting Trustees, ECI, Equitable, ACMC, ECMC, the Mutuelles AXA and Finaxa may be deemed to share the power to vote or to direct the vote or to dispose or direct the disposition of the 48,089,183 Units. See "Item 1. Business - General".

(4) Includes 551,395 Units which are issuable upon conversion of the Class A Limited Partnership Interest held by ECMC.

MANAGEMENT

     The following table sets forth, as of March 1, 1997, the beneficial ownership of Units by each director and each Named Executive Officer of the General Partner and by all directors and executive officers of the General Partner as a group:

     Name of                   Number of Units and Nature of     Percent of
     Beneficial Owner              Beneficial Ownership           Class
     ----------------          -----------------------------     ----------

     Dave H. Williams (1)(2)             1,044,456                   1.3%
     Luis Javier Bastida                         0                     *
     Claude Bebear (1)                           0                     *
     James M. Benson (1)                         0                     *
     Bruce W. Calvert (3)                  754,500                     *
     John D. Carifa (4)                    952,568                   1.1%
     Henri de Castries (1)                       0                     *
     Kevin C. Dolan (1)                          0                     *
     Denis Duverne (1)                           0                     *
     Alfred Harrison                       365,410                     *
     Jean-Pierre Hellebuyck (1)                  0                     *
     Benjamin D. Holloway                    5,800                     *
     Joseph J. Melone (1)                    5,000                     *
     Peter D. Noris (1)                      1,000                     *
     Frank Savage                           50,000                     *
     Jerry M. de St. Paer (1)                  500                     *
     Madelon DeVoe Talley                        0                     *
     Reba W. Williams (5)                1,044,456                     *
     Robert B. Zoellick                          0                     *
     David R. Brewer, Jr. (6)              115,154                     *
     Robert H. Joseph, Jr. (7)              51,000                     *
     All Directors and executive         3,345,388                   4.0%
     officers of the General Partner
     as a Group (21 persons)(8)


*    Number of Units listed represents less than 1% of the Units outstanding.
(1) Excludes Units beneficially owned by AXA-UAP and ECI. Messrs. Williams, Bebear, Benson, de Castries, Dolan, Duverne, Hellebuyck, Melone, Noris and de St. Paer are directors and/or officers of AXA-UAP, ECI and/or Equitable.
(2)  Includes 80,000 Units owned by Mrs. Reba W. Williams.
(3) Includes 135,000 Units which may be acquired within 60 days under the Partnership's 1993 Unit Option Plan.
(4) Includes 145,000 Units which may be acquired within 60 days under the Partnership's 1993 Unit Option Plan.
(5)  Includes 964,456 Units owned by Mr. Dave H. Williams.
(6) Includes 70,000 Units which may be acquired within 60 days under the Partnership's Unit Option Plan and 1993 Unit Option Plan.
(7) Includes 41,000 Units which may be acquired within 60 days under the Partnership's Unit Option Plan and 1993 Unit Option Plan.
(8) Includes 391,000 Units which may be acquired within 60 days under the Partnership's Unit Option Plan and 1993 Unit Option Plan.

     The following tables set forth, as of March 1, 1997, the beneficial ownership of the common stock of ECI, AXA and Finaxa by each director and each Named Executive Officer of the General Partner and by all directors and executive officers of the General Partner as a group:

                                     ECI Common Stock


     Name of                   Number of Units and Nature of     Percent of
     Beneficial Owner              Beneficial Ownership           Class
     ----------------          -----------------------------     ----------

     Dave H. Williams (1)(2)                60,000                     *
     Luis Javier Bastida                         0                     *
     Claude Bebear (2)                           0                     *
     James M. Benson (2)(3)                180,833                     *
     Bruce W. Calvert (4)                   30,000                     *
     John D. Carifa (5)                     30,000                     *
     Henri de Castries (2)                       0                     *
     Kevin C. Dolan (2)                          0                     *
     Denis Duverne (2)                           0                     *
     Alfred Harrison                             0                     *
     Jean-Pierre Hellebuyck (2)                  0                     *
     Benjamin D. Holloway                      108                     *
     Joseph J. Melone (2)(6)               260,186                     *
     Peter D. Noris (7)                     20,000                     *
     Frank Savage                              136                     *
     Jerry M. de St. Paer (8)               80,000                     *
     Madelon DeVoe Talley                        0                     *
     Reba W. Williams (1)                   60,000                     *
     Robert B. Zoellick                          0                     *
     David R. Brewer, Jr.                        0                     *
     Robert H. Joseph, Jr.                       0                     *
     All Directors and executive           661,263                     *
     officers of the General Partner
     as a Group (21 persons) (9)

*    Number of shares listed represents less than one percent (1%) of the number
     of shares of Common Stock               outstanding.
(1) Represents 60,000 shares subject to options held by Mr. Williams, which options Mr. Williams has the right to exercise within 60 days.
(2) Excludes shares beneficially owned by AXA-UAP. Messrs. Williams, Bebear, Benson, de Castries, Dolan, Duverne, Hellebuyck and Melone are officers of AXA-UAP.
(3)  Includes 10,000 shares owned jointly by Mr. Benson and his spouse, Marlene
     J. Benson, and 209 shares owned in the aggregate by Mr. Benson's two minor children. Includes 170,000 shares subject to options held by Mr. Benson, which options Mr. Benson has the right to exercise within 60 days.
(4) Represents 30,000 shares subject to options held by Mr. Calvert, which options Mr. Calvert has the right to exercise within 60 days.
(5) Represents 30,000 shares subject to options held by Mr. Carifa, which options Mr. Carifa has the right to exercise within 60 days.
(6) Includes 250,000 shares subject to options held by Mr. Melone, which options Mr. Melone has the right to exercise within 60 days.
(7) Represents 20,000 shares subject to options held by Mr. Noris, which options Mr. Noris has the right to exercise within 60 days.

(8) Represents 80,000 shares subject to options held by Mr. de St. Paer, which options Mr. de St. Paer has the right to exercise within 60 days.
(9) Represents 640,000 shares subject to options, which options my be exercised within 60 days.


                                     AXA Common Stock


     Name of                   Number of Units and Nature of     Percent of
     Beneficial Owner              Beneficial Ownership           Class
     ----------------          -----------------------------     ----------

     Dave H. Williams                            0                     *
     Luis Javier Bastida                         0                     *
     Claude Bebear (1)                   1,274,397                     *
     James M. Benson                         1,000                     *
     Bruce W. Calvert                            0                     *
     John D. Carifa                            500                     *
     Henri de Castries (2)                  33,188                     *
     Kevin C. Dolan (3)                      9,561                     *
     Denis Duverne                           1,000                     *
     Alfred Harrison                             0                     *
     Jean-Pierre Hellebuyck (4)             22,532                     *
     Benjamin D. Holloway                        0                     *
     Joseph J. Melone                        1,000                     *
     Peter D. Noris                            500                     *
     Frank Savage                                0                     *
     Jerry M. de St. Paer                        0                     *
     Madelon DeVoe Talley                        0                     *
     Reba W. Williams                            0                     *
     Robert B. Zoellick                          0                     *
     David R. Brewer, Jr.                        0                     *
     Robert H. Joseph, Jr.                       0                     *
     All Directors and executive         1,343,678                     *
     officers of the General Partner
     as a Group (21 persons) (5)

* Number of shares listed represents less than one percent (1%) of the outstanding AXA-UAP common stock.
(1) Includes 22 shares owned by Mr. Bebear's wife, and 1,169,733 shares subject to options held by Mr. Bebear, which options Mr. Bebear has the right to exercise within 60 days.
(2) Includes 32,188 shares subject to options held by Mr. de Castries, which options Mr. de Castries has the right to exercise within 60 days.
(3) Includes 8,370 shares subject to options held by Mr. Dolan, which options Mr. Dolan has the right to exercise within 60 days.
(4) Includes 16,738 shares subject to options held by Mr. Hellebuyck, which options Mr. Hellebuyck has the right to exercise within 60 days.
(5) Includes 1,227,029 shares subject to options, which options may be exercised within 60 days.

                              Finaxa Common Stock


     Name of                   Number of Units and Nature of     Percent of
     Beneficial Owner              Beneficial Ownership           Class
     ----------------          -----------------------------     ----------

     Dave H. Williams                            0                     *
     Luis Javier Bastida                         0                     *
     Claude Bebear (1)                     466,670                     *
     James M. Benson                             0                     *
     Bruce W. Calvert                            0                     *
     John D. Carifa                              0                     *
     Henri de Castries(2)                   65,000                     *
     Kevin C. Dolan                              0                     *
     Denis Duverne                               0                     *
     Alfred Harrison                             0                     *
     Jean-Pierre Hellebuyck                      0                     *
     Benjamin D. Holloway                        0                     *
     Joseph J. Melone                            0                     *
     Peter D. Noris                              0                     *
     Frank Savage                                0                     *
     Jerry M. de St. Paer                        0                     *
     Madelon DeVoe Talley                        0                     *
     Reba W. Williams                            0                     *
     Robert B. Zoellick                          0                     *
     David R. Brewer, Jr.                        0                     *
     Robert H. Joseph, Jr.                       0                     *
     All Directors and executive           531,670                     *
     officers of the General Partner
     as a Group (21 persons) (3)

* Number of shares listed represents less than one percent (1%) of the outstanding AXA-UAP common stock.
(1) Includes 424,413 shares owned by Clauvalor, a French company controlled by Mr. Bebear, and 42,250 shares subject to options held by Mr. Bebear, which options Mr. Bebear has the right to exercise within 60 days.
(2) Represents 65,000 shares subject to options held by Mr. de Castries, which options Mr. de Castries has the right to exercise within 60 days.
(3) Includes 107,250 shares subject to options, which options may be exercised within 60 days.


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

     The Partnership Agreement expressly permits all affiliates of the General Partner (including Equitable and its other subsidiaries) to compete, directly or indirectly, with the Partnership, to engage in any business or other activity and to exploit any opportunity, including those that may be available to the Partnership. AXA-UAP, Equitable and certain of their subsidiaries currently compete with the Partnership. See "Item 13. Certain Relationships and Related

Transactions-Competition." The Partnership Agreement further provides that, except to the extent that a decision or action by the General Partner is taken with the specific intent of providing a benefit to an affiliate of the General Partner to the detriment of the Partnership, there is no liability or obligation with respect to, and no challenge of, decisions or actions of the General Partner that would otherwise be subject to claims or other challenges as improperly benefiting affiliates of the General Partner to the detriment of the Partnership or otherwise involving any conflict of interest or breach of a duty of loyalty or similar fiduciary obligation.

     The fiduciary obligations of general partners is a developing area of the law and it is not clear to what extent the foregoing provisions of the Partnership Agreement are enforceable under Delaware or federal law.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPETITION

     AXA-UAP, Equitable and certain of their direct and indirect subsidiaries provide financial services, some of which are competitive with those offered by the Partnership. The Partnership Agreement specifically allows Equitable and its subsidiaries (other than the General Partner) to compete with the Partnership and to exploit opportunities that may be available to the Partnership. AXA-UAP, Equitable and certain of their subsidiaries have substantially greater financial resources than the Partnership or the General Partner.

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

     The Partnership acts as the investment manager for the general and separate accounts of Equitable and its insurance company subsidiaries pursuant to investment advisory agreements. During 1996 the Partnership received approximately $56.8 million in fees pursuant to these agreements. In connection with the services provided under these agreements the Partnership provides ancillary accounting, valuation, reporting, treasury and other services under service agreements. During 1996 the Partnership received approximately $8.1 million in fees pursuant to these agreements. Equitable provides certain legal and other services to the Partnership relating to certain insurance and other regulatory aspects of the general and separate accounts of Equitable and its insurance company subsidiaries. During 1996 the Partnership paid approximately $1.3 million to Equitable for these services.

     During 1996 the Partnership paid Equitable approximately $18.2 million for certain services provided with respect to the marketing of the variable annuity insurance and variable life insurance products for which The Hudson River Trust is the funding vehicle.

     Equitable has issued to ACMC life insurance policies on certain employees of the Partnership, the costs of which are to be borne by ACMC without reimbursement by the Partnership. During 1996 ACMC paid approximately $5.7 million in insurance premiums on these policies.

     The Partnership and its employees are covered under various insurance policies maintained by Equitable and its other subsidiaries. The amount of premiums for these group policies paid by the Partnership to Equitable was approximately $357,000 for 1996.

     The Partnership provides investment management services to certain employee benefit plans of Equitable and DLJ. Advisory fees from these accounts totalled approximately $4.5 million for 1996 including $2.0 million from the separate accounts of Equitable.

     In April 1996 the Partnership acquired the United States investing activities and business of National Mutual Funds Management ("NMFM"), a subsidiary of AXA-UAP for $4.6 million cash. In connection therewith the Partnership entered into investment management agreements with National Mutual Holdings Limited, the parent of NMFM and a subsidiary of AXA-UAP, and various of its subsidiaries (collectively, the "NMH Group"). The NMH Group paid $1.6 million in advisory fees to the Partnership in 1996.

     Equico was the Partnership's second largest distributor of U.S. Funds in 1996 for which it received sales concessions from the Partnership on sales of $679 million. In 1996 Equico also distributed certain of the Partnership's cash management products. Equico received distribution payments totalling $6.2 million in 1996 for these services.

     DLJ Securities Corporation and Pershing distribute certain Alliance Mutual Funds and cash management products and receive sales concessions and distribution payments. In addition, the Partnership and Pershing have an agreement pursuant to which Pershing recommends to certain of its correspondent firms the use of the Partnership's cash management products for which Pershing is allocated a portion of the revenues derived by the Partnership from sales through the Pershing correspondents. Amounts paid by the Partnership to DLJ Securities Corporation, Pershing and Wood Struthers & Winthrop Management Corp., a subsidiary of DLJ, in connection with the above distribution services were $24.3 million in 1996. DLJ and its subsidiaries also provide the Partnership with brokerage and various other services, including clearing, investment banking, research, data processing and administrative services. Brokerage, the expense of which is borne by the Partnership's clients, aggregated approximately $33,000 for 1996. During 1996 the Partnership paid $600,000 to DLJ and its subsidiaries for all other services.

     During 1996 the Partnership reimbursed Equitable in the amount of $3.7 million for rent and the use of certain services and facilities.

     The Partnership provides investment management services to AXA Reinsurance Company, a subsidiary of AXA-UAP pursuant to a discretionary investment advisory agreement. AXA Reinsurance Company paid the Partnership approximately $552,000 during 1996 for such services. The Partnership provides investment management services to Abeille Reassurances, a subsidiary of AXA-UAP. Abeille Reassurances paid the Partnership approximately $11,000 during 1996 for such services.

OTHER TRANSACTIONS

     During 1996 the Partnership paid certain legal and other expenses incurred by Equitable and its insurance company subsidiaries relating to the general and separate accounts of Equitable and such subsidiaries for which it has been or will be fully reimbursed by Equitable. The largest amount of such indebtedness outstanding during 1996 was approximately $1,719,000 which represents the amount outstanding on March 31, 1996.

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

     Mrs. Reba W. Williams, the wife of Dave H. Williams, was employed by the Partnership during 1996 and received compensation in the amount of $100,000.

     Certain of the hedge funds managed by the Partnership pay a portion of the carried interests or performance fees to certain portfolio managers, research analysts and other investment professionals who are associated with the management of the hedge funds. The Partnership provides investment management services to the hedge funds and is entitled to receive between 40% and 85% of the carried interests or performance fees which aggregated approximately $9.2 million for 1996. Mr. Alfred Harrison, a Director and Vice Chairman of the General Partner, received $323,125 in 1996 in respect of his association with the hedge funds.

     ACMC and the General Partner are obligated, subject to certain limitations, to make capital contributions to the Partnership in an amount equal to the payments the Partnership is required to make as deferred compensation under the employment agreements entered into in connection with Equitable's 1985 acquisition of DLJ, as well as obligations of the Partnership to various employees and their beneficiaries under the Partnership's Capital Accumulation Plan. In 1996 ACMC made capital contributions to the Partnership in the amount of $775,000 in respect of these obligations. ACMC's obligations to make these contributions are guaranteed by EIC subject to certain limitations. All tax deductions with respect to these obligations, to the extent funded by ACMC, Alliance or EIC, will be allocated to ACMC or Alliance.


ITEM 14.EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following is a list of the documents filed as a part of this Annual Report on Form 10-K:

                                                          Reference Pages
    Financial Statements                                 in Annual Report
    --------------------                                 ----------------

    Consolidated Statements of Financial
      Condition, December 31, 1996 and 1995                     53
    Consolidated Statements of Income,
      Years ended December 31, 1996, 1995 and 1994              54
    Consolidated Statements of Changes in
      Partners' Capital, Years ended
      December 31 1996, 1995 and 1994                           55
    Consolidated Statements of Cash Flows,
      Years ended December 31, 1996, 1995, and 1994             56
    Notes to Consolidated Financial Statements                57 - 68
    Independent Auditors' Report                                69


     Schedules are omitted because they are not applicable, or the required information is set forth in the financial statements or notes thereto.

     (b)  REPORTS ON FORM 8-K.

     A report on Form 8-K dated October 7, 1996 was filed during the last quarter of 1996 reporting that the United States District Court for the Southern District of New York granted the Partnership's and other defendants' motion to dismiss all counts of the complaint for IN RE ALLIANCE NORTH AMERICAN GOVERNMENT INCOME TRUST, INC. SECURITIES LITIGATION.

     (c)  EXHIBITS.

     The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith or, in the case of Exhibit 13.8, incorporated by reference herein:

Exhibit        Description
-------        -----------

10.92          Unit Option Plan Agreement dated December 16, 1996 with Robert H.
               Joseph, Jr.
10.93          Unit Option Plan Agreement dated December 16, 1996 with David R.
               Brewer, Jr.
10.94 First Amendment to Revolving Credit Agreement dated March 11, 1997 among Alliance Capital Management L.P., the First National Bank of Boston and NationsBank N.A. (South)
10.95 Fourth Lease Modification dated June 18, 1996 by and between Hartz Mountain Development Corporation and Alliance Capital Management L.P.
10.96 Fifth Lease Modification dated July 18, 1996 by and between Hartz Mountain Development Corporation and Alliance Capital Management L.P.
13.8           Alliance Capital Management L.P. 1996 Annual Report to
               Unitholders
22.8           Subsidiaries of the Registrant
24.7           Consent of KPMG Peat Marwick LLP
25.68          Power of Attorney by Claude Bebear
25.69          Power of Attorney by Luis Javier Bastida
25.70          Power of Attorney by James M. Benson
25.71          Power of Attorney by Henri de Castries
25.72          Power of Attorney by Kevin C. Dolan
25.73          Power of Attorney by Jean-Pierre Hellebuyck
25.74          Power of Attorney by Benjamin D. Holloway
25.75          Power of Attorney by Denis Duverne
25.76          Power of Attorney by Joseph J. Melone
25.77          Power of Attorney by Peter D. Noris
25.78          Power of Attorney by Jerry M. de St. Paer
25.79          Power of Attorney by Madelon DeVoe Talley
25.80          Power of Attorney by Robert B. Zoellick
27.01          Financial Data Schedule

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

                                   Alliance Capital Management L.P.
                                   By: Alliance Capital Management
                                       Corporation, General Partner

Date:  March 25, 1997              By: /s/Dave H. Williams
                                       -------------------------------
                                       Dave H. Williams
                                       Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 25, 1997              /s/John D. Carifa
                                   -----------------------------------
                                   John D. Carifa
                                   President and Chief Operating Officer

Date:  March 25, 1997              /s/Robert H. Joseph, Jr.
                                   -----------------------------------
                                   Robert H. Joseph, Jr.
                                   Senior Vice President and Chief
                                   Financial Officer

                                    Directors


/s/Dave H. Williams                                  *
------------------------------          ---------------------------------------
Dave H. Williams                        Jean-Pierre Hellebuyck
Chairman and Director                   Director

             *                                       *
------------------------------          ---------------------------------------
Luis Javier Bastida                     Benjamin D. Holloway
Director                                Director

             *                                       *
------------------------------          ---------------------------------------
Claude Bebear                           Joseph J. Melone
Director                                Director

             *                                       *
------------------------------          ---------------------------------------
James M. Benson                         Peter D. Noris
Director                                Director

/s/Bruce W. Calvert                     /s/Frank Savage
------------------------------          ---------------------------------------
Bruce W. Calvert                        Frank Savage
Director                                Director

/s/John D. Carifa                                    *
------------------------------          ---------------------------------------
John D. Carifa                          Jerry M. de St. Paer
Director                                Director

             *                                       *
------------------------------          ---------------------------------------
Henri de Castries                       Madelon DeVoe Talley
Director                                Director

             *                          /s/Reba W. Williams
------------------------------          ---------------------------------------
Kevin C. Dolan                          Reba W. Williams
Director                                Director

             *                                       *
------------------------------          ---------------------------------------
Denis Duverne                           Robert B. Zoellick
Director                                Director

/s/Alfred Harrison                      *By/s/David R. Brewer, Jr.
------------------------------          ---------------------------------------
Alfred Harrison                         David R. Brewer, Jr.
Director                                (Attorney-in-Fact)