Form 10-Q
period 1997-03-31
ALLIANCE CAPITAL MANAGEMENT LP
filed 1997-05-15
CIK 825313

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       March 31, 1997
                              --------------------------------------------------
                                          OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934



For the transition period from                     to
                              --------------------  ----------------------------

Commission File No.    1-9818
                   -------------------------------------------------------------


                           ALLIANCE CAPITAL MANAGEMENT L.P.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         Delaware                                      13-3434400
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1345 Avenue of the Americas, New York, NY                 10105
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

The number of Units representing assignments of beneficial ownership of Limited Partnership Interests outstanding as of March 31, 1997 was 83,550,543 Units.

                           ALLIANCE CAPITAL MANAGEMENT L.P.

                                  Index to Form 10-Q


                                        Part I

                                FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS                                            Page
                                                                         -----


         Condensed Consolidated Statements of Financial Condition         2

         Condensed Consolidated Statements of Income                      3

         Condensed Consolidated Statements of Changes in
           Partners' Capital                                              4

         Condensed Consolidated Statements of Cash Flows                  5


         Notes to Condensed Consolidated Financial Statements             6-7


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                            8-12



                                       Part II


                                  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS                                                13

Item 2.  CHANGES IN SECURITIES                                            13

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                  13

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF                               13
           SECURITY HOLDERS

Item 5.  OTHER INFORMATION                                                13

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 13

                                        Part I

                                FINANCIAL INFORMATION




Item 1.   FINANCIAL STATEMENTS


                           ALLIANCE CAPITAL MANAGEMENT L.P.
               Condensed Consolidated Statements of Financial Condition

                                    (in thousands)


                                           ASSETS                                  3/31/97       12/31/96
                                                                                   -------       --------
                                                                                 (unaudited)

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .       $ 69,568       $ 57,441
Fees receivable:
    Alliance mutual funds. . . . . . . . . . . . . . . . . . . . . . . . .         47,992         46,483
    Separately managed accounts:
      Affiliated clients . . . . . . . . . . . . . . . . . . . . . . . . .          5,163          4,479
      Third party clients. . . . . . . . . . . . . . . . . . . . . . . . .         61,512         58,339
Receivable from brokers and dealers for sale
    of shares of Alliance mutual funds . . . . . . . . . . . . . . . . . .         53,913         30,976
Investments, available-for-sale. . . . . . . . . . . . . . . . . . . . . .         23,829         35,966
Furniture, equipment and leasehold improvements, net . . . . . . . . . . .         67,074         57,483
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        115,634        116,721
Contracts of businesses acquired, net. . . . . . . . . . . . . . . . . . .        116,148        117,683
Deferred sales commissions, net. . . . . . . . . . . . . . . . . . . . . .        190,978        175,172
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         26,159         25,154
                                                                                 ---------      --------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $777,970       $725,897
                                                                                 ---------      --------
                                                                                 ---------      --------


                            LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and accrued expenses. . . . . . . . . . . . . . . . .       $110,623       $103,427
    Payable to Alliance mutual funds for share purchases . . . . . . . . .         80,122         55,468
    Accrued expenses under employee benefit plans. . . . . . . . . . . . .         69,942         51,633
    Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,271         24,658
    Minority interests in consolidated subsidiaries. . . . . . . . . . . .         14,711         14,691
                                                                                 ---------      --------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .        294,669        249,877

Partners' capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        483,301        476,020
                                                                                 ---------      --------
    Total liabilities and partners' capital. . . . . . . . . . . . . . . .       $777,970       $725,897
                                                                                 ---------      --------
                                                                                 ---------      --------



        See accompanying notes to condensed consolidated financial statements.

                           ALLIANCE CAPITAL MANAGEMENT L.P.
                     Condensed Consolidated Statements of Income

                                     (unaudited)
                       (in thousands, except per Unit amounts)

                                                                                    Three Months Ended
                                                                                   ----------------------
                                                                                   3/31/97        3/31/96
                                                                                   -------        -------
Revenues:
  Investment advisory and services fees:
    Alliance mutual funds. . . . . . . . . . . . . . . . . . . . . . . . .        $85,994        $67,824
    Separately managed accounts:
      Affiliated clients . . . . . . . . . . . . . . . . . . . . . . . . .         12,554         10,098
      Third party clients. . . . . . . . . . . . . . . . . . . . . . . . .         58,462         51,121
  Distribution plan fees from Alliance mutual funds... . . . . . . . . . .         47,247         38,483
  Shareholder servicing and administration fees. . . . . . . . . . . . . .         12,765         11,466
  Other revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,229          2,624
                                                                                  -------        -------
                                                                                  219,251        181,616
                                                                                  -------        -------

Expenses:
  Employee compensation and benefits . . . . . . . . . . . . . . . . . . .         60,502         49,414
  Promotion and servicing:
    Distribution plan payments to financial intermediaries:
      Affiliated . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,085          6,991
      Third party. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         32,714         26,762
    Amortization of deferred sales commissions . . . . . . . . . . . . . .         15,738         12,518
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,805         11,130
  General and administrative.. . . . . . . . . . . . . . . . . . . . . . .         25,746         23,440
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            673            242
  Amortization of intangible assets. . . . . . . . . . . . . . . . . . . .          2,622          2,913
                                                                                  -------        -------
                                                                                  161,885        133,410
                                                                                  -------        -------

Income before income taxes . . . . . . . . . . . . . . . . . . . . . . . .         57,366         48,206

  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,017          3,139
                                                                                  -------        -------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $53,349        $45,067
                                                                                  -------        -------
                                                                                  -------        -------

Net income per Unit. . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  0.62        $  0.54
                                                                                  -------        -------
                                                                                  -------        -------





        See accompanying notes to condensed consolidated financial statements.

                           ALLIANCE CAPITAL MANAGEMENT L.P.
                        Condensed Consolidated Statements of
                             Changes in Partners' Capital

                                     (unaudited)
                                    (in thousands)



                                                                               Three Months Ended
                                                                              ----------------------
                                                                              3/31/97       3/31/96
                                                                              -------       --------

Partners' capital - beginning of period. . . . . . . . . . . . . . .        $476,020       $406,709

  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .          53,349         45,067

  Capital contribution received from Alliance Capital
    Management Corporation . . . . . . . . . . . . . . . . . . . . .             898            893

  Cash distributions to partners . . . . . . . . . . . . . . . . . .         (50,013)       (41,001)

  Issuance of Units for acquisition of Cursitor. . . . . . . . . . .            --           42,394

  Proceeds from Unit options exercised . . . . . . . . . . . . . . .           3,065            708

  Unrealized (loss) gain on investments. . . . . . . . . . . . . . .             (18)           129

  Foreign currency translation adjustment. . . . . . . . . . . . . .            --             (283)
                                                                            --------       ---------

Partners' capital - end of period. . . . . . . . . . . . . . . . . .        $483,301       $454,616
                                                                            --------       ---------
                                                                            --------       ---------





        See accompanying notes to condensed consolidated financial statements.

                           ALLIANCE CAPITAL MANAGEMENT L.P.
                   Condensed Consolidated Statements of Cash Flows

                                     (unaudited)
                                    (in thousands)



                                                                                          Three Months Ended
                                                                                        ----------------------
                                                                                        3/31/97        3/31/96
                                                                                        -------        -------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $53,349        $45,067
  Adjustments to reconcile net income to net cash provided
    from operating activities:
    Amortization and depreciation . . . . . . . . . . . . . . . . . . . . . . .         21,031         17,465
    Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,522          2,168
    Changes in assets and liabilities:
     (Increase) in fees receivable from Alliance
       mutual funds, affiliated clients and third party clients . . . . . . . .         (5,366)        (1,305)
     (Increase) in receivable from brokers and dealers for sale
       of shares of Alliance mutual funds . . . . . . . . . . . . . . . . . . .        (22,937)       (10,013)
     (Increase) in deferred sales commissions . . . . . . . . . . . . . . . . .        (31,544)       (20,397)
     (Increase) decrease in other assets. . . . . . . . . . . . . . . . . . . .           (966)         5,668
     Increase in accounts payable and accrued expenses. . . . . . . . . . . . .          7,196         11,520
     Increase in payable to Alliance mutual funds for share
       purchases. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24,654         12,557
     Increase in accrued expenses under employee benefit
       plans, less deferred compensation. . . . . . . . . . . . . . . . . . . .         17,544          8,672
                                                                                       -------        -------
         Net cash provided from operating activities. . . . . . . . . . . . . .         64,483         71,402
                                                                                       -------        -------

Cash flows from investing activities:
  Purchase of investments . . . . . . . . . . . . . . . . . . . . . . . . . . .        (45,907)        (1,209)
  Proceeds from sale of investments . . . . . . . . . . . . . . . . . . . . . .         58,027         23,522
  Acquisitions, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --          (85,330)
  Additions to furniture, equipment and leasehold
    improvements, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (12,289)        (2,275)
                                                                                       -------        -------
         Net cash used in investing activities. . . . . . . . . . . . . . . . .           (169)       (65,292)
                                                                                       -------        -------

Cash flows from financing activities:
  Repayment of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (5,387)           (15)
  Distributions to partners . . . . . . . . . . . . . . . . . . . . . . . . . .        (50,013)       (41,001)
  Capital contribution received from Alliance Capital Management
    Corporation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            148            143
  Unit options exercised. . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,065            708
                                                                                       -------        -------
         Net cash used in financing activities. . . . . . . . . . . . . . . .          (52,187)       (40,165)
                                                                                       -------        -------

Effect of exchange rate changes on cash and cash equivalents  . . . . . . . . .           --             (274)
                                                                                       -------        -------

Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . .         12,127        (34,329)
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . .         57,441        124,256
                                                                                       -------        -------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . .        $69,568        $89,927
                                                                                       -------        -------
                                                                                       -------        -------




        See accompanying notes to condensed consolidated financial statements.

                           ALLIANCE CAPITAL MANAGEMENT L.P.
                 Notes to Condensed Consolidated Financial Statements
                                    March 31, 1997

                                     (unaudited)

1.  BASIS OF PRESENTATION

    The unaudited interim condensed consolidated financial statements of Alliance Capital Management L.P. (the "Partnership") included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) financial position at March 31, 1997, (b) results of operations for the three months ended March 31, 1997 and 1996 and (c) cash flows for the three months ended March 31, 1997 and 1996, have been made.

2.  RECLASSIFICATION

    Certain prior period amounts have been reclassified to conform to the current period presentation.

3.  DEFERRED SALES COMMISSIONS

    Sales commissions paid to financial intermediaries in connection with the sale of shares of open-end mutual funds managed by the Partnership sold without a front-end sales charge are capitalized and amortized over periods not exceeding five and one-half years, the periods of time estimated by management of the Partnership during which deferred sales commissions are expected to be recovered from distribution plan payments received from these funds and contingent deferred sales charges received from shareholders of those funds upon the redemption of their shares.
    Contingent deferred sales charges reduce unamortized deferred sales commissions when received.


4.  CONTINGENCIES

    On July 25, 1995, a Consolidated and Supplemental Class Action Complaint ("Complaint") was filed against the Alliance North American Government Income Trust, Inc. (the "Fund"), the Partnership and certain other defendants affiliated with the Partnership alleging violations of federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. The Complaint which sought certification of a plaintiff class of persons who purchased or owned Class A, B or C shares of the Fund from March 27, 1992 through December 23, 1994 seeks an unspecified amount of damages, costs, attorneys' fees and punitive damages. The principal allegations are that the Fund purchased debt securities issued by the Mexican and Argentine governments in amounts that were not permitted by the Fund's investment objective, and that there was no shareholder vote to change the investment objective to permit purchases in such amounts. The Complaint further alleges that the decline in the value of the Mexican and Argentine securities held by the Fund caused the Fund's net asset value to decline to the detriment of the Fund's shareholders.

    On September 26, 1996, the United States District Court for the Southern District of New York granted the defendants' motion to dismiss all counts of the Complaint. On October 11, 1996, plantiffs filed a motion for reconsideration of the Court's decision granting defendants' motion to dismiss the Complaint. On November 25, 1996, the Court denied plantiffs' motion for reconsideration. On October 29, 1996, plaintiffs filed a motion for leave to file an amended complaint, which is still pending. The principal allegations of the proposed amended complaint are that the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities and that two advertisements used by the Fund misrepresented the risks of investing in the Fund. Plantiffs also reiterated allegations in the Complaint that the Fund failed to hedge against the risks of investing in foreign securities despite representations that it would do so. While the ultimate outcome of this matter cannot be determined at this time, management of the Partnership does not expect that it will have a material adverse effect on the Partnership's results of operations or financial condition.

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

6.  NET INCOME PER UNIT

    Net income per Unit is derived by reducing net income for each period by 1% for the general partnership interest held by the General Partner and dividing the remaining 99% by the weighted average number of Units outstanding, Unit equivalents and Units issuable upon conversion of the Class A Limited Partnership Interest during each period. The aggregate weighted average number of Units outstanding used in computing net income per Unit was 85,505,000 and 83,098,000 for the three months ended March 31, 1997 and 1996, respectively.

7.  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash payments for interest and income taxes were as follows (in thousands):

                                               Three Months Ended
                                                    March 31,
                                             --------------------
                                              1997           1996
                                             -----          -----
         Interest . . . . . . . .           $ 165          $ 167
         Income taxes . . . . . .           2,654          2,623

8.  SUBSEQUENT EVENT

    On April 30, 1997, the Finance Committee of the Board of Directors of the General Partner declared a distribution of $50,971,000 or $0.60 per Unit representing the Available Cash Flow (as defined in the Partnership Agreement) of the Partnership for the three months ended March 31, 1997. The distribution is payable on May 20, 1997 to holders of record on May 13, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Alliance Capital Management L.P. (the "Partnership") derives substantially all of its revenues and net income (a) from fees for investment advisory, distribution and related services provided to the Alliance mutual funds, and (b) from fees for investment advisory services provided to affiliated clients including The Equitable Life Assurance Society of the United States ("ELAS"), a wholly-owned subsidiary of The Equitable Companies Incorporated ("Equitable"), and certain other ELAS affiliates and to unaffiliated separately managed accounts for institutional investors and high net-worth individuals ("third party clients"). The Alliance mutual funds consist of a broad range of open-end load and closed-end mutual funds ("mutual funds"), variable products including The Hudson River Trust ("HRT"), and cash management products, including money market funds and deposit accounts. The Partnership offers a broad range of investment management products and services to meet the varied needs and objectives of individual and institutional investors.

On February 29, 1996, the Partnership acquired substantially all of the assets and liabilities of Cursitor Holdings, L.P. ("CHLP") and all of the outstanding shares of Cursitor Holdings Limited, currently Cursitor Alliance Holdings Limited, (collectively, "Cursitor"). The acquisition was accounted for under the purchase method with the results of Cursitor from the date of acquisition included in the Partnership's condensed consolidated financial statements. Cursitor specializes in providing global asset allocation services to U.S. and non-U.S. institutional investors. Cursitor's investment results were poor in 1995 and 1996. Despite a modest improvement in investment results during the three months ended March 31, 1997, Cursitor continued to experience significant client account terminations and asset outflows. Cursitor's assets under management at March 31, 1997 and April 30, 1997 were approximately $6.0 billion and $5.4 billion, respectively.

The Partnership evaluates the potential impairment of its intangible assets by comparing the undiscounted cash flows expected to be realized from those intangible assets to their recorded values pursuant to Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Management of the Partnership currently estimates that despite a significant decline in the profitability of Cursitor, the undiscounted cash flows from Cursitor will be sufficient for the Partnership to recover its investment. However, should the profitability of Cursitor continue to decline, management's estimate may change and the Partnership's investment in Cursitor might be considered impaired. In such event the Partnership would be required to reduce the recorded value of Cursitor goodwill and contracts acquired to fair market value, which is significantly below their recorded value.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(Dollars & Units in millions,                      Three months ended
  except per Unit amounts)                   3/31/97    3/31/96     % Change
--------------------------------------------------------------------------------

Net income                                  $53.3       $45.1         18.2%
Net income per Unit                         $0.62       $0.54         14.8
Weighted average number of Units and
  Unit equivalents outstanding               85.5        83.1          2.9
Operating margin                             26.2%       26.5%          -
--------------------------------------------------------------------------------

ASSETS UNDER MANAGEMENT


(Dollars in billions)                       3/31/97     3/31/96      $ Change      % Change
-------------------------------------------------------------------------------------------
Alliance mutual funds:
  Mutual funds                             $ 28.4      $ 23.8        $ 4.6           19.3%
  Cash management products                   19.9        15.7          4.2           26.8
  Variable products                          17.4        13.6          3.8           27.9
-------------------------------------------------------------------------------------------

                                             65.7        53.1         12.6           23.7
-------------------------------------------------------------------------------------------

Seperately managed accounts:
  Active equity & balanced                   52.5        48.6          3.9            8.0
  Active fixed                               38.7        34.1          4.6           13.5
  Index                                      18.9        16.9          2.0           11.8
  Asset allocation                            6.2        10.3         (4.1)         (39.8)
-------------------------------------------------------------------------------------------
                                            116.3       109.9          6.4            5.8
-------------------------------------------------------------------------------------------
Total                                      $182.0      $163.0        $19.0           11.7%
-------------------------------------------------------------------------------------------

AVERAGE ASSETS UNDER MANAGEMENT


                                                                  Three months ended
(Dollars in billions)                                    3/31/97     3/31/96       % Change
-------------------------------------------------------------------------------------------
Alliance mutual funds                                  $ 65.3       $ 51.6           26.6%
Separately managed accounts:
    Affiliated clients                                   26.7         23.3           14.6
    Third party clients                                  92.9         80.3           15.7
-------------------------------------------------------------------------------------------
Total                                                  $184.9       $155.2           19.1%
-------------------------------------------------------------------------------------------


Assets under management at March 31, 1997 were $182.0 billion, an increase of $19.0 billion or 11.7% from March 31, 1996 and a decrease of $0.8 billion or 0.4% from December 31, 1996. Alliance mutual fund assets under management at March 31, 1997 were $65.7 billion, an increase of $12.6 billion or 23.7% from March 31, 1996, due principally to net sales of Alliance mutual funds of $8.4 billion and market appreciation of $4.2 billion. Seperately managed account assets under management at March 31, 1997 were $116.3 billion, an increase of $6.4 billion or 5.8% from March 31, 1996. This increase was primarily due to market appreciation of $8.8 billion and net asset additions to affiliated client accounts of $3.0 billion, offset partially by net third party client account asset withdrawals of $5.3 billion, primarily attributable to Cursitor accounts.


REVENUES
                                                                Three months ended
(Dollars in millions)                                   3/31/97      3/31/96      % Change
-------------------------------------------------------------------------------------------

Investment advisory and services fees:
  Alliance mutual funds                                 $86.0        $67.8          26.8 %
  Separately managed accounts:
    Affiliated clients                                   12.6         10.1          24.8
    Third party clients                                  58.5         51.1          14.5
Distribution plan fees from Alliance mutual funds        47.2         38.5          22.6
Shareholder servicing and administration fees            12.8         11.4          12.3
Other revenues                                            2.2          2.7         (18.5)
-------------------------------------------------------------------------------------------
Total revenues                                          $219.3       $181.6          20.8%
-------------------------------------------------------------------------------------------

Investment advisory and services fees were $157.1 million for the three months ended March 31, 1997, an increase of $28.1 million or 21.8% over the prior year period. In general, the Partnership's investment advisory and services fees are based on the market value of assets under management and vary with the type of account managed. Investment advisory agreements for certain accounts provide for performance fees in addition to a base fee. Performance fees are earned when investment performance exceeds a contractually agreed upon benchmark and, accordingly, may increase the volatility of both the Partnership's revenues and earnings.

Investment advisory fees from Alliance mutual funds increased $18.2 million or 26.8% primarily as a result of a 26.6% increase in average assets under management.

Investment advisory fees from affiliated clients, primarily the General Accounts of ELAS, increased $2.5 million or 24.8% due principally to higher average assets under management of 14.6%. An increase in performance fees of $1.2 million also contributed to the increase in affiliated client advisory fees.

Investment advisory and services fees from third party clients increased $7.4 million or 14.5% due principally to an increase in average assets under management of 15.7%. The increase in third party clients average assets under management is primarily a result of market appreciation during 1996 and the acquisition of Cursitor in February 1996.

Distribution plan fees increased primarily due to higher average equity mutual fund and cash management assets under management. The increase in distribution plan fees for equity mutual funds is principally due to market appreciation and net sales of Class B Shares of these funds under the Partnership's mutual fund distribution system described under "Capital Resources and Liquidity".

The increase in shareholder servicing and administration fees was primarily due to an increase in the number of mutual fund shareholder accounts serviced by the Partnership's subsidiaries from March 31, 1996. At March 31, 1997, the Partnership's subsidiaries serviced approximately 2.9 million shareholder accounts.


EXPENSES

                                                    Three months ended
(Dollars in millions)                       3/31/97      3/31/96     % Change
--------------------------------------------------------------------------------
Employee compensation and benefits         $ 60.5       $ 49.4       22.5 %
Promotion and servicing                      72.4         57.4       26.1
General and administrative                   25.7         23.4        9.8
Interest                                      0.7          0.3      133.3
Amortization of intangible assets             2.6          2.9      (10.3)
--------------------------------------------------------------------------------
Total expenses                             $161.9       $133.4       21.4 %
--------------------------------------------------------------------------------


Employee compensation and benefits increased primarily as a result of higher incentive compensation attributable to increased operating earnings and increased base compensation principally due to an increase in the number of employees resulting from the expansion of the Partnership's mutual fund operations and the acquisition of Cursitor and salary increases.

Promotion and servicing expenses include distribution plan payments to financial intermediaries for distribution of the Partnership's sponsored mutual funds and cash management services' products and amortization of deferred sales commissions paid to financial intermediaries under the System. Also included in this expense category are travel and entertainment, advertising, promotional materials and investment meetings and seminars for financial intermediaries that distribute the Partnership's mutual fund products. Promotion and servicing expenses increased primarily due to increased distribution plan payments resulting from higher average cash management and equity mutual fund assets under management. Higher cash management promotional and servicing costs and increased mutual fund advertising also contributed to the increase in promotion and servicing.

The increase in general and administrative expenses was due principally to higher occupancy costs incurred in connection with the Partnership's expansion of its international operations and expenses incurred in connection with joint ventures.

The Partnership generally is not subject to Federal, state and local income taxes, with the exception of the New York City unincorporated business tax, which is currently imposed at a rate of 4%. Domestic subsidiaries of the Partnership are subject to Federal, state and local income taxes. Subsidiaries organized and operating outside the United States are generally subject to taxes in the foreign jurisdications where they are located. The provision for income taxes increased for the three months primarily as a result of the increase in taxable income of the Partnership and certain of its corporate subsidiaries.

The tax exemption for certain publicly traded limited partnerships, including the Partnership, will expire on December 31, 1997. As a consequence, if the Partnership retains its current structure, it will be taxed as a corporation as of January 1, 1998. In response to this pending loss of its partnership tax status, management of the Partnership is presently reviewing alternatives and the Partnership expects to announce its plans during the second quarter of 1997.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's cash and cash equivalents increased by $12.1 million for the three months ended March 31, 1997. Cash inflows included $64.5 million from operations, $12.1 million of proceeds from net sales of investments in Alliance mutual funds and $3.1 million in proceeds from options exercised under the Partnership's Unit Option Plans. Cash outflows included cash distributions to Unitholders of $50.0 million, capital expenditures of $12.3 million and a $5.4 million principal repayment of the notes issued in connection with the Cursitor acquisition.

The Partnership acquired Cursitor on February 29, 1996 for approximately $159.0 million. The purchase price consisted of cash payments of $94.3 million, 1,764,115 Units with an aggregate value of $43.2 million, and notes in the aggregate principal amount of $21.5 million ("Notes"). The Notes bear interest at 6% per annum and are payable ratably over the next four years. Acquisition costs of $4.0 million were also incurred. Due to the decline in Cursitor's global asset allocation business, certain agreements relating to Cursitor were amended in the second quarter of 1997. Under certain circumstances, through February 28, 2006, the Partnership has an option to purchase CHLP's minority interest in Cursitor Alliance LLC ("Cursitor Alliance"), a newly formed subsidiary, and CHLP has an option to sell its minority interest to the Partnership for a price ("Buyout Price") in cash, Units, or a combination thereof of not less than $10.0 million or more than $37.0 million. The Buyout Price will be determined based on the amount of global asset allocation investment advisory revenues earned by Cursitor Alliance. If either option is exercised, the payment of the Buyout Price will be accounted for as an increase in the Cursitor purchase price.

The Partnership's mutual fund distribution system (the "System") includes four distribution options. The System permits the Partnership's open-end mutual funds to offer investors the option of purchasing shares (a) subject to a conventional front-end sales charge ("Class A Shares"), (b) without a front-end sales charge but subject to a contingent deferred sales charge payable by shareholders ("CDSC") and higher distribution fees payable by the funds ("Class B Shares"), (c) without a front-end sales charge and, if the shares are held for at least one year, CDSC combined with higher distribution fees payable by the funds ("Class C Shares") or (d) without a front-end sales charge, CDSC or ongoing distribution fees payable by the funds ("Advisor Class Shares"). During the three months ended March 31, 1997, payments made to financial intermediaries in connection with the sale of Class B and C Shares under the System, net of CDSC received, totaled approximately $31.5 million.

As of March 31, 1997, the Partnership had not issued any commercial paper under its $100 million commercial paper program and there were no borrowings outstanding under the Partnership's $250 million five year revolving credit facility. The revolving credit facility contains covenants which require the Partnership, among other things, to meet certain financial ratios.

The Partnership's substantial equity base and access to public and private debt, at competitive interest rates and other terms should provide adequate liquidity for its general business needs. Management of the Partnership believes that cash flow from operations and the issuance of debt and Units will provide the Partnership with the financial resources to take advantage of strategic growth opportunities, to finance capital requirements for mutual fund sales and to meet the Partnership's other capital requirements.

CHANGES IN ACCOUNTING PRINCIPLES

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "EARNINGS PER SHARE" which will be effective commencing with the Partnership's financial statements for the year ended December 31, 1997. Upon adoption of the standard, the Partnership will present "basic" earnings per Unit and "diluted" earnings per Unit. Basic earnings per Unit excludes dilution and is computed by dividing income available to Unitholders by the weighted average number of Units outstanding for the period. The computation of diluted earnings per Unit, as required under the new standard, gives effect to all dilutive potential Units that were outstanding during the period. The adoption of this standard would not have a material effect on the Partnership's earnings per Unit since diluted earnings per Unit is computed in a manner similar to the Partnership's current computation of earnings per Unit.

CASH DISTRIBUTIONS

The Partnership is required to distribute all of its Available Cash Flow, as defined in the Partnership Agreement, to the General Partner and Unitholders (including the holder of the Class A Limited Partnership Interest based on Units issuable upon conversion of the Class A Limited Partnership Interest). The Partnership's Available Cash Flow and Distributions per Unit were as follows (in thousands, except per Unit information):

                                             Three months ended
                                            3/31/97       3/31/96
--------------------------------------------------------------------------------
Available Cash Flow (in thousands)         $50,971        $43,243
Distributions Per Unit                     $  0.60        $  0.52
--------------------------------------------------------------------------------

                                       Part II

                                  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS


         There have been no material developments in the legal proceeding reported in the Alliance Capital Management L.P. ("Partnership") Form 10-K for the year ended December 31, 1996.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              1. Amendment to the Transaction Agreement dated as of December 28, 1995 among the Partnership, The Shareholders of Record of Cursitor Holdings Limited, Cursitor Holdings, L.P. ("CHLP") and the Persons listed on Schedule 1.2 to the Transaction Agreement.

              2. Amendment Number One to the Amended and Restated Limited Liability Company Agreement of Cursitor Alliance LLC dated as of February 29, 1996 among the Partnership, Alliance Capital Management Corporation of Delaware and CHLP.

         (b)  Reports on Form 8-K

              None.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: May 15, 1997                             By:  Alliance Capital Management
                                                     Corporation, its General
                                                      Partner


                                                By:  /s/ ROBERT H. JOSEPH, JR.
                                                     -------------------------
                                                     Robert H. Joseph, Jr.
                                                     Senior Vice President &
                                                     Chief Financial Officer