Form 10-Q
period 1997-06-30
ALLIANCE CAPITAL MANAGEMENT LP
filed 1997-08-14
CIK 825313

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


(Mark One)

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1997
                              -------------------------------------------------

                                          OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                              -------------------------------------------------

Commission File No.    1-9818
                   ------------------------------------------------------------

                           ALLIANCE CAPITAL MANAGEMENT L.P.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

        Delaware                                        13-3434400
-------------------------------         ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)




1345 Avenue of the Americas, New York, NY                 10105
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



                       Yes     X       No
                           ---------       ----------

The number of Units representing assignments of beneficial ownership of Limited Partnership Interests outstanding as of June 30, 1997 was 83,687,443 Units.

                           ALLIANCE CAPITAL MANAGEMENT L.P.


                                  Index to Form 10-Q



                                        Part I

                                FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS                                             Page
                                                                          ----


         Condensed Consolidated Statements of Financial Condition           2

         Condensed Consolidated Statements of Income (Loss)                 3


         Condensed Consolidated Statements of Changes in
          Partners' Capital                                                 4


         Condensed Consolidated Statements of Cash Flows                    5

         Notes to Condensed Consolidated Financial Statements              6-9


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                            10-15




                                       Part II


                                  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                                  16

Item 2.  CHANGES IN SECURITIES                                              16

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                    16

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF                                 16
           SECURITY HOLDERS

Item 5.  OTHER INFORMATION                                                  16

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   16

                                        Part I

                                FINANCIAL INFORMATION



Item 1.   FINANCIAL STATEMENTS

                           ALLIANCE CAPITAL MANAGEMENT L.P.
               Condensed Consolidated Statements of Financial Condition

                                    (in thousands)





                                        ASSETS                     6/30/97       12/31/96
                                                                -----------   -----------
                                                                 (unaudited)
Cash and cash equivalents.. . . . . . . . . . . . . . . . .     $    79,305   $    57,441
Fees receivable:
    Alliance mutual funds.. . . . . . . . . . . . . . . . .          50,723        46,483
    Separately managed accounts:
         Affiliated clients . . . . . . . . . . . . . . . .           7,130         4,479
         Third party clients. . . . . . . . . . . . . . . .          58,426        58,339
Receivable from brokers and dealers for sale
    of shares of Alliance mutual funds. . . . . . . . . . .          52,923        30,976
Investments, available-for-sale . . . . . . . . . . . . . .          17,381        35,966
Furniture, equipment and leasehold improvements, net. . . .          72,142        57,483
Intangible assets, net. . . . . . . . . . . . . . . . . . .          99,160       234,404
Deferred sales commissions, net . . . . . . . . . . . . . .         205,798       175,172
Other assets. . . . . . . . . . . . . . . . . . . . . . . .          32,274        25,154
                                                                -----------   -----------
    Total assets. . . . . . . . . . . . . . . . . . . . . .     $   675,262   $   725,897
                                                                -----------   -----------
                                                                -----------   -----------

                            LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
    Accounts payable and accrued expenses . . . . . . . . .     $   108,007   $   103,427
    Payable to Alliance mutual funds for share purchases. .          77,205        55,468
    Accrued expenses under employee benefit plans . . . . .          93,294        51,633
    Debt    . . . . . . . . . . . . . . . . . . . . . . . .          19,096        24,658
    Minority interests in consolidated subsidiaries.. . . .           5,664        14,691
                                                                -----------   -----------
         Total liabilities. . . . . . . . . . . . . . . . .         303,266       249,877

Partners' capital . . . . . . . . . . . . . . . . . . . . .         371,996       476,020
                                                                -----------   -----------
         Total liabilities and partners' capital. . . . . .     $   675,262   $   725,897
                                                                -----------   -----------
                                                                -----------   -----------



        See accompanying notes to condensed consolidated financial statements.

                           ALLIANCE CAPITAL MANAGEMENT L.P.
                  Condensed Consolidated Statements of Income (Loss)

                                     (unaudited)
                       (in thousands, except per Unit amounts)


                                                                          Three Months Ended             Six Months Ended
                                                                      ------------------------      -------------------------
                                                                       6/30/97        6/30/96        6/30/97         6/30/96
                                                                      ---------      ---------      ---------      ----------
Revenues:
    Investment advisory and services fees:
         Alliance mutual funds . . . . . . . . . . . . . . . . .      $  86,747     $   71,849      $  172,741     $  139,673
         Separately managed accounts:
              Affiliated clients . . . . . . . . . . . . . . . .         13,290         11,768          25,844         21,866
              Third party clients. . . . . . . . . . . . . . . .         60,568         58,081         119,030        109,202
    Distribution plan fees from Alliance mutual funds... . . . .         49,306         40,582          96,553         79,065
    Shareholder servicing and administration fees. . . . . . . .         13,526         11,685          26,291         23,151
    Other revenues . . . . . . . . . . . . . . . . . . . . . . .          1,899          2,184           4,128          4,808
                                                                      ---------     ----------      ----------     ----------
                                                                        225,336        196,149         444,587        377,765
                                                                      ---------     ----------      ----------     ----------

Expenses:
    Employee compensation and benefits . . . . . . . . . . . . .         62,336         54,152         122,838        103,566
    Promotion and servicing:
         Distribution plan payments to financial intermediaries:
              Affiliated . . . . . . . . . . . . . . . . . . . .         14,956          7,701          24,041         14,692
              Third party. . . . . . . . . . . . . . . . . . . .         25,520         27,604          58,234         54,366
         Amortization of deferred sales commissions. . . . . . .         17,647         12,848          33,385         25,366
         Other . . . . . . . . . . . . . . . . . . . . . . . . .         15,044         13,179          29,849         24,309
    General and administrative.. . . . . . . . . . . . . . . . .         25,550         25,515          51,296         48,955
    Interest   . . . . . . . . . . . . . . . . . . . . . . . . .            619            472           1,292            714
    Amortization of intangible assets. . . . . . . . . . . . . .          2,621          4,181           5,243          7,094
    Reduction in recorded value of intangible assets . . . . . .        120,900          -             120,900          -
                                                                      ---------     ----------      ----------     ----------
                                                                        285,193        145,652         447,078        279,062
                                                                      ---------     ----------      ----------     ----------

Income (loss) before income taxes. . . . . . . . . . . . . . . .        (59,857)        50,497          (2,491)        98,703

    Income taxes . . . . . . . . . . . . . . . . . . . . . . . .          4,265          3,467           8,282          6,606
                                                                      ---------     ----------      ----------     ----------

Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .      $ (64,122)    $   47,030      $  (10,773)    $   92,097
                                                                      ---------     ----------      ----------     ----------
                                                                      ---------     ----------      ----------     ----------

Net income (loss) per Unit . . . . . . . . . . . . . . . . . . .      $   (0.74)    $     0.55      $   (0.12)     $    1.09
                                                                      ---------     ----------      ----------     ----------
                                                                      ---------     ----------      ----------     ----------



        See accompanying notes to condensed consolidated financial statements.

                           ALLIANCE CAPITAL MANAGEMENT L.P.
                        Condensed Consolidated Statements of
                             Changes in Partners' Capital

                                     (unaudited)
                                    (in thousands)




                                                                    Three Months Ended             Six Months Ended
                                                                 ------------------------      ------------------------
                                                                  6/30/97        6/30/96        6/30/97        6/30/96
                                                                 ---------      ---------      ---------      ---------
Partners' capital - beginning of period . . . . . . . . . .      $ 483,301      $ 455,038      $ 476,020      $ 406,709

    Net income (loss) . . . . . . . . . . . . . . . . . . .        (64,122)        47,030        (10,773)        92,097

    Capital contribution received from Alliance Capital
         Management Corporation . . . . . . . . . . . . . .            898            898          1,795          1,791

    Cash distributions to partners. . . . . . . . . . . . .        (50,988)       (43,243)      (101,001)       (84,245)

    Issuance of Units for acquisition of Cursitor . . . . .         --             --             --             42,816

    Proceeds from Unit options exercised. . . . . . . . . .          2,219            751          5,285          1,459

    Unrealized gain on investments. . . . . . . . . . . . .            664            126            646            255

    Foreign currency translation adjustment . . . . . . . .             24         --                 24           (282)
                                                                 ---------      ---------      ---------      ---------

Partners' capital - end of period . . . . . . . . . . . . .      $ 371,996      $ 460,600      $ 371,996      $ 460,600
                                                                 ---------      ---------      ---------      ---------
                                                                 ---------      ---------      ---------      ---------



        See accompanying notes to condensed consolidated financial statements.

                           ALLIANCE CAPITAL MANAGEMENT L.P.
                   Condensed Consolidated Statements of Cash Flows

                                     (unaudited)
                                    (in thousands)


                                                                                            Six Months Ended
                                                                                      ----------------------------
                                                                                       6/30/97             6/30/96
                                                                                      --------            --------
Cash flows from operating activities:
    Net income (loss)    . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(10,773)           $ 92,097
    Adjustments to reconcile net income (loss) to net cash provided from operating activities:
         Amortization and depreciation . . . . . . . . . . . . . . . . . . . .          44,043              36,519
         Reduction in recorded value of intangible assets. . . . . . . . . . .         120,900               --
         Other, net      . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,362               4,161
         Changes in assets and liabilities:
              (Increase) in fees receivable from Alliance
                   mutual funds, affiliated clients and third party clients. .          (6,978)             (2,613)
              (Increase) in receivable from brokers and dealers for sale
                   of shares of Alliance mutual funds. . . . . . . . . . . . .         (21,947)             (9,935)
              (Increase) in deferred sales commissions . . . . . . . . . . . .         (64,011)            (40,934)
              (Increase) decrease in other assets. . . . . . . . . . . . . . .          (6,239)              5,904
              Increase in accounts payable and accrued expenses. . . . . . . .           4,580               1,757
              Increase in payable to Alliance mutual funds for share
                   purchases . . . . . . . . . . . . . . . . . . . . . . . . .          21,737               7,307
              Increase in accrued expenses under employee benefit
                   plans, less deferred compensation . . . . . . . . . . . . .          40,106              28,506
                                                                                      --------            --------
                        Net cash provided from operating activities. . . . . .         123,780             122,769
                                                                                      --------            --------

Cash flows from investing activities:
    Proceeds from sale of investments. . . . . . . . . . . . . . . . . . . . .         163,621              70,521
    Purchase of investments. . . . . . . . . . . . . . . . . . . . . . . . . .        (144,390)            (43,754)
    Acquisitions, net    . . . . . . . . . . . . . . . . . . . . . . . . . . .           --                (90,576)
    Additions to furniture, equipment and leasehold
         improvements, net . . . . . . . . . . . . . . . . . . . . . . . . . .         (20,354)             (4,682)
                                                                                      --------            --------
                        Net cash used in investing activities. . . . . . . . .          (1,123)            (68,491)
                                                                                      --------            --------

Cash flows from financing activities:
    Repayment of debt    . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,396)                (30)
    Distributions to partners. . . . . . . . . . . . . . . . . . . . . . . . .        (101,001)            (84,245)
    Capital contribution received from Alliance Capital Management
         Corporation     . . . . . . . . . . . . . . . . . . . . . . . . . . .             295                 291
    Unit options exercised . . . . . . . . . . . . . . . . . . . . . . . . . .           5,285               1,459
                                                                                      --------            --------
                        Net cash used in financing activities. . . . . . . . .        (100,817)            (82,525)
                                                                                      --------            --------

Effect of exchange rate changes on cash and cash equivalents . . . . . . . . .              24                (273)
                                                                                      --------            --------

Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . .          21,864             (28,520)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . .          57,441             124,256
                                                                                      --------            --------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . .        $ 79,305            $ 95,736
                                                                                      --------            --------
                                                                                      --------            --------


        See accompanying notes to condensed consolidated financial statements.

                           ALLIANCE CAPITAL MANAGEMENT L.P.
                 Notes to Condensed Consolidated Financial Statements
                                    June 30, 1997

                                     (unaudited)

1.  BASIS OF PRESENTATION

    The unaudited interim condensed consolidated financial statements of Alliance Capital Management L.P. (the "Partnership") included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) financial position at June 30, 1997, (b) results of operations for the three months and six months ended June 30, 1997 and 1996 and (c) cash flows for the six months ended June 30, 1997 and 1996, have been made.

2.  RECLASSIFICATION

    Certain prior period amounts have been reclassified to conform to the current period presentation.

3.  INTANGIBLE ASSETS


    Intangible assets consist of (in thousands):
                                                            6/30/97    12/31/96
                                                            -------    --------
    Goodwill (net of accumulated
      amortization of $12,030 and $9,856, respectively)     $78,799    $116,721
    Contracts of businesses acquired (net of accumulated
      amortization of $29,838 and $26,768, respectively)     20,361     117,683
                                                            -------    --------
                                                            $99,160    $234,404
                                                            -------    --------
                                                            -------    --------

    The Partnership evaluates impairment of its intangible assets by comparing the undiscounted cash flows expected to be realized from those assets to their recorded values pursuant to Statement of Financial Accounting Standards No. 121 (SFAS 121 ) "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF". If the expected future cash flows are less than the carrying value of intangible assets, the Partnership recognizes an impairment loss for the difference between the carrying amount and the estimated fair value of those intangible assets.

    During the second quarter of 1997, management of the Partnership determined that the assets of Cursitor Holdings, L.P. and the stock of Cursitor Holdings Limited (collectively "Cursitor") acquired on February 29, 1996 were impaired and reduced the remaining unamortized recorded value of the intangible assets associated with the Cursitor acquisition by $120.9 million to $20.4 million. This non-cash charge reflects the Partnership's view that the decline in Cursitor's assets under management and its reduced profitability no longer supported the remaining unamortized cost of its investment.

4.  DEFERRED SALES COMMISSIONS

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

    On September 26, 1996, the United States District Court for the Southern District of New York granted the defendants' motion to dismiss all counts of the Complaint. On October 11, 1996, plaintiffs filed a motion for reconsideration of the Court's decision granting defendants' motion to dismiss the Complaint. On November 25, 1996, the Court denied plaintiffs' motion for reconsideration. On October 29, 1996, plaintiffs filed a motion for leave to file an amended complaint. The principal allegations of the proposed amended complaint are that the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities and that two advertisements used by the Fund misrepresented the risks of investing in the Fund. Plaintiffs also reiterated allegations in the Complaint that the Fund failed to hedge against the risks of investing in foreign securities despite representations that it would do so. On July 15, 1997, the Court denied plaintiffs' motion for leave to file an amended complaint and ordered that the case be dismissed. Plaintiffs have until August 18, 1997 to file an appeal to the Second Circuit Court of Appeals. While the ultimate outcome of this matter cannot be determined at this time, management of the Partnership does not expect that it will have a material adverse effect on the Partnership's results of operations or financial condition.

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

7.  NET INCOME PER UNIT

    Net income per Unit is derived by reducing net income for each period by 1% for the general partnership interest held by the General Partner and dividing the remaining 99% by the weighted average number of Units outstanding, Unit equivalents and Units issuable upon conversion of the Class A Limited Partnership Interest during each period. The aggregate weighted average number of Units outstanding used in computing net income per Unit was 85,422,000 and 84,702,000 for the three months ended June 30, 1997 and 1996, respectively, and 85,444,000 and 83,905,000 for the six months ended June 30, 1997 and 1996, respectively.

8.  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash payments for interest and income taxes were as follows (in thousands):


                                Three Months Ended          Six Months Ended
                                      June 30,                  June 30,
                              --------------------       --------------------
                               1997          1996         1997          1996
                              ------        ------       ------        ------
      Interest . . . . . .    $   81        $   85       $  246        $  251
      Income taxes . . . .     3,913         3,636        6,566         6,259

9.  ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "EARNINGS PER SHARE" which will be effective commencing with the Partnership's financial statements for the year ended December 31, 1997. Upon adoption of SFAS 128, the Partnership will present "basic" earnings per Unit and "diluted" earnings per Unit. Basic earnings per Unit will be computed by dividing income available to Unitholders by the weighted average number of Units outstanding for each period. Diluted earnings per Unit will give effect to all Units which may be issuable and have a dilutive effect during each period and will be computed in a manner similar to the Partnership's current computation of earnings per Unit.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130) "REPORTING COMPREHENSIVE INCOME". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately in the partners'capital section of the statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Partnership intends to adopt SFAS 130 and provide the required supplemental disclosures in its 1998 financial statements.


    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS 131) "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". SFAS 131 establishes standards for the way public business enterprises report information about operating segments in their annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information will be required to be reported on the basis used by management for evaluating segment performance and for deciding how to allocate resources to segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997 but need not be applied to interim reporting in the initial year of adoption. The Partnership intends to adopt SFAS 131 and provide the required supplemental disclosures in its 1998 annual report.

10. SUBSEQUENT EVENTS

    On July 31, 1997, the Board of Directors of the General Partner declared a distribution of $54,457,000 or $0.64 per Unit representing the Available Cash Flow (as defined in the Partnership Agreement) of the Partnership for the three months ended June 30, 1997. The distribution is payable on August 21, 1997 to holders of record on August 14, 1997.

    Under prior tax law, the exemption from Federal income taxes for certain publicly traded limited partnerships, including the Partnership, would have expired on December 31, 1997. However, the Taxpayer Relief Act of 1997, signed into law on August 5, 1997, includes the option for certain publicly traded partnerships, including the Partnership, to maintain partnership tax status after 1997 and pay a tax of 3.5% of partnership gross income from the active conduct of a trade or business. The Partnership intends to utilize this option and remain a publicly traded partnership.

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

On February 29, 1996, the Partnership acquired substantially all of the assets and liabilities of Cursitor Holdings, L.P. ("CHLP") and all of the outstanding shares of Cursitor Holdings Limited, currently Cursitor Alliance Holdings Limited, (collectively, "Cursitor"). The acquisition was accounted for under the purchase method with the results of Cursitor from the date of acquisition included in the Partnership's condensed consolidated financial statements. Cursitor specializes in providing global asset allocation services to U.S. and non-U.S. institutional investors. Due to Cursitor's poor investment results, Cursitor has experienced significant client account terminations and asset outflows. Cursitor's assets under management aggregated $4.9 billion at July 31, 1997 a decrease of $3.5 billion from $8.4 billion at December 31, 1996.

The Partnership evaluates impairment of its intangible assets by comparing the undiscounted cash flows expected to be realized from those assets to their recorded values pursuant to Statement of Financial Accounting Standards No. 121 (SFAS 121) "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF". If the expected future cash flows are less than the carrying value of intangible assets, the Partnership recognizes an impairment loss for the difference between the carrying amount and the estimated fair value of those intangible assets. During the second quarter of 1997, management of the Partnership determined that the Cursitor intangible assets were impaired and reduced the remaining unamortized recorded value of the intangible assets associated with the Cursitor acquisition by $120.9 million to $20.4 million. This non-cash charge reflects the Partnership's view that the decline in Cursitor's assets under management and its reduced profitability no longer supported the remaining unamortized cost of its investment.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


(Dollars & Units in millions,                   Three months ended                           Six months ended
    except per Unit amounts)           6/30/97        6/30/96       % Change       6/30/97        6/30/96       % Change
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                     $(64.1)         $47.0         (236.4)%       $(10.8)         $92.1         (111.7)%
Net income (loss) per Unit            $(0.74)         $0.55         (234.5)        $(0.12)         $1.09         (111.0)
Weighted average number of Units and
    Unit equivalents outstanding        85.4           84.7            0.8           85.4           83.9            1.8
Operating margin*                       27.1%          25.7%                         26.6%          26.1%
--------------------------------------------------------------------------------------------------------------------------

*Excludes the reduction in recorded value of  intangible assets


ASSETS UNDER MANAGEMENT

(Dollars in billions)              6/30/97        6/30/96       $ Change       % Change
----------------------------------------------------------------------------------------
Alliance mutual funds:
    Mutual funds                  $32.5          $24.9           $7.6           30.5%
    Cash management products       18.7           16.1            2.6           16.1
    Variable products              20.5           14.8            5.7           38.5
----------------------------------------------------------------------------------------
                                   71.7           55.8           15.9           28.5
----------------------------------------------------------------------------------------
Separately managed accounts:
    Active equity & balanced       61.4           49.3           12.1           24.5
    Active fixed                   39.2           35.7            3.5            9.8
    Index                          21.6           17.1            4.5           26.3
    Asset allocation                5.4           10.3           (4.9)         (47.6)
----------------------------------------------------------------------------------------
                                  127.6          112.4           15.2           13.5
----------------------------------------------------------------------------------------
Total                            $199.3         $168.2          $31.1           18.5%
----------------------------------------------------------------------------------------


AVERAGE ASSETS UNDER MANAGEMENT


                                            Three months ended                           Six months ended
(Dollars in billions)              6/30/97       6/30/96        % Change        6/30/97       6/30/96       % Change
--------------------------------------------------------------------------------------------------------------------
Alliance mutual funds             $67.9        $  54.7           24.1%         $66.8        $  53.1           25.8%
Separately managed accounts:
    Affiliated clients             27.6           24.5           12.7           27.1           24.1           12.4
    Third party clients            94.4           87.5            7.9           94.3           83.5           12.9
--------------------------------------------------------------------------------------------------------------------
Total                            $189.9         $166.7           13.9%        $188.2         $160.7           17.1%
--------------------------------------------------------------------------------------------------------------------


Assets under management at June 30, 1997 were $199.3 billion, an increase of $31.1 billion or 18.5% from June 30, 1996 and an increase of $16.5 billion or 9.0% from December 31, 1996. Alliance mutual fund assets under management at June 30, 1997 were $71.7 billion, an increase of $15.9 billion or 28.5% from June 30, 1996, due principally to market appreciation of $8.0 billion and net sales of Alliance mutual funds of $7.9 billion. Separately managed account assets under management at June 30, 1997 were $127.6 billion, an increase of $15.2 billion or 13.5% from June 30, 1996. This increase was primarily due to market appreciation of $19.3 billion and net asset additions to affiliated client accounts of $2.6 billion, offset partially by net third party client account terminations and asset withdrawals of $6.8 billion, primarily attributable to the Cursitor accounts.

REVENUES
                                                             Three months ended                   Six months ended
(Dollars in millions)                                  6/30/97     6/30/96    % Change    6/30/97     6/30/96     % Change
--------------------------------------------------------------------------------------------------------------------------
Investment advisory and services fees:
    Alliance mutual funds                             $86.7       $71.8        20.8%     $172.7      $139.6        23.7%
    Separately managed accounts:
         Affiliated clients                            13.3        11.8        12.7        25.8        21.9        17.8
         Third party clients                           60.6        58.1         4.3       119.1       109.2         9.1
Distribution plan fees from Alliance mutual funds      49.3        40.6        21.4        96.6        79.1        22.1
Shareholder servicing and administration fees          13.5        11.6        16.4        26.3        23.2        13.4
Other revenues                                          1.9         2.2       (13.6)        4.1         4.8       (14.6)
--------------------------------------------------------------------------------------------------------------------------
Total revenues                                       $225.3      $196.1        14.9%     $444.6      $377.8        17.7%
--------------------------------------------------------------------------------------------------------------------------

Investment advisory and services fees were $160.6 million for the three months ended June 30, 1997, an increase of $18.9 million or 13.3% over the prior year period. In general, the Partnership's investment advisory and services fees are based on the market value of assets under management and vary with the type of account managed. Investment advisory agreements for certain accounts provide for performance fees in addition to a base fee. Performance fees are earned when investment performance exceeds a contractually agreed upon benchmark and, accordingly, may increase the volatility of both the Partnership's revenues and earnings.

Investment advisory fees from Alliance mutual funds increased $14.9 million or 20.8% for the three months and $33.1 million or 23.7% for the six months primarily as a result of a 24.1% and 25.8% increase in average assets under management for the three and six months ended June 30, 1997, respectively.

Investment advisory fees from affiliated clients, primarily the General Accounts of ELAS, increased $1.5 million or 12.7% for the three months and $3.9 million or 17.8% for the six months due principally to an increase in average assets under management of 12.7% for the three months and 12.4% for the six months ended June 30, 1997, respectively. An increase in performance fees of $0.5 and $1.7 million for the three months and six months ended June 30, 1997, respectively, also contributed to the increase in affiliated client advisory fees.

Investment advisory and services fees from third party clients increased $2.5 million or 4.3% for the three months and $9.9 million or 9.1% for the six months due principally to an increase in average assets under management of 7.9% for the three months and 12.9% for the six months ended June 30, 1997, respectively. The increase in third party clients average assets under management is primarily a result of market appreciation offset partially by net third party clients outflows, primarily global asset allocation accounts. A decrease in performance fees of $1.4 million for the three months and $1.2 million for the six months partially offset the increased fees.

Distribution plan fees increased primarily due to higher average equity mutual fund and cash management assets under management. The increase in distribution plan fees for equity mutual funds is principally due to market appreciation and net sales of Class B Shares of these funds under the Partnership's mutual fund distribution system described under "Capital Resources and Liquidity".

The increase in shareholder servicing and administration fees was primarily due to an increase in the number of mutual fund shareholder accounts serviced by the Partnership's subsidiaries from June 30, 1996. At June 30, 1997, the Partnership's subsidiaries serviced approximately 2.9 million shareholder accounts.


EXPENSES
                                                Three months ended                            Six months ended
(Dollars in millions)                  6/30/97         6/30/96       % Change       6/30/97        6/30/96       % Change
-------------------------------------------------------------------------------------------------------------------------
Employee compensation and benefits     $62.3          $54.2           14.9%        $122.8         $103.6           18.5%
Promotion and servicing                 73.2           61.3           19.4          145.6          118.7           22.7
General and administrative              25.6           25.5            0.4           51.3           49.0            4.7
Interest                                 0.6            0.5           20.0            1.3            0.7           85.7
Amortization of intangible assets        2.6            4.2          (38.1)           5.2            7.1          (26.8)
Reduction in recorded value
  of intangible assets                 120.9           -               -            120.9            -              -
-------------------------------------------------------------------------------------------------------------------------
Total expenses                        $285.2         $145.7           95.7%        $447.1         $279.1           60.2%
-------------------------------------------------------------------------------------------------------------------------


Employee compensation and benefits increased primarily as a result of higher incentive compensation, attributable to increased operating earnings and increased base compensation, principally due to an increase in the number of employees from 1,446 at June 30, 1996 to 1,622 at June 30, 1997 resulting from the expansion of the Partnership's mutual fund operations and its administration and technology departments combined with salary increases.

Promotion and servicing expenses include distribution plan payments to financial intermediaries for distribution of the Partnership's sponsored mutual funds and cash management services' products and amortization of deferred sales commissions paid to financial intermediaries under the System. Also included in this expense category are travel and entertainment, advertising, promotional materials and investment meetings and seminars for financial intermediaries that distribute the

Partnership's mutual fund products. Promotion and servicing expenses increased primarily due to increased distribution plan payments resulting from higher average cash management and equity mutual fund assets under management. Higher cash management promotional and servicing costs, increased international travel and increased mutual fund advertising also contributed to the increase in promotion and servicing.

The increase in general and administrative expenses was due principally to higher systems consulting expenses associated with technology initiatives and higher occupancy costs incurred in connection with the Partnership's expansion of its international operations.

The decrease in amortization of intangible assets was due principally to a decrease in amortization of costs assigned to investment management contracts of ACMC, Inc., the predecessor of the Partnership which was acquired by ELAS in 1985. The costs assigned to these contracts were fully amortized as of December 31, 1996.

The Partnership recorded a non-cash charge of $120.9 million during the second quarter of 1997 to reduce the remaining unamortized recorded value of the intangible assets associated with the Cursitor acquisition to estimated fair value. This non-cash charge reflects the Partnership's view that the decline in Cursitor's assets under management and its reduced profitability no longer supported the remaining unamortized cost of its investment.

The Partnership generally is not subject to Federal, state and local income taxes, with the exception of the New York City unincorporated business tax, which is currently imposed at a rate of 4%. Domestic subsidiaries of the Partnership are subject to Federal, state and local income taxes. Subsidiaries organized and operating outside the United States are generally subject to taxes in the foreign jurisdications where they are located. The provision for income taxes increased for the three and six months primarily as a result of the increase in taxable income of the Partnership and certain of its corporate subsidiaries.

Under prior tax law, the exemption from Federal income taxes for certain publicly traded partnerships, including the Partnership, would have expired on December 31, 1997. However, the Taxpayer Relief Act of 1997, signed into law on August 5, 1997, includes the option for certain publicly traded partnerships, including the Partnership, to maintain partnership tax status after 1997 and pay a tax, beginning 1998, of 3.5% of partnership gross income from the active conduct of a trade or business. The Partnership intends to utilize this option and remain a publicly traded partnership. The Partnership estimates that this additional tax will reduce net income and cash distributions by approximately 10% to 12%.

CAPITAL RESOURCES AND LIQUIDITY

Partners' capital decreased $104.0 million to $372.0 million at June 30, 1997 from $476.0 million at December 31, 1996. The decrease was primarily due to the non-cash charge of $120.9 million to reduce the value of intangible assets associated with the acquisition of Cursitor to estimated fair value.

The Partnership's cash and cash equivalents increased by $21.9 million for the six months ended June 30, 1997. Cash inflows included $123.8 million from operations, $19.2 million of proceeds from net sales of investments in Alliance mutual funds and $5.3 million in proceeds from options exercised under the Partnership's Unit Option Plans. Cash outflows included cash distributions to Unitholders of $101.0 million, capital expenditures of $20.4 million and a $5.4 million principal repayment of the notes issued in connection with the Cursitor acquisition.

The Partnership acquired Cursitor on February 29, 1996 for approximately $159.0 million. The purchase price consisted of cash payments of $94.3 million, 1,764,115 Units with an aggregate value at February 29, 1996 of $43.2 million, and notes in the aggregate principal amount of $21.5 million ("Notes"). The Notes bear interest at 6% per annum and are payable ratably over the next four years. Acquisition costs of $4.0 million were also incurred. Certain agreements relating to the Cursitor acquisition were amended during the second quarter of 1997. Under certain circumstances, through February 28, 2006, the Partnership has an option to purchase CHLP's minority interest in Cursitor Alliance LLC ("Cursitor Alliance"), a subsidiary formed at the time of the acquisition of Cursitor, and CHLP has an option to sell its minority interest in Cursitor Alliance to the Partnership for cash, Units, or a combination thereof of not less than $10.0 million or more than $37.0 million ("Buyout Price"). The Buyout Price will be determined based on the amount of global asset allocation investment advisory revenues earned by Cursitor Alliance. If either option is exercised, the payment of the Buyout Price will be accounted for as an increase in the Cursitor purchase price.

The Partnership's mutual fund distribution system (the "System") includes four distribution options. The System permits the Partnership's open-end mutual funds to offer investors the option of purchasing shares (a) subject to a conventional front-end sales charge ("Class A Shares"), (b) without a front-end sales charge but subject to a contingent deferred sales charge payable by shareholders ("CDSC") and higher distribution fees payable by the funds ("Class B Shares"), (c) without a front-end sales charge and, if the shares are held for at least one year, CDSC combined with higher distribution fees payable by the funds ("Class C Shares") or (d) without a front-end sales charge, CDSC or ongoing distribution fees payable by the funds ("Advisor Class Shares"). During the six months ended June 30, 1997, payments made to financial intermediaries in connection with the sale of Class B and C Shares under the System, net of CDSC received, totaled approximately $64.0 million.

As of June 30, 1997, the Partnership had not issued any commercial paper under its $100 million commercial paper program and there were no borrowings outstanding under the Partnership's $250 million five year revolving credit facility. During July 1997, the Partnership borrowed $15.0 million under its revolving credit facility to finance capital requirements for mutual fund sales. The revolving credit facility contains covenants which require the Partnership, among other things, to meet certain financial ratios.

The Partnership's strong equity base and access to public and private debt, at competitive interest rates and other terms should provide adequate liquidity for its general business needs. Management of the Partnership believes that cash flow from operations and the issuance of debt and Units will provide the Partnership with the financial resources to take advantage of strategic growth opportunities, to finance capital requirements for mutual fund sales and to meet the Partnership's other capital requirements.

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

                                        Three months ended            Six months ended
                                     6/30/97        6/30/96        6/30/97        6/30/96
------------------------------------------------------------------------------------------
Available Cash Flow (in thousands)   $54,457        $44,757       $105,446        $88,000
Distributions Per Unit               $  0.64        $  0.53       $   1.24        $  1.05
------------------------------------------------------------------------------------------


FORWARD - LOOKING STATEMENTS

Certain statements provided by the Partnership in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of such factors include, but are not limited to, the following: the performance of financial markets, the investment performance of the Partnership's sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions and government regulations, including changes in tax rates. The Partnership cautions readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; the Partnership undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

                                       Part II


                                  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         On July 15, 1997 the Court denied plaintiffs' motion for leave to file an amended complaint and dismissed the legal proceeding reported in the Alliance Capital Management L.P. Form 10-K for the year ended December 31, 1996. Plaintiffs have until August 18, 1997 to file an appeal with the Second Circuit Court of Appeals.

Item 2.  CHANGES IN SECURITIES


         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         None.

    (b)  Reports on Form 8-K

         Alliance Capital Management L.P. filed a Report on Form 8-K dated June 26, 1997 with respect to a press release issued on June 24, 1997 announcing a proposed change in structure to address a possible year-end change in its tax status and a non-cash write-down for its Cursitor investment.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: August 14, 1997            By:  Alliance Capital Management
                                       Corporation, its General Partner


                                  By:  /s/ Robert H. Joseph, Jr.
                                       --------------------------------
                                       Robert H. Joseph, Jr.
                                       Senior Vice President &
                                       Chief Financial Officer