Form 10-Q
period 1997-09-30
ALLIANCE CAPITAL MANAGEMENT LP
filed 1997-11-12
CIK 825313

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1997
                              --------------------------------------------------

                                          OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                              ---------------------  ---------------------------

Commission File No.    1-9818
                   -------------------------------------------------------------

                           ALLIANCE CAPITAL MANAGEMENT L.P.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

             Delaware                                    13-3434400
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1345 Avenue of the Americas, New York, NY          10105
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


                       Yes     X       No
                          -----------     -----------

The number of Units representing assignments of beneficial ownership of Limited Partnership Interests outstanding as of September 30, 1997 was 83,788,143 Units.

                           ALLIANCE CAPITAL MANAGEMENT L.P.

                                  Index to Form 10-Q


                                        Part I

                                FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS                                             Page
                                                                          ----

         Condensed Consolidated Statements of Financial Condition           2

         Condensed Consolidated Statements of Income                        3

         Condensed Consolidated Statements of Changes in
           Partners' Capital                                                4

         Condensed Consolidated Statements of Cash Flows                    5

         Notes to Condensed Consolidated Financial Statements              6-9


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                            10-15




                                       Part II

                                  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS                                                 16

Item 2.  CHANGES IN SECURITIES                                             16

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                   16

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF                                16
           SECURITY HOLDERS

Item 5.  OTHER INFORMATION                                                 16

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  17

                                        Part I

                                FINANCIAL INFORMATION



Item 1.   FINANCIAL STATEMENTS


                           ALLIANCE CAPITAL MANAGEMENT L.P.
               Condensed Consolidated Statements of Financial Condition

                                    (in thousands)


                                                 ASSETS                      9/30/97       12/31/96
                                                 ------                    -----------    ----------
                                                                           (unaudited)
Cash and cash equivalents.. . . . . . . . . . . . . . . . . . . . . .       $101,377      $  57,441
Fees receivable:
    Alliance mutual funds.. . . . . . . . . . . . . . . . . . . . . .         54,652         46,483
    Separately managed accounts:
         Affiliated clients . . . . . . . . . . . . . . . . . . . . .          4,422          4,479
         Third party clients. . . . . . . . . . . . . . . . . . . . .         61,579         58,339
Receivable from brokers and dealers for sale
    of shares of Alliance mutual funds. . . . . . . . . . . . . . . .         60,815         30,976
Investments, available-for-sale . . . . . . . . . . . . . . . . . . .         64,551         35,966
Furniture, equipment and leasehold improvements, net. . . . . . . . .         77,032         57,210
Intangible assets, net. . . . . . . . . . . . . . . . . . . . . . . .         98,280        234,404
Deferred sales commissions, net . . . . . . . . . . . . . . . . . . .        227,747        175,172
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         31,829         25,427
                                                                            --------       --------
    Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . .       $782,284       $725,897
                                                                            --------       --------
                                                                            --------       --------

                                  LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and accrued expenses . . . . . . . . . . . . . .       $124,038       $103,427
    Payable to Alliance mutual funds for share purchases. . . . . . .         90,133         55,468
    Accrued expenses under employee benefit plans . . . . . . . . . .        118,747         51,633
    Debt    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         58,527         24,658
    Minority interests in consolidated subsidiaries.. . . . . . . . .          4,177         14,691
                                                                            --------       --------
         Total liabilities. . . . . . . . . . . . . . . . . . . . . .        395,622        249,877

Partners' capital . . . . . . . . . . . . . . . . . . . . . . . . . .        386,662        476,020
                                                                            --------       --------
         Total liabilities and partners' capital. . . . . . . . . . .       $782,284       $725,897
                                                                            --------       --------
                                                                            --------       --------


        See accompanying notes to condensed consolidated financial statements.

                           ALLIANCE CAPITAL MANAGEMENT L.P.
                     Condensed Consolidated Statements of Income

                                     (unaudited)
                       (in thousands, except per Unit amounts)

                                                                           Three Months Ended           Nine Months Ended
                                                                        -----------------------       ----------------------
                                                                        9/30/97         9/30/96       9/30/97        9/30/96
                                                                        -------         -------       -------        -------
Revenues:
    Investment advisory and services fees:
         Alliance mutual funds . . . . . . . . . . . . . . . . . . .   $102,957        $72,980       $275,698       $212,653
         Separately managed accounts:
              Affiliated clients . . . . . . . . . . . . . . . . . .     12,665         10,833         38,509         32,699
              Third party clients. . . . . . . . . . . . . . . . . .     62,363         57,907        181,393        167,109
    Distribution plan fees from Alliance mutual funds... . . . . . .     56,764         42,032        153,317        121,097
    Shareholder servicing and administration fees. . . . . . . . . .     13,859         11,990         40,150         35,141
    Other revenues . . . . . . . . . . . . . . . . . . . . . . . . .      2,240          2,256          6,368          7,064
                                                                       --------        -------       --------       --------
                                                                        250,848        197,998        695,435        575,763
                                                                       --------        -------       --------       --------

Expenses:
    Employee compensation and benefits . . . . . . . . . . . . . . .     66,061         53,774        188,899        157,340
    Promotion and servicing:
         Distribution plan payments to financial intermediaries:
              Affiliated . . . . . . . . . . . . . . . . . . . . . .     15,407          7,828         39,448         22,520
              Third party. . . . . . . . . . . . . . . . . . . . . .     30,655         29,170         88,889         83,536
         Amortization of deferred sales commissions. . . . . . . . .     19,266         13,406         52,651         38,772
         Other . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,959         11,714         44,808         36,023
    General and administrative.. . . . . . . . . . . . . . . . . . .     31,709         24,584         83,005         73,539
    Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . .        713            605          2,005          1,319
    Amortization of intangible assets. . . . . . . . . . . . . . . .        881          4,259          6,124         11,353
    Reduction in recorded value of intangible assets . . . . . . . .        -              -          120,900            -
                                                                       --------        -------       --------       --------
                                                                        179,651        145,340        626,729        424,402
                                                                       --------        -------       --------       --------

Income before income taxes . . . . . . . . . . . . . . . . . . . . .     71,197         52,658         68,706        151,361

    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .      4,988          3,701         13,270         10,307
                                                                       --------        -------       --------       --------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 66,209        $48,957       $ 55,436       $141,054
                                                                       --------        -------       --------       --------
                                                                       --------        -------       --------       --------
Net income per Unit. . . . . . . . . . . . . . . . . . . . . . . . .   $   0.76        $  0.57       $   0.64       $   1.66
                                                                       --------        -------       --------       --------
                                                                       --------        -------       --------       --------


        See accompanying notes to condensed consolidated financial statements.

                           ALLIANCE CAPITAL MANAGEMENT L.P.
                        Condensed Consolidated Statements of
                             Changes in Partners' Capital

                                     (unaudited)
                                    (in thousands)

                                                                          Three Months Ended             Nine Months Ended
                                                                        ----------------------        ----------------------
                                                                        9/30/97        9/30/96        9/30/97        9/30/96
                                                                        -------        -------        -------        -------
Partners' capital - beginning of period. . . . . . . . . . . . .       $371,996       $460,600       $476,020       $406,709

    Net income . . . . . . . . . . . . . . . . . . . . . . . . .         66,209         48,957         55,436        141,054

    Capital contribution received from Alliance Capital
         Management Corporation. . . . . . . . . . . . . . . . .            898            897          2,694          2,688

    Cash distributions to partners . . . . . . . . . . . . . . .        (54,504)       (44,757)      (155,505)      (129,002)

    Issuance of Units for acquisition of Cursitor. . . . . . . .           --             --             --           42,816

    Proceeds from Unit options exercised . . . . . . . . . . . .          1,592          1,943          6,876          3,402

    Unrealized gain (loss) on investments. . . . . . . . . . . .            471            (60)         1,117            195

    Foreign currency translation adjustment. . . . . . . . . . .           --              (78)            24           (360)
                                                                       --------       --------       --------       --------
Partners' capital - end of period. . . . . . . . . . . . . . . .       $386,662       $467,502       $386,662       $467,502
                                                                       --------       --------       --------       --------
                                                                       --------       --------       --------       --------


        See accompanying notes to condensed consolidated financial statements.

                           ALLIANCE CAPITAL MANAGEMENT L.P.
                   Condensed Consolidated Statements of Cash Flows

                                     (unaudited)
                                    (in thousands)

                                                                                          Nine Months Ended
                                                                                       ----------------------
                                                                                       9/30/97        9/30/96
                                                                                       -------        -------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 55,436       $141,054
  Adjustments to reconcile net income to net cash provided
    from operating activities:
    Amortization and depreciation . . . . . . . . . . . . . . . . . . . . . . . . .     67,229         56,205
    Reduction in recorded value of intangible assets. . . . . . . . . . . . . . . .    120,900          --
    Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,418          6,182
    Changes in assets and liabilities:
         (Increase) in fees receivable from Alliance mutual funds,
           affiliated clients and third party clients . . . . . . . . . . . . . . .    (11,352)        (2,198)
         (Increase) in receivable from brokers and dealers for sale
           of shares of Alliance mutual funds . . . . . . . . . . . . . . . . . . .    (29,839)       (12,183)
         (Increase) in deferred sales commissions . . . . . . . . . . . . . . . . .   (105,226)       (59,600)
         (Increase) decrease in other assets. . . . . . . . . . . . . . . . . . . .     (6,689)         1,007
         Increase in accounts payable and accrued expenses. . . . . . . . . . . . .     19,027         20,177
         Increase in payable to Alliance mutual funds for share
           purchases. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     34,665         16,752
         Increase in accrued expenses under employee benefit
           plans, less deferred compensation. . . . . . . . . . . . . . . . . . . .     64,764         48,511
                                                                                      --------       --------
             Net cash provided from operating activities. . . . . . . . . . . . . .    213,333        215,907
                                                                                      --------       --------

Cash flows from investing activities:
  Purchase of investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (317,612)       (79,015)
  Proceeds from sale of investments . . . . . . . . . . . . . . . . . . . . . . . .    290,145         86,487
  Acquisitions, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      --           (99,551)
  Additions to furniture, equipment and leasehold
    improvements, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (28,324)        (9,442)
                                                                                      --------       --------
              Net cash used in investing activities . . . . . . . . . . . . . . . .    (55,791)      (101,521)
                                                                                      --------       --------

Cash flows from financing activities:
  Proceeds from borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     55,000             --
  Repayment of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (20,444)           (46)
  Distributions to partners . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (155,505)      (129,002)
  Capital contribution received from Alliance Capital Management
    Corporation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        443            439
  Unit options exercised. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,876          3,402
                                                                                      --------       --------
              Net cash used in financing activities . . . . . . . . . . . . . . . .   (113,630)      (125,207)
                                                                                      --------       --------
Effect of exchange rate changes on cash and cash equivalents  . . . . . . . . . . .         24           (269)
                                                                                      --------       --------
Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . . . .     43,936        (11,090)
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . . . .     57,441        124,256
                                                                                      --------       --------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . . . .   $101,377       $113,166
                                                                                      --------       --------
                                                                                      --------       --------


        See accompanying notes to condensed consolidated financial statements.

                           ALLIANCE CAPITAL MANAGEMENT L.P.
                 Notes to Condensed Consolidated Financial Statements
                                  September 30, 1997

                                     (unaudited)

1.  BASIS OF PRESENTATION

    The unaudited interim condensed consolidated financial statements of Alliance Capital Management L.P. (the "Partnership") included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) financial position at September 30, 1997, (b) results of operations for the three months and nine months ended September 30, 1997 and 1996 and (c) cash flows for the nine months ended September 30, 1997 and 1996, have been made.

2.  RECLASSIFICATION

    Certain prior period amounts have been reclassified to conform to the current period presentation.

3.  INTANGIBLE ASSETS

    Intangible assets consist of (in thousands):

                                                                        9/30/97       12/31/96
                                                                        -------       --------
    Goodwill (net of accumulated
       amortization of $12,638 and $9,856, respectively) . . . . . .    $78,191       $116,721
    Contracts of businesses acquired (net of accumulated
       amortization of $30,111 and $26,768, respectively). . . . . .     20,089        117,683
                                                                        -------       --------
                                                                        $98,280       $234,404
                                                                        -------       --------
                                                                        -------       --------

    The Partnership evaluates impairment of its intangible assets by comparing the undiscounted cash flows expected to be realized from those assets to their recorded values pursuant to Statement of Financial Accounting Standards No. 121 (SFAS 121 ) "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ". If the expected future cash flows are less than the carrying value of intangible assets, the Partnership recognizes an impairment loss for the difference between the carrying amount and the estimated fair value of those intangible assets.

    During the second quarter of 1997, management of the Partnership determined that the value of the assets of Cursitor Holdings, L.P. and the stock of Cursitor Holdings Limited (collectively "Cursitor") acquired on February 29, 1996 was impaired and reduced the unamortized recorded value of the intangible assets associated with the Cursitor acquisition by $120.9 million to $20.4 million. This noncash charge reflected the Partnership's view that the decline in Cursitor's assets under management and its reduced profitability no longer supported the unamortized cost of its investment.

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

5.  CONTINGENCIES

    On July 25, 1995, a Consolidated and Supplemental Class Action Complaint ("Complaint") was filed against the Alliance North American Government Income Trust, Inc. (the "Fund"), the Partnership and certain other defendants affiliated with the Partnership alleging violations of federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. The Complaint which sought certification of a plaintiff class of persons who purchased or owned Class A, B or C shares of the Fund from March 27, 1992 through December 23, 1994 sought an unspecified amount of damages, costs, attorneys'
    fees and punitive damages.   The principal allegations are that the Fund
    purchased debt securities issued by the Mexican and Argentine governments in amounts that were not permitted by the Fund's investment objective, and that there was no shareholder vote to change the investment objective to permit purchases in such amounts. The Complaint further alleged that the decline in the value of the Mexican and Argentine securities held by the Fund caused the Fund's net asset value to decline to the detriment of the Fund's shareholders.

    On September 26, 1996, the United States District Court for the Southern District of New York granted the defendants' motion to dismiss all counts of the Complaint ("First Decision"). On October 11, 1996, plaintiffs filed a motion for reconsideration of the First Decision. On November 25, 1996, the District Court denied plaintiffs' motion for reconsideration of the First Decision. On October 29, 1997, the United States Court of Appeals for the Second Circuit issued an order granting defendants' motion to strike and dismissing plaintiffs' appeal of the First Decision.

    On October 29, 1996, plaintiffs filed a motion for leave to file an amended complaint. The principal allegations of the proposed amended complaint are that the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities and that two advertisements used by the Fund misrepresented the risks of investing in the Fund. Plaintiffs also alleged that the Fund failed to hedge against the risks of investing in foreign securities despite representations that it would do so. On July 15, 1997, the District Court denied plaintiffs' motion for leave to file an amended complaint and ordered that the case be dismissed ("Second Decision"). On October 29, 1997, the United States Court of Appeals for the Second Circuit dismissed plaintiffs' appeal of the Second Decision as premature on the grounds that the District Court failed to enter a final judgment in respect of the Second Decision. The Court of Appeals remanded the case back to the District Court with instructions to enter a final judgment in respect of the Second Decision.

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

    Under prior tax law, the exemption from Federal income taxes for certain publicly traded limited partnerships, including the Partnership, would have expired on December 31, 1997. However, the Taxpayer Relief Act of 1997, signed into law on August 5, 1997, includes the option for certain publicly traded partnerships, including the Partnership, to maintain partnership tax status after 1997 and pay a tax of 3.5% of partnership gross income from the active conduct of a trade or business. The Partnership intends to remain a publicly traded partnership.

7.  NET INCOME PER UNIT

    Net income per Unit is derived by reducing net income for each period by 1% for the general partnership interest held by the General Partner and dividing the remaining 99% by the weighted average number of Units outstanding, Unit equivalents and Units issuable upon conversion of the Class A Limited Partnership Interest during each period. The aggregate weighted average number of Units outstanding used in computing net income per Unit was 86,194,000 and 84,880,000 for the three months ended September 30, 1997 and 1996, respectively, and 85,736,000 and 84,222,000 for the nine months ended September 30, 1997 and 1996, respectively.

8.  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash payments for interest and income taxes were as follows (in thousands):

                          Three Months Ended        Nine Months Ended
                              September 30,            September 30,
                         -------------------       --------------------
                           1997       1996           1997        1996
                         ---------  --------       --------    --------
      Interest . . . . . $ 1,463    $    131       $  1,710    $    383
      Income taxes . . .   4,087       3,555         10,653       9,814

9.  ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "EARNINGS PER SHARE" which will be effective commencing with the Partnership's financial statements for the year ended December 31, 1997. Upon adoption of SFAS 128, the Partnership will present "basic" earnings per Unit and "diluted" earnings per Unit. Basic earnings per Unit will be computed by dividing income available to Unitholders by the weighted average number of Units outstanding for each period. Diluted earnings per Unit will give effect to all potentially dilutive Units outstanding during each period and will be computed in a manner similar to the Partnership's current computation of earnings per Unit.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130) "REPORTING COMPREHENSIVE INCOME". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately in the partners' capital section of the statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Partnership intends to adopt SFAS 130 and provide the required supplemental disclosures in its 1998 financial statements.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS 131) "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". SFAS 131 establishes standards for the way public business enterprises report information about operating segments in their annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Generally, financial information will be required to be reported on the basis used by management for evaluating segment performance and for deciding how to allocate resources to segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and need not be applied to interim reporting in the initial year of adoption. The Partnership intends to adopt SFAS 131 and provide the required supplemental disclosures in its 1998 annual report.

10. SUBSEQUENT EVENT

    On November 3, 1997, the Finance Committee of the Board of Directors of the General Partner declared a distribution of $63,042,000 or $0.74 per Unit representing the Available Cash Flow (as defined in the Partnership Agreement) of the Partnership for the three months ended September 30, 1997. The distribution is payable on November 28, 1997 to holders of record on November 20, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Alliance Capital Management L.P. (the "Partnership") offers a broad range of investment management products and services to meet the varied needs and objectives of individual and institutional investors. The Partnership derives substantially all of its revenues and net income from: (a) fees for investment advisory, distribution and related services provided to the Alliance mutual funds, and (b) fees for investment advisory services provided to affiliated clients including The Equitable Life Assurance Society of the United States ("ELAS"), a wholly-owned subsidiary of The Equitable Companies Incorporated ("Equitable"), and certain other ELAS affiliates and (c) fees for investment advisory services provided to unaffiliated separately managed accounts for institutional investors and high net-worth individuals ("third party clients"). The Alliance mutual funds consist of a broad range of open-end load and closed-end mutual funds ("mutual funds"), variable products including The Hudson River Trust ("HRT"), and cash management products, including money market funds and deposit accounts.

On February 29, 1996, the Partnership acquired substantially all of the assets and liabilities of Cursitor Holdings, L.P. ("CHLP") and all of the outstanding shares of Cursitor Holdings Limited, currently Cursitor Alliance Holdings Limited, (collectively, "Cursitor"). Cursitor specializes in providing global
asset allocation services to U.S. and non-U.S. institutional investors.   The
acquisition was accounted for under the purchase method with the results of Cursitor from the date of acquisition included in the Partnership's condensed consolidated financial statements. Due to its poor investment results, Cursitor experienced significant client account terminations and asset outflows. Cursitor's assets under management aggregated $4.0 billion at September 30, 1997 a decrease of $4.4 billion from $8.4 billion at December 31, 1996.

The Partnership evaluates impairment of its intangible assets by comparing the undiscounted cash flows expected to be realized from those assets to their recorded values pursuant to Statement of Financial Accounting Standards No. 121 (SFAS 121) "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF". During the second quarter of 1997, management of the Partnership determined that the Cursitor intangible assets were impaired and reduced the unamortized recorded value of the intangible assets associated with the Cursitor acquisition by $120.9 million to $20.4 million.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(Dollars & Units in millions,                   Three months ended                          Nine months ended
  except per Unit amounts)             9/30/97        9/30/96        % Change       9/30/97       9/30/96         % Change
--------------------------------------------------------------------------------------------------------------------------
Net income                            $66.2          $49.0            35.1%        $55.4         $141.1           (60.7)%
Net income  per Unit                  $0.76          $0.57            33.3         $0.64         $ 1.66           (61.4)
Weighted average number of Units and
  Unit equivalents outstanding         86.2           84.9             1.5          85.7           84.2             1.8
Operating margin*                      28.4%          26.6%            --           27.3%          26.3%            --


*Excludes the reduction in recorded value of the Cursitor intangible assets

ASSETS UNDER MANAGEMENT

(Dollars in billions)                  9/30/97        9/30/96        $ Change       % Change
--------------------------------------------------------------------------------------------
Alliance mutual funds(1):
    Mutual funds                      $ 38.1         $ 26.4          $11.7           44.3%
    Cash management products            20.4           17.2            3.2           18.6
    Variable products                   23.2           15.7            7.5           47.8
--------------------------------------------------------------------------------------------
                                        81.7           59.3           22.4           37.8
--------------------------------------------------------------------------------------------
Separately managed accounts(1):
    Active equity & balanced            66.9           51.6           15.3           29.7
    Active fixed                        41.3           36.1            5.2           14.4
    Index                               23.1           17.4            5.7           32.8
    Asset allocation                     4.3            9.3           (5.0)         (53.8)
--------------------------------------------------------------------------------------------
                                       135.6          114.4           21.2           18.5
--------------------------------------------------------------------------------------------
Total                                 $217.3         $173.7          $43.6           25.1%
--------------------------------------------------------------------------------------------

(1)Includes mutual fund and separately managed account assets under management of unconsolidated subsidiaries of $0.9 billion and $0.2 billion, respectively.

AVERAGE ASSETS UNDER MANAGEMENT

                                                 Three months ended                        Nine months ended
(Dollars in billions)                  9/30/97        9/30/96         % Change      9/30/97        9/30/96         % Change
---------------------------------------------------------------------------------------------------------------------------
Alliance mutual funds                 $ 76.6         $ 57.1           34.2%        $ 70.2         $ 54.5           28.8%
Separately managed accounts:
     Affiliated clients                 28.9           25.4           13.8           27.8           24.4           13.9
     Third party clients               104.7           86.3           21.3           97.9           84.3           16.1
---------------------------------------------------------------------------------------------------------------------------
Total                                 $210.2         $168.8           24.5%        $195.9         $163.2           20.0%
---------------------------------------------------------------------------------------------------------------------------

Assets under management at September 30, 1997 were $217.3 billion, an increase of $43.6 billion or 25.1% from September 30, 1996 and an increase of $34.5 billion or 18.9% from December 31, 1996. Alliance mutual fund assets under management at September 30, 1997 were $81.7 billion, an increase of $22.4 billion or 37.8% from September 30, 1996, due principally to market appreciation of $11.3 billion and net sales of Alliance mutual funds of $10.2 billion. Separately managed account assets under management at September 30, 1997 were $135.6 billion, an increase of $21.2 billion or 18.5% from September 30, 1996. This increase was primarily due to market appreciation of $26.7 billion and net asset additions to affiliated client accounts of $4.4 billion, offset partially by net third party client account terminations and asset withdrawals of $10.1 billion, primarily global asset allocation accounts and active equity and balanced accounts.

REVENUES
                                                              Three months ended               Nine months ended
(Dollars in millions)                                 9/30/97     9/30/96     % Change    9/30/97     9/30/96   % Change
------------------------------------------------------------------------------------------------------------------------
Investment advisory and services fees:
    Alliance mutual funds                            $102.9      $ 73.0        41.0%     $275.7      $212.7      29.6%
    Separately managed accounts:
      Affiliated clients                               12.7        10.8        17.6        38.5        32.7      17.7
      Third party clients                              62.4        57.9         7.8       181.4       167.1       8.6
Distribution plan fees from Alliance mutual funds      56.8        42.0        35.2       153.3       121.1      26.6
Shareholder servicing and administration fees          13.8        12.0        15.0        40.1        35.1      14.2
Other revenues                                          2.2         2.3        (4.3)        6.4         7.1      (9.9)
------------------------------------------------------------------------------------------------------------------------
Total revenues                                       $250.8      $198.0        26.7%     $695.4      $575.8      20.8%
------------------------------------------------------------------------------------------------------------------------

Investment advisory and services fees were $178.0 million for the three months ended September 30, 1997, an increase of $36.3 million or 25.6% over the prior year period. Investment advisory and services fees were $495.6 million for the nine months ended September 30,1997, an increase of $83.1 million or 20.1% over the prior year period. In general, the Partnership's investment advisory and services fees are based on the market value of assets under management and vary with the type of account managed. Investment advisory agreements for certain accounts provide for performance fees in addition to a base fee. Performance fees are earned when investment performance exceeds a contractually agreed upon benchmark and, accordingly, may increase the volatility of both the Partnership's revenues and earnings.

Investment advisory fees from Alliance mutual funds increased $29.9 million or 41.0% for the three months and $63.0 million or 29.6% for the nine months primarily as a result of increases of 34.2% and 28.8% in average assets under management for the three and nine months ended September 30, 1997, respectively.

Investment advisory fees from affiliated clients, primarily the General Accounts of ELAS, increased $1.9 million or 17.6% for the three months and $5.8 million or 17.7% for the nine months due principally to increases in average assets under management of 13.8% for the three months and 13.9% for the nine months
ended September 30, 1997, respectively.   Increases in performance fees of $0.6
million and $2.3 million for the three months and nine months ended September 30, 1997, respectively, also contributed to the increases in affiliated client advisory fees.

Investment advisory and services fees from third party clients increased $4.5 million or 7.8% for the three months and $14.3 million or 8.6% for the nine months due principally to increases in average assets under management of 21.3% for the three months and 16.1% for the nine months ended September 30, 1997, respectively. The increases in third party clients average assets under management are primarily a result of market appreciation offset partially by net third party clients outflows, primarily global asset allocation accounts and
active equity and balanced accounts.   Decreases in performance fees of $2.2
million for the three months and $3.4 million for the nine months partially offset the increased fees.

Distribution plan fees increased primarily due to higher average assets under management for equity mutual fund and cash management products. The increase in distribution plan fees for equity mutual funds is principally due to market appreciation and net sales of Class B Shares of these funds under the Partnership's mutual fund distribution system described under "Capital Resources and Liquidity".

The increase in shareholder servicing and administration fees was primarily due to an increase in the number of mutual fund shareholder accounts serviced by the Partnership's subsidiaries from September 30, 1996. At September 30, 1997, the Partnership's subsidiaries serviced approximately 3.1 million shareholder accounts.

EXPENSES
                                                      Three months ended                          Nine months ended
(Dollars in millions)                       9/30/97        9/30/96       % Change        9/30/97        9/30/96        % Change
-------------------------------------------------------------------------------------------------------------------------------
Employee compensation and benefits         $ 66.1         $ 53.7           23.1%        $188.9         $157.3           20.1%
Promotion and servicing                      80.3           62.1           29.3          225.8          180.9           24.8
General and administrative                   31.7           24.6           28.9           83.0           73.5           12.9
Interest                                      0.7            0.6           16.7            2.0            1.3           53.8
Amortization of intangible assets             0.9            4.3          (79.1)           6.1           11.4          (46.5)
Reduction in recorded value
  of intangible assets                        -              -              -            120.9            -              -
-------------------------------------------------------------------------------------------------------------------------------
Total expenses                             $179.7         $145.3           23.7%        $626.7         $424.4           47.7%
-------------------------------------------------------------------------------------------------------------------------------

Employee compensation and benefits increased primarily as a result of higher incentive compensation, attributable to increased operating earnings, and increased base compensation. Base compensation increased principally due to an increase in the number of employees from 1,452 at September 30, 1996 to 1,600 at September 30, 1997, resulting from the expansion of the Partnership's mutual fund operations and its administration and technology departments, combined with salary increases.

Promotion and servicing expenses include distribution plan payments to financial intermediaries for distribution of the Partnership's sponsored mutual funds and cash management services' products and amortization of deferred sales commissions paid to financial intermediaries under the System. Also included in this expense category are travel and entertainment, advertising, promotional materials and investment meetings and seminars for financial intermediaries that distribute the Partnership's mutual fund products. Promotion and servicing expenses increased primarily due to increased distribution plan payments resulting from higher average cash management and equity mutual fund assets under management. Amortization of deferred sales commissions paid to financial intermediaries for the sale of Class B and Class C shares increased as a result of higher mutual fund sales. Increases in cash management promotional and servicing costs and increased international travel also contributed to the increase in promotion and servicing.

The increase in general and administrative expenses was due principally to higher costs associated with the expansion of the Partnership's international and mutual fund operations as well as higher systems consulting expenses associated with technology initiatives. An increase in professional fees as a result of higher accruals for ongoing litigation and general reserves also contributed to the increase in general and administrative expenses for the three months ended September 30, 1997.

The decrease in amortization of intangible assets was due principally to a decrease in amortization of costs assigned to investment management contracts of ACMC, Inc., the predecessor of the Partnership, which was acquired by ELAS in 1985. The costs assigned to the ACMC, Inc. contracts were fully amortized as of December 31, 1996.

The Partnership recorded a noncash charge of $120.9 million during the second quarter of 1997 to reduce the unamortized recorded value of the Cursitor intangible assets associated with the Cursitor acquisition to estimated fair value. This noncash charge reflected the Partnership's view that the decline in Cursitor's assets under management and its reduced profitability no longer supported the carrying value of its investment.

The Partnership generally is not subject to Federal, state and local income taxes, with the exception of the New York City unincorporated business tax, which is currently imposed at a rate of 4%. Domestic subsidiaries of the Partnership are subject to Federal, state and local income taxes. Subsidiaries organized and operating outside the United States are generally subject to taxes in the foreign jurisdictions where they are located. The provision for income taxes increased for the three and nine months primarily as a result of the increase in taxable income of the Partnership and certain of its corporate subsidiaries.

Under prior tax law, the exemption from Federal income taxes for certain publicly traded partnerships, including the Partnership, would have expired on December 31, 1997. However, the Taxpayer Relief Act of 1997, signed into law on August 5, 1997, includes the option for certain publicly traded partnerships, including the Partnership, to maintain partnership tax status after 1997 and pay a tax, beginning 1998, of 3.5% of partnership gross income from the active conduct of a trade or business. The Partnership intends to remain a publicly traded partnership and estimates that the tax will reduce net income and cash distributions by approximately 10% to 15%.

CAPITAL RESOURCES AND LIQUIDITY

Partners' capital decreased $89.4 million to $386.7 million at September 30, 1997 from $476.0 million at December 31, 1996. The decrease was primarily due to the noncash charge of $120.9 million to reduce the value of intangible assets associated with the acquisition of Cursitor to estimated fair value.

The Partnership's cash and cash equivalents increased by $43.9 million for the nine months ended September 30, 1997. Cash inflows included $213.3 million from operations, proceeds from borrowings net of repayments of debt of $34.6 million and $6.9 million in proceeds from options exercised under the Partnership's Unit Option Plans. Cash outflows included cash distributions to Unitholders of $155.5 million, capital expenditures of $28.3 million and net purchases of investments of $27.5 million.

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

The Partnership's mutual fund distribution system (the "System") includes four distribution options. The System permits the Partnership's open-end mutual funds to offer investors the option of purchasing shares (a) subject to a conventional front-end sales charge ("Class A Shares"), (b) without a front-end sales charge but subject to a contingent deferred sales charge payable by shareholders ("CDSC") and higher distribution fees payable by the funds ("Class B Shares"), (c) without a front-end sales charge and without CDSC, if the shares are held for more than one year, but with higher distribution fees payable by the funds ("Class C Shares") or (d) without a front-end sales charge, CDSC or ongoing distribution fees payable by the funds ("Advisor Class Shares"). During the nine months ended September 30, 1997, payments made to financial intermediaries in connection with the sale of Class B and C Shares under the System, net of CDSC received, totaled approximately $105.2 million.

As of September 30, 1997, the Partnership had not issued any commercial paper under its $100 million commercial paper program and there were borrowings of $40.0 million outstanding under its $250 million five year revolving credit facility. These borrowings were used primarily to finance capital requirements for mutual fund sales. The revolving credit facility contains covenants which require the Partnership, among other things, to meet certain financial ratios.

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


                                             Three months ended            Nine months ended
                                           9/30/97        9/30/96        9/30/97        9/30/96
-----------------------------------------------------------------------------------------------
Available Cash Flow (in thousands)        $63,042        $46,532       $168,534       $134,533
Distributions Per Unit                    $  0.74        $  0.55       $   1.98       $   1.60
-----------------------------------------------------------------------------------------------


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

                                       Part II

                                  OTHER INFORMATION


Item 1.       LEGAL PROCEEDINGS

              On September 26, 1996, the United States District Court for the Southern District of New York granted the defendants' motion to dismiss all counts of the Complaint ("First Decision") in the legal proceeding reported in the Alliance Capital Management L.P. Annual Report on Form 10-K for the year ended December 31, 1996. On October 11, 1996, plaintiffs filed a motion for reconsideration of the First Decision. On November 25, 1996, the District Court denied plaintiffs' motion for reconsideration of the First Decision. On October 29, 1997, the United States Court of Appeals for the Second Circuit issued an order granting defendants' motion to strike and dismissing plaintiffs' appeal of the First Decision.

              On October 29, 1996, plaintiffs filed a motion for leave to file an amended complaint. The principal allegations of the proposed amended complaint are that the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities and that two advertisements used by the Fund misrepresented the risks of investing in the Fund. Plaintiffs also alleged that the Fund failed to hedge against the risks of investing in foreign securities despite representations that it would do so. On July 15, 1997, the District Court denied plaintiffs' motion for leave to file an amended complaint and ordered that the case be dismissed ("Second Decision"). On October 29, 1997, the United States Court of Appeals for the Second Circuit dismissed plaintiffs' appeal of the Second Decision as premature on the grounds that the District Court failed to enter a final judgment in respect of the Second Decision. The Court of Appeals remanded the case back to the District Court with instructions to enter a final judgment in respect of the Second Decision.

Item 2.       CHANGES IN SECURITIES

              None.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

Item 4.       SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS

              None.

Item 5.       OTHER INFORMATION

              None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None.

         (b)  Reports on Form 8-K

              Alliance Capital Management L.P. filed a Report on Form 8-K dated August 6, 1997 with respect to a press release issued on August 6, 1997 announcing that it intends to remain a publicly traded limited partnership in light of the Taxpayer Relief Act of 1997.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: November 12, 1997               By:  Alliance Capital Management
                                            Corporation, its General Partner


                                       By:
                                            ----------------------------------
                                            Robert H. Joseph, Jr.
                                            Senior Vice President &
                                            Chief Financial Officer

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: November 12, 1997               By:  Alliance Capital Management
                                            Corporation, its General Partner


                                       By:  /s/ Robert H. Joseph, Jr.
                                            ----------------------------------
                                            Robert H. Joseph, Jr.
                                            Senior Vice President &
                                            Chief Financial Officer