Form 10-K
period 1997-12-31
ALLIANCE CAPITAL MANAGEMENT LP
filed 1998-03-30
CIK 825313

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                      FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                          OR
                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM         TO
                            COMMISSION FILE NUMBER 1-9818
                                  -----------------

                                   ALLIANCE CAPITAL
                                   MANAGEMENT L.P.

                (Exact name of Registrant as specified in its charter)
                               -----------------------

        Delaware                                           13-3434400

  (State or other jurisdiction                          (I.R.S. Employer
  of incorporation organization)                        Identification No.)
  1345 Avenue of the Americas
  New York, N.Y.                                               10105
  Address of principal executive offices)                    (Zip Code)



          Registrant's telephone number, including area code (212) 969-1000

             Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
  Title of Class                                          which registered
  --------------                                          ----------------
  Units representing assignments of                   New York Stock Exchange
  beneficial ownership of limited
  partnership interests

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

     The aggregate market value of the Units representing assignments of beneficial ownership of limited partnership interests held by non-affiliates of the registrant as of March 1, 1998 (based on the closing price on the New York Stock Exchange on February 27, 1998) was approximately $1,695,760,178.

     The number of Units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 1, 1998 was 84,085,003 Units.

                         DOCUMENTS INCORPORATED BY REFERENCE

     Certain pages of the Alliance Capital Management L.P. 1997 Annual Report to Unitholders are incorporated by reference in Part II of this Form 10-K.

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

     "AXA" refers to AXA-UAP, a company organized under the laws of France.

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

     On February 19, 1998 the Partnership declared a two for one Unit split payable to Unitholders of record on March 11, 1998. No adjustments have been made to the number of Units outstanding or per Unit amounts except in Item 5,
Item 6, Item 7 and Item 8.

     As of March 1, 1998 ECI and Equitable were the beneficial owners of 48,089,183 Units or approximately 56.8% of the issued and outstanding Units including 551,395 Units issuable upon conversion of the Class A Limited Partnership Interest issued to ECMC in 1993 when the business and substantially all of the assets of ECMC were transferred to the Partnership. The Class A Limited Partnership Interest may be convertible into additional Units valued at up to $14.5 million under a formula based on contingent incentive fees received by the Partnership prior to April 1, 1998.

     As of March 1, 1998 AXA and its subsidiaries owned approximately 59% of the issued and outstanding shares of the common stock of ECI. ECI is a public company with shares traded on the New York Stock Exchange, Inc. ("NYSE"). ECI owns all of the shares of Equitable. For insurance regulatory purposes all shares of common stock of ECI beneficially owned by AXA have been deposited into a voting trust (the "Voting Trust"). AXA remains the beneficial owner of all capital stock deposited in the Voting Trust, but during the term of the Voting Trust the trustees thereunder (the "Voting Trustees") exercise all voting rights with respect to such capital stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management".

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

     Based on information provided by AXA, on March 1, 1998, approximately 21.4% of the issued ordinary shares (representing 30.2% of the voting power) of AXA were controlled directly and indirectly by Finaxa, a French holding company. As of March 1, 1998, 62.0% of the shares (representing 74.0% of the voting power) of Finaxa were owned by four French mutual insurance companies (the "Mutuelles AXA") (one of which, AXA Assurances I.A.R.D. Mutuelle, owned 35.5% of the shares, representing 42.2% of the voting power), and 23.1% of the shares of Finaxa (representing 14.4% of the voting power) were owned by Banque Paribas, a French bank ("Paribas"). Including the ordinary shares owned by Finaxa, on March 1, 1998, the Mutuelles AXA directly or indirectly controlled approximately 24.7% of the issued ordinary shares (representing 34.8% of the voting power) of AXA. Acting as a group, the Mutuelles AXA control AXA and Finaxa.

     The Partnership, one of the nation's largest investment advisers, provides diversified investment management services to institutional clients and high net-worth individuals and, through various investment vehicles, to individual investors.

     The Partnership's separately managed accounts consist primarily of the active management of equity and fixed income accounts for institutions and high net-worth individuals. The Partnership's institutional clients include corporate and public employee pension funds, the general and separate accounts of Equitable and its insurance company subsidiaries, endowments, foundations, and other domestic and foreign institutions. The Partnership's mutual funds management services, which developed as a diversification of its institutional investment management business, consist of the management, distribution and servicing of mutual funds and cash management products, including money market funds and deposit accounts.

     The following tables provide a summary of assets under management and associated revenues of the Partnership:


                               ASSETS UNDER MANAGEMENT
                                    (in millions)


                                                                       December 31,
                                          --------------------------------------------------------------------
                                              1993           1994           1995           1996           1997
Separately Managed
  Accounts (1)(4) . . . . . . . . .       $ 76,615       $ 81,030       $ 97,275       $119,507       $133,706
Mutual Funds Management (4):
  Alliance Mutual Funds . . . . . .         22,045         20,736         23,462         28,302         41,868
  The Hudson River Trust. . . . . .          7,171          8,360         11,964         16,392         22,338
  Cash Management Services (2). . .          8,148          9,153         13,820         18,591         20,742
                                          --------       --------       --------       --------       --------
Total . . . . . . . . . . . . . . .       $113,979       $119,279       $146,521       $182,792       $218,654
                                          --------       --------       --------       --------       --------
                                          --------       --------       --------       --------       --------


                                    REVENUES
                                 (in thousands)

                                                                 Years Ended December 31,
                                          --------------------------------------------------------------------
                                              1993           1994           1995           1996           1997
Separately Managed
  Accounts (1). . . . . . . . . . .       $191,108       $212,500       $232,132       $280,909       $322,850
Mutual Funds Management :
  Alliance Mutual Funds . . . . . .        221,005        291,975        278,328        330,356        440,389
  The Hudson River Trust (3). . . .         18,090         22,045         29,119         42,380         59,936
  Cash Management Services (2). . .         64,464         69,514         91,135        127,265        146,152
Other . . . . . . . . . . . . . . .          4,850          4,918          8,541          7,607          6,009
                                          --------       --------       --------       --------       --------

Total . . . . . . . . . . . . . . .       $499,517       $600,952       $639,255       $788,517       $975,336
                                          --------       --------       --------       --------       --------
                                          --------       --------       --------       --------       --------


(1) Includes the general and separate accounts of Equitable and its insurance company subsidiaries.
(2) Includes money market deposit accounts brokered by the Partnership for which no investment management services are performed.
(3) Net of certain fees paid to Equitable for services rendered by Equitable in marketing the variable annuity insurance and variable life products for which The Hudson River Trust is the funding vehicle.
(4) Assets under management include 100% of the amounts under management by unconsolidated joint venture subsidiaries.

SEPARATELY MANAGED ACCOUNTS

     As of December 31, 1995, 1996 and 1997 separately managed accounts for institutional and high net-worth individuals (other than investment companies and deposit accounts) represented approximately 66%, 65% and 61%, respectively, of total assets under management by the Partnership. The fees earned from the management of these accounts represented approximately 36%, 36% and 33% of the Partnership's revenues for 1995, 1996 and 1997, respectively.

                 SEPARATELY MANAGED ACCOUNTS ASSETS UNDER MANAGEMENT
                                    (in millions)


                                                                December 31,
                                     --------------------------------------------------------------------
                                         1993           1994           1995           1996           1997
Equity & Balanced:
  Domestic. . . . . . . . . .        $ 29,382       $ 30,063       $ 42,332       $ 50,835       $ 60,826
  International & Global. . .           2,913          3,828          3,854          3,533          5,270
Fixed Income:
  Domestic. . . . . . . . . .          28,596         31,470         32,553         36,042         39,079
  International & Global. . .           2,252          2,602          1,891          1,546          1,833
Passive:
  Domestic. . . . . . . . . .          11,240          9,645         12,787         15,478         19,860
  International & Global. . .           1,760          3,028          3,484          3,411          2,866
Asset Allocation:
  Domestic. . . . . . . . . .             472            394            374            457            433
  International & Global. . .              --             --             --          8,205          3,336
Joint Ventures (1). . . . . .              --             --             --             --            203
                                     --------       --------       --------       --------       --------

Total . . . . . . . . . . . .        $ 76,615       $ 81,030       $ 97,275       $119,507       $133,706
                                     --------       --------       --------       --------       --------
                                     --------       --------       --------       --------       --------


(1) Assets reflect 100% of the assets under management by unconsolidated joint venture subsidiaries.


                 REVENUES FROM SEPARATELY MANAGED ACCOUNTS MANAGEMENT
                                    (in thousands)

                                                          Years Ended December 31,
                                     --------------------------------------------------------------------
                                         1993           1994           1995           1996           1997
Investment Services:
Equity & Balanced:
  Domestic. . . . . . . . . .        $ 95,245       $107,581       $131,792       $156,690       $182,787
  International & Global. . .           7,166         10,867         10,373          9,848         14,471
Fixed Income:
  Domestic. . . . . . . . . .          66,131         70,217         67,102         65,449         80,600
  International & Global. . .           4,895          5,180          3,784          3,901          5,372
Passive:
  Domestic. . . . . . . . . .           6,220          6,016          5,919          8,015          9,187
  International & Global. . .           2,790          4,052          3,870          3,612          3,034
Asset Allocation:
  Domestic. . . . . . . . . .           1,274          1,064          1,010            821          1,413
  International & Global. . .              --             --             --         24,096         17,356
                                     --------       --------       --------       --------       --------
                                      183,721        204,977        223,850        272,432        314,220
Service and Other Fees. . . .           7,387          7,523          8,282          8,477          8,630
                                     --------       --------       --------       --------       --------

Total . . . . . . . . . . . .        $191,108       $212,500       $232,132       $280,909       $322,850
                                     --------       --------       --------       --------       --------
                                     --------       --------       --------       --------       --------

INVESTMENT MANAGEMENT SERVICES

     The Partnership's separately managed accounts consist primarily of the active management of equity accounts, balanced (equity and fixed income) accounts and fixed income accounts for institutions and high net-worth individuals. The Partnership also provides active management for international (non-U.S.) and global (including U.S.) equity, balanced and fixed income portfolios, asset allocation portfolios, venture capital portfolios, investment partnership portfolios known as hedge funds and portfolios that invest in real estate investment trusts. The Partnership provides "passive" management services for equity, fixed income and international accounts. As of December 31, 1997 the Partnership's accounts were managed by 103 portfolio managers with an average of 18 years of experience in the industry and 12 years of experience with the Partnership.

     EQUITY AND BALANCED ACCOUNTS. The Partnership's equity and balanced accounts contributed approximately 22%, 21% and 20% of the Partnership's total revenues for 1995, 1996 and 1997, respectively. Assets under management relating to active equity and balanced accounts grew from approximately $29.4 billion as of December 31, 1992 to approximately $66.1 billion as of December 31, 1997.

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

     The Partnership's principal method of securities evaluation is through fundamental analysis undertaken by its internal staff of full-time research analysts, supplemented by research undertaken by the Partnership's portfolio managers. The Partnership holds frequent investment strategy meetings in which senior management, portfolio managers and research analysts discuss investment strategy. The Partnership's portfolio managers construct and maintain portfolios that adhere to each client's guidelines and conform to the Partnership's current investment strategy.

     The Partnership's balanced accounts consist of an equity component and a fixed income component. Typically, from 50% to 75% of a balanced account is managed in the same manner as a separate equity account, while the remaining fixed income component is oriented toward capital preservation and income generation.

     FIXED INCOME ACCOUNTS. The Partnership's fixed income accounts contributed approximately 11%, 9% and 9% of the Partnership's total revenues for 1995, 1996 and 1997, respectively. Assets under management relating to active fixed income accounts increased from approximately $28.8 billion as of December 31, 1992 to approximately $41.0 billion as of December 31, 1997.

     The Partnership's fixed income management services include conventional actively managed bond portfolios in which portfolio maturity structures, market sector concentrations and other characteristics are actively shifted in anticipation of market changes. Fixed income management services also include managing portfolios investing in foreign government securities and other foreign debt securities. Sector concentrations and other portfolio characteristics are heavily committed to areas that the Partnership's portfolio managers believe have the best investment values. The Partnership also manages portfolios that are limited to specialized areas of the fixed income markets, such as mortgage-backed securities and high-yield bonds.

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

     ACFG manages two private mezzanine investment funds designed for institutional investors, with an aggregate of approximately $224 million under management as of December 31, 1997. As of that date Equitable and its insurance company subsidiaries had investments of approximately $39 million in these funds.

     ACFG also manages two limited partnerships regulated as business development companies under the Investment Company Act of 1940 ("Investment Company Act") which invest primarily in private mezzanine financings. As of December 31, 1997 these funds had net assets of approximately $42 million.

     The Partnership manages 17 structured products with an aggregate of $5.1 billion in assets as of December 31, 1997. Structured products consist of securities, typically multiple classes of senior and subordinated debt obligations together with an equity component, issued by a special purpose company. An actively or passively managed portfolio of equity or fixed income securities or other financial products generally backs such securities. A majority of the Partnership's structured product assets are based on a short duration fixed income strategy, including the five "Pegasus" transactions which, as of December 31, 1997, had an aggregate of $3.2 billion in assets. The Partnership also manages two collateralized bond obligation funds whose pools of collateral debt securities consist primarily of privately-placed, fixed rate corporate debt securities acquired from Equitable and its affiliates. As of December 31, 1997 these funds had approximately $209 million under management. As of that date ECI and its insurance company subsidiaries had investments of approximately $181 million in these funds.

     HEDGE FUNDS. As of December 31, 1997, the Partnership managed hedge funds and separately managed hedge accounts which had approximately $1.1 billion in assets under management in four distinct strategies. The Partnership's hedge funds are privately placed domestic and offshore investment vehicles. The portfolios of the hedge funds consist of various types of securities, including equities, domestic and foreign government and other debt securities, convertible securities, warrants, options and futures. The hedge funds take short positions, including the purchase of put options on securities, market indices or futures. The hedge funds employ the use of leverage through securities exposure and borrowings.

     PASSIVE MANAGEMENT. The Partnership's strategy in passive portfolio management is to provide customized portfolios to meet specialized client needs, such as a portfolio designed to replicate a particular index. The Partnership offers domestic and international indexation strategies, such as portfolios designed to match the performance characteristics of the S&P 500 and the Morgan Stanley Capital International Indices and enhanced indexation strategies designed to add incremental returns to a benchmark. The Partnership also offers a variety of structured fixed income portfolio applications, including immunization (designed to produce a compound rate of return over a specified time, irrespective of interest rate movements), dedication (designed to produce specific cash flows at specific times to fund known liabilities) and indexation (designed to replicate the return of a specified market index or benchmark). A subsidiary of the Partnership is the manager of two passive U.K. unit trusts which invest in small capitalization common stocks on a global basis. As of December 31, 1997 the Partnership managed approximately $22.7 billion in passive portfolios.

     GLOBAL ASSET ALLOCATION. On February 29, 1996 the Partnership acquired substantially all of the assets and assumed substantially all of the liabilities of Cursitor Holdings L.P. and acquired all of the outstanding shares of Cursitor Holdings Limited (collectively, "Cursitor"). Cursitor's investment style is global asset allocation: investing client funds in stocks or bonds of the world's principal capital markets. A new subsidiary of the Partnership, Cursitor Alliance LLC ("Cursitor Alliance") was formed for purposes of the acquisition. Cursitor Alliance and its subsidiaries provide global asset allocation services to U.S. and non-U.S. institutions. Cursitor Alliance's investment performance results in 1996 and 1997 were poor and Cursitor Alliance has experienced significant account terminations as a consequence thereof. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

CLIENTS

     The approximately 1,653 separately managed accounts for institutions and high net-worth individuals (other than investment companies) for which the Partnership acts as investment manager include corporate employee benefit plans, public employee retirement systems, the general and separate accounts of Equitable and its insurance company subsidiaries, endowments, foundations, foreign governments, multi-employer pension plans and financial and other institutions.

     The general and separate accounts of Equitable and its insurance company subsidiaries, which were transferred to the Partnership in 1993 in connection with the acquisition of the business and substantially all of the assets of ECMC, are the Partnership's largest institutional clients. As of December 31, 1997 these accounts, excluding investments made by these accounts in The Hudson River Trust (See "Individual Investor Services - The Hudson River Trust"), represented approximately 14% of total assets under management by the Partnership and approximately 7% of the Partnership's total revenues for 1997.

     As of December 31, 1997 corporate employee benefit plan accounts represented approximately 12% of total assets under management by the Partnership. Assets under management for other tax-exempt accounts, including public employee benefit funds organized by government agencies and municipalities, endowments, foundations and multi-employer employee benefit plans, represented approximately 33% of total assets under management as of December 31, 1997.

     The following table lists the Partnership's twelve largest institutional clients, ranked in order of size of total assets under management as of December 31, 1997. Since the Partnership's fee schedules vary based on the type of account, the table does not reflect the ten largest revenue generating clients.


Client or Sponsoring Employer                  Type of Account
-----------------------------                  ---------------

Equitable and its insurance
     company subsidiaries . . . . . . . . . .  Equity, Fixed Income, Passive
North Carolina Retirement System. . . . . . .  Passive Equity, U.S. Equity,
                                               Global Equity
A Foreign Government Central Bank . . . . . .  Equity, Global Equity,
                                               Fixed Income, Global
                                               Fixed Income
State Board of Administration of Florida  . .  Equity, Fixed Income
New York State Common Retirement System . . .  Equity
BellSouth Corporation . . . . . . . . . . . .  Passive Equity
National Mutual Funds Management  . . . . . .  Global Equity, Global Fixed
                                               Income
New York State Teacher's Retirement System. .  Passive Equity, Equity
Wyoming Retirement System . . . . . . . . . .  Equity
Frank Russell Trust . . . . . . . . . . . . .  U.S. Equity

     These institutional clients accounted for approximately 27% of the Partnership's total assets under management at December 31, 1997 and approximately 10% of the Partnership's total revenues for the year ended December 31, 1997 (37% and 16%, respectively, if the investments by the separate accounts of Equitable in The Hudson River Trust were included). No single institutional client other than Equitable and its insurance company subsidiaries accounted for more than approximately 1% of the Partnership's total revenues for the year ended December 31, 1997. The general and separate accounts of Equitable and its insurance company subsidiaries accounted for approximately 14% of the Partnership's total assets under management at December 31, 1997 and approximately 7% of the Partnership's total revenues for the year ended December 31, 1997 (24% and 13%, respectively, if the investments by the separate accounts of Equitable in The Hudson River Trust were included).

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

     Management fees paid on equity and balanced accounts are generally charged in accordance with a fee schedule that ranges from 0.75% (for the first $10 million in assets) to 0.25% (for assets over $60 million) per annum of assets under management. Fees for the management of fixed income portfolios generally are charged in accordance with lower fee schedules, while fees for passive equity portfolios typically are even lower. Fees for the management of hedge funds are higher than the fees charged for equity and balanced accounts and also provide for the payment of performance fees or carried interests to the Partnership. With respect to approximately 5% of assets under management, the Partnership charges performance-based fees, which consist of a relatively low base fee plus an additional fee if investment performance for the account exceeds certain benchmarks. No assurance can be given that such fee arrangements will not become more common in the investment management industry. Utilization of such fee arrangements by the Partnership on a broader basis could create greater fluctuations in the Partnership's revenues.

     ACFG's fees for corporate finance activities generally involve the payment of a base management fee ranging from 0.10% to 1.00% of assets under management per annum. In some cases ACFG receives performance fees generally equivalent to 20% of gains in excess of a specified hurdle rate.

     In connection with the investment advisory services provided to the general and separate accounts of Equitable and its insurance company subsidiaries the Partnership provides ancillary accounting, valuation, reporting, treasury and other services. Equitable and its insurance company subsidiaries compensate the Partnership for such services. See "Item 13. Certain Relationships and Related Transactions".

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

MUTUAL FUNDS MANAGEMENT

     The Partnership (i) manages and sponsors a broad range of open-end and closed-end mutual funds other than The Hudson River Trust and markets wrap fee accounts ("Alliance Mutual Funds"), (ii) manages The Hudson River Trust which is one of the funding vehicles for variable annuity insurance and variable life insurance products offered by Equitable and its insurance company subsidiaries, and (iii) provides cash management services (money market funds and federally insured deposit accounts) that are marketed to individual investors through broker-dealers, banks, insurance companies and other financial intermediaries. The net assets comprising the Alliance Mutual Funds, The Hudson River Trust and money market funds and deposit accounts on December 31, 1997 amounted to approximately $84.9 billion. The assets of the Alliance

Mutual Funds, The Hudson River Trust and the money market funds are managed by the same investment professionals who manage the Partnership's accounts of institutional and high net-worth individuals.

                        REVENUES FROM MUTUAL FUNDS MANAGEMENT
                                    (in thousands)

                                                                Years Ended December 31,
                                          --------------------------------------------------------------------
                                              1993           1994           1995           1996           1997
Alliance Mutual Funds:
Investment Services . . . . . . . . . .   $109,692       $147,496       $147,407       $175,465       $242,834
Distribution Plan Fees. . . . . . . . .     89,253        117,509        105,405        126,930        164,880
Services and Other Fees . . . . . . . .     16,901         23,491         23,779         25,607         29,605
Underwriting Commissions. . . . . . . .      5,159          3,479          1,737          2,354          3,070
                                          --------       --------       --------       --------       --------
                                           221,005        291,975        278,328        330,356        440,389
                                          --------       --------       --------       --------       --------
The Hudson River Trust:
Investment Services (1) . . . . . . . .     17,148         21,655         28,680         41,696         59,155
Distribution Plan Fees. . . . . . . . .        - -            - -            - -            - -             54
Services and Other Fees . . . . . . . .        942            390            366            500            641
Underwriting Commissions. . . . . . . .        - -            - -             73            184             86
                                          --------       --------       --------       --------       --------
                                            18,090         22,045         29,119         42,380         59,936
                                          --------       --------       --------       --------       --------
Cash Management Services:
Investment Services (2) . . . . . . . .     40,202         42,018         56,642         74,441         82,770
Distribution Plan Fees. . . . . . . . .     16,007         18,104         23,328         39,481         48,758
Services and Other Fees . . . . . . . .      7,890          9,383         11,165         13,343         14,624
Underwriting Commissions. . . . . . . .        365              9            - -            - -            - -
                                          --------       --------       --------       --------       --------
                                            64,464         69,514         91,135        127,265        146,152
                                          --------       --------       --------       --------       --------
Total . . . . . . . . . . . . . . . . .   $303,559       $383,534       $398,582       $500,001       $646,477
                                          --------       --------       --------       --------       --------
                                          --------       --------       --------       --------       --------

(1) Net of certain fees paid to Equitable for services rendered by Equitable in marketing the variable annuity insurance and variable life products for which The Hudson River Trust is the funding vehicle.
(2) Includes fees received by the Partnership in connection with its distribution of money market deposit accounts for which no investment management services are provided.

ALLIANCE MUTUAL FUNDS

     The Partnership has been managing mutual funds since 1971. Since then, the Partnership has sponsored open-end load mutual funds, closed-end mutual funds and offshore funds. On December 31, 1997 net assets in the Alliance Mutual Funds totaled approximately $41.9 billion.

                                                      Net Assets as
                                                       of December
                                                        31, 1997
                                                      -------------
          Type of Alliance Mutual Funds               (in millions)
          -----------------------------
          Domestic Open-End Funds:
               Equity and Balanced. . . . . . . . . . .$ 14,980.7
               Taxable Fixed Income . . . . . . . . . .   6,241.4
               Tax Exempt Fixed Income. . . . . . . . .   2,467.0
          Offshore Funds (Open and Closed-End). . . . .   8,936.5
          Domestic Closed-End Funds . . . . . . . . . .   4,211.8
          Wrap Fee Programs . . . . . . . . . . . . . .   2,848.1
          Variable Product Series Funds . . . . . . . .   1,492.1
          Joint Ventures (1). . . . . . . . . . . . . .     690.2
                                                       ----------

          Total . . . . . . . . . . . . . . . . . . . .$ 41,867.8
                                                       ----------
                                                       ----------


(1) Assets reflect 100% of assets under management by unconsolidated joint venture subsidiaries.

THE HUDSON RIVER TRUST

     The Hudson River Trust is one of the funding vehicles for the variable annuity and variable life insurance products offered by Equitable and its insurance company subsidiaries. On December 31, 1997 the net assets of the portfolios of The Hudson River Trust were as follows:


                                                        Net Assets as
                                                         of December
                                                          31, 1997
                                                        -------------
                                                        (in millions)
          Common Stock Portfolio. . . . . . . . . . . . $   9,560.0
          Aggressive Stock Portfolio. . . . . . . . . .     4,663.8
          Balanced Portfolio. . . . . . . . . . . . . .     1,724.1
          Growth Investors Portfolio. . . . . . . . . .     1,666.1
          Global Portfolio. . . . . . . . . . . . . . .     1,225.4
          Equity Index Fund . . . . . . . . . . . . . .       943.6
          Growth & Income Portfolio . . . . . . . . . .       587.7
          Money Market Portfolio. . . . . . . . . . . .       573.6
          High Yield Portfolio. . . . . . . . . . . . .       421.8
          Conservative Investors Portfolio. . . . . . .       313.6
          Quality Bond Portfolio. . . . . . . . . . . .       203.2
          International Portfolio . . . . . . . . . . .       193.9
          Small Cap Growth Portfolio. . . . . . . . . .       141.0
          Intermediate Government Portfolio . . . . . .       120.1
                                                         ----------

          Total . . . . . . . . . . . . . . . . . . . .  $ 22,337.9
                                                         ----------
                                                         ----------

     DISTRIBUTION. The Alliance Mutual Funds are distributed to individual investors through broker-dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries. Alliance Fund Distributors, Inc. ("AFD"), a registered broker-dealer and a wholly-owned subsidiary of the Partnership, serves as the principal underwriter and distributor of the Alliance Mutual Funds registered under the Investment Company Act as "open-end" investment companies ("U.S. Funds") and serves as a placing or distribution agent for most of the Alliance Mutual Funds which are not registered under the Investment Company Act and which are not publicly offered to United States persons ("Offshore Funds"). There are 76 sales representatives who devote their time exclusively to promoting the sale of shares of Alliance Mutual Funds by financial intermediaries.

     The Partnership maintains a mutual fund distribution system (the "System") which permits open-end Alliance Mutual Funds to offer investors the option of purchasing shares (a) subject to a conventional front-end sales charge ("Front-End Load Shares") and (b) without a front-end sales charge but subject to a contingent deferred sales charge payable by shareholders ("CDSC") and higher distribution plan fees and transfer agent costs payable by the Alliance Mutual Funds ("Back-End Load Shares"). If a shareholder purchases Front-End Load Shares, AFD compensates the financial intermediary distributing the Alliance Mutual Fund from the front-end sales charge paid by the shareholder at the time of each sale. If a shareholder purchases Back-End Load Shares, AFD does not collect a front-end sales charge even though AFD is obligated to compensate the financial intermediary at the time of each sale. Payments made to financial intermediaries during 1997 in connection with the sale of Back-End Load Shares under the System, net of CDSC received, totaled approximately $150.3 million. Management of the Partnership believes AFD will recover the payments made to financial intermediaries from the higher distribution fees and CDSC it receives in respect of the Back-End Load Shares over periods not exceeding 5 1/2 years.

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

     During 1997 the ten financial intermediaries responsible for the largest volume of sales of Alliance Mutual Funds were responsible for 67% of the total sales of Alliance Mutual Funds. Equico Securities, Inc. ("Equico"), a wholly-owned subsidiary of Equitable that utilizes members of Equitable's insurance agency sales force as its registered representatives, has entered into a selected dealer agreement with AFD and since 1986 has been responsible for a significant portion of total open-end U.S. Fund sales (8% in 1997). Equico is under no obligation to sell a specific amount of fund shares and also sells shares of mutual funds sponsored by organizations unaffiliated with Equitable.

     Subsidiaries of Merrill Lynch & Co., Inc. (collectively "Merrill Lynch") were responsible for approximately 19%, 17% and 25% of Alliance Mutual Fund sales in 1995, 1996 and 1997, respectively. Smith Barney Inc. ("Smith Barney") was responsible for approximately 8% of Alliance Mutual Fund sales in 1995, 1996 and 1997. Neither Merrill Lynch nor Smith Barney is under any obligation to sell a specific amount of Alliance Mutual Fund shares and each also sells shares of mutual funds that it sponsors and which are sponsored by unaffiliated organizations.

     No dealer or agent other than Equico, Merrill Lynch and Smith Barney has in any year since 1990 accounted for more than 10% of the sales of open-end Alliance Mutual Funds.

     Many of the financial intermediaries that sell shares of Alliance Mutual Funds also offer shares of funds not managed by the Partnership and frequently offer shares of funds managed by their own affiliates.

     Based on market data reported by the Investment Company Institute (January
1997), the Partnership's market share in the U.S. mutual fund industry is 1.10% of total industry assets and the Partnership accounted for 0.84% of total open-end and closed-end fund sales-force derived industry sales in the U.S. during 1997. While the performance of the Alliance Mutual Funds is a factor in the sale of their shares, there are other factors contributing to success in the mutual fund management business that are not as important in the institutional account management business. These factors include the level and quality of shareholder services (see "Shareholder and Administration Services" below) and the amounts and types of distribution assistance and administrative services payments. The Partnership believes that its compensation programs with financial intermediaries are competitive with others in the industry.

     Under current interpretations of the Glass-Steagall Act and other laws and regulations governing depository institutions, banks and certain of their affiliates generally are permitted to act as agent for their customers in connection with the purchase of mutual fund shares and to receive as compensation a portion of the sales charges paid with respect to such purchases. During 1997 banks and their affiliates accounted for approximately 5% of the sales of shares of open-end Alliance Mutual Funds.

     INVESTMENT MANAGEMENT AGREEMENTS AND FEES. Investment management fees from the Alliance Mutual Funds and The Hudson River Trust vary between .20% and 1.80% per annum of average net assets. As certain of the U.S. Funds have grown, fee schedules have been revised to provide lower incremental fees above certain levels. Fees paid by the U.S. Funds and The Hudson River Trust are fixed annually by negotiation between the Partnership and the board of directors or trustees of each U.S. Fund and The Hudson River Trust, including a majority of the disinterested directors or trustees. Changes in fees must be approved by the shareholders of each U.S. Fund and The Hudson River Trust. In general, the investment management agreements with the U.S. Funds and The Hudson River Trust provide for termination at any time upon 60 days' notice.

     Under each investment management agreement with a U.S. Fund, the Partnership provides the U.S. Fund with investment management services, office space and order placement facilities and pays all compensation of directors or trustees and officers of the U.S. Fund who are affiliated persons of the Partnership. Each U.S. Fund pays all of its other expenses. If the expenses of a U.S. Fund exceed an expense limit established under the securities laws of any state in which shares of that U.S. Fund are qualified for sale or as prescribed in the U.S. Fund's investment management agreement, the Partnership absorbs such excess through a reduction in the investment management fee. Currently, the Partnership believes that California and South Dakota are the only states to impose such a limit. The expense ratios for the U.S. Funds during their most recent fiscal year ranged from .92% to 4.27%. In connection with newly organized U.S. Funds, the Partnership may also agree to reduce its fee or bear certain expenses to limit a fund's expenses during an initial period of operations.

CASH MANAGEMENT SERVICES

     The Partnership provides cash management services to individual investors through a product line comprising nineteen money market fund portfolios and three types of brokered money market deposit accounts. Net assets in these products as of December 31, 1997 totaled approximately $20.7 billion.

                                                                Net Assets as
                                                                 of December
                                                                   31, 1997
                                                                -------------
                                                                (in millions)
          Money Market Funds:
               Alliance Capital Reserves (two portfolios) . . . . $  7,548.0
               Alliance Government Reserves (two portfolios). . .    4,964.2
               Alliance Money Market Fund (three portfolios). . .    3,424.5
               Alliance Municipal Trust (eight portfolios). . . .    2,548.9
               ACM Institutional Reserves (four portfolios) . . .    1,989.2

          Money Market Deposit Accounts (three products). . . . .      240.3
          Joint Ventures (1). . . . . . . . . . . . . . . . . . .       26.9
                                                                  ----------

          Total . . . . . . . . . . . . . . . . . . . . . . . . .$ 20,742.0
                                                                 ----------
                                                                 ----------

(1) Assets reflect 100% of assets under management by unconsolidated joint venture subsidiaries.

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

     On December 31, 1997 more than 99% of the assets invested in the Partnership's cash management programs were attributable to regional broker-dealers and other financial intermediaries, with the remainder coming directly from the public. On December 31, 1997 more than 500 financial intermediaries offered the Partnership's cash management services. The Partnership's money market fund market share (not including deposit products), as computed based on market data reported by the Investment Company Institute (December 1997), has increased from 1.17% of total money market fund industry assets at the end of 1992 to 1.95% at December 31, 1997.

     The Partnership makes payments to financial intermediaries for distribution assistance and shareholder servicing and administration. The Partnership's money market funds pay fees to the Partnership at annual rates of up to 0.25% of average daily net assets pursuant to "Rule 12b-1" distribution plans except for Alliance Money Market Fund which pays a fee of up to 0.45% of its average daily net assets. Such payments are supplemented by the Partnership in making payments to financial intermediaries under the distribution assistance and shareholder servicing and administration program. During 1997 such supplemental payments totaled $49.0 million ($44.4 million in 1996). There are 7 employees of the Partnership who devote their time exclusively to marketing the Partnership's cash management services.

     A principal risk to the Partnership's cash management services business is the acquisition of its participating financial intermediaries by companies that are competitors or that plan to enter the cash management services business. As of December 31, 1997 the five largest participating financial intermediaries were responsible for assets aggregating approximately $17.2 billion, or 83% of the cash management services total.

     Many of the financial intermediaries whose customers utilize the Partnership's cash management services are broker-dealers whose customer accounts are carried, and whose securities transactions are cleared and settled, by the Pershing Division ("Pershing") of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ Securities Corporation"), a subsidiary of ECI. Pursuant to an agreement between Pershing and the Partnership, Pershing recommends that certain of its correspondent firms use of the Partnership's money market funds and other cash management products. As of December 31, 1997 DLJ Securities Corporation and these Pershing correspondents were responsible for approximately $11.4 billion or 55% of the Partnership's total cash management assets. Pershing may terminate its agreement with the Partnership on 180 days' notice. If the agreement were terminated, Pershing would be under no obligation to recommend or in any way assist in the sale of the Partnership's cash management products and would be free to recommend or assist in the sale of competitive products.

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

SHAREHOLDER AND ADMINISTRATION SERVICES

     Alliance Fund Services, Inc. ("AFS"), a wholly-owned subsidiary of the Partnership, provides registrar, dividend disbursing and transfer agency related services for each U.S. Fund and provides servicing for each U.S. Fund's shareholder accounts. As of December 31, 1997 AFS employed 276 people. AFS operates out of offices in Secaucus, New Jersey. Under each servicing agreement AFS receives a monthly fee. Each servicing agreement must be approved annually by the relevant U.S. Fund's board of directors or trustees, including a majority of the disinterested directors or trustees, and may be terminated by either party without penalty upon 60 days' notice.

     Most U.S. Funds and closed-end funds for which the Partnership acts as investment manager utilize Partnership personnel to perform legal, clerical and accounting services not required to be provided by the Partnership. Payments by a U.S. Fund for these services must be specifically approved in advance by the U.S. Fund's board of directors or trustees. Currently, the Partnership and AFS are accruing revenues for providing clerical and accounting services to the U.S. Funds and these closed-end funds at the rate of approximately $8.6 million per year.

     ACM Fund Services S.A. ("ACMFS"), a wholly-owned subsidiary of the Partnership, is the registrar and transfer agent of substantially all of the Offshore Funds. As of December 31, 1997 ACMFS employed 10 people. ACMFS operates out of offices in Luxembourg and receives a monthly fee for its registrar and transfer agency services. Each agreement between ACMFS and an Offshore Fund may be terminated by either party upon 60 days' notice.

     The Partnership expects to continue to devote substantial resources to shareholder servicing because of its importance in competing for assets invested in mutual funds and cash management services.

YEAR 2000

     Many computer systems and applications process transactions using two digit date fields for the year of a transaction, rather than the full four digits. If these systems are not modified and replaced, transactions occurring after 1999 would be processed as year "00", which could result in processing inaccuracies and inoperability by or at the Year 2000. The Partnership utilizes a number of significant computer systems and applications that it either has developed internally or licensed from third-party suppliers. In addition, the Partnership is dependent on third-party suppliers for certain systems applications and for the electronic receipt of information critical to its business. Should the Partnership's significant computer systems and applications or the systems of its important third-party suppliers be unable to process date sensitive information accurately after 1999, the ability of the Partnership to conduct its operations and to provide its separate account clients and the Alliance Mutual Funds with the required services could be significantly impaired.

     The Partnership began to address the Year 2000 issue several years ago in connection with the replacement or upgrade of certain computer systems and applications. During 1997, the Partnership began a formal Year 2000 initiative, which established a structured and coordinated process to deal with the Year 2000 issue. The Partnership is currently assessing the impact of the Year 2000 issue on its domestic and international computer systems and applications. At this time, management of the Partnership expects that the required modifications for the majority of its significant systems and applications will be completed and tested by the end of 1998. Full integration testing of these systems and testing of interfaces with third-party suppliers will continue through 1999.
The current estimate of the total cost of this initiative ranges from $35 million to $40 million. These costs consist principally of modification costs which will be expensed as incurred. At this time, management of the Partnership believes that the costs associated with resolving this issue will not have a material adverse effect on the Partnership's results of operations, liquidity or capital resources.

COMPETITION

     The financial services industry is highly competitive and new entrants are continually attracted to it. No one or small number of competitors is dominant in the industry. The Partnership is subject to substantial competition in all aspects of its business. Pension fund, institutional and corporate assets are managed by investment management firms, broker-dealers, banks and insurance companies. Many of these financial institutions have substantially greater resources than the Partnership. The Partnership competes with other providers of institutional investment products and services primarily on the basis of the range of investment products offered, the investment performance of such products and the services provided to clients. Based on an annual survey conducted by PENSIONS & INVESTMENTS, as of December 31, 1996 the Partnership was ranked 9th out of 250 managers based on tax-exempt assets under management, 5th out of the 25 largest managers of international index assets, 7th out of the 25 largest managers of domestic equity index funds and 14th out of the 25 largest domestic bond index managers.

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

REGULATION

     The Partnership, Albion Alliance, ACFG and Alliance are investment advisers registered under the Investment Advisers Act of 1940. Each U.S. Fund is registered with the Securities and Exchange Commission ("SEC") under the Investment Company Act and the shares of most U.S. Funds are qualified for sale in all states in the United States and the District of Columbia, except for U.S. Funds offered only to residents of a particular state. AFS is registered with the SEC as a transfer agent and AFD is registered with the SEC as a broker-dealer. AFD is subject to minimum net capital requirements ($3.8 million at December 31, 1997) imposed by the SEC on registered broker-dealers and had aggregate regulatory net capital of $10.6 million at December 31, 1997.

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

EMPLOYEES

     As of December 31, 1997 the Partnership and its subsidiaries employed 1,670 employees, including 197 investment professionals, of whom 97 are portfolio managers, 89 are research analysts and 11 are order placement specialists. The average period of employment of these professionals with the Partnership is approximately 9 years and their average investment experience is approximately 15 years. The Partnership considers its employee relations to be good.

SERVICE MARKS

     The Partnership has registered a number of service marks with the U.S. Patent and Trademark Office, including an "A" design logo and the combination of such logo and the words "Alliance" and "Alliance Capital". Each of these service marks was registered in 1986.


ITEM 2.   PROPERTIES

     The Partnership's principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease which extends until 2016. The Partnership currently occupies approximately 290,000 square feet at this location. The Partnership also occupies approximately 79,700 square feet at 135 West 50th Street, New York, New York under leases expiring in 1998 and 1999. The Partnership also occupies approximately 16,800 square feet at 709 Westchester Avenue, White Plains, New York under leases expiring in 1999 and 2000, respectively. The Partnership and its subsidiaries, AFD and AFS, occupy approximately 125,000 square feet of space in Secaucus, New Jersey pursuant to a lease which extends until 2016.

     The Partnership also leases space in San Francisco, California; Chicago, Illinois; Greenwich, Connecticut; Minneapolis, Minnesota; and Beechwood, Ohio, and its subsidiaries lease space in Boston, Massachusetts; London, England; Paris, France; Tokyo, Japan; Sydney, Australia; Toronto, Canada; Luxembourg, Singapore, Bahrain, Mumbai, India; New

Delhi, India; Johannesburg, South Africa and Istanbul, Turkey. Joint venture subsidiaries of the Partnership have offices in Vienna, Austria; Sao Paolo, Brazil; Hong Kong, Chennai, India; Seoul, Korea; Warsaw, Poland and Moscow, Russia.


ITEM 3.   LEGAL PROCEEDINGS

     On July 25, 1995, a Consolidated and Supplemental Class Action Complaint ("Complaint") was filed against the Alliance North American Government Income Trust, Inc. (the "Fund"), the Partnership and certain other defendants affiliated with the Partnership alleging violations of federal securities laws, fraud and breach of fiduciary duty in connection with the Funds' investments in Mexican and Argentine securities. The Complaint, which sought certification of a plaintiff class of persons who purchased or owned class A, B or C shares of the Fund from March 27, 1992 through December 23, 1994 sought an unspecified amount of damages, costs, attorneys' fees and punitive damages. The principal allegations are that the Fund purchased debt securities issued by the Mexican and Argentine governments in amounts that were not permitted by the Funds' investment objective, and that there was no shareholder vote to change the investment objective to permit purchases in such amounts. The Complaint further alleged that the decline in the value of the Mexican and Argentine securities held by the Fund caused the Fund's net asset value to decline to the detriment of the Fund's shareholders.

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

     On October 29, 1996, plaintiffs filed a motion for leave to file an amended complaint. The principal allegations of the proposed amended complaint are that
(i) the Fund failed to hedge against the risks of investing in foreign securities despite representations that it would do so, (ii) the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities, and (iii) two advertisements used by the Fund misrepresented the risks of investing in the Fund. On July 15, 1997, the District Court denied plaintiffs' motion for leave to file an amended complaint and ordered that the case be dismissed ("Second Decision"). The plaintiffs have appealed the Second Decision to the United States Court of Appeals for the Second Circuit.

     The Partnership believes that the allegations in the Complaint and the amended complaint are without merit and intends to vigorously defend against these claims. While the ultimate outcome of this matter cannot be determined at this time, management of the Partnership does not expect that it will have a material adverse effect on the Partnership's results of operations or financial condition.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1997, a Special Meeting of Limited Partners and Unitholders of the Partnership was held on December 16, 1997 at 1345 Avenue of the Americas, New York, New York. The Special Meeting was held to consider
(i) a proposal to approve and adopt the Alliance Capital Management L.P. 1997 Long Term Incentive Plan ("Proposal 1") and (ii) to amend the Alliance Capital Management L.P. Century Club Plan to increase by 400,000 the number of Units with respect to which awards may be granted under, and to modify the amendment procedure of the Century Club Plan ("Proposal 2").

     Proposal 1 and Proposal 2 were approved at the Special Meeting. 54,849,186 affirmative votes were cast in favor of Proposal 1, 525,861 votes were cast against Proposal 1 and 91,386 Units represented at the Special Meeting abstained from voting in respect of Proposal 1. 54,915,963 affirmative votes were cast in favor of Proposal 2, 426,654 votes were cast against Proposal 2 and 123,816 Units represented at the Special Meeting abstained from voting in respect of Proposal 2.

                                       PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR THE UNITS

     The Units are traded on the New York Stock Exchange ("NYSE"). The high and low sales prices on the NYSE during each quarter of the Partnership's two most recent fiscal years were as follows:


                    1997               High         Low
                    ----               ----         ---
                    First Quarter      15 1/8       12
                    Second Quarter     14 15/16     12
                    Third Quarter      18 13/16     14 1/2
                    Fourth Quarter     19 15/16     15 13/32

                    1996               High         Low
                    ----               ----         ---
                    First Quarter      12 7/8       10 11/16
                    Second Quarter     12 11/16     11 1/2
                    Third Quarter      13 1/16      11 7/16
                    Fourth Quarter     14 5/8       12 1/2

     On February 19, 1998, the Partnership declared a two for one Unit split payable to Unitholders of record on March 11, 1998. The high and low sales prices above have been adjusted to reflect the Unit split.

     On March 1, 1998 the closing price of the Units on the NYSE was $50.125 per Unit without adjustment for the Unit split. As of March 1, 1998 there were approximately 1,642 Unitholders of record.

CASH DISTRIBUTIONS

     The Partnership distributes on a quarterly basis all of its Available Cash Flow (as defined in the Partnership Agreement). During its two most recent fiscal years the Partnership made the following distributions of Available Cash
Flow:

      Quarter During 1997 With
       Respect to Which a Cash
     Distribution Was Paid from      Amount of Cash
       Available Cash Flow for      Distribution Per
           that Quarter                  Unit                Payment Date
     --------------------------     ----------------         ------------
          First Quarter                 $0.30               May 20, 1997
          Second Quarter                 0.32               August 21, 1997
          Third Quarter                  0.37               November 28, 1997
          Fourth Quarter                 0.41               February 24, 1998
                                        -----
                                        $1.40
                                        -----
                                        -----

      Quarter During 1996 With
       Respect to Which a Cash
     Distribution Was Paid from      Amount of Cash
       Available Cash Flow for      Distribution Per
           that Quarter                  Unit                Payment Date
     --------------------------     ----------------         ------------
          First Quarter                $0.260               May 28, 1996
          Second Quarter                0.265               August 22, 1996
          Third Quarter                 0.275               November 18, 1996
          Fourth Quarter                0.295               March 4, 1997
                                       ------
                                       $1.095
                                       ------
                                       ------

     On February 19, 1998 the Partnership declared a two for one Unit split payable to Unitholders of record on March 11, 1998. The cash distributions per Unit amounts above have been adjusted to reflect the Unit split.

ITEM 6.   SELECTED FINANCIAL DATA

     The Selected Consolidated Financial Data which appears on page 40 of the Alliance Capital Management L.P. 1997 Annual Report to Unitholders is incorporated by reference in this Annual Report on Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 42 through 51 of the Alliance Capital Management L.P. 1997 Annual Report to Unitholders is incorporated by reference in this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In January 1997, the SEC released amended Rule 4-08 of Regulation S-X (General Notes to the Financial Statements), as part of Release No. 33-7386, requiring additional disclosure with respect to accounting policies followed in connection with the accounting for derivative financial instruments and derivative commodity instruments. This disclosure is required for all periods ending after June 15, 1997, unless a registrant's most recent Form 10-K is in compliance. The Release also added Item 305 to Regulation S-K to require quantitative and qualitative disclosures outside the financial statements about market risk inherent in derivative and other financial instruments. The requirements of Item 305 become effective for non-bank registrants with market capitalization in excess of $2.5 billion at January 28, 1997, for filings that include annual financial statements for periods ending after June 15, 1997. For registrants with market capitalization under $2.5 billion, the requirements of
Item 305 become effective for filings that include annual financial statements for periods ending after June 15, 1998. The Partnership believes it is currently in compliance with amended Rule 4-08 of Regulation S-X. The Partnership's market capitalization was less than $2.5 billion on January 28, 1997. The requirements of Item 305 will commence with the Partnership's Annual Report on Form 10-K for the period ended December 31, 1998, at which time the additional requirements of Item 305 will be addressed.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements of Alliance Capital Management L.P. and subsidiaries and the report thereon by KPMG Peat Marwick LLP which appear on pages 52 through 69 of the Alliance Capital Management L.P. 1997 Annual Report to Unitholders are incorporated by reference in this Annual Report on Form 10-K.

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

     The General Partner is reimbursed by the Partnership for all expenses incurred by it in carrying out its activities as General Partner, including compensation paid by the General Partner to its directors and officers (to the extent such persons are not compensated directly as employees of the Partnership) and the cost of directors and officers liability insurance obtained by the General Partner. The General Partner was not reimbursed for any such expenses in 1997 except for directors' fees and directors and officers liability insurance.

DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

     The directors and executive officers of the General Partner are as follows:

          Name                          Age       Position
          ----                          ---       --------

          Dave H. Williams              65        Chairman of the Board, Chief
                                                  Executive Officer and Director
          Luis Javier Bastida           52        Director
          Claude Bebear                 62        Director
          Donald H. Brydon              52        Director
          Bruce W. Calvert              51        Director, Vice Chairman and
                                                  Chief Investment Officer
          John D. Carifa                53        Director, President and Chief
                                                  Operating Officer
          Henri de Castries             43        Director
          Kevin C. Dolan                44        Director
          Denis Duverne                 45        Director
          Alfred Harrison               60        Director and Vice Chairman
          Jean-Pierre Hellebuyck        50        Director
          Benjamin D. Holloway          73        Director
          Joseph J. Melone              66        Director
          Edward D. Miller              57        Director
          Peter D. Noris                42        Director
          Frank Savage                  59        Director
          Stanley B. Tulin              48        Director
          Reba W. Williams              61        Director
          Robert B. Zoellick            44        Director
          David R. Brewer, Jr.          52        Senior Vice President and
                                                  General Counsel
          Robert H. Joseph, Jr.         50        Senior Vice President and
                                                  Chief Financial Officer

     Mr. Williams joined Alliance in 1977 and has been the Chairman of the Board and Chief Executive Officer since that time. He was elected a Director of Equitable on March 21, 1991 and was elected to the ECI Board of Directors in May of 1992. He is also a Senior Executive Vice President of AXA. AXA, ECI and Equitable are parents of the Partnership. Mr. Williams is the husband of Mrs. Reba W. Williams, a Director of Alliance.

     Mr. Bastida was elected a Director of Alliance in February 1995. He is Chief Financial Officer and a member of the Executive Committee of Banco Bilbao Vizcaya, S.A., ("BBV"). Mr. Bastida has been with BBV since 1976. Previous to that date he worked for General Electric. He is Chairman of Finanzia, the Specialized Finance subsidiary of BBV and a Director of Privanza, the Private Bank of the same group.

     Mr. Bebear was elected a Director of Alliance in February 1996. In January 1997, Mr. Bebear was appointed Chairman of the Executive Board of AXA. Prior thereto, he was Chairman and Chief Executive Officer of AXA since February, 1989 and Chief Executive Officer of the AXA Group since 1974. Mr. Bebear serves as Chairman or Director of numerous subsidiaries and affiliated companies of the AXA Group. He is also a Director of Saint-Gobain, Schneider S.A., and serves as a member of the Supervisory Board of Compagnie Financiare de Paribas. Mr. Bebear has been a Director of ECI since May 1992 and a Director of Equitable since July 1991. He was elected Chairman of ECI on February 14, 1996 and will
retire from that position on April 1, 1998.   AXA, ECI and Equitable are parents
of the Partnership

     Mr. Brydon was elected a Director of Alliance in May 1997. He is Chairman and Chief Executive Officer of AXA Investment Managers S.A. Mr. Brydon was formerly Barclays Group's Deputy Chief Executive of BZW, the investment banking division of Barclays Plc., and was a member of the Executive Committee of Barclays. Before joining BZW, Mr. Brydon was the Chief Executive and Chairman of Barclays de Zoete Wedd Investment Management Ltd. (BZWIM) and had served in various executive capacities within the Barclays organization including Barclays Investment Management Ltd. and Barclays Bank. Mr. Brydon serves as director of Allied Domecq Plc., Nycomed Auersham Plc., Edinburgh UK Index Trust Plc. and Edinburgh Inca Trust. He also serves as a member of the Executive Committee of the UK's Institutional Fund Managers Association and is a Member of the Board of the London Stock Exchange. In addition, Mr. Brydon serves as Advisor of British Aerospace Pension Fund Investment Management Ltd. and as Regulatory Officer of IMRO. AXA Investment Managers S.A. is a subsidiary of AXA, a parent of the Partnership.

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

     Mr. de Castries was elected a Director of Alliance in October 1993. He has been Senior Executive Vice President Financial Services and Life Insurance Activities of AXA since 1996. Prior thereto he was Executive Vice President Financial Services and Life Insurance Activities of AXA from 1993 to 1996, General Secretary of AXA from 1991 to 1993 and Central Director of Finances from 1989 to 1991. Mr. de Castries is also a Director or Officer of various subsidiaries and affiliates of the AXA Group and a Director of ECI, Equitable and Donaldson Lufkin & Jenrette, Inc. ("DLJ"). Mr. de Castries was elected Vice Chairman of ECI on February 14, 1996 and was elected Chairman of ECI, effective April 1, 1998. AXA, ECI and Equitable are parents of the Partnership. DLJ is a subsidiary of ECI.

     Mr. Dolan was elected a Director of Alliance in May 1995. He is Chief Executive Officer of AXA Investment Managers Paris, a subsidiary of AXA. Mr. Dolan has been with AXA since 1993. From 1983 to 1993 Mr. Dolan was Deputy General Manager of BFCE. AXA is a parent of the Partnership.

     Mr. Duverne was elected a Director of Alliance in February 1996. He has been Senior Vice President - International Life of AXA since 1995. Prior to that Mr. Duverne was a member of the Executive Committee in charge of Operations of Banque Colbert from 1992 to 1995. Mr. Duverne was Secretary General of Compagnie Financiare IBI from 1991 to 1992. Mr. Duverne worked for the French Ministry of Finance serving as Deputy Assistant Secretary for Tax Policy from 1988 to 1991 and director of the Corporate Taxes Department from 1986 to 1988. He is also a Director of various subsidiaries of the AXA Group. Mr. Duverne is also a Director of DLJ and Equitable. AXA and Equitable are parents of the Partnership. DLJ and Equitable are subsidiaries of ECI.

     Mr. Harrison joined Alliance in 1978 and was elected Vice Chairman on May 3, 1993. Mr. Harrison is in charge of the Partnership's Minneapolis office and is a senior portfolio manager. He was an Executive Vice President from 1986 to 1993 and a Senior Vice President from 1978 to 1986. He was elected a Director of Alliance in 1992.

     Mr. Hellebuyck was elected a Director of Alliance in October 1992. He is the Vice Chairman of AXA Investment Managers S.A. Mr. Hellebuyck is also a Director of various subsidiaries of AXA and Societe Des Bourses Francaises. AXA is a parent of the Partnership.

     Mr. Holloway was elected a Director of Alliance in November 1987. He is a consultant to The Continental Companies. From September 1988 until his retirement in March 1990, Mr. Holloway was a Vice Chairman of Equitable. He served as an Executive Vice President of Equitable from 1979 until 1988. Prior to his retirement he served as a Director and Officer of various Equitable subsidiaries and Mr. Holloway was also a Director of DLJ until March 1990. Mr. Holloway was a Director of Rockefeller Center Properties, Inc. and is a Director Emeritus of The Duke University Management Corporation,

Chairman of The Touro National Heritage Trust, a Regent of the Cathedral of St. John the Divine and a Trustee of Duke University (Emeritus) and the American Academy in Rome (Emeritus).

     Mr. Melone was elected a Director of Alliance in January 1991. Mr. Melone was elected Chief Executive Officer of ECI on February 14, 1996. He is a Director and President of ECI, has been Chairman of Equitable since February 1994 and is Senior Executive Vice President of AXA. Mr. Melone will retire from those positions on April 1, 1998. He was President and Chief Executive Officer of Equitable from November 1990 until February 1994. Mr. Melone was formerly Chief Operating Officer of ECI and Chief Executive Officer of Equitable. From 1984 to 1990, he was President of The Prudential Insurance Company of America. He is also a Director of DLJ, AT&T Capital Corporation and Foster Wheeler Corporation. AXA, ECI and Equitable are parents of the Partnership.

     Mr. Miller was elected a Director of Alliance in November 1997. He is President and Chief Executive Officer of ECI since August 1997. He was President of Equitable from August 1997 to January 1998 and has been Chairman of Equitable since January 1998 and Chief Executive Officer since August 1997. He is also a Senior Executive Vice President of AXA. From 1995 to 1997, he was Senior Vice Chairman of Chase Manhattan Corporation. Prior thereto, he was President of Chemical Bank (which merged with Chase in 1996) from 1994 to 1995 and Vice Chairman from 1991 to 1994. He is also a Director of KeySpan Energy Corporation, formed as a result of the merger of Long Island Lighting Company and Brooklyn Union Gas Co. AXA, ECI and Equitable are parents of the Partnership.

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

     Mr. Savage was elected a Director of Alliance in May 1993. He has been Chairman of Alliance Capital Management International, a division of the Partnership, since May 1994. Mr. Savage is a Director of ACFG, a subsidiary of the Partnership, and was Chairman of ACFG from July 1993 to August 1996. Prior to this, he was with ECMC, serving as Vice Chairman from June 1986 to April 1992, and Chairman from April 1992 to July 1993. In addition, Mr. Savage is a Director of Lockheed Martin Corporation, ARCO Chemical Company and Qualcomm Inc.

     Mr. Tulin was elected a Director of Alliance in July 1997. He is an Executive Vice President and Chief Financial Officer of ECI and Vice Chairman and Chief Financial Officer of Equitable. Mr. Tulin was elected a Director of DLJ in June 1997. Mr. Tulin was formerly Coopers & Lybrand's Co-Chairman of the Insurance Industry Practice. Before joining Coopers & Lybrand, Mr. Tulin was with Milliman and Robertson and from 1983 to 1988, he served as the consulting actuary to the Rehabilitators of the Baldwin United Corporation Life Company subsidiaries in rehabilitation. Mr. Tulin is a fellow of the Society of Actuaries, a member and Treasurer of the American Academy of Actuaries and a frequent speaker at actuarial and insurance industry conferences. He is a member of the Board of Directors for the Jewish Theological Seminary, as well as a member of his local school board. ECI and Equitable are parents of the Partnership and DLJ is a subsidiary of ECI.

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

     Mr. Zoellick was elected a Director of Alliance in February 1997. He is currently the John M. Olin Professor in National Security Affairs at the U.S. Naval Academy. From 1993 through 1997, Mr. Zoellick was an Executive Vice President at Fannie Mae, the largest investor in home mortgages in the U.S. Before joining Fannie Mae, he was Deputy Chief of Staff of the White House and Assistant to the President from 1992 to 1993. From 1989 to 1992, Mr. Zoellick was the Counselor of the State Department and later also Under Secretary of State for Economics. He served as the President's personal representative for the 1991 and 1992 G-7 Economic Summits. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of posts, including Counselor to Secretary James A. Baker III. He serves on the boards of Jones Intercable and Said

Holdings. Mr. Zoellick also serves on the boards of several non-profit entities including the Council on Foreign Relations, the German Marshall Fund, the Eurasia Foundation, the European Institute, the American Council on Germany, the National Bureau of Asian Research and the Overseas Development Council.

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

     The General Partner has an Audit Committee composed of its independent directors Mr. Holloway and Mr. Zoellick. The Audit Committee reports to the Board of Directors with respect to the selection and terms of engagement of the Partnership's independent auditors and reviews various matters relating to the Partnership's accounting and auditing policies and procedures. The Audit Committee held four meetings in 1997.

     The General Partner has a Board Compensation Committee composed of Messrs. Williams, Holloway and Melone. The Board Compensation Committee is responsible for compensation and compensation related matters, including, but not limited to, responsibility and authority for determining bonuses, contributions and awards under most employee incentive plans or arrangements, amending or terminating such plans or arrangements or any welfare benefit plan or arrangement or adopting any new incentive, fringe benefit or welfare benefit plan or arrangement. The Option Committee, consisting of Mr. Holloway and Mr. Zoellick, is responsible for granting options under the Partnership's Unit Option Plan and 1993 Unit Option Plan. The 1997 Option Committee, consisting of Messrs. Williams, Holloway, Miller and Zoellick, is responsible for granting options under the Partnership's 1997 Long Term Incentive Plan. The Unit Option and Unit Bonus Committee, consisting of Messrs. Holloway and Melone, is responsible for granting awards under the Partnership's Unit Bonus Plan. The Board Compensation Committee, Option Committee, Unit Option and Unit Bonus Committee and 1997 Option Committee consult with a Management Compensation Committee consisting of Messrs. Williams, Calvert, Carifa and Harrison with respect to matters within their authority. The Century Club Plan Committee, consisting of Messrs. Carifa and Michael J. Laughlin, Executive Vice President of the General Partner and Chairman of the Board of AFD, is responsible for granting awards under the Partnership's Century Club Plan.

     The General Partner pays directors who are not employees of the Partnership, Equitable or any affiliate of Equitable an annual retainer of $18,000 plus $1,000 per meeting attended of the Board of Directors and $500 per meeting of a committee of the Board of Directors not held in conjunction with a
Board of Directors meeting.   The Partnership reimburses Messrs. Bastida,
Bebear, Brydon, de Castries, Dolan, Duverne, Hellebuyck, Holloway and Zoellick for certain expenses incurred in attending Board of Directors' meetings. Other directors are not entitled to any additional compensation from the General Partner for their services as directors. The Board of Directors meets quarterly.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the General Partner's directors and executive officers, and persons who own more than 10% of the Units, to file with the SEC and NYSE initial reports of ownership and reports of changes in ownership of Units. To the best of the Partnership's knowledge, during the year ended December 31, 1997 all Section 16(a) filing requirements applicable to its executive officers, directors and 10% beneficial owners were complied with except that during 1997 statements of changes in beneficial ownership on Form 4 were not filed on a timely basis on behalf of Messrs. Dave H. Williams, Bruce W. Calvert, Frank Savage and Robert B. Zoellick.

ITEM 11.  EXECUTIVE COMPENSATION

     The following Summary Compensation Table sets forth all plan and non-plan compensation awarded to, earned by or paid to the Chairman of the Board and each of the four most highly compensated executive officers of the General Partner at the end of 1997 ("Named Executive Officers"):


                                                                                            Long Term Compensation
                                                                                     -----------------------------------
                                       Annual Compensation                           Awards               Payouts
                             -----------------------------------------------------------------------------------------------------
(a)                          (b)      (c)          (d)            (e)                (f)        (g)           (h)       (i)
                                                                   Other             Restricted
Name                                                               Annual            Stock                    LTIP      All other
And                                                                Compen-           Award(s)   Options/      Payouts   Compen-
Principal                                                          sation                                               sation
Position                     Year     Salary ($)   Bonus ($)       ($) (1)           ($)        (#Units)      ($) (1)   ($) (2)
--------                     ----     ----------   ---------       -------           ---         -------      -------   -------
Dave H. Williams             1997     $  274,976   $  3,000,000    $  --------       $ 0              0       $ 0     $  835,027
Chairman & Chief             1996        263,443      4,000,000       --------         0              0         0        267,568
Executive Officer            1995        225,000      1,000,000         62,595         0              0         0        213,689



John D. Carifa               1997        250,000      4,000,000       --------         0              0         0        686,979
President & Chief            1996        238,461      3,000,000         54,752         0              0         0        426,398
Operating Officer            1995        200,000      1,000,000         74,822         0        175,000         0        135,191



Bruce Calvert                1997        250,000      4,000,000       --------         0              0         0        687,532
Vice Chairman &              1996        238,461      3,000,000       --------         0              0         0        425,101
Chief Investment Officer     1995        200,000      1,000,000       --------         0        150,000         0        138,048



Robert H. Joseph, Jr.        1997        160,000        494,000       --------         0         10,000         0        110,335
Senior Vice President &      1996        157,692        385,000       --------         0         10,000         0         61,434
Chief Financial Officer      1995        150,000        312,500       --------         0         30,000         0         24,066



David R. Brewer, Jr.         1997        157,692        495,500        104,646         0         10,000         0        110,037
Senior Vice President        1996        146,538        395,750       --------         0         10,000         0         62,108
& General Counsel            1995        132,692        272,250        136,788         0         20,000         0         22,496

     (1) Perquisites and personal benefits are not included in column (e) if the aggregate amount did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported in columns (c) and (d).

     Column (e) for 1997 includes for Mr. Brewer, among other perquisites and personal benefits, $98,000 representing the dollar value of the difference between the exercise price and the fair market value of Units acquired as a result of the exercise of options granted under the Partnership's Unit Option Plan.

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

     Column (e) for 1995 includes for (i) Mr. Carifa, among other perquisites and personal benefits, $22,319 representing interest rate subsidies equal to 3% per annum of the outstanding balances of personal loans obtained by Mr. Carifa from commercial banks the proceeds of which were used to pay withholding tax liabilities related to the vesting of Units acquired in 1988, (ii) Messrs. Williams and Carifa, among other perquisites and personal benefits, $50,100 and $33,400, respectively, for personal tax services, and (iii) Mr. Brewer, among other perquisites and personal benefits, $129,562 representing the dollar value of the difference between the exercise price and the fair market value of Units acquired as a result of the exercise of options granted under the Partnership's Unit Option Plan.

     (2) Column (i) includes award amounts vested and earnings credited in 1996 and 1997 in respect of the Alliance Partners Compensation Plan. Column (i) does not include any amounts in respect of awards made in 1997 in respect of the Alliance Partners Compensation Plan since none of these awards have vested and no earnings have been credited in respect of these awards. (See "Employee Benefit Plans - Alliance Partners Compensation Plan").

     Column (i) includes the following amounts for 1997 (See "Employee Benefit Plans - Partners Plan, Capital Accumulation Plan, Profit Sharing Plan and Alliance Partners Compensation Plan"):


                                            Vesting of Awards     Vesting of Awards
                        Earnings Accrued  and Accrued Earnings   and Accrued Earnings    Profit Sharing   Term Life
                        On Partners Plan     Under Capital      Under Alliance Partners       Plan        Insurance
                           Balances        Accumulation Plan      Compensation Plan       Contribution     Premiums      Total
                           --------        -----------------      -----------------       ------------     --------      -----
Dave H. Williams            $14,483            $524,287             $242,666               $23,000         $30,591      $835,027
John D. Carifa                5,663              28,145              623,259                23,000           6,912       686,979
Bruce W. Calvert              4,996              29,365              623,259                23,000           6,912       687,532
Robert H. Joseph, Jr.             0                   0               83,015                23,000           4,320       110,335
David R. Brewer, Jr.              0                   0               83,015                22,769           4,253       110,037

OPTION GRANTS IN 1997

          The table below shows information regarding grants of options made to the Named Executive Officers under the Partnership's Unit Option Plan, 1993 Unit Option Plan and 1997 Long Term Incentive Plan during 1997. The amounts shown for each of the Named Executive Officers as potential realizable values are based on assumed annualized rates of appreciation of five percent and ten percent over the full ten-year term of the options, which would result in Unit prices of approximately $64.90 and $103.11, respectively. The amounts shown as potential realizable values for all Unitholders represent the corresponding increases in the market value of 83,936,643 outstanding Units held by all Unitholders as of December 31, 1997, which would total approximately $2.1 billion and $5.4 billion, respectively. No gain to the optionees is possible without an increase in Unit price which will benefit all Unitholders proportionately. These potential realizable values are based solely on assumed rates of appreciation required by applicable SEC regulations. Actual gains, if any, on option exercises and

Unitholdings are dependent on the future performance of the Partnership's Units. There can be no assurance that the potential realizable values shown in this table will be achieved.


                                                               Option Grants In 1997

                                                 Individual Grants (1)                     Potential Realizable Value at Assumed
                                                                                               Annual Rates of Unit Price
                                                                                              Appreciation for Option Term
                             -------------------------------------------------------------    ----------------------------
                                                  % of total
                             Number of            Options
                             Securities           Granted to
                             Underlying           Employees in   Exercise
                             Options Granted      Fiscal Year    Price          Expiration     5%             10%
Name                         (#)                  (2)            ($/Unit)       Date           ($)            ($)
--------------------------------------------------------------------------------------------------------------------------
Dave H. Williams                  0               N/A            N/A            N/A              N/A            N/A
John D. Carifa                    0               N/A            N/A            N/A              N/A            N/A
Bruce W. Calvert                  0               N/A            N/A            N/A              N/A            N/A
Robert H. Joseph, Jr.        10,000               N/A            36.9375        12/16/07       232,000        589,000
David R. Brewer, Jr.         10,000               N/A            36.9375        12/16/07       232,000        589,000
--------------------------------------------------------------------------------------------------------------------------


(1) Options on Units are awarded at the fair market value of Units at the date of award and become exercisable in 20% increments commencing one year from such date if the optionee has not died or terminated employment. Such options lapse at the earliest of ten years after award, three months after the optionee's normal termination of employment or disability, six months after the optionee's death, or at the time of the optionee's termination of employment otherwise than normally.
(2)  1,002,500 Units were subject to outstanding option grants.

AGGREGATED OPTION EXERCISES IN 1997 AND 1997 YEAR-END OPTION VALUES


     The following table summarizes for each of the Named Executive Officers the number of options exercised during 1997, the aggregate dollar value realized upon exercise, the total number of Units subject to unexercised options held at December 31, 1997, and the aggregate dollar value of in-the-money, unexercised options held at December 31, 1997. Value realized upon exercise is the difference between the fair market value of the underlying Units on the exercise date and the exercise price of the option. Value of unexercised, in-the-money options at fiscal year-end is the difference between its exercise price and the fair market value of the underlying Units on December 31, 1997, which was $39.8125 per Unit. These values, have not been, and may never be, realized.
The underlying options have not been, and may never be, exercised; and actual gains, if any, on exercise will depend on the value of the Partnership's Units on the date of exercise. There can be no assurance that these values will be realized.

                                              Aggregated Option Exercises In 1997
                                              And December 31, 1997 Option Values
                                              -----------------------------------
                                                                Number of Units             Value of Unexercised
                                                             Underlying Unexpired           In-the-Money Options
                             Options          Value      Options at December 31, 1997    at December 31, 1997 ($) (1)
                            Exercise        Realized     ------------------------------------------------------------
Name                        (# Units)          ($)        Exercisable   Unexercisable     Exercisable  Unexercisable
---------------------------------------------------------------------------------------------------------------------
Dave H. Williams                0              N/A                0              0                 0              0
John D. Carifa                  0              N/A          190,000        185,000         3,839,375      3,765,313
Bruce W. Calvert                0              N/A          180,000        170,000         3,635,000      3,458,750
Robert H. Joseph, Jr.           0              N/A           51,000         44,000         1,192,438        656,375
David R. Brewer, Jr.          4,000          122,250         74,000         34,000         1,991,000        454,000
---------------------------------------------------------------------------------------------------------------------


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

EMPLOYEE BENEFIT PLANS

     UNIT OPTION PLAN. Pursuant to the Partnership's Unit Option Plan key employees of the Partnership and its subsidiaries, other than Messrs. Williams, Harrison, Carifa and Calvert, may be granted options to purchase up to 4,923,076 Units. Options may be granted only to employees who the Option Committee of the General Partner, consisting of Mr. Holloway and Mr. Zoellick which administers the Plan, after obtaining recommendations from the Management Compensation Committee, determines materially contribute, or are expected to materially contribute, to the growth and profitability of the Partnership's business. The number of options to be granted to any employee is to be determined in the discretion of the Board Compensation Committee. Options may be granted with terms of up to ten years, and an employee's right to exercise each option will vest at a rate no faster than 20% per year commencing on the first anniversary of the date of grant. Each option will have an exercise price no less than the fair market value of the Units subject to option at the time the option is granted, payable in cash. Generally, options may only be exercisable while the optionee is employed by the Partnership. Options may not be granted under the Unit Option Plan after ten years from its adoption. See "Option Grants in 1997 and "Aggregated Option Exercises in 1997 and 1997 Year-End Option Values."

     1993 UNIT OPTION PLAN. Pursuant to the Partnership's 1993 Unit Option Plan key employees of the Partnership and its subsidiaries may be granted options to purchase Units. The aggregate number of Units that may be the subject of options granted or awarded under the 1993 Unit Option Plan, the Unit Bonus Plan and the Century Club Plan may not exceed 3,200,000 Units ("Overall Limitation"). In addition the maximum aggregate number of Units that may be the subject of options granted or awarded under the 1993 Unit Option Plan, the Unit Bonus Plan and the Century Club Plan in any of the years ended July 22, 1994, 1995, 1996 and 1997 may not exceed 800,000 Units ("Annual Limitation"). The maximum number of Units that may otherwise be the subject of options granted under the 1993 Unit Option Plan will be increased by the number of Units tendered to the Partnership by employees in payment of either the exercise price or withholding tax liabilities. Options may be granted only to employees who the Option Committee of the General Partner, which administers the Plan, after obtaining recommendations from the Management Compensation Committee, determines materially contribute, or are expected to materially contribute, to the growth and profitability of the Partnership's business. Options may be granted with terms of up to ten years, and an employee's right to exercise each option will vest at a rate no faster than 20% per year commencing on the first anniversary of the date of grant. Each option will have an exercise price no less than the fair market value of the Units subject to the option at the time the option is granted, payable in cash. Generally, options may only be exercisable while the optionee is employed by the Partnership or one of its subsidiaries. Options may not be granted under the 1993 Unit Option Plan after ten years from its adoption. See "Option Grants in 1997" and "Aggregated Option Exercises in 1997 and 1997 Year-End Option Values."

     1997 LONG TERM INCENTIVE PLAN. Pursuant to the 1997 Long Term Incentive Plan key employees of the Partnership and its subsidiaries and Directors of the General Partner may be granted options to purchase Units, restricted Units, phantom restricted Units, performance awards denominated in Units and other Unit based awards. The maximum number of Units with respect to which awards may be granted under the 1997 Long Term Incentive Plan may not exceed 8,000,000. To date, the Board of Directors has only authorized the granting of Unit options. Options may be granted for terms of up to ten years and a grantee's right to exercise each option will vest at a rate no faster than 20% each year commencing on the first anniversary of the date of grant. Each option will have an exercise price no less than the fair market value of the Units subject to the option at the time the option is granted. The Board of Directors has authorized the 1997 Option Committee, consisting of Messrs. Williams, Holloway, Miller and Zoellick, to administer the 1997 Long Term Incentive Plan in respect of options. "See Option Grants in 1997" and "Aggregated Option Exercises in 1997 and 1997 Year End Option Values".

     PROFIT SHARING PLAN. The Partnership maintains a qualified defined contribution profit sharing plan covering most employees of the Partnership who have attained age 21 and completed one year of service. Annual contributions are determined by the Board of Directors in its sole discretion and are allocated among participants who are employed by a participating employer on the last business day of the calendar year involved by crediting each participant with the same proportion of the contribution as the participant's base compensation bears to the total base compensation of all participants. The plan provides for a 401(k) salary reduction election under which the Partnership may match a participant's election to reduce up to 5% of base salary. A participant's interest in the plan is 100% vested after the participant has completed three years of service although account balances deriving from salary reductions are 100% vested at all times. The Partnership's contributions under the plan for a given year may not exceed 15% of the aggregate compensation paid to all participants for that year. Contributions to a participant's plan account (including contributions made by a participant) for a particular year may not exceed 25% of the participant's compensation for that year or $30,000, whichever is less. The amount of the benefits ultimately distributed to an employee is dependent on the investment performance of the employee's account under the plan. Distribution of vested account balances under the plan is made upon termination of employment either in a lump sum or in installments for a specific period of years. If a participant dies prior to termination of his employment, the entire value of his account is paid to the participant's beneficiary. For 1997 vested contributions to the plan for the accounts of Messrs. Williams, Carifa, Calvert, Joseph and Brewer were $23,000, $23,000, $23,000, $23,000 and $22,769, respectively. These amounts are included in column (i) of the Summary Compensation Table.

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


                                                        Estimated Annual Benefits
                  -------------------------------------------------------------------------------------------------
 Average Final                                       Years of Service at Retirement
                  -------------------------------------------------------------------------------------------------
  Compensation         15             20             25             30             35             40             45
     $100,000     $19,465        $25,953        $32,442        $38,930        $45,418        $50,418        $55,418
      150,000      30,715         40,953         51,192         61,430         71,668         79,168         86,668
      200,000      41,965         55,953         69,942         83,930         97,918        100,000        100,000
      250,000      53,215         70,953         88,692        100,000        100,000        100,000        100,000
      300,000      64,465         85,953        100,000        100,000        100,000        100,000        100,000

     Assuming they are employed by the Partnership until age 65, the credited years of service under the plan for Messrs. Williams, Carifa, Calvert, Joseph and Brewer would be 20, 40, 38, 28 and 22, respectively. Compensation on which plan benefits are based includes only base compensation and not bonuses, incentive compensation, profit-sharing plan contributions or deferred compensation. The compensation for calculation of plan benefits for each of these five individuals for 1997 is $160,000, $160,000, $160,000, $160,000 and
$150,000, respectively.

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

     CENTURY CLUB PLAN. Pursuant to the Partnership's Century Club Plan up to 600,000 Units may be awarded to employees of AFD or another subsidiary of the Partnership who attain certain sales targets or sales criteria determined by the Century Club Committee. The maximum aggregate number of Units that may be awarded under the Century Club Plan, the 1993 Unit Option Plan and the Unit Bonus Plan may not exceed the Overall Limitation and the maximum aggregate number of Units that may be awarded under the Century Club Plan, the 1993 Unit Option Plan and the Unit Bonus Plan in any of the years ended July 22, 1994, 1995, 1996 and 1997 may not exceed that Annual Limitation. Units awarded under the Century Club Plan may be vested or unvested (i.e., subject to the forfeiture) at the time of award. Unvested Units will vest or become nonforfeitable in accordance with the conditions specified by the Century Club Committee at the time of award.

     None of the Named Executive Officers is eligible to receive an award under the Century Club Plan.

     ALLIANCE PARTNERS COMPENSATION PLAN. During 1995 the Partnership established a nonqualified, unfunded deferred compensation program known as the Alliance Partners Compensation Plan ("Partners Compensation Plan") under which certain eligible employees are granted awards by the Management Compensation Committee. The awards consist of cash amounts which are generally credited with earnings based on the Partnership's earnings growth rate. The Partners Compensation Plan is administered by the Management Compensation Committee which determines the recipients of awards and the amount of awards. The Board of Directors of the General Partner may terminate the Partners Compensation Plan at any time without cause in which case the Partnership's liability would be limited to the payment of vested awards. All awards granted in 1995 vest over three years and all awards granted in 1996 and subsequent years vest over eight years to the extent the grantee remains employed by the Partnership during such three or eight year period. Payment of vested benefits generally will be made in cash over a five year period commencing at retirement. The amount awarded in 1997 under the Partners Compensation Plan was $21,725,000 and for 1998 the Partnership may award 5% of operating revenues less operating expenses under the Partners Compensation Plan. Messrs. Carifa, Calvert, Joseph and Brewer were granted awards of $1,500,000, $1,500,000, $325,000 and $325,000, respectively, under the Partners Compensation Plan for 1997. These amounts are not included in column (i) of the Summary Compensation Table since none of these awards have vested and no earnings have been credited in respect of the awards.

     PARTNERS PLAN. Since 1983 a nonqualified, unfunded deferred compensation program known as the Partners Plan has been maintained under which certain key employees received incentive awards pursuant to a formula set each year by the Management Compensation Committee. No awards have been or will be made under the Partners Plan for any year after 1987. All awards are fully vested. Unless accelerated, award account balances generally are distributed upon resignation, retirement, disability or death. The Board of Directors of the General Partner has the right to accelerate vesting and make distributions of up to 90% of a participant's account balance if the key employee agrees to extend the term of his employment for a period of at least one year. Until distributed, the awards are credited with interest based on prevailing market rates plus, for the years prior to 1989, a premium if the Partnership's earnings growth rate exceeded certain levels. Interest credited during 1997 for the accounts of Messrs. Williams, Carifa and Calvert was $14,483, $5,663 and $4,996, respectively.
These amounts are included in column (i) of the Summary Compensation Table. No amounts were distributed under the Partners Plan for any of the Named Executive Officers in 1997.

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

     While the Partnership is responsible for the payment of all obligations under the plan, ACMC and Alliance are required, subject to certain limitations, to make capital contributions to the Partnership in an amount equal to the payments. ACMC's obligations are guaranteed, subject to certain limitations, by EIC. No additional awards will be made under this plan, but employees will continue to vest in their existing account balances and to be credited with interest at prevailing market rates on balances. A participant's total cash compensation for 1987 increased by 5% per year, compounded annually, will be considered his total cash compensation for purposes of determining the amount of any death benefits payable in respect of the participant. The Board of Directors of the General Partner intends to cancel this plan if tax legislation is enacted which adversely affects certain benefits derived by ACMC from insurance on the lives of certain of the Partnership's employees purchased in connection with the plan. If the plan is cancelled, the Board of Directors of the General Partner may, at its option, either pay each participant his then vested account balance or continue to maintain the account balances for vesting and distribution as described above as if the plan had not terminated, provided that in such event no death benefit based on a participant's total cash compensation will be paid. The plan account balances which became vested during 1997 for the accounts of Messrs. Williams, Carifa and Calvert were $524,287, $28,145 and $29,365, respectively. These amounts are included in column (i) of the Summary Compensation Table.

     DEFERRAL PLAN. Under this plan, certain employees of the Partnership may elect to defer for at least one year the receipt of base or bonus compensation otherwise payable in a given year to January 31 of the year selected. Interest is credited at prevailing market rates on the amounts deferred under this plan until paid. In certain cases, 10% of a deferred amount is subject to forfeiture if the employee's employment terminates prior to the January 31 payment date for any reason other than death or disability. There was no compensation deferred from 1997 to a subsequent year for the Named Executive Officers. During 1997 there were no payments of previously deferred compensation to or interest credited on amounts deferred by any of the Named Executive Officers.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SECURITY HOLDERS

     The Partnership has no information that any person beneficially owns more than 5% of the outstanding Units except (i) Equitable, ACMC and ECMC, wholly-owned subsidiaries of ECI, and (ii) as reported on Amendment No. 5 to
Schedule 13D dated September 4, 1997, filed with the SEC by AXA and certain of its affiliates pursuant to the Securities Exchange Act of 1934. The following table and notes have been prepared in reliance upon such filing for the nature of ownership and an explanation of overlapping ownership.


                                          Amount and Nature of
                                               Beneficial
          Name and Address of             Ownership Reported on       Percent
          Beneficial Owner                      Schedule              of Class
          ----------------                      --------              --------
          AXA (1)(2)(3)                       48,111,283 (4)           57.2%
          9 place Vendome,
          75001 Paris,
          France

          ECI (3)
          1290 Avenue of the Americas,
          New York, NY 10019                  48,111,283 (4)           57.2%


(1) At March 1, 1998, AXA and certain of its subsidiaries beneficially owned approximately 59.0% of ECI's outstanding common stock. At that date, based on information provided by AXA, approximately (i) 21.4% of the issued ordinary shares (representing 30.2% of the voting power) of AXA were controlled directly and indirectly by Finaxa, a French holding company, and
     (ii) 62.0% of the shares (representing 74.0% of the voting power) of Finaxa were owned by four French mutual insurance companies (the "Mutuelles AXA"). For insurance regulatory purposes the shares of capital stock of ECI beneficially owned by AXA and its subsidiaries have been deposited into a voting trust which has an initial term of 10 years ("Voting Trust") commencing May 12, 1992. The trustees of the Voting Trust (the "Voting Trustees") are Claude Bebear, Patrice Garnier and Henri de Clermont-Tonnerre. The Voting Trustees have agreed to exercise their voting rights to protect the legitimate economic interests of AXA, but with a view to ensuring that certain minority shareholders of AXA do not exercise control over ECI or certain of its insurance subsidiaries.

(2) The Voting Trustees may be deemed to be beneficial owners of all Units beneficially owned by AXA and its subsidiaries. In addition, the Mutuelles AXA, as a group, and Finaxa may be deemed to be beneficial owners of all Units beneficially owned by AXA and its subsidiaries. By virtue of the provisions of the Voting Trust Agreement, AXA may be deemed to have shared voting power with respect to the Units. AXA and its subsidiaries have the power to dispose or direct the disposition of all shares of the capital stock of ECI deposited in the Voting Trust. By reason of their relationship with AXA, the Mutuelles AXA, as a group, and Finaxa may be deemed to share the power to vote or to direct the vote to dispose or to direct the disposition of all the Units beneficially owned by AXA and its subsidiaries. The address of each of AXA and the Voting Trustees is 9 place Vendome, 75001 Paris, France. The address of Finaxa is 23 avenue Matignon, 75008 Paris, France. The addresses of the Mutuelles AXA are as follows: The address of each of AXA Assurances Vie Mutuelle and AXA Assurances I.A.R.D. Mutuelle is 21 rue de Chateaudun, 75009 Paris, France; the address of Alpha Assurances Vie Mutuelle is Tour Franklin, 100/101 Terrasse Boildieu, Cedex 11, 92042 Paris Las Defense, France; and the address of AXA Courtage Assurance Mutuelle is 26 rue Louis-le Grand, 75002 Paris, France. The address of Banque Paribas (which, at March 1, 1998, owned approximately 23.1% of the shares representing 14.4% of the voting power of Finaxa) is 3 rue d'Antin, Paris, France.

(3) By reason of their relationship, AXA, the Voting Trustees, ECI, Equitable, Equitable Holding Corporation, Equitable Investment Corporation ("EIC"), ACMC, ECMC, the Mutuelles AXA and FINAXA may be deemed to share the power to vote or to direct the vote or to dispose or direct the disposition of all or a portion of the 48,111,283 Units.

(4) Includes 551,395 Units which are issuable upon conversion of the Class A Limited Partnership Interest held by ECMC.


MANAGEMENT

The following table sets forth, as of March 1, 1998, the beneficial ownership of Units by each director and each Named Executive Officer of the General Partner and by all directors and executive officers of the General Partner as a group:

Name of                                  Number of Units and Nature  Percent of
Beneficial Owner                            of Beneficial Ownership    Class
----------------                            -----------------------    -----
Dave H. Williams (1)(2)                                     944,456     1.1%
Luis Javier Bastida                                               0      *
Claude Bebear (1)                                                 0      *
Donald H. Brydon (1)                                              0      *
Bruce W. Calvert (1) (3)                                    749,000      *
John D. Carifa(1) (4)                                     1,027,568     1.2%
Henri de Castries (1)                                             0      *
Kevin C. Dolan (1)                                                0      *
Denis Duverne (1)                                                 0      *
Alfred Harrison                                             365,410      *
Jean-Pierre Hellebuyck (1)                                        0      *
Benjamin D. Holloway                                          5,800      *
Joseph J. Melone (1)                                          5,000      *
Edward D. Miller (1)                                              0      *
Peter D. Noris                                                1,000      *
Frank Savage                                                 50,500      *
Stanley B. Tulin (1)                                              0      *
Reba W. Williams (1)(5)                                     944,456      *
Robert B. Zoellick                                              300      *
David R. Brewer, Jr. (1)(6)                                 121,154      *
Robert H. Joseph, Jr. (1) (7)                                65,000      *
All Directors and executive officer                       3,335,188     3.9%
of the General Partner as a Group (21 persons)(8)


*    Number of Units listed represents less than 1% of the Units outstanding.
(1) Excludes Units beneficially owned by AXA and ECI. Messrs. Williams, Bebear, Brydon, de Castries, Dolan, Duverne, Hellebuyck, Melone, Miller, Noris and Tulin are directors and/or officers of AXA, ECI and/or Equitable. Messrs. Calvert, Carifa, Harrison, Savage, Brewer, Joseph and Mrs. Reba W. Williams are directors and/or officers of ACMC.
(2)  Includes 80,000 Units owned by Mrs. Reba W. Williams.
(3) Includes 205,000 Units which may be acquired within 60 days under the Partnership's 1993 Unit Option Plan.
(4) Includes 220,000 Units which may be acquired within 60 days under the Partnership's 1993 Unit Option Plan.
(5)  Includes 864,456 Units owned by Mr. Dave H. Williams.

(6) Includes 76,000 Units which may be acquired within 60 days under the Partnership's Unit Option Plan and 1993 Unit Option Plan.
(7) Includes 55,000 Units which may be acquired within 60 days under the Partnership's Unit Option Plan and 1993 Unit Option Plan.
(8) Includes 556,000 Units which may be acquired within 60 days under the Partnership's Unit Option Plan and 1993 Unit Option Plan.

     The following tables set forth, as of March 1, 1998, the beneficial ownership of the common stock of ECI, AXA and Finaxa by each director and each Named Executive Officer of the General Partner and by all directors and executive officers of the General Partner as a group:

                                   ECI COMMON STOCK

Name of                               Number of Shares and Nature   Percent of
Beneficial Owner                          of Beneficial Ownership     Class
----------------                             --------------------     -----
Dave H. Williams (1)(2)                                    80,000         *
Luis Javier Bastida                                             0         *
Claude Bebear (2)                                               0         *
Donald H. Brydon (2)                                            0         *
Bruce W. Calvert (3)                                       40,000         *
John D. Carifa (4)                                         40,000         *
Henri de Castries (2)                                           0         *
Kevin C. Dolan (2)                                              0         *
Denis Duverne (2)                                           2,000         *
Alfred Harrison                                                 0         *
Jean-Pierre Hellebuyck (2)                                      0         *
Benjamin D. Holloway                                          108         *
Joseph J. Melone (2)(5)                                   342,156         *
Edward D. Miller                                                0         *
Peter D. Noris (6)                                         60,000         *
Frank Savage                                                  136         *
Stanley B. Tulin                                           44,121         *
Reba W. Williams (1)                                       80,000         *
Robert B. Zoellick                                              0         *
David R. Brewer, Jr.                                            0         *
Robert H. Joseph, Jr.                                           0         *
All Directors and executive officers                      608,521         *
of the General Partner as a Group (21 Persons)(7)


* Number of shares listed represents less than one percent (1%) of the number of shares of Common Stock outstanding.
(1) Represents 80,000 shares subject to options held by Mr. Williams, which options Mr. Williams has the right to exercise within 60 days.
(2) Excludes shares beneficially owned by AXA. Messrs. Williams, Bebear, Brydon, de Castries, Dolan, Duverne, Hellebuyck, Melone and Miller are officers of AXA.
(3) Represents 40,000 shares subject to options held by Mr. Calvert, which options Mr. Calvert has the right to exercise within 60 days.
(4) Represents 40,000 shares subject to options held by Mr. Carifa, which options Mr. Carifa has the right to exercise within 60 days.
(5) Includes 340,000 shares subject to options held by Mr. Melone, which options Mr. Melone has the right to exercise within 60 days.

(6) Represents 60,000 shares subject to options held by Mr. Noris, which options Mr. Noris has the right to exercise within 60 days.
(7) Represents 560,000 shares subject to options, which options my be exercised within 60 days.


                                   AXA COMMON STOCK

Name of                                 Number of Shares and Nature  Percent of
Beneficial Owner                            of Beneficial Ownership    Class
----------------                            -----------------------    -----
Dave H. Williams                                                  0        *
Luis Javier Bastida                                               0        *
Claude Bebear (1)                                           498,961        *
Donald H. Brydon                                                  0        *
Bruce W. Calvert                                                  0        *
John D. Carifa                                                  500        *
Henri de Castries (2)                                        46,063        *
Kevin C. Dolan (3)                                           13,520        *
Denis Duverne (4)                                             1,042        *
Alfred Harrison                                                   0        *
Jean-Pierre Hellebuyck (5)                                   33,207        *
Benjamin D. Holloway                                              0        *
Joseph J. Melone                                              1,000        *
Edward D. Miller                                                  0        *
Peter D. Noris                                                  250        *
Frank Savage                                                      0        *
Stanley B. Tulin                                                  0        *
Reba W. Williams                                                  0        *
Robert B. Zoellick                                                0        *
David R. Brewer, Jr.                                              0        *
Robert H. Joseph, Jr.                                             0        *
All Directors and executive officers                        594,543        *
of the General Partner as a Group (21 persons)(6)


* Number of shares listed represents less than one percent (1%) of the outstanding AXA common stock. Each AXA American Depositary Share is equivalent to one-half of a share of AXA Common Stock. Holdings of AXA American Depositary Shares are expressed as their equivalent in AXA common stock.
(1) Includes 23 shares owned by Mr. Bebear's wife, and 285,568 shares subject to options held by Mr. Bebear, which options Mr. Bebear has the right to exercise within 60 days.
(2) Includes 45,063 shares subject to options held by Mr. de Castries, which options Mr. de Castries has the right to exercise within 60 days.
(3) Includes 13,520 shares subject to options held by Mr. Dolan, which options Mr. Dolan has the right to exercise within 60 days.
(4) Includes 1,000 shares held jointly with Mr. Duverne's wife and 42 shares owned by Mr. Duverne's children.
(5) Includes 27,038 shares subject to options held by Mr. Hellebuyck, which options Mr. Hellebuyck has the right to exercise within 60 days and 375 shares into which certain notes held by Mr. Hellebuyck are convertible presently or within 60 days.
(6) Includes 371,564 shares subject to options, which options may be exercised within 60 days.

                                 FINAXA COMMON STOCK

Name of                                 Number of Shares and Nature  Percent of
Beneficial Owner                            of Beneficial Ownership     Class
----------------                            -----------------------     -----
Dave H. Williams                                                  0         *
Luis Javier Bastida                                               0         *
Claude Bebear (1)                                           636,065         *
Donald H. Brydon                                                  0         *
Bruce W. Calvert                                                  0         *
John D. Carifa                                                    0         *
Henri de Castries (2)                                        97,500         *
Kevin C. Dolan                                                    0         *
Denis Duverne                                                     0         *
Alfred Harrison                                                   0         *
Jean-Pierre Hellebuyck                                            0         *
Benjamin D. Holloway                                              0         *
Joseph J. Melone                                                  0         *
Edward D. Miller                                                  0         *
Peter D. Noris                                                    0         *
Frank Savage                                                      0         *
Stanley B. Tulin                                                  0         *
Reba W. Williams                                                  0         *
Robert B. Zoellick                                                0         *
David R. Brewer, Jr.                                              0         *
Robert H. Joseph, Jr.                                             0         *
All Directors and executive officers                        733,565         *
of the General Partner as a Group (21 persons)(3)


* Number of shares listed represents less than one percent (1%) of the outstanding Finaxa common stock.
(1) Includes 434,445 shares owned by Clauvalor, a French company controlled by Mr. Bebear, and 201,612 shares subject to options held by Mr. Bebear, which options Mr. Bebear has the right to exercise within 60 days.
(2) Represents 97,500 shares subject to options held by Mr. de Castries, which options Mr. de Castries has the right to exercise within 60 days.
(3) Includes 299,112 shares subject to options, which options may be exercised within 60 days.

     The General Partner makes all decisions relating to the management of the Partnership. The General Partner has agreed that it will conduct no business other than managing the Partnership, although it may make certain investments for its own account. Conflicts of interest, however, could arise between the General Partner and the Unitholders.

     Section 17-403(b) of the Delaware Revised Uniform Limited Partnership Act (the "Delaware Act") states that, except as provided in the Delaware Act or the partnership agreement, a general partner of a limited partnership has the same liabilities to the partnership and to the limited partners as a general partner in a partnership without limited partners. While, under Delaware law, a general partner of a limited partnership is liable as a fiduciary to the other partners, the Agreement of Limited Partnership of Alliance Capital Management L.P. (As Amended and Restated) ("Partnership Agreement") sets forth a more limited standard of liability for the General Partner. The Partnership Agreement provides that the General Partner is not liable for monetary damages to the Partnership for errors in judgment or for breach of fiduciary duty (including breach of any duty of care or loyalty), unless it is established that the General Partner's action or failure to act involved an act or omission undertaken with deliberate intent to cause injury to the Partnership, with reckless disregard for the best interests of the Partnership or with actual bad faith on the part of the General Partner, or constituted actual fraud. Whenever the Partnership Agreement provides that the General Partner is permitted or required to make a decision (i) in its "discretion," the General Partner is entitled to consider only such interests and factors as it desires and has no duty or obligation to consider any interest of or other factors affecting the Partnership or any Unitholder or (ii) in its "good faith" or under another express standard, the General Partner will act under that express standard and will not be subject to any other or different standard imposed by the Partnership Agreement or applicable law.

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

     The Partnership Agreement expressly permits all affiliates of the General Partner (including Equitable and its other subsidiaries) to compete, directly or indirectly, with the Partnership, to engage in any business or other activity and to exploit any opportunity, including those that may be available to the Partnership. AXA, Equitable and certain of their subsidiaries currently compete with the Partnership. See "Item 13." Certain Relationships and Related Transactions-Competition." The Partnership Agreement further provides that, except to the extent that a decision or action by the General Partner is taken with the specific intent of providing a benefit to an affiliate of the General Partner to the detriment of the Partnership, there is no liability or obligation with respect to, and no challenge of, decisions or actions of the General Partner that would otherwise be subject to claims or other challenges as improperly benefiting affiliates of the General Partner to the detriment of the Partnership or otherwise involving any conflict of interest or breach of a duty of loyalty or similar fiduciary obligation.

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

     The Partnership acts as the investment manager for the general and separate accounts of Equitable and its insurance company subsidiaries pursuant to investment advisory agreements. During 1997 the Partnership received approximately $71.0 million in fees pursuant to these agreements. In connection with the services provided under these agreements the Partnership provides ancillary accounting, valuation, reporting, treasury and other services under service agreements. During 1997 the Partnership received approximately $8.4 million in fees pursuant to these agreements. Equitable provides certain legal and other services to the Partnership relating to certain insurance and other regulatory aspects of the general and separate accounts of Equitable and its insurance company subsidiaries. During 1997 the Partnership paid approximately $1.1 million to Equitable for these services.

     During 1997 the Partnership paid Equitable approximately $24.8 million for certain services provided with respect to the marketing of the variable annuity insurance and variable life insurance products for which The Hudson River Trust is the funding vehicle.

     Equitable has issued to ACMC life insurance policies on certain employees of the Partnership, the costs of which are to be borne by ACMC without reimbursement by the Partnership. During 1997 ACMC paid approximately $5.7 million in insurance premiums on these policies.

     The Partnership and its employees are covered under various insurance policies maintained by Equitable and its other subsidiaries. The amount of premiums for these group policies paid by the Partnership to Equitable was approximately $566,000 for 1997.

     The Partnership provides investment management services to certain employee benefit plans of Equitable and DLJ. Advisory fees from these accounts totaled approximately $5.2 million for 1997 including $2.1 million from the separate accounts of Equitable.

     In April 1996 the Partnership acquired the United States investing activities and business of National Mutual Funds Management ("NMFM"), a subsidiary of AXA for $4.6 million cash. In connection therewith the Partnership entered into investment management agreements with National Mutual Holdings Limited, the parent of NMFM and a subsidiary of AXA, and various of its subsidiaries (collectively, the "NMH Group"). The NMH Group paid $3.1 million in advisory fees to the Partnership in 1997.

     Equico was the Partnership's third largest distributor of U.S. Funds in 1997 for which it received sales concessions from the Partnership on sales of $569 million. In 1997 Equico also distributed certain of the Partnership's cash management products. Equico received distribution payments totaling $7.0 million in 1997 for these services.

     DLJ Securities Corporation and Pershing distribute certain Alliance Mutual Funds and cash management products and receive sales concessions and distribution payments. In addition, the Partnership and Pershing have an agreement pursuant to which Pershing recommends to certain of its correspondent firms the use of the Partnership's cash management products for which Pershing is allocated a portion of the revenues derived by the Partnership from sales through the Pershing correspondents. Amounts paid by the Partnership to DLJ Securities Corporation, Pershing and Wood Struthers & Winthrop Management Corp., a subsidiary of DLJ, in connection with the above distribution services were $49.0 million in 1997. DLJ and its subsidiaries also provide the Partnership with brokerage and various other services, including clearing, investment banking, research, data processing and administrative services. Brokerage, the expense of which is borne by the Partnership's clients, aggregated approximately $109,000 for 1997. During 1997 the Partnership paid $600,000 to DLJ and its subsidiaries for all other services.

     During 1997 the Partnership reimbursed Equitable in the amount of $3.5 million for rent and the use of certain services and facilities.

     The Partnership and its subsidiaries provide investment management services to AXA Reinsurance Company, a subsidiary of AXA, and its affiliates, pursuant to discretionary investment advisory agreements. AXA Reinsurance Company and its affiliates paid the Partnership approximately $817,000 during 1997 for such services. In 1997, the Partnership also provided investment management services to Abeille Reassurances, a subsidiary of AXA, for which it did not receive any fees.

OTHER TRANSACTIONS

     During 1997 the Partnership paid certain legal and other expenses incurred by Equitable and its insurance company subsidiaries relating to the general and separate accounts of Equitable and such subsidiaries for which it has been or will be fully reimbursed by Equitable. The largest amount of such indebtedness outstanding during 1997 was approximately $167,000 which represents the amount outstanding on March 31, 1997.

     During 1997 a subsidiary of the Partnership and DLJ Merchant Banking II, Inc. ("DLJMB"), a subsidiary of DLJ, jointly sought opportunities for private equity investments in India. The Partnership's subsidiary incurred expenditures on behalf of the proposed joint venture. DLJMB agreed to reimburse the Partnership's subsidiary for 50% of such expenditures. The Partnership's subsidiary had not been fully reimbursed for such expenditures on December 31, 1997. The largest amount of indebtedness due to the Partnership in respect of such venture was approximately $287,000 which represents the amount outstanding on December 31, 1997.

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

     Mrs. Reba W. Williams, the wife of Dave H. Williams, was employed by the Partnership during 1997 and received compensation in the amount of $100,000.

     Certain of the hedge funds managed by the Partnership pay a portion of the carried interests or performance fees to certain portfolio managers, research analysts and other investment professionals who are associated with the management of the hedge funds. The Partnership provides investment management services to the hedge funds and is entitled to receive between 75% and 100% of the aggregate carried interests or performance fees paid by such funds. The Partnership received approximately $7.1 million from the hedge funds in 1997 primarily in respect of the performance of the hedge funds in 1996. Mr. Alfred Harrison, a Director and Vice Chairman of the General Partner, received $445,583 in 1997 in respect of his association with the hedge funds.

     ACMC and the General Partner are obligated, subject to certain limitations, to make capital contributions to the Partnership in an amount equal to the payments the Partnership is required to make as deferred compensation under the employment agreements entered into in connection with Equitable's 1985 acquisition of DLJ, as well as obligations of the Partnership to various employees and their beneficiaries under the Partnership's Capital Accumulation Plan. In 1997 ACMC made capital contributions to the Partnership in the amount of $761,000 in respect of these obligations. ACMC's obligations to make these contributions are guaranteed by EIC subject to certain limitations. All tax deductions with respect to these obligations, to the extent funded by ACMC, Alliance or EIC, will be allocated to ACMC or Alliance.

(4)  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a) The following is a list of the documents filed as a part of this Annual Report on Form 10-K:

                                                                Reference Pages
          Financial Statements                                  in Annual Report
          Consolidated Statements of Financial
               Condition, December 31, 1997 and 1996                    52
          Consolidated Statements of Income,
               Years ended December 31, 1997, 1996 and 1995             53
          Consolidated Statements of Changes in
               Partners' Capital, Years ended
               December 31 1997, 1996 and 1995                          54
          Consolidated Statements of Cash Flows,
               Years ended December 31, 1997, 1996, and 1995            55
          Notes to Consolidated Financial Statements                  56 - 68
          Independent Auditors' Report                                  69

   Schedules are omitted because they are not applicable, or the required information is set forth in the financial statements or notes thereto.

(b)  REPORTS ON FORM 8-K.

   A report on Form 8-K dated December 30, 1997 was filed during the last quarter of 1997 reporting that the Partnership intends to make an election under
Section 754 of the Internal Revenue Code of 1986, as amended, to adjust the tax basis of its assets in connection with sales and exchanges of Units in the secondary market that occur on or after January 1, 1998.

(c)  EXHIBITS.

     The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith or, in the case of Exhibit 13.9, incorporated by reference herein:


Exhibit        Description
-------        -----------
10.97          Unit Option Plan Agreement dated December 16, 1997 with Robert H.
               Joseph, Jr.
10.98          Unit Option Plan Agreement dated December 16, 1997 with David R.
               Brewer, Jr.
10.99          Amendment to the Transaction Agreement dated as of December 28,
               1995 among the Partnership, The Shareholders of Record of
               Cursitor Holdings Limited, Cursitor Holdings, L.P. ("CHLP") and the Persons listed on Schedule 1.2 to the Transaction Agreement
10.100         Amendment Number One to the Amended and Restated Limited
               Liability Company Agreement of Cursitor Alliance LLC dated as of
               February 29, 1996 among the Partnership, Alliance Capital
               Management Corporation of Delaware and CHLP
10.101         Amended and Restated Commercial Paper Dealer Agreement dated as of December 19, 1997 among the Partnership, Goldman, Sachs & Co.
               and NationsBanc Montgomery Securities, Inc.
13.9           Alliance Capital Management L.P. 1997 Annual Report to
               Unitholders
22.9           Subsidiaries of the Registrant
24.8           Consent of KPMG Peat Marwick LLP
25.81          Power of Attorney by Claude Bebear
25.82          Power of Attorney by Luis Javier Bastida
25.83          Power of Attorney by Donald H. Brydon
25.84          Power of Attorney by Henri de Castries
25.85          Power of Attorney by Kevin C. Dolan
25.86          Power of Attorney by Jean-Pierre Hellebuyck
25.87          Power of Attorney by Benjamin D. Holloway
25.88          Power of Attorney by Denis Duverne
25.89          Power of Attorney by Joseph J. Melone
25.90          Power of Attorney by Edward D. Miller
25.91          Power of Attorney by Peter D. Noris
25.92          Power of Attorney by Stanley B. Tulin
25.93          Power of Attorney by Robert B. Zoellick
25.94          Power of Attorney by Alfred Harrison
27.02          Financial Data Schedule

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

                                   Alliance Capital Management L.P.
                                   By:  Alliance Capital Management
                                        Corporation, General Partner

Date:     March 30, 1998           By:  /s/Dave H. Williams
                                        ------------------------------
                                        Dave H. Williams
                                        Chairman



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:     March 30, 1998                /s/John D. Carifa
                                        ------------------------------
                                        John D. Carifa
                                        President and Chief Operating Officer

Date:     March 30, 1998                /s/Robert H. Joseph, Jr.
                                        ------------------------------
                                        Robert H. Joseph, Jr.
                                        Senior Vice President and Chief
                                        Financial Officer

                                      Directors


/s/Dave H. Williams                                  *
----------------------------            ------------- -------------
Dave H. Williams                        Jean-Pierre Hellebuyck
Chairman and Director                   Director

             *                                       *
------------- --------------            ------------- -------------
Luis Javier Bastida                     Benjamin D. Holloway
Director                                Director

             *                                       *
------------- --------------            ------------- -------------
Claude Bebear                           Joseph J. Melone
Director                                Director

             *                                       *
------------- --------------            ------------- -------------
Donald H. Brydon                        Edward D. Miller
Director                                Director

/s/Bruce W. Calvert                                  *
----------------------------            ------------- -------------
Bruce W. Calvert                        Peter D. Noris
Director                                Director

/s/John D. Carifa                       /s/Frank Savage
----------------------------            ---------------------------
John D. Carifa                          Frank Savage
Director                                Director

             *
------------- --------------            ---------------------------

Henri de Castries                       Stanley B. Tulin
Director                                Director

            *                           /s/Reba W. Williams
------------ --------------             ---------------------------
Kevin C. Dolan                          Reba W. Williams
Director                                Director

             *                                       *
------------- --------------            ------------- -------------
Denis Duverne                           Robert B. Zoellick
Director                                Director

             *                          *BY/s/David R. Brewer, Jr.
------------- --------------            ---------------------------
Alfred Harrison                         David R. Brewer, Jr.
Director                                (Attorney-in-Fact)