Form 10-Q
period 1998-03-31
ALLIANCE CAPITAL MANAGEMENT LP
filed 1998-05-13
CIK 825313

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1998
                               ------------------------------------------------

                                          OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                               ---------------------     ----------------------

Commission File No.    1-9818
                   ------------------------------------------------------------

                         ALLIANCE CAPITAL MANAGEMENT L.P.
-------------------------------------------------------------------------------
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

The number of Units representing assignments of beneficial ownership of Limited Partnership Interests outstanding as of March 31, 1998 was 168,380,806 Units.

                           ALLIANCE CAPITAL MANAGEMENT L.P.

                                  Index to Form 10-Q


                                        Part I

                                FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS                                              Page
                                                                            ----

          Condensed Consolidated Statements of Financial Condition           2

          Condensed Consolidated Statements of Income                        3

          Condensed Consolidated Statements of Changes in
            Partners' Capital                                                4

          Condensed Consolidated Statements of Cash Flows                    5

          Notes to Condensed Consolidated Financial Statements              6-8


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                             9-14




                                       Part II

                                  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS                                                  15

Item 2.   CHANGES IN SECURITIES                                              15

Item 3.   DEFAULTS UPON SENIOR SECURITIES                                    15

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                                 15

Item 5.   OTHER INFORMATION                                                  15

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   15

                                        Part I

                                FINANCIAL INFORMATION



Item 1.   FINANCIAL STATEMENTS


                           ALLIANCE CAPITAL MANAGEMENT L.P.
               Condensed Consolidated Statements of Financial Condition

                                    (in thousands)



                           ASSETS                                        3/31/98       12/31/97
                                                                       -----------     --------
                                                                       (unaudited)
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .        $ 91,955       $ 63,761
Receivable from brokers and dealers for sale
  of shares of Alliance mutual funds . . . . . . . . . . . . . .         105,845         68,701
Fees receivable:
  Alliance mutual funds. . . . . . . . . . . . . . . . . . . . .          70,392         57,583
  Separately managed accounts:
    Affiliated clients . . . . . . . . . . . . . . . . . . . . .           5,130          8,357
    Third party clients. . . . . . . . . . . . . . . . . . . . .          84,891         73,774
Investments, available-for-sale. . . . . . . . . . . . . . . . .          49,965         47,097
Furniture, equipment and leasehold improvements, net . . . . . .          82,631         80,477
Intangible assets, net . . . . . . . . . . . . . . . . . . . . .          96,517         97,398
Deferred sales commissions, net. . . . . . . . . . . . . . . . .         285,131        251,632
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .          55,791         35,680
                                                                        --------       --------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . .        $928,248       $784,460
                                                                        --------       --------
                                                                        --------       --------


                         LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Payable to Alliance mutual funds for share purchases . . . . .        $137,018       $ 96,995
  Accounts payable and accrued expenses. . . . . . . . . . . . .         151,847        119,887
  Accrued compensation and benefits. . . . . . . . . . . . . . .         115,013         74,880
  Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         118,962         90,416
  Minority interests in consolidated subsidiaries. . . . . . . .           2,206          4,231
                                                                        --------       --------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . .         525,046        386,409

Partners' capital. . . . . . . . . . . . . . . . . . . . . . . .         403,202        398,051
                                                                        --------       --------
    Total liabilities and partners' capital. . . . . . . . . . .        $928,248       $784,460
                                                                        --------       --------
                                                                        --------       --------




        See accompanying notes to condensed consolidated financial statements.

                           ALLIANCE CAPITAL MANAGEMENT L.P.
                     Condensed Consolidated Statements of Income

                                     (unaudited)
                       (in thousands, except per Unit amounts)


                                                                           Three Months Ended
                                                                           ------------------
                                                                         3/31/98        3/31/97
                                                                         -------        -------
Revenues:
  Investment advisory and services fees:
    Alliance mutual funds. . . . . . . . . . . . . . . . . . . .        $142,531       $ 85,994
    Separately managed accounts:
      Affiliated clients . . . . . . . . . . . . . . . . . . . .          13,406         12,554
      Third party clients. . . . . . . . . . . . . . . . . . . .          79,524         58,462
  Distribution plan fees from Alliance mutual funds... . . . . .          65,290         47,247
  Shareholder servicing and administration fees. . . . . . . . .          13,144         12,765
  Other revenues . . . . . . . . . . . . . . . . . . . . . . .             2,122          2,229
                                                                        --------       --------
                                                                         316,017        219,251
                                                                        --------       --------

Expenses:
  Employee compensation and benefits . . . . . . . . . . . . . .          87,827         60,502
  Promotion and servicing:
    Distribution plan payments to financial intermediaries:
      Affiliated . . . . . . . . . . . . . . . . . . . . . . . .          17,454          9,085
      Third party clients. . . . . . . . . . . . . . . . . . .            39,464         32,714
    Amortization of deferred sales commissions . . . . . . . . .          22,847         15,738
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .          21,314         14,805
  General and administrative.. . . . . . . . . . . . . . . . . .          42,139         25,746
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . .             1,967            673
  Amortization of intangible assets. . . . . . . . . . . . . . .             881          2,622
                                                                        --------       --------
                                                                         233,893        161,885
                                                                        --------       --------

Income before income taxes . . . . . . . . . . . . . . . . . . .          82,124         57,366

  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .          13,140          4,017
                                                                        --------       --------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 68,984       $ 53,349
                                                                        --------       --------
                                                                        --------       --------

Net income per Unit:
  Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   0.40       $   0.31
                                                                        --------       --------
                                                                        --------       --------
  Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   0.39       $   0.31
                                                                        --------       --------
                                                                        --------       --------



        See accompanying notes to condensed consolidated financial statements.

                           ALLIANCE CAPITAL MANAGEMENT L.P.
                        Condensed Consolidated Statements of
                             Changes in Partners' Capital

                                     (unaudited)
                                    (in thousands)




                                                                          Three Months Ended
                                                                          ------------------
                                                                        3/31/98        3/31/97
                                                                        -------        -------
Partners' capital - beginning of period. . . . . . . . . . . . .        $398,051       $476,020

  Comprehensive income:
      Net income . . . . . . . . . . . . . . . . . . . . . . . .          68,984         53,349

      Unrealized gain (loss) on investments. . . . . . . . . . .             864            (18)

      Foreign currency translation adjustment. . . . . . . . . .             -              -
                                                                        --------       --------

      Total comprehensive income . . . . . . . . . . . . . . . .          69,848         53,331

  Capital contribution received from Alliance Capital
    Management Corporation . . . . . . . . . . . . . . . . . . .             860            898

  Cash distributions to partners . . . . . . . . . . . . . . . .         (70,078)       (50,013)

  Proceeds from Unit options exercised . . . . . . . . . . . . .           4,521          3,065
                                                                        --------       --------

Partners' capital - end of period. . . . . . . . . . . . . . . .        $403,202       $483,301
                                                                        --------       --------
                                                                        --------       --------



        See accompanying notes to condensed consolidated financial statements.

                           ALLIANCE CAPITAL MANAGEMENT L.P.
                   Condensed Consolidated Statements of Cash Flows

                                     (unaudited)
                                    (in thousands)



                                                                         Three Months Ended
                                                                        --------------------
                                                                        3/31/98        3/31/97
                                                                        -------        -------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  68,984      $  53,349
  Adjustments to reconcile net income to net cash provided
    from operating activities:
    Amortization and depreciation. . . . . . . . . . . . . . . . .        27,618         21,031
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .         3,477          1,522
    Changes in assets and liabilities:
      (Increase) in receivable from brokers and dealers for sale
        of shares of Alliance mutual funds . . . . . . . . . . . .       (37,144)       (22,937)
      (Increase) in fees receivable from Alliance mutual funds,
        affiliated clients and third party clients . . . . . . . .       (20,699)        (5,366)
      (Increase) in deferred sales commissions . . . . . . . . . .       (56,346)       (31,544)
      (Increase) in other assets . . . . . . . . . . . . . . . . .       (21,502)          (966)
      Increase in payable to Alliance mutual funds for share
        purchases. . . . . . . . . . . . . . . . . . . . . . . . .        40,023         24,654
      Increase in accounts payable and accrued expenses. . . . . .        30,060          7,196
      Increase in accrued compensation and benefits, less
        deferred compensation. . . . . . . . . . . . . . . . . . .        39,269         17,544
                                                                       ---------      ---------
          Net cash provided from operating activities. . . . . . .        73,740         64,483
                                                                       ---------      ---------

Cash flows from investing activities:
  Purchase of investments. . . . . . . . . . . . . . . . . . . . .      (109,008)       (45,907)
  Proceeds from sale of investments. . . . . . . . . . . . . . . .       107,004         58,027
  Additions to furniture, equipment and leasehold
    improvements, net. . . . . . . . . . . . . . . . . . . . . . .        (6,010)       (12,289)
                                                                       ---------      ---------
          Net cash used in investing activities. . . . . . . . . .        (8,014)          (169)
                                                                       ---------      ---------

Cash flows from financing activities:
  Proceeds from borrowings . . . . . . . . . . . . . . . . . . . .       217,290            -
  Repayment of debt. . . . . . . . . . . . . . . . . . . . . . . .      (189,375)        (5,387)
  Distributions to partners. . . . . . . . . . . . . . . . . . . .       (70,078)       (50,013)
  Capital contribution received from Alliance Capital Management
    Corporation. . . . . . . . . . . . . . . . . . . . . . . . . .           110            148
  Unit options exercised . . . . . . . . . . . . . . . . . . . . .         4,521          3,065
                                                                       ---------      ---------
          Net cash used in financing activities. . . . . . . . . .       (37,532)       (52,187)
                                                                       ---------      ---------

Effect of exchange rate changes on cash and cash equivalents . . .           -              -
                                                                       ---------      ---------

Net increase in cash and cash equivalents. . . . . . . . . . . . .        28,194         12,127
Cash and cash equivalents at beginning of period . . . . . . . . .        63,761         57,441
                                                                       ---------      ---------
Cash and cash equivalents at end of period . . . . . . . . . . . .     $  91,955      $  69,568
                                                                       ---------      ---------
                                                                       ---------      ---------



        See accompanying notes to condensed consolidated financial statements.

                           ALLIANCE CAPITAL MANAGEMENT L.P.
                 Notes to Condensed Consolidated Financial Statements
                                    March 31, 1998

                                     (unaudited)

1.   BASIS OF PRESENTATION

     The unaudited interim condensed consolidated financial statements of Alliance Capital Management L.P. (the "Partnership") included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) financial position at March 31, 1998, (b) results of operations for the three months ended March 31, 1998 and 1997 and (c) cash flows for the three months ended March 31, 1998 and 1997, have been made.

     Unit and per Unit amounts have been restated to reflect the two-for-one Unit split announced on February 19, 1998, payable to Unitholders of record on March 11, 1998.

2.   RECLASSIFICATION

     Certain prior period amounts have been reclassified to conform to the current period presentation.

3.   DEFERRED SALES COMMISSIONS

     Sales commissions paid to financial intermediaries in connection with the sale of shares of open-end mutual funds managed by the Partnership sold without a front-end sales charge are capitalized and amortized over periods not exceeding five and one-half years, the periods of time estimated by management of the Partnership during which deferred sales commissions are expected to be recovered from distribution plan payments received from the mutual funds and contingent deferred sales charges received from shareholders of the mutual funds upon the redemption of their shares. Contingent deferred sales charges reduce unamortized deferred sales commissions when received.

4.   COMMITMENTS AND CONTINGENCIES

     On February 29, 1996, the Partnership acquired substantially all of the assets and liabilities of Cursitor Holdings, L.P. ("CHLP") and all of the outstanding shares of Cursitor Holdings Limited, (collectively "Cursitor"). Cursitor Alliance LLC ("Cursitor Alliance") was formed in connection with the acquisition and CHLP acquired a minority interest in Cursitor Alliance. Through February 28, 2006, the Partnership has an option to purchase the minority interest held by CHLP in Cursitor Alliance, and CHLP has an option to sell its minority interest to the Partnership for cash, Units, or a combination thereof with a value of not less than $10.0 million or more than $37.0 million ("Buyout Price"). The Buyout Price will be determined based on the amount of global asset allocation investment advisory revenues earned by Cursitor Alliance during a twelve month period ending on the February 28th preceding the date either option is exercised. Due to the continuing decline in Cursitor Alliance revenues, management of the Partnership believes that the Buyout Price for the minority interest will be $10.0 million, which will be substantially higher than its fair value. Accordingly, the Partnership recorded a $10.0 million provision for the Buyout Price in the first quarter of 1998.

     On July 25, 1995, a Consolidated and Supplemental Class Action Complaint ("Complaint") was filed against Alliance North American Government Income Trust, Inc. (the "Fund"), the Partnership and certain other defendants affiliated with the Partnership alleging violations of federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. The Complaint, which sought certification of a plaintiff class of persons who purchased or owned Class A, B or C shares of the Fund from March 27, 1992 through December 23, 1994, sought an unspecified amount of damages, costs, attorneys' fees and punitive damages. The principal allegations were that the Fund purchased debt securities issued by the Mexican and Argentine governments in amounts that were not permitted by the Fund's investment objective, and that there was no shareholder vote to change the investment objective to permit purchases in such amounts. The Complaint further alleged that the decline in the value of the Mexican and Argentine securities held by the Fund caused the Fund's net asset value to decline to the detriment of the Fund's shareholders.

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

     On October 29, 1996, plaintiffs filed a motion for leave to file an amended complaint. The principal allegations of the proposed amended complaint are that (i) the Fund misrepresented its ability to hedge against the risks of investing in foreign securities, (ii) the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities, and
     (iii) two advertisements used by the Fund misrepresented the risks of investing in the Fund. On July 15, 1997, the District Court denied plaintiffs' motion for leave to file an amended complaint and ordered that the case be dismissed ("Second Decision"). The plaintiffs have appealed the Second Decision to the United States Court of Appeals for the Second Circuit.

     While the ultimate outcome of this matter cannot be determined at this time, management of the Partnership does not expect that it will have a material adverse effect on the Partnership's results of operations or financial condition.

5.   INCOME TAXES

     The Partnership is a publicly traded partnership for Federal income tax purposes and, accordingly, is not subject to Federal and state corporate income taxes. However, the Partnership is subject to the New York City unincorporated business tax and, effective January 1, 1998, to a 3.5% Federal tax on partnership gross income from the active conduct of a trade or business. Domestic corporate subsidiaries of the Partnership, which are subject to Federal, state and local income taxes, file a consolidated Federal income tax return and separate state and local income tax returns. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located.

6.   NET INCOME PER UNIT

     Basic net income per Unit is derived by reducing net income for each period by 1% for the general partnership interest held by the General Partner and dividing the remaining 99% by the weighted average number of Units outstanding and Units issuable upon conversion of the Class A Limited Partnership Interest during each period. Diluted net income per Unit is derived by reducing net income for each period by 1% for the general partnership interest held by the General Partner and dividing the remaining 99% by the weighted average number of Units outstanding, Unit equivalents and Units issuable upon conversion of the Class A Limited Partnership Interest during each period. The aggregate weighted average number of Units outstanding used in computing basic net income per Unit was 169,301,000 and 167,937,000 for the three months ended March 31, 1998 and 1997, respectively. The aggregate weighted average number of Units outstanding used in computing diluted net income per Unit was 174,511,000 and 171,010,000 for the three months ended March 31, 1998 and 1997, respectively.

7.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments for interest and income taxes were as follows (in thousands):

                                         Three Months Ended
                                              March 31,
                                         ------------------
                                          1998       1997
                                         ------     ------
          Interest. . . . . . . . . . .  $1,754     $  165
          Income taxes. . . . . . . . .   3,935      2,654

8.   ACCOUNTING PRONOUNCEMENTS

     On January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "REPORTING COMPREHENSIVE INCOME" which establishes the disclosure requirements for reporting comprehensive income in an entity's financial statements. Total comprehensive income is reported in the condensed consolidated statements of changes in partners' capital and includes net income, unrealized gains and losses on investments and foreign currency translation adjustments.

     In March 1998, the AICPA issued Statement of Position 98-1 ("SOP 98-1"), "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE". SOP 98-1 requires capitalization of external and certain internal costs incurred to obtain or develop internal-use computer software during the application development stage. The Partnership adopted the provisions of SOP 98-1 effective January 1, 1998. The adoption of SOP 98-1 did not have a material impact on the Partnership's consolidated financial statements. Prior to adopting SOP 98-1, software development costs were generally expensed as incurred. Capitalized internal-use software is amortized on a straight-line basis over the estimated useful life of the software.

9.   SUBSEQUENT EVENT

     On April 30, 1998, the Finance Committee of the Board of Directors of the General Partner declared a distribution of $65,054,000 or $0.38 per Unit representing the Available Cash Flow (as defined in the Partnership Agreement) of the Partnership for the three months ended March 31, 1998. The distribution is payable on May 18, 1998 to holders of record on May 11, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Alliance Capital Management L.P. (the "Partnership") offers a broad range of investment management products and services to meet the varied needs and objectives of individual and institutional investors. The Partnership derives substantially all of its revenues and net income from fees received for providing: (a) investment advisory, distribution and related services to the Alliance mutual funds, (b) investment advisory services to affiliated clients including The Equitable Life Assurance Society of the United States ("ELAS"), a wholly-owned subsidiary of The Equitable Companies Incorporated ("Equitable"), and certain other Equitable affiliates and (c) investment advisory services to separately managed accounts for unaffiliated institutional investors and high net-worth individuals ("third party clients"). The Alliance mutual funds include a broad range of open-end and closed-end mutual funds ("mutual funds"), variable life insurance and annuity products, including The Hudson River Trust ("HRT"), and cash management products, principally money market funds. Mutual funds also include structured products and hedge funds.


ASSETS UNDER MANAGEMENT(1)

(Dollars in billions)            3/31/98      3/31/97    $ Change     % Change
--------------------------------------------------------------------------------
Alliance mutual funds:
  Mutual funds                    $ 47.5      $ 28.4        $19.1        67.3%
  Cash management products          23.2        19.9          3.3        16.6
  Variable products                 27.5        17.4         10.1        58.0
--------------------------------------------------------------------------------
                                    98.2        65.7         32.5        49.5
--------------------------------------------------------------------------------

Separately managed accounts:
  Active equity & balanced          78.3        52.5         25.8        49.1
  Active fixed                      43.7        38.7          5.0        12.9
  Index                             25.3        18.9          6.4        33.9
  Asset allocation                   2.5         6.2         (3.7)      (59.7)
--------------------------------------------------------------------------------
                                   149.8       116.3         33.5        28.8
--------------------------------------------------------------------------------
Total                             $248.0      $182.0        $66.0        36.3%
--------------------------------------------------------------------------------
(1)Includes 100% of the mutual fund and separately managed account assets under management of unconsolidated joint venture subsidiaries of $0.9 billion and $0.4 billion, respectively, at March 31, 1998.

AVERAGE ASSETS UNDER MANAGEMENT(1)
                                                     Three months ended
(Dollars in billions)                         3/31/98      3/31/97    % Change
--------------------------------------------------------------------------------
Alliance mutual funds                         $ 90.3       $ 65.3        38.3%
Separately managed accounts:
  Affiliated clients                            29.6         26.7        10.9
  Third party clients                          113.0         92.9        21.6
--------------------------------------------------------------------------------
Total                                         $232.9       $184.9        26.0%
--------------------------------------------------------------------------------
(1)Includes mutual fund and separately managed account assets under management of unconsolidated joint venture subsidiaries.

Assets under management at March 31, 1998 were $248.0 billion, an increase of $66.0 billion or 36.3% from March 31, 1997 and an increase of $29.4 billion or 13.4% from December 31, 1997. Alliance mutual fund assets under management at March 31, 1998 were $98.2 billion, an increase of $32.5 billion or 49.5% from March 31, 1997, due principally to market appreciation of $15.4 billion and net sales of Alliance mutual fund shares of $17.5 billion. Separately managed account assets under management at March 31, 1998 were $149.8 billion, an increase of $33.5 billion or 28.8% from March 31, 1997. This increase was primarily due to market appreciation of $35.7 billion and net asset additions to affiliated client accounts of $2.1 billion, offset partially by net third party client account terminations and asset withdrawals of $4.7 billion, primarily global asset allocation accounts.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(Dollars & Units in millions,                            Three months ended
     except per Unit amounts)                       3/31/98   3/31/97   % Change
--------------------------------------------------------------------------------
Net income                                         $69.0      $53.3      29.5%
Net income per Unit(1):
  Basic                                            $0.40      $0.31      29.0
  Diluted                                          $0.39      $0.31      25.8
Weighted average number of Units outstanding(1):
  Basic                                            169.3      167.9       0.8
  Diluted                                          174.5      171.0       2.0
Operating margin                                    26.0%      26.2%       --
--------------------------------------------------------------------------------
(1)Unit and per Unit amounts have been restated to reflect the two-for-one Unit split paid to Unitholders of record as of March 11, 1998.

REVENUES
                                                       Three months ended
(Dollars in millions)                             3/31/98   3/31/97   % Change
--------------------------------------------------------------------------------
Investment advisory and services fees:
  Alliance mutual funds                           $142.5    $  86.0      65.7%
  Separately managed accounts:
    Affiliated clients                              13.4       12.6       6.3
    Third party clients                             79.5       58.5      35.9
Distribution plan fees from Alliance mutual funds   65.3       47.2      38.3
Shareholder servicing and administration fees       13.2       12.8       3.1
Other revenues                                       2.1        2.2      (4.5)
--------------------------------------------------------------------------------
Total revenues                                    $316.0     $219.3      44.1%
--------------------------------------------------------------------------------


Investment advisory and services fees, the largest component of the Partnership's revenues, are generally calculated as a small percentage of the value of assets under management and vary with the type of account managed. Fee income is therefore affected by changes in assets under management, including market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures. Certain investment advisory agreements provide for performance fees in addition to a base fee. Performance fees are earned when investment performance exceeds a contractually agreed upon benchmark and, accordingly, may increase the volatility of the Partnership's revenues and earnings.

Investment advisory and services fees from Alliance mutual funds increased by $56.5 million or 65.7% for the three months primarily as a result of a 38.3% increase in average assets under management and a $15.8 million increase in performance fees from certain hedge funds.

Investment advisory and services fees from affiliated clients, primarily the General Accounts of ELAS, increased $0.8 million or 6.3% due principally to an increase in average assets under management of 10.9%.

Investment advisory and services fees from third party clients increased $21.0 million or 35.9% due principally to higher performance fees of $13.1 million and an increase in average assets under management of 21.6%. The increase in third party client average assets under management was primarily a result of market appreciation combined with net inflows into actively managed fixed income accounts offset partially by net terminations and asset withdrawals in global asset allocation accounts.

The Partnership's subsidiary, Alliance Fund Distributors, Inc. ("AFD"), acts as distributor of the Alliance mutual funds and receives distribution plan fees from those funds. Distribution plan fees increased 38.3% primarily due to higher average assets under management for domestic equity and offshore mutual fund assets under management. The increase in average assets under management for domestic equity and offshore mutual funds is principally due to market appreciation and net mutual fund sales, including Back-End Load Shares under the Partnership's mutual fund distribution system described under "Capital Resources and Liquidity".

The Partnership's subsidiaries, Alliance Fund Services, Inc. and ACM Fund Services S.A., provide administrative and transfer agency services to the Alliance mutual funds. Shareholder servicing and administration fees increased 3.1%, the result of an increase from March 31, 1997 in reimbursements for accounting and legal services from Alliance mutual funds. At March 31, 1998, the Partnership's subsidiaries serviced approximately 3.4 million shareholder accounts.

EXPENSES
                                                      Three months ended
(Dollars in millions)                             3/31/98    3/31/97  % Change
--------------------------------------------------------------------------------
Employee compensation and benefits                $ 87.8     $ 60.5      45.1%
Promotion and servicing                            101.1       72.4      39.6
General and administrative                          42.1       25.7      63.8
Interest                                             2.0        0.7     185.7
Amortization of intangible assets                    0.9        2.6     (65.4)
--------------------------------------------------------------------------------
Total expenses                                    $233.9     $161.9      44.5%
--------------------------------------------------------------------------------

Employee compensation and benefits increased 45.1% for the three months primarily as a result of higher incentive compensation, attributable to higher performance fees and operating earnings, and higher base compensation and commissions. Base compensation increased principally due to an increase in the number of employees from 1,520 at March 31, 1997 to 1,739 at March 31, 1998, resulting from the expansion of the Partnership's mutual fund operations, and increases to its technology and administrative support operations. The increase in commissions is due primarily to higher mutual fund sales.

Promotion and servicing expenses include distribution plan payments to financial intermediaries for distribution of the Partnership's sponsored mutual funds and cash management services' products and amortization of deferred sales commissions paid to financial intermediaries under the Partnership's mutual fund distribution system described under "Capital Resources and Liquidity". Also included in this expense category are travel and entertainment, advertising, promotional materials and investment meetings and seminars for financial intermediaries that distribute the Partnership's mutual fund products.
Promotion and servicing expenses increased 39.6% for the three months, primarily due to higher distribution plan payments resulting from higher average offshore and domestic equity mutual fund assets under management and increased amortization of deferred sales commissions, as a result of higher sales of Back-End Load Shares. Other promotion and servicing expenses increased due to higher promotional expenditures incurred in connection with new promotional initiatives to create greater investor demand for the Partnership's domestic and offshore mutual funds.

The increase in general and administrative expenses was due principally to a $10.0 million provision for the future acquisition of the minority interest in Cursitor Alliance LLC (see "Capital Resources and Liquidity"). Higher systems consulting expenses incurred in connection with Year 2000 compliance and other technology related initiatives also contributed to the increase in general and administrative expenses.

Interest expense was higher as a result of increases in deferred compensation owed to employees and higher debt.

The decrease in amortization of intangible assets was due principally to the reduction in the recorded value of the unamortized intangible assets, recorded in connection with the acquisition of Cursitor Holdings, L.P. and Cursitor Holdings Limited (collectively "Cursitor"), to estimated fair value at June 30, 1997.

The Partnership is a publicly traded partnership for Federal tax purposes and, accordingly, is not subject to Federal and state corporate income taxes. However, the Partnership is subject to the New York City unincorporated business tax and, effective January 1, 1998, to a 3.5% Federal tax on partnership gross income from the active conduct of a trade or business. Domestic subsidiaries of the Partnership are subject to Federal, state and local income taxes. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located. Income tax expense increased primarily as a result of the 3.5% Federal tax on partnership gross income.


CAPITAL RESOURCES AND LIQUIDITY

Partners' capital was $403.2 million at March 31, 1998, an increase of $5.1 million or 1.3% from $398.1 million at December 31, 1997. Cash flow from operations and proceeds from borrowings have been the Partnership's principal sources of working capital. The Partnership's cash and cash equivalents increased by $28.2 million for the three months ended March 31, 1998. Cash inflows included $73.7 million from operations, proceeds from borrowings net of debt repayments of $27.9 million and $4.5 million of proceeds from options exercised under the Partnership's Unit option plans. Cash outflows included cash distributions to Unitholders of $70.1 million, capital expenditures of $6.0 million and net purchases of investments of $2.0 million.

Through February 28, 2006, the Partnership has an option to purchase the minority interest held by Cursitor Holdings, L.P. ("CHLP") in Cursitor Alliance LLC ("Cursitor Alliance"), a subsidiary of the Partnership, and CHLP has an option to sell its minority interest to the Partnership for cash, Units, or a combination thereof with a value of not less than $10.0 million or more than $37.0 million ("Buyout Price"). The Buyout Price will be determined based on the amount of global asset allocation investment advisory revenues earned by Cursitor Alliance during a twelve month period ending on the February 28th preceding the date either option is exercised. Due to the continuing decline in Cursitor Alliance revenues, management of the Partnership believes that the Buyout Price for the minority interest will be $10.0 million, which will be substantially higher than its fair value. Accordingly, the Partnership recorded a $10.0 million provision for the Buyout Price in the first quarter of 1998.

The Partnership's mutual fund distribution system (the "System") includes a multi-class share structure. The System permits the Partnership's open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End
Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AFD at the time of sale. AFD in turn compensates the financial intermediaries distributing the funds from the front-end sales charge paid by investors. For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales
charge ("CDSC") to AFD.   While AFD is obligated to compensate the financial
intermediaries at the time of the purchase of Back-End Load Shares, it receives higher distribution fees from the funds. Payments made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, reduced cash flow from operations by approximately $56.3 million for the three months ended March 31, 1998. Management of the Partnership believes AFD will recover the payments made to financial intermediaries for the sale of Back-End Load Shares from the higher distribution fees and CDSC it receives over periods not exceeding 5 1/2 years.

The Partnership requires financial resources to fund commissions paid to financial intermediaries for the sale of Back-End Load Shares under the System, to fund capital expenditures and for general working capital purposes. The Partnership has $250 million in the aggregate available for borrowings through its $250 million revolving credit facility and/or its $250 million commercial paper program. The revolving credit facility provides backup liquidity for commercial paper issued under the Partnership's commercial paper program and can be used as a direct source of borrowing. As of March 31 1998, the Partnership had commercial paper outstanding totaling $105.8 million and there were no borrowings outstanding under the Partnership's revolving credit facility.

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

The Partnership began to address the Year 2000 issue several years ago in connection with the replacement or upgrade of certain computer systems and applications. During 1997, the Partnership began a formal Year 2000 initiative, which established a structured and coordinated process to deal with the Year 2000 issue. The Partnership has completed its assessment of the Year 2000 issues on its domestic and international computer systems and applications. Currently, management of the Partnership expects that the required modifications for the majority of its significant systems and applications will be completed and tested by the end of 1998. Full integration testing of these systems and testing of interfaces with third-party suppliers will continue through 1999. The current estimate of the total cost of this initiative ranges from $35 million to $40 million. These costs consist principally of modification costs which will be expensed as incurred. At this time, management of the Partnership believes that the costs associated with resolving these issues will not have a material adverse effect on the Partnership's results of operations, liquidity or capital resources.

The Partnership's substantial equity base and access to public and private debt, at competitive interest rates and other terms, should provide adequate liquidity for its general business needs. Management of the Partnership believes that cash flow from operations and the issuance of debt and Units will provide the Partnership with the financial resources to meet its capital requirements for mutual fund sales and its other working capital requirements.

CASH DISTRIBUTIONS

The Partnership is required to distribute all of its Available Cash Flow, as defined in the Partnership Agreement, to the General Partner and Unitholders (including the holder of the Class A Limited Partnership Interest based on Units issuable upon conversion of the Class A Limited Partnership Interest). The Partnership's Available Cash Flow and Distributions per Unit (adjusted for the two-for-one Unit split) were as follows:

                                                       Three months ended
                                                       3/31/98   3/31/97
--------------------------------------------------------------------------------
Available Cash Flow (in thousands)                     $65,054   $50,988
Distributions Per Unit                                 $  0.38   $  0.30
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

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

                                       Part II

                                  OTHER INFORMATION


Item 1.        LEGAL PROCEEDINGS

               There have been no material developments in the legal proceeding reported in the Alliance Capital Management L.P. Form 10-K for the year ended December 31, 1997.

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


                                   ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: May 13, 1998                By:  Alliance Capital Management
                                        Corporation, its General Partner


                                   By:  /s/ Robert H. Joseph, Jr.
                                        -------------------------------
                                        Robert H. Joseph, Jr.
                                        Senior Vice President &
                                        Chief Financial Officer