Form 10-Q
period 1998-06-30
ALLIANCE CAPITAL MANAGEMENT LP
filed 1998-08-14
CIK 825313

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1998
                              --------------------------------------------------

                                          OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                               -----------------------    ----------------------

Commission File No.    1-9818
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

The number of Units representing assignments of beneficial ownership of Limited Partnership Interests outstanding as of June 30, 1998 was 170,151,303 Units.

                           ALLIANCE CAPITAL MANAGEMENT L.P.

                                  Index to Form 10-Q


                                        Part I

                                FINANCIAL INFORMATION



Item 1.   FINANCIAL STATEMENTS                                        Page
                                                                      ----

          Condensed Consolidated Statements of Financial Condition    2

          Condensed Consolidated Statements of Income (Loss)          3

          Condensed Consolidated Statements of Changes in
            Partners' Capital                                         4

          Condensed Consolidated Statements of Cash Flows             5

          Notes to Condensed Consolidated Financial Statements        6-9


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                       10-16




                                       Part II

                                  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS                                           17

Item 2.   CHANGES IN SECURITIES                                       17

Item 3.   DEFAULTS UPON SENIOR SECURITIES                             17

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                          17

Item 5.   OTHER INFORMATION                                           17

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                            17

                                        Part I

                                FINANCIAL INFORMATION



Item 1.   FINANCIAL STATEMENTS


                           ALLIANCE CAPITAL MANAGEMENT L.P.
               Condensed Consolidated Statements of Financial Condition

                                    (in thousands)

                                      ASSETS                                 6/30/98        12/31/97
                                                                           ----------       --------
                                                                           (unaudited)
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .     $  164,889       $ 63,761
Receivable from brokers and dealers for sale
   of shares of Alliance mutual funds. . . . . . . . . . . . . . . . .        112,465         68,701
Fees receivable:
   Alliance mutual funds . . . . . . . . . . . . . . . . . . . . . . .         74,385         57,583
   Separately managed accounts:
     Affiliated clients. . . . . . . . . . . . . . . . . . . . . . . .          5,094          8,357
     Third party clients . . . . . . . . . . . . . . . . . . . . . . .         84,258         73,774
Investments, available-for-sale. . . . . . . . . . . . . . . . . . . .         64,635         47,097
Furniture, equipment and leasehold improvements, net . . . . . . . . .         89,226         80,477
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . .         95,479         97,398
Deferred sales commissions, net. . . . . . . . . . . . . . . . . . . .        324,721        251,632
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         55,766         35,680
                                                                           ----------       --------
   Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,070,918       $784,460
                                                                           ----------       --------
                                                                           ----------       --------


                        LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
   Payable to Alliance mutual funds for share purchases. . . . . . . .     $  162,092       $ 96,995
   Accounts payable and accrued expenses . . . . . . . . . . . . . . .        168,942        119,887
   Accrued compensation and benefits . . . . . . . . . . . . . . . . .        157,680         74,880
   Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        162,908         90,416
   Minority interests in consolidated subsidiaries . . . . . . . . . .          2,388          4,231
                                                                           ----------       --------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . .        654,010        386,409

Partners' capital. . . . . . . . . . . . . . . . . . . . . . . . . . .        416,908        398,051
                                                                           ----------       --------
     Total liabilities and partners' capital . . . . . . . . . . . . .     $1,070,918       $784,460
                                                                           ----------       --------
                                                                           ----------       --------

        See accompanying notes to condensed consolidated financial statements.

                           ALLIANCE CAPITAL MANAGEMENT L.P.
                  Condensed Consolidated Statements of Income (Loss)

                                     (unaudited)
                       (in thousands, except per Unit amounts)

                                                                               Three Months Ended             Six Months Ended
                                                                             -----------------------       -----------------------
                                                                             6/30/98        6/30/97        6/30/98        6/30/97
                                                                             --------       --------       --------       --------
Revenues:
   Investment advisory and services fees:
     Alliance mutual funds . . . . . . . . . . . . . . . . . . . . . .       $145,174       $ 86,747       $287,705       $172,741
     Separately managed accounts:
       Affiliated clients. . . . . . . . . . . . . . . . . . . . . . .         16,780         13,290         30,186         25,844
       Third party clients . . . . . . . . . . . . . . . . . . . . . .         75,845         60,568        155,369        119,030
   Distribution plan fees from Alliance mutual funds . . . . . . . . .         75,018         49,306        140,308         96,553
   Shareholder servicing and administration fees . . . . . . . . . . .         15,456         13,526         28,600         26,291
   Other revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .          5,247          1,899          7,369          4,128
                                                                             --------       --------       --------       --------
       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        333,520        225,336        649,537        444,587
                                                                             --------       --------       --------       --------

Expenses:
   Employee compensation and benefits. . . . . . . . . . . . . . . . .         83,603         62,336        171,430        122,838
   Promotion and servicing:
     Distribution plan payments to financial intermediaries:
       Affiliated. . . . . . . . . . . . . . . . . . . . . . . . . . .         19,272         14,956         36,726         24,041
       Third party . . . . . . . . . . . . . . . . . . . . . . . . . .         46,664         25,520         86,128         58,234
     Amortization of deferred sales commissions. . . . . . . . . . . .         25,649         17,647         48,496         33,385
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         23,555         15,044         44,869         29,849
   General and administrative. . . . . . . . . . . . . . . . . . . . .         41,258         25,550         83,397         51,296
   Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,187            619          4,154          1,292
   Amortization of intangible assets . . . . . . . . . . . . . . . . .          1,039          2,621          1,920          5,243
   Reduction in recorded value of intangible assets. . . . . . . . . .            -          120,900          -            120,900
                                                                             --------       --------       --------       --------
                                                                              243,227        285,193        477,120        447,078
                                                                             --------       --------       --------       --------

Income (loss) before income taxes. . . . . . . . . . . . . . . . . . .         90,293        (59,857)       172,417         (2,491)

   Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,452          4,265         27,592          8,282
                                                                             --------       --------       --------       --------

Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 75,841       $(64,122)      $144,825       $(10,773)
                                                                             --------       --------       --------       --------
                                                                             --------       --------       --------       --------

Net income (loss) per Unit:
   Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   0.44       $  (0.38)      $   0.85       $  (0.06)
                                                                             --------       --------       --------       --------
                                                                             --------       --------       --------       --------
   Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   0.43       $  (0.38)      $   0.82       $  (0.06)
                                                                             --------       --------       --------       --------
                                                                             --------       --------       --------       --------

Unit and per Unit amounts have been restated to reflect the two-for-one Unit split paid to Unitholders of record as of March 11, 1998.

        See accompanying notes to condensed consolidated financial statements.

                           ALLIANCE CAPITAL MANAGEMENT L.P.
                        Condensed Consolidated Statements of
               Changes in Partners' Capital and Comprehensive Income

                                     (unaudited)
                                    (in thousands)

                                                                               Three Months Ended             Six Months Ended
                                                                             -----------------------       -----------------------
                                                                             6/30/98        6/30/97        6/30/98        6/30/97
                                                                             --------       --------       --------       --------
Partners' capital - beginning of period. . . . . . . . . . . . . . . .       $403,202       $483,301       $398,051       $476,020

   Comprehensive income:
       Net income (loss) . . . . . . . . . . . . . . . . . . . . . . .         75,841        (64,122)       144,825        (10,773)

       Unrealized gain on investments. . . . . . . . . . . . . . . . .             21            664            885            646

       Foreign currency translation adjustment . . . . . . . . . . . .          -                 24           -                24
                                                                             --------       --------       --------       --------

       Total comprehensive income. . . . . . . . . . . . . . . . . . .         75,862        (63,434)       145,710        (10,103)

   Capital contribution received from Alliance Capital
     Management Corporation. . . . . . . . . . . . . . . . . . . . . .            860            898          1,720          1,795

   Cash distributions to partners. . . . . . . . . . . . . . . . . . .        (65,095)       (50,988)      (135,173)      (101,001)

   Proceeds from Unit options exercised. . . . . . . . . . . . . . . .          2,079          2,219          6,600          5,285
                                                                             --------       --------       --------       --------

Partners' capital - end of period. . . . . . . . . . . . . . . . . . .       $416,908       $371,996       $416,908       $371,996
                                                                             --------       --------       --------       --------
                                                                             --------       --------       --------       --------


        See accompanying notes to condensed consolidated financial statements.

                           ALLIANCE CAPITAL MANAGEMENT L.P.
                   Condensed Consolidated Statements of Cash Flows

                                     (unaudited)
                                    (in thousands)

                                                                                 Six Months Ended
                                                                            ------------------------
                                                                             6/30/98         6/30/97
                                                                            ---------      ---------
Cash flows from operating activities:
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .      $ 144,825      $ (10,773)
   Adjustments to reconcile net income (loss) to net cash provided from operating activities:
     Amortization and depreciation . . . . . . . . . . . . . . . . . .         58,295         44,043
     Reduction in recorded value of intangible assets. . . . . . . . .            -          120,900
     Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,945          2,362
     Changes in assets and liabilities:
       (Increase) in receivable from brokers and dealers for sale
          of shares of Alliance mutual funds . . . . . . . . . . . . .        (43,764)       (21,947)
       (Increase) in fees receivable from Alliance mutual funds,
          affiliated clients and third party clients . . . . . . . . .        (24,023)        (6,978)
       (Increase) in deferred sales commissions. . . . . . . . . . . .       (121,585)       (64,011)
       (Increase) in other assets. . . . . . . . . . . . . . . . . . .        (19,987)        (6,239)
       Increase in payable to Alliance mutual funds for share
          purchases. . . . . . . . . . . . . . . . . . . . . . . . . .         65,097         21,737
       Increase in accounts payable and accrued expenses . . . . . . .         47,155          4,580
       Increase in accrued compensation and benefits, less
         deferred compensation . . . . . . . . . . . . . . . . . . . .         79,599         40,106
                                                                            ---------      ---------
            Net cash provided from operating activities. . . . . . . .        191,557        123,780
                                                                            ---------      ---------

Cash flows from investing activities:
   Purchase of investments . . . . . . . . . . . . . . . . . . . . . .       (211,660)      (144,390)
   Proceeds from sale of investments . . . . . . . . . . . . . . . . .        195,007        163,621
   Additions to furniture, equipment and leasehold
     improvements, net . . . . . . . . . . . . . . . . . . . . . . . .        (16,653)       (20,354)
                                                                            ---------      ---------
             Net cash used in investing activities . . . . . . . . . .        (33,306)        (1,123)
                                                                            ---------      ---------

Cash flows from financing activities:
   Proceeds from borrowings. . . . . . . . . . . . . . . . . . . . .          434,605           -
   Repayment of debt . . . . . . . . . . . . . . . . . . . . . . . . .       (363,375)        (5,396)
   Distributions to partners . . . . . . . . . . . . . . . . . . . . .       (135,173)      (101,001)
   Capital contribution received from Alliance Capital Management
     Corporation . . . . . . . . . . . . . . . . . . . . . . . . . . .            220            295
   Unit options exercised. . . . . . . . . . . . . . . . . . . . . . .          6,600          5,285
                                                                            ---------      ---------
             Net cash used in financing activities . . . . . . . . . .        (57,123)      (100,817)
                                                                            ---------      ---------

Effect of exchange rate changes on cash and cash equivalents . . . . .          -                 24
                                                                            ---------      ---------

Net increase in cash and cash equivalents. . . . . . . . . . . . . . .        101,128         21,864
Cash and cash equivalents at beginning of period . . . . . . . . . . .         63,761         57,441
                                                                            ---------      ---------
Cash and cash equivalents at end of period . . . . . . . . . . . . . .      $ 164,889      $  79,305
                                                                            ---------      ---------
                                                                            ---------      ---------


        See accompanying notes to condensed consolidated financial statements.

                           ALLIANCE CAPITAL MANAGEMENT L.P.
                 Notes to Condensed Consolidated Financial Statements
                                    June 30, 1998

                                     (unaudited)

1.   BASIS OF PRESENTATION

     The unaudited interim condensed consolidated financial statements of Alliance Capital Management L.P. (the "Partnership") included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) financial position at June 30, 1998, (b) results of operations for the three and six months ended June 30, 1998 and 1997 and (c) cash flows for the six months ended June 30, 1998 and 1997, have been made.

     Unit and per Unit amounts have been restated to reflect the two-for-one Unit split announced on February 19, 1998, paid to Unitholders of record on March 11, 1998.

2.   RECLASSIFICATION

     Certain prior period amounts have been reclassified to conform to the current period presentation.

3.   DEFERRED SALES COMMISSIONS

     Sales commissions paid to financial intermediaries in connection with the sale of shares of open-end mutual funds managed by the Partnership sold without a front-end sales charge are capitalized and amortized over periods not exceeding five and one-half years, the periods of time estimated by management of the Partnership during which deferred sales commissions are expected to be recovered from distribution plan payments received from the mutual funds and contingent deferred sales charges received from mutual fund shareholders upon the redemption of their shares. Contingent deferred sales charges reduce unamortized deferred sales commissions when received.

4.   CLASS A LIMITED PARTNERSHIP INTEREST

     In connection with the purchase in July 1993 of the business of Equitable Capital Management Corporation ("ECMC"), a wholly-owned subsidiary of The Equitable Life Assurance Society of the United States ("ELAS"), the Partnership issued to ECMC a newly created Class A Limited Partnership Interest ("Class A Interest") convertible initially into 200,000 Units. During 1998, the amount of Units issuable upon the conversion of the Class A Interest was increased by 435,115 Units to 1,537,905 Units. No additional Units will be issuable upon conversion of the Class A Interest. The Class A Interest was automatically converted into 1,537,905 Units on June 30, 1998.

5.   INTEREST RATE CAP AGREEMENT

     During the second quarter of 1998, the Partnership entered into a three-year interest rate cap agreement with a major U.S. commercial bank effective on December 17, 1998. The sole purpose of this agreement is to reduce the Partnership's exposure to interest rate risk by effectively placing an interest rate ceiling or "cap" of 6% per annum on interest payable on up to $100 million of the debt outstanding under the Partnership's commercial paper program and revolving credit facility.

     The $100 million notional principal amount does not represent the Partnership's exposure to credit risk, but is only a basis to determine the payment obligation of the counterparty. During the term of the interest rate cap, the Partnership will receive monthly payments from the major U.S. commercial bank counterparty based on the excess, if any, of the stated reference rate over 6% times the notional amount. Should the counterparty fail to perform its obligations under the agreement, the Partnership's borrowing costs on the first $100 million debt outstanding could exceed 6%. However, at this time, the Partnership does not have any reason to believe that the counterparty would fail to perform.

     The premium paid to the counterparty in connection with the agreement is recorded in other assets in the consolidated statement of financial condition and will be amortized over the three year period for which the cap is effective.

6.   COMMITMENTS AND CONTINGENCIES

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

7.   REDUCTION IN RECORDED VALUE OF INTANGIBLE ASSETS

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

     During the second quarter of 1997, management of the Partnership determined that the value of the intangible assets recorded in connection with the 1996 acquisition of the assets of Cursitor Holdings, L.P. and the stock of Cursitor Holdings Limited (collectively "Cursitor") was impaired and reduced the unamortized value of the intangible assets by $120.9 million.

8.   INCOME TAXES

     The Partnership is a publicly traded partnership for Federal income tax purposes and, accordingly, is not subject to Federal or state corporate income taxes. However, the Partnership is subject to the New York City unincorporated business tax and, effective January 1, 1998, to a 3.5% Federal tax on partnership gross income from the active conduct of a trade or business. Domestic corporate subsidiaries of the Partnership, which are subject to Federal, state and local income taxes, file a consolidated Federal income tax return and separate state and local income tax returns. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located.

9.   NET INCOME PER UNIT

     Basic net income per Unit is derived by reducing net income for each period by 1% for the general partnership interest held by the General Partner and dividing the remaining 99% by the weighted average number of Units outstanding and Units issuable upon conversion of the Class A Interest during each period. Diluted net income per Unit is derived by reducing net income for each period by 1% for the general partnership interest held by the General Partner and dividing the remaining 99% by the weighted average number of Units outstanding, Unit equivalents and Units issuable upon conversion of the Class A Interest during each period. The aggregate weighted average number of Units outstanding used in computing basic net income per Unit was 169,914,000 and 168,339,000 for the three months ended June 30, 1998 and 1997, respectively, and 169,609,000 and 168,139,000 for six months ended June 30, 1998 and 1997, respectively. The aggregate weighted average number of Units outstanding used in computing diluted net income per Unit was 175,358,000 and 170,843,000 for the three months ended June 30, 1998 and 1997, respectively and 174,949,000 and 170,890,000 for the six months ended June 30, 1998 and 1997, respectively.

10.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments for interest and income taxes were as follows (in thousands):

                                                                                Three Months Ended             Six Months Ended
                                                                                      June 30,                      June 30,
                                                                               ---------------------        ----------------------
                                                                                1998           1997           1998           1997
                                                                               ------         ------        -------         ------
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  764         $   81        $ 2,518         $  246
     Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .          6,246          3,913         10,181          6,566

11.  ACCOUNTING PRONOUNCEMENTS

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

     In March 1998, the AICPA issued Statement of Position 98-1 ("SOP 98-1"), "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE". SOP 98-1 requires capitalization of external and certain internal costs incurred to obtain or develop internal-use computer software during the application development stage. The Partnership adopted the provisions of SOP 98-1 effective January 1, 1998. Capitalized internal-use software is amortized on a straight-line basis over the lesser of the estimated useful life of the software or six years. The adoption of SOP 98-1 did not have a material impact on the Partnership's consolidated financial statements.

12.  SUBSEQUENT EVENTS

     On July 30, 1998, the Board of Directors of the General Partner declared a distribution of $72,185,000 or $0.42 per Unit representing the Available Cash Flow (as defined in the Partnership Agreement) of the Partnership for the three months ended June 30, 1998. The distribution is payable on August 17, 1998 to holders of record on August 10, 1998.

     On July 20, 1998, the Partnership entered into a new $425 million five year revolving credit facility with a group of commercial banks which replaced its existing $250 million revolving credit facility. Borrowings under the facility and the Partnership's commercial paper program may not exceed $425 million in the aggregate. The new revolving credit facility, the terms of which are generally similar to the old facility, will be used to provide back up liquidity for commercial paper issued under the Partnership's commercial paper program, to fund commission payments to financial intermediaries for the sale of back-end load shares under the Partnership's mutual fund distribution system and for general working capital purposes. The new facility contains covenants which require the Partnership to, among other things, meet certain financial ratios.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Alliance Capital Management L.P. (the "Partnership") offers a broad range of investment management products and services to meet the varied needs and objectives of individual and institutional investors. The Partnership derives substantially all of its revenues and net income from fees received for providing: (a) investment advisory, distribution and related services to the Alliance mutual funds, (b) investment advisory services to affiliated clients including The Equitable Life Assurance Society of the United States ("ELAS"), a wholly-owned subsidiary of The Equitable Companies Incorporated ("Equitable"), and certain other Equitable affiliates and (c) investment advisory services to separately managed accounts for unaffiliated institutional investors and high net-worth individuals ("third party clients"). The Alliance mutual funds include a broad range of open-end and closed-end mutual funds ("mutual funds"), variable life insurance and annuity products, including The Hudson River Trust ("HRT"), and cash management products, principally money market funds. Mutual funds include certain structured products and hedge funds.

ASSETS UNDER MANAGEMENT(1)

(Dollars in billions)                                                         6/30/98        6/30/97       $ Change       % Change
----------------------------------------------------------------------------------------------------------------------------------
Alliance mutual funds:
   Mutual funds                                                                $ 53.5         $ 32.5          $21.0           64.6%
   Variable products                                                             28.9           20.5            8.4           41.0
   Cash management products                                                      24.7           18.7            6.0           32.1
----------------------------------------------------------------------------------------------------------------------------------
                                                                                107.1           71.7           35.4           49.4
----------------------------------------------------------------------------------------------------------------------------------
Separately managed accounts:
   Active equity & balanced                                                      83.0           61.4           21.6           35.2
   Active fixed                                                                  44.8           39.2            5.6           14.3
   Index                                                                         25.5           21.6            3.9           18.1
   Asset allocation                                                               2.1            5.4           (3.3)         (61.1)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                155.4          127.6           27.8           21.8
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                          $262.5         $199.3          $63.2           31.7%
----------------------------------------------------------------------------------------------------------------------------------

(1)Includes 100% of the mutual fund and separately managed account assets under management of unconsolidated joint venture subsidiaries of $0.9 billion and $0.4 billion, respectively, at June 30, 1998.

AVERAGE ASSETS UNDER MANAGEMENT(1)

                                                   Three months ended                           Six months ended
(Dollars in billions)                           6/30/98        6/30/97        %Change        6/30/98        6/30/97        % Change
-----------------------------------------------------------------------------------------------------------------------------------
Alliance mutual funds                            $101.6         $ 67.9           49.6%         $95.7        $  66.8           43.3%
Separately managed accounts:
   Affiliated clients                              29.8           27.6            8.0           29.6           27.1            9.2
   Third party clients                            122.7           94.4           30.0          117.5           94.3           24.6
-----------------------------------------------------------------------------------------------------------------------------------
Total                                            $254.1         $189.9           33.8%        $242.8         $188.2           29.0%
-----------------------------------------------------------------------------------------------------------------------------------

(1)Includes mutual fund and separately managed account assets under management of unconsolidated joint venture subsidiaries.

Assets under management at June 30, 1998 were $262.5 billion, an increase of $63.2 billion or 31.7% from June 30, 1997 and an increase of $43.8 billion or 20.1% from December 31, 1997. Alliance mutual fund assets under management at June 30, 1998 were $107.1 billion, an increase of $35.4 billion or 49.4% from June 30, 1997, due principally to market appreciation of $11.3 billion and net sales of Alliance mutual fund shares of $24.7 billion. Separately managed account assets under management at June 30, 1998 for third-party clients and affiliated clients were $155.4 billion, an increase of $27.8 billion or 21.8% from June 30, 1997. This increase was primarily due to market appreciation of $27.4 billion and net asset additions to affiliated client accounts of $1.4 billion, offset partially by net third party client account terminations and asset withdrawals of $1.5 billion, primarily global asset allocation accounts.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(Dollars & Units in millions,                     Three months ended                            Six months ended
   except per Unit amounts)                     6/30/98        6/30/97       % Change        6/30/98        6/30/97       % Change
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                 $75.8         $(64.1)         218.3%        $144.8         $(10.8)       1,440.7%
Net income (loss) per Unit(1):
   Basic                                          $0.44         $(0.38)         215.8         $ 0.85         $(0.06)       1,516.7
   Diluted                                        $0.43         $(0.38)         213.2         $ 0.82         $(0.06)       1,466.7
Net income before reduction in value of
   intangible assets                              $75.8         $ 56.8           33.5         $144.8         $110.1           31.5
Net income per Unit before reduction in
   value of intangible assets - Diluted(1)        $0.43         $ 0.33           30.3         $ 0.82         $ 0.64           28.1
Weighted average number of Units outstanding(1):
   Basic                                          169.9          168.3            1.0          169.6          168.1            0.9
   Diluted                                        175.4          170.8            2.7          174.9          170.9            2.3
Operating margin(2)                                27.1%          27.1%            --           26.5%          26.6%            --
----------------------------------------------------------------------------------------------------------------------------------

(1) Unit and per Unit amounts have been restated to reflect the two-for-one Unit split paid to Unitholders of record as of March 11, 1998.
(2) Excludes the reduction in recorded value of intangible assets.


REVENUES

                                                  Three months ended                            Six months ended
(Dollars in millions)                           6/30/98        6/30/97       % Change        6/30/98        6/30/97       % Change
----------------------------------------------------------------------------------------------------------------------------------
Investment advisory and services fees:
   Alliance mutual funds                         $145.2        $  86.7           67.5%        $287.7        $ 172.7           66.6%
   Separately managed accounts:
     Affiliated clients                            16.8           13.3           26.3           30.1           25.8           16.7
     Third party clients                           75.8           60.6           25.1          155.4          119.1           30.5
Distribution plan fees from Alliance mutual funds  75.0           49.3           52.1          140.3           96.6           45.2
Shareholder servicing and administration fees      15.5           13.5           14.8           28.6           26.3            8.7
Other revenues                                      5.2            1.9          173.7            7.4            4.1           80.5
----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                   $333.5         $225.3           48.0%        $649.5         $444.6           46.1%
----------------------------------------------------------------------------------------------------------------------------------

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

Investment advisory and service fees from Alliance mutual funds increased by $58.5 million or 67.5% for the three months primarily as a result of a 49.6% increase in average assets under management. Investment advisory and services fees from Alliance mutual funds increased by $115.0 million or 66.6% for the six months primarily as a result of a 43.3% increase in average assets under management and increases in performance fees from certain hedge funds.

Investment advisory and services fees from affiliated clients, primarily the General Accounts of ELAS, increased $3.5 million or 26.3% and $4.3 million or 16.7% for the three months and six months ended June 30, 1998, respectively, due principally to an increase in average assets under management of 8.0% for the three months and 9.2% for the six months ended June 30, 1998, respectively. Increases in performance fees of $2.3 million for the three months and $2.0 million for the six months also contributed to the increase in revenues.

Investment advisory and services fees from third party clients increased $15.2 million or 25.1% for the three months and $36.3 million or 30.5% for the six months due principally to higher performance fees and an increase in average assets under management of 30.0% for the three months and 24.6% for the six months ended June 30, 1998, respectively. The increase in third party client average assets under management was primarily a result of market appreciation combined with net inflows into actively managed fixed income accounts offset partially by net terminations and asset withdrawals in global asset allocation accounts. Higher performance fees of $15.2 million, primarily from hedge funds and certain structured products, also contributed to the increase in revenues for the six months.

The Partnership's subsidiary, Alliance Fund Distributors, Inc. ("AFD"), acts as distributor of the Alliance mutual funds and receives distribution plan fees from those funds. Distribution plan fees increased 52.1% for the three months and 45.2% for the six months primarily due to higher average assets under management for domestic equity and offshore fixed income mutual fund assets under management. The increase in average assets under management for domestic equity and offshore mutual funds is principally due to market appreciation and net mutual fund sales, including Back-End Load Shares under the Partnership's mutual fund distribution system described under "Capital Resources and Liquidity".

The Partnership's subsidiaries, Alliance Fund Services, Inc. and ACM Fund Services S.A., provide administrative and transfer agency services to the Alliance mutual funds. Shareholder servicing and administration fees increased 14.8% for the three months and 8.7% for the six months, due to increases in the number of mutual fund shareholder accounts serviced. At June 30, 1998, the Partnership's subsidiaries serviced approximately 3.5 million shareholder accounts.

Other revenues, consisting principally of interest, dividends and commissions, increased $3.3 million for the three months and six months due principally to the Partnership's hedge fund investments.

EXPENSES

                                                  Three months ended                            Six months ended
(Dollars in millions)                           6/30/98        6/30/97       % Change        6/30/98        6/30/97       % Change
----------------------------------------------------------------------------------------------------------------------------------
Employee compensation and benefits              $  83.6        $  62.3           34.2%        $171.4         $122.8           39.6%
Promotion and servicing                           115.1           73.2           57.2          216.2          145.6           48.5
General and administrative                         41.3           25.6           61.3           83.4           51.3           62.6
Interest                                            2.2            0.6          266.7            4.2            1.3          223.1
Amortization of intangible assets                   1.0            2.6          (61.5)           1.9            5.2          (63.5)
Reduction in recorded value
  of intangible assets                              --           120.9         (100.0)           --           120.9         (100.0)
----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                   $243.2         $285.2          (14.7)%       $477.1         $447.1            6.7%
----------------------------------------------------------------------------------------------------------------------------------

Employee compensation and benefits increased 34.2% for the three months and 39.6% for the six months primarily as a result of higher incentive compensation, attributable to higher performance fees and operating earnings, higher commissions and higher base compensation. The increase in commissions is due primarily to higher mutual fund sales. Base compensation increased principally due to an increase in the number of employees from 1,622 at June 30, 1997 to 1,902 at June 30, 1998, resulting primarily from the expansion of the Partnership's mutual fund servicing capabilities and new technology initiatives.

Promotion and servicing expenses include distribution plan payments to financial intermediaries for distribution of the Partnership's sponsored mutual funds and cash management services' products and amortization of deferred sales commissions paid to financial intermediaries under the Partnership's mutual fund distribution system described under "Capital Resources and Liquidity". Also included in this expense category are travel and entertainment, advertising, promotional materials and investment meetings and seminars for financial intermediaries that distribute the Partnership's mutual fund products.
Promotion and
servicing expenses increased 57.2% for the three months and 48.5% for the six months, primarily due to higher distribution plan payments resulting from higher average offshore, cash management and domestic equity mutual fund assets under management and increased amortization of deferred sales commissions, due to increased sales of Back-End Load Shares. Other promotion and servicing expenses increased due to higher travel and entertainment expenses and higher promotional expenditures incurred in connection with promotional initiatives for the Partnership's domestic and offshore mutual funds.

The increase in general and administrative expenses for the six months was due principally to a $10.0 million provision for the future acquisition of the minority interest in Cursitor Alliance LLC (see "Capital Resources and Liquidity"). Higher systems consulting expenses incurred in connection with Year 2000 compliance, Euro conversion and other technology related initiatives contributed to the increase in general and administrative expenses for both the three and six months ended June 30, 1998.

Interest expense was higher as a result of deferred compensation awarded to employees during December 1997 and higher debt.

The decrease in amortization of intangible assets was due principally to the reduction in the recorded value of intangible assets, resulting from the acquisition of Cursitor Holdings, L.P. and Cursitor Holdings Limited (collectively "Cursitor"), to estimated fair value at June 30, 1997. The Partnership recorded a noncash charge of $120.9 million during the second quarter of 1997 which reflected the impairment of these intangible assets due to the decline in Cursitor's assets under management and its reduced profitability.

The Partnership is a publicly traded partnership for Federal income tax purposes and, accordingly, is not subject to Federal or state corporate income taxes. However, the Partnership is subject to the New York City unincorporated business tax and, effective January 1, 1998, to a new 3.5% Federal tax on partnership gross income from the active conduct of a trade or business. Domestic subsidiaries of the Partnership are subject to Federal, state and local income taxes. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located. Income tax expense increased primarily as a result of the new 3.5% Federal tax and higher pre-tax income.


CAPITAL RESOURCES AND LIQUIDITY

Partners' capital was $416.9 million at June 30, 1998, an increase of $18.8 million or 4.7% from $398.1 million at December 31, 1997. Cash flow from operations and proceeds from borrowings have been the Partnership's principal sources of working capital. The Partnership's cash and cash equivalents increased by $101.1 million for the six months ended June 30, 1998. Cash inflows included $191.6 million from operations, proceeds from borrowings net of debt repayments of $71.2 million and $6.6 million of proceeds from options exercised under the Partnership's Unit option plans. Cash outflows included cash distributions to Unitholders of $135.2 million, capital expenditures of $16.7 million and net purchases of investments of $16.7 million.

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

The Partnership's mutual fund distribution system (the "System") includes a multi-class share structure. The System permits the Partnership's open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AFD at the time of sale. AFD in turn compensates the financial intermediaries distributing the funds from the front-end sales charge. For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent
deferred sales charge ("CDSC") to AFD.   While AFD is obligated to compensate
the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher distribution fees from the funds. Payments made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, reduced cash flow from operations by approximately $121.6 million for the six months ended June 30, 1998. Management of the Partnership believes AFD will recover the payments made to financial intermediaries for the sale of Back-End Load Shares from the higher distribution fees and CDSC it receives over periods not exceeding 5 1/2 years.

The Partnership requires financial resources to fund commissions paid to financial intermediaries for the sale of Back-End Load Shares under the System, to fund capital expenditures and for general working capital purposes. During July 1998, the Partnership entered into a new $425 million five year revolving credit facility with a group of commercial banks. The Partnership also intends to increase the size of its commercial paper program from $250 million to $425 million. Borrowings from these two sources may not exceed $425 million in the aggregate. The revolving credit facility provides backup liquidity for commercial paper issued under the Partnership's commercial paper program and can be used as a direct source of borrowing. As of June 30 1998, the Partnership had commercial paper outstanding totaling $149.9 million and there were no borrowings outstanding under the Partnership's revolving credit facility.

Many computer systems and applications process transactions using two digit date fields for the year of a transaction, rather than the full four digits. If these systems are not modified and replaced, transactions occurring after 1999 would be processed as year "1900", which could result in processing inaccuracies and inoperability by or at the Year 2000. The Partnership utilizes a number of significant computer systems and applications that it either has developed internally or licensed from third-party suppliers. In addition, the Partnership is dependent on third-party suppliers for certain systems applications and for the electronic receipt of information critical to its business. Should the Partnership's significant computer systems and applications or the systems of its important third-party suppliers be unable to process date sensitive information accurately after 1999, the ability of the Partnership to conduct its operations and to provide its separate account clients and the Alliance mutual funds with the required services could be significantly impaired.

The Partnership began to address the Year 2000 issue several years ago in connection with the replacement or upgrade of certain computer systems and applications. During 1997, the Partnership began a formal Year 2000 initiative, which established a structured and coordinated process to deal with the Year 2000 issue. The Partnership has completed its assessment of the Year 2000 issues on its domestic and international computer systems and applications. Currently, management of the Partnership expects that the required modifications for the majority of its significant systems and applications that will be in use on January 1, 2000, will be completed and tested by the end of 1998. Full integration testing of these systems and testing of interfaces with third-party suppliers will continue through 1999. The current estimate of the total cost of this initiative ranges from $35 million to $40 million. These costs consist principally of modification costs which will be expensed as incurred. At this time, management of the Partnership believes that the costs associated with resolving this issue will not have a material adverse effect on the Partnership's results of operations, liquidity or capital resources.

The European Economic and Monetary Union has established a single currency that will replace the national currency of certain European countries effective January 1, 1999. Each participating country's currency also will be legal tender during a transition period from January 1, 1999 until January 1, 2002, after which the only currency used by the participating European countries will be the Euro Currency (the "Euro"). Should the Partnership's significant computer systems and applications or the systems of its important vendors be unable to process Euro sensitive information accurately in 1999, the ability of the Partnership to conduct its operations could be significantly impaired.

The Partnership has established a project team to assess changes that will be required in connection with the introduction of the Euro. The Partnership's project team has assessed all systems, including those developed or managed internally, as well as those provided by vendors, in order to determine the modifications that will be required in order to process accurately transactions denominated in Euro after 1998. At this time, management of the Partnership expects that the required modifications for the introduction of the Euro will be completed and tested before the end of 1998. The current estimate of the cost of this initiative ranges from $3 to $4 million. The cost, which consists principally of modification costs, will be expensed as incurred. At this time, management of the Partnership believes that the costs associated with resolving this issue will not have a material adverse effect on the Partnership's results of operations, liquidity, or capital resources.

The Partnership's substantial equity base and access to public and private debt, at competitive interest rates and other terms, should provide adequate liquidity for its general business needs. Management of the Partnership believes that cash flow from operations and the issuance of debt and Units will provide the Partnership with the financial resources to meet its capital requirements.

NEW ACCOUNTING PRONOUNCEMENT

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"). Under this Statement, an entity is required to recognize derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, any entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management of the Partnership does not believe that the adoption of the Statement will have a material effect on its results of operations, liquidity, or capital resources.

CASH DISTRIBUTIONS

The Partnership is required to distribute all of its Available Cash Flow, as defined in the Partnership Agreement, to the General Partner and Unitholders (including the holder of the Class A Interest based on Units issuable upon conversion of the Class A Interest). The Partnership's Available Cash Flow and Distributions per Unit (adjusted for the two-for-one Unit split) were as follows:

                                                                                Three months ended            Six months ended
                                                                              6/30/98        6/30/97        6/30/98        6/30/97
----------------------------------------------------------------------------------------------------------------------------------
Available Cash Flow (in thousands)                                            $72,185        $54,503       $137,279       $105,492
Distributions Per Unit                                                        $  0.42        $  0.32       $   0.80       $   0.62
----------------------------------------------------------------------------------------------------------------------------------

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


                                        ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: August 14, 1998                  By:  Alliance Capital Management
                                             Corporation, its General Partner


                                        By:  /s/ Robert H. Joseph, Jr.
                                           -------------------------------------
                                             Robert H. Joseph, Jr.
                                             Senior Vice President &
                                             Chief Financial Officer