Form 10-Q
period 1998-09-30
ALLIANCE CAPITAL MANAGEMENT LP
filed 1998-11-16
CIK 825313

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1998
                              --------------------------------------------------

                                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                              ---------------------  ---------------------------

Commission File No.  1-9818
                   -------------------------------------------------------------

                           ALLIANCE CAPITAL MANAGEMENT L.P.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

          DELAWARE                                    13-3434400
-------------------------------         ----------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

1345 Avenue of the Americas, New York, NY            10105
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


The number of Units representing assignments of beneficial ownership of Limited Partnership Interests outstanding as of September 30, 1998 was 170,235,883 Units.

                           ALLIANCE CAPITAL MANAGEMENT L.P.

                                  Index to Form 10-Q


                                        Part I

                                FINANCIAL INFORMATION



Item 1.   FINANCIAL STATEMENTS                                             PAGE

          Condensed Consolidated Statements of Financial Condition           1

          Condensed Consolidated Statements of Income                        2

          Condensed Consolidated Statements of Changes in
            Partners' Capital and Comprehensive Income                       3

          Condensed Consolidated Statements of Cash Flows                    4

          Notes to Condensed Consolidated Financial Statements              5-8


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                             9-16




                                       Part II

                                  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS                                                  17

Item 2.   CHANGES IN SECURITIES                                              17

Item 3.   DEFAULTS UPON SENIOR SECURITIES                                    17

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                                 17

Item 5.   OTHER INFORMATION                                                  17

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   17

                                       Part I

                                FINANCIAL INFORMATION



Item 1.   FINANCIAL STATEMENTS


                           ALLIANCE CAPITAL MANAGEMENT L.P.
               Condensed Consolidated Statements of Financial Condition

                                    (in thousands)

                                         ASSETS                         9/30/98            12/31/97
                                                                      ----------          ----------
                                                                      (unaudited)
Cash and cash equivalents. . . . . . . . . . . . . . . . . .          $  225,373          $   63,761
Receivable from brokers and dealers for sale
  of shares of Alliance mutual funds . . . . . . . . . . . .              90,738              68,701
Fees receivable:
  Alliance mutual funds. . . . . . . . . . . . . . . . . . .              72,077              57,583
  Separately managed accounts:
    Affiliated clients . . . . . . . . . . . . . . . . . . .               5,206               8,357
    Third party clients. . . . . . . . . . . . . . . . . . .              74,574              73,774
Investments, available-for-sale. . . . . . . . . . . . . . .              63,173              47,097
Furniture, equipment and leasehold improvements, net . . . .              92,096              80,477
Intangible assets, net . . . . . . . . . . . . . . . . . . .              94,363              97,398
Deferred sales commissions, net. . . . . . . . . . . . . . .             354,291             251,632
Other assets . . . . . . . . . . . . . . . . . . . . . . . .              55,012              35,680
                                                                      ----------          ----------
  Total assets . . . . . . . . . . . . . . . . . . . . . . .          $1,126,903          $  784,460
                                                                      ----------          ----------
                                                                      ----------          ----------

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Payable to Alliance mutual funds for share purchases . . .          $  134,845          $   96,995
  Accounts payable and accrued expenses. . . . . . . . . . .             178,264             119,887
  Accrued compensation and benefits. . . . . . . . . . . . .             192,094              74,880
  Debt . . . . . . . . . . . . . . . . . . . . . . . . . . .             203,752              90,416
  Minority interests in consolidated subsidiaries. . . . . .               2,662               4,231
                                                                      ----------          ----------
    Total liabilities. . . . . . . . . . . . . . . . . . . .             711,617             386,409

  Partners' capital. . . . . . . . . . . . . . . . . . . . .             415,286             398,051
                                                                      ----------          ----------
    Total liabilities and partners' capital. . . . . . . . .          $1,126,903          $  784,460
                                                                      ----------          ----------
                                                                      ----------          ----------


        See accompanying notes to condensed consolidated financial statements.

                           ALLIANCE CAPITAL MANAGEMENT L.P.
                     Condensed Consolidated Statements of Income

                                     (unaudited)
                       (in thousands, except per Unit amounts)


                                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                               ------------------            -----------------
                                                                             9/30/98        9/30/97        9/30/98        9/30/97
                                                                            ---------      ---------      ---------      ---------
Revenues:
  Investment advisory and services fees:
    Alliance mutual funds. . . . . . . . . . . . . . . . . . . . . . .      $ 148,108      $ 102,957      $ 435,813      $ 275,698
    Separately managed accounts:
      Affiliated clients . . . . . . . . . . . . . . . . . . . . . . .         13,258         12,665         43,444         38,509
      Third party clients. . . . . . . . . . . . . . . . . . . . . . .         69,392         62,363        224,761        181,393
  Distribution revenues. . . . . . . . . . . . . . . . . . . . . . . .         79,698         57,569        221,987        155,575
  Shareholder servicing fees . . . . . . . . . . . . . . . . . . . . .         11,677          9,524         31,258         27,405
  Other revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,730          5,770         17,737         16,855
                                                                            ---------      ---------      ---------      ---------
                                                                              326,863        250,848        975,000        695,435
                                                                            ---------      ---------      ---------      ---------
Expenses:
  Employee compensation and benefits . . . . . . . . . . . . . . . . .         81,835         66,061        251,865        188,899
  Promotion and servicing:
    Distribution plan payments to financial intermediaries:
      Affiliated . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,008         15,407         58,734         39,448
      Third party. . . . . . . . . . . . . . . . . . . . . . . . . . .         47,161         30,655        133,289         88,889
    Amortization of deferred sales commissions . . . . . . . . . . . .         29,296         19,266         77,792         52,651
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,418         14,959         67,287         44,808
  General and administrative . . . . . . . . . . . . . . . . . . . . .         37,707         31,709        121,104         83,005
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,698            713          5,852          2,005
  Amortization of intangible assets. . . . . . . . . . . . . . . . . .          1,115            881          3,035          6,124
  Reduction in recorded value of intangible assets . . . . . . . . . .            -              -              -          120,900
                                                                            ---------      ---------      ---------      ---------
                                                                              243,238        179,651        718,958        626,729
                                                                            ---------      ---------      ---------      ---------

Income before income taxes . . . . . . . . . . . . . . . . . . . . . .         83,625         71,197        256,042         68,706

  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,377          4,988         40,969         13,270
                                                                            ---------      ---------      ---------      ---------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  70,248      $  66,209      $ 215,073      $  55,436
                                                                            ---------      ---------      ---------      ---------
                                                                            ---------      ---------      ---------      ---------
Net income per Unit: . . . . . . . . . . . . . . . . . . . . . . . . .
    Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    0.41      $    0.39      $    1.25      $    0.33
                                                                            ---------      ---------      ---------      ---------
                                                                            ---------      ---------      ---------      ---------
    Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    0.40      $    0.38      $    1.22      $    0.32
                                                                            ---------      ---------      ---------      ---------
                                                                            ---------      ---------      ---------      ---------

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

                           ALLIANCE CAPITAL MANAGEMENT L.P.
                        Condensed Consolidated Statements of
                             Changes in Partners' Capital
                              and Comprehensive Income

                                     (unaudited)
                                    (in thousands)

                                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                               ------------------            -----------------
                                                                             9/30/98        9/30/97        9/30/98        9/30/97
                                                                            ---------      ---------      ---------      ---------
Partners' capital - beginning of period. . . . . . . . . . . . . . . .      $ 416,908      $ 371,996      $ 398,051      $ 476,020

  Comprehensive income:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .         70,248         66,209        215,073         55,436

      Unrealized gain (loss) on investments. . . . . . . . . . . . . .         (1,129)           471           (244)         1,117

      Foreign currency translation adjustment. . . . . . . . . . . . .            (54)           -              (54)            24
                                                                            ---------      ---------      ---------      ---------

      Total comprehensive income . . . . . . . . . . . . . . . . . . .         69,065         66,680        214,775         56,577

  Capital contribution received from Alliance Capital
    Management Corporation . . . . . . . . . . . . . . . . . . . . . .            860            898          2,579          2,694

  Cash distributions to partners . . . . . . . . . . . . . . . . . . .        (72,201)       (54,504)      (207,373)      (155,505)

  Proceeds from Unit options exercised . . . . . . . . . . . . . . . .            654          1,592          7,254          6,876
                                                                            ---------      ---------      ---------      ---------

Partners' capital - end of period. . . . . . . . . . . . . . . . . . .      $ 415,286      $ 386,662      $ 415,286      $ 386,662
                                                                            ---------      ---------      ---------      ---------
                                                                            ---------      ---------      ---------      ---------

        See accompanying notes to condensed consolidated financial statements.

                           ALLIANCE CAPITAL MANAGEMENT L.P.
                   Condensed Consolidated Statements of Cash Flows

                                      (unaudited)
                                    (in thousands)

                                                                                NINE MONTHS ENDED
                                                                             9/30/98        9/30/97
                                                                            ---------      ---------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 215,073      $  55,436
  Adjustments to reconcile net income to net cash provided
    from operating activities:
    Amortization and depreciation. . . . . . . . . . . . . . . . . . .         92,875         67,229
    Reduction in recorded value of intangible assets . . . . . . . . .              -        120,900
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,781          4,418
    Changes in assets and liabilities:
      (Increase) in receivable from brokers and dealers for sale
        of shares of Alliance mutual funds . . . . . . . . . . . . . .        (22,037)       (29,839)
      (Increase) in fees receivable from Alliance mutual funds,
        affiliated clients and third party clients . . . . . . . . . .        (12,143)       (11,352)
      (Increase) in deferred sales commissions . . . . . . . . . . . .       (180,450)      (105,226)
      (Increase) in other assets . . . . . . . . . . . . . . . . . . .        (22,724)        (6,689)
      Increase in payable to Alliance mutual funds for share
        purchases. . . . . . . . . . . . . . . . . . . . . . . . . . .         37,850         34,665
      Increase in accounts payable and accrued expenses. . . . . . . .         56,477         19,027
      Increase in accrued compensation and benefits, less
        deferred compensation. . . . . . . . . . . . . . . . . . . . .        114,321         64,764
                                                                            ---------      ---------
          Net cash provided from operating activities. . . . . . . . .        290,023        213,333
                                                                            ---------      ---------

Cash flows from investing activities:
  Purchase of investments. . . . . . . . . . . . . . . . . . . . . . .       (309,460)      (317,612)
  Proceeds from sale of investments. . . . . . . . . . . . . . . . . .        293,161        290,145
  Additions to furniture, equipment and leasehold
    improvements, net. . . . . . . . . . . . . . . . . . . . . . . . .        (23,683)       (28,324)
                                                                            ---------      ---------
          Net cash used in investing activities. . . . . . . . . . . .        (39,982)       (55,791)
                                                                            ---------      ---------
Cash flows from financing activities:
  Proceeds from borrowings . . . . . . . . . . . . . . . . . . . . . .        683,790         55,000
  Repayment of debt. . . . . . . . . . . . . . . . . . . . . . . . . .       (572,375)       (20,444)
  Distributions to partners. . . . . . . . . . . . . . . . . . . . . .       (207,373)      (155,505)
  Capital contribution received from Alliance Capital Management
    Corporation. . . . . . . . . . . . . . . . . . . . . . . . . . . .            329            443
  Unit options exercised . . . . . . . . . . . . . . . . . . . . . . .          7,254          6,876
                                                                            ---------      ---------
          Net cash used in financing activities. . . . . . . . . . . .        (88,375)      (113,630)
                                                                            ---------      ---------

Effect of exchange rate changes on cash and cash equivalents . . . . .            (54)            24
                                                                            ---------      ---------

Net increase in cash and cash equivalents. . . . . . . . . . . . . . .        161,612         43,936
Cash and cash equivalents at beginning of period . . . . . . . . . . .         63,761         57,441
                                                                            ---------      ---------
Cash and cash equivalents at end of period . . . . . . . . . . . . . .      $ 225,373      $ 101,377
                                                                            ---------      ---------
                                                                            ---------      ---------


        See accompanying notes to condensed consolidated financial statements.

                           ALLIANCE CAPITAL MANAGEMENT L.P.
                 Notes to Condensed Consolidated Financial Statements
                                  September 30, 1998

                                     (unaudited)

1.   BASIS OF PRESENTATION

     The unaudited interim condensed consolidated financial statements of Alliance Capital Management L.P. (the "Partnership") included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) financial position at September 30, 1998, (b) results of operations for the three and nine months ended September 30, 1998 and 1997 and (c) cash flows for the nine months ended September 30, 1998 and 1997, have been made.

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

4.   DEBT

     During July 1998, the Partnership entered into a new $425 million five year revolving credit facility with a group of commercial banks which replaced a $250 million revolving credit facility. During September 1998, the Partnership increased its commercial paper program from $250 million to $425 million. Borrowings under the facility and the Partnership's commercial paper program may not exceed $425 million in the aggregate. The new revolving credit facility will be used to provide back up liquidity for commercial paper issued under the Partnership's commercial paper program, to fund commission payments to financial intermediaries for the sale of back-end load shares under the Partnership's mutual fund distribution system and for general working capital purposes. The new facility contains covenants which require the Partnership to, among other things, meet certain financial ratios.

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

     The $100 million notional principal amount does not represent the Partnership's exposure to credit risk, but is only a basis to determine the payment obligation of the counterparty. During the term of the interest rate cap, the Partnership will receive monthly payments from the major U.S. commercial bank counterparty based on the excess, if any, of the stated reference rate of 6% times the notional amount. Should the counterparty fail to perform its obligations under the agreement, the Partnership's borrowing costs on the first $100 million debt outstanding could exceed 6%. However, at this time, the Partnership does not have any reason to believe that the counterparty would fail to perform.

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

     On October 29, 1996, plaintiffs filed a motion for leave to file an amended complaint. The principal allegations of the proposed amended complaint are that (i) the Fund misrepresented its ability to hedge against currency risk, (ii) the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities, and (iii) certain advertisements used by the Fund misrepresented the risks of investing in the Fund. On July 15, 1997, the District Court denied plaintiffs' motion for leave to file the amended complaint and ordered that the case be dismissed ("Second Decision").

     On October 15, 1998, the United States Court of Appeals for the Second Circuit affirmed the Second Decision in part and reversed the Second Decision in part. The Court of Appeals affirmed the Second Decision insofar as it denied plaintiffs' motion to file an amended complaint alleging that the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities and certain advertisements used by the Fund misrepresented the risks of investing in the Fund. The Court of Appeals reversed the Second Decision insofar as it denied plaintiffs' motion to file an amended complaint alleging that the Fund misrepresented its ability to hedge against currency risk.

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

9.   NET INCOME PER UNIT

     Basic net income per Unit is derived by reducing net income for each period by 1% for the general partnership interest held by the General Partner and dividing the remaining 99% by the weighted average number of Units outstanding during each period. Diluted net income per Unit is derived by reducing net income for each period by 1% for the general partnership interest held by the General Partner and dividing the remaining 99% by the weighted average number of Units outstanding during each period and Unit equivalents. The aggregate weighted average number of Units outstanding used in computing basic net income per Unit was 170,204,000 and 168,638,000 for the three months ended September 30, 1998 and 1997, respectively, and 169,810,000 and 168,307,000 for nine months ended September 30, 1998 and 1997, respectively. The aggregate weighted average number of Units outstanding used in computing diluted net income per Unit was 175,229,000 and 172,388,000 for the three months ended September 30, 1998 and 1997, respectively and 175,049,000 and 171,471,000 for the nine months ended September 30, 1998 and 1997, respectively.

10.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments for interest and income taxes were as follows (in thousands):

                                       Three Months Ended      Nine Months Ended
                                          September 30,           September 30,
                                       ------------------      -----------------
                                       1998          1997      1998         1997
                                       ----          ----      ----         ----
          Interest . . . . . . . . .   $  782     $ 1,463      $ 3,325   $ 1,710
          Income taxes . . . . . . .    4,188       4,087       14,368    10,653

11.  ACCOUNTING PRONOUNCEMENTS

     On January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "REPORTING COMPREHENSIVE INCOME" which establishes the disclosure requirements for reporting comprehensive income in an entity's financial statements. Total comprehensive income is reported in the condensed consolidated statements of changes in partners' capital and comprehensive income and includes net income, unrealized gains and losses on investments and foreign currency translation adjustments.

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

12.  SUBSEQUENT EVENTS

     On November 2, 1998, the General Partner declared a distribution of $67,063,000 or $0.39 per Unit representing the Available Cash Flow (as defined in the Partnership Agreement) of the Partnership for the three months ended September 30, 1998. The distribution is payable on November 23, 1998 to holders of record on November 16, 1998.

     In November 1998, the Partnership reached an agreement in principle to acquire Whittingdale Holdings Limited, an independent investment manager based in London with approximately $1.4 billion in assets under management. The transaction is expected to close during the fourth quarter of 1998 subject to execution of definitive agreements, approvals by boards of directors, regulatory consents and approvals, and certain other closing conditions.

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

ASSETS UNDER MANAGEMENT(1)

(Dollars in billions)                     9/30/98   9/30/97  $ Change  % Change
--------------------------------------------------------------------------------
Alliance mutual funds:
  Mutual funds                            $  51.2   $  38.1   $  13.1     34.4%
  Variable products                          25.0      23.2       1.8       7.8
  Cash management products                   23.3      20.4       2.9      14.2
--------------------------------------------------------------------------------
                                             99.5      81.7      17.8      21.8
--------------------------------------------------------------------------------
Separately managed accounts:
  Active equity & balanced                   73.2      66.9       6.3       9.4
  Active fixed income                        44.8      41.3       3.5       8.5
  Index                                      22.5      23.1      (0.6)     (2.6)
  Asset allocation                            1.9       4.3      (2.4)    (55.8)
--------------------------------------------------------------------------------
                                            142.4     135.6       6.8       5.0
--------------------------------------------------------------------------------
Total                                     $ 241.9   $ 217.3   $  24.6     11.3%
--------------------------------------------------------------------------------
(1)Includes 100% of the mutual fund and separately managed account assets under management of unconsolidated joint venture subsidiaries of $0.9 billion and $0.4 billion, respectively, at September 30, 1998.

AVERAGE ASSETS UNDER MANAGEMENT(1)
                                                   Three months ended                     Nine months ended
(Dollars in billions)                      9/30/98      9/30/97      % Change     9/30/98      9/30/97     % Change
--------------------------------------------------------------------------------------------------------------------
Alliance mutual funds                       $102.7       $ 76.6         34.1%      $ 97.5       $ 70.2         38.9%
Separately managed accounts:
  Affiliated clients                          29.5         28.9          2.1         29.5         27.8          6.1
  Third party clients                        119.0        104.7         13.7        117.2         97.9         19.7
--------------------------------------------------------------------------------------------------------------------
Total                                       $251.2       $210.2         19.5%      $244.2       $195.9         24.7%
--------------------------------------------------------------------------------------------------------------------

(1)Includes mutual fund and separately managed account assets under management of unconsolidated joint venture subsidiaries.

Assets under management at September 30, 1998 were $241.9 billion, an increase of $24.6 billion or 11.3% from September 30, 1997 and an increase of $23.2 billion or 10.6% from December 31, 1997. Alliance mutual fund assets under management at September 30, 1998 were $99.5 billion, an increase of $17.8 billion or 21.8% from September 30, 1997, due principally to net sales of Alliance mutual fund shares of $21.0 billion offset partially by market depreciation of $3.4 billion. Separately managed account assets under management at September 30, 1998 for third-party clients and affiliated clients were $142.4 billion, an increase of $6.8 billion or 5.0% from September 30, 1997. This increase was primarily due to market appreciation of $5.6 billion and net asset additions to affiliated client accounts and third party client accounts of $0.7 billion and $0.3 billion, respectively.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(Dollars & Units in millions,                           Three months ended                      Nine months ended
except per Unit amounts)                         9/30/98      9/30/97      % Change     9/30/98      9/30/97     % Change
-------------------------------------------------------------------------------------------------------------------------
Net income                                        $ 70.2       $ 66.2          6.0%      $215.1       $ 55.4        288.3%
Net income per Unit(1):
  Basic                                           $ 0.41       $ 0.39          5.1       $ 1.25       $ 0.33        278.8
  Diluted                                         $ 0.40       $ 0.38          5.3       $ 1.22       $ 0.32        281.3
Net income before reduction in value of
  intangible assets                               $ 70.2       $ 66.2          6.0       $215.1       $176.3         22.0
Net income per Unit before reduction in
  value of intangible assets - Diluted(1)         $ 0.40       $ 0.38          5.3       $ 1.22       $ 1.02         19.6
Weighted average number of Units outstanding(1):
  Basic                                            170.2        168.6          0.9        169.8        168.3          0.9
  Diluted                                          175.2        172.4          1.6        175.0        171.5          2.0
Operating margin(2)                                 25.6%        28.4%          --         26.3%        27.3%          --
-------------------------------------------------------------------------------------------------------------------------

(1) Unit and per Unit amounts have been restated to reflect the two-for-one Unit split paid to Unitholders of record as of March 11, 1998.
(2) Excludes the reduction in recorded value of intangible assets.

REVENUES
                                                  Three months ended                      Nine months ended
(Dollars in millions)                      9/30/98      9/30/97      % Change     9/30/98      9/30/97     % Change
--------------------------------------------------------------------------------------------------------------------
Investment advisory and services fees:
  Alliance mutual funds                     $148.1       $102.9         43.9%      $435.8       $275.7         58.1%
  Separately managed accounts:
    Affiliated clients                        13.3         12.7          4.7         43.4         38.5         12.7
    Third party clients                       69.4         62.4         11.2        224.8        181.4         23.9
Distribution revenues                         79.7         57.5         38.6        222.0        155.6         42.7
Shareholder servicing fees                    11.7          9.5         23.2         31.3         27.4         14.2
Other revenues                                 4.7          5.8        (19.0)        17.7         16.8          5.4
--------------------------------------------------------------------------------------------------------------------
Total revenues(1)                           $326.9       $250.8         30.3%      $975.0       $695.4         40.2%
--------------------------------------------------------------------------------------------------------------------

(1) Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Investment advisory and services fees from Alliance mutual funds increased by $45.2 million or 43.9% for the three months ended September 30, 1998, primarily as a result of a 34.1% increase in average assets under management for the three months ended September 30, 1998 and strong sales of mutual fund products. Investment advisory and services fees from Alliance mutual funds increased by $160.1 million or 58.1% for the nine months ended September 30, 1998, primarily as a result of a 38.9% increase in average assets under management and increases in performance fees of $15.7 million from certain hedge funds for the nine months ended September 30, 1998.

Investment advisory and services fees from affiliated clients, primarily the General Accounts of ELAS, increased $0.6 million or 4.7% and $4.9 million or 12.7% for the three months and nine months ended September 30, 1998, respectively, due principally to an increase in average assets under management of

2.1% for the three months and 6.1% for the nine months ended September 30, 1998, respectively. An increase in performance fees of $1.7 million for the nine months ended September 30, 1998 also contributed to the increase in revenues.

Investment advisory and services fees from third party clients increased $7.0 million or 11.2% for the three months ended September 30, 1998 and $43.4 million or 23.9% for the nine months ended September 30, 1998, due principally to an increase in average assets under management of 13.7% for the three months and 19.7% for the nine months ended September 30, 1998, respectively. The increase in third party client average assets under management was primarily a result of market appreciation combined with net inflows into actively managed fixed income accounts offset partially by net terminations and asset withdrawals in global asset allocation accounts. Higher performance fees of $13.3 million, due to capital gains realized in leveraged buy-out portfolios managed by the Partnership, also contributed to the increase in revenues for the nine months ended September 30, 1998.

The Partnership's subsidiary, Alliance Fund Distributors, Inc. ("AFD"), acts as distributor of the Alliance mutual funds and receives distribution plan fees from those funds. Distribution revenues increased 38.6% for the three months and 42.7% for the nine months primarily due to higher average assets under management for domestic equity and offshore fixed income mutual fund assets under management. The increase in average assets under management for domestic equity and offshore mutual funds is principally due to net mutual fund sales and market appreciation, including Back-End Load Shares under the Partnership's mutual fund distribution system described under "Capital Resources and Liquidity".

The Partnership's subsidiaries, Alliance Fund Services, Inc. and ACM Fund Services S.A., provide transfer agency services to the Alliance mutual funds. Shareholder servicing fees increased 23.2% for the three months and 14.2% for the nine months, due to increases in fee rates and the number of mutual fund shareholder accounts serviced. At September 30, 1998, the Partnership's subsidiaries serviced approximately 3.5 million shareholder accounts.

Other revenues, consisting principally of administrative and recordkeeping fees and investment income, decreased $1.1 million and increased $0.9 million for the three and nine months ended September 30, 1998, respectively, due principally to the changes in market value of the Partnership's hedge fund investments.

EXPENSES
                                                  Three months ended                      Nine months ended
(Dollars in millions)                      9/30/98      9/30/97      % Change     9/30/98      9/30/97     % Change
--------------------------------------------------------------------------------------------------------------------
Employee compensation and benefits          $ 81.8       $ 66.1         23.8%      $251.9       $188.9         33.4%
Promotion and servicing                      120.9         80.3         50.6        337.1        225.8         49.3
General and administrative                    37.7         31.7         18.9        121.1         83.0         45.9
Interest                                       1.7          0.7        142.9          5.9          2.0        195.0
Amortization of intangible assets              1.1          0.9         22.2          3.0          6.1        (50.8)
Reduction in recorded value
  of intangible assets                          --           --           --           --        120.9       (100.0)
--------------------------------------------------------------------------------------------------------------------
Total expenses                              $243.2       $179.7         35.3%      $719.0       $626.7         14.7%
--------------------------------------------------------------------------------------------------------------------

Employee compensation and benefits increased 23.8% for the three months and 33.4% for the nine months primarily as a result of higher incentive compensation, attributable to higher performance fees and operating earnings, higher commissions and higher base compensation. The increase in commissions is due primarily to higher mutual fund sales. Base compensation increased principally as a result of an increase in the number of employees to 1,943 at September 30, 1998 from 1,600 at September 30, 1997, primarily due to the expansion of the Partnership's mutual fund servicing capabilities and new technology initiatives.

Promotion and servicing expenses include distribution plan payments to financial intermediaries for distribution of the Partnership's sponsored mutual funds and cash management services' products and amortization of deferred sales commissions paid to financial intermediaries under the Partnership's mutual fund distribution system described under "Capital Resources and Liquidity".
Also included in this expense category are travel and entertainment, advertising, promotional materials and investment meetings and seminars for financial intermediaries that distribute the Partnership's mutual fund products. Promotion and servicing expenses increased 50.6% for the three months and 49.3% for the nine months, primarily due to higher distribution plan payments resulting from higher average offshore, cash management and domestic equity mutual fund assets under management and increased amortization of deferred sales commissions, due to increased sales of Back-End Load Shares, see "Capital Resources and Liquidity". Other promotion and servicing expenses increased due to higher travel and entertainment expenses and higher promotional expenditures incurred in connection with promotional initiatives for the Partnership's domestic and offshore mutual funds.

The increase in general and administrative expenses for the three and nine months was due principally to higher systems consulting expenses incurred in connection with the Year 2000 project, Euro conversion and other technology related initiatives. In addition, a $10.0 million provision for the future acquisition of the minority interest in Cursitor Alliance LLC (see "Capital Resources and Liquidity") contributed to the increase for the nine months ended September 30, 1998.

Interest expense was higher as a result of interest accrued on deferred compensation awards to employees during December 1997 and higher debt.

The decrease in amortization of intangible assets for the nine months was due principally to the reduction in the recorded value of intangible assets, resulting from the acquisition of Cursitor Holdings, L.P. and Cursitor Holdings Limited (collectively "Cursitor"), to estimated fair value at June 30, 1997.
The Partnership recorded a noncash charge of $120.9 million during the second quarter of 1997 which reflected the impairment of these intangible assets due to the decline in Cursitor's assets under management and its reduced profitability.

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

THIRD QUARTER MARKETS
                                                      Three months ended
                                                9/30/98   6/30/98   % Change
--------------------------------------------------------------------------------
Revenues (millions)                              $326.9    $332.1     (1.6)%
Net income (millions)                            $ 70.2    $ 75.8     (7.4)%
Diluted net income per Unit                      $ 0.40    $ 0.43     (7.0)%
Distributions per Unit                           $ 0.39    $ 0.42     (7.1)%
Assets under management (billions)               $241.9    $262.5     (7.8)%
Average assets under management (billions)       $251.2    $254.1     (1.1)%
--------------------------------------------------------------------------------

Assets under management at September 30, 1998 were $241.9 billion, a decrease of 7.8% from $262.5 billion at June 30, 1998. The decrease was due to market depreciation of $22.9 billion, resulting primarily from significant declines in certain global capital markets during the third quarter, and cash management services net asset outflows of $1.4 billion, partially offset by net sales of Alliance mutual fund products of $3.2 billion. Revenues were $326.9 million for the third quarter of 1998, down 1.6% from second quarter 1998, primarily due to lower investment advisory and services fees resulting from lower average assets under management and lower performance fees. Expenses, excluding income taxes, for the third quarter of 1998 were unchanged from the second quarter of 1998.
As a result, net income for the quarter ended September 30, 1998 decreased 7.4% to $70.2 million from $75.8 million for the quarter ended June 30, 1998.

CAPITAL RESOURCES AND LIQUIDITY

Partners' capital was $415.3 million at September 30, 1998, an increase of $17.2 million or 4.3% from $398.1 million at December 31, 1997. Cash flow from operations and proceeds from borrowings have been the Partnership's principal sources of working capital. The Partnership's cash and cash equivalents increased by $161.6 million for the nine months ended September 30, 1998. Cash inflows included $290.0 million from operations, proceeds from borrowings net of debt repayments of $111.4 million and $7.3 million of proceeds from options exercised under the Partnership's Unit option plans. Cash outflows included cash distributions to Unitholders of $207.4 million, capital expenditures of $23.7 million and net purchases of investments of $16.3 million.

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

The Partnership's mutual fund distribution system (the "System") includes a multi-class share structure. The System permits the Partnership's open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AFD at the time of sale. AFD in turn compensates the financial intermediaries distributing the funds from the front-end sales charge. For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent
deferred sales charge ("CDSC") to AFD.   While AFD is obligated to compensate
the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher distribution fees from the funds. Payments made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, reduced cash flow from operations by approximately $180.5 million for the nine months ended September 30, 1998. Management of the Partnership believes AFD will recover the payments made to financial intermediaries for the sale of Back-End Load Shares from the higher distribution fees and CDSC it receives over periods not exceeding 5 1/2 years.

The Partnership requires financial resources to fund commissions paid to financial intermediaries for the sale of Back-End Load Shares under the System, to fund capital expenditures and for general working capital purposes. During July 1998, the Partnership entered into a new $425 million five year revolving credit facility with a group of commercial banks which replaced its existing $250 million revolving credit facility. During September 1998, the Partnership increased the size of its commercial paper program from $250 million to $425 million. Borrowings from these two sources may not exceed $425 million in the aggregate. The new revolving credit facility provides backup liquidity for commercial paper issued under the Partnership's commercial paper program and can be used as a direct source of borrowing. The new revolving credit facility contains covenants which require the Partnership to, among other things, meet certain financial ratios. As of September 30, 1998, the Partnership had commercial paper outstanding totaling $190.7 million and there were no borrowings outstanding under the Partnership's revolving credit facility.

YEAR 2000

Many computer systems and applications that process transactions use two digit date fields for the year of a transaction, rather than the full four digits. If these systems are not modified and replaced, transactions occurring after 1999 may be processed as year "1900", which could result in processing inaccuracies and inoperability at or after the Year 2000. The Partnership utilizes a number of computer systems and applications that it either has developed internally or licensed from third-party suppliers. In addition, the Partnership is dependent on third-party suppliers for certain systems applications and for the electronic receipt of information critical to its business.

PROJECT

The Year 2000 issue is a high priority for the Partnership. During 1997, the Partnership began a formal Year 2000 initiative, which established a structured and coordinated process to deal with the Year 2000 issue. As part of its initiative, the Partnership established a Year 2000 project office to manage the Year 2000 initiative focusing on both information technology and non-information technology systems. The Year 2000 project office meets periodically with the Audit Committee of the Board of Directors and executive management to review the status of the Year 2000 efforts. The Partnership has also retained the services of a number of consulting firms which have expertise in advising and assisting with regard to Year 2000 issues.

By June 30, 1998 the Partnership had completed its inventory and assessment of its domestic and international computer systems and applications, identified mission critical systems (those systems where loss of their function would result in an immediate stoppage or significant impairment to core business areas) and nonmission critical systems and determined which of these systems is not Year 2000 compliant. All third-party suppliers of mission critical computer systems and applications have been contacted to verify whether their systems and applications will be Year 2000 compliant and their responses are being evaluated. Substantially all of those contacted have responded and approximately 70% have informed the Partnership that their systems and applications are or will be Year 2000 compliant. Those who have not responded have been contacted a second time. The Partnership estimates that this process will be completed by the first quarter of 1999. The same process is being performed for nonmission critical systems with estimated completion by the second quarter of 1999.

The Partnership has remediated, replaced or retired most of its noncompliant mission critical systems and applications. The Partnership expects that the remediation phase for all mission critical systems will be complete by the end of February 1999. The same process will be performed for nonmission critical systems and is estimated to be completed by the second quarter of 1999.

After each system has been remediated, it is tested with 19XX dates to determine if it still performs its intended business function correctly. Next, each system undergoes a simulation test using dates occurring after December 31, 1999. Inclusive of the replacement and retirement of some of its systems, the Partnership has completed these testing phases for approximately 65% of mission critical systems and approximately 70% of nonmission critical systems. Integrated systems tests will then be conducted to verify that the systems will continue to work together. Full integration testing of all mission critical and nonmission critical systems and testing of interfaces with third-party suppliers will begin in the first quarter of 1999 and will continue throughout 1999.

The Partnership is in the process of inventorying, evaluating and testing its technical infrastructure and corporate facilities and expects them to be fully operable in the Year 2000.

The Partnership has deferred certain other planned information technology projects until after the Year 2000 initiative is completed. Such delay is not expected to have a material adverse effect on the Partnership's financial condition or results of operations.

COSTS

The current cost estimate of the Year 2000 initiative ranges from $40 million to $45 million. These costs consist principally of modification costs and costs to develop formal Year 2000 specific contingency plans. These costs, which will be expensed as incurred, will be funded out of cash flow from the Partnership's operations. Through the third quarter of 1998, the Partnership had incurred approximately $17 million of costs related to the Year 2000 initiative. At this time, management of the Partnership believes that the costs associated with resolving the Year 2000 issue will not have a material adverse effect on the Partnership's results of operations, liquidity or capital resources.

RISKS

There are many risks associated with Year 2000 issues, including the risk that the Partnership's computer systems and applications will not operate as intended and that the systems and applications of third parties will not be Year 2000 compliant. Likewise, there can be no assurance the compliance schedules outlined above will be met or that the actual costs incurred will not exceed the current cost estimate. Should the Partnership's significant computer systems and applications or the systems of its important third-party suppliers be unable to process date sensitive information accurately after 1999, the Partnership may be unable to conduct its normal business operations and to provide its clients with the required services. In addition, the Partnership may incur unanticipated expenses, regulatory actions, and legal liabilities. The Partnership cannot determine which risks, if any, are most reasonably likely to occur nor the effects of any particular failure to be Year 2000 compliant.

CONTINGENCIES

The Partnership, with the assistance of a consulting firm, is developing formal Year 2000 specific contingency plans to address situations where mission critical and nonmission critical systems are not remediated as planned by the Partnership or third parties.

Readers are cautioned that forward-looking statements contained in "Year 2000" should be read in conjunction with the disclosure set forth under "Forward-looking Statements ". To the fullest extent permitted by law; the foregoing Year 2000 discussion is a "Year 2000 Readiness Disclosure" within the meaning of The Year 2000 Information and Readiness Disclosure Act, 15 U.S.C. Sec. 1 (1998).

EURO

The European Economic and Monetary Union has established a single currency that will replace the national currency of certain European countries effective January 1, 1999. Each participating country's currency also will be legal tender during a transition period from January 1, 1999 until January 1, 2002, after which the only currency used by the participating European countries will be the Euro Currency (the "Euro"). Should the Partnership's significant computer systems and applications or the systems of its important service providers be unable to process Euro sensitive information accurately in 1999, the ability of the Partnership to conduct its operations could be significantly impaired.

The Partnership has established a project team to assess changes that will be required in connection with the introduction of the Euro. The Partnership's project team has assessed all systems, including those developed or managed internally, as well as those provided by service providers, in order to determine the modifications that will be required in order to process accurately transactions denominated in Euro after 1998. At this time, management of the Partnership expects that the required modifications for the introduction of the Euro will be completed and tested before the end of 1998. The current estimate of the cost of this initiative ranges from $3 to $4 million. The cost, which consists principally of modification costs, will be expensed as incurred. At this time, management of the Partnership believes that the costs associated with resolving this issue will not have a material adverse effect on the Partnership's results of operations, liquidity, or capital resources.

The Partnership's substantial equity base and access to public and private debt, at competitive interest rates and other terms, should provide adequate liquidity for its general business needs. Management of the Partnership believes that cash flow from operations and the issuance of debt and Units will provide the Partnership with the financial resources to meet its capital requirements.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133"). Under this Statement, an entity is required to recognize derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, any entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management of the Partnership does not believe that the adoption of the Statement will have a material effect on its results of operations, liquidity, or capital resources.

CASH DISTRIBUTIONS

The Partnership is required to distribute all of its Available Cash Flow, as defined in the Partnership Agreement, to the General Partner and Unitholders. The Partnership's Available Cash Flow and Distributions per Unit (adjusted for the two-for-one Unit split) were as follows:

                                       Three months ended    Nine months ended
                                       9/30/98    9/30/97    9/30/98    9/30/97
--------------------------------------------------------------------------------
Available Cash Flow (in thousands)    $67,063    $63,099    $204,357   $168,591
Distributions Per Unit                $  0.39    $  0.37    $   1.19   $   0.99
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

Certain statements provided by the Partnership in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of such factors include, but are not limited to, the following: the performance of financial markets, the investment performance of the Partnership's sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions, government regulations, including changes in tax rates and the risks associated with Year 2000 issues. The Year 2000 issues include uncertainties regarding among other things, the inability to locate, correct and successfully test all relevant computer code, the continued availability of certain resources including personnel and timely and accurate responses and corrections by third parties. These uncertainties may result in unanticipated costs associated with Year 2000 issues and failure to meet schedules for Year 2000 compliance. The Partnership cautions readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; the Partnership undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

                                       Part II

                                  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          On October 15, 1998, the United States Court of Appeals for the Second Circuit issued a decision in the legal proceeding reported in the Alliance Capital Management L.P. Annual Report on Form 10-K for the year ended December 31, 1997. The Court of Appeals affirmed the Second Decision in part and reversed the Second Decision in part. The Court of Appeals affirmed the Second Decision insofar as it denied plaintiffs' motion to file an amended complaint alleging that the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities and that certain advertisements used by the Fund misrepresented the risks of investing in the Fund. The Court of Appeals reversed the Second Decision insofar as it denied plaintiffs' motion to file an amended complaint alleging that the Fund misrepresented its ability to hedge against currency risk.

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

                                        ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: November 16, 1998                By:  Alliance Capital Management
                                             Corporation, its General Partner


                                        By:
                                             -----------------------------------
                                             Robert H. Joseph, Jr.
                                             Senior Vice President &
                                             Chief Financial Officer

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: November 16, 1998                By:  Alliance Capital Management
                                             Corporation, its General Partner


                                        By:  /s/ Robert H. Joseph, Jr.
                                             -----------------------------------
                                             Robert H. Joseph, Jr.
                                             Senior Vice President &
                                             Chief Financial Officer