Form 10-K
period 1998-12-31
ALLIANCE CAPITAL MANAGEMENT LP
filed 1999-03-30
CIK 825313

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM TO
                         COMMISSION FILE NUMBER 1-9818

                                 --------------

                                ALLIANCE CAPITAL
                                MANAGEMENT L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            -----------------------

               DELAWARE                                13-3434400
    (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)
     1345 AVENUE OF THE AMERICAS
          NEW YORK, N.Y.                                  10105
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 969-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              NAME OF EACH EXCHANGE ON
      TITLE OF CLASS                               WHICH REGISTERED
      --------------                          ------------------------
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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Units representing assignments of beneficial ownership of limited partnership interests held by non-affiliates of the registrant as of March 1, 1999 was approximately $1,750,009,257.

         The number of Units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 1, 1999 was 170,567,163 Units.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Certain pages of the Alliance Capital Management L.P. 1998 Annual Report to Unitholders are incorporated by reference in Part II of this Form 10-K.

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

         "AXA" refers to AXA, a company organized under the laws of France.

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

         "Investment Advisers Act" refers to the Investment Advisers Act of
1940.

         "Investment Company Act" refers to the Investment Company Act of
1940.

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

         On February 19, 1998 the Partnership declared a two for one Unit split payable to Unitholders of record on March 11, 1998. No adjustments have been made to the number of Units outstanding or per Unit amounts except in Item 5,
Item 6, Item 7, Item 8 and Item 11.

         As of March 1, 1999 AXA, ECI, Equitable and certain subsidiaries of Equitable were the beneficial owners of 96,613,481 Units or approximately 56.6% of the issued and outstanding Units. As of March 1, 1999 AXA and its subsidiaries owned approximately 58.4% of the issued and outstanding shares of the common stock of ECI. ECI is a public company with shares traded on the New York Stock Exchange, Inc. ("NYSE"). ECI owns all of the shares of Equitable. For insurance regulatory purposes all shares of common stock of ECI beneficially owned by AXA have been deposited into a voting trust. See "Item 12. Security Ownership of Certain Beneficial Owners and Management".

         AXA, a French company, is the holding company for an international group of insurance and related financial services companies. AXA's insurance operations include activities in life insurance, property and casualty insurance and reinsurance. The insurance operations are diverse geographically with activities principally in Western Europe, North America, the Asia/Pacific area, and, to a lesser extent, in Africa and South America. AXA is also engaged in asset management, investment banking, securities trading, brokerage, real estate and other financial services activities principally in the United States, as well as in Western Europe and the Asia/Pacific area.

         The Partnership, one of the nation's largest investment advisers, provides diversified investment management services to institutional clients and high net-worth individuals and, through various investment vehicles, to individual investors.

         The Partnership's separately managed accounts consist primarily of the active management of equity and fixed income accounts for institutional investors and high net-worth individuals. The Partnership's institutional clients include corporate and public employee pension funds, the general and separate accounts of Equitable and its insurance company subsidiary, endowments, foundations, and other domestic and foreign institutions. The Partnership's mutual funds management services, which developed as a diversification of its institutional investment management business, consist of the management, distribution and servicing of mutual funds and cash management products, including money market funds and deposit accounts.

         The following tables provide a summary of assets under management and associated revenues of the Partnership:


                                              Assets Under Management
                                              -----------------------
                                                   (in millions)

                                                                       December 31,
                                           --------------------------------------------------------------------
                                                  1994          1995          1996           1997          1998

Separately Managed Accounts (1)(4)......       $81,030       $97,275      $119,507       $133,706      $168,121
Mutual Funds Management (4):
  Alliance Mutual Funds.................        20,595        23,134        27,624         40,376        60,722
  Variable Products ....................         8,501        12,292        17,070         23,830        31,364
  Cash Management Services (2)..........         9,153        13,820        18,591         20,742        26,452
                                               -------       -------      --------       --------      --------


Total...................................      $119,279      $146,521      $182,792       $218,654      $286,659
                                              --------      --------      --------       --------      --------
                                              --------      --------      --------       --------      --------

                                                     Revenues
                                                  --------------
                                                  (in thousands)

                                                                 Years Ended December 31,
                                           ---------------------------------------------------------------------
                                                   1994          1995          1996          1997          1998

Separately Managed Accounts (1).........       $212,500      $232,132      $280,909      $322,850     $ 373,018
Mutual Funds Management:
  Alliance Mutual Funds.................        292,040       277,815       327,769       432,520       674,234
  Variable Products (3).................         21,980        29,632        44,967        67,805        93,174
  Cash Management Services (2)..........         69,514        91,135       127,265       146,152       174,829
Other....................................         4,918         8,541         7,607         6,009         8,801
                                                -------       -------      --------      --------     ---------



Total....................................       $600,952      $639,255     $788,517      $975,336     $1,324,056
                                                --------      --------     --------      --------     ----------
                                                --------      --------     --------      --------     ----------

        (1) Includes the general and separate accounts of Equitable and its insurance company subsidiary.
        (2) Includes money market deposit accounts brokered by the Partnership for which no investment management services are performed.

        (3) Net of certain fees paid to Equitable for services rendered by Equitable in marketing the variable annuity insurance and variable life products for which The Hudson River Trust is the funding vehicle.
        (4) Assets under management exclude certain non-discretionary advisory relationships and reflect 100% of the assets managed by unconsolidated joint venture subsidiaries and affiliates.

SEPARATELY MANAGED ACCOUNTS

         As of December 31, 1996, 1997 and 1998 separately managed accounts for institutional investors and high net-worth individuals (other than investment companies and deposit accounts) represented approximately 65%, 61% and 59%, respectively, of total assets under management by the Partnership. The fees earned from the management of these accounts represented approximately 36%, 33% and 28% of the Partnership's revenues for 1996, 1997 and 1998, respectively.


                              Separately Managed Accounts Assets Under Management(1)
                              ---------------------------------------------------
                                                   (in millions)

                                                                  December 31,
                                          ----------------------------------------------------------------
                                              1994          1995          1996          1997          1998
Equity & Balanced:
  Domestic.........................        $30,457       $42,706       $51,292       $61,259       $87,032
  International & Global...........          3,828         3,854        10,903         7,883         7,370
Fixed Income:
  Domestic.........................         31,470        32,553        36,042        39,079        41,911
  International & Global...........          2,602         1,891         2,381         2,759         4,030
Passive:
  Domestic.........................          9,645        12,787        15,478        19,860        23,050
  International & Global...........          3,028         3,484         3,411         2,866         4,728
                                           -------       -------      --------      --------      --------
Total..............................        $81,030       $97,275      $119,507      $133,706      $168,121
                                           -------       -------      --------      --------      --------
                                           -------       -------      --------      --------      --------

(1) Includes 100% of the assets managed by unconsolidated joint venture subsidiary and affiliated companies of $432 million at December 31, 1998 and $203 million at December 31, 1997.

                               Revenues From Separately Managed Accounts Management
                               ----------------------------------------------------
                                                  (in thousands)

                                                            Years Ended December 31,
                                          ----------------------------------------------------------------
                                              1994          1995          1996          1997          1998

Investment Services:
Equity & Balanced:
  Domestic.........................       $108,645      $132,802      $157,511      $184,200      $238,063
  International & Global...........         10,867        10,373        32,453        30,192        16,371
Fixed Income:
  Domestic.........................         70,217        67,102        65,449        80,600        89,286
  International & Global...........          5,180         3,784         5,392         7,007         7,968
Passive:
  Domestic.........................          6,016         5,919         8,015         9,187         9,911
  International & Global...........          4,052         3,870         3,612         3,034         2,997
                                          --------      --------      --------      --------      --------
                                           204,977       223,850       272,432       314,220       364,596
Service and Other Fees.............          7,523         8,282         8,477         8,630         8,422
                                          --------      --------      --------      --------      --------

Total..............................       $212,500      $232,132      $280,909      $322,850      $373,018
                                          --------      --------      --------      --------      --------
                                          --------      --------      --------      --------      --------


INVESTMENT MANAGEMENT SERVICES

         The Partnership's separately managed accounts consist primarily of the active management of equity accounts, balanced (equity and fixed income) accounts and fixed income accounts for institutional investors and high net-worth individuals. The Partnership also provides active management for international (non-U.S.) and global (including U.S.) equity, balanced and fixed income portfolios, asset allocation portfolios, venture capital portfolios, investment partnership portfolios known as hedge funds and portfolios that invest in real estate investment trusts. The Partnership provides "passive" management services for equity, fixed income and international accounts. As of December 31, 1998 the Partnership's accounts were managed by 135 portfolio managers with an average of 16 years of experience in the industry and 10 years of experience with the Partnership.

         EQUITY AND BALANCED ACCOUNTS. The Partnership's equity and balanced accounts contributed approximately 24%, 22% and 19% of the Partnership's total revenues for 1996, 1997 and 1998, respectively. Assets under management relating to active equity and balanced accounts grew from approximately $32.8 billion as of December 31, 1993 to approximately $94.4 billion as of December 31, 1998.

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

         FIXED INCOME ACCOUNTS. The Partnership's fixed income accounts contributed approximately 9%, 9% and 7% of the Partnership's total revenues for 1996, 1997 and 1998, respectively. Assets under management relating to active fixed income accounts increased from approximately $30.8 billion as of December 31, 1993 to approximately $45.9 billion as of December 31, 1998.

         The Partnership's fixed income management services include conventional actively managed bond portfolios in which portfolio maturity structures, market sector concentrations and other characteristics are actively shifted in anticipation of market changes. Fixed income management services also include managing portfolios which invest in foreign government securities and other foreign debt securities. Sector concentrations and other portfolio characteristics are heavily committed to areas that the Partnership's portfolio managers believe have the best investment values. The Partnership also manages portfolios that are limited to specialized areas of the fixed income markets, such as mortgage-backed securities and high-yield bonds.

         PASSIVE MANAGEMENT. The Partnership's strategy in passive portfolio management is to provide customized portfolios to meet specialized client needs, such as a portfolio designed to replicate a particular index. The Partnership offers domestic and international indexation strategies, such as portfolios designed to match the performance characteristics of the S&P 500 and the Morgan Stanley Capital International Indices and enhanced indexation strategies designed to add incremental returns to a benchmark. The Partnership also offers a variety of structured fixed income portfolio applications, including immunization (designed to produce a compound rate of return over a specified time, irrespective of interest rate movements), dedication (designed to produce specific cash flows at specific times to fund known liabilities) and indexation (designed to replicate the return of a specified market index or benchmark). As of December 31, 1998 the Partnership managed approximately $27.8 billion in passive portfolios.

         PRIVATE INVESTING SERVICES. In 1996 the Partnership acquired a minority interest in Albion Alliance LLC ("Albion Alliance") which is its primary vehicle for providing global investing services in respect of private and illiquid securities to institutions and high net-worth individuals.

         Alliance Corporate Finance Group Incorporated ("ACFG"), a wholly-owned subsidiary of the Partnership, was formed in 1993 when the business of ECMC was acquired to manage investments in private mezzanine financings and private investment limited partnerships. Private mezzanine financings are investments in the subordinated debt and/or preferred stock portions of leveraged transactions (such as leveraged buy-outs and leveraged recapitalizations). Such investments are usually coupled with a contingent interest component or investment in an equity participation, which provide the potential for capital appreciation. Since Albion Alliance is now the Partnership's primary vehicle for providing these types of services, it is not expected that ACFG will manage any new private investments other than for Equitable and its subsidiaries.

         ACFG manages two private mezzanine investment funds designed for institutional investors, with an aggregate of approximately $199.4 million under management as of December 31, 1998. As of that date Equitable and its insurance company subsidiary had investments of approximately $40.0 million in these funds.

         STRUCTURED PRODUCTS. The Partnership manages 24 structured products with an aggregate of $8.2 billion in assets as of December 31, 1998. $5.4 billion of these assets are included in mutual fund assets under management and $2.8 billion are included in separately managed assets under management as of December 31, 1998. Structured products consist of securities, typically multiple classes of senior and subordinated debt obligations together with an equity component, issued by a special purpose company. An actively or passively managed portfolio of equity or fixed income securities or other financial products generally backs such securities. A majority of the Partnership's structured product assets are based on a short duration fixed income strategy, including the five "Pegasus" transactions which, as of December 31, 1998, had an aggregate of $4.1 billion in assets under management. The Partnership also manages two collateralized bond obligation funds whose pools of collateral debt securities consist primarily of privately-placed, fixed rate corporate debt securities acquired from Equitable and its affiliates. As of December 31, 1998 these funds had approximately $148.0 million under management. As of that date ECI and its insurance company subsidiaries had investments of approximately $140.0 million in these funds.

         HEDGE FUNDS. As of December 31, 1998, the Partnership managed hedge funds which had approximately $1.2 billion in assets under management and separately managed hedge accounts which had approximately $0.9 billion in assets under management in four distinct strategies. The Partnership's hedge funds are privately placed domestic and offshore investment vehicles. The portfolios of the hedge funds consist of various types of securities, including equities, domestic and foreign government and other debt securities, convertible securities, warrants, options and futures. The hedge funds take short positions, including the purchase of put options on securities, market indices or futures. The hedge funds employ the use of leverage through securities exposure and borrowings.

CLIENTS

         The approximately 1,889 separately managed accounts for institutions and high net-worth individuals (other than investment companies) for which the Partnership acts as investment manager include corporate employee benefit plans, public employee retirement systems, the general and separate accounts of Equitable and its insurance company subsidiary, endowments, foundations, foreign governments, multi-employer pension plans and financial and other institutions.

         The general and separate accounts of Equitable and its insurance company subsidiary, the management of which were transferred to the Partnership in 1993 in connection with the acquisition of the business and substantially all of the assets of ECMC, are the Partnership's largest institutional clients. As of December 31, 1998 AXA and the general and separate accounts, including investments made by these accounts in The Hudson River Trust (See "Individual Investor Services - The Hudson River Trust"), represented approximately 22%, 26% and 27% of total assets under management by the Partnership at December 31, 1998, 1997 and 1996, respectively, and approximately 11%, 14% and 13% of the Partnership's total revenues for 1998, 1997 and 1996, respectively.

         As of December 31, 1998 corporate employee benefit plan accounts represented approximately 12% of total assets under management by the Partnership. Assets under management for other tax-exempt accounts, including public employee benefit funds organized by government agencies and municipalities, endowments, foundations and multi-employer employee benefit plans, represented approximately 33% of total assets under management as of December 31, 1998.

         The following table lists the Partnership's ten largest institutional clients, ranked in order of size of total assets under management as of December 31, 1998. Since the Partnership's fee schedules vary based on the type of account, the table does not reflect the ten largest revenue generating clients.


    Client or Sponsoring Employer                       Type of Account
    -----------------------------                       ---------------
    AXA, Equitable and their subsidiaries.............  Equity, Fixed Income,
                                                        Passive, Global Equity,
                                                        Global Fixed Income
    North Carolina Retirement System..................  Passive Equity, U.S.
                                                        Equity, Global Equity
    Foreign Government Central Bank...................  Equity, Global Equity,
                                                        Fixed Income,
                                                        Global Fixed Income
    State Board of Administration of Florida.........   Equity, Fixed Income
    New York State Common Retirement System ..........  Equity
    Frank Russell Trust...............................  U.S. Equity
    BellSouth Corporation.............................  Passive Equity
    Foreign Government Central Bank...................  U.S. Fixed Income,
                                                        Global Fixed Income,
                                                        U.S. Equity, Global
                                                        Equity, Asian Equity
    Nuclear Electric Insurance Ltd....................  Passive
    Sun America.......................................  Equity

         These institutional clients accounted for approximately 25% of the Partnership's total assets under management at December 31, 1998 and approximately 9% of the Partnership's total revenues for the year ended December 31, 1998 (35% and 15%, respectively, if the investments by the separate accounts of Equitable in The Hudson River Trust were included). No single institutional client other than Equitable and its insurance company subsidiary accounted for more than approximately 1% of the Partnership's total revenues for the year ended December 31, 1998. AXA and the general and separate accounts of Equitable and their insurance company subsidiaries accounted for approximately 12% of the Partnership's total assets under management at December 31, 1998 and approximately 6% of the Partnership's total revenues for the year ended December 31, 1998 (22% and 11%, respectively, if the investments by the separate accounts of Equitable in The Hudson River Trust were included).

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

         ACFG's fees for corporate finance activities generally involve the payment of a base management fee ranging from 0.10% to .50% of assets under management per annum. In some cases ACFG receives performance fees generally equivalent to 20% of gains in excess of a specified hurdle rate.

         In connection with the investment advisory services provided to the general and separate accounts of Equitable and its insurance company subsidiary the Partnership provides ancillary accounting, valuation, reporting, treasury and other services. Equitable and its insurance company subsidiary compensate the Partnership for such services. See "Item 13. Certain Relationships and Related Transactions".

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

MUTUAL FUNDS MANAGEMENT

         The Partnership (i) manages and sponsors a broad range of open-end and closed-end mutual funds other than The Hudson River Trust and markets wrap fee accounts ("Alliance Mutual Funds"), (ii) manages The Hudson River Trust which is one of the funding vehicles for variable annuity insurance and variable life insurance products offered by Equitable and its insurance company subsidiary, and other funds which serve as funding vehicles for variable annuity insurance and variable life insurance products offered by other insurance companies ("Variable Products"), (iii) provides cash management services (money market funds and federally insured deposit accounts) that are marketed to individual investors through broker-dealers, banks, insurance companies and other financial intermediaries, (iv) manages and sponsors certain structured products, and (v) manages and sponsors certain hedge funds. The net assets comprising the Alliance Mutual Funds, Variable Products, money market funds and deposit accounts, structured products and hedge funds on December 31, 1998 amounted to approximately $118.6 billion. The assets of the Alliance Mutual Funds, Variable Products, money market funds, structured products and hedge funds are managed by the same investment professionals who manage the Partnership's accounts of institutional investors and high net-worth individuals.


                                       Revenues From Mutual Funds Management
                                       -------------------------------------
                                                  (in thousands)


                                                            Years Ended December 31,
                                      ---------------------------------------------------------------------
                                              1994          1995          1996          1997          1998
Alliance Mutual Funds (1):
  Investment Services..............       $147,661      $147,036      $173,260      $235,613      $389,839
  Distribution Revenues............        120,896       107,012       128,917       167,321       241,948
  Shareholder Servicing Fees.......         16,054        16,558        19,156        22,957        36,230
  Other Revenues...................          7,429         7,209         6,436         6,629         6,217
                                          --------      --------      --------      --------      --------

                                           292,040       277,815       327,769       432,520       674,234
                                          --------      --------      --------      --------      --------

Variable Products:
  Investment Services (2)..........         21,490        29,051        43,901        66,376        91,506
  Distribution Revenues............             91           203           551           772           730
  Shareholder Servicing Fees.......             49            12            15            16            18
  Other Revenues...................            350           366           500           641           920
                                          --------      --------      --------      --------      --------
                                            21,980        29,632        44,967        67,805        93,174
                                          --------      --------      --------      --------      --------

Cash Management Services:
  Investment Services (3)..........         42,018        56,642        74,441        82,770       107,051
  Distribution Revenues............         18,104        23,328        39,481        48,758        59,168
  Shareholder Servicing Fees.......          8,398         9,951        12,085        13,354         7,227
  Other Revenues...................            994         1,214         1,258         1,270         1,383
                                          --------      --------      --------      --------      --------
                                            69,514        91,135       127,265       146,152       174,829
                                          --------      --------      --------      --------      --------
Total..............................       $383,534      $398,582      $500,001      $646,477      $942,237
                                          --------      --------      --------      --------      --------
                                          --------      --------      --------      --------      --------

           (1) Includes fees received by the Partnership in connection with certain structured products, hedge funds and wrap fee accounts.
           (2) Net of certain fees paid to Equitable for services rendered by Equitable in marketing the variable annuity insurance and variable life products for which The Hudson River Trust is the funding vehicle.
           (3) Includes fees received by the Partnership in connection with its distribution of money market deposit accounts for which no investment management services are provided.

ALLIANCE MUTUAL FUNDS

         The Partnership has been managing mutual funds since 1971. Since then, the Partnership has sponsored open-end load mutual funds and closed-end mutual funds (i) registered as investment companies under the Investment Company Act ("U.S. Funds"), and (ii) which are not registered under the Investment Company Act and which are not publicly offered to United States persons ("Offshore Funds"). On December 31, 1998 net assets in the Alliance Mutual Funds totaled approximately $60.7 billion.

                                                     Net Assets as
                                                 of December 31, 1998
                                                 --------------------
Type of Alliance Mutual Funds                       (in millions)
-----------------------------
U.S. Funds - Open-End:
  Equity and Balanced...........................         $24,684.0
  Taxable Fixed Income..........................           7,071.6
  Tax Exempt Fixed Income.......................           3,055.6
Offshore Funds (Open and Closed-End):
  Taxable Fixed Income..........................          13,287.9
  Equity and Balanced...........................           2,674.9
Wrap Fee Programs...............................           5,022.3
U.S. Funds - Closed-End.........................           3,534.5
Joint Venture Subsidiaries and Affiliates (1)              1,391.5
                                                         ---------

Total...........................................         $60,722.3
                                                         ---------
                                                         ---------

         (1) Assets under management exclude certain non-discretionary advisory relationships and reflect 100% of the assets managed by unconsolidated joint venture subsidiaries and affiliates.

VARIABLE PRODUCTS

         The Hudson River Trust is one of the funding vehicles for the variable annuity and variable life insurance products offered by Equitable and its insurance company subsidiary. The Alliance Variable Products Series Fund is a funding vehicle for variable annuity and variable life insurance products offered by other unaffiliated insurance companies. On December 31, 1998 the net assets of the portfolios of the Variable Products totaled approximately $31.4 billion:

                                                   Net Assets as
                                               of December 31, 1998
                                               --------------------
                                                   (in millions)
Hudson River Trust:
     Common Stock Portfolio..................         $12,896.1
     Aggressive Stock Portfolio..............           4,500.8
     Growth Investors Portfolio..............           2,055.1
     Balanced Portfolio......................           1,936.4
     Equity Index Portfolio..................           1,690.6
     Global Portfolio........................           1,408.2
     Money Market Portfolio..................           1,110.0
     Growth & Income Portfolio...............             998.3
     High Yield Portfolio....................             612.4
     Conservative Investors Portfolio........             388.1
     Quality Bond Portfolio..................             322.4
     Small Cap Growth Portfolio..............             310.6
     International Portfolio.................             212.3
     Intermediate Government Portfolio.......             184.3
                                                      ---------
                                                       28,625.6
Alliance Variable Products Series Fund.......           2,738.4
                                                      ---------

Total........................................         $31,364.0
                                                      ---------
                                                      ---------

         DISTRIBUTION. The Alliance Mutual Funds are distributed to individual investors through broker-dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries. Alliance Fund Distributors, Inc. ("AFD"), a registered broker-dealer and a wholly-owned subsidiary of the Partnership, serves as the principal underwriter and distributor of the U.S. Funds and serves as a placing or distribution agent for most of the Offshore Funds. There are 175 sales representatives who devote their time exclusively to promoting the sale of shares of Alliance Mutual Funds by financial intermediaries.

         The Partnership maintains a mutual fund distribution system (the "System") which permits open-end Alliance Mutual Funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AFD at the time of sale. AFD in turn compensates the financial intermediaries distributing the funds from the front-end sales charge paid by investors. For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge ("CDSC") to AFD. While AFD is obligated to compensate the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds. Payments made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, reduced cash flow from operations by approximately $232.5 million and $150.3 million during 1998 and 1997, respectively. Management of the Partnership believes AFD will recover the payments made to financial intermediaries for the sale of Back-End Load Shares from the higher distribution fees and CDSC it receives over periods not exceeding 5 1/2 years.

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

         During 1998 the ten financial intermediaries responsible for the largest volume of sales of open-end U.S. Funds and Variable Products were responsible for 64% of such sales. EQ Financial Consultants, Inc. ("EQ Financial"), a wholly-owned subsidiary of Equitable that utilizes members of Equitable's insurance agency sales force as its registered representatives, has entered into a selected dealer agreement with AFD and since 1986 has been responsible for a significant portion of total sales of shares of open-end U.S. Funds and Offshore Funds (of 13%, 7% and 5% in 1996, 1997 and 1998). EQ Financial is under no obligation to sell a specific amount of fund shares and also sells shares of mutual funds sponsored by organizations unaffiliated with Equitable.

         Subsidiaries of Merrill Lynch & Co., Inc. (collectively "Merrill Lynch") were responsible for approximately 20%, 24% and 26% of open-end Alliance Mutual Fund sales in 1996, 1997 and 1998, respectively. Citigroup Inc. ("Citigroup"), parent company of Salomon Smith Barney (formerly Smith Barney Inc.), was responsible for approximately 9% of open-end Alliance Mutual Fund sales in 1996, 7% in 1997 and 6% in 1998. Neither Merrill Lynch nor Citigroup is under any obligation to sell a specific amount of Alliance Mutual Fund shares and each also sells shares of mutual funds that it sponsors and which are sponsored by unaffiliated organizations.

         No dealer or agent other than EQ Financial, Merrill Lynch and Citigroup has in any year since 1993 accounted for more than 10% of the sales of open-end Alliance Mutual Funds.

         Many of the financial intermediaries that sell shares of Alliance Mutual Funds also offer shares of funds not managed by the Partnership and frequently offer shares of funds managed by their own affiliates.

         Based on industry sales data reported by the Investment Company Institute (January 1999), the Partnership's market share in the U.S. mutual fund industry is 1.18% of total industry assets and the Partnership accounted for 1.30% of total open-end industry sales in the U.S. during 1998. While the performance of the Alliance Mutual Funds is a factor in the sale of their shares, there are other factors contributing to success in the mutual fund management business that are not as important in the institutional account management business. These factors include the level and quality of shareholder services (see "Shareholder and Administration Services" below) and the amounts and types of distribution assistance and administrative services payments. The Partnership believes that its compensation programs with financial intermediaries are competitive with others in the industry.

         Under current interpretations of the Glass-Steagall Act and other laws and regulations governing depository institutions, banks and certain of their affiliates generally are permitted to act as agent for their customers in connection with the purchase of mutual fund shares and to receive as compensation a portion of the sales charges paid with respect to such purchases. During 1998 banks and their affiliates accounted for approximately 5% of the sales of shares of open-end U.S. Funds and Variable Products.

         INVESTMENT MANAGEMENT AGREEMENTS AND FEES. Investment management fees from the Alliance Mutual Funds, the Hudson River Trust and the Variable Products vary between .16% and 1.65% per annum of average net assets. As certain of the U.S. Funds have grown, fee schedules have been revised to provide lower incremental fees above certain levels. Fees paid by the U.S. Funds and The Hudson River Trust are fixed annually by negotiation between the Partnership and the board of directors or trustees of each U.S. Fund and The Hudson River Trust, including a majority of the disinterested directors or trustees. Changes in fees must be approved by the shareholders of each U.S. Fund and The Hudson River Trust. In general, the investment management agreements with the U.S. Funds and The Hudson River Trust provide for termination at any time upon 60 days' notice.

         Under each investment management agreement with a U.S. Fund, the Partnership provides the U.S. Fund with investment management services, office space and order placement facilities and pays all compensation of directors or trustees and officers of the U.S. Fund who are affiliated persons of the Partnership. Each U.S. Fund pays all of its other expenses. If the expenses of a U.S. Fund exceed an expense limit established under the securities laws of any state in which shares of that U.S. Fund are qualified for sale or as prescribed in the U.S. Fund's investment management agreement, the Partnership absorbs such excess through a reduction in the investment management fee. Currently, the Partnership believes that California and South Dakota are the only states to impose such a limit. The expense ratios for the U.S. Funds during their most recent fiscal year ranged from .67% to 4.49%. In connection with newly organized U.S. Funds, the Partnership may also agree to reduce its fee or bear certain expenses to limit expenses during an initial period of operations.

CASH MANAGEMENT SERVICES

         The Partnership provides cash management services to individual investors through a product line comprising 21 money market fund portfolios, including one offshore money market fund domiciled in Cayman and three types of brokered money market deposit accounts. Net assets in these products as of December 31, 1998 totaled approximately $26.5 billion.

                                                            Net Assets
                                                              as of
                                                             December
                                                             31, 1998
                                                          -------------
                                                          (in millions)
Money Market Funds:
    Alliance Capital Reserves (two portfolios)..........      $10,910.7
    Alliance Government Reserves (two portfolios).......        7,173.9
    ACM Institutional Reserves (five portfolios)........        3,854.3
    Alliance Municipal Trust (eight portfolios).........        3,147.9
    Alliance Money Market Fund (three portfolios).......          785.9
    ACM International Reserves (one portfolio)..........           58.9
Money Market Deposit Accounts (three products)..........          505.7
Joint Venture Subsidiaries and Affiliates (1)...........           14.8
                                                              ---------
Total....................................................     $26,452.1
                                                              ---------
                                                              ---------

         (1) Assets under management exclude certain non-discretionary advisory relationships and reflect 100% of the assets managed by unconsolidated joint venture subsidiaries and affiliates.

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

         Under its investment management agreement with each money market fund, the Partnership is paid an investment management fee equal to 0.50% per annum of the fund's average net assets except for ACM Institutional Reserves which pays a fee between 0.20% and 0.45% of its average net assets. In the case of certain money market funds, the fee is payable at lesser rates with respect to average net assets in excess of $1.25 billion. For distribution and account maintenance services rendered in connection with the sale of money market deposit accounts, the Partnership receives fees from the participating banks that are based on outstanding account balances. Because the money market deposit account programs involve no investment management functions to be performed by the Partnership, the Partnership's costs of maintaining the account programs are less, on a relative basis, than its costs of managing the money market funds.

         On December 31, 1998 more than 99% of the assets invested in the Partnership's cash management programs were attributable to regional broker-dealers and other financial intermediaries, with the remainder coming directly from the public. On December 31, 1998 more than 500 financial intermediaries offered the Partnership's cash management services. The Partnership's money market fund market share (not including deposit products), as computed based on market data reported by the Investment Company Institute (December 1998), has increased from 1.31% of total money market fund industry assets at the end of 1993 to 1.95% at December 31, 1998.

         The Partnership makes payments to financial intermediaries for distribution assistance and shareholder servicing and administration. The Partnership's money market funds pay fees to the Partnership at annual rates of up to 0.25% of average daily net assets pursuant to "Rule 12b-1" distribution plans except for Alliance Money Market Fund which pays a fee of up to 0.45% of its average daily net assets. Such payments are supplemented by the Partnership in making payments to financial intermediaries under the distribution assistance and shareholder servicing and administration program. During 1998 such supplemental payments totaled approximately $58.0 million ($49.0 million in 1997). There are 7 employees of the Partnership who devote their time exclusively to marketing the Partnership's cash management services.

         A principal risk to the Partnership's cash management services business is the acquisition of its participating financial intermediaries by companies that are competitors or that plan to enter the cash management services business. As of December 31, 1998 the five largest participating financial intermediaries were responsible for assets aggregating approximately $21.7 billion, or 82% of the cash management services total.

         Many of the financial intermediaries whose customers utilize the Partnership's cash management services are broker-dealers whose customer accounts are carried, and whose securities transactions are cleared and settled, by the Pershing Division ("Pershing") of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ Securities Corporation"), a subsidiary of ECI. Pursuant to an agreement between Pershing and the Partnership, Pershing recommends that certain of its correspondent firms use of the Partnership's money market funds and other cash management products. As of December 31, 1998 DLJ Securities Corporation and these Pershing correspondents were responsible for approximately $18.2 billion or 69% of the Partnership's total cash management assets. Pershing may terminate its agreement with the Partnership on 180 days' notice. If the agreement were terminated, Pershing would be under no obligation to recommend or in any way assist in the sale of the Partnership's cash management products and would be free to recommend or assist in the sale of competitive products.

         The Partnership's money market funds are investment companies registered under the Investment Company Act and are managed under the supervision of boards of directors or trustees, which include disinterested directors or trustees who must approve investment management agreements and certain other matters. The investment management agreements between the money market funds and the Partnership provide for an expense limitation of 1% per annum or less of average daily net assets. See "Mutual Funds Management - Investment Management Agreements and Fees".

SHAREHOLDER AND ADMINISTRATION SERVICES

         Alliance Fund Services, Inc. ("AFS"), a wholly-owned subsidiary of the Partnership, provides registrar, dividend disbursing and transfer agency related services for each U.S. Fund and provides servicing for each U.S. Fund's shareholder accounts. As of December 31, 1998 AFS employed 301 people. AFS operates out of offices in Secaucus, New Jersey, and San Antonio, Texas. Under each servicing agreement AFS receives a monthly fee. Each servicing agreement must be approved annually by the relevant U.S. Fund's board of directors or trustees, including a majority of the disinterested directors or trustees, and may be terminated by either party without penalty upon 60 days' notice.

         Most U.S. Funds utilize Partnership personnel to perform legal, clerical and accounting services not required to be provided by the Partnership. Payments by a U.S. Fund for these services must be specifically approved in advance by the U.S. Fund's board of directors or trustees. Currently, the Partnership and AFS are accruing revenues for providing clerical and accounting services to the U.S. Funds and these closed-end funds at the rate of approximately $8.6 million per year.

         ACM Fund Services S.A. ("ACMFS"), a wholly-owned subsidiary of the Partnership, is the registrar and transfer agent of substantially all of the Offshore Funds. As of December 31, 1998 ACMFS employed 18 people. ACMFS operates out of offices in Luxembourg and receives a monthly fee for its registrar and transfer agency services. Each agreement between ACMFS and an Offshore Fund may be terminated by either party upon 60 days' notice.

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

      By June 30, 1998 the Partnership had completed its inventory and assessment of its domestic and international computer systems and applications, identified mission critical systems (those systems where loss of their function would result in an immediate stoppage or significant impairment to core business units) and nonmission critical systems and determined which of these systems is not Year 2000 compliant. All third-party suppliers of mission critical computer systems and applications have been contacted to verify whether their systems and applications will be Year 2000 compliant and their responses are being evaluated. Substantially all of those contacted have responded and approximately 76% have informed the Partnership that their systems and applications are or will be Year 2000 compliant. Those who have not responded have been contacted a second time. The Partnership estimates that this process will be completed by the first quarter of 1999. The same process is being performed for nonmission critical systems with estimated completion by the second quarter of 1999.

      The Partnership has remediated, replaced or retired most of its noncompliant mission critical systems and applications. The Partnership expects that the remediation phase for all mission critical systems will be complete by February 28, 1999 with the exception of one portfolio accounting system, which will be replaced by a Year 2000 compliant system by August 31, 1999. The same process will be performed for nonmission critical systems and is estimated to be completed by the second quarter of 1999.

      After each system has been remediated, it is tested with 19XX dates to determine if it still performs its intended business function correctly. Next, each system undergoes a simulation test using dates occurring after December 31, 1999. Inclusive of the replacement and retirement of some of its systems, the Partnership has completed these testing phases for approximately 88% of mission critical systems and approximately 75% of nonmission critical systems. Integrated systems tests will then be conducted to verify that the systems will continue to work together. Full integration testing of all mission critical and nonmission critical systems and testing of interfaces with third-party suppliers will begin in the first quarter of 1999 and will continue throughout 1999.

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

      The Partnership, with the assistance of a consulting firm, is developing formal Year 2000 specific contingency plans to address situations where mission critical and nonmission critical systems are not remediated as planned by the Partnership or third parties. These plans will be completed by June 30, 1999.

      The current cost estimate of the Year 2000 initiative ranges from approximately $40 million to $45 million. These costs consist principally of modification costs and costs to develop formal Year 2000 specific contingency plans. These costs, most of which will be expensed as incurred, will be funded out of cash flow from the Partnership's operations. Through

December 31, 1998, the Partnership had incurred approximately $22 million of costs related to the Year 2000 initiative. At this time, management of the Partnership believes that the costs associated with resolving the Year
2000 issue will not have a material adverse effect on the Partnership's results of operations, liquidity or capital resources.

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

      Readers are cautioned that forward-looking statements contained in "YEAR 2000" should be read in conjunction with the disclosure set forth under "Forward-Looking Statements". To the fullest extent permitted by law, the foregoing Year 2000 discussion is a "Year 2000 Readiness Disclosure" within the meaning of The Year 2000 Information and Readiness Disclosure Act, 15 U.S.C. Sec. 1 (1998).

COMPETITION

      The financial services industry is highly competitive and new entrants are continually attracted to it. No one or small number of competitors is dominant in the industry. The Partnership is subject to substantial competition in all aspects of its business. Pension fund, institutional and corporate assets are managed by investment management firms, broker-dealers, banks and insurance companies. Many of these financial institutions have substantially greater resources than the Partnership. The Partnership competes with other providers of institutional investment products and services primarily on the basis of the range of investment products offered, the investment performance of such products and the services provided to clients. Based on an annual survey conducted by PENSIONS & INVESTMENTS, as of December 31, 1997 the Partnership was ranked 12th out of 703 managers based on tax-exempt assets under management, 8th out of the 25 largest managers of international index assets, 7th out of the 25 largest managers of domestic equity index funds and 14th out of the 25 largest domestic bond index managers.

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

REGULATION

      The Partnership, Albion Alliance, ACFG and Alliance are investment advisers registered under the Investment Advisers Act. Each U.S. Fund is registered with the Securities and Exchange Commission ("SEC") under the Investment Company Act and the shares of most U.S. Funds are qualified for sale in all states in the United States and the District of Columbia, except for U.S. Funds offered only to residents of a particular state. AFS is registered with the SEC as a transfer agent and AFD is registered with the SEC as a broker-dealer. AFD is subject to minimum net capital requirements

($6.4 million at December 31, 1998) imposed by the SEC on registered broker-dealers and had aggregate regulatory net capital of $15.7 million at December 31, 1998.

      The relationships of Equitable and its insurance company subsidiary with the Partnership are subject to applicable provisions of the New York Insurance Law and regulations. Certain of the investment advisory agreements and ancillary administrative service agreements between Equitable and its insurance company subsidiary and the Partnership are subject to disapproval by the New York Superintendent of Insurance within a prescribed notice period. Under the New York Insurance Law and regulations, the terms of these agreements are to be fair and equitable, charges or fees for services performed are to be reasonable, and certain other standards must be met. Fees must be determined either with reference to fees charged to other clients for similar services or, in certain cases, which include the ancillary service agreements, based on cost reimbursement.

         The Partnership's assets under management and revenues derived from the general accounts of Equitable and its insurance company subsidiary are directly affected by the investment policies for the general accounts. Among the numerous factors influencing general account investment policies are regulatory factors, such as (i) laws and regulations that require diversification of the investment portfolios and limit the amount of investments in certain investment categories such as below investment grade fixed maturities, equity real estate and equity interests, (ii) statutory investment valuation reserves, and (iii) risk-based capital guidelines for life insurance companies approved by the National Association of Insurance Commissioners. These policies have recently resulted in the shifting of general account assets managed by the Partnership into categories with lower management fees.

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

EMPLOYEES

         As of December 31, 1998 the Partnership and its subsidiaries employed 2,075 employees, including 257 investment professionals, of whom 135 are portfolio managers, 107 are research analysts and 15 are order placement specialists. The average period of employment of these professionals with the Partnership is approximately 7 years and their average investment experience is approximately 13 years. The Partnership considers its employee relations to be good.

SERVICE MARKS

         The Partnership has registered a number of service marks with the U.S. Patent and Trademark Office, including an "A" design logo and the combination of such logo and the words "Alliance" and "Alliance Capital". Each of these service marks was registered in 1986.

ITEM 2.           PROPERTIES

         The Partnership's principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease which extends until 2016. The Partnership currently occupies approximately 399,000 square feet at this location. The Partnership also occupies approximately 110,900 square feet at 135 West 50th Street, New York, New York under leases expiring in 2016. The Partnership also occupies approximately 16,800 square feet at 709 Westchester Avenue, White Plains, New York under leases expiring in 2000 and 2004, respectively. The Partnership and its subsidiaries, AFD and AFS, occupy approximately 125,000 square feet of space in Secaucus, New Jersey pursuant to a lease which extends until 2016 and approximately 92,100 square feet of space in San Antonio, Texas pursuant to a lease which extends until 2009.

         The Partnership also leases space in San Francisco, California; Chicago, Illinois; Greenwich, Connecticut; Minneapolis, Minnesota; and Beechwood, Ohio, and its subsidiaries and affiliates lease space in London, England; Paris, France; Tokyo, Japan; Sydney, Australia; Toronto, Canada; Luxembourg; Singapore; Manama, Bahrain; Mumbai, New Delhi,

Bangalore and Pune, India; Johannesburg, South Africa; and Istanbul, Turkey. Joint venture subsidiaries and affiliates of the Partnership have offices in Vienna, Austria; Sao Paolo, Brazil; Hong Kong; Chennai, India; Seoul,
Korea; Warsaw, Poland; Moscow, Russia; and Cairo, Egypt.

ITEM 3.           LEGAL PROCEEDINGS

         On July 25, 1995, a Consolidated and Supplemental Class Action Complaint ("Original Complaint") was filed against the Alliance North American Government Income Trust, Inc. (the "Fund"), the Partnership and certain other defendants affiliated with the Partnership alleging violations of federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. On September 26, 1996, the United States District Court for the Southern District of New York granted the defendants' motion to dismiss all counts of the Original Complaint. On October 29, 1997, the United States Court of Appeals for the Second Circuit affirmed that decision.

         On October 29, 1996, plaintiffs filed a motion for leave to file an amended complaint. The principal allegations of the amended complaint are that (i) the Fund failed to hedge against currency risk despite representations that it would do so, (ii) the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities, and (iii) two advertisements used by the Fund misrepresented the risks of investing in the Fund. On October 15, 1998, the United States Court of Appeals for the Second Circuit issued an order granting plaintiffs' motion to file an amended complaint alleging that the Fund misrepresented its ability to hedge against currency risk and denying plaintiffs' motion to file an amended complaint alleging that the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities and that certain advertisements used by the Fund misrepresented the risks of investing in the Fund.

         The Partnership believes that the allegations in the amended complaint are without merit and intends to vigorously defend against this action. While the ultimate outcome of this matter cannot be determined at this time, management of the Partnership does not expect that it will have a material adverse effect on the Partnership's results of operations or financial condition.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to security holders during the fourth quarter of 1998.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR THE UNITS

         The Units are traded on the New York Stock Exchange ("NYSE"). The high and low sale prices on the NYSE during each quarter of the Partnership's two most recent fiscal years were as follows:

    1998                High        Low
    ----                ----        ----
    First Quarter       27 7/8      18 13/16
    Second Quarter      29          23 7/8
    Third Quarter       28          19 5/8
    Fourth Quarter      27 1/2      19 3/4
    1997                High        Low
    ----                ----        ----
    First Quarter       15 1/8      12
    Second Quarter      14 15/16    12
    Third Quarter       18 13/16    14 1/2
    Fourth Quarter      19 15/16    15 23/32


         On February 19, 1998, the Partnership declared a two for one Unit split payable to Unitholders of record on March 11, 1998. The high and low sale prices above have been adjusted to reflect the Unit split to the extent necessary.

         On March 1, 1999 the closing price of the Units on the NYSE was $25.50 per Unit. As of March 1,1999 there were approximately 1,722 Unitholders of record.

CASH DISTRIBUTIONS

         The Partnership distributes on a quarterly basis all of its Available Cash Flow (as defined in the Partnership Agreement). During its two most recent fiscal years the Partnership made the following distributions of Available Cash
Flow:


  Quarter During 1998 With
   Respect to Which a Cash
 Distribution Was Paid from          Amount of Cash
  Available Cash Flow for           Distribution Per
        that Quarter                      Unit                Payment Date
---------------------------         ----------------          -----------------
First Quarter                           $ 0.38                May 18, 1998
Second Quarter                            0.42                August 18, 1998
Third Quarter                             0.39                November 23, 1998
Fourth Quarter                            0.43                February 23, 1999
                                        ------
                                         $1.62
                                        ------
                                        ------
   Quarter During 1997 With
   Respect to Which a Cash
  Distribution Was Paid from         Amount of Cash
    Available Cash Flow for         Distribution Per
       that Quarter                        Unit               Payment Date
-----------------------------       ------------------        ------------
First Quarter                           $ 0.30                May 20, 1997
Second Quarter                            0.32                August 21, 1997
Third Quarter                             0.37                November 28, 1997
Fourth Quarter                            0.41                February 24, 1998
                                        ------
                                         $1.40
                                        ------
                                        ------

         On February 19, 1998 the Partnership declared a two for one Unit split payable to Unitholders of record on March 11, 1998. The cash distribution per Unit amounts above have been adjusted to reflect the Unit split to the extent necessary.

ITEM 6.           SELECTED FINANCIAL DATA

         The Selected Consolidated Financial Data which appears on page 43 of the Alliance Capital Management L.P. 1998 Annual Report to Unitholders is incorporated by reference in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 44 through 58 of the Alliance Capital Management L.P. 1998 Annual Report to Unitholders is incorporated by reference in this Annual Report on Form 10-K.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The quantitative and qualitative disclosures about market risk contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 56 and 57 of the Alliance Capital Management L.P. 1998 Annual Report to Unitholders are incorporated by reference in this Annual Report on Form 10-K.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of Alliance Capital Management L.P. and subsidiaries and the report thereon by KPMG LLP which appear on pages 59 through 80 of the Alliance Capital Management L.P. 1998 Annual Report to Unitholders are incorporated by reference in this Annual Report on Form 10-K.

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

         The General Partner does not receive any compensation from the Partnership for services rendered to the Partnership as General Partner. The General Partner holds a 1% general partnership interest in the Partnership. As of March 1, 1999 Equitable, ACMC and ECMC, affiliates of the General Partner, held 96,613,481 Units.

         The General Partner is reimbursed by the Partnership for all expenses incurred by it in carrying out its activities as General Partner, including compensation paid by the General Partner to its directors and officers (to the extent such persons are not compensated directly as employees of the Partnership) and the cost of directors and officers liability insurance obtained by the General Partner. The General Partner was not reimbursed for any such expenses in 1998 except for directors' fees and directors and officers liability insurance.

DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

         The directors and executive officers of the General Partner are as follows:

Name                            Age   Position
----                            ---   --------

Dave H. Williams..............   66   Chairman of the Board and Director
Luis Javier Bastida...........   53   Director
Donald H. Brydon..............   53   Director
Bruce W. Calvert..............   52   Director, Vice Chairman and Chief
                                        Executive Officer
John D. Carifa................   54   Director, President and Chief
                                        Operating Officer
Henri de Castries.............   44   Director
Kevin C. Dolan................   45   Director
Denis Duverne.................   46   Director
Alfred Harrison...............   61   Director and Vice Chairman
Herve Hatt....................   34   Director
Michael Hegarty...............   54   Director
Benjamin D. Holloway..........   74   Director
Edward D. Miller..............   58   Director
Peter D. Noris................   43   Director
Frank Savage..................   60   Director
Stanley B. Tulin..............   49   Director
Reba W. Williams..............   62   Director
Robert B. Zoellick............   45   Director
David R. Brewer, Jr...........   53   Senior Vice President and General Counsel
Robert H. Joseph, Jr..........   51   Senior Vice President and Chief
                                        Financial Officer

         Mr. Williams joined Alliance in 1977 and has been the Chairman of the Board since that time. He was elected a Director of Equitable on March 21, 1991 and was elected to the ECI Board of Directors in May of 1992. He is also a Senior Executive Vice President of AXA. AXA, ECI and Equitable are parents of the Partnership. Mr. Williams is the husband of Mrs. Reba W. Williams, a Director of Alliance.

         Mr. Bastida was elected a Director of Alliance in February 1995. He is Chief Financial Officer and a member of the Executive Committee of Banco Bilbao Vizcaya, S.A., ("BBV"). Mr. Bastida has been with BBV since 1976. Previous to that date he worked for General Electric. He is Chairman of Finanzia, the Specialized Finance subsidiary of BBV and of Canal International Holding; and a Director of Privanza, the Private Bank of the same group.

         Mr. Brydon was elected a Director of Alliance in May 1997. He is Chairman and Chief Executive Officer of AXA Investment Managers S.A. Mr. Brydon was formerly Barclays Group's Deputy Chief Executive of BZW, the investment banking division of Barclays Plc., and was a member of the Executive Committee of Barclays. Before joining BZW, Mr. Brydon was the Chief Executive and Chairman of Barclays de Zoete Wedd Investment
Management Ltd. (BZWIM) and had served in various executive capacities within the Barclays organization including Barclays Investment
Management Ltd. and Barclays Bank. Mr. Brydon serves as director of Allied Domecq Plc., Nycomed Amersham Plc., Edinburgh UK Index Trust Plc. and Edinburgh Inca Trust. He also serves as a member of the Executive Committee of the UK's Institutional Fund Managers Association. In addition, Mr. Brydon serves as Advisor of British Aerospace Pension Fund Investment Management Ltd. and as Regulatory Officer of IMRO. AXA Investment Managers S.A. is a subsidiary of AXA, a parent of the Partnership.

         Mr. Calvert joined Alliance in 1973 as an equity portfolio manager and was elected Chief Executive Officer on January 6, 1999. He served as Chief Investment Officer from May 3, 1993 until January 6, 1999. He was elected Vice Chairman on May 3, 1993. From 1986 to 1993 he was an Executive Vice President and from 1981 to 1986 he was a Senior Vice President. He was elected a Director of Alliance in 1992.

         Mr. Carifa joined Alliance in 1971 and was elected President and Chief Operating Officer on May 3, 1993. He was the Chief Financial Officer from 1973 until 1994. He was an Executive Vice President from 1986 to 1993 and he was a Senior Vice President from 1980 to 1986. He was elected a Director of Alliance in 1992.

         Mr. de Castries  was elected a Director of Alliance in October
1993. He has been Senior Executive Vice President Financial Services and Life Insurance Activities of AXA in the United States, Germany, the United Kingdom and Benelux since 1996. Prior thereto, he was Executive Vice President Financial Services and Life Insurance Activities of AXA from 1993 to 1996, General Secretary of AXA from 1991 to 1993 and Central Director of Finances of AXA from 1989 to 1991. Mr. de Castries is also a Director or Officer of various subsidiaries and affiliates of the AXA Group and a Director of ECI, Equitable and Donaldson Lufkin & Jenrette,
Inc. ("DLJ"). Mr. de Castries was elected Vice Chairman of ECI on February 14, 1996 and was elected Chairman of ECI, effective April 1, 1998. AXA, ECI and Equitable are parents of the Partnership. DLJ is a subsidiary of ECI.

         Mr. Dolan was elected a Director of Alliance in May 1995. He is Chief Executive Officer of AXA Investment Managers Paris, a subsidiary of AXA. Mr. Dolan has been with AXA since 1993. From 1983 to 1993 Mr. Dolan was Deputy General Manager of BFCE. AXA is a parent of the Partnership.

         Mr. Duverne was elected a Director of Alliance in February 1996. He has been Senior Vice President -International Life of AXA since 1995. Prior to that Mr. Duverne was a member of the Executive Committee in charge of Operations of Banque Colbert from 1992 to 1995. Mr. Duverne was Secretary General of Compagnie Financiere IBI from 1991 to 1992.
Mr. Duverne worked for the French Ministry of Finance serving as Deputy Assistant Secretary for Tax Policy from 1988 to 1991 and director of the Corporate Taxes Department from 1986 to 1988. He is also a Director of various subsidiaries of the AXA Group. Mr. Duverne is also a Director of DLJ and Equitable. AXA and Equitable are parents of the Partnership. DLJ and Equitable are subsidiaries of ECI.

         Mr. Harrison joined Alliance in 1978 and was elected Vice Chairman on May 3, 1993. Mr. Harrison is in charge of the Partnership's Minneapolis office and is a senior portfolio manager. He was an Executive Vice President from 1986 to 1993 and a Senior Vice President from 1978 to 1986. He was elected a Director of Alliance in 1992.

         Mr. Hatt was elected a Director of Alliance in May 1998. He has been Senior Vice President of AXA since March 1998. From 1992 to 1998 he was a senior engagement manager with McKinsey & Company, the management consultants, in London and in Paris.

         Mr. Hegarty was elected a Director of Alliance in May 1998. He has been Director and Vice Chairman of ECI since April 1998 and Chief Operating Officer since February 1998. He was Senior Executive Vice President of ECI from January 1998 to April 1998. From 1996 to 1997 he was Vice Chairman of Chase Manhattan Corporation. He has also been a Director and President of Equitable since January 1998 and Chief Operating Officer since February 1998. Prior thereto, he was Vice Chairman (1995-1996) and Senior Executive Vice President (1991-1995) of Chemical Bank, which merged with Chase in 1996. Mr. Hegarty is also a director of DLJ. ECI and Equitable are parents of the Partnership. DLJ is a subsidiary of ECI.

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

         Mr. Miller was elected a Director of Alliance in July 1997. He has been a Director, President and Chief Executive Officer of ECI since August 1997. He was President of Equitable from August 1997 to January 1998 and has been Chairman of Equitable since January 1998 and Chief Executive Officer and a Director of Equitable since August 1997. He is also a Senior Executive Vice President of AXA. From 1996 to 1997, he was Senior Vice Chairman of Chase Manhattan Corporation. Prior thereto, he was President of Chemical Bank (which merged with Chase in 1996) from 1994 to 1996 and Vice Chairman from 1991 to 1994. He is also a Director of DLJ, AXA Canada and KeySpan Energy Corporation, formed as a result of the merger of Long Island Lighting Company and Brooklyn Union Gas
Co. AXA, ECI and Equitable are parents of the Partnership. DLJ is a subsidiary of ECI.

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

         Mr. Savage was elected a Director of Alliance in May 1993. He has been Chairman of Alliance Capital Management International, a division of the Partnership, since May 1994. Mr. Savage is a Director of ACFG, a subsidiary of the Partnership, and was Chairman of ACFG from July 1993 to August 1996. Prior to this, he was with ECMC, serving as Vice Chairman from June 1986 to April 1992, and Chairman from April 1992 to July 1993. In addition, Mr. Savage is a Director of Lockheed Martin Corporation, Lyondell Chemical Company and Qualcomm Inc.

         Mr. Tulin was elected a Director of Alliance in July 1997. He is an Executive Vice President and Chief Financial Officer of ECI and Director, Vice Chairman and Chief Financial Officer of Equitable. Mr. Tulin was elected a Director of DLJ in June 1997. Mr. Tulin was formerly Coopers & Lybrand's Co-Chairman of the Insurance Industry Practice. Before joining Coopers & Lybrand, Mr. Tulin was with Milliman and Robertson and from 1983 to 1988, he served as the consulting actuary to the Rehabilitators of the Baldwin United Corporation Life Company subsidiaries in rehabilitation. Mr. Tulin is a fellow of the Society of Actuaries, a member and Treasurer of the American Academy of Actuaries and a frequent speaker at actuarial and insurance industry conferences. He is a member of the Board of Directors for the Jewish Theological Seminary. ECI and Equitable are parents of the Partnership, and DLJ is a subsidiary of ECI.

         Mrs.  Williams  was elected a Director  of Alliance in October
1993. She is currently the Director of Special Projects of the Partnership. She serves on the Boards of Directors of the India Liberalisation Fund, The Spain Fund, The Austria Fund, The Southern Africa Fund and The Turkish Growth Fund. Mrs. Williams, who has worked at McKinsey and Company, Inc. and as a securities analyst at Mitchell, Hutchins, Inc., has a Masters in Business Administration and a Ph.D. in Art History. Mrs. Williams is the wife of Mr. Dave H. Williams, Chairman of the Board and a Director of Alliance.

         Mr. Zoellick was elected a Director of Alliance in February 1997. He is currently the President and CEO of the Center for Strategic and International Studies, an independent non-profit public policy institute with a staff of 180 and a $17 million budget. He served as the John M. Olin Professor in National Security Affairs at the U.S. Naval Academy for 1997 and 1998. From 1993 through 1997, Mr. Zoellick was an Executive Vice President at Fannie Mae, the largest investor in home mortgages in the U.S. Before joining Fannie Mae, he was Deputy Chief of Staff of the White House and Assistant to the President from 1992 to 1993. From 1989 to 1992, Mr. Zoellick was the Counselor of the State Department and later also Under Secretary of State for Economics. He served as the President's personal representative for the 1991 and 1992 G-7 Economic Summits. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of posts, including Counselor to Secretary James A. Baker III. He serves on the boards of Jones Intercable and Said Holdings and the Advisory Council of Enron Corp. Mr. Zoellick also serves on the boards of several non-profit entities including the Council on Foreign Relations, the German Marshall Fund, the Eurasia Foundation, the European Institute, the American Council on Germany, the National Bureau of Asian Research and the Overseas Development Council.

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

         The General Partner has an Audit Committee composed of its independent directors Mr. Holloway and Mr. Zoellick. The Audit Committee reports to the Board of Directors with respect to the selection and terms of engagement of the Partnership's independent auditors and with respect to the Year 2000 initiative and certain other matters. The Audit Committee also reviews various matters relating to the Partnership's accounting and auditing policies and procedures. The Audit Committee held 4 meetings in 1998.

         The General Partner has a Board Compensation Committee composed of Messrs. Williams, Holloway and Miller. The Board Compensation Committee is responsible for compensation and compensation related matters, including, but not limited to, responsibility and authority for determining bonuses, contributions and awards under most employee incentive plans or arrangements, amending or terminating such plans or arrangements or any welfare benefit plan or arrangement or adopting any new incentive, fringe benefit or welfare benefit plan or arrangement. The Option Committee, consisting of Mr. Holloway and Mr. Zoellick, is responsible for granting options under the Partnership's Unit Option Plan and 1993 Unit Option Plan. The 1997 Option Committee, consisting of Messrs. Williams, Holloway, Miller and Zoellick, is responsible for granting options under the Partnership's 1997 Long Term Incentive Plan. The Unit Option and Unit Bonus Committee, consisting of Messrs. Holloway and Miller, is responsible for granting awards under the Partnership's Unit Bonus Plan. The Board Compensation Committee, Option Committee, Unit Option and Unit Bonus Committee and 1997 Option Committee consult with a Management Compensation Committee consisting of Messrs. Williams, Calvert, Carifa and Harrison with respect to matters within their authority. The Century Club Plan Committee, consisting of Messrs. Carifa and Michael J. Laughlin, Executive Vice President of the General Partner and Chairman of the Board of AFD, is responsible for granting awards under the Partnership's Century Club Plan.

         The General Partner pays directors who are not employees of the Partnership, Equitable or any affiliate of Equitable an annual retainer of $18,000 plus $1,000 per meeting attended of the Board of Directors and $500 per meeting of a committee of the Board of Directors not held in conjunction with a Board of Directors meeting. The Partnership reimburses Messrs. Bastida, Brydon, de Castries, Dolan, Duverne, Hatt, Holloway and Zoellick for certain expenses incurred in attending Board of Directors' meetings. Other directors are not entitled to any additional compensation from the General Partner for their services as directors. The Board of Directors meets quarterly.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the General Partner's directors and executive officers, and persons who own more than 10% of the Units, to file with the SEC and NYSE initial reports of ownership and reports of changes in ownership of Units. To the best of the Partnership's knowledge, during the year ended December 31, 1998 all Section 16(a) filing requirements applicable to its executive officers, directors and 10% beneficial owners were complied with.

ITEM 11.          EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth all plan and non-plan compensation awarded to, earned by or paid to the Chairman of the Board and each of the four most highly compensated executive officers of the General Partner at the end of 1998 ("Named Executive Officers"):

                                                                                Long Term Compensation
                                                                             -----------------------------
                                                Annual Compensation                Awards         Payouts
                                  ----------------------------------------- -------------------- --------- ----------
(a)                                (b)      (c)          (d)         (e)        (f)       (g)       (h)        (i)
                                                                  Other
                                                                  Annual   Restricted                     All other
                                                                  Compen-    Stock                LTIP     Compen-
                                                                  sation    Award(s)    Options/  Payouts   sation
Name and Principal Position       Year   Salary ($)    Bonus ($)  ($) (1)     ($)       (#Units)  ($ )(1)   ($) (2)
---------------------------       ----   ----------    ---------  -------   ----------  --------  -------  ---------
Dave H. Williams                  1998   $  274,976   $4,500,000  $-------- $        0  $      0  $      0  $ 482,531
Chairman of the Board             1997      274,976    3,000,000  ---------          0         0         0    835,027
                                  1996      263,443    4,000,000  ---------          0         0         0    267,568

John D. Carifa                    1998      250,000    5,000,000  ---------          0   500,000         0  1,209,640
President & Chief Operating       1997      250,000    4,000,000  ---------          0         0         0    686,979
Officer                           1996      238,461    3,000,000     54,752          0         0         0    426,398

Bruce W. Calvert                  1998      250,000    4,500,000    264,273          0   500,000         0  1,208,311
Vice Chairman &                   1997      250,000    4,000,000  ---------          0         0         0    687,532
Chief Executive Officer           1996      238,461    3,000,000  ---------          0         0         0    425,101

Robert H. Joseph, Jr.             1998      163,846      591,500    257,798          0    20,000         0    187,737
Senior Vice President &           1997      160,000      494,000  ---------          0    20,000         0    110,335
Chief Financial Officer           1996      157,692      385,000  ---------          0    20,000         0     61,434

David R. Brewer, Jr.              1998      163,846      595,000    199,448          0    20,000         0    187,737
Senior Vice President             1997      157,692      495,500    104,646          0    20,000         0    110,037
& General Counsel                 1996      146,538      395,750  ---------          0    20,000         0     62,108

      (1) Perquisites and personal benefits are not included in column (e) if the aggregate amount did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported in columns (c) and (d).

          Column (e) for 1996 includes for Mr. Carifa, among other perquisites and personal benefits, $26,775 representing interest rate subsidies equal to 3% per annum of the outstanding balances of personal loans obtained by Mr. Carifa from commercial banks, the proceeds of which were used to pay withholding tax liabilities related to the vesting of Units acquired in 1988 and $7,500, for personal tax services.

          Column (e) for 1998 includes for Mr. Calvert, among other perquisites and personal benefits, $247,323 for costs, including housing, cost-of-living adjustment, tax equalization and car allowance, for a temporary assignment in London and $16,950 for personal tax services.

          Column (e) for 1998 includes for Mr. Joseph among other perquisites and personal benefits, $240,000 representing the dollar value of the difference between the exercise price and fair market value of Units acquired as a result of the exercise of options granted under the Partnership's Unit Option Plan, and $9,000 for personal tax services.

      (2) Column (e) for 1998 and 1997 includes for Mr. Brewer, among other perquisites and personal benefits, $187,000 and $98,000, respectively, representing the dollar value of the difference between the exercise price and the fair market value of Units acquired as a result of the exercise of options granted under the Partnership's Unit Option Plan and, for 1998, $5,700 for personal tax services.

      (2) Column (i) includes award amounts vested and earnings credited in 1996, 1997 and 1998 in respect of the Alliance Partners Compensation Plan. Column (i) does not include any amounts in respect of awards made in 1998 in respect of the Alliance Partners Compensation Plan since none of these awards have vested and no earnings have been credited in respect of these awards.

          Column (i) includes the following amounts for 1998:


                                                                Vesting of Awards
                            Earnings      Vesting of Awards    and Accrued Earnings    Profit
                            Accrued       and Accrued Earnings   Under Alliance        Sharing     Term Life
                           On Partners      Under Capital           Partners            Plan       Insurance
                          Plan Balances    Accumulation Plan    Compensation Plan    Contribution   Premiums        Total
                          -------------  --------------------  -------------------   ------------  -----------      -----
   Dave H. Williams          $ 14,258             $  81,694            $   342,316      $ 23,000     $ 21,263     $   482,531
   John D. Carifa               5,575                94,224              1,079,929        23,000        6,912       1,209,640
   Bruce W. Calvert             4,918                98,306              1,079,929        23,000        2,158       1,208,311
   Robert H. Joseph, Jr.            0                     0                160,306        23,000        4,431         187,737
   David R. Brewer, Jr.             0                     0                160,306        23,000        4,431         187,737

OPTION GRANTS IN 1998

         The table below shows information regarding grants of options made to the Named Executive Officers under the Partnership's Unit Option Plan, 1993 Unit Option Plan and 1997 Long Term Incentive Plan ("Partnership Option Plans") during 1998. The amounts shown for each of the Named Executive Officers as potential realizable values are based on assumed annualized rates of appreciation of five percent and ten percent over the full ten-year term of the options, which would result in Unit prices of approximately $43.61 and $69.28, respectively. The amounts shown as potential realizable values for all Unitholders represent the corresponding increases in the market value of 170,365,963 outstanding Units held by all Unitholders as of December 31, 1998, which would total approximately $2.9 billion and $7.3 billion, respectively. No gain to the optionees is possible without an increase in Unit price which will benefit all Unitholders proportionately. These potential realizable values are based solely on assumed rates of appreciation required by applicable SEC regulations. Actual gains, if any, on option exercises and Unitholdings are dependent on the future performance of the Partnership's Units. There can be no assurance that the potential realizable values shown in this table will be achieved.

                                               Option Grants In 1998

                                                                                            Potential Realizable Value at
                                                                                                       Assumed
                                                                                             Annual Rates of Unit Price
                                              Individual Grants (1)                         Appreciation for Option Term
                          ---------------------------------------------------------------------------------------------------
                                                % of total
                               Number of         Options
                              Securities        Granted to
                              Underlying       Employees in     Exercise
                            Options Granted     Fiscal Year       Price      Expiration         5%                10%
Name                              (#)               (2)         ($/Unit)        Date            ($)               ($)
-----------------------------------------------------------------------------------------------------------------------------
Dave H. Williams                      0              N/A              N/A          N/A              N/A                N/A
John D. Carifa                  500,000              18.0%        26.3125     12/10/08        8,274,000         20,968,000
Bruce W. Calvert                500,000              18.0%        26.3125     12/10/08        8,274,000         20,968,000
Robert H. Joseph, Jr.            20,000               0.7%        26.3125     12/10/08          331,000            839,000
David R. Brewer, Jr.             20,000               0.7%        26.3125     12/10/08          331,000            839,000

(1) Options on Units are awarded at the fair market value of Units at the date of award and become exercisable in 20% increments commencing one year from such date if the optionee has not died or terminated employment. Such options lapse at the earliest of ten years after award, three months after the optionee's normal termination of employment or disability, six months after the optionee's death, or at the time of the optionee's termination of employment otherwise than normally.
(2)  Options in respect of 2,777,000 Units were granted in 1998.

AGGREGATED OPTION EXERCISES IN 1998 AND 1998 YEAR-END OPTION VALUES

         The following table summarizes for each of the Named Executive Officers the number of options exercised during 1998, the aggregate dollar value realized upon exercise, the total number of Units subject to unexercised options held at December 31, 1998, and the aggregate dollar value of in-the-money, unexercised options held at December 31, 1998. Value realized upon exercise is the difference between the fair market value of the underlying Units on the exercise date and the exercise price of the option. Value of unexercised, in-the-money options at fiscal year-end is the difference between its exercise price and the fair market value of the underlying Units on December 31, 1998, which was $25.75 per Unit. These values, have not been, and may never be, realized. The underlying options have not been, and may never be, exercised; and actual gains, if any, on exercise will depend on the value of the Partnership's Units on the date of exercise. There can be no assurance that these values will be realized.

                       Aggregated Option Exercises In 1998
                       And December 31, 1998 Option Values

                                                                 Number of Units                 Value of Unexercised
                                                               Underlying Unexpired              In-the-Money Options
                             Options         Value         Options at December 31, 1998        at December 31, 1998 ($) (1)
                            Exercised      Realized      ----------------------------------- ------------------------------------
Name                        (# Units)         ($)          Exercisable      Unexercisable       Exercisable      Unexercisable
-------------------------  -----------  ---------------  ----------------  ----------------  -----------------  -----------------
Dave H. Williams                   0            N/A                     0                 0                0                 0
John D. Carifa                     0            N/A               530,000           720,000        8,457,500         3,530,000
Bruce W. Calvert                   0            N/A               500,000           700,000        7,975,625         3,208,750
Robert H. Joseph, Jr.         10,880        240,000               119,120            80,000        1,943,495           775,250
David R. Brewer, Jr.           9,192        187,000               158,808            68,000        2,914,919           583,500
-------------------------  -----------  ---------------  ----------------  ----------------  -----------------  -----------------

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

CERTAIN EMPLOYEE BENEFIT PLANS

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

                                                 Estimated Annual Benefits
                    -------------------------------------------------------------------------------------
   Average Final                               Years of Service at Retirement
   Compensation
                    -------------------------------------------------------------------------------------
                            15          20           25          30          35           40          45
      $100,000         $19,277     $25,702      $32,128     $38,553     $44,979      $49,979     $54,979
       150,000          30,527      40,702       50,878      61,053      71,229       78,729      86,229
       200,000          41,777      55,702       69,628      83,553      97,479      100,000     100,000
       250,000          53,027      70,702       88,378     100,000     100,000      100,000     100,000
       300,000          64,277      85,702      100,000     100,000     100,000      100,000     100,000

         Assuming they are employed by the Partnership until age 65, the credited years of service under the plan for Messrs. Williams, Carifa, Calvert, Joseph and Brewer would be 20, 40, 38, 28 and 22, respectively. Compensation on which plan benefits are based includes only base compensation and not bonuses, incentive compensation, profit-sharing plan contributions or deferred compensation. The compensation for calculation of plan benefits for each of these five individuals for 1998 is $160,000, $160,000, $160,000, $160,000 and
$160,000, respectively.

         DLJ EXECUTIVE SUPPLEMENTAL RETIREMENT PROGRAM. In 1983 DLJ adopted an Executive Supplemental Retirement Program under which certain employees of the Partnership deferred a portion of their 1983 compensation in return for which DLJ agreed to pay each of them a specified annual retirement benefit for 15 years beginning at age 65. Benefits are based upon the participant's age and the amount deferred and are calculated to yield an approximate 12.5% annual compound return. In the event of the participant's disability or death, an equal or lesser amount is to be paid to the participant or his beneficiary. After age 55, participants the sum of whose age and years of service equals 80 may elect to have their benefits begin in an actuarially reduced amount before age 65. DLJ has funded its obligation under the Program through the purchase of life insurance policies.

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

                                         Amount and Nature of
                                              Beneficial
Name and Address of                     Ownership Reported on          Percent
Beneficial Owner                               Schedule                of Class
-------------------                     ----------------------         --------
AXA (1)(2)(3)(4)                              96,647,111                56.7%
9 place Vendome
75001 Paris
France

ECI (4)                                       96,647,111                56.7%
1290 Avenue of the Americas
New York, NY 10019

     (1) Based on information provided by ECI, at March 1, 1999, AXA and certain of its subsidiaries beneficially owned approximately 58.4% of ECI's outstanding common stock. For insurance regulatory purposes the shares of capital stock of ECI beneficially owned by AXA and its subsidiaries have been deposited into a voting trust ("Voting Trust") which has an initial term of 10 years commencing May 12, 1992. The trustees of the Voting Trust (the "Voting Trustees") are Claude Bebear, Patrice Garnier and Henri de Clermont-Tonnerre, each of whom serves on either the Executive Board (in the case of Mr. Bebear) or Supervisory Board (in the case of Messrs. Garnier and de Clermont-Tonnerre) of AXA. The Voting Trustees have agreed to exercise their voting rights to protect the legitimate economic interests of AXA, but with a view to ensuring that certain minority shareholders of AXA do not exercise control over ECI or certain of its insurance subsidiaries.

     (2) Based on information provided by AXA, on March 1, 1999, approximately 20.7% of the issued ordinary shares (representing 32.7% of the voting power) of AXA were owned directly and indirectly by Finaxa, a French holding company. As of March 1, 1999, 61.7% of the shares (representing 72.3% of the voting power) of Finaxa were owned by four French mutual insurance companies (the "Mutuelles AXA") (one of which, AXA Assurances I.A.R.D. Mutuelle, owned 35.4% of the shares, representing 41.5% of the voting power), and 22.7% of the shares of Finaxa (representing 13.7% of the voting power) were owned by Paribas, a French bank. Including the ordinary shares owned by Finaxa, on March 1, 1999, the Mutuelles AXA directly or indirectly owned approximately 23.9% of the issued ordinary shares (representing 37.6% of the voting power) of AXA.

     (3) The Voting Trustees may be deemed to be beneficial owners of all Units beneficially owned by AXA and its subsidiaries. In addition, the Mutuelles AXA, as a group, and Finaxa may be deemed to be beneficial owners of all Units beneficially owned by AXA and its subsidiaries. By virtue of the provisions of the Voting Trust Agreement, AXA may be deemed to have shared voting power with respect to the Units. AXA and its subsidiaries have the power to dispose or direct the disposition of all shares of the capital stock of ECI deposited in the Voting Trust. The Mutuelles AXA, as a group, and Finaxa may be deemed to share the power to vote or to direct the vote and to dispose or to direct the disposition of all the Units beneficially owned by AXA and its subsidiaries. The address of each of AXA and the Voting Trustees is 9 Place Vendome, 75001 Paris, France. The address of Finaxa is 23 avenue Matignon, 75008 Paris, France. The addresses of the Mutuelles AXA are as follows: The address of each of AXA Assurances Vie Mutuelle and AXA Assurances I.A.R.D. Mutuelle is 21 rue de Chateaudun, 75009 Paris, France; the address of AXA Conseil Vie Assurance Mutuelle is Tour Franklin, 100/101 Terrasse Boieldieu, Cedex 11, 92042 Paris La Defense, France; and the address of AXA Courtage Assurance Mutuelle is 26 rue Louis le Grand, 75002 Paris, France. The address of Paribas is 3 rue d'Antin, Paris, France.

     (4) By reason of their relationship, AXA, the Voting Trustees, the Mutuelles AXA, Finaxa, ECI, Equitable, Equitable Holdings, L.L.C., EIC, ACMC and ECMC may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of the 96,613,481 Units.

MANAGEMENT

         The following table sets forth, as of March 1, 1999, the beneficial ownership of Units by each director and each Named Executive Officer of the General Partner and by all directors and executive officers of the General Partner as a group:


         Name of                                      Number of Units and Nature of      Percent of
         Beneficial Owner                                      Beneficial Ownership         Class
         ----------------                             ----------------------------       -----------
         Dave H. Williams (1)(2)                                          1,868,912         1.1%
         Luis Javier Bastida                                                      0           *
         Donald H. Brydon (1)                                                     0           *
         Bruce W. Calvert (1) (3)                                         1,550,000           *
         John D. Carifa(1) (4)                                            2,205,136         1.3%
         Henri de Castries (1)                                                    0           *
         Kevin C. Dolan (1)                                                       0           *
         Denis Duverne (1)                                                        0           *
         Alfred Harrison (1)                                                730,820           *
         Herve Hatt (1)                                                           0           *
         Michael Hegarty (1)                                                      0           *
         Benjamin D. Holloway                                                11,600           *
         Edward D. Miller (1)                                                     0           *
         Peter D. Noris (1)                                                   2,000           *
         Frank Savage (1)                                                   101,000           *
         Stanley B. Tulin (1)                                                     0           *
         Reba W. Williams (1)(5)                                          1,868,912           *
         Robert B. Zoellick                                                     600           *
         David R. Brewer, Jr. (1)(6)                                        253,808           *
         Robert H. Joseph, Jr. (1) (7)                                      147,120           *
         All Directors and executive officers
         of the General Partner as a Group (20 persons)(8)                6,870,996         4.0%

         * Number of Units listed represents less than 1% of the Units outstanding.

         (1) Excludes Units beneficially owned by AXA, ECI and/or Equitable. Messrs. Williams, Brydon, de Castries, Dolan, Duverne, Hatt, Hegarty, Miller, Noris and Tulin are directors and/or officers of AXA, ECI and/or Equitable. Messrs. Williams, Calvert, Carifa, Harrison, Savage, Brewer, Joseph and Mrs. Reba W. Williams are directors and/or officers of ACMC.
         (2)  Includes 160,000 Units owned by Mrs. Reba W. Williams.
         (3) Includes 550,000 Units which may be acquired within 60 days under Partnership Option Plans.
         (4) Includes 590,000 Units which may be acquired within 60 days under Partnership Option Plans.
         (5)  Includes 1,708,912 Units owned by Mr. Dave H. Williams.
         (6) Includes 162,808 Units which may be acquired within 60 days under Partnership Option Plans.
         (7) Includes 127,120 Units which may be acquired within 60 days under Partnership Option Plans.
         (8) Includes 1,429,928 Units which may be acquired within 60 days under Partnership Option Plans.

         The following tables set forth, as of March 1, 1999, the beneficial ownership of the common stock of ECI, AXA and Finaxa by each director and each Named Executive Officer of the General Partner and by all directors and executive officers of the General Partner as a group:

                                 ECI Common Stock
                                 ----------------
Name of                             Number of Shares and Nature of  Percent of
Beneficial Owner                         Beneficial Ownership         Class
----------------                    ------------------------------  ----------
Dave H. Williams (1)(2)                         100,000                  *
Luis Javier Bastida                                   0                  *
Donald H. Brydon (2)                                  0                  *
Bruce W. Calvert (3)                             50,000                  *
John D. Carifa (4)                               50,000                  *
Henri de Castries (2)(5)                         13,333                  *
Kevin C. Dolan (2)                                    0                  *
Denis Duverne (2)(6)                             10,333                  *
Alfred Harrison                                       0                  *
Herve Hatt (2)                                        0                  *
Michael Hegarty (2)(7)                           48,228                  *
Benjamin D. Holloway                                108                  *
Edward D. Miller  (2)(8)                        142,745                  *
Peter D. Noris (9)                               70,825                  *
Frank Savage                                        136                  *
Stanley B. Tulin (10)                            87,437                  *
Reba W. Williams (1)                            100,000                  *
Robert B. Zoellick                                    0                  *
David R. Brewer, Jr.                                  0                  *
Robert H. Joseph, Jr.                                 0                  *
All Directors and executive
officers of the General
Partner as a Group (20 Persons) (11)            573,145                  *

           * Number of shares listed represents less than one percent (1%) of the number of shares of Common Stock outstanding.
           (1) Represents 100,000 shares subject to options held by Mr. Williams, which options Mr. Williams has the right to exercise within 60 days.
           (2) Excludes shares beneficially owned by AXA. Messrs. Williams, Brydon, de Castries, Dolan, Duverne, Hatt, and Miller are officers of AXA.
           (3) Represents 50,000 shares subject to options held by Mr. Calvert, which options Mr. Calvert has the right to exercise within 60 days.
           (4) Represents 50,000 shares subject to options held by Mr. Carifa, which options Mr. Carifa has the right to exercise within 60 days.
           (5) Represents 13,333 shares subject to options held by Mr. de Castries, which options Mr. de Castries has the right to exercise within 60 days.
           (6) Includes 8,333 shares subject to options held by Mr. Duverne, which options Mr. Duverne has the right to exercise within 60 days.
           (7)  Includes 48,039 shares subject to options held by Mr.
                Hegarty, which options Mr. Hegarty has the right to exercise within 60 days.
           (8) Represents 142,745 shares subject to options held by Mr. Miller, which options Mr. Miller has the right to exercise within 60 days.
           (9)  Represents 70,825 shares subject to options held by Mr.
                Noris, which options Mr. Noris has the right to exercise within 60 days.
           (10) Includes 82,819 shares subject to options held by Mr. Tulin, which options Mr. Tulin has the right to exercise within 60 days and 4,000 shares owned jointly by Mr. Tulin and his spouse, Riki P. Tulin.
           (11) Includes 566,094 shares subject to options, which options my be exercised within 60 days.

                                     AXA Common Stock
                                     ----------------

Name of                             Number of Shares and Nature of  Percent of
Beneficial Owner                         Beneficial Ownership         Class
----------------                    ------------------------------  ----------
Dave H. Williams (1)                               5,000                *
Luis Javier Bastida                                    0                *
Donald H. Brydon                                       0                *
Bruce W. Calvert (2)                               1,250                *
John D. Carifa (3)                                 1,750                *
Henri de Castries (4)                             70,188                *
Kevin C. Dolan (5)                                19,201                *
Denis Duverne (6)                                 11,042                *
Alfred Harrison                                        0                *
Herve Hatt                                             0                *
Michael Hegarty                                        0                *
Benjamin D. Holloway                                   0                *
Edward D. Miller                                       0                *
Peter D. Noris (7)                                 1,250                *
Frank Savage                                           0                *
Stanley B. Tulin (8)                               3,500                *
Reba W. Williams (1)                               5,000                *
Robert B. Zoellick                                     0                *
David R. Brewer, Jr.                                   0                *
Robert H. Joseph, Jr.                                  0                *
All Directors and executive officers
of the General Partner as a Group
(20 persons) (9)                                 113,181                *

           * Number of shares listed represents less than one percent (1%) of the outstanding AXA common stock. Holdings of AXA American Depositary Shares are expressed as their equivalent in AXA common stock. Each AXA American Depositary Share is equivalent to one-half of a share of AXA Common Stock.
           (1) Represents 5,000 shares subject to options held by Mr. Williams, which options Mr. Williams has the right to exercise within 60 days.
           (2) Represents 1,250 shares subject to options held by Mr. Calvert, which options Mr. Calvert has the right to exercise within 60 days.
           (3) Includes 1,250 shares subject to options held by Mr. Carifa, which options Mr. Carifa has the right to exercise within 60 days.
           (4) Includes 69,188 shares subject to options held by Mr. de Castries, which options Mr. de Castries has the right to exercise within 60 days.
           (5) Represents 19,201 shares subject to options held by Mr. Dolan, which options Mr. Dolan has the right to exercise within 60 days.
           (6) Includes 1,000 shares held jointly with Mr. Duverne's wife, 42 shares owned by Mr. Duverne's children and 10,000 shares subject to options held by Mr. Duverne, which options Mr. Duverne has the right to exercise within 60 days.
           (7) Represents 1,250 shares subject to options held by Mr. Noris, which options Mr. Noris has the right to exercise within 60 days.
           (8) Includes 2,500 shares subject to options held by Mr. Tulin, which options Mr. Tulin has the right to exercise within 60 days.
           (9) Includes 109,639 total options shares subject to options, which options may be exercised within 60 days.

                                Finaxa Common Stock
                                -------------------

Name of                             Number of Shares and Nature of  Percent of
Beneficial Owner                         Beneficial Ownership         Class
----------------                    ------------------------------  ----------
Dave H. Williams                                          0             *
Luis Javier Bastida                                       0             *
Donald H. Brydon                                          0             *
Bruce W. Calvert                                          0             *
John D. Carifa                                            0             *
Henri de Castries (1)                               115,000             *
Kevin C. Dolan                                            0             *
Denis Duverne                                             0             *
Alfred Harrison                                           0             *
Herve Hatt                                                0             *
Michael Hegarty                                           0             *
Benjamin D. Holloway                                      0             *
Edward D. Miller                                          0             *
Peter D. Noris                                            0             *
Frank Savage                                              0             *
Stanley B. Tulin                                          0             *
Reba W. Williams                                          0             *
Robert B. Zoellick                                        0             *
David R. Brewer, Jr.                                      0             *
Robert H. Joseph, Jr.                                     0             *
All Directors and executive officers
of the General Partner
as a Group (20 persons) (2)                         115,000             *

             * Number of shares listed represents less than one percent (1%) of the outstanding Finaxa common stock.

             (1) Represents 115,000 shares subject to options held by Mr. de
                 Castries, which options Mr. de Castries has the right to exercise within 60 days.

             (2) Represents 115,000 shares subject to options, which options may be exercised within 60 days.

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

         The Partnership Agreement expressly permits all affiliates of the General Partner (including Equitable and its other subsidiaries) to compete, directly or indirectly, with the Partnership, to engage in any business or other activity and to exploit any opportunity, including those that may be available to the Partnership. AXA, ECI, Equitable and certain of their subsidiaries currently compete with the Partnership. See "Item 13." Certain Relationships and Related Transactions-Competition." The Partnership Agreement further provides that, except to the extent that a decision or action by the General Partner is taken with the specific intent of providing a benefit to an affiliate of the General Partner to the detriment of the Partnership, there is no liability or obligation with respect to, and no challenge of, decisions or actions of the General Partner that would otherwise be subject to claims or other challenges as improperly benefiting affiliates of the General Partner to the detriment of the Partnership or otherwise involving any conflict of interest or breach of a duty of loyalty or similar fiduciary obligation.

         The fiduciary obligations of general partners is a developing area of the law and it is not clear to what extent the foregoing provisions of the Partnership Agreement are enforceable under Delaware or federal law.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPETITION

         AXA, ECI, Equitable and certain of their direct and indirect subsidiaries provide financial services, some of which are competitive with those offered by the Partnership. The Partnership Agreement specifically allows Equitable and its subsidiaries (other than the General Partner) to compete with the Partnership and to exploit opportunities that may be available to the Partnership. AXA, ECI, Equitable and certain of their subsidiaries have substantially greater financial resources than the Partnership or the General Partner.

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

         The Partnership acts as the investment manager for the general and separate accounts of Equitable and its insurance company subsidiary pursuant to investment advisory agreements. During 1998 the Partnership received approximately $62.5 million in fees pursuant to these agreements. In connection with the services provided under these agreements the Partnership provides ancillary accounting, valuation, reporting, treasury and other services under service agreements. During 1998 the Partnership received approximately $8.7 million in fees pursuant to these agreements. Equitable provides certain legal and other services to the Partnership relating to certain insurance and other regulatory aspects of the general and separate accounts of Equitable and its insurance company subsidiary. During 1998 the Partnership paid approximately $1.2 million to Equitable for these services.

         During 1998 the Partnership paid Equitable approximately $32.0 million for certain services provided by Equitable with respect to the marketing of the variable annuity insurance and variable life insurance products for which The Hudson River Trust is the funding vehicle.

         Equitable has issued life insurance policies to ACMC on certain employees of the Partnership, the costs of which are borne by ACMC without reimbursement by the Partnership. During 1998 ACMC paid approximately $5.7 million in insurance premiums on these policies.

         The Partnership and its employees are covered under various insurance policies maintained by Equitable and its subsidiaries. The amount of premiums for these group policies paid by the Partnership to Equitable was approximately $215,000 for 1998.

         The Partnership provides investment management services to certain employee benefit plans of Equitable and DLJ. Advisory fees from these accounts totaled approximately $6.0 million for 1998 including $2.6 million from the separate accounts of Equitable.

         In April 1996 the Partnership acquired the United States investing activities and business of National Mutual Funds Management ("NMFM"), a subsidiary of AXA. In connection therewith the Partnership entered into investment management agreements with National Mutual Holdings Limited, the parent of NMFM and a subsidiary of AXA, and various of its subsidiaries (collectively, the "NMH Group"). The NMH Group paid $3.2 million in advisory fees to the Partnership in 1998.

         EQ Financial was the Partnership's third largest distributor of U.S. Funds in 1998 for which it received sales concessions from the Partnership on sales of $826 million. In 1998 EQ Financial also distributed certain of the Partnership's cash management products. EQ Financial received distribution payments totaling $8.2 million in 1998 for these services.

         DLJ Securities Corporation and Pershing distribute certain Alliance Mutual Funds and cash management products and receive sales concessions and distribution payments. In addition, the Partnership and Pershing have an agreement pursuant to which Pershing recommends to certain of its correspondent firms the use of the Partnership's cash management products for which Pershing is allocated a portion of the revenues derived by the Partnership from sales through the Pershing correspondents. Amounts paid by the Partnership to DLJ Securities Corporation, Pershing and Wood Struthers & Winthrop Management Corp., a subsidiary of DLJ, in connection with the above distribution services were $74.3 million in 1998. DLJ and its subsidiaries also provide the Partnership with brokerage and various other services, including clearing, investment banking, research, data processing and administrative services. Brokerage, the expense of which is borne by the Partnership's clients, aggregated approximately $112,000 for 1998. During 1998 the Partnership paid $600,000 to DLJ and its subsidiaries for all other services.

         During 1998 the Partnership reimbursed Equitable in the amount of $3.1 million for rent and the use of certain services and facilities.

         The Partnership and its subsidiaries provide investment management services to AXA Reinsurance Company, a subsidiary of AXA, and its affiliates, pursuant to discretionary investment advisory agreements. AXA Reinsurance Company and its affiliates paid the Partnership approximately $829,000 during 1998 for such services.

         The Partnership and its subsidiaries also provide investment management services to AXA World Funds, a Luxembourg fund, pursuant to a sub-advisory agreement between the Partnership and AXA Funds Management SA, a subsidiary of AXA. The Partnership earned $102,000 in management fees during 1998, which fees were paid in full in 1999.

OTHER TRANSACTIONS

         During 1998 the Partnership paid certain legal and other expenses incurred by Equitable and its insurance company subsidiary relating to the general and separate accounts of Equitable and such subsidiary for which it has been or will be fully reimbursed by Equitable. The largest amount of such indebtedness outstanding during 1998 was approximately $81,000 which represents the amount outstanding on September 30, 1998.

         During 1997 a subsidiary of the Partnership and DLJ Merchant Banking II, Inc. ("DLJMB"), a subsidiary of DLJ, jointly sought opportunities for private equity investments in India. The Partnership's subsidiary incurred expenditures on behalf of the proposed joint venture. DLJMB agreed to reimburse the Partnership's subsidiary for 50% of such expenditures. The Partnership's subsidiary was fully reimbursed for such expenditures in 1998. The largest amount of indebtedness due to the Partnership in respect of such venture was approximately $288,000 which represents the amount outstanding on April 30, 1998.

         Equitable and its affiliates are not obligated to provide funds to the Partnership, except for ACMC's and the General Partner's obligation to fund certain of the Partnership's deferred compensation and employee benefit plan obligations referred to under "Compensation Agreements with Named Executive Officers". The Partnership Agreement permits Equitable and its affiliates to lend funds to the Partnership at the lender's cost of funds.

         Mrs. Reba W. Williams, the wife of Dave H. Williams, was employed by the Partnership during 1998 and received compensation in the amount of $100,000.

         Certain of the hedge funds managed by the Partnership pay a portion of the carried interests or performance fees to certain portfolio managers, research analysts and other investment professionals who are associated with the management of the hedge funds. The Partnership provides investment management services to the hedge funds and is entitled to receive between 75% and 100% of the aggregate carried interests or performance fees paid by such funds. The Partnership received approximately $29.4 million from the hedge funds in 1998 primarily in respect of the performance by the hedge funds in 1997. Mr. Alfred Harrison, a Director and Vice Chairman of the General Partner, received $2,906,098 in 1998 in respect of his association with the hedge funds.

         ACMC and the General Partner are obligated, subject to certain limitations, to make capital contributions to the Partnership in an amount equal to the payments the Partnership is required to make as deferred compensation under the employment agreements entered into in connection with Equitable's 1985 acquisition of DLJ, as well as obligations of the Partnership to various employees and their beneficiaries under the Partnership's Capital Accumulation Plan. In 1998 ACMC made capital contributions to the Partnership in the amount of $716,000 in respect of these obligations. ACMC's obligations to make these contributions are guaranteed by EIC subject to certain limitations. All tax deductions with respect to these obligations, to the extent funded by ACMC, Alliance or EIC, will be allocated to ACMC or Alliance.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

         (a) The following is a list of the documents filed as a part of this Annual Report on Form 10-K:

                                                               Reference Pages
Financial Statements                                          in Annual Report
--------------------                                          ----------------
Consolidated Statements of Financial Condition
       December 31, 1998 and 1997.................................    59
Consolidated Statements of Income
       Years ended December 31, 1998, 1997 and 1996...............    60
Consolidated Statements of Changes in Partners' Capital
   and Comprehensive Income
       Years ended December 31 1998, 1997 and 1996................    61
Consolidated Statements of Cash Flows
       Years ended December 31, 1998, 1997, and 1996..............    62
Notes to Consolidated Financial Statements........................  63 - 79
Independent Auditors' Report......................................    80

                  Schedules are omitted because they are not applicable, or the required information is set forth in the financial statements or notes thereto.

         (b)      REPORTS ON FORM 8-K.

                  No report on Form 8-K was filed during the last quarter of 1998.

         (c)      EXHIBITS.

                  The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith or, in the case of Exhibit 13.10, incorporated by reference herein:

                  Exhibit     Description
                  -------     -----------
                  10.102      Unit Option Plan Agreement dated December 10,
                              1998 with Bruce W. Calvert
                  10.103      Unit Option Plan Agreement dated December 10,
                              1998 with John D. Carifa
                  10.104      Unit Option Plan Agreement dated December 10,
                              1998 with Robert H. Joseph, Jr.
                  10.105      Unit Option Plan Agreement dated December 10,
                              1998 with David R. Brewer, Jr.
                  10.106      Revolving Credit Agreement dated as of July 20,
                              1998 among Alliance Capital Management L.P., as
                              Borrower, and the lending institutions listed on
                              Schedule 1 thereto, collectively as Banks, and
                              NationsBank, N.A., The Chase Manhattan Bank,
                              and the Bank of New York, individually as
                              Co-Agents, NationsBank, N.A., as
                              Administrative Agent, The Chase Manhattan
                              Bank, as Syndication Agent, and The Bank of
                              New York, as Documentation Agent.
                  13.10       Pages 43 through 80 of the Alliance Capital
                              Management L.P. 1998 Annual Report to Unitholders
                  22.10       Subsidiaries of the Registrant
                  24.9        Consent of KPMG LLP
                  25.95       Power of Attorney by Luis Javier Bastida
                  25.96       Power of Attorney by Donald H. Brydon
                  25.97       Power of Attorney by Henri de Castries
                  25.98       Power of Attorney by Kevin C. Dolan
                  25.99       Power of Attorney by Denis Duverne
                  25.100      Power of Attorney by Alfred Harrison
                  25.101      Power of Attorney by Herve Hatt
                  25.102      Power of Attorney by Michael Hegarty
                  25.103      Power of Attorney by Benjamin D. Holloway
                  25.104      Power of Attorney by Edward D. Miller
                  25.105      Power of Attorney by Peter D. Noris
                  25.106      Power of Attorney by Stanley B. Tulin
                  25.107      Power of Attorney by Robert B. Zoellick
                  27.03       Financial Data Schedule

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

                                          Alliance Capital Management L.P.
                                          By:      Alliance Capital Management
                                                   Corporation, General Partner


Date:     March 30, 1999                  By:      /S/Dave H. Williams
                                                   -------------------
                                                   Dave H. Williams
                                                   Chairman



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:     March 30, 1999                  /s/John D. Carifa
                                          -------------------
                                          John D. Carifa
                                          President and Chief Operating Officer

Date:     March 30, 1999                  /s/Robert H. Joseph, Jr.
                                          -------------------
                                          Robert H. Joseph, Jr.
                                          Senior Vice President and Chief
                                          Financial Officer

                                  Directors

/s/Dave H. Williams                                        *
------------------------------                -----------------------------
Dave H. Williams                              Michael Hegarty
Chairman and Director                         Director

           *                                               *
------------------------------                -----------------------------
Luis Javier Bastida                           Benjamin D. Holloway
Director                                      Director

           *                                               *
------------------------------                -----------------------------
Donald H. Brydon                              Edward D. Miller
Director                                      Director

/s/Bruce W. Calvert                                        *
------------------------------                ------------------------------
Bruce W. Calvert                              Peter D. Noris
Director                                      Director

/s/John D. Carifa                             /s/Frank Savage
------------------------------                ------------------------------
John D. Carifa                                Frank Savage
Director                                      Director

           *                                                *
------------------------------                ------------------------------
Henri de Castries                             Stanley B. Tulin
Director                                      Director

           *                                  /s/Reba W. Williams
------------------------------                -------------------------------
Kevin C. Dolan                                Reba W. Williams
Director                                      Director

           *                                                *
------------------------------                --------------------------------
Denis Duverne                                 Robert B. Zoellick
Director                                      Director

           *                                 *By/s/David R. Brewer, Jr.
------------------------------                --------------------------------
Alfred Harrison                               David R. Brewer, Jr.
Director                                      (Attorney-in-Fact)

           *
------------------------------
Herve Hatt
Director
                                      42