Form 10-Q
period 1999-03-31
ALLIANCE CAPITAL MANAGEMENT LP
filed 1999-05-14
CIK 825313

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1999
                              --------------------------------------------

                                                         OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                               ----------------------    -----------------

Commission File No. 1-9818
                    ------------------------------------------------------

                        ALLIANCE CAPITAL MANAGEMENT L.P.
--------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    13-3434400
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1345 Avenue of the Americas, New York, NY      10105
--------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (212)969-1000
--------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


The number of Units representing assignments of beneficial ownership of Limited Partnership Interests outstanding as of March 31, 1999 was 170,685,329 Units.

                        ALLIANCE CAPITAL MANAGEMENT L.P.

                               Index to Form 10-Q


                                     Part I

                              FINANCIAL INFORMATION


                                                                       Page
Item 1.   FINANCIAL STATEMENTS                                         ----
          Condensed Consolidated Statements of Financial Condition       1

          Condensed Consolidated Statements of Income                    2

          Condensed Consolidated Statements of Changes in
            Partners' Capital and Comprehensive Income                   3

          Condensed Consolidated Statements of Cash Flows                4

          Notes to Condensed Consolidated Financial Statements          5-7


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                         8-16



                                     Part II

                                OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS                                             17

Item 2.   CHANGES IN SECURITIES                                         17

Item 3.   DEFAULTS UPON SENIOR SECURITIES                               17

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                            17

Item 5.   OTHER INFORMATION                                             17

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                              17

                                     Part I

                              FINANCIAL INFORMATION



Item 1.   FINANCIAL STATEMENTS


                        ALLIANCE CAPITAL MANAGEMENT L.P.
            Condensed Consolidated Statements of Financial Condition

                                 (in thousands)

                        ASSETS                                  3/31/99        12/31/98
                                                              ----------      ----------
                                                              (unaudited)
Cash and cash equivalents ...........................         $  115,797      $   75,186
Receivable from brokers and dealers for sale
   of shares of Alliance mutual funds ...............            215,411         159,095
Fees receivable:
   Alliance mutual funds ............................             90,417          80,167
   Separately managed accounts:
     Affiliated clients .............................              8,671           6,682
     Third party clients ............................             92,179          86,166
Investments, available-for-sale .....................            194,298          94,743
Furniture, equipment and leasehold improvements, net.            107,381          96,401
Intangible assets, net ..............................            101,180         102,001
Deferred sales commissions, net .....................            450,407         375,293
Other assets ........................................             66,962          56,858
                                                              ----------      ----------
   Total assets .....................................         $1,442,703      $1,132,592
                                                              ----------      ----------
                                                              ----------      ----------


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Payable to Alliance mutual funds for share purchases.      $  301,518         199,316
   Accounts payable and accrued expenses................         230,703         202,980
   Accrued compensation and benefits....................         157,522         106,929
   Debt.................................................         292,520         190,210
   Minority interests in consolidated subsidiaries......           1,491           2,884
                                                              ----------      ----------
     Total liabilities..................................         983,754         702,319

Partners' capital.......................................         458,949         430,273
                                                              ----------      ----------
     Total liabilities and partners' capital............      $1,442,703      $1,132,592
                                                              ----------      ----------
                                                              ----------      ----------


     See accompanying notes to condensed consolidated financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.
                   Condensed Consolidated Statements of Income

                                   (unaudited)
                     (in thousands, except per Unit amounts)

                                                                 Three Months Ended
                                                              ------------------------
                                                               3/31/99         3/31/98
                                                              --------        --------
Revenues:
   Investment advisory and services fees:
     Alliance mutual funds .............................      $194,899        $142,531
     Separately managed accounts:
       Affiliated clients ..............................        12,723          13,406
       Third party clients .............................        97,796          79,524
   Distribution revenues ...............................        93,612          66,181
   Shareholder servicing fees ..........................        13,297           8,488
   Other revenues ......................................         7,416           5,887
                                                              --------        --------
                                                               419,743         316,017
                                                              --------        --------

Expenses:
   Employee compensation and benefits ..................       118,279          87,827
   Promotion and servicing:
     Distribution plan payments to
     financial intermediaries:
       Affiliated ......................................        25,684          17,454
       Third party .....................................        52,141          39,464
     Amortization of deferred sales commissions ........        34,681          22,847
     Other .............................................        26,803          21,314
   General and administrative ..........................        42,336          42,139
   Interest ............................................         3,501           1,967
   Amortization of intangible assets ...................           963             881
                                                              --------        --------
                                                               304,388         233,893
                                                              --------        --------

Income before income taxes .............................       115,355          82,124

   Income taxes ........................................        17,301          13,140
                                                              --------        --------

Net income .............................................      $ 98,054        $ 68,984
                                                              --------        --------
                                                              --------        --------

Net income per Unit:
   Basic ...............................................      $   0.57        $   0.40
                                                              --------        --------
                                                              --------        --------
   Diluted .............................................      $   0.55        $   0.39
                                                              --------        --------
                                                              --------        --------


     See accompanying notes to condensed consolidated financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.
                      Condensed Consolidated Statements of
                        Changes in Partners' Capital and
                              Comprehensive Income

                                   (unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                              ------------------------
                                                               3/31/99         3/31/98
                                                              --------        --------
Partners' capital - beginning of period.................      $430,273        $398,051
   Comprehensive income:
       Net income.......................................        98,054          68,984
       Other comprehensive income:
         Unrealized gain on investments, net............           824             864
         Foreign currency translation adjustment, net...             3              -
                                                              --------        --------
   Comprehensive income.................................        98,881          69,848
   Capital contribution received from Alliance Capital
     Management Corporation.............................           976             860
   Cash distributions to partners.......................       (74,048)        (70,078)
   Proceeds from Unit options exercised.................         2,867           4,521
                                                              --------        --------
Partners' capital - end of period.......................      $458,949        $403,202
                                                              --------        --------
                                                              --------        --------


     See accompanying notes to condensed consolidated financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.
                 Condensed Consolidated Statements of Cash Flows

                                   (unaudited)
                                 (in thousands)

                                                                               Three Months Ended
                                                                            ------------------------
                                                                             3/31/99         3/31/98
                                                                            --------        --------
Cash flows from operating activities:
   Net income ........................................................      $ 98,054        $ 68,984
   Adjustments to reconcile net income to net cash provided
     from operating activities:
     Amortization and depreciation....................................        40,352          27,618
     Other, net.......................................................         4,114           3,477
     Changes in assets and liabilities:
       (Increase) in receivable from brokers and dealers for sale
         of shares of Alliance mutual funds...........................       (56,316)        (37,144)
       (Increase) in fees receivable from Alliance mutual funds,
         affiliated clients and third party clients...................       (18,252)        (20,699)
       (Increase) in deferred sales commissions.......................      (109,794)        (56,346)
       (Increase) in other assets.....................................       (10,448)        (21,502)
       Increase in payable to Alliance mutual funds for share
         purchases....................................................       102,202          40,023
       Increase in accounts payable and accrued expenses..............        25,826          30,060
       Increase in accrued compensation and benefits, less
          deferred compensation.......................................        49,450          39,269
                                                                            --------        --------
            Net cash provided from operating activities...............       125,188          73,740
                                                                            --------        --------

Cash flows from investing activities:
   Purchase of investments............................................      (243,731)       (109,008)
   Proceeds from sale of investments..................................       145,003         107,004
   Additions to furniture, equipment and leasehold
     improvements, net................................................       (15,594)         (6,010)
   Other..............................................................          (142)           -
                                                                            --------        --------
            Net cash used in investing activities.....................      (114,464)         (8,014)
                                                                            --------        --------

Cash flows from financing activities:
   Proceeds from issuance of debt.....................................       397,967         217,290
   Repayment of debt..................................................      (297,375)       (189,375)
   Cash distributions to partners.....................................       (74,048)        (70,078)
   Cash capital contribution received from Alliance Capital Management
     Corporation......................................................           476             110
   Proceeds from Unit options exercised...............................         2,867           4,521
                                                                            --------        --------
            Net cash provided from (used in) financing activities.....        29,887         (37,532)
                                                                            --------        --------

Effect of exchange rate changes on cash and cash equivalents .........           -               -
                                                                            --------        --------

Net increase in cash and cash equivalents.............................        40,611          28,194
Cash and cash equivalents at beginning of period......................        75,186          63,761
                                                                            --------        --------
Cash and cash equivalents at end of period............................     $ 115,797        $ 91,955
                                                                            --------        --------
                                                                            --------        --------



     See accompanying notes to condensed consolidated financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999

                                   (unaudited)

1.   BASIS OF PRESENTATION

     The unaudited interim condensed consolidated financial statements of Alliance Capital Management L.P. (the "Partnership") included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) financial position at March 31, 1999, (b) results of operations for the three months ended March 31, 1999 and 1998 and (c) cash flows for the three months ended March 31, 1999 and 1998, have been made.

     Unit and per Unit amounts for all periods prior to the two-for-one Unit split in 1998 have been restated.

2.   RECLASSIFICATION

     Certain prior period amounts have been reclassified to conform with the current period presentation.

3.   PROPOSED REORGANIZATION

     On April 8, 1999, the Partnership announced a proposed reorganization of its business that will give Unitholders in the Partnership the choice between (1) continuing to hold liquid Units of the Partnership listed on the New York Stock Exchange that are subject to a federal tax on the Partnership's gross business income and (2) holding a highly illiquid interest in a new private limited partnership that is not subject to that tax. The proposed reorganization will require the approval of a majority of the Partnerships' unaffiliated public Unitholders and certain other contractual and regulatory approvals. The Partnership expects that the reorganization and exchange offer will be completed in the third quarter of 1999.

4.   DEFERRED SALES COMMISSIONS

     Sales commissions paid to financial intermediaries in connection with the sale of shares of open-end mutual funds managed by the Partnership sold without a front-end sales charge are capitalized and amortized over periods not exceeding five and one-half years, the period of time estimated by management of the Partnership during which deferred sales commissions are expected to be recovered from distribution plan payments received from those funds and from contingent deferred sales charges received from shareholders of those funds upon the redemption of their shares. Contingent deferred sales charges reduce unamortized deferred sales commissions when received.

5.   COMMITMENTS AND CONTINGENCIES

     On July 25, 1995, a Consolidated and Supplemental Class Action Complaint ("Original Complaint") was filed against Alliance North American Government Income Trust, Inc. (the "Fund"), the Partnership and certain other defendants affiliated with the Partnership alleging violations of federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. On September 26, 1996, the United States District Court for the Southern District of New York granted the defendants' motion to dismiss all counts of the Original Complaint. On October 29, 1997, the United States Court of Appeals for the Second Circuit affirmed that decision.

     On October 29, 1996, plaintiffs filed a motion for leave to file an amended complaint. The principal allegations of the proposed amended complaint are that (i) the Fund failed to hedge against currency risk despite representations that it would do so, (ii) the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities, and (iii) two advertisements used by the Fund misrepresented the risks of investing in the Fund. On October 15, 1998, the United States Court of Appeals for the Second Circuit issued an order granting plaintiffs' motion to file an amended complaint alleging that the Fund misrepresented its ability to hedge against currency risk and denying plaintiffs' motion to file an amended complaint alleging that the Fund did not properly disclose that it planned to invest in mortgaged-backed derivative securities and that certain advertisements used by the Fund misrepresented the risks of investing in the Fund.

     The Partnership believes that the allegations in the proposed amended complaint are without merit and intends to vigorously defend against this action. While the ultimate outcome of this matter cannot be determined at this time, management of the Partnership does not expect that it will have a material adverse effect on the Partnership's results of operations or financial condition.

6.   INCOME TAXES

     The Partnership is a publicly traded partnership for federal income tax purposes and, accordingly, is not subject to federal or state corporate income taxes. However, the Partnership is subject to the New York City unincorporated business tax and a 3.5% federal tax on partnership gross income from the active conduct of a trade or business. Domestic corporate subsidiaries of the Partnership, which are subject to federal, state and local income taxes, file a consolidated federal income tax return and separate state and local income tax returns. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located.

7.   NET INCOME PER UNIT

     Basic net income per Unit is derived by reducing net income for each period by 1% for the general partnership interest held by the General Partner and dividing the remaining 99% by the weighted average number of Units outstanding during each period. Diluted net income per Unit is derived by reducing net income for each period by 1% for the general partnership interest held by the General Partner and dividing the remaining 99% by the total of the weighted average number of Units outstanding during each period and the dilutive Unit equivalents resulting from outstanding employee Unit options.

                                                                 Three Months Ended
                                                              ------------------------
                                                               3/31/99         3/31/98
                                                              --------        --------
                                                                   ( in thousands,
                                                               except per Unit amounts)

     Net income.........................................      $ 98,054        $ 68,984
                                                              --------        --------
                                                              --------        --------
     Weighted average Units outstanding-
       Basic net income per Unit........................       170,561         169,301
     Dilutive effect of employee Unit options...........         5,030           5,210
                                                              --------        --------
     Weighted average Units outstanding-
       Diluted net income per Unit......................       175,591         174,511
                                                              --------        --------
                                                              --------        --------
     Basic net income per Unit..........................       $  0.57         $  0.40
                                                              --------        --------
     Diluted net income per Unit........................       $  0.55         $  0.39
                                                              --------        --------

8.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments for interest and income taxes were as follows (in thousands):

                                                                 Three Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                1999            1998
                                                              --------        --------
     Interest ..........................................        $2,361          $1,754
     Income taxes ......................................         7,399           3,935

9.   ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133")"ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". Under this Statement, an entity is required to recognize derivative instruments as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. In addition, any entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management of the Partnership intends to adopt this Statement on January 1, 2000 and does not believe that the adoption of the Statement will have a material effect on its results of operations, liquidity, or capital resources.

10.  CASH DISTRIBUTION

     On April 27, 1999, the General Partner declared a distribution of $93,101,000 or $0.54 per Unit representing the Available Cash Flow (as defined in the Partnership Agreement) of the Partnership for the three months ended March 31, 1999. The distribution is payable on May 24, 1999 to holders of record on May 17, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Alliance Capital Management L.P. (the "Partnership") offers a broad range of investment management products and services to meet the varied needs and objectives of individual and institutional investors. The Partnership derives substantially all of its revenues and net income from fees received for providing: (a) investment advisory, distribution and related services to the Alliance mutual funds, (b) investment advisory services to affiliated clients including The Equitable Life Assurance Society of the United States ("ELAS"), a wholly-owned subsidiary of The Equitable Companies Incorporated ("Equitable"), and certain other Equitable affiliates and (c) investment advisory services to separately managed accounts for unaffiliated institutional investors and high-net-worth individuals ("third party clients"). The Alliance mutual funds consist primarily of a broad range of open-end load and closed-end mutual funds ("mutual funds"), variable life insurance and annuity products, including The Hudson River Trust, cash management products, principally money market funds, and certain structured products and hedge funds.

The Partnership's revenues are largely dependent on the total value and composition of assets under its management. Assets under management grew to $301.4 billion as of March 31, 1999, an increase of 21.5% from March 31, 1998 primarily as a result of market appreciation, good investment performance, and strong net sales of Alliance mutual funds. Active equity and balanced account assets under management, which comprise approximately 55% of total assets under management, grew 29%. Active fixed income account assets under management, which comprise approximately 35% of total assets under management, increased by 13%.

In the first quarter of 1999, sales of Alliance mutual fund shares, excluding cash management products, grew 52% to $11.7 billion compared to sales of $7.7 billion in the first quarter of 1998. The increase in mutual fund sales, principally domestic U.S. equity mutual funds, offset partially by an increase in mutual fund redemptions, resulted in net mutual fund sales of $6.4 billion, an increase of 42% from $4.5 billion in the first quarter of 1998.

ASSETS UNDER MANAGEMENT (1):

(Dollars in billions)               3/31/99       3/31/98      $ Change      % Change
-------------------------------------------------------------------------------------------
Alliance mutual funds:
   Mutual funds                     $  67.8       $  47.5       $  20.3          42.7%
   Variable products                   32.9          27.5           5.4          19.6
   Cash management products            26.6          23.2           3.4          14.7
-------------------------------------------------------------------------------------------
                                      127.3          98.2          29.1          29.6
-------------------------------------------------------------------------------------------
Separately managed accounts:
   Affiliated clients                  30.2          29.9           0.3           1.0
   Third party clients                143.9         119.9          24.0          20.0
-------------------------------------------------------------------------------------------
                                      174.1         149.8          24.3          16.2
-------------------------------------------------------------------------------------------
Total                               $ 301.4       $ 248.0       $  53.4          21.5%
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

ASSETS UNDER MANAGEMENT (1):

(Dollars in billions)               3/31/99       3/31/98        % Change
---------------------------------------------------------------------------------------
Active equity & balanced
   Domestic                          $154.0        $115.4          33.4%
   Global & international              12.8          13.5          (5.2)
Active fixed income
   Domestic                            90.2          83.7           7.8
   Global & international              14.2           8.8          61.4
Index
   Domestic                            25.8          23.3          10.7
   Global & international               4.4           3.3          33.3
---------------------------------------------------------------------------------------
Total                                $301.4        $248.0          21.5%
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

ASSETS UNDER MANAGEMENT (1):

                                             Three months ended
                                             ------------------
(Dollars in billions)               3/31/99       3/31/98        % Change
---------------------------------------------------------------------------------------
Alliance mutual funds               $121.7        $ 90.3           34.8%
Separately managed accounts:
   Affiliated clients                 29.8          29.6            0.7
   Third party clients               142.7         113.0           26.3
---------------------------------------------------------------------------------------
Total                               $294.2        $232.9           26.3%
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------


CHANGES IN ASSETS UNDER MANAGEMENT(1):

(Dollars in billions)                       1999                                     1998
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
                                Separately      Alliance                  Separately      Alliance
                                   Managed        Mutual                     Managed        Mutual
                                  Accounts         Funds         Total      Accounts         Funds         Total
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

Balance at January 1,               $168.1        $118.6        $286.7        $133.7         $85.0        $218.7
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

   New business/sales                  1.7          11.7          13.4           3.0           7.7          10.7
   Terminations/redemptions           (1.2)         (5.3)         (6.5)         (2.0)         (3.2)         (5.2)
   Net cash management sales             -           0.1           0.1           -             2.5           2.5
   Cash flow                          (0.2)         (0.3)         (0.5)          1.5          (0.4)          1.1
   Appreciation/(depreciation)         5.7           2.5           8.2          13.6           6.6          20.2
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
   Net change                          6.0           8.7          14.7          16.1          13.2          29.3
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

Balance at March 31,                $174.1        $127.3        $301.4        $149.8         $98.2        $248.0
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

(1) Includes 100% of assets under management of unconsolidated joint venture subsidiaries and affiliates. Includes $1.6 billion mutual fund assets and $0.4 billion separately managed account assets at March 31, 1999 and $0.9 billion mutual fund assets and $0.4 billion separately managed account assets at March 31, 1998.

Assets under management at March 31, 1999 were $301.4 billion, an increase of $14.7 billion or 5.1% from December 31, 1998. Alliance mutual fund assets under management at March 31, 1999 were $127.3 billion, an increase of $8.7 billion or 7.3% from December 31, 1998, due principally to net sales of mutual funds and variable products of $5.8 billion and $0.6 billion, respectively, and market appreciation of $2.5 billion. Separately managed account assets under management at March 31, 1999 for third-party clients and affiliated clients were $174.1 billion, an increase of $6.0 billion or 3.6% from December 31, 1998. This increase was primarily due to market appreciation of $5.7 billion and net new client accounts of $1.7 billion, asset additions to affiliated client accounts of $1.4 billion, offset by net third party client account terminations and asset withdrawals of $2.8 billion.

CONSOLIDATED RESULTS OF OPERATIONS

                                                 Three months ended
(Dollars in millions)                            ------------------
except per Unit amounts                 3/31/99       3/31/98       % Change
-------------------------------------------------------------------------------
Net income                              $98.1         $69.0          42.2%
Net income per Unit (1):
   Basic                                $0.57         $0.40          42.5
   Diluted                              $0.55         $0.39          41.0
Weighted average number of
Units outstanding (1):
   Basic                                170.6         169.3           0.8
   Diluted                              175.6         174.5           0.6%

Pre-tax margin(2):                       35.4%         32.9%            -
-------------------------------------------------------------------------------

(1) Unit and per Unit amounts for all periods prior to the two-for-one Unit split in 1998 have been restated.
(2) Calculated by netting distribution revenues against total expenses.

Net income for the three months ended March 31, 1999 increased $29.1 million or 42.2% to $98.1 million from net income of $69.0 million for the three months ended March 31, 1998. The increase was principally due to an increase in investment advisory and services fees resulting primarily from higher average assets under management.

REVENUES

                                                 Three months ended
                                                 ------------------
(Dollars in millions)                   3/31/99       3/31/98        % Change
-------------------------------------------------------------------------------
Investment advisory and services fees:
   Alliance mutual funds                $194.9        $142.5            36.8%
   Separately managed accounts:
     Affiliated clients                   12.7          13.4            (5.2)
     Third party clients                  97.8          79.5            23.0
Distribution revenues                     93.6          66.2            41.4
Shareholder servicing fees                13.3           8.5            56.5
Other revenues                             7.4           5.9            25.4
-------------------------------------------------------------------------------
Total                                   $419.7        $316.0            32.8%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

INVESTMENT ADVISORY AND SERVICES FEES
Investment advisory and services fees, the largest component of the Partnership's revenues, are generally calculated as a small percentage of the value of assets under management and vary with the type of account managed. Fee income is therefore affected by changes in the amount of assets under management, including market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures.

Certain investment advisory agreements provide for performance fees in addition to a base fee. Performance fees are earned when investment performance exceeds a contractually agreed upon benchmark, or calculated as a percentage of investment returns of a portfolio. Accordingly, these fees may increase the volatility of the Partnership's revenues and earnings and are more likely to be higher in favorable markets and lower in unfavorable markets. Performance fees increased to $42.6 million for the three months ended March 31, 1999 from $34.3 million for the three months ended March 31, 1998.

Investment advisory and services fees from Alliance mutual funds increased by $52.4 million or 36.8% for the three months, primarily as a result of a 34.8% increase in average assets under management and an $8.5 million increase in performance fees from certain hedge funds in the first quarter of 1999.

Investment advisory and services fees from affiliated clients, primarily the General Accounts of ELAS, decreased by $0.7 million or 5.2% primarily due to a decrease in performance fees of $1.0 million in the first quarter of 1999.

Investment advisory and services fees from third party clients increased by $18.3 million or 23.0% for the three months ended March 31, 1999. Third party client base advisory fees increased $17.6 million or 27.4% principally due to an increase in average assets under management of 26.3%. The increase in third party client assets under management was primarily a result of market appreciation and net new client accounts offset by net third party client account terminations and asset withdrawals.

DISTRIBUTION REVENUES
The Partnership's subsidiary, Alliance Fund Distributors, Inc., ("AFD"), acts as distributor of the Alliance mutual funds and receives distribution plan fees from those funds in reimbursement of distribution expenses it incurs. Distribution revenues increased 41.4% principally due to higher average mutual fund assets under management resulting from strong sales of Back-End Load Shares under the Partnership's mutual fund distribution system (the "System") described under "Capital Resources and Liquidity", and market appreciation.

SHAREHOLDER SERVICING FEES
The Partnership's subsidiaries, Alliance Fund Services, Inc. and ACM Fund Services S.A., provide transfer agency services to the Alliance mutual funds. Shareholder servicing fees increased 56.5%, the result of increases in the number of mutual fund shareholder accounts serviced and increases in fee rates. The number of shareholder accounts serviced increased to approximately 4.0 million as of March 31, 1999, compared to 3.4 million as of March 31, 1998.

OTHER REVENUES
Other revenues consist principally of administration and recordkeeping services provided to the Alliance mutual funds and the General Accounts of ELAS and its insurance subsidiary. Investment income and changes in value of other investments are also included in other revenues. Other revenues increased principally as a result of changes in the market value of the Partnership's hedge fund investments.

EXPENSES

                                                 Three months ended
                                                 ------------------
(Dollars in millions)                   3/31/99       3/31/98        % Change
-------------------------------------------------------------------------------
Employee compensation and benefits      $118.3        $  87.8          34.7%
Promotion and servicing                  139.3          101.1          37.8
General and administrative                42.3           42.1           0.5
Interest                                   3.5            2.0          75.0
Amortization of intangible assets          0.9            0.9            -
-------------------------------------------------------------------------------
Total                                   $304.3         $233.9          30.1%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

EMPLOYEE COMPENSATION AND BENEFITS
Employee compensation and benefits include salaries, commissions, fringe benefits and incentive compensation based on profitability. Provisions for future payments to be made under certain deferred compensation arrangements are also included in employee compensation and benefits expense.

Employee compensation and benefits increased 34.7% for the three months ended March 31, 1999 primarily as a result of higher incentive compensation due to increased operating earnings and increased base compensation and commissions. Base compensation increased principally due to an increase in the number of employees working in the Partnership's mutual fund and technology areas combined with salary increases. The Partnership had 2,124 employees at March 31, 1999 compared to 1,739 at March 31, 1998. Commissions increased primarily due to higher mutual fund sales.

PROMOTION AND SERVICING
Promotion and servicing expenses include distribution plan payments to financial intermediaries for distribution of the Partnership's sponsored mutual funds and cash management services' products and amortization of deferred sales commissions paid to financial intermediaries for the sale of Back-End Load Shares under the System. See "Capital Resources and Liquidity". Also included in this expense category are travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute the Partnership's mutual fund products.

Promotion and servicing expenses increased 37.8% for the three months ended March 31, 1999 primarily due to increased distribution plan payments resulting from higher average domestic mutual fund assets under management, offshore mutual fund assets under management and cash management assets under management. An increase in amortization of deferred sales commissions of $11.8 million for the first quarter of 1999 as a result of higher sales of Back-End Load Shares (see "Capital Resources and Liquidity") also contributed to the increase in promotion and servicing expense. Other promotion and servicing expenses increased primarily as a result of higher travel and entertainment costs and higher promotional expenditures incurred in connection with mutual fund sales initiatives.

GENERAL AND ADMINISTRATIVE
General and administrative expenses include technology, professional fees, occupancy, communications, equipment and similar expenses. General and administrative expenses increased 0.5% in the first quarter of 1999 due principally to higher expenses incurred in connection with the Year 2000 project and other technology initiatives offset by a $10.0 million provision recorded in March 1998 for the future acquisition of the minority interest in Cursitor Alliance. See "Capital Resources and Liquidity".

INTEREST
Interest expense is incurred on the Partnership's borrowings and on deferred compensation owed to employees. Interest expense increased primarily as a result of higher debt and an increase in deferred compensation liabilities. See "Capital Resources and Liquidity".

TAXES ON INCOME
The Partnership is a publicly traded partnership for federal income tax purposes and, accordingly, is not subject to federal or state corporate income taxes. However, the Partnership is subject to the New York City unincorporated business tax and a 3.5% federal tax on partnership gross income from the active conduct of a trade or business. Domestic corporate subsidiaries of the Partnership, which are subject to federal, state and local income taxes, file a consolidated federal income tax return and separate state and local income tax returns. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located. Income tax expense increased primarily as a result of higher pre-tax income.

CAPITAL RESOURCES AND LIQUIDITY

Partners' capital was $458.9 million at March 31, 1999, an increase of $28.6 million or 6.6% from $430.3 at December 31, 1998.

Cash flow from operations and proceeds from borrowings have been the Partnership's principal sources of working capital. During the first quarter of 1999, the Partnership's cash and cash equivalents increased by $40.6 million. Cash inflows included $125.2 million from operations, proceeds from borrowings net of debt repayments of $100.6 million and $2.9 million of proceeds from exercises of Unit options. Cash outflows included $74.0 million in distributions to Unitholders, $15.6 million in capital expenditures and net purchases of investments of $98.7 million.

Under certain circumstances through February 28, 2006, the Partnership has an option to purchase the minority interest in Cursitor Alliance LLC ("Cursitor Alliance"), a subsidiary of the Partnership formed in connection with an acquisition in 1996, and the holders of the minority interest have an option to sell the minority interest to the Partnership for cash, Units, or a combination thereof with a value of not less than $10.0 million or more than $37.0 million ("Buyout Price"). The Buyout Price will be determined based on the amount of global asset allocation investment advisory revenues earned by Cursitor Alliance during a twelve-month period ending on the February 28th preceding the date either option is exercised. Due to the substantial decline in Cursitor Alliance revenues through March 1998, management of the Partnership estimated that the Buyout Price for the minority interest will be $10.0 million, which will be substantially higher than its estimated fair value. Accordingly, the Partnership recorded a $10.0 million provision for the Buyout Price in the first quarter of 1998.

The Partnership's mutual fund distribution system (the "System") includes a multi-class share structure. The System permits the Partnership's open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AFD at the time of sale. AFD in turn compensates the financial intermediaries distributing the funds from the front-end sales charge paid by investors. For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge ("CDSC") to AFD. While AFD is obligated to compensate the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds. Payments made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, reduced cash flow from operations by approximately $109.8 million and $56.3 million for the three months ended March 31, 1999 and 1998, respectively. Management of the Partnership believes AFD will recover the payments made to financial intermediaries for the sale of Back-End Load Shares from the higher distribution fees and CDSC it receives over periods not exceeding 5 1/2 years.

The Partnership has a $425.0 million revolving credit facility with a group of commercial banks and a $425.0 million commercial paper program. Borrowings under the facility and the Partnership's commercial paper program may not exceed $425.0 million in the aggregate. The revolving credit facility will be used to provide backup liquidity for commercial paper issued under the Partnership's commercial paper program, to fund commission payments to financial intermediaries for the sale of Back-End Load Shares under the Partnership's mutual fund distribution system, and for general working capital purposes. At March 31, 1999, the Partnership had $287.1 million of commercial paper outstanding, an increase of $102.3 million from December 31, 1998, to fund commission payments to financial intermediaries and for capital expenditures. There were no borrowings outstanding under the Partnership's revolving credit facility.

The Partnership's substantial equity base and access to public and private debt, at competitive interest rates and other terms, should provide adequate liquidity for its general business needs. Management of the Partnership believes that cash flow from operations and the issuance of debt and Units will provide the Partnership with the financial resources to meet its capital requirements for mutual fund sales, capital expenditures and its other working capital requirements.

PROPOSED REORGANIZATION

On April 8, 1999, the Partnership announced a proposed reorganization of its business that will give Unitholders in the Partnership the choice between (1) continuing to hold liquid Units of the Partnership listed on the New York Stock Exchange that are subject to a federal tax on the Partnership's gross business income and (2) holding a highly illiquid interest in a new private limited partnership that is not subject to that tax. The proposed reorganization will require the approval of a majority of the Partnerships' unaffiliated public Unitholders and certain other contractual and regulatory approvals. The Partnership expects that the reorganization and exchange offer will be completed in the third quarter of 1999.

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

By June 30, 1998, the Partnership had completed its inventory and assessment of its domestic and international computer systems and applications, identified mission critical systems (those systems where loss of their function would result in an immediate stoppage or significant impairment to core business units) and nonmission critical systems and determined which of these systems is not Year 2000 compliant. All third-party suppliers of mission critical computer systems and applications have been contacted to verify whether their systems and applications will be Year 2000 compliant and their responses are being evaluated. Substantially all of those contacted have responded and approximately 90% have informed the Partnership that their systems and applications are or will be Year 2000 compliant. The Partnership will seek alternative solutions or third-party suppliers for all suppliers who do not furnish a satisfactory response by June 30, 1999. The same process is being performed for nonmission critical systems with estimated completion by June 30, 1999.

The Partnership has remediated, replaced or retired all of its noncompliant mission critical systems and applications with the exception of one portfolio management system, which will be replaced by a Year 2000 compliant system by August 31, 1999. The same process is being performed for nonmission critical systems and is estimated to be completed by June 30, 1999.

After each system has been remediated, it is tested with 19XX dates to determine if it still performs its intended business function correctly. Next, each system undergoes a simulation test using dates occurring after December 31, 1999. Inclusive of the replacement and retirement of some of its systems, the Partnership has completed these testing phases for approximately 98% of mission critical systems and approximately 89% of nonmission critical systems. Integrated systems tests will then be conducted to verify that the systems will continue to work together. Full integration testing of all mission critical and nonmission critical systems is estimated to be completed by June 30, 1999. Testing of interfaces with third-party suppliers has begun and will continue throughout 1999.

The Partnership has completed an inventory of its facilities and related technology applications and has begun to evaluate and test these systems. The Partnership anticipates these systems will be fully operable in the Year 2000.

The Partnership has deferred certain other planned information technology projects until after the Year 2000 initiative is completed. Such delay is not expected to have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership, with the assistance of a consulting firm, is developing Year 2000 specific contingency plans with emphasis on mission critical functions. These plans seek to provide alternative methods of processing in the event of a failure that is outside the Partnership's control. The estimated date for the completion of these plans is June 30, 1999.

The current cost estimate of the Year 2000 initiative ranges from approximately $40 million to $45 million. These costs consist principally of modification and testing and costs to develop formal Year 2000 specific contingency plans. These costs, which will generally be expensed as incurred, will be funded out of cash flow from the Partnership's operations. Through March 31, 1999, the Partnership had incurred approximately $28.0 million of costs related to the Year 2000 initiative. At this time, management of the

Partnership believes that the costs associated with resolving the Year 2000 issue will not have a material adverse effect on the Partnership's results of operations, liquidity or capital resources.

There are many risks associated with Year 2000 issues, including the risk that the Partnership's computer systems and applications will not operate as intended and that the systems and applications of third parties will not be Year 2000 compliant. Likewise, there can be no assurance the compliance schedules outlined above will be met or that the actual costs incurred will not exceed the current cost estimate. Should the Partnership's significant computer systems and applications or the systems of its important third-party suppliers be unable to process date sensitive information accurately after 1999, the Partnership may be unable to conduct its normal business operations and to provide its clients with the required services. In addition, the Partnership may incur unanticipated expenses, regulatory actions, and legal liabilities. The Partnership cannot determine which risks, if any, are most reasonably likely to occur or the effects of any particular failure to be Year 2000 compliant.

Readers are cautioned that forward-looking statements contained in "Year 2000" should be read in conjunction with the disclosure set forth under "Forward-Looking Statements". To the fullest extent permitted by law, the foregoing Year 2000 discussion is a "Year 2000 Readiness Disclosure" within the meaning of The Year 2000 Information and Readiness Disclosure Act, 15 U.S.C. Sec. 1 (1998).

COMMITMENTS AND CONTINGENCIES

The Partnership's capital commitments, which consist primarily of operating leases for office space are generally funded from future operating cash flows.

On July 25, 1995, a Consolidated and Supplemental Class Action Complaint ("Original Complaint") was filed against Alliance North American Government Income Trust, Inc. (the "Fund"), the Partnership and certain other defendants affiliated with the Partnership alleging violations of federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. On September 26, 1996, the United States District Court for the Southern District of New York granted the defendants' motion to dismiss all counts of the Original Complaint. On October 29, 1997, the United States Court of Appeals for the Second Circuit affirmed that decision.

On October 29, 1996, plaintiffs filed a motion for leave to file an amended complaint. The principal allegations of the proposed amended complaint are that
(i) the Fund failed to hedge against currency risk despite representations that it would do so, (ii) the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities, and (iii) two advertisements used by the Fund misrepresented the risks of investing in the Fund. On October 15, 1998, the United States Court of Appeals for the Second Circuit issued an order granting plaintiffs' motion to file an amended complaint alleging that the Fund misrepresented its ability to hedge against currency risk and denying plaintiffs' motion to file an amended complaint alleging that the Fund did not properly disclose that it planned to invest in mortgaged-backed derivative securities and that certain advertisements used by the Fund misrepresented the risks of investing in the Fund.

The Partnership believes that the allegations in the proposed amended complaint are without merit and intends to vigorously defend against this action. While the ultimate outcome of this matter cannot be determined at this time, management of the Partnership does not expect that it will have a material adverse effect on the Partnership's results of operations or financial condition.

CHANGES IN ACCOUNTING PRINCIPLES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, ("SFAS 133") "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". Under this Statement, an entity is required to recognize derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, any entity that elects to apply hedge accounting is required to establish at the inception of the hedge, the method it will use for assessing effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management of the Partnership does not believe that the adoption of the Statement will have a material effect on its results of operations, liquidity, or capital resources.

CASH DISTRIBUTIONS

The Partnership is required to distribute all of its Available Cash Flow, as defined in the Partnership Agreement, to the General Partner and Unitholders. The Partnership's Available Cash Flow and Distributions per Unit for the three months ended March 31, 1999 and 1998 were as follows:

AVAILABLE CASH FLOW:

                                                                 Three Months Ended
                                                               3/31/99         3/31/98
---------------------------------------------------------------------------------------------
Available Cash Flow (in thousands)                             $93,101       $65,094
Distributions per Unit                                           $0.54         $0.38
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

Certain statements provided by the Partnership in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of such factors include, but are not limited to, the following: the performance of financial markets, the investment performance of the Partnership's sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions, government regulations, including changes in tax rates, and the risks associated with Year 2000 issues. The Year 2000 issues include uncertainties regarding among other things, the inability to locate, correct and successfully test all relevant computer code, the continued availability of certain resources including personnel and timely and accurate responses and corrections by third parties. These uncertainties may result in unanticipated costs associated with Year 2000 issues and failure to meet schedules for Year 2000 compliance. The Partnership cautions readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; the Partnership undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

                                     Part II

                                OTHER INFORMATION


Item 1.           LEGAL PROCEEDINGS

                  There have been no material developments in the legal proceeding reported in the Alliance Capital Management L.P. Form 10-K for the year ended December 31, 1998.

Item 2.           CHANGES IN SECURITIES

                  None.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS

                  None.

Item 5.           OTHER INFORMATION

                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibits

                        None.

                  (b)   Reports on Form 8-K

                        Alliance Capital Management L.P. ("Partnership") filed a report on Form 8-K dated April 8, 1999 reporting a proposed reorganization of the Partnership.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: May 14, 1999                      By:   Alliance Capital Management
                                               Corporation, its General Partner


                                         By:   /s/ Robert H. Joseph, Jr.
                                               --------------------------------
                                               Robert H. Joseph, Jr.
                                               Senior Vice President &
                                               Chief Financial Officer