Form 10-Q
period 1999-06-30
ALLIANCE CAPITAL MANAGEMENT LP
filed 1999-08-16
CIK 825313

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1999
                               ------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                --------------------    --------------------

Commission File No. 1-9818
                    ----------------------------------------------------------

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

                   Yes     X                   No
                        -------                    -------

The number of Units representing assignments of beneficial ownership of Limited Partnership Interests outstanding as of June 30, 1999 was 171,136,403 Units.

                        ALLIANCE CAPITAL MANAGEMENT L.P.

                               Index to Form 10-Q

                                     Part I

                              FINANCIAL INFORMATION
                              ---------------------


Item 1.     Financial Statements                                           Page

            Condensed Consolidated Statements of Financial Condition         1

            Condensed Consolidated Statements of Income                      2

            Condensed Consolidated Statements of Changes in
              Partners' Capital                                              3

            Condensed Consolidated Statements of Cash Flows                  4

            Notes to Condensed Consolidated Financial Statements            5-7


Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8-16


                                     Part II

                                OTHER INFORMATION
                                -----------------

Item 1.     Legal Proceedings                                               17

Item 2.     Changes in Securities                                           17

Item 3.     Defaults Upon Senior Securities                                 17

Item 4.     Submission of Matters to a Vote of
              Security Holders                                              17

Item 5.     Other Information                                               17

Item 6.     Exhibits and Reports on Form 8-K                                17

                                     Part I

                              FINANCIAL INFORMATION

Item 1.   Financial Statements


                        ALLIANCE CAPITAL MANAGEMENT L.P.
            Condensed Consolidated Statements of Financial Condition

                                 (in thousands)


                                            ASSETS                               6/30/99        12/31/98
                                            ------                             -----------      --------
                                                                               (unaudited)

Cash and cash equivalents....................................................  $   88,301      $   75,186
Receivable from brokers and dealers for sale
   of shares of Alliance mutual funds........................................     182,885         159,095
Fees receivable:
   Alliance mutual funds.....................................................      98,687          80,167
   Separately managed accounts:
     Affiliated clients......................................................       9,372           6,682
     Third party clients.....................................................      89,214          86,166
Investments, available-for-sale..............................................     183,582          94,743
Furniture, equipment and leasehold improvements, net.........................     114,422          96,401
Intangible assets, net.......................................................     100,216         102,001
Deferred sales commissions, net..............................................     514,020         375,293
Other assets.................................................................      76,018          56,858
                                                                                ---------       ---------
   Total assets..............................................................  $1,456,717      $1,132,592
                                                                                =========       =========


                              LIABILITIES AND PARTNERS' CAPITAL
                              ---------------------------------
Liabilities:

   Payable to Alliance mutual funds for share purchases......................  $  238,797      $  199,316
   Accounts payable and accrued expenses.....................................     187,343         202,980
   Accrued compensation and benefits.........................................     205,008         106,929
   Debt......................................................................     356,311         190,210
   Minority interests in consolidated subsidiaries ..........................       2,196           2,884

     Total liabilities.......................................................     989,655         702,319

   Partners' capital.........................................................     467,062         430,273
                                                                                ---------       ---------
     Total liabilities and partners' capital.................................  $1,456,717      $1,132,592
                                                                                =========       =========



     See accompanying notes to condensed consolidated financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.
                   Condensed Consolidated Statements of Income

                                   (unaudited)
                     (in thousands, except per Unit amounts)

                                                                     Three Months Ended           Six Months Ended
                                                                    --------------------         -------------------
                                                                    6/30/99      6/30/98         6/30/99     6/30/98
Revenues:                                                           -------      -------         -------     -------
   Investment advisory and services fees:
     Alliance mutual funds......................................   $185,928     $145,174        $380,827     $287,705
     Separately managed accounts:
       Affiliated clients.......................................     14,171       16,780          26,894       30,186
       Third party clients......................................     91,176       75,845         188,972      155,369
   Distribution revenues........................................    105,218       76,108         198,830      142,289
   Shareholder servicing fees...................................     15,500       11,093          28,797       19,581
   Other revenues ..............................................      6,948        7,120          14,364       13,007
                                                                   --------     --------        --------     --------
                                                                    418,941      332,120         838,684      648,137
                                                                   --------     --------        --------     --------

Expenses:

   Employee compensation and benefits...........................    102,693       82,203         220,972      170,030
   Promotion and servicing:
     Distribution plan payments to financial intermediaries:
       Affiliated...............................................     25,191       19,272          50,875       36,726
       Third party..............................................     57,728       46,664         109,869       86,128
     Amortization of deferred sales commissions.................     40,017       25,649          74,698       48,496
     Other......................................................     28,093       23,555          54,896       44,869
   General and administrative...................................     45,403       41,258          87,739       83,397
   Interest.....................................................      4,479        2,187           7,980        4,154
   Amortization of intangible assets............................        964        1,039           1,927        1,920
                                                                   --------     --------        --------     --------
                                                                    304,568      241,827         608,956      475,720
                                                                   --------     --------        --------     --------

Income before income taxes......................................    114,373       90,293         229,728      172,417

   Income taxes.................................................     17,159       14,452          34,460       27,592
                                                                   --------     --------        --------     --------

Net income......................................................  $  97,214   $   75,841       $ 195,268    $ 144,825
                                                                   ========    =========        ========     ========
Net income per Unit:
     Basic......................................................  $    0.56   $     0.44       $    1.13    $    0.85
                                                                   ========    =========        ========     ========
     Diluted....................................................  $    0.55   $     0.43       $    1.10    $    0.82
                                                                   ========    =========        ========     ========



     See accompanying notes to condensed consolidated financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.
                      Condensed Consolidated Statements of
                          Changes in Partners' Capital
                            and Comprehensive Income
                                  (unaudited)
                                 (in thousands)


                                                                  Three Months Ended            Six Ended Ended
                                                                ----------------------       ---------------------
                                                                6/30/99        6/30/98       6/30/99       6/30/98
                                                                -------        -------       -------       -------
Partners' capital - beginning of period....................... $458,949       $403,202      $430,273      $398,051
   Comprehensive income:
       Net income.............................................   97,214         75,841       195,268       144,825
       Unrealized gain on investments, net....................      327             21         1,151           885
       Foreign currency translation adjustment, net...........        -              -             3             -
                                                                -------        -------       -------       -------
       Comprehensive income...................................   97,541         75,862       196,422       145,710
   Capital contribution received from Alliance Capital
     Management Corporation...................................       90            860         1,066         1,720
   Cash distributions to partners.............................  (93,316)       (65,095)     (167,364)     (135,173)
   Proceeds from Unit options exercised.......................    3,798          2,079         6,665         6,600
                                                                -------        -------       -------       -------
Partners' capital - end of period............................. $467,062       $416,908      $467,062      $416,908
                                                                =======        =======       =======       =======



     See accompanying notes to condensed consolidated financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.
                 Condensed Consolidated Statements of Cash Flows

                                   (unaudited)
                                 (in thousands)

                                                                                Six Months Ended
                                                                             ----------------------
                                                                             6/30/99        6/30/98
                                                                             -------        -------
Cash flows from operating activities:
   Net income............................................................  $ 195,268       $ 144,825
   Adjustments to reconcile net income to net cash provided
     from operating activities:
     Amortization and depreciation.......................................     86,151          58,295
     Other, net..........................................................      9,339           5,945
     Changes in assets and liabilities:
       (Increase) in receivable from brokers and dealers for sale
         of shares of Alliance mutual funds..............................    (23,790)        (43,764)
       (Increase) in fees receivable from Alliance mutual funds,
         affiliated clients and third party clients......................    (24,258)        (24,023)
       (Increase) in deferred sales commissions..........................   (213,425)       (121,585)
       (Increase) in other assets........................................    (20,326)        (19,987)
       Increase in payable to Alliance mutual funds for share
         purchases.......................................................     39,481          65,097
       Increase (decrease) in accounts payable and accrued expenses......    (17,535)         47,155
       Increase in accrued compensation and benefits, less
          deferred compensation..........................................     95,607          79,599
                                                                            --------        --------
            Net cash provided from operating activities..................    126,512         191,557
                                                                            --------        --------

Cash flows from investing activities:
   Purchase of investments...............................................   (514,538)       (211,660)
   Proceeds from sale of investments.....................................    426,850         195,007
   Additions to furniture, equipment and leasehold
     improvements, net...................................................    (27,290)        (16,653)
   Other    .............................................................       (142)              -
                                                                            --------        --------
            Net cash used in investing activities........................   (115,120)        (33,306)
                                                                            --------        --------

Cash flows from financing activities:
   Proceeds from borrowings..............................................    905,231         434,605
   Repayment of debt.....................................................   (743,375)       (363,375)
   Distributions to partners.............................................   (167,364)       (135,173)
   Capital contribution received from Alliance Capital Management
     Corporation.........................................................        566             220
   Unit options exercised................................................      6,665           6,600
                                                                            --------        --------
            Net cash provided from (used in) financing activities........      1,723         (57,123)
                                                                            --------        --------
Effect of exchange rate changes on cash and cash equivalents ............      -                -
                                                                            --------        --------

Net increase in cash and cash equivalents................................     13,115         101,128
Cash and cash equivalents at beginning of period.........................     75,186          63,761
                                                                            --------        --------
Cash and cash equivalents at end of period...............................  $  88,301       $ 164,889
                                                                            ========        ========



     See accompanying notes to condensed consolidated financial statements.

                        ALLIANCE CAPITAL MANAGEMENT L.P.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1999

                                   (unaudited)


1.   Basis of Presentation

     The unaudited interim condensed consolidated financial statements of Alliance Capital Management L.P. (the "Partnership") included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) financial position at June 30, 1999, (b) results of operations for the three months and six months ended June 30, 1999 and 1998 and (c) cash flows for the six months ended June 30, 1999 and 1998, have been made.

2.   Reclassification

     Certain prior period amounts have been reclassified to conform with the current period presentation.

3.   Proposed Reorganization

     The Partnership has announced a proposed reorganization of its business that will give Unitholders in the Partnership the choice between (1) continuing to hold liquid Units of the Partnership listed on the New York Stock Exchange that are subject to a federal tax on the Partnership's gross business income and (2) holding a highly illiquid interest in a new private limited partnership that is not subject to that tax. The proposed reorganization will require the approval of a majority of the Partnerships' unaffiliated public Unitholders and certain other contractual and regulatory approvals. The Partnership expects that the reorganization and exchange offer will be completed in the fourth quarter of 1999.

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


                                                             Three Months Ended            Six Months Ended
                                                           ----------------------         -------------------
                                                           6/30/99        6/30/98         6/30/99     6/30/98
                                                           -------        -------         -------     -------
                                                                (in thousands, except per Unit amounts)

     Net income........................................   $ 97,214       $ 75,841        $195,268    $144,825
                                                           =======        =======         =======     =======
     Weighted average Units outstanding-
       Basic net income per Unit.......................    171,043        169,914         170,804     169,609

     Dilutive effect of employee Unit options..........      5,325          5,444           5,164       5,340
                                                           -------        -------         -------     -------

     Weighted average Units outstanding-
       Diluted net income per Unit.....................    176,368        175,358         175,968     174,949
                                                           =======        =======         =======     =======

     Basic net income per Unit.........................    $  0.56        $  0.44         $  1.13     $  0.85
                                                           =======        =======         =======     =======
     Diluted net income per Unit.......................    $  0.55        $  0.43         $  1.10     $  0.82
                                                           =======        =======         =======     =======


8.   Supplemental Cash Flow Information

     Cash payments for interest and income taxes were as follows (in thousands):

                                         Three Months Ended         Six Months Ended
                                       ----------------------      -------------------
                                       6/30/99        6/30/98      6/30/99     6/30/98
                                       -------        -------      -------     -------
         Interest..................   $  1,747       $    764     $  4,108     $ 2,518
         Income taxes..............     56,875          6,246       64,274      10,181

9.   Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133")"Accounting for Derivative Instruments and Hedging Activities". Under this Statement, an entity is required to recognize derivative instruments as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. In addition, any entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Management of the Partnership intends to adopt this Statement on January 1, 2001 and does not believe that the adoption of the Statement will have a material effect on its results of operations, liquidity, or capital resources.

10.  Cash Distribution

     On July 29, 1999, the General Partner declared a distribution of $93,347,000 or $0.54 per Unit representing the Available Cash Flow (as defined in the Partnership Agreement) of the Partnership for the three months ended June 30, 1999. The distribution is payable on August 16, 1999 to holders of record on August 9, 1999.

11.  Subsequent Event

     On July 21, 1999, the Partnership entered into a new $200 million three year revolving credit facility with a group of commercial banks that increased the Partnership's borrowing capacity to $625 million. The new revolving credit facility, the terms of which are generally similar to the existing $425 million credit facility, will be used to fund commission payments to financial intermediaries for the sale of back-end load shares under the Partnership's mutual fund distribution system and for general working capital purposes. The new facility contains covenants which require the Partnership to, among other things, meet certain financial ratios.

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

The Partnership's revenues are largely dependent on the total value and composition of assets under its management. Assets under management grew to $321.0 billion as of June 30, 1999, an increase of 22.3% from June 30, 1998 primarily as a result of market appreciation, good investment performance, and strong net sales of Alliance mutual funds. Active equity and balanced account assets under management, which comprise approximately 57% of total assets under management, grew 32%. Active fixed income account assets under management, which comprise approximately 34% of total assets under management, increased by 9%.

In the second quarter of 1999, sales of Alliance mutual fund shares, excluding cash management products, grew 30.2% to $13.8 billion compared to sales of $10.6 billion in the second quarter of 1998. The increase in mutual fund sales, principally domestic U.S. equity mutual funds, offset partially by an increase in mutual fund redemptions, resulted in net mutual fund sales of $7.1 billion, an increase of 6.0% from $6.7 billion in the second quarter of 1998.

Assets Under Management (1):
(Dollars in billions)           6/30/99      6/30/98      $ Change    % Change
--------------------------------------------------------------------------------
Alliance mutual funds:
   Mutual funds                  $ 77.6       $ 53.5         $24.1        45.0%
   Variable products               36.0         28.9           7.1        24.6
   Cash management products        27.3         24.7           2.6        10.5
--------------------------------------------------------------------------------
                                  140.9        107.1          33.8        31.6
--------------------------------------------------------------------------------
Separately managed accounts:
   Affiliated clients              29.7         29.6           0.1         0.3
   Third party clients            150.4        125.8          24.6        19.6
--------------------------------------------------------------------------------
                                  180.1        155.4          24.7        15.9
--------------------------------------------------------------------------------
Total                            $321.0       $262.5         $58.5        22.3%
--------------------------------------------------------------------------------

Assets under management at June 30, 1999 were $321.0 billion, an increase of $58.5 billion or 22.3% from June 30, 1998. The Partnership's mutual fund assets under management at June 30, 1999 were $140.9 billion, an increase of $33.8 billion or 31.6% from June 30, 1998, due principally to net sales of mutual funds and variable products of $20.5 billion and market appreciation of $11.5 billion. Separately managed account assets under management at June 30, 1999 for third party clients and affiliated clients were $180.1 billion, an increase of $24.7 billion or 15.9% from June 30, 1998. The increase was primarily due to market appreciation of $25.0 billion.

Assets Under Management(1):
(Dollars in billions)                6/30/99          6/30/98        % Change
--------------------------------------------------------------------------------
Active equity & balanced
   Domestic                           $161.5           $123.9          30.3%
   Global & international               20.1             13.4          50.0
Active fixed income
   Domestic                             92.0             86.3           6.6
   Global & international               15.6             12.0          30.0
Index
   Domestic                             26.9             23.5          14.5
   Global & international                4.9              3.4          44.1
--------------------------------------------------------------------------------
Total                                 $321.0           $262.5           22.3%
--------------------------------------------------------------------------------


Average Assets Under Management (1):

                                       Three months ended                   Six months ended
                                -------------------------------      ------------------------------
(Dollars in billions)           6/30/99    6/30/98     % Change      6/30/99    6/30/98    % Change
---------------------------------------------------------------------------------------------------
Alliance mutual funds           $ 131.5    $ 101.6        29.4%      $ 126.7    $  95.7       32.4%
Separately managed accounts:
   Affiliated clients              29.9       29.4         1.7          29.7       29.3        1.4
   Third party clients            145.5      122.2        19.1         143.7      117.0       22.8
---------------------------------------------------------------------------------------------------
Total                            $306.9     $253.2        21.2%      $ 300.1     $242.0      24.0%
---------------------------------------------------------------------------------------------------


Changes in Asset Under Management(1):

(Dollars in billions)                 1999                                1998
---------------------------------------------------------------------------------------------
                         Separately   Alliance             Separately    Alliance
                            Managed     Mutual                Managed      Mutual
                           Accounts      Funds    Total      Accounts       Funds      Total
---------------------------------------------------------------------------------------------
Balance at January 1,        $168.1     $118.6   $286.7        $133.7       $85.0     $218.7
---------------------------------------------------------------------------------------------
  New business/sales            3.6       25.5     29.1           5.0        18.3       23.3
  Terminations/redemptions     (1.7)     (12.1)   (13.8)         (3.0)       (7.0)     (10.0)
  Net cash management sales       -        0.8      0.8             -         4.0        4.0
  Cash flow                    (2.5)      (0.6)    (3.1)          1.7        (0.6)       1.1
  Transfers                    (0.5)       0.5        -             -           -          -
  Appreciation                 13.1        8.2     21.3          18.0         7.4       25.4
---------------------------------------------------------------------------------------------
  Net change                   12.0       22.3     34.3          21.7        22.1       43.8
---------------------------------------------------------------------------------------------
Balance at June 30,          $180.1     $140.9   $321.0        $155.4      $107.1     $262.5
---------------------------------------------------------------------------------------------

(1) Includes 100% of assets under management by unconsolidated joint venture subsidiaries and affiliates. Includes $2.2 billion mutual fund assets and $0.5 billion separately managed account assets at June 30, 1999 and $0.9 billion mutual fund assets and $0.4 billion separately managed account assets at June 30, 1998.

Assets under management at June 30, 1999 were $321.0 billion, an increase of $19.7 billion or 6.5% from March 31, 1999 and an increase of $34.3 billion or 12.0% from December 31, 1998.

Alliance mutual fund assets under management at June 30, 1999 were $140.9 billion, an increase of $13.6 billion or 10.7% from March 31, 1999 and an increase of $22.3 billion or 18.8% from December 31, 1998. The increase from March 31, 1999 was principally due to net sales of mutual funds and cash management products of $6.6 billion and $0.7 billion, respectively, and market appreciation of $5.6 billion. The increase from December 31, 1998 was due principally to net sales of mutual funds and variable products of $12.4 billion and $1.1 billion, respectively, and market appreciation of $8.2 billion.

Separately managed account assets under management at June 30, 1999 for third party clients and affiliated clients were $180.1 billion, an increase of $6.0 billion or 3.4% from March 31, 1999 and an increase of $12.0 billion or 7.1% from December 31, 1998. The increase from March 31, 1999 was primarily due to market appreciation of $7.4 billion and new client accounts of $1.9 billion, reduced by net asset outflows from affiliated client accounts of $0.3 billion, net third party client account terminations and asset withdrawals of $2.5 billion and transfers out of affiliated client accounts of $0.5 billion into mutual funds. The increase from December 31, 1998 was primarily due to market appreciation of $13.1 billion and new client accounts of $3.6 billion, net asset additions to affiliated client accounts of $1.2 billion offset by net third party client account terminations and asset withdrawals of $5.4 billion and transfers out of affiliated client accounts of $0.5 billion into mutual funds.

Consolidated Results of Operations
                                                    Three months ended                    Six months ended
(Dollars & Units in millions,                --------------------------------      --------------------------------
except per Unit amounts)                     6/30/99     6/30/98     % Change      6/30/99      6/30/98    % Change
-------------------------------------------------------------------------------------------------------------------
Net income                                     $97.2      $75.8        28.2%         195.3      $ 144.8      34.9%
Net income per Unit(1):
   Basic                                       $0.56      $0.44        27.3          $1.13      $  0.85      32.9
   Diluted                                     $0.55      $0.43        27.9          $1.10      $  0.82      34.1
Weighted average number of Units outstanding:
   Basic                                       171.0      169.9         0.6          170.8        169.6       0.7
   Diluted                                     176.4      175.4         0.6          176.0        174.9       0.6

Pre-tax margin(2):                             36.5%      35.3%         -             35.9%       34.1%       -
-------------------------------------------------------------------------------------------------------------------
(1)  Unit and per Unit amounts for all periods prior to the two-for-one Unit split in 1998 have been restated.

(2)  Calculated after netting distribution revenues against total expenses.

Net income for the three months ended June 30, 1999 increased $21.4 million or 28.2% to $97.2 million from $75.8 million for the three months ended June 30, 1998. The increase was principally due to an increase in investment advisory and services fees resulting primarily from higher average assets under management.

Revenues

                                                     Three months ended                    Six months ended
                                             --------------------------------      --------------------------------
(Dollars in millions)                        6/30/99    6/30/98      % Change      6/30/99      6/30/98    % Change
-------------------------------------------------------------------------------------------------------------------
Investment advisory and services fees:
   Alliance mutual funds                      $185.9     $145.2         28.0%      $ 380.8       $287.7      32.4%
   Separately managed accounts:
     Affiliated clients                         14.2       16.8        (15.5)         26.9         30.2      (10.9)
     Third party clients                        91.2       75.8         20.3         189.0        155.4       21.6
Distribution revenues                          105.2       76.1         38.2         198.8        142.3       39.7
Shareholder servicing fees                      15.5       11.1         39.6          28.8         19.5       47.7
Other revenues                                   6.9        7.1         (2.8)         14.4         13.0       10.8
-------------------------------------------------------------------------------------------------------------------
Total                                         $418.9     $332.1         26.1%       $838.7       $648.1       29.4%
-------------------------------------------------------------------------------------------------------------------


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

Certain investment advisory agreements provide for performance fees in addition to a base fee. Performance fees are earned when investment performance exceeds a contractually agreed upon benchmark, or calculated as a percentage of investment returns of a portfolio. Accordingly, these fees may increase the volatility of the Partnership's revenues and earnings and are more likely to be higher in favorable markets and lower in unfavorable markets. Performance fees increased to $50.6 million for the six months ended June 30, 1999 from $43.0 million for the six months ended June 30, 1998. Performance fees were $8.0 million for the three months ended June 30, 1999 compared to $8.7 million for the three months ended June 30, 1998.

Investment advisory and services fees from Alliance mutual funds increased by $40.7 million or 28.0% for the three months ended June 30, 1999, primarily as a result of a 29.4% increase in average assets under management. Investment advisory and services fees from Alliance mutual funds increased by $93.1 million or 32.4% for the six months ended June 30, 1999, primarily as a result of a 32.4% increase in average assets under management and a $9.1 million increase in performance fees from certain hedge funds.

Investment advisory and services fees from affiliated clients, primarily the General Accounts of ELAS, decreased by $2.6 million or 15.5% and $3.3 million or 10.9% for the three months and six months ended June 30, 1999, respectively, due to lower performance fees partially offset by increased base investment advisory and services fees.

Investment advisory and services fees from third party clients increased by $15.4 million or 20.3% and $33.6 million or 21.6% for the three and six months ended June 30, 1999 principally due to an increase in average assets under management of 19.1% and 22.8%, respectively. The increase in third party client assets under management was primarily a result of market appreciation.

DISTRIBUTION REVENUES
The Partnership's subsidiary, Alliance Fund Distributors, Inc. ("AFD"), acts as distributor of the Alliance mutual funds and receives distribution plan fees from those funds in reimbursement of distribution expenses it incurs. Distribution revenues increased 38.2% for the three months and 39.7% for the six months ended June 30, 1999 principally due to higher average mutual fund assets under management resulting from strong sales of Back-End Load Shares under the Partnership's mutual fund distribution system (the "System") described under "Capital Resources and Liquidity" and market appreciation.

SHAREHOLDER SERVICING FEES
The Partnership's subsidiaries, Alliance Fund Services, Inc. and ACM Fund Services S.A., provide transfer agency services to the Alliance mutual funds. Shareholder servicing fees increased 39.6% for the three months and 47.7% for the six months ended June 30, 1999, the result of increases in the number of mutual fund shareholder accounts serviced and increases in fee rates. The number of shareholder accounts serviced increased to approximately 4.5 million as of June 30, 1999 compared to 3.5 million as of June 30, 1998.

OTHER REVENUES
Other revenues consist principally of administration and recordkeeping services provided to the Alliance mutual funds and the General Accounts of ELAS and its insurance subsidiary. Investment income and changes in value of other investments are also included in other revenues. Other revenues increased for the six months ended June 30, 1999, principally as a result of increased market values of the Partnership's hedge fund investments and interest and dividend income. Other revenues decreased for the three months ended June 30, 1999, principally as a result of a smaller increase in the market value of hedge fund investments offset by increased interest and dividend income.

EXPENSES
                                                Three months ended                     Six  months ended
                                        -----------------------------------     -------------------------------
(Dollars in millions)                   6/30/99      6/30/98       % Change     6/30/99     6/30/98    % Change
---------------------------------------------------------------------------------------------------------------
Employee compensation and benefits      $102.7       $  82.2         24.9%       $221.0      $170.0       30.0%
Promotion and servicing                  151.0         115.1         31.2         290.4       216.2       34.3
General and administrative                45.4          41.3          9.9          87.7        83.4        5.2
Interest                                   4.5           2.2        104.5           8.0         4.2       90.5
Amortization of intangible assets          1.0           1.0          -             1.9         1.9         -
---------------------------------------------------------------------------------------------------------------
Total                                   $304.6       $241.8          26.0%       $609.0      $475.7       28.0%
---------------------------------------------------------------------------------------------------------------


EMPLOYEE COMPENSATION AND BENEFITS

Employee compensation and benefits include salaries, commissions, fringe benefits and incentive compensation based on profitability. Provisions for future payments to be made under certain deferred compensation arrangements are also included in employee compensation and benefits expense.

Employee compensation and benefits increased 24.9% for the three months and 30.0% for the six months ended June 30, 1999 primarily as a result of higher incentive compensation due to increased operating earnings and increased base compensation and commissions. Base compensation increased principally due to an increase in the number of employees working in the Partnership's mutual fund and technology areas combined with salary increases. The Partnership had 2,288 employees at June 30, 1999 compared to 1,902 at June 30, 1998. Commissions increased primarily due to higher mutual fund sales.

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

Promotion and servicing expenses increased 31.2% for the three months and 34.3% for the six months ended June 30, 1999 primarily due to increased distribution plan payments resulting from higher average domestic, offshore and cash management mutual fund assets under management. An increase in amortization of deferred sales commissions as a result of higher sales of Back-End Load Shares (see "Capital Resources and Liquidity") also contributed to the increase in promotion and servicing expense. Other promotion and servicing expenses increased primarily as a result of higher travel and entertainment costs and higher promotional expenditures incurred in connection with mutual fund sales initiatives.

GENERAL AND ADMINISTRATIVE
General and administrative expenses include technology, professional fees, occupancy, communications, equipment and similar expenses. General and administrative expenses increased 9.9% and 5.2% for the three and six months ended June 30, 1999 due principally to higher expenses incurred in connection with the Year 2000 project and other technology initiatives and increased occupancy costs. A $10.0 million provision was recorded in March 1998 for the future acquisition of the minority interest in Cursitor Alliance. See "Capital Resources and Liquidity".

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

CAPITAL RESOURCES AND LIQUIDITY
Partners' capital was $467.1 million at June 30, 1999, an increase of $36.8 million or 8.6% from $430.3 at December 31, 1998 and an increase of $8.2 million or 1.8% from $458.9 at March 31,1999.

Cash flow from operations and proceeds from borrowings have been the Partnership's principal sources of working capital. The Partnership's cash and cash equivalents increased by $13.1 million for the six months ended June 30, 1999. Cash inflows for the first six months included $126.5 million from operations, proceeds from borrowings net of debt repayments of $161.9 million and $6.7 million of proceeds from exercises of Unit options. Cash outflows included $167.4 million in distributions to Unitholders, $27.3 million in capital expenditures and net purchases of investments of $87.7 million.

Under certain circumstances through February 28, 2006, the Partnership has an option to purchase the minority interest in Cursitor Alliance LLC ("Cursitor Alliance "), a subsidiary of the Partnership formed in connection with an acquisition in 1996, and the holders of the minority interest have an option to sell the minority interest to the Partnership for cash, Units, or a combination thereof with a value of not less than $10.0 million or more than $37.0 million ("Buyout Price"). The Buyout Price will be determined based on the amount of global asset allocation investment advisory revenues earned by Cursitor Alliance during a twelve-month period ending on the February 28th preceding the date either option is exercised. Due to the substantial decline in Cursitor Alliance revenues through March 1998, management of the Partnership estimated that the Buyout Price for the minority interest will be $10.0 million, which will be substantially higher than its estimated fair value. Accordingly, the Partnership recorded a $10.0 million provision for the Buyout Price in the first quarter of 1998.

The Partnership's mutual fund distribution system (the "System") includes a multi-class share structure. The System permits the Partnership's open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AFD at the time of sale. AFD in turn compensates the financial intermediaries distributing the funds from the front-end sales charge paid by investors. For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge ("CDSC") to AFD. While AFD is obligated to compensate the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds. Payments made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, reduced cash flow from operations by approximately $213.4 million and $121.6 million for the six months ended June 30, 1999 and June 30, 1998, respectively. Management of the Partnership believes AFD will recover the payments made to financial intermediaries for the sale of Back-End Load Shares from the higher distribution fees and CDSC it receives over periods not exceeding 5 1/2 years.

On July 21, 1999, the Partnership entered into a new $200 million three year revolving credit facility with a group of commercial banks that increased the Partnership's borrowing capacity under all facilities to $625 million. The new revolving credit facility, the terms of which are generally similar to the previously existing $425 million credit facility, will be used to fund commission payments to financial intermediaries for the sale of Back-End Load Shares under the Partnership's mutual fund distribution system and for general working capital purposes. Both facilities contain covenants which require the Partnership to, among other things, meet certain financial ratios.

The Partnership has a $425 million revolving credit facility with a group of commercial banks and a $425 million commercial paper program. Borrowings under this facility and the Partnership's commercial paper program may not exceed $425 million in the aggregate. The $425 million revolving credit facility is used to provide backup liquidity for commercial paper issued under the Partnership's commercial paper program, to fund commission payments to financial intermediaries for the sale of Back-End Load Shares under the Partnership's mutual fund distribution system, and for general working capital purposes. As of June 30, 1999, the Partnership had $352 million principal amount of commercial paper outstanding, an increase of $172 million from December 31, 1998, to fund commission payments to financial intermediaries and for capital expenditures. There are no borrowings outstanding under either of the Partnership's revolving credit facilities.

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

Proposed Reorganization

The Partnership announced a proposed reorganization of its business that will give Unitholders in the Partnership the choice between (1) continuing to hold liquid Units of the Partnership listed on the New York Stock Exchange that are subject to a federal tax on the Partnership's gross business income and (2) holding a highly illiquid interest in a new private limited partnership that is not subject to that tax. The proposed reorganization will require the approval of a majority of the Partnerships' unaffiliated public Unitholders and certain other contractual and regulatory approvals. The Partnership expects that the reorganization and exchange offer will be completed in the fourth quarter of 1999.

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

By June 30, 1998, the Partnership had completed its inventory and assessment of its domestic and international computer systems and applications, identified mission critical systems (those systems where loss of their function would result in an immediate stoppage or significant impairment to core business units) and nonmission critical systems and determined which of these systems is not Year 2000 compliant. All third-party suppliers of mission critical computer systems and applications and nonmission critical systems were contacted to verify whether their systems and applications will be Year 2000 compliant and their responses are being evaluated. Substantially all of those contacted have responded and approximately 90% have informed the Partnership that their systems and applications are or will be Year 2000 compliant. All mission critical and nonmission critical systems supplied by third parties have been tested with the exception of those third parties not able to comply with the Partnership's testing schedule. The Partnership expects that all testing will be completed before the end of 1999.

The Partnership has remediated, replaced or retired all of its noncompliant mission critical systems and applications with the exception of one portfolio management system, which will be replaced by a Year 2000 compliant system by August 31, 1999. All nonmission critical systems have been remediated.

After each system has been remediated, it is tested with 19XX dates to determine if it still performs its intended business function correctly. Next, each system undergoes a simulation test using dates occurring after December 31, 1999. Inclusive of the replacement and retirement of some of its systems, the Partnership has completed these testing phases for 98% of mission critical systems and 100% of nonmission critical systems. Integrated systems tests were conducted to verify that the systems would continue to work together. Full integration testing of all mission critical and nonmission critical systems is complete. Testing of interfaces with third-party suppliers has begun and will continue throughout 1999.

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

The Partnership, with the assistance of a consulting firm, has developed Year 2000 specific contingency plans with emphasis on mission critical functions. These plans seek to provide alternative methods of processing in the event of a failure that is outside the Partnership's control.

The current cost estimate of the Year 2000 initiative ranges from approximately $40 million to $45 million. These costs consist principally of modification and testing and costs to develop formal Year 2000 specific contingency plans. These costs, which will generally be expensed as incurred, will be funded from the Partnership's operations and the issuance of debt. Through June 30, 1999, the Partnership had incurred approximately $36.0 million of costs related to the Year 2000 initiative. At this time, management of the Partnership believes that the costs associated with resolving the Year 2000 issue will not have a material adverse effect on the Partnership's results of operations, liquidity or capital resources.

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

COMMITMENTS AND CONTINGENCIES

The Partnership's capital commitments, which consist primarily of operating leases for office space, are generally funded from future operating cash flows.

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

Four money market mutual funds sponsored by the Partnership (the "Money Market Funds") own an aggregate of $570 million of funding agreements issued by General American Life Insurance Company ("General American"). The funding agreements mature on July 10, 2000 but permit the holder to redeem the principal amount thereof on seven days written notice. The funding agreements comprise less than 3.83% of the net assets of any of the four Money Market Funds. The Money
Market Funds gave written notices on August 2, 1999.

On August 10, 1999 General American announced that in light of the redemption notices issued by owners of a substantial portion of the funding agreements, including the Money Market Funds, it was unable to honor the redemption notices in a timely fashion. General American stated that it has adequate assets to fulfill the redemption requests but that it has inadequate cash to meet the redemption requests at this time.

ELAS has obtained letters of credit in favor of the Money Market Funds under which the Money Market Funds may first draw on July 10, 2000, the maturity date of the funding agreements, to pay principal in an amount up to the face amount of the funding agreements if General American continues not to honor the redemption requests. These letters of credit are intended to prevent the net asset value in any Fund from dropping below $1.00 per share in the event General American continues not to honor the redemption requests. The Partnership has entered into a reimbursement agreement with ELAS under which it is obligated to reimburse ELAS for all amounts drawn down by the Money Market Funds under the letters of credit and to pay certain fees and expenses to ELAS. The Partnership may satisfy its financial obligations to ELAS in cash or Units valued in accordance with the Partnership Agreement. The reimbursement agreement is set forth in its entirety as an exhibit hereto. The Partnership is unable to determine at this time whether or to what extent the Money Market Funds will draw down funds under the letters of credit. While the ultimate outcome of this matter cannot be determined at this time, management of the Partnership does not expect that it will have a material adverse effect on the Partnership's consolidated financial condition.

CHANGES IN ACCOUNTING PRINCIPLES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". Under this Statement, an entity is required to recognize derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, any entity that elects to apply hedge accounting is required to establish at the inception of the hedge, the method it will use for assessing effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Management of the Partnership intends to adopt this Statement on January 1, 2001 and does not believe that the adoption of the Statement will have a material effect on its results of operations, liquidity, or capital resources.

CASH DISTRIBUTIONS

The Partnership is required to distribute all of its Available Cash Flow, as defined in the Partnership Agreement, to the General Partner and Unitholders. The Partnership's Available Cash Flow and Distributions per Unit for the three and six months ended June 30, 1999 and 1998 were as follows:

                                        Three months ended        Six months ended
                                        -------------------      -------------------
                                        6/30/99     6/30/98      6/30/99     6/30/98
---------------------------------------------------------------------------------------
Available Cash Flow (in thousands)      $93,347     $72,200     $186,663    $137,294
Distributions Per Unit                  $  0.54     $  0.42     $   1.08    $   0.80
---------------------------------------------------------------------------------------

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

                                     Part II

                                OTHER INFORMATION
                                -----------------

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

              None.

Item 5.       Other Information

              None.

Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits

                   1. Reimbursement Agreement dated as of August 16, 1999 between Alliance Capital Management L.P. and The Equitable Life Assurance Society of the United States.

                   2. The Revolving Credit Agreement dated as of July 21, 1999 among Alliance Capital Management L.P., as Borrower, and the lending institutions listed on Schedule 1 thereto, collectively as Banks, and Fleet National Bank, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent, and Banque Nationale de Paris, as Documentation Agent is filed as Exhibit 10.43 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 3, 1999 by Alliance Capital Management L.P. II.

             (b)   Reports on Form 8-K

                   None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: August 16, 1999                 By: Alliance Capital Management
                                           Corporation, its General Partner


                                       By: /s/ Robert H. Joseph, Jr.
                                           -------------------------------------
                                           Robert H. Joseph, Jr.
                                           Senior Vice President &
                                           Chief Financial Officer