Form 10-Q
period 1999-09-30
ALLIANCE CAPITAL MANAGEMENT HOLDING LP
filed 1999-11-15
CIK 825313

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1999
                               -------------------------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File No. 1-9818

                    ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
                   (Formerly Alliance Capital Management L.P.)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     13-3434400
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1345 Avenue of the Americas, New York, NY            10105
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

The number of Units representing assignments of beneficial ownership of Limited Partnership Interests outstanding as of September 30, 1999 was 171,265,623 Units.

                    ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
                   (Formerly Alliance Capital Management L.P.)

                               Index to Form 10-Q


                                     Part I

                              FINANCIAL INFORMATION
                              ---------------------

Item 1.    Financial Statements                                            Page

           Condensed Consolidated Statements of Financial Condition          1

           Condensed Consolidated Statements of Income                       2

           Condensed Consolidated Statements of Changes in
             Partners' Capital                                               3

           Condensed Consolidated Statements of Cash Flows                   4

           Notes to Condensed Consolidated Financial Statements             5-7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            8-17



                                    Part II

                               OTHER INFORMATION
                               -----------------

Item 1.    Legal Proceedings                                                18

Item 2.    Changes in Securities                                            18

Item 3.    Defaults Upon Senior Securities                                  18

Item 4.    Submission of Matters to a Vote of
             Security Holders                                               18

Item 5.    Other Information                                                19

Item 6.    Exhibits and Reports on Form 8-K                                19-20

                                     Part I

                              FINANCIAL INFORMATION



Item 1.   Financial Statements

                    ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
                   (Formerly Alliance Capital Management L.P.)
            Condensed Consolidated Statements of Financial Condition

                                 (in thousands)



                                   ASSETS                       9/30/99          12/31/98
                                   ------                       -------          --------
                                                              (unaudited)

Cash and cash equivalents...................................   $    86,138      $    75,186
Receivable from brokers and dealers for sale
   of shares of Alliance mutual funds.......................       159,131          159,095
Fees receivable:
   Alliance mutual funds....................................        98,195           80,167
   Separately managed accounts:
     Affiliated clients.....................................         6,680            6,682
     Third party clients....................................        89,022           86,166
Investments, available-for-sale.............................       249,952           94,743
Furniture, equipment and leasehold improvements, net........       129,707           96,401
Intangible assets, net......................................        99,029          102,001
Deferred sales commissions, net.............................       560,116          375,293
Other assets................................................        77,024           56,858
                                                               -----------      -----------
   Total assets.............................................   $ 1,554,994      $ 1,132,592
                                                               ===========      ===========


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

Liabilities:

   Payable to Alliance mutual funds for share purchases.....   $   211,361       $  199,316
   Accounts payable and accrued expenses....................       202,264          202,980
   Accrued compensation and benefits........................       259,519          106,929
   Debt.....................................................       401,963          190,210
   Minority interests in consolidated subsidiaries .........         3,033            2,884
                                                               -----------       ----------
     Total liabilities......................................     1,078,140          702,319

   Partners' capital........................................       476,854          430,273
                                                               -----------      -----------
     Total liabilities and partners' capital................    $1,554,994       $1,132,592
                                                               ===========      ===========




          See accompanying notes to condensed consolidated financial statements.

                    ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
                   (Formerly Alliance Capital Management L.P.)
                   Condensed Consolidated Statements of Income

                                   (unaudited)
                     (in thousands, except per Unit amounts)


                                                                    Three Months Ended              Nine Months Ended
                                                                   ---------------------           --------------------
                                                                   9/30/99       9/30/98           9/30/99      9/30/98
                                                                   -------       -------           -------      -------
Revenues:
   Investment advisory and services fees:
     Alliance mutual funds.......................................  $207,329      $148,108          $588,156     $435,813
     Separately managed accounts:
       Affiliated clients........................................    12,222        13,258            39,116       43,444
       Third party clients.......................................    87,414        69,392           276,386      224,761
   Distribution revenues.........................................   115,483        79,698           314,313      221,987
   Shareholder servicing fees....................................    16,272        11,677            45,069       31,258
   Other revenues ...............................................     6,442         4,730            20,806       17,737
                                                                   --------      --------        ----------     --------
                                                                    445,162       326,863         1,283,846      975,000
                                                                   --------      --------        ----------     --------

Expenses:

   Employee compensation and benefits............................   113,521        81,835           334,493      251,865
   Promotion and servicing:
     Distribution plan payments to financial intermediaries:
       Affiliated................................................    26,983        22,008            77,858       58,734
       Third party...............................................    56,604        47,161           166,473      133,289
     Amortization of deferred sales commissions..................    42,990        29,296           117,688       77,792
     Other.......................................................    30,164        22,418            85,060       67,287
   General and administrative....................................    47,825        37,707           135,564      121,104
   Interest......................................................     6,519         1,698            14,499        5,852
   Amortization of intangible assets.............................       963         1,115             2,890        3,035
                                                                   --------     ---------         ---------     --------
                                                                    325,569       243,238           934,525      718,958
                                                                   --------     ---------         ---------     --------

Income before income taxes.......................................   119,593        83,625           349,321      256,042
   Income taxes..................................................    17,939        13,377            52,399       40,969
                                                                   --------     ---------         ---------    ---------
Net income.......................................................  $101,654     $  70,248         $ 296,922    $ 215,073
                                                                   ========     =========         =========    =========
Net income per Unit:
     Basic.......................................................  $   0.59     $    0.41         $    1.72    $    1.25
                                                                   ========     =========         =========    =========
     Diluted.....................................................  $   0.57     $    0.40         $    1.67    $    1.22
                                                                   ========     =========         =========    =========



     See accompanying notes to condensed consolidated financial statements.

                    ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
                   (Formerly Alliance Capital Management L.P.)
                      Condensed Consolidated Statements of
                          Changes in Partners' Capital
                            and Comprehensive Income

                                   (unaudited)
                                 (in thousands)


                                                                 Three Months Ended         Nine Months Ended
                                                                ---------------------      --------------------
                                                                9/30/99       9/30/98      9/30/99      9/30/98
                                                                -------       -------      -------      -------

Partners' capital - beginning of period....................    $467,062      $416,908      $430,273    $398,051
   Comprehensive income:
       Net income..........................................     101,654        70,248       296,922     215,073
       Unrealized gain (loss) on investments, net..........        (781)       (1,129)          370        (244)
       Foreign currency translation adjustment, net........       1,032           (54)        1,035         (54)
                                                               --------      --------      ---------   --------
       Comprehensive income................................     101,905        69,065       298,327     214,775
   Capital contribution received from Alliance Capital

     Management Corporation................................          90           860         1,156       2,579
   Cash distributions to partners..........................     (93,381)      (72,201)     (260,745)   (207,373)
   Proceeds from Unit options exercised....................       1,178           654         7,843       7,254
                                                               --------      --------      ---------   --------
Partners' capital - end of period..........................    $476,854      $415,286      $476,854    $415,286
                                                               ========      ========      ========    ========















     See accompanying notes to condensed consolidated financial statements.

                    ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
                   (Formerly Alliance Capital Management L.P.)
                 Condensed Consolidated Statements of Cash Flows

                                   (unaudited)
                                 (in thousands)


                                                                                  Nine Months Ended
                                                                              -----------------------
                                                                              9/30/99         9/30/98
                                                                              -------         -------
Cash flows from operating activities:
   Net income............................................................    $ 296,922       $ 215,073
   Adjustments to reconcile net income to net cash provided
     from operating activities:
     Amortization and depreciation.......................................      135,392          92,875
     Other, net..........................................................       16,247          10,781
     Changes in assets and liabilities:
       (Increase) in receivable from brokers and dealers for sale
         of shares of Alliance mutual funds..............................          (36)        (22,037)
       (Increase) in fees receivable from Alliance mutual funds,
         affiliated clients and third party clients......................      (20,426)        (12,143)
       (Increase) in deferred sales commissions..........................     (302,511)       (180,450)
       (Increase) in other assets........................................      (23,529)        (22,724)
       Increase in payable to Alliance mutual funds for share
         purchases.......................................................       12,045          37,850
       Increase (decrease) in accounts payable and accrued expenses......       (2,141)         56,477
       Increase in accrued compensation and benefits, less
          deferred compensation..........................................      149,052         114,321
                                                                            ----------        --------
            Net cash provided from operating activities..................      261,015         290,023
                                                                             ---------        --------
Cash flows from investing activities:
   Purchase of investments...............................................     (877,790)       (309,460)
   Proceeds from sale of investments.....................................      723,130         293,161
   Additions to furniture, equipment and leasehold
     improvements, net...................................................      (47,585)        (23,683)
   Other ................................................................         (142)              -
                                                                            ----------        --------
            Net cash used in investing activities........................     (202,387)        (39,982)
                                                                            ----------        --------
Cash flows from financing activities:
   Proceeds from borrowings.............................................     1,766,728         683,790
   Repayment of debt.....................................................   (1,562,375)       (572,375)
   Distributions to partners.............................................     (260,744)       (207,373)
   Capital contribution received from Alliance Capital Management
     Corporation.........................................................          656             329
   Unit options exercised................................................        7,842           7,254
                                                                            ----------        --------
            Net cash used in financing activities........................      (47,893)        (88,375)
                                                                            ----------        --------

Effect of exchange rate changes on cash and cash equivalents ............          217             (54)
                                                                            ----------        --------

Net increase in cash and cash equivalents................................       10,952         161,612
Cash and cash equivalents at beginning of period.........................       75,186          63,761
                                                                            ----------        --------
Cash and cash equivalents at end of period...............................   $   86,138       $ 225,373
                                                                            ==========       =========


     See accompanying notes to condensed consolidated financial statements.

                    ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
                   (Formerly Alliance Capital Management L.P.)
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999

                                   (unaudited)

1.   Reorganization

     At a special meeting of unitholders held on September 22, 1999, the unitholders of Alliance Capital Management Holding L.P., formerly Alliance Capital Management L.P., ("Alliance Holding" or the "Partnership"), approved both the transfer of Alliance Holding's business to Alliance Capital Management L.P., formerly Alliance Capital Management L.P. II ("Alliance Capital"), a newly-formed private limited partnership, in exchange for all units of Alliance Capital (the "Reorganization") and the amendment and restatement of Alliance Holding's partnership agreement. In connection with the Reorganization, Alliance Holding offered to its unitholders the opportunity to exchange Alliance Holding units for Alliance Capital units on a one-for-one basis (the "Exchange Offer").

     Effective at the close of business on October 29, 1999, Alliance Holding transferred its business to Alliance Capital pursuant to the Reorganization and its principal asset will be its interest in Alliance Capital and it will function solely as a holding entity through which public Unitholders will continue to own an indirect interest in Alliance Capital's business.

2.   Basis of Presentation

     The unaudited interim condensed consolidated financial statements of the Partnership included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) financial position at September 30, 1999, (b) results of operations for the three months and nine months ended September 30, 1999 and 1998 and (c) cash flows for the nine months ended September 30, 1999 and 1998, have been made.

3.   Reclassification

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

     In connection with the Reorganization and Exchange Offer, on September 29, 1999, a purported class action complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County against Alliance Holding, Alliance Capital, Alliance Capital Management Corporation and certain other defendants affiliated with the Partnership which sought, among other things, to enjoin the consummation of the reorganization and exchange offer and alleged, among other things, the amended and restated Alliance Holding partnership agreement adversely effected the Partnership Unitholders.

     On October 29, 1999, the parties to the litigation brought against Alliance Holding, Alliance Capital, Alliance Capital Management Corporation and certain other defendants affiliated with the Partnership entered into a memorandum of understanding setting forth the parties' agreement in principle to the terms of a proposed settlement of that action.

     Management of the Partnership does not believe that the resolution of this matter will have a material adverse effect on the Partnership's results of operations or financial condition.

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

                                                           Three Months Ended         Nine Months Ended
                                                         -----------------------     -------------------
                                                         9/30/99         9/30/98     9/30/99     9/30/98
                                                         -------         -------     -------     -------
                                                            (in thousands, except per Unit amounts)
     Net income.......................................   $101,654     $ 70,248      $296,922    $215,073
                                                         ========     ========      ========    ========
     Weighted average Units outstanding-
       Basic net income per Unit......................    171,228      170,204       170,947     169,810

     Dilutive effect of employee Unit options.........      5,242        5,025         5,194       5,239
                                                         --------     --------      --------    --------

     Weighted average Units outstanding-
       Diluted net income per Unit....................    176,470      175,229       176,141     175,049
                                                         ========     ========      ========    ========

     Basic net income per Unit........................    $  0.59      $  0.41       $  1.72     $  1.25
                                                          =======      =======       =======     =======
     Diluted net income per Unit......................    $  0.57      $  0.40       $  1.67     $  1.22
                                                          =======      =======       =======     =======

8.   Supplemental Cash Flow Information

     Cash payments for interest and income taxes were as follows (in thousands):

                                      Three Months Ended     Nine Months Ended
                                      ------------------    -------------------
                                      9/30/99    9/30/98    9/30/99     9/30/98
                                      -------    -------    -------     -------

         Interest..................   $ 3,655    $  782     $ 7,763     $ 3,325
         Income taxes..............    16,030     4,188      80,304      14,368

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

10.  Cash Distribution

     On October 14, 1999, the General Partner declared a distribution of $96,878,000 or $0.56 per Unit representing the Available Cash Flow (as defined in the Partnership Agreement) of the Partnership for the three months ended September 30, 1999. The distribution is payable on November 15, 1999 to holders of record on October 28, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reorganization

At a special meeting of unitholders held on September 22, 1999, the unitholders of Alliance Capital Management Holding L.P., formerly Alliance Capital Management L.P., ("Alliance Holding" or the "Partnership"), approved both the transfer of Alliance Holding's business to Alliance Capital Management L.P., formerly Alliance Capital Management L.P. II ("Alliance Capital"), a newly-formed private limited partnership, in exchange for all units of Alliance Capital (the "Reorganization") and the amendment and restatement of Alliance Holding's partnership agreement. In connection with the Reorganization, Alliance Holding offered to its unitholders the opportunity to exchange Alliance Holding units for Alliance Capital units on a one-for-one basis (the "Exchange Offer").

Effective at the close of business on October 29, 1999, Alliance Holding transferred its business to Alliance Capital pursuant to the Reorganization and its principal asset will be its interest in Alliance Capital and it will function solely as a holding entity through which public Unitholders will continue to own an indirect interest in Alliance Capital's business.

General

Through October 29, 1999, the Partnership offered and since that date Alliance Capital has offered a broad range of investment management products and services to meet the varied needs and objectives of individual and institutional investors. The Partnership derived substantially all of its revenues and net income from fees received for providing: (a) investment advisory, distribution and related services to the Alliance mutual funds, (b) investment advisory services to affiliated clients including The Equitable Life Assurance Society of the United States ("ELAS"), a wholly-owned subsidiary of AXA Financial, Inc. ("AXA Financial") and certain other Equitable affiliates and (c) investment advisory services to separately managed accounts for unaffiliated institutional investors and high-net-worth individuals ("third party clients"). The Alliance mutual funds consist primarily of a broad range of open-end load and closed-end mutual funds ("mutual funds"), variable life insurance and annuity products, including The Hudson River Trust, cash management products, principally money market funds, and certain structured products and hedge funds.

The Partnership's revenues are largely dependent on the total value and composition of assets under its management. Assets under management were $317.3 billion as of September 30, 1999, an increase of 31.2% from September 30, 1998 primarily as a result of market appreciation, good investment performance, and strong net sales of Alliance mutual funds. Active equity and balanced account assets under management, which comprise approximately 55% of total assets under management, were 46% higher. Active fixed income account assets under management, which comprise approximately 35% of total assets under management, increased by 14%.

In the third quarter of 1999, sales of Alliance mutual fund shares, excluding cash management products, were $12.3 billion compared to sales of $8.0 billion and $13.8 billion in the third quarter of 1998 and the second quarter of 1999, respectively. The increase in mutual fund sales over the 1998 third quarter, principally domestic U.S. equity mutual funds, was offset partially by an increase in mutual fund redemptions, and resulted in net mutual fund sales of $5.5 billion for the third quarter 1999, an increase of 44.7% from $3.8 billion for the third quarter 1998.

Assets Under Management (1):
(Dollars in billions)            9/30/99   9/30/98       $ Change    % Change
------------------------------------------------------------------------------
Alliance mutual funds:

   Mutual funds                  $  79.6   $  51.2         $28.4        55.5%
   Variable products                34.5      25.0           9.5        38.8
   Cash management products         29.0      23.3           5.7        24.5
------------------------------------------------------------------------------
                                   143.1      99.5          43.6        43.8
------------------------------------------------------------------------------
Separately managed accounts:
   Affiliated clients               29.5      29.1           0.4         1.4
   Third party clients             144.7     113.3          31.4        27.7
------------------------------------------------------------------------------
                                   174.2     142.4          31.8        22.3
------------------------------------------------------------------------------
Total                             $317.3    $241.9         $75.4        31.2%
------------------------------------------------------------------------------

Assets under management at September 30, 1999 were $317.3 billion, an increase of $75.4 billion or 31.2% from September 30, 1998. The Partnership's mutual fund assets under management at September 30, 1999 were $143.1 billion, an increase of $43.6 billion or 43.8% from September 30, 1998, due principally to net sales of mutual funds and variable products of $22.0 billion and market appreciation of $16.8 billion. Separately managed account assets under management at September 30, 1999 for third party clients and affiliated clients were $174.2 billion, an increase of $31.8 billion or 22.3% from September 30, 1998. The increase was primarily due to market appreciation of $31.4 billion. Assets under management decreased $3.7 billion or 1.2% from $321.0 billion at June 30, 1999, primarily due to market depreciation offset partially by net sales of Alliance mutual funds and net inflows from separately managed accounts.

Assets Under Management (1):
(Dollars in billions)            9/30/99   9/30/98       $ Change    % Change
------------------------------------------------------------------------------
Active equity & balanced
   Domestic                       $155.3     $110.6         $44.7        40.4%
   Global & international           20.8       10.2          10.6       103.9
Active fixed income
   Domestic                         94.7       85.9           8.8        10.2
   Global & international           15.8       11.4           4.4        38.6
Index
   Domestic                         25.7       20.5           5.2        25.4
   Global & international            5.0        3.3           1.7        51.5
------------------------------------------------------------------------------
Total                             $317.3     $241.9         $75.4       31.2%
------------------------------------------------------------------------------


Average Assets Under Management (1):
                                         Three months ended                 Nine months ended
                                   ----------------------------       ----------------------------
(Dollars in billions)              9/30/99   9/30/98   % Change       9/30/99   9/30/98   % Change
--------------------------------------------------------------------------------------------------
Alliance mutual funds              $ 140.0   $ 102.7     36.3%        $ 130.8   $  97.5     34.2%
Separately managed accounts:
   Affiliated clients                 30.0      29.1      3.1            29.8      29.2      2.1
   Third party clients               147.1     118.5     24.1           144.4     116.7     23.7
--------------------------------------------------------------------------------------------------
Total                               $317.1    $250.3     26.7%        $ 305.0    $243.4    25.3%
--------------------------------------------------------------------------------------------------

Changes in Assets Under Management(1):

(Dollars in billions)                           1999                                    1998
---------------------------------------------------------------------------------------------------------------
                                 Separately     Alliance                   Separately     Alliance
                                  Managed        Mutual                     Managed        Mutual
                                  Accounts       Funds        Total         Accounts       Funds        Total
---------------------------------------------------------------------------------------------------------------
Balance at January 1,              $168.1        $118.6       $286.7         $133.7         $85.0       $218.7
---------------------------------------------------------------------------------------------------------------

     New business/sales               6.1          37.8         43.9            6.0          26.8         32.8
     Terminations/redemptions        (3.0)        (18.8)       (21.8)          (3.2)        (11.5)       (14.7)
     Net cash management sales          -           2.5          2.5              -           2.6          2.6
     Cash flow                       (3.1)         (0.8)        (3.9)           0.9          (0.8)         0.1
     Transfers                       (0.5)          0.5            -              -             -            -
     Appreciation (depreciation)      6.6           3.3          9.9            5.0          (2.6)         2.4
---------------------------------------------------------------------------------------------------------------
     Net change                       6.1          24.5         30.6            8.7          14.5         23.2
---------------------------------------------------------------------------------------------------------------

Balance at September 30,           $174.2        $143.1       $317.3         $142.4         $99.5       $241.9
---------------------------------------------------------------------------------------------------------------
(1) Includes 100% of assets under management by unconsolidated joint venture subsidiaries and affiliates. Includes $2.0 billion mutual fund assets and $0.5 billion separately managed account assets at September 30, 1999 and $0.9 billion mutual fund assets and $0.4 billion separately managed account assets at
September 30, 1998.


Assets under management at September 30, 1999 were $317.3 billion, a decrease of $3.7 billion or 1.2% from June 30, 1999 and an increase of $30.6 billion or 10.7% from December 31, 1998. Alliance mutual fund assets under management at September 30, 1999 were $143.1 billion, an increase of $2.2 billion or 1.6% from June 30, 1999 and an increase of $24.5 billion or 20.7% from December 31, 1998. The increase from June 30, 1999 was principally due to net sales of mutual funds and cash management products of $5.5 billion and $1.7 billion, respectively, reduced by market depreciation of $4.8 billion. The increase from December 31, 1998 was due principally to net sales of mutual funds and variable products of $17.4 billion and $1.6 billion, respectively, and market appreciation of $3.3 billion.

Separately managed account assets under management at September 30, 1999 for third party clients and affiliated clients were $174.2 billion, an decrease of $5.9 billion or 3.3% from June 30, 1999 and an increase of $6.1 billion or 3.6% from December 31, 1998. The decrease from June 30, 1999 was primarily due to market depreciation of $6.6 billion, net asset outflows from affiliated client accounts of $0.1 billion, and third party client account terminations and net asset withdrawals of $1.7 billion. This decrease was partially offset by new third party client account assets of approximately $2.4 billion. The increase from December 31, 1998 was primarily due to market appreciation of $6.6 billion and new client accounts of $6.1 billion, net asset additions to affiliated client accounts of $1.1 billion offset by net third party client account terminations and net asset withdrawals of $7.2 billion and transfers out of affiliated client accounts of $0.5 billion into mutual funds.

Consolidated Results of Operations
                                                   Three months ended                   Nine months ended
(Dollars & Units in millions,                ------------------------------      -----------------------------
except per Unit amounts)                     9/30/99    9/30/98    % Change      9/30/99    9/30/98   % Change
--------------------------------------------------------------------------------------------------------------
Net income                                    $101.7     $70.2       44.9%        $296.9    $ 215.1     38.0%
Net income per Unit(1):
   Basic                                       $0.59     $0.41       43.9          $1.72      $1.25     37.6
   Diluted                                     $0.57     $0.40       42.5          $1.67      $1.22     36.9
Weighted average number of Units outstanding:
   Basic                                       171.2     170.2        0.6          170.9      169.8      0.6
   Diluted                                     176.5     175.2        0.7          176.1      175.0      0.6

Pre-tax margin(2):                             36.3%     33.8%         -            36.0%      34.0%      -
---------------------------------------------------------------------------------------------------------------
(1) Unit and per Unit amounts for all periods prior to the two-for-one Unit split in 1998 have been restated.
(2) Calculated after netting distribution revenues against total expenses.

Net income for the three months ended September 30, 1999 increased $31.5 million or 44.9% to $101.7 million from $70.2 million for the three months ended September 30, 1998. The increase was principally due to an increase in investment advisory and services fees resulting primarily from higher average assets under management.

Revenues

                                                   Three months ended                  Nine months ended
                                             ------------------------------     -------------------------------
(Dollars in millions)                        9/30/99    9/30/98    % Change     9/30/99     9/30/98    % Change
---------------------------------------------------------------------------------------------------------------
Investment advisory and services fees:
   Alliance mutual funds                      $207.3     $148.1       40.0%     $ 588.2      $435.8       35.0%
   Separately managed accounts:
     Affiliated clients                         12.2       13.2       (7.6)        39.1        43.4       (9.9)
     Third party clients                        87.4       69.4       25.9        276.3       224.8       22.9
Distribution revenues                          115.5       79.7       44.9        314.3       222.0       41.6
Shareholder servicing fees                      16.3       11.7       39.3         45.1        31.3       44.1
Other revenues                                   6.5        4.7       38.3         20.8        17.7       17.5
---------------------------------------------------------------------------------------------------------------
Total                                         $445.2     $326.8       36.2%    $1,283.8      $975.0       31.7%
---------------------------------------------------------------------------------------------------------------


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

Certain investment advisory agreements provide for performance fees in addition to a base fee. Performance fees are earned when investment performance exceeds a contractually agreed upon benchmark, or calculated as a percentage of investment returns of a portfolio. Accordingly, these fees may increase the volatility of the Partnership's revenues and earnings and are more likely to be higher in favorable markets and lower in unfavorable markets. Performance fees increased to $59.8 million for the nine months ended September 30, 1999 from $44.6 million for the nine months ended September 30, 1998. Performance fees were $9.2 million for the three months ended September 30, 1999 compared to $1.6 million for the three months ended September 30, 1998.

Investment advisory and services fees from Alliance mutual funds increased by $59.2 million or 40.0% for the three months ended September 30, 1999, primarily as a result of a 36.3% increase in average assets under management and a $4.9 million increase in performance fees from certain hedge funds. Investment advisory and services fees from Alliance mutual funds increased by $152.4 million or 35.0% for the nine months ended September 30, 1999, primarily as a result of a 34.2% increase in average assets under management and a $14.2 million increase in performance fees from certain hedge funds.

Investment advisory and services fees from affiliated clients, primarily the General Accounts of ELAS, decreased by $1.0 million or 7.6% and $4.3 million or 9.9% for the three months and nine months ended September 30, 1999, respectively, due to lower performance fees and a decrease in base investment advisory and services fees.

Investment advisory and services fees from third party clients increased by $18.0 million or 25.9% and $51.5 million or 22.9% for the three and nine months ended September 30, 1999 principally due to an increase in average assets under management of 24.1% and 23.7%, respectively. The increase in third party client assets under management was primarily a result of market appreciation.

DISTRIBUTION REVENUES
The Partnership's subsidiary, Alliance Fund Distributors, Inc. ("AFD"), acts as distributor of the Alliance mutual funds and receives distribution plan fees from those funds in reimbursement of distribution expenses it incurs. Distribution revenues increased 44.9% for the three months and 41.6% for the nine months ended September 30, 1999 principally due to higher average mutual fund assets under management resulting from strong sales of Back-End Load Shares under the Partnership's mutual fund distribution system (the "System") described under "Capital Resources and Liquidity" and market appreciation.

SHAREHOLDER SERVICING FEES
The Partnership's subsidiaries, Alliance Fund Services, Inc. and ACM Fund Services S.A., provide transfer agency services to the Alliance mutual funds. Shareholder servicing fees increased 39.3% for the three months and 44.1% for the nine months ended September 30, 1999, as a result of increases in the number of mutual fund shareholder accounts serviced and increases in fee rates. The number of shareholder accounts serviced increased to approximately 4.8 million as of September 30, 1999 compared to 3.5 million as of September 30, 1998.

OTHER REVENUES
Other revenues consist principally of administration and recordkeeping services provided to the Alliance mutual funds and the General Accounts of ELAS and its insurance subsidiary. Investment income and changes in value of other investments are also included in other revenues. Other revenues increased for the three and nine months ended September 30, 1999, principally as a result of increased market values of the Partnership's hedge fund investments and dividend income.

EXPENSES
                                                Three months ended                  Nine months ended
                                          -------------------------------     -------------------------------
(Dollars in millions)                     9/30/99    9/30/98     % Change     9/30/99     9/30/98    % Change
-------------------------------------------------------------------------------------------------------------
Employee compensation and benefits        $113.5     $  81.8       38.8%       $334.5      $251.9       32.8%
Promotion and servicing                    156.8       120.9       29.7         447.1       337.1       32.6
General and administrative                  47.8        37.7       26.8         135.5       121.1       11.9
Interest                                     6.5         1.7      282.4          14.5         5.9      145.8
Amortization of intangible assets            1.0         1.1       (9.1)          2.9         3.0       (3.3)
-------------------------------------------------------------------------------------------------------------
Total                                     $325.6      $243.2       33.9%       $934.5      $719.0       30.0%
-------------------------------------------------------------------------------------------------------------

EMPLOYEE COMPENSATION AND BENEFITS
Employee compensation and benefits include salaries, commissions, fringe benefits and incentive compensation based on profitability. Provisions for future payments to be made under certain deferred compensation arrangements are also included in employee compensation and benefits expense.

Employee compensation and benefits increased 38.8% for the three months and 32.8% for the nine months ended September 30, 1999 primarily as a result of higher incentive compensation due to increased operating earnings and increased base compensation and commissions. Base compensation increased principally due to an increase in the number of employees working in the Partnership's mutual fund and technology areas combined with salary increases. The Partnership had 2,299 employees at September 30, 1999 compared to 1,917 at September 30, 1998. Commissions increased primarily due to higher mutual fund sales.

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

Promotion and servicing expenses increased 29.7% for the three months and 32.6% for the nine months ended September 30, 1999 primarily due to increased distribution plan payments resulting from higher average domestic, non U.S. and cash management mutual fund assets under management. An increase in amortization of deferred sales commissions as a result of higher sales of Back-End Load Shares (see "Capital Resources and Liquidity") also contributed to the increase in promotion and servicing expense. Other promotion and servicing expenses increased primarily as a result of higher travel and entertainment costs and higher promotional expenditures incurred in connection with mutual fund sales initiatives.

GENERAL AND ADMINISTRATIVE
General and administrative expenses include technology, professional fees, occupancy, communications, equipment and similar expenses. General and administrative expenses increased 26.8% and 11.9% for the three and nine months ended September 30, 1999 due principally to higher expenses incurred in connection with the Year 2000 project and other technology initiatives and increased occupancy costs. A $10.0 million provision was recorded in March 1998 for the future acquisition of the minority interest in Cursitor Alliance. See "Capital Resources and Liquidity".

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

CAPITAL RESOURCES AND LIQUIDITY

Partners' capital was $476.9 million at September 30, 1999, an increase of $46.6 million or 10.8% from $430.3 at December 31, 1998 and an increase of $9.8 million or 2.1% from $467.1 at June 30,1999.

Cash flow from operations and proceeds from borrowings have been the Partnership's principal sources of working capital. The Partnership's cash and cash equivalents increased by $11.0 million for the nine months ended September 30, 1999. Cash inflows for the first nine months included $261.0 million from operations, proceeds from borrowings net of debt repayments of $204.4 million and $7.8 million of proceeds from exercises of Unit options. Cash outflows included $260.7 million in distributions to Unitholders, $47.6 million in capital expenditures and net purchases of investments of $154.7 million.

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

The Partnership's mutual fund distribution system (the "System") includes a multi-class share structure. The System permits the Partnership's open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AFD at the time of sale. AFD in turn compensates the financial intermediaries distributing the funds from the front-end sales charge paid by investors. For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge ("CDSC") to AFD. While AFD is obligated to compensate the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds. Payments made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, reduced cash flow from operations by approximately $302.5 million and $180.5 million for the nine months ended September 30, 1999 and September 30, 1998, respectively. Management of the Partnership believes AFD will recover the payments made to financial intermediaries for the sale of Back-End Load Shares from the higher distribution fees and CDSC it receives over periods not exceeding 5 1/2 years.

During July 1999, the Partnership entered into a new $200 million three year revolving credit facility with a group of commercial banks that increased the Partnership's borrowing capacity under all facilities to $625 million. The new revolving credit facility, the terms of which are generally similar to the previously existing $425 million credit facility, will be used to fund commission payments to financial intermediaries for the sale of Back-End Load Shares under the Partnership's mutual fund distribution system and for general working capital purposes. Both facilities contain covenants which require the Partnership to, among other things, meet certain financial ratios.

The Partnership has a $425 million revolving credit facility with a group of commercial banks and a $425 million commercial paper program. Borrowings under this facility and the Partnership's commercial paper program may not exceed $425 million in the aggregate. The $425 million revolving credit facility is used to provide backup liquidity for commercial paper issued under the Partnership's commercial paper program, to fund commission payments to financial intermediaries for the sale of Back-End Load Shares under the Partnership's mutual fund distribution system, and for general working capital purposes. As of September 30, 1999, the Partnership had $398.6 million principal amount of commercial paper outstanding, an increase of $218.6 million from December 31, 1998, to fund commission payments to financial intermediaries and for capital expenditures. There are no borrowings outstanding under either of the Partnership's revolving credit facilities.

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

By June 30, 1998, the Partnership had completed its inventory and assessment of its domestic and international computer systems and applications, identified mission critical systems (those systems where loss of their function would result in an immediate stoppage or significant impairment to core business units) and nonmission critical systems and determined which of these systems is not Year 2000 compliant. All third-party suppliers of mission critical computer systems and applications and nonmission critical systems were contacted to verify whether their systems and applications will be Year 2000 compliant and their responses have been evaluated. All of those contacted have responded and have informed the Partnership that their systems and applications are or will be Year 2000 compliant. All mission critical and nonmission critical systems supplied by third parties have been tested. The Partnership expects all testing will be completed before the end of 1999.

The Partnership has remediated, replaced or retired all of its noncompliant mission critical systems and nonmission critical systems and applications.

After each system has been remediated, it is tested with 19XX dates to determine if it still performs its intended business function correctly. Next, each system undergoes a simulation test using dates occurring after December 31, 1999. Inclusive of the replacement and retirement of some of its systems, the Partnership has completed these testing phases for all mission critical systems and nonmission critical systems. Integrated systems tests were conducted to verify that the systems would continue to work together. Full integration testing of all mission critical and nonmission critical systems is complete. Testing of interfaces with third-party suppliers has been completed.

The Partnership has completed an inventory of its facilities and related technology applications and has substantially completed and tested these systems. The Partnership anticipates these systems will be fully operable in the Year 2000.

The Partnership has deferred certain other planned information technology projects until after the Year 2000 initiative is completed. Such delay is not expected to have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership, with the assistance of a consulting firm, has developed Year 2000 specific contingency plans with emphasis on mission critical functions. These plans seek to provide alternative methods of processing in the event of a failure.

The current cost estimate of the Year 2000 initiative is approximately $45 million. These costs consist principally of modification and testing and costs to develop formal Year 2000 specific contingency plans. These costs, which will generally be expensed as incurred, will be funded from the Partnership's operations and the issuance of debt. Through September 30, 1999, the Partnership had incurred approximately $41.0 million of costs related to the Year 2000 initiative. At this time, management of the Partnership believes that the costs associated with resolving the Year 2000 issue will not have a material adverse effect on the Partnership's results of operations, liquidity or capital resources.

There are many risks associated with Year 2000 issues, including the risk that the Partnership's computer systems and applications will not operate as intended and that the systems and applications of third parties will not be Year 2000 compliant. Likewise, there can be no assurance the compliance schedules outlined above will be met or that actual costs incurred will not exceed the current cost estimate. Should the Partnership's significant computer systems and applications or the systems of its important third-party suppliers be unable to process date sensitive information accurately after 1999, the Partnership may be unable to conduct its normal business operations and to provide its clients with the services they require. In addition, the Partnership may incur unanticipated expenses, regulatory actions, and legal liabilities. The Partnership cannot determine which risks, if any, are most reasonably likely to occur or the effects of any particular failure to be Year 2000 compliant.

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

In connection with the Partnership's reorganization, on September 29, 1999, a purported class action complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County against Alliance Holding, Alliance Capital, Alliance Capital Management Corporation and certain other defendants affiliated with the Partnership which sought, among other things, to enjoin the consummation of the reorganization and exchange offer and alleged, among other things, the amended and restated Alliance Holding partnership agreement adversely effected the Partnership Unitholders.

On October 29, 1999, the parties to the litigation brought against Alliance Holding, Alliance Capital, Alliance Capital Management Corporation and certain other defendants affiliated with the Partnership entered into a memorandum of understanding setting forth the parties' agreement in principle to the terms of a proposed settlement of that action.

Management of the Partnership does not believe that the resolution of this matter will have a material adverse effect on the Partnership's results of operations or financial condition.

On August 26, 1999, Metropolitan Life Insurance Company ("MetLife") and GenAmerica Corporation ("GenAmerica"), parent company of General American, announced a definitive agreement pursuant to which MetLife assumed all of General American's liabilities under its funding agreements. As a result, the letters of credit issued in favor of four Money Market Funds sponsored by the Partnership, to support their $1.00 net asset value in the event the funding agreements were not paid, have been terminated. The resolution of this matter did not have a material adverse effect on the Partnership's results of operations or financial condition.

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

CASH DISTRIBUTIONS

The Partnership is required to distribute all of its Available Cash Flow, as defined in the Partnership Agreement, to the General Partner and Unitholders. The Partnership's Available Cash Flow and Distributions per Unit for the three and nine months ended September 30, 1999 and 1998 were as follows:

                                            Three months ended          Nine months ended
                                            ------------------         --------------------
                                             9/30/99   9/30/98         9/30/99     9/30/98
-------------------------------------------------------------------------------------------
Available Cash Flow (in thousands)          $96,878     $67,072       $283,574    $204,366
Distributions Per Unit                      $  0.56     $  0.39       $   1.64    $   1.19
-------------------------------------------------------------------------------------------


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

                                     Part II

                                OTHER INFORMATION
                                -----------------

Item 1.     Legal Proceedings

            There have been no material developments in the legal proceeding reported in the Alliance Capital Management Holding L.P. ("Partnership") Form 10-K for the year ended December 31, 1998.

            In connection with the Partnership's reorganization, on September 29, 1999, a purported class action complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County against the Partnership, Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II) ("Alliance Capital"), Alliance Capital Management Corporation and certain other defendants affiliated with the Partnership which sought, among other things, to enjoin the consummation of the reorganization and exchange offer and alleged, among other things, the amended and restated partnership agreement of the Partnership adversely effected the Partnership Unitholders. On October 29, 1999, the parties to the litigation entered into a memorandum of understanding setting forth the parties' agreement in principle to the terms of a proposed settlement of that action. Management of the Partnership does not believe that the resolution of this matter will have a material adverse effect on the Partnership's results of operations or financial condition.

Item 2.     Changes in Securities

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            During the third quarter of 1999, a Special Meeting of Limited Partners and Unitholders of the Partnership was held on September 22, 1999 at 1345 Avenue of the Americas, New York, New York. The Special Meeting was held to consider a proposed reorganization of the Partnership with separate votes on (i) the transfer by the Partnership of its business to Alliance Capital pursuant to an agreement and plan of reorganization ("Proposal 1"), and (ii) the amendment of the Partnership's partnership agreement to facilitate and implement the reorganization, to maintain the existing rights and benefits of the Partnership's Unitholders following the reorganization and to modify or eliminate provisions that are inoperative or are no longer relevant or that require technical revisions ("Proposal 2").

            Proposal 1 and Proposal 2 were approved at the Special Meeting. 42,069,423 affirmative votes were cast in favor of Proposal 1 by "unaffiliated" Unitholders, 4,453,787 votes were cast against Proposal 1 by "unaffiliated" Unitholders and 587,084 Units held by "unaffiliated" Unitholders represented at the Special Meeting abstained from voting in respect of Proposal 1. For purposes of the Special Meeting, "unaffiliated" unitholders included all holders other than (1) directors, officers and employees of the Partnership or its general partner and the following members of their families who share the same household with such persons: children, stepchildren, grandchildren, parents, stepparents, grandparents, spouses, siblings, mothers-in-law, fathers-in-law, sons-in-law, daughters-in-law, brothers-in-law, sisters-in-law, including adoptive relationships; and (2) the Partnership's general partner and entities affiliated with it (including The Equitable Life Assurance Society of the United States). 141,810,806 affirmative votes were cast in favor of Proposal 2, 4,204,472 votes were cast against Proposal 2 and 560,310 Units represented at the Special Meeting abstained from voting in respect of Proposal 2.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 1. Agreement and Plan of Reorganization dated August 20, 1999 among Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), Alliance Capital Management L.P. (formerly Alliance Capital Management L.P.
                     II), Alliance Capital Management Corporation and The
                     Equitable Life Assurance Society of the United States.
                 2.  Amended and Restated Agreement of Limited Partnership dated
                     October 29, 1999 of Alliance Capital Management Holding
                     L.P. (formerly Alliance Capital Management L.P).
                 3. Amended and Restated Agreement of Limited Partnership dated October 29, 1999 of Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II).
                 4. Exchange Agreement dated April 8, 1999 among Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II) and The Equitable Life Assurance Society of the United States (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (File No. 333-84477) filed on August 3, 1999).
                 5. Indemnification and Reimbursement Agreement dated April 8, 1999 among Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II) and The Equitable Life Assurance Society of the United States (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (File No. 333-84477) filed on August 3, 1999).
                 6. Amended and Restated Investment Advisory and Management Agreement dated October 29, 1999 among Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), Alliance Corporate Finance Group Incorporated and The Equitable Life Assurance Society of the United States.

                 7. Amended and Restated Accounting, Valuation, Reporting and Treasury Services Agreement dated October 29, 1999 between Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) and The Equitable Life Assurance Society of the United States.
                 8. Global Assignment and Assumption Agreement dated October 29, 1999 between Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) and Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II).
                 9. Pass-Through Agreement dated October 29, 1999 between Alliance Capital Management Holding L.P. (formerly
                     Alliance Capital Management L.P.) and Alliance Capital Management L.P. (formerly Alliance Capital Management
                     L.P. II).

            (b)      Reports on Form 8-K

                     The Partnership filed a report on Form 8-K dated September 30, 1999 reporting unaudited pro forma condensed financial statements for the six months ended June 30, 1999 and 1998 for the Partnership and Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II).

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Dated: November 15, 1999               By: Alliance Capital Management
                                           Corporation, its General Partner



                                       By: /s/ Robert H. Joseph, Jr.
                                           -------------------------------------
                                           Robert H. Joseph, Jr.
                                           Senior Vice President &
                                           Chief Financial Officer