Form 10-K
period 1999-12-31
ALLIANCE CAPITAL MANAGEMENT HOLDING LP
filed 2000-03-28
CIK 825313

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                          Commission file number 1-9818
                                 --------------
                                ALLIANCE CAPITAL
                             MANAGEMENT HOLDING L.P.
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

       Registrant's telephone number, including area code: (212) 969-1000

           Securities registered pursuant to Section 12(b) of the Act:

         Title of Class                Name of each exchange on which registered
         --------------                -----------------------------------------
Units representing assignments of              New York Stock Exchange
 beneficial ownership of limited
     partnership interests*

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
         The aggregate market value of the Units representing assignments of beneficial ownership of limited partnership interests* held by non-affiliates of the registrant as of March 1, 2000 was approximately $2,500,101,005.
         The number of Units representing assignments of beneficial ownership of limited partnership interests* outstanding as of March 1, 2000 was 71,855,296.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Certain pages of the 1999 Annual Report are incorporated by reference in Part II of this Form 10-K.

================================================================================

* includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

                        GLOSSARY OF CERTAIN DEFINED TERMS

         "ACMC" refers to ACMC, Inc., a wholly-owned subsidiary of Equitable.

         "Alliance" refers to Alliance Capital Management Corporation, a wholly-owned subsidiary of Equitable, and, where appropriate, to ACMC, its predecessor.

          "Alliance Capital" refers to Alliance Capital Management L.P., a Delaware limited partnership, which is the operating partnership, and its subsidiaries and, where appropriate, to its predecessors, Alliance Holding and ACMC and their respective subsidiaries.

         "Alliance Capital Units" refers to units of limited partnership interest in Alliance Capital.

         "Alliance Holding" refers to Alliance Capital Management Holding L.P., a Delaware limited partnership formerly known as Alliance Capital Management L.P.

         "Alliance Holding Units" refers to units representing assignments of beneficial ownership of limited partnership interests in Alliance Holding and to 100,000 units of general partnership interest in Alliance Holding.

         "AXA" refers to AXA, a company organized under the laws of France.

         "AXA Financial" refers to AXA Financial, Inc., formerly The Equitable Companies Incorporated.

         "ECMC" refers to Equitable Capital Management Corporation, a wholly-owned subsidiary of Equitable.

         "Equitable" refers to The Equitable Life Assurance Society of the United States, a wholly-owned subsidiary of AXA Financial, and its subsidiaries other than Alliance Capital and its subsidiaries.

         "General Partner" refers to Alliance in its capacity as general partner of Alliance Capital and Alliance Holding, and, where appropriate, to ACMC, its predecessor, in its capacity as general partner of Alliance Holding.

         "Investment Advisers Act" refers to the Investment Advisers Act of
1940.

         "Investment Company Act" refers to the Investment Company Act of 1940.

         "1999 Annual Report" refers to the Alliance Capital Management L.P. and Alliance Capital Management Holding L.P. 1999 Annual Report to Unitholders.

                                     PART I

Item 1.  Business

General

         In October 1999 Alliance Holding reorganized by transferring its business and assets to Alliance Capital, a newly formed private partnership, in exchange for all of the Alliance Capital Units ("Reorganization"). Since the Reorganization Alliance Capital has conducted the diversified investment management services business conducted by Alliance Holding prior to the Reorganization and Alliance Holding's business has consisted of holding Alliance Capital Units and engaging in related activities. As part of the Reorganization Alliance Holding offered each Alliance Holding Unitholder the opportunity to exchange Alliance Holding Units for Alliance Capital Units on a one-for-one basis. As of March 1, 2000 Alliance Holding held approximately 42% of the outstanding Alliance Capital Units. The Alliance Holding Units trade publicly on the New York

Stock Exchange, Inc. ("NYSE") while the Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer. Alliance is the General Partner of both Alliance Capital and Alliance Holding.

         Alliance Holding was formed in 1987 to succeed to the business of ACMC which began providing investment management services in 1971. On April 21, 1988 the business and substantially all of the operating assets of ACMC were conveyed to Alliance Holding in exchange for a 1% general partnership interest in Alliance Holding and approximately 55% of the outstanding Alliance Holding Units. In December 1991 ACMC transferred its 1% general partnership interest in Alliance Holding to Alliance.

         On February 19, 1998 Alliance Holding declared a two for one Alliance Holding Unit split payable to Alliance Holding Unitholders of record on March 11, 1998. No adjustments have been made to the number of Alliance Holding Units outstanding or per Alliance Holding Unit amounts prior to March 11, 1998 except in Item 5, Item 6, Item 7, Item 8 and Item 11.

         As of March 1, 2000 AXA, AXA Financial, Equitable and certain subsidiaries of Equitable were the beneficial owners of 95,855,945 Alliance Capital Units or approximately 55.7% of the issued and outstanding Alliance Capital Units and 1,544,356 Alliance Holding Units or approximately 2.1% of the issued and outstanding Alliance Holding Units. As of March 1, 2000 Alliance Holding was the owner of 71,855,296 Alliance Capital Units or approximately 41.7% of the issued and outstanding Alliance Capital Units.

         As of March 1, 2000 AXA and its subsidiaries owned approximately 60.3% of the issued and outstanding shares of the common stock of AXA Financial. AXA Financial is a public company with shares traded on the NYSE. AXA Financial owns all of the shares of Equitable. For insurance regulatory purposes all shares of common stock of AXA Financial beneficially owned by AXA have been deposited into a voting trust. See "Item 12. Security Ownership of Certain Beneficial Owners and Management".

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

         Alliance Capital, one of the nation's largest investment advisers, provides diversified investment management services to institutional clients and high net-worth individuals and, through various investment vehicles, to individual investors.

         Alliance Capital's separately managed accounts consist primarily of the active management of equity and fixed income accounts for institutional investors and high net-worth individuals. Alliance Capital's institutional clients include corporate and public employee pension funds, the general and separate accounts of Equitable and its insurance company subsidiary, endowments, foundations, and other domestic and foreign institutions. Alliance Capital's mutual funds management services, which developed as a diversification of its institutional investment management business, consist of the management, distribution and servicing of mutual funds and cash management products, including money market funds and deposit accounts.

         The following tables provide a summary of assets under management and associated revenues of Alliance Capital:

                             Assets Under Management
                                  (in millions)

                                                           December 31,
                                  --------------------------------------------------------------
                                       1995       1996         1997         1998         1999

Separately Managed Accounts (1)(4)$   97,275   $  119,507   $  133,706   $  168,121   $  198,878
Mutual Funds Management (4):
  Alliance Mutual Funds .......       23,134       27,624       40,376       60,722       96,372
  Variable Products ...........       12,292       17,070       23,830       31,364       40,906
  Cash Management Services (2)        13,820       18,591       20,742       26,452       32,165

Total .........................   $  146,521   $  182,792   $  218,654   $  286,659   $  368,321


                                    Revenues
                                 (in thousands)

                                                       Years Ended December 31,
                                  --------------------------------------------------------------
                                     1995          1996          1997          1998       1999

Separately Managed Accounts (1)   $  232,132   $  280,909   $  322,850   $  373,018   $  453,029
Mutual Funds Management :
  Alliance Mutual Funds .......      277,815      327,769      432,520      674,234    1,089,525
  Variable Products (3) .......       29,632       44,967       67,805       93,174      124,058
  Cash Management Services (2)        91,135      127,265      146,152      174,829      187,635
Other .........................        8,541        7,607        6,009        8,801       15,058


Total .........................   $  639,255   $  788,517   $  975,536   $1,324,056   $1,869,305

(1) Includes the general and separate accounts of Equitable and its insurance company subsidiary.
(2) Includes money market deposit accounts brokered by Alliance Capital for which no investment management services are performed.
(3) Net of certain fees paid to Equitable for services rendered by Equitable in marketing the variable annuity insurance and variable life products for which The Hudson River Trust ("HRT") was the funding vehicle. All of the portfolios of HRT were transferred to EQ Advisors Trust ("EQAT") effective October 18, 1999 and such fees are no longer payable to Equitable.
(4) Assets under management exclude certain non-discretionary advisory relationships and reflect 100% of the assets managed by unconsolidated affiliates.

SEPARATELY MANAGED ACCOUNTS

         As of December 31, 1997, 1998 and 1999 separately managed accounts for institutional investors and high net-worth individuals represented approximately 61%, 59% and 54%, respectively, of total assets under management by Alliance Capital. The fees earned from the management of these accounts represented approximately 33%, 28% and 24% of Alliance Capital's revenues for 1997, 1998 and 1999, respectively.

             Separately Managed Accounts Assets Under Management (1)
                                  (in millions)

                                                                  December 31,
                                      ---------------------------------------------------------------------
                                              1995          1996          1997          1998          1999
Equity & Balanced:
  Domestic.........................        $42,706       $51,292       $61,259       $87,032      $105,965
  International & Global...........          3,854        10,903         7,883         7,370        11,591
Fixed Income:
  Domestic.........................         32,553        36,042        39,079        41,911        43,299
  International & Global...........          1,891         2,381         2,759         4,030         5,151
Passive:
  Domestic.........................         12,787        15,478        19,860        23,050        26,472
  International & Global...........          3,484         3,411         2,866         4,728         6,400

Total..............................        $97,275      $119,507      $133,706      $168,121      $198,878

(1)  Includes 100% of the assets managed by unconsolidated affiliates of $587 million at December 31, 1999, $432 million at December 31, 1998 and $203 million at December 31, 1997.


              Revenues From Separately Managed Accounts Management
                                 (in thousands)

                                                            Years Ended December 31,
                                      ---------------------------------------------------------------------
                                              1995          1996          1997          1998          1999
Investment Services:
Equity & Balanced:
  Domestic.........................       $132,802      $157,511      $184,200      $238,063      $311,342
  International & Global...........         10,373        32,453        30,192        16,371        27,370
Fixed Income:
  Domestic.........................         67,102        65,449        80,600        89,286        82,417
  International & Global...........          3,784         5,392         7,007         7,968        10,600
Passive:
  Domestic.........................          5,919         8,015         9,187         9,911         8,827
  International & Global...........          3,870         3,612         3,034         2,997         3,759
                                           223,850       272,432       314,220       364,596       444,315
Service and Other Fees.............          8,282         8,477         8,630         8,422         8,714

Total..............................       $232,132      $280,909      $322,850      $373,018      $453,029

Investment Management Services

         Alliance Capital's separately managed accounts consist primarily of the active management of equity accounts, balanced (equity and fixed income) accounts and fixed income accounts for institutional investors and high net-worth individuals. Alliance Capital also provides active management for international (non-U.S.) and global (including U.S.) equity, balanced and fixed income portfolios, asset allocation portfolios, venture capital portfolios, investment partnership portfolios known as hedge funds and portfolios that invest in real estate investment trusts. Alliance Capital provides "passive" management services for equity, fixed income and international accounts. As of December 31, 1999 Alliance Capital's accounts were managed by 140 portfolio managers with an average of 17 years of experience in the industry and 10 years of experience with Alliance Capital.

         Equity and Balanced Accounts. Alliance Capital's separately managed equity and balanced accounts contributed approximately 22%, 19% and 18% of Alliance Capital's total revenues for 1997, 1998 and 1999, respectively. Assets under management relating to active equity and balanced accounts grew from approximately $34.3 billion as of December 31, 1994 to approximately $117.6 billion as of December 31, 1999.

         Alliance Capital has had a distinct and consistent style of equity investing. Alliance Capital does not emphasize market timing as an investment tool but instead emphasizes long-term trends and objectives, generally remaining fully invested. Alliance Capital's equity strategy is to invest in the securities of companies experiencing growing earnings momentum which are known as growth stocks. The result of these investment characteristics is that Alliance Capital's client portfolios tend to have, as compared to the average of companies comprising the Standard & Poor's Index of 500 Stocks ("S&P 500"), a greater market price volatility, a lower average yield and a higher average price-earnings ratio.

         Alliance Capital's principal method of securities evaluation is through fundamental analysis undertaken by its internal staff of full-time research analysts, supplemented by research undertaken by Alliance Capital's portfolio managers. Alliance Capital holds frequent investment strategy meetings in which senior management, portfolio managers and research analysts discuss investment strategy. Alliance Capital's portfolio managers construct and maintain portfolios that adhere to each client's guidelines and conform to Alliance Capital's current investment strategy.

         Alliance Capital's balanced accounts consist of an equity component and a fixed income component. Typically, from 50% to 75% of a balanced account is managed in the same manner as a separate equity account, while the remaining fixed income component is oriented toward capital preservation and income generation.

         Fixed Income Accounts. Alliance Capital's separately managed fixed income accounts contributed approximately 9%, 7% and 5% of Alliance Capital's total revenues for 1997, 1998 and 1999, respectively. Assets under management relating to active fixed income accounts increased from approximately $34.1 billion as of December 31, 1994 to approximately $48.5 billion as of December 31, 1999.

         Alliance Capital's fixed income management services include conventional actively managed bond portfolios in which portfolio maturity structures, market sector concentrations and other characteristics are actively shifted in anticipation of market changes. Fixed income management services also include managing portfolios which invest in foreign government securities and other foreign debt securities. Sector concentrations and other portfolio characteristics are heavily committed to areas that Alliance Capital's portfolio managers believe have the best investment values. Alliance Capital also manages portfolios that are limited to specialized areas of the fixed income markets, such as mortgage-backed securities and high-yield bonds.

         Passive Management. Alliance Capital's strategy in passive portfolio management is to provide customized portfolios to meet specialized client needs, such as a portfolio designed to replicate a particular index. Alliance Capital offers domestic and international indexation strategies, such as portfolios designed to match the performance characteristics of the S&P 500 and the Morgan Stanley Capital International Indices and enhanced indexation strategies designed to add incremental returns to a benchmark. Alliance Capital also offers a variety of structured fixed income portfolio applications, including immunization (designed to produce a compound rate of return over a specified time, irrespective of interest rate movements), dedication (designed to produce specific cash flows at specific times to fund known liabilities) and indexation (designed to replicate the return of a specified market index or benchmark). As of December 31, 1999 Alliance Capital managed approximately $32.9 billion in passive portfolios.

         Private Investing Services. In 1996 Alliance Capital acquired a minority interest in Albion Alliance LLC ("Albion Alliance") which is Alliance Capital's primary vehicle for providing global investing services in respect of private and illiquid securities to institutions and high net-worth individuals.

         Alliance Corporate Finance Group Incorporated ("ACFG"), a wholly-owned subsidiary of Alliance Capital, was formed in 1993 when the business of ECMC was acquired to manage investments in private mezzanine financings and private investment limited partnerships. Private mezzanine financings are investments in the subordinated debt and/or preferred stock portions of leveraged transactions (such as leveraged buy-outs and leveraged recapitalizations). Such investments are usually coupled with a contingent interest component or investment in an equity participation, which provide the potential for capital appreciation. Because Albion Alliance is now Alliance Capital's primary vehicle for providing these types of services, it is not expected that ACFG will manage any new private investments other than for Equitable and its subsidiaries.

         ACFG manages two private mezzanine investment funds designed for institutional investors, with an aggregate of approximately $199.4 million under management as of December 31, 1999. As of that date Equitable and its insurance company subsidiary had investments of approximately $40.0 million in these funds.

         Structured Products. Alliance Capital manages 34 structured products with an aggregate of $10.0 billion in assets as of December 31, 1999. $6.7 billion of these assets are included in mutual fund assets under management and $3.3 billion are included in separately managed assets under management as of December 31, 1999. Structured products consist of securities, typically multiple classes of senior and subordinated debt obligations together with an equity component, issued by a special purpose company. An actively or passively managed portfolio of equity or fixed income securities or other financial products generally backs such securities. A majority of Alliance Capital's structured product assets are based on a short duration fixed income strategy, including the seven "Pegasus" transactions which, as of December 31, 1999, had an aggregate of $5.2 billion in assets under management. Alliance Capital also manages two collateralized bond obligation funds whose pools of collateral debt securities consist primarily of privately-placed, fixed rate corporate debt securities acquired from Equitable and its affiliates. As of December 31, 1999 these funds had an aggregate of approximately $131.5 million in assets under management. As of that date AXA Financial and its insurance company subsidiaries had investments of approximately $86.4 million in these funds.

         Hedge Funds. As of December 31, 1999, Alliance Capital managed hedge funds which had approximately $1.9 billion in assets under management and separately managed hedge accounts which had approximately $1.0 billion in assets under management in four distinct strategies. Alliance Capital's hedge funds are privately placed domestic and offshore investment vehicles. The portfolios of the hedge funds consist of various types of securities, including equities, domestic and foreign government and other debt securities, convertible securities, warrants, options and futures. The hedge funds take short positions, including the purchase of put options on securities, market indices or futures. The hedge funds employ the use of leverage through securities exposure and borrowings.

Clients

         The approximately 1,775 separately managed accounts for institutions and high net-worth individuals (other than investment companies) for which Alliance Capital acts as investment manager include corporate employee benefit plans, public employee retirement systems, the general and separate accounts of Equitable and its insurance company subsidiary, endowments, foundations, foreign governments, multi-employer pension plans and financial and other institutions.

         AXA and the general and separate accounts of Equitable and its insurance company subsidiary, including investments made by these accounts in HRT and EQAT (See "Individual Investor Services - Variable Products"), represented approximately 20%, 22% and 26% of total assets under management by Alliance Capital at December 31, 1999, 1998 and 1997, respectively, and approximately 8%, 11% and 14% of Alliance Capital's total revenues for 1999, 1998 and 1997, respectively. Taken as a whole they comprise Alliance Capital's largest institutional client.

         As of December 31, 1999 corporate employee benefit plan accounts represented approximately 11% of total assets under management by Alliance Capital. Assets under management for other tax-exempt accounts, including public employee benefit funds organized by government agencies and municipalities, endowments, foundations and multi-employer employee benefit plans, represented approximately 32% of total assets under management as of December 31, 1999.

         The following table lists Alliance Capital's ten largest institutional clients, ranked in order of size of total assets under management as of December 31, 1999. Since Alliance Capital's fee schedules vary based on the type of account, the table does not reflect the ten largest revenue generating clients.

      Client or Sponsoring Employer                       Type of Account
      -----------------------------                       ---------------
      AXA and its subsidiaries (including Equitable       Equity, Fixed Income, Passive, Global
      and its insurance company subsidiary).............  Equity, Global Fixed Income
      North Carolina Retirement System..................  Passive Equity, U.S. Equity, Global Equity
      Foreign Government Central Bank...................  Equity, Global Equity, Fixed Income,
                                                          Global Fixed Income
      State Board of Administration of Florida.........   Equity, Fixed Income
      New York State Common Retirement System ..........  Equity
      Frank Russell Trust...............................  U.S. Equity, Global Equity
      Sun America.......................................  Equity
      SEI Investment....................................  Equity
      Foreign Government Central Bank...................  U.S. Fixed Income, Global Fixed Income,
                                                          U.S. Equity, Global Equity, Asian Equity
      L.A. Fire and Police Pension Fund.................  Passive

         These institutional clients accounted for approximately 22% of Alliance Capital's total assets under management at December 31, 1999 and approximately 6% of Alliance Capital's total revenues for the year ended December 31, 1999 (32% and 11%, respectively, if the investments by the separate accounts of Equitable in EQAT and HRT were included). No single institutional client other than Equitable and its insurance company subsidiary accounted for more than approximately 1% of Alliance Capital's total revenues for the year ended December 31, 1999. AXA and the general and separate accounts of Equitable and their subsidiaries accounted for approximately 10% of Alliance Capital's total assets under management at December 31, 1999 and approximately 3% of Alliance Capital's total revenues for the year ended December 31, 1999 (20% and 8%, respectively, if the investments by the separate accounts of Equitable in EQAT and HRT were included).

         Since its inception, Alliance Capital has experienced periods when it gained significant numbers of new accounts or amounts of assets under management and periods when it lost significant accounts or assets under management. These fluctuations result from, among other things, the relative attractiveness of Alliance Capital's investment style or level of performance under prevailing market conditions, changes in the investment patterns of clients that result in a shift in assets under management and other circumstances such as changes in the management or control of a client.

Investment Management Agreements and Fees

         Alliance Capital's separately managed accounts are managed pursuant to a written investment management agreement between the client and Alliance Capital, which usually is terminable at any time or upon relatively short notice by either party. In general, Alliance Capital's contracts may not be assigned without the consent of the client.

         In providing investment management services to institutional clients, Alliance Capital is principally compensated on the basis of fees calculated as a percentage of assets under management. Fees are generally billed quarterly and are calculated on the value of an account at the beginning or end of a quarter or on the average of such values during the quarter. As a result, fluctuations in the amount or value of assets under management are reflected in revenues from management fees within two calendar quarters.

         Management fees paid on equity and balanced accounts are generally charged in accordance with a fee schedule that ranges from 0.90% (for the first $10 million in assets) to 0.25% (for assets over $60 million) per annum of assets under management. Fees for the management of fixed income portfolios generally are charged in accordance with lower fee schedules, while fees for passive equity portfolios typically are even lower. Fees for the management of hedge funds are higher than the fees charged for equity and balanced accounts and also provide for the payment of performance fees or carried interests to Alliance Capital. With respect to approximately 6% of assets under management, Alliance Capital charges performance-based fees, which consist of a relatively low base fee plus an additional fee if investment performance for the account exceeds certain benchmarks. No assurance can be given that such fee arrangements will not become more common in the investment management industry. Utilization of such fee arrangements by Alliance Capital on a broader basis could create greater fluctuations in Alliance Capital's revenues.

         ACFG's fees for corporate finance activities generally involve the payment of a base management fee ranging from 0.10% to .50% of assets under management per annum. In some cases ACFG receives performance fees generally equivalent to 20% of gains in excess of a specified hurdle rate.

         In connection with the investment advisory services provided to the general and separate accounts of Equitable and its insurance company subsidiary Alliance Capital provides ancillary accounting, valuation, reporting, treasury and other services. Equitable and its insurance company subsidiary compensate Alliance Capital for such services. See "Item 13. Certain Relationships and Related Transactions".

Marketing

         Alliance Capital's institutional products are marketed by marketing specialists who solicit business for the entire range of Alliance Capital's institutional account management services. Marketing specialists are dedicated to corporate and insurance plans as well as public retirement systems, multi-employer pension plans and the hedge fund marketplace. Alliance Capital's institutional marketing structure supports its commitment to provide comprehensive and timely client service. A client service representative is assigned to each institutional account. This individual is available to meet with the client as often as necessary and attends client meetings with the portfolio manager.

MUTUAL FUNDS MANAGEMENT

         Alliance Capital (i) manages and sponsors a broad range of open-end and closed-end mutual funds other than EQAT and markets wrap fee accounts ("Alliance Mutual Funds"), (ii) is the sub-advisor of certain portfolios of EQAT which is the funding vehicle for variable annuity insurance and variable life insurance products offered by Equitable and its insurance company subsidiary, (iii) manages other funds which serve as funding vehicles for variable annuity insurance and variable life insurance products offered by other insurance companies ("Variable Products"), (iv) provides cash management services (money market funds and federally insured deposit accounts) that are marketed to individual investors through broker-dealers, banks, insurance companies and other financial intermediaries, (v) manages and sponsors certain structured products, and (vi) manages and sponsors certain hedge funds. The net assets comprising the Alliance Mutual Funds, Variable Products, money market funds and deposit accounts, structured products and hedge funds on December 31, 1999 amounted to approximately $169.4 billion. The assets of the Alliance Mutual Funds, Variable Products, money market funds, structured products and hedge funds are managed by the same investment professionals who manage Alliance Capital's accounts of institutional investors and high net-worth individuals.

                      Revenues From Mutual Funds Management
                                 (in thousands)

                                                  Years Ended December 31,
                               --------------------------------------------------------------
                                  1995          1996          1997          1998        1999
Alliance Mutual Funds (1):
  Investment Services ......   $  147,036   $  173,260   $  235,613   $  389,839   $  648,719
  Distribution Revenues ....      107,012      128,917      167,321      241,948      379,273
  Shareholder Servicing Fees       16,558       19,156       22,957       36,230       54,562
  Other Revenues ...........        7,209        6,436        6,629        6,217        6,971
                               ----------   ----------   ----------   ----------   ----------
                                  277,815      327,769      432,520      674,234    1,089,525
                               ----------   ----------   ----------   ----------   ----------
Variable Products:
  Investment Services (2) ..       29,051       43,901       66,376       91,506      121,959
  Distribution Revenues ....          203          551          772          730          772
  Shareholder Servicing Fees           12           15           16           18           18
  Other Revenues ...........          366          500          641          920        1,309
                               ----------   ----------   ----------   ----------   ----------
                                   29,632       44,967       67,805       93,174      124,058
                               ----------   ----------   ----------   ----------   ----------
Cash Management Services:
  Investment Services (3) ..       56,642       74,441       82,770      107,051      116,765
  Distribution Revenues ....       23,328       39,481       48,758       59,168       61,727
  Shareholder Servicing Fees        9,951       12,085       13,354        7,227        7,752
  Other Revenues ...........        1,214        1,258        1,270        1,383        1,391
                               ----------   ----------   ----------   ----------   ----------
                                   91,135      127,265      146,152      174,829      187,635
                               ----------   ----------   ----------   ----------   ----------
Total ......................   $  398,582   $  500,001   $  646,477   $  942,237   $1,401,218
                               ==========   ==========   ==========   ==========   ==========

(1) Includes fees received by Alliance Capital in connection with certain structured products, hedge funds and wrap fee accounts.

(2) Net of certain fees paid to Equitable for services rendered by Equitable in marketing the variable annuity insurance and variable life products for which HRT was the funding vehicle. All of the portfolios of HRT were transferred to EQAT effective October 18, 1999 and such fees are no longer payable to Equitable.

(3) Includes fees received by Alliance Capital in connection with its distribution of money market deposit accounts for which no investment management services are provided.

Alliance Mutual Funds

         Alliance Capital has been managing mutual funds since 1971. Since then, Alliance Capital has sponsored open-end load mutual funds and closed-end mutual funds (i) registered as investment companies under the Investment Company Act ("U.S. Funds") and (ii) which are not registered under the Investment Company Act and which are not publicly offered to United States persons ("Offshore Funds"). On December 31, 1999 net assets in the Alliance Mutual Funds totaled approximately $96.4 billion.
                                                     Net Assets as
                                                    of December 31,
                                                          1999
                                                    -----------------
               Type of Alliance Mutual Funds           (in millions)

               U.S. Funds - Open-End:
                 Equity and Balanced ...............   $  46,668.2
                 Taxable Fixed Income ..............       6,973.9
                 Tax Exempt Fixed Income ...........       3,357.6
               Offshore Funds (Open and Closed-End):
                 Taxable Fixed Income ..............      14,847.2
                 Equity and Balanced ...............       8,336.3
               Wrap Fee Programs ...................      10,472.6
               U.S. Funds - Closed-End .............       3,533.3
               Unconsolidated Affiliates (1) .......       2,182.4

               Total ...............................   $  96,371.5

(1) Assets under management exclude certain non-discretionary advisory relationships and reflect 100% of the assets managed by unconsolidated affiliates.

Variable Products

         EQAT is the funding vehicle for the variable annuity and variable life insurance products offered by Equitable and its insurance company subsidiary. The Alliance Variable Products Series Fund is a funding vehicle for variable annuity and variable life insurance products offered by other unaffiliated insurance companies. On December 31, 1999 the net assets of the portfolios of the Variable Products totaled approximately $40.9 billion:

                                                        Net Assets as
                                                        of December 31,
                                                             1999
                                                       -----------------
                                                        (in millions)
             EQAT:
                  Common Stock Portfolio .............   $  16,593.5
                  Aggressive Stock Portfolio .........       4,602.2
                  Growth Investors Portfolio .........       2,698.4
                  Equity Index Portfolio .............       2,639.5
                  Balanced Portfolio .................       2,136.7
                  Global Portfolio ...................       1,990.6
                  Growth & Income Portfolio ..........       1,503.3
                  Money Market Portfolio .............       1,443.6
                  High Yield Portfolio ...............         566.6
                  Conservative Investors Portfolio ...         476.0
                  EQ/Alliance Premier Growth Portfolio         474.3
                  Small Cap Growth Portfolio .........         403.8
                  Quality Bond Portfolio .............         330.9
                  International Portfolio ............         288.5
                  Intermediate Government Portfolio
                                                               202.9
             Alliance Variable Products Series Fund ..       4,554.9

             Total ...................................   $  40,905.7

         Distribution. The Alliance Mutual Funds are distributed to individual investors through broker-dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries. Alliance Fund Distributors, Inc. ("AFD"), a registered broker-dealer and a wholly-owned subsidiary of Alliance Capital, serves as the principal underwriter and distributor of the U.S. Funds and serves as a placing or distribution agent for most of the Offshore Funds. There are 215 sales representatives who devote their time exclusively to promoting the sale of shares of Alliance Mutual Funds by financial intermediaries.

         Alliance Capital maintains a mutual fund distribution system (the "System") which permits open-end Alliance Mutual Funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AFD at the time of sale. AFD in turn compensates the financial intermediaries distributing the funds from the front-end sales charge paid by investors. For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge ("CDSC") to AFD. While AFD is obligated to compensate the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds. Payments made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, reduced cash flow from operations by approximately $393.4 million and $232.5 million during 1999 and 1998, respectively. Management of Alliance Capital believes AFD will recover the payments made to financial intermediaries for the sale of Back-End Load Shares from the higher distribution fees and CDSC it receives over periods not exceeding 5 1/2 years.

         The rules of the National Association of Securities Dealers, Inc. effectively limit the aggregate of all front-end, deferred and asset-based sales charges paid to AFD with respect to any class of its shares by each open-end U.S. Fund to 6.25% of cumulative gross sales of shares of that class, plus interest at the prime rate plus 1% per annum.

         The open-end U.S. Funds and Offshore Funds have entered into agreements with AFD under which AFD is paid a distribution services fee. Alliance Capital uses borrowings and its own resources to finance distribution of open-end Alliance Mutual Fund shares.

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

         During 1999 the ten financial intermediaries responsible for the largest volume of sales of open-end U.S. Funds and Variable Products were responsible for 61% of such sales. AXA Advisors, LLC (formerly EQ Financial Consultants, Inc.), ("AXA Advisors"), a wholly-owned subsidiary of Equitable that utilizes members of Equitable's insurance agency sales force as its registered representatives, has entered into a selected dealer agreement with AFD and since 1986 has been responsible for a significant portion of total sales of shares of open-end U.S. Funds and Offshore Funds (7%, 5% and 4% in 1997, 1998 and 1999, respectively). AXA Advisors is under no obligation to sell a specific amount of fund shares and also sells shares of mutual funds sponsored by organizations unaffiliated with Equitable.

         Subsidiaries of Merrill Lynch & Co., Inc. (collectively "Merrill Lynch") were responsible for approximately 24%, 26% and 26% of open-end Alliance Mutual Fund sales in 1997, 1998 and 1999, respectively. Citigroup Inc. ("Citigroup"), parent company of Salomon Smith Barney, was responsible for approximately 7% of open-end Alliance Mutual Fund sales in 1997, 6% in 1998 and 6% in 1999. Neither Merrill Lynch nor Citigroup is under any obligation to sell a specific amount of Alliance Mutual Fund shares and each also sells shares of mutual funds that it sponsors and which are sponsored by unaffiliated organizations.

         No dealer or agent other than AXA Advisors, Merrill Lynch and Citigroup has in any year since 1993 accounted for more than 10% of the sales of open-end Alliance Mutual Funds.

         Many of the financial intermediaries that sell shares of Alliance Mutual Funds also offer shares of funds not managed by Alliance Capital and frequently offer shares of funds managed by their own affiliates.

         Based on industry sales data reported by the Investment Company Institute (January 2000), Alliance Capital's market share in the U.S. mutual fund industry is 1.38% of total industry assets and Alliance Capital accounted for 1.94% of total open-end industry sales in the U.S. during 1999. While the performance of the Alliance Mutual Funds is a factor in the sale of their shares, there are other factors contributing to success in the mutual fund management business that are not as important in the institutional account management business. These factors include the level and quality of shareholder services (see "Shareholder and Administration Services" below) and the amounts and types of distribution assistance and administrative services payments. Alliance Capital believes that its compensation programs with financial intermediaries are competitive with others in the industry.

         Under current interpretations of the Glass-Steagall Act and other laws and regulations governing depository institutions, banks and certain of their affiliates generally are permitted to act as agent for their customers in connection with the purchase of mutual fund shares and to receive as compensation a portion of the sales charges paid with respect to such purchases. During 1999 banks and their affiliates accounted for approximately 8% of the sales of shares of open-end U.S. Funds and Variable Products.

         Investment Management Agreements and Fees. Investment management fees from the Alliance Mutual Funds, EQAT and the Variable Products vary between
 .145% and 1.50% per annum of average net assets. As certain of the U.S. Funds have grown, fee schedules have been revised to provide lower incremental fees above certain levels. Fees paid by the U.S. Funds, EQAT and the Variable Products are fixed annually by negotiation between Alliance Capital and the board of directors or trustees of each U.S. Fund and EQAT, including a majority of the disinterested directors or trustees. Changes in fees must be approved by the shareholders of each U.S. Fund and EQAT. In general, the investment management agreements with the U.S. Funds, EQAT and the Variable Products provide for termination at any time upon 60 days' notice.

         Under each investment management agreement with a U.S. Fund, Alliance Capital provides the U.S. Fund with investment management services, office space and order placement facilities and pays all compensation of directors or trustees and officers of the U.S. Fund who are affiliated persons of Alliance Capital. Each U.S. Fund pays all of its other expenses. If the expenses of a U.S. Fund exceed an expense limit established under the securities laws of any state in which shares of that U.S. Fund are qualified for sale or as prescribed in the U.S. Fund's investment management agreement, Alliance Capital absorbs such excess through a reduction in the investment management fee. Currently, Alliance Capital believes that California and South Dakota are the only states to impose such a limit. The expense ratios for the U.S. Funds during their most recent fiscal year ranged from .33% to 4.12%. In connection with newly organized U.S. Funds, Alliance Capital may also agree to reduce its fee or bear certain expenses to limit expenses during an initial period of operations.

Cash Management Services

         Alliance Capital provides cash management services to individual investors through a product line of money market fund portfolios and three types of brokered money market deposit accounts. Net assets in these products as of December 31, 1999 totaled approximately $32.1 billion.

                                                           Net Assets
                                                              as of
                                                          December 31,
                                                              1999
                                                          --------------
                                                          (in millions)
   Money Market Funds:
       Alliance Capital Reserves (two portfolios) .......   $  13,507.1
       Alliance Government Reserves (two portfolios) ....       7,336.9
       ACM Institutional Reserves (five portfolios) .....       5,447.2
       Alliance Municipal Trust (eight portfolios) ......       3,862.4
       Alliance Money Market Fund (three portfolios) ....       1,274.5
       ACM International Reserves (one portfolio) .......         313.9
   Money Market Deposit Accounts (three products) .......         419.4
   Unconsolidated Affiliates (1)
                                                                    4.0

   Total.................................................   $  32,165.4

(1) Assets under management exclude certain non-discretionary advisory relationships and reflect 100% of the assets managed by unconsolidated affiliates.

         Alliance Capital also offers a managed assets program, which provides customers of participating financial intermediaries with a Visa card, access to automated teller machines and check writing privileges. The program is linked to the customer's chosen Alliance money market fund. The program serves to enhance relationships with financial intermediaries and to attract and retain investments in the Alliance money market funds, as well as to generate fee income.

         Under its investment management agreement with each money market fund, Alliance Capital is paid an investment management fee equal to 0.50% per annum of the fund's average net assets except for ACM Institutional Reserves which pays a fee between 0.20% and 0.45% of its average net assets. In the case of certain money market funds, the fee is payable at lesser rates with respect to average net assets in excess of $1.25 billion. For distribution and account maintenance services rendered in connection with the sale of money market deposit accounts, Alliance Capital receives fees from the participating banks that are based on outstanding account balances. Because the money market deposit account programs involve no investment management functions to be performed by Alliance Capital, Alliance Capital's costs of maintaining the account programs are less, on a relative basis, than its costs of managing the money market funds.

         On December 31, 1999 more than 99% of the assets invested in Alliance Capital's cash management programs were attributable to regional broker-dealers and other financial intermediaries, with the remainder coming directly from the public. On December 31, 1999 more than 500 financial intermediaries offered Alliance Capital's cash management services. Alliance Capital's money market fund market share (not including deposit products), as computed based on market data reported by the Investment Company Institute (December 1999), has increased from 1.42% of total money market fund industry assets at the end of 1994 to 2.01% at December 31, 1999.

         Alliance Capital makes payments to financial intermediaries for distribution assistance and shareholder servicing and administration. Alliance Capital's money market funds pay fees to Alliance Capital at annual rates of up to 0.25% of average daily net assets pursuant to "Rule 12b-1" distribution plans except for Alliance Money Market Fund which pays a fee of up to 0.45% of its average daily net assets. Such payments are supplemented by Alliance Capital in making payments to financial intermediaries under the distribution assistance and shareholder servicing and administration program. During 1999 such supplemental payments totaled approximately $66.6 million ($58.0 million in 1998). There are 7 employees of Alliance Capital who devote their time exclusively to marketing Alliance Capital's cash management services.

         A principal risk to Alliance Capital's cash management services business is the acquisition of its participating financial intermediaries by companies that are competitors or that plan to enter the cash management services business. As of December 31, 1999 the five largest participating financial intermediaries were responsible for assets aggregating approximately $25.3 billion, or 79% of the cash management services total.

         Many of the financial intermediaries whose customers utilize Alliance Capital's cash management services are broker-dealers whose customer accounts are carried, and whose securities transactions are cleared and settled, by the Pershing Division ("Pershing") of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ Securities Corporation"), a subsidiary of AXA Financial. Pursuant to an agreement between Pershing and Alliance Capital, Pershing recommends that certain of its correspondent firms use Alliance Capital's money market funds and other cash management products. As of December 31, 1999 DLJ Securities Corporation and these Pershing correspondents were responsible for approximately $20.6 billion or 64% of Alliance Capital's total cash management assets. Pershing may terminate its agreement with Alliance Capital on 180 days' notice. If the agreement were terminated, Pershing would be under no obligation to recommend or in any way assist in the sale of Alliance Capital's cash management products and would be free to recommend or assist in the sale of competitive products.

         Alliance Capital's money market funds are investment companies registered under the Investment Company Act and are managed under the supervision of boards of directors or trustees, which include disinterested directors or trustees who must approve investment management agreements and certain other matters. The investment management agreements between the money market funds and Alliance Capital provide for an expense limitation of 1% per annum or less of average daily net assets. See "Mutual Funds Management - Investment Management Agreements and Fees".

Shareholder and Administration Services

         Alliance Fund Services, Inc. ("AFS"), a wholly-owned subsidiary of Alliance Capital, provides registrar, dividend disbursing and transfer agency related services for each U.S. Fund and provides servicing for each U.S. Fund's shareholder accounts. As of December 31, 1999 AFS employed 482 people. AFS operates out of offices in Secaucus, New Jersey, and San Antonio, Texas. Under each servicing agreement AFS receives a monthly fee. Each servicing agreement must be approved annually by the relevant U.S. Fund's board of directors or trustees, including a majority of the disinterested directors or trustees, and may be terminated by either party without penalty upon 60 days' notice.

         Most U.S. Funds utilize Alliance Capital and AFS personnel to perform legal, clerical and accounting services not required to be provided by Alliance Capital. Payments by a U.S. Fund for these services must be specifically approved in advance by the U.S. Fund's board of directors or trustees. Currently, Alliance Capital and AFS are accruing revenues for providing clerical and accounting services to the U.S. Funds and these closed-end funds at the rate of approximately $8.6 million per year.

         ACM Fund Services S.A. ("ACMFS"), a wholly-owned subsidiary of Alliance Capital, is the registrar and transfer agent of substantially all of the Offshore Funds. As of December 31, 1999 ACMFS employed 20 people. ACMFS operates out of offices in Luxembourg and receives a monthly fee for its registrar and transfer agency services. Each agreement between ACMFS and an Offshore Fund may be terminated by either party upon 60 days' notice.

         Alliance Capital expects to continue to devote substantial resources to shareholder servicing because of its importance in competing for assets invested in mutual funds and cash management services.

YEAR 2000

         Alliance Capital's systems and facilities passed into the new millenium successfully and are continuing to operate without disruption in 2000. Alliance Capital incurred approximately $43 million in costs related to its Year 2000 initiatives.

COMPETITION

         The financial services industry is highly competitive and new entrants are continually attracted to it. No one or small number of competitors is dominant in the industry. Alliance Capital is subject to substantial competition in all aspects of its business. Pension fund, institutional and corporate assets are managed by investment management firms, broker-dealers, banks and insurance companies. Many of these financial institutions have substantially greater resources than Alliance Capital. Alliance Capital competes with other providers of institutional investment products and services primarily on the basis of the range of investment products offered, the investment performance of such products and the services provided to clients. Based on an annual survey conducted by Pensions & Investments, as of December 31, 1998 Alliance Capital was ranked 11th out of 754 managers based on U.S. tax-exempt assets under management, 5th out of the 20 largest managers of international index assets, 7th out of the 25 largest managers of domestic equity index funds and 12th out of the 25 largest domestic bond index managers.

         Many of the firms competing with Alliance Capital for institutional clients also offer mutual fund shares and cash management services to individual investors. Competitiveness in this area is chiefly a function of the range of mutual funds and cash management services offered, investment performance, quality in servicing customer accounts and the capacity to provide financial incentives to financial intermediaries through distribution assistance and administrative services payments funded by "Rule 12b-1" distribution plans and the investment adviser's own resources.

CUSTODY AND BROKERAGE

         Neither Alliance Capital nor its subsidiaries maintains custody of client funds or securities, which is maintained by client-designated banks, trust companies, brokerage firms or other custodians. Custody of the assets of Alliance Mutual Funds, EQAT and money market funds is maintained by custodian banks and central securities depositories.

         Alliance Capital generally has the discretion to select the brokers or dealers to be utilized to execute transactions for client accounts. Broker-dealers affiliated with AXA Financial and Equitable effect transactions for client accounts only if the use of the broker-dealers has been specifically authorized or directed by the client.

REGULATION

         Alliance Capital, Alliance Holding, Albion Alliance, ACFG and Alliance are investment advisers registered under the Investment Advisers Act. Each U.S. Fund is registered with the Securities and Exchange Commission ("SEC") under the Investment Company Act and the shares of most U.S. Funds are qualified for sale in all states in the United States and the District of Columbia, except for U.S. Funds offered only to residents of a particular state. AFS is registered with the SEC as a transfer agent and AFD is registered with the SEC as a broker-dealer. AFD is subject to minimum net capital requirements ($8.4 million at December 31, 1999) imposed by the SEC on registered broker-dealers and had aggregate regulatory net capital of $14.2 million at December 31, 1999.

         The relationships of Equitable and its insurance company subsidiary with Alliance Capital are subject to applicable provisions of the New York Insurance Law and regulations. Certain of the investment advisory agreements and ancillary administrative service agreements between Equitable and its insurance company subsidiary and Alliance Capital are subject to disapproval by the New York Superintendent of Insurance within a prescribed notice period. Under the New York Insurance Law and regulations, the terms of these agreements are to be fair and equitable, charges or fees for services performed are to be reasonable, and certain other standards must be met. Fees must be determined either with reference to fees charged to other clients for similar services or, in certain cases, which include the ancillary service agreements, based on cost reimbursement.

         Alliance Capital's assets under management and revenues derived from the general accounts of Equitable and its insurance company subsidiary are directly affected by the investment policies for the general accounts. Among the numerous factors influencing general account investment policies are regulatory factors, such as (i) laws and regulations that require diversification of the investment portfolios and limit the amount of investments in certain investment categories such as below investment grade fixed maturities, equity real estate and equity interests, (ii) statutory investment valuation reserves, and (iii) risk-based capital guidelines for life insurance companies approved by the National Association of Insurance Commissioners. These policies have recently resulted in the shifting of general account assets managed by Alliance Capital into categories with lower management fees.

         All aspects of Alliance Capital's business are subject to various federal and state laws and regulations and to the laws in the foreign countries in which Alliance Capital's subsidiaries conduct business. These laws and regulations are primarily intended to benefit clients and Alliance Mutual Fund shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, the revocation of the registration as an investment adviser, censures and fines.

EMPLOYEES

         As of December 31, 1999 Alliance Capital and its subsidiaries employed 2,396 employees, including 277 investment professionals, of whom 140 are portfolio managers, 122 are research analysts and 15 are order placement specialists. The average period of employment of these professionals with Alliance Capital is approximately 8 years and their average investment experience is approximately 14 years. Alliance Capital considers its employee relations to be good.

SERVICE MARKS

         Alliance Capital has registered a number of service marks with the U.S. Patent and Trademark Office, including an "A" design logo and the combination of such logo and the words "Alliance" and "Alliance Capital". Each of these service marks was registered in 1986.

Item 2.  Properties

         Alliance Capital's and Alliance Holding's principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease which extends until 2016. Alliance Capital and Alliance Holding currently occupy approximately 407,000 square feet at this location. Alliance Capital also occupies approximately 114,097 square feet at 135 West 50th Street, New York, New York under leases expiring in 2016. Alliance Capital also occupies approximately 4,594 square feet at 709 Westchester Avenue and 21,057 square feet at 925 Westchester Avenue, White Plains, New York under leases expiring in 2004. Alliance Capital and its subsidiaries, AFD and AFS, occupy approximately 134,261 square feet of space in Secaucus, New Jersey pursuant to a lease which extends until 2016, approximately 92,067 square feet of space in San Antonio, Texas pursuant to a lease which extends until 2009, and approximately 59,033 square feet at the Glenmaura Corporate Centre, Scranton, Pennsylvania, under a lease expiring in 2004.

         Alliance Capital also leases space in San Francisco, California; Chicago, Illinois; Greenwich, Connecticut; Minneapolis, Minnesota; and Beechwood, Ohio, and its subsidiaries and affiliates lease space in Windhoek, Namibia; London, England; Paris, France; Tokyo, Japan; Sydney, Australia; Toronto, Canada; Luxembourg; Singapore; Manama, Bahrain; Mumbai, New Delhi, Bangalore, Pune, Calcutta and Chennai, India; Johannesburg, South Africa; and Istanbul, Turkey. Subsidiaries and affiliates of Alliance Capital have offices in Vienna, Austria; So Paolo, Brazil; Hong Kong, China; Seoul, Korea;
Warsaw, Poland; Moscow, Russia; Cairo, Egypt; Talinn, Estonia; Harare, Zimbabwe; Prague, Czech Republic; and Bucharest, Romania.

Item 3.  Legal Proceedings

         On July 25, 1995, a Consolidated and Supplemental Class Action Complaint ("Original Complaint") was filed against the Alliance North American Government Income Trust, Inc. (the "Fund"), Alliance Holding and certain other defendants affiliated with Alliance Holding alleging violations of federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. On September 26, 1996, the United States District Court for the Southern District of New York granted the defendants' motion to dismiss all counts of the Original Complaint. On October 29, 1997, the United States Court of Appeals for the Second Circuit affirmed that decision.

         On October 29, 1996, plaintiffs filed a motion for leave to file an amended complaint. The principal allegations of the amended complaint are that
(i) the Fund failed to hedge against currency risk despite representations that it would do so, (ii) the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities, and (iii) two advertisements used by the Fund misrepresented the risks of investing in the Fund. On October 15, 1998, the United States Court of Appeals for the Second Circuit issued an order granting plaintiffs' motion to file an amended complaint alleging that the Fund misrepresented its ability to hedge against currency risk and denying plaintiffs' motion to file an amended complaint alleging that the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities and that certain advertisements used by the Fund misrepresented the risks of investing in the Fund. On December 1, 1999 the United States District Court for the Southern District of New York granted defendants' motion for summary judgement on all claims against all defendants. On December 14 and 15, 1999 the plaintiffs filed motions for reconsideration of the Court's ruling. These motions are currently pending with the Court.

         On March 24, 2000 Alliance Capital announced that a memorandum of understanding had been signed with the lawyers for the plaintiffs settling this action. Under the settlement Alliance Capital will permit Fund shareholders to invest up to $250 million in Alliance Mutual Funds free of initial sales charges. Like all class action settlements, the settlement is subject to court approval.

         Alliance Capital assumed all of Alliance Holding's liabilities in respect of this litigation in connection with the Reorganization. Alliance Capital and Alliance Holding believe that the allegations in the amended complaint are without merit and intend to vigorously defend against this action. While the ultimate outcome of this matter cannot be determined at this time, management of Alliance Capital and Alliance Holding does not expect that it will have a material adverse effect on Alliance Capital's or Alliance Holding's results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

         Neither Alliance Capital nor Alliance Holding submitted a matter to a vote of security holders during the fourth quarter of 1999.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market for the Alliance Capital Units and the Alliance Holding Units

         There is no established public trading market for the Alliance Capital Units. The Alliance Capital Units are subject to very significant liquidity restrictions. In general, transfers of Alliance Capital Units will be allowed only with the written consent of both Equitable and the General Partner. Either Equitable or the General Partner may withhold its consent to a transfer in its sole discretion, for any reason. Generally, neither Equitable nor the General Partner will permit any transfer that it believes would create a risk that Alliance Capital would be treated as a corporation for tax purposes.

         On March 1, 2000 there were approximately 671 Alliance Capital Unitholders of record.

         The Alliance Holding Units are traded on the NYSE. The high and low sale prices on the NYSE during each quarter of Alliance Holding's two most recent fiscal years were as follows:

                     1999                High        Low
                     ----                ----        ---

                     First Quarter       26 7/8      24 1/2
                     Second Quarter      32 5/16     24 1/8
                     Third Quarter       33 7/16     25
                     Fourth Quarter      34          24 5/16



                     1998                High        Low
                     ----                ----        ---

                     First Quarter       27 7/8      18 13/16
                     Second Quarter      29          23 7/8
                     Third Quarter       28          19 5/8
                     Fourth Quarter      27 1/2      19 3/4

         On February 19, 1998, Alliance Holding declared a two for one Alliance Holding Unit split payable to Unitholders of record on March 11, 1998. The high and low sale prices above have been adjusted to reflect the Alliance Holding Unit split to the extent necessary.

         On March 1, 2000 the closing price of the Alliance Holding Units on the NYSE was $37.125 per Unit. As of March 1, 2000 there were approximately 1,659 Alliance Holding Unitholders of record.

Cash Distributions

         Each of Alliance Capital and Alliance Holding distributes on a quarterly basis all of its Available Cash Flow (as defined in its respective Partnership Agreement). Prior to the Reorganization, Alliance Holding's Available Cash Flow was derived from the operations now conducted by Alliance Capital. Subsequent to the completion of the Reorganization in the fourth quarter of 1999, when Alliance Capital commenced operations, Alliance Holding's principal sources of income and cash flow are attributable to its ownership of approximately 42% of the outstanding Alliance Capital Units.

         On February 14, 2000 Alliance Capital paid a distribution of Available Cash Flow in respect of the fourth quarter of 1999 and a Special Distribution in the aggregate amount of $0.91 per Alliance Capital Unit.

         During its two most recent fiscal years Alliance Holding made the following distributions of Available Cash Flow:

        Quarter During 1999 With
         Respect to Which a Cash        Amount of Cash
       Distribution Was Paid from      Distribution Per
           Available Cash Flow      Alliance Holding Unit   Payment Date
      ----------------------------  --------------------    -------------

      First Quarter                       $ 0.54              May 24, 1999
      Second Quarter                        0.54              August 16, 1999
      Third Quarter                         0.56              November 15, 1999
      Fourth Quarter                        0.85              February 14, 2000
                                          ------
                                          $ 2.49
                                          ======


        Quarter During 1998 With
         Respect to Which a Cash        Amount of Cash
       Distribution Was Paid from      Distribution Per
           Available Cash Flow      Alliance Holding Unit   Payment Date
      ----------------------------  --------------------    -------------

      First Quarter                       $ 0.38              May 18, 1998
      Second Quarter                        0.42              August 18, 1998
      Third Quarter                         0.39              November 23, 1998
      Fourth Quarter                        0.43              February 23, 1999
                                          ------
                                          $ 1.62
                                          ======


         On February 19, 1998 Alliance Holding declared a two for one Alliance Holding Unit split payable to Unitholders of record on March 11, 1998. The cash distribution per Alliance Holding Unit amounts above have been adjusted to reflect the Unit split to the extent necessary.

Item 6.  Selected Financial Data

         The Selected Consolidated Financial Data of Alliance Capital Management Holding L.P. which appears on page 85 of the 1999 Annual Report is incorporated by reference in this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 86 through 90 of the 1999 Annual Report is incorporated by reference in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         The quantitative and qualitative disclosures about market risk contained in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 90 of the 1999 Annual Report are incorporated by reference in this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data

         The Consolidated Financial Statements of Alliance Capital Management Holding L.P. and the report thereon by KPMG LLP which appear on pages 91 through 100 of the 1999 Annual Report are incorporated by reference in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Neither Alliance Capital nor Alliance Holding had any changes in or disagreements with accountants on accounting or financial disclosure.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

General Partner

         Alliance Capital's and Alliance Holding's activities are managed and controlled by Alliance as General Partner and Alliance Capital and Alliance Holding Unitholders do not have any rights to manage or control Alliance Capital or Alliance Holding. The General Partner has agreed that it will conduct no active business other than managing Alliance Capital and Alliance Holding, although it may make certain investments for its own account.

         The General Partner does not receive any compensation from Alliance Capital or Alliance Holding for services rendered to Alliance Capital or Alliance Holding as General Partner. The General Partner holds a 1% general partnership interest in Alliance Capital and 100,000 units of general partnership interest in Alliance Holding. As of March 1, 2000 Equitable, ACMC and ECMC, affiliates of the General Partner, held 95,855,945 Alliance Capital Units and 1,544,356 Alliance Holding Units.

         The General Partner is reimbursed by Alliance Capital for all expenses incurred by it in carrying out its activities as General Partner of Alliance Capital and Alliance Holding, including compensation paid by the General Partner to its directors and officers (to the extent such persons are not compensated directly as employees of Alliance Capital) and the cost of directors and officers liability insurance obtained by the General Partner. The General Partner was not reimbursed for any such expenses in 1999 except for directors' fees and directors and officers liability insurance.

Directors and Executive Officers of the General Partner

         The directors and executive officers of the General Partner are as follows:

          Name                             Age   Position
          ----                             ---   --------

          Dave H. Williams..............   67   Chairman of the Board and
                                                Director
          Luis Javier Bastida...........   54   Director
          Donald H. Brydon..............   54   Director
          Bruce W. Calvert..............   53   Director, Vice Chairman and
                                                Chief Executive Officer
          John D. Carifa................   55   Director, President and Chief
                                                Operating Officer
          Henri de Castries.............   45   Director
          Kevin C. Dolan................   46   Director
          Denis Duverne.................   47   Director
          Alfred Harrison...............   62   Director and Vice Chairman
          Herve Hatt....................   35   Director
          Michael Hegarty...............   55   Director
          Benjamin D. Holloway..........   75   Director
          Edward D. Miller..............   59   Director
          Peter D. Noris................   44   Director
          Frank Savage..................   61   Director
          Stanley B. Tulin..............   50   Director
          Reba W. Williams..............   63   Director
          Robert B. Zoellick............   46   Director
          David R. Brewer, Jr...........   54   Senior Vice President and
                                                General Counsel
          Robert H. Joseph, Jr..........   52   Senior Vice President and Chief
                                                Financial Officer

          Mr. Williams joined Alliance in 1977 and has been the Chairman of the Board since that time. He was elected a Director of Equitable on March 21, 1991 and was elected to the AXA Financial Board of Directors in May of 1992. He served as a Senior Executive Vice President of AXA from January 1997 through January 2000. AXA, AXA Financial and Equitable are parents of Alliance Capital and Alliance Holding. Mr. Williams is the husband of Mrs. Reba W. Williams, a Director of Alliance.

          Mr. Bastida was elected a Director of Alliance in February 1995. He is Head of Global Asset Management and Private Banking and a member of the Executive Committee of Banco Bilbao Vizcaya, Argentaria S.A. ("BBVA"). Mr. Bastida has been with BBVA since 1976. Prior to that he worked for General Electric. He is Chairman of Finanzia, the Specialized Finance subsidiary of BBVA and of Canal International Holding, and a Director of Privanza, the Private Bank of the same group.

          Mr. Brydon was elected a Director of Alliance in May 1997. He is Chairman and Chief Executive Officer of AXA Investment Managers S.A. Mr. Brydon was formerly Barclays Group's Deputy Chief Executive of BZW, the investment banking division of Barclays Plc., and was a member of the Executive Committee of Barclays. Before joining BZW, Mr. Brydon was the Chief Executive and Chairman of Barclays de Zoete Wedd Investment Management Ltd. (BZWIM) and had served in various executive capacities within the Barclays organization including Barclays Investment Management Ltd. and Barclays Bank. Mr. Brydon serves as director of Allied Domecq Plc., Nycomed Amersham Plc., Edinburgh UK Index Trust Plc. and Edinburgh Inca Trust. He also serves as a member of the Executive Committee of the UK's Institutional Fund Managers Association. In addition, Mr. Brydon serves as Advisor of British Aerospace Pension Fund Investment Management Ltd. AXA Investment Managers S.A. is a subsidiary of AXA, a parent of Alliance Capital and Alliance Holding.

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

          Mr. de Castries was elected a Director of Alliance in October 1993. Since January 2000, he has been Vice Chairman of AXA's Management Board. Prior thereto, he was Senior Executive Vice President Financial Services and Life Insurance Activities of AXA in the United States, Germany, the United Kingdom and Benelux from 1996 to 2000; Executive Vice President Financial Services and Life Insurance Activities of AXA from 1993 to 1996; General Secretary of AXA from 1991 to 1993; and Central Director of Finances of AXA from 1989 to 1991. Mr. de Castries is also a Director or Officer of various subsidiaries and affiliates of the AXA Group and a Director of AXA Financial, Equitable and Donaldson Lufkin & Jenrette, Inc. ("DLJ"). Mr. de Castries was elected Vice Chairman of AXA Financial on February 14, 1996 and was elected Chairman of AXA Financial, effective April 1, 1998. AXA, AXA Financial and Equitable are parents of Alliance Capital and Alliance Holding. DLJ and Equitable are subsidiaries of AXA Financial.

         Mr. Dolan was elected a Director of Alliance in May 1995. He was Chief Executive Officer of AXA Investment Managers Paris, a subsidiary of AXA until September 1999 and is now the Senior Executive Vice President for AXA Investment Managers on a global basis. Mr. Dolan has been with AXA since 1993. From 1983 to 1993 Mr. Dolan was Deputy General Manager of BFCE and CEO of BFCE Investment Corporation. AXA is a parent of Alliance Capital and Alliance Holding.

          Mr. Duverne was elected a Director of Alliance in February 1996. Mr. Duverne is Group Executive Vice President-Finance, Control and Strategy of AXA, which he joined as Senior Vice President in 1995. Prior to that Mr. Duverne was a member of the Executive Committee, Operations of Banque Colbert from 1992 to 1995. Mr. Duverne was Secretary General of Compagnie Financiere IBI from 1991 to 1992. Mr. Duverne worked for the French Ministry of Finance serving as Deputy Assistant Secretary for Tax Policy from 1988 to 1991 and director of the Corporate Taxes Department from 1986 to 1988. He is also a Director of various subsidiaries and affiliates of the AXA Group. Mr. Duverne is also a Director of DLJ and Equitable. AXA and Equitable are parents of Alliance Capital and Alliance Holding. DLJ and Equitable are subsidiaries of AXA Financial.

          Mr. Harrison joined Alliance in 1978 and was elected Vice Chairman on May 3, 1993. Mr. Harrison is in charge of Alliance Capital's Minneapolis office and is a senior portfolio manager. He was an Executive Vice President from 1986 to 1993 and a Senior Vice President from 1978 to 1986. He was elected a Director of Alliance in 1992.

          Mr. Hatt was elected a Director of Alliance in May 1998. He has been Senior Vice President - Asset Management Activities and Group Strategic Planning of AXA since March 1998. From 1992 to 1998 he was a senior engagement manager with McKinsey & Company, the management consultants, in London and in Paris. AXA is a parent of Alliance Capital and Alliance Holding.

          Mr. Hegarty was elected a Director of Alliance in May 1998. He is Senior Vice Chairman, Chief Operating Officer and a Director of AXA Financial. Mr. Hegarty joined AXA Financial in 1998. He previously served as Vice Chairman of the Chase Manhattan Corporation and the Chase Manhattan Bank. In addition to serving as a Director of Alliance and AXA Financial, Mr. Hegarty is a Director of DLJ. AXA Financial and Equitable are parents of Alliance Capital and Alliance Holding. DLJ and Equitable are subsidiaries of AXA Financial.

          Mr. Holloway was elected a Director of Alliance in November 1987. He is a consultant to The Continental Companies. From September 1988 until his retirement in March 1990, Mr. Holloway was a Vice Chairman of Equitable. He served as an Executive Vice President of Equitable from 1979 until 1988. Prior to his retirement he served as a Director and Officer of various Equitable subsidiaries and was also a Director of DLJ until March 1990. Mr. Holloway was a Director of Rockefeller Center Properties, Inc. and is a Director Emeritus of The Duke University Management Corporation, Chairman of The Touro National Heritage Trust, a Regent of the Cathedral of St. John the Divine and a Trustee of Duke University (Emeritus) and the American Academy in Rome (Emeritus).

         Mr. Miller was elected a Director of Alliance in July 1997. He has been a Director, President and Chief Executive Officer of AXA Financial since August 1997. He was President of Equitable from August 1997 to January 1998 and has been Chairman of Equitable since January 1998 and Chief Executive Officer and a Director of Equitable since August 1997. He became a member of AXA's Management Board in January 2000. He was Senior Executive Vice President of AXA until becoming a member of AXA's Management Board. From 1996 to 1997, he was Senior Vice Chairman of Chase Manhattan Corporation. Prior thereto, he was President of Chemical Bank (which merged with Chase in 1996) from 1994 to 1996 and Vice Chairman from 1991 to 1994. He is also a Director of DLJ, AXA Canada and KeySpan Energy Corporation, formed as a result of the merger of Long Island Lighting Company and Brooklyn Union Gas Co. AXA, AXA Financial and Equitable are parents of Alliance Capital and Alliance Holding. DLJ and Equitable are subsidiaries of AXA Financial.

          Mr. Noris was elected a Director of Alliance in July 1995. Since 1995 Mr. Noris has been Executive Vice President and Chief Investment Officer of AXA Financial. Since 1995 Mr. Noris has been the Executive Vice President and Chief Investment Officer of Equitable. Prior to that he was Vice President - Investment Strategy for Salomon Brothers from 1992 to 1995. From 1984 to 1992 Mr. Noris was a Principal in the Fixed Income and Equity Divisions of Morgan Stanley Group Inc. AXA Financial and Equitable are parents of Alliance Capital and Alliance Holding.

          Mr. Savage was elected a Director of Alliance in May 1993. He has been Chairman of Alliance Capital Management International, a division of Alliance Capital, since May 1994. Mr. Savage is a Director of ACFG, a subsidiary of Alliance Capital, and was Chairman of ACFG from July 1993 to August 1996. Prior to that, he was with ECMC, serving as Vice Chairman from June 1986 to April 1992, and Chairman from April 1992 to July 1993. In addition, Mr. Savage is a Director of Lockheed Martin Corporation, Qualcomm Inc., and Enron Corp.

          Mr. Tulin was elected a Director of Alliance in July 1997. He is Vice Chairman and Chief Financial Officer of AXA Financial and Director, Vice Chairman and Chief Financial Officer of Equitable. Mr. Tulin was elected a Director of DLJ in June 1997. Mr. Tulin was formerly Coopers & Lybrand's Co-Chairman of the Insurance Industry Practice. Before joining Coopers & Lybrand, Mr. Tulin was with Milliman and Robertson for 17 years. Mr. Tulin is a Fellow of the Society of Actuaries, a Board member of the American Academy of Actuaries and a frequent speaker at actuarial and insurance industry conferences. He is a member of the Board of Directors and Treasurer of the Jewish Theological Seminary; Treasurer of Brandeis University Graduate School of International Economics and Finance; and a Board Member of the New York City Opera. AXA Financial and Equitable are parents of Alliance Capital and Alliance Holding. DLJ and Equitable are subsidiaries of AXA Financial.

          Mrs. Williams was elected a Director of Alliance in October 1993. She is currently the Director of Special Projects of Alliance Capital. She serves on the Boards of Directors of the India Liberalisation Fund, The Spain Fund, The Austria Fund and The Southern Africa Fund. Mrs. Williams, who has worked at McKinsey & Company and as a securities analyst at Mitchell, Hutchins, Inc., has a Masters in Business Administration and a Ph.D. in Art History. Mrs. Williams is the wife of Mr. Dave H. Williams, Chairman of the Board and a Director of Alliance.

         Mr. Zoellick was elected a Director of Alliance in February 1997. He is a Resident Fellow and member of the Board of The German Marshall Fund of the United States (a non-profit foundation), a Research Scholar at the Belfer Center at Harvard University, and a Senior International Advisor at Goldman, Sachs & Co. In 1999, Mr. Zoellick was the President and CEO of the Center for Strategic and International Studies, an independent non-profit policy institute. He served as the John M. Olin Professor in National Security Affairs at the U.S. Naval Academy in 1997-98. From 1993 through 1997, Mr. Zoellick was an Executive Vice President at Fannie Mae, the largest investor in home mortgages in the U.S. Before joining Fannie Mae, he was Deputy Chief of Staff of the White House and Assistant to the President from 1992 to 1993. From 1989 to 1992, Mr. Zoellick was the Counselor of the State Department and later also Under Secretary of State for Economics. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of posts, including Counselor to Secretary James A. Baker
III. He serves on the boards of Jones Intercable and Said Holdings and the Advisory Board of Enron Corp. Mr. Zoellick also serves on the boards of numerous non-profit entities.

         Mr. Brewer joined Alliance in 1987 and has been Senior Vice President and General Counsel since 1991. From 1987 until 1990 Mr. Brewer was Vice President and Assistant General Counsel of Alliance.

         Mr. Joseph joined Alliance in 1984 and has been Senior Vice President and Chief Financial Officer since December 1994. He was Senior Vice President and Controller from 1989 until January 1994 and Senior Vice President-Finance from

January 1994 until December 1994. From 1986 until 1989 Mr. Joseph was Vice President and Controller of Alliance and from 1984 to 1986 Mr. Joseph was a Vice President and the Controller of AFS, a subsidiary of Alliance Capital.

         Certain executive officers of Alliance are also directors or trustees and officers of various Alliance Mutual Funds and are directors and officers of certain of Alliance Capital's subsidiaries and affiliates.

         All directors of the General Partner hold office until the next annual meeting of the stockholder of the General Partner and until their successors are elected and qualified. All officers of the General Partner serve at the discretion of the General Partner's Board of Directors.

         The General Partner has an Audit Committee composed of its independent directors Mr. Holloway and Mr. Zoellick. The Audit Committee reports to the Board of Directors with respect to the selection and terms of engagement of the independent auditors of Alliance Capital and Alliance Holding, with respect to the Year 2000 initiative and certain other matters. The Audit Committee also reviews various matters relating to the accounting and auditing policies and procedures of Alliance Capital and Alliance Holding. The Audit Committee held 4 meetings in 1999.

         The General Partner has a Board Compensation Committee composed of Messrs. Williams, Holloway and Miller. The Board Compensation Committee is responsible for compensation and compensation related matters, including, but not limited to, responsibility and authority for determining bonuses, contributions and awards under most employee incentive plans or arrangements, amending or terminating such plans or arrangements or any welfare benefit plan or arrangement or adopting any new incentive, fringe benefit or welfare benefit plan or arrangement. The Option Committee, consisting of Mr. Holloway and Mr. Zoellick, is responsible for granting options under Alliance Capital's 1993 Unit Option Plan. The 1997 Option Committee, consisting of Messrs. Williams, Holloway, Miller and Zoellick, is responsible for granting options under Alliance Capital's 1997 Long Term Incentive Plan. The Unit Option and Unit Bonus Committee, consisting of Messrs. Holloway and Miller, is responsible for granting awards under Alliance Capital's Unit Bonus Plan. The Board Compensation Committee, Option Committee, Unit Option and Unit Bonus Committee and 1997 Option Committee consult with a Management Compensation Committee consisting of Messrs. Williams, Calvert, Carifa and Harrison with respect to matters within their authority. The Century Club Plan Committee, consisting of Messrs. Carifa and Michael J. Laughlin, Executive Vice President of the General Partner and Chairman of the Board of AFD, is responsible for granting awards under Alliance Capital's Century Club Plan.

         The General Partner pays directors who are not employees of Alliance Capital, Alliance Holding, AXA Financial or any affiliate of AXA Financial an annual retainer of $18,000 plus $1,000 per meeting attended of the Board of Directors and $500 per meeting of a committee of the Board of Directors not held in conjunction with a Board of Directors meeting. Alliance Capital reimburses Messrs. Bastida, Brydon, de Castries, Dolan, Duverne, Hatt, Holloway and Zoellick for certain expenses incurred in attending Board of Directors' meetings. Other directors are not entitled to any additional compensation from the General Partner for their services as directors. The Board of Directors meets quarterly.

Section 16 (a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the General Partner's directors and executive officers, and persons who own more than 10% of the Alliance Holding Units to file with the SEC initial reports of ownership and reports of changes in ownership of Alliance Holding Units. To the best of Alliance Holding's knowledge, during the year ended December 31, 1999 all Section 16(a) filing requirements applicable to its executive officers, directors and 10% beneficial owners were complied with except that a Statement of Changes in Beneficial Ownership on Form 4 was filed late on behalf of Mr. Michael Hegarty, a Director of Alliance, in respect of his purchase of Alliance Holding Units.

Item 11.          Executive Compensation

         The following Summary Compensation Table sets forth all plan and non-plan compensation awarded to, earned by or paid to the Chairman of the Board and each of the four most highly compensated executive officers of the General Partner at the end of 1999 ("Named Executive Officers"):

                                                                                Long Term Compensation
                                                                             -------------------- ---------
                                                Annual Compensation                Awards         Payouts
                                         ----------------------------------- -------------------- --------- ----------
(a)                                (b)      (c)          (d)         (e)        (f)       (g)       (h)        (i)
                                                                  Other
                                                                  Annual     Restricted                        All
                                                                  Compen-     Stock                LTIP       other
                                                                  sation     Award(s)   Options/  Payouts   Compensation
Name and Principal Position       Year   Salary ($)    Bonus ($)  ($) (1)      ($)      (#Units)  ($) (1)    ($) (2)
---------------------------       ----   ----------    ---------  -------      ---      --------  -------    -------
Dave H. Williams                  1999      274,996   $5,500,000  ---------          0         0      $  0    419,581
Chairman of the Board             1998      274,976    4,500,000  ---------          0         0         0    482,531
                                  1997      274,976    3,000,000  ---------          0         0         0    835,027


John D. Carifa                    1999      269,232    7,200,000  6,601,411          0         0         0  1,506,082
President & Chief Operating       1998      250,000    5,000,000  ---------          0   500,000         0  1,209,640
Officer                           1997      250,000    4,000,000  ---------          0         0         0    686,979


Bruce W. Calvert                  1999      269,232    6,200,000  ---------          0         0         0  1,506,856
Vice Chairman &                   1998      250,000    4,500,000    264,273          0   500,000         0  1,208,311
Chief Executive Officer           1997      250,000    4,000,000  ---------          0         0         0    687,532



Robert H. Joseph, Jr.             1999      172,692      738,000    610,429          0    15,000         0    283,348
Senior Vice President &           1998      163,846      591,500    257,798          0    20,000         0    187,737
Chief Financial Officer           1997      160,000      494,000  ---------          0    20,000         0    110,335



David R. Brewer, Jr.              1999      172,692      741,500    879,670          0    15,000         0    283,348
Senior Vice President             1998      163,846      595,000    199,448          0    20,000         0    187,737
& General Counsel                 1997      157,692      495,500    104,646          0    20,000         0    110,037

(1) Perquisites and personal benefits are not included in column (e) if the aggregate amount did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported in columns (c) and (d).

     Column (e) for 1999 includes for Mr. Carifa, among other perquisites and personal benefits, $6,525,000 representing the dollar value of the difference between the exercise price and fair market value of Alliance Holding Units acquired as a result of the exercise of options and $42,000 for personal tax services.

     Column (e) for 1999 includes for Mr. Joseph, among other perquisites and personal benefits, $588,246 representing the dollar value of the difference between the exercise price and fair market value of Alliance Holding Units acquired as a result of the exercise of options and $9,000 for personal tax services.

     Column (e) for 1999 includes for Mr. Brewer, among other perquisites and personal benefits, $860,222 representing the dollar value of the difference between the exercise price and fair market value of Alliance Holding Units acquired as a result of the exercise of options and $6,000 for personal tax services.

     Column (e) for 1998 includes for Mr. Calvert, among other perquisites and personal benefits, $247,323 for costs, including housing, cost-of-living adjustment, tax equalization and car allowance, for a temporary assignment in London and $16,950 for personal tax services.

     Column (e) for 1998 includes for Mr. Joseph, among other perquisites and personal benefits, $240,000 representing the dollar value of the difference between the exercise price and fair market value of Alliance Holding Units acquired as a result of the exercise of options and $9,000 for personal tax services.

     Column (e) for 1998 and 1997 includes for Mr. Brewer, among other perquisites and personal benefits, $187,000 and $98,000 respectively, representing the dollar value of the difference between the exercise price and the fair market value of Alliance Holding Units acquired as a result of the exercise of options and, for 1998, $5,700 for personal tax services.


(2) Column (i) includes award amounts vested and earnings credited in 1997, 1998 and 1999 in respect of the Alliance Partners Compensation Plan. Column
     (i) does not include any amounts in respect of awards made in 1999 in respect of the Alliance Partners Compensation Plan since none of these awards have vested and no earnings have been credited in respect of the 1999 awards.

Column (i) includes the following amounts for 1999:

                          Earnings                            Vesting of Awards
                          Accrued        Vesting of Awards   and Accrued Earnings    Profit
                        On Partners     and Accrued Earnings   Under Alliance        Sharing     Term Life
                            Plan           Under Capital          Partners            Plan       Insurance
                          Balances       Accumulation Plan    Compensation Plan    Contribution    Premiums         Total
                          --------       -----------------    -----------------    ------------    --------         -----
Dave H. Williams          $ 14,669              $ 83,581              $ 281,141      $ 23,000     $ 17,190       $ 419,581
John D. Carifa               5,735                33,442              1,438,366        23,000        5,539       1,506,082
Bruce W. Calvert             5,060                34,891              1,438,366        23,000        5,539       1,506,856
Robert H. Joseph, Jr.            0                     0                256,862        23,000        3,486         283,348
David R. Brewer, Jr.             0                     0                256,862        23,000        3,486         283,348

Option Grants in 1999

         The table below shows information regarding grants of options made to the Named Executive Officers under the 1993 Unit Option Plan and the 1997 Long Term Incentive Plan ("Alliance Capital Option Plans") during 1999. The amounts shown for each of the Named Executive Officers as potential realizable values are based on assumed annualized rates of appreciation of five percent and ten percent over the full ten-year term of the options, which would result in Alliance Holding Unit prices of approximately $48.77 and $77.65, respectively. The amounts shown as potential realizable values for all Alliance Holding Unitholders represent the corresponding increases in the market value of 72,259,583 outstanding Alliance Holding Units held by all Alliance Holding Unitholders as of December 31, 1999, which would total approximately $1.4 billion and $3.4 billion, respectively. No gain to the optionees is possible without an increase in Alliance Holding Unit price which will benefit all Alliance Holding Unitholders proportionately. These potential realizable values are based solely on assumed rates of appreciation required by applicable SEC regulations. Actual gains, if any, on option exercises and Alliance Holding Unitholdings are dependent on the future performance of the Alliance Holding Units. There can be no assurance that the potential realizable values shown in this table will be achieved.

                                                    Option Grants In 1999

                                                                                            Potential Realizable Value at
                                                                                                       Assumed
                                                                                             Annual Rates of Unit Price
                                             Individual Grants (1)                           Appreciation for Option Term
                          ---------------------------------------------------------------------------------------------------
                                                % of total
                               Number of          Options
                              Securities        Granted to
                              Underlying       Employees in     Exercise
                            Options Granted     Fiscal Year       Price      Expiration         5%                10%
   Name                           (#)               (2)         ($/Unit)        Date            ($)               ($)
-----------------------------------------------------------------------------------------------------------------------------
Dave H. Williams                      0              N/A            N/A          N/A             N/A               N/A
John D. Carifa                        0              N/A            N/A          N/A             N/A               N/A
Bruce W. Calvert                      0              N/A            N/A          N/A             N/A               N/A
Robert H. Joseph, Jr.            15,000              .8%          30.25       12/06/09        277,800           711,000
David R. Brewer, Jr.             15,000              .8%          30.25       12/06/09        277,800           711,000

(1) Options on Alliance Holding Units are awarded at the fair market value of Alliance Holding Units at the date of award and become exercisable in 20% increments commencing one year from such date if the optionee has not died or terminated employment. Such options lapse at the earliest of ten years after award, three months after the optionee's normal termination of employment or disability, six months after the optionee's death, or at the time of the optionee's termination of employment otherwise than normally.
(2) Options in respect of 2,000,000 Alliance Holding Units were granted in 1999.

Aggregated Option Exercises in 1999 and 1999 Year-End Option Values

         The following table summarizes for each of the Named Executive Officers the number of options exercised during 1999, the aggregate dollar value realized upon exercise, the total number of Alliance Holding Units subject to unexercised options held at December 31, 1999, and the aggregate dollar value of in-the-money, unexercised options held at December 31, 1999. Value realized upon exercise is the difference between the fair market value of the underlying Alliance Holding Units on the exercise date and the exercise price of the option. Value of unexercised, in-the-money options at fiscal year-end is the difference between its exercise price and the fair market value of the underlying Alliance Holding Units on December 31, 1999, which was $29.9375 per Alliance Holding Unit. These values have not been, and may never be, realized. The underlying options have not been, and may never be, exercised, and actual gains, if any, on exercise will depend on the value of Alliance Holding Units on the date of exercise. There can be no assurance that these values will be realized.

                       Aggregated Option Exercises In 1999
                       And December 31, 1999 Option Values

                                                                 Number of Alliance
                                                                   Holding Units                     Value of Unexercised
                             Options         Value              Underlying Unexpired                 In-the-Money Options
                            Exercised      Realized         Options at December 31, 1999         at December 31, 1999 ($) (1)
                            (# Units)         ($)        ----------------------------------- ------------------------------------
Name                                                       Exercisable      Unexercisable       Exercisable      Unexercisable
-------------------------- ------------ ---------------- ----------------- ----------------- ------------------ -----------------
Dave H. Williams                     0              N/A                 0                 0                0                 0
John D. Carifa                 400,000        6,525,000           380,000           470,000        6,065,000         2,875,625
Bruce W. Calvert                     0              N/A           740,000           460,000       13,255,000         2,673,125
Robert H. Joseph, Jr.           30,620          588,246           120,500            63,000        2,295,070           571,875
David R. Brewer, Jr.            34,058          860,222           148,750            59,000        3,046,711           490,875
-------------------------- ------------ ---------------- ----------------- ----------------- ------------------ -----------------

(1) In-the-Money Options are those where the fair market value of the underlying Alliance Holding Units exceeds the exercise price of the option. The Named Executive Officers hold no other options in respect of the Alliance Holding Units or the Alliance Capital Units.

         Options to acquire Alliance Holding Units are granted by Alliance Capital to its employees. Upon exercise of options, Alliance Holding exchanges the proceeds from exercise for a number of Alliance Capital Units equal to the number of Alliance Holding Units acquired pursuant to the option exercises, thus increasing Alliance Holding's investment in Alliance Capital.

Compensation Agreements with Certain Executive Officers

         In connection with Equitable's 1985 acquisition of DLJ, the parent of ACMC in 1985, ACMC entered into employment agreements with Messrs. Williams, Carifa and Calvert. Each agreement provided for deferred compensation payable in stated monthly amounts for ten years commencing at age 65, or earlier in a reduced amount in the event of disability or death, if the individual involved so elects. The right to receive such deferred compensation is vested. Assuming payments commence at age 65, the annual amount of deferred compensation payable for ten years to Messrs. Williams, Carifa and Calvert is $425,731, $522,036, and $434,612, respectively. While Alliance Capital assumed responsibility for payment of these deferred compensation obligations, ACMC and Alliance are required, subject to certain limitations, to make capital contributions to Alliance Capital in an amount equal to the payments, and ACMC is also obligated to the employees for the payments. ACMC's obligations to make capital contributions to Alliance Capital are guaranteed, subject to certain limitations, by Equitable Investment Corporation ("EIC"), a wholly-owned subsidiary of Equitable, the parent of Alliance.

Certain Employee Benefit Plans

         Retirement Plan. Alliance Capital maintains a qualified, non-contributory, defined benefit retirement plan covering most employees of Alliance Capital who have completed one year of service and attained age 21. Employer contributions are determined by application of actuarial methods and assumptions to reflect the cost of benefits under the plan. Each participant's benefits are determined under a formula which takes into account years of credited service, the participant's average compensation over prescribed periods and Social Security covered compensation. The maximum annual benefit payable under the plan may not exceed the lesser of $100,000 or 100% of a participant's average aggregate compensation for the three consecutive years in which he received the highest aggregate compensation from Alliance Capital or such lower limit as may be imposed by the Internal Revenue Code on certain participants by reason of their coverage under another qualified plan maintained by Alliance Capital. A participant is fully vested after the completion of five years of service. The plan generally provides for payments to or on behalf of each vested employee upon such employee's retirement at the normal retirement age provided under the plan or later, although provision is made for payment of early retirement benefits on an actuarially reduced basis. Normal retirement age under the plan is 65. Death benefits are payable to the surviving spouse of an employee who dies with a vested benefit under the plan.

         The table below sets forth with respect to the retirement plan the estimated annual straight life annuity benefits payable upon retirement at normal retirement age for employees with the remuneration and years of service indicated.

                                                 Estimated Annual Benefits
                    -------------------------------------------------------------------------------------
  Average Final                                Years of Service at Retirement
   Compensation     -------------------------------------------------------------------------------------
                            15          20           25          30          35           40          45

      $100,000         $19,078     $25,437      $31,796     $38,156     $44,515      $49,515     $54,515
       150,000          30,328      40,437       50,546      60,656      70,765       78,265      85,765
       200,000          41,578      55,437       69,296      83,156      97,015      100,000     100,000
       250,000          52,828      70,437       88,046     100,000     100,000      100,000     100,000
       300,000          64,078      85,437      100,000     100,000     100,000      100,000     100,000

         Assuming they are employed by Alliance Capital until age 65, the credited years of service under the plan for Messrs. Williams, Carifa, Calvert, Joseph and Brewer would be 20, 40, 38, 28 and 22, respectively. Compensation on which plan benefits are based includes only base compensation and not bonuses, incentive compensation, profit-sharing plan contributions or deferred compensation. The compensation for calculation of plan benefits for each of these five individuals for 1999 is $160,000, $160,000, $160,000, $160,000 and
$160,000, respectively.

         DLJ Executive Supplemental Retirement Program. In 1983 DLJ adopted an Executive Supplemental Retirement Program under which certain employees of Alliance Capital deferred a portion of their 1983 compensation in return for which DLJ agreed to pay each of them a specified annual retirement benefit for 15 years beginning at age 65. Benefits are based upon the participant's age and the amount deferred and are calculated to yield an approximate 12.5% annual compound return. In the event of the participant's disability or death, an equal or lesser amount is to be paid to the participant or his beneficiary. After age 55, participants the sum of whose age and years of service equals 80 may elect to have their benefits begin in an actuarially reduced amount before age 65. DLJ has funded its obligation under the Program through the purchase of life insurance policies.

         The following table shows as to the Named Executive Officers who are participants in the Plan the estimated annual retirement benefit payable at age
65. Each of these individuals is fully vested in the applicable benefit.

                                                     Estimated Annual
                           Name                     Retirement Benefit
                           ----                     ------------------

                           Dave H. Williams             $ 55,838.28
                           John D. Carifa                124,495.56
                           Bruce W. Calvert              154,501.80

Item 12. Security Ownership of Certain Beneficial Owners and Management

Principal Security Holders

         Alliance Holding has no information that any person beneficially owns more than 5% of the Alliance Holding Units.

         Alliance Capital has no information that any person beneficially owns more than 5% of the outstanding Alliance Capital Units except Equitable, ACMC and ECMC, wholly-owned subsidiaries of AXA Financial as reported on Amendment No. 7 to Schedule 13D dated November 3, 1999, filed with the SEC by AXA and certain of its affiliates pursuant to the Securities Exchange Act of 1934. The following table and notes have been prepared in reliance upon such filing for the nature of ownership and an explanation of overlapping ownership.

                                        Amount and Nature of
         Name and Address of                 Beneficial          Percent
         Beneficial Owner                    Ownership           of Class
         ----------------                    ---------           --------

         AXA (1)(2)(3)(4)                    95,855,945           55.7%
         25, avenue Matignon
         75008 Paris
         France

         AXA Financial (4)                   95,855,945           55.7%
         1290 Avenue of the Americas
         New York, NY 10019


(1) Based on information provided by AXA Financial, at March 1, 2000, AXA and certain of its subsidiaries beneficially owned approximately 60.3% of AXA Financial's outstanding common stock. For insurance regulatory purposes the shares of capital stock of AXA Financial beneficially owned by AXA and its subsidiaries have been deposited into a voting trust ("Voting Trust") which has an initial term of 10 years commencing May 12, 1992. The trustees of the Voting Trust (the "Voting Trustees") are Claude Bebear, Patrice Garnier and Henri de Clermont-Tonnerre, each of whom serves on either the Management Board (in the case of Mr. Bebear) or Supervisory Board (in the case of Messrs. Garnier and de Clermont-Tonnerre) of AXA. The Voting Trustees have agreed to exercise their voting rights to protect the legitimate economic interests of AXA, but with a view to ensuring that certain minority shareholders of AXA do not exercise control over AXA Financial or certain of its insurance subsidiaries.

(2) Based on information provided by AXA, on March 1, 2000, approximately 20.3% of the issued ordinary shares (representing 31.9% of the voting power) of AXA were owned directly and indirectly by Finaxa, a French holding company. As of March 1, 2000, 60.7% of the shares (representing 70.7% of the voting power) of Finaxa were owned by four French mutual insurance companies (the "Mutuelles AXA") (one of which, AXA Assurances I.A.R.D. Mutuelle, owned 34.8% of the shares, representing 40.4% of the voting power), and 22.3% of the shares of Finaxa (representing 13.3% of the voting power) were owned by Paribas, a French bank. Including the ordinary shares owned by Finaxa, on March 1, 2000, the Mutuelles AXA directly or indirectly owned approximately 23.3% of the issued ordinary shares (representing 36.7% of the voting power) of AXA.

(3) The Voting Trustees may be deemed to be beneficial owners of all Alliance Capital Units beneficially owned by AXA and its subsidiaries. In addition, the Mutuelles AXA, as a group, and Finaxa may be deemed to be beneficial owners of all Alliance Capital Units beneficially owned by AXA and its subsidiaries. By virtue of the provisions of the Voting Trust Agreement, AXA may be deemed to have shared voting power with respect to the Alliance Capital Units. AXA and its subsidiaries have the power to dispose or direct the disposition of all shares of the capital stock of AXA Financial deposited in the Voting Trust. The Mutuelles AXA, as a group, and Finaxa may be deemed to share the power to vote or to direct the vote and to dispose or to direct the disposition of all the Alliance Capital Units beneficially owned by AXA and its subsidiaries. The address of each of AXA and the Voting Trustees is 25, avenue Matignon, 75008, Paris, France. The address of Finaxa is 23 avenue Matignon, 75008 Paris, France. The addresses of the Mutuelles AXA are as follows: The address of each of AXA Conseil Vie Assurance Mutuelle, AXA Assurances Vie Mutuelle and AXA Assurances I.A.R.D. Mutuelle is 370, rue Saint Honore, 75001 Paris, France; and the address of AXA Courtage Assurance Mutuelle is 26, rue Louis le Grand, 75002 Paris, France. The address of Paribas is 3, rue d'Antin, Paris, France.

(4) By reason of their relationship, AXA, the Voting Trustees, the Mutuelles AXA, Finaxa, AXA Financial, Equitable, Equitable Holdings, LLC, EIC, ACMC and ECMC may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of the 95,855,945 Alliance Capital Units.

         Alliance Holding, 1345 Avenue of the Americas, New York, NY 10105, owns 71,855,296 or 41.7% of the outstanding Alliance Capital Units.

Management

         The following table sets forth, as of March 1, 2000, the beneficial ownership of Alliance Capital Units by each director and each Named Executive Officer of the General Partner and by all directors and executive officers of the General Partner as a group:
                                        Number of Alliance Capital
Name of                                        Units and Nature of    Percent of
Beneficial Owner                               Beneficial Ownership      Class
----------------                               --------------------      -----


Dave H. Williams (1)                                        759,036         *
Luis Javier Bastida                                               0         *
Donald H. Brydon (1)                                              0         *
Bruce W. Calvert (1)                                        500,000         *
John D. Carifa (1)                                        1,020,000         *
Henri de Castries (1)                                             0         *
Kevin C. Dolan (1)                                                0         *
Denis Duverne (1)                                                 0         *
Alfred Harrison (1)                                         365,410         *
Herve Hatt (1)                                                    0         *
Michael Hegarty (1)                                          18,000         *
Benjamin D. Holloway                                              0         *
Edward D. Miller (1)                                              0         *
Peter D. Noris (1)                                                0         *
Frank Savage (1)                                             10,000         *
Stanley B. Tulin (1)                                              0         *
Reba W. Williams (1)(2)                                     759,036         *
Robert B. Zoellick                                                0         *
David R. Brewer, Jr. (1)                                          0         *
Robert H. Joseph, Jr. (1)                                         0         *
All Directors and executive officers
of the General Partner as a Group (20 persons)            2,672,446       1.6%


* Number of Alliance Capital Units listed represents less than 1% of the Units outstanding.
(1) Excludes Alliance Capital Units beneficially owned by AXA, AXA Financial and/or Equitable. Messrs. Williams, Brydon, de Castries, Dolan, Duverne, Hatt, Hegarty, Miller, Noris and Tulin are directors and/or officers of AXA, AXA Financial and/or Equitable. Messrs. Williams, Calvert, Carifa, Harrison, Savage, Brewer, Joseph and Mrs. Reba W. Williams are directors and/or officers of Alliance.
(2)  Includes 759,036 Alliance Capital Units owned by Mr. Dave H. Williams.

Management

         The following table sets forth, as of March 1, 2000, the beneficial ownership of Alliance Holding Units by each director and each Named Executive Officer of the General Partner and by all directors and executive officers of the General Partner as a group:

                                          Number of Alliance Holding
Name of                                          Units and Nature of  Percent of
Beneficial Owner                                Beneficial Ownership    Class
----------------                                --------------------    -----

Dave H. Williams (1)(2)                                    1,009,876     1.4%
Luis Javier Bastida                                                0       *
Donald H. Brydon (1)                                               0       *
Bruce W. Calvert (1)(3)                                    1,290,000     1.8%
John D. Carifa (1)(4)                                      1,435,336     2.0%
Henri de Castries (1)                                          2,000       *
Kevin C. Dolan (1)                                                 0       *
Denis Duverne (1)                                              2,000       *
Alfred Harrison (1)                                          342,940       *
Herve Hatt (1)                                                     0       *
Michael Hegarty (1)                                                0       *
Benjamin D. Holloway                                          11,600       *
Edward D. Miller (1)                                               0       *
Peter D. Noris (1)                                             2,000       *
Frank Savage (1)                                              81,000       *
Stanley B. Tulin (1)                                           4,000       *
Reba W. Williams (1)(5)                                    1,009,876     1.4%
Robert B. Zoellick                                               600       *
David R. Brewer, Jr. (1)(6)                                  254,750       *
Robert H. Joseph, Jr. (1)(7)                                 148,500       *
All Directors and executive officers
of the General Partner as a Group (20 persons)(8)          4,584,602     6.4%

* Number of Alliance Holding Units listed represents less than 1% of the Units outstanding.
(1) Excludes Alliance Holding Units beneficially owned by AXA, AXA Financial and/or Equitable. Messrs. Williams, Brydon, de Castries, Dolan, Duverne, Hatt, Hegarty, Miller, Noris and Tulin are directors and/or officers of AXA, AXA Financial and/or Equitable. Messrs. Williams, Calvert, Carifa, Harrison, Savage, Brewer, Joseph and Mrs. Reba W. Williams are directors and/or officers of Alliance.
(2)  Includes 160,000 Alliance Holding Units owned by Mrs. Reba W. Williams.
(3) Includes 790,000 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.
(4) Includes 440,000 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.
(5) Includes 849,876 Alliance Holding Units beneficially owned by Mr. Dave H. Williams.
(6) Includes 152,750 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans and 1,000 Alliance Holding Units owned by Mr. Brewer's wife.
(7) Includes 128,500 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans. (8) Includes 1,511,250 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.

         The following tables set forth, as of March 1, 2000, the beneficial ownership of the common stock of AXA Financial, AXA and Finaxa by each director and each Named Executive Officer of the General Partner and by all directors and executive officers of the General Partner as a group:

                           AXA Financial Common Stock
                           --------------------------

Name of                               Number of Shares and Nature of  Percent of
Beneficial Owner                                Beneficial Ownership     Class
----------------                                --------------------     -----

Dave H. Williams (1)                                         200,000        *
Luis Javier Bastida                                                0        *
Donald H. Brydon (2)                                               0        *
Bruce W. Calvert (3)                                         100,000        *
John D. Carifa (4)                                           100,000        *
Henri de Castries (2)(5)                                      86,665        *
Kevin C. Dolan (2)                                                 0        *
Denis Duverne (2)(6)                                          53,999        *
Alfred Harrison                                                    0        *
Herve Hatt (2)                                                     0        *
Michael Hegarty (2)(7)                                       296,794        *
Benjamin D. Holloway                                             108        *
Edward D. Miller  (2)(8)                                     732,711        *
Peter D. Noris (9)                                           216,333        *
Frank Savage                                                     136        *
Stanley B. Tulin (10)                                        278,753        *
Reba W. Williams (11)                                        200,000        *
Robert B. Zoellick                                                 0        *
David R. Brewer, Jr.                                               0        *
Robert H. Joseph, Jr.                                              0        *
All Directors and executive officers of the General        2,065,499
Partner as a Group (20 Persons) (12)                                        *

* Number of shares listed represents less than one percent (1%) of the number of shares of AXA Financial common stock outstanding.
(1) Represents 200,000 shares subject to options held by Mr. Williams, which options Mr. Williams has the right to exercise within 60 days.
(2) Excludes shares beneficially owned by AXA. Messrs. Brydon, de Castries, Dolan, Duverne, Hatt, and Miller are officers of AXA.
(3) Represents 100,000 shares subject to options held by Mr. Calvert, which options Mr. Calvert has the right to exercise within 60 days.
(4) Represents 100,000 shares subject to options held by Mr. Carifa, which options Mr. Carifa has the right to exercise within 60 days.
(5) Represents 86,665 shares subject to options held by Mr. de Castries, which options Mr. de Castries has the right to exercise within 60 days.
(6) Includes 49,999 shares subject to options held by Mr. Duverne, which options Mr. Duverne has the right to exercise within 60 days and 4,000 shares owned jointly by Mr. Duverne and his spouse, Sylvie Duverne.
(7) Includes 295,956 shares subject to options held by Mr. Hegarty, which options Mr. Hegarty has the right to exercise within 60 days.
(8) Includes 732,511 shares subject to options held by Mr. Miller, which options Mr. Miller has the right to exercise within 60 days.
(9) Represents 216,633 shares subject to options held by Mr. Noris, which options Mr. Noris has the right to exercise within 60 days.
(10) Includes 253,280 shares subject to options held by Mr. Tulin, which options Mr. Tulin has the right to exercise within 60 days and 8,000 shares owned jointly by Mr. Tulin and his spouse, Riki P. Tulin.

(11) Represents 200,000 shares subject to options held by Mr. Williams, which options Mr. Williams has the right to exercise within 60 days.
(12) Includes 2,035,044 shares subject to options, which options may be exercised within 60 days.

                                AXA Common Stock
                                ----------------

Name of                               Number of Shares and Nature of  Percent of
Beneficial Owner                                Beneficial Ownership     Class
----------------                                --------------------     -----

Dave H. Williams (1)                                           10,000       *
Luis Javier Bastida                                                 0       *
Donald H. Brydon (2)                                            6,250       *
Bruce W. Calvert (3)                                            2,500       *
John D. Carifa (4)                                              3,000       *
Henri de Castries (5)                                         122,750       *
Kevin C. Dolan (6)                                             29,350       *
Denis Duverne (7)                                              26,042       *
Alfred Harrison                                                     0       *
Herve Hatt (8)                                                  2,500       *
Michael Hegarty (9)                                             3,750       *
Benjamin D. Holloway                                                0       *
Edward D. Miller (10)                                          12,500       *
Peter D. Noris (11)                                             4,250       *
Frank Savage                                                        0       *
Stanley B. Tulin (12)                                           8,500       *
Reba W. Williams (13)                                          10,000       *
Robert B. Zoellick                                                300       *
David R. Brewer, Jr.                                                0       *
Robert H. Joseph, Jr.                                               0       *
All Directors and executive officers of the General
Partner as a Group (20 persons) (14)                          231,692       *

* Number of shares listed represents less than one percent (1%) of the AXA common stock outstanding. Holdings of AXA American Depositary Shares are expressed as their equivalent in AXA common stock. Each AXA American Depositary Share is equivalent to one-half of a share of AXA common stock.

(1) Represents 10,000 shares subject to options held by Mr. Williams, which options Mr. Williams has the right to exercise within 60 days.

(2) Represents 6,250 shares subject to options held by Mr. Brydon, which options Mr. Brydon has the right to exercise within 60 days.

(3) Represents 2,500 shares subject to options held by Mr. Calvert, which options Mr. Calvert has the right to exercise within 60 days.

(4) Includes 2,500 shares subject to options held by Mr. Carifa, which options Mr. Carifa has the right to exercise within 60 days.

(5) Includes 59,125 shares subject to options held by Mr. de Castries, which options Mr. de Castries has the right to exercise within 60 days and 7,500 shares owned by Mr. de Castries' three minor children.

(6) Represents 29,350 shares subject to options held by Mr. Dolan, which options Mr. Dolan has the right to exercise within 60 days.

(7) Includes 16,000 shares held jointly with Mr. Duverne's wife, 42 shares owned by Mr. Duverne's children and 10,000 shares subject to options held by Mr. Duverne, which options Mr. Duverne has the right to exercise within 60 days.

(8) Represents 2,500 shares subject to options held by Mr. Hatt, which options Mr. Hatt has the right to exercise within 60 days.

(9) Represents 3,750 shares subject to options held by Mr. Hegarty, which options Mr. Hegarty has the right to exercise within 60 days.

(10) Represents 12,500 shares subject to options held by Mr. Miller, which options Mr. Miller has the right to exercise within 60 days.

(11) Represents 4,250 shares subject to options held by Mr. Noris, which options Mr. Noris has the right to exercise within 60 days.

(12) Includes 7,500 shares subject to options held by Mr. Tulin, which options Mr. Tulin has the right to exercise within 60 days.

(13) Represents 10,000 shares subject to options held by Mr. Williams, which options Mr. Williams has the right to exercise within 60 days.

(14) Includes 150,225 shares subject to options, which options may be exercised within 60 days.

                               Finaxa Common Stock
                               -------------------

Name of                               Number of Shares and Nature of  Percent of
Beneficial Owner                                Beneficial Ownership     Class

Dave H. Williams                                                   0        *
Luis Javier Bastida                                                0        *
Donald H. Brydon                                                   0        *
Bruce W. Calvert                                                   0        *
John D. Carifa                                                     0        *
Henri de Castries                                             71,001        *
Kevin C. Dolan                                                     0        *
Denis Duverne                                                      0        *
Alfred Harrison                                                    0        *
Herve Hatt                                                         0        *
Michael Hegarty                                                    0        *
Benjamin D. Holloway                                               0        *
Edward D. Miller                                                   0        *
Peter D. Noris                                                     0        *
Frank Savage                                                       0        *
Stanley B. Tulin                                                   0        *
Reba W. Williams                                                   0        *
Robert B. Zoellick                                                 0        *
David R. Brewer, Jr.                                               0        *
Robert H. Joseph, Jr.                                              0        *
All Directors and executive officers
 of the General Partner as a Group (20 persons)               71,001        *

* Number of shares listed represents less than one percent (1%) of the Finaxa common stock outstanding.

         The General Partner makes all decisions relating to the management of Alliance Capital and Alliance Holding. The General Partner has agreed that it will conduct no business other than managing Alliance Capital and Alliance Holding, although it may make certain investments for its own account. Conflicts of interest, however, could arise between Alliance Capital and Alliance Holding, the General Partner and the Unitholders of both Alliance Capital and Alliance Holding.

         Section 17-403(b) of the Delaware Revised Uniform Limited Partnership Act (the "Delaware Act") states that, except as provided in the Delaware Act or the partnership agreement, a general partner of a limited partnership has the same liabilities to the partnership and to the limited partners as a general partner in a partnership without limited partners. While, under Delaware law, a general partner of a limited partnership is liable as a fiduciary to the other partners, the Amended and Restated Agreement of Limited Partnership of Alliance Capital Management L.P. ("Alliance Capital Partnership Agreement") and the Amended and Restated Agreement of Limited Partnership of Alliance Capital Management Holding L.P. ("Alliance Holding Partnership Agreement") set forth a more limited standard of liability for the General Partner. The Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement provide that the General Partner is not liable for monetary damages for errors in judgment or for breach of fiduciary duty (including breach of any duty of care or loyalty), unless it is established that the General Partner's action or failure to act involved an act or omission undertaken with deliberate intent to cause injury, with reckless disregard for the best interests of Alliance Capital or Alliance Holding or with actual bad faith on the part of the General Partner, or constituted actual fraud. Whenever the Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement provide that the General Partner is permitted or required to make a decision (i) in its "discretion," the General Partner is entitled to consider only such interests and factors as it desires and has no duty or obligation to consider any interest of or other factors affecting Alliance Capital or Alliance Holding or any Unitholder of Alliance Capital or Alliance Holding or (ii) in its "good faith" or under another express standard, the General Partner will act under that express standard and will not be subject to any other or different standard imposed by the Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement or applicable law.

         In addition, the Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement grant broad rights of indemnification to the General Partner and its directors and affiliates and authorize Alliance Capital and Alliance Holding to enter into indemnification agreements with the directors, officers, partners, employees and agents of Alliance Capital and its affiliates and Alliance Holding and its affiliates. Alliance Capital and Alliance Holding have granted broad rights of indemnification to officers of the General Partner and employees of Alliance Capital and Alliance Holding. The foregoing indemnification provisions are not exclusive, and Alliance Capital and Alliance Holding are authorized to enter into additional indemnification arrangements. Alliance Capital and Alliance Holding have obtained directors and officers liability insurance.

         The Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement also allow transactions between Alliance Capital and Alliance Holding and the General Partner or its affiliates if the transactions are on terms determined by the General Partner to be comparable to (or more favorable to Alliance Capital or Alliance Holding than) those that would prevail with any unaffiliated party. The Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement provide that those transactions are deemed to meet that standard if such transactions are approved by a majority of those directors of the General Partner who are not directors, officers or employees of any affiliate of the General Partner (other than Alliance Capital, and its subsidiaries or Alliance Holding) or, if in the reasonable and good faith judgment of the General Partner, the transactions are on terms substantially comparable to (or more favorable to Alliance Capital or Alliance Holding than) those that would prevail in a transaction with an unaffiliated party.

         The Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement expressly permit all affiliates of the General Partner (including Equitable and its other subsidiaries) to compete, directly or indirectly, with Alliance Capital and Alliance Holding, to engage in any business or other activity and to exploit any opportunity, including those that may be available to Alliance Capital and Alliance Holding. AXA, AXA Financial, Equitable and certain of their subsidiaries currently compete with Alliance Capital. See "Item 13. Certain Relationships and Related Transactions-Competition." The Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement further provide that, except to the extent that a decision or action by the General Partner is taken with the specific intent of providing a benefit to an affiliate of the General Partner to the detriment of Alliance Capital or Alliance Holding, there is no liability or obligation with respect to, and no challenge of, decisions or actions of the General Partner that would otherwise be subject to claims or other challenges as improperly benefiting affiliates of the General Partner to the detriment of Alliance Capital or Alliance Holding or otherwise involving any conflict of interest or breach of a duty of loyalty or similar fiduciary obligation.

         The fiduciary obligations of general partners is a developing area of the law and it is not clear to what extent the foregoing provisions of the Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement are enforceable under Delaware or federal law.

Item 13. Certain Relationships and Related Transactions

Competition

         AXA, AXA Financial, Equitable and certain of their direct and indirect subsidiaries provide financial services, some of which are competitive with those offered by Alliance Capital. The Alliance Capital Partnership Agreement specifically allows Equitable and its subsidiaries (other than the General Partner) to compete with Alliance Capital and to exploit opportunities that may be available to Alliance Capital. AXA, AXA Financial, Equitable and certain of their subsidiaries have substantially greater financial resources than Alliance Capital or the General Partner.

Financial Services

         The Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement permit Equitable and its affiliates to provide services to Alliance Capital and Alliance Holding on terms comparable to (or more favorable to Alliance Capital than) those that would prevail in a transaction with an unaffiliated third party. The General Partner believes that its arrangements with Equitable and its affiliates are at least as favorable to Alliance Capital and Alliance Holding as could be obtained from an unaffiliated third party, based on its knowledge of and inquiry with respect to comparable arrangements with or between unaffiliated third parties.

         Alliance Capital acts as the investment manager for the general and separate accounts of Equitable and its insurance company subsidiary pursuant to investment advisory agreements. During 1999 Alliance Capital received approximately $54.1 million in fees pursuant to these agreements. In connection with the services provided under these agreements Alliance Capital provides ancillary accounting, valuation, reporting, treasury and other services under service agreements. During 1999 Alliance Capital received approximately $8.9 million in fees pursuant to these agreements. Equitable provides certain legal and other services to Alliance Capital relating to certain insurance and other regulatory aspects of the general and separate accounts of Equitable and its insurance company subsidiary. During 1999 Alliance Capital paid approximately $1.2 million to Equitable for these services.

         During 1999 Alliance Capital paid Equitable approximately $39.7 million for certain services provided by Equitable with respect to the marketing of the variable annuity insurance and variable life insurance products for which HRT was the funding vehicle until October 18, 1999 when all of the portfolios of HRT were transferred to EQAT and such payments terminated.

         Equitable has issued life insurance policies to ACMC on certain employees of Alliance Capital, the costs of which are borne by ACMC without reimbursement by Alliance Capital. During 1999 ACMC paid approximately $5.2 million in insurance premiums on these policies.

         Alliance Capital and its employees are covered under various insurance policies maintained by Equitable and its subsidiaries. The amount of premiums for these group policies paid by Alliance Capital to Equitable was approximately $218,000 for 1999.

         Alliance Capital provides investment management services to certain employee benefit plans of Equitable and DLJ. Advisory fees from these accounts totaled approximately $5.0 million for 1999 including $3.6 million from the separate accounts of Equitable.

         In April 1996 Alliance Capital acquired the United States investing activities and business of National Mutual Funds Management ("NMFM"), a subsidiary of AXA. In connection therewith Alliance Capital entered into investment management agreements with AXA Asia Pacific Holdings Limited (formerly National Mutual Holdings Limited), the parent of NMFM and a subsidiary of AXA, and various of its subsidiaries (collectively, the "AXA Asia Pacific Group"). The AXA Asia Pacific Group paid approximately $3.2 million in advisory fees to Alliance Capital in 1999. Alliance Capital earned an additional $32,500 in advisory fees from the AXA Asia Pacific Group in 1999, which fees were paid in full in 2000.

         AXA Advisors was Alliance Capital's third largest distributor of U.S. Funds in 1999 for which AXA Advisors received sales concessions from Alliance Capital on sales of $1,065 million. In 1999 AXA Advisors also distributed certain of Alliance Capital's cash management products. AXA Advisors received distribution payments totaling $9.8 million in 1999 for these services.

         DLJ Securities Corporation and Pershing distribute certain Alliance Mutual Funds and cash management products and receive sales concessions and distribution payments. In addition, Alliance Capital and Pershing have an agreement pursuant to which Pershing recommends to certain of its correspondent firms the use of Alliance Capital's cash management products for which Pershing is allocated a portion of the revenues derived by Alliance Capital from sales through the Pershing correspondents. Amounts paid by Alliance Capital to DLJ Securities Corporation, Pershing and Wood Struthers & Winthrop Management Corp., a subsidiary of DLJ, in connection with the above distribution services were $96.3 million in 1999. DLJ and its subsidiaries also provide Alliance Capital with brokerage and various other services, including clearing, investment banking, research, data processing and administrative services. Brokerage, the expense of which is borne by Alliance Capital's clients, aggregated approximately $1.9 million for 1999. During 1999 Alliance Capital paid $600,000 to DLJ and its subsidiaries for all other services.

         During 1999 Alliance Capital reimbursed Equitable in the amount of $700,000 for rent and the use of certain services and facilities.

         Alliance Capital and its subsidiaries provide investment management services to AXA Reinsurance Company, a subsidiary of AXA, and its affiliates, pursuant to discretionary investment advisory agreements. AXA Reinsurance Company and its affiliates paid Alliance Capital approximately $1.1 million during 1999 for such services. Alliance Capital earned an additional $99,000 in management fees from AXA Reinsurance Company and its affiliates during 1999, which fees were paid in full in 2000.

         Alliance Capital and its subsidiaries also provide investment management services to AXA World Funds, a Luxembourg fund, pursuant to a sub-advisory agreement between Alliance Capital and AXA Funds Management SA, a subsidiary of AXA. Alliance Capital earned approximately $189,000 in management fees during 1999, which fees were paid in full in 2000.

Other Transactions

         During 1999 Alliance Capital paid certain legal and other expenses incurred by Equitable and its insurance company subsidiary relating to the general and separate accounts of Equitable and such subsidiary for which it has been or will be fully reimbursed by Equitable. The largest amount of such indebtedness outstanding during 1999 was approximately $73,000 which represents the amount outstanding on September 30, 1999.

         In connection with the Reorganization, Alliance Capital agreed to reimburse Alliance Holding for all costs and expenses incurred by Alliance Holding other than the payment of taxes.

         Equitable and its affiliates are not obligated to provide funds to Alliance Capital, except for ACMC's and the General Partner's obligation to fund certain of Alliance Capital's deferred compensation and employee benefit plan obligations referred to under "Item 11. Executive Compensation - Compensation Agreements with Named Executive Officers".

         In 1999 GIE Informatique AXA, an affiliate of AXA, entered into a technology cost contribution agreement with various AXA subsidiaries, including Alliance Capital, to enable the participants to share the costs and benefits of cooperative technology development through GIE Informatique AXA. All participants are joint owners of the technology and processes developed under this agreement. In 1999 Alliance Capital's share of such costs was approximately $1,142,000. Alliance Capital anticipates continuing to pay its share of such costs under this agreement in 2000.

         During 1999 four money market mutual funds sponsored by Alliance Capital ("Money Market Funds") owned an aggregate of $570 million of funding agreements issued by General American Life Insurance Company ("General American"). The funding agreements had a maturity date of July 10, 2000 but permitted the holder to redeem the principal amount thereof on seven days written notice. The Money Market Funds gave written redemption notices on August 2, 1999. On August 10, 1999 General American announced that in light of the redemption notices issued by owners of a substantial portion of the funding agreements, including the Money Market Funds, it was unable to honor the redemption notices in a timely fashion. Equitable obtained letters of credit in favor of the Money Market Funds under which the Money Market Funds were entitled to draw on July 10, 2000, the maturity date of the funding agreements, to pay principal in an amount up to the face amount of the funding agreements. Alliance Capital entered into a reimbursement agreement with Equitable under which it agreed to reimburse Equitable for all amounts drawn down by the Money Market Funds under the letters of credit and pay certain fees and expenses to Equitable. The letters of credit were terminated on October 4, 1999 when Metropolitan Life Insurance Company assumed General American's liabilities under the funding agreements and agreed to honor the redemption requests. Alliance Capital paid $1,066,362 to or on behalf of Equitable under the reimbursement agreement in 1999 and is obligated to pay an additional $70,744.

         Mrs. Reba W. Williams, the wife of Dave H. Williams, was employed by Alliance Capital during 1999 and received compensation in the amount of $100,000.

         Certain of the hedge funds managed by Alliance Capital pay a portion of the carried interests or performance fees to certain portfolio managers, research analysts and other investment professionals who are associated with the management of the hedge funds. Alliance Capital provides investment management services to the hedge funds and is entitled to receive between 75% and 100% of the aggregate carried interests or performance fees paid by such funds. Alliance Capital received approximately $47 million from the hedge funds in 1999 primarily in respect of the performance by the hedge funds in 1998. Mr. Alfred Harrison, a Director and Vice Chairman of the General Partner, received $4,618,064 in 1999 in respect of his association with the hedge funds.

         ACMC and the General Partner are obligated, subject to certain limitations, to make capital contributions to Alliance Capital in an amount equal to the payments Alliance Capital is required to make as deferred compensation under the employment agreements entered into in connection with Equitable's 1985 acquisition of DLJ, as well as obligations of Alliance Capital to various employees and their beneficiaries under Alliance Capital's Capital Accumulation Plan. In 1999 ACMC made capital contributions to Alliance Capital in the amount of $1,092,000 in respect of these obligations. ACMC's obligations to make these contributions are guaranteed by EIC subject to certain limitations. All tax deductions with respect to these obligations, to the extent funded by ACMC, Alliance or EIC, will be allocated to ACMC or Alliance.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following is a list of the documents filed as a part of this Annual Report on Form 10-K:

                                                             Reference Pages
Alliance Holding Financial Statements                      in 1999 Annual Report
-------------------------------------                      ---------------------

           Consolidated Statements of Financial Condition
                    December 31, 1999 and 1998........................   91
           Consolidated Statements of Income
                    Years ended December 31, 1999, 1998 and 1997......   92
           Consolidated Statements of Changes in Partners' Capital
                and Comprehensive Income
                    Years ended December 31 1999, 1998 and 1997.......   93
           Consolidated Statements of Cash Flows
                    Years ended December 31, 1999, 1998, and 1997.....   94
           Notes to Consolidated Financial Statements.................   95 - 99
           Independent Auditors' Report...............................   100

         Schedules are omitted because they are not applicable, or the required information is set forth in the financial statements or notes thereto.

         (b)      Reports on Form 8-K.

                  Neither Alliance Capital nor Alliance Holding filed a report on Form 8-K during the last quarter of 1999.

         (c)      Exhibits.

                  The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith or, in the case of Exhibit 13.1, incorporated by reference herein:

                  Exhibit  Description
                  -------  -----------

                  2.1 Agreement and Plan of Reorganization dated August 20, 1999 among Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II), Alliance Capital Management Corporation and the Equitable Life Assurance Society of the United States (incorporated by reference to Exhibit (a)(1) to the Form 10-Q for the quarterly period ended September 30, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed on November 15, 1999).
                  3.1 Amended and Restated Certificate of Limited Partnership dated October 29, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.)
                  3.2 Amended and Restated Agreement of Limited Partnership dated October 29, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) (incorporated by reference to Exhibit (a)(2) to the Form 10-Q for the quarterly period ended September 30, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed on November 15, 1999).
                  3.3 Amended and Restated Agreement of Limited Partnership dated October 29, 1999 of Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II) (incorporated by reference to Exhibit (a)(3) to the Form 10-Q for the quarterly period ended September 30, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed on November 15, 1999).
                  10.1 Unit Option Plan Agreement dated December 6, 1999 with Robert H. Joseph, Jr.
                  10.2 Unit Option Plan Agreement dated December 6, 1999 with David R. Brewer, Jr.
                  10.3 Amended and Restated Alliance Partners Compensation Plan dated December 6, 1999.
                  10.4 Restricted Unit Award Agreement dated December 31, 1999 with Bruce W. Calvert.
                  10.5 Restricted Unit Award Agreement dated December 31, 1999 with John D. Carifa.
                  10.6 Restricted Unit Award Agreement dated December 31, 1999 with Alfred Harrison.
                  10.7 Restricted Unit Award Agreement dated December 31, 1999 with Robert H. Joseph, Jr.
                  10.8 Restricted Unit Award Agreement dated December 31, 1999 with David R. Brewer, Jr.
                  10.9 Commercial Paper Dealer Agreement, dated as of December 14, 1999.
                  10.10 Extendible Commercial Notes Dealer Agreement, dated as of December 14, 1999.
                  10.11 Amended and Restated Investment Advisory and Management Agreement dated October 29, 1999 among Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), Alliance Corporate Finance Group Incorporated and The Equitable Life Assurance Society of the United States (incorporated by reference to Exhibit (a)(6) to the Form 10-Q for the quarterly period ended September 30, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed on November 15, 1999).
                  10.12 Amended and Restated Accounting, Valuation, Reporting and Treasury Services Agreement dated October 29, 1999 between Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), Alliance Corporate Finance Group Incorporated and The Equitable Life Assurance Society of the United States (incorporated by reference to Exhibit (a)(7) to the Form 10-Q for the quarterly period ended September 30, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed on November 15, 1999).

                  10.13 Global Assignment and Assumption Agreement dated October 29, 1999 between Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) and Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II) (incorporated by reference to Exhibit (a)(8) to the Form 10-Q for the quarterly period ended September 30, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed on November 15, 1999).
                  10.14 Pass-Through Agreement dated October 29, 1999 between Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) and Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II) (incorporated by reference to Exhibit (a)(9) to the Form 10-Q for the quarterly period ended September 30, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed on November 15, 1999).
                  10.15 Reimbursement Agreement dated August 16, 1999 between Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) and The Equitable Life Assurance Society of the United States (incorporated by reference to Exhibit (a)(1) to the Form 10-Q for the quarterly period ended June 30, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed on August 16, 1999).
                  10.16 Revolving Credit Agreement dated as of July 21, 1999 among Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II), as Borrower, and the lending institutions listed on Schedule 1 thereto, collectively as Banks, and Fleet National Bank, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent, and Banque Nationale de Paris, as Documentation Agent (incorporated by reference to Exhibit (a)(2) to the Form 10-Q for the quarterly period ended June 30, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed on August 16, 1999).
                  10.17 Exchange Agreement dated April 8, 1999 among Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II) and The Equitable Life Assurance Society of the United States (incorporated by reference to Exhibit
                           10.2 to the Registration Statement on Form S-4 of Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II)).
                  10.18 Indemnification and Reimbursement Agreement dated April 8, 1999 among Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II) and The Equitable Life Assurance Society of the United States (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II)).
                  10.19 Unit Option Plan Agreement dated December 10, 1998 with Bruce W. Calvert (incorporated by reference to Exhibit 10.102 to the Form 10-K for the fiscal year ended December 31, 1998 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1999).
                  10.20 Unit Option Plan Agreement dated December 10, 1998 with John D. Carifa (incorporated by reference to Exhibit 10.103 to the Form 10-K for the fiscal year ended December 31, 1998 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1999).
                  10.21 Unit Option Plan Agreement dated December 10, 1998 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.105 to the Form 10-K for the fiscal year ended December 31, 1998 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1999).
                  10.22 Unit Option Plan Agreement dated December 10, 1998 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.107 to the Form 10-K for the fiscal year ended December 31, 1998 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1999).
                  10.23 Revolving Credit Agreement dated as of July 20, 1998 among Alliance Capital Management L.P., as Borrower, and the lending institutions listed on Schedule 1 thereto, collectively as Banks, and Nations Bank, N.A., The Chase Manhattan Bank and the Bank of New York, individually as Co-Agents, Nations Bank N.A., as Administrative Agent, The Chase Manhattan Bank, as Syndication

                           Agent, and the Bank of New York, as Documentation Agent (incorporated by reference to Exhibit 10.106 to the Form 10-K for the fiscal year ended December 31,
                           1998).
                  10.24 Unit Option Plan Agreement dated December 16, 1997 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.98 to the Form 10-K for the fiscal year ended December 31, 1997 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1998).
                  10.25 Unit Option Plan Agreement dated December 16, 1997 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.97 to the Form 10-K for the fiscal year ended December 31, 1997 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1998).
                  10.26 1997 Long Term Incentive Plan (incorporated by reference to Annex I to the Proxy Statement on
                           Schedule 14A of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed December 4, 1997).
                  10.27 Unit Option Plan Agreement dated December 16, 1996 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.93 to the Form 10-K for the fiscal year ended December 31, 1996 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 27, 1997).
                  10.28 Unit Option Plan Agreement dated December 16, 1996 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.92 to the Form 10-K for the fiscal year ended December 31, 1996 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 27, 1997).
                  10.29 Unit Option Plan Agreement dated December 5, 1995 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.82 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1996).
                  10.30 Unit Option Plan Agreement dated July 24, 1995 with Bruce W. Calvert (incorporated by reference to
                           Exhibit 10.78 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1996).
                  10.31 Unit Option Plan Agreement dated July 24, 1995 with John D. Carifa (incorporated by reference to Exhibit
                           10.80 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1996).
                  10.32 Unit Option Plan Agreement dated April 25, 1995 with Bruce W. Calvert (incorporated by reference to
                           Exhibit 10.77 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1996).
                  10.33 Unit Option Plan Agreement dated April 25, 1995 with John D. Carifa (incorporated by reference to Exhibit
                           10.79 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1996).
                  10.34 Unit Option Plan Agreement dated April 25, 1995 with David R. Brewer, Jr. (incorporated by reference to
                           Exhibit 10.81 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1996).
                  10.35 Unit Option Plan Agreement dated April 25, 1995 with Robert H. Joseph, Jr. (incorporated by reference to
                           Exhibit 10.83 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1997).
                  10.36 Unit Option Plan Agreement dated December 5, 1995 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.84 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1997).
                  10.37 Unit Option Plan Agreement dated May 10, 1994 with Bruce W. Calvert (incorporated by reference to
                           Exhibit 10.59 to the Form 10-K for the fiscal year ended December 31, 1994 of

                           Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30,
                           1995).
                  10.38 Unit Option Plan Agreement dated May 10, 1994 with John D. Carifa (incorporated by reference to Exhibit
                           10.60 to the Form 10-K for the fiscal year ended December 31, 1994 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1995).
                  10.39 Unit Option Plan Agreement dated May 10, 1994 with David R. Brewer, Jr. (incorporated by reference to
                           Exhibit 10.61 to the Form 10-K for the fiscal year ended December 31, 1994 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1995).
                  10.40 Unit Option Plan Agreement dated May 10, 1994 with Robert H. Joseph, Jr. (incorporated by reference to
                           Exhibit 10.62 to the Form 10-K for the fiscal year ended December 31, 1994 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1995).
                  10.41 Convertible Note Purchase Agreement dated as of August 11, 1994 between Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II) and Banco Bilbao Vizcaya, S.A. (incorporated by reference to Exhibit 10.67 to the Form 8-K to Alliance Capital Management L.P. (formerly Alliance Capital Management L.P.) filed on August 12, 1994).
                  10.42 Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) 1993 Unit Option Plan (incorporated by reference to Exhibit 4.1 to the Form S-8 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed July 12, 1993).
                  10.43 Alliance Capital Management L.P. Unit Bonus Plan (incorporated by reference to Exhibit 4.2 to the Form S-8 of Alliance Capital Management L.P. (formerly Alliance Capital Management L.P.) filed July 12,
                           1993).
                  10.44 Alliance Capital Management L.P. Century Club Plan (incorporated by reference to Exhibit 4.3 to the Form S-8 of Alliance Capital Management L.P. (formerly Alliance Capital Management L.P.) filed July 12,
                           1993).
                  10.45 Unit Option Plan Agreement dated October 10, 1992 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.49 to the Form 10-K for the fiscal year ended December 31, 1992 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 25, 1993).
                  10.46 Unit Option Plan Agreement dated October 10, 1992 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.48 to the Form 10-K for the fiscal year ended December 31, 1992 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 25, 1993).
                  10.47 Alliance Capital Accumulation Plan (incorporated by reference to Exhibit 10.51 to the Form 10-K for the fiscal year ended December 31, 1992 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 25, 1993).
                  10.48 Transfer Agreement dated December 12, 1991 between Alliance Capital Management Corporation and Alliance GP Incorporated (incorporated by reference to Exhibit
                           10.46 to the Form 10-K of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 27, 1992).
                  10.49 Unit Option Plan Agreement dated August 8, 1991 with David R. Brewer, Jr. (incorporated by reference to
                           Exhibit 10.42 to the Form 10-K for the fiscal year ended December 31, 1991 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 27, 1992).
                  10.50 Unit Option Plan Agreement dated August 8, 1991 with Robert H. Joseph, Jr. (incorporated by reference to
                           Exhibit 10.41 to the Form 10-K for the fiscal year ended December 31, 1991 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 27, 1992).
                  10.51 Unit Option Plan Agreement dated May 16, 1990 with David R. Brewer, Jr. (incorporated by reference to
                           Exhibit 10.33 to the Form 10-K for the fiscal year ended December 31, 1990 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 28, 1991).

                  10.52 Unit Option Plan Agreement dated May 16, 1990 with Robert H. Joseph, Jr. (incorporated by reference to
                           Exhibit 10.32 to the Form 10-K for the fiscal year ended December 31, 1990 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 28, 1991).
                  10.53 Alliance Capital Accumulation Plan (incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended December 31, 1988 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 31, 1989).
                  10.54    Alliance Partners Plan (incorporated by reference to
                           Exhibit 10.12 to the Form 10-K for the fiscal year ended December 31, 1988 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 31, 1989).
                  11.1 Computation of Pro Forma Earnings per Unit for the years ended December 31, 1999, 1998 and 1997.
                  13.1     Pages 85 through 100 of the 1999 Annual Report.
                  23.1     Consent of KPMG LLP
                  24.1     Power of Attorney by Luis Javier Bastida
                  24.2     Power of Attorney by Donald H. Brydon
                  24.3     Power of Attorney by Henri de Castries
                  24.4     Power of Attorney by Kevin C. Dolan
                  24.5     Power of Attorney by Denis Duverne
                  24.6     Power of Attorney by Alfred Harrison
                  24.7     Power of Attorney by Herve Hatt
                  24.8     Power of Attorney by Michael Hegarty
                  24.9     Power of Attorney by Benjamin D. Holloway
                  24.10    Power of Attorney by Edward D. Miller
                  24.11    Power of Attorney by Peter D. Noris
                  24.12    Power of Attorney by Stanley B. Tulin
                  24.13    Power of Attorney by Robert B. Zoellick
                  27.1     Financial Data Schedule

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             Alliance Capital Management Holding L.P.
                             By:      Alliance Capital Management
                                      Corporation, General Partner


Date:  March 28, 2000        By:      /s/ Bruce W. Calvert
                                      -------------------------------------
                                      Bruce W. Calvert
                                      Vice Chairman and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 28, 2000                  /s/ John D. Carifa
                                       --------------------------------------
                                       John D. Carifa
                                       President and Chief Operating Officer


Date:  March 28, 2000                  /s/ Robert H. Joseph, Jr.
                                       --------------------------------------
                                       Robert H. Joseph, Jr.
                                       Senior Vice President, Chief
                                       Financial Officer and Principal
                                       Accounting Officer

                                    Directors


/s/ Dave H. Williams                                             *
----------------------------------           -----------------------------------
Dave H. Williams                             Michael Hegarty
Chairman and Director                        Director

                     *                                           *
----------------------------------           -----------------------------------
Luis Javier Bastida                          Benjamin D. Holloway
Director                                     Director

                     *                                           *
----------------------------------           -----------------------------------
Donald H. Brydon                             Edward D. Miller
Director                                     Director

/s/ Bruce W. Calvert                                             *
----------------------------------           -----------------------------------
Bruce W. Calvert                             Peter D. Noris
Director                                     Director

/s/ John D. Carifa                           /s/ Frank Savage
----------------------------------           -----------------------------------
John D. Carifa                               Frank Savage
Director                                     Director

                     *                                           *
----------------------------------           -----------------------------------
Henri de Castries                            Stanley B. Tulin
Director                                     Director

                     *                       /s/ Reba W. Williams
----------------------------------           -----------------------------------
Kevin C. Dolan                               Reba W. Williams
Director                                     Director

                     *                                           *
----------------------------------           -----------------------------------
Denis Duverne                                Robert B. Zoellick
Director                                     Director

                     *                       /s/ David R. Brewer, Jr.
----------------------------------           -----------------------------------
Alfred Harrison                              David R. Brewer, Jr.
Director                                     (Attorney-in-Fact)

                     *
----------------------------------
Herve Hatt
Director