Form 10-Q
period 2000-03-31
ALLIANCE CAPITAL MANAGEMENT HOLDING LP
filed 2000-05-15
CIK 825313

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           MARCH 31, 2000
                               ------------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________


Commission File No.  1-9818
                     --------------------------------------------------------


                    ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                        13-3434400
-------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


1345 AVENUE OF THE AMERICAS, NEW YORK, NY                 10105
---------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                     (212) 969-1000
------------------------------------------------------------------------
(Registrant's  telephone  number,  including area code)

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


The number of Units representing assignments of beneficial ownership of limited partnership interests* outstanding as of March 31, 2000 was 72,095,066.

* includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

                    ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

                               Index to Form 10-Q

                                     Part I

                              FINANCIAL INFORMATION

Item 1.          FINANCIAL STATEMENTS                                                                PAGE
                 Condensed Consolidated Statements of Financial Condition                              1
                 Condensed Consolidated Statements of Income                                           2
                 Condensed Consolidated Statements of Changes in
                  Partners' Capital and Comprehensive Income                                           3
                 Condensed Consolidated Statements of Cash Flows                                       4
                 Notes to Condensed Consolidated Financial Statements                                 5-9

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                 10-13

                                     Part II

                                OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS                                                                    14

Item 2.          CHANGES IN SECURITIES                                                                14

Item 3.          DEFAULTS UPON SENIOR SECURITIES                                                      14

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS                                                                   14

Item 5.          OTHER INFORMATION                                                                    14

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K                                                     14

                                     Part I

                              FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                    ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
            Condensed Consolidated Statements of Financial Condition

                                 (in thousands)


                                     ASSETS                                           3/31/00            12/31/99
                                                                                   ------------        ------------
                                                                                    (unaudited)
Fees receivable:
   Alliance mutual funds........................................................   $        613        $        662
   Separately managed third-party clients.......................................          1,659               1,221
Investment in Operating Partnership.............................................        254,446             270,177
                                                                                   ------------        ------------
   Total assets.................................................................   $    256,718        $    272,060
                                                                                   ============        ============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Payable to Operating Partnership.............................................   $      1,823        $      5,843
   Accounts payable and accrued expenses........................................          5,892                 609
                                                                                   ------------        ------------
     Total liabilities..........................................................          7,715               6,452

   Partners' capital............................................................        249,003             265,608
                                                                                   ------------        ------------
     Total liabilities and partners' capital....................................   $    256,718        $    272,060
                                                                                   ============        ============













     See accompanying notes to condensed consolidated financial statements.

                    ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.*
                   Condensed Consolidated Statements of Income

                                   (unaudited)
                                 (in thousands)

                                                                                           THREE MONTHS ENDED
                                                                                     ------------------------------
                                                                                       3/31/00            3/31/99
                                                                                     ----------         -----------
Revenues:
   Equity in earnings of Operating Partnership..................................     $   71,151         $     -
   Investment advisory and services fees:
     Alliance mutual funds......................................................            -               194,899
     Separately managed accounts:
       Affiliated clients.......................................................            -                12,723
       Third-party clients......................................................            -                97,796
   Distribution revenues........................................................            -                93,612
   Shareholder servicing fees...................................................            -                13,297
   Other revenues...............................................................            -                 7,416
                                                                                     ----------         -----------
                                                                                         71,151             419,743
                                                                                     ----------         -----------

Expenses:
   Employee compensation and benefits...........................................            -               118,279
   Promotion and servicing:
     Distribution plan payments to financial intermediaries:
       Affiliated...............................................................            -                25,684
       Third-party..............................................................            -                52,141
     Amortization of deferred sales commissions.................................            -                34,681
     Other......................................................................            -                26,803
   General and administrative...................................................            -                42,336
   Interest.....................................................................            -                 3,501
   Amortization of intangible assets............................................            -                   963
                                                                                     ----------         -----------
                                                                                            -               304,388
                                                                                     ----------         -----------

Income before income taxes......................................................         71,151             115,355

   Income taxes.................................................................          5,225              17,301
                                                                                     ----------         -----------

Net income......................................................................     $   65,926         $    98,054
                                                                                     ==========         ===========
Net income per Alliance Holding Unit:
   Basic........................................................................     $     0.92         $      0.57
                                                                                     ==========         ==========
   Diluted......................................................................     $     0.88         $      0.55
                                                                                     ==========         ===========






* As discussed in Notes 1 and 2, the financial information above reflects the consolidated operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and the use of the equity method of reporting thereafter.

     See accompanying notes to condensed consolidated financial statements.

                    ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.*
                      Condensed Consolidated Statements of
                          Changes in Partners' Capital
                            and Comprehensive Income

                                   (unaudited)
                                 (in thousands)



                                                                                          THREE MONTHS ENDED
                                                                                     ------------------------------
                                                                                      3/31/00             3/31/99
                                                                                     ----------         -----------
Partners' capital - beginning of period.........................................     $  265,608         $   430,273
   Comprehensive income:
       Net income...............................................................         65,926              98,054
       Unrealized gain on investments, net......................................          -                     824
       Foreign currency translation adjustment, net.............................          -                       3
                                                                                     ----------         -----------
       Comprehensive income.....................................................         65,926              98,881
                                                                                     ----------         -----------
   Capital contribution received from Alliance Capital
     Management Corporation.....................................................          -                     976
   Cash distributions to partners...............................................        (61,635)            (74,048)
   Purchase of Alliance Holding Units...........................................        (28,042)              -
   Proceeds from options for Alliance Holding Units exercised...................          7,146               2,867
                                                                                     ----------         -----------
Partners' capital - end of period...............................................     $  249,003         $   458,949
                                                                                     ==========         ===========






















* As discussed in Notes 1 and 2, the financial information above reflects the consolidated operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and the use of the equity method of reporting thereafter.

     See accompanying notes to condensed consolidated financial statements.

                    ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.*
                 Condensed Consolidated Statements of Cash Flows

                                   (unaudited)
                                 (in thousands)

                                                                                          THREE MONTHS ENDED
                                                                                    -------------------------------
                                                                                      3/31/00             3/31/99
                                                                                    -----------         -----------
Cash flows from operating activities:
   Net income...................................................................    $    65,926         $    98,054
   Adjustments to reconcile net income to net cash provided
     from (used in) operating activities:
     Equity in earnings of Operating Partnership................................        (71,151)              -
     Amortization and depreciation..............................................          -                  40,352
     Other, net.................................................................          -                   4,114
     Changes in assets and liabilities:
       (Increase) in receivable from brokers and dealers for sale
         of shares of Alliance mutual funds.....................................          -                 (56,316)
       (Increase) in fees receivable from Alliance mutual funds,
         affiliated clients and third-party clients.............................           (389)            (18,252)
       (Increase) in deferred sales commissions.................................          -                (109,794)
       Decrease in other investments............................................          -                   2,117
       (Increase) in other assets...............................................          -                 (12,565)
       Increase in payable to Alliance mutual funds for share purchases.........          -                 102,202
       (Decrease) in payable to Operating Partnership...........................         (4,020)              -
       Increase in accounts payable and accrued expenses........................          5,283              25,826
       Increase in accrued compensation and benefits, less
          deferred compensation.................................................          -                  49,450
                                                                                    -----------         -----------
            Net cash provided from (used in) operating activities...............         (4,351)            125,188
                                                                                    -----------         -----------
Cash flows from investing activities:
   Operating Partnership distributions received.................................         65,986               -
   Investment in Operating Partnership from exercises of options................         (7,146)              -
   Purchase of investments......................................................          -                (243,731)
   Proceeds from sale of investments............................................          -                 145,003
   Additions to furniture, equipment and leasehold
     improvements, net..........................................................          -                 (15,594)
   Other........................................................................          -                    (142)
                                                                                    -----------         -----------
            Net cash provided from (used in) in investing activities............         58,840            (114,464)
                                                                                    -----------         -----------

Cash flows from financing activities:
   Proceeds from borrowings.....................................................          -                 397,967
   Repayment of debt............................................................          -                (297,375)
   Cash distributions to partners...............................................        (61,635)            (74,048)
   Capital contribution received from Alliance Capital Management
     Corporation................................................................          -                     476
   Proceeds from options for Alliance Holding Units exercised...................          7,146               2,867
                                                                                    -----------         -----------
            Net cash provided from (used in) financing activities...............        (54,489)             29,887
                                                                                    -----------         -----------

Net increase in cash and cash equivalents.......................................          -                  40,611
Cash and cash equivalents at beginning of period................................          -                  75,186
                                                                                    -----------         -----------
Cash and cash equivalents at end of period......................................    $     -             $   115,797
                                                                                    ===========         ===========


* As discussed in Notes 1 and 2, the financial information above reflects the consolidated operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and the use of the equity method of reporting thereafter.

     See accompanying notes to condensed consolidated financial statements.

                    ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000

                                   (unaudited)

1.   REORGANIZATION

     Effective October 29, 1999, Alliance Capital Management Holding L.P., formerly known as Alliance Capital Management L.P. ("Alliance Holding"), reorganized by transferring its business to Alliance Capital Management L.P., a newly formed private partnership ("Alliance Capital" or the "Operating Partnership"), in exchange for all of the Units of Alliance Capital (the "Reorganization"). The Operating Partnership recorded the transferred assets and assumption of liabilities at the amounts reflected in Alliance Holding's books and records on the date of transfer. Since the Reorganization, the Operating Partnership has conducted the diversified investment management services business formerly conducted by Alliance Holding, and Alliance Holding's business has consisted of holding Alliance Capital Units and engaging in related activities. Alliance Capital Management Corporation ("ACMC"), an indirect wholly-owned subsidiary of AXA Financial, Inc. ("AXA Financial"), is the general partner of both Alliance Holding and the Operating Partnership. Alliance Holding is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange while Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

     As part of the Reorganization, Alliance Holding offered each Alliance Holding Unitholder the opportunity to exchange Alliance Holding Units for Alliance Capital Units on a one-for-one basis. In the exchange offer, approximately 99.6 million Alliance Holding Units were exchanged for Alliance Capital Units. This number includes the approximately 95.1 million Alliance Holding Units exchanged by affiliates of AXA Financial.

     At March 31, 2000, Alliance Holding owned approximately 72.1 million, or 42%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At March 31, 2000, AXA Financial was the beneficial owner of approximately 2% of Alliance Holding's outstanding Units and approximately 56% of the Operating Partnership's outstanding Units which, including the general partnership interests, equates to an economic interest of approximately 57% in the Operating Partnership.

     The Operating Partnership provides diversified investment management and related services to a broad range of clients including unaffiliated separately managed accounts, The Equitable Life Assurance Society of the United States ("ELAS"), a wholly-owned subsidiary of AXA Financial, and its insurance company subsidiary and to individual investors through mutual funds and various other investment vehicles. Separately managed accounts consist primarily of the active management of equity and fixed income portfolios for institutional investors including corporate and public employee pension funds, the general and separate accounts of ELAS and its insurance company subsidiary, endowment funds, and the assets of other domestic and foreign institutions. The Operating Partnership provides investment management, distribution, and shareholder and administrative services to its sponsored mutual funds and cash management products, including money market funds and deposit accounts ("Alliance mutual funds").

     Alliance Holding's consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes of the Operating Partnership. The Operating Partnership's consolidated financial statements and notes and management's discussion and analysis of financial condition and results of operations are included as an exhibit to this quarterly report on Form 10-Q for the quarterly period ended March 31, 2000 in order to provide a meaningful presentation of Alliance Holding's financial information.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The unaudited interim condensed consolidated financial statements of Alliance Holding included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) financial position at March 31, 2000, (b) results of operations for the three months ended March 31, 2000 and 1999 and (c) cash flows for the three months ended March 31, 2000 and 1999, have been made.

     PRINCIPLES OF CONSOLIDATION

     For all periods prior to the Reorganization, the consolidated financial statements include Alliance Holding and its majority-owned subsidiaries. All significant intercompany transactions and balances among the consolidated entities have been eliminated. Alliance Holding records its investment in the Operating Partnership using the equity method of accounting. Alliance Holding's investment will be increased to reflect its proportionate share of income of the Operating Partnership and decreased to reflect its proportionate share of losses of the Operating Partnership or distributions made by the Operating Partnership.

     RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform with the current period presentation.

3.   QUARTERLY FINANCIAL INFORMATION

     The following table summarizes the unaudited condensed results of operations of Alliance Holding for the three months ended March 31, 2000 and 1999, respectively, as if the Reorganization (See Note 1) had occurred on January 1, 1999. The pro forma financial information reflects the Operating Partnership as a private partnership that is not subject to a federal tax of 3.5% on partnership gross income from the active conduct of a trade or business and Alliance Holding as a publicly traded partnership that is subject to the 3.5% federal tax, effective January 1, 1998, on its partnership gross business income (which is primarily derived from its interest in the Operating Partnership).

     The pro forma financial information does not necessarily reflect the results of operations for the three months ended March 31, 1999 that would have been obtained had the Reorganization occurred on January 1, 1999, nor is the pro forma financial information necessarily indicative of the results of operations that may be achieved for any future period. (In thousands except per Alliance Holding Unit amounts):

                                                                                             THREE MONTHS ENDED
                                                                                        ---------------------------
                                                                                         Actual           Pro Forma
                                                                                         3/31/00           3/31/99
                                                                                        ---------         ---------
Equity in earnings of Operating Partnership.....................................        $  71,151         $  44,418
Income taxes....................................................................            5,225             4,139
                                                                                        ---------         ---------
Net income .....................................................................        $  65,926         $  40,279
                                                                                        =========         =========
Basic net income per Alliance Holding Unit......................................        $    0.92         $    0.57
                                                                                        =========         =========
Diluted net income per Alliance Holding Unit....................................        $    0.88         $    0.55
                                                                                        =========         =========

The following table presents a reconciliation of the condensed results of operations for the three months ended March 31, 2000 for Alliance Holding and the unaudited pro forma financial information of Alliance Holding for the three months ended March 31, 1999. (In thousands):

                                                                                           THREE MONTHS ENDED
                                                                                      ------------------------------
                                                                                        Actual          Pro Forma
                                                                                        3/31/00           3/31/99
                                                                                      -----------       ------------
Operating Partnership income before income taxes................................      $   181,112       $   115,355
Income taxes....................................................................            9,962             7,226
                                                                                      -----------       -----------
Net income......................................................................      $   171,150       $   108,129
                                                                                      ===========       ===========
Alliance Holding ownership percentage of the
   Operating Partnership Units..................................................             42.0%             41.5%
                                                                                      ===========       ===========
Alliance Holding equity in earnings of
   the Operating Partnership....................................................      $    71,151       $    44,418
                                                                                      ===========       ===========


4.   NET INCOME PER ALLIANCE HOLDING UNIT

     For all periods prior to the Reorganization, basic net income per Alliance Holding Unit is derived by reducing net income for the 1% General Partner interest and dividing the remaining 99% by the weighted average number of Alliance Holding Units outstanding for each period. For all periods prior to the Reorganization, diluted net income per Alliance Holding Unit is derived by reducing net income for the 1% General Partner interest and dividing the remaining 99% by the total of the weighted average number of Alliance Holding Units outstanding for each period and the dilutive Alliance Holding Unit equivalents resulting from outstanding employee options. (In thousands, except per Alliance Holding Unit amounts):

                                                                                            THREE MONTHS ENDED
                                                                                      -----------------------------
                                                                                        3/31/00           3/31/99
                                                                                      -----------       -----------
Net income - Basic..............................................................      $    65,926       $    98,054
   Additional allocation of equity in earnings of the Operating
   Partnership resulting from assumed dilutive effect of
   employee options.............................................................            3,408                 -
                                                                                      -----------       -----------
Net income - Diluted............................................................      $    69,334       $    98,054
                                                                                      ===========       ===========

Weighted average Alliance Holding Units outstanding - Basic.....................           71,599           170,561
Dilutive effect of employee options and restricted units........................            7,391             5,030
                                                                                      -----------       -----------
Weighted average Alliance Holding Units outstanding - Diluted...................           78,990           175,591
                                                                                      ===========       ===========

Basic net income per Alliance Holding Unit......................................      $      0.92       $      0.57
                                                                                      ===========       ===========
Diluted net income per Alliance Holding Unit....................................      $      0.88       $      0.55
                                                                                      ===========       ===========

5.   INVESTMENT IN OPERATING PARTNERSHIP

     Alliance Holding's investment in the Operating Partnership for the three month period ended March 31, 2000 was as follows (in thousands):

   Investment in Operating Partnership at December 31, 1999........................      $   270,177
   Equity in earnings of Operating Partnership.....................................           71,151
   Additional investment resulting from exercises of employee options..............            7,146
   Distribution received from Operating Partnership................................          (65,986)
   Satisfaction of payable to Operating Partnership................................          (28,042)
                                                                                         -----------
   Investment in Operating Partnership at March 31, 2000...........................      $   254,446
                                                                                         ===========

6.   COMMITMENTS AND CONTINGENCIES

     On July 25, 1995, a Consolidated and Supplemental Class Action Complaint (the "Original Complaint") was filed against Alliance North American Government Income Trust, Inc. (the "Fund"), Alliance Holding and certain other defendants affiliated with Alliance Holding alleging violations of federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. On September 26, 1996, the United States District Court for the Southern District of New York granted the defendants' motion to dismiss all counts of the Original Complaint. On October 29, 1997, the United States Court of Appeals for the Second Circuit affirmed that decision.

     On October 29, 1996, plaintiffs filed a motion for leave to file an amended complaint. The principal allegations of the proposed amended complaint are that (i) the Fund failed to hedge against currency risk despite representations that it would do so, (ii) the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities, and (iii) two advertisements used by the Fund misrepresented the risks of investing in the Fund. On October 15, 1998, the United States Court of Appeals for the Second Circuit issued an order granting plaintiffs' motion to file an amended complaint alleging that the Fund misrepresented its ability to hedge against currency risk and denying plaintiffs' motion to file an amended complaint alleging that the Fund did not properly disclose that it planned to invest in mortgage-backed derivative securities and that certain advertisements used by the Fund misrepresented the risks of investing in the Fund. On December 1, 1999, the United States District Court for the Southern District of New York granted the defendants' motion for summary judgment on all claims against all defendants. On December 14 and 15, 1999, the plaintiffs filed motions for reconsideration of the Court's ruling. These motions are currently pending with the Court.

     A Stipulation and Agreement of Settlement has been signed with the lawyers for the plaintiffs settling this action. Under the Stipulation and Agreement of Settlement the Operating Partnership will permit Fund shareholders to invest up to $250 million in Alliance mutual funds free of initial sales charges. Like all class action settlements, the Stipulation and Agreement of Settlement is subject to court approval.

     The Operating Partnership assumed all of Alliance Holding's liabilities in respect of this litigation in connection with the Reorganization. As a result of the settlement, Alliance Holding recorded a non-cash gain of approximately $0.13 per Alliance Holding Unit for the three months ended March 31, 2000. While the ultimate outcome of this matter cannot be determined at this time, management does not expect that it will have a material adverse effect on Alliance Holding's results of operations or financial condition.

7.   INCOME TAXES

     Alliance Holding is a publicly traded partnership for federal tax purposes and, accordingly, is not subject to federal or state corporate income taxes. However, Alliance Holding is subject to the New York City unincorporated business tax and, effective January 1, 1998, to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business. Subsequent to the Reorganization, Alliance Holding's partnership gross business income is primarily derived from its interest in the Operating Partnership. Prior to the Reorganization, domestic corporate subsidiaries of Alliance Holding, which were subject to federal, state and local income taxes, filed a consolidated federal income tax return and separate state and local tax returns. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located. All domestic and foreign corporate subsidiaries were transferred to the Operating Partnership in connection with the Reorganization.

8.   SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments for interest and income taxes were as follows (in thousands):


                                                                                            THREE MONTHS ENDED
                                                                                       ------------------------------
                                                                                         3/31/00            3/31/99
                                                                                       ------------        ----------
         Interest...............................................................       $      -            $    2,361
         Income taxes...........................................................              -                 7,399


9.   CASH DISTRIBUTION

     On April 27, 2000, the General Partner declared a distribution of $53,350,000 or $0.74 per Alliance Holding Unit representing a distribution from Available Cash Flow (as defined in the Alliance Holding Partnership Agreement) of Alliance Holding for the three months ended March 31, 2000. The distribution is payable on May 18, 2000 to holders of record on May 8, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REORGANIZATION

Effective October 29, 1999, Alliance Capital Management Holding L.P., formerly known as Alliance Capital Management L.P. ("Alliance Holding"), reorganized by transferring its business to Alliance Capital Management L.P., a newly formed private partnership ("Alliance Capital" or the "Operating Partnership"), in exchange for all of the Units of Alliance Capital (the "Reorganization"). The Operating Partnership recorded the transferred assets and assumption of liabilities at the amounts reflected in Alliance Holding's books and records on the date of transfer. Since the Reorganization, the Operating Partnership has conducted the diversified investment management services business formerly conducted by Alliance Holding, and Alliance Holding's business has consisted of holding Alliance Capital Units and engaging in related activities. Alliance Capital Management Corporation ("ACMC"), an indirect wholly-owned subsidiary of AXA Financial, Inc. ("AXA Financial"), is the general partner of both Alliance Holding and the Operating Partnership. Alliance Holding is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange while Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

As part of the Reorganization, Alliance Holding offered each Alliance Holding Unitholder the opportunity to exchange Alliance Holding Units for Alliance Capital Units on a one-for-one basis. In the exchange offer, approximately 99.6 million Alliance Holding Units were exchanged for Alliance Capital Units. This number includes the approximately 95.1 million Alliance Holding Units exchanged by affiliates of AXA Financial.

At March 31, 2000, Alliance Holding owned approximately 72.1 million, or 42%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At March 31, 2000, AXA Financial was the beneficial owner of approximately 2% of Alliance Holding's outstanding Units and approximately 56% of the Operating Partnership's outstanding Units which, including the general partnership interests, equates to an economic interest of approximately 57% in the Operating Partnership.

The Operating Partnership provides diversified investment management and related services to a broad range of clients including unaffiliated separately managed accounts, The Equitable Life Assurance Society of the United States ("ELAS"), a wholly-owned subsidiary of AXA Financial, and its insurance company subsidiary and to individual investors through mutual funds and various other investment vehicles. Separately managed accounts consist primarily of the active management of equity and fixed income portfolios for institutional investors including corporate and public employee pension funds, the general and separate accounts of ELAS and its insurance company subsidiary, endowment funds, and the assets of other domestic and foreign institutions. The Operating Partnership provides investment management, distribution, and shareholder and administrative services to its sponsored mutual funds and cash management products, including money market funds and deposit accounts ("Alliance mutual funds").

Alliance Holding's consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes of the Operating Partnership. The Operating Partnership's consolidated financial statements and notes and management's discussion and analysis of financial condition and results of operations are included as an exhibit to this quarterly report on Form 10-Q for the quarterly period ended March 31, 2000 in order to provide a meaningful presentation of Alliance Holding's financial information.

BASIS OF PRESENTATION - PRO FORMA RESULTS

The pro forma financial information of Alliance Holding for the three months ended March 31, 1999 assumes the Reorganization occurred on January 1, 1999, and reflects Alliance Holding as a publicly traded partnership subject to the 3.5% federal tax on its partnership gross income from the active conduct of a trade or business. Subsequent to the Reorganization, Alliance Holding's principal sources of income and cash flow are attributable to its ownership of 42% of the issued and outstanding Units of the Operating Partnership. The pro forma financial information for the three months ended March 31, 1999 does not necessarily reflect the results of operations that would have been obtained had the Reorganization occurred on January 1, 1999, nor is the pro forma financial information necessarily indicative of the results of operations that may be achieved for any future period.

RESULTS OF OPERATIONS - PRO FORMA RESULTS

(Dollars and Alliance Holding Units in millions,                    THREE MONTHS ENDED
except per Alliance Holding Unit amounts)           --------------------------------------------------
                                                    Actual             Pro Forma
                                                    3/31/00             3/31/99 (1)         % Change
------------------------------------------------------------------------------------------------------
Equity in earnings of Operating Partnership         $   71.1           $   44.4                60.1%
Income taxes                                             5.2                4.1                26.8
                                                    --------           --------
Net income                                          $   65.9           $   40.3                63.5
                                                    ========           ========
Net income per Alliance Holding Unit:
   Basic                                            $   0.92           $   0.57                61.4
                                                    ========           ========
   Diluted                                          $   0.88           $   0.55                60.0
                                                    ========           ========
Impact of NAGIT litigation adjustment per
   Alliance Holding Unit                                0.13                  -                 N/A
                                                    --------           -------
Net income per Alliance Holding Unit excluding
   impact of NAGIT litigation adjustment - diluted      0.75               0.55                36.4
Impact of performance fees per
   Alliance Holding Unit                                0.03               0.08               (62.5)
                                                    --------           --------
Net income per Alliance Holding Unit excluding
   impact of NAGIT litigation adjustment and
   performance fees - diluted                       $   0.72           $   0.47                53.2
                                                    ========           ========
Weighted average number of Alliance Holding
   Units outstanding:
     Basic                                              71.6                70.8                1.1
     Diluted                                            79.0                75.8                4.2%


---------------------------------
(1) Pro forma amounts assume the Alliance Holding Reorganization occurred January 1, 1999.

Net income for the three months ended March 31, 2000 increased $25.6 million or $0.33 diluted net income per Alliance Holding Unit to $65.9 million or $0.88 diluted net income per Alliance Holding Unit from pro forma net income of $40.3 million or $0.55 diluted net income per Alliance Holding Unit for the three months ended March 31, 1999. The increase reflects higher equity in earnings of the Operating Partnership, partially offset by a corresponding increase in income taxes. The increase in equity in earnings of the Operating Partnership was principally due to higher average assets under management and Alliance Holding's share of the non-cash gain related to the settlement of litigation concerning the Alliance North American Government Income Trust, Inc. ("NAGIT").

BASIS OF PRESENTATION - ACTUAL RESULTS

Alliance Holding's investment in the Operating Partnership, which is accounted for under the equity method of accounting, will be increased by its pro rata share of the Operating Partnership's income and will be decreased by its pro rata share of the Operating Partnership's losses or distributions made by the Operating Partnership. A discussion of the results of Alliance Holding for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 is not considered meaningful due to the Reorganization (equity method of accounting as compared to consolidated operating results) and therefore has not been included.

CAPITAL RESOURCES AND LIQUIDITY

Alliance Holding's partners' capital was $249.0 million at March 31, 2000, a decrease of $16.6 million or 6.3% from $265.6 million at December 31, 1999. The decrease is primarily due to cash distributions.

At March 31, 2000, Alliance Holding owned approximately 72.1 million Alliance Capital Units, or approximately 42% of the issued and outstanding Alliance Capital Units. Subsequent to the Reorganization, Alliance Holding's principal sources of income and cash flow are attributable to its ownership interest. Alliance Holding is required to distribute all of its Available Cash Flow, as defined in the Alliance Holding Partnership Agreement, to its Partners and Alliance Holding Unitholders. To the extent there are temporary cash shortfalls due to the timing of tax payments and the receipt of quarterly distributions, short-term loans will be extended to Alliance Holding by the Operating Partnership.

Management believes that the cash flow from its ownership of Units of the Operating Partnership, together with the short-terms loans discussed above, will provide Alliance Holding with the financial resources to meet its capital requirements.

CASH DISTRIBUTIONS

Subsequent to the Reorganization, Alliance Holding's principal sources of income and cash flow are attributable to its ownership of 42% of the issued and outstanding Alliance Capital Units. Alliance Holding is required to distribute all of its Available Cash Flow, as defined in the Alliance Holding Partnership Agreement, to its Partners and Alliance Holding Unitholders. Alliance Holding's Available Cash Flow and distributions per Alliance Holding Unit for the three months ended March 31, 2000 and 1999, were as follows:

                                                                 THREE MONTHS ENDED
                                                            ----------------------------
                                                             3/31/00             3/31/99
----------------------------------------------------------------------------------------
Available Cash Flow (in thousands)                          $  53,350           $ 93,316
Distributions per Alliance Holding Unit                     $    0.74           $   0.54
----------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

On July 25, 1995, a Consolidated and Supplemental Class Action Complaint (the "Original Complaint") was filed against Alliance North American Government Income Trust, Inc. (the "Fund"), Alliance Holding and certain other defendants affiliated with Alliance Holding alleging violations of federal securities laws, fraud and breach of fiduciary duty in connection with the Fund's investments in Mexican and Argentine securities. On September 26, 1996, the United States District Court for the Southern District of New York granted the defendants' motion to dismiss all counts of the Original Complaint. On October 29, 1997, the United States Court of Appeals for the Second Circuit affirmed that decision.

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

On December 1, 1999, the United States District Court for the Southern District of New York granted the defendants' motion for summary judgment on all claims against all defendants. On December 14 and 15, 1999, the plaintiffs filed motions for reconsideration of the Court's ruling. These motions are currently pending with the Court.

A Stipulation and Agreement of Settlement has been signed with the lawyers for the plaintiffs settling this action. Under the Stipulation and Agreement of Settlement the Operating Partnership will permit Fund shareholders to invest up to $250 million in Alliance mutual funds free of initial sales charges. Like all class action settlements, the Stipulation and Agreement of Settlement is subject to court approval.

The Operating Partnership assumed all of Alliance Holding's liabilities in respect of this litigation in connection with the Reorganization. As a result of the settlment, Alliance Holding recorded a non-cash gain of approximately $0.13 per Alliance Holding Unit for the three months ended March 31, 2000. While the ultimate outcome of this matter cannot be determined at this time, management does not expect that it will have a material adverse effect on Alliance Holding's results of operations or financial condition.

FORWARD-LOOKING STATEMENTS

Certain statements provided by Alliance Holding and Alliance Capital in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of such factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions and government regulations, including changes in tax rates. Alliance Holding and Alliance Capital caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; Alliance Holding and Alliance Capital undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

                                     Part II

                                OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

                  A Stipulation and Agreement of Settlement has been signed with the lawyers for plaintiffs in the legal proceeding reported in the Alliance Capital Management Holding L.P. Annual Report on Form 10-K for the year ended December 31, 1999. Under the Stipulation and Agreement of Settlement Alliance Capital Management L.P. ("Alliance Capital") will permit shareholders of Alliance North American Government Income Trust, Inc. to invest up to $250 million in mutual funds sponsored by Alliance Capital free of sales charges. Like all class action settlements, the Stipulation and Agreement of Settlement is subject to court approval.

Item 2. CHANGES IN SECURITIES

                  None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

                  None.

Item 4. SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS

                  NONE.

Item 5. OTHER INFORMATION

                  None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

                          13.2 Pages 1 through 17 of the Alliance Capital Management L.P. quarterly report on Form 10-Q for the quarterly period ended March 31, 2000.


                 (b)      Reports on Form 8-K

                          None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Dated: May 15, 2000                      By:   Alliance Capital Management
                                               Corporation, its General Partner


                                         By:   /s/ Robert H. Joseph, Jr.
                                               --------------------------------
                                               Robert H. Joseph, Jr.
                                               Senior Vice President &
                                               Chief Financial Officer