Form 10-Q
period 2000-06-30
ALLIANCE CAPITAL MANAGEMENT HOLDING LP
filed 2000-08-14
CIK 825313

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            JUNE 30, 2000
                                ---------------------------------

                                             OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                                 ---------------------       -------------------

Commission File No.                      1-9818
                   --------------------------------------------------------

                    ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                 13-3434400
-------------------------------                --------------------
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

                  Yes       X                     No
                        --------                     ---------

The number of Units representing assignments of beneficial ownership of limited partnership interests* outstanding as of June 30, 2000 was 72,565,133.

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

                                     Part I

                              FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                    ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
            Condensed Consolidated Statements of Financial Condition

                                 (in thousands)

                      ASSETS                            6/30/00        12/31/99
                                                      ------------    ----------
                                                      (unaudited)
Fees receivable:
   Alliance mutual funds...........................   $     1,598    $       662
   Separately managed third-party clients..........         1,073          1,221
Investment in Operating Partnership................       784,667        270,177
Other assets.......................................            27              -
                                                      -----------    -----------
   Total assets....................................   $   787,365    $   272,060
                                                      ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Payable to Operating Partnership................   $     7,501    $     5,843
   Accounts payable and accrued expenses...........           248            609
                                                      -----------    -----------
     Total liabilities.............................         7,749          6,452

   Partners' capital...............................       779,616        265,608
                                                      -----------    -----------
     Total liabilities and partners' capital.......   $   787,365    $   272,060
                                                      ===========    ===========

     See accompanying notes to condensed consolidated financial statements.


                                          ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.*
                                         Condensed Consolidated Statements of Income

                                                         (unaudited)
                                                       (in thousands)


                                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          -----------------------        -----------------------
                                                                              6/30/00     6/30/99          6/30/00      6/30/99
                                                                          ----------   ----------        ----------   ----------
Revenues:
   Equity in earnings of Operating Partnership.........................   $   62,430   $        -        $  133,581   $        -
   Investment advisory and services fees:
     Alliance mutual funds.............................................            -      185,928                 -      380,827
     Separately managed accounts:
       Affiliated clients..............................................            -       14,171                 -       26,894
       Third-party clients.............................................            -       91,176                 -      188,972
   Distribution revenues...............................................            -      105,218                 -      198,830
   Shareholder servicing fees..........................................            -       15,500                 -       28,797
   Other revenues......................................................            -        6,948                 -       14,364
                                                                          ----------   ----------        ----------   ----------
                                                                              62,430      418,941           133,581      838,684
                                                                          ----------   ----------        ----------   ----------

Expenses:
   Employee compensation and benefits..................................            -      102,693                 -      220,972
   Promotion and servicing:
     Distribution plan payments to financial intermediaries:
       Affiliated......................................................            -       25,191                 -       50,875
       Third-party.....................................................            -       57,728                 -      109,869
     Amortization of deferred sales commissions........................            -       40,017                 -       74,698
     Other.............................................................            -       28,093                 -       54,896
   General and administrative..........................................            -       45,403                 -       87,739
   Interest............................................................            -        4,479                 -        7,980
   Amortization of intangible assets...................................            -          964                 -        1,927
                                                                          ----------   ----------        ----------   ----------
                                                                                   -      304,568                 -      608,956
                                                                          ----------   ----------        ----------   ----------

Income before income taxes.............................................       62,430      114,373           133,581      229,728

   Income taxes........................................................        5,031       17,159            10,256       34,460
                                                                          ----------   ----------        ----------   ----------

Net income.............................................................   $   57,399   $   97,214        $  123,325   $   195,268
                                                                          ==========   ==========        ==========   ===========



Net income per Alliance Holding Unit:
   Basic...............................................................   $     0.81   $     0.56        $     1.73   $     1.13
                                                                          ==========   ==========        ==========   ===========
   Diluted.............................................................   $     0.76   $     0.55        $     1.64   $     1.10
                                                                          ==========   ==========        ==========   ===========

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

                                ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.*
                                   Condensed Consolidated Statements of
                                       Changes in Partners' Capital
                                         and Comprehensive Income

                                               (unaudited)
                                              (in thousands)

                                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          -----------------------        -----------------------
                                                                             6/30/00     6/30/99          6/30/00      6/30/99
                                                                          ----------   ----------        ----------   ----------
Partners' capital - beginning of period................................   $  249,003   $  458,949        $  265,608   $  430,273
   Comprehensive income:
       Net income......................................................       57,399       97,214           123,325      195,268
       Unrealized gain on investments, net.............................            -          327                 -        1,151
       Foreign currency translation adjustment, net....................            -            -                 -            3
                                                                          ----------   ----------        ----------   ----------
       Comprehensive income............................................       57,399       97,541           123,325      196,422
                                                                          ----------   ----------        ----------   ----------
   Change in proportionate share of the Operating Partnership's
     partners' capital                                                       523,005            -           523,005            -
   Capital contribution received from Alliance Capital
     Management Corporation............................................            -           90                 -        1,066
   Cash distributions to partners......................................      (53,510)     (93,316)         (115,145)    (167,364)
   Purchase of Alliance Holding Units..................................            -            -           (28,042)           -
   Proceeds from options for Alliance Holding Units exercised..........        3,719        3,798            10,865        6,665
                                                                          ----------   ----------        ----------   ----------
Partners' capital - end of period......................................   $  779,616   $  467,062        $  779,616  $   467,062
                                                                          ==========   ==========        ==========  ===========

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

                                ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.*
                             Condensed Consolidated Statements of Cash Flows

                                               (unaudited)
                                             (in thousands)

                                                                                           SIX MONTHS ENDED
                                                                                      ----------------------------
                                                                                      6/30/00             6/30/99
                                                                                    -----------         -----------
Cash flows from operating activities:

   Net income...................................................................    $   123,325         $   195,268
   Adjustments to reconcile net income to net cash provided
     from (used in) operating activities:
     Equity in earnings of Operating Partnership................................       (133,581)                  -
     Amortization and depreciation..............................................              -              86,151
     Other, net.................................................................              -               9,339
     Changes in assets and liabilities:
       (Increase) in receivable from brokers and dealers for sale
         of shares of Alliance mutual funds.....................................              -             (23,790)
       (Increase) in fees receivable from Alliance mutual funds,
         affiliated clients and third-party clients.............................           (788)            (24,258)
       (Increase) in deferred sales commissions.................................              -            (213,425)
       (Decrease) in other investments..........................................              -             (14,411)
       (Increase) in other assets...............................................            (27)             (5,915)
       Increase in payable to Alliance mutual funds for share purchases.........              -              39,481
       Increase in payable to Operating Partnership.............................          1,658                   -
       (Decrease) in accounts payable and accrued expenses......................           (361)            (17,535)
       Increase in accrued compensation and benefits, less
         deferred compensation..................................................              -              95,607
                                                                                    -----------         -----------
           Net cash provided from (used in) operating activities................         (9,774)            126,512
                                                                                    ------------        -----------
Cash flows from investing activities:

   Operating Partnership distributions received.................................        124,919                   -
   Investment in Operating Partnership from exercises of options................        (10,865)                  -
   Purchase of investments......................................................              -            (514,538)
   Proceeds from sale of investments............................................              -             426,850
   Additions to furniture, equipment and leasehold
     improvements, net..........................................................              -             (27,290)
   Other........................................................................              -                (142)
                                                                                    -----------         ------------
           Net cash provided from (used in) investing activities................        114,054            (115,120)
                                                                                    -----------         ------------

Cash flows from financing activities:

   Proceeds from borrowings.....................................................              -             905,231
   Repayment of debt............................................................              -            (743,375)
   Cash distributions to partners...............................................       (115,145)           (167,364)
   Capital contribution received from Alliance Capital Management
     Corporation................................................................              -                 566
   Proceeds from options for Alliance Holding Units exercised...................         10,865               6,665
                                                                                    -----------         -----------
           Net cash provided from (used in) financing activities................       (104,280)              1,723
                                                                                    ------------        -----------

Net increase in cash and cash equivalents.......................................              -              13,115
Cash and cash equivalents at beginning of period................................              -              75,186
                                                                                    -----------         -----------
Cash and cash equivalents at end of period......................................    $         -         $    88,301
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

                    ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2000

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

   At June 30, 2000, Alliance Holding owned approximately 72.6 million, or 35%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At June 30, 2000, AXA Financial was the beneficial owner of approximately 2.1% of Alliance Holding's outstanding Units and approximately 62.5% of the Operating Partnership's outstanding Units which, including the general partnership interests, equates to an economic interest of approximately 63.6% in the Operating Partnership.

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

   Alliance Holding's consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes of the Operating Partnership. The Operating Partnership's consolidated financial statements and notes and management's discussion and analysis of financial condition and results of operations are included as an exhibit to this quarterly report on Form 10-Q for the quarterly period ended June 30, 2000 in order to provide a meaningful presentation of Alliance Holding's financial information.

2. BERNSTEIN ACQUISITION

   Pursuant to an acquisition agreement dated as of June 20, 2000 among Alliance Capital, Alliance Holding, Sanford C. Bernstein Inc. ("Bernstein") and Bernstein Technologies Inc., a wholly owned subsidiary of Bernstein, Alliance Capital has agreed to acquire the Bernstein business for $1.4754 billion in cash and 40.8 million Alliance Capital units subject to adjustment in certain circumstances. On June 21, 2000 AXA Financial purchased from Alliance Capital 32,619,775 newly issued Alliance Capital units for $1.6 billion, and Alliance Capital will use the proceeds primarily to finance the cash portion of the acquisition price.

   The obligations of both Alliance Capital and Bernstein to close the transactions contemplated by the acquisition agreement depend upon meeting a number of conditions, including the approval of Alliance Holding unitholders, Alliance Capital's reasonable satisfaction that Bernstein has maintained at least 75% of its client revenue base as of May 31, 2000, and receipt of regulatory approvals and consents from Bernstein's clients and other third parties. The parties are working to close the acquisition by the fourth quarter of 2000.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

   The unaudited interim condensed consolidated financial statements of Alliance Holding included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) financial position at June 30, 2000, (b) results of operations for the three months and six months ended June 30, 2000 and 1999 and (c) cash flows for the six months ended June 30, 2000 and 1999, have been made.

   PRINCIPLES OF CONSOLIDATION

   For all periods prior to the Reorganization, the consolidated financial statements include Alliance Holding and its majority-owned subsidiaries. All significant intercompany transactions and balances among the consolidated entities have been eliminated. Alliance Holding records its investment in the Operating Partnership using the equity method of accounting. Alliance Holding's investment will be increased to reflect its proportionate share of income of the Operating Partnership and decreased to reflect its proportionate share of losses of the Operating Partnership or distributions made by the Operating Partnership. In addition, Alliance Holding's investment is adjusted to reflect its proportionate share of certain partners' capital transactions incurred by the Operating Partnership.

   RECLASSIFICATIONS

   Certain prior period amounts have been reclassified to conform with the current period presentation.

4. QUARTERLY FINANCIAL INFORMATION

   The following table summarizes the actual unaudited condensed results of operations of Alliance Holding for the three months and six months ended June 30, 2000 and the pro forma unaudited condensed results of operations of Alliance Holding for the three months and six months ended June 30, 1999 as if the Reorganization (See Note 1) had occurred on January 1, 1999. The pro forma financial information reflects the Operating Partnership as a private partnership that is not subject to a federal tax of 3.5% on partnership gross income from the active conduct of a trade or business and Alliance Holding as a publicly traded partnership that is subject to the 3.5% federal tax, effective January 1, 1998, on its partnership gross business income (which is primarily derived from its interest in the Operating Partnership).

   The pro forma financial information does not necessarily reflect the results of operations for the three months and six months ended June 30, 1999 that would have been obtained had the Reorganization occurred on January 1, 1999, nor is the pro forma financial information necessarily indicative of the results of operations that may be achieved for any future period. (In thousands, except per Alliance Holding Unit amounts):

                                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 -----------------------     ------------------------
                                                                    Actual     Pro Forma         Actual     Pro Forma
                                                                   6/30/00      6/30/99         6/30/00      6/30/99
                                                                 ----------   ----------      ----------   ----------
Equity in earnings of Operating Partnership...................   $   62,430   $   44,017      $  133,581   $   88,435
Income taxes..................................................        5,031        3,929          10,256        8,068
                                                                 ----------   ----------      ----------   ----------
Net income ...................................................   $   57,399   $   40,088      $  123,325   $   80,367
                                                                 ==========   ==========      ==========   ==========
Basic net income per Alliance Holding Unit....................   $     0.81   $     0.56      $     1.73   $     1.13
                                                                 ==========   ==========      ==========   ==========
Diluted net income per Alliance Holding Unit..................   $     0.76   $     0.55      $     1.64   $     1.10
                                                                 ==========   ==========      ==========   ==========

The following table presents a reconciliation of the condensed results of operations for the three months and six months ended June 30, 2000 for Alliance Holding and the unaudited pro forma financial information of Alliance Holding for the three months and six months ended June 30, 1999. (In thousands):

                                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 -----------------------     ------------------------
                                                                    Actual     Pro Forma         Actual     Pro Forma
                                                                   6/30/00      6/30/99         6/30/00      6/30/99
                                                                 ----------   ----------      ----------   ----------
Operating Partnership income before income taxes..............   $  162,787   $  114,373      $  343,899   $  229,728
Income taxes..................................................        8,952        7,630          18,914       14,856
                                                                 ----------   ----------      ----------   ----------
Net income....................................................   $  153,835   $  106,743      $  324,985   $  214,872
                                                                 ==========   ==========      ==========   ==========
Alliance Holding ownership percentage of the
   Operating Partnership Units................................         41.0%        41.7%           41.5%        41.6%
                                                                 ==========   ==========      ==========   ==========
Alliance Holding equity in earnings of
   the Operating Partnership..................................   $   62,430   $   44,017      $  133,581   $   88,435
                                                                 ==========   ==========      ==========   ==========

5. NET INCOME PER ALLIANCE HOLDING UNIT

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

                                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 -----------------------     ------------------------
                                                                    Actual     Pro Forma         Actual     Pro Forma
                                                                   6/30/00      6/30/99         6/30/00      6/30/99
                                                                 ----------   ----------      ----------   ----------
Net income - Basic............................................   $   57,399   $   97,214      $  123,325   $  195,268
   Additional allocation of equity in earnings of the
   Operating Partnership resulting from assumed
   dilutive effect of employee options........................        3,125            -           6,395            -
                                                                 ----------   ----------      ----------   ----------
Net income - Diluted..........................................   $   60,524   $   97,214      $  129,720   $  195,268
                                                                 ==========   ==========      ==========   ==========


                                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 -----------------------     ------------------------
                                                                    Actual     Pro Forma         Actual     Pro Forma
                                                                   6/30/00      6/30/99         6/30/00      6/30/99
                                                                 ----------   ----------      ----------   ----------
Weighted average Alliance Holding Units
   outstanding - Basic........................................       71,160      171,043          71,324      170,804
Dilutive effect of employee options and restricted units......        7,997        5,325           7,697        5,164
                                                                 ----------   ----------      ----------   ----------
Weighted average Alliance Holding Units
   outstanding - Diluted......................................       79,157      176,368          79,021      175,968
                                                                 ==========   ==========      ==========   ==========

Basic net income per Alliance Holding Unit....................   $     0.81   $     0.56      $     1.73   $     1.13
                                                                 ==========   ==========      ==========   ==========
Diluted net income per Alliance Holding Unit..................   $     0.76   $     0.55      $     1.64   $     1.10
                                                                 ==========   ==========      ==========   ==========

6. INVESTMENT IN OPERATING PARTNERSHIP

   Alliance Holding's investment in the Operating Partnership for the six month period ended June 30, 2000 was as follows (in thousands):
   Investment in Operating Partnership at December 31, 1999.....................................   $   270,177
   Equity in earnings of Operating Partnership..................................................       133,581
   Additional investment resulting from exercises of employee options...........................        10,865
   Change in proportionate share of the Operating Partnership's
     partners' capital..........................................................................       523,005
   Distribution received from Operating Partnership.............................................      (124,919)
   Satisfaction of payable to Operating Partnership.............................................       (28,042)
                                                                                                   -----------
   Investment in Operating Partnership at June 30, 2000.........................................   $   784,667
                                                                                                   ===========

7. COMMITMENTS AND CONTINGENCIES

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

   A Stipulation and Agreement of Settlement has been signed with the lawyers for the plaintiffs settling this action. Under the Stipulation and Agreement of Settlement Alliance Capital will permit Fund shareholders to invest up to $250 million in Alliance mutual funds free of initial sales charges. On August 3, 2000 the Court signed an order approving the Stipulation and Agreement of Settlement. Shareholders of the Fund have thirty days from the date the order becomes final to appeal the order.

   Alliance Capital assumed all of Alliance Holding's liabilities in respect of this litigation in connection with the Reorganization. As a result of the settlement, Alliance Holding recorded a non-cash gain of approximately
   $0.13 per Alliance Holding Unit during the three months ended March 31, 2000. While the ultimate outcome of this matter cannot be determined at this time, management does not expect that it will have a material adverse effect on Alliance Holding's results of operations or financial condition.

8. INCOME TAXES

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

9. SUPPLEMENTAL CASH FLOW AND NONCASH INVESTING AND FINANCING ACTIVITIES INFORMATION

                                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 -----------------------------   ------------------------
                                                                    6/30/00         6/30/99        6/30/00      6/30/99
                                                                 -------------   -------------   ----------   -----------
                                                                                        (in thousands)
   Cash payments for interest and income taxes were as
     follows:
         Interest.............................................   $        -      $    1,747      $        -   $    4,108
         Income taxes.........................................       10,715          56,875          10,715       64,274

   Noncash investing and financing activities were as follows:
         Investment in Operating Partnership.................    $  523,005               -      $  523,005            -
         Partners' capital...................................       523,005               -         523,005            -

10. CASH DISTRIBUTION

   On July 26, 2000, the General Partner declared a distribution of $54,424,000 or $0.75 per Alliance Holding Unit representing a distribution from Available Cash Flow (as defined in the Alliance Holding Partnership Agreement) of Alliance Holding for the three months ended June 30, 2000. The distribution is payable on August 17, 2000 to holders of record on August 7, 2000.

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

At June 30, 2000, Alliance Holding owned approximately 72.6 million, or 35%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At June 30, 2000, AXA Financial was the beneficial owner of approximately 2.1% of Alliance Holding's outstanding Units and approximately 62.5% of the Operating Partnership's outstanding Units which, including the general partnership interests, equates to an economic interest of approximately 63.6% in the Operating Partnership.

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

The Alliance Holding consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes of the Operating Partnership. The Operating Partnership's consolidated financial statements and notes and management's discussion and analysis of financial condition and results of operations are included as an exhibit to this quarterly report on Form 10-Q for the quarterly period ended June 30, 2000 in order to provide a meaningful presentation of Alliance Holding's financial information.

BERNSTEIN ACQUISITION

Pursuant to an acquisition agreement dated as of June 20, 2000 among Alliance Capital, Alliance Holding, Sanford C. Bernstein Inc. ("Bernstein") and Bernstein Technologies Inc., a wholly owned subsidiary of Bernstein, Alliance Capital has agreed to acquire the Bernstein business for $1.4754 billion in cash and 40.8 million Alliance Capital units subject to adjustment in certain circumstances. On June 21, 2000 AXA Financial purchased from Alliance Capital 32,619,775 newly issued Alliance Capital units for $1.6 billion, and Alliance Capital will use the proceeds primarily to finance the cash portion of the acquisition price.

The obligations of both Alliance Capital and Bernstein to close the transactions contemplated by the acquisition agreement depend upon meeting a number of conditions, including the approval of Alliance Holding unitholders, Alliance Capital's reasonable satisfaction that Bernstein has maintained at least 75% of its client revenue base as of May 31, 2000, and receipt of regulatory approvals and consents from Bernstein's clients and other third parties. The parties are working to close the acquisition by the fourth quarter of 2000.

BASIS OF PRESENTATION

Actual results of operations of Alliance Holding are presented for the three months and six months ended June 30, 2000. The pro forma financial information of Alliance Holding for the three months and six months ended June 30, 1999 assumes the Reorganization occurred on January 1, 1999, and reflects Alliance Holding as a publicly traded partnership subject to the 3.5% federal tax on its partnership gross income from the active conduct of a trade or business. Subsequent to the Reorganization, Alliance Holding's principal sources of income and cash flow are attributable to its ownership of Units of the Operating Partnership. The pro forma financial information for the three months and six months ended June 30, 1999 does not necessarily reflect the results of operations that would have been obtained had the Reorganization occurred on January 1, 1999, nor is the pro forma financial information necessarily indicative of the results of operations that may be achieved for any future period.

RESULTS OF OPERATIONS

(Dollars and Alliance Holding Units in millions,         THREE MONTHS ENDED                 SIX MONTHS ENDED
except per Alliance Holding Unit amounts)          ------------------------------    ------------------------------
                                                    Actual    Pro Forma               Actual    Pro Forma
                                                   6/30/00    6/30/99(1) % Change    6/30/00    6/30/99(1) % Change
-------------------------------------------------------------------------------------------------------------------
Equity in earnings of Operating Partnership         $62.4      $44.0      41.8%       $133.6      $88.4      51.1%
Income taxes                                          5.0        3.9      28.2          10.3        8.0      28.8
                                                    -----      -----                  ------      -----
Net income                                          $57.4      $40.1      43.1        $123.3      $80.4      53.4
                                                    =====      =====                  ======      =====
Net income per Alliance Holding Unit:
   Basic                                            $0.81      $0.56      44.6         $1.73      $1.13      53.1
                                                    =====      =====                   =====      =====
   Diluted                                          $0.76      $0.55      38.2         $1.64      $1.10      49.1
                                                    =====      =====                   =====      =====
Net income per Alliance Holding Unit excluding
   impact of performance fees - diluted             $0.73      $0.52      40.4         $1.58      $0.99      59.6
                                                    =====      =====                   =====      =====
Net income per Alliance Holding Unit excluding
   impact of NAGIT litigation adjustment - diluted  $0.76      $0.55      38.2         $1.51      $1.10      37.3
                                                    =====      =====                   =====      =====
Weighted average number of Alliance Holding
   Units outstanding:
     Basic                                           71.2       71.2        -           71.3       71.0       0.4
     Diluted                                         79.2       76.0       4.2%         79.0       75.9       4.1%
-------------------------------------------------------------------------------------------------------------------

(1) Pro forma amounts assume the Alliance Holding Reorganization occurred January 1, 1999.

Net income for the three months and six months ended June 30, 2000 increased $17.3 million or $0.21 diluted net income per Alliance Holding Unit and $42.9 million or $0.54 diluted net income per Alliance Holding Unit, respectively, from pro forma net income for the three months and six months ended June 30, 1999, respectively. The increases reflect equity in higher earnings of the Operating Partnership, partially offset by corresponding increases in income taxes. The increases in equity in earnings of the Operating Partnership were principally due to higher average assets under management and, for the six months ended June 2000, Alliance Holding's share of the non-cash gain related to the settlement of litigation concerning the Alliance North American Government Income Trust, Inc. ("NAGIT") recorded in the first quarter of 2000.

BASIS OF PRESENTATION - ACTUAL RESULTS

Alliance Holding's investment in the Operating Partnership, which is accounted for under the equity method of accounting, will be increased by its proportionate share of the Operating Partnership's income and will be decreased by its proportionate share of the Operating Partnership's losses or distributions made by the Operating Partnership. A discussion of the results of Alliance Holding for the three months and six months ended June 30, 2000 compared to the three months and six months ended June 30, 1999 is not considered meaningful due to the Reorganization (equity method of accounting as compared to consolidated operating results) and therefore has not been included.

CAPITAL RESOURCES AND LIQUIDITY

Alliance Holding's partners' capital was $779.6 million at June 30, 2000, an increase of $514.0 million or 193% from $265.6 million at December 31, 1999. The increase is primarily due to the change in Alliance Holding's proportionate share of the Operating Partnership's partners' capital, at book value, resulting from the AXA Financial purchase of newly issued Operating Partnership units in connection with the Bernstein acquisition and net income, partially offset by cash distributions.

At June 30, 2000, Alliance Holding owned approximately 72.6 million Operating Partnership Units, or approximately 35% of the issued and outstanding Operating Partnership Units. Subsequent to the Reorganization, Alliance Holding's principal sources of income and cash flow are attributable to its ownership interest in the Operating Partnership. Alliance Holding is required to distribute all of its Available Cash Flow, as defined in the Alliance Holding Partnership Agreement, to its Partners and Alliance Holding Unitholders. To the extent there are temporary cash shortfalls due to the timing of tax payments and the receipt of quarterly distributions, short-term loans will be extended to Alliance Holding by the Operating Partnership.

Management believes that the cash flow from its ownership of Units of the Operating Partnership, together with the short-term loans discussed above, will provide Alliance Holding with the financial resources to meet its capital requirements.

CASH DISTRIBUTIONS

Subsequent to the Reorganization, Alliance Holding's principal sources of income and cash flow are attributable to its ownership of Alliance Capital Units. Alliance Holding is required to distribute all of its Available Cash Flow, as defined in the Alliance Holding Partnership Agreement, to its Partners and Alliance Holding Unitholders. Alliance Holding's Available Cash Flow and distributions per Alliance Holding Unit for the three months and six months ended June 30, 2000 and 1999, were as follows:

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      ------------------         -------------------
                                                     6/30/00      6/30/99         6/30/00    6/30/99
-----------------------------------------------------------------------------------------------------
Available Cash Flow (in thousands)                    $54,424    $93,380          $107,935    $186,696
Distributions per Alliance Holding Unit               $  0.75    $  0.54          $   1.49    $   1.08
-----------------------------------------------------------------------------------------------------

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

A Stipulation and Agreement of Settlement has been signed with the lawyers for the plaintiffs settling this action. Under the Stipulation and Agreement of Settlement Alliance Capital will permit Fund shareholders to invest up to $250 million in Alliance mutual funds free of initial sales charges. On August 3, 2000 the Court signed an order approving the Stipulation and Agreement of Settlement. Shareholders of the Fund have thirty days from the date the order becomes final to appeal the order.

Alliance Capital assumed all of Alliance Holding's liabilities in respect of this litigation in connection with the Reorganization. As a result of the settlement, Alliance Holding recorded a non-cash gain of approximately $0.13 per Alliance Holding Unit during the three months ended March 31, 2000. While the ultimate outcome of this matter cannot be determined at this time, management does not expect that it will have a material adverse effect on Alliance Holding's results of operations or financial condition.

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

                                     Part II

                                OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

                 On August 3, 2000 the Court signed an order approving the Stipulation and Agreement of Settlement in the legal proceeding reported in the Alliance Capital Management Holding L.P. ("Alliance Holding") Annual Report on Form 10-K for the year ended December 31, 1999. Shareholders of Alliance North American Government Income Trust, Inc. have thirty days from the date the order becomes final to appeal the order.

Item 2.          CHANGES IN SECURITIES

                 None.

Item 3.          DEFAULTS UPON SENIOR SECURITIES

                 None.

Item 4.          SUBMISSION OF MATTERS TO A VOTE
                 OF SECURITY HOLDERS

                 None.

Item 5.          OTHER INFORMATION

                 None.

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)    Exhibits

                 13.2 Pages 1 through 20 of the Alliance Capital Management L.P. ("Alliance Capital") quarterly report on Form 10-Q for the quarterly period ended June 30, 2000.

                 15     Independent Accountants' Review Report

                 27     Financial Data Schedule

                 (b)    Reports on Form 8-K

                        Alliance Holding filed a report on Form 8-K dated June 20, 2000 announcing that Alliance Capital had entered into a definitive agreement with Sanford C. Bernstein, Inc. ("SCB") pursuant to which Alliance Capital has agreed, subject to certain terms and conditions, to acquire substantially all of the assets and assume substantially all of the liabilities of SCB and its subsidiaries. Alliance Capital also agreed to issue on June 20, 2000 approximately 32.6 million units of limited partnership interest in Alliance Capital to AXA Financial, Inc. for $1.6 billion.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Dated: August 14, 2000                    By:   Alliance Capital Management
                                                Corporation, its General Partner


                                          By:   /s/ Robert H. Joseph, Jr.
                                                --------------------------------
                                                Robert H. Joseph, Jr.
                                                Senior Vice President &
                                                Chief Financial Officer