Form 10-Q
period 2000-09-30
ALLIANCE CAPITAL MANAGEMENT HOLDING LP
filed 2000-11-07
CIK 825313

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 SEPTEMBER 30, 2000
                                ------------------------------------------------

                                       OR

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------    ----------------------

Commission File No.                                  1-9818
                                ------------------------------------------------

                    ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      13-3434400
-------------------------------                 --------------------------------
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

            Yes       X                                   No
                  --------                                    --------


The number of Units representing assignments of beneficial ownership of limited partnership interest* outstanding as of September 30, 2000 was 72,857,932.

* includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

                    ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

                               Index to Form 10-Q

                                     Part I

                              FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS                                           PAGE

             Condensed Consolidated Statements of Financial Condition          1

             Condensed Consolidated Statements of Income                       2

             Condensed Consolidated Statements of Changes in
              Partners' Capital and Comprehensive Income                       3

             Condensed Consolidated Statements of Cash Flows                   4

             Notes to Condensed Consolidated Financial Statements           5-10



Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                          11-15



                                 Part II

                            OTHER INFORMATION

Item 1.      LEGAL PROCEEDINGS                                                16

Item 2.      CHANGES IN SECURITIES                                            16

Item 3.      DEFAULTS UPON SENIOR SECURITIES                                  16

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS                                                16

Item 5.      OTHER INFORMATION                                                16

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K                              16-17

                                     Part I

                              FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                    ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
            Condensed Consolidated Statements of Financial Condition

                                 (in thousands)


                                              ASSETS                                  9/30/00            12/31/99
                                                                                   ------------        ----------
                                                                                    (unaudited)
Fees receivable:
   Alliance mutual funds........................................................    $     1,182         $       662
   Separately managed third-party clients.......................................          2,088               1,221
Investment in Operating Partnership.............................................        703,296             270,177
Other assets....................................................................            403                   -
                                                                                    -----------         -----------
   Total assets.................................................................    $   706,969         $   272,060
                                                                                    ===========         ===========


                                 LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Payable to Operating Partnership.............................................    $     5,504         $     5,843
   Accounts payable and accrued expenses........................................          2,668                 609
                                                                                    -----------         -----------
     Total liabilities..........................................................          8,172               6,452

   Partners' capital............................................................        698,797             265,608
                                                                                    -----------         -----------
     Total liabilities and partners' capital....................................    $   706,969         $   272,060
                                                                                    ===========         ===========


















     See accompanying notes to condensed consolidated financial statements.

                    ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.*
                   Condensed Consolidated Statements of Income

                                   (unaudited)
                     (in thousands, except per Unit amounts)


                                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                    ----------------------       -----------------------
                                                                    9/30/00        9/30/99       9/30/00         9/30/99
                                                                    -------        -------       -------         -------
Revenues:
   Equity in earnings of Operating Partnership .............     $   68,315     $     --       $  201,895     $     --
   Investment advisory and services fees:
     Alliance mutual funds .................................           --          207,329           --          588,156
     Separately managed accounts:
       Affiliated clients ..................................           --           12,222           --           39,116
       Third-party clients .................................           --           87,414           --          276,386
   Distribution revenues ...................................           --          115,483           --          314,313
   Shareholder servicing fees ..............................           --           16,272           --           45,069
   Other revenues ..........................................           --            6,442           --           20,806
                                                                 ----------     ----------     ----------     ----------
                                                                     68,315        445,162        201,895      1,283,846
                                                                 ----------     ----------     ----------     ----------

Expenses:
   Employee compensation and benefits ......................           --          113,521           --          334,493
   Promotion and servicing:
     Distribution plan payments to financial intermediaries:
       Affiliated ..........................................           --           26,983           --           77,858
       Third-party .........................................           --           56,604           --          166,473
     Amortization of deferred sales commissions ............           --           42,990           --          117,688
     Other .................................................           --           30,164           --           85,060
   General and administrative ..............................           --           47,825           --          135,564
   Interest ................................................           --            6,519           --           14,499
   Amortization of intangible assets .......................           --              963           --            2,890
                                                                 ----------     ----------     ----------     ----------
                                                                       --          325,569           --          934,525
                                                                 ----------     ----------     ----------     ----------

Income before income taxes .................................         68,315        119,593        201,895        349,321

   Income taxes ............................................          4,537         17,939         14,793         52,399
                                                                 ----------     ----------     ----------     ----------

Net income .................................................     $   63,778     $  101,654     $  187,102     $  296,922
                                                                 ==========     ==========     ==========     ==========

Net income per Alliance Holding Unit:
   Basic ...................................................     $     0.89     $     0.59     $     2.62     $     1.72
                                                                 ==========     ==========     ==========     ==========
   Diluted .................................................     $     0.85     $     0.57     $     2.49     $     1.67
                                                                 ==========     ==========     ==========     ==========





* As discussed in Notes 1 and 3, the financial information above reflects the consolidated operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and the use of the equity method of reporting thereafter.

     See accompanying notes to condensed consolidated financial statements.

                    ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.*
                      Condensed Consolidated Statements of
                          Changes in Partners' Capital
                            and Comprehensive Income

                                   (unaudited)
                                 (in thousands)


                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    ----------------------          -----------------------
                                                                    9/30/00        9/30/99          9/30/00         9/30/99
                                                                    -------        -------          -------         -------

Partners' capital - beginning of period ....................     $  779,616      $  467,062      $  265,608      $  430,273
   Comprehensive income:
       Net income ..........................................         63,778         101,654         187,102         296,922
       Unrealized gain (loss) on investments, net ..........           --              (781)           --               370
       Foreign currency translation adjustment, net ........           --             1,032            --             1,035
                                                                 ----------      ----------      ----------      ----------
       Comprehensive income ................................         63,778         101,905         187,102         298,327
                                                                 ----------      ----------      ----------      ----------
   Change in proportionate share of the Operating
     Partnership's partners' capital .......................          5,463            --           528,467            --
   Capital contribution received from Alliance Capital
     Management Corporation ................................           --                90            --             1,156
   Cash distributions to partners ..........................        (54,484)        (93,381)       (169,630)       (260,745)
   Purchase of Alliance Holding Units ......................           --              --           (28,042)           --
   Purchase of Alliance Holding Units by Operating Partnership
     to fund deferred compensation plans ...................        (98,991)           --           (98,991)           --
   Proceeds from options for Alliance Holding Units exercised         3,415           1,178          14,283           7,843
                                                                 ----------      ----------      ----------      ----------
Partners' capital - end of period ..........................     $  698,797      $  476,854      $  698,797      $  476,854
                                                                 ==========      ==========      ==========      ==========



















* As discussed in Notes 1 and 3, the financial information above reflects the consolidated operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and the use of the equity method of reporting thereafter.

     See accompanying notes to condensed consolidated financial statements.

                    ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.*
                 Condensed Consolidated Statements of Cash Flows

                                   (unaudited)
                                 (in thousands)

                                                                                    NINE MONTHS ENDED
                                                                               ------------------------
                                                                               9/30/00          9/30/99
                                                                               -------          -------
Cash flows from operating activities:
   Net income .........................................................     $   187,102      $   296,922
   Adjustments to reconcile net income to net cash provided
     from (used in) operating activities:
     Equity in earnings of Operating Partnership ......................        (201,895)            --
     Amortization and depreciation ....................................            --            135,392
     Other, net .......................................................            --             16,247
     Changes in assets and liabilities:
       (Increase) in receivable from brokers and dealers for sale
         of shares of Alliance mutual funds ...........................            --                (36)
       (Increase) in fees receivable from Alliance mutual funds,
         affiliated clients and third-party clients ...................          (1,388)         (20,426)
       (Increase) in deferred sales commissions .......................            --           (302,511)
       (Increase) in other investments ................................            --            (17,665)
       (Increase) in other assets .....................................            (403)          (5,864)
       Increase in payable to Alliance mutual funds for share purchases            --             12,045
       (Decrease) in payable to Operating Partnership .................            (339)            --
       Increase (decrease) in accounts payable and accrued expenses ...           2,060           (2,141)
       Increase in accrued compensation and benefits, less
         deferred compensation ........................................            --            149,052
                                                                            -----------      -----------
           Net cash provided from (used in) operating activities ......         (14,863)         261,015
                                                                            -----------      -----------

Cash flows from investing activities:
   Operating Partnership distributions received .......................         184,493             --
   Investment in Operating Partnership from exercises of options ......         (14,283)            --
   Purchase of investments ............................................            --           (877,790)
   Proceeds from sale of investments ..................................            --            723,130
   Additions to furniture, equipment and leasehold improvements, net ..            --            (47,585)
   Other ..............................................................            --               (142)
                                                                            -----------      -----------
           Net cash provided from (used in) investing activities ......         170,210         (202,387)
                                                                            -----------      -----------

Cash flows from financing activities:
   Proceeds from borrowings ...........................................          28,042        1,766,728
   Repayment of debt ..................................................            --         (1,562,375)
   Purchase of Alliance Holding Units .................................         (28,042)            --
   Cash distributions to partners .....................................        (169,630)        (260,744)
   Capital contribution received from Alliance Capital Management
     Corporation ......................................................            --                656
   Proceeds from options for Alliance Holding Units exercised .........          14,283            7,842
                                                                            -----------      -----------
           Net cash used in financing activities ......................        (155,347)         (47,893)
                                                                            -----------      -----------

Effect of exchange rate changes on cash and cash equivalents ..........            --                217
                                                                            -----------      -----------

Net increase in cash and cash equivalents .............................            --             10,952
Cash and cash equivalents at beginning of period ......................            --             75,186
                                                                            -----------      -----------
Cash and cash equivalents at end of period ............................     $      --        $    86,138
                                                                            ===========      ===========

* As discussed in Notes 1 and 3, the financial information above reflects the consolidated operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and the use of the equity method of reporting thereafter.

     See accompanying notes to condensed consolidated financial statements.

                    ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
              Notes to Condensed Consolidated Financial Statements

                               September 30, 2000

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

     At September 30, 2000, Alliance Holding owned approximately 72.9 million, or 35.4%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At September 30, 2000, AXA Financial was the beneficial owner of approximately 2.1% of Alliance Holding's outstanding Units and approximately 62.4% of the Operating Partnership's outstanding Units which, including the general partnership interests, represents an economic interest of approximately 63.5% in the Operating Partnership.

     The Operating Partnership provides diversified investment management and related services to a broad range of clients including unaffiliated separately managed accounts, The Equitable Life Assurance Society of the United States ("ELAS"), a wholly-owned subsidiary of AXA Financial, and its insurance company subsidiary and to individual investors through mutual funds and various other investment vehicles. Separately managed accounts consist primarily of the active management of equity and fixed income portfolios for institutional investors including corporate and public employee pension funds, the general and separate accounts of ELAS and its insurance company subsidiary, endowment funds, and the assets of other domestic and foreign institutions. The Operating Partnership and its subsidiaries provide investment management, distribution, and shareholder and administrative services to its sponsored mutual funds and cash management products, including money market funds and deposit accounts ("Alliance mutual funds").

     The Alliance Holding consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes of the Operating Partnership. The Operating Partnership's consolidated financial statements and notes and management's discussion and analysis of financial condition and results of operations are included as an exhibit to this quarterly report on Form 10-Q for the quarterly period ended September 30, 2000 in order to provide a meaningful presentation of Alliance Holding's financial information.

2.   BERNSTEIN ACQUISITION

     On October 2, 2000 Alliance Capital acquired the business of Sanford C. Bernstein Inc. ("Bernstein") pursuant to an acquisition agreement dated as of June 20, 2000 among Alliance Capital, Alliance Holding, Bernstein and Bernstein Technologies Inc., a wholly owned subsidiary of Bernstein, for $1.4754 billion in cash and 40.8 million Alliance Capital units. On June 21, 2000 AXA Financial purchased from Alliance Capital 32,619,775 newly issued Alliance Capital units for $1.6 billion, and Alliance Capital used the proceeds primarily to finance the cash portion of the acquisition price.

     At October 2, 2000, Alliance Holding owned approximately 30% of the issued and outstanding Alliance Capital Units. AXA Financial was the beneficial owner of approximately 2% of Alliance Holding's outstanding Units and approximately 52% of the Operating Partnership's outstanding Units which, including the general partnership interests, represents an economic interest of approximately 53% in the Operating Partnership.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The unaudited interim condensed consolidated financial statements of Alliance Holding included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) financial position at September 30, 2000, (b) results of operations for the three months and nine months ended September 30, 2000 and 1999 and (c) cash flows for the nine months ended September 30, 2000 and 1999, have been made.

     PRINCIPLES OF CONSOLIDATION

     For all periods prior to the Reorganization, the consolidated financial statements include Alliance Holding and its majority-owned subsidiaries. All significant intercompany transactions and balances among the consolidated entities have been eliminated. Alliance Holding records its investment in the Operating Partnership using the equity method of accounting. Alliance Holding's investment will be increased to reflect its proportionate share of income of the Operating Partnership and decreased to reflect its proportionate share of losses of the Operating Partnership or distributions made by the Operating Partnership. In addition, Alliance Holding's investment is adjusted to reflect its proportionate share of certain partners' capital transactions of the Operating Partnership.

     RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform with the current period presentation.

4.   QUARTERLY FINANCIAL INFORMATION

     The following table summarizes the actual unaudited condensed results of operations of Alliance Holding for the three months and nine months ended September 30, 2000 and the pro forma unaudited condensed results of operations of Alliance Holding for the three months and nine months ended September 30, 1999 as if the Reorganization (See Note 1) had occurred on January 1, 1999. The pro forma financial information reflects the Operating Partnership as a private partnership that is not subject to a federal tax of 3.5% on partnership gross income from the active conduct of a trade or business and Alliance Holding as a publicly traded partnership that is subject to the 3.5% federal tax on its partnership gross business income (which is primarily derived from its interest in the Operating Partnership).

     The pro forma financial information does not necessarily reflect the results of operations for the three months and nine months ended September 30, 1999 that would have been obtained had the Reorganization occurred on January 1, 1999, nor is the pro forma financial information necessarily indicative of the results of operations that may be achieved for any future period. (In thousands, except per Alliance Holding Unit amounts):

                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      -----------------------      -----------------------
                                                                         Actual     Pro Forma        Actual      Pro Forma
                                                                         9/30/00      9/30/99       9/30/00      9/30/99
                                                                      ----------   ----------      ----------   ----------
     Equity in earnings of Operating Partnership...................   $   68,315   $   46,135      $  201,895   $  134,570
     Income taxes..................................................        4,537        4,155          14,793       12,223
                                                                      ----------   ----------      ----------   ----------
     Net income ...................................................   $   63,778   $   41,980      $  187,102   $  122,347
                                                                      ==========   ==========      ==========   ==========
     Basic net income per Alliance Holding Unit....................   $     0.89   $     0.59      $     2.62   $     1.72
                                                                      ==========   ==========      ==========   ==========
     Diluted net income per Alliance Holding Unit..................   $     0.85   $     0.57      $     2.49   $     1.67
                                                                      ==========   ==========      ==========   ==========

     The following table presents a reconciliation of the condensed results of operations for the three months and nine months ended September 30, 2000 for Alliance Holding and the unaudited pro forma financial information of Alliance Holding for the three months and nine months ended September 30, 1999. (In thousands):

                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      -----------------------    -------------------------
                                                                         Actual     Pro Forma        Actual      Pro Forma
                                                                         9/30/00      9/30/99       9/30/00      9/30/99
                                                                      ----------   ----------    ------------   ----------
     Operating Partnership income before income taxes..............   $  206,883   $  119,593    $    550,782   $  349,321
     Income taxes..................................................       11,377        7,877          30,291       22,733
                                                                      ----------   ----------    ------------   ----------
     Net income....................................................   $  195,506   $  111,716    $    520,491   $  326,588
                                                                      ==========   ==========    ============   ==========
     Alliance Holding ownership percentage of the
        Operating Partnership Units................................        35.3%        41.7%           39.2%        41.6%
                                                                      ==========   ==========    ============   ==========
     Alliance Holding equity in earnings of
        the Operating Partnership..................................   $   68,315   $   46,135    $    201,895   $  134,570
                                                                      ==========   ==========    ============   ==========

5.   NET INCOME PER ALLIANCE HOLDING UNIT

     For all periods prior to the Reorganization, basic net income per Alliance Holding Unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the weighted average number of Alliance Holding Units outstanding for each period. For all periods prior to the Reorganization, diluted net income per Alliance Holding Unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the total of the weighted average number of Alliance Holding Units outstanding for each period and the dilutive Alliance Holding Unit equivalents resulting from outstanding employee options and unvested units. (In thousands, except per Alliance Holding Unit amounts):

                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      ------------------------      ------------------------
                                                                         9/30/00     9/30/99          9/30/00      9/30/99
                                                                      -----------  -----------      -----------  -----------
     Net income - Basic............................................   $   63,778   $  101,654      $  187,102   $  296,922
        Additional allocation of equity in earnings of the
        Operating Partnership resulting from assumed
        dilutive effect of employee options and unvested units.....        3,862            -          10,349            -
                                                                      ----------   ----------      ----------   ----------
     Net income - Diluted..........................................   $   67,640   $  101,654      $  197,451   $  296,922
                                                                      ==========   ==========      ==========   ==========

     Weighted average Alliance Holding Units
        outstanding - Basic........................................       71,333      171,228          71,327      170,947
     Dilutive effect of employee options and unvested units........        8,243        5,242           7,884        5,194
                                                                      ----------   ----------      ----------   ----------
     Weighted average Alliance Holding Units
        outstanding - Diluted......................................       79,576      176,470          79,211      176,141
                                                                      ==========   ==========      ==========   ==========

     Basic net income per Alliance Holding Unit....................       $ 0.89       $ 0.59         $  2.62      $  1.72
                                                                          ======       ======         =======      =======
     Diluted net income per Alliance Holding Unit..................       $ 0.85       $ 0.57         $  2.49      $  1.67
                                                                          ======       ======         =======      =======

6.   INVESTMENT IN OPERATING PARTNERSHIP

     Alliance Holding's investment in the Operating Partnership for the nine month period ended September 30, 2000 was as follows (in thousands):

     Investment in Operating Partnership at December 31, 1999...........................................     $   270,177
     Equity in earnings of Operating Partnership........................................................         201,895
     Additional investment resulting from exercises of employee options.................................          14,283
     Change in proportionate share of the Operating Partnership's partners' capital.....................         528,467
     Distribution received from Operating Partnership...................................................        (184,493)
     Purchase of Alliance Holding Units by Operating Partnership........................................         (98,991)
     Payment of amount owed to Operating Partnership....................................................         (28,042)
                                                                                                             -----------
     Investment in Operating Partnership at September 30, 2000..........................................     $   703,296
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

     A Stipulation and Agreement of Settlement has been signed with the lawyers for the plaintiffs settling this action. Under the Stipulation and Agreement of Settlement Alliance Capital will permit Fund shareholders to invest up to $250 million in Alliance mutual funds free of initial sales charges. On August 3, 2000 the Court signed an order approving the Stipulation and Agreement of Settlement. The order became final on September 6, 2000.

     Alliance Capital assumed all of Alliance Holding's liabilities in respect of this litigation in connection with the Reorganization. As a result of the settlement, Alliance Holding recorded a non-cash gain of approximately $0.13 per Alliance Holding Unit during the three months ended March 31, 2000. Management does not expect that the settlement will have a material adverse effect on Alliance Holding's results of operations or financial condition.

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

9. SUPPLEMENTAL CASH FLOW AND NONCASH INVESTING AND FINANCING ACTIVITIES INFORMATION

                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      --------------------------    ------------------------
                                                                         9/30/00       9/30/99         9/30/00      9/30/99
                                                                      -----------    -----------    -----------  -----------
                                                                                         (in thousands)

     Cash payments for interest and income taxes were as follows:
              Interest.............................................   $        -    $    3,655      $        -   $    7,763
              Income taxes.........................................        4,173        16,030          14,888       80,304

     Noncash investing and financing activities were as follows:

     Change in proportionate share of the Operating
      Partnership's partners' capital
       Investment in Operating Partnership.......................     $   5,463     $      --     $  528,467     $     --
       Partners' Capital.........................................         5,463            --        528,467           --

     Purchase of Alliance Holding Units by the Operating Partnership
       Investment in Operating Partnership ......................     $ (98,991)    $      --     $  (98,991)    $     --
       Partners' Capital.........................................       (98,991)           --        (98,991)          --

     Total
       Investment in Operating Partnership.......................     $ (93,528)    $      --     $  429,476     $     --
                                                                      =========     =========     ==========     ========
       Partners' Capital.........................................     $ (93,528)    $      --     $  429,476     $     --
                                                                      =========     =========     ==========     ========

10.  CASH DISTRIBUTION

     On October 27, 2000, the General Partner declared a distribution of $59,521,000 or $0.84 per Alliance Holding Unit representing a distribution from Available Cash Flow (as defined in the Alliance Holding Partnership Agreement) of Alliance Holding for the three months ended September 30, 2000. The distribution is payable on November 22, 2000 to holders of record on November 13, 2000.

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

At September 30, 2000, Alliance Holding owned approximately 72.9 million, or 35.4%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At September 30, 2000, AXA Financial was the beneficial owner of approximately 2.1% of Alliance Holding's outstanding Units and approximately 62.4% of the Operating Partnership's outstanding Units which, including the general partnership interests, represents an economic interest of approximately 63.5% in the Operating Partnership.

The Operating Partnership provides diversified investment management and related services to a broad range of clients including unaffiliated separately managed accounts, The Equitable Life Assurance Society of the United States ("ELAS"), a wholly-owned subsidiary of AXA Financial, and its insurance company subsidiary and to individual investors through mutual funds and various other investment vehicles. Separately managed accounts consist primarily of the active management of equity and fixed income portfolios for institutional investors including corporate and public employee pension funds, the general and separate accounts of ELAS and its insurance company subsidiary, endowment funds, and the assets of other domestic and foreign institutions. The Operating Partnership and its subsidiaries provide investment management, distribution, and shareholder and administrative services to its sponsored mutual funds and cash management products, including money market funds and deposit accounts ("Alliance mutual funds").

The Alliance Holding consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes of the Operating Partnership. The Operating Partnership's consolidated financial statements and notes and management's discussion and analysis of financial condition and results of operations are included as an exhibit to this quarterly report on Form 10-Q for the quarterly period ended September 30, 2000 in order to provide a meaningful presentation of Alliance Holding's financial information.

BERNSTEIN ACQUISITION

On October 2, 2000 Alliance Capital acquired the business of Sanford C. Bernstein Inc. ("Bernstein") pursuant to an acquisition agreement dated as of June 20, 2000 among Alliance Capital, Alliance Holding, Bernstein and Bernstein Technologies Inc., a wholly owned subsidiary of Bernstein, for $1.4754 billion in cash and 40.8 million Alliance Capital units. On June 21, 2000 AXA Financial purchased from Alliance Capital 32,619,775 newly issued Alliance Capital units for $1.6 billion, and Alliance Capital used the proceeds primarily to finance the cash portion of the acquisition price.

At October 2, 2000, Alliance Holding owned approximately 30% of the issued and outstanding Alliance Capital Units. AXA Financial was the beneficial owner of approximately 2% of Alliance Holding's outstanding Units and approximately 52% of the Operating Partnership's outstanding Units which, including the general partnership interests, represents an economic interest of approximately 53% in the Operating Partnership.

BASIS OF PRESENTATION

Actual results of operations of Alliance Holding are presented for the three months and nine months ended September 30, 2000. The pro forma financial information of Alliance Holding for the three months and nine months ended September 30, 1999 assumes the Reorganization occurred on January 1, 1999, and reflects Alliance Holding as a publicly traded partnership subject to the 3.5% federal tax on its partnership gross income from the active conduct of a trade or business. Subsequent to the Reorganization, Alliance Holding's principal sources of income and cash flow are attributable to its ownership of Units of the Operating Partnership. The pro forma financial information for the three months and nine months ended September 30, 1999 does not necessarily reflect the results of operations that would have been obtained had the Reorganization occurred on January 1, 1999, nor is the pro forma financial information necessarily indicative of the results of operations that may be achieved for any future period.

RESULTS OF OPERATIONS


(Dollars and Alliance Holding Units in millions,         THREE MONTHS ENDED                 NINE MONTHS ENDED
except per Alliance Holding Unit amounts)           -----------------------------      --------------------------
                                                    Actual    Pro Forma                Actual    Pro Forma
                                                   9/30/00    9/30/99(1) % Change     9/30/00   9/30/99(1)  % Change
------------------------------------------------------------------------------------------------------------------------------------
Equity in earnings of Operating Partnership         $68.3      $46.1      48.2%       $201.9     $134.5      50.1%
Income taxes                                          4.5        4.1       9.8          14.8       12.2      21.3
                                                    -----      -----                  ------     ------
Net income                                          $63.8      $42.0      51.9        $187.1     $122.3      53.0
                                                    =====      =====                  ======     ======
Net income per Alliance Holding Unit(3):
   Basic                                            $0.89      $0.59      50.8         $2.62      $1.72      52.3
                                                    =====      =====                   =====      =====
   Diluted                                          $0.85      $0.57      49.1         $2.49      $1.67      49.1
                                                    =====      =====                   =====      =====
Weighted average number of Alliance Holding
   Units outstanding(3):
     Basic                                           71.3       71.4      (0.1)         71.3       71.1       0.3
     Diluted                                         79.6       76.3       4.3%         79.2       76.0       4.2%

Diluted net income per Unit                         $0.85      $0.57      49.1%        $2.49      $1.67      49.1%
                                                    =====      =====                   =====      =====
Amortization of intangibles per Unit                 0.01         -        N/A          0.02       0.01     100.0
Non-recurring items per Unit                           -          -        N/A         (0.13)         -       N/A
                                                    -----      -----                  ------     ------
Net operating earnings per Unit(2)                  $0.86      $0.57      50.9%        $2.38      $1.68      41.7%
                                                    =====      =====                   =====      =====

Base fee earnings per Unit                          $0.84      $0.55      52.7%        $2.30      $1.55      48.4%
Performance fee earnings per Unit                    0.02       0.02        -           0.08       0.13      38.5
                                                    -----      -----                   -----      -----
Net operating earnings per Unit(2)                  $0.86      $0.57      50.9%        $2.38      $1.68      41.7%
                                                    =====      =====                   =====      =====
------------------------------------------------------------------------------------------------------------------------------------

(1) Pro forma amounts assume the Alliance Holding Reorganization occurred January 1, 1999.
(2) Net operating earnings per Unit:diluted net income per Unit excluding Alliance Holding's proportionate share of the Operating Partnership's amortization of intangibles and non-recurring items.
(3) See Note 5 for calculation of net income per Unit amounts.

Net income for the three months and nine months ended September 30, 2000 increased $21.8 million or $0.28 diluted net income per Alliance Holding Unit and $64.8 million or $0.82 diluted net income per Alliance Holding Unit, respectively, from pro forma net income for the three months and nine months ended September 30, 1999, respectively. The increases reflect equity in higher earnings of the Operating Partnership, partially offset by corresponding increases in income taxes. The increases in equity in earnings of the Operating Partnership were principally due to higher average assets under management and, for the nine months ended September 2000, Alliance Holding's share of the non-cash gain related to the settlement of litigation concerning the Alliance North American Government Income Trust, Inc. ("NAGIT") recorded in the first quarter of 2000.

BASIS OF PRESENTATION - ACTUAL RESULTS

Alliance Holding's investment in the Operating Partnership, which is accounted for under the equity method of accounting, will be increased by its proportionate share of the Operating Partnership's income and will be decreased by its proportionate share of the Operating Partnership's losses or distributions made by the Operating Partnership. A discussion of the results of Alliance Holding for the three months and nine months ended September 30, 2000 compared to the three months and nine months ended September 30, 1999 is not considered meaningful due to the Reorganization (equity method of accounting as compared to consolidated operating results) and therefore has not been included.

CAPITAL RESOURCES AND LIQUIDITY

Alliance Holding's partners' capital was $698.8 million at September 30, 2000, an increase of $433.2 million or 163.1% from $265.6 million at December 31, 1999. The increase is primarily due to the change in Alliance Holding's proportionate share of the Operating Partnership's partners' capital, at book value, resulting from certain partners' capital transactions of the Operating Partnership and net income, partially offset by cash distributions.

At October 2, 2000, Alliance Holding owned approximately 72.9 million Operating Partnership Units, or approximately 30% of the issued and outstanding Operating Partnership Units. Subsequent to the Reorganization, Alliance Holding's principal sources of income and cash flow are attributable to its ownership interest in the Operating Partnership. Alliance Holding is required to distribute all of its Available Cash Flow, as defined in the Alliance Holding Partnership Agreement, to its Partners and Alliance Holding Unitholders. To the extent there are temporary cash shortfalls due to the timing of tax payments and the receipt of quarterly distributions, short-term loans will be extended to Alliance Holding by the Operating Partnership.

Management believes that the cash flow from its ownership of Units of the Operating Partnership, together with the short-term loans discussed above, will provide Alliance Holding with the financial resources to meet its capital requirements.

CASH DISTRIBUTIONS

Subsequent to the Reorganization, Alliance Holding's principal sources of income and cash flow are attributable to its ownership of Alliance Capital Units. Alliance Holding is required to distribute all of its Available Cash Flow, as defined in the Alliance Holding Partnership Agreement, to its Partners and Alliance Holding Unitholders. Alliance Holding's Available Cash Flow and distributions per Alliance Holding Unit for the three months and nine months ended September 30, 2000 and 1999, were as follows:

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                         ------------------------     -----------------------
                                           9/30/00      9/30/99         9/30/00     9/30/99
---------------------------------------------------------------------------------------------
Available Cash Flow (in thousands)          $59,521    $97,112          $167,516    $283,808
Distributions per Alliance Holding Unit       $0.84      $0.56             $2.33       $1.64
---------------------------------------------------------------------------------------------

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

A Stipulation and Agreement of Settlement has been signed with the lawyers for the plaintiffs settling this action. Under the Stipulation and Agreement of Settlement Alliance Capital will permit Fund shareholders to invest up to $250 million in Alliance mutual funds free of initial sales charges. On August 3, 2000 the Court signed an order approving the Stipulation and Agreement of Settlement. The order became final on September 6, 2000.

Alliance Capital assumed all of Alliance Holding's liabilities in respect of this litigation in connection with the Reorganization. As a result of the settlement, Alliance Holding recorded a non-cash gain of approximately $0.13 per Alliance Holding Unit during the three months ended March 31, 2000. Management does not expect that the settlement will have a material adverse effect on Alliance Holding's results of operations or financial condition.

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

                                     Part II

                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        On August 3, 2000 the Court signed an order approving the Stipulation and Agreement of Settlement in the legal proceeding reported in the Alliance Capital Management Holding L.P. ("Alliance Holding") Annual Report on Form 10-K for the year ended December 31, 1999. The order became final on September 6, 2000.

Item 2. CHANGES IN SECURITIES

        None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4. SUBMISSION OF MATTERS TO A VOTE
        OF SECURITY HOLDERS

        During the third quarter of 2000, a Special Meeting of Limited Partners and Unitholders of Alliance Holding was held on September 27, 2000 at 1345 Avenue of the Americas, New York, New York. The Special Meeting was held to consider (i) a proposal to approve the possible issuance of up to 40.8 million units (subject to adjustment as described in the Proxy Statement) of Alliance Holding from time to time in exchange for units of limited partnership interest in Alliance Capital Management L.P. ("Alliance Capital") issued to Sanford C. Bernstein Inc. ("Bernstein") and its subsidiaries in connection with the acquisition by Alliance Capital of the business of Bernstein, and
        (ii) a proposal to approve amendments to Alliance Holding's 1997 Long Term Incentive Plan providing for the increase by 25 million (subject to adjustment as described in the Proxy Statement) of the Alliance Holding units authorized for issuance thereunder and the extension of the term of the 1997 Long term Incentive Plan during which awards may be made to July 26, 2010.

Item 5. OTHER INFORMATION

        None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

        13.2 Pages 1 through 21 of the Alliance Capital quarterly report on Form 10-Q for the quarterly period ended September 30, 2000.

        15     Independent Accountants' Review Report

        27     Financial Data Schedule

        (b)    Reports on Form 8-K

               Alliance Holding filed a report on Form 8-K dated September 21, 2000 reporting the purchase by a wholly-owned subsidiary of Alliance Capital of 1,000,000 Alliance Holding units for

               $51,431,300 in a private transaction. The Alliance Holding units will be used to fund awards to be granted under a new deferred compensation plan established in connection with Alliance Capital's acquisition of the business of Bernstein and under Alliance Capital's existing deferred compensation plan, known as the Alliance Partners Compensation Plan.

               Alliance Holding filed a report on Form 8-K dated October 2, 2000 reporting (i) the completion by Alliance Capital of its acquisition of the business of Bernstein for $1.4754 billion in cash and 40.8 million newly issued Alliance Capital units, and
               (ii) the purchase by a wholly-owned subsidiary of Alliance Capital of 1,000,000 Alliance Holding units for $47,560,000 in a private transaction. The Alliance Holding units will be used to fund awards to be granted under a new deferred compensation plan established in connection with Alliance Capital's acquisition of the business of Bernstein and under Alliance Capital's existing deferred compensation plan, known as the Alliance Partners Compensation Plan.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Dated: November 7, 2000                   By:   Alliance Capital Management
                                                Corporation, its General Partner


                                          By:   /s/ Robert H. Joseph, Jr.
                                                -------------------------
                                                Robert H. Joseph, Jr.
                                                Senior Vice President &
                                                Chief Financial Officer