Form 10-K
period 2000-12-31
ALLIANCE CAPITAL MANAGEMENT HOLDING LP
filed 2001-04-02
CIK 825313

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2000
OR
/  /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission file number 1-9818

ALLIANCE CAPITAL
MANAGEMENT HOLDING L.P.
(Exact name of Registrant as specified in its charter)

Delaware	13–3434400
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)
10105
1345 Avenue of the Americas	(Zip Code)
New York, N.Y.
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 969–1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
units representing assignments of beneficial	New York Stock Exchange
ownership of limited partnership interests*

Securities registered pursuant to Section 12(g) of the Act:
None

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No
                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]
                The aggregate market value of the units representing assignments of beneficial ownership of limited partnership interests* held by non-affiliates of the Registrant as of March 1, 2001 was approximately $3,241,291,471.
                The number of units representing assignments of beneficial ownership of limited partnership interests* outstanding as of March 1, 2001 was 73,765,597.

DOCUMENTS INCORPORATED BY REFERENCE
        This Form 10-K does not incorporate any document by reference.

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

GLOSSARY OF CERTAIN DEFINED TERMS

            “Alliance” refers to Alliance Capital Management Corporation, a wholly-owned subsidiary of Equitable, and, where appropriate, to ACMC, its predecessor.

            “Alliance Capital” or “Operating Partnership” refers to Alliance Capital Management L.P., a Delaware limited partnership, which is the operating partnership, and its subsidiaries and, where appropriate, to its predecessors, Alliance Holding and ACMC and their respective subsidiaries.

            “Alliance Capital Units” refers to units representing limited partnership interests in Alliance Capital.

            “ACMC” refers to ACMC, Inc., a wholly-owned subsidiary of Equitable.

            “Alliance Holding” refers to Alliance Capital Management Holding L.P., a Delaware limited partnership formerly known as Alliance Capital Management L.P.

            “Alliance Holding Units” refers to units representing assignments of beneficial ownership of limited partnership interests in Alliance Holding.

            “AXA” refers to AXA, a company organized under the laws of France.

            “AXA Client Solutions” refers to AXA Client Solutions, LLC, a wholly-owned subsidiary of AXA Financial.

            “AXA Financial” refers to AXA Financial, Inc., a wholly owned subsidiary of AXA.

            “ECMC” refers to ECMC, LLC, a wholly-owned subsidiary of Equitable.

            “Equitable” refers to The Equitable Life Assurance Society of the United States, a wholly-owned subsidiary of AXA Financial, and its subsidiaries other than Alliance Capital and its subsidiaries.

            “General Partner” refers to Alliance in its capacity as general partner of Alliance Capital and Alliance Holding, and, where appropriate, to ACMC, its predecessor, in its capacity as general partner of Alliance Holding.

            “Investment Advisers Act” refers to the Investment Advisers Act of 1940.

            “Investment Company Act” refers to the Investment Company Act of 1940.

PART I

Item 1.            Business

General

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

            On February 19, 1998 Alliance Holding declared a two for one Alliance Holding Unit split payable to Alliance Holding Unitholders of record on March 11, 1998.  No adjustments have been made to the number of Alliance Holding Units outstanding or per Alliance Holding Unit amounts prior to March 11, 1998 except in Item 6, Item 7, Item 8 and Item 11.

            In October 1999 Alliance Holding reorganized by transferring its business and assets to Alliance Capital, a newly formed operating partnership, in exchange for all of the Alliance Capital Units (“Reorganization”). Since the date of the Reorganization Alliance Capital has conducted the diversified investment management services business formerly conducted by Alliance Holding and Alliance Holding’s business has consisted of holding Alliance Capital Units and engaging in related activities.  As part of the Reorganization Alliance Holding offered each Alliance Holding Unitholder the opportunity to exchange Alliance Holding Units for Alliance Capital Units on a one-for-one basis.  As of March 1, 2001 Alliance Holding held approximately 29.8% of the outstanding Alliance Capital Units.  The Alliance Holding Units trade publicly on the New York Stock Exchange, Inc. (“NYSE”) while the Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.  Alliance is the General Partner of both Alliance Capital and Alliance Holding.

            On October 2, 2000 Alliance Capital acquired the business and assets of SCB Inc., formerly known as Sanford C. Bernstein Inc. (“Bernstein”), and assumed the liabilities of the Bernstein business (“Bernstein Acquisition”). The purchase price consisted of a cash payment of $1.4754 billion and 40.8 million newly issued Alliance Capital Units. AXA Financial purchased approximately 32.6 million newly issued Alliance Capital Units for $1.6 billion on June 21, 2000 to fund the cash portion of the purchase price.

            As of March 1, 2001 AXA, AXA Financial, Equitable and certain subsidiaries of Equitable were the beneficial owners of 128,475,720 Alliance Capital Units or approximately 51.9% of the issued and outstanding Alliance Capital Units and 1,544,356 Alliance Holding Units or approximately 2.1% of the issued and outstanding Alliance Holding Units.  As of March 1, 2001 Alliance Holding was the owner of 73,765,597 Alliance Capital Units or approximately 29.8% of the issued and outstanding Alliance Capital Units.  As of March 1, 2001 SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., was the owner of 40.8 million Alliance Capital Units or approximately 16.5% of the issued and outstanding Alliance Capital Units.

            As of March 1, 2001 AXA and its subsidiaries owned all of the issued and outstanding shares of the common stock of AXA Financial.  AXA Financial owns all of the issued and outstanding shares of Equitable.  For insurance regulatory purposes all shares of common stock of AXA Financial beneficially owned by AXA and its affiliates have been deposited into a voting trust.  See “Item 12.  Security Ownership of Certain Beneficial Owners and Management”.

            AXA, a French company, is the holding company for an international group of insurance and related financial services companies.  AXA’s insurance operations include activities in life insurance, property and casualty insurance and reinsurance.  The insurance operations are diverse geographically with activities principally in Western Europe, North America, the Asia/Pacific area, and, to a lesser extent, in Africa and South America.  AXA is also engaged in asset management, real estate and other financial services activities principally in the United States, as well as in Western Europe and the Asia/Pacific area.

            Alliance Capital provides diversified investment management and related services globally to a broad range of clients including (a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and affiliates such as AXA and its insurance company subsidiaries, by means of separate accounts, sub-advisory relationships resulting from the efforts of the institutional marketing department, structured products, group trusts, and mutual funds and classes of mutual fund shares sold exclusively to institutional investors and high net worth individuals, (b) private clients, consisting of high net worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separate accounts, hedge funds, and certain other vehicles, (c) individual investors by means of retail mutual funds sponsored by Alliance Capital, its subsidiaries and affiliated joint venture companies including cash management products such as money market funds and deposit accounts and sub-advisory relationships in respect of mutual funds sponsored by third parties resulting from the efforts of the mutual fund marketing department (“Alliance Mutual Funds”) and “wrap” products, and (d) institutional investors by means of in-depth research, portfolio strategy, trading and brokerage-related services. Alliance Capital and its subsidiaries provide investment management, distribution and shareholder and administrative services to the Alliance Mutual Funds.

            Alliance Capital provides a broad offering of investment products, global in scope, with expertise in both growth and value oriented strategies, the two predominant equity investment styles, coupled with a fixed income capability in both taxable and tax exempt securities.

            Alliance Capital’s investment management and research effort – comprising over 600 investment professionals – is one of the largest and most respected in the investment management industry.  Central is the investment research process supported by 292 analysts.

            Alliance Capital offers two distinct, equity investment management styles supported by over 440 investment professionals, consisting of two separate equity management and research groups: one dedicated to growth, the other to value.  It also offers the two styles used in combination for investment balance.

            Since the Bernstein Acquisition, Alliance Capital has combined the fixed income groups into a single 135-person investment management unit with a global market presence.  Alliance Capital offers a full array of risk/return fixed income products – from money market funds to high yield portfolios.  Our 59-person research group is one of the most formidable teams in an expanding global market for fixed income products.

            The following tables provide a summary of assets under management and associated revenues of Alliance Capital:

Assets Under Management
(in millions)

	December 31,
	1996	1997	1998	1999	2000

Institutional Investment Management (1)(2)	$120,717	$136,994	$173,997	$207,583	$253,539
Retail (2) (3)	60,632	79,722	108,354	155,244	163,306
Private Client	1,443	1,938	4,308	5,494	36,834

Total	$182,792	$218,654	$286,659	$368,321	$453,679

Revenues
(in thousands)

	Years Ended December 31,
	1996	1997	1998	1999	2000

Institutional Investment Management (1)	$271,234	$315,065	$370,618	$419,274	$541,254
Retail (3) (4)	485,567	625,607	884,644	1,290,925	1,702,353
Private Client	7,574	11,485	43,051	125,663	153,477
Institutional Research Services	0	0	0	0	56,289
Other	24,142	23,179	25,743	33,443	68,726

Total	$788,517	$975,336	$1,324,056	$1,869,305	$2,522,099

(1)	Includes the general and separate accounts of AXA and its insurance company subsidiaries.
(2)	Assets under management exclude certain non-discretionary advisory relationships and reflect 100% of the assets managed by unconsolidated joint venture subsidiaries and affiliates.
(3)	Includes money market deposit accounts brokered by Alliance Capital for which no investment management services are performed.
(4)	Net of certain fees paid to Equitable for services rendered by Equitable in marketing the variable annuity insurance and variable life products for which The Hudson River Trust (“HRT”) was the funding vehicle. All of the portfolios of HRT were transferred to EQ Advisors Trust (“EQAT”) effective October 18, 1999 and such fees are no longer payable to Equitable.

INSTITUTIONAL INVESTMENT MANAGEMENT SERVICES

            Alliance Capital’s Institutional Investment Management Services consist primarily of the active management of equity accounts, balanced accounts (equity and fixed income) and fixed income accounts for institutions such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions, governments and affiliates (AXA and certain of its insurance company subsidiaries, including Equitable) by means of separate accounts, sub-advisory relationships resulting from the efforts of the institutional marketing group, structured products, group trusts and mutual funds and classes of mutual fund shares sold exclusively to institutional investors and high net worth individuals.  As of December 31, 2000 the assets of institutional investors were managed by 221 portfolio managers with an average of 14 years of experience in the industry and 9 years of experience with Alliance Capital.

            As of December 31, 1998, 1999 and 2000 institutional investment management services represented approximately 61%, 56% and 56%, respectively, of total assets under management by Alliance Capital.  The fees earned from these institutional investment management services represented approximately 28%, 22% and 21% of Alliance Capital’s revenues for 1998, 1999 and 2000, respectively.

Institutional Investment Management Services Assets Under Management (1)
(in millions)

	December 31,
	1996	1997	1998	1999	2000

Investment Services:
Active Equity & Balanced - Growth:
Domestic	$48,680	$55,449	$80,327	$99,565	$86,856
Global & International	10,936	7,905	7,416	11,705	12,342
	59,616	63,354	87,743	111,270	99,198

Active Equity & Balanced - Value:
Domestic	1,233	4,268	4,436	4,231	41,213
Global & International	-	-	-	-	12,478
	1,233	4,268	4,436	4,231	53,691

Active Fixed Income:
Domestic	38,639	43,997	50,195	54,367	58,603
Global & International	2,386	2,765	3,997	5,136	10,139
	41,025	46,762	54,192	59,503	68,742

Index and Enhanced Index:
Domestic	15,432	19,744	22,898	26,264	26,754
Global & International	3,411	2,866	4,728	6,315	5,154
	18,843	22,610	27,626	32,579	31,908

Total:
Domestic	103,984	123,458	157,856	184,427	213,426
Global & International	16,733	13,536	16,141	23,156	40,113

Total	$120,717	$136,994	$173,997	$207,583	$253,539

(1)	Includes 100% of the assets managed by unconsolidated joint venture subsidiaries and affiliates of $1,126 million at December 31, 2000, $621 million at December 31, 1999 and $465 million at December 31, 1998.

Revenues From Institutional Investment Management Services
(in thousands)
	Years Ended December 31,
	1996	1997	1998	1999	2000

Investment Services:
Active Equity & Balanced - Growth:
Domestic	$144,266	$168,343	$219,048	$255,100	$305,965
Global & International	32,669	30,514	16,740	27,730	38,693
	176,935	198,857	235,788	282,830	344,658

Active Equity & Balanced - Value:
Domestic	8,109	9,722	10,456	10,143	44,310
Global & International	-	-	-	-	16,503
	8,109	9,722	10,456	10,143	60,813

Active Fixed Income:
Domestic	69,213	87,245	103,194	103,550	108,416
Global & International	5,392	7,040	8,193	8,526	10,142
	74,605	94,285	111,387	112,076	118,558

Index and Enhanced Index:
Domestic	7,973	9,095	9,795	8,651	9,386
Global & International	3,612	3,034	2,997	3,752	3,530
	11,585	12,129	12,792	12,403	12,916

Total:
Domestic	229,561	274,405	342,493	377,244	468,077
Global & International	41,673	40,588	27,930	40,208	68,868
	271,234	314,993	370,423	417,452	536,945

Distribution Revenues	-	-	116	1,669	4,117
Shareholder Servicing Fees	-	72	79	153	192

Total	$271,234	$315,065	$370,618	$419,274	$541,254

            Equity and Balanced Accounts.  Institutional equity and balanced accounts contributed approximately 19%, 16% and 16% of Alliance Capital’s total revenues for 1998, 1999 and 2000, respectively.  Assets under management relating to active equity and balanced accounts grew from approximately $42.2 billion as of December 31, 1995 to approximately $152.9 billion as of December 31, 2000.

            Fixed Income Accounts.  Institutional fixed income accounts contributed approximately 8%, 6% and 5% of Alliance Capital’s total revenues for 1998, 1999 and 2000, respectively.  Assets under management relating to active fixed income accounts increased from approximately $35.7 billion as of December 31, 1995 to approximately $68.7 billion as of December 31, 2000.

Clients

            The approximately 3,006 separately managed accounts for institutional investor for which Alliance Capital acts as investment manager include corporate employee benefit plans, public employee retirement systems, AXA and its insurance company subsidiaries, endowments, foundations, foreign governments, multi-employer pension plans and financial and other institutions.

            As of December 31, 2000, AXA and the general and separate accounts of Equitable and its insurance company subsidiary, including investments made by these accounts in EQAT (See “Retail Services – Variable Products”), represented approximately 22%, 20% and 15% of total assets under management by Alliance Capital at December 31, 1998, 1999 and 2000, respectively, and approximately 11%, 8% and 6% of Alliance Capital’s total revenues for 1998, 1999 and 2000, respectively. Taken as a whole they comprise Alliance Capital’s largest institutional client.

            As of December 31, 2000 corporate employee benefit plan accounts represented approximately 13% of total assets under management by Alliance Capital.  Assets under management for other tax-exempt accounts, including public employee benefit funds organized by government agencies and municipalities, endowments, foundations and multi–employer employee benefit plans, represented approximately 34% of total assets under management as of December 31, 2000.

            The following table lists Alliance Capital’s ten largest institutional clients, ranked in order of size of total assets under management as of December 31, 2000.  Since Alliance Capital’s fee schedules vary based on the type of account, the table does not reflect the ten largest revenue generating clients.

Client or Sponsoring Employer	Type of Account
AXA and its subsidiaries (including Equitable and its insurance company subsidiary)	U.S. Equity, Fixed Income, Passive, Global Equity, Global Fixed Income
North Carolina Retirement System	Passive Equity, U.S. Equity, Global Equity
Foreign Government Central Bank	U.S. Equity, Global Equity, Fixed Income, Global Fixed Income
State Board of Administration of Florida	Equity, Fixed Income
SunAmerica	U.S. Equity, Global Equity
Sub-Advised Mutual Fund.	U.S. Equity
New York State Common Retirement System	Equity
Frank Russell Trust Company	U.S. Equity, Global Equity
SEI Investments.	Equity
Foreign Government Central Bank	U.S. Fixed Income, Global Fixed Income, U.S. Equity, Global Equity, Asian Equity

            These institutional clients accounted for approximately 18% of Alliance Capital’s total assets under management at December 31, 2000 and approximately 8% of Alliance Capital’s total revenues for the year ended December 31, 2000 (25% and 11%, respectively, if the investments by the separate accounts of Equitable in EQAT were included).  No single institutional client other than Equitable and its insurance company subsidiary accounted for more than approximately 1% of Alliance Capital’s total revenues for the year ended December 31, 2000.  AXA and the general and separate accounts of Equitable and their subsidiaries accounted for approximately 7% of Alliance Capital’s total assets under management at December 31, 2000 and approximately 2% of Alliance Capital’s total revenues for the year ended December 31, 2000 (15% and 6% respectively, if the investments by the separate accounts of Equitable in EQAT were included).

            Since its inception, Alliance Capital has experienced periods when it gained significant numbers of new accounts or amounts of assets under management and periods when it lost significant accounts or assets under management.  These fluctuations result from, among other things, the relative attractiveness of Alliance Capital’s investment style or level of performance under prevailing market conditions, changes in the investment patterns of clients that result in a shift in assets under management and other circumstances such as changes in the management or control of a client.

Institutional Investment Management Agreements and Fees

            Alliance Capital’s accounts for institutional investors are managed pursuant to a written investment management agreement between the client and Alliance Capital, which usually is terminable at any time or upon relatively short notice by either party.  In general, Alliance Capital’s contracts may not be assigned without the consent of the client.

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

            Management fees paid on equity and balanced accounts are generally charged in accordance with a fee schedule based on a percentage of assets under management.  Fees for the management of fixed income portfolios generally are charged in accordance with lower fee schedules, while fees for passive equity portfolios typically are even lower.  With respect to approximately 7% of assets under management for institutional investors, Alliance Capital charges performance–based fees, which consist of a relatively low base fee plus an additional fee if investment performance for the account exceeds certain benchmarks.  No assurance can be given that such fee arrangements will not become more common in the investment management industry.  Utilization of such fee arrangements by Alliance Capital on a broader basis could create greater fluctuations in Alliance Capital’s revenues.

            In connection with the investment advisory services provided to the general and separate accounts of Equitable and its insurance company subsidiary Alliance Capital provides ancillary accounting, valuation, reporting, treasury and other services.  Equitable and its insurance company subsidiary compensate Alliance Capital for such services.  See “Item 13.  Certain Relationships and Related Transactions”.

Marketing

            Alliance Capital’s institutional products are marketed by specialists who solicit business for the entire range of Alliance Capital’s institutional account management services.  Alliance Capital’s institutional marketing structure supports its commitment to provide comprehensive and timely client service.  A client service representative is assigned to each institutional account.  This individual is available to meet with the client as often as necessary and attends client meetings with the portfolio manager.

PRIVATE CLIENT SERVICES

            Alliance Capital provides investment management services to private clients consisting of high net worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other similar entities by means of separate accounts, hedge funds and certain other vehicles. Private clients were a core client group of Bernstein for over 30 years prior to the acquisition of the business and assets of Bernstein by Alliance Capital on October 2, 2000. The former private client services group of Bernstein is now known as the Bernstein Investment Research and Management unit of Alliance Capital ("BIRM").  BIRM targets households with financial assets of $1 million or more and has a minimum account size of $400,000. BIRM’s services consist of customized, tax-sensitive investment planning across a broad range of investment options.

            BIRM’s private client activities are built on a direct sales effort that involves over 120 advisors. These financial advisors work with private clients and their tax, legal and other advisors to tailor long-range investment plans to meet each client’s needs. The portfolio created for each private client is intended to maximize after-tax investment returns given a client’s individual investment goals, income requirements, risk tolerance, tax considerations and any other consideration relevant for that client.

            Revenues from private clients, which represented 46% of Bernstein’s total revenues for the year ended December 31, 1999 and 6% of Alliance Capital’s for the year ended December 31, 2000, consist primarily of investment management fees earned from managing assets and, in the case of clients of BIRM, also include transaction charges earned by executing trading activities relating to U.S. equities under management for its clients. Fees for the management of hedge funds are higher than the fees charged for equity and balanced accounts and also provide for the payment of performance fees or carried interests to Alliance Capital.

            The tables below set forth private client assets under management and revenues for the periods presented:

Private Client Assets Under Management
(in millions)

	December 31,
	1996	1997	1998	1999	2000

Investment Services:
Active Equity & Balanced - Growth:
Domestic	$1,388	$1,624	$2,716	$3,614	$3,302
Global & International	-	-	4	12	10
	1,388	1,624	2,720	3,627	3,312

Active Equity & Balanced - Value:
Domestic	-	-	-	-	19,878
Global & International	-	-	-	-	5,531
	-	-	-	-	25,409

Active Fixed Income:
Domestic	10	17	1,078	1,193	7,394
Global & International	-	182	358	382	293
	10	199	1,436	1,575	7,687

Index and Enhanced Index:
Domestic	46	116	152	208	188
Global & International	-	-	-	85	238
	46	116	152	293	426

Total:
Domestic	1,441	1,756	3,946	5,015	30,762
Global & International	2	182	362	479	6,072

Total	$1,443	$1,938	$4,308	$5,494	$36,834

Revenues From Private Client Services
(in thousands)

	December 31,
	1996	1997	1998	1999	2000

Investment Services:
Active Equity & Balanced - Growth:
Domestic	$7,505	$10,049	$29,497	$101,978	$27,186
Global & International	-	-	17	749	724
	7,505	10,049	29,514	102,659	27,910

Active Equity & Balanced - Value:
Domestic	-	-	-	-	89,493
Global & International	-	-	-	-	16,683
	-	-	-	-	106,176

Active Fixed Income:
Domestic	27	46	2,447	2,541	14,205
Global & International	-	1,298	10,961	20,191	4,825
	27	1,344	13,408	22,732	19,030

Index and Enhanced Index:
Domestic	42	92	116	176	227
Global & International	-	-	-	7	47
	42	92	116	183	274

Total:
Domestic	7,574	10,187	32,060	104,695	131,111
Global & International	-	1,298	10,978	20,947	22,279
	7,574	11,485	43,038	125,642	153,390

Distribution Revenues	-	-	-	-	67
Shareholder Servicing Fees	-	-	13	21	20

Total	$7,574	$11,485	$43,051	$125,663	$153,477

Private Client Marketing

            BIRM’s private client financial advisors are dedicated to obtaining and maintaining client relationships. They do not manage money and do not sell individual stocks or external products. Their goal is to provide investment perspective for clients in order to assist them in determining a suitable mix of U.S. and non-U.S. equity securities and fixed income investments. The financial advisors are based in New York City,  Los Angeles, West Palm Beach, Chicago, Dallas, San Francisco, Washington, D.C., White Plains and Seattle.  These offices reach not only the targeted market within these cities but also the surrounding areas.

            BIRM’s private client marketing group also has established an extensive nationwide referral-source network, including accountants, attorneys and consultants. These professionals serve many of the targeted clients. As part of this strategy, meetings for professionals are organized in many cities and BIRM’s private client marketing group regularly provides them with written materials to inform them of investment insights and services.

RETAIL SERVICES

            Alliance Capital’s Retail Services consist of furnishing investment management and related services to individual investors by means of retail mutual funds sponsored by Alliance Capital, its subsidiaries and affiliated joint venture companies including cash management products such as money market funds and deposit accounts and sub-advisory relationships resulting from the efforts of the mutual fund marketing department (“Alliance Mutual Funds”) and “wrap” products. The net assets comprising the Alliance Mutual Funds on December 31, 2000 amounted to approximately $163.3 billion.  The assets of the Alliance Mutual Funds are managed by the same investment professionals who manage Alliance Capital’s accounts of institutional investors and high net-worth individuals.

            The tables below set forth retail assets under management and revenues for the periods presented:

Retail Services Assets Under Management
(in millions)

	December 31,
	1996	1997	1998	1999	2000

Investment Services:
Active Equity & Balanced - Growth:
Domestic	$23,930	$33,933	$50,162	$76,994	$76,760
Global & International	3,978	4,730	5,037	16,224	18,096
	27,908	38,663	55,199	93,218	94,856

Active Equity & Balanced - Value:
Domestic	1,437	2,857	4,466	6,954	11,456
Global & International	35	45	95	188	330
	1,472	2,902	4,561	7,142	11,786

Active Fixed Income:
Domestic	26,302	32,160	37,173	42,041	43,149
Global & International	4,564	5,053	9,730	10,203	10,480
	30,866	37,213	46,903	52,244	53,629

Index and Enhanced Index:
Domestic	386	944	1,691	2,640	3,035
Global & International	-	-	-	-	-
	386	944	1,691	2,640	3,035

Total:
Domestic	52,055	69,894	93,492	128,629	134,400
Global & International	8,577	9,828	14,862	26,615	28,906

Total	$60,632	$79,722	$108,354	$155,244	$163,306

Revenues From Retail Services (1) (2) (3)
(in thousands)

	Years Ended December 31,
	1996	1997	1998	1999	2000

Investment Services:
Active Equity & Balanced - Growth:
Domestic	$85,977	$133,558	$201,638	$393,650	$561,857
Global & International	37,916	46,025	47,547	79,834	103,455
	123,893	179,583	249,185	473,484	665,312

Active Equity & Balanced - Value:
Domestic	6,621	13,122	21,528	28,573	40,229
Global & International	3,548	3,999	4,692	5,869	6,494
	10,169	17,121	26,220	34,442	46,723

Active Fixed Income:
Domestic	116,841	125,883	157,513	170,778	190,143
Global & International	33,731	48,670	104,235	106,139	95,010
	150,572	174,553	261,748	276,917	285,153

Index and Enhanced Index:
Domestic	590	1,244	2,378	3,821	2,294
Global & International	-	-	-	-	-
	590	1,244	2,378	3,821	2,294

Total:
Domestic	210,029	273,807	383,057	596,822	794,523
Global & International	75,195	98,694	156,474	191,842	204,959
	285,224	372,501	539,531	788,664	999,482

Distribution Revenues	169,071	216,851	301,730	440,103	617,438
Shareholder Servicing Fees	31,272	36,255	43,383	62,158	85,433

Total	$485,567	$625,607	$884,644	$1,290,925	$1,702,353

(1)	Includes fees received by Alliance Capital in connection with wrap fee accounts.
(2)	Net of certain fees paid to Equitable for services rendered by Equitable in marketing the variable annuity insurance and variable life products for which HRT was the funding vehicle. All of the portfolios of HRT transferred to EQAT effective October 18, 1999 and such fees are no longer payable to Equitable.
(3)	Includes fees received by Alliance Capital in connection with its distribution of money market deposit accounts for which no investment management services are provided.

Alliance Mutual Funds and Wrap Fee Programs

            Alliance Capital has been managing mutual funds since 1971.  Since then, Alliance Capital has sponsored open-end load mutual funds and closed-end mutual funds (i) registered as investment companies under the Investment Company Act (“U.S. Funds”), and (ii) which are not registered under the Investment Company Act and which are not publicly offered to United States persons (“Offshore Funds”).  Alliance Capital also manages retail wrap fee programs, which are sponsored by various registered broker-dealers (“Wrap Fee Programs”).  On December 31, 2000 net assets in the Alliance Mutual Funds and Wrap Fee Programs totaled approximately $92.6 billion.

Net Assets as of December 31, 2000
Types of Alliance Mutual Funds and	(in millions)
Wrap Fee Programs

U.S. Funds – Open-End:
Equity and Balanced	$46,109.2
Taxable Fixed Income	6,466.8
Tax Exempt Fixed Income	3,516.3
Offshore Funds (Open and Closed-End):
Equity and Balanced	9,989.2
Taxable Fixed Income	5,969.0
Wrap Fee Programs	14,513.8
U.S. Funds – Closed-End	3,350.8
Joint Venture Subsidiaries and Affiliates (1)	2,691.6

Total	$92,606.4

(1)	Assets under management exclude certain non-discretionary advisory relationships and reflect 100% of the assets managed by unconsolidated affiliates.

Variable Products

            Alliance Capital is a sub-adviser to EQAT, which is the funding vehicle for the variable annuity and variable life insurance products offered by Equitable and its insurance company subsidiary.  The Alliance Variable Products Series Fund is a funding vehicle for variable annuity and variable life insurance products offered by other unaffiliated insurance companies.  On December 31, 2000 the net assets of the portfolios of the Variable Products totaled approximately $41.2 billion:

Net Assets as of December 31, 2000
(in millions)
EQAT:
Common Stock Portfolio	$13,715.4
Equity Index Portfolio	3,035.5
Aggressive Stock Portfolio	2,969.7
Growth Investors Portfolio	2,619.4
Growth & Income Portfolio	1,879.7
Global Portfolio	1,727.2
Money Market Portfolio	1,570.4
Balanced Portfolio	1,489.6
EQ/Alliance Premier Growth Portfolio	1,391.1
Small Cap Growth Portfolio	862.5
Quality Bond Portfolio	562.3
Conservative Investors Portfolio	541.4
High Yield Portfolio	493.9
Technology Portfolio	288.0
International Portfolio	265.5
International Government Portfolio	214.1
Total EQAT	33,625.7

Alliance Variable Products Series Fund	7,533.0

Total	$41,158.7

            Distribution.  The Alliance Mutual Funds are distributed to individual investors through broker–dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries.  Alliance Fund Distributors, Inc. (“AFD”), a registered broker-dealer and a wholly-owned subsidiary of Alliance Capital, serves as the principal underwriter and distributor of the U.S. Funds and serves as a placing or distribution agent for most of the Offshore Funds.  There are 295 sales representatives who devote their time exclusively to promoting the sale of shares of Alliance Mutual Funds by financial intermediaries.

            Alliance Capital maintains a mutual fund distribution system (the “System”) which permits open-end Alliance Mutual Funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares.  The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AFD at the time of sale.  AFD in turn compensates the financial intermediaries distributing the funds from the front-end sales charge paid by investors.   For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge (“CDSC”) to AFD.  While AFD is obligated to compensate the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds.  Payments made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, reduced cash flow from operations by approximately $330.6 million and $393.4 million during 2000 and 1999, respectively.  Management of Alliance Capital believes AFD will recover the payments made to financial intermediaries for the sale of Back-End Load Shares from the higher distribution fees and CDSC it receives over periods not exceeding 5 ½ years.

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

            During 2000 the ten financial intermediaries responsible for the largest volume of sales of open-end U.S. Funds and Variable Products were responsible for 48% of such sales.  AXA Advisors, LLC (“AXA Advisors”), a wholly-owned subsidiary of AXA Financial that utilizes members of Equitable’s insurance agency sales force as its registered representatives, has entered into a selected dealer agreement with AFD and, together with its predecessor, since 1986 has been responsible for a significant portion of total sales of shares of open-end U.S. Funds and Offshore Funds (5%, 4% and 4% in 1998,  1999 and 2000, respectively).  AXA Advisors is under no obligation to sell a specific amount of fund shares and also sells shares of mutual funds sponsored by organizations unaffiliated with Equitable.

            Subsidiaries of Merrill Lynch & Co., Inc. (collectively “Merrill Lynch”) were responsible for approximately 26%, 26% and 18%  of open-end Alliance Mutual Fund sales in  1998, 1999, 2000, respectively.  Citigroup Inc. (“Citigroup”), parent company of Salomon Smith Barney & Co., Inc., was responsible for approximately 6% of open-end Alliance Mutual Fund sales in 1998, 6% in 1999 and 5%  in 2000.  Neither Merrill Lynch nor Citigroup is under any obligation to sell a specific amount of Alliance Mutual Fund shares and each also sells shares of mutual funds that it sponsors and which are sponsored by unaffiliated organizations.

            No dealer or agent other than AXA Advisors, Merrill Lynch and Citigroup has in any year since 1995 accounted for more than 10% of the sales of open-end Alliance Mutual Funds.

            Many of the financial intermediaries that sell shares of Alliance Mutual Funds also offer shares of funds not managed by Alliance Capital and frequently offer shares of funds managed by their own affiliates.

            Based on industry sales data reported by the Investment Company Institute (January 2001), Alliance Capital’s market share in the U.S. mutual fund industry is 1.44% of total industry assets and Alliance Capital accounted for 1.59% of total open-end industry sales in the U.S. during 2000.  While the performance of the Alliance Mutual Funds is a factor in the sale of their shares, there are other factors contributing to success in sales of mutual fund shares that are not as important in institutional investment management services.  These factors include the level and quality of shareholder services (see “Shareholder and Administration Services” below) and the amounts and types of distribution assistance and administrative services payments.  Alliance Capital believes that its compensation programs with financial intermediaries are competitive with others in the industry.

            Under current interpretations of the Glass-Steagall Act and other laws and regulations governing depository institutions, banks and certain of their affiliates generally are permitted to act as agent for their customers in connection with the purchase of mutual fund shares and to receive as compensation a portion of the sales charges paid with respect to such purchases.  During 2000 banks and their affiliates accounted for approximately 8.5% of the sales of shares of open-end U.S. Funds and Variable Products.

            Investment Management Agreements and Fees.  Investment management fees from the Alliance Mutual Funds, EQAT and the Variable Products are based upon a percentage of average net assets.  As certain of the U.S. Funds have grown, fee schedules have been revised to provide lower incremental fees above certain asset levels.  Fees paid by the U.S. Funds and EQAT are fixed annually by negotiation between Alliance Capital and the board of directors or trustees of each U.S. Fund and EQAT, including a majority of the disinterested directors or trustees.  Changes in fees must be approved by the shareholders of each U.S. Fund and EQAT.  In general, the investment management agreements with the U.S. Funds and EQ Advisors Trust provide for termination at any time upon 60 days’ notice.

            Under each investment management agreement with a U.S. Fund, Alliance Capital provides the U.S. Fund with investment management services, office space and order placement facilities and pays all compensation of directors or trustees and officers of the U.S. Fund who are affiliated persons of Alliance Capital.  Each U.S. Fund pays all of its other expenses.  If the expenses of a U.S. Fund exceed an expense limit established under the securities laws of any state in which shares of that U.S. Fund are qualified for sale or as prescribed in the U.S. Fund’s investment management agreement, Alliance Capital absorbs such excess through a reduction in the investment management fee.  Currently, Alliance Capital believes that California and South Dakota are the only states to impose such a limit.  The expense ratios for the U.S. Funds during their most recent fiscal year ranged from 0.65% to 3.22%.  In connection with newly organized U.S. Funds, Alliance Capital may also agree to reduce its fee or bear certain expenses to limit expenses during an initial period of operations.

Cash Management Services

            Alliance Capital provides cash management services to individual investors through a product line comprising 17 money market fund portfolios, including one offshore money market fund domiciled in the Cayman Islands and 3 types of brokered money market deposit accounts.  Net assets in these products as of December 31, 2000 totaled approximately $29.5 billion.

Net Assets as of December 31, 2000
(in millions)
Money Market Funds:
Alliance Capital Reserves (two portfolios)	$14,213.1
Alliance Government Reserves (two portfolios)	8,189.7
Alliance Municipal Trust (nine portfolios)	4,566.7
Alliance Money Market Fund (three portfolios)	1,487.0
ACM International Reserves (one portfolio)	693.8
Money Market Deposit Accounts (three products)	388.9
Joint Venture Subsidiaries and Affiliates (1)	2.0

Total	$29,541.2

(1)	Assets under management exclude certain non-discretionary advisory relationships and reflect 100% of the assets managed by unconsolidated affiliates.

            Under its investment management agreement with each money market fund, Alliance Capital is paid an investment management fee based on a percentage of the fund’s average net assets.  In the case of certain money market funds, the fee is payable at lesser rates with respect to average net assets in excess of $1.25 billion.  For distribution and account maintenance services rendered in connection with the sale of money market deposit accounts, Alliance Capital receives fees from the participating banks that are based on outstanding account balances.  Because the money market deposit account programs involve no investment management functions to be performed by Alliance Capital, Alliance Capital’s costs of maintaining the account programs are less, on a relative basis, than its costs of managing the money market funds.

            On December 31, 2000 more than 99% of the assets invested in Alliance Capital’s cash management programs were attributable to regional broker-dealers and other financial intermediaries, with the remainder coming directly from the public.  On December 31, 2000 more than 500 financial intermediaries offered Alliance Capital’s cash management services.  Alliance Capital’s money market fund market share (not including deposit products), as computed based on market data reported by the Investment Company Institute (December 2000), has increased from 1.75% of total money market fund industry assets at the end of 1995 to 2.04% at December 31, 2000.

            Alliance Capital makes payments to financial intermediaries for distribution assistance and shareholder servicing and administration.  Alliance Capital’s money market funds pay fees to Alliance Capital at annual rates of up to 0.25% of average daily net assets pursuant to “Rule 12b-1” distribution plans except for Alliance Money Market Fund which pays a fee of up to 0.45% of its average daily net assets.  Such payments are supplemented by Alliance Capital in making payments to financial intermediaries under the distribution assistance and shareholder servicing and administration program. During 2000 such supplemental payments totaled approximately $77.4 million ($66.6 million in 1999).  There are 7 employees of Alliance Capital who devote their time exclusively to marketing Alliance Capital’s cash management services.

            A principal risk to Alliance Capital’s cash management services business is the acquisition of its participating financial intermediaries by companies that are competitors or that plan to enter the cash management services business.  As of December 31, 2000 the five largest participating financial intermediaries were responsible for assets aggregating approximately $29.0 billion, or 76.5% of the cash management services total.

            Many of the financial intermediaries whose customers utilize Alliance Capital’s cash management services are broker-dealers whose customer accounts are carried, and whose securities transactions are cleared and settled, by the Pershing Division (“Pershing”) of Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ Securities Corporation”), a subsidiary of AXA Financial until November 3, 2000.  Pursuant to an agreement between Pershing and Alliance Capital, Pershing recommends that certain of its correspondent firms use Alliance Capital’s money market funds and other cash management products.  As of December 31, 2000 DLJ Securities Corporation and these Pershing correspondents were responsible for approximately $23.0 billion or 60.8% of Alliance Capital’s total cash management assets.  Pershing may terminate its agreement with Alliance Capital on 180 days’ notice.  If the agreement were terminated, Pershing would be under no obligation to recommend or in any way assist in the sale of Alliance Capital’s cash management products and would be free to recommend or assist in the sale of competitive products.

            Alliance Capital’s money market funds are investment companies registered under the Investment Company Act and are managed under the supervision of boards of directors or trustees, which include disinterested directors or trustees who must approve investment management agreements and certain other matters.  The investment management agreements between the money market funds and Alliance Capital provide for an expense limitation of 1% per annum or less of average daily net assets.  See “Mutual Funds Management - Investment Management Agreements and Fees”.

Shareholder and Administration Services

            Alliance Global Investor Services, Inc. (“AGIS”), a wholly-owned subsidiary of Alliance Capital, provides registrar, dividend disbursing and transfer agency related services for each U.S. Fund and provides servicing for each U.S. Fund’s shareholder accounts.  As of December 31, 2000 AGIS employed 654 people.  AGIS operates out of offices in Secaucus, New Jersey, San Antonio, Texas, and Scranton, Pennsylvania.  Under each servicing agreement AGIS receives a monthly fee.  Each servicing agreement must be approved annually by the relevant U.S. Fund’s board of directors or trustees, including a majority of the disinterested directors or trustees, and may be terminated by either party without penalty upon 60 days’ notice.

            Most U.S. Funds utilize Alliance Capital and AGIS personnel to perform legal, clerical and accounting services not required to be provided by Alliance Capital.  Payments by a U.S. Fund for these services must be specifically approved in advance by the U.S. Fund’s board of directors or trustees.  Currently, Alliance Capital and AGIS are accruing revenues for providing clerical and accounting services to the U.S. Funds and these closed-end funds at the rate of approximately $11.6 million per year.

            ACM Global Investor Services S.A. (“ACMGIS”) a wholly-owned subsidiary of Alliance Capital, is the registrar and transfer agent of substantially all of the Offshore Funds.  As of December 31, 2000 ACMGIS employed 41 people.  ACMGIS operates out of offices in Luxembourg and receives a monthly fee for its registrar and transfer agency services.  Each agreement between ACMGIS and an Offshore Fund may be terminated by either party upon 60 days’ notice.

            Alliance Capital expects to continue to devote substantial resources to shareholder servicing because of its importance in competing for assets invested in mutual funds and cash management services.

INSTITUTIONAL RESEARCH SERVICES

            Institutional Research Services consist of in-depth research, portfolio strategy, trading and brokerage related services provided to institutional investors such as pension managers, mutual fund managers and other institutional investors who manage assets and look to Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly owned subsidiary of Alliance Capital, to provide services to support their asset management activities. As of December 31, 2000 SCB LLC served over 770 clients in the U.S. and over 180 in Europe, Australia and the Far East.

            SCB LLC earns revenues from institutional services by providing investment research and by executing brokerage transactions for research clients on an agency basis. In the case of research, research clients provide compensation principally by directing brokerage transactions to SCB LLC in return for SCB LLC research products. These services accounted for 2.2% of Alliance Capital’s revenues in 2000. SCB LLC is occasionally invited to and chooses to participate in underwriting syndicates for equity issuances.

            The following table sets forth institutional services revenues for each of the periods presented:

Revenues From Institutional Research Services
(in thousands)

	Years Ended December 31,
	1996	1997	1998	1999	2000

Transaction Charges:
U.S. Clients	-	-	-	-	$44,970
Non-U.S. Clients	-	-	-	-	10,344
	-	-	-	-	55,314

Syndicate Participation and Other	-	-	-	-	975

Total	$-	$-	$-	$-	$56,289

COMPETITION

            The financial services industry is highly competitive and new entrants are continually attracted to it.  No one or small number of competitors is dominant in the industry.  Alliance Capital is subject to substantial competition in all aspects of its business.  Pension fund, institutional and corporate assets are managed by investment management firms, broker-dealers, banks and insurance companies.  Many of these financial institutions have substantially greater resources than Alliance Capital. Alliance Capital competes with other providers of institutional investment products and services primarily on the basis of the range of investment products offered, the investment performance of such products and the services provided to clients.  Based on an annual survey conducted by Pensions & Investments, as of December 31, 1999 Alliance Capital and Bernstein were ranked 11th. and 38th. out of 732 managers based on U.S. tax-exempt assets under management. Based on that survey, Alliance Capital ranked  lst. in active domestic large cap growth equity managers and Bernstein was ranked lst. in active domestic large cap value equity managers. Additionally, Alliance Capital was ranked 5th. out of the 21 largest managers of international index assets, 7th. out of the 25 largest managers of domestic equity index funds and 14th. out of the 25 largest domestic bond index managers.

            Many of the firms competing with Alliance Capital for institutional clients also offer mutual fund shares and cash management services to individual investors.  Competitiveness in this area is chiefly a function of the range of mutual funds and cash management services offered, investment performance, quality in servicing customer accounts and the capacity to provide financial incentives to financial intermediaries through distribution assistance and administrative services payments funded by “Rule 12b-1” distribution plans and the investment adviser’s own resources.

CUSTODY AND BROKERAGE

            Neither Alliance Capital nor its subsidiaries, other than SCB LLC, maintains custody of client funds or securities, which is maintained by client-designated banks, trust companies, brokerage firms or other custodians.  SCB LLC maintains custody of private client assets and securities. Custody of the assets of Alliance Mutual Funds, EQ Advisors Trust and money market funds is maintained by custodian banks and central securities depositories.

            Alliance Capital generally has the discretion to select the brokers or dealers to be utilized to execute transactions for client accounts.  SCB LLC effects transactions for client accounts only if specifically authorized or directed by the client.

REGULATION

            Alliance Capital, Alliance Holding, and Alliance are investment advisers registered under the Investment Advisers Act.  Each U.S. Fund is registered with the Securities and Exchange Commission (“SEC”) under the Investment Company Act and the shares of most U.S. Funds are qualified for sale in all states in the United States and the District of Columbia, except for U.S. Funds offered only to residents of a particular state.  AGIS is registered with the SEC as a transfer agent. SCB LLC and AFD are registered with the SEC as broker–dealers. SCB LLC is a member of the NYSE. SCB LLC and AFD are subject to minimum net capital requirements ($8.4 million and $14.4 million, respectively, at December 31, 2000) imposed by the SEC on registered broker–dealers and had aggregate regulatory net capital of $164.9 million and $45.6 million, respectively, at December 31, 2000.

            The relationships of AXA and its subsidiaries, including Equitable and its insurance company subsidiary, with Alliance Capital are subject to applicable provisions of the New York Insurance Law and regulations.  Certain of the investment advisory agreements and ancillary administrative service agreements are subject to either approval or disapproval by the New York Superintendent of Insurance within a prescribed notice period.  Under the New York Insurance Law and regulations, the terms of these agreements are to be fair and equitable, charges or fees for services performed are to be reasonable, and certain other standards must be met.  Fees must be determined either with reference to fees charged to other clients for similar services or, in certain cases, which include the ancillary service agreements, based on cost reimbursement.

            Alliance Capital’s assets under management and revenues derived from the general accounts of Equitable and its insurance company subsidiary are directly affected by the investment policies for the general accounts.  Among the numerous factors influencing general account investment policies are regulatory factors, such as (i) laws and regulations that require diversification of the investment portfolios and limit the amount of investments in certain investment categories such as below investment grade fixed maturities, equity real estate and equity interests, (ii) statutory investment valuation reserves, and (iii) risk-based capital guidelines for life insurance companies approved by the National Association of Insurance Commissioners.  These policies have resulted in the shifting of general account assets managed by Alliance Capital into categories with lower management fees.

            All aspects of Alliance Capital’s business are subject to various federal and state laws and regulations and to the laws in the foreign countries in which Alliance Capital’s subsidiaries conduct business.  These laws and regulations are primarily intended to benefit clients and Alliance Mutual Fund shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.  In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, the revocation of the registration as an investment adviser, censures and fines.

EMPLOYEES

            As of December 31, 2000 Alliance Capital and its subsidiaries employed 4,438 employees, including 605 investment professionals, of whom 221 are portfolio managers, 292 are research analysts and 81 are order placement specialists.  The average period of employment of these professionals with Alliance Capital is approximately 7 years and their average investment experience is approximately 13 years.  Alliance Capital considers its employee relations to be good.

SERVICE MARKS

            Alliance Capital has registered a number of service marks with the U.S. Patent and Trademark Office, including an “A” design logo and the combination of such logo and the words “Alliance” and “Alliance Capital”.  Each of these service marks was registered in 1986.  As a result of the Bernstein Acquisition, Alliance Capital acquired all of the rights and title in and to the Bernstein service marks, including a “Bee” design logo, the name Bernstein and a combination of such logo and the word Bernstein.  These marks were registered in 1982, 1981 and 1981, respectively.

Item 2.            Properties

            Alliance Capital’s and Alliance Holding’s principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease which extends until 2019.  Alliance Capital currently occupies approximately 494,127 square feet of space at this location.  Alliance Capital also occupies approximately 114,097 square feet of space at 135 West 50th. Street, New York, New York, and approximately 161,340 square feet of space at 767 Fifth Avenue, New York, New York, under leases expiring in 2016, and 2002 and 2005, respectively.  Alliance Capital also occupies approximately 4,594 square feet of space at 709 Westchester Avenue, White Plains, New York, 42,254 square feet of space at 925 Westchester Avenue, White Plains, New York, 4,341 square feet of space at One North Broadway, White Plains, New York, and 128,587 square feet of space at One North Lexington, White Plains, New York under leases expiring in 2008, 2008, 2008 and 2013, respectively.  Alliance Capital and its subsidiaries, AFD and AGIS, occupy approximately 134,261 square feet of space in Secaucus, New Jersey, approximately 92,067 square feet of space in San Antonio, Texas, and approximately 60,653 square feet of space in Scranton, Pennsylvania, under leases expiring in 2016, 2009, and 2005, respectively.

            Alliance Capital also leases space in 10 cities in the United States and its subsidiaries and affiliates lease space in London, England, Tokyo, Japan, and 24 other cities outside the United States.

Item 3.            Legal Proceedings

            Alliance Capital and Alliance Holding are involved in various inquiries, administrative proceedings and litigation, some of which allege substantial damages.  While any proceeding or litigation has the element of uncertainty, Alliance Capital and Alliance Holding believe that the outcome of any lawsuit or claim that is pending or threatened, or all of them combined, will not have a material adverse effect on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

Item 4.            Submission of Matters to a Vote of Security Holders

            Neither Alliance Capital nor Alliance Holding submitted a matter to a vote of security holders during the fourth quarter of 2000.

PART II

Item 5.            Market for Registrant’s Common Equity and Related Stockholder Matters

Market for the Alliance Capital Units and the Alliance Holding Units

            There is no established public trading market for the Alliance Capital Units.  The Alliance Capital Units are subject to significant restrictions on transfer.  In general, transfers of Alliance Capital Units will be allowed only with the written consent of both Equitable and the General Partner. Either Equitable or, where applicable, the General Partner may withhold its consent to a transfer in its sole discretion, for any reason.  Generally, neither Equitable nor the General Partner will permit any transfer that it believes would create a risk that Alliance Capital would be treated as a corporation for tax purposes.

            On March 1, 2001 there were approximately 675 Alliance Capital Unitholders of record.

            The Alliance Holding Units are traded on the NYSE.  The high and low sale prices on the NYSE during each quarter of Alliance Holding’s two most recent fiscal years were as follows:

2000	High	Low

First Quarter	43 7/8	29 5/16
Second Quarter	50 3/8	38 3/8
Third Quarter	56 11/16	46
Fourth Quarter	54 7/16	42 1/2

1999	High	Low

First Quarter	26 7/8	24 1/2
Second Quarter	32 5/16	24 1/8
Third Quarter	33 7/16	25
Fourth Quarter	34	24 5/16

            On March 1, 2001 the closing price of the Alliance Holding Units on the NYSE was $46.78 per Unit.  On March 1, 2001 there were approximately 1,746 Alliance Holding Unitholders of record.

Cash Distributions

            Each of Alliance Capital and Alliance Holding distributes on a quarterly basis all of its Available Cash Flow (as defined in each Partnership Agreement).  Prior to the Reorganization, Alliance Holding’s Available Cash Flow was derived from the operations now conducted by Alliance Capital.  Subsequent to the completion of the Reorganization in the fourth quarter of 1999, when Alliance Capital commenced operations, Alliance Holding’s principal sources of income and cash flow are attributable to its ownership of Alliance Capital Units.

            On February 14, 2000 Alliance Capital paid a distribution of Available Cash Flow in respect of the fourth quarter of 1999 and a Special Distribution in the aggregate amount of $0.91 per Alliance Capital Unit.

            Alliance Capital made the following distributions of Available Cash Flow in respect of 2000:

Quarter During 2000 In
Respect of Which a Cash	Amount of Cash
Distribution Was Paid From	Distribution Per
Available Cash Flow	Alliance Capital Unit	Payment Date

First Quarter	$0.815	May 18, 2000
Second Quarter	0.820	August 17, 2000
Third Quarter	0.905	November 22, 2000
Fourth Quarter	0.860	February 23, 2001
	$3.40

            Alliance Holding made the following distributions of Available Cash Flow in respect of its two most recent fiscal years:

Quarter During 2000 In
Respect of Which a Cash	Amount of Cash
Distribution Was Paid From	Distribution Per
Available Cash Flow	Alliance Holding Unit	Payment Date

First Quarter	$0.74	May 18, 2000
Second Quarter	0.75	August 17, 2000
Third Quarter	0.84	November 22, 2000
Fourth Quarter	0.78	February 23, 2001
	$3.11

Quarter During 1999 In
Respect of Which a Cash	Amount of Cash
Distribution Was Paid from	Distribution Per
Available Cash Flow	Alliance Holding Unit	Payment Date

First Quarter	$0.54	May 24, 1999
Second Quarter	0.54	August 16, 1999
Third Quarter	0.56	November 15, 1999
Fourth Quarter	0.85	February 14, 2000
	$2.49

Item 6.            Selected Financial Data

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, unless otherwise indicated)

	Alliance Capital Management Holding L.P. (1)
	Years Ended December 31,
	2000	1999	1998	1997	1996
INCOME STATEMENT DATA:
Revenues:
Equity in earnings of Operating Partnership	$244,922	$52,665	$-	$-	$-
Investment advisory and services fees	-	1,007,503	952,992	698,979	564,032
Distribution revenues	-	354,161	301,846	216,851	169,071
Shareholder servicing fees	-	50,696	43,475	36,327	31,272
Other revenues	-	26,130	25,743	23,179	24,142
	244,922	1,491,155	1,324,056	975,336	788,517
Expenses:
Employee compensation and benefits	-	370,795	340,923	264,251	214,880
Promotion and servicing:
Distribution plan payments	-	274,920	266,400	181,080	145,645
Amortization of deferred sales commissions	-	132,713	108,853	73,841	53,144
Other	-	94,934	85,087	57,245	48,868
General and administrative	-	151,369	162,323	120,283	100,854
Interest	-	16,729	7,586	2,968	1,923
Amortization of intangible assets	-	3,211	4,172	7,006	15,613
Non-recurring items, net	-	-	-	120,900	-
	-	1,044,671	975,344	827,574	580,927
Income before income taxes	244,922	446,484	348,712	147,762	207,590
Income taxes	20,952	63,642	55,796	18,806	14,244
Net income	$223,970	$382,842	$292,916	$128,956	$193,346
NET INCOME PER ALLIANCE HOLDING UNIT: (2) (3)
Basic net income per Alliance Holding Unit	$3.10	$2.61	$1.71	$0.76	$1.15
Diluted net income per Alliance Holding Unit	$2.93	$2.53	$1.66	$0.74	$1.13
NET OPERATING EARNINGS PER ALLIANCE HOLDING UNIT: (2) (3) (4)
Diluted net income per Alliance Holding Unit	$2.93	$2.53	$1.66	$0.74	$1.13
Amortization of intangible assets per Alliance Holding Unit	$0.22	$0.02	$0.02	$0.04	$0.09
Non-recurring items per Alliance Holding Unit	$-	$-	$-	$0.70	$-
Net operating earnings per Alliance Holding Unit	$3.15	$2.55	$1.68	$1.48	$1.22
PERFORMANCE FEES PER ALLIANCE HOLDING UNIT: (2) (3) (4)
Base fee earnings per Alliance Holding Unit	$3.00	$2.22	$1.55	$1.37	$1.16
Performance fee earnings per Alliance Holding Unit	$0.15	$0.33	$0.13	$0.11	$0.06
Net operating earnings per Alliance Holding Unit	$3.15	$2.55	$1.68	$1.48	$1.22
CASH DISTRIBUTIONS PER ALLIANCE HOLDING UNIT (2)(5)	$3.11	$2.49	$1.62	$1.40	$1.095
BALANCE SHEET DATA AT PERIOD END:
Total assets	$1,268,837	$272,060	$1,132,592	$784,460	$725,897
Debt and long-term obligations (6)	$-	$-	$238,089	$130,429	$52,629
Partners’ capital	$1,260,550	$265,608	$430,273	$398,051	$476,020
ASSETS UNDER MANAGEMENT AT PERIOD END (in millions) (7)	$-	$-	$286,659	$218,654	$182,792

(1)	As discussed in Notes 1 and 3 to the consolidated financial statements, the financial information above reflects the consolidated operations of Alliance Capital Management Holding L.P. (“Alliance Holding”) prior to the Reorganization effective October 29, 1999 and the use of the equity method of reporting thereafter.
(2)	Alliance Holding Unit and per Alliance Holding Unit amounts for all periods prior to the two-for-one Alliance Holding Unit split in 1998 have been restated.
(3)	Earnings per Alliance Holding Unit amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No.128, Earnings per Share.
(4)	Net operating earnings per Unit: Diluted net income per Unit excluding Alliance Holding’s proportionate share of Alliance Capital Management L.P.’s amortization of intangible assets and non-recurring items
(5)	Alliance Holding is required to distribute all of its Available Cash Flow, as defined in the Alliance Holding Partnership Agreement, to its Partners and Alliance Holding Unitholders.
(6)	Includes accrued expenses under employee benefit plans due after one year and debt.
(7)	Assets under management exclude certain non-discretionary relationships and include 100% of assets managed by unconsolidated affiliates.

ALLIANCE CAPITAL MANAGEMENT L.P.
SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, unless otherwise indicated)

			Alliance Capital Management Holding L.P.
	Operating Partnership (1)
	Years Ended December 31,
	2000	1999	1998	1997	1996
INCOME STATEMENT DATA:
Revenues:
Investment advisory and services fees	$1,689,817	$1,331,758	$952,992	$698,979	$564,032
Distribution revenues	621,622	441,772	301,846	216,851	169,071
Institutional research services	56,289	-	-	-	-
Shareholder servicing fees	85,645	62,332	43,475	36,327	31,272
Other revenues, net	68,726	33,443	25,743	23,179	24,142
	2,522,099	1,869,305	1,324,056	975,336	788,517
Expenses:
Employee compensation and benefits	651,884	508,566	340,923	264,251	214,880
Promotion and servicing:
Distribution plan payments	476,039	346,642	266,400	181,080	145,645
Amortization of deferred sales commissions	219,664	163,942	108,853	73,841	53,144
Other	148,740	110,144	85,087	57,245	48,868
General and administrative	226,710	184,754	162,323	120,283	100,854
Interest	44,244	22,585	7,586	2,968	1,923
Amortization of intangible assets	46,252	3,852	4,172	7,006	15,613
Non-recurring items, net	(779)	-	-	120,900	-
	1,812,754	1,340,485	975,344	827,574	580,927
Income before income taxes	709,345	528,820	348,712	147,762	207,590
Income taxes	40,596	67,171	55,796	18,806	14,244
Net income	$668,749	$461,649	$292,916	$128,956	$193,346
Net income excluding performance fees	$632,046	$398,416	$270,366	$109,572	$182,490
Net operating earnings (2)	$714,222	$465,501	$297,088	$256,862	$208,959

NET INCOME PER UNIT: (3) (4)
Basic net income per Unit	$3.31	$2.67	$1.71	$0.76	$1.15
Diluted net income per Unit	$3.20	$2.59	$1.66	$0.74	$1.13
NET OPERATING EARNINGS PER UNIT: (3) (4)
Diluted net income per Unit	$3.20	$2.59	$1.66	$0.74	$1.13
Amortization of intangible assets per Unit	$0.22	$0.02	$0.02	$0.04	$0.09
Non-recurring items per Unit	$-	$-	$-	$0.70	$-
Net operating earnings per Unit	$3.42	$2.61	$1.68	$1.48	$1.22
PERFORMANCE FEES PER UNIT: (3) (4)
Base fee earnings per Unit	$3.24	$2.24	$1.55	$1.37	$1.16
Performance fee earnings per Unit	$0.18	$0.37	$0.13	$0.11	$0.06
Net operating earnings per Unit	$3.42	$2.61	$1.68	$1.48	$1.22
CASH DISTRIBUTIONS PER UNIT (3) (5)	$3.40	$2.55	$1.62	$1.40	$1.095
BALANCE SHEET DATA AT PERIOD END:
Total assets	$8,270,762	$1,661,061	$1,132,592	$784,460	$725,897
Debt and long-term obligations (6)	$933,475	$491,004	$238,089	$130,429	$55,629
Partners’ capital	$4,133,677	$552,667	$430,273	$398,051	$476,020
ASSETS UNDER MANAGEMENT AT PERIOD END (in millions) (7)	$453,679	$368,321	$286,659	$218,654	$182,792

(1)	As discussed in Notes 1 and 3 to the consolidated financial statements, the financial information above reflects the operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and Alliance Capital Management L.P. (the “Operating Partnership”) thereafter.
(2)	Net operating earnings: Net income excluding amortization of intangible assets and non-recurring items.
(3)	Unit and per Unit amounts for all periods prior to the two-for-one Unit split in 1998 have been restated.
(4)	Earnings per Unit amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.
(5)	The Operating Partnership is required to distribute all of its Available Cash Flow, as defined in the Alliance Capital Partnership Agreement, to the General Partner and Alliance Capital Unitholders.
(6)	Includes accrued expenses under employee benefit plans due after one year and debt.
(7)	Assets under management exclude certain non-discretionary relationships and include 100% of assets managed by unconsolidated affiliates.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

ALLIANCE HOLDING
REORGANIZATION AND BERNSTEIN ACQUISITION

            Effective October 29, 1999, Alliance Holding reorganized by transferring its business to Alliance Capital in exchange for all of the Alliance Capital Units.  As part of the Reorganization, Alliance Holding offered each Alliance Holding Unitholder the opportunity to exchange Alliance Holding Units for Alliance Capital Units on a one-for-one basis. The Operating Partnership recorded the transferred assets and assumption of liabilities at the amounts reflected in Alliance Holding’s books and records on the date of transfer. Since the Reorganization, the Operating Partnership has conducted the diversified investment management services business formerly conducted by Alliance Holding, and Alliance Holding’s business has consisted of holding Alliance Capital Units and engaging in related activities. Alliance, an indirect wholly owned subsidiary of AXA Financial, is the general partner of both Alliance Holding and the Operating Partnership.  AXA Financial is an indirect wholly owned subsidiary of AXA, a French company, that is a holding company for an international group of insurance and related financial services companies.  Alliance Capital is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange while Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

            On October 2, 2000, the Operating Partnership acquired the business and assets of SCB Inc., an investment research and management company formerly known as Bernstein, and assumed the liabilities of Bernstein.  The purchase price consisted of a cash payment of $1.4754 billion and 40.8 million newly issued Alliance Capital Units.  AXA Financial purchased approximately 32.6 million newly issued Alliance Capital Units for $1.6 billion on June 21, 2000 to fund the cash portion of the purchase price.

            At December 31, 2000, Alliance Holding owned approximately 73.2 million, or 30%, of the issued and outstanding Alliance Capital Units. Alliance owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At December 31, 2000, AXA Financial was the beneficial owner of approximately 2% of the outstanding Alliance Holding Units and approximately 53% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 53% in the Operating Partnership.  At December 31, 2000, SCB Partners Inc., a wholly owned subsidiary of SCB Inc., was the beneficial owner of approximately 17% of the outstanding Alliance Capital Units.

            The Operating Partnership provides diversified investment management and related services globally to a broad range of clients including (a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and affiliates such as AXA and its insurance company subsidiaries, by means of separate accounts, sub-advisory relationships resulting from the efforts of the institutional marketing department, structured products, group trusts and mutual funds and classes of mutual fund shares sold exclusively to institutional investors and high net worth individuals, (b) private clients, consisting of high net worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separate accounts, hedge funds and certain other vehicles, (c) individual investors by means of publicly distributed mutual funds sponsored by the Operating Partnership, its subsidiaries and affiliated joint venture companies including cash management products such as money market funds and deposit accounts and sub-advisory relationships in respect of mutual funds sponsored by third parties resulting from the efforts of the mutual fund marketing department (“Alliance Mutual Funds”) and “wrap” products, and (d) institutional investors by means of in-depth research, portfolio strategy, trading and brokerage-related services.  The Operating Partnership and its subsidiaries provide investment management, distribution and shareholder and administrative services to the Alliance Mutual Funds.

            The Alliance Holding consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes of the Operating Partnership included in this Annual Report on Form 10-K.

BASIS OF PRESENTATION

            The pro forma financial information of Alliance Holding for all periods presented assumes the Reorganization occurred on January 1, 1998, and reflects Alliance Holding as a publicly traded partnership subject to the 3.5% federal tax on its partnership gross income from the active conduct of a trade or business. Subsequent to the Reorganization, Alliance Holding’s principal sources of income and cash flow are attributable to its ownership of Operating Partnership Units. The pro forma financial information does not necessarily reflect the results of operations that would have been obtained had the Reorganization occurred on January 1, 1998, nor is the pro forma financial information necessarily indicative of the results of operations that may be achieved for any future period. Alliance Holding’s investment in the Operating Partnership, which is accounted for under the equity method of accounting, will be increased by its pro rata share of the Operating Partnership’s income and will be decreased by its pro rata share of the Operating Partnership’s losses or distributions made by the Operating Partnership. A discussion of the actual results of Alliance Holding for the year ended December 31, 1999 compared to the year ended December 31, 1998 is not considered meaningful due to the Reorganization (equity method of accounting as compared to consolidated operating results) and therefore has not been included.

            Net income of Alliance Holding of $224.0 million or $2.93 diluted net income per Unit for 2000 increased $37.9 million or $0.40 per Unit from pro forma net income of $186.1 million or $2.53 diluted net income per Unit for 1999. The increase reflects higher equity in earnings of the Operating Partnership, partially offset by a corresponding increase in income taxes primarily related to the 3.5% federal tax on partnership gross income from the active conduct of a trade or business.

            Pro forma net income of Alliance Holding of $186.1 million or $2.53 diluted net income per Unit for 1999 increased $66.2 million or $0.87 per Unit from pro forma net income of $119.9 million or $1.66 diluted net income per Unit for 1998. The increase reflects higher equity in earnings of the Operating Partnership, partially offset by a corresponding increase in income taxes primarily related to the 3.5% federal tax on partnership gross income from the active conduct of a trade or business.

CAPITAL RESOURCES AND LIQUIDITY

            Alliance Holding’s partners’ capital was $1,260.6 million at December 31, 2000, an increase of $995.0 million or 374.6% from $265.6 million at December 31, 1999. The increase is primarily due to $1,010.5 million representing Alliance Holding’s proportionate share of certain partners’ capital transactions of the Operating Partnership and net income of $224.0 million, partially offset by cash distributions to Alliance Holding Unitholders of $229.2 million.

            Alliance Holding’s partners’ capital was $265.6 million at December 31, 1999, a decrease of $164.7 million or 38.3% from $430.3 million at December 31, 1998. The decrease principally reflects net income of $382.8 million less cash distributions to Alliance Holding Unitholders of $260.7 million and a reduction of $303.4 million recorded in connection with the Reorganization. The decrease recorded in connection with the Reorganization reflects the transfer, at book value, of $518.8 million in Alliance Holding’s partners’ capital to the Operating Partnership in exchange for Alliance Holding’s receipt of all Alliance Capital Units and the exchange by Alliance Holding Unitholders of approximately 58% of the then-outstanding Alliance Holding Units for Alliance Capital Units, which resulted in an initial investment of $215.4 million.

            Alliance Holding’s cash and cash equivalents remained unchanged in 2000. Cash inflows included $229.2 million from operations. Cash outflows included $229.2 million in distributions to Alliance Holding Unitholders and cash used in investment activities of $19.7 million.

            Management believes that the cash flow from its ownership of Units of the Operating Partnership will provide Alliance Holding with the financial resources to meet its capital requirements.

CASH DISTRIBUTIONS

            Subsequent to the Reorganization, Alliance Holding’s principal sources of income and cash flow are attributable to its ownership of Alliance Capital Units. Alliance Holding is required to distribute all of its Available Cash Flow, as defined in the Alliance Holding Partnership Agreement, to its Partners and Alliance Holding Unitholders. Alliance Holding’s Available Cash Flow and distributions per Alliance Holding Unit for the years ended December 31, 2000, 1999 and 1998 were as follows:

AVAILABLE CASH FLOW:

	2000	1999	1998

Available Cash Flow (in thousands)	$224,693	$345,061	$278,363
Distributions per Alliance Holding Unit	$3.11	$2.49	$1.62

COMMITMENTS AND CONTINGENCIES

            Alliance Capital and Alliance Holding are involved in various inquiries, administrative proceedings and litigation, some of which allege substantial damages.  While any proceeding or litigation has the element of uncertainty, Alliance Capital and Alliance Holding believe that the outcome of any lawsuit or claim that is pending or threatened, or all of them combined will not have a material adverse effect on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

CHANGES IN ACCOUNTING PRINCIPLES

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”. Management adopted this statement on January 1, 2001, and the adoption did not  have a material effect on Alliance Holding’s results of operations, liquidity, or capital resources.

            In December 1999, the Securities Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (“SAB 101”). Management adopted SAB 101 in fourth quarter 2000 and its adoption did not have a material effect on the Operating Partnership’s financial condition, results of operations, liquidity or capital resources.

FORWARD-LOOKING STATEMENTS

            Certain statements provided by Alliance Holding and Alliance Capital in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of such factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions and government regulations, including changes in tax rates. Alliance Holding and Alliance Capital caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; Alliance Holding and Alliance Capital undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

ALLIANCE CAPITAL
REORGANIZATION AND BERNSTEIN ACQUISITION

            Effective October 29, 1999, Alliance Holding  reorganized by transferring its business to Alliance Capital in exchange for all of the Alliance Capital Units.  As part of the Reorganization, Alliance Holding offered each Alliance Holding Unitholder the opportunity to exchange Alliance Holding Units for Alliance Capital Units on a one-for-one basis. The Operating Partnership recorded the transferred assets and assumption of liabilities at the amounts reflected in Alliance Holding’s books and records on the date of transfer. Since the Reorganization, the Operating Partnership has conducted the diversified investment management services business formerly conducted by Alliance Holding, and Alliance Holding’s business has consisted of holding Alliance Capital Units and engaging in related activities. Alliance , an indirect wholly-owned subsidiary of AXA Financial, is the general partner of both Alliance Holding and the Operating Partnership. AXA Financial is an indirect wholly owned subsidiary of AXA, a French company, that is a holding company for an international group of insurance and related financial services companies. Alliance Capital is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange while Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

            On October 2, 2000, the Operating Partnership acquired the business and assets of SCB Inc., an investment research and management company formerly known as Bernstein, and assumed the liabilities of Bernstein. The purchase price consisted of a cash payment of $1.4754 billion and 40.8 million newly issued Alliance Capital Units. AXA Financial purchased approximately 32.6 million newly issued Alliance Capital Units for $1.6 billion on June 21, 2000 to fund the cash portion of the purchase price.

            At December 31, 2000, Alliance Holding owned approximately 73.2 million, or 30%, of the issued and outstanding Alliance Capital Units. Alliance owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At December 31, 2000, AXA Financial was the beneficial owner of approximately 2% of the outstanding Alliance Holding Units and approximately 53% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 53% in the Operating Partnership.  At December 31, 2000, SCB Partners Inc., a wholly owned subsidiary of SCB Inc., was the beneficial owner of approximately 17% of the outstanding Alliance Capital Units.

THE OPERATING PARTNERSHIP

            The Operating Partnership provides diversified investment management and related services globally to a broad range of clients including (a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and affiliates such as AXA and its insurance company subsidiaries, by means of separate accounts, sub-advisory relationships resulting from the efforts of the institutional marketing department, structured products, group trusts and mutual funds and classes of mutual fund shares sold exclusively to institutional investors and high net worth individuals, (b) private clients, consisting of high net worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separate accounts, hedge funds and certain other vehicles, (c) individual investors by means of publicly distributed mutual funds sponsored by the Operating Partnership, its subsidiaries and affiliated joint venture companies including cash management products such as money market funds and deposit accounts and sub-advisory relationships in respect of mutual funds sponsored by third parties resulting from the efforts of the mutual fund marketing department (“Alliance Mutual Funds”) and “wrap” products, and (d) institutional investors by means of in-depth research, portfolio strategy, trading and brokerage-related services.  The Operating Partnership and its subsidiaries provide investment management, distribution and shareholder and administrative services to the Alliance Mutual Funds.

            All services currently provided by the Operating Partnership were provided by Alliance Holding prior to the Reorganization.

            The Operating Partnership’s revenues are largely dependent on the total value and composition of assets under its management. Assets under management grew 23.2% to $453.7 billion as of December 31, 2000 primarily as a result of the Bernstein Acquisition, which added $85.8 billion at October 2, 2000, and continuing net sales of Alliance Mutual Funds, offset by market depreciation. Active equity and balanced account assets under management, which comprise approximately 63.5% of total assets under management, grew 31.3%. Active fixed income account assets under management, which comprise 28.7% of total assets under management, increased by 14.7%.

            On December 22, 1998, a subsidiary of Alliance Holding acquired Whittingdale Holdings Limited (“Whittingdale”). The purchase price consists of an initial payment of $4.8 million in cash and deferred payments of $3.5 million and $3.2 million, based on the attainment of certain revenue levels by Whittingdale. In connection with the Reorganization, the Operating Partnership assumed all of Alliance Holding’s rights and obligations with respect to the Whittingdale acquisition. The Operating Partnership also has agreed to pay up to $6.7 million to the former owner of Whittingdale. The amount of this payment is based upon revenues in the year 2003 and will be expensed if and when the payment is incurred.

            In 2000, sales of Alliance Mutual Fund shares grew to $58.1 billion compared to sales of $47.6 billion in 1999.  The increase, principally equity funds sold to both U.S. and non-U.S. investors, reduced by an increase in mutual fund redemptions, resulted in net Alliance Mutual Fund sales of $23.0 billion, a decrease of 16.1% from $27.4 billion in 1999.

ASSETS UNDER MANAGEMENT(1)
(Dollars in billions)

	12/31/00	12/31/99	% Change	12/31/99	12/31/98	% Change
Retail	$163.3	$155.2	5.2%	$155.2	$108.4	43.2%
Institutional investment management	253.6	207.6	22.2	207.6	174.0	19.3
Private client	36.8	5.5	569.1	5.5	4.3	27.9
	$453.7	$368.3	23.2%	$368.3	$286.7	28.5%

ASSETS UNDER MANAGEMENT BY INVESTMENT ORIENTATION(1)
(Dollars in billions)

	12/31/00	12/31/99	% Change	12/31/99	12/31/98	% Change
Active equity & balanced - Growth
Domestic	$166.9	$180.2	(7.4)%	$180.2	$133.2	35.3%
Global & international	30.5	27.9	9.3	27.9	12.5	123.2
Active equity & balanced - Value
Domestic	72.6	11.2	548.2	11.2	8.9	25.8
Global & international	18.3	0.2	9,050.0	0.2	0.1	100.0
Total active equity & balanced	288.3	219.5	31.3	219.5	154.7	41.9
Active fixed income
Domestic	109.1	97.6	11.8	97.6	88.5	10.3
Global & international	20.9	15.7	33.1	15.7	14.1	11.3
Passive
Domestic	30.0	29.1	3.1	29.1	24.7	17.8
Global & international	5.4	6.4	(15.6)	6.4	4.7	36.2
Total	$453.7	$368.3	23.2%	$368.3	$286.7	28.5%

AVERAGE ASSETS UNDER MANAGEMENT(1)
(Dollars in billions)

	2000	1999	% Change	1999	1998	% Change
Retail	$167.7	$125.8	33.3%	$125.8	$93.2	35.0%
Institutional investment management	220.7	184.0	19.9	184.0	154.2	19.3
Private client	11.5	4.8	139.6	4.8	3.1	54.8
Total	$399.9	$314.6	27.1%	$314.6	$250.5	25.6%

ANALYSIS OF ASSETS UNDER MANAGEMENT (1)
(Dollars in billions)

	2000				1999
		Institutional Investment Mgmt				Institutional Investment Mgmt
			Private Client				Private Client
	Retail			Total	Retail			Total
Balance at January 1,	$155.2	$207.6	$5.5	$368.3	$108.4	$174.0	$4.3	$286.7
Bernstein Acquisition	-	55.0	30.8	85.8	-	-	-	-
Sales/new accounts	56.0	18.8	1.5	76.3	44.3	10.0	0.9	55.2
Redemptions/terminations	(32.9)	(11.5)	(1.9)	(46.3)	(20.7)	(3.6)	(0.2)	(24.5)
Net cash management sales	2.9	2.9	-	5.8	4.1	1.6	-	5.7
Cash flow	(0.6)	(6.0)	(0.5)	(7.1)	(2.8)	(4.3)	-	(7.1)
Net market appreciation (depreciation)	(17.3)	(13.2)	1.4	(29.1)	21.9	29.9	0.5	52.3
Net change	8.1	46.0	31.3	85.4	46.8	33.6	1.2	81.6
Balance at December 31,	$163.3	$253.6	$36.8	$453.7	$155.2	$207.6	$5.5	$368.3

(1)	Excludes certain non-discretionary relationships. Includes 100% of assets under management by unconsolidated affiliates as follows: $2.7 billion retail assets and $1.1 billion institutional investment management assets at December 31, 2000 and $2.2 billion retail assets and $0.6 billion institutional investment management assets at December 31, 1999. The 1999 presentation has been reclassified to conform to the 2000 presentation.

            Assets under management at December 31, 2000 were $453.7 billion, an increase of $85.4 billion or 23.2% from December 31, 1999.  Retail assets under management at December 31, 2000 were $163.3 billion, an increase of $8.1 billion or 5.2% from December 31, 1999. This increase was due principally to net sales of $23.1 billion and net cash management sales of $2.9 billion, offset by market depreciation of $17.3 billion and net negative cash flows of $0.6 billion. Institutional investment management assets under management at December 31, 2000 were $253.6 billion, an increase of $46.0 billion or 22.2% from December 31, 1999. This increase was due to the Bernstein Acquisition which added $55.0 billion, net sales and new accounts of $7.3 billion and net institutional cash management sales of $2.9 billion, offset by net negative cash flows of $6.0 billion and market depreciation of $13.2 billion. Private client assets under management at December 31, 2000 were $36.8 billion, an increase of $31.3 billion from December 31, 1999. This increase was due principally to the Bernstein Acquisition which added $30.8 billion and market appreciation of $1.4 billion, offset by net redemptions and account terminations of $0.4 billion and net negative cash flows of $0.5 billion.

            Assets under management at December 31, 1999 were $368.3 billion, an increase of $81.6 billion or 28.5% from December 31, 1998. Retail assets under management at December 31, 1999 were $155.2 billion, an increase of $46.8 billion or 43.2% from December 31, 1998. This increase was due principally to net sales of $23.6 billion, net cash management sales of $4.1 billion and market appreciation of $21.9 billion, offset by net negative cash flows of $2.8 billion. Institutional money management assets under management at December 31, 1999 were $207.6 billion, an increase of $33.6 billion or 19.3% from December 31, 1998. This increase was due to market appreciation of $29.9 billion, net sales and new accounts of $6.4 billion and net institutional cash management sales of $1.6 billion, offset by net negative cash flows of $4.3 billion. Private client assets under management at December 31, 1999 were $5.5 billion, an increase of $1.2 billion from December 31, 1998. This increase was due principally to net sales and new accounts of $0.7 billion and market appreciation of $0.5 billion.

            Cursitor Alliance LLC (“Cursitor Alliance”), a subsidiary of the Operating Partnership formed in connection with a 1996 acquisition, provides global asset allocation services to U.S. and non-U.S. institutional investors. Due to poor relative investment performance, Cursitor Alliance continues to experience client account terminations and asset withdrawals. Cursitor Alliance’s assets under management aggregated $0.8 billion, $1.3 billion and $1.7 billion at December 31, 2000, 1999, and 1998, respectively. Cursitor Holdings, L.P. (“CHLP”) exercised its option to require the Operating Partnership to purchase its minority interest in Cursitor Alliance for $10.0 million. See “Capital Resources and Liquidity”. During the fourth quarter of 2000, management of the Operating Partnership determined that the remaining value of the intangible assets recorded in connection with this acquisition was impaired and wrote-off the remaining balance, resulting in a charge of $16.6 million.

BASIS OF PRESENTATION – FINANCIAL RESULTS

            The following is a discussion of the results of operations for 2000 for the Operating Partnership compared to the 1999 combined results of operations of the Operating Partnership and, prior to the Reorganization, Alliance Holding, and of 1999 compared to 1998. The combined presentation is considered meaningful in understanding the diversified investment management business operated by Alliance Holding prior to the Reorganization and by the Operating Partnership thereafter.  All information prior to the Reorganization is that of Alliance Holding.

            Net income for 2000 increased $207.1 million or 44.9% to $668.7 million from net income of $461.6 million for 1999. Diluted net income per Unit for 2000 increased $0.61 or 23.6% to $3.20 from diluted net income per Unit of $2.59 for 1999. The increase was principally due to an increase in investment advisory and services fees, resulting from higher average assets under management, due principally to the Bernstein Acquisition, which was offset partially by higher operating expenses, principally employee compensation and benefits, promotion and servicing, and general and administrative expenses.

            Net income for 1999 increased $168.7 million or 57.6% to $461.6 million from net income of $292.9 million for 1998. Diluted net income per Unit for 1999 increased $0.93 or 56.0% to $2.59 from diluted net income per Unit of $1.66 for 1998. The increase was principally due to an increase in investment advisory and services fees, resulting from higher average assets under management and higher performance fees, which was offset partially by higher operating expenses, principally employee compensation and benefits and promotion and servicing expenses.

REVENUES(1)
(Dollars in millions)

	2000	1999	% Change	1999	1998	% Change
Investment advisory and services fees:
Retail	$999.5	$788.6	26.7%	$788.6	$539.6	46.1%
Institutional investment management	537.0	417.5	28.6	417.5	370.4	12.7
Private client	153.4	125.6	22.1	125.6	43.0	192.1
Subtotal	1,689.9	1,331.7	26.9	1,331.7	953.0	39.7
Distribution revenues	621.6	441.8	40.7	441.8	301.9	46.3
Institutional research services	56.3	-	n/a	-	-	n/a
Shareholder servicing fees	85.6	62.3	37.4	62.3	43.5	43.2
Other revenues, net	68.7	33.5	105.1	33.5	25.7	30.4
Total	$2,522.1	$1,869.3	34.9%	$1,869.3	$1,324.1	41.2%

(1)	Reflect revenues of the business of Bernstein from the date of the October 2, 2000 acquisition, revenues of Alliance Holding prior to the Reorganization and revenues of the Operating Partnership thereafter.

INVESTMENT ADVISORY AND SERVICES FEES

            Investment advisory and services fees, the largest component of the Operating Partnership’s revenues, are generally calculated as a small percentage of the value of assets under management and vary with the type of account managed. Fee income is therefore affected by changes in the amount of assets under management, including market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures.  The Operating Partnership’s investment advisory and services fees increased 26.9% and 39.7% in 2000 and 1999, respectively.

            Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated either as a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance fees are recorded as revenue at the end of the measurement period and will generally be higher in favorable markets and lower in unfavorable markets, which may increase the volatility of the Operating Partnership’s revenues and earnings.  Performance fees aggregated $72.5 million, $162.2 million, and $52.9 million in 2000, 1999 and 1998, respectively. Lower performance fees in 2000 were primarily the result of a decline in absolute returns in certain hedge funds investing in growth and technology stocks.  Higher performance fees in 1999 were primarily the result of strong capital markets which provided significant absolute and relative investment returns, new client accounts with performance fee arrangements and a refinement of the procedures for estimating such fees.

            Retail investment advisory and services fees increased by $210.9 million or 26.7% for 2000, primarily as a result of a 33.3% increase in average assets under management, offset by a $43.3 million decrease in performance fees.  Retail investment advisory and services fees increased by $249.0 million or 46.1% for 1999, primarily as a result of a 35.0% increase in average assets under management and higher performance fees of $37.2 million.

            Institutional investment management investment advisory and services fees increased by $119.5 million or 28.6% for 2000, due primarily to a 19.9% increase in average assets under management and an increase in performance fees of $50.8 million, primarily from the Bernstein Acquisition.  Institutional investment management investment advisory and services fees increased by $47.1 million or 12.7% for 1999, due primarily to a 19.3% increase in average assets under management, offset by lower performance fees of $2.9 million.

            Private client investment advisory and services fees increased by $27.8 million or 22.1% for 2000, primarily as a result of a 139.6% increase in average assets under management, primarily from the Bernstein Acquisition, offset by a $97.2 million decrease in performance fees.  Private client investment advisory and services fees increased by $82.6 million or 192.1% for 1999, primarily as a result of a 54.8% increase in average assets under management and higher performance fees of $75.0 million.

INSTITUTIONAL RESEARCH SERVICES

            Institutional research services revenue consists of brokerage transaction charges and underwriting syndicate revenues related to services provided to institutional investors by SCB LLC, a wholly owned subsidiary of the Operating Partnership.  Brokerage transaction charges earned and related expenses are recorded on a trade date basis.  Syndicate participation and underwriting revenues include gains, losses and fees, net of syndicate expenses, arising from securities offerings in which SCB LLC acts as an underwriter or agent.  Syndicate participation and underwriting revenues are recorded on the offering date. Revenues from institutional research services were $56.3 million for fourth quarter 2000.

DISTRIBUTION REVENUES

            The Operating Partnership’s subsidiary, AFD, acts as distributor of the Alliance Mutual Funds and receives distribution plan fees from those funds in reimbursement of distribution expenses it incurs. Distribution revenues increased 40.7% and 46.3% in 2000 and 1999, respectively, principally due to higher average mutual fund assets under management attributable to sales of Back-End Load Shares under the Operating Partnership’s mutual fund distribution system (the “System”), described under “Capital Resources and Liquidity”.

SHAREHOLDER SERVICING FEES

            The Operating Partnership’s subsidiaries, Alliance Global Investor Services, Inc. and ACM Global Investor Services S.A., provide transfer agency services to the Alliance Mutual Funds.  Shareholder servicing fees increased 37.4% and 43.2% in 2000 and 1999, respectively, the result of increases in the number of mutual fund shareholder accounts serviced. The number of shareholder accounts serviced increased to approximately 6.5 million as of December 31, 2000, compared to approximately 5.4 million and 3.8 million as of December 31, 1999 and 1998, respectively.

OTHER REVENUES, NET

            Other revenues, net consist principally of administration and recordkeeping services provided to the Alliance Mutual Funds and the General Accounts of Equitable, a wholly owned subsidiary of AXA Financial, and its insurance company subsidiary.  Investment income and changes in value of other investments are also included. Subsequent to the Bernstein Acquisition, other revenues, net also includes net interest income earned on securities loaned to and borrowed from brokers and dealers. Other revenues, net increased for 2000 primarily as a result of higher interest income, including $29.8 million in interest earned on the proceeds from AXA Financial’s purchase of 32,619,775 newly issued Operating Partnership Units on June 21, 2000. Other revenues, net increased for 1999 principally as a result of higher reimbursements for administration and recordkeeping services, increases in the market value of investments in hedge funds sponsored by the Operating Partnership and higher dividend income.

EXPENSES(1)
(Dollars in millions)

	2000	1999	% Change	1999	1998	% Change
Employee compensation and benefits	$651.9	$508.6	28.2%	$508.6	$340.9	49.2%
Promotion and servicing	844.4	620.6	36.1	620.6	460.3	34.8
General and administrative	226.7	184.8	22.7	184.8	162.3	13.9
Interest	44.2	22.6	95.6	22.6	7.6	197.4
Amortization of intangible assets	46.3	3.9	1,087.2	3.9	4.3	(9.3)
Non-recurring items, net	(0.8)	-	n/a	-	-	n/a
Total	$1,812.7	$1,340.5	35.2%	$1,340.5	$975.4	37.4%
(1)	Reflect expenses of the business of Bernstein from the date of the October 2, 2000 acquisition, expenses of Alliance Holding prior to the Reorganization and expenses of the Operating Partnership thereafter.

EMPLOYEE COMPENSATION AND BENEFITS

            In connection with the Reorganization, all employees of Alliance Holding became employees of the Operating Partnership effective October 29, 1999.  In connection with the Bernstein Acquisition, all employees of Bernstein subsidiaries became employees of the Operating Partnership effective October 2, 2000.  Employee compensation and benefits, which represent approximately 36.0% of total expenses in 2000, include salaries, commissions, fringe benefits and incentive compensation based on profitability. Provisions for future payments to be made under certain deferred compensation arrangements are also included in employee compensation and benefits expense.

            Employee compensation and benefits increased 28.2% and 49.2% in 2000 and 1999, respectively, primarily as a result of higher incentive compensation due to increased operating earnings and increased base compensation and commissions. Incentive compensation increased in 2000 due to higher operating earnings and costs associated with a new deferred compensation plan adopted in connection with the Bernstein Acquisition, offset in part by lower incentive compensation resulting from lower performance fees. Incentive compensation increased in 1999 due to higher operating earnings and incentive compensation from higher performance fees. Base compensation increased principally due to an increase in the number of employees due to the Bernstein Acquisition and in support of Alliance’s growing mutual fund operations combined with salary increases. The Operating Partnership had 4,438 employees at December 31, 2000 compared to 2,396 in 1999 and 2,075 employees of Alliance Holding at December 31, 1998. Commissions increased primarily due to the Bernstein Acquisition.

PROMOTION AND SERVICING

            Promotion and servicing expenses, which represent approximately 46.6% of total expenses in 2000, include distribution plan payments to financial intermediaries for distribution of sponsored mutual funds and cash management services’ products and amortization of deferred sales commissions paid to financial intermediaries for the sale of Back-End Load Shares under the System.  See “Capital Resources and Liquidity”.  Also included in this expense category are travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute the Operating Partnership’s mutual fund products.

            Promotion and servicing expenses increased 36.1% and 34.8% in 2000 and 1999, respectively, primarily due to increased distribution plan payments resulting from higher average domestic, offshore and cash management assets under management. An increase in amortization of deferred sales commissions of $55.7 million for 2000 as a result of sales of Back-End Load Shares also contributed to the increase in promotion and servicing expense. Other promotion and servicing expenses increased for 2000 and 1999 primarily as a result of higher travel and entertainment costs and higher promotional expenditures incurred in connection with mutual fund sales initiatives.

GENERAL AND ADMINISTRATIVE

            General and administrative expenses, which represent approximately 12.5% of total expenses in 2000, are costs related to operations, including technology, professional fees, occupancy, communications, equipment and similar expenses. General and administrative expenses increased 22.7% and 13.9% in 2000 and 1999, respectively, due principally to increased occupancy and other costs related to the Bernstein Acquisition and higher technology expenses incurred in connection with the Year 2000 project and other technology initiatives such as the Euro conversion. A $10.0 million provision was recorded in 1998 for the acquisition of the minority interest in Cursitor Alliance held by CHLP.  CHLP exercised its option to require the Operating Partnership to purchase its minority interest in Cursitor Alliance for $10.0 million.  See “Capital Resources and Liquidity”.

INTEREST

            Interest expense is incurred on the Operating Partnership’s borrowings and on deferred compensation owed to employees.  Interest expense increased for 2000 and 1999 primarily as a result of higher debt and an increase in interest accrued on deferred compensation liabilities.

AMORTIZATION OF INTANGIBLE ASSETS

            Amortization of intangible assets is attributable to the intangible assets recorded in connection with the acquisitions made by the Operating Partnership, including the Bernstein Acquisition on October 2, 2000, and the acquisition of ACMC, Inc., the predecessor of both Alliance Holding and the Operating Partnership, by ELAS during 1985.  Amortization of intangibles increased for 2000 principally due to the Bernstein Acquisition.

TAXES ON INCOME

            The Operating Partnership, a private limited partnership, is not subject to federal or state corporate income taxes.  However, the Operating Partnership is subject to the New York City unincorporated business tax.  Domestic corporate subsidiaries of the Operating Partnership are subject to federal, state and local income taxes, and are generally included in the filing of a consolidated federal income tax return; separate state and local income tax returns are filed.  Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located.

            Income tax expense of $40.6 million in 2000 decreased by $26.6 million from 1999 primarily as a result of a lower effective tax rate due to the Reorganization. Income tax expense of $67.2 million in 1999 increased by $11.4 million primarily as a result of higher pre-tax income partially offset by a lower combined effective tax rate.

CAPITAL RESOURCES AND LIQUIDITY

            Partners’ capital of the Operating Partnership was $4,133.7 million at December 31, 2000, an increase of $3,581.0 million or 647.9% from partners’ capital at December 31, 1999.  On October 2, 2000, the Operating Partnership completed the Bernstein Acquisition for $1,475.4 million in cash and 40.8 million newly issued Operating Partnership Units. On June 21, 2000, AXA Financial purchased from the Operating Partnership 32,619,775 newly issued Operating Partnership Units for $1.6 billion and the Operating Partnership used the proceeds primarily to finance the cash portion of the Bernstein Acquisition. The Operating Partnership’s partners’ capital at December 31, 1999 increased by $122.4 million or 28.4% from Alliance Holding’s partner’s capital of $430.3 million at December 31, 1998.

            Cash flow from operations, proceeds from borrowings and proceeds from the issuance of Operating Partnership Units to AXA Financial and its subsidiaries have been the Operating Partnership’s and, prior to the Reorganization, Alliance Holding’s principal sources of working capital.

            The Operating Partnership’s cash and cash equivalents increased by $136.1 million in 2000. Cash inflows included $682.4 million from operations, the sale of Operating Partnership Units to AXA Financial for $1,600.0 million, net borrowings of $368.4 million and $19.7 million of proceeds from employee options exercised for Alliance Holding Units. Cash outflows included $1,475.4 million for the Bernstein Acquisition, $633.2 million in distributions to its General Partner and Unitholders, net purchases of cash and securities for $620.7 million, the purchase of Alliance Holding Units by subsidiaries of the Operating Partnership for deferred compensation plans of $146.6 million, net purchases of investments of $203.7 million and $75.8 million in capital expenditures.

            In connection with a 1996 acquisition, Alliance Holding obtained an option to purchase the minority interest held by CHLP in Cursitor Alliance, and CHLP obtained an option to sell its minority interest to Alliance Holding for cash, Alliance Holding Units, or a combination thereof with a value of not less than $10.0 million or more than $37.0 million (“Buyout Price”). The Operating Partnership assumed all of Alliance Holding’s rights and obligations with respect to CHLP in connection with the Reorganization. CHLP exercised its option to require the Operating Partnership to purchase its minority interest in Cursitor Alliance for a Buyout Price of $10.0 million.

            The Operating Partnership's mutual fund distribution system includes a multi-class share structure. The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares.  The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AFD at the time of sale.  AFD in turn compensates the financial intermediaries distributing the funds from the front-end sales charge paid by investors.  For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge (“CDSC”) to AFD.  While AFD is obligated to compensate the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds.  Payments made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, reduced cash flow from operations by approximately $330.6 million and $393.4 million during 2000 and 1999, respectively.  Management believes AFD will recover the payments made to financial intermediaries for the sale of Back-End Load Shares from the higher distribution fees and CDSC it receives over periods not exceeding 5 1/2 years.

            During 1998, Alliance Holding increased its commercial paper program to $425 million and entered into a $425 million five-year revolving credit facility with a group of commercial banks.  Under the credit facility, the interest rate, at the option of the borrower, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate.  A facility fee is payable on the total facility.  Borrowings under the credit facility and the commercial paper program may not exceed $425 million in the aggregate.  In connection with the Reorganization, the Operating Partnership assumed Alliance Holding’s rights and obligations under the five-year revolving credit facility and the commercial paper program.  The revolving credit facility will be used to provide back-up liquidity for the Operating Partnership's commercial paper program, to fund commission payments to financial intermediaries for the sale of Back-End Load Shares under the Operating Partnership's mutual fund distribution system, and for general working capital purposes.

            During July 1999, Alliance Holding entered into a $200 million three-year revolving credit facility with a group of commercial banks.  In connection with the Reorganization, the Operating Partnership assumed Alliance Holding’s rights and obligations under the three-year revolving credit facility.  The new revolving credit facility, the terms of which are generally similar to the $425 million credit facility, will be used to fund commission payments to financial intermediaries for the sale of Back-End Load Shares under the Operating Partnership’s mutual fund distribution system and for general working capital purposes.

            During October 2000, the Operating Partnership entered into a $250 million two-year revolving credit facility the terms of which are substantially similar to the $425 million and $200 million revolving credit facilities.

            The revolving credit facilities contain covenants which, among other things, require the Operating Partnership to meet certain financial ratios. The Operating Partnership was in compliance with the covenants at December 31, 2000.

            In December 1999, the Operating Partnership established a $100 million Extendible Commercial Notes (“ECN”) program as a supplement to its $425 million commercial paper program.  ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

            At December 31, 2000 and 1999, the Operating Partnership had $396.9 million and $384.7 million of commercial paper outstanding, respectively, at effective interest rates of 6.7% and 5.9%, respectively. At December 31, 2000, the Operating Partnership had $98.2 million outstanding under the ECN program, at an effective interest rate of 6.8%.  At December 31, 2000, the Operating Partnership had $284 million outstanding under its revolving credit facilities, at an effective interest rate of 7.0%.  There were no amounts outstanding under the ECN program and the credit facilities at December 31, 1999.

            Debt also includes a loan note issued in connection with the Whittingdale acquisition in the aggregate principal amount of $3.1 million at December 31, 2000. The note bears interest at 5.4% per annum at December 31, 2000.

            The Operating Partnership’s substantial equity base and access to public and private debt, at competitive terms, should provide adequate liquidity for its general business needs.  Management believes that cash flow from operations and the issuance of debt and Alliance Capital or Alliance Holding Units will provide the Operating Partnership with the financial resources to meet its capital requirements for mutual fund sales and its other working capital requirements.

COMMITMENTS AND CONTINGENCIES

            The Operating Partnership’s capital commitments, which consist primarily of operating leases for office space, are generally funded from future operating cash flows.

            Alliance Capital and Alliance Holding are involved in various inquiries, administrative proceedings and litigation, some of which allege substantial damages.  While any proceeding or litigation has the element of uncertainty, Alliance Capital and Alliance Holding believe that the outcome of any lawsuit or claim that is pending or threatened, or all of them combined, will not have a material adverse effect on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

CHANGES IN ACCOUNTING PRINCIPLES

            The accounting policies summarized below are followed by the Operating Partnership subsequent to the October 29, 1999 Reorganization and were followed by Alliance Holding prior to the Reorganization.

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”. Management adopted this Statement on January 1, 2001, and the adoption did not have a material effect on the Operating Partnership’s results of operations, liquidity, or capital resources.

            In December 1999, the SEC issued SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Management adopted SAB 101 in fourth quarter 2000 and its adoption did not have a material effect on the Operating Partnership’s financial condition, results of operations, liquidity or capital resources.

CASH DISTRIBUTIONS

            The Operating Partnership is required to distribute all of its Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) to the General Partner and Alliance Capital Unitholders.  Alliance Holding is also required to distribute all of its Available Cash Flow (as defined in the Alliance Holding Partnership Agreement).  The Available Cash Flow of the Operating Partnership for 2000, the combined Available Cash Flow of the Operating Partnership for the two months ended December 31, 1999 and Alliance Holding for the ten months ended October 29, 1999, and the Available Cash Flow of Alliance Holding for the year ended December 31, 1998 were as follows:

CASH DISTRIBUTIONS
(Dollars in thousands)

	2000	1999	1998
Available Cash Flow	$689,516	$405,328	$278,363
Special distribution	-	36,455	-
Total distribution	$689,516	$441,783	$278,363
Distribution per Unit	$3.40	$2.55	$1.62

FORWARD-LOOKING STATEMENTS

            Certain statements provided by Alliance Capital and Alliance Holding in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  The most significant of such factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions, and government regulations, including changes in tax rates. Alliance Capital and Alliance Holding caution readers to carefully consider such factors.  Further, such forward-looking statements speak only as of the date on which such statements are made; Alliance Capital and Alliance Holding undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk

ALLIANCE HOLDING
MARKET RISK, RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS

Alliance Holding’s investment consists solely of Alliance Capital Units and it was not a party to any derivative financial instruments during the year ended December 31, 2000 and the period from November 1, 1999 to December 31, 1999.

ALLIANCE CAPITAL
MARKET RISK, RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS

            The Operating Partnership’s investments consist of investments, available-for-sale, and other investments. Investments, available-for-sale, include equity and fixed income mutual funds and money market investments.  The carrying value of the money market investments approximates fair value. Although investments, available-for-sale, are purchased for long-term investment, the portfolio strategy considers them available-for-sale from time to time due to changes in market interest rates, equity prices and other relevant factors.  Other investments include investments in hedge funds sponsored by the Operating Partnership.

NON TRADING MARKET RISK SENSITIVE INSTRUMENTS

INVESTMENTS WITH INTEREST RATE RISK – FAIR VALUE

            The table below provides the Operating Partnership’s potential exposure, measured in terms of fair value, to an immediate 100 basis point increase in interest rates from the levels prevailing at December 31, 2000. A 100 basis point fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent management’s view of future market changes.  While these fair value measurements provide a representation of interest rate sensitivity of fixed income mutual funds and fixed income hedge funds, they are based on the portfolio exposures at a particular point in time and may not be representative of future market results.  These exposures will change as a result of ongoing changes in investments in response to management’s assessment of changing market conditions and available investment opportunities (in thousands):

	At December 31, 2000	+100 Basis Point Change
Fixed income investments	$6,954	$(321)

INVESTMENTS WITH EQUITY PRICE RISK – FAIR VALUE

            The Operating Partnership’s investments also include investments in equity mutual funds and equity hedge funds. The following table provides the Operating Partnership’s potential exposure from those investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing at December 31, 2000.  A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent management’s view of future market changes.  While these fair value measurements provide a representation of equity price sensitivity of equity mutual funds and equity hedge funds, they are based on the portfolio exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to management’s assessment of changing market conditions and available investment opportunities (in thousands):

	At December 31, 2000	-10% Equity Price Change
Equity investments	$49,140	$(4,914)

DERIVATIVE FINANCIAL INSTRUMENTS – FAIR VALUE

The Operating Partnership utilizes an interest rate cap to reduce its exposure to interest rate risk by effectively placing an interest rate ceiling or “cap” on interest payable on up to $100 million of the debt outstanding under the Operating Partnership’s commercial paper program and five-year revolving credit facility. The interest rate cap expires in December 2001. The $100 million notional principal amount does not represent the Operating Partnership’s exposure to credit risk, but is only a basis to determine the payment obligation of the counterparty.  During the three-year term of the interest rate cap, the Operating Partnership will receive monthly payments from the counterparty based on the excess, if any, of the stated reference rate over 6% times the notional amount. Should the counterparty fail to perform its obligations under the agreement, the Operating Partnership’s borrowing costs on the first $100 million of debt outstanding could exceed 6%. However, at this time the Operating Partnership does not have any reason to believe that the counterparty would fail to perform. While the notional amount is the most commonly used measure of volume in the derivatives market, it is not used by the Operating Partnership as a measure of risk as the notional amount exceeds the possible loss that could arise from the interest rate cap.  Mark to market exposure is a point-in-time measure of the value of a derivative contract on the open market.  A positive value indicates existence of credit risk for the Operating Partnership as the counterparty would owe money to the Operating Partnership if the contract were closed.  At year end 2000, the market value of the Operating Partnership’s derivative was $135,000 representing the time value and intrinsic value components of the fair value.  The table below provides the interest rate sensitivity of the interest rate cap.  These exposures will change as a result of ongoing portfolio and risk management activities (in thousands, except for term):

	Notional Amount	Term/ Years	- 100 Basis Point Change	Fair Value at December 31, 2000	+ 100 Basis Point Change
Interest rate cap	$100,000	3	$(125)	$135	$896

DEBT-FAIR VALUE

            At year end 2000, the aggregate fair value of long-term debt issued by the Operating Partnership was $3.1 million. The table below provides the potential fair value exposure to an immediate 100 basis point decrease in interest rates from those prevailing at year end 2000 (in thousands):

	At December 31, 2000	-100 Basis Point Change
Long-term debt	$3,100	$143

Item 8.            Financial Statements and Supplementary Data

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Statements of Financial Condition
(in thousands)

	December 31,
	2000	1999
ASSETS

Fees receivable	$2,244	$1,883
Investment in Operating Partnership	1,266,587	270,177
Other assets	6	-
Total assets	$1,268,837	$272,060

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Payable to operating partnership	$6,849	$5,843
Accounts payable and accrued expenses	1,438	609
Total liabilities	8,287	6,452

Commitments and contingencies

Partners' capital:
General Partner; 100,000 Alliance Holding Units issued and outstanding	1,745	366
Limited partners; 73,084,232 and 72,159,583 Alliance Holding Unit issued and outstanding	1,258,805	265,242
Total partners' capital	1,260,550	265,608
Total liabilities and partners' capital	$1,268,837	$272,060

See accompanying Notes to Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.*

Statements of Income
For the Years Ended December 31,
(in thousands, except per Unit amounts)

	2000	1999	1998
Revenues:
Equity in earnings of Operating Partnership	$244,922	$52,665	$-
Investment advisory and services fees	-	1,007,503	952,992
Distribution revenues	-	354,161	301,846
Shareholder servicing fees	-	50,696	43,475
Other revenues	-	26,130	25,743
	244,922	1,491,155	1,324,056

Expenses:
Employee compensation and benefits	-	370,795	340,923
Promotion and servicing:
Distribution plan payments	-	274,920	266,400
Amortization of deferred sales commissions	-	132,713	108,853
Other	-	94,934	85,087
General and administrative	-	151,369	162,323
Interest	-	16,729	7,586
Amortization of intangible assets	-	3,211	4,172
	-	1,044,671	975,344

Income before income taxes	244,922	446,484	348,712
Income taxes	20,952	63,642	55,796
Net income	$223,970	$382,842	$292,916
Net income per Alliance Holding Unit:
Basic	$3.10	$2.61	$1.71
Diluted	$2.93	$2.53	$1.66

*	As discussed in Notes 1 and 3, the financial information above reflects the consolidated operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and the use of the equity method of reporting thereafter.

See accompanying Notes to Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.*

Statements of Changes in Partners' Capital
and Comprehensive Income
For the Years Ended December 31,
(in thousands, except per Unit amounts)

	General	Limited	Capital	Deferred	Accumulated Other	Total
	Partner's	Partners'	Contributions	Compensation	Comprehensive	Partners’
	Capital	Capital	Receivable	Expense	Income	Capital
Balance at December 31, 1997	$4,327	$428,353	$(29,123)	$(3,500)	$(2,006)	$398,051

Comprehensive Income:
Net income	2,929	289,987	-	-	-	292,916
Other comprehensive income:
Unrealized gain on investments, net	-	-	-	-	837	837
Foreign currency translation adjustment, net	-	-	-	-	834	834
Comprehensive Income	2,929	289,987	-	-	1,671	294,587

Cash distributions to partners ($1.60 per Unit)	(2,744)	(271,700)	-	-	-	(274,444)
Amortization of deferred compensation expense	-	-	-	3,000	-	3,000
Capital contributions from General Partner	-	-	716	-	-	716
Compensation plan accrual	21	2,091	(2,112)	-	-	-
Proceeds from options for Alliance Holding Units exercised	84	8,279	-	-	-	8,363
Balance at December 31, 1998	4,617	457,010	(30,519)	(500)	(335)	430,273

Comprehensive Income:
Net income	3,347	331,399	-	-	-	334,746
Other comprehensive income:
Unrealized gain on investments, net	-	-	-	-	370	370
Foreign currency translation adjustment, net	-	-	-	-	1,035	1,035
Comprehensive Income	3,347	331,399	-	-	1,405	336,151

Cash distributions to partners ($2.07 per Unit)	(2,608)	(258,137)	-	-	-	(260,745)
Amortization of deferred compensation expense	-	-	-	500	-	500
Capital contributions from General Partner	-	-	686	-	-	686
Compensation plan accrual	18	1,752	(1,770)	-	-	-
Proceeds from options for Alliance Holding Units exercised	120	11,853	-	-	-	11,973
	5,494	543,877	(31,603)	-	1,070	518,838

October 29, 1999 Reorganization	(5,194)	(328,743)	31,603	-	(1,070)	(303,404)
Balance after October 29, 1999 Reorganization	300	215,134	-	-	-	215,434
Net income	66	48,030	-	-	-	48,096
Proceeds from options for Alliance Holding Units exercised	-	2,078	-	-	-	2,078
Balance at December 31, 1999	366	265,242	-	-	-	265,608
Comprehensive Income:					-
Net income	310	223,660	-	-	-	223,970
Comprehensive Income	310	223,660	-	-	-	223,970

Change in proportionate share of Operating Partnership’s partners’ capital	1,387	1,009,143	-	-	-	1,010,530
Cash distributions to partners ($3.18 per Unit)	(318)	(228,925)	-	-	-	(229,243)
Purchase of Alliance Holding Units to fund deferred compensation plans	-	(2,002)	-	-	-	(2,002)
Purchase of Alliance Holding Units	-	(28,042)	-	-	-	(28,042)
Proceeds from options for Alliance Holding Units exercised	-	19,729	-	-	-	19,729
Balance at December 31, 2000	$1,745	$1,258,805	$-	$-	$-	$1,260,550

*	As discussed in Notes 1 and 3, the financial information above reflects the consolidated operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and the use of the equity method of reporting thereafter.

See accompanying Notes to Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.*

Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

	2000	1999	1998
Cash flows from operating activities:
Net income	$223,970	$382,842	$292,916
Adjustments to reconcile net income to net cash provided
from operating activities:
Equity in earnings of Operating Partnership	(244,922)	(52,665)	-
Amortization and depreciation	-	152,635	129,374
Operating Partnership distributions received	248,727	-	-
Other, net	-	18,120	12,873
Changes in assets and liabilities:
(Increase) in receivable from brokers and dealers	-	(15,777)	(90,389)
(Increase) in fees receivable	(361)	(59,831)	(32,399)
(Increase) in deferred sales commissions	-	(326,258)	(232,514)
(Increase) in other investments	-	(17,935)	(14,708)
(Increase) in other assets	(6)	(278)	(10,666)
Increase in payable to Operating Partnership	1,006	-	-
Increase in payable to Alliance Mutual Funds	-	7,981	102,321
Increase (decrease) in broker and dealer payable	-	(8,178)	10,722
Increase in accounts payable and accrued expenses	829	10,948	62,861
Increase in accrued compensation and benefits, less deferred compensation	-	167,304	27,634
Net cash provided from operating activities	229,243	258,908	258,025

Cash flows from investing activities:
Investment in Operating Partnership from exercises of options	(19,729)	(2,078)	-
Purchase of investments	-	(888,180)	(476,826)
Proceeds from sale of investments	-	900,130	430,266
Purchase of businesses, net of cash acquired	-	(142)	(2,911)
Additions to furniture, equipment and leasehold improvements, net	-	(50,463)	(31,910)
Net cash (used in) investing activities	(19,729)	(40,733)	(81,381)

Cash flows from financing activities:
Proceeds from issuance of debt	-	2,043,616	926,012
Proceeds from sale of Operating Partnership Units to a subsidiary of the Operating Partnership	28,042	-	-
Repayment of debt	-	(2,015,874)	(826,375)
Purchase of Alliance Holding Units	(28,042)	-	-
Cash distributions to partners	(229,243)	(260,745)	(274,444)
Capital contributions from General Partner	-	686	716
Proceeds from options for Alliance Holding Units exercised	19,729	14,051	8,363
Net cash (used in) financing activities	(209,514)	(218,266)	(165,728)

Effect of exchange rate changes on cash and cash equivalents	-	217	509

Net increase in cash and cash equivalents before cash transferred to Operating Partnership	-	126	11,425
October 29, 1999 Reorganization	-	(75,312)	-
Net increase (decrease) in cash and cash equivalents	-	(75,186)	11,425
Cash and cash equivalents at beginning of the year	-	75,186	63,761
Cash and cash equivalents at end of the year	$-	$-	$75,186

*	As discussed in Notes 1 and 3, the financial information above reflects the consolidated operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and the use of the equity method of reporting thereafter.

See accompanying Notes to Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Notes to Financial Statements
December 31, 2000, 1999 and 1998

1.      Reorganization and Bernstein Acquisition

   Effective October 29, 1999, Alliance Holding reorganized by transferring its business to Alliance Capital, a newly formed private partnership, in exchange for all of the Alliance Capital Units. As part of the Reorganization, Alliance Holding offered each Alliance Holding Unitholder the opportunity to exchange Alliance Holding Units for Alliance Capital Units on a one-for-one basis.  The Operating Partnership recorded the transferred assets and assumption of liabilities at the amounts reflected in Alliance Holding’s books and records on the date of transfer. Since the Reorganization, the Operating Partnership has conducted the diversified investment management services business formerly conducted by Alliance Holding, and Alliance Holding’s business has consisted of holding Alliance Capital Units and engaging in related activities. Alliance, an indirect wholly owned subsidiary of AXA Financial, is the general partner of both Alliance Holding and the Operating Partnership.  AXA Financial is an indirect wholly owned subsidiary of AXA, a French company, that is a holding company for an international group of insurance and related financial services companies.  Alliance Capital is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange while Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

   On October 2, 2000, the Operating Partnership acquired the business and assets of SCB Inc., an investment research and management company formerly known as Bernstein, and assumed the liabilities of Bernstein.  The purchase price consisted of a cash payment of $1.4754 billion and 40.8 million newly issued Alliance Capital Units.  AXA Financial purchased approximately 32.6 million newly issued Alliance Capital Units for $1.6 billion on June 21, 2000 to fund the cash portion of the purchase price.

   At December 31, 2000, Alliance Holding owned approximately 73.2 million, or 30%, of the issued and outstanding Alliance Capital Units. Alliance owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At December 31, 2000, AXA Financial was the beneficial owner of approximately 2% of the outstanding Alliance Holding Units and approximately 53% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 53% in the Operating Partnership.  At December 31, 2000, SCB Partners Inc., a wholly owned subsidiary of SCB Inc., was the beneficial owner of approximately 17% of the outstanding Alliance Capital Units.

   The Alliance Holding financial statements and notes should be read in conjunction with the consolidated financial statements and notes of the Operating Partnership included in this Annual Report on Form 10-K.

2.         Operating Partnership Business Description

   The Operating Partnership provides diversified investment management and related services globally to a broad range of clients including (a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and affiliates such as AXA and its insurance company subsidiaries, by means of separate accounts, sub-advisory relationships resulting from the efforts of the institutional marketing department, structured products, group trusts and mutual funds and classes of mutual fund shares sold exclusively to institutional investors and high net worth individuals, (b) private clients, consisting of high net worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separate accounts, hedge funds and certain other vehicles, (c) individual investors by means of publicly distributed mutual funds sponsored by the Operating Partnership, its subsidiaries and affiliated joint venture companies including cash management products such as money market funds and deposit accounts and sub-advisory relationships in respect of mutual funds sponsored by third parties resulting from the efforts of the mutual fund marketing department (“Alliance Mutual Funds”) and “wrap” products, and (d) institutional investors by means of in-depth research, portfolio strategy, trading and brokerage-related services.  The Operating Partnership and its subsidiaries provide investment management, distribution and shareholder and administrative services to the Alliance Mutual Funds.

3.         Summary of Significant Accounting Policies

            Basis of Presentation

   Alliance Holding’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The financial information reflects the consolidated operations of Alliance Holding prior to the Reorganization (See Note 1) and the use of the equity method of reporting thereafter.

            Principles of Consolidation

   For all periods prior to the Reorganization (See Note 1), the consolidated financial statements include Alliance Holding and its majority-owned subsidiaries. All significant intercompany transactions and balances among the consolidated entities have been eliminated.

            Investment in Operating Partnership

   Alliance Holding records its investment in the Operating Partnership using the equity method of accounting. Alliance Holding’s investment will be increased to reflect its proportionate share of income of the Operating Partnership and decreased to reflect its proportionate share of losses of the Operating Partnership or distributions made by the Operating Partnership. In addition, Alliance Holding’s investment is adjusted to reflect its proportionate share of certain capital transactions of the Operating Partnership.

            Cash and Cash Equivalents

   Cash and cash equivalents include cash on hand, demand deposits and highly liquid investments with maturities of three months or less. Due to the short-term nature of these investments, the recorded value approximates fair value.

            Cash Distributions

   Alliance Holding is required to distribute all of its Available Cash Flow, as defined in the Alliance Holding Partnership Agreement, to the General Partner and Alliance Holding Unitholders pro rata in accordance with their percentage interests in Alliance Holding.

            Reclassifications

   Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation.

4.         Pro Forma Financial Information (Unaudited)

   The following table summarizes the unaudited condensed results of operations of Alliance Holding for all periods presented as if the Bernstein Acquisition had occurred on January 1, 2000 and January 1, 1999.

   The pro forma financial information does not necessarily reflect the results of operations that would have been obtained had the Bernstein Acquisition occurred on January 1, 2000 and January 1, 1999, nor is the pro forma financial information necessarily indicative of the results of operations that may be achieved for any future period.
	2000	1999
	(in thousands, except per Alliance Holding Unit amounts)

Equity in earnings of Operating Partnership	$209,525	$185,447
Income taxes	23,663	21,128
Net income	$185,862	$164,319
Basic net income per Alliance Holding Unit	$2.57	$2.30
Diluted net income per Alliance Holding Unit	$2.50	$2.25

   The following table presents a reconciliation of the condensed results of operations for 2000 and 1999 for the Operating Partnership and, prior the Reorganization, Alliance Holding:
	2000	1999
	(in thousands)

Operating Partnership income before income taxes	$769,590	$686,257
Pro forma income taxes	50,020	44,606
Pro forma net income	$719,570	$641,651
Alliance Holding ownership percentage of the
Operating Partnership Units	29.4%	29.2%
Alliance Holding equity in earnings of
the Operating Partnership	$209,525	$185,447

5.         Net Income Per Alliance Holding Unit

For all periods prior to the Reorganization, basic net income per Alliance Holding Unit is derived by reducing net income for the 1% General Partner interest and dividing the remaining 99% by the weighted average number of Alliance Holding Units outstanding for each year. For all periods prior to the Reorganization, diluted net income per Alliance Holding Unit is derived by reducing net income for the 1% General Partner interest and dividing the remaining 99% by the total of the weighted average number of Alliance Holding Units outstanding for each year and the dilutive Alliance Holding Unit equivalents resulting from outstanding employee options.

	2000	1999	1998
	(in thousands, except per Alliance Holding Unit amounts)
Net income – Basic	$223,970	$382,842	$292,916
Additional allocation of equity in earnings of the Operating Partnership resulting from assumed dilutive effect of employee options	7,483	1,963	-
Net income – Diluted.	$231,453	$384,805	$292,916

Weighted average Alliance Holding Units outstanding - Basic	72,286	154,520	169,933
Dilutive effect of employee options	6,744	5,153	5,210
Weighted average Alliance Holding Units outstanding - Diluted	79,030	159,673	175,143
Basic net income per Alliance Holding Unit	$3.10	$2.61	$1.71
Diluted net income per Alliance Holding Unit	$2.93	$2.53	$1.66

6.         Investment in Operating Partnership

         Alliance Holding’s investment in the Operating Partnership for the year ended December 31, 2000 and the two-month period ended December 31, 1999 was as follows (in thousands):
Initial investment in Operating Partnership at October 29, 1999	$215,434
Equity in earnings of the Operating Partnership	52,665
Additional investment resulting from exercises of employee options	2,078
Investment in Operating Partnership at December 31, 1999	270,177
Equity in earnings of Operating Partnership	244,922
Change in proportionate share of the Operating Partnership’s partners’ capital	1,010,530
Additional investment resulting from exercises of employee options	19,729
Distribution received from Operating Partnership	(248,727)
Sale of Operating Partnership Units to a subsidiary of the Operating Partnership	(28,042)
Purchase of Alliance Holding Units to fund deferred compensation plans	(2,002)
Investment in Operating Partnership at December 31, 2000	$1,266,587

7.         Income Taxes

         Alliance Holding is a publicly traded partnership for federal tax purposes and, accordingly, is not subject to federal or state corporate income taxes. However, Alliance Holding is subject to the New York City unincorporated business tax (“UBT”) and, effective January 1, 1998, to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business.  Subsequent to the Reorganization, Alliance Holding’s partnership gross income is primarily derived from its interest in the Operating Partnership. Prior to the Reorganization, domestic corporate subsidiaries of Alliance Holding, which were subject to federal, state and local income taxes, filed a consolidated federal income tax return and separate state and local tax returns. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located. All domestic and foreign corporate subsidiaries were transferred to the Operating Partnership in connection with the Reorganization.

         The provision for income taxes, which are all currently payable, consists of (in thousands):
	Years Ended December 31,
	2000	1999	1998
Partnership unincorporated business taxes	$-	$18,602	$16,047
Federal tax on partnership gross business income	20,952	37,673	30,600
Corporate subsidiaries:
Federal	-	3,638	3,855
State, local and foreign	-	3,729	5,294
Provision for income taxes	$20,952	$63,642	$55,796

The principal reasons for the difference between Alliance Holding’s effective tax rates and the UBT statutory tax rate of 4% are as follows (in thousands):
	Years Ended December 31,
	2000		1999		1998
UBT statutory rate	$9,797	4.0%	$17,859	4.0%	$13,948	4.0%
Federal tax on partnership gross business income	20,952	8.6	37,673	8.4	30,600	8.8
Corporate subsidiaries' federal, state, local and foreign income taxes	-	-	7,160	1.6	8,878	2.5
Effect of tax credit for interest in the Operating Partnership	(9,797)	(4.0)	(2,107)	(0.5)	-	-
Miscellaneous	-	-	3,057	0.7	2,370	0.7
Provision for income taxes and effective tax rates	$20,952	8.6%	$63,642	14.2%	$55,796	16.0%

8.         Commitments and Contingencies

         Alliance Capital and Alliance Holding are involved in various inquiries, administrative proceedings and litigation, some of which allege substantial damages.  While any proceeding or litigation has the element of uncertainty, Alliance Capital and Alliance Holding believe that the outcome of any lawsuit or claim that is pending or threatened, or all of them combined will not have a material adverse effect on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

9.         Award and Option Plans

         As discussed in Note 19 of the Operating Partnership’s consolidated financial statements, the Operating Partnership maintains certain option and incentive plans. Under these plans, options on Alliance Holding Units are granted to employees of the Operating Partnership. Upon exercise of options, Alliance Holding exchanges the proceeds from exercises for Operating Partnership Units, thus increasing Alliance Holding’s investment in the Operating Partnership. At December 31, 2000, 15,401,380 options for Alliance Holding Units were outstanding of which 6,555,680 were exercisable. The Operating Partnership applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for its option plans and, accordingly, no compensation cost has been recognized for options, granted at fair market value, in the Operating Partnership consolidated financial statements. Had the Operating Partnership determined compensation cost based on the fair value at the grant date for options under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, Alliance Holding’s income derived from its interest in the Operating Partnership would have decreased and Alliance Holding’s net income and net income per Alliance Holding Unit would have been reduced to the pro forma amounts indicated below (in thousands, except per Alliance Holding Unit amounts):
	2000	1999	1998
SFAS 123 Pro forma net income	$219,938	$380,526	$289,831
SFAS 123 Pro forma basic net income per Alliance Holding Unit	$3.04	$2.58	$1.69
SFAS 123 Pro forma diluted net income per Alliance Holding Unit	$2.88	$2.50	$1.64

10.       Supplemental Cash Flow and Noncash Investing and Financing Activities Information

         Cash payments for interest and income taxes were as follows (in thousands):
	Years Ended December 31,
	2000	1999	1998

Interest	$-	$8,559	$4,043
Income taxes	20,664	61,499	15,460
Noncash investing and financing activities were as follows (in thousands):
Change in proportionate share of the Operating Partnership’s partners’ capital:
Investment in Operating Partnership	$1,010,530	$-	$-
Partners’ capital	1,010,530	-	-

11.       Cash Distribution

On February 2, 2001, the General Partner declared a distribution of $57,084,000 or $0.78 per Alliance Holding Unit representing the Available Cash Flow (as defined in the Alliance Holding Partnership Agreement) of Alliance Holding for the three months ended December 31, 2000. The distribution is payable on February 23, 2001 to holders of record on February 13, 2001.

12.       Quarterly Financial Data (Unaudited)
            (in thousands, except per Alliance Holding Unit data)

	Quarters Ended 2000
	December	September	June	March
	31	30	30	31

Revenues	$43,026	$68,315	$62,430	$71,151

Net income	$36,867	$63,778	$57,399	$65,926
Basic net income per Alliance Holding Unit(1)	$0.52	$0.89	$0.81	$0.92
Diluted net income per Alliance Holding Unit(1)	$0.50	$0.85	$0.76	$0.88
Cash distributions per Alliance Holding Unit(2)	$0.78	$0.84	$0.75	$0.74
Alliance Holding Unit prices(3):
High	54 7/16	56 11/16	50 3/8	43 7/8
Low	42 1/2	46	38 3/8	29 5/16

	Quarters Ended 1999
	December	September	June	March
	31	30	30	31

Revenues	$207,309	$445,162	$418,941	$419,743
Net income	$85,920	$101,654	$97,214	$98,054
Basic net income per Alliance Holding Unit(1)	$0.88	$0.59	$0.56	$0.57
Diluted net income per Alliance Holding Unit(1)	$0.86	$0.57	$0.55	$0.55
Cash distributions per Alliance Holding Unit(2)	$0.85	$0.56	$0.54	$0.54
Alliance Holding Unit prices(3):
High	34	33 7/16	32 5/16	26 7/8
Low	24 5/16	25	24 1/8	24 1/2

(1)	Due to changes in the number of weighted average Alliance Holding Units outstanding, quarterly net income per Alliance Holding Unit may not add to the totals for the year.
(2)	Declared and paid during the following quarter.
(3)	High and low sales prices as reported by the New York Stock Exchange.

Independent Auditors' Report

The General Partner and Unitholders
Alliance Capital Management Holding L.P.

            We have audited the accompanying statements of financial condition of Alliance Capital Management Holding L.P. as of December 31, 2000 and 1999, and the related statements of income, changes in partners' capital and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Capital Management Holding  L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
KPMG LLG

New York, New York
February 2, 2001

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(in thousands)

	December 31,
	2000	1999
ASSETS
Cash and cash equivalents	$216,251	$80,185
Cash and securities segregated, at market (cost $1,289,120)	1,306,334	-
Receivables:
Brokers and dealers	1,316,694	218,569
Brokerage clients	187,945	-
Fees	401,609	309,849
Investments, available-for-sale	340,318	98,620
Furniture, equipment and leasehold improvements, net	199,699	140,045
Intangible assets, net	3,430,708	98,068
Deferred sales commissions, net	715,692	604,723
Other investments	52,925	57,786
Other assets	102,587	53,216
Total assets	$8,270,762	$1,661,061

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Payables:
Brokers and dealers	$882,576	$61,372
Brokerage clients	1,636,869	-
Alliance Mutual Funds	279,249	254,151
Accounts payable and accrued expenses	238,640	164,550
Accrued compensation and benefits	313,426	235,120
Debt	782,232	390,079
Minority interests in consolidated subsidiaries	4,093	3,122
Total liabilities	4,137,085	1,108,394
Commitments and contingencies
Partners' capital:
General Partner	43,005	5,812
Limited partners: 246,992,617 and 171,861,373 Units issued
and outstanding	4,255,560	575,385
	4,298,565	581,197
Less: Capital contributions receivable from General Partner	32,668	31,154
Deferred compensation expense	130,377	-
Accumulated other comprehensive income	1,843	(2,624)
Total partners' capital	4,133,677	552,667
Total liabilities and partners' capital	$8,270,762	$1,661,061

See accompanying Notes to Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES*

Consolidated Statements of Income
For the Years Ended December 31,
(in thousands, except per Unit amounts)

		1999
	2000	Two Months Ended December 31	Ten Months Ended October 29	Combined For 1999	Alliance Holding 1998
Revenues:
Investment advisory and services fees	$1,689,817	$324,255	$1,007,503	$1,331,758	$952,992
Distribution revenues	621,622	87,611	354,161	441,772	301,846
Institutional research services	56,289	-	-	-	-
Shareholder servicing fees	85,645	11,636	50,696	62,332	43,475
Other revenues, net	68,726	7,313	26,130	33,443	25,743
	2,522,099	430,815	1,438,490	1,869,305	1,324,056
Expenses:
Employee compensation and benefits	651,884	137,771	370,795	508,566	340,923
Promotion and servicing:
Distribution plan payments	476,039	65,256	281,386	346,642	266,400
Amortization of deferred sales commissions	219,664	31,229	132,713	163,942	108,853
Other	148,740	21,676	88,468	110,144	85,087
General and administrative	226,710	33,385	151,369	184,754	162,323
Interest	44,244	5,856	16,729	22,585	7,586
Amortization of intangible assets	46,252	641	3,211	3,852	4,172
Non-recurring items, net	(779)	-	-	-	-
	1,812,754	295,814	1,044,671	1,340,485	975,344
Income before income taxes	709,345	135,001	393,819	528,820	348,712
Income taxes	40,596	8,098	59,073	67,171	55,796
Net income	$668,749	$126,903	$334,746	$461,649	$292,916
Net income per Unit:
Basic	$3.31			$2.67	$1.71
Diluted	$3.20			$2.59	$1.66

*	As discussed in Notes 1 and 3, the financial information above reflects the operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and of Alliance Capital Management L.P. thereafter.

See accompanying Notes to Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES*

Consolidated Statements of Changes in Partners' Capital
and Comprehensive Income
For the Years Ended December 31,
(in thousands, except per Unit amounts)

	General Partner's Capital	Limited Partners’ Capital	Capital Contributions Receivable	Deferred Compensation Expense	Accumulated Other Comprehensive Income	Total Partners’ Capital
Balance at December 31, 1997	$4,327	$428,353	$(29,123)	$(3,500)	$(2,006)	$398,051
Comprehensive Income:
Net income	2,929	289,987	-	-	-	292,916
Other comprehensive income:
Unrealized gain on investments, net	-	-	-	-	837	837
Foreign currency translation adjustment, net	-	-	-	-	834	834
Comprehensive Income	2,929	289,987	-	-	1,671	294,587
Cash distributions to partners ($1.60 per Alliance Holding Unit)	(2,744)	(271,700)	-	-	-	(274,444)
Amortization of deferred compensation expense	-	-	-	3,000	-	3,000
Capital contributions from General Partner	-	-	716	-	-	716
Compensation plan accrual	21	2,091	(2,112)	-	-	-
Proceeds from options for Alliance Holding Units exercised	84	8,279	-	-	-	8,363
Balance at December 31, 1998	4,617	457,010	(30,519)	(500)	(335)	430,273
Comprehensive Income:
Net income	3,347	331,399	-	-	-	334,746
Other comprehensive income:
Unrealized gain on investments, net	-	-	-	-	370	370
Foreign currency translation adjustment, net	-	-	-	-	1,035	1,035
Comprehensive Income	3,347	331,399	-	-	1,405	336,151
Cash distributions to partners ($1.51 per Alliance Holding Unit)	(2,608)	(258,137)	-	-	-	(260,745)
Amortization of deferred compensation expense	-	-	-	500	-	500
Capital contributions from General Partner	-	-	686	-	-	686
Compensation plan accrual	18	1,752	(1,770)	-	-	-
Proceeds from options for Alliance Holding Units exercised	120	11,853	-	-	-	11,973
Balance prior to October 29, 1999 Reorganization	5,494	543,877	(31,603)	-	1,070	518,838
Comprehensive Income:
Net income	1,269	125,634	-	-	-	126,903
Other comprehensive income:
Unrealized gain on investments, net	-	-	-	-	1,645	1,645
Foreign currency translation adjustment, net	-	-	-	-	(91)	(91)
Comprehensive Income	1,269	125,634	-	-	1,554	128,457
Cash distributions to partners ($0.56 per Alliance Capital Unit)	(971)	(96,141)	-	-	-	(97,112)
Capital contributions from General Partner	-	-	406	-	-	406
Compensation plan accrual	(1)	(42)	43	-	-	-
Proceeds from options for Alliance Holding Units exercised	21	2,057	-	-	-	2,078
Balance at December 31, 1999	5,812	575,385	(31,154)	-	2,624	552,667
Comprehensive Income:
Net income	6,687	662,062	-	-	-	668,749
Other comprehensive income:
Unrealized loss on investments, net	-	-	-	-	(2,131)	(2,131)
Foreign currency translation adjustment, net	-	-	-	-	(2,336)	(2,336)
Comprehensive Income	6,687	662,062	-	-	(4,467)	664,282
Cash distributions to partners ($3.45 per Alliance Capital Unit)	(6,332)	(626,831)	-	-	-	(633,163)
Capital contributions from General Partner	-	-	658	-	-	658
Purchase of Alliance Holding Units to fund deferred compensation plans	-	(2,002)	-	(144,624)	-	(146,626)
Amortization of deferred compensation expense	-	-	-	14,247	-	14,247
Proceeds from issuance of Alliance Capital Units to ELAS and AXA Financial	16,295	1,613,230	-			1,629,525
Issuance of Alliance Capital Units for Bernstein Acquisition	20,604	2,039,796	-	-	-	2,060,400
Purchase of Alliance Capital Units from Alliance Holding	(280)	(27,762)	-	-	-	(28,042)
Compensation plan accrual	22	2,150	(2,172)	-	-	-
Proceeds from options for Alliance Holding Units exercised and associated tax benefit	197	19,532	-	-	-	19,729
Balance at December 31, 2000	$43,005	$4,255,560	$(32,668)	$(130,377)	$(1,843)	$4,133,677

*	As discussed in Notes 1 and 3, the financial information above reflects the operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and of Alliance Capital Management L.P. thereafter.

See accompanying Notes to Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES*

Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands)

		1999
	2000	Two Months Ended December 31	Ten Months Ended October 29	Combined For 1999	Alliance Holding 1998
Cash flows from operating activities:
Net income	$668,749	$126,903	$334,746	$461,649	$292,916
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Amortization and depreciation	301,618	35,641	152,635	188,276	129,374
Non-recurring items, net	34,634	-	-	-	-
Other, net	64,603	3,646	18,120	21,766	12,873
Changes in assets and liabilities:
(Increase) in segregated cash and securities	(620,716)	-	-	-	-
(Increase) decrease in receivable from brokers and dealers	95,193	(43,637)	(15,777)	(59,414)	(90,389)
(Increase) in receivable from brokerage clients	(56,984)	-	-	-	-
(Increase) in fees receivable	(28,868)	(75,298)	(61,440)	(136,738)	(32,399)
(Increase) in deferred sales commissions	(330,633)	(67,114)	(326,258)	(393,372)	(232,514)
(Increase) decrease in other investments	3,611	(16,626)	(17,935)	(34,561)	(14,708)
(Increase) in other assets	(17,478)	(21,791)	(278)	(22,069)	(10,666)
Increase in payable to Alliance Mutual Funds	24,987	46,813	7,981	54,794	102,321
Increase (decrease) in payable to brokers and dealers	(15,836)	30,510	(8,178)	22,332	10,722
Increase in payable to brokerage clients	463,159	-	-	-	-
Increase (decrease) in accounts payable and accrued expenses	54,499	(10,009)	7,988	(2,021)	62,861
Increase (decrease) in accrued compensation and benefits, less deferred compensation	41,864	(43,863)	167,304	123,441	27,634
Net cash provided from (used in) operating activities	682,402	(34,825)	258,908	224,083	258,025
Cash flows from investing activities:
Purchase of investments	(4,387,839)	(301,448)	(888,180)	(1,189,628)	(476,826)
Proceeds from sale of investments	4,184,128	287,425	900,130	1,187,555	430,266
Purchase of businesses, net of cash acquired	(1,475,400)	-	(142)	(142)	(2,911)
Additions to furniture, equipment and leasehold improvements, net	(75,796)	(13,033)	(50,463)	(63,496)	(31,910)
Net cash (used in) investing activities	(1,754,907)	(27,056)	(38,655)	(65,711)	(81,381)
Cash flows from financing activities:
Proceeds from issuance of debt	6,511,357	867,854	2,043,616	2,911,470	926,012
Repayment of debt	(6,142,982)	(707,001)	(2,015,874)	(2,722,875)	(826,375)
Cash distributions to partners	(633,163)	(97,112)	(260,745)	(357,857)	(274,444)
Proceeds from issuance of Alliance Capital Units to ELAS and AXA Financial	1,629,525	-	-	-	-
Purchase of Alliance Capital Units from Alliance Holding	(28,042)	-	-	-	-
Capital contributions from General Partner	658	406	686	1,092	716
Proceeds from options for Alliance Holding Units exercised and associated tax benefit	19,729	2,078	11,973	14,051	8,363
Purchase of Alliance Holding Units to fund deferred compensation plans	(146,626)	-	-	-	-
Net cash provided from (used in) financing activities	1,210,456	66,225	(220,344)	(154,119)	(165,728)
Effect of exchange rate changes on cash and cash equivalents	(1,885)	529	217	746	509
Net increase in cash and cash equivalents	136,066	4,873	126	4,999	11,425
Cash and cash equivalents at beginning of the period	80,185	75,312	75,186	75,186	63,761
Cash and cash equivalents at end of the period	$216,251	$80,185	$75,312	$80,185	$75,186

*	As discussed in Notes 1 and 3, the financial information above reflects the operations of Alliance Capital Management Holding L.P. prior to the Reorganization effective October 29, 1999 and of Alliance Capital Management L.P. thereafter.

See accompanying Notes to Consolidated Financial Statements.

ALLIANCE CAPITAL MANAGEMENT L.P.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2000, 1999 and 1998

1.	Reorganization and Bernstein Acquisition

            Effective October 29, 1999, Alliance Holding reorganized by transferring its business to Alliance Capital in exchange for all of the Alliance Capital Units.  As part of the Reorganization, Alliance Holding offered each Alliance Holding Unitholder the opportunity to exchange Alliance Holding Units for Alliance Capital Units on a one-for-one basis.  The Operating Partnership recorded the transferred assets and assumption of liabilities at the amounts reflected in Alliance Holding’s books and records on the date of transfer. Since the Reorganization, the Operating Partnership has conducted the diversified investment management services business formerly conducted by Alliance Holding, and Alliance Holding’s business has consisted of holding Alliance Capital Units and engaging in related activities. Alliance, an indirect wholly owned subsidiary of AXA Financial, is the general partner of both Alliance Holding and the Operating Partnership.  AXA Financial is an indirect wholly-owned subsidiary of AXA, a French company, that is a holding company for an international group of insurance and related financial services companies.  Alliance Capital is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange while Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

            On October 2, 2000, the Operating Partnership acquired the business and assets of SCB Inc., an investment research and management company formerly known as Bernstein, and assumed the liabilities of Bernstein. The purchase price consisted of a cash payment of $1.4754 billion and 40.8 million newly issued Alliance Capital Units.  AXA Financial purchased approximately 32.6 million newly issued Alliance Capital Units for $1.6 billion on June 21, 2000 to fund the cash portion of the purchase price.

            At December 31, 2000, Alliance Holding owned approximately 73.2 million, or 30%, of the issued and outstanding Alliance Capital Units. Alliance owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At December 31, 2000, AXA Financial was the beneficial owner of approximately 2% of the outstanding Alliance Holding Units and approximately 53% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 53% in the Operating Partnership.  At December 31, 2000, SCB Partners Inc., a wholly owned subsidiary of SCB Inc., was the beneficial owner of approximately 17% of the outstanding Alliance Capital Units.

2.	Business Description

            The Operating Partnership provides diversified investment management and related services globally to a broad range of clients including (a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and affiliates such as AXA and its insurance company subsidiaries, by means of separate accounts, sub-advisory relationships resulting from the efforts of the institutional marketing department, structured products, group trusts and mutual funds and classes of mutual fund shares sold exclusively to institutional investors and high net worth individuals, (b) private clients, consisting of high net worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separate accounts, hedge funds and certain other vehicles, (c) individual investors by means of publicly distributed mutual funds sponsored by the Operating Partnership, its subsidiaries and affiliated joint venture companies including cash management products such as money market funds and deposit accounts and sub-advisory relationships in respect of mutual funds sponsored by third parties resulting from the efforts of the mutual fund marketing department (“Alliance Mutual Funds”) and “wrap” products, and (d) institutional investors by mean of in-depth research, portfolio strategy, trading and brokerage-related services.  The Operating Partnership and its subsidiaries provide investment management, distribution and shareholder and administrative services to the Alliance Mutual Funds.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The Operating Partnership's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The consolidated financial statements’ dollar and per Unit amounts and disclosures reflect the operations of Alliance Holding prior to the Reorganization effective October 29, 1999 and Alliance Capital thereafter. The accounting policies summarized below are followed by the Operating Partnership subsequent to the Reorganization and were followed by Alliance Holding prior to the Reorganization. All information prior to the Reorganization is that of Alliance Holding.

Principles of Consolidation

            The consolidated financial statements include the Operating Partnership and its majority-owned subsidiaries. The equity method of accounting is used for unconsolidated subsidiaries in which the Operating Partnership's ownership interests range from 20 to 50 percent and the Operating Partnership exercises significant influence over operating and financial policies. All significant intercompany transactions and balances among the consolidated entities have been eliminated.

Cash and Cash Equivalents

            Cash and cash equivalents include cash on hand, demand deposits and highly liquid investments with maturities of three months or less. Due to the short-term nature of these investments, the recorded value approximates fair value.

Investments

            Investments, principally investments in Alliance Mutual Funds, are classified as available-for-sale securities. These investments are stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in partners’ capital. Realized gains and losses on the sale of investments are included in income currently and are determined using the specific-identification method.

Furniture, Equipment and Leasehold Improvements

            Furniture, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is recognized on a straight-line basis over the estimated useful lives of eight years for furniture and three to six years for equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful lives or the terms of the related leases.

Intangible Assets

            Intangible assets consist principally of goodwill resulting from acquisitions and costs assigned to contracts of businesses acquired. Goodwill is being amortized on a straight-line basis over estimated useful lives ranging from twenty to forty years. Costs assigned to investment contracts of businesses acquired are being amortized on a straight-line basis over estimated useful lives of twenty years. Impairment of intangible assets is evaluated by comparing the undiscounted cash flows expected to be realized from those intangible assets to their recorded values. If the expected future cash flows are less than the carrying value of intangible assets, an impairment loss is recognized for the difference between the carrying amount and the estimated fair value of those intangible assets.

Deferred Sales Commissions

            Sales commissions paid to financial intermediaries in connection with the sale of shares of open-end Alliance Mutual Funds sold without a front-end sales charge are capitalized and amortized over periods not exceeding five and one-half years, the period of time during which deferred sales commissions are expected to be recovered from distribution plan payments received from those funds and from contingent deferred sales charges received from shareholders of those funds upon the redemption of their shares. Contingent deferred sales charges reduce unamortized deferred sales commissions when received.

Derivative Financial Instruments

            Derivative financial instruments are used to manage exposure to adverse movements in interest rates. Payments to be received as a result of interest rate cap agreements are recognized as adjustments to interest expense. Premiums paid are included in other assets and amortized to interest expense over the period for which the cap is effective.

Revenue Recognition

            Investment advisory and services base fees are recorded as revenue as the related services are performed. Certain investment advisory contracts provide for a performance fee, in addition to or in lieu of a base fee, that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance fees are recorded as revenue at the end of the measurement period.  Transaction charges earned and related expenses are recorded on a trade date basis. Distribution revenues and shareholder servicing fees are accrued as earned.

            Institutional research services revenue consists of brokerage transaction charges and underwriting syndicate revenues related to services provided to institutional investors.  Brokerage transaction charges earned and related expenses are recorded on a trade date basis.  Syndicate participation and underwriting revenues include gains, losses and fees, net of syndicate expenses, arising from securities offerings in which SCB LLC, a wholly owned subsidiary of the Operating Partnership, acts as an underwriter or agent.  Syndicate participation and underwriting revenues are recorded on the offering date.

Mutual Fund Underwriting Activities

            Purchases and sales of shares of Alliance Mutual Funds in connection with the underwriting activities of the Operating Partnership's subsidiaries, including related commission income, are recorded on trade date. Receivables from brokers and dealers for sale of shares of Alliance Mutual Funds are generally realized within three business days from trade date, in conjunction with the settlement of the related payables to Alliance Mutual Funds for share purchases.

Collateralized Securities Transactions

            Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received in connection with the transaction and are included in receivables from and payables to brokers and dealers in the consolidated statement of financial condition.  Securities borrowed transactions require SCB LLC. to deposit cash or other collateral with the lender. With respect to securities loaned, SCB LLC receives collateral.  The initial collateral advanced or received approximates or is greater than the fair value of securities borrowed or loaned. SCB LLC monitors the fair value of the securities borrowed and loaned on a daily basis and requests additional collateral or returns excess collateral as appropriate.  Income or expense is recognized over the life of the transactions.

Securities Transactions

            Customers’ securities transactions are reported on a settlement date basis with related commission income and expenses reported on a trade date basis.  Receivables from and payables to customers include amounts due on cash and margin transactions.  Securities owned by customers are held as collateral for receivables.  Such collateral is not reflected in the consolidated financial statements.  Principal securities transactions and related expenses are recorded on a trade date basis.  Transaction charges earned on customer securities transactions were $74,955,000 for the year ended December 31, 2000.

Option Plans

            The Operating Partnership applies the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, under which compensation expense is recorded on the date of grant only if the market price of the underlying Alliance Holding Units exceeds the exercise price. Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, requires entities to recognize the fair value of all stock-based awards on the date of grant as expense over the vesting period or, alternatively, to continue to apply the provisions of APB 25 with disclosure of pro forma net income as if the fair-value method defined in SFAS 123 had been applied.

Advertising

            Advertising costs are expensed as incurred and are included in other promotion and servicing expenses.

Foreign Currency Translation

            Assets and liabilities of foreign subsidiaries are translated into United States dollars at exchange rates in effect at the balance sheet dates, and related revenues and expenses are translated into United States dollars at average exchange rates in effect during each period. Net foreign currency gains and losses resulting from the translation of assets and liabilities of foreign operations into United States dollars are reported as a separate component of accumulated other comprehensive income in partners' capital. Net foreign currency gains and losses for the three-year period ended December 31, 2000 were not material.

Cash Distributions

            The Operating Partnership is required to distribute all of its Available Cash Flow, as defined in the Alliance Capital Partnership Agreement, to the General Partner and Alliance Capital Unitholders.

Comprehensive Income

            Total comprehensive income is reported in the Consolidated Statements of Changes in Partners’ Capital and Comprehensive Income and includes net income, unrealized gains and losses on investments classified as available-for-sale, and foreign currency translation adjustments. The accumulated balance of comprehensive income items is displayed separately in the partners’ capital section of the Consolidated Statements of Financial Condition.

Reclassifications

            Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation.

4.         Acquisitions

            On October 2, 2000, Alliance Capital acquired the business and assets of Bernstein and assumed the liabilities of the Bernstein business.  The purchase price consisted of a cash payment of $1.4754 billion and 40.8 million newly issued Alliance Capital units. AXA Financial purchased approximately 32.6 million newly issued Alliance Capital units for $1.6 billion on June 21, 2000 to fund the cash portion of the purchase price.

            The acquisition was accounted for under the purchase method with the results of Bernstein included in the consolidated financial statements from the acquisition date. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. Portions of the purchase price were identified as net tangible assets of $0.1 billion and costs assigned to contracts acquired of $0.4 billion. Costs assigned to contracts acquired are being amortized over twenty years. The excess of the purchase price over the fair value of net assets acquired resulted in the recognition of goodwill of approximately $3.0 billion and is being amortized over twenty years.

            On December 22, 1998, a subsidiary of Alliance Holding acquired Whittingdale Holdings Limited (“Whittingdale”). The purchase price consists of an initial payment of $4.8 million in cash and two deferred payments of $3.5 million and $3.2 million, based on the attainment of certain revenue levels by Whittingdale. In connection with the Reorganization, the Operating Partnership assumed all of Alliance Holding’s rights and obligations with respect to the Whittingdale acquisition. The Operating Partnership also has agreed to pay up to $6.7 million to the former owner of Whittingdale. The amount of this payment is based upon revenues in the year 2003 and will be expensed if and when the payment is incurred. The acquisition was accounted for under the purchase method with the results of Whittingdale included in the consolidated financial statements from the acquisition date. The excess of the purchase price over the fair value of net assets acquired resulted in the recognition of goodwill of approximately $8.8 million, which increased to $10.3 million in 2000, and is being amortized over twenty years. Pro forma financial information for the year ended December 31, 1998 reflecting the effects of the acquisition is not presented because it would not be materially different from the actual results reported.

            On February 29, 1996, Alliance Holding acquired substantially all of the assets and liabilities of Cursitor Holdings, L.P. (“CHLP”) and all of the outstanding shares of Cursitor Holdings Limited, currently Cursitor Alliance Holdings Limited (collectively, “Cursitor”), for approximately $159.0 million. The acquisition of Cursitor, which was accounted for under the purchase method, resulted in the formation of a new subsidiary, Cursitor Alliance LLC (“Cursitor Alliance”), in which CHLP owns a 7% minority equity interest. CHLP has exercised its option to require the Operating Partnership to purchase its minority interest in Cursitor Alliance for $10.0 million (See Note 14). During the fourth quarter of 2000, management of the Operating Partnership determined that the remaining value of the intangible assets recorded in connection with this acquisition was impaired and wrote-off the remaining balance, resulting in a charge of $16.6 million.

5.         Pro Forma Financial Information (Unaudited)

            The following table summarizes the unaudited condensed 2000 and 1999 results of operations of the Operating Partnership as if the Bernstein Acquisition had occurred on January 1, 2000 and January 1, 1999.

            The pro forma financial information does not necessarily reflect the results of operations that would have been obtained had the Bernstein Acquisition occurred on January 1, 2000 and January 1, 1999, nor is the pro forma financial information necessarily indicative of the results of operations that may be achieved for any future period.

	2000	1999
		(in thousands)
Revenues	$3,117,697	$2,695,724
Expenses	2,348,107	2,009,467
Income before income taxes	769,590	686,257
Income taxes	50,020	44,606
Net income	$719,570	$641,651
Basic net income per Unit	$2.91	$2.59
Diluted net income per Unit	$2.82	$2.54

6.         Cash and Securities Segregated Under Federal Regulations and Other Requirements

            At December 31, 2000, $1,306,330,000 in United States Treasury Bills was segregated in a special reserve bank custody account for the exclusive benefit of customers under rule 15c3-3 of the Securities and Exchange Commission (“SEC”).

7.         Net Income Per Unit

            Basic net income per Unit is derived by reducing net income for the 1% General Partner interest and dividing the remaining 99% by the weighted average number of Units outstanding.  Diluted net income per Unit is derived by reducing net income for the 1% General Partner interest and dividing the remaining 99% by the total of the weighted average number of Units outstanding and the dilutive Unit equivalents resulting from outstanding employee options.  All information prior to the Reorganization is that of Alliance Holding.  (In thousands, except per Unit amounts):

			Alliance Holding 1998

	2000	1999
Net income	$668,749	$461,649	$292,916
Weighted average Units outstanding-Basic	199,980	171,155	169,933
Dilutive effect of employee options	6,744	5,153	5,210
Weighted average Units outstanding-Diluted	206,724	176,308	175,143
Basic net income per Unit	$3.31	$2.67	$1.71
Diluted net income per Unit	$3.20	$2.59	$1.66

8.         Investments, Available-for-Sale

            At December 31, 2000 and 1999, investments available-for-sale consisted principally of investments in Alliance Mutual Funds. The amortized cost, gross unrealized gains and losses and fair value of investments, available-for-sale, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2000	$338,845	$1,756	$(283)	$340,318
December 31, 1999	$95,016	$3,791	$(187)	$98,620

            Proceeds from sales of investments, available-for-sale, were approximately $4,184,128,000, $1,187,555,000 and $430,266,000 in 2000, 1999 and 1998, respectively. Gross gains and gross losses realized from the sales for the years ended December 31, 2000, 1999 and 1998 were not material.

9.         Furniture, Equipment and Leasehold Improvements

            Furniture, equipment and leasehold improvements are comprised of (in thousands):

	December 31,
	2000	1999
Furniture and equipment	$211,477	$133,824
Leasehold improvements	125,604	92,251
	337,081	226,075
Less: Accumulated depreciation and amortization	137,382	86,030
Furniture, equipment and leasehold improvements, net	$199,699	$140,045

            During fourth quarter 2000, management of the Operating Partnership determined that the remaining value of certain leasehold improvements was impaired and a write-off of $18 million was recorded.

10.       Intangible Assets

            Intangible assets consist of (in thousands):

	December 31,
	2000	1999
Goodwill, net of accumulated amortization of $62,704 and
$20,013 in 2000 and 1999, respectively	$3,021,883	$80,434
Costs assigned to investment contracts of businesses acquired, net of accumulated amortization of $95,689 and $89,514 in
2000 and 1999, respectively	408,825	17,634
Intangible assets, net	$3,430,708	$98,068

11.       Other Investments

            Other investments are comprised of (in thousands):

	December 31,
	2000	1999
Investments in sponsored partnerships and other investments	$44,947	$48,335
Investments in unconsolidated affiliates	7,978	9,451
Other investments	$52,925	$57,786

12.       Debt

            During 1998, Alliance Holding increased its commercial paper program to $425 million and entered into a $425 million five-year revolving credit facility with a group of commercial banks. Under the credit facility, the interest rate, at the option of the borrower, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. A facility fee is payable on the total facility. Borrowings under the credit facility and the commercial paper program may not exceed $425 million in the aggregate. In connection with the Reorganization, the Operating Partnership assumed Alliance Holding’s rights and obligations under the five-year revolving credit facility and the commercial paper program. The revolving credit facility will be used to provide back-up liquidity for the Operating Partnership's commercial paper program, to fund commission payments to financial intermediaries for the sale of Back-End Load Shares under the Operating Partnership's mutual fund distribution system, and for general working capital purposes.

            During July 1999, Alliance Holding entered into a $200 million three-year revolving credit facility with a group of commercial banks. In connection with the Reorganization, the Operating Partnership assumed Alliance Holding’s rights and obligations under the three-year revolving credit facility. The new revolving credit facility, the terms of which are generally similar to the $425 million credit facility, will be used to fund commission payments to financial intermediaries for the sale of Back-End Load Shares under the Operating Partnership’s mutual fund distribution system and for general working capital purposes.

            During October 2000, the Operating Partnership entered into a $250 million two-year revolving credit facility the terms of which are substantially similar to the $425 million and $200 million revolving credit facilities.

            The revolving credit facilities contain covenants which, among other things, require the Operating Partnership to meet certain financial ratios. The Operating Partnership was in compliance with the covenants at December 31, 2000.

            In December 1999, the Operating Partnership established a $100 million Extendible Commercial Notes (“ECN”) program as a supplement to its $425 million commercial paper program. ECNs are short-term uncommitted debt instruments that do not require back-up liquidity support.

            At December 31, 2000 and 1999, the Operating Partnership had $396.9 million and $384.7 million of commercial paper outstanding, respectively, at effective interest rates of 6.7% and 5.9%, respectively. At December 31, 2000, the Operating Partnership had  $98.2 million outstanding under the ECN Program, at an effective interest rate of 6.8%. At December 31, 2000, the Operating Partnership had $284 million outstanding under its revolving credit facilities, at an effective interest rate of 7.0%. There were no amounts outstanding under the ECN Program and the credit facilities at December 31, 1999. The recorded amounts of outstanding commercial paper, and debt outstanding under the ECN Program and revolving credit facilities approximates fair value.

            Debt also includes a loan note issued in connection with the Whittingdale acquisition in the aggregate principal amount of $3.1 million at December 31, 2000. The note bears interest at 5.4% per annum at December 31, 2000.  The recorded amount of the note approximated its fair value.

13.       Interest Rate Cap Agreement

            Alliance Holding entered into a three-year interest rate cap agreement with a major U.S. commercial bank, effective in December 1998, which was assumed by the Operating Partnership in connection with the Reorganization. The purpose of this agreement is to reduce the Operating Partnership’s exposure to interest rate risk by effectively placing an interest rate ceiling or “cap” of 6% per annum on interest payable on up to $100 million of the debt outstanding under the commercial paper program and the five-year revolving credit facility. The fair value of the interest rate cap was approximately $135,000 at December 31, 2000, and the carrying value of the unamortized premium was $290,694.

            The $100 million notional principal amount does not represent the Operating Partnership’s exposure to credit risk, but is the basis for determining the payment obligation of the counterparty. During the term of the interest rate cap, the Operating Partnership will receive monthly payments from the counterparty based on the excess, if any, of the stated reference rate of 6% times the notional amount. Should the counterparty fail to perform its obligations under the agreement, the borrowing costs on the first $100 million of debt outstanding could exceed 6%. However, at this time, the Operating Partnership does not have any reason to believe that the counterparty would fail to perform.

14.       Commitments and Contingencies

            The Operating Partnership and its subsidiaries lease office space, furniture and office equipment under various operating leases. The future minimum payments under noncancelable leases, net of sublease commitments, at December 31, 2000 aggregated $1,053,487,000 and are payable as follows: $56,142,000, $62,246,000, $60,978,000, $72,279,000 and $65,535,000 for the years 2001 through 2005, respectively, and a total of $736,307,000 for the remaining years through 2019. Office leases contain escalation clauses that provide for the pass through of increases in operating expenses and real estate taxes. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $46,157,000, $31,907,000 and $25,062,000, respectively.

            In connection with the Cursitor acquisition, Alliance Holding obtained an option to purchase the minority interest held by CHLP in Cursitor Alliance, and CHLP obtained an option to sell its minority interest to Alliance Holding for cash, Alliance Holding Units, or a combination thereof with a value of not less than $10.0 million or more than $37.0 million (“Buyout Price”). The Operating Partnership assumed all of Alliance Holding’s rights and obligations with respect to CHLP in connection with the Reorganization. CHLP exercised its option to require the Operating Partnership to purchase its minority interest in Cursitor Alliance for a Buyout Price of $10.0 million.

            Alliance Capital and Alliance Holding are involved in various inquiries, administrative proceedings and litigation, some of which allege substantial damages.  While any proceeding or litigation has the element of uncertainty, Alliance Capital and Alliance Holding believe that the outcome of any lawsuit or claim that is pending or threatened, or all of them combined will not have a material adverse effect on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

15.       Net Capital

            SCB  LLC, a wholly owned subsidiary of the Operating Partnership, is a broker-dealer and member of the NYSE.  SCB LLC is subject to Uniform Net Capital Rule 15c3-1 of the SEC. SCB LLC computes its net capital under the alternative method permitted by the rule, which requires that minimum net capital, as defined, equal the greater of two percent of aggregate debit items arising from customer transactions, as defined, which amounts to $8,382,000, or $1,000,000.  At December 31, 2000, SCB LLC had net capital of $164,903,000, which exceeded the minimum net capital requirements by $156,521,000.

            Advances, dividend payments and other equity withdrawals by SCB LLC are restricted by the regulations of the SEC, NYSE and other securities agencies. At December 31, 2000, $20,957,000 was not available for payment of cash dividends and advances.

            AFD, a wholly owned subsidiary of the Operating Partnership, serves as distributor and/or underwriter for certain Alliance Mutual Funds. AFD is registered as a broker-dealer under the Securities Exchange Act of 1934 and is subject to the minimum net capital requirements imposed by the SEC. AFD's net capital at December 31, 2000 was $45,607,000, which was $31,179,000 in excess of its required net capital of $14,428,000.

16.       Risk Management

Customer Activities

            In the normal course of business, brokerage activities involve the execution, settlement and financing of various customer securities, which may expose SCB LLC to off-balance sheet risk in the event the customer is unable to fulfill its contracted obligations by requiring SCB LLC to purchase or sell securities at prevailing market prices.

            SCB LLC’s customer securities activities are transacted on either a cash or margin basis.  In margin transactions, SCB LLC extends credit to the customer, subject to various regulatory and internal margin requirements.  These transactions are collateralized by cash or securities in the customer’s account.  In connection with these activities, SCB LLC may execute and clear customer transactions involving the sale of securities not yet purchased.  SCB LLC seeks to control the risks associated with margin transactions by requiring customers to maintain collateral in compliance with the aforementioned regulatory and internal guidelines.  SCB LLC monitors required margin levels daily and, pursuant to such guidelines, requires the customers to deposit additional collateral, or reduce positions, when necessary.  A majority of SCB LLC’s customer margin accounts are managed on a discretionary basis whereby SCB LLC maintains control over the investment activity in the accounts.  For these discretionary accounts, SCB LLC’s margin deficiency exposure is minimized through maintaining a diversified portfolio of securities and by virtue of its discretionary authority and role as custodian.

            SCB LLC may enter into forward currency contracts on behalf of accounts for which SCB LLC acts as custodian. SCB LLC minimizes credit risk associated with these contracts by monitoring these positions on a daily basis, as well as by virtue of its discretionary authority and role as custodian.

            In accordance with industry practice, SCB LLC records customer transactions on a settlement date basis, which is generally three business days after trade date.  SCB LLC is therefore exposed to risk of loss on these transactions in the event of the customer’s or broker’s inability to meet the terms of their contracts, in which case SCB LLC may have to purchase or sell financial instruments at prevailing market prices.  Settlement of these transactions is not expected to have a material effect upon SCB LLC’s financial statements.

Other Counterparties

            SCB LLC is engaged in various brokerage activities in which counterparties primarily include broker-dealers, banks and other financial institutions.  In the event counterparties do not fulfill their obligations, SCB LLC may be exposed to risk.  The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument.  It is SCB LLC’s policy to review, as necessary, the credit standing of each counterparty.

In connection with SCB LLC’s security borrowing and lending arrangements, which constitute the majority of the receivable from and payable to brokers and dealers, SCB LLC enters into collateralized agreements which may result in credit exposure in the event the counterparty to a transaction is unable to fulfill its contractual obligations.  Security borrowing arrangements require SCB LLC to deposit cash collateral with the lender.  With respect to security lending arrangements, SCB LLC receives collateral in the form of cash in amounts generally in excess of the market value of the securities loaned.  SCB LLC minimizes credit risk associated with these activities by establishing credit limits for each broker and monitoring these limits on a daily basis. Additionally, security borrowing and lending collateral is marked to market on a daily basis, and additional collateral is deposited by or returned to SCB LLC as necessary.

17.       Employee Benefit Plans

            In connection with the Reorganization, all employees of Alliance Holding became employees of the Operating Partnership effective October 29, 1999 and the Operating Partnership assumed all employee benefit plans previously administered by Alliance Holding. The Operating Partnership and its subsidiaries maintain a number of qualified and nonqualified employee benefit and incentive compensation plans. Except as indicated, the aggregate amount available for annual employee bonuses and contributions to the various employee benefit plans discussed below is based on a percentage of the consolidated operating profits of the Operating Partnership and its subsidiaries.

            The Operating Partnership maintains a qualified profit sharing plan covering substantially all U.S. and certain foreign employees except former employees of Bernstein. The amount of the annual contribution to the plan is determined by a committee of the Board of Directors of the General Partner. Contributions are limited to the maximum amount deductible for federal income tax purposes, generally 15% of the total annual compensation of eligible participants. Aggregate contributions for 2000, 1999 and 1998 were $13,628,000, $11,415,000 and $10,049,000, respectively.

            The Operating Partnership maintains a qualified 401(k) plan covering former employees of Bernstein. The amount of the annual contribution to the plan is determined by a committee of the Board of Directors of the General Partner. Contributions are limited to the maximum amount deductible for federal income tax purposes. Aggregate contributions for 2000 were $4,059,000.

            The Operating Partnership maintains a qualified noncontributory defined benefit retirement plan in the U.S. covering substantially all U.S. employees and certain foreign employees except former employees of Bernstein. Benefits are based on years of credited service, average final base salary and primary Social Security benefits. The Operating Partnership's funding policy is to contribute annually an amount not to exceed the maximum amount that can be deducted for federal income tax purposes. Plan assets are comprised principally of corporate equity securities, U.S. Treasury securities and shares of Alliance Mutual Funds.

            The projected benefit obligation under the retirement plan at December 31, 2000 and 1999 was comprised of (in thousands):

	2000	1999
Benefit obligation at beginning of year	$31,142	$33,481
Service cost	3,239	3,599
Interest cost	2,481	2,313
Actuarial gains/losses	2,606	(7,799)
Benefits paid	(541)	(452)
Benefit obligation at end of year	$38,927	$31,142

            Changes in plan assets at fair value for the years ended December 31, 2000 and 1999 were comprised of (in thousands):

	2000	1999
Plan assets at fair value at beginning of year	$37,862	$32,244
Actual return on plan assets	(4,462)	6,070
Benefits paid	(541)	(452)
Plan assets at fair value at end of year	$32,859	$37,862

            The following table presents the retirement plan's funded status and amounts recognized in the consolidated statements of financial condition at December 31, 2000 and 1999 (in thousands):

	2000	1999
Funded status	$(6,068)	$6,720
Unrecognized net gain from past experience different
from that assumed and effects of changes in assumptions	(4,457)	(15,773)
Prior service cost not yet recognized in net periodic
pension cost	(1,195)	(1,308)
Unrecognized net plan assets at January 1, 1987 being
recognized over 26.3 years	(1,763)	(1,906)
Accrued pension expense included in accrued compensation
and benefits	$(13,483)	$(12,267)

            Net expense under the retirement plan for the years ended December 31, 2000, 1999 and 1998 was comprised of (in thousands):

	2000	1999	1998
Service cost	$3,239	$3,599	$2,769
Interest cost on projected benefit obligations	2,481	2,313	1,891
Expected return on plan assets	(3,710)	(3,160)	(2,393)
Net amortization and deferral	(794)	(331)	(271)
Net pension charge	$1,216	$2,421	$1,996

            Actuarial computations at December 31, 2000, 1999 and 1998 were made utilizing the following assumptions:

	2000	1999	1998
Discount rate on benefit obligations	7.75%	8.00%	7.00%
Expected long-term rate of return on plan assets	10.00%	10.00%	10.00%
Annual salary increases	5.66%	5.66%	5.66%

Variances between actuarial assumptions and actual experience are amortized over the estimated average remaining service lives of employees participating in the retirement plan.

18.       Deferred Compensation Plans

            The Operating Partnership maintains a nonqualified unfunded deferred compensation plan known as the Capital Accumulation Plan and assumed obligations under contractual unfunded deferred compensation arrangements covering certain executives.

            The Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made. The Board of Directors of the General Partner may terminate the Capital Accumulation Plan at any time without cause, in which case the Operating Partnership's liability would be limited to benefits that have vested. Benefits due eligible executives under the contractual unfunded deferred compensation arrangements vested on or before December 31, 1987. Payment of vested benefits under both the Capital Accumulation Plan and the contractual unfunded deferred compensation arrangements will generally be made over a ten-year period commencing at retirement age. ACMC, Inc., a subsidiary of AXA Financial, is obligated to make capital contributions to the Operating Partnership in amounts equal to benefits paid under the Capital Accumulation Plan and the contractual unfunded deferred compensation arrangements. Amounts included in employee compensation and benefits expense for the Capital Accumulation Plan and the contractual unfunded deferred compensation arrangements for the years ended December 31, 2000, 1999 and 1998 were $2,172,000, $1,727,000 and $2,112,000, respectively.

            In connection with the acquisition of Bernstein, the Operating Partnership adopted a deferred compensation plan, known as the SCB Deferred Compensation Plan Award, under which the Operating Partnership has agreed to invest $96 million perannum for three years to fund open market purchases of Alliance Holding Units or money market funds, in each case for the benefit of certain individuals who were stockholders or principals of Bernstein or hired to replace them.  The awards vest ratably over three years and are amortized as employee compensation expense.  Aggregate amortization of $6,805,000 was recorded for the year ended December 31, 2000.

            During 1995, the Operating Partnership established an unfunded deferred compensation plan known as the Alliance Partners Compensation Plan (the "Plan") under which certain awards may be granted to eligible executives. A committee comprised of certain executive officers of the General Partner administers the Plan and determines the aggregate amount and recipients of awards. Awards made in 1995 vest ratably over three years. Awards made after 1995 generally vest ratably over eight years. Until distributed, the 1995 through 1998 awards are generally credited with earnings based on the Operating Partnership’s earnings growth rate. Payment of vested 1995 through 1998 benefits will generally be made in cash over a five-year period commencing at retirement or termination of employment although, under certain circumstances, full or partial lump sum payments may be made. Effective for 1999, annual awards are payable in Alliance Holding Units and a subsidiary of the Operating Partnership purchases Alliance Holding Units for the account of each participant. The Alliance Holding Units may not be transferred until vested. The vesting periods range from one to eight years depending on the age of the participant. Participants receive distributions on non-vested Alliance Holding Units during the vesting period. The Plan may be terminated at any time without cause, in which case the Operating Partnership's liability would be limited to vested benefits. The Operating Partnership made awards in 2000, 1999 and 1998 aggregating $62,105,000, $48,210,000 and $25,825,000, respectively. The amounts charged to employee compensation and benefits expense for the Plan for the years ended December 31, 2000, 1999 and 1998 were $18,159,000, $12,044,000 and $6,587,000, respectively.

            During 2000, the Operating Partnership established an unfunded deferred compensation plan known as the Annual Elective Deferral Plan (the “Deferral Plan”) under which participants may elect to defer a portion of their annual bonus or commission and invest it in the Deferral Plan. A committee comprised of certain executive officers of the General Partner administers the Deferral Plan and the Operating Partnership contributes a supplemental amount equal to 20% of the deferred bonus or commission to the Deferral Plan. The supplemental amounts contributed by the Operating Partnership, which totaled $2,657,000 in 2000, vest ratably over three years and are amortized as employee compensation expense.

            During 1994, certain key employees of Shields Asset Management, Incorporated ("Shields") and its wholly owned subsidiary, Regent Investor Services, Incorporated ("Regent") entered into employment agreements with Alliance Holding and were issued 1,290,320 new Alliance Holding Units with an aggregate fair market value of approximately $15,000,000, which was amortized as employee compensation expense ratably over five years. The Operating Partnership assumed all of Alliance Holding’s obligations with respect to such employees in connection with the Reorganization. Aggregate amortization of $500,000 and $3,000,000 was recorded for the years ended December 31, 1999 and 1998, respectively.

19.       Employee Unit Award and Option Plans

            In connection with the Reorganization, the Operating Partnership assumed all obligations under the employee award and option plans previously administered by Alliance Holding.

            During 1988, a Unit Option Plan (the “Unit Option Plan”) was established under which options to purchase Alliance Holding Units were granted to certain key employees. A committee of the Board of Directors of the General Partner administers the Unit Option Plan and determines the grantees and the number of options to be granted. Options may be granted for terms of up to ten years and each option must have an exercise price of not less than the fair market value of Alliance Holding Units on the date of grant. Options are exercisable at a rate of 20% of the Alliance Holding Units subject to options on each of the first five anniversary dates of the date of grant. As of December 31, 2000, 1,674,880 options to purchase Alliance Holding Units were outstanding under the Unit Option Plan. No more options may be granted under the Unit Option Plan.

            During 1993, the 1993 Unit Option Plan, the Unit Bonus Plan and the Century Club Plan (together the "1993 Plans") were established by Alliance Holding. Committees of the Board of Directors of the General Partner administer the 1993 Plans and determine the recipients of grants and awards. Under the 1993 Unit Option Plan, options to purchase Alliance Holding Units may be granted to key employees for terms of up to ten years. Each option must have an exercise price of not less than the fair market value of Alliance Holding Units on the date of grant. Options are exercisable at a rate of 20% of the Alliance Holding Units subject to options on each of the first five anniversary dates of the date of grant. Under the Unit Bonus Plan, Alliance Holding Units may be awarded to key employees in lieu of all or a portion of the cash bonuses they would otherwise receive under the Operating Partnership's incentive compensation program. Under the Century Club Plan, employees whose primary responsibilities are to assist in the distribution of Alliance Mutual Funds are eligible to receive an award of Alliance Holding Units. The aggregate number of Alliance Holding Units that can be the subject of options granted or that can be awarded under the 1993 Plans may not exceed 6,400,000 Alliance Holding Units. As of December 31, 2000, 3,759,700 Alliance Holding Units were subject to options granted and 22,515 Alliance Holding Units were subject to awards made under the 1993 Plans.

            During 1997, the 1997 Long Term Incentive Plan (the "1997 Plan") was established by Alliance Holding. Committees of the Board of Directors of the General Partner administer the 1997 Plan and determine the recipients of Alliance Holding Unit awards, including options, restricted Alliance Holding Units and phantom restricted Alliance Holding Units, performance awards, other Alliance Holding Unit based awards, or any combination thereof. Awards under the 1997 Plan may be granted to key employees for terms established at the time of grant by the Committees. The aggregate number of Alliance Holding Units that can be the subject of options granted or that can be awarded under the 1997 Plan may not exceed 41,000,000 Alliance Holding Units.

            During 2000, 1999, and 1998, the Committees authorized the grant of options to employees of the Operating Partnership to purchase 4,698,000, 2,000,000 and 2,777,000 Alliance Holding Units, respectively, under the Unit Option Plan, the 1993 Plans and the 1997 Plan. The per Alliance Holding Unit weighted-average fair value of options granted during 2000, 1999 and 1998 was $8.32, $3.88 and $3.86, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.9%, 5.7%, and 4.4% for 2000, 1999 and 1998, respectively; expected dividend yield of 7.2% for 2000, 8.7% for 1999 and 6.5% for 1998; and a volatility factor of the expected market price of Alliance Holding’s Units of 30% for 2000 and 29% for 1999 and 1998.

            The Operating Partnership applies APB 25 in accounting for its option plans and, accordingly, no compensation cost has been recognized for employee options, granted at fair market value, in the consolidated financial statements. Had the Operating Partnership determined compensation cost based on the fair value at the grant date for its employee options under SFAS 123, the Operating Partnership’s net income for 2000, the Operating Partnership’s and Alliance Holding’s combined net income for 1999, and Alliance Holding’s net income for 1998 would have been reduced to the pro forma amounts indicated below (in thousands):

	2000	1999	1998
SFAS 123 Pro forma net income	$656,712	$455,546	$289,831

            Pro forma net income reflects options granted beginning January 1, 1995. Therefore, the full impact of calculating compensation cost for options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options’ vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

            The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected Alliance Holding Unit price volatility. Because employee options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of the options.

      The following table summarizes the activity in options under the Unit Option Plan, 1993 Plans and the 1997 Plan:

	Alliance Holding Units	Weighted Average Exercise Price Per Alliance Holding Unit
Outstanding at January 1, 1998	10,637,600	$11.41
Granted	2,777,000	$26.28
Exercised	(938,972)	$8.91
Forfeited	(205,200)	$13.14
Outstanding at December 31, 1998	12,270,428	$14.94

Granted	2,000,000	$30.18
Exercised	(1,477,878)	$9.51
Forfeited	(303,800)	$17.79
Outstanding at December 31, 1999	12,488,750	$17.95

Granted	4,698,000	$50.93
Exercised	(1,688,870)	$10.90
Forfeited	(96,500)	$26.62
Outstanding at December 31, 2000	15,401,380	$28.73

Exercisable at December 31, 2000	6,555,680

            Exercise prices for options outstanding as of December 31, 2000 ranged from $6.63 to $53.75 per Alliance Holding Unit.  The weighted-average remaining contractual life of those options is 7.36 years.

            The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/00	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of 12/31/00	Weighted Average Exercise Price
$6.63-$11.13	3,566,480	3.59	$9.60	3,566,480	$9.60
12.44- 26.31	5,229,400	7.26	21.29	2,615,200	19.85
27.31- 30.94	1,910,000	8.93	30.24	374,000	30.24
48.50- 48.50	2,525,000	9.47	48.50	-	-
53.75- 53.75	2,170,500	9.95	53.75	-	-
$6.63-$53.75	15,401,380	7.36	$28.73	6,555,680	$14.87

20.       Income Taxes

            The Operating Partnership is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, the Operating Partnership is subject to the New York City unincorporated business tax (“UBT”). Domestic corporate subsidiaries of the Operating Partnership, which are subject to federal, state and local income taxes, are generally included in the filing of a consolidated federal income tax return. Separate state and local income tax returns are filed. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located. Alliance Holding is a publicly traded partnership for federal income tax purposes and is subject to the UBT and, beginning January 1, 1998, a 3.5% federal tax on partnership gross income from the active conduct of a trade or business.

            The provision for income taxes, which are all currently payable, consists of (in thousands):

	Years Ended December 31,
	2000	1999	1998
Partnership unincorporated business taxes	$25,687	$25,607	$16,047
Federal tax on partnership gross business income	-	33,104	30,600
Corporate subsidiaries:
Federal	6,980	4,250	3,855
State, local and foreign	10,078	4,210	5,294
Current provision for income taxes	42,745	67,171	55,796
Deferred tax benefit – state and local	(2,149)	-	-
Provision for income taxes	$40,596	$67,171	$55,796

            The principal reasons for the difference between the effective tax rates and the UBT statutory tax rate of 4% are as follows (in thousands):

	Years Ended December 31,
	2000		1999		1998
UBT statutory rate	$28,374	4.0%	$21,153	4.0%	$13,948	4.0%
Federal tax on partnership gross business income	-	-	33,104	6.3	30,600	8.8
Corporate subsidiaries' federal, state, local and foreign income taxes	15,349	2.2	8,212	1.5	8,878	2.5
Miscellaneous	(3,127)	(0.5)	4,702	0.9	2,370	0.7
Provision for income taxes and effective tax rates	$40,596	5.7%	$67,171	12.7%	$55,796	16.0%

            Under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), “Accounting for Income Taxes”, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the net deferred tax assets are as follows (in thousands):

	December 31,
	2000	1999
Deferred tax asset:
Differences between book and tax treatment of deferred compensation plans	$8,582	$6,587
Differences between book and tax basis of intangible assets	1,802	1,690
Other, primarily accruals deductible when paid	1,436	1,955
	11,820	10,232
Deferred tax liability:
Differences between book and tax basis of furniture, equipment and leasehold improvements	641	411
Differences between book and tax basis of investment partnerships	354	736
Differences between book and tax basis of intangible assets	492	-
	1,487	1,147
Net deferred tax asset	10,333	9,085
Valuation allowance	(7,284)	(8,185)
Deferred tax asset, net of valuation allowance	$3,049	$900

            The net change in the valuation allowance for the year ended December 31, 2000 was $901,000. The valuation allowance primarily relates to uncertainties on the deductibility for UBT purposes of certain compensation related items and the amortization expense related to certain intangibles. The deferred tax asset is included in other assets.

21.       Business Segment Information

            Alliance Holding adopted Statement of Financial Accounting Standards No. 131 (“SFAS 131”),“Disclosures about Segments of an Enterprise and Related Information”, in 1999.  SFAS 131 establishes standards for the way a public enterprise reports information about operating segments in its annual and interim financial statements. It also establishes standards for related enterprise-wide disclosures about products and services, geographic areas and major customers. Generally, financial information is required to be reported consistent with the basis used by management to allocate resources and assess performance.

            Management has assessed the requirements of SFAS 131 and determined that, because the Operating Partnership utilizes a consolidated approach to assess performance and allocate resources, it has only one operating segment. Enterprise-wide disclosures as of and for the years ended December 31, 2000, 1999 and 1998 were as follows:

Services

            Total revenues derived from the Operating Partnership’s and, prior to the Reorganization, Alliance Holding’s investment management services for the years ended December 31, were (in millions):

	2000	1999	1998
Retail	$1,703	$1,291	$885
Institutional investment management	541	419	371
Private client	153	126	43
Institutional research services	56	-	-
Other	69	33	25
Total	$2,522	$1,869	$1,324

Geographic Information

            Total revenues, long-lived assets and assets under management related to the Operating Partnership’s and, prior to the Reorganization, Alliance Holding’s domestic and foreign operations as of and for the years ended December 31, were (in millions):

	2000	1999	1998
Total revenues:
United States	$2,144	$1,541	$1,122
International	378	328	202
Total	$2,522	$1,869	$1,324

Long-lived assets:
United States	$4,328	$803	$536
International	18	40	38
Total	$4,346	$843	$574

Assets under management:
United States	$394,362	$316,919	$250,894
International	59,317	51,402	35,765
Total	$453,679	$368,321	$286,659

Major Customers

            The Alliance Mutual Funds are distributed to individual investors through broker-dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries.  AXA Advisors, a wholly owned subsidiary of AXA Financial that uses members of the AXA Financial insurance agency sales force as its registered representatives, has entered into a selected dealer agreement with AFD and has been responsible for 4%, 4% and 5% of U.S. and offshore mutual fund sales in 2000, 1999, and 1998, respectively. Subsidiaries of Merrill Lynch & Co., Inc. (“Merrill Lynch”) were responsible for approximately 18%, 26% and 26% of U.S. and offshore mutual fund sales in 2000, 1999, and 1998, respectively. Citigroup, Inc. (“Citigroup”), parent company of Salomon Smith Barney, was responsible for approximately 5% of U.S. and offshore mutual fund sales in 2000 and 6% in 1999 and 1998. AXA Advisors, Merrill Lynch and Citigroup are under no obligation to sell a specific amount of fund shares and each also sells shares of mutual funds that it sponsors and which are sponsored by unaffiliated organizations.

            AXA and the general and separate accounts of Equitable, a wholly owned subsidiary of AXA, (including investments by the separate accounts of Equitable in the funding vehicles EQAT and The Hudson River Trust for certain periods) accounted for approximately 15%, 20% and 22% of total assets under management at December 31, 2000, 1999 and 1998, respectively, and approximately 6%, 8% and 11% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively.  No single institutional client other than AXA and Equitable accounted for more than 1% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

22.       Related Party Transactions

            Investment management, distribution, and shareholder and administrative services are provided to the Alliance Mutual Funds. Substantially all of these services are provided under contracts that set forth the services to be provided and the fees to be charged. The contracts are subject to annual review and approval by each of the Alliance Mutual Funds’ boards of directors or trustees and, in certain circumstances, by the Alliance Mutual Funds’ shareholders.

            Revenues for services provided to the Alliance Mutual Funds are as follows (in thousands):

	Years Ended December 31,
	2000	1999	1998
Investment advisory and services fees	$1,021,755	$895,784	$571,768
Distribution revenues	621,622	441,772	301,846
Shareholder servicing fees	85,645	62,332	43,475
Other revenues	11,605	9,935	8,572

           Investment management and administration services are provided to AXA and to AXA Financial and certain of their subsidiaries other than the Operating Partnership (the "AXA Subsidiaries") and certain of their affiliates. In addition, certain AXA Subsidiaries distribute Alliance Mutual Funds, for which they receive commissions and distribution payments. Sales of Alliance Mutual Funds through the AXA Subsidiaries, excluding cash management products, aggregated approximately $1,332 million, $1,228 million and $859 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Operating Partnership and its employees are covered by various insurance policies maintained by AXA Subsidiaries. In addition, the Operating Partnership pays fees for other services and technology provided by AXA and the AXA Subsidiaries.

            Aggregate amounts included in the consolidated financial statements for transactions with the AXA Subsidiaries and certain of their affiliates are as follows (in thousands):

	Years Ended December 31,
	2000	1999	1998
Assets:
Institutional investment management fees receivable	$5,997	$7,136	$6,682

Revenues:
Investment advisory and services fees	52,070	51,647	58,051
Other revenues	8,062	11,003	7,931

Expenses:
Distribution payments to financial intermediaries	107,353	106,170	82,444
General and administrative	3,706	4,950	5,076

23.       Supplemental Cash Flow and Noncash Investing and Financing Activities Information

            Cash payments for interest and income taxes were as follows (in thousands):

	Years Ended December 31,
	2000	1999	1998
Interest	$22,519	$10,206	$4,043
Income taxes	36,626	68,369	15,460
Noncash investing and financing activities were as follows (in thousands):
Issuance of Operating Partnership Units for Bernstein Acquisition	$2,060,400	$-	$-

24.       Accounting Pronouncements

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”),“Accounting for Derivative Instruments and Hedging Activities”. Management adopted this Statement on January 1, 2001 and the adoption of the Statement did not have a material effect on the Operating Partnership’s results of operations, liquidity, or capital resources.

            In December 1999, the SEC issued SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Management adopted SAB 101 in fourth quarter 2000 and its adoption did not have a material effect on the Operating Partnership’s financial condition, results of operations, liquidity or capital resources.

25.       Cash Distribution

            On February 2, 2001, the General Partner declared a total distribution of $214,559,000 or $0.86 per Alliance Capital Unit representing a distribution from Available Cash Flow (as defined in the Alliance Capital Partnership Agreement) of the Operating Partnership for the three months ended December 31, 2000. The distribution is payable on February 23, 2001 to holders of record on February 13, 2001.

26.       Quarterly Financial Data (Unaudited)
            (in thousands, except per Unit data)

	Quarters Ended 2000
	December 31	September30	June 30	March 31
Revenues	$793,170	$615,586	$564,937	$548,406
Net income	$148,258	$195,506	$153,835	$171,150
Basic net income per Unit(1)	$0.60	$0.95	$0.87	$0.99
Diluted net income per Unit(1)	$0.58	$0.91	$0.83	$0.95
Cash distributions per Unit(2)	$0.86	$0.905	$0.82	$0.815
	Quarters Ended 1999 (3)
	December 31	September 30	June 30	March 31
Revenues	$585,459	$445,162	$418,941	$419,743
Net income	$164,727	$101,654	$97,214	$98,054
Basic net income per Unit(1)	$0.95	$0.59	$0.56	$0.57
Diluted net income per Unit(1)	$0.92	$0.57	$0.55	$0.55
Cash distributions per Unit(2)	$0.91	$0.56	$0.54	$0.54

(1)	Due to changes in the number of weighted average Units outstanding, quarterly net income per Unit may not add to the totals for the year.
(2)	Declared and paid during the following quarter.
(3)	Reflects the operations of Alliance Holding prior to the Reorganization effective October 29, 1999 and of Alliance Capital thereafter.

Independent Auditors' Report

The General Partner and Unitholders
Alliance Capital Management L.P.

            We have audited the accompanying consolidated statements of financial condition of Alliance Capital Management L.P. and subsidiaries (“Alliance Capital”) as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in partners' capital and comprehensive income and cash flows for the year ended December 31, 2000 and the two-month period ended December 31, 1999.  We have also audited the consolidated statements of income, partners’ capital and comprehensive income and cash flows of Alliance Capital Management Holding L.P. and subsidiaries, the predecessor to Alliance Capital, for the ten-month period ended October 29, 1999 (date of Reorganization – Note 1) and the consolidated statements of income, changes in partners’ capital and comprehensive income and cash flows for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

            We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Capital as of December 31, 2000 and 1999, and Alliance Capital’s and Alliance Capital Management Holding L.P. and subsidiaries’ results of operations and cash flows for each of the periods referred to above presented in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
KPMG LLP

New York, New York
February 2, 2001

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            Neither Alliance Capital nor Alliance Holding had any changes in or disagreements with accountants in respect of  accounting or financial disclosure.

PART III

Item 10.          Directors and Executive Officers of the Registrant

General Partner

            Alliance Capital’s and Alliance Holding’s activities are managed and controlled by Alliance as General Partner and Alliance Capital and Alliance Holding Unitholders do not have any rights to manage or control Alliance Capital or Alliance Holding.  The General Partner has agreed that it will conduct no active business other than managing Alliance Capital and Alliance Holding, although it may make certain investments for its own account.

            The General Partner does not receive any compensation from Alliance Capital or Alliance Holding for services rendered to Alliance Capital or Alliance Holding as General Partner.  The General Partner holds a 1% general partnership interest in Alliance Capital and 100,000 units of general partnership interest in Alliance Holding.  As of March 1, 2001 Equitable, ACMC and ECMC, affiliates of the General Partner, held 128,475,720 Alliance Capital Units and 1,544,356 Alliance Holding Units.

            The General Partner is reimbursed by Alliance Capital for all expenses incurred by it in carrying out its activities as General Partner of Alliance Capital and Alliance Holding, including compensation paid by the General Partner to its directors and officers (to the extent such persons are not compensated directly as employees of Alliance Capital) and the cost of directors and officers liability insurance obtained by the General Partner.  The General Partner was not reimbursed for any such expenses in 2000 except for directors’ fees and directors and officers liability insurance.

Directors and Executive Officers of the General Partner

            The directors and executive officers of the General Partner are as follows:

Name	Age	Position

Dave H. Williams.....	68	Chairman of the Board and Director
Donald H. Brydon....	55	Director
Bruce W. Calvert.....	54	Director, Vice Chairman and Chief Executive Officer
John D. Carifa..........	56	Director, President and Chief Operating Officer
Henri de Castries......	46	Director
Denis Duverne..........	48	Director
Richard S. Dziadzio..	37	Director
Alfred Harrison........	63	Director and Vice Chairman
Hervé Hatt...............	36	Director
Michael Hegarty.......	56	Director
Roger Hertog...........	59	Director and Vice Chairman
Benjamin D. Holloway................................	76	Director
W. Edward Jarmain..	62	Director
Edward D. Miller.....	60	Director
Peter D. Noris..........	45	Director
Lewis A. Sanders.....	54	Director, Vice Chairman and Chief Investment Officer
Frank Savage...........	62	Director
Peter J. Tobin...........	56	Director
Stanley B. Tulin........	51	Director
Reba W. Williams....	64	Director, Special Projects
Gerald M. Lieberman	53	Executive Vice President-Finance and Operations
David R. Brewer, Jr.	55	Senior Vice President and General Counsel
Robert H. Joseph, Jr.	53	Senior Vice President and Chief Financial Officer

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

            Mr. Brydon was elected a Director of Alliance in May 1997.  He is Chairman and Chief Executive Officer of AXA Investment Managers S.A.  Mr. Brydon was formerly Barclays Group’s Deputy Chief Executive of BZW, the investment banking division of Barclays Plc., and was a member of the Executive Committee of Barclays.  Before joining BZW, Mr. Brydon was the Chief Executive and Chairman of Barclays de Zoete Wedd Investment Management Ltd. (BZWIM) and had served in various executive capacities within the Barclays organization including Barclays Investment Management Ltd. and Barclays Bank.  Mr. Brydon serves as director of Allied Domecq Plc., Nycomed Amersham Plc., Edinburgh UK Index Trust Plc.., Edinburgh UK Tracker Trust Plc.  and Edinburgh Inca Trust.  He also serves as Chairman of the Executive Committee of the UK’s Institutional Fund Managers Association and President of the European Asset Management Association.  AXA Investment Managers S.A. is a subsidiary of AXA, a parent of Alliance Capital and Alliance Holding.

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

            Mr. Carifa joined Alliance in 1971 and was elected President and Chief Operating Officer on May 3, 1993.  He was the Chief Financial Officer from 1973 until 1994.  He was an Executive Vice President from 1986 to 1993 and he was a Senior Vice President from 1980 to 1986.  He was elected a Director of Alliance in 1992. Mr. Carifa is a member of the Board of Directors of the Investment Company Institute.

            Mr. de Castries was elected a Director of Alliance in October 1993. Since January 19, 2000, he has been Chairman of the Management Board of AXA. Prior thereto, he was Vice Chairman of the Management Board of AXA, Senior Executive Vice President Financial Services and Life Insurance Activities of AXA in the United States, Germany, the United Kingdom and Benelux from 1996 to 2000; Executive Vice President Financial Services and Life Insurance Activities of AXA from 1993 to 1996; General Secretary of AXA from 1991 to 1993; and Central Director of Finances of AXA from 1989 to 1991.  Mr. de Castries is also a Director or Officer of various subsidiaries and affiliates of the AXA Group and a Director of AXA Financial, and Equitable.  Mr. de Castries was elected Vice Chairman of AXA Financial on February 14, 1996 and was elected Chairman of AXA Financial, effective April 1, 1998.  AXA, AXA Financial and Equitable are parents of Alliance Capital and Alliance Holding. Equitable is a subsidiary of AXA Financial.

            Mr. Duverne was elected a Director of Alliance in February 1996.  Mr. Duverne is Group Executive Vice President-Finance, Control and Strategy of AXA which he joined as Senior Vice President in 1995.  Prior to that Mr. Duverne was a member of the Executive Committee, Operations of Banque Colbert from 1992 to 1995.  Mr. Duverne was Secretary General of Compagnie Financière IBI from 1991 to 1992.  Mr. Duverne worked for the French Ministry of Finance serving as Deputy Assistant Secretary for Tax Policy from 1988 to 1991 and director of the Corporate Taxes Department from 1986 to 1988.  He is also a Director of various subsidiaries and affiliates of the AXA Group.  Mr. Duverne is also a Director of Equitable.  AXA and Equitable are parents of Alliance Capital and Alliance Holding.  Equitable is a subsidiary of AXA Financial.

            Mr. Dziadzio was elected a Director of Alliance in February 2001. Mr. Dziadzio is Senior Vice President – Asset Management Activities of AXA, which he joined in 1994 as a member of the corporate finance department with responsibilities in the realm of asset management and insurance businesses, as well as other areas of activities in the United States and United Kingdom. From 1998 through December 31, 2000, Mr. Dziadzio was Chief of Finance and Administration of AXA Real Estate Investment Managers, a wholly-owned subsidiary of AXA. Prior to joining AXA, he was with Yarmouth Group, a real estate investment advisory company, holding positions in New York and London. AXA is a parent of Alliance Capital and Alliance Holding.

            Mr. Harrison joined Alliance in 1978 and was elected Vice Chairman on May 3, 1993.  Mr. Harrison is in charge of Alliance Capital’s Minneapolis office and is a senior portfolio manager.  He was an Executive Vice President from 1986 to 1993 and a Senior Vice President from 1978 to 1986.  He was elected a Director of Alliance in 1992.

            Mr. Hatt was elected a Director of Alliance in May 1998. He has been Senior Vice President-Asset Management Activities and Group Strategic Planning of AXA since March 1998. From 1992 to 1998 he was a senior engagement manager with McKinsey & Company, the management consultants, in London and Paris. AXA is a parent of Alliance Capital and Alliance Holding.

            Mr. Hegarty was elected a Director of Alliance in May 1998.  He is Senior Vice Chairman, Chief Operating Officer and a Director of AXA Financial. Mr. Hegarty joined AXA Financial in 1998.  He previously served as Vice Chairman of the Chase Manhattan Corporation and the Chase Manhattan Bank. AXA Financial and Equitable are parents of Alliance Capital and Alliance Holding.  Equitable is a subsidiary of AXA Financial.

            Mr. Hertog was elected Director and Vice Chairman of Alliance on October 2, 2000. Prior thereto, he was President and Chief Operating officer of Sanford C. Bernstein & Co., Inc., which he joined as a research analyst in 1968. Mr. Hertog is currently Chairman of the Manhattan Institute, a leading policy institute specializing in urban issues. He is also a Trustee of the American Enterprise Institute for Public Policy Research in Washington, D.C.

            Mr. Holloway was elected a Director of Alliance in November 1987.  He is a consultant to The Continental Companies.  From September 1988 until his retirement in March 1990, Mr. Holloway was a Vice Chairman of Equitable.  He served as an Executive Vice President of Equitable from 1979 until 1988.  Prior to his retirement he served as a Director and Officer of various Equitable subsidiaries.  Mr. Holloway is a Director of Interstate Hotels Corporation and the Museum of Contemporary Art in Miami. Mr. Holloway was a Director of Rockefeller Center Properties, Inc. and is a Director Emeritus of The Duke University Management Corporation, Chairman of The Touro National Heritage Trust, a Regent of the Cathedral of St. John the Divine and a Trustee of Duke University (Emeritus) and the American Academy in Rome (Emeritus).

            Mr. Jarmain was elected a Director of Alliance in May 2000. He has been President of Jarmain Group Inc. (a private investment holding company) since 1979. Mr. Jarmain has been a Director of AXA Financial and Equitable since July 1992 and a Director of several other companies affiliated with Equitable. He served as non-executive Chairman and Director of FCA International Ltd. from January 1994 through May 1998. AXA Financial and Equitable are parents of Alliance Capital and Alliance Holding. Equitable is a subsidiary of AXA Financial.

            Mr. Miller was elected a Director of Alliance in July 1997.  He has been a Director, President and Chief Executive Officer of AXA Financial since August 1997.  He was President of Equitable from August 1997 to January 1998 and has been Chairman of Equitable since January 1998 and Chief Executive Officer and a Director of Equitable since August 1997. Mr. Miller is Senior Executive Vice President of AXA and Vice Chairman of its Management Board. Prior to joining AXA Financial, Mr. Miller served as Senior Vice Chairman of The Chase Manhattan Corporation. Prior thereto, he was President of Chemical Bank (which merged with Chase in 1996) from 1994 to 1996 and Vice Chairman from 1991 to 1994.  He began his banking career at Manufacturers Hanover Trust, where he served as Vice Chairman from 1988 until 1991 when the company merged with Chemical Bank. Mr. Miller is also a Director of KeySpan Corp. and of Phoenix House, and a member of the Business Roundtable.  He is the current Chairman of United Way of Tri-State, a Trustee of Pace University, The New York City Police Foundation, the Inner-City Scholarship Fund and the New York Blood Center, where he also served as General Chairman. AXA, AXA Financial and Equitable are parents of Alliance Capital and Alliance Holding.  Equitable is a subsidiary of AXA Financial.

            Mr. Noris was elected a Director of Alliance in July 1995.  Since 1995 Mr. Noris has been Executive Vice President and Chief Investment Officer of AXA Financial and Equitable. Prior thereto, he was Vice President for Salomon Brothers from 1992 to 1995.  From 1984 to 1992 Mr. Noris was a Principal in the Fixed Income and Equity Divisions of Morgan Stanley Group Inc. AXA Financial and Equitable are parents of Alliance Capital and Alliance Holding.  Equitable is a subsidiary of AXA Financial.

            Mr. Sanders was elected Director, Vice Chairman and Chief Investment Officer of Alliance on October 2, 2000. Prior thereto, he served as Chairman and Chief Executive officer of Sanford C. Bernstein & Co., Inc., which he joined in 1968 as a research analyst. Mr. Sanders is a Chartered Financial Analyst, a New York Stock Exchange supervisory analyst and was a member of the Institutional Investor All-America Research Team for four years.

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

            Mr. Tobin was elected a Director of Alliance in May 2000. He has been Dean of the Tobin College of Business since August 1998. As Dean, Mr. Tobin is the chief executive and academic leader of the College of Business. Mr. Tobin was Chief Financial Officer at The Chase Manhattan Corporation from 1996 to 1997. Prior thereto, he was Chief Financial Officer of Chemical Bank (which merged with chase in 1996) from 1991 to 1996 and Chief Financial Officer of Manufacturers Hanover Trust (which merged with Chemical in 1991) from 1985 to 1991.  Mr. Tobin is a member of the American Institute of Certified Public Accountants, the New York State Society of CPA’s and the Financial Executives Institute. He is also a member of the Financial Accounting Standards Board Advisory Council and the Boards of Directors of The CIT Groups, Inc. The H.W. Wilcom Co., and P.A. Consulting Group. He has been a Director of Equitable since March 1999. Equitable is a parent of Alliance Capital and Alliance Holding. Equitable is a subsidiary of AXA Financial.

            Mr. Tulin was elected a Director of Alliance in July 1997.  He is Vice Chairman and Chief Financial Officer of AXA Financial and Director, Vice Chairman and Chief Financial Officer of Equitable. In addition to his current responsibilities at AXA Financial, Mr. Tulin has responsibility for Group financial communication, relations with rating agencies and consolidated risk assessment. Since December 2000, he has also been Executive Vice President of AXA and a member of its Executive Committee. Mr. Tulin was formerly Coopers & Lybrand’s Co-Chairman of the Insurance Industry Practice.  Before joining Coopers & Lybrand, Mr. Tulin was with Milliman and Robertson for 17 years.  Mr. Tulin is a Fellow of the Society of Actuaries, a Board member of the American Academy of Actuaries and a frequent speaker at actuarial and insurance industry conferences.  He is a member of the Board of Directors and Treasurer of the Jewish Theological Seminary; Treasurer of Brandeis University Graduate School of International Economics and Finance; and a Board Member of the New York City Opera.  AXA, AXA Financial and Equitable are parents of Alliance Capital and Alliance Holding. Equitable is a subsidiary of AXA Financial.

            Mrs. Williams was elected a Director of Alliance in October 1993. She is currently the Director of Special Projects of Alliance Capital.  She serves on the Boards of Directors of the India Liberalisation Fund, The Spain Fund, The Austria Fund and The Southern Africa Fund.  Mrs. Williams, who has worked at McKinsey & Company. and as a securities analyst at Mitchell, Hutchins, Inc., has a Masters in Business Administration and a Ph.D. in Art History.  Mrs. Williams is the wife of Mr. Dave H. Williams, Chairman of the Board and a Director of Alliance.

            Mr. Lieberman joined Alliance on October 2, 2000 and has been Executive Vice President, Finance and Administration since November 16, 2000. Prior to the acquisition, Mr. Lieberman was with Bernstein where he was a member of the Board with senior responsibility for Finance and Administration. He is a member of the Board of Overseers for the University of Connecticut School of Business Administration and a member of the Board of Directors of American Friends of Beth Issie Shapiro.

            Mr. Brewer joined Alliance in 1987 and has been Senior Vice President and General Counsel since 1991.  From 1987 until 1990 Mr. Brewer was Vice President and Assistant General Counsel of Alliance. Mr. Brewer is a member of the Board of Directors of ICI Mutual Insurance Company.

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

            AXA Financial and SCB Inc. entered into an agreement in connection with the Bernstein Acquisition pursuant to which AXA Financial agreed to elect or cause the election of Messrs. Lewis A. Sanders and Roger Hertog to the Board of Directors until at least October 2, 2003.

            Certain executive officers of Alliance are also directors or trustees and officers of various Alliance Mutual Funds and are directors and officers of certain of Alliance Capital’s subsidiaries and affiliates.

            All directors of the General Partner hold office until the next annual meeting of the stockholder of the General Partner and until their successors are elected and qualified.  All officers of the General Partner serve at the discretion of the General Partner’s Board of Directors.

            The General Partner has an Audit Committee composed of its independent directors Messrs. Holloway, Jarmain, and Tobin.  The Audit Committee reports to the Board of Directors with respect to the selection and terms of engagement of the independent auditors of Alliance Capital and Alliance Holding and with respect to certain other matters.  The Audit Committee also reviews various matters relating to the accounting and auditing policies and procedures of Alliance Capital and Alliance Holding.  The Audit Committee held 7 meetings in 2000.

            The General Partner has a Board Compensation Committee composed of Messrs. Williams, Holloway and Miller.  The Board Compensation Committee is responsible for compensation and compensation related matters, including, but not limited to, responsibility and authority for determining bonuses, contributions and awards under most employee incentive plans or arrangements, amending or terminating such plans or arrangements or any welfare benefit plan or arrangement or adopting any new incentive, fringe benefit or welfare benefit plan or arrangement.  The Option Committee, consisting of Mr. Holloway, is responsible for granting options under Alliance Capital’s 1993 Unit Option Plan.  The 1997 Option Committee, consisting of Messrs. Williams, Holloway and Miller, is responsible for granting options under Alliance Capital’s 1997 Long Term Incentive Plan.  The Unit Option and Unit Bonus Committee, consisting of Messrs. Holloway and Miller, is responsible for granting awards under Alliance Capital’s Unit Bonus Plan.  The Board Compensation Committee, Option Committee, Unit Option and Unit Bonus Committee and 1997 Option Committee consult with an Executive Committee consisting of Messrs. Williams, Calvert, Carifa, Harrison, Sanders and Hertog with respect to matters within their authority.  The Committee under the SCB Deferred Compensation Award Plan consisting of Messrs. Sanders and Hertog is responsible for granting awards under the SCB Deferred Compensation Award Plan. The Century Club Plan Committee, consisting of Messrs. Carifa and Michael J. Laughlin, Executive Vice President of the General Partner and Chairman of the Board of AFD, is responsible for granting awards under Alliance Capital’s Century Club Plan.

            The General Partner pays directors who are not employees of Alliance Capital, Alliance Holding, AXA Financial or any affiliate of AXA Financial an annual retainer of $18,000 plus $1,000 per meeting attended of the Board of Directors and $500 per meeting of a committee of the Board of Directors not held in conjunction with a Board of Directors meeting.  Alliance Capital reimburses Messrs. Brydon, de Castries, Duverne, Dziadzio, Hatt, Holloway, Jarmain, and Tobin for certain expenses incurred in attending Board of Directors’ meetings.  Other directors are not entitled to any additional compensation from the General Partner for their services as directors.  The Board of Directors meets quarterly.

Section 16 (a) Beneficial Ownership Reporting Compliance

            Section 16(a) of the Securities Exchange Act of 1934 requires the General Partner’s directors and executive officers, and persons who own more than 10% of the Alliance Holding Units or Alliance Capital Units to file with the SEC initial reports of ownership and reports of changes in ownership of Alliance Holding Units or Alliance Capital Units.  To  the  best of Alliance Holding’s knowledge, during the year ended December 31, 2000 all Section 16(a) filing requirements applicable to its executive officers, directors and 10% beneficial owners were complied with except that an Initial Statement of Beneficial Ownership on Form 3 was filed late on behalf of Mr. Gerald M. Lieberman, Executive Vice President-Finance and Operations of Alliance, and a Statement of Changes in Beneficial Ownership on Form 4 was filed late on behalf of Mr. David R. Brewer, Jr., Senior Vice President and General Counsel of Alliance, Mr. Robert H. Joseph, Jr., Senior Vice President and Chief Financial Officer of Alliance, Mr. Gerard J. Friscia, Senior Vice President and Controller of Alliance, and Ms. Anne S. Drennan, Senior Vice President and Treasurer of Alliance, in respect of  a grant to each of them of an option to purchase Alliance Holding Units.  To the best of Alliance Capital’s knowledge, during the year ended December 31, 2000 all Section 16(a) filing requirements applicable to its executive officers, directors and 10% beneficial owners were complied with, except that an Initial Statement of Beneficial Ownership on Form 3 was filed late on behalf of Mr. Gerald M. Lieberman.

Item 11.          Executive Compensation

            The following Summary Compensation Table sets forth all plan and non-plan compensation awarded to, earned by or paid to the Chairman of the Board and each of the four most highly compensated executive officers of the General Partner at the end of 2000 (“Named Executive Officers”):

					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($) (1)	Restricted Stock Award(s) ($)	Options/ (#Units)	LTIP Payouts ($) (1)	All other Compen-sation ($) (2)

Dave H. Williams Chairman of the Board	2000	$275,002	$5,000,000	$6,843,221	$0	0	$0	$372,701
	1999	274,996	5,500,000	---------	0	0	0	419,581
	1998	274,976	4,500,000	---------	0	0	0	482,531

Bruce W. Calvert	2000	275,002	9,600,000	8,850,551	0	300,000	0	1,632,051
Vice Chairman &	1999	269,232	6,200,000	---------	0	0	0	1,506,856
Chief Executive Officer	1998	250,000	4,000,000	264,273	0	500,000	0	1,208,311

John D. Carifa President & Chief Operating Officer	2000	275,002	9,600,000	2,449,450	0	300,000	0	1,634,179
	1999	269,232	7,200,000	6,601,411	0	0	0	1,506,082
	1998	250,000	5,000,000	---------	0	500,000	0	1,209,640

Robert H. Joseph, Jr. Senior Vice President & Chief Financial Officer	2000	175,000	933,000	538,046	0	65,000	0	325,993
	1999	172,692	738,000	610,429	0	15,000	0	283,348
	1998	163,846	591,500	257,798	0	20,000	0	187,737

David R. Brewer, Jr. Senior Vice President & General Counsel	2000	175,000	948,500	1,982,851	0	65,000	0	327,897
	1999	172,692	741,500	879,670	0	15,000	0	283,348
	1998	163,846	595,000	199,448	0	20,000	0	187,737

(1)	Perquisites and personal benefits are not included in column (e) if the aggregate amount did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported in columns (c) and (d).

Column (e) for 2000 includes for Mr. Williams, among other perquisites and personal benefits, $6,792,180 representing the dollar value of the difference between the exercise price and fair market value of AXA Financial common stock acquired as a result of the exercise of options, $20,845 of car allowance and $12,859 of group life.

Column (e) for 2000 includes for Mr. Calvert, among other perquisites and personal benefits, $8,687,906 representing the dollar value of the difference between the exercise price and fair market value of Alliance Holding Units and AXA Financial common stock acquired as a result of the exercise of options, distributions of $128,152 in respect of unvested Alliance Holding units awarded under the Partners Compensation Plan and $19,617 of car allowance.

Column (e) for 2000 includes for Mr. John Carifa, among other perquisites and personal benefits, $2,264,060 representing the dollar value of the difference between the exercise price and fair market value of AXA Financial common stock acquired as a result of the exercise of options, distributions of $128,152 in respect of unvested Alliance Holding Units awarded under the Partners Compensation Plan and $16,821 of air travel.

Column (e) for 2000 includes for Mr. Brewer, among other perquisites and personal benefits, $1,927,039 representing the dollar value of the difference between the exercise price and fair market value of Alliance Holding Units acquired as a result of the exercise of options, distributions of $31,438, in respect of unvested Alliance Holding Units awarded under the Partners Compensation Plan, $8,319 for health club and $6,500 for personal tax services.

Column (e) for 2000 includes for Mr. Robert Joseph, among other perquisites and personal benefits, $480,484 representing the dollar value of the difference between the exercise price and fair market value of Alliance Holding Units acquired as a result of the exercise of options, distributions of $31,438, in respect of unvested Alliance Holding Units awarded under the Partners Compensation Plan,  $9,436 of car allowance and $9,000 for personal tax services.

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

Column (e) for 1998 includes for Mr. Brewer, among other perquisites and personal benefits, $187,000  representing the dollar value of the difference between the exercise price and the fair market value of Alliance Holding Units acquired as a result of the exercise of options and, for 1998, $5,700 for personal tax services.
(2)	Column (i) includes award amounts vested and earnings credited in 1998, 1999 and 2000 in respect of the Alliance Partners Compensation Plan. Column (i) does not include any amounts in respect of awards made in 2000 in respect of the Alliance Partners Compensation Plan and matching contributions by Alliance Capital under the Alliance Capital Management L.P. Annual Elective Deferral Plan since none of these awards or contributions have vested and no earnings have been credited in respect thereof.

Column (i) includes the following amounts for 2000:

	Earnings Accrued On Partners Plan Balances	Vesting of Awards and Accrued Earnings Under Capital Accumulation Plan	Vesting of Awards and Accrued Earnings Under Alliance Partners Compensation Plan	Profit Sharing Plan Contribution	Term Life Insurance Premiums	Total

Dave H. Williams	$19,136	$104,463	$212,743	$23,500	$12,859	$372,701
Bruce W. Calvert	6,601	43,607	1,554,686	23,500	3,657	1,632,051
John D. Carifa	7,482	41,796	1,554,686	23,500	6,715	1,634,179
Robert H. Joseph, Jr.	0	0	300,216	23,500	2,277	325,993
David R. Brewer, Jr.	0	0	300,216	23,500	4,181	327,897

Option Grants in 2000

            The table below shows information regarding grants of options made to the Named Executive Officers under the 1993 Unit Option Plan and the 1997 Long Term Incentive Plan (“Alliance Capital Option Plans”) during 2000.  The amounts shown for each of the Named Executive Officers as potential realizable values are based on assumed annualized rates of appreciation of five percent and ten percent over the full ten-year term of the options, which would result in Alliance Holding Unit prices of approximately $82.46 and $131.31, respectively.  The amounts shown as potential realizable values for all Alliance Holding Unitholders represent the corresponding increases in the market value of 73,184,232 outstanding Alliance Holding Units held by all Alliance Holding Unitholders as of December 31, 2000, which would total approximately $2.3 billion and $5.9 billion, respectively.  No gain to the optionees is possible without an increase in Alliance Holding Unit price which will benefit all Alliance Holding Unitholders proportionately.  These potential realizable values are based solely on assumed rates of appreciation required by applicable SEC regulations.  Actual gains, if any, on option exercises and Alliance Holding Unitholdings are dependent on the future performance of the Alliance Holding Units.  There can be no assurance that the potential realizable values shown in this table will be achieved.

Option Grants In 2000

	Individual Grants (1)				Potential Realizable Value at Assumed Annual Rates of Unit Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted (#)	% of total Options Granted to Employees in Fiscal Year (2)	Exercise Price ($/Unit)	Expiration Date	5% ($)	10% ($)
Dave H. Williams	0	N/A	N/A	N/A	N/A	N/A
Bruce W. Calvert	300,000	6.4%	48.5	6/20/2010	9,758,000	24,411,000
John D. Carifa	300,000	6.4%	48.5	6/20/2010	9,758,000	24,411,000
Robert H. Joseph, Jr.	50,000 15,000	1.4%	48.5 53.25	6/20/2010 12/11/2010	2,057,000	5,232,000
David R. Brewer, Jr.	50,000 15,000	1.4%	48.5 53.25	6/20/2010 12/11/2010	2,057,000	5,232,000

(1)	Options on Alliance Holding Units are awarded at the fair market value of Alliance Holding Units at the date of award and become exercisable in 20% increments commencing one year from such date if the optionee has not died or terminated employment. Such options lapse at the earliest of ten years after award, three months after the optionee’s normal termination of employment or disability, six months after the optionee’s death, or at the time of the optionee’s termination of employment otherwise than normally.
(2)	Options in respect of 4,698,000 Alliance Holding Units were granted in 2000.

Aggregated Option Exercises in 2000 and 2000 Year-End Option Values

            The following table summarizes for each of the Named Executive Officers the number of options exercised during 2000, the aggregate dollar value realized upon exercise, the total number of Alliance Holding Units subject to unexercised options held at December 31, 2000, and the aggregate dollar value of in-the-money, unexercised options held at December 31, 2000.  Value realized upon exercise is the difference between the fair market value of the underlying Alliance Holding Units on the exercise date and the exercise price of the option.  Value of unexercised, in-the-money options at fiscal year-end is the difference between its exercise price and the fair market value of the underlying Alliance Holding Units on December 31, 2000, which was $50.625 per Alliance Holding Unit.  These values have not been, and may never be, realized.  The underlying options have not been, and may never be, exercised, and actual gains, if any, on exercise will depend on the value of Alliance Holding Units on the date of exercise.  There can be no assurance that these values will be realized.

Aggregated Option Exercises In 2000 And December 31, 2000 Option Values
			Number of Alliance Holding Units Underlying Unexpired Options at December 31, 2000		Value of Unexercised In-the-Money Options at December 31, 2000 ($) (1)

	Options Exercised (# Units)	Value Realized ($)

Name			Exercisable	Unexercisable	Exercisable	Unexercisable

Dave H. Williams	0	N/A	0	0	0	0
Bruce W. Calvert	100,000	4,194,156	800,000	600,000	29,390,625	7,931,250
John D. Carifa	0	N/A	550,000	600,000	19,231,250	7,931,250
Robert H. Joseph, Jr.	14,620	480,484	132,880	101,000	5,085,652	1,052,000
David R. Brewer, Jr.	44,750	1,927,039	127,000	101,000	4,877,875	1,052,000

(1)	In-the-Money Options are those where the fair market value of the underlying Alliance Holding Units exceeds the exercise price of the option. The Named Executive Officers hold no other options in respect of the Alliance Holding Units or the Alliance Capital Units.

            Options to acquire Alliance Holding Units are granted by Alliance Capital to its employees.  Upon exercise of options, Alliance Holding exchanges the proceeds from exercise for a number of Alliance Capital Units equal to the number of Alliance Holding Units acquired pursuant to the option exercises, thus increasing Alliance Holding’s investment in Alliance Capital.

Compensation Agreements with Certain Executive Officers

            In connection with Equitable’s 1985 acquisition of Donaldson, Lufkin & Jenrette, Inc. ("DLJ"), the former parent of ACMC, ACMC entered into employment agreements with Messrs. Williams, Carifa and Calvert.  Each agreement provided for deferred compensation payable in stated monthly amounts for ten years commencing at age 65, or earlier in a reduced amount in the event of disability or death, if the individual involved so elects.  The right to receive such deferred compensation is vested.  Assuming payments commence at age 65, the annual amount of deferred compensation payable for ten years to Messrs. Williams, Carifa and Calvert is $425,731, $522,036, and $434,612, respectively.  While Alliance Capital assumed responsibility for payment of these deferred compensation obligations, ACMC and Alliance are required, subject to certain limitations, to make capital contributions to Alliance Capital in an amount equal to the payments, and ACMC is also obligated to the employees for the payments.  ACMC’s obligations to make capital contributions to Alliance Capital are guaranteed, subject to certain limitations, by Equitable Investment Corporation (“EIC”), a wholly-owned subsidiary of Equitable, the parent of Alliance.

Certain Employee Benefit Plans

            Retirement Plan.  Alliance Capital maintains a qualified, non-contributory, defined benefit retirement plan covering most employees of Alliance Capital who have completed one year of service and attained age 21.  Employer contributions are determined by application of actuarial methods and assumptions to reflect the cost of benefits under the plan.  Each participant’s benefits are determined under a formula which takes into account years of credited service, the participant’s average compensation over prescribed periods and Social Security covered compensation.  The maximum annual benefit payable under the plan may not exceed the lesser of $100,000 or 100% of a participant’s average aggregate compensation for the three consecutive years in which he received the highest aggregate compensation from Alliance Capital or such lower limit as may be imposed by the Internal Revenue Code on certain participants by reason of their coverage under another qualified plan maintained by Alliance Capital. A participant is fully vested after the completion of five years of service.  The plan generally provides for payments to or on behalf of each vested employee upon such employee’s retirement at the normal retirement age provided under the plan or later, although provision is made for payment of early retirement benefits on an actuarially reduced basis.  Normal retirement age under the plan is 65.  Death benefits are payable to the surviving spouse of an employee who dies with a vested benefit under the plan.

            The table below sets forth with respect to the retirement plan the estimated annual straight life annuity benefits payable upon retirement at normal retirement age for employees with the remuneration and years of service indicated.

	Estimated Annual Benefits
Average Final Compensation	Years of Service at Retirement
	15	20	25	30	35	40	45

$100,000	$18,872	$25,162	$31,453	$37,744	$44,034	$49,034	$54,034
150,000	30,122	40,162	50,203	60,244	70,284	77,784	85,284
200,000	41,372	55,162	68,953	82,744	96,534	100,000	100,000
250,000	52,622	70,162	87,803	100,000	100,000	100,000	100,000
300,000	63,872	85,162	100,000	100,000	100,000	100,000	100,000

            Assuming they are employed by Alliance Capital until age 65, the credited years of service under the plan for Messrs. Williams, Calvert, Carifa, Joseph and Brewer would be 20, 38, 40, 28 and 22, respectively.  Compensation on which plan benefits are based includes only base compensation and not bonuses, incentive compensation, profit-sharing plan contributions or deferred compensation.  The compensation for calculation of plan benefits for each of these five individuals for 2000 is $170,000, $170,000, $170,000, $170,000 and $170,000, respectively.

            DLJ Executive Supplemental Retirement Program.  In 1983, DLJ adopted an Executive Supplemental Retirement Program under which certain employees of Alliance Capital deferred a portion of their 1983 compensation in return for which DLJ agreed to pay each of them a specified annual retirement benefit for 15 years beginning at age 65.  Benefits are based upon the participant’s age and the amount deferred and are calculated to yield an approximate 12.5% annual compound return.  In the event of the participant’s disability or death, an equal or lesser amount is to be paid to the participant or his beneficiary.  After age 55, participants the sum of whose age and years of service equals 80 may elect to have their benefits begin in an actuarially reduced amount before age 65.  DLJ has funded its obligation under the Program through the purchase of life insurance policies.

            The following table shows as to the Named Executive Officers who are participants in the Plan the estimated annual retirement benefit payable at age 65.  Each of these individuals is fully vested in the applicable benefit.

Name	Estimated Annual Retirement Benefit

Dave H. Williams	$55,838.28
Bruce W. Calvert	154,501.80
John D. Carifa	124,495.56

Item 12.          Security Ownership of Certain Beneficial Owners and Management

Principal Security Holders

            Alliance Capital has no information that any person beneficially owns more than 5% of the outstanding Alliance Capital Units except  (i) Equitable, ACMC and ECMC, wholly-owned subsidiaries of AXA Financial, as reported on Schedule 13D dated June 30, 2000, filed with the SEC by AXA and certain of its affiliates pursuant to the Securities Exchange Act of 1934, and (ii) SCB Inc. as reported on Schedule 13D dated October 12, 2000, filed with the SEC by SCB Inc. pursuant to the Securities Exchange Act of 1934.  The following table and notes have been prepared in reliance upon such filings for the nature of ownership and an explanation of overlapping ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Reported on Schedule	Percent of Class

AXA (1)(2)(3)(4) 25 avenue Matignon 75008 Paris France	128,475,720	51.9%
AXA Financial (4) 1290 Avenue of the Americas New York, NY 10019	128,475,720	51.9%
SCB Inc. (5) SCB Partners Inc. (5) 767 Fifth Avenue New York, NY 10021	40,800,000	16.5%

(1)	Based on information provided by AXA Financial, at March 1, 2001, AXA and certain of its subsidiaries beneficially owned all of AXA Financial’s outstanding common stock. For insurance regulatory purposes the shares of capital stock of AXA Financial beneficially owned by AXA and its subsidiaries have been deposited into a voting trust (“Voting Trust”) which has an initial term of 10 years commencing May 12, 1992. The trustees of the Voting Trust (the “Voting Trustees”) are Claude Bébéar, Patrice Garnier and Henri de Clermont-Tonnerre, each of whom serves on the Supervisory Board of AXA. The Voting Trustees have agreed to exercise their voting rights to protect the legitimate economic interests of AXA, but with a view to ensuring that certain minority shareholders of AXA do not exercise control over AXA Financial or certain of its insurance subsidiaries.

(2)	Based on information provided by AXA, on March 1, 2001, approximately 17.7% of the issued ordinary shares (representing 28.6% of the voting power) of AXA were owned directly and indirectly by Finaxa, a French holding company. As of March 1, 2001, 60.6% of the shares (representing 71.3% of the voting power) of Finaxa were owned by four French mutual insurance companies (the “Mutuelles AXA”) and 22.3% of the shares of Finaxa (representing 13.4% of the voting power) were owned by Paribas, a French bank. Including the ordinary shares owned by Finaxa, on March 1, 2001, the Mutuelles AXA directly or indirectly owned approximately 20.6% of the issued ordinary shares (representing 33.1% of the voting power) of AXA.

(3)	The Voting Trustees may be deemed to be beneficial owners of all Alliance Capital Units beneficially owned by AXA and its subsidiaries. In addition, the Mutuelles AXA, as a group, and Finaxa may be deemed to be beneficial owners of all Alliance Capital Units beneficially owned by AXA and its subsidiaries. By virtue of the provisions of the Voting Trust Agreement, AXA may be deemed to have shared voting power with respect to the Alliance Capital Units. AXA and its subsidiaries have the power to dispose or direct the disposition of all shares of the capital stock of AXA Financial deposited in the Voting Trust. The Mutuelles AXA, as a group, and Finaxa may be deemed to share the power to vote or to direct the vote and to dispose or to direct the disposition of all the Alliance Capital Units beneficially owned by AXA and its subsidiaries. The address of each of AXA and the Voting Trustees is 25, avenue Matignon, 75008 Paris, France. The address of Finaxa is 23 avenue Matignon, 75008 Paris, France. The addresses of the Mutuelles AXA are as follows: The address of each of AXA Conseil Vie Assurance Mutuelle, AXA Assurances Vie Mutuelle and AXA Assurances I.A.R.D. Mutuelle is 370, rue Saint Honoré, 75001 Paris, France; and the address of AXA Courtage Assurance Mutuelle is 26, rue Louis le Grand, 75002 Paris, France. The address of Paribas is 3, rue d’Antin, Paris, France.

(4)	By reason of their relationship, AXA, the Voting Trustees, the Mutuelles AXA, Finaxa, AXA Financial, AXA Client Solutions, Equitable, Equitable Holdings, LLC, ACMC and ECMC may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of the 128,475,720 Alliance Capital Units.

(5)	SCB Partners Inc. is a wholly-owned subsidiary of SCB Inc.

            Alliance Holding, 1345 Avenue of the Americas, New York, NY 10105, owns 73,765,597 or 29.8% of the outstanding Alliance Capital Units.

            Alliance Holding has no information that any person beneficially owns more than 5% of the outstanding Alliance Holding Units except, to the best of Alliance Holdings knowledge, Meiji Life Insurance Company as described in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Meiji Life Insurance Company
1-1, Marunouchi 2-chome
Chiyodu-ku, Tokyo 100-005	5,488,000	7.5%
Japan

              Management

            The following table sets forth, as of March 1, 2001, the beneficial ownership of Alliance Capital Units by each director and each Named Executive Officer of the General Partner and by all directors and executive officers of the General Partner as a group:

Name of Beneficial Owner	Number of Alliance Capital Units and Nature of Beneficial Ownership	Percent of Class

Dave H. Williams (1)	759,036	*
Donald H. Brydon (1)	0	*
Bruce W. Calvert (1)	500,000	*
John D. Carifa (1)	1,020,000	*
Henri de Castries (1)	0	*
Denis Duverne (1)	0	*
Richard S. Dziadzio (1)	0	*
Alfred Harrison (1)	365,410	*
Hervé Hatt (1)	0	*
Michael Hegarty (1)	18,000	*
Roger Hertog (1)	0	*
Benjamin D. Holloway	0	*
W. Edwin Jarmain (1)	0	*
Edward D. Miller (1)	0	*
Peter D. Noris (1)	0	*
Lewis A. Sanders (1)	0	*
Frank Savage (1)	10,000	*
Peter J. Tobin (1)	0	*
Stanley B. Tulin (1)	0	*
Reba W. Williams (1)(2)	759,036	*
Gerald M. Lieberman (1)	0	*
David R. Brewer, Jr. (1)	0	*
Robert H. Joseph, Jr. (1)	0	*
All Directors and executive officers of the General Partner as a Group (23 persons)	2,672,446	1.1%

*	Number of Alliance Capital Units listed represents less than 1% of the Units outstanding.
(1)	Excludes Alliance Capital Units beneficially owned by AXA, AXA Financial and/or Equitable. Messrs. Williams, Brydon, de Castries, Duverne, Dziadzio, Hatt, Hegarty, Jarmain, Miller, Noris, Tobin and Tulin are directors and/or officers of AXA, AXA Financial and/or Equitable. Messrs. Williams, Calvert, Carifa, Harrison, Hertog, Sanders, Savage, Lieberman, Brewer, Joseph and Mrs. Williams are directors and/or officers of Alliance.
(2)	Includes 759,036 Alliance Capital Units owned by Mr. Dave H. Williams.

              The following table sets forth, as of March 1, 2001, the beneficial ownership of Alliance Holding Units by each director and each Named Executive Officer of the General Partner and by all directors and executive officers of the General Partner as a group:

Name of Beneficial Owner	Number of Alliance Holding Units and Nature of Beneficial Ownership	Percent of Class

Dave H. Williams (1)(2)	989,876	1.3%
Donald H. Brydon (1)	0	*
Bruce W. Calvert (1)(3)	1,310,020	1.8%
John D. Carifa (1)(4)	1,555,356	2.1%
Henri de Castries (1)	2,000	*
Denis Duverne (1)	2,000	*
Richard S. Dziadzio (1)	0	*
Alfred Harrison (1)	300,098	*
Hervé Hatt (1)	0	*
Michael Hegarty (1)	0	*
Roger Hertog (1)	0	*
Benjamin D. Holloway	7,410	*
W. Edwin Jarmain (1)	2,000	*
Edward D. Miller (1)	0	*
Peter D. Noris (1)	0	*
Lewis A. Sanders (1)	0	*
Frank Savage (1)	81,000	*
Peter J. Tobin (1)	0	*
Stanley B. Tulin (1)	4,000	*
Reba W. Williams (1)(5)	989,876	*
Gerald M. Lieberman (1)	0	*
David R. Brewer, Jr. (1)(6)	232,458	*
Robert H. Joseph, Jr. (1)(7)	155,338	*
All Directors and executive officers of the General Partner as a Group (23 persons)(8)	4,641,556	6.3%

*	Number of Alliance Holding Units listed represents less than 1% of the Units outstanding.
(1)	Excludes Alliance Holding Units beneficially owned by AXA, AXA Financial and/or Equitable. Messrs. Williams, Brydon, de Castries, Duverne, Dziadzio, Hatt, Hegarty, Jarmain, Miller, Noris, Tobin and Tulin are directors and/or officers of AXA, AXA Financial and/or Equitable. Messrs. Williams, Calvert, Carifa, Harrison, Hertog, Sanders, Savage, Lieberman, Brewer, Joseph and Mrs. Williams are directors and/or officers of Alliance.
(2)	Includes 160,000 Alliance Holding Units owned by Mrs. Reba W. Williams.
(3)	Includes 800,000 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.
(4)	Includes 550,000 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans and 1,200 Alliance Holding Units owned by Mr. Carifa’s children.
(5)	Includes 829,876 Alliance Holding Units owned by Mr. Dave H. Williams.
(6)	Includes 127,000 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans and 3,000 Alliance Holding Units owned by Mr. Brewer’s wife.
(7)	Includes 132,880 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.
(8)	Includes 1,609,880 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.

              The following tables set forth, as of March 1, 2001, the beneficial ownership of the common stock of AXA and Finaxa by each director and each Named Executive Officer of the General Partner and by all directors and executive officers of the General Partner as a group:

AXA Common Stock (1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class

Dave H. Williams (2)	34,995	*
Donald H. Brydon (3)	12,837	*
Bruce W. Calvert (4)	3,804	*
John D. Carifa (5)	24,081	*
Henri de Castries (6)	226,160	*
Denis Duverne (7)	81,178	*
Richard S. Dziadzio (8)	1,500	*
Alfred Harrison	0	*
Hervé Hatt (9)	5,073	*
Michael Hegarty (10)	12,942	*
Roger Hertog	0	*
Benjamin D. Holloway	0	*
W. Edwin Jarmain	0	*
Edward D. Miller (11)	567,239	*
Peter D. Noris (12)	88,577	*
Lewis A. Sanders	0	*
Frank Savage	0	*
Peter J. Tobin	0	*
Stanley B. Tulin (13)	91,588	*
Reba W. Williams (14)	34,995	*
Gerald M. Lieberman	0	*
David R. Brewer, Jr.	0	*
Robert H. Joseph, Jr.	0	*
All Directors and executive officers of the General Partner as a Group (23 persons)(15)	1,149,974	*
*	Number of shares listed represents less than one percent (1%) of the outstanding AXA common stock.
(1)	Holdings of AXA American Depository Shares are expressed as their equivalent in AXA common stock. Each AXA American Depository Share is equivalent to one-half of a share of AXA common stock.
(2)	Represents 15,218 shares subject to options and 39,554 AXA American Depository Shares subject to options held by Mr. Williams, which options Mr. Williams has the right to exercise within 60 days.
(3)	Includes 12,681 shares subject to options held by Mr. Brydon, which options Mr. Brydon has the right to exercise within 60 days.
(4)	Represents 3,804 shares subject to options held by Mr. Calvert, which options Mr. Calvert has the right to exercise within 60 days.
(5)	Includes 3,804 shares subject to options and 39,554 AXA American Depository Shares subject to options held by Mr. Carifa, which options Mr. Carifa has the right to exercise within 60 days.
(6)	Includes 93,840 shares subject to options and 142,390 AXA American Depository Shares subject to options held by Mr. de Castries, which options Mr. de Castries has the right to exercise within 60 days and 7,500 shares owned by Mr. de Castries' three minor children.
(7)	Includes 25,363 shares subject to options and 79,110 AXA American Depository Shares subject to options, which options Mr. Duverne has the right to exercise within 60 days as well as 16,000 shares held jointly with Mr. Duverne's wife and 42 shares owned by Mr. Duverne's children.

(8)	Represents 1,500 shares subject to options held by Mr. Dziadzio, which options Mr. Dziadzio has the right to exercise within 60 days.
(9)	Represents 5,073 shares subject to options held by Mr. Hatt, which options Mr. Hatt has the right to exercise within 60 days.
(10)	Represents 7,609 shares subject to options and 10,665 AXA American Depository Shares subject to options held by Mr. Hegarty, which options Mr. Hegarty has the right to exercise within 60 days.
(11)	Represents 25,362 shares subject to options and 1,083,754 AXA American Depository Shares subject to options held by Mr. Miller, which options Mr. Miller has the right to exercise within 60 days.
(12)	Represents 7,355 shares subject to options and 162,444 AXA American Depository Shares subject to options held by Mr. Noris, which options Mr. Noris has the right to exercise within 60 days.
(13)	Includes 7,609 shares subject to options and 165,958 AXA American Depository Shares subject to options held by Mr. Tulin, which options Mr. Tulin has the right to exercise within 60 days.
(14)	Represents 15,218 shares subject to options and 39,554 AXA American Depository Shares subject to options held by Mr. Williams, which options Mr. Williams has the right to exercise within 60 days.
(15)	Includes 209,218 shares and 1,723,429 AXA American Depository Shares subject to options, which options may be exercised within 60 days.

Finaxa Common Stock

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class

Dave H. Williams	0	*
Donald H. Brydon	0	*
Bruce W. Calvert	0	*
John D. Carifa	0	*
Henri de Castries (1)	90,149	*
Denis Duverne	0	*
Richard S. Dziadzio	0	*
Alfred Harrison	0	*
Hervé Hatt	0	*
Michael Hegarty	0	*
Roger Hertog	0	*
Benjamin D. Holloway	0	*
W. Edwin Jarmain	0	*
Edward D. Miller	0	*
Peter D. Noris	0	*
Lewis A. Sanders	0	*
Frank Savage	0	*
Peter J. Tobin	0	*
Stanley B. Tulin	0	*
Reba W. Williams	0	*
Kathleen A. Corbet	0	*
Gerald M. Lieberman	0	*
David R. Brewer, Jr.	0	*
Robert H. Joseph, Jr.	0	*
All Directors and executive officers of the General Partner as a Group (23 persons)	90,149	*

*	Number of shares listed represents less than one percent (1%) of the outstanding Finaxa common stock,
(1)	Includes 17,500 shares subject to options held by Mr. De Castries, which options Mr. De Castries has the right to exercise within 60 days.

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

            Section 17-403(b) of the Delaware Revised Uniform Limited Partnership Act (the “Delaware Act”) states that, except as provided in the Delaware Act or the partnership agreement, a general partner of a limited partnership has the same liabilities to the partnership and to the limited partners as a general partner in a partnership without limited partners.  While, under Delaware law, a general partner of a limited partnership is liable as a fiduciary to the other partners, the Amended and Restated Agreement of Limited Partnership of Alliance Capital Management L.P. (“Alliance Capital Partnership Agreement”) and the Amended and Restated Agreement of Limited Partnership of Alliance Capital Management Holding L.P. (“Alliance Holding Partnership Agreement”) set forth a more limited standard of liability for the General Partner.  The Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement provide that the General Partner is not liable for monetary damages for errors in judgment or for breach of fiduciary duty (including breach of any duty of care or loyalty), unless it is established that the General Partner’s action or failure to act involved an act or omission undertaken with deliberate intent to cause injury, with reckless disregard for the best interests of Alliance Capital or Alliance Holding or with actual bad faith on the part of the General Partner, or constituted actual fraud.  Whenever the Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement provide that the General Partner is permitted or required to make a decision (i) in its “discretion,” the General Partner is entitled to consider only such interests and factors as it desires and has no duty or obligation to consider any interest of or other factors affecting Alliance Capital or Alliance Holding or any Unitholder of Alliance Capital or Alliance Holding or (ii) in its “good faith” or under another express standard, the General Partner will act under that express standard and will not be subject to any other or different standard imposed by the Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement or applicable law.

            In addition, the Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement grant broad rights of indemnification to the General Partner and its directors and affiliates and authorizes Alliance Capital and Alliance Holding to enter into indemnification agreements with the directors, officers, partners, employees and agents of Alliance Capital and its affiliates and Alliance Holding and its affiliates.  Alliance Capital and Alliance Holding have granted broad rights of indemnification to officers of the General Partner and employees of Alliance Capital and Alliance Holding. The foregoing indemnification provisions are not exclusive, and Alliance Capital and Alliance Holding are authorized to enter into additional indemnification arrangements.  Alliance Capital and Alliance Holding have obtained directors and officers liability insurance.

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

            The Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement expressly permit all affiliates of the General Partner (including Equitable and its other subsidiaries) to compete, directly or indirectly, with Alliance Capital and Alliance Holding, to engage in any business or other activity and to exploit any opportunity, including those that may be available to Alliance Capital and Alliance Holding.  AXA, AXA Financial, Equitable and certain of their subsidiaries currently compete with Alliance Capital.  See “Item 13.  Certain Relationships and Related Transactions-Competition.”  The Alliance Capital Partnership Agreement and the Alliance Holding Partnership Agreement further provide that, except to the extent that a decision or action by the General Partner is taken with the specific intent of providing a benefit to an affiliate of the General Partner to the detriment of Alliance Capital or Alliance Holding, there is no liability or obligation with respect to, and no challenge of, decisions or actions of the General Partner that would otherwise be subject to claims or other challenges as improperly benefiting affiliates of the General Partner to the detriment of Alliance Capital or Alliance Holding or otherwise involving any conflict of interest or breach of a duty of loyalty or similar fiduciary obligation.

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

            Alliance Capital acts as the investment manager for the general and separate accounts of Equitable and its insurance company subsidiary pursuant to investment advisory agreements.  During 2000 Alliance Capital received approximately $47.5 million in fees pursuant to these agreements.  In connection with the services provided under these agreements Alliance Capital provides ancillary accounting, valuation, reporting, treasury and other services under service agreements.  During 2000 Alliance Capital received approximately $9.1 million in fees pursuant to these agreements.  Equitable provides certain legal and other services to Alliance Capital relating to certain insurance and other regulatory aspects of the general and separate accounts of Equitable and its insurance company subsidiary.  During 2000 Alliance Capital paid approximately $1.1 million to Equitable for these services.

            Equitable has issued life insurance policies to ACMC on certain employees of Alliance Capital, the costs of which are borne by ACMC without reimbursement by Alliance Capital.  During 2000 ACMC paid approximately $5.3 million in insurance premiums on these policies.

            Alliance Capital and its employees are covered under various insurance policies maintained by Equitable and its subsidiaries.  The amount of premiums for these group policies paid by Alliance Capital to Equitable was approximately $306,000 for 2000.

            Alliance Capital provides investment management services to certain employee benefit plans of Equitable and DLJ, which was a subsidiary of AXA Financial until November 3, 2000.  Advisory fees from these accounts totaled approximately $4.4 million for 2000 including $3.8 million from the separate accounts of Equitable.

            In April 1996 Alliance Capital acquired the United States investing activities and business of National Mutual Funds Management (“NMFM”), a subsidiary of AXA.  In connection therewith, Alliance Capital entered into investment management agreements with AXA Asia Pacific and various of its subsidiaries (collectively, the “AXA Asia Pacific Group”). In 2000, the management fees related to services provided by Alliance Capital and its subsidiaries under these agreements amounted to approximately $3.42 million.

            AXA Advisors was Alliance Capital’s third largest distributor of U.S. Funds in 2000 for which AXA Advisors received sales concessions from Alliance Capital on sales of $1,054 million.  In 2000, AXA Advisors also distributed certain of Alliance Capital’s cash management products.  AXA Advisors received distribution payments totaling $11.3 million in 2000 for these services.             DLJ Securities Corporation and Pershing, subsidiaries of AXA Financial until November 3, 2000, distribute certain Alliance Mutual Funds and cash management products and receive sales concessions and distribution payments.  In addition, Alliance Capital and Pershing have an agreement pursuant to which Pershing recommends to certain of its correspondent firms the use of Alliance Capital’s cash management products for which Pershing is allocated a portion of the revenues derived by Alliance Capital from sales through the Pershing correspondents.  Amounts paid by Alliance Capital to DLJ Securities Corporation, Pershing and Wood Struthers & Winthrop Management Corp., a subsidiary of DLJ, in connection with the above distribution services were $95.5 million in 2000.  DLJ and its subsidiaries also provide Alliance Capital with brokerage and various other services, including clearing, investment banking, research, data processing and administrative services.  Brokerage, the expense of which is borne by Alliance Capital’s clients, aggregated approximately $2.6 million for 2000.  During 2000 Alliance Capital paid $500,000 to DLJ and its subsidiaries for all other services.

            Alliance Capital and its subsidiaries provide investment management services to AXA Reinsurance Company, a subsidiary of AXA, and its affiliates, pursuant to discretionary investment advisory agreements.  In  2000, the management fees related to services provided by Alliance Capital and its subsidiaries under such agreements amounted to approximately $1.65 million.

            Alliance Capital and its subsidiaries provide investment management services to AXA World Funds, a Luxembourg fund, pursuant to a sub-advisory agreement between Alliance Capital and AXA Funds Management SA, a subsidiary of AXA.  In 2000, the sub-advisory fees related to services provided by Alliance Capital ad its subsidiaries under the sub-advisory agreement amounted to approximately $268,000.

            Alliance Capital and its subsidiaries provide investment management services to Nichidan Life Insurance Co., Ltd., a subsidiary of AXA, pursuant to various advisory agreements. In 2000, the advisory fees related to services provided by Alliance Capital and its subsidiaries under the advisory agreements amounted to approximately $955,000.

            Alliance Capital and its subsidiaries provide investment management services to AXA Global Risks U.S. Insurance Company, a subsidiary of AXA, and its affiliates, pursuant to discretionary investment advisory agreements. In 2000, the advisory fees related to services provided by Alliance Capital under the agreements amounted to approximately $549,000.

Other Transactions

            On  February 1, 2001, Alliance Capital and AXA Asia Pacific Holdings Limited (“AXA Asia Pacific”), a subsidiary of AXA, entered into a Subscription and Shareholders Agreement under which they established two new investment management companies in Australia and New Zealand named Alliance Capital Management Australia Limited and Alliance Capital Management New Zealand Limited, respectively.  AXA Asia Pacific and Alliance Capital each own fifty percent (50%) of the equity of each new company and have equal representation on the Boards. Alliance Capital has day to day responsibility for operational management of the companies, which currently manage approximately $A23 billion in assets.

            During 2000 Alliance Capital paid certain legal and other expenses incurred by Equitable and its insurance company subsidiary relating to the general and separate accounts of Equitable and such subsidiary for which it has been or will be fully reimbursed by Equitable.  The largest amount of such indebtedness outstanding during 2000 was approximately $258,000 which represents the amount outstanding on November 30, 2000.

            In connection with the Reorganization, Alliance Capital agreed to reimburse Alliance Holding for all costs and expenses incurred by Alliance Holding other than the payment of taxes.

            Equitable and its affiliates are not obligated to provide funds to Alliance Capital, except for ACMC’s and the General Partner’s obligation to fund certain of Alliance Capital’s deferred compensation and employee benefit plan obligations referred to under “Item 11.  Executive Compensation - Compensation Agreements with Named Executive Officers”.

            In 1999 GIE Informatique AXA, an affiliate of AXA, entered into a technology cost contribution agreement with various AXA subsidiaries, including Alliance Capital, to enable the participants to share the costs and benefits of cooperative technology development through GIE Informatique AXA.  All participants are joint owners of the technology and processes developed under this agreement.  In 2000 Alliance Capital’s share of such costs was approximately $1,850,000.  Alliance Capital anticipates to pay its share of such costs under this agreement in 2001.             Mrs. Reba W. Williams, the wife of Dave H. Williams, was employed by Alliance Capital during 2000 and received compensation in the amount of $100,000

            Certain of the hedge funds managed by Alliance Capital pay a portion of the carried interests or performance fees to certain portfolio managers, research analysts and other investment professionals who are associated with the management of the hedge funds.  Alliance Capital provides investment management services to the hedge funds and is entitled to receive between 75% and 100% of the aggregate carried interests or performance fees paid by such funds.  Alliance Capital received approximately $94 million from the hedge funds in 2000 primarily in respect of the performance by the hedge funds in 1999.  Mr. Alfred Harrison, a Director and Vice Chairman of the General Partner, received $4,601,792 in 2000 in respect of his association with the hedge funds.

            ACMC and the General Partner are obligated, subject to certain limitations, to make capital contributions to Alliance Capital in an amount equal to the payments Alliance Capital is required to make as deferred compensation under the employment agreements entered into in connection with Equitable’s 1985 acquisition of DLJ, as well as obligations of Alliance Capital to various employees and their beneficiaries under Alliance Capital’s Capital Accumulation Plan.  In 2000, ACMC made capital contributions to Alliance Capital in the amount of $658,000 in respect of these obligations.  ACMC’s obligations to make these contributions are guaranteed by EIC subject to certain limitations.  All tax deductions with respect to these obligations, to the extent funded by ACMC, Alliance or EIC, will be allocated to ACMC or Alliance.

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (a)        There is no document filed as part of this Annual Report on Form 10-K.

            (b)        Reports on Form 8-K.

Each of Alliance Capital and Alliance Holding on November 3, 2000 filed a Current Report on Form 8-K with respect to a press release they released on October 27, 2000 and certain supplemental financial data.

Each of Alliance Capital and Alliance Holding on October 3, 2000 filed a Current Report on Form 8-K with respect to (i) Alliance Capital’s acquisition of Bernstein, and (ii) the purchase of 1 million Alliance Holding Units in a private transaction by a wholly-owned subsidiary of Alliance Capital. The Alliance Holding Units are being used to fund awards granted under the SCB Deferred Compensation Award Plan, a deferred compensation plan established in connection with the acquisition, and under the Alliance Partners Compensation Plan.

(c)        Exhibits.

The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith or, in the case of Exhibit 13.1, incorporated by reference herein:

Exhibit	Description

2.1	Acquisition Agreement dated as of June 20, 2000 Amended and Restated as of October 2, 2000 among Alliance Capital Management L.P., Alliance Capital Management Holding L.P., Alliance Capital Management LLC, Sanford C. Bernstein Inc., Bernstein Technologies Inc., SCB Partners Inc., Sanford C. Bernstein & Co., LLC and SCB LLC.
2.2	Agreement and Plan of Reorganization dated August 20, 1999 among Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II), Alliance Capital Management Corporation and the Equitable Life Assurance Society of the United States (incorporated by reference to Exhibit (a)(1) to the Form 10-Q for the quarterly period ended September 30, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed on November 15, 1999).
3.1	Amended and Restated Certificate of Limited Partnership dated October 29, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) (incorporated by reference to Exhibit 3.1 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management Holding L.P. as filed On March 28, 2000).
3.2	Amended and Restated Agreement of Limited Partnership dated October 29, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) (incorporated by reference to Exhibit (a)(2) to the Form 10-Q for the quarterly period ended September 30, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed on November 15, 1999).
3.3	Amended and Restated Agreement of Limited Partnership dated October 29, 1999 of Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II) (incorporated by reference to Exhibit (a)(3) to the Form 10-Q for the quarterly period ended September 30, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed on November 15, 1999).
10.1	Restricted Unit Award Agreement dated as of December 31, 2000 with Bruce W. Calvert
10.2	Restricted Unit Award Agreement dated as of December 31, 2000 with John D. Carifa
10.3	Restricted Unit Award Agreement dated as of December 31, 2000 with Alfred Harrison
10.4	Restricted Unit Award Agreement dated as of December 31, 2000 with David R. Brewer, Jr.
10.5	Restricted Unit Award Agreement dated as of December 31, 2000 with Robert H. Joseph, Jr.
10.6	Unit Option Agreement dated as of December 11, 2000 with David R. Brewer, Jr.
10.7	Unit Option Agreement dated as of December 11, 2000 with Robert H. Joseph, Jr.
10.8	Deferral Agreement dated as of November 13, 2000 with John D. Carifa
10.9	Deferral Agreement dated as of November 14, 2000 with Alfred Harrison
10.10	Deferral Agreement dated as of November 15, 2000 with David R. Brewer, Jr.
10.11	Deferral Agreement dated as of November 16, 2000 with Robert H. Joseph, Jr.
10.12	Unit Option Agreement dated as of June 20, 2000 with Bruce W. Calvert
10.13	Unit Option Agreement dated as of June 20, 2000 with John D. Carifa
10.14	Unit Option Agreement dated as of June 20, 2000 with Alfred Harrison
10.15	Unit Option Agreement dated as of June 20, 2000 with David R. Brewer, Jr.
10.16	Unit Option Agreement dated as of June 20, 2000 with Robert H. Joseph, Jr.
10.17	Registration Rights Agreement dated as of October 2, 2000 by and among Alliance Capital Management L.P., Sanford C. Bernstein Inc. and SCB Partners Inc.

10.18	Purchase Agreement dated as of June 20, 2000 by and among Alliance Capital Management L.P., AXA Financial, Inc. and Sanford C. Bernstein Inc.
10.19	Financing Agreement dated as June 20, 2000 by and between AXA Financial, Inc. and Alliance Capital Management L.P.
10.20	Letter Agreement dated as of June 20, 2000 by and between AXA Financial, Inc. and Sanford C. Bernstein Inc.
10.21	Employment Agreement dated as of June 20, 2000 with Lewis A. Sanders.
10.22	Employment Agreement dated as of June 20, 2000 with Roger Hertog.
10.23	Employment Agreement dated as of June 20, 2000 with Michael L. Goldstein.
10.24	Employment Agreement dated as of June 20, 2000 with Andrew S. Adelson.
10.25	Employment Agreement dated as of June 20, 2000 with Marilyn G. Fedak.
10.26	Revolving Credit Agreement dated as of October 30, 2000 by and among Alliance Capital Management L.P., Bank of America, N.A., Banc of America Securities LLC, The Chase Manhattan Bank, and Deutsche Bank AG, New York and/or Cayman Islands Branches.
10.27	SCB Deferred Compensation Award Plan (incorporated by reference to Exhibit 99 to the Form S-8 of Alliance Capital Management Holding L.P. as filed October 3, 2000).
10.28	Alliance Capital Management L.P. Annual Elective Deferral Plan (incorporated by reference to Exhibit 99 to the Form S-8 of Alliance Capital Management Holding L.P. as filed November 6, 2000).
10.29	Unit Option Plan Agreement dated December 6, 1999 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.1 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management L.P. as filed March 28, 2000).
10.30	Unit Option Plan Agreement dated December 6, 1999 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management L.P. as filed March 28, 2000).
10.31	Amended and Restated Alliance Partners Compensation Plan dated December 6, 1999 (incorporated by reference to Exhibit 10.3 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management L.P. as filed March 28, 2000).
10.32	Restricted Unit Award Agreement dated December 31, 1999 with Bruce W. Calvert (incorporated by reference to Exhibit 10.4 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management L.P. as filed March 28, 2000).
10.33	Restricted Unit Award Agreement dated December 31, 1999 with John D. Carifa (incorporated by reference to Exhibit 10.5 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management L.P. as filed March 28, 2000).
10.34	Restricted Unit Award Agreement dated December 31, 1999 with Alfred Harrison (incorporated by reference to Exhibit 10.6 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management L.P. as filed March 28, 2000).
10.35	Restricted Unit Award Agreement dated December 31, 1999 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.7 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management L.P. as filed March 28, 2000).
10.36	Restricted Unit Award Agreement dated December 31, 1999 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.8 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management L.P. as filed March 28, 2000).
10.37	Commercial Paper Dealer Agreement, dated as of December 14, 1999 (incorporated by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management L.P. as filed March 28, 2000).
10.38	Extendible Commercial Notes Dealer Agreement, dated as of December 14, 1999 (incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management L.P. as filed March 28, 2000).
10.39	Amended and Restated Investment Advisory and Management Agreement dated October 29, 1999 among Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), Alliance Corporate Finance Group Incorporated and The Equitable Life Assurance Society of the United States (incorporated by reference to Exhibit (a)(6) to the Form 10-Q for the quarterly period ended September 30, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed on November 15, 1999).

10.40	Amended and Restated Accounting, Valuation, Reporting and Treasury Services Agreement dated October 29, 1999 between Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), Alliance Corporate Finance Group Incorporated and The Equitable Life Assurance Society of the United States (incorporated by reference to Exhibit (a)(7) to the Form 10-Q for the quarterly period ended September 30, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed on November 15, 1999).
10.41	Global Assignment and Assumption Agreement dated October 29, 1999 between Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) and Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II) (incorporated by reference to Exhibit (a)(8) to the Form 10-Q for the quarterly period ended September 30, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed on November 15, 1999).
10.42	Pass-Through Agreement dated October 29, 1999 between Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) and Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II) (incorporated by reference to Exhibit (a)(9) to the Form 10-Q for the quarterly period ended September 30, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed on November 15, 1999).
10.43	Reimbursement Agreement dated August 16, 1999 between Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) and The Equitable Life Assurance Society of the United States (incorporated by reference to Exhibit (a)(1) to the Form 10-Q for the quarterly period ended June 30, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed on August 16, 1999).
10.44	Revolving Credit Agreement dated as of July 21, 1999 among Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II), as Borrower, and the lending institutions listed on Schedule 1 thereto, collectively as Banks, and Fleet National Bank, as Administrative Agent, The First National Bank of Chicago, as Syndication Agent, and Banque Nationale de Paris, as Documentation Agent (incorporated by reference to Exhibit (a)(2) to the Form 10-Q for the quarterly period ended June 30, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed on August 16, 1999).
10.45	Exchange Agreement dated April 8, 1999 among Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II) and The Equitable Life Assurance Society of the United States (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II)).
10.46	Indemnification and Reimbursement Agreement dated April 8, 1999 among Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II) and The Equitable Life Assurance Society of the United States (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II)).
10.47	Unit Option Plan Agreement dated December 10, 1998 with Bruce W. Calvert (incorporated by reference to Exhibit 10.102 to the Form 10-K for the fiscal year ended December 31, 1998 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1999).
10.48	Unit Option Plan Agreement dated December 10, 1998 with John D. Carifa (incorporated by reference to Exhibit 10.103 to the Form 10-K for the fiscal year ended December 31, 1998 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1999).
10.49	Unit Option Plan Agreement dated December 10, 1998 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.105 to the Form 10-K for the fiscal year ended December 31, 1998 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1999).

10.50	Unit Option Plan Agreement dated December 10, 1998 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.107 to the Form 10-K for the fiscal year ended December 31, 1998 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1999).
10.51	Revolving Credit Agreement dated as of July 20, 1998 among Alliance Capital Management L.P., as Borrower, and the lending institutions listed on Schedule 1 thereto, collectively as Banks, and Nations Bank, N.A., The Chase Manhattan Bank and the Bank of New York, individually as Co-Agents, Nations Bank N.A., as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and the Bank of New York, as Documentation Agent (incorporated by reference to Exhibit 10.106 to the Form 10-K for the fiscal year ended December 31, 1998).
10.52	Unit Option Plan Agreement dated December 16, 1997 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.98 to the Form 10-K for the fiscal year ended December 31, 1997 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1998).
10.53	Unit Option Plan Agreement dated December 16, 1997 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.97 to the Form 10-K for the fiscal year ended December 31, 1997 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1998).
10.54	1997 Long Term Incentive Plan (incorporated by reference to Annex I to the Proxy Statement on Schedule 14A of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed December 4, 1997).
10.55	Unit Option Plan Agreement dated December 16, 1996 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.93 to the Form 10-K for the fiscal year ended December 31, 1996 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 27, 1997).
10.56	Unit Option Plan Agreement dated December 16, 1996 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.92 to the Form 10-K for the fiscal year ended December 31, 1996 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 27, 1997).
10.57	Unit Option Plan Agreement dated December 5, 1995 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.82 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1996).
10.58	Unit Option Plan Agreement dated July 24, 1995 with Bruce W. Calvert (incorporated by reference to Exhibit 10.78 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1996).
10.59	Unit Option Plan Agreement dated July 24, 1995 with John D. Carifa (incorporated by reference to Exhibit 10.80 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1996).
10.60	Unit Option Plan Agreement dated April 25, 1995 with Bruce W. Calvert (incorporated by reference to Exhibit 10.77 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1996).
10.61	Unit Option Plan Agreement dated April 25, 1995 with John D. Carifa (incorporated by reference to Exhibit 10.79 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1996).
10.62	Unit Option Plan Agreement dated April 25, 1995 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.81 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1996).
10.63	Unit Option Plan Agreement dated April 25, 1995 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.83 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1997).

10.64	Unit Option Plan Agreement dated December 5, 1995 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.84 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1997).
10.65	Unit Option Plan Agreement dated May 10, 1994 with Bruce W. Calvert (incorporated by reference to Exhibit 10.59 to the Form 10-K for the fiscal year ended December 31, 1994 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1995).
10.66	Unit Option Plan Agreement dated May 10, 1994 with John D. Carifa (incorporated by reference to Exhibit 10.60 to the Form 10-K for the fiscal year ended December 31, 1994 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1995).
10.67	Unit Option Plan Agreement dated May 10, 1994 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.61 to the Form 10-K for the fiscal year ended December 31, 1994 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1995).
10.68	Unit Option Plan Agreement dated May 10, 1994 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.62 to the Form 10-K for the fiscal year ended December 31, 1994 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1995).
10.69	Convertible Note Purchase Agreement dated as of August 11, 1994 between Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II) and Banco Bilbao Vizcaya, S.A. (incorporated by reference to Exhibit 10.67 to the Form 8-K to Alliance Capital Management L.P. (formerly Alliance Capital Management L.P.) filed on August 12, 1994).
10.70	Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) 1993 Unit Option Plan (incorporated by reference to Exhibit 4.1 to the Form S-8 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed July 12, 1993).
10.71	Alliance Capital Management L.P. Unit Bonus Plan (incorporated by reference to Exhibit 4.2 to the Form S-8 of Alliance Capital Management L.P. (formerly Alliance Capital Management L.P.) filed July 12, 1993).
10.72	Alliance Capital Management L.P. Century Club Plan (incorporated by reference to Exhibit 4.3 to the Form S-8 of Alliance Capital Management L.P. (formerly Alliance Capital Management L.P.) filed July 12, 1993).
10.73	Unit Option Plan Agreement dated October 10, 1992 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.49 to the Form 10-K for the fiscal year ended December 31, 1992 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 25, 1993).
10.74	Unit Option Plan Agreement dated October 10, 1992 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.48 to the Form 10-K for the fiscal year ended December 31, 1992 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 25, 1993).
10.75	Alliance Capital Accumulation Plan (incorporated by reference to Exhibit 10.51 to the Form 10-K for the fiscal year ended December 31, 1992 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 25, 1993).
10.76	Transfer Agreement dated December 12, 1991 between Alliance Capital Management Corporation and Alliance GP Incorporated (incorporated by reference to Exhibit 10.46 to the Form 10-K of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 27, 1992).
10.77	Unit Option Plan Agreement dated August 8, 1991 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.42 to the Form 10-K for the fiscal year ended December 31, 1991 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 27, 1992).

10.78	Unit Option Plan Agreement dated August 8, 1991 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.41 to the Form 10-K for the fiscal year ended December 31, 1991 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 27, 1992).
10.79	Alliance Capital Accumulation Plan (incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended December 31, 1988 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 31, 1989).
10.80	Alliance Partners Plan (incorporated by reference to Exhibit 10.12 to the Form 10-K for the fiscal year ended December 31, 1988 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 31, 1989).
11.1	Computation of Pro Forma Earnings per Unit for the year ended December 31, 2000
21.1	Subsidiaries of Alliance Capital
23.1	Consent of KPMG LLP in respect of the consolidated financial statements of Alliance Holding.
23.2	Consent of KPMG LLP in respect of the consolidated financial statements of Alliance Capital.
24.1	Power of Attorney by Donald H. Brydon
24.2	Power of Attorney by Henri de Castries
24.3	Power of Attorney by Denis Duverne
24.4	Power of Attorney by Richard S. Dziadzio
24.5	Power of Attorney by Alfred Harrison
24.6	Power of Attorney by Hervé Hatt
24.7	Power of Attorney by Michael Hegarty
24.8	Power of Attorney by Roger Hertog
24.9	Power of Attorney by Benjamin D. Holloway
24.10	Power of Attorney by W. Edwin Jarmain
24.11	Power of Attorney by Edward D. Miller
24.12	Power of Attorney by Peter D. Noris
24.13	Power of Attorney by Lewis A. Sanders
24.14	Power of Attorney by Peter J. Tobin
24.15	Power of Attorney by Stanley B. Tulin

  Signatures

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alliance Capital Management Holding L.P. .
		By:	Alliance Capital Management
Corporation, General Partner

Date:	March 30, 2001	By: /s/ Bruce W. Calvert
Bruce W. Calvert
Chief Executive Officer and
Vice Chairman of the Board of Directors

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 30, 2001	/s/ John D. Carifa
John D. Carifa
President and Chief Operating Officer
Date:	March 30, 2001	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President, Chief
Financial Officer and Principal
Accounting Officer

Directors

/s/ Dave H. Williams	*
Dave H. Williams	Roger Hertog
Chairman and Director	Director

*	*
Donald H. Brydon	Benjamin D. Holloway
Director	Director

/s/ Bruce W. Calvert	*
Bruce W. Calvert	W. Edwin Jarmain
Director	Director

/s/ John D. Carifa	*
John D. Carifa	Edward D. Miller
Director	Director

*	*
Henri de Castries	Peter D. Noris
Director	Director

*	*
Denis Duverne	Lewis A. Sanders
Director	Director

*	/s/ Frank Savage
Richard S. Dziadzio	Frank Savage
Director	Director

*	*
Alfred Harrison	Peter J. Tobin
Director	Director

*	*
Hervé Hatt	Stanley B. Tulin
Director	Director

*	/s/ Reba W. Williams
Michael Hegarty	Reba W. Williams
Director	Director

/s/ David R. Brewer, Jr.
David R. Brewer, Jr.
(Attorney-in-Fact)