Form 10-Q
period 2001-03-31
ALLIANCE CAPITAL MANAGEMENT HOLDING LP
filed 2001-05-14
CIK 825313

FORM 10–Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ________ to ________

Commission File No.   1–9818

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
(Exact name of registrant as specified in its charter)

Delaware	13–3434400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, New York, NY	10105
(Address of principal executive offices)	(Zip Code)

(212) 969–1000
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

Yes  ☒               No  ☐

The number of Units representing assignments of beneficial ownership of limited partnership interests* outstanding as of March 31, 2001 was 73,875,097.

* includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Index to Form 10–Q

Part I

FINANCIAL INFORMATION

Part I

FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
Condensed Statements of Financial Condition

(in thousands)

ASSETS	3/31/01	12/31/00
	(unaudited)

Fees receivable	$2,517	$2,244
Investment in Operating Partnership	1,256,079	1,266,587
Other assets	47	6
Total assets	$1,258,643	$1,268,837
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Payable to Operating Partnership	$6,733	$6,849
Accounts payable and accrued expenses	1,561	1,438
Total liabilities	8,294	8,287
Partners' capital	1,250,349	1,260,550
Total liabilities and partners' capital	$1,258,643	$1,268,837

See accompanying notes to condensed financial statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
Condensed Statements of Income

(unaudited)
(in thousands, except per Unit amounts)

	Three Months Ended
	3/31/01	3/31/00

Equity in earnings of Operating Partnership	$44,863	$71,151
Income taxes	5,699	5,225
Net income	$39,164	$65,926
Net income per Alliance Holding Unit:
Basic	$0.53	$0.92
Diluted	$0.52	$0.88

See accompanying notes to condensed financial statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
Condensed Statements of
Changes in Partners' Capital
and Comprehensive Income

(unaudited)
(in thousands)

	Three Months Ended
	3/31/01	3/31/00

Partners' capital - beginning of period	$1,260,550	$265,608
Comprehensive income:
Net income	39,164	65,926
Comprehensive income	39,164	65,926
Change in proportionate share of Operating Partnership’s partners’ capital	(665)	-
Cash distributions to partners	(57,381)	(61,635)
Purchase of Alliance Holding Units	-	(28,042)
Proceeds from options for Alliance Holding Units exercised	8,681	7,146
Partners' capital - end of period	$1,250,349	$249,003

See accompanying notes to condensed financial statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
Condensed Statements of Cash Flows

(unaudited)
(in thousands)

	Three Months Ended
	3/31/01	3/31/00
Cash flows from operating activities:
Net income	$39,164	$65,926
Adjustments to reconcile net income to net cash provided from operating activities:
Equity in earnings of Operating Partnership	(44,863)	(71,151)
Investment in Operating Partnership from exercises of options	(8,681)	(7,146)
Operating Partnership distributions received	63,387	65,986
Changes in assets and liabilities:
(Increase) in fees receivable	(273)	(389)
(Increase) in other assets	(41)	-
(Decrease) in payable to Operating Partnership	(116)	(4,020)
Increase in accounts payable and accrued expenses	123	5,283
Net cash provided from operating activities	48,700	54,489
Cash flows from financing activities:
Cash distributions to partners	(57,381)	(61,635)
Proceeds from options for Alliance Holding Units exercised	8,681	7,146
Net cash (used in) financing activities	(48,700)	(54,489)
Net increase in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

See accompanying notes to condensed financial statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
Notes to Condensed Financial Statements
March 31, 2001

(unaudited)

1.	Organization and Bernstein Acquisition
Alliance Capital Management Corporation (“ACMC”), an indirect wholly owned subsidiary of AXA Financial, Inc. (“AXA Financial”), is the general partner of both Alliance Capital Management Holding L.P. (“Alliance Holding”) and Alliance Capital Management L.P. (“Alliance Capital” or the “Operating Partnership”). AXA Financial is an indirect wholly owned subsidiary of AXA, a French company, that is a holding company for an international group of insurance and related financial services companies. Alliance Holding is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange while Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

On October 2, 2000, the Operating Partnership acquired the business and assets of SCB Inc., an investment research and management company formerly known as Sanford C. Bernstein Inc. (“Bernstein”), and assumed the liabilities of Bernstein (“Bernstein Acquisition”). The purchase price consisted of a cash payment of $1.4754 billion and 40.8 million newly issued Alliance Capital Units. AXA Financial purchased approximately 32.6 million newly issued Alliance Capital Units for $1.6 billion on June 21, 2000 to fund the cash portion of the purchase price.

At March 31, 2001, Alliance Holding owned approximately 73.9 million, or 30%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At March 31, 2001, AXA Financial was the beneficial owner of approximately 2% of the outstanding Alliance Holding Units and approximately 53% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 53% in the Operating Partnership. At March 31, 2001, SCB Partners Inc., a wholly owned subsidiary of SCB Inc., was the beneficial owner of approximately 16% of the outstanding Alliance Capital Units.

2.	Business Description
The Operating Partnership provides diversified investment management and related services globally to a broad range of clients including (a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and government and affiliates such as AXA and its insurance company subsidiaries, by means of separate accounts, sub-advisory relationships resulting from the efforts of the institutional marketing department, structured products, group trusts and mutual funds and classes of mutual fund shares sold exclusively to institutional investors and high net worth individuals, (b) private clients, consisting of high net worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separate accounts, hedge funds and certain other vehicles, (c) individual investors by means of publicly distributed mutual funds sponsored by the Operating Partnership, its subsidiaries and affiliated joint venture companies including cash management products such as money market funds and deposit accounts and sub-advisory relationships in respect of mutual funds sponsored by third parties resulting from the efforts of the mutual fund marketing department (“Alliance Mutual Funds”) and “wrap” products, and (d) institutional investors by means of in-depth research, portfolio strategy, trading and brokerage-related services. The Operating Partnership and its subsidiaries provide investment management, distribution and shareholder and administrative services to the Alliance Mutual Funds.

The Alliance Holding financial statements and notes should be read in conjunction with the consolidated financial statements and notes of the Operating Partnership. The Operating Partnership’s consolidated financial statements and notes and management’s discussion and analysis of financial condition and results of operations are included as an exhibit to this quarterly report on Form 10-Q for the quarterly period ended March 31, 2001.

3.	Summary of Significant Accounting Policies
Basis of Presentation
The unaudited interim condensed financial statements of Alliance Holding included herein have been prepared in accordance with the instructions to Form 10–Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) Alliance Holding’s financial position at March 31, 2001, (b) Alliance Holding’s results of operations for the three months ended March 31, 2001 and 2000, and (c) Alliance Holding’s cash flows for the three months ended March 31, 2001 and 2000, have been made.

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

Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation.
4.	Net Income Per Alliance Holding Unit
Basic net income per Alliance Holding Unit is derived by dividing net income by the weighted average number of Alliance Holding Units outstanding for each period. Diluted net income per Alliance Holding Unit is derived by dividing diluted net income by the total of the weighted average number of Alliance Holding Units outstanding for each period and the dilutive Alliance Holding Unit equivalents resulting from outstanding employee options. (In thousands, except per Alliance Holding Unit amounts):

	Three Months Ended
	3/31/01	3/31/00

Net income – Basic	$39,164	$65,926
Additional allocation of equity in earnings of the Operating Partnership resulting from assumed dilutive effect of employee options	2,322	3,408
Net income – Diluted	$41,486	$69,334
Weighted average Alliance Holding Units outstanding - Basic	73,644	71,599
Dilutive effect of employee options	6,370	7,391
Weighted average Alliance Holding Units outstanding - Diluted	80,014	78,990
Basic net income per Alliance Holding Unit	$0.53	$0.92
Diluted net income per Alliance Holding Unit	$0.52	$0.88

5.	Investment in Operating Partnership
	Alliance Holding’s investment in the Operating Partnership for the three month period ended March 31, 2001 was as follows (in thousands):

	Investment in Operating Partnership at December 31, 2000		$1,266,587
	Equity in earnings of Operating Partnership		44,863
	Additional investment resulting from exercises of employee options		8,681
	Distribution received from Operating Partnership		(63,387)
	Change in proportionate share of Operating Partnership’s partners’ capital		(665)
	Investment in Operating Partnership at March 31, 2001		$1,256,079

6.	Commitments and Contingencies
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

8.	Supplemental Cash Flow and Noncash Investing and Financing Activities Information
	Cash payments for income taxes were as follows:

		Three Months Ended
		3/31/01	3/31/00
		(In thousands)
	Income taxes	$5,193	$ -
	Noncash investing and financing activities were as follows:
	Change in proportionate share of the Operating Partnership’s partners’ capital:
	Investment in Operating Partnership	$(665)	$ -
	Partners’ capital	(665)	-

9.	Cash Distribution
	On April 30, 2001, the General Partner declared a distribution of $50,235,000 or $0.68 per Alliance Holding Unit representing a distribution from Available Cash Flow (as defined in the Alliance Holding Partnership Agreement) of Alliance Holding for the three months ended March 31, 2001. The distribution is payable on May 24, 2001 to holders of record on May 14, 2001.

10.	Subsequent Event
On April 25, 2001, an amended class action complaint (“amended complaint”) entitled Miller v. Mitchell Hutchins Assets Management, Inc., No. 01-192-DRH, was filed in federal district court in the Southern District of Illinois against Alliance Capital, Alliance Fund Distributors, Inc. (“AFD”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”), and breaches of common law fiduciary duty.

The allegations in the amended complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including the Alliance Premier Growth Fund, Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the amended complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty.

Alliance Capital and AFD believe that plaintiff’s allegations are without merit and intend to vigorously defend against these allegations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Organization and Bernstein Acquisition

Alliance Capital Management Corporation (“ACMC”), an indirect wholly owned subsidiary of AXA Financial, Inc. (“AXA Financial”), is the general partner of both Alliance Capital Management Holding L.P. (“Alliance Holding”) and Alliance Capital Management L.P. (“Alliance Capital” or the “Operating Partnership”). AXA Financial is an indirect wholly owned subsidiary of AXA, a French company, that is a holding company for an international group of insurance and related financial services companies.  Alliance Holding is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange while Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

On October 2, 2000, the Operating Partnership acquired the business and assets of SCB Inc., an investment research and management company formerly known as Sanford C. Bernstein Inc. (“Bernstein”), and assumed the liabilities of Bernstein (“Bernstein Acquisition”).  The purchase price consisted of a cash payment of $1.4754 billion and 40.8 million newly issued Alliance Capital Units.  AXA Financial purchased approximately 32.6 million newly issued Alliance Capital Units for $1.6 billion on June 21, 2000 to fund the cash portion of the purchase price.

At March 31, 2000, Alliance Holding owned approximately 73.9 million, or 30%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At March 31, 2001, AXA Financial was the beneficial owner of approximately 2% of the outstanding Alliance Holding Units and approximately 53% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 53% in the Operating Partnership. At March 31, 2001, SCB Partners Inc., a wholly owned subsidiary of SCB Inc., was the beneficial owner of approximately 16% of the outstanding Alliance Capital Units.

The Operating Partnership provides diversified investment management and related services globally to a broad range of clients including (a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and government and affiliates such as AXA and its insurance company subsidiaries, by means of separate accounts, sub-advisory relationships resulting from the efforts of the institutional marketing department, structured products, group trusts and mutual funds and classes of mutual fund shares sold exclusively to institutional investors and high net worth individuals, (b) private clients, consisting of high net worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separate accounts, hedge funds and certain other vehicles, (c) individual investors by means of publicly distributed mutual funds sponsored by the Operating Partnership, its subsidiaries and affiliated joint venture companies including cash management products such as money market funds and deposit accounts and sub-advisory relationships in respect of mutual funds sponsored by third parties resulting from the efforts of the mutual fund marketing department (“Alliance Mutual Funds”) and “wrap” products, and (d) institutional investors by means of in-depth research, portfolio strategy, trading and brokerage-related services.  The Operating Partnership and its subsidiaries provide investment management, distribution and shareholder and administrative services to the Alliance Mutual Funds.

The Alliance Holding financial statements and notes should be read in conjunction with the consolidated financial statements and notes of Alliance Holding. The Operating Partnership’s consolidated financial statements and notes and management’s discussion and analysis of financial condition and results of operations are included as an exhibit to this quarterly report on Form 10-Q for the quarterly period ended March 31, 2001.

Results of Operations
(Dollars and Alliance Holding Units in millions, except per Alliance Holding Unit amounts)	Three months ended
	3/31/01	3/31/00	% Change
Equity in earnings of Operating Partnership	$44.9	$71.1	(36.8)%
Income taxes	5.7	5.2	9.6
Net income	$39.2	$65.9	(40.5)
Diluted net income per Unit	$0.52	$0.88	(40.9)
Amortization of intangible assets per Unit	0.17	-	N/A
Non-recurring item per Unit	-	(0.13)	(100.0)
Net operating earnings per Unit (1)	$0.69	$0.75	(8.0)
Base fee earnings per Unit	$0.68	$0.72	(5.6)
Performance fee earnings per Unit	0.01	0.03	(66.7)
Net operating earnings per Unit (1)	$0.69	$0.75	(8.0)
Distribution per Unit	$0.68	$0.74	(8.1)

(1)   Net operating earnings per Unit: Diluted net income per Unit excluding Alliance Holding’s proportionate share of Alliance Capital’s amortization of intangible assets and non-recurring items.

Net income for the three months ended March 31, 2001 decreased $26.7 million or $0.36 diluted net income per Alliance Holding Unit to $39.2 million or $0.52 diluted net income per Alliance Holding Unit from net income of $65.9 million or $0.88 diluted net income per Alliance Holding Unit for the three months ended March 31, 2000. The decrease reflects equity in lower earnings of the Operating Partnership due principally to higher operating expenses and amortization of intangible assets by the Operating Partnership in connection with the Bernstein Acquisition and a non-recurring gain related to the settlement of litigation recorded by the Operating Partnership in first quarter 2000.

CAPITAL RESOURCES AND LIQUIDITY

Alliance Holding’s partners’ capital was $1,250.3 million at March 31, 2001, a decrease of $10.3 million or 0.8% from $1,260.6 million at December 31,2000. The decrease is primarily due to cash distributions to Unitholders in respect of Alliance Holding’s Available Cash Flow (as defined in the Alliance Holding Partnership Agreement) for the fourth quarter of 2000 paid in the first quarter of 2001.

At March 31, 2001, Alliance Holding owned approximately 73.9 million, or 30%, of the issued and outstanding Alliance Capital Units. Alliance Holding’s principal sources of income and cash flow are attributable to its ownership interest in the Operating Partnership. Alliance Holding is required to distribute all of its Available Cash Flow, as defined in the Alliance Holding Partnership Agreement, to its Partners and Alliance Holding Unitholders. To the extent there are temporary cash shortfalls due to the timing of tax payments and the receipt of quarterly distributions, short-term loans will be extended to Alliance Holding by the Operating Partnership.

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

CASH DISTRIBUTIONS

Alliance Holding’s principal sources of income and cash flow are attributable to its ownership of approximately 30% of the issued and outstanding Alliance Capital Units. Alliance Holding is required to distribute all of its Available Cash Flow to its Partners and Alliance Holding Unitholders. Alliance Holding’s Available Cash Flow and distributions per Alliance Holding Unit for the three months ended March 31, 2001 and 2000, were as follows:

	Three months ended
	3/31/01	3/31/00
Available Cash Flow (in thousands)	$50,235	$53,511
Distributions per Alliance Holding Unit	$0.68	$0.74

SUBSEQUENT EVENT

On April 25, 2001, an amended class action complaint (“amended complaint”) entitled Miller v. Mitchell Hutchins Assets Management, Inc., No. 01-192-DRH, was filed in federal district court in the Southern District of Illinois against Alliance Capital, Alliance Fund Distributors, Inc. (“AFD”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”), and breaches of common law fiduciary duty.

The allegations in the amended complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including the Alliance Premier Growth Fund, Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the amended complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty.

Alliance Capital and AFD believe that plaintiff’s allegations are without merit and intend to vigorously defend against these allegations.

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
Alliance Capital Management L.P. (“Alliance Capital”) and Alliance Capital Management Holding L.P. (“Alliance Holding”) are involved in various inquiries, administrative proceedings and litigation, some of which allege substantial damages. While any proceeding or litigation has the element of uncertainty, Alliance Capital and Alliance Holding believe that the outcome of any lawsuit or claim that is pending or threatened, or all of them combined, will not have a material adverse effect on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

On April 25, 2001, an amended class action complaint (“amended complaint”) entitled Miller v. Mitchell Hutchins Assets Management, Inc., No. 01-192-DRH, was filed in federal district court in the Southern District of Illinois against Alliance Capital, Alliance Fund Distributors, Inc. (“AFD”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”), and breaches of common law fiduciary duty.

The allegations in the amended complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including the Alliance Premier Growth Fund, Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the amended complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty.

Alliance Capital and AFD believe that plaintiff’s allegations are without merit and intend to vigorously defend against these allegations.
Item 2.	Changes in Securities
None.
Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submission of Matters to a Vote of Security Holders
None.
Item 5.	Other Information
None.

Item 6.	Exhibits and Reports on Form 8–K

	(a)	Exhibits

13.2 Part I of the Alliance Capital Management L.P. quarterly report on Form 10-Q for the quarterly period ended March 31, 2001.

15 Independent Accountants’ Review Report

	(b)	Reports on Form 8-K

Each of Alliance Capital and Alliance Holding on January 9, 2001 filed a Current Report on Form 8-K with respect to a press release they released on January 9, 2001.

Each of Alliance Capital and Alliance Holding on January 18, 2001 filed a Current Report on Form 8-K with respect to a letter to Unitholders distributed on January 18, 2001.

Each of Alliance Capital and Alliance Holding on February 7, 2001 filed a Current Report on Form 8-K with respect to their Fourth Quarter 2000 Review dated February 2, 2001.

Each of Alliance Capital and Alliance Holding on May 3, 2001 filed a Current Report on Form 8-K with respect to their First Quarter 2001 Review dated April 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT L.P.

Dated: May 14, 2001	By:	Alliance Capital Management
Corporation, its General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President &
Chief Financial Officer