Form 10-Q
period 2001-06-30
ALLIANCE CAPITAL MANAGEMENT HOLDING LP
filed 2001-08-02
CIK 825313

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10–Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

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

The number of units representing assignments of beneficial ownership of limited partnership interests* outstanding as of June 30, 2001 was 74,104,805.

* includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Index to Form 10–Q

Part I

FINANCIAL INFORMATION

Part II

OTHER INFORMATION

Part I

FINANCIAL INFORMATION

Item 1.  Financial Statements

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
Condensed Statements of Financial Condition

(in thousands)

ASSETS	6/30/01	12/31/00

	(unaudited)

Fees receivable	$2,955	$2,244
Investment in Operating Partnership	1,250,796	1,266,587
Other assets	31	6

Total assets	$1,253,782	$1,268,837

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Payable to Operating Partnership	$8,458	$6,849
Accounts payable and accrued expenses	514	1,438

Total liabilities	8,972	8,287

Partners' capital	1,244,810	1,260,550

Total liabilities and partners' capital	$1,253,782	$1,268,837

See accompanying notes to condensed financial statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
Condensed Statements of Income

(unaudited)
(in thousands, except per Unit amounts)

	Three Months Ended		Six Months Ended

	6/30/01	6/30/00	6/30/01	6/30/00

Equity in earnings of Operating Partnership	$47,516	$62,430	$92,379	$133,581

Income taxes	5,422	5,031	11,121	10,256

Net income	$42,094	$57,399	$81,258	$123,325

Net income per Alliance Holding Unit:
Basic	$0.57	$0.81	$1.10	$1.73

Diluted	$0.56	$0.76	$1.07	$1.64

See accompanying notes to condensed financial statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
Condensed Statements of
Changes in Partners' Capital
and Comprehensive Income

(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended

	6/30/01	6/30/00	6/30/01	6/30/00

Partners' capital - beginning of period	$1,250,349	$249,003	$1,260,550	$265,608

Comprehensive income:
Net income	42,094	57,399	81,258	123,325

Comprehensive income	42,094	57,399	81,258	123,325

Change in proportionate share of the Operating
Partnership’s partners’ capital	(273)	523,005	(938)	523,005
Cash distributions to partners	(50,212)	(53,510)	(107,593)	(115,145)
Purchase of Alliance Holding Units to fund deferred compensation plan	-	-	-	(28,042)
Proceeds from options for Alliance Holding Units exercised	2,852	3,719	11,533	10,865

Partners' capital - end of period	$1,244,810	$779,616	$1,244,810	$779,616

See accompanying notes to condensed financial statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
Condensed Statements of Cash Flows

(unaudited)
(in thousands)

	Six Months Ended

	6/30/01	6/30/00

Cash flows from operating activities:
Net income	$81,258	$123,325
Adjustments to reconcile net income to net cash provided
from operating activities:
Equity in earnings of Operating Partnership	(92,379)	(133,581)
Investment in Operating Partnership from exercises of options	(11,533)	(10,865)
Operating Partnership distributions received	118,765	124,919
Changes in assets and liabilities:
(Increase) in fees receivable	(711)	(788)
(Increase) in other assets	(25)	(27)
Increase in payable to Operating Partnership	1,609	1,658
(Decrease) in accounts payable and accrued expenses	(924)	(361)

Net cash provided from operating activities	96,060	104,280

Cash flows from financing activities:
Cash distributions to partners	(107,593)	(115,145)
Proceeds from options for Alliance Holding Units exercised	11,533	10,865

Net cash (used in) financing activities	(96,060)	(104,280)

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

See accompanying notes to condensed financial statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
Notes to Condensed Financial Statements
June 30, 2001

(unaudited)

1.          Organization and Bernstein Acquisition

Alliance Capital Management Corporation (“ACMC”), an indirect wholly-owned subsidiary of AXA Financial, Inc. (“AXA Financial”), is the general partner of both Alliance Capital Management Holding L.P. (“Alliance Holding”) and Alliance Capital Management L.P. (“Alliance Capital” or the “Operating Partnership”). AXA Financial is an indirect wholly-owned subsidiary of AXA, a French company, that is a holding company for an international group of insurance and related financial services companies.  Alliance Holding is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange while Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

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

At June 30, 2001, Alliance Holding owned approximately 74.1 million, or 29.9%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At June 30, 2001, AXA Financial was the beneficial owner of approximately 2.1% of the outstanding Alliance Holding Units and approximately 51.8% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 52.9% in the Operating Partnership.  At June 30, 2001, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 16.5% of the outstanding Alliance Capital Units.

2.          Business Description

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

The Alliance Holding financial statements and notes should be read in conjunction with the consolidated financial statements and notes of the Operating Partnership. The Operating Partnership’s consolidated financial statements and notes and management’s discussion and analysis of financial condition and results of operations are included as an exhibit to this quarterly report on Form 10-Q for the quarterly period ended June 30, 2001.

3.          Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements of Alliance Holding included herein have been prepared in accordance with the instructions to Form 10–Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) Alliance Holding’s financial position at June 30, 2001, (b) Alliance Holding’s results of operations for the three months and six months ended June 30, 2001 and 2000 and (c) Alliance Holding’s cash flows for the six months ended June 30, 2001 and 2000, have been made.

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

	Three Months Ended		Six Months Ended

	6/30/01	6/30/00	6/30/01	6/30/00

Net income – Basic	$42,094	$57,399	$81,258	$123,325
Additional allocation of equity in earnings of the Operating Partnership resulting from assumed dilutive effect of employee options	2,322	3,125	4,623	6,395

Net income – Diluted	$44,416	$60,524	$85,881	$129,720

Weighted average Alliance Holding Units outstanding - Basic	74,001	71,160	73,798	71,324
Dilutive effect of employee options	5,964	7,997	6,173	7,697

Weighted average Alliance Holding Units outstanding - Diluted	79,965	79,157	79,971	79,021

Basic net income per Alliance Holding Unit	$0.57	$0.81	$1.10	$1.73

Diluted net income per Alliance Holding Unit	$0.56	$0.76	$1.07	$1.64

5.          Investment in Operating Partnership

Alliance Holding’s investment in the Operating Partnership for the six month period ended June 30, 2001 was as follows (in thousands):

Investment in Operating Partnership at December 31, 2000	$1,266,587
Equity in earnings of Operating Partnership	92,379
Additional investment resulting from exercises of employee options	11,533
Distributions received from Operating Partnership	(118,765)
Change in proportionate share of the Operating Partnership’s partners’ capital	(938)

Investment in Operating Partnership at June 30, 2001	$1,250,796

6.          Commitments and Contingencies

On April 25, 2001, an amended class action complaint (“amended Miller Complaint”) entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al., was filed in federal district court in the Southern District of Illinois against Alliance Capital, Alliance Fund Distributors, Inc. (“AFD”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty.

The allegations in the amended Miller Complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund, Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the amended complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty.

Alliance Capital and AFD believe that plaintiffs’ allegations are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance Capital and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

On June 22, 2001, an amended class action complaint (“amended Nelson Complaint”) entitled Nelson, et al. v. AIM Advisors, Inc., et al., was filed in federal district court in the Southern District of Illinois against Alliance Capital, AFD, and numerous other defendants in the mutual fund industry alleging violations of the ICA and breaches of common law fiduciary duty.

The allegations in the amended Nelson Complaint concern three mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund, Alliance Growth Fund and Alliance Quasar Fund.  The principal allegations of the amended complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA;  (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty.

Alliance Capital and AFD believe that plaintiffs’ allegations are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance Capital and AFD are unable to estimate the impact, if any, that the outcome of this action my have on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

Alliance Capital and Alliance Holding are involved in various other inquiries, administrative proceedings and litigation, some of which allege substantial damages.  While any proceeding or litigation has the element of uncertainty, Alliance Capital and Alliance Holding believe that the outcome of any one of the other lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

7.          Income Taxes

Alliance Holding is a publicly traded partnership for federal tax purposes and, accordingly, is not subject to federal or state corporate income taxes. However, Alliance Holding is subject to the New York City unincorporated business tax and, effective January 1, 1998, to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business.

8.          Supplemental Cash Flow And Noncash Investing And Financing Activities Information

	Three Months Ended		Six Months Ended

	6/30/01	6/30/00	6/30/01	6/30/00

	(in thousands)
Cash payments for interest and income taxes were as follows:
Income taxes	6,943	10,715	12,136	10,715
Noncash investing and financing activities were as follows:
Change in proportionate share of the Operating Partnership’s partners’ capital:
Investment in Operating Partnership	$(273)	$523,005	$(938)	$523,005
Partners’ capital	(273)	523,005	(938)	523,005

9.          Cash Distribution

On July 26, 2001, the General Partner declared a distribution of $52,614,000 or $0.71 per Alliance Holding Unit representing a distribution from Available Cash Flow (as defined in the Alliance Holding Partnership Agreement) of Alliance Holding for the three months ended June 30, 2001. The distribution is payable on August 16, 2001 to holders of record on August 6, 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Organization and Bernstein Acquisition

Alliance Capital Management Corporation (“ACMC”), an indirect wholly-owned subsidiary of AXA Financial, Inc. (“AXA Financial”), is the general partner of both Alliance Capital Management Holding L.P. (“Alliance Holding”) and Alliance Capital Management L.P. (“Alliance Capital” or the “Operating Partnership”). AXA Financial is an indirect whollyowned subsidiary of AXA, a French company, that is a holding company for an international group of insurance and related financial services companies.  Alliance Holding is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange while Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

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

At June 30, 2001, Alliance Holding owned approximately 74.1 million, or 29.9%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At June 30, 2001, AXA Financial was the beneficial owner of approximately 2.1% of the outstanding Alliance Holding Units and approximately 51.8% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 52.9% in the Operating Partnership. At June 30, 2001, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 16.5% of the outstanding Alliance Capital Units.

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

The Alliance Holding financial statements and notes should be read in conjunction with the consolidated financial statements and notes of the Operating Partnership. The Operating Partnership’s consolidated financial statements and notes and management’s discussion and analysis of financial condition and results of operations are included as an exhibit to this quarterly report on Form 10-Q for the quarterly period ended June 30, 2001.

Results of Operations

(Dollars and Alliance Holding Units in millions, except per Alliance Holding Unit amounts)	Three months ended			Six months ended

	6/30/01	6/30/00	% Change	6/30/01	6/30/00	% Change

Equity in earnings of Operating Partnership	$47.5	$62.4	(23.9)%	$92.4	$133.6	(30.8)%
Income taxes	5.4	5.0	8.0	11.1	10.3	7.8

Net income	$42.1	$57.4	(26.7)	$81.3	$123.3	(34.1)

Diluted net income per Unit	$0.56	$0.76	(26.3)	$1.07	$1.64	(34.8)
Amortization of intangible assets per Unit	0.16	0.01	1,500.0	0.34	0.01	3,300.0
Non-recurring item per Unit	-	-	N/A	-	(0.13)	(100.0)

Net operating earnings per Unit (1)	$0.72	$0.77	(6.5)	$1.41	$1.52	(7.2)

Base fee earnings per Unit	$0.68	$0.74	(8.1)	$1.36	$1.46	(6.8)
Performance fee earnings per Unit	0.04	0.03	33.3	0.05	0.06	(16.7)

Net operating earnings per Unit (1)	$0.72	$0.77	(6.5)	$1.41	$1.52	(7.2)

Distribution per Unit	$0.71	$0.75	(5.3)%	$1.39	$1.49	(6.7)%

(1)	Net operating earnings per Unit: Diluted net income per Unit excluding Alliance Holding’s proportionate share of Alliance Capital’s amortization of intangible assets and non-recurring items.

Alliance Holding’s principal sources of income and cash flow are attributable to its ownership interest in the Operating Partnership.

Net income for the three months ended June 30, 2001 decreased $15.3 million or $0.20 diluted net income per Alliance Holding Unit from net income of $57.4 million or $0.76 diluted net income per Alliance Holding Unit for the three months ended June 30, 2000.  The decrease reflects  higher earnings of the Operating Partnership offset by a decrease in Alliance Holding’s percentage ownership of the Operating Partnership’s issued and outstanding units as a result of the Bernstein Acquisition.

Net income for the six months ended June 30, 2001 decreased $42.0 million or $0.57 diluted net income per Alliance Holding Unit from net income of $123.3 million or $1.64 per Alliance Holding Units for the six months ended June 30, 2000.   The decreases reflect lower earnings of the Operating Partnership and a decrease in Alliance Holding’s percentage ownership of the Operating Partnership’s issued and outstanding units as a result of the Bernstein Acquisition.

CAPITAL RESOURCES AND LIQUIDITY

Alliance Holding’s partners’ capital was $1,244.8 million at June 30, 2001, a decrease of $5.5 million or 0.4% from March 31, 2001 and a decrease of $15.8 million or 1.3% from $1,260.6 million at December 31, 2000. The decreases are primarily due to cash distributions to Unitholders in respect of Alliance Holding’s Available Cash Flow (as defined in the Alliance Holding Partnership Agreement) for the fourth quarter of 2000 and first quarter of 2001 paid in first and second quarter of 2001, respectively.

At June 30, 2001, Alliance Holding owned approximately 74.1 million, or 29.9% of the issued and outstanding Alliance Capital Units. Alliance Holding is required to distribute all of its Available Cash Flow, as defined in the Alliance Holding Partnership Agreement, to its Partners and Alliance Holding Unitholders. To the extent there are temporary cash shortfalls due to the timing of tax payments and the receipt of quarterly distributions, short-term loans will be extended to Alliance Holding by the Operating Partnership.

Management believes that the cash flow from its ownership of Units of the Operating Partnership, together with the short-term loans discussed above, will provide Alliance Holding with the financial resources to meet its capital requirements.

COMMITMENTS AND CONTINGENCIES

On April 25, 2001, an amended class action complaint (“amended Miller Complaint”) entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al., was filed in federal district court in the Southern District of Illinois against Alliance Capital, Alliance Fund Distributors, Inc. (“AFD”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty.

The allegations in the amended Miller Complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund, Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the amended complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty.

Alliance Capital and AFD believe that plaintiffs’ allegations are without merit and intend to vigorously defend against these allegations.  At the present time, management of Alliance Capital and AFD are unable to estimate the impact, if any, that the outcome of this action may have on the Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

On June 22, 2001, an amended class action complaint (“amended Nelson Complaint”) entitled Nelson, et al. v. AIM Advisors, Inc., et al., was filed in federal district court in the Southern District of Illinois against Alliance Capital, AFD, and numerous other defendants in the mutual fund industry alleging violations of the ICA and breaches of common law fiduciary duty.

The allegations in the amended Nelson Complaint concern three mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund, Alliance Growth Fund and Alliance Quasar Fund.  The principal allegations of the amended complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA;  (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty.

Alliance Capital and AFD believe that plaintiffs’ allegations are without merit and intend to vigorously defend against these allegations.  At the present time, management of Alliance Capital and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

Alliance Capital and Alliance Holding are involved in various other inquiries, administrative proceedings and litigation, some of which allege substantial damages.  While any proceeding or litigation has the element of uncertainty, Alliance Capital and Alliance Holding believe that the outcome of any one of the other lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

CASH DISTRIBUTIONS

Alliance Holding’s principal sources of income and cash flow are attributable to its ownership of approximately 29.9% of the issued and outstanding Alliance Capital Units. Alliance Holding is required to distribute all of its Available Cash Flow to its Partners and Alliance Holding Unitholders. Alliance Holding’s Available Cash Flow and distributions per Alliance Holding Unit for the three months and six months ended June 30, 2001 and 2000, were as follows:

	Three months ended		Six months ended

	6/30/01	6/30/00	6/30/01	6/30/00

Available Cash Flow (in thousands)	$52,614	$54,484	$102,826	$107,995
Distributions per Alliance Holding Unit	$0.71	$0.75	$1.39	$1.49

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

Part II

OTHER INFORMATION

Item 1.  Legal Proceedings

On April 25, 2001, an amended class action complaint (“amended Miller Complaint”) entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al. was filed in federal district court in the Southern District of Illinois against Alliance Capital Management L.P. (“Alliance Capital”), Alliance Fund Distributors, Inc. (“AFD”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty.

The allegations in the amended Miller Complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund, Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the amended complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty.

Alliance Capital and AFD believe that plaintiffs’ allegations are without merit and intend to vigorously defend against these allegations.

On June 22, 2001, an amended class action complaint (“amended Nelson Complaint”) entitled Nelson, et al. v. AIM Advisors, Inc., et al., was filed in federal district court in the Southern District of Illinois against Alliance Capital, AFD, and numerous other defendants in the mutual fund industry alleging violations of the ICA and breaches of common law fiduciary duty.

The allegations in the amended Nelson Complaint concern three mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund, Alliance Growth Fund and Alliance Quasar Fund.  The principal allegations of the amended complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA;  (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty.

Alliance Capital and AFD believe that plaintiffs’ allegations are without merit and intend to vigorously defend against these allegations.

Alliance Capital and Alliance Capital Management Holding L.P. (“Alliance Holding”) are involved in various other inquiries, administrative proceedings and litigation, some of which allege substantial damages. While any proceeding or litigation has the element of uncertainty, Alliance Capital and Alliance Holding believe that the outcome of any one of the other lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

Item 2.  Changes in Securities

             None.

Item 3.  Defaults Upon Senior Securities

             None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8–K

(a)	Exhibits

13.2	Pages 1 through 21 of the Alliance Capital Management L.P. (“Alliance Capital”) quarterly report on Form 10-Q for the quarterly period ended June 30, 2001.

15	Independent Accountants’ Review Report

(b)	Reports on Form 8-K

On June 27, 2001, Each of Alliance Holding and Alliance Capital filed a Current Report on Form 8-K with respect to a presentation entitled “Expanded Opportunities” dated June 26, 2001.

On July 27, 2001, each of Alliance Capital and Alliance Holding filed a Current Report on Form 8-K with respect to their Second Quarter 2001 Review dated July 26, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
Dated: August 2, 2001	By:	Alliance Capital Management Corporation, its General Partner

	By:	/s/ Robert H. Joseph, Jr.

Robert H. Joseph, Jr.
Senior Vice President & Chief Financial Officer