Form 10-Q
period 2001-09-30
ALLIANCE CAPITAL MANAGEMENT HOLDING LP
filed 2001-11-14
CIK 825313

FORM 10–Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes☒                            No   ☐

The number of Units representing assignments of beneficial ownership of limited partnership interests* outstanding as of September 30, 2001 was 74,610,655.

* includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Index to Form 10–Q

Part I

FINANCIAL INFORMATION

Part I

FINANCIAL INFORMATION

Item 1.      Financial Statements

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Financial Condition

(in thousands)

	9/30/01	12/31/00
	(unaudited)
ASSETS
Fees receivable	$3,548	$2,244
Investment in Operating Partnership	1,242,786	1,266,587
Other assets	134	6
Total assets	$1,246,468	$1,268,837

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Payable to Operating Partnership	$9,704	$6,849
Accounts payable and accrued expenses	1,213	1,438
Total liabilities	10,917	8,287

Partners' capital	1,235,551	1,260,550
Total liabilities and partners' capital	$1,246,468	$1,268,837

See accompanying notes to condensed financial statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Income

(unaudited)

(in thousands, except per Unit amounts)

	Three Months Ended		Nine Months Ended
	9/30/01	9/30/00	9/30/01	9/30/00

Equity in earnings of Operating Partnership	$44,750	$68,315	$137,129	$201,895

Income taxes	5,760	4,537	16,881	14,793

Net income	$38,990	$63,778	$120,248	$187,102

Net income per Alliance Holding Unit:
Basic	$0.52	$0.89	$1.63	$2.62
Diluted	$0.51	$0.85	$1.59	$2.49

See accompanying notes to condensed financial statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of

Changes in Partners' Capital

and Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	9/30/01	9/30/00	9/30/01	9/30/00

Partners' capital - beginning of period	$1,244,810	$779,616	$1,260,550	$265,608
Comprehensive income:
Net income	38,990	63,778	120,248	187,102
Comprehensive income	38,990	63,778	120,248	187,102
Change in proportionate share of the Operating Partnership’s partners’ capital	(730)	5,463	(1,668)	528,467
Cash distribution to partners	(53,265)	(54,484)	(160,858)	(169,630)
Purchase of Alliance Holding Units	-	-	-	(28,042)
Purchase of Alliance Holding Units to fund deferred compensation plans	-	(98,991)	-	(98,991)
Proceeds from options for Alliance Holding Units exercised	5,746	3,415	17,279	14,283
Partners' capital - end of period	$1,235,551	$698,797	$1,235,551	$698,797

See accompanying notes to condensed financial statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	9/30/01	9/30/00
Cash flows from operating activities:
Net income	$120,248	$187,102
Adjustments to reconcile net income to net cash provided from operating activities:
Equity in earnings of Operating Partnership	(137,129)	(201,895)
Investment in Operating Partnership from exercises of options	(17,279)	(14,283)
Operating Partnership distribution received	176,541	184,493
Changes in assets and liabilities:
(Increase) in fees receivable	(1,304)	(1,388)
(Increase) in other assets	(128)	(403)
Increase (decrease) in payable to Operating Partnership	2,855	(339)
Increase (decrease) in accounts payable and accrued expenses	(225)	2,060
Net cash provided from operating activities	143,579	155,347

Cash flows from financing activities:
Cash distribution to partners	(160,858)	(169,630)
Proceeds from options for Alliance Holding Units exercised	17,279	14,283
Net cash (used in) financing activities	(143,579)	(155,347)

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

See accompanying notes to condensed financial statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Notes to Condensed Financial Statements

September 30, 2001

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

At September 30, 2001, Alliance Holding owned approximately 74.6 million, or 30.0%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At September 30, 2001, AXA Financial was the beneficial owner of approximately 2.1% of the outstanding Alliance Holding Units and approximately 51.7% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 52.8% in the Operating Partnership. At September 30, 2001, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 16.4% of the outstanding Alliance Capital Units.

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

The Alliance Holding financial statements and notes should be read in conjunction with the consolidated financial statements and notes of the Operating Partnership. The Operating Partnership’s consolidated financial statements and notes and management’s discussion and analysis of financial condition and results of operations are included as an exhibit to this quarterly report on Form 10-Q for the quarterly period ended September 30, 2001.

3.     Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements of Alliance Holding included herein have been prepared in accordance with the instructions to Form 10–Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) Alliance Holding’s financial position at September 30, 2001, (b) Alliance Holding’s results of operations for the three months and nine months ended September 30, 2001 and 2000 and (c) Alliance Holding’s cash flows for the nine months ended September 30, 2001 and 2000, have been made.

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

	Three Months Ended		Nine Months Ended
	9/30/01	9/30/00	9/30/01	9/30/00

Net income – Basic	$38,990	$63,778	$120,248	$187,102
Additional allocation of equity in earnings of the Operating Partnership resulting from assumed dilutive effect of employee options	2,081	3,862	6,711	10,349
Net income – Diluted.	$41,071	$67,640	$126,959	$197,451

Weighted average Alliance Holding Units outstanding - Basic	74,349	71,333	73,999	71,327
Dilutive effect of employee options	5,823	8,243	6,041	7,884
Weighted average Alliance Holding Units outstanding - Diluted	80,172	79,576	80,040	79,211

Basic net income per Alliance Holding Unit	$0.52	$0.89	$1.63	$2.62
Diluted net income per Alliance Holding Unit	$0.51	$0.85	$1.59	$2.49

5.     Investment in Operating Partnership

Alliance Holding’s investment in the Operating Partnership for the nine month period ended September 30, 2001 was as follows (in thousands):

Investment in Operating Partnership at December 31, 2000	$1,266,587
Equity in earnings of Operating Partnership	137,129
Additional investment resulting from exercises of employee options	17,279
Distribution received from Operating Partnership	(176,541)
Change in proportionate share of the Operating Partnership’s partners’ capital	(1,668)
Investment in Operating Partnership at September 30, 2001	$1,242,786

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

8.     Supplemental Cash Flow and Noncash Investing and Financing Activities Information

	Three Months Ended		Nine Months Ended
	9/30/01	9/30/00	9/30/01	9/30/00
	(in thousands)
Cash payments for interest and income taxes were as follows:

Income taxes	$5,720	$4,173	$17,856	$14,888

Noncash investing and financing activities were as follows:

Change in proportionate share of the Operating Partnership’s partners’ capital:

Investment in Operating Partnership	$(730)	$5,463	$(1,668)	$528,467
Partners’ capital	(730)	5,463	(1,668)	528,467

9.     Cash Distribution

On November 1, 2001, the General Partner declared a distribution of $49,989,000 or $0.67 per Alliance Holding Unit representing a distribution from Available Cash Flow (as defined in the Alliance Holding Partnership Agreement) of Alliance Holding for the three months ended September 30, 2001. The distribution is payable on November 21, 2001 to holders of record on November 12, 2001.

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

At September 30, 2001, Alliance Holding owned approximately 74.6 million, or 30.0%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At September 30, 2001, AXA Financial was the beneficial owner of approximately 2.1% of the outstanding Alliance Holding Units and approximately 51.7% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 52.8% in the Operating Partnership.  At September 30, 2001, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 16.4% of the outstanding Alliance Capital Units.

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

The Alliance Holding financial statements and notes should be read in conjunction with the consolidated financial statements and notes of the Operating Partnership. The Operating Partnership’s consolidated financial statements and notes and management’s discussion and analysis of financial condition and results of operations are included as an exhibit to this quarterly report on Form 10-Q for the quarterly period ended September 30, 2001.

Results of Operations

(Dollars and Alliance Holding Units in millions,	Three months ended			Nine months ended
except per Alliance Holding Unit amounts)	9/30/01	9/30/00	% Change	9/30/01	9/30/00	% Change
Equity in earnings of Operating Partnership	$44.8	$68.3	(34.4)%	$137.1	$201.9	(32.1)%
Income taxes	5.8	4.5	28.9	16.9	14.8	14.2
Net income	$39.0	$63.8	(38.9)	$120.2	$187.1	(35.8)

Diluted net income per Unit	$0.51	$0.85	(40.0)	$1.59	$2.49	(36.1)
Amortization of intangible assets per Unit	0.17	0.01	1,600.0	0.50	0.02	2,400.0
Non-recurring item per Unit	-	-	N/A	-	(0.13)	(100.0)
Net operating earnings per Unit (1)	$0.68	$0.86	(20.9)	$2.09	$2.38	(12.2)

Base fee earnings per Unit	$0.66	$0.84	(21.4)	$2.01	$2.30	(12.6)
Performance fee earnings per Unit	0.02	0.02	-	0.08	0.08	-
Net operating earnings per Unit (1)	$0.68	$0.86	(20.9)	$2.09	$2.38	(12.2)

Distribution per Unit	$0.67	$0.84	(20.2)	$2.06	$2.33	(11.6)

(1)    Net operating earnings per Unit: Diluted net income per Unit excluding Alliance Holding’s proportionate share of Alliance Capital’s amortization of intangible assets and non-recurring items.

Alliance Holding’s principal sources of income and cash flow are attributable to its ownership interest in the Operating Partnership.

Net income for the three months ended September 30, 2001 decreased $24.8 million or $0.34 diluted net income per Alliance Holding Unit from net income of $63.8 million or $0.85 diluted net income per Alliance Holding Unit for the three months ended September 30, 2000. The decreases reflect lower earnings of the Operating Partnership.

Net income for the nine months ended September 30, 2001 decreased $66.9 million or $0.90 diluted net income per Alliance Holding Unit from net income of $187.1 million or $2.49 per Alliance Holding Unit for the nine months ended September 30, 2000. The decreases reflect lower earnings of the Operating Partnership.

CAPITAL RESOURCES AND LIQUIDITY

Alliance Holding’s partners’ capital was $1,235.6 million at September 30, 2001, a decrease of $9.2 million or 0.7% from $1,244.8 million at June 30, 2001 and a decrease of $25.0 million or 2.0% from $1,260.6 million at December 31, 2000. The decreases are primarily due to cash distributions to Unitholders in respect of Alliance Holding’s Available Cash Flow (as defined in the Alliance Holding Partnership Agreement) for the fourth quarter of 2000 and first and second quarters of 2001 paid in the first, second and third quarters of 2001, respectively.

At September 30, 2001, Alliance Holding owned approximately 74.6 million or 30.0% of the issued and outstanding Alliance Capital Units. Alliance Holding is required to distribute all of its Available Cash Flow, as defined in the Alliance Holding Partnership Agreement, to its Partners and Alliance Holding Unitholders. To the extent there are temporary cash shortfalls due to the timing of tax payments and the receipt of quarterly distributions, short-term loans will be extended to Alliance Holding by the Operating Partnership.

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

CASH DISTRIBUTION

Alliance Holding’s principal sources of income and cash flow are attributable to its ownership of approximately 30.0% of the issued and outstanding Alliance Capital Units. Alliance Holding is required to distribute all of its Available Cash Flow to its Partners and Alliance Holding Unitholders. Alliance Holding’s Available Cash Flow and distribution per Alliance Holding Unit for the three months and nine months ended September 30, 2001 and 2000, were as follows:

	Three months ended		Nine months ended
	9/30/01	9/30/00	9/30/01	9/30/00

Available Cash Flow (in thousands)	$49,989	$59,613	$153,466	$167,607
Distribution per Alliance Holding Unit	$0.67	$0.84	$2.06	$2.33

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

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

.	None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8–K

	(a)	Exhibits

	13.2	Pages 1 through 21 of the Alliance Capital Management L.P. (“Alliance Capital”) quarterly report on Form 10-Q for the quarterly period ended September 30, 2001.

	15	Independent Accountants’ Review Report

	(b)	Reports on Form 8-K

On October 11, 2001, each of Alliance Capital and Alliance Holding filed a Current Report on Form 8-K with respect to a press release issued October 11, 2001.

On November 2, 2001, each of Alliance Capital and Alliance Holding filed a Current Report on Form 8-K with respect to their Third Quarter 2001 Review dated November 1, 2001.

On November 14, 2001, each of Alliance Capital and Alliance Holding filed a Current Report on Form 8-K with respect to a presentation dated November 13, 2001.

On November 14, 2001, each of Alliance Capital and Alliance Holding filed a Current Report on Form 8-K with respect to a press release dated November 13, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Dated: November 14, 2001	By:	Alliance Capital Management
Corporation, its General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President &
Chief Financial Officer