Form 10-K
period 2001-12-31
ALLIANCE CAPITAL MANAGEMENT HOLDING LP
filed 2002-03-28
CIK 825313

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

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
New York, N.Y.
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 969–1000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
units representing assignments of beneficial ownership of limited partnership interests in	None
Alliance Capital Management Holding L.P.

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the units representing assignments of beneficial ownership of limited partnership interests* held by non-affiliates of the Registrant as of March 1, 2002 was approximately $3,286,870,817.

The number of units representing assignments of beneficial ownership of limited partnership interests* outstanding as of March 1, 2002 was 75,220,955.

DOCUMENTS INCORPORATED BY REFERENCE

Certain pages of the Alliance Capital 2001 Annual Report to

Unitholders are incorporated by reference in Part II of this Form 10-K.

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests

GLOSSARY OF CERTAIN DEFINED TERMS

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

“AXA Financial” refers to AXA Financial, Inc., a wholly-owned subsidiary of AXA.

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

As of March 1, 2002 AXA, AXA Financial, Equitable and certain subsidiaries of Equitable were the beneficial owners of 128,477,020 Alliance Capital Units or approximately 51.6% of the issued and outstanding Alliance Capital Units and 1,544,356 Alliance Holding Units or approximately 2.1% of the issued and outstanding Alliance Holding Units.  As of March 1, 2002 Alliance Holding was the owner of 75,220,955 Alliance Capital Units or approximately 30.2% of the issued and outstanding Alliance Capital Units.  As of March 1, 2002 SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., was the owner of 40.8 million Alliance Capital Units or approximately 16.4% of the issued and outstanding Alliance Capital Units.

As of March 1, 2002 AXA and its subsidiaries owned all of the issued and outstanding shares of the common stock of AXA Financial.  AXA Financial owns all of the issued and outstanding shares of Equitable.  For insurance regulatory purposes all shares of common stock of AXA Financial beneficially owned by AXA and its affiliates have been deposited into a voting trust.  See “Item 12.  Security Ownership of Certain Beneficial Owners and Management.”

AXA, a French company, is the holding company for an international group of companies and a worldwide leader in financial protection and wealth management.  AXA operates primarily in Western Europe, North America and the Asia/Pacific region and, to a lesser extent, in other regions including the Middle East, Africa and South America.  AXA has five operating business segments:  life & savings, property & casualty, international insurance (including reinsurance), asset management and other financial services.

Alliance Capital provides diversified investment management and related services globally to a broad range of clients including (a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and affiliates such as AXA and its insurance company subsidiaries, by means of separate accounts, sub-advisory relationships resulting from the efforts of the institutional marketing department, structured products, group trusts, and mutual funds sold exclusively to institutional investors and high net worth individuals, (b) private clients, consisting of high net worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separate accounts, hedge funds, and certain other vehicles, (c) individual investors by means of retail mutual funds sponsored by Alliance Capital, its subsidiaries and affiliated joint venture companies including cash management products such as money market funds and deposit accounts and sub-advisory relationships in respect of mutual funds sponsored by third parties resulting from the efforts of the mutual fund marketing department (“Alliance Mutual Funds”) and “managed account” products, and (d) institutional investors by means of in-depth research, portfolio strategy, trading and brokerage-related services. Alliance Capital and its subsidiaries provide investment management, distribution and shareholder and administrative services to the Alliance Mutual Funds.

Alliance Capital provides a broad offering of investment products, global in scope, with expertise in both growth and value oriented strategies, the two predominant equity investment styles, coupled with a fixed income capability in both taxable and tax exempt securities.

The following tables provide a summary of assets under management and associated revenues of Alliance Capital:

Assets Under Management (1)

(in millions)

	December 31,
	1997	1998	1999	2000	2001
Institutional Investment Management (3) (4)	$136,908	$173,867	$207,280	$252,597	$258,642
Retail (4) (5)	79,808	108,484	155,547	164,248	156,596
Private Client	1,938	4,308	5,494	36,834	40,164

Total	$218,654	$286,659	$368,321	$453,679	$455,402

Revenues (2)

(in thousands)

	Years Ended December 31,
	1997	1998	1999	2000	2001
Institutional Investment Management (3)	$315,065	$370,618	$417,683	$533,197	$704,826
Retail (5) (6)	625,607	884,657	1,312,671	1,710,645	1,552,411
Private Client (7)	11,485	43,038	105,508	153,242	407,458
Institutional Research Services	0	0	0	56,289	265,815
Other	23,179	25,743	33,443	68,726	62,388

Total	$975,336	$1,324,056	$1,869,305	$2,522,099	$2,992,898

(1) Includes assets under management of the business acquired in the Bernstein Acquisition at December 31, 2000 and December 31, 2001

(2) Includes revenues of the business acquired in the Bernstein Acquisition for the fourth quarter of 2000 and all of 2001

(3) Includes the general and separate accounts of AXA and its insurance company subsidiaries.

(4) Assets under management exclude certain non-discretionary advisory relationships and reflect 100% of the assets managed by unconsolidated joint venture subsidiaries and affiliates.

(5) Includes money market deposit accounts brokered by Alliance Capital for which no investment management services are performed.

(6) Net of certain fees paid to Equitable for services rendered by Equitable in marketing the variable annuity insurance and variable life products for which The Hudson River Trust (“HRT”) was the funding vehicle. All of the portfolios of HRT were transferred to EQ Advisors Trust (“EQAT”) effective October 18, 1999 and such fees are no longer payable to Equitable.

(7) Includes fees for the management of hedge funds which are higher than the fees charged for Institutional Investment Management and Retail and also provide for the payment of performance fees, incentive allocations or carried interests

INSTITUTIONAL INVESTMENT MANAGEMENT SERVICES

Alliance Capital’s Institutional Investment Management Services consist primarily of the active management of equity accounts, balanced accounts (equity and fixed income) and fixed income accounts for institutions such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions, governments and affiliates (AXA and certain of its insurance company subsidiaries, including Equitable) by means of separate accounts, sub-advisory relationships resulting from the efforts of the institutional marketing group, structured products, group trusts and mutual funds sold exclusively to institutional investors and high net worth individuals.  As of December 31, 2001 the assets of institutional investors were managed by 215 portfolio managers with an average of 15 years of experience in the industry and 9 years of experience with Alliance Capital.

As of December 31, 1999, 2000 and 2001 institutional investment management services represented approximately 56%, 56% and 57%, respectively, of total assets under management by Alliance Capital.  The fees earned from these institutional investment management services represented approximately 22%, 21% and 24% of Alliance Capital’s revenues for 1999, 2000 and 2001, respectively.

Institutional Investment Management Services Assets Under Management (1) (2)

(in millions)

	December 31,
	1997	1998	1999	2000	2001
Investment Services:
Active Equity & Balanced — Growth:
Domestic	$55,405	$80,284	$99,403	$86,633	$75,879
Global & International	7,885	7,382	11,613	11,659	23,346
	63,290	87,666	111,016	98,292	99,225

Active Equity & Balanced — Value:
Domestic	4,268	4,436	4,231	41,213	42,367
Global & International	—	—	—	12,478	13,449
	4,268	4,436	4,231	53,691	55,816

Active Fixed Income:
Domestic	43,997	50,159	54,340	58,583	59,175
Global & International	2,743	3,980	5,114	10,123	16,262
	46,740	54,139	59,454	68,706	75,437

Index and Enhanced Index:
Domestic	19,744	22,898	26,264	26,754	22,134
Global & International	2,866	4,728	6,315	5,154	6,030
	22,610	27,626	32,579	31,908	28,164

Total:
Domestic	123,414	157,777	184,238	213,183	199,555
Global & International	13,494	16,090	23,042	39,414	59,087

Total	$136,908	$173,867	$207,280	$252,597	$258,642

(1)          Includes 100% of the assets managed by unconsolidated joint venture subsidiaries and affiliates of $621 million at December 31, 1999, $1,126 million at December 31, 2000 and $870 million at December 31, 2001.

(2)          Includes assets under management of the business acquired in the Bernstein Acquisition at December 31, 2000 and December 31, 2001.

Revenues From Institutional Investment Management Services (1)

(in thousands)

	Years Ended December 31,
	1997	1998	1999	2000	2001
Investment Services:
Active Equity & Balanced — Growth:
Domestic	$168,343	$219,048	$254,558	$304,315	$242,944
Global & International	30,514	16,740	27,170	32,839	53,770
	198,857	235,788	281,728	337,154	296,714

Active Equity & Balanced — Value:
Domestic	9,722	10,456	10,065	44,263	172,393
Global & International	—	—	—	16,503	101,006
	9,722	10,456	10,065	60,766	273,399

Active Fixed Income:
Domestic	87,245	103,194	103,390	108,247	97,046
Global & International	7,040	8,193	8,338	9,972	15,679
	94,285	111,387	111,728	118,219	112,725

Index and Enhanced Index:
Domestic	9,095	9,795	8,651	9,386	10,985
Global & International	3,034	2,997	3,752	3,530	3,639
	12,129	12,792	12,403	12,916	14,624

Total:
Domestic	274,405	342,493	376,664	466,211	523,368
Global & International	40,588	27,930	39,260	62,844	174,094
	314,993	370,423	415,924	529,055	697,462

Distribution Revenues	—	116	1,669	4,052	7,243
Shareholder Servicing Fees	72	79	90	90	121

Total	$315,065	$370,618	$417,683	$533,197	$704,826

(1)    Includes revenues of the business acquired in the Bernstein Acquisition for the fourth quarter of 2000 and all of 2001.

Equity and Balanced Accounts.  Institutional equity and balanced accounts contributed approximately 16%, 16% and 19% of Alliance Capital’s total revenues for 1999, 2000 and 2001, respectively.  Assets under management relating to active equity and balanced accounts grew from approximately $60.8 billion as of December 31, 1996 to approximately $155.0 billion as of December 31, 2001.

Fixed Income Accounts.  Institutional fixed income accounts contributed approximately 6%, 5% and 4% of Alliance Capital’s total revenues for 1999, 2000 and 2001, respectively.  Assets under management relating to active fixed income accounts increased from approximately $41.0 billion as of December 31, 1996 to approximately $75.4 billion as of December 31, 2001.

Institutional Clients

The approximately 2,965 separately managed accounts for institutional investors for which Alliance Capital acts as investment manager include corporate employee benefit plans, public employee retirement systems, AXA and its insurance company subsidiaries, endowments, foundations, foreign governments, multi-employer pension plans and financial and other institutions.

AXA and the general and separate accounts of Equitable and its insurance company subsidiary, including investments made by these accounts in EQAT (See “Retail Services — Variable Products”), represented approximately 20%, 15% and 14% of total assets under management by Alliance Capital at December 31, 1999, 2000 and 2001, respectively, and approximately 8%, 6% and 5% of Alliance Capital’s total revenues for 1999, 2000 and 2001, respectively. Taken as a whole they comprise Alliance Capital’s largest institutional client.

As of December 31, 2001 corporate employee benefit plan accounts represented approximately 12% of total assets under management by Alliance Capital.  Assets under management for other tax-exempt accounts, including public employee benefit funds organized by government agencies and municipalities, endowments, foundations and multi–employer employee benefit plans, represented approximately 34% of total assets under management as of December 31, 2001.

The following table lists Alliance Capital’s ten largest institutional clients, ranked in order of size of total assets under management as of December 31, 2001.  Since Alliance Capital’s fee schedules vary based on the type of account, the table does not reflect the ten largest revenue generating clients.

Client or Sponsoring Employer	Type of Account
AXA and its subsidiaries (including Equitableand its insurance company subsidiary)	U.S. Equity, Fixed Income, Passive, Global Equity, Global Fixed Income
Sub-Advised Vanguard Mutual Fund	U.S. Equity, Global Equity
North Carolina Retirement System	Passive Equity, U.S. Equity, Global Equity
Foreign Government Central Bank	U.S. Equity, Global Equity
SunAmerica	U.S. Equity, Global Equity
SEI Investments	U.S. Equity, Global Equity
Frank Russell Trust Company	U.S. Equity, Global Equity
Ford Motor Company	U.S. Equity, Global Equity
New York State Common Retirement Fund	U.S. Equity, Global Equity, Passive Growth
Foreign Government Central Bank	U.S. Fixed Income, Global Fixed Income, U.S. Equity, Global Equity, Asian Equity

These institutional clients accounted for approximately 19% of Alliance Capital’s total assets under management at December 31, 2001 and approximately 4% of Alliance Capital’s total revenues for the year ended December 31, 2001 (25% and 7%, respectively, if the investments by the separate accounts of Equitable in EQAT were included).  No single institutional client other than Equitable and its insurance company subsidiary accounted for more than approximately 1% of Alliance Capital’s total revenues for the year ended December 31, 2001.  AXA and the general and separate accounts of Equitable and their subsidiaries accounted for approximately 7% of Alliance Capital’s total assets under management at December 31, 2001 and approximately 2% of Alliance Capital’s total revenues for the year ended December 31, 2001 (14% and 5% respectively, if the investments by the separate accounts of Equitable in EQAT were included).

Since its inception, Alliance Capital has experienced periods when it gained significant numbers of new accounts or amounts of assets under management and periods when it lost significant accounts or assets under management.  These fluctuations result from, among other things, capital market conditions, Alliance Capital’s performance under prevailing market conditions, changes in the investment preferences of clients that result in a shift in assets under management and other circumstances such as changes in the management or control of a client.

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

Management fees are generally charged in accordance with a fee schedule based on the type of portfolio, the size of the account and a percentage of assets under management. With respect to approximately 5% of assets under management for institutional investors, Alliance Capital charges performance–based fees, which consist of a relatively low base fee plus an additional fee if investment performance for the account exceeds certain benchmarks.  No assurance can be given that such fee arrangements will not become more common in the investment management industry.  Utilization of such fee arrangements by Alliance Capital on a broader basis could create greater fluctuations in Alliance Capital’s revenues.

In connection with the investment advisory services provided to the general and separate accounts of Equitable and its insurance company subsidiary Alliance Capital provides ancillary accounting, valuation, reporting, treasury and other services.  Equitable and its insurance company subsidiary compensate Alliance Capital for such services.  See “Item 13.  Certain Relationships and Related Transactions.”

Marketing

Alliance Capital’s institutional products are marketed globally by AllianceBernstein Institutional Investment Management, which has a sales force deployed across all product lines including growth equities, value equities and fixed income.

PRIVATE CLIENT SERVICES

Alliance Capital provides investment management services to private clients consisting of high net worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other similar entities by means of separate accounts, hedge funds and certain other vehicles. Fees for the management of hedge funds are higher than the fees charged for other accounts and also provide for the payment of performance fees, incentive allocations or carried interests to Alliance Capital.  Alliance Capital provided investment management services to a group of private clients prior to the Bernstein Acquisition.  Private clients were a core client group of Bernstein for over 30 years prior to the Bernstein Acquisition on October 2, 2000. The former private client services group of Bernstein is now known as the Bernstein Investment Research and Management unit of Alliance Capital (“BIRM”).  The private client services group consists of BIRM and the historic Alliance Capital private client group.  BIRM targets households with financial assets of $1 million or more and has a minimum account size of $400,000. BIRM’s services consist of customized, tax-sensitive investment planning across a broad range of investment options.

                BIRM’s private client activities are built on a direct sales effort that involves over 175 advisors. These financial advisors work with private clients and their tax, legal and other advisors to tailor long-range investment plans to meet each client’s needs. The portfolio created for each private client is intended to maximize after-tax investment returns given a client’s individual investment goals, income requirements, risk tolerance, tax considerations and any other consideration relevant for that client.

Revenues from private clients, which represented 14% of Alliance Capital’s total revenues for the year ended December 31, 2001, consist primarily of investment management fees earned from managing assets and, in the case of clients of BIRM, also include transaction charges earned by Sanford C. Bernstein & Co., LLC, a wholly-owned subsidiary, from executing trading activities relating to equities under management.

Private client accounts are managed pursuant to a written investment advisory agreement, which usually is terminable at any time or upon relatively short notice by any party.  In general, these contracts may not be assigned without the consent of the client.  In providing services to private clients Alliance Capital is compensated on the basis of fees calculated based on the type of portfolio, the size of the account and a percentage of assets under management as well as transaction charges earned by Alliance Capital’s wholly-owned subsidiary, Sanford C. Bernstein & Co., LLC, from executing trading activities.

The tables below set forth private client assets under management and revenues for the periods presented:

Private Client Assets Under Management (1)

(in millions)

	December 31,
	1997	1998	1999	2000	2001
Investment Services:
Active Equity & Balanced — Growth:
Domestic	$1,623	$2,716	$3,614	$2,698	$4,114
Global & International	—	4	12	614	377
	1,623	2,720	3,626	3,312	4,491

Active Equity & Balanced — Value:
Domestic	—	—	—	19,878	20,465
Global & International	—	—	—	5,531	5,215
	—	—	—	25,409	25,680

Active Fixed Income:
Domestic	17	1,078	1,193	7,214	9,341
Global & International	182	358	382	473	333
	199	1,436	1,575	7,687	9,674

Index and Enhanced Index:
Domestic	116	152	208	188	169
Global & International	—	—	85	238	150
	116	152	293	426	319

Total:
Domestic	1,756	3,946	5,015	29,978	34,089
Global & International	182	362	479	6,856	6,075

Total	$1,938	$4,308	$5,494	$36,834	$40,164

(1)  Includes private client assets under management of the business acquired in the Bernstein Acquisition at December 31, 2000 and December 31, 2001.

Revenues From Private Client Services (1)

(in thousands)

	December 31,
	1997	1998	1999	2000	2001
Investment Services:
Active Equity & Balanced — Growth:
Domestic	$10,049	$29,497	$81,844	$27,038	$13,637
Global & International	—	17	749	724	5,242
	10,049	29,514	82,593	27,762	18,879

Active Equity & Balanced — Value:
Domestic	—	—	—	89,493	334,909
Global & International	—	—	—	16,683	45,384
	—	—	—	106,176	380,293

Active Fixed Income:
Domestic	46	2,447	2,541	14,205	5,552
Global & International	1,298	10,961	20,191	4,825	2,551
	1,344	13,408	22,732	19,030	8,103

Index and Enhanced Index:
Domestic	92	116	176	227	97
Global & International	—	—	7	47	86
	92	116	183	274	183

Total:
Domestic	10,187	32,060	84,561	130,963	354,281
Global & International	1,298	10,978	20,947	22,279	53,177
	11,485	43,038	105,508	153,242	407,458

Distribution Revenues	—	—	—	—	—
Shareholder Servicing Fees	—	—	—	—	—

Total	$11,485	$43,038	$105,508	$153,242	$407,458

(1) Includes revenues of the business acquired in the Bernstein Acquisition for the fourth quarter of 2000 and all of 2001.

Private Client Marketing

                BIRM’s private client financial advisors are dedicated to obtaining and maintaining client relationships. They do not manage money and do not sell individual stocks or external products. Their goal is to provide investment perspective for clients in order to assist them in determining a suitable mix of U.S. and non-U.S. equity securities and fixed income investments. The financial advisors are based in New York City,  Los Angeles, West Palm Beach, Chicago, Dallas, San Francisco, Washington, D.C., White Plains, Seattle, Miami, Minneapolis and Houston.  These offices reach not only the targeted market within these cities but also the surrounding areas.

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

RETAIL SERVICES

Alliance Capital’s Retail Services consist of furnishing investment management and related services to individual investors by means of retail mutual funds sponsored by Alliance Capital, its subsidiaries and affiliated joint venture companies including cash management products such as money market funds and deposit accounts and sub-advisory relationships resulting from the efforts of the mutual fund marketing department (“Alliance Mutual Funds”) and “managed account” products. The net assets comprising the Alliance Mutual Funds on December 31, 2001 amounted to approximately $157 billion.  The assets of the Alliance Mutual Funds are managed by the same investment professionals who manage Alliance Capital’s accounts of institutional investors and high net-worth individuals.

The tables below set forth retail assets under management and revenues for the periods presented:

Retail Services Assets Under Management

(in millions)

	December 31,
	1997	1998	1999	2000	2001
Investment Services:
Active Equity & Balanced — Growth:
Domestic	$33,977	$50,205	$77,156	$76,983	$55,243
Global & International	4,750	5,071	16,316	18,779	15,790
	38,727	55,276	93,472	95,762	71,033

Active Equity & Balanced — Value:
Domestic	2,857	4,466	6,954	11,456	17,405
Global & International	45	95	188	330	2,509
	2,902	4,561	7,142	11,786	19,914

Active Fixed Income:
Domestic	32,160	37,209	42,068	43,169	47,791
Global & International	5,075	9,747	10,225	10,496	14,385
	37,235	46,956	52,293	53,665	62,176

Index and Enhanced Index:
Domestic	944	1,691	2,640	3,035	3,469
Global & International	—	—	—	—	4
	944	1,691	2,640	3,035	3,473

Total:
Domestic	69,938	93,571	128,818	134,643	123,908
Global & International	9,870	14,913	26,729	29,605	32,688

Total	$79,808	$108,484	$155,547	$164,248	$156,596

Revenues From Retail Services (1) (2) (3)

(in thousands)

	Years Ended December 31,
	1997	1998	1999	2000	2001
Investment Services:
Active Equity & Balanced — Growth:
Domestic	$133,558	$201,638	$414,326	$563,655	$445,809
Global & International	46,025	47,547	80,394	109,309	78,098
	179,583	249,185	494,720	672,964	523,907

Active Equity & Balanced — Value:
Domestic	13,122	21,528	28,651	40,276	86,616
Global & International	3,999	4,692	5,869	6,494	1,533
	17,121	26,220	34,520	46,770	88,149

Active Fixed Income:
Domestic	125,883	157,513	170,938	190,312	235,560
Global & International	48,670	104,235	106,327	95,180	69,940
	174,553	261,748	277,265	285,492	305,500

Index and Enhanced Index:
Domestic	1,244	2,378	3,821	2,294	1,288
Global & International	—	—	—	—	2
	1,244	2,378	3,821	2,294	1,290

Total:
Domestic	273,807	383,057	617,736	796,537	769,275
Global & International	98,694	156,474	192,590	210,983	149,571
	372,501	539,531	810,326	1,007,520	918,846

Distribution Revenues	216,851	301,730	440,103	617,570	537,362
Shareholder Servicing Fees	36,255	43,396	62,242	85,555	96,203

Total	$625,607	$884,657	$1,312,671	$1,710,645	$1,552,411

(1)	Includes fees received by Alliance Capital in connection with managed account product accounts.
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

Alliance Mutual Funds and Managed Account Programs

Alliance Capital has been managing mutual funds since 1971.  Since then, Alliance Capital has sponsored open-end load mutual funds and closed-end mutual funds (i) registered as investment companies under the Investment Company Act (“U.S. Funds”), and (ii) not registered under the Investment Company Act and which are not publicly offered to United States persons (“Offshore Funds”).  Alliance Capital also manages retail managed account product programs, which are sponsored by various registered broker-dealers (“Managed Account Programs”).  On December 31, 2001 net assets in the Alliance Mutual Funds and Managed Account Programs totaled approximately $88 billion.

Types of Alliance Mutual Funds and Managed Account Programs	Net Assets as of December 31, 2001
(in millions)
U.S. Funds — Open-End:
Equity and Balanced	$37,990
Taxable Fixed Income	7,769
Tax Exempt Fixed Income	4,259
Offshore Funds (Open and Closed-End):
Equity and Balanced	9,130
Taxable Fixed Income	6,921
Managed Account Programs	11,058
U.S. Funds — Closed-End	3,532
Joint Venture Subsidiaries and Affiliates (1)	7,180

Total	$87,839

(1)          Assets under management exclude certain non-discretionary advisory relationships and reflect 100% of the assets managed by unconsolidated affiliates totaling approximately $2.6 billion.

Variable Products

Alliance Capital is a sub-adviser to EQAT, which is the investment vehicle for the variable annuity and variable life insurance products offered by Equitable and its insurance company subsidiary.  The Alliance Variable Products Series Fund is a funding vehicle for variable annuity and variable life insurance products offered by other unaffiliated insurance companies.  On December 31, 2001 the net assets of the portfolios of the Variable Products totaled approximately $37 billion:

Net Assets as of December 31, 2001
(in millions)
EQAT:
Common Stock Portfolio	$11,425
Equity Index Portfolio	2,706
Aggressive Stock Portfolio	2,241
Growth Investors Portfolio	2,161
Growth & Income Portfolio	1,903
Global Portfolio	1,477
Money Market Portfolio	1,304
Balanced Portfolio	963
EQ/Alliance Premier Growth Portfolio	864
Small Cap Growth Portfolio	633
Quality Bond Portfolio	627
Conservative Investors Portfolio	542
High Yield Portfolio	445
Technology Portfolio	355
International Portfolio	345
International Government Portfolio	208
Total EQAT	28,199

Alliance Variable Products Series Fund	9,272

Total	$37,471

Distribution.  The Alliance Mutual Funds are distributed to individual investors through broker–dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries.  Alliance Fund Distributors, Inc. (“AFD”), a registered broker-dealer and a wholly-owned subsidiary of Alliance Capital, serves as the principal underwriter and distributor of the U.S. Funds and serves as a placing or distribution agent for most of the Offshore Funds.  There are approximately 300 sales representatives who devote their time exclusively to promoting the sale of shares of Alliance Mutual Funds by financial intermediaries.

Alliance Capital maintains a mutual fund distribution system (the “System”) which permits open-end Alliance Mutual Funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares.  The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AFD at the time of sale.  AFD in turn compensates the financial intermediaries distributing the funds from the front-end sales charge paid by investors.   For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge (“CDSC”) to AFD.  While AFD is obligated to compensate the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds.  Payments made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, reduced cash flow from operations by approximately $163.3 million and $330.6 million during 2001 and 2000, respectively.  Management of Alliance Capital believes AFD will recover the payments made to financial intermediaries for the sale of Back-End Load Shares from the higher distribution fees and CDSC it receives over periods not exceeding 5 ½ years.

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

The selling and distribution agreements between AFD and the financial intermediaries that distribute Alliance Mutual Funds are terminable by either party upon notice (generally not more than sixty days) and do not obligate the financial intermediary to sell any specific amount of fund shares.  A small amount of mutual fund sales is made directly by AFD, in which case AFD retains the entire sales charge.

During 2001 the ten financial intermediaries responsible for the largest volume of sales of open-end U.S. Funds were responsible for 52% of such sales.  AXA Advisors, LLC (“AXA Advisors”), a wholly-owned subsidiary of AXA Financial that utilizes members of Equitable’s insurance agency sales force as its registered representatives, has entered into a selected dealer agreement with AFD and, together with its predecessor, since 1986 has been responsible for a significant portion of total sales of shares of open-end U.S. Funds and Offshore Funds (4%, 4% and 3% in 1999, 2000 and 2001, respectively).  AXA Advisors is under no obligation to sell a specific amount of fund shares and also sells shares of mutual funds sponsored by organizations unaffiliated with Equitable.

Subsidiaries of Merrill Lynch & Co., Inc. (collectively “Merrill Lynch”) were responsible for approximately 26%, 18%  and 13% of open-end Alliance Mutual Fund sales in 1999, 2000 and 2001, respectively.  Citigroup Inc. and its subsidiaries (“Citigroup”), parent company of Salomon Smith Barney & Co., Inc., was responsible for approximately 6% of open-end Alliance Mutual Fund sales in 1999, 5%  in 2000 and 5% in 2001.  Neither Merrill Lynch nor Citigroup is under any obligation to sell a specific amount of Alliance Mutual Fund shares and each also sells shares of mutual funds that it sponsors and which are sponsored by unaffiliated organizations.

No dealer or agent other than AXA Advisors, Merrill Lynch and Citigroup has in any year since 1995 accounted for more than 10% of the sales of open-end Alliance Mutual Funds.

Many of the financial intermediaries that sell shares of Alliance Mutual Funds also offer shares of funds not managed by Alliance Capital and frequently offer shares of funds managed by their own affiliates.

Based on industry sales data reported by the Investment Company Institute (January 2002), Alliance Capital’s market share in the U.S. mutual fund industry is 1.40% of total industry assets and Alliance Capital accounted for 1.41% of total open-end industry sales in the U.S. during 2001.  While the performance of the Alliance Mutual Funds is a factor in the sale of their shares, there are other factors contributing to success in sales of mutual fund shares that are not as important in institutional investment management services.  These factors include the level and quality of shareholder services (see “Shareholder and Administration Services” below) and the amounts and types of distribution assistance and administrative services payments.  Alliance Capital believes that its compensation programs with financial intermediaries are competitive with others in the industry.

Under current interpretations of laws and regulations governing depository institutions, banks and certain of their affiliates generally are permitted to act as agent for their customers in connection with the purchase of mutual fund shares and to receive as compensation a portion of the sales charges paid with respect to such purchases.  During 2001 banks and their affiliates accounted for approximately 13% of the sales of shares of open-end U.S. Funds and Variable Products.

Investment Management Agreements and Fees.  Investment management fees from the Alliance Mutual Funds, EQAT and the Variable Products are based upon a percentage of average net assets.  As certain of the U.S. Funds have grown, fee schedules have been revised to provide lower incremental fees above certain asset levels.  Fees paid by the U.S. Funds and EQAT are fixed annually by negotiation between Alliance Capital and the board of directors or trustees of each U.S. Fund and EQAT, including a majority of the disinterested directors or trustees.  Changes in fees must be approved by the shareholders of each U.S. Fund and EQAT.  In general, the investment management agreements with the U.S. Funds and EQAT provide for termination at any time upon 60 days’ notice.

Under each investment management agreement with a U.S. Fund, Alliance Capital provides the U.S. Fund with investment management services, office space and order placement facilities and pays all compensation of directors or trustees and officers of the U.S. Fund who are affiliated persons of Alliance Capital.  Each U.S. Fund pays all of its other expenses.  If the expenses of a U.S. Fund exceed an expense limit established under the securities laws of any state in which shares of that U.S. Fund are qualified for sale or as prescribed in the U.S. Fund’s investment management agreement, Alliance Capital absorbs such excess through a reduction in the investment management fee.  The expense ratios for the U.S. Funds during their most recent fiscal year ranged from 0.59% to 3.70%.  In connection with newly organized U.S. Funds, Alliance Capital may also agree to reduce its fee or bear certain expenses to limit expenses during an initial period of operations.

Cash Management Services

Alliance Capital provides cash management services to individual investors through a product line comprising 20 money market fund portfolios, including two offshore money market funds, domiciled in the Cayman Islands and in Dublin, Ireland and 3 types of brokered money market deposit accounts.  Net assets in these products as of December 31, 2001 totaled approximately $31 billion.

Net Assets as of December 31, 2001
(in millions)
Money Market Funds:
Alliance Capital Reserves (two portfolios)	$15,995
Alliance Government Reserves (two portfolios)	8,200
Alliance Municipal Trust (eleven portfolios)	3,829
Non-U.S. Money Market Funds (two funds)	1,494
Alliance Money Market Fund (three portfolios)	1,410
Money Market Deposit Accounts (three products)	359

$31,287

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

On December 31, 2001 more than 98% of the assets invested in Alliance Capital’s cash management programs were attributable to regional broker-dealers and other financial intermediaries, with the remainder coming directly from the public.  On December 31, 2001 more than 500 financial intermediaries offered Alliance Capital’s cash management services.  Alliance Capital’s money market fund market share (not including deposit products), as computed based on market data reported by the Investment Company Institute (December 2001), has decreased from 1.99% of total money market fund industry assets at the end of 1996 to 1.89% at December 31, 2001.

Alliance Capital makes payments to financial intermediaries for distribution assistance and shareholder servicing and administration.  Alliance Capital’s money market funds pay fees to Alliance Capital at annual rates of up to 0.25% of average daily net assets pursuant to “Rule 12b-1” distribution plans except for Alliance Money Market Fund which pays a fee of up to 0.45% of its average daily net assets.  Such payments are supplemented by Alliance Capital in making payments to financial intermediaries under the distribution assistance and shareholder servicing and administration program. During 2001 such supplemental payments totaled approximately $108.0 million ($77.4 million in 2000).  There are 7 employees of Alliance Capital who devote their time exclusively to marketing Alliance Capital’s cash management services.

A principal risk to Alliance Capital’s cash management services business is the acquisition of its participating financial intermediaries by companies that are competitors or that plan to enter the cash management services business.  As of December 31, 2001 the five largest participating financial intermediaries were responsible for assets aggregating approximately $25 billion, or 81% of the cash management services total.

Many of the financial intermediaries whose customers utilize Alliance Capital’s cash management services are broker-dealers whose customer accounts are carried, and whose securities transactions are cleared and settled, by the Pershing Division (“Pershing”) of Donaldson, Lufkin & Jenrette Securities Corporation (“DLJ Securities Corporation”), a wholly-owned subsidiary of Credit Suisse First Boston Corporation.  DLJ Securities Corporation was a wholly-owned subsidiary of AXA Financial until November 3, 2000. Pursuant to an agreement between Pershing and Alliance Capital, Pershing recommends that certain of its correspondent firms use Alliance Capital’s money market funds and other cash management products.  As of December 31, 2001 DLJ Securities Corporation and these Pershing correspondents were responsible for approximately $19 billion or 62% of Alliance Capital’s total cash management assets.  Pershing may terminate its agreement with Alliance Capital on 180 days’ notice.  If the agreement were terminated, Pershing would be under no obligation to recommend or in any way assist in the sale of Alliance Capital’s cash management products and would be free to recommend or assist in the sale of competitive products.

Alliance Capital’s money market funds distributed publicly in the United States are investment companies registered under the Investment Company Act and are managed under the supervision of boards of directors or trustees, which include disinterested directors or trustees who must approve investment management agreements and certain other matters.  The investment management agreements between the money market funds and Alliance Capital provide for an expense limitation of 1% per annum or less of average daily net assets.  See “Mutual Funds Management - Investment Management Agreements and Fees.”

Shareholder and Administration Services

Alliance Global Investor Services, Inc. (“AGIS”), a wholly-owned subsidiary of Alliance Capital, provides registrar, dividend disbursing and transfer agency related services for each U.S. Fund and provides servicing for each U.S. Fund’s shareholder accounts.  As of December 31, 2001 AGIS employed 588 people.  AGIS operates out of offices in Secaucus, New Jersey, San Antonio, Texas, and Scranton, Pennsylvania.  Under each servicing agreement AGIS receives a monthly fee.  Each servicing agreement must be approved annually by the relevant U.S. Fund’s board of directors or trustees, including a majority of the disinterested directors or trustees, and may be terminated by either party without penalty upon 60 days’ notice.

Most U.S. Funds utilize Alliance Capital and AGIS personnel to perform legal, clerical and accounting services not required to be provided by Alliance Capital.  Payments by a U.S. Fund for these services must be specifically approved in advance by the U.S. Fund’s board of directors or trustees.  Currently, Alliance Capital and AGIS are accruing revenues for providing clerical and accounting services to the U.S. Funds and these closed-end funds at the rate of approximately $11.0 million per year.

ACM Global Investor Services S.A. (“ACMGIS”) a wholly-owned subsidiary of Alliance Capital, is the registrar and transfer agent of substantially all of the Offshore Funds.  As of December 31, 2001 ACMGIS employed 73 people.  ACMGIS operates out of offices in Luxembourg and Singapore and receives a monthly fee for its registrar and transfer agency services.  Each agreement between ACMGIS and an Offshore Fund may be terminated by either party upon 60 days’ notice.

Alliance Capital expects to continue to devote substantial resources to shareholder servicing because of its importance in competing for assets invested in mutual funds and cash management services.

INSTITUTIONAL RESEARCH SERVICES

                Institutional Research Services consist of in-depth research, portfolio strategy, trading and brokerage related services provided to institutional investors such as pension managers, mutual fund managers and other institutional investors who manage assets and look to Sanford C. Bernstein & Co., LLC (“SCB LLC”) in the United States and Sanford C. Bernstein Limited (“SCBL”) in Europe, wholly-owned subsidiaries of Alliance Capital, to provide services to support their asset management activities. As of December 31, 2001 SCB LLC served approximately 810 clients in the U.S. and approximately 236 in Europe, Australia and the Far East.

                SCB LLC and SCBL earn revenues from institutional services by providing investment research and by executing brokerage transactions for research clients on an agency basis. In the case of research, research clients provide compensation principally by directing brokerage transactions to SCB LLC and SCBL in return for SCB LLC and SCBL research products. These services accounted for 2.2% and 8.9% of Alliance Capital’s revenues in 2000 and 2001, respectively. SCB LLC is occasionally invited to and chooses to participate in underwriting syndicates for equity issuances.

The following table sets forth institutional services revenues for each of the periods presented:

Revenues From Institutional Research Services (1)

(in thousands)

	Years Ended December 31,
	1997	1998	1999	2000	2001
Transaction Charges:
U.S. Clients	$—	$—	$—	$44,970	$197,653
Non-U.S. Clients	—	—	—	10,344	56,836
	—	—	—	55,314	254,489

Syndicate Participation and Other	—	—	—	975	11,326

Total	$—	$—	$—	$56,289	$265,815

(1) Includes revenues of the business acquired in the Bernstein Acquisition for the fourth quarter of 2000 and all of 2001.

COMPETITION

The financial services industry is highly competitive and new entrants are continually attracted to it.  No one or small number of competitors is dominant in the industry.  Alliance Capital is subject to substantial competition in all aspects of its business.  Pension fund, institutional and corporate assets are managed by investment management firms, broker-dealers, banks and insurance companies.  Many of these financial institutions have substantially greater resources than Alliance Capital. Alliance Capital competes with other providers of institutional investment products and services primarily on the basis of the range of investment products offered, the investment performance of such products and the services provided to clients.  Based on an annual survey conducted by Pensions & Investments, as of December 31, 2000 Alliance Capital was ranked 9th  out of 251 managers based on U.S. institutional, tax-exempt assets under management.  Additionally, Alliance Capital was ranked 6th out of the 21 largest managers of international index assets, 8th out of the 25 largest managers of domestic equity index funds and 15th out of the 25 largest domestic bond index managers.

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

CUSTODY AND BROKERAGE

Neither Alliance Capital nor its subsidiaries, other than SCB LLC, maintain custody of client funds or securities, which is maintained by client-designated banks, trust companies, brokerage firms or other custodians.  SCB LLC maintains custody of private client assets and securities.

Alliance Capital generally has the discretion to select the brokers or dealers to be utilized to execute transactions for client accounts.  SCB LLC and SCBL effect transactions for client accounts only if specifically authorized or directed by the client.

REGULATION

Alliance Capital, Alliance Holding, and Alliance are investment advisers registered under the Investment Advisers Act.  Each U.S. Fund is registered with the Securities and Exchange Commission (“SEC”) under the Investment Company Act and the shares of most U.S. Funds are qualified for sale in all states in the United States and the District of Columbia, except for U.S. Funds offered only to residents of a particular state.  AGIS is registered with the SEC as a transfer agent. SCB LLC and AFD are registered with the SEC as broker–dealers. SCB LLC is a member of the NYSE and SCBL is a member of the London Stock Exchange.  SCB LLC, SCBL and AFD are subject to minimum net capital requirements ($9.7 million, $5.5 million and $9.3 million, respectively, at December 31, 2001) imposed by the SEC and Financial Services Authority on registered broker–dealers and had aggregate regulatory net capital of $173.8 million, $37.7 million and $43.6 million, respectively, at December 31, 2001.

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

EMPLOYEES

As of December 31, 2001 Alliance Capital and its subsidiaries employed 4,542 employees, including 642 investment professionals, of whom 215 are portfolio managers, 322 are research analysts and 94 are order placement specialists.  The average period of employment of these professionals with Alliance Capital is approximately 7 years and their average investment experience is approximately 13 years.  Alliance Capital considers its employee relations to be good.

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

Item 2.                    Properties

Alliance Capital’s and Alliance Holding’s principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease which extends until 2019.  Alliance Capital currently occupies approximately 566,011 square feet of space at this location.  Alliance Capital also occupies approximately 114,097 square feet of space at 135 West 50th Street, New York, New York, and approximately 187,203 square feet of space at 767 Fifth Avenue, New York, New York, under leases expiring in 2016, and 2002 and 2005, respectively.  Alliance Capital also occupies approximately 4,594 square feet of space at 709 Westchester Avenue, White Plains, New York, 45,242 square feet of space at 925 Westchester Avenue, White Plains, New York, 4,341 square feet of space at One North Broadway, White Plains, New York, and 127,136 square feet of space at One North Lexington, White Plains, New York under leases expiring in 2004, 2008, 2008 and 2008, respectively.  Alliance Capital and its subsidiaries, AFD and AGIS, occupy approximately 134,261 square feet of space in Secaucus, New Jersey, approximately 92,067 square feet of space in San Antonio, Texas, and approximately 60,653 square feet of space in Scranton, Pennsylvania, under leases expiring in 2016, 2009, and 2005, respectively.

Alliance Capital also leases space in 11 cities in the United States and its subsidiaries and affiliates lease space in London, England, Tokyo, Japan, and 25 other cities outside the United States.

Item 3.                    Legal Proceedings

On April 25, 2001, an amended class action complaint (“amended Miller Complaint”) entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al. was filed in federal district court in the Southern District of Illinois against Alliance Capital, AFD, and other defendants alleging violations of the Investment Company Act and breaches of common law fiduciary duty.  The allegations in the amended Miller Complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund (“Premier Growth Fund”), Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund.  The principal allegations of the amended Miller Complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the Investment Company Act, in particular because certain directors of these funds should be deemed interested under the Investment Company Act; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the Investment Company Act; and (iii) the advisory fees and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty.  Plaintiff seeks a recovery of certain fees paid by these Funds to Alliance Capital.  On March 12, 2002 the court issued an order granting defendants’ joint motion to dismiss the amended Miller Complaint.  The court allowed plaintiffs up to and including April 1, 2002 to file an amended complaint comporting with its order.

Alliance Capital and AFD believe that plaintiffs’ allegations in the amended Miller Complaint are without merit and intend to vigorously defend against these allegations.

On December 7, 2001 a complaint entitled Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Benak Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier

Growth Fund alleging violation of the Investment Company Act.  The principal allegations of the Benak Complaint are that Alliance Capital breached its duty of loyalty to Premier Growth Fund because one of the directors of the General Partner of  Alliance Capital served as a director of Enron Corp. (“Enron”) when Premier Growth Fund purchased shares of Enron and as a consequence thereof the investment advisory fees paid to Alliance Capital by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff allege were caused by the alleged breach of the duty of loyalty.  Plaintiff seeks recovery of certain fees paid by Premier Growth Fund to Alliance Capital. On December 21, 2001 a complaint entitled Roy v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Roy Complaint”) was filed in federal district court in the Middle District of Florida, Tampa Division, against Alliance Capital and Premier Growth Fund.  The allegations and relief sought in the Roy Complaint are virtually identical to the Benak Complaint.  On March 13, 2002 the court granted the defendants’ motion to transfer the Roy Complaint to federal district court in the District of New Jersey.  On December 26, 2001 a complaint entitled Roffe v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Roffe Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund.  The allegations and relief sought in the Roffe Complaint are virtually identical to the Benak Complaint.  On February 14, 2002 a complaint entitled Tatem v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Tatem Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund.  The allegations and relief sought in the Tatem Complaint are virtually identical to the Benak Complaint.  On March 6, 2002 a complaint entitled Gissen v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Gissen Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund.  The allegations and relief sought in the Gissen Complaint are virtually identical to the Benak Complaint.

Alliance Capital believes the plaintiffs’ allegations in the Benak Complaint, Roy Complaint, Roffe Complaint, Tatem Complaint and Gissen Complaint are without merit and intends to vigorously defend against these allegations.

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

Item 4.                    Submission of Matters to a Vote of Security Holders

Neither Alliance Capital nor Alliance Holding submitted a matter to a vote of security holders during the fourth quarter of 2001.

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

On March 1, 2002 there were approximately 673 Alliance Capital Unitholders of record.

The Alliance Holding Units are traded on the NYSE.  The high and low sale prices on the NYSE during each quarter of Alliance Holding’s two most recent fiscal years were as follows:

2001	High	Low
First Quarter	$59.35	$37.40
Second Quarter	53.40	38.20
Third Quarter	53.75	38.90
Fourth Quarter	54.32	44.45

2000	High	Low
First Quarter	$43.875	$29.3125
Second Quarter	50.375	38.375
Third Quarter	56.6875	46.00
Fourth Quarter	54.4375	42.50

On March 1, 2002 the closing price of the Alliance Holding Units on the NYSE was $45.90 per Unit.  On March 1, 2002 there were approximately 1,714 Alliance Holding Unitholders of record.

Cash Distributions

Each of Alliance Capital and Alliance Holding distributes on a quarterly basis all of its Available Cash Flow (as defined in each Partnership Agreement).  Prior to the Reorganization, Alliance Holding’s Available Cash Flow was derived from the operations now conducted by Alliance Capital.  Subsequent to the completion of the Reorganization in the fourth quarter of 1999, when Alliance Capital commenced operations, Alliance Holding’s principal sources of income and cash flow have been attributable to its ownership of Alliance Capital Units.

Alliance Capital made the following distributions of Available Cash Flow in respect of 2001 and 2000:

Quarter During 2001 In Respect of Which a Cash Distribution Was Paid From Available Cash Flow
	Amount of Cash Distribution Per Alliance Capital Unit	Payment Date

First Quarter	$0.75	May 24, 2001
Second Quarter	0.78	August 16, 2001
Third Quarter	0.75	November 21, 2001
Fourth Quarter	0.75	February 21, 2002
	$3.03

Quarter During 2000 In Respect of Which a Cash Distribution Was Paid From Available Cash Flow
	Amount of Cash Distribution Per Alliance Capital Unit	Payment Date

First Quarter	$0.815	May 18, 2000
Second Quarter	0.820	August 17, 2000
Third Quarter	0.905	November 22, 2000
Fourth Quarter	0.860	February 23, 2001
	$3.40

Alliance Holding made the following distributions of Available Cash Flow in respect of 2001 and 2000:

Quarter during 2001 In Respect of Which a Cash Distribution Was Paid From Available Cash Flow
	Amount of Cash Distribution Per Alliance Holding Unit	Payment Date

First Quarter	$0.68	May 24, 2001
Second Quarter	0.71	August 16, 2001
Third Quarter	0.67	November 21, 2001
Fourth Quarter	0.67	February 21, 2002
	$2.73

Quarter During 2000 In Respect of Which a Cash Distribution Was Paid From Available Cash Flow
	Amount of Cash Distribution Per Alliance Holding Unit	Payment Date

First Quarter	$0.74	May 18, 2000
Second Quarter	0.75	August 17, 2000
Third Quarter	0.84	November 22, 2000
Fourth Quarter	0.78	February 23, 2001
	$3.11

Item 6.                    Selected Financial Data

                The Selected Financial Data that appears on page 55 of the Alliance Capital 2001 Annual Report to Unitholders is incorporated by reference in this Annual Report on Form 10-K.

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

                Management’s Discussion and Analysis of Financial Condition and Results of Operations that appears on pages 56 through 59 of the Alliance Capital 2001 Annual Report to Unitholders is incorporated by reference in this Annual Report on Form 10-K.

Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk

                The quantitative and qualitative disclosures about market risk contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 59 of the Alliance Capital 2001 Annual Report to Unitholders are incorporated by reference in this Annual Report on Form 10-K.

Item 8.                    Financial Statements and Supplementary Data

                The Financial Statements of Alliance Holding and the report thereon by KPMG LLP that appear on pages 60 through 69 of the Alliance Capital 2001 Annual Report to Unitholders are incorporated by reference in this Annual Report on Form 10-K.  The Alliance Holding Financial Statements should be read in conjunction with the Consolidated Financial Statements of Alliance Capital, which are found on pages 34 through 54 of the Alliance Capital 2001 Annual Report to Unitholders and are incorporated by reference in this Annual Report on Form 10-K.

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

The General Partner does not receive any compensation from Alliance Capital or Alliance Holding for services rendered to Alliance Capital or Alliance Holding as General Partner.  The General Partner holds a 1% general partnership interest in Alliance Capital and 100,000 units of general partnership interest in Alliance Holding.  As of March 1, 2002 Equitable, ACMC and ECMC, affiliates of the General Partner, held 128,477,020 Alliance Capital Units and 1,544,356 Alliance Holding Units.

The General Partner is reimbursed by Alliance Capital for all expenses incurred by it in carrying out its activities as General Partner of Alliance Capital and Alliance Holding, including compensation paid by the General Partner to its directors and officers (to the extent such persons are not compensated directly as employees of Alliance Capital) and the cost of directors and officers liability insurance obtained by the General Partner.  The General Partner was not reimbursed for any such expenses in 2001 except for directors’ fees and directors and officers liability insurance.

Directors and Executive Officers of the General Partner

The directors and executive officers of the General Partner are as follows:

Name	Age	Position
Bruce W. Calvert	55	Chairman of the Board, Chief Executive Officer and Director
Donald H. Brydon	56	Director
John D. Carifa	57	Director, President and Chief Operating Officer
Henri de Castries	47	Director
Christopher M. Condron	54	Director
Denis Duverne	48	Director
Richard S. Dziadzio	38	Director
Alfred Harrison	64	Director and Vice Chairman
Roger Hertog	60	Director and Vice Chairman
Benjamin D. Holloway	77	Director
W. Edwin Jarmain	63	Director
Peter D. Noris	46	Director
Lewis A. Sanders	55	Director, Vice Chairman and Chief Investment Officer
Frank Savage	63	Director
Peter J. Tobin	58	Director
Stanley B. Tulin	52	Director
Dave H. Williams	69	Director and Chairman Emeritus
Kathleen A. Corbet	42	Executive Vice President
Gerald M. Lieberman	55	Executive Vice President-Finance and Operations
David R. Brewer, Jr.	56	Senior Vice President and General Counsel
Robert H. Joseph, Jr.	54	Senior Vice President and Chief Financial Officer

Mr. Calvert joined Alliance in 1973 as an equity portfolio manager and was elected Chief Executive Officer on January 6, 1999 and Chairman of the Board on May 1, 2001.  He served as Chief Investment Officer from May 3, 1993 until January 6, 1999.  He served as Vice Chairman from May 3, 1993 until April 30, 2001.  From 1986 to 1993 he was an Executive Vice President and from 1981 to 1986 he was a Senior Vice President.  He was elected a Director of Alliance in 1992.

Mr. Brydon was elected a Director of Alliance in May 1997.  He is Chairman and Chief Executive Officer of AXA Investment Managers S.A.  Mr. Brydon was formerly Barclays Group’s Deputy Chief Executive of BZW, the investment banking division of Barclays Plc., and was a member of the Executive Committee of Barclays.  Before joining BZW, Mr. Brydon was the Chief Executive and Chairman of Barclays de Zoete Wedd Investment Management Ltd. (BZWIM) and had served in various executive capacities within the Barclays organization including Barclays Investment Management Ltd. and Barclays Bank.  Mr. Brydon serves as director of Allied Domecq Plc., Amersham Plc., and Edinburgh UK Tracker Trust Plc. He also serves as Vice President of the European Asset Management Association.  AXA Investment Managers S.A. is a subsidiary of AXA, a parent of Alliance Capital and Alliance Holding.

Mr. Carifa joined Alliance in 1971 and was elected President and Chief Operating Officer on May 3, 1993.  He is Chief Executive Officer of Alliance Capital’s Mutual Funds Division and is Chairman and Director of the majority of Alliance Capital’s Mutual Fund Boards.  He was the Chief Financial Officer from 1973 until 1994.  He was an Executive Vice President from 1986 to 1993 and he was a Senior Vice President from 1980 to 1986.  He was elected a Director of Alliance in 1992. Mr. Carifa serves on the Board and the Executive Committee of The American Composers Orchestra.  He also serves on the Board of Trustees of the Valley Hospital in Ridgewood, New Jersey and is a member of the Board of Governors and Executive Committee of the Investment Company Institute.

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

Mr. Condron was elected a Director of Alliance in May 2001.  He is Director, President and Chief Executive Officer of AXA Financial, which he joined in May 2001.  He is Chairman of the Board and Chief Executive Officer of AXA Client Solutions and Equitable.  Mr. Condron is also a member of the Management Board of AXA.  Prior to being named to head AXA Financial, Mr. Condron served both as President and Chief Operating Officer of Mellon Financial Corporation (“Mellon”) since 1999 and President and Chief Financial Officer of The Dreyfus Corporation since 1995.  He was Vice Chairman of The Boston Company from 1989 to 1993 and was then named Executive Vice President of Mellon in 1993, when Mellon acquired The Boston Company.  Mr. Condron was named Vice Chairman of Mellon in 1994.  In 1990, Mr. Condron was appointed a Director and Treasurer of Central Supply Corp.  He served on the Board of Governors of the Investment Company Institute from October 1997 through October 2000 and served on its Executive Committee from November 1998 through October 2000.  He was re-appointed to the ICI’s Board of Governors in October 2001. In 1999, Mr. Condron was appointed a Director of The American Ireland Fund, which he also serves as Treasurer. AXA, AXA Financial, AXA Client Solutions and Equitable are parents of Alliance Capital and Alliance Holding.  AXA Client Solutions and Equitable are subsidiaries of AXA Financial.  Equitable is a subsidiary of AXA Client Solutions.

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

Mr. Dziadzio was elected a Director of Alliance in February 2001. Mr. Dziadzio is Senior Vice President — Asset Management Activities of AXA, which he joined in 1994 as a member of the corporate finance department with responsibilities in the realm of asset management and insurance businesses, as well as other areas of activities in the United States and United Kingdom. From 1998 through December 31, 2000, Mr. Dziadzio was Chief of Finance and Administration of AXA Real Estate Investment Managers, a wholly-owned subsidiary of AXA. Prior to joining AXA, he was with Yarmouth Group, a real estate investment advisory company, holding positions in New York and London. AXA is a parent of Alliance Capital and Alliance Holding.

Mr. Harrison joined Alliance in 1978 and was elected Vice Chairman on May 3, 1993.  Mr. Harrison is in charge of Alliance Capital’s Minneapolis office and is a senior portfolio manager.  He was an Executive Vice President from 1986 to 1993 and a Senior Vice President from 1978 to 1986.  He was elected a Director of Alliance in 1992.

Mr. Hertog was elected Director and Vice Chairman of Alliance on October 2, 2000. Prior thereto, he was President and Chief Operating Officer of Sanford C. Bernstein & Co., Inc., which he joined as a research analyst in 1968. Mr. Hertog is currently Chairman of the Manhattan Institute, a leading policy institute specializing in urban issues. He is also a Trustee of the American Enterprise Institute for Public Policy Research in Washington, D.C. and a Trustee of the New York Public Library.  Mr. Hertog is a Director and President of SCB Inc.

Mr. Holloway was elected a Director of Alliance in November 1987.  He is a consultant to The Continental Real Estate Companies.  From September 1988 until his retirement in March 1990, Mr. Holloway was a Vice Chairman of Equitable.  He served as an Executive Vice President of Equitable from 1979 until 1988.  Prior to his retirement he served as a Director and Officer of various Equitable subsidiaries.  Mr. Holloway is a Director of Interstate Hotels Corporation and the Museum of Contemporary Art in Miami. Mr. Holloway was a Director of Rockefeller Center Properties, Inc. and is a Director Emeritus of The Duke University Management Corporation, former Chairman of The Touro National Heritage Trust, a Regent of the Cathedral of St. John the Divine and a Trustee of Duke University (Emeritus) and the American Academy in Rome (Emeritus).

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

Mr. Sanders was elected Director, Vice Chairman and Chief Investment Officer of Alliance on October 2, 2000. Prior thereto, he served as Chairman and Chief Executive officer of Sanford C. Bernstein & Co., Inc., which he joined in 1968 as a research analyst. Mr. Sanders is a Chartered Financial Analyst, a New York Stock Exchange supervisory analyst and was a member of the Institutional Investor All-America Research Team for four years.  Mr. Sanders is a Director, Chairman and the Chief Executive Officer of SCB Inc.

Mr. Savage was elected a Director of Alliance in May 1993. He served as Chairman of Alliance Capital Management International, a division of Alliance Capital, from May 1994 until July 31, 2001.  Mr. Savage is Chief Executive Officer of Savage Holdings LLC, a private equity investing firm.  In addition, Mr. Savage is a Director of Lockheed Martin Corporation, Qualcomm Inc., and Enron Corp.

Mr. Tobin was elected a Director of Alliance in May 2000. He has been Dean of the Tobin College of Business since August 1998. As Dean, Mr. Tobin is the chief executive and academic leader of the College of Business. Mr. Tobin was Chief Financial Officer at The Chase Manhattan Corporation from 1996 to 1997. Prior thereto, he was Chief Financial Officer of Chemical Bank (which merged with chase in 1996) from 1991 to 1996 and Chief Financial Officer of Manufacturers Hanover Trust (which merged with Chemical in 1991) from 1985 to 1991.  Mr. Tobin is a member of the American Institute of Certified Public Accountants, the New York State Society of CPA’s and the Financial Executives Institute. He is also a member of the Independent Budget Office of New York City Advisory Board and the Boards of Directors of The H.W. Wilson Co. and P.A. Consulting Group. He has been a Director of AXA Financial since March 1999.  AXA Financial is a parent of Alliance Capital and Alliance Holding.

Mr. Tulin was elected a Director of Alliance in July 1997.  He is Vice Chairman and Chief Financial Officer of AXA Financial and Director, Vice Chairman and Chief Financial Officer of Equitable. In addition to his current responsibilities at AXA Financial, Mr. Tulin has responsibility for Group financial communication, relations with rating agencies and consolidated risk assessment. Since December 2000, he has also been Executive Vice President of AXA and a member of its Executive Committee. Mr. Tulin was formerly Coopers & Lybrand’s Co-Chairman of the Insurance Industry Practice.  Before joining Coopers & Lybrand, Mr. Tulin was with Milliman and Robertson for 17 years.  Mr. Tulin is a Fellow of the Society of Actuaries, a Board member of the American Academy of Actuaries and a frequent speaker at actuarial and insurance industry conferences.  He is a member of the Board of Directors and Treasurer of the Jewish Theological Seminary; Brandeis University Graduate School of International Economics and Finance; Board Member of the American Council of Life Insurers; and a Board Member of the Life Insurance Council of New York, Inc.  AXA, AXA Financial and Equitable are parents of Alliance Capital and Alliance Holding. Equitable is a subsidiary of AXA Financial.

Mr. Williams joined Alliance in 1977 and was the Chairman of the Board until May 1, 2001 when he became Chairman Emeritus.  He served as a Director of Equitable from March 1991 until April 2001 and served as a Director of AXA Financial from May 1992 until April 2001.  He served as a Senior Executive Vice President of AXA from January 1997 through January 2000.  Mr. Williams is a Director of Groupo Elektra.  AXA, AXA Financial and Equitable are parents of Alliance Capital and Alliance Holding.  Mr. Williams is the husband of Mrs. Reba W. Williams, a Director of Alliance until May 1, 2001.

Ms. Corbet joined Alliance in 1993 and has been an Executive Vice President since February 1997.  Ms. Corbet has been the Chief Executive Officer of Alliance Fixed Income Investors, a division of Alliance Capital, since 2000 and Chairman of Alliance Capital Management Australia Limited and Alliance Capital Management New Zealand Limited, each a subsidiary of Alliance Capital, since February 2001.  She served as Chief Executive Officer of Alliance Capital Limited, a wholly-owned subsidiary of Alliance Capital, from 1998 until 2000.  She was Chief of Investment Operations of Alliance from 1997 to 1999.  She served as President and Chief Administrative Officer of Alliance Fixed Income Investors from 1995 to 1999.  She was Senior Vice President and Head of Insurance Asset Management, Money Markets and Quantitative Fixed Income Research from 1993 through 1994.  Prior to joining Alliance, Ms. Corbet was Executive Vice President and Head of Fixed Income Management Division of Equitable Capital Management Corporation, which was acquired by Alliance in 1993.  Ms. Corbet is a member of the Board of Trustees of Boston College and a member of the New York University Stern Business School Advisory Committee.

Mr. Lieberman joined Alliance in October 2000 as a member of the senior officer team from the Sanford C. Bernstein & Co., acquisition.  He was named Executive Vice President, Finance and Operations in November 2000.  Prior to the Bernstein Acquisition, Mr. Lieberman was a member of Bernstein’s Board of Directors with senior responsibility for Finance and Administration.  Prior to joining Bernstein in 1998, he was Chief Financial Officer and chief of administration at Fidelity Investments.  He is a member of the Board of Overseers for the University of Connecticut School of Business Administration, a Trustee of the University of Connecticut Foundation, and a member of the Board of Directors of American Friends of Beth Issie Shapiro.

Mr. Brewer joined Alliance in 1987 and has been Senior Vice President and General Counsel since 1991.  From 1987 until 1990 Mr. Brewer was Vice President and Assistant General Counsel of Alliance. Mr. Brewer is a member of the Board of Directors of ICI Mutual Insurance Company.

Mr. Joseph joined Alliance in 1984 and has been Senior Vice President and Chief Financial Officer since December 1994.  He was Senior Vice President and Controller from 1989 until January 1994 and Senior Vice President-Finance from January 1994 until December 1994.  From 1986 until 1989 Mr. Joseph was Vice President and Controller of Alliance and from 1984 to 1986 Mr. Joseph was a Vice President and the Controller of AGIS, a subsidiary of Alliance Capital.

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

The General Partner has an Audit Committee composed of its independent directors Messrs. Holloway, Jarmain, and Tobin.  The Audit Committee reports to the Board of Directors with respect to the selection and terms of engagement of the independent auditors of Alliance Capital and Alliance Holding and with respect to certain other matters.  The Audit Committee also reviews various matters relating to the accounting and auditing policies and procedures of Alliance Capital and Alliance Holding.  The Audit Committee held 4 meetings in 2001.

The General Partner has a Board Compensation Committee composed of Messrs. Calvert, Condron and Holloway.  The Board Compensation Committee is responsible for compensation and compensation related matters, including, but not limited to, responsibility and authority for determining bonuses, contributions and awards under most employee incentive plans or arrangements, amending or terminating such plans or arrangements or any welfare benefit plan or arrangement or adopting any new incentive, fringe benefit or welfare benefit plan or arrangement.  The Option Committee, consisting of Mr. Holloway, is responsible for granting options under Alliance Capital’s 1993 Unit Option Plan.  The 1997 Option Committee, consisting of Messrs. Calvert, Condron and Holloway, is responsible for granting options under Alliance Capital’s 1997 Long Term Incentive Plan.  The Unit Option and Unit Bonus Committee, consisting of Messrs. Holloway and Condron, is responsible for granting awards under Alliance Capital’s Unit Bonus Plan.  The Board Compensation Committee, Option Committee, Unit Option and Unit Bonus Committee and 1997 Option Committee consult with an Executive Committee consisting of Messrs.

Calvert, Carifa, Harrison, Sanders, Hertog, Lieberman and Ms. Corbet with respect to matters within their authority.  The Committee under the SCB Deferred Compensation Award Plan consisting of Messrs. Sanders and Hertog is responsible for granting awards under the SCB Deferred Compensation Award Plan. The Century Club Plan Committee, consisting of Messrs. Carifa and Michael J. Laughlin, Executive Vice President of the General Partner and Chairman of the Board of AFD, is responsible for granting awards under Alliance Capital’s Century Club Plan.

The General Partner pays directors who are not employees of Alliance Capital, Alliance Holding, AXA Financial or any affiliate of AXA Financial (i) an annual retainer of $20,000, (ii) a fee of $2,500 per meeting attended in person of the Board of Directors, (iii) a fee of $1,250 per meeting attended by telephone of the Board of Directors, (iv) a fee of $1,000 per meeting attended in person of a committee of the Board of Directors not held in conjunction with a Board of Directors meeting, and (v) a fee of $500 per meeting attended by telephone of a committee of the Board of Directors not held in conjunction with a Board of Directors meeting.  The General Partner also grants annually to such directors an option to purchase 10,000 Alliance Holding Units pursuant to Alliance Capital’s Unit Option Plans, the date of grant to be determined by the Board of Directors each year.  During 2001, options were granted on May 17 to Messrs. Holloway, Jarmain and Tobin.  Alliance Capital reimburses Messrs. Brydon, de Castries, Duverne, Dziadzio, Holloway, Jarmain, and Tobin for certain expenses incurred in attending Board of Directors’ meetings.  Other directors are not entitled to any additional compensation from the General Partner for their services as directors.  The Board of Directors meets quarterly.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the General Partner’s directors and executive officers, and persons who own more than 10% of the Alliance Holding Units or Alliance Capital Units to file with the SEC initial reports of ownership and reports of changes in ownership of Alliance Holding Units or Alliance Capital Units.  To  the  best of Alliance Holding’s knowledge, during the year ended December 31, 2001 all Section 16(a) filing requirements applicable to its executive officers, directors and 10% beneficial owners were complied with.  To the best of Alliance Capital’s knowledge, during the year ended December 31, 2001 all Section 16(a) filing requirements applicable to its executive officers, directors and 10% beneficial owners were complied with.

Item 11.                 Executive Compensation

The following Summary Compensation Table sets forth all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer and each of the four most highly compensated executive officers of the General Partner at the end of 2001 (“Named Executive Officers”):

Long Term Compensation
		Annual Compensation (1)			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($) (2)	Restricted Stock Award(s) ($)	Options/ (#Units)	LTIP Payouts ($) (1)	All other Compen-sation ($) (3)
Bruce W. Calvert Chairman of the Board & Chief Executive Officer	2001 2000 1999	275,002 275,002 269,232	6,000,000 9,600,000 6,200,000	4,565,988 8,850,551 —	0 0 0	0 300,000 0	0 0 0	1,244,649 1,632,051 1,506,856

John D. Carifa President & Chief Operating Officer	2001 2000 1999	275,002 275,002 269,232	6,000,000 9,600,000 7,200,000	288,975 2,449,450 6,601,411	0 0 0	0 300,000 0	0 0 0	1,313,493 1,634,179 1,506,082

Lewis A. Sanders Vice Chairman & Chief Investment Officer	2001 2000 1999	275,002 62,404 —	2,225,000 431,250 —	— — —	0 0 —	0 0 —	0 0 —	0 0 —

Roger Hertog Vice Chairman	2001 2000 1999	275,002 62,404 —	1,225,000 306,250 —	— — —	0 0 —	0 0 —	0 0 —	0 0 —

Kathleen A. Corbet Executive Vice President	2001 2000 1999	200,000 189,903 175,000	2,585,000 2,445,000 1,975,000	305,637 874,678 113,508	0 0 0	30,000 150,000 40,000	0 0 0	643,990 727,257 643,781

(1)          Mr. Sanders and Mr. Hertog became employees of Alliance Capital on October 2, 2000, the date of the Bernstein Acquisition.  Accordingly, no amounts are included for periods prior to October 2, 2000.

(2)          Perquisites and personal benefits are not included in column (e) if the aggregate amount did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported in columns (c) and (d).

Column (e) for 2001 includes for Mr. Calvert, among other perquisites and personal benefits, $4,305,970 representing the dollar value of the difference between the exercise price and fair market value of Alliance Holding Units acquired as a result of the exercise of options, distributions of $223,031 in respect of unvested Alliance Holding Units awarded under the Partners Compensation Plan and $25,987 of car allowance.

Column (e) for 2001 includes for Mr. Carifa, among other perquisites and personal benefits, distributions of $223,031 in respect of unvested Alliance Holding Units awarded under the Partners Compensation Plan, $29,800 for personal tax services and $20,279 of car allowance.

Column (e) for 2001 includes for Ms. Corbet, among other perquisites and personal benefits, $90,000 representing the dollar value of the difference between the exercise price and fair market value of Alliance Holding Units acquired as a result of the exercise of options and distributions of $208,805 in respect of unvested Alliance Holding Units awarded under the Partners Compensation Plan.

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

                        Column (e) for 2000 includes for Ms. Corbet, among other perquisites and personal benefits, $417,656 representing the dollar value of the difference between the exercise price and fair market value of Alliance Holding Units acquired as a result of the exercise of options, $322,315 relating to tax equalization and housing, for a temporary assignment in London, and distributions of $93,384 in respect of unvested Alliance Holding Units awarded under the Partners Compensation Plan.

                        Column (e) for 1999 includes for Mr. Carifa, among other perquisites and personal benefits, $6,525,000 representing the dollar value of the difference between the exercise price and fair market value of Alliance Holding Units acquired as a result of the exercise of options and $42,000 for personal tax services.

                        Column (e) for 1999 includes for Ms. Corbet, $113,508 relating to a temporary assignment in London, including cost-of-living adjustment, tax equalization and car allowance.

(3)          Column (i) includes award amounts vested and earnings credited in 1999, 2000 and 2001 in respect of the Alliance Partners Compensation Plan, SCB Deferred Compensation Plan and the Alliance Capital Management L.P. Annual Elective Deferral Plan (“Alliance Deferral Plan”). The table does not include any amounts in respect of 2001 awards under the Alliance Partners Compensation Plan, the SCB Deferred Compensation Plan or in respect of association with the hedge funds since none of these awards or contributions have vested and no earnings have been credited in respect thereof.  Alliance Capital adopted the SCB Deferred Compensation Plan in connection with the Bernstein Acquisition.  Under the SCB Deferred Compensation Plan Alliance Capital agreed to make awards of $96 million per year for three years after the closing for the benefit of certain individuals who were stockholders or principals of SCB Inc. on the closing date and their replacements.

                        Column (i) includes the following amounts for 2001:

	Bruce W. Calvert	John D. Carifa	Lewis A. Sanders	Roger Hertog	Kathleen A. Corbet
Earnings Accrued on Partners Plan Balances	$4,001	$4,535	$0	$0	$0
Vesting of Awards and Accrued Earnings Under Capital Accumulation Plan	102,496	98,240	0	0	0
Vesting of Awards and Accrued Earnings Under Alliance Partners Compensation Plan	1,112,395	1,112,395	0	0	586,057
Vesting of Matching Contributions and Earnings Under Alliance Deferral Plan	0	69,386	0	0	34,693
Profit Sharing Plan Contribution	22,100	22,100	0	0	22,100
Term Life Insurance Premiums	3,657	6,837	0	0	1,140
Total	$1,244,649	$1,313,493	$0	$0	$643,990

Option Grants in 2001

The table below shows information regarding grants of options made to the Named Executive Officers under the 1993 Unit Option Plan and the 1997 Long Term Incentive Plan (“Alliance Capital Option Plans”) during 2001.  The amounts shown for each of the Named Executive Officers as potential realizable values are based on assumed annualized rates of appreciation of five percent and ten percent over the full ten-year term of the options, which would result in Alliance Holding Unit prices of approximately $81.85 and $130.34, respectively.  The amounts shown as potential realizable values for all Alliance Holding Unitholders represent the corresponding increases in the market value of 74,880,255 outstanding Alliance Holding Units held by all Alliance Holding Unitholders as of December 31, 2001, which would total approximately $2.4 billion and $6.0 billion, respectively.  No gain to the optionees is possible without an increase in Alliance Holding Unit price which will benefit all Alliance Holding Unitholders proportionately.  These potential realizable values are based solely on assumed rates of appreciation required by applicable SEC regulations.  Actual gains, if any, on option exercises and Alliance Holding Unitholdings are dependent on the future performance of the Alliance Holding Units.  There can be no assurance that the potential realizable values shown in this table will be achieved.

Option Grants In 2001

	Individual Grants (1)
	Number of Securities Underlying Options Granted	% of total Options Granted to Employees in	Exercise Price		Potential Realizable Value at Assumed Annual Rates of Unit Price Appreciation for Option Term
	(#)	Fiscal Year (2)	($/Unit)	Expiration Date	5% ($)	10% ($)
Bruce W. Calvert	0	N/A	N/A	N/A	N/A	N/A
John D. Carifa	0	N/A	N/A	N/A	N/A	N/A
Lewis A. Sanders	0	N/A	N/A	N/A	N/A	N/A
Roger Hertog	0	N/A	N/A	N/A	N/A	N/A
Kathleen A. Corbet	30,000	1.2%	50.25	12/7/2011	948,000	2,403,000

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

(2)          Options in respect of 2,468,500 Alliance Holding Units were granted in 2001.

Aggregated Option Exercises in 2001 and 2001 Year-End Option Values

The following table summarizes for each of the Named Executive Officers the number of options exercised during 2001, the aggregate dollar value realized upon exercise, the total number of Alliance Holding Units subject to unexercised options held at December 31, 2001, and the aggregate dollar value of in-the-money, unexercised options held at December 31, 2001.  Value realized upon exercise is the difference between the fair market value of the underlying Alliance Holding Units on the exercise date and the exercise price of the option.  Value of unexercised, in-the-money options at fiscal year-end is the difference between its exercise price and the fair market value of the underlying Alliance Holding Units on December 31, 2001, which was $48.32 per Alliance Holding Unit.  These values have not been, and may never be, realized.  The underlying options have not been, and may never be, exercised, and actual gains, if any, on exercise will depend on the value of Alliance Holding Units on the date of exercise.  There can be no assurance that these values will be realized.

Aggregated Option Exercises In 2001 And December 31, 2001 Option Values

			Number of Alliance Holding Units Underlying Unexpired Options at December 31, 2001		Value of Unexercised In-the-Money Options at December 31, 2001 ($) (1)
	Options Exercised (# Units)	Value Realized ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce W. Calvert	100,000	4,305,970	860,000	440,000	25,909,125	4,401,500
John D. Carifa	0	N/A	710,000	440,000	20,164,250	4,401,500
Lewis A. Sanders	0	N/A	0	0	0	0
Roger Hertog	0	N/A	0	0	0	0
Kathleen A. Corbet	30,000	90,000	223,000	236,000	7,274,596	1,458,340

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

Compensation Agreements with Certain Executive Officers

In connection with Equitable’s 1985 acquisition of Donaldson, Lufkin & Jenrette, Inc. (“DLJ”), the former parent of ACMC, ACMC entered into employment agreements with Messrs. Calvert and Carifa.  Each agreement provided for deferred compensation payable in stated monthly amounts for ten years commencing at age 65, or earlier in a reduced amount in the event of disability or death, if the individual involved so elects.  The right to receive such deferred compensation is vested.  Assuming payments commence at age 65, the annual amount of deferred compensation payable for ten years to Messrs. Calvert and Carifa is $434,612 and $522,036, respectively.  While Alliance Capital assumed responsibility for payment of these deferred compensation obligations, ACMC and Alliance are required, subject to certain limitations, to make capital contributions to Alliance Capital in an amount equal to the payments, and ACMC is also obligated to the employees for the payments.  ACMC’s obligations to make capital contributions to Alliance Capital are guaranteed, subject to certain limitations, by Equitable Investment Corporation (“EIC”), a wholly-owned subsidiary of Equitable, the parent of Alliance.

In connection with the Bernstein Acquisition Mr. Sanders and Mr. Hertog entered into employment agreements with Alliance Capital that expire on October 2, 2003.  Under the terms of their respective employment agreements Messrs. Sanders and Hertog have each agreed (i) not to engage, directly or indirectly, in any business that is competitive with Alliance Capital for a period through October 2, 2003 or, in the event of a termination by Alliance Capital without cause (as defined in their respective employment agreement) or by Messrs. Sanders or Hertog as the case may be, for good reason (as defined in their respective employment agreement), through the date of such termination; (ii) not to solicit or entice away any employee of

Alliance Capital for a period through October 2, 2003 or, in the event of a termination by Alliance Capital without cause or by Messrs. Sanders or Hertog, as the case may be, for good reason, through the date of such termination, and (iii) not to solicit or entice away any clients or accounts of Alliance Capital through the earlier of October 2, 2003 and the end of the one year period beginning on the date as of which employment is terminated.  “Good reason” under the employment agreements of Messrs. Sanders and Hertog include any failure of Mr. Sanders or Mr. Hertog, respectively, to be elected to the Board of Directors of Alliance or the removal of Mr. Sanders or Mr. Hertog, respectively, from the Board without cause.  The employment agreements provide for an annual minimum base salary of $1,000,000 per year and provide that Mr. Sanders and Mr. Hertog shall receive minimum annual awards under the SCB Deferred Compensation Plan of $5,333,000 and $4,000,000, respectively.

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

	Estimated Annual Benefits
Average Final Compensation	Years of Service at Retirement
	15	20	25	30	35	40	45
$100,000	$18,654	$24,872	$31,090	$37,308	$43,526	$48,526	$53,526
150,000	29,904	39,872	49,840	59,808	69,776	77,276	84,776
200,000	41,154	54,872	68,590	82,308	96,026	100,000	100,000
250,000	52,404	69,872	87,340	100,000	100,000	100,000	100,000
300,000	63,654	84,872	100,000	100,000	100,000	100,000	100,000

Assuming they are employed by Alliance Capital until age 65, the credited years of service under the plan for Messrs. Calvert and Carifa and Ms. Corbet would be 38, 40, and 41, respectively.  Compensation on which plan benefits are based includes only base compensation and not bonuses, incentive compensation, profit-sharing plan contributions or deferred compensation.  The compensation for calculation of plan benefits for each of these three individuals for 2001 is $170,000, $170,000 and $170,000, respectively.  Messrs. Sanders and Hertog are not eligible to participate in the retirement plan.

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

Name	Estimated Annual Retirement Benefit
Bruce W. Calvert	$154,501.80
John D. Carifa	124,495.56

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

Principal Security Holders

Alliance Capital has no information that any person beneficially owns more than 5% of the outstanding Alliance Capital Units except  (i) AXA Financial, Equitable, ACMC and ECMC (Equitable, ACMC and ECMC are wholly-owned subsidiaries of AXA Financial) as reported on Schedule 13D dated June 30, 2000 and subsequent Forms 4 dated July 10, 2001 and September 10, 2001, respectively, filed with the SEC by AXA Financial and certain of its affiliates pursuant to the Securities Exchange Act of 1934, and (ii) SCB Inc. as reported on Schedule 13D dated October 12, 2000, filed with the SEC by SCB Inc. pursuant to the Securities Exchange Act of 1934.  The following table and notes have been prepared in reliance upon such filings for the nature of ownership and an explanation of overlapping ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Reported on Schedule	Percent of Class
AXA (1)(2)(3)(4)(6) 25 avenue Matignon 75008 Paris France	128,477,020	51.6%

AXA Financial (1)(2)(3)(4)(6) 1290 Avenue of the Americas New York, NY 10019	128,477,020	51.6%

SCB Inc. (5)(6) SCB Partners Inc. (5)(6) 50 Main Street, Suite 1000 White Plains, NY 10606	40,800,000	16.4%

(1)          Based on information provided by AXA Financial, at March 1, 2002, AXA and certain of its subsidiaries beneficially owned all of AXA Financial’s outstanding common stock.  For insurance regulatory purposes the shares of capital stock of AXA Financial beneficially owned by AXA and its subsidiaries have been deposited into a voting trust (“Voting Trust”) which has an initial term of 10 years  commencing May 12, 1992.  The trustees of the Voting Trust (the “Voting Trustees”) are Claude Bébéar, Patrice Garnier and Henri de Clermont-Tonnerre, each of whom serves on the Supervisory Board of AXA.  The Voting Trustees have agreed to exercise their voting rights to protect the legitimate economic interests of AXA, but with a view to ensuring that certain minority shareholders of AXA do not exercise control over AXA Financial or certain of its insurance subsidiaries.

(2)          Based on information provided by AXA, on March 1, 2002, approximately 17.8% of the issued ordinary shares (representing 28.8% of the voting power) of AXA were owned directly and indirectly by Finaxa, a French holding company.  As of March 1, 2002, 69.5% of the shares (representing 79.5% of the voting power) of Finaxa were owned by four French mutual insurance companies (the “Mutuelles AXA”) and 22.2% of the shares of Finaxa (representing 13.7% of the voting power) were owned by Paribas, a French bank.  On March 1, 2002, the Mutuelles AXA owned directly or indirectly through intermediate holding companies (including Finaxa) approximately 20.6% of the issued ordinary shares (representing 33.2% of the voting power) of AXA.

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

(4)          By reason of their relationship, AXA, the Voting Trustees, the Mutuelles AXA, Finaxa, AXA Financial, AXA Client Solutions, Equitable, Equitable Holdings, LLC, ACMC and ECMC may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of the 128,477,020 Alliance Capital Units.

(5)          SCB Partners Inc. is a wholly-owned subsidiary of SCB Inc.  Mr. Sanders is a Director, the Chairman and the Chief Executive Officer of SCB Inc. and is the owner of an approximate 22.2% equity interest in SCB Inc.  Mr. Hertog is a Director, President and Chief Operating Officer of SCB Inc. and is the owner of an approximate 10% equity interest in SCB Inc.  Mr. Lieberman is a Director and the Chief Financial Officer of SCB Inc. and is the owner of a less than 1% equity interest in SCB Inc.  Mr. Sanders, Mr. Hertog and Mr. Lieberman disclaim beneficial ownership of the 40.8 million Alliance Capital Units owned by SCB Partners Inc.

(6)          In connection with the Bernstein Acquisition SCB Inc., Alliance Capital and AXA Financial entered into a purchase agreement under which SCB Inc. has the right to sell or assign up to 2.8 million Alliance Capital Units issued in connection with the Bernstein Acquisition at any time.  Beginning on October 2, 2002, SCB Inc. has the right (“Put”) to sell to AXA Financial or an entity designated by AXA Financial up to 8.16 million Alliance Capital Units issued in connection with the Bernstein Acquisition each year less any Alliance Capital Units SCB Inc. may have otherwise transferred that year.  The Put rights expire on October 2, 2010.  Generally, SCB Inc. may exercise its Put rights only once per year and SCB Inc. may not deliver an exercise notice regarding its Put rights until at least nine months after it delivered its immediately preceding exercise notice.

                Alliance Holding, 1345 Avenue of the Americas, New York, NY 10105, owns 75,220,955 or 30.2% of the outstanding Alliance Capital Units.

Alliance Holding has no information that any person beneficially owns more than 5% of the outstanding Alliance Holding Units.

Management

                The following table sets forth, as of March 1, 2002, the beneficial ownership of Alliance Capital Units by each director and each Named Executive Officer of the General Partner and by all directors and executive officers of the General Partner as a group:

Name of Beneficial Owner	Number of Alliance Capital Units and Nature of Beneficial Ownership	Percent of Class
Bruce W. Calvert (1)	500,000	*
Donald H. Brydon (1)	0	*
John D. Carifa (1)	1,020,000	*
Henri de Castries (1)	0	*
Christopher M. Condron (1)	0	*
Denis Duverne (1)	0	*
Richard S. Dziadzio (1)	0	*
Alfred Harrison (1)	365,410	*
Roger Hertog (1)(2)	0	*
Benjamin D. Holloway	0	*
W. Edwin Jarmain (1)	0	*
Peter D. Noris (1)	0	*
Lewis A. Sanders (1)(2)	0	*
Frank Savage (1)	10,000	*
Peter J. Tobin (1)	0	*
Stanley B. Tulin (1)	0	*
Dave H. Williams (1)	759,036	*
Kathleen A. Corbet (1)	0	*
Gerald M. Lieberman (1)(2)	0	*
David R. Brewer, Jr. (1)	0	*
Robert H. Joseph, Jr. (1)	0	*
All Directors and executive officers of the General Partner as a Group (21 persons) (1)(2)	2,654,446	1.1%

*                 Number of Alliance Capital Units listed represents less than 1% of the Units outstanding.

(1)   Excludes Alliance Capital Units beneficially owned by AXA, AXA Financial and/or Equitable.  Messrs. Calvert, Brydon, de Castries, Condron, Duverne, Dziadzio, Jarmain, Noris, Tobin  and Tulin are directors and/or officers of AXA, AXA Financial and/or Equitable.  Messrs. Calvert, Carifa, Harrison, Hertog, Sanders, Savage, Williams, Lieberman, Brewer, Joseph and Ms. Corbet are directors and/or officers of Alliance.

(2)   Excludes 40.8 million Alliance Capital Units beneficially owned by SCB Inc. and SCB Partners Inc., a wholly-owned subsidiary of SCB Inc.  Mr. Sanders is a Director, the Chairman and the Chief Executive Officer of SCB Inc. and is the owner of an approximate 22.2% equity interest in SCB Inc.  Mr. Hertog is a Director, President and Chief Operating Officer of SCB Inc. and is the owner of an approximate 10% equity interest in SCB Inc.  Mr. Lieberman is a Director and the Chief Financial Officer of SCB Inc. and is the owner of a less than 1% equity interest in SCB Inc.  Mr. Sanders, Mr. Hertog and Mr. Lieberman disclaim beneficial interest in the 40.8 million Alliance Capital Units owned by SCB Partners Inc.

The following table sets forth, as of March 1, 2002, the beneficial ownership of Alliance Holding Units by each director and each Named Executive Officer of the General Partner and by all directors and executive officers of the General Partner as a group:

Name of Beneficial Owner	Number of Alliance Holding Units and Nature of Beneficial Ownership	Percent of Class
Bruce W. Calvert (1)(2)	1,378,202	1.8%
Donald H. Brydon (1)	0	*
John D. Carifa (1)(3)	1,733,558	2.3%
Henri de Castries (1)	2,000	*
Christopher M. Condron (1)	3,000	*
Denis Duverne (1)	2,000	*
Richard S. Dziadzio (1)	0	*
Alfred Harrison (1)(4)	401,007	*
Roger Hertog (1)	0	*
Benjamin D. Holloway	1,600	*
W. Edwin Jarmain (1)	2,000	*
Peter D. Noris (1)	0	*
Lewis A. Sanders (1)	0	*
Frank Savage (1)	75,000	*
Peter J. Tobin (1)	0	*
Stanley B. Tulin (1)	4,000	*
Dave H. Williams (1)	612,517	*
Kathleen A. Corbet (5)	274,419	*
Gerald M. Lieberman (1)	0	*
David R. Brewer, Jr. (1)(6)	247,961	*
Robert H. Joseph, Jr. (1)(7)	154,186	*
All Directors and executive officers of the General Partner as a Group (21 persons)(8)	4,891,450	6.5%

*	Number of Alliance Holding Units listed represents less than 1% of the Units outstanding.
(1)

Excludes Alliance Holding Units beneficially owned by AXA, AXA Financial and/or Equitable.  Messrs. Calvert, Brydon, de Castries, Condron, Duverne,  Dziadzio, Jarmain, Noris, Tobin and Tulin are directors and/or officers of AXA, AXA Financial and/or Equitable.  Messrs. Calvert, Carifa, Harrison, Hertog, Sanders, Savage, Lieberman, Brewer and Joseph and Ms. Corbet are directors and/or officers of Alliance.

(2)	Includes 860,000 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.
(3)	Includes 710,000 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans and 1,200 Alliance Holding Units owned by Mr. Carifa’s children.
(4)	Includes 60,000 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.
(5)	Includes 223,000 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.
(6)	Includes 137,000 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans and 4,000 Alliance Holding Units owned by Mr. Brewer’s wife.
(7)	Includes 132,120 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.
(8)	Includes 2,122,120 Alliance Holding Units which may be acquired within 60 days under Alliance Capital Option Plans.

The following tables set forth, as of March 1, 2002, the beneficial ownership of the common stock of AXA and Finaxa by each director and each Named Executive Officer of the General Partner and by all directors and executive officers of the General Partner as a group:

AXA Common Stock (1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class
Bruce W. Calvert (2)	20,288	*
Donald H. Brydon (3)	88,416	*
John D. Carifa (4)	60,342	*
Henri de Castries (5)	911,384	*
Christopher M. Condron	0	*
Denis Duverne (6)	411,759	*
Richard S. Dziadzio (7)	9,129	*
Alfred Harrison	0	*
Roger Hertog	0	*
Benjamin D. Holloway	0	*
W. Edwin Jarmain (8)	7,432	*
Peter D. Noris (9)	229,605	*
Lewis A. Sanders	0	*
Frank Savage	0	*
Peter J. Tobin (10)	2,910	*
Stanley B. Tulin (11)	648,059	*
Dave H. Williams	0	*
Kathleen A. Corbet (12)	200	*
Gerald M. Lieberman	0	*
David R. Brewer, Jr.	0	*
Robert H. Joseph, Jr.	0	*
All Directors and executive officers
of the General Partner as a Group (21 persons) (13)	2,389,524	*

*      Number of shares listed represents less than one percent (1%) of the outstanding AXA common stock.

(1)          Holdings of AXA American Depositary Shares are expressed as their equivalent in AXA common stock.  Each AXA American Depositary Share is equivalent to one-half of a share of AXA common stock.

(2)          Represents 20,288 shares subject to options held by Mr. Calvert, which options Mr. Calvert has the right to exercise within 60 days.

(3)          Includes 88,260 shares subject to options held by Mr. Brydon, which options Mr. Brydon has the right to exercise within 60 days.

(4)          Includes 20,288 shares subject to options and 79,108 AXA American Depository Shares subject to options held by Mr. Carifa, which options Mr. Carifa has the right to exercise within 60 days.

(5)          Includes 664,486 shares subject to options and 284,796 AXA American Depository Shares subject to options held by Mr. de Castries, which options Mr. de Castries has the right to exercise within 60 days and 30,000 shares owned by Mr. de Castries’ minor children.

(6)          Includes 307,609 shares subject to options and 158,220 AXA American Depository Shares subject to options, which options Mr. Duverne has the right to exercise within 60 days.

(7)          Represents 9,129 shares subject to options held by Mr. Dziadzio, which options Mr. Dziadzio has the right to exercise within 60 days.

(8)          Includes 11,800 AXA American Depository Shares owned by Jarmain Group Inc.  Mr. Jarmain controls Jarmain Group Inc.  Also includes 3,063 AXA American Depository Shares issuable on a deferred basis as of March 1, 2002 under AXA Financial's Stock Plan for Directors.

(9)          Includes 46,055 shares subject to options and 287,556 AXA American Depository Shares subject to options held by Mr. Noris, which options Mr. Noris has the right to exercise within 60 days.  Also includes 74,442 AXA American Depository Shares held by Mr. Noris.

(10)    Includes 3,540 AXA American Depository Shares Mr. Tobin owns jointly with his spouse and 2,279 AXA American Depository Shares issuable on a deferred basis as of March 1, 2002 under AXA Financial's Stock Plan for Directors.

(11)    Includes 58,332 shares subject to options and 975,011 AXA American Depository Shares subject to options held by Mr. Tulin, which options Mr. Tulin has the right to exercise within 60 days.  Also includes 19,742 AXA American Depository Shares held by Mr. Tulin.

(12)    Represents 400 AXA American Depository Shares held by Ms. Corbet.

(13)    Includes 1,214,447 shares and 1,784,691 AXA American Depository Shares subject to options, which options may be exercised within 60 days.

Finaxa Common Stock

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class
Bruce W. Calvert	0	*
Donald H. Brydon	0	*
John D. Carifa	0	*
Henri de Castries (1)	114,262	*
Christopher M. Condron	0	*
Denis Duverne	0	*
Richard S. Dziadzio	0	*
Alfred Harrison	0	*
Roger Hertog	0	*
Benjamin D. Holloway	0	*
W. Edwin Jarmain	0	*
Peter D. Noris	0	*
Lewis A. Sanders	0	*
Frank Savage	0	*
Peter J. Tobin	0	*
Stanley B. Tulin	0	*
Dave H. Williams	0	*
Kathleen A. Corbet	0	*
Gerald M. Lieberman	0	*
David R. Brewer, Jr.	0	*
Robert H. Joseph, Jr.	0	*
All Directors and executive officers of the General Partner as a Group (21 persons)	114,262	*

*   Number of shares listed represents less than one percent (1%) of the outstanding Finaxa common stock.

(1) Includes 35,000 shares subject to options held by Mr. de Castries, which options Mr. de Castries has the right to exercise within 60 days.

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

Alliance Capital acts as the investment manager for the general and separate accounts of Equitable and its insurance company subsidiary pursuant to investment advisory agreements.  During 2001 Alliance Capital received approximately $43.6 million in fees pursuant to these agreements.  In connection with the services provided under these agreements Alliance Capital provides ancillary accounting, valuation, reporting, treasury and other services under service agreements.  During 2001 Alliance Capital received approximately $3.0 million in fees pursuant to these agreements.  Equitable provides certain legal and other services to Alliance Capital relating to certain insurance and other regulatory aspects of the general and separate accounts of Equitable and its insurance company subsidiary.  During 2001 Alliance Capital paid approximately $0.7 million to Equitable for these services.

Equitable has issued life insurance policies to ACMC on certain employees of Alliance Capital, the costs of which are borne by ACMC without reimbursement by Alliance Capital.  During 2001 ACMC paid approximately $2.7 million in insurance premiums on these policies.

Alliance Capital and its employees are covered under various insurance policies maintained by Equitable and its subsidiaries.  The amount of premiums for these group policies paid by Alliance Capital to Equitable was approximately $1.3 million for 2001.

Alliance Capital provides investment management services to certain separate accounts of Equitable.  Advisory fees from these accounts totaled approximately $2.2 million for 2001.

In April 1996 Alliance Capital acquired the United States investing activities and business of National Mutual Funds Management (“NMFM”), a subsidiary of AXA.  In connection therewith, Alliance Capital entered into investment management agreements with AXA Asia Pacific and various of its subsidiaries (collectively, the “AXA Asia Pacific Group”). In 2001, the management fees related to services provided by Alliance Capital and its subsidiaries under these agreements amounted to approximately $2.7 million.

AXA Advisors was Alliance Capital’s fifth largest distributor of U.S. Funds in 2001 for which AXA Advisors received sales concessions from Alliance Capital on sales of $683 million.  In 2001, AXA Advisors also distributed certain of Alliance Capital’s cash management products.  AXA Advisors received distribution payments totaling $7.9 million in 2001 for these services.

Alliance Capital and its subsidiaries provide investment management services to AXA Reinsurance Company, a subsidiary of AXA, and its affiliates, pursuant to discretionary investment advisory agreements.  In  2001, the management fees related to services provided by Alliance Capital and its subsidiaries under such agreements amounted to approximately $3.1 million.

Alliance Capital and its subsidiaries provide investment management services to AXA World Funds, a Luxembourg fund, pursuant to a sub-advisory agreement between Alliance Capital and AXA Funds Management SA, a subsidiary of AXA.  In 2001, the sub-advisory fees related to services provided by Alliance Capital ad its subsidiaries under the sub-advisory agreement amounted to approximately $275,000.

Alliance Capital and its subsidiaries provide investment management services to Nichidan Life Insurance Co., Ltd., a subsidiary of AXA, pursuant to various advisory agreements. In 2001, the advisory fees related to services provided by Alliance Capital and its subsidiaries under the advisory agreements amounted to approximately $1.0 million.

Alliance Capital and its subsidiaries provide investment management services to AXA Global Risks U.S. Insurance Company, a subsidiary of AXA, and its affiliates, pursuant to discretionary investment advisory agreements. In 2001, the advisory fees related to services provided by Alliance Capital under the agreements amounted to approximately $337,000.

Other Transactions

On  February 1, 2001 Alliance Capital and AXA Asia Pacific Holdings Limited (“AXA Asia Pacific”), a subsidiary of AXA, entered into a Subscription and Shareholders Agreement under which they established two new investment management companies in Australia and New Zealand named Alliance Capital Management Australia Limited and Alliance Capital Management New Zealand Limited, respectively.  AXA Asia Pacific and Alliance Capital each own fifty percent (50%) of the equity of each new company and have equal representation on the Boards. The new companies currently manage approximately $7.5 billion in assets, and recognized $12.3 million in management fees in 2001.  In addition, Alliance Capital Management Australia Limited, a wholly-owned subsidiary of Alliance Capital, is required to pay a fee for office and related expenses to AXA Asia Pacific and such amount totaled approximately $1.9 million in 2001.

During 2001 Alliance Capital paid certain legal and other expenses incurred by Equitable and its insurance company subsidiary relating to the general and separate accounts of Equitable and such subsidiary for which it has been or will be fully reimbursed by Equitable.  The largest amount of such indebtedness outstanding during 2001 was approximately $150,000 which represents the amount outstanding on June, 2001.

In connection with the Reorganization, Alliance Capital agreed to reimburse Alliance Holding for all costs and expenses incurred by Alliance Holding other than the payment of taxes.

Equitable and its affiliates are not obligated to provide funds to Alliance Capital, except for ACMC’s and the General Partner’s obligation to fund certain of Alliance Capital’s deferred compensation and employee benefit plan obligations referred to under “Item 11.  Executive Compensation - Compensation Agreements with Named Executive Officers.”

In 1999 GIE Informatique AXA, an affiliate of AXA, entered into a technology cost contribution agreement with various AXA subsidiaries, including Alliance Capital, to enable the participants to share the costs and benefits of cooperative technology development through GIE Informatique AXA.  All participants are joint owners of the technology and processes developed under this agreement.  In 2001 Alliance Capital’s share of such costs was approximately $907,000.  Alliance Capital anticipates to pay its share of such costs under this agreement in 2002.

In 2001 Alliance Capital entered into a Services Agreement with Equitable pursuant to which Equitable agreed to provide certain data processing services and functions for a service fee not to exceed Equitable’s direct and indirect costs and expenses as determined in accordance with the New York Insurance Law and regulations thereunder.  Alliance Capital paid Equitable a service fee of approximately $2.2 million in 2001.

                Mr. Dave H. Williams resigned as Chairman of the Board of Alliance on May 1, 2001 and became Chairman Emeritus of the Board of Alliance.  Mr. Williams and Alliance entered into an agreement under which Mr. Williams has agreed to be employed by Alliance Capital from May 1, 2001 until December 31, 2003 (“Employment Period”) and be paid an annual salary of $275,000.   Mr. Williams has agreed to be a consultant to Alliance Capital for the period January 1, 2004 until December 31, 2006 (“Consulting Period”) for a fee of $275,000 per year.  During the Employment Period Alliance Capital will compensate Mr. Williams for serving as a Director of three Alliance Mutual Funds at one-half the fee paid to a non-affiliated director of those Funds and has agreed to pay Mr. Williams $200 per hour for all time spent meeting with clients at Alliance Capital’s request.  During the Employment Period Mr. Williams is entitled to office space, an administrative staff and certain senior executive officer perquisites including, but not limited to, reimbursement of income tax preparation costs, a gym membership and the use of a leased automobile and a chauffeur.  During the Consulting Period he is entitled to be reimbursed, subject to an annual limitation, to cover any costs incurred in leasing another automobile and hiring his own chauffeur.  Alliance Capital has agreed to provide Mr. Williams with a monthly allowance during the Consulting Period to cover Mr. Williams’ costs in obtaining, furnishing and equipping an office at a separate location and maintaining an administrative staff.  Alliance Capital purchased certain of Mr. Williams’ prints for $13,288 under the agreement and agreed to return Mr. Williams’ prints hanging in the headquarters office to a location in the New York City metropolitan area at Alliance Capital’s expense.  In addition, Alliance Capital agreed that during the Employment Period Mr. Williams and his wife, Ms. Reba W. Williams, a former Director of Alliance, are entitled to sponsor events for non-profit activities at Alliance Capital’s facilities at Alliance Capital’s expense subject to a $100,000 annual limitation.  Following the Employment Period Alliance Capital has agreed to provide Mr. Williams and his wife with comparable dental and medical benefits for their respective lives.

                Ms. Reba W. Williams  resigned as a Director of Alliance and as an employee of Alliance Capital on May 1, 2001.  Ms. Williams and Alliance entered into an agreement under which Ms. Williams has agreed to be a consultant to Alliance Capital from May 1, 2001 until December 31, 2003 (“Consulting Term”).  Under the agreement Alliance Capital has agreed to pay Ms. Williams a guaranteed supplemental retirement benefit of $180,000 per year for life.  During the Consulting Term Alliance Capital will compensate Ms. Williams for serving as a Director of three Alliance Mutual Funds at one-half the fee paid to a non-affiliated director of those Funds and has agreed to pay Ms. Williams $100 per hour for all time spent meeting with clients at Alliance Capital’s request. During the Consulting Term Ms. Williams is entitled, at Alliance Capital’s expense, to the continued use of her office and the use of an administrative staff.

                On May 2, 2001 EFM Holdings GmbH, an Austrian company controlled by Mr. and Ms. Williams, purchased Alliance Capital’s 51% interest in East Fund Managementberatung GmbH, an Austrian investment manager, for $2.5 million in cash.

                Mr. Frank Savage, a Director of Alliance, retired as an employee of Alliance Capital on July 31, 2001.  Mr. Savage and Alliance entered into an agreement pursuant to which Mr. Savage was paid a bonus of $300,000 in respect of services performed in 2001.  The agreement provides that while Mr. Savage is a Director of Alliance he will be paid an annual retainer equal to that paid to independent directors of Alliance for attending meetings of the Alliance Board of Directors and committees thereof.  Mr. Savage will continue to serve as a Director of two Alliance Mutual Funds and shall be reimbursed for expenses incurred in attending Board meetings of those Funds by Alliance Capital or those Funds.  The agreement provided that from August 1, 2001 until December 31, 2001 Mr. Savage was entitled to use office space at Alliance Capital’s headquarters and the services of a secretary at Alliance Capital’s expense.

Certain of the hedge funds managed by Alliance Capital pay a portion of the carried interests or performance fees to certain portfolio managers, research analysts and other investment professionals who are associated with the management of the hedge funds.  Alliance Capital provides investment management services to the hedge funds and is entitled to receive between 75% and 100% of the aggregate carried interests or performance fees paid by such funds.  Alliance Capital received approximately $1 million from the hedge funds in 2001.  Mr. Alfred Harrison, a Director and Vice Chairman of the General Partner, received no amounts in 2001 in respect of his association with the hedge funds.

ACMC and the General Partner are obligated, subject to certain limitations, to make capital contributions to Alliance Capital in an amount equal to the payments Alliance Capital is required to make as deferred compensation under the employment agreements entered into in connection with Equitable’s 1985 acquisition of DLJ, as well as obligations of Alliance Capital to various employees and their beneficiaries under Alliance Capital’s Capital Accumulation Plan.  In 2001, ACMC made capital contributions to Alliance Capital in the amount of $745,000 in respect of these obligations.  ACMC’s obligations to make these contributions are guaranteed by EIC subject to certain limitations.  All tax deductions with respect to these obligations, to the extent funded by ACMC, Alliance or EIC, will be allocated to ACMC or Alliance.

Item 14.                 Exhibits, Financial Statement Schedules and Reports on Form 8-K

                The following is a list of the documents filed as a part of this Annual Report on Form 10-K:

Alliance Capital Financial Statements	Reference Pages in 2001 Annual Report
Consolidated Statements of Financial Condition
December 31, 2001 and 2000	34
Consolidated Statements of Income
Years ended December 31, 2001, 2000 and 1999	35
Consolidated Statements of Changes in Partners’ Capital
And Comprehensive Income
Years ended December 31, 2001, 2000 and 1999	36
Consolidated Statements of Cash Flows
Years ended December 31, 2001, 2000 and 1999	37
Notes to Consolidated Financial Statements	38-53
Independent Auditors’ Report	54

Alliance Holding Financial Statements
Statements of Financial Condition
December 31, 2001 and 2000	60
Statements of Income
Years ended December 31, 2001, 2000 and 1999	61
Statements of Changes in Partners’ Capital
And Comprehensive Income
Years ended December 31, 2001, 2000 and 1999	62
Statements of Cash Flows
Years ended December 31, 2001, 2000 and 1999	63
Notes to Financial Statements	64-68
Independent Auditors’ Report	69

(b)           Reports on Form 8-K.

On March 15, 2002 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a press release issued March 14, 2002.

On February 15, 2002 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a press issued February 14, 2002.

On February 1, 2002 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to their Fourth Quarter 2001 Review dated January 31, 2002.

On January 16, 2002 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a press release issued January 15, 2002.

On January 10, 2002 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a complaint entitled Roy v. Alliance Capital Management L.P. and Alliance Premier Growth Fund.

On December 18, 2001 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a press release issued December 14, 2001.

On December 13, 2001 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a complaint entitled Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund.

(c)           Exhibits.

The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith or, in the case of Exhibit 13.1, incorporated by reference herein:

Exhibit	Description

2.1

Acquisition Agreement dated as of June 20, 2000 Amended and Restated as of October 2, 2000 among Alliance Capital Management L.P., Alliance Capital Management Holding L.P., Alliance Capital Management LLC, Sanford C. Bernstein Inc., Bernstein Technologies Inc., SCB Partners Inc., Sanford C. Bernstein & Co., LLC and SCB LLC (incorporated by reference to Exhibit 2.1 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

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

3.1

Amended and Restated Certificate of Limited Partnership dated October 29, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.)(incorporated by reference to Exhibit 3.1 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P., as filed March 28, 2000).

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

4.1

Senior Indenture dated as of August 10, 2001, between Alliance Capital Management L.P. and The Bank of New York (incorporated by reference to Exhibit 4 to the Form 10-Q for the quarterly period ended September 30, 2001 of Alliance Capital Management L.P. filed November 14, 2001).

10.1	Award Agreement dated as of December 31, 2001 under the Amended and Restated Alliance Partners Compensation Plan with Bruce W. Calvert.
10.2	Award Agreement dated as of December 31, 2001 under the Amended and Restated Alliance Partners Compensation Plan with John D. Carifa.
10.3	Award Agreement dated as of December 31, 2001 under the Amended and Restated Alliance Partners Compensation Plan with Alfred Harrison.
10.4	Award Agreement dated as of December 31, 2001 under the Amended and Restated Alliance Partners Compensation Plan with Kathleen A. Corbet.
10.5	Award Agreement dated as of December 31, 2001 under the Amended and Restated Alliance Partners Compensation Plan with Gerald M. Lieberman.
10.6	Award Agreement dated as of December 31, 2001 under the Amended and Restated Alliance Partners Compensation Plan with David R. Brewer, Jr.
10.7	Award Agreement dated as of December 31, 2001 under the Amended and Restated Alliance Partners Compensation Plan with Robert H. Joseph, Jr.
10.8	Unit Option Agreement dated as of December 7, 2001 with Kathleen A. Corbet.
10.9	Unit Option Agreement dated as of December 7, 2001 with Gerald M. Lieberman.
10.10	Unit Option Agreement dated as of December 7, 2001 with David R. Brewer, Jr.

10.11	Unit Option Agreement dated as of December 7, 2001 with Robert H. Joseph, Jr.
10.12	Deferral Agreement dated as of November 14, 2001 under the Alliance Capital Management L.P. Annual Elective Deferral Plan with David R. Brewer, Jr.
10.13	Deferral Agreement dated as of October 29, 2001 under the Alliance Capital Management L.P. Annual Elective Deferral Plan with Alfred Harrison.
10.14	Award Agreement dated October 2, 2001 for the Year 2001 Offering under the SCB Deferred Compensation Award Plan with Roger Hertog.
10.15	Award Agreement dated October 2, 2001 for the Year 2001 Offering under the SCB Deferred Compensation Award Plan with Gerald M. Lieberman.
10.16	Letter Agreement dated as of July 31, 2001 between Frank Savage, Alliance Capital Management Corporation and Alliance Capital Management L.P.
10.17	Letter Agreement dated as of April 30, 2001 between Dave H. Williams, Alliance Capital Management Corporation and Alliance Capital Management L.P.
10.18	Letter Agreement dated as of April 30, 2001 between Reba W. Williams, Alliance Capital Management Corporation and Alliance Capital Management L.P.
10.19	Services Agreement dated as of April 22, 2001 between Alliance Capital Management L.P. and The Equitable Life Assurance Society of the United States.
10.20

Subscription and Shareholders Agreement dated as of January 18, 2001, between Alliance Capital Management Corporation of Delaware, Alliance Capital Management Australia Limited, AXA Asia Pacific Holdings Limited, National Mutual Funds Management Limited, ACN 095 022 718 Limited (to be renamed Alliance Capital Management Australia Limited), and Cidwell Developments Limited (to be renamed Alliance Capital Management New Zealand Limited).

10.21

Restricted Unit Award Agreement dated as of December 31, 2000 under the Amended and Restated Alliance Partners Compensation Plan with Bruce W. Calvert (incorporated by reference to Exhibit 10.1 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.22

Restricted Unit Award Agreement dated as of December 31, 2000 under the Amended and Restated Alliance Partners Compensation Plan with John D. Carifa (incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.23

Restricted Unit Award Agreement dated as of December 31, 2000 under the Amended and Restated Alliance Partners Compensation Plan with Alfred Harrison (incorporated by reference to Exhibit 10.3 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.24

Restricted Unit Award Agreement dated as of December 31, 2000 under the Amended and Restated Alliance Partners Compensation Plan with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.4 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.25

Restricted Unit Award Agreement dated as of December 31, 2000 under the Amended and Restated Alliance Partners Compensation Plan with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.5 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.26

Unit Option Agreement dated as of December 11, 2000 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.6 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.27

Unit Option Agreement dated as of December 11, 2000 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.7 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.28

Deferral Agreement dated as of November 13, 2000 under the Alliance Capital Management L.P. Annual Elective Deferral Plan with John D. Carifa (incorporated by reference to Exhibit 10.8 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.29

Deferral Agreement dated as of November 14, 2000 under the Alliance Capital Management L.P. Annual Elective Deferral Plan with Alfred Harrison (incorporated by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.30

Deferral Agreement dated as of November 15, 2000 under the Alliance Capital Management L.P. Annual Elective Deferral Plan with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.31

Deferral Agreement dated as of November 16, 2000 under the Alliance Capital Management L.P. Annual Elective Deferral Plan with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.32

Unit Option Agreement dated as of June 20, 2000 with Bruce W. Calvert (incorporated by reference to Exhibit 10.12 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.33

Unit Option Agreement dated as of June 20, 2000 with John D. Carifa (incorporated by reference to Exhibit 10.13 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.34

Unit Option Agreement dated as of June 20, 2000 with Alfred Harrison (incorporated by reference to Exhibit 10.14 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.35

Unit Option Agreement dated as of June 20, 2000 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.15 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.36

Unit Option Agreement dated as of June 20, 2000 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.16 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.37

Registration Rights Agreement dated as of October 2, 2000 by and among Alliance Capital Management L.P., Sanford C. Bernstein Inc. and SCB Partners Inc. (incorporated by reference to Exhibit 10.17 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.38

Purchase Agreement dated as of June 20, 2000 by and among Alliance Capital Management L.P., AXA Financial, Inc. and Sanford C. Bernstein Inc. (incorporated by reference to Exhibit 10.18 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.39

Financing Agreement dated as June 20, 2000 by and between AXA Financial, Inc. and Alliance Capital Management L.P. (incorporated by reference to Exhibit 10.19 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.40

Letter Agreement dated as of June 20, 2000 by and between AXA Financial, Inc. and Sanford C. Bernstein Inc. (incorporated by reference to Exhibit 10.20 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.41

Employment Agreement dated as of June 20, 2000 with Lewis A. Sanders (incorporated by reference to Exhibit 10.21 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.42

Employment Agreement dated as of June 20, 2000 with Roger Hertog (incorporated by reference to Exhibit 10.22 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.43

Employment Agreement dated as of June 20, 2000 with Michael L. Goldstein (incorporated by reference to Exhibit 10.23 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.44

Employment Agreement dated as of June 20, 2000 with Andrew S. Adelson (incorporated by reference to Exhibit 10.24 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.45

Employment Agreement dated as of June 20, 2000 with Marilyn G. Fedak (incorporated by reference to Exhibit 10.25 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.46

Revolving Credit Agreement dated as of October 30, 2000 by and among Alliance Capital Management L.P., Bank of America, N.A., Banc of America Securities LLC, The Chase Manhattan Bank, and Deutsche Bank AG, New York and/or Cayman Islands Branches (incorporated by reference to Exhibit 10.26 to the Form 10-K for the fiscal year ended December 31, 2000 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed April 2, 2001).

10.47

SCB Deferred Compensation Award Plan (incorporated by reference to Exhibit 99 to the Form S-8 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed October 3, 2000).

10.48

Alliance Capital Management L.P. Annual Elective Deferral Plan (incorporated by reference to Exhibit 99 to the Form S-8 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed November 6, 2000).

10.49

Unit Option Plan Agreement dated December 6, 1999 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.1 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed March 28, 2000).

10.50

Unit Option Plan Agreement dated December 6, 1999 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed March 28, 2000).

10.51

Amended and Restated Alliance Partners Compensation Plan dated December 6, 1999 (incorporated by reference to Exhibit 10.3 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed March 28, 2000).

10.52

Restricted Unit Award Agreement dated December 31, 1999 with Bruce W. Calvert (incorporated by reference to Exhibit 10.4 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed March 28, 2000).

10.53

Restricted Unit Award Agreement dated December 31, 1999 with John D. Carifa (incorporated by reference to Exhibit 10.5 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed March 28, 2000).

10.54

Restricted Unit Award Agreement dated December 31, 1999 with Alfred Harrison (incorporated by reference to Exhibit 10.6 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed March 28, 2000).

10.55

Restricted Unit Award Agreement dated December 31, 1999 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.7 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed March 28, 2000).

10.56

Restricted Unit Award Agreement dated December 31, 1999 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.8 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed March 28, 2000).

10.57

Commercial Paper Dealer Agreement, dated as of December 14, 1999 (incorporated by reference to Exhibit 10.9 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed March 28, 2000).

10.58

Extendible Commercial Notes Dealer Agreement, dated as of December 14, 1999 (incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 1999 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.), as filed March 28, 2000).

10.59

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

10.60

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

10.61

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

10.62

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

10.63

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

10.64

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

10.65

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

10.66

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

10.67

Unit Option Plan Agreement dated December 10, 1998 with Bruce W. Calvert (incorporated by reference to Exhibit 10.102 to the Form 10-K for the fiscal year ended December 31, 1998 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1999).

10.68

Unit Option Plan Agreement dated December 10, 1998 with John D. Carifa (incorporated by reference to Exhibit 10.103 to the Form 10-K for the fiscal year ended December 31, 1998 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1999).

10.69

Unit Option Plan Agreement dated December 10, 1998 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.105 to the Form 10-K for the fiscal year ended December 31, 1998 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1999).

10.70

Unit Option Plan Agreement dated December 10, 1998 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.107 to the Form 10-K for the fiscal year ended December 31, 1998 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1999).

10.71

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

10.72

Unit Option Plan Agreement dated December 16, 1997 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.98 to the Form 10-K for the fiscal year ended December 31, 1997 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1998).

10.73

Unit Option Plan Agreement dated December 16, 1997 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.97 to the Form 10-K for the fiscal year ended December 31, 1997 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1998).

10.74

1997 Long Term Incentive Plan (incorporated by reference to Annex I to the Proxy Statement on Schedule 14A of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed December 4, 1997).

10.75

Unit Option Plan Agreement dated December 16, 1996 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.93 to the Form 10-K for the fiscal year ended December 31, 1996 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 27, 1997).

10.76

Unit Option Plan Agreement dated December 16, 1996 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.92 to the Form 10-K for the fiscal year ended December 31, 1996 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 27, 1997).

10.77

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

10.79

Unit Option Plan Agreement dated July 24, 1995 with John D. Carifa (incorporated by reference to Exhibit 10.80 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1996).

10.80

Unit Option Plan Agreement dated April 25, 1995 with Bruce W. Calvert (incorporated by reference to Exhibit 10.77 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1996).

10.81

Unit Option Plan Agreement dated April 25, 1995 with John D. Carifa (incorporated by reference to Exhibit 10.79 to the Form 10-K for the fiscal year ended December 31, 1995 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed April 1, 1996).

10.82

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

10.85

Unit Option Plan Agreement dated May 10, 1994 with Bruce W. Calvert (incorporated by reference to Exhibit 10.59 to the Form 10-K for the fiscal year ended December 31, 1994 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1995).

10.86

Unit Option Plan Agreement dated May 10, 1994 with John D. Carifa (incorporated by reference to Exhibit 10.60 to the Form 10-K for the fiscal year ended December 31, 1994 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1995).

10.87

Unit Option Plan Agreement dated May 10, 1994 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.61 to the Form 10-K for the fiscal year ended December 31, 1994 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1995).

10.88

Unit Option Plan Agreement dated May 10, 1994 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.62 to the Form 10-K for the fiscal year ended December 31, 1994 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 30, 1995).

10.89

Convertible Note Purchase Agreement dated as of August 11, 1994 between Alliance Capital Management L.P. (formerly Alliance Capital Management L.P. II) and Banco Bilbao Vizcaya, S.A. (incorporated by reference to Exhibit 10.67 to the Form 8-K to Alliance Capital Management L.P. (formerly Alliance Capital Management L.P.) filed on August 12, 1994).

10.90

Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) 1993 Unit Option Plan (incorporated by reference to Exhibit 4.1 to the Form S-8 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed July 12, 1993).

10.91

Alliance Capital Management L.P. Unit Bonus Plan (incorporated by reference to Exhibit 4.2 to the Form S-8 of Alliance Capital Management L.P. (formerly Alliance Capital Management L.P.) filed July 12, 1993).

10.92

Alliance Capital Management L.P. Century Club Plan (incorporated by reference to Exhibit 4.3 to the Form S-8 of Alliance Capital Management L.P. (formerly Alliance Capital Management L.P.) filed July 12, 1993).

10.93

Unit Option Plan Agreement dated October 10, 1992 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.49 to the Form 10-K for the fiscal year ended December 31, 1992 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 25, 1993).

10.94

Unit Option Plan Agreement dated October 10, 1992 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.48 to the Form 10-K for the fiscal year ended December 31, 1992 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 25, 1993).

10.95

Alliance Capital Accumulation Plan (incorporated by reference to Exhibit 10.51 to the Form 10-K for the fiscal year ended December 31, 1992 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 25, 1993).

10.96

Transfer Agreement dated December 12, 1991 between Alliance Capital Management Corporation and Alliance GP Incorporated (incorporated by reference to Exhibit 10.46 to the Form 10-K of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 27, 1992).

10.97

Unit Option Plan Agreement dated August 8, 1991 with David R. Brewer, Jr. (incorporated by reference to Exhibit 10.42 to the Form 10-K for the fiscal year ended December 31, 1991 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 27, 1992).

10.98

Unit Option Plan Agreement dated August 8, 1991 with Robert H. Joseph, Jr. (incorporated by reference to Exhibit 10.41 to the Form 10-K for the fiscal year ended December 31, 1991 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 27, 1992).

10.99

Alliance Capital Accumulation Plan (incorporated by reference to Exhibit 10.11 to the Form 10-K for the fiscal year ended December 31, 1988 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 31, 1989).

10.100

Alliance Partners Plan (incorporated by reference to Exhibit 10.12 to the Form 10-K for the fiscal year ended December 31, 1988 of Alliance Capital Management Holding L.P. (formerly Alliance Capital Management L.P.) filed March 31, 1989).

11.1	Computation of Pro Forma Earnings per Alliance Holding Unit for the year ended December 31, 1999.
13.1	Pages 21 through 69 of the 2001 Alliance Capital Annual Report to Unitholders.
21.1	Subsidiaries of Alliance Capital.
23.1	Consent of KPMG LLP in respect of the financial statements of Alliance Holding.
23.2	Consent of KPMG LLP in respect of the consolidated financial statements of Alliance Capital and its subsidiaries.
24.1	Power of Attorney by Donald H. Brydon.
24.2	Power of Attorney by Henri de Castries.
24.3	Power of Attorney by Christopher M. Condron.

24.4	Power of Attorney by Denis Duverne.
24.5	Power of Attorney by Richard S. Dziadzio.
24.6	Power of Attorney by Benjamin D. Holloway.
24.7	Power of Attorney by W. Edwin Jarmain.
24.8	Power of Attorney by Peter D. Noris.
24.9	Power of Attorney by Frank Savage.
24.10	Power of Attorney by Peter J. Tobin.
24.11	Power of Attorney by Stanley B. Tulin.
24.12	Power of Attorney by Dave H. Williams.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alliance Capital Management Holding L.P.

		By:	Alliance Capital Management
Corporation, General Partner

Date:	March 28, 2002	By:	/s/ Bruce W. Calvert
Bruce W. Calvert
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 28, 2002	/s/ John D. Carifa
John D. Carifa
President and Chief Operating Officer

Date:	March 28, 2002	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President, Chief
Financial Officer and Principal
Accounting Officer

Directors

/s/ Bruce W. Calvert	*
Bruce W. Calvert	Benjamin D. Holloway
Chairman and Director	Director

*	*
Donald H. Brydon	W. Edwin Jarmain
Director	Director

/s/ John D. Carifa	*
John D. Carifa	Peter D. Noris
Director	Director

*	/s/ Lewis A. Sanders
Henri de Castries	Lewis A. Sanders
Director	Director

*	*
Christopher M. Condron	Frank Savage
Director	Director

*	*
Denis Duverne	Peter J. Tobin
Director	Director

*	*
Richard S. Dziadzio	Stanley B. Tulin
Director	Director

/s/ Alfred Harrison	*
Alfred Harrison	Dave H. Williams
Director	Director

/s/ Roger Hertog	/s/ David R. Brewer, Jr.
Roger Hertog	David R. Brewer, Jr.
Director	(Attorney-in-Fact)