Form 10-Q
period 2002-03-31
ALLIANCE CAPITAL MANAGEMENT HOLDING LP
filed 2002-05-13
CIK 825313

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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
(Zip Code)

(212) 969-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

The number of Units representing assignments of beneficial ownership of limited partnership interests* outstanding as of March 31, 2002 was 75,506,455.

* includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Part I

FINANCIAL INFORMATION

Item 1.      Financial Statements

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Financial Condition

(in thousands)

	3/31/02	12/31/01
	(unaudited)
ASSETS
Fees receivable	$1,469	$1,841
Investment in Operating Partnership	1,232,882	1,228,503
Total assets	$1,234,351	$1,230,344

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to Operating Partnership	$2,159	$7,730
Accounts payable and accrued expenses	6,032	577
Total liabilities	8,191	8,307

Partners’ capital	1,226,160	1,222,037
Total liabilities and partners’ capital	$1,234,351	$1,230,344

See accompanying notes to condensed financial statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Income

(unaudited)

(in thousands, except per Unit amounts)

	Three Months Ended
	3/31/02	3/31/01

Equity in earnings of Operating Partnership	$50,216	$44,863

Income taxes	5,493	5,699

Net income	$44,723	$39,164

Net income per Alliance Holding Unit:
Basic	$0.59	$0.53
Diluted	$0.58	$0.52

See accompanying notes to condensed financial statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Changes in Partners’ Capital and Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended
	3/31/02	3/31/01

Partners’ capital - beginning of period	$1,222,037	$1,260,550
Comprehensive income:
Net income	44,723	39,164
Comprehensive income	44,723	39,164
Change in proportionate share of Operating Partnership’s partners’ capital	(96)	(665)
Cash distributions to partners	(51,145)	(57,381)
Award of Alliance Holding Units purchased to fund deferred compensation plans, net	1,625	—
Proceeds from options for Alliance Holding Units exercised	9,016	8,681
Partners’ capital - end of period	$1,226,160	$1,250,349

See accompanying notes to condensed financial statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	3/31/02	3/31/01
Cash flows from operating activities:
Net income	$44,723	$39,164
Adjustments to reconcile net income to net cash provided from operating activities:
Equity in earnings of Operating Partnership	(50,216)	(44,863)
Investment in Operating Partnership from exercises of options	(9,016)	(8,681)
Operating Partnership distributions received	56,382	63,387
Changes in assets and liabilities:
Decrease (increase) in fees receivable	372	(273)
Increase in other assets	—	(41)
Decrease in payable to Operating Partnership	(5,571)	(116)
Increase in accounts payable and accrued expenses	5,455	123
Net cash provided from operating activities	42,129	48,700

Cash flows from financing activities:
Cash distributions to partners	(51,145)	(57,381)
Proceeds from options for Alliance Holding Units exercised	9,016	8,681
Net cash used in financing activities	(42,129)	(48,700)

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

See accompanying notes to condensed financial statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Notes to Condensed Financial Statements

March 31, 2002

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

Alliance Holding is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange. Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

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

At March 31, 2002, Alliance Holding owned approximately 75.5 million, or 30%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At March 31, 2002, AXA Financial was the beneficial owner of approximately 2% of the outstanding Alliance Holding Units and approximately 52% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 53% in the Operating Partnership.  At March 31, 2002, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 16% of the outstanding Alliance Capital Units.

2.     Business Description

The Operating Partnership provides diversified investment management and related services globally to a broad range of clients including (a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and government and affiliates such as AXA and its insurance company subsidiaries, by means of separate accounts, sub-advisory relationships resulting from the efforts of the institutional marketing department, structured products, group trusts and mutual funds sold exclusively to institutional investors and high net worth individuals, (b) private clients, consisting of high net worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separate accounts, hedge funds and certain other vehicles, (c) individual investors by means of publicly distributed mutual funds sponsored by the Operating Partnership, its subsidiaries and consolidated joint venture companies including cash management products such as money market funds and deposit accounts and sub-advisory relationships in respect of mutual funds sponsored by third parties resulting from the efforts of the mutual fund marketing department (“Alliance Mutual Funds”) and managed account products, and (d) institutional investors by means of in-depth research, portfolio strategy, trading and brokerage-related services. The Operating Partnership and its subsidiaries provide investment management, distribution and shareholder and administrative services to the Alliance Mutual Funds.

The Alliance Holding unaudited condensed financial statements and notes should be read in conjunction with the unaudited condensed consolidated financial statements and notes of the Operating Partnership. The Operating Partnership’s consolidated financial statements and notes and management’s discussion and analysis of financial condition and results of operations are included as an exhibit to this quarterly report on Form 10-Q.

3.     Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements of Alliance Holding included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) Alliance Holding’s financial position at March 31, 2002, (b) Alliance Holding’s results of operations for the three months ended March 31, 2002 and 2001, and (c) Alliance Holding’s cash flows for the three months ended March 31, 2002 and 2001, have been made.

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

	Three Months Ended
	3/31/02	3/31/01

Net income – Basic	$44,723	$39,164
Additional allocation of equity in earnings of the Operating Partnership resulting from assumed dilutive effect of employee options	1,893	2,322
Net income – Diluted	$46,616	$41,486

Weighted average Alliance Holding Units outstanding - Basic	75,187	73,644
Dilutive effect of employee options	4,707	6,370
Weighted average Alliance Holding Units outstanding - Diluted	79,894	80,014

Basic net income per Alliance Holding Unit	$0.59	$0.53
Diluted net income per Alliance Holding Unit	$0.58	$0.52

5.     Investment in Operating Partnership

Alliance Holding’s investment in the Operating Partnership for the three month period ended March 31, 2002 was as follows (in thousands):

2002
Investment in Operating Partnership at January 1	$1,228,503
Equity in earnings of Operating Partnership	50,216
Additional investment resulting from exercises of employee options	9,016
Distribution received from Operating Partnership	(56,382)
Award of Alliance Holding Units purchased to fund deferred compensation plans, net	1,625
Change in proportionate share of Operating Partnership’s partners’ capital	(96)
Investment in Operating Partnership at March 31	$1,232,882

6.     Commitments and Contingencies

On April 25, 2001, an amended class action complaint (“Miller Complaint”) entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al., was filed in federal district court in the Southern District of Illinois against Alliance Capital, Alliance Fund Distributors, Inc. (“AFD”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty. The allegations in the Miller Complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund (“Premier Growth Fund”), Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the Miller Complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty. Plaintiffs seek a recovery of certain fees paid by these funds to Alliance Capital. On March 12, 2002 the court issued an order granting defendants’ motion to dismiss the Miller Complaint. The court allowed plaintiffs up to and including April 1, 2002 to file an amended complaint comporting with its order. On April 1, 2002, plaintiffs filed a Second Amended Complaint. In the Second Amended Complaint, shareholders of the Premier Growth Fund, the Alliance Growth and Income Fund, and the Alliance Quasar Fund claim that the advisory and distribution fees paid by those funds are excessive. The nature of the allegations and relief sought in the Second Amended Complaint is substantially similar to the Miller Complaint. On May 1, 2002, defendants filed a motion to dismiss the Second Amended Complaint.

Alliance Capital and AFD believe that plaintiffs’ allegations in the Second Amended Complaint are without merit and intend to vigorously defend against these allegations.  At the present time, management of Alliance Capital and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On December 7, 2001 a complaint entitled Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Benak Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund alleging violation of the ICA. The principal allegations of the Benak Complaint are that Alliance Capital breached its duty of loyalty to Premier Growth Fund because one of the directors of the General Partner of Alliance Capital served as a director of Enron Corp. (“Enron”) when Premier Growth Fund purchased shares of Enron and as a consequence thereof the investment advisory fees paid to Alliance Capital by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff allege were caused by the alleged breach of the duty of loyalty. Plaintiff seeks recovery of certain fees paid by Premier Growth Fund to Alliance Capital. On December 21, 2001 a complaint entitled Roy v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Roy Complaint”) was filed in federal district court in the Middle District of Florida, Tampa Division, against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Roy Complaint are virtually identical to the Benak Complaint. On March 13, 2002 the court granted the defendants’ motion to transfer the Roy Complaint to federal district court in the District of New Jersey. On December 26, 2001 a complaint entitled Roffe v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Roffe Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Roffe Complaint are virtually identical to the Benak Complaint. On February 14, 2002 a complaint entitled Tatem v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Tatem Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Tatem Complaint are virtually identical to the Benak Complaint. On March 6, 2002 a complaint entitled Gissen v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Gissen Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Gissen Complaint are virtually identical to the Benak Complaint. Plaintiffs in the Benak, Roy, Roffe, Tatem and Gissen cases have moved to consolidate the complaints.

Alliance Capital believes the plaintiffs’ allegations in the Benak Complaint, Roy Complaint,  Roffe Complaint, Tatem Complaint and Gissen Complaint are without merit and intends to vigorously defend against these allegations. At the present time management of Alliance Capital is unable to estimate the impact, if any, that the outcome of these actions may have on Alliance Capital’s results of operations or financial condition.

On April 8, 2002 in In re Enron Corporation Securities Litigation, a consolidated complaint (the “Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital. The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933, with respect to a registration statement filed by Enron and effective with the Securities and Exchange Commission on July 18, 2001, which was used to sell $1.9 billion Enron Corporation Zero Coupon Convertible Notes due 2021. Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and who was and remains a director of the general partner of Alliance Capital, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement. Plaintiffs seek recission or a recissionary measure of damages. The Enron Complaint specifically states that “[n]o allegations of fraud are made against or directed at” Alliance Capital.

Alliance Capital believes the allegations of the Enron Complaint as to it are without merit and intends to vigorously defend against these allegations. At the present time management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (the “SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital.  The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account.  The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages.

Alliance Capital believes the SBA’s allegations in the SBA Complaint are without merit and intends to vigorously defend against these allegations.  At the present time management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

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

8.     Supplemental Cash Flow and Noncash Investing and Financing Activities Information

Cash payments for income taxes were as follows:

	Three Months Ended
	3/31/02	3/31/01
	(In thousands)
Income taxes	$5,740	$5,193

Noncash investing and financing activities were as follows:

Change in proportionate share of the Operating Partnership’s partners’ capital:
Investment in Operating Partnership	$(96)	$(665)
Partners’ capital	(96)	(665)

9.     Operating Partnership Goodwill Amortization – Adoption of SFAS 142

The following new accounting pronouncement affects the Operating Partnership and therefore affects the net income of Alliance Holding. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. SFAS 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment approach. Management of the Operating Partnership adopted SFAS 142 on January 1, 2002. In accordance with SFAS 142, the Operating Partnership ceased amortizing goodwill as of January 1, 2002. In addition, SFAS 142 requires the Operating Partnership’s goodwill to be tested annually for impairment with the first test to be completed by June 30, 2002. Although the testing of the Operating Partnership’s goodwill for impairment has not yet been completed, management believes that the completion of such testing will not result in an indicated impairment. Had the Operating Partnership not amortized goodwill for the three months ended March 31, 2001, Alliance Holding’s net income, basic net income per Unit and diluted net income per Unit would have been as follows:

	Three Months Ended
	3/31/02	3/31/01
Reported net income	$44,723	$39,164
Add back: Goodwill amortization	—	11,184
Adjusted net income	$44,723	$50,348

Reported basic net income per Unit	$0.59	$0.53
Add back: Goodwill amortization	—	0.15
Adjusted basic net income per Unit	$0.59	$0.68

Reported diluted net income per Unit	$0.58	$0.52
Add back: Goodwill amortization	—	0.15
Adjusted diluted net income per Unit	$0.58	$0.67

10.   Cash Distribution

On May 2, 2002, the General Partner declared a distribution of $44,549,000 or $0.59 per Alliance Holding Unit representing a distribution from Available Cash Flow (as defined in the Alliance Holding Partnership Agreement) of Alliance Holding for the three months ended March 31, 2002. The distribution is payable on May 23, 2002 to holders of record on May 13, 2002.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Alliance Holding is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange. Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

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

At March 31, 2002, Alliance Holding owned approximately 75.5 million, or 30%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At March 31, 2002, AXA Financial was the beneficial owner of approximately 2% of the outstanding Alliance Holding Units and approximately 52% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 53% in the Operating Partnership. At March 31, 2002, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 16% of the outstanding Alliance Capital Units.

The Operating Partnership provides diversified investment management and related services globally to a broad range of clients including (a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and government and affiliates such as AXA and its insurance company subsidiaries, by means of separate accounts, sub-advisory relationships resulting from the efforts of the institutional marketing department, structured products, group trusts and mutual funds sold exclusively to institutional investors and high net worth individuals, (b) private clients, consisting of high net worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separate accounts, hedge funds and certain other vehicles, (c) individual investors by means of publicly distributed mutual funds sponsored by the Operating Partnership, its subsidiaries and consolidated joint venture companies including cash management products such as money market funds and deposit accounts and sub-advisory relationships in respect of mutual funds sponsored by third parties resulting from the efforts of the mutual fund marketing department (“Alliance Mutual Funds”) and managed account products, and (d) institutional investors by means of in-depth research, portfolio strategy, trading and brokerage-related services. The Operating Partnership and its subsidiaries provide investment management, distribution and shareholder and administrative services to the Alliance Mutual Funds.

The Alliance Holding unaudited condensed financial statements and notes should be read in conjunction with the unaudited condensed consolidated financial statements and notes of the Operating Partnership. The Operating Partnership’s consolidated financial statements and notes and management’s discussion and analysis of financial condition and results of operations are included as an exhibit to this quarterly report on Form 10-Q.

Results of Operations

(Dollars and Alliance Holding Units in millions, except per Alliance Holding Unit amounts)	Three months ended
	3/31/02	3/31/01		% Change
Equity in earnings of Operating Partnership	$50.2	$44.9		12.2%
Income taxes	5.5	5.7		(3.5)
Net income	$44.7	$39.2		14.5
Diluted net income per Unit	$0.58	$0.52		13.5

Net income as adjusted	$44.7	$50.3	(1)	(11.2)
Diluted net income per Unit as adjusted	$0.58	$0.67	(1)	(13.4)

Diluted net income per Unit	$0.58	$0.52		13.5
Amortization of intangibles and goodwill per Unit	0.02	0.17		(88.2)
Non-recurring item per Unit	—	—		—
Net operating earnings per Unit (2)	$0.60	$0.69		(11.6)

Base fee earnings per Unit	$0.59	$0.68		(11.8)
Performance fee earnings per Unit	0.01	0.01		0.0
Net operating earnings per Unit (2)	$0.60	$0.69		(11.6)

Distributions per Unit	$0.59	$0.68		(11.8)

(1)          Net income as adjusted excludes the effect of amortization of goodwill by the Operating Partnership for the three months ended March 31, 2001.

(2)          Net operating earnings per Unit: Diluted net income per Unit excluding Alliance Holding’s proportionate share of Alliance Capital’s amortization of intangibles and goodwill.

Net income for the three months ended March 31, 2002 increased $5.5 million or $0.06 diluted net income per Alliance Holding Unit to $44.7 million or $0.58 diluted net income per Alliance Holding Unit from net income of $39.2 million or $0.52 diluted net income per Alliance Holding Unit for the three months ended March 31, 2001. The increase reflects equity in higher earnings of the Operating Partnership due principally to a decrease in expenses, primarily amortization of goodwill from the adoption of Statement of Financial Accounting Standards No. 142 (“SFAS 142”) on January 1, 2002 offset by a decrease in revenues.

CAPITAL RESOURCES AND LIQUIDITY

Alliance Holding’s partners’ capital was $1,226.2 million at March 31, 2002, an increase of $4.1 million or 0.3% from $1,222.0 million at December 31, 2001. The increase is primarily due to net income and proceeds from options for Alliance Holding Units exercised, partially offset by cash distributions to Unitholders in respect of Alliance Holding’s Available Cash Flow (as defined in the Alliance Holding Partnership Agreement) for the fourth quarter of 2001 paid in the first quarter of 2002.

At March 31, 2002, Alliance Holding owned approximately 75.5 million, or 30%, of the issued and outstanding Alliance Capital Units. Alliance Holding’s principal sources of income and cash flow are attributable to its ownership interest in the Operating Partnership. Alliance Holding is required to distribute all of its Available Cash Flow, as defined in the Alliance Holding Partnership Agreement, to its Partners and Alliance Holding Unitholders. To the extent there are temporary cash shortfalls due to the timing of tax payments and the receipt of quarterly distributions, short-term loans will be extended to Alliance Holding by the Operating Partnership.

Management believes that the cash flow from its ownership of Units of the Operating Partnership, together with the short-terms loans discussed above, will provide Alliance Holding with the financial resources to meet its capital requirements.

COMMITMENTS AND CONTINGENCIES

See "Note 6. Commitments and Contingencies" of the unaudited condensed financial statements contained in Item 1 of this Form 10-Q.

CASH DISTRIBUTIONS

Alliance Holding’s principal sources of income and cash flow are attributable to its ownership of approximately 30% of the issued and outstanding Alliance Capital Units. Alliance Holding is required to distribute all of its Available Cash Flow to its Partners and Alliance Holding Unitholders. Alliance Holding’s Available Cash Flow and distributions per Alliance Holding Unit for the three months ended March 31, 2002 and 2001, were as follows:

	Three months ended
	3/31/02	3/31/01
Available Cash Flow (in thousands)	$44,549	$50,212
Distributions per Alliance Holding Unit	$0.59	$0.68

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

Part II

OTHER INFORMATION

Item 1.                   Legal Proceedings

On April 25, 2001, an amended class action complaint (“Miller Complaint”) entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al., was filed in federal district court in the Southern District of Illinois against Alliance Capital Management L.P. (“Alliance Capital”), Alliance Fund Distributors, Inc. (“AFD”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty. The allegations in the Miller Complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund (“Premier Growth Fund”), Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the Miller Complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty. Plaintiffs seek a recovery of certain fees paid by these funds to Alliance Capital. On March 12, 2002 the court issued an order granting defendants’ motion to dismiss the Miller Complaint. The court allowed plaintiffs up to and including April 1, 2002 to file an amended complaint comporting with its order. On April 1, 2002, plaintiffs filed a Second Amended Complaint. In the Second Amended Complaint, shareholders of the Premier Growth Fund, the Alliance Growth and Income Fund, and the Alliance Quasar Fund claim that the advisory and distribution fees paid by these funds are excessive. The nature of the allegations and relief sought in the Second Amended Complaint is substantially similar to the Miller Complaint. On May 1, 2002, defendants filed a motion to dismiss the Second Amended Complaint.

Alliance Capital and AFD believe that plaintiffs’ allegations in the Second Amended Complaint are without merit and intend to vigorously defend against these allegations.  At the present time, management of Alliance Capital and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On December 7, 2001 a complaint entitled Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Benak Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund alleging violation of the ICA. The principal allegations of the Benak Complaint are that Alliance Capital breached its duty of loyalty to Premier Growth Fund because one of the directors of the General Partner of Alliance Capital served as a director of Enron Corp. (“Enron”) when Premier Growth Fund purchased shares of Enron and as a consequence thereof the investment advisory fees paid to Alliance Capital by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff allege were caused by the alleged breach of the duty of loyalty. Plaintiff seeks recovery of certain fees paid by Premier Growth Fund to Alliance Capital. On December 21, 2001 a complaint entitled Roy v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Roy Complaint”) was filed in federal district court in the Middle District of Florida, Tampa Division, against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Roy Complaint are virtually identical to the Benak Complaint. On March 13, 2002 the court granted the defendants’ motion to transfer the Roy Complaint to federal district court in the District of New Jersey. On December 26, 2001 a complaint entitled Roffe v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Roffe Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Roffe Complaint are virtually identical to the Benak Complaint. On February 14, 2002 a complaint entitled Tatem v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Tatem Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Tatem Complaint are virtually identical to the Benak Complaint. On March 6, 2002 a complaint entitled Gissen v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Gissen Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Gissen Complaint are virtually identical to the Benak Complaint. Plaintiffs in the Benak, Roy, Roffe, Tatem, and Gissen cases have moved to consolidate the complaints.

Alliance Capital believes the plaintiffs’ allegations in the Benak Complaint, Roy Complaint,  Roffe Complaint, Tatem Complaint and Gissen Complaint are without merit and intends to vigorously defend against these allegations. At the present time management of Alliance Capital is unable to estimate the impact, if any, that the outcome of these actions may have on Alliance Capital’s results of operations or financial condition.

On April 8, 2002 in In re Enron Corporation Securities Litigation, a consolidated complaint (the “Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital. The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933, with respect to a registration statement filed by Enron and effective with the Securities and Exchange Commission on July 18, 2001, which was used to sell $1.9 billion Enron Corporation Zero Coupon Convertible Notes due 2021. Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and who was and remains a director of the general partner of Alliance Capital, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement. Plaintiffs seek recission or a recissionary measure of damages. The Enron Complaint specifically states that “[n]o allegations of fraud are made against or directed at” Alliance Capital.

Alliance Capital believes the allegations of the Enron Complaint as to it are without merit and intends to vigorously defend against these allegations. At the present time management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (the “SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital.  The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account.  The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages.

Alliance Capital believes the SBA’s allegations in the SBA Complaint are without merit and intends to vigorously defend against these allegations.  At the present time management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

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

10.101

Share Purchase Agreement dated as of May 2, 2001 by and between EFM Holdings GmbH and Alliance Capital Management Corporation of Delaware relating to the purchase and sale of 51% of the outstanding share capital of East Fund Managementberatung GmbH.

		13.2	Pages 1 through 20 of the Alliance Capital Management L.P. quarterly report on Form 10-Q for the quarterly period ended March 31, 2002.

		15	Independent Accountants’ Review Report

	(b)	Reports on Form 8-K

On May 8, 2002 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a press release issued on that date relating to a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P.

On May 3, 2002 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to their First Quarter 2002 Review dated May 2, 2002.

On April 15, 2002 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a press release issued April 12, 2002.

On April 9, 2002 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a complaint entitled In re Enron Corporation Securities Litigation.

On March 15, 2002 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a press release issued March 14, 2002.

On February 15, 2002 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a press release issued February 14, 2002.

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

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Dated: May 13, 2002	By:	Alliance Capital Management
Corporation, its General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President & Chief Financial Officer