Form 10-Q
period 2002-06-30
ALLIANCE CAPITAL MANAGEMENT HOLDING LP
filed 2002-08-14
CIK 825313

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes      ☒                                               No      ☐

The number of units representing assignments of beneficial ownership of limited partnership interests* outstanding as of June 30, 2002 was 76,000,955.

* includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Part I

FINANCIAL INFORMATION

Item 1.      Financial Statements

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Financial Condition

(in thousands)

	6/30/02	12/31/01
	(unaudited)
ASSETS
Fees receivable	$1,467	$1,841
Investment in Operating Partnership	1,239,586	1,228,503
Total assets	$1,241,053	$1,230,344

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to Operating Partnership	$7,427	$7,730
Accounts payable and accrued expenses	496	577
Total liabilities	7,923	8,307

Partners’ capital	1,233,130	1,222,037
Total liabilities and partners’ capital	$1,241,053	$1,230,344

See accompanying notes to condensed financial statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Income

(unaudited)

(in thousands, except per Unit amounts)

	Three Months Ended		Six Months Ended
	6/30/02	6/30/01	6/30/02	6/30/01

Equity in earnings of Operating Partnership	$49,605	$47,516	$99,821	$92,379

Income taxes	5,786	5,422	11,279	11,121

Net income	$43,819	$42,094	$88,542	$81,258

Net income per Alliance Holding Unit:
Basic	$0.58	$0.57	$1.17	$1.10
Diluted	$0.57	$0.56	$1.15	$1.07

See accompanying notes to condensed financial statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of

Changes in Partners’ Capital

and Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	6/30/02	6/30/01	6/30/02	6/30/01

Partners’ capital - beginning of period	$1,226,160	$1,250,349	$1,222,037	$1,260,550
Comprehensive income:
Net income	43,819	42,094	88,542	81,258
Comprehensive income	43,819	42,094	88,542	81,258
Change in proportionate share of the Operating Partnership’s partners’ capital	(9)	(273)	(105)	(938)
Cash distributions to Alliance Holding Partners and Unitholders	(44,620)	(50,212)	(95,765)	(107,593)
Purchase of Alliance Holding Units to fund deferred compensation plans, net	—	—	1,625	—
Proceeds from options for Alliance Holding Units exercised	7,780	2,852	16,796	11,533
Partners’ capital - end of period	$1,233,130	$1,244,810	$1,233,130	$1,244,810

See accompanying notes to condensed financial statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	6/30/02	6/30/01
Cash flows from operating activities:
Net income	$88,542	$81,258
Adjustments to reconcile net income to net cash provided from operating activities:
Equity in earnings of Operating Partnership	(99,821)	(92,379)
Investment in Operating Partnership from exercises of options	(16,796)	(11,533)
Operating Partnership distributions received	107,054	118,765
Changes in assets and liabilities:
Decrease (increase) in fees receivable	374	(711)
(Increase) in other assets	—	(25)
(Decrease) increase in payable to Operating Partnership	(303)	1,609
(Decrease) in accounts payable and accrued expenses	(81)	(924)
Net cash provided from operating activities	78,969	96,060

Cash flows from financing activities:
Cash distributions to Alliance Holding Partners and Unitholders	(95,765)	(107,593)
Proceeds from options for Alliance Holding Units exercised	16,796	11,533
Net cash (used in) financing activities	(78,969)	(96,060)

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

See accompanying notes to condensed financial statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Notes to Condensed Financial Statements

June 30, 2002

(unaudited)

1.     Organization and Bernstein Acquisition

Alliance Capital Management Corporation (“ACMC”), an indirect wholly-owned subsidiary of AXA Financial, Inc. (“AXA Financial”), is the general partner of both Alliance Capital Management Holding L.P. (“Alliance Holding”) and Alliance Capital Management L.P. (“Alliance Capital” or the “Operating Partnership”). AXA Financial is an indirect wholly-owned subsidiary of AXA, a French company, which is a holding company for an international group of insurance and related financial services companies.  Alliance Holding is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange.  Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

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

At June 30, 2002, Alliance Holding owned approximately 76.0 million or 30.4%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At June 30, 2002, AXA Financial was the beneficial owner of approximately 2.0% of the outstanding Alliance Holding Units and approximately 51.4% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 52.5% in the Operating Partnership.  At June 30, 2002, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 16.3% of the outstanding Alliance Capital Units.

2.     Business Description

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

The Alliance Holding unaudited condensed financial statements and notes should be read in conjunction with the unaudited condensed consolidated financial statements and notes of the Operating Partnership. The Operating Partnership’s condensed consolidated financial statements and notes and management’s discussion and analysis of financial condition and results of operations are included as an exhibit to this quarterly report on Form 10-Q.

3.     Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements of Alliance Holding included herein have been prepared in accordance with the instructions to Form 10–Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) Alliance Holding’s financial position at June 30, 2002, (b) Alliance Holding’s results of operations for the three months and six months ended June 30, 2002 and 2001, respectively, and (c) Alliance Holding’s cash flows for the six months ended June 30, 2002 and 2001, have been made. The preparation of the financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

	Three Months Ended		Six Months Ended
	6/30/02	6/30/01	6/30/02	6/30/01

Net income – Basic	$43,819	$42,094	$88,542	$81,258
Additional allocation of equity in earnings of the Operating Partnership resulting from assumed dilutive effect of employee options	1,577	2,322	3,478	4,623
Net income – Diluted	$45,396	$44,416	$92,020	$85,881

Weighted average Alliance Holding Units outstanding - Basic	75,836	74,001	75,512	73,798
Dilutive effect of employee options	3,927	5,964	4,328	6,173
Weighted average Alliance Holding Units outstanding - Diluted	79,763	79,965	79,840	79,971

Basic net income per Alliance Holding Unit	$0.58	$0.57	$1.17	$1.10
Diluted net income per Alliance Holding Unit	$0.57	$0.56	$1.15	$1.07

5.     Investment in Operating Partnership

Alliance Holding’s investment in the Operating Partnership for the six month period ended June 30, 2002 was as follows (in thousands):

Investment in Operating Partnership at December 31, 2001	$1,228,503
Equity in earnings of Operating Partnership	99,821
Additional investment resulting from exercises of employee options	16,796
Distributions received from Operating Partnership	(107,054)
Award of Alliance Holding Units purchased to fund deferred compensation plans, net	1,625
Change in proportionate share of the Operating Partnership’s partners’ capital	(105)
Investment in Operating Partnership at June 30, 2002	$1,239,586

6.     Commitments and Contingencies

On April 25, 2001, an amended class action complaint (“Miller Complaint”) entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al., was filed in federal district court in the Southern District of Illinois against Alliance Capital, Alliance Fund Distributors, Inc. (“AFD”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty. The allegations in the Miller Complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund (“Premier Growth Fund”), Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the Miller Complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty.  Plaintiffs seek a recovery of certain fees paid by these funds to Alliance Capital.  On March 12, 2002, the court issued an order granting defendants’ joint motion to dismiss the Miller Complaint.  The court allowed plaintiffs up to and including April 1, 2002 to file an amended complaint comporting with its order.  On April 1, 2002, plaintiffs filed an amended complaint.    The allegations and relief sought in the amended complaint are virtually identical to the Miller Complaint. On May 1, 2002, defendants filed a motion to dismiss the amended complaint.

Alliance Capital and AFD believe that plaintiffs’ allegations in the amended complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance Capital and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On December 7, 2001, a complaint entitled Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Benak Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund alleging violation of the ICA. The principal allegations of the Benak Complaint are that Alliance Capital breached its duty of loyalty to Premier Growth Fund because one of the directors of the General Partner of Alliance Capital served as a director of Enron Corp. (“Enron”) when Premier Growth Fund purchased shares of Enron and as a consequence thereof the investment advisory fees paid to Alliance Capital by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff alleges were caused by the alleged breach of the duty of loyalty. Plaintiff seeks recovery of certain fees paid by Premier Growth Fund to Alliance Capital. On December 21, 2001, a complaint entitled Roy v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Roy Complaint”) was filed in federal district court in the Middle District of Florida, Tampa Division, against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Roy Complaint are virtually identical to the Benak Complaint. On March 13, 2002, the court granted the defendants’ motion to transfer the Roy Complaint to federal district court in the District of New Jersey. On December 26, 2001, a complaint entitled Roffe v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Roffe Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Roffe Complaint are virtually identical to the Benak Complaint. On February 14, 2002, a complaint entitled Tatem v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Tatem Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Tatem Complaint are virtually identical to the Benak Complaint. On March 6, 2002, a complaint entitled Gissen v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Gissen Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Gissen Complaint are virtually identical to the Benak Complaint. On July 11, 2002, a complaint entitled Pfeiffer v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Pfeiffer Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Pfeiffer Complaint are virtually identical to the Benak Complaint. On May 8, 2002, the court granted the motion of the plaintiffs in the Benak, Roy, Roffe, Tatem and Gissen cases to consolidate those complaints.

Alliance Capital believes the plaintiffs’ allegations in the Benak Complaint, Roy Complaint, Roffe Complaint, Tatem Complaint, Gissen Complaint and Pfeiffer Complaint are without merit and intends to vigorously defend against these allegations.  At the present time management of Alliance Capital is unable to estimate the impact, if any, that the outcome of these actions may have on Alliance Capital’s results of operations or financial condition.

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital. The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933, with respect to a registration statement filed by Enron and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Corporation Zero Coupon Convertible Notes due 2021. Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and who was and remains a director of the General Partner of Alliance Capital, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement. Plaintiffs seek recission or a recissionary measure of damages. The Enron Complaint specifically states that “[n]o allegations of fraud are made against or directed at” Alliance Capital. On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it.

Alliance Capital believes the allegations of the Enron Complaint as to it are without merit and intends to vigorously defend against these allegations. At the present time management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (“SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital.  The SBA Complaint alleges breach of contract relating to the

Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account.  The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages. On June 10, 2002, Alliance Capital moved to dismiss the SBA Complaint.

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

7.     Income Taxes

Alliance Holding is a publicly traded partnership for federal tax purposes and, accordingly, is not subject to federal or state corporate income taxes. However, Alliance Holding is subject to the New York City unincorporated business tax and to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business.

8.     Supplemental Cash Flow And Noncash Investing And Financing Activities Information

	Three Months Ended		Six Months Ended
	6/30/02	6/30/01	6/30/02	6/30/01
	(in thousands)
Cash payments for interest and income taxes were as follows:
Income taxes	$5,552	$6,943	$11,292	$12,136

Noncash investing and financing activities were as follows:

Change in proportionate share of the Operating Partnership’s partners’ capital:

Investment in Operating Partnership	$(9)	$(273)	$(105)	$(938)
Partners’ capital	(9)	(273)	(105)	(938)

9.     Operating Partnership Goodwill Amortization – Adoption of SFAS 142

The following new accounting pronouncement affects the Operating Partnership and therefore affects the net income of Alliance Holding. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. SFAS 142 changes the accounting for goodwill and certain intangible assets from an amortization method to an impairment approach. Management of the Operating Partnership adopted SFAS 142 on January 1, 2002. SFAS 142 requires the Operating Partnership to cease amortizing goodwill as of January 1, 2002 and to test the Operating Partnership’s goodwill annually for impairment. The first test was completed on June 30, 2002 and did not result in an indicated impairment. Had the Operating Partnership not amortized goodwill for the three and six months ended June 30, 2001, Alliance Holding’s net income, basic net income per Unit and diluted net income per Unit, excluding Alliance Holding’s proportionate share of the Operating Partnership’s amortization of goodwill, would have been as follows:

	Three Months Ended		Six Months Ended
	6/30/02	6/30/01	6/30/02	6/30/01
Reported net income	$43,819	$42,094	$88,542	$81,258
Add back: Goodwill amortization	—	11,222	—	22,406
Adjusted net income	$43,819	$53,316	$88,542	$103,664

Reported basic net income per Unit	$0.58	$0.57	$1.17	$1.10
Add back: Goodwill amortization	—	0.15	—	0.30
Adjusted basic net income per Unit	$0.58	$0.72	$1.17	$1.40

Reported diluted net income per Unit	$0.57	$0.56	$1.15	$1.07
Add back: Goodwill amortization	—	0.14	—	0.30
Adjusted diluted net income per unit	$0.57	$0.70	$1.15	$1.37

10.   Cash Distribution

On July 23, 2002, the General Partner declared a distribution of $44,081,000 or $0.58 per Alliance Holding Unit representing a distribution from Available Cash Flow (as defined in the Alliance Holding Partnership Agreement) of Alliance Holding for the three months ended June 30, 2002. The distribution was paid to Alliance Holding Partners and Unitholders on August 13, 2002 to holders of record on August 2, 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization and Bernstein Acquisition

Alliance Capital Management Corporation (“ACMC”), an indirect wholly-owned subsidiary of AXA Financial, Inc. (“AXA Financial”), is the general partner of both Alliance Capital Management Holding L.P. (“Alliance Holding”) and Alliance Capital Management L.P. (“Alliance Capital” or the “Operating Partnership”). AXA Financial is an indirect wholly-owned subsidiary of AXA, a French company, which is a holding company for an international group of insurance and related financial services companies.  Alliance Holding is a registered investment adviser under the Investment Advisers Act of 1940. Alliance Holding Units are publicly traded on the New York Stock Exchange.  Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

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

At June 30, 2002, Alliance Holding owned approximately 76.0 million or 30.4%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At June 30, 2002, AXA Financial was the beneficial owner of approximately 2.0% of the outstanding Alliance Holding Units and approximately 51.4% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 52.5% in the Operating Partnership. At June 30, 2002, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 16.3% of the outstanding Alliance Capital Units.

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

The Alliance Holding unaudited condensed financial statements and notes and management's discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes and management's discussion and analysis of financial condition and results of operations of the Operating Partnership. The Operating Partnership’s condensed consolidated financial statements and notes and management’s discussion and analysis of financial condition and results of operations are included as an exhibit to this quarterly report on Form 10-Q.

Results of Operations

(Dollars and Alliance Holding Units in millions, except per Alliance Holding Unit amounts)	Three Months Ended				Six Months Ended
	6/30/02	6/30/01		% Change	6/30/02	6/30/01		% Change
Equity in earnings of Operating Partnership	$49.6	$47.5		4.4%	$99.8	$92.4		8.0%
Income taxes	5.8	5.4		7.4	11.3	11.1		1.8
Net income	$43.8	$42.1		4.0	$88.5	$81.3		8.9
Diluted net income per unit	$0.57	$0.56		1.8	$1.15	$1.07		7.5

Net income as adjusted	$43.8	$53.3	(1)	(17.8)	$88.5	$103.7	(1)	(14.7)
Diluted net income per Unit as adjusted	$0.57	$0.70	(1)	(18.6)	$1.15	$1.37	(1)	(16.1)

Diluted net income per Unit	$0.57	$0.56		1.8	$1.15	$1.07		7.5
Amortization of intangibles and goodwill per Unit	0.02	0.16		(87.5)	0.04	0.34		(88.2)
Net operating earnings per Unit (2)	$0.59	$0.72		(18.1)	$1.19	$1.41		(15.6)

Base fee earnings per Unit	$0.57	$0.68		(16.2)	$1.15	$1.36		(15.4)
Performance fee earnings per Unit	0.02	0.04		(50.0)	0.04	0.05		(20.0)
Net operating earnings per Unit (2)	$0.59	$0.72		(18.1)	$1.19	$1.41		(15.6)

Distributions per Unit	$0.58	$0.71		(18.3)%	$1.17	$1.39		(15.8)%

(1)               Net income as adjusted excludes the effect of amortization of goodwill by the Operating Partnership for the three months and six months ended June 30, 2002 and 2001.

(2)               Net operating earnings per Unit: Diluted net income per Unit excluding Alliance Holding’s proportionate share of Alliance Capital’s amortization of intangibles and goodwill.

Alliance Holding’s principal sources of income and cash flow are attributable to its ownership interest in the Operating Partnership.

Net income for the three months ended June 30, 2002 increased $1.7 million or $0.01 diluted net income per Alliance Holding Unit from net income of $42.1 million or $0.56 diluted net income per Alliance Holding Unit for the three months ended June 30, 2001.   The increase reflects equity in higher earnings of the Operating Partnership due principally to a decrease in the Operating Partnership's expenses, primarily amortization of goodwill resulting from the adoption of Statement of Financial Accounting Standards No. 142 (“SFAS 142”) on January 1, 2002, offset by a decrease in revenues.

Net income for the six months ended June 30, 2002 increased $7.2 million or $0.08 diluted net income per Alliance Holding Unit from net income of $81.3 million or $1.07 per Alliance Holding Units for the six months ended June 30, 2001. The increase reflects equity in higher earnings of the Operating Partnership due principally to a decrease in the Operating Partnership's expenses, primarily amortization of goodwill resulting from the adoption of SFAS 142 on January 1, 2002 offset by a decrease in revenues.

CAPITAL RESOURCES AND LIQUIDITY

Alliance Holding’s partners’ capital was $1,233.1 million at June 30, 2002, an increase of $6.9 million or 0.6% from March 31, 2002 and an increase of $11.1 million or 0.9% from $1,222.0 million at December 31, 2001. The increases are primarily due to net income and proceeds from options exercised for Alliance Holding Units offset by cash distributions to Unitholders in respect of Alliance Holding’s Available Cash Flow (as defined in the Alliance Holding Partnership Agreement) for the fourth quarter of 2001 and first quarter of 2002 paid in first and second quarter of 2002, respectively.

At June 30, 2002, Alliance Holding owned approximately 76.0 million or 30.4% of the issued and outstanding Alliance Capital Units. Alliance Holding is required to distribute all of its Available Cash Flow, as defined in the Alliance Holding Partnership Agreement, to its Partners and Alliance Holding Unitholders. To the extent there are temporary cash shortfalls due to the timing of tax payments and the receipt of quarterly distributions, short-term loans will be extended to Alliance Holding by the Operating Partnership.

Management believes that the cash flow from its ownership of Units of the Operating Partnership, together with the short-term loans discussed above, will provide Alliance Holding with the financial resources to meet its capital requirements.

COMMITMENTS AND CONTINGENCIES

See “Management's Discussion and Analysis of Financial Condition and Results of Operations --- Commitments and Contingencies" in the Alliance Capital Form 10-Q attached as Exhibit 13.2 hereto.

CASH DISTRIBUTIONS

Alliance Holding’s principal sources of income and cash flow are attributable to its ownership of approximately 30.4% of the issued and outstanding Alliance Capital Units. Alliance Holding is required to distribute all of its Available Cash Flow to its Partners and Alliance Holding Unitholders. Alliance Holding’s Available Cash Flow and distributions per Alliance Holding Unit for the three months and six months ended June 30, 2002 and 2001, were as follows:

	Three Months Ended		Six Months Ended
	6/30/02	6/30/01	6/30/02	6/30/01
Available Cash Flow (in thousands)	$44,081	$53,265	$88,702	$103,477
Distributions per Alliance Holding Unit	$0.58	$0.71	$1.17	$1.39

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

Part II

OTHER INFORMATION

Item 1.                    Legal Proceedings

On April 25, 2001, an amended class action complaint (“Miller Complaint”) entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al. was filed in federal district court in the Southern District of Illinois against Alliance Capital Management L.P. (“Alliance Capital”), Alliance Fund Distributors, Inc. (“AFD”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty. The allegations in the Miller Complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund (“Premier Growth Fund”), Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the Miller Complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and AFD, respectively, are excessive and, therefore, constitute a breach of fiduciary duty. Plaintiffs seek a recovery of certain fees paid by these funds to Alliance Capital.  On March 12, 2002, the court issued an order granting defendants’ joint motion to dismiss the Miller Complaint.  The court allowed plaintiffs up to and including April 1, 2002 to file an amended complaint comporting with its order.  On April 1, 2002, plaintiffs filed an amended complaint.    The allegations and relief sought in the  amended complaint are virtually identical to the Miller Complaint. On May 1, 2002, the defendants filed a motion to dismiss the Second Amended Complaint.

Alliance Capital and AFD believe that plaintiffs’ allegations in the amended complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance Capital and AFD are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On December 7, 2001, a complaint entitled Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Benak Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund alleging violation of the ICA. The principal allegations of the Benak Complaint are that Alliance Capital breached its duty of loyalty to Premier Growth Fund because one of the directors of the General Partner of Alliance Capital served as a director of Enron Corp. (“Enron”) when Premier Growth Fund purchased shares of Enron and as a consequence thereof the investment advisory fees paid to Alliance Capital by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff alleges were caused by the alleged breach of the duty of loyalty. Plaintiff seeks recovery of certain fees paid by Premier Growth Fund to Alliance Capital. On December 21, 2001, a complaint entitled Roy v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Roy Complaint”) was filed in federal district court in the Middle District of Florida, Tampa Division, against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Roy Complaint are virtually identical to the Benak Complaint. On March 13, 2002, the court granted the defendants’ motion to transfer the Roy Complaint to federal district court in the District of New Jersey. On December 26, 2001, a complaint entitled Roffe v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Roffe Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the

Roffe Complaint are virtually identical to the Benak Complaint. On February 14, 2002, a complaint entitled Tatem v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Tatem Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Tatem Complaint are virtually identical to the Benak Complaint. On March 6, 2002, a complaint entitled Gissen v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Gissen Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Gissen Complaint are virtually identical to the Benak Complaint. On July 11, 2002, a complaint entitled Pfeiffer v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Pfeiffer Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund. The allegations and relief sought in the Pfeiffer Complaint are virtually identical to the Benak Complaint. On May 8, 2002, the court granted the motion of the plaintiffs in the Benak, Roy, Roffe, Tatem and Gissen cases to consolidate those complaints.

Alliance Capital believes the plaintiffs’ allegations in the Benak Complaint, Roy Complaint,  Roffe Complaint, Tatem Complaint, Gissen Complaint and Pfeiffer Complaint are without merit and intends to vigorously defend against these allegations. At the present time management of Alliance Capital is unable to estimate the impact, if any, that the outcome of these actions may have on Alliance Capital’s results of operations or financial condition.

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital. The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933, with respect to a registration statement filed by Enron and effective with the Securities and Exchange Commission on July 18, 2001, which was used to sell $1.9 billion Enron Corporation Zero Coupon Convertible Notes due 2021. Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and who was and remains a director of the General Partner of Alliance Capital, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement. Plaintiffs seek recission or a recissionary measure of damages. The Enron Complaint specifically states that “[n]o allegations of fraud are made against or directed at” Alliance Capital. On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it.

Alliance Capital believes the allegations of the Enron Complaint as to it are without merit and intends to vigorously defend against these allegations. At the present time management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (“SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital.  The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account.  The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages.  On June 10, 2002, Alliance Capital moved to dismiss the SBA Complaint.

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

None.

Item 5.                    Other Information

None.

Item 6.                    Exhibits and Reports on Form 8-K

(a)                                      Exhibits

13.2                   Pages 1 through 21 of the Alliance Capital quarterly report on Form 10-Q for the quarterly period ended June 30, 2002.

15                            Independent Accountants’ Review Report

99.1                   Certification of Mr. Calvert Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                   Certification of Mr. Joseph Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                     Reports on Form 8-K

On July 24, 2002, Alliance Capital and Alliance Holding and  each filed a Current Report on Form 8-K with respect to their Second Quarter Review dated July 23, 2002.

On July 15, 2002, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a press release issued July 12, 2002.

On June 27, 2002 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a press release issued June 26, 2002.

On June 13, 2002 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a press release issued June 13, 2002.

On May 14, 2002 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a press release issued May 13, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Dated: August 14, 2002	By:	Alliance Capital Management Corporation, its General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President & Chief Financial Officer