Form 10-Q
period 2003-03-31
ALLIANCE CAPITAL MANAGEMENT HOLDING LP
filed 2003-05-14
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

The number of Units representing assignments of beneficial ownership of limited partnership interests* outstanding as of March 31, 2003 was 76,925,883.

* includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Part I

FINANCIAL INFORMATION

Item 1.             Financial Statements

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Financial Condition

(unaudited)

(in thousands)

	3/31/03	12/31/02

ASSETS
Fees receivable	$960	$1,064
Investment in Operating Partnership	1,226,499	1,236,482
Other assets	54	—
Total assets	$1,227,513	$1,237,546

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to Operating Partnership	$1,563	$6,723
Accounts payable and accrued expenses	5,035	280
Total liabilities	6,598	7,003

Partners’ capital	1,220,915	1,230,543
Total liabilities and partners’ capital	$1,227,513	$1,237,546

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
Condensed Statements of Income

(unaudited)
(in thousands, except per Unit amounts)

	Three Months Ended
	3/31/03	3/31/02

Equity in earnings of Operating Partnership	$33,146	$50,216

Income taxes	4,802	5,493

Net income	$28,344	$44,723

Net income per Alliance Holding Unit:
Basic	$0.37	$0.59
Diluted	$0.37	$0.58

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
Condensed Statements of
Changes in Partners’ Capital
and Comprehensive Income

(unaudited)
(in thousands)

	Three Months Ended
	3/31/03	3/31/02

Partners’ capital - beginning of period	$1,230,543	$1,222,037
Comprehensive income:
Net income	28,344	44,723
Comprehensive income	28,344	44,723
Change in proportionate share of Operating Partnership’s partners’ capital	—	(96)
Cash distributions to Alliance Holding Partners and Unitholders	(39,848)	(51,145)
Purchase of Alliance Holding Units to fund deferred compensation plans, net	(416)	1,625
Proceeds from options for Alliance Holding Units exercised	2,292	9,016
Partners’ capital - end of period	$1,220,915	$1,226,160

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
Condensed Statements of Cash Flows

(unaudited)
(in thousands)

	Three Months Ended
	3/31/03	3/31/02
Cash flows from operating activities:
Net income	$28,344	$44,723
Adjustments to reconcile net income to net cash provided from operating activities:
Equity in earnings of Operating Partnership	(33,146)	(50,216)
Investment in Operating Partnership from exercises of options	(2,292)	(9,016)
Operating Partnership distributions received	45,005	56,382
Changes in assets and liabilities:
Decrease in fees receivable	104	372
(Increase) in other assets	(54)	—
(Decrease) in payable to Operating Partnership	(5,160)	(5,571)
Increase in accounts payable and accrued expenses	4,755	5,455
Net cash provided from operating activities	37,556	42,129

Cash flows from financing activities:
Cash distributions to Alliance Holding Partners and Unitholders	(39,848)	(51,145)
Proceeds from options for Alliance Holding Units exercised	2,292	9,016
Net cash (used) in financing activities	(37,556)	(42,129)

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
Notes to Condensed Financial Statements
March 31, 2003

(unaudited)

1.                                       Organization and Bernstein Acquisition

Alliance Capital Management Corporation (“ACMC”), an indirect wholly-owned subsidiary of AXA Financial, Inc. (“AXA Financial”), is the general partner of both Alliance Capital Management Holding L.P. (“Alliance Holding”) and Alliance Capital Management L.P. (“Alliance Capital” or the “Operating Partnership”). AXA Financial is an indirect wholly-owned subsidiary of AXA, which is a holding company for an international group of insurance and related financial services companies.  Alliance Holding is a registered investment advisor under the Investment Advisors Act of 1940.  Alliance Holding Units are publicly traded on the New York Stock Exchange (“NYSE”). Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

At March 31, 2003, Alliance Holding owned approximately 76.9 million, or 30.7%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At March 31, 2003, AXA Financial was the beneficial owner of approximately 1.9% of the outstanding Alliance Holding Units and approximately 54.7% of the outstanding Alliance Capital Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represent an economic interest of approximately 55.7% in the Operating Partnership. At March 31, 2003, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 13.0% of the outstanding Alliance Capital Units.

2.                                       Business Description

The Operating Partnership provides diversified investment management and related services globally to a broad range of clients including (a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and government and affiliates such as AXA and its insurance company subsidiaries, by means of separate accounts, sub-advisory relationships resulting from the efforts of the institutional marketing department, structured products, group trusts, mutual funds and investment vehicles sold exclusively to institutional investors and high net worth individuals, (b) private clients, consisting of high net worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separate accounts, hedge funds and certain other vehicles, (c) individual investors by means of retail mutual funds sponsored by the Operating Partnership, its subsidiaries and affiliated joint venture companies including cash management products such as money market funds and deposit accounts and sub-advisory relationships in respect of mutual funds sponsored by third parties resulting from the efforts of the mutual fund marketing department (“Alliance Mutual Funds”) and managed account products, and (d) institutional investors desiring institutional research services by means of in-depth research, portfolio strategy, trading and brokerage-related services. The Operating Partnership and its subsidiaries provide investment management, distribution and shareholder and administrative services to the Alliance Mutual Funds.

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

3.                                       Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements of Alliance Holding included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) Alliance Holding’s financial position at March 31, 2003, (b) Alliance Holding’s results of operations for the three months ended March 31, 2003 and 2002, and (c) Alliance Holding’s cash flows for the three months ended March 31, 2003 and 2002, have been made.  The preparation of the financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  These statements should be read in conjunction with Alliance Holding’s financial statements for the year ended December 31, 2002.

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

4.                                       Net Income Per Alliance Holding Unit

Basic net income per Alliance Holding Unit is derived by dividing net income by the basic weighted average number of Alliance Holding Units outstanding for each period. Diluted net income per Alliance Holding Unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income — Diluted”) and dividing Net income - Diluted by the total of the basic weighted average number of Alliance Holding Units outstanding for each period and the dilutive Alliance Holding Unit equivalents resulting from outstanding compensatory options.  (In thousands, except per Alliance Holding Unit amounts):

	Three Months Ended
	3/31/03	3/31/02

Net income – Basic	$28,344	$44,723
Additional allocation of equity in earnings of the Operating Partnership resulting from assumed dilutive effect of compensatory options	548	1,893
Net income – Diluted	$28,892	$46,616

Weighted average Alliance Holding Units outstanding - Basic	76,802	75,187
Dilutive effect of compensatory options	2,169	4,707
Weighted average Alliance Holding Units outstanding - Diluted	78,971	79,894

Basic net income per Alliance Holding Unit	$0.37	$0.59
Diluted net income per Alliance Holding Unit	$0.37	$0.58

5.                                       Investment in Operating Partnership

Alliance Holding’s investment in the Operating Partnership for the three month period ended March 31, 2003 was as follows (in thousands):

2003
Investment in Operating Partnership at January 1	$1,236,482
Equity in earnings of Operating Partnership	33,146
Additional investment resulting from exercises of compensatory options	2,292
Distribution received from Operating Partnership	(45,005)
Purchase of Alliance Holding Units to fund deferred compensation plans, net	(416)
Investment in Operating Partnership at March 31	$1,226,499

6.                                       Contingencies

The Operating Partnership’s mutual fund distribution system (the “System”) includes a multi-class share structure. The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares. The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AllianceBernstein Investment Research and Management, Inc. (“ABIRM”) (formerly Alliance Fund Distributors, Inc.) at the time of sale. ABIRM in turn pays sales commissions to the financial intermediaries distributing the funds from the front-end sales charge paid by investors.  For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay CDSC to ABIRM.  While the ABIRM is obligated to pay sales commissions to the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds.  Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received totaled approximately $21.4 million during the first quarter of 2003.

The Operating Partnership’s payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the Operating Partnership’s System are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are expected to be recovered from distribution fees received from those funds and from CDSC received from shareholders of those funds upon redemption of their shares.  CDSC receipts are recorded as reductions of unamortized deferred sales commissions when received.  The amount recorded by the Operating Partnership for the deferred sales commission asset was $469.3 million at March 31, 2003.

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

Significant assumptions utilized to estimate the Operating Partnership’s future average assets under management of Back-End Load Shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices.  At March 31, 2003, the Operating Partnership’s management used assumptions of 7% for fixed income and ranging from 9% to 10% for equity, respectively, to estimate annual market returns.  Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions were determined by reference to actual redemption experience over the three year and five year periods ended March 31, 2003.  The Operating Partnership’s management determined that a range of assumed average annual redemption rates of 15% to 18%, calculated as a percentage of average assets under management of the Operating Partnership, should be used at March 31, 2003.  An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are updated periodically.  Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions.  The Operating Partnership’s management considers the results of these analyses performed at various dates.  As of March 31, 2003, the Operating Partnership’s management determined that the deferred sales commission asset was not impaired.  If the Operating Partnership’s management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

During the first quarter of 2003, equity markets declined by approximately 3% as measured by the change in the Standard & Poor’s 500 Stock Index while fixed income markets increased by approximately 1% as measured by the change in the Lehman Brothers’ Aggregate Bond Index.  The redemption rate for domestic Back-End Load Shares exceeded 22% during the first quarter of 2003.  Continued declines in financial markets or continued higher redemption levels, or both, as compared to the long term assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset.  Due to the volatility of the capital markets and changes in redemption rates, the Operating Partnership’s management is unable to predict whether or when a future impairment of the deferred sales commission asset will occur.  Should an impairment occur, any loss would reduce materially the recorded amount of the Operating Partnership’s asset with a corresponding charge to the Operating Partnership’s expense.  Alliance Holding’s proportionate share of the Operating Partnership’s charge to expense would reduce materially Alliance Holding’s net income.

On April 25, 2001, an amended class action complaint entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al. (“Miller Complaint”), was filed in federal district court in the Southern District of Illinois against Alliance Capital, Alliance Fund Distributors, Inc. (now known as AllianceBernstein Investment Research and Management, Inc. “ABIRM”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty. The allegations in the Miller Complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund (“Premier Growth Fund”), Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the Miller Complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and ABIRM, respectively, are excessive and, therefore, constitute a breach of fiduciary duty.  Plaintiffs seek a recovery of certain fees paid by these funds to Alliance Capital.  On March 12, 2002, the court issued an order granting defendants’ joint motion to dismiss the Miller Complaint.  The court allowed plaintiffs up to and including April 1, 2002 to file an amended complaint comporting with its order.  On April 1, 2002, plaintiffs filed an amended complaint.  The allegations and relief sought in the amended complaint are virtually identical to the Miller Complaint. On May 1, 2002, defendants filed a motion to dismiss the amended complaint. In an order dated March 6, 2003, the court denied in part, and granted in part, defendants’ motion to dismiss. The court declined to dismiss plaintiffs’ claims that certain advisory and distribution fees paid to Alliance Capital and ABIRM, respectively, were excessive in violation of section 36 (b) of the ICA.  The court dismissed plaintiffs’ claims that certain distribution plans were adopted in violation of the ICA.

Alliance Capital and ABIRM believe that plaintiffs’ allegations in the amended complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance Capital and ABIRM are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

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

On September 12, 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. (“Jaffe Complaint”) was filed in federal district court in the Southern District of New York against Alliance Capital, Alfred Harrison and Premier Growth Fund alleging violation of the ICA.  The Jaffe Complaint alleges that the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in the securities of Enron and that the agreements between Premier Growth Fund and Alliance Capital violated the ICA because all of the directors of Premier Growth Fund should be deemed interested under the ICA.  Plaintiff seeks damages equal to Premier Growth Fund’s losses as a result of Premier Growth Fund’s investment in shares of Enron and a recovery of all fees paid to Alliance Capital beginning November 1, 2000. On March 24, 2003, the court granted Alliance Capital’s motion to transfer the Jaffe Complaint to the United States District Court for the District of New Jersey to be consolidated with the Benak v. Alliance Capital Management L.P. action already pending there.

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

7.                                       Compensatory Unit Award and Option Plans

The Operating Partnership adopted in 2002 the fair value method of recording compensation expense, on a prospective basis and using a straight-line amortization policy, relating to compensatory option awards of Alliance Holding Units as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Compensation expense relating to unit option awards granted after 2001 recognized in the Operating Partnership’s net income totaled approximately $.7 million for the three months ended March 31, 2003.  As a result, Alliance Holding’s income derived from its interest in the Operating Partnership was decreased by approximately $.2 million for the three months ended March 31, 2003.

The Operating Partnership applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for compensatory Unit option awards made prior to 2002 and, accordingly, no compensation expense has been recognized for those options since they were granted with exercise prices equal to the fair market value on the date of grant.  Had the Operating Partnership recorded compensation expense for those options based on the fair value at their grant date under SFAS 123, Alliance Holding’s income derived from its interest in the Operating Partnership would have decreased and Alliance Holding’s net income and net income per Alliance Holding Unit would have been reduced to the pro forma amounts indicated below (in thousands, except per Alliance Holding Unit amounts):

	Three Months Ended
	3/31/03	3/31/02

SFAS 123 pro forma net income:
Net income as reported	$28,344	$44,723
Add: stock-based compensation expense included in net income, net of tax	177	—
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of tax	(728)	(1,247)
SFAS 123 pro forma net income	$27,793	$43,476

Net income per Unit:
Basic net income per unit as reported	$0.37	$0.59
Basic net income per unit pro forma	$0.36	$0.58
Diluted net income per unit as reported	$0.37	$0.58
Diluted net income per unit pro forma	$0.36	$0.57

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected Alliance Holding Unit price volatility. Because compensatory employee options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of compensatory options.

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

9.                                       Supplemental Cash Flow and Noncash Investing and Financing Activities Information

	Three Months Ended
	3/31/03	3/31/02
	(In thousands)
Cash payments for income taxes were as follows:

Income taxes	$—	$5,740

Noncash investing and financing activities were as follows:

Change in proportionate share of the Operating Partnership’s partners’ capital:
Investment in Operating Partnership	$—	$(96)
Partners’ capital	—	(96)

10.                                 Cash Distribution

On April 29, 2003, the General Partner declared a distribution of $28,463,000 or $0.37 per Alliance Holding Unit representing a distribution from Available Cash Flow (as defined in the Alliance Holding Partnership Agreement) of Alliance Holding for the three months ended March 31, 2003. The distribution is payable on May 22, 2003 to holders of record at close of business on May 9, 2003.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Alliance Holding unaudited condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes and management’s discussion and analysis of financial condition and results of operations of the Operating Partnership included as an exhibit to this quarterly report on Form 10-Q and Alliance Holding’s financial statements and notes and management’s discussion and analysis of financial condition and results of operations included in Alliance Holding’s Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

(Dollars in millions,	Three Months Ended
except per Alliance Holding Unit amounts)	3/31/03	3/31/02	% Change
Equity in earnings of Operating Partnership	$33.1	$50.2	(34.1)%
Income taxes	4.8	5.5	(12.7)
Net income	$28.3	$44.7	(36.7)
Diluted net income per Unit	$0.37	$0.58	(36.2)

Base fee earnings per Unit	$0.36	$0.57	(36.8)
Performance fee earnings per Unit	0.01	0.01	n/a
Diluted net income per Unit	$0.37	$0.58	(36.2)

Distributions per Unit	$0.37	$0.59	(37.3)%

Net income for the three months ended March 31, 2003 decreased $16.4 million or $0.21 diluted net income per Alliance Holding Unit to $28.3 million or $0.37 diluted net income per Alliance Holding Unit from net income of $44.7 million or $0.58 diluted net income per Alliance Holding Unit for the three months ended March 31, 2002. The decrease reflects equity in lower earnings of the Operating Partnership due principally to a decrease in the Operating Partnership’s revenues, notwithstanding a decrease in expenses.

CAPITAL RESOURCES AND LIQUIDITY

Alliance Holding’s partners’ capital was $1,220.9 million at March 31, 2003, a decrease of $9.6 million or 0.8% from $1,230.5 million at December 31, 2002. The decrease is primarily due to cash distributions of $39.8 million to Unitholders in respect of Alliance Holding’s Available Cash Flow (as defined in the Alliance Holding Partnership Agreement) for the fourth quarter of 2002 paid in the first quarter of 2003 offset by net income of $28.3 million.

At March 31, 2003, Alliance Holding owned approximately 76.9 million, or 30.7%, of the issued and outstanding Alliance Capital Units. Alliance Holding’s principal sources of income and cash flow are attributable to its ownership interest in the Operating Partnership. Alliance Holding is required to distribute all of its Available Cash Flow, as defined in the Alliance Holding Partnership Agreement, to its Partners and Alliance Holding Unitholders. To the extent there are temporary cash shortfalls due to the timing of tax payments and the receipt of quarterly distributions, short-term loans will be extended to Alliance Holding by the Operating Partnership.

Management believes that the cash flow from its ownership of Units of the Operating Partnership, together with the short-terms loans discussed above, will provide Alliance Holding with the financial resources to meet its capital requirements.

CONTINGENCIES

See “Note 6.  Contingencies” of the unaudited condensed financial statements contained in Item 1 of this Form 10-Q.

CASH DISTRIBUTIONS

Alliance Holding’s principal sources of income and cash flow are attributable to its ownership of approximately 30.7% of the issued and outstanding Alliance Capital Units. Alliance Holding is required to distribute all of its Available Cash Flow to its Partners and Alliance Holding Unitholders. Alliance Holding’s Available Cash Flow and distributions per Alliance Holding Unit for the three months ended March 31, 2003 and 2002, were as follows:

	Three Months Ended
	3/31/03	3/31/02
Available Cash Flow (in thousands)	$28,463	$44,549
Distributions per Alliance Holding Unit	$0.37	$0.59

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

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Alliance Holding’s market risk for the quarterly period ended March 31, 2003.

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

Part II

OTHER INFORMATION

Item 1.             Legal Proceedings

On April 25, 2001, an amended class action complaint entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al. (“Miller Complaint”), was filed in federal district court in the Southern District of Illinois against Alliance Capital Management L.P. (“Alliance Capital” or the “Operating Partnership”), Alliance Fund Distributors, Inc. (now known as AllianceBernstein Investment Research and Management, Inc. “ABIRM”), and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty. The allegations in the Miller Complaint concern six mutual funds with which Alliance Capital has investment advisory agreements, including Alliance Premier Growth Fund (“Premier Growth Fund”), Alliance Health Care Fund, Alliance Growth Fund, Alliance Quasar Fund, Alliance Fund, and Alliance Disciplined Value Fund. The principal allegations of the Miller Complaint are that (i) certain advisory agreements concerning these funds were negotiated, approved, and executed in violation of the ICA, in particular because certain directors of these funds should be deemed interested under the ICA; (ii) the distribution plans for these funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and ABIRM, respectively, are excessive and, therefore, constitute a breach of fiduciary duty.  Plaintiffs seek a recovery of certain fees paid by these funds to Alliance Capital.  On March 12, 2002, the court issued an order granting defendants’ joint motion to dismiss the Miller Complaint.  The court allowed plaintiffs up to and including April 1, 2002 to file an amended complaint comporting with its order.  On April 1, 2002, plaintiffs filed an amended complaint.  The allegations and relief sought in the amended complaint are virtually identical to the Miller Complaint. On May 1, 2002, defendants filed a motion to dismiss the amended complaint. In an order dated March 6, 2003, the court denied in part, and granted in part, defendants’ motion to dismiss. The court declined to dismiss plaintiffs’ claims that certain advisory and distribution fees paid to Alliance Capital and ABIRM, respectively, were excessive in violation of section 36 (b) of the ICA.  The court dismissed plaintiffs’ claims that certain distribution plans were adopted in violation of the ICA.

Alliance Capital and ABIRM believe that plaintiffs’ allegations in the amended complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance Capital and ABIRM are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

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

On September 12, 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. (“Jaffe Complaint”) was filed in federal district court in the Southern District of New York against Alliance Capital, Alfred Harrison and Premier Growth Fund alleging violation of the ICA.  The Jaffe Complaint alleges that the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in the securities of Enron and that the agreements between Premier Growth Fund and Alliance Capital violated the ICA because all of the directors of Premier Growth Fund should be deemed interested under the ICA.  Plaintiff seeks damages equal to Premier Growth Fund’s losses as a result of Premier Growth Fund’s investment in shares of Enron and a recovery of all fees paid to Alliance Capital beginning November 1, 2000. On March 24, 2003, the court granted Alliance Capital’s motion to transfer the Jaffe Complaint to the United States District Court for the District of New Jersey to be consolidated with the Benak v. Alliance Capital Management L.P. action already pending there.

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

None.

Item 5.             Other Information

None.

Item 6.             Exhibits and Reports on Form 8-K

(a)                                  Exhibits

13.2                           Pages 1 through 22 of the Alliance Capital Management L.P. quarterly report on Form 10-Q for the quarterly period ended March 31, 2003.

15                                    Independent Accountants’ Review Report

99.1                           Certification of Mr. Calvert pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                           Certification of Mr. Joseph pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

On May 13, 2003 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated May 13, 2003.

On May 5, 2003 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated April 29, 2003 and their First Quarter 2003 Review dated April 29, 2003.

On April 11, 2003 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release issued April 11, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Dated: May 12, 2003	By:	Alliance Capital Management Corporation, its General Partner

	By:	/s/ Robert H. Joseph, Jr.
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

Date: May 8, 2003	/s/ Bruce W. Calvert
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

Date: May 8, 2003	/s/ Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer Alliance Capital Management Corporation