Form 10-Q
period 2003-06-30
ALLIANCE CAPITAL MANAGEMENT HOLDING LP
filed 2003-08-13
CIK 825313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2003

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File No.   001-9818

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3434400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of units representing assignments of beneficial ownership of limited partnership interests* outstanding as of June 30, 2003 was 77,292,682.

* includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Part I

FINANCIAL INFORMATION

Item 1.             Financial Statements

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Financial Condition

(unaudited)

(in thousands)

	6/30/03	12/31/02
ASSETS

Fees receivable	$893	$1,064
Investment in Operating Partnership	1,244,437	1,236,482
Other assets	40	—
Total assets	$1,245,370	$1,237,546

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to Operating Partnership	$6,775	$6,723
Accounts payable and accrued expenses	345	280
Total liabilities	7,120	7,003

Partners’ capital	1,238,250	1,230,543
Total liabilities and partners’ capital	$1,245,370	$1,237,546

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Income

(unaudited)

(in thousands, except per Unit amounts)

	Three Months Ended		Six Months Ended
	6/30/03	6/30/02	6/30/03	6/30/02

Equity in earnings of Operating Partnership	$45,108	$49,605	$78,254	$99,821

Income taxes	5,213	5,786	10,015	11,279

Net income	$39,895	$43,819	$68,239	$88,542

Net income per Alliance Holding Unit:
Basic	$0.52	$0.58	$0.89	$1.17
Diluted	$0.51	$0.57	$0.88	$1.15

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of
Changes in Partners’ Capital
and Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	6/30/03	6/30/02	6/30/03	6/30/02

Partners’ capital - beginning of period	$1,220,915	$1,226,160	$1,230,543	$1,222,037
Comprehensive income:
Net income	39,895	43,819	68,239	88,542
Comprehensive income	39,895	43,819	68,239	88,542
Change in proportionate share of the Operating Partnership’s partners’ capital	—	(9)	—	(105)
Cash distributions to Alliance Holding Partners and Unitholders	(28,478)	(44,620)	(68,326)	(95,765)
Purchase of Alliance Holding Units to fund deferred compensation plans, net	(520)	—	(936)	1,625
Proceeds from options for Alliance Holding Units exercised	6,438	7,780	8,730	16,796
Partners’ capital - end of period	$1,238,250	$1,233,130	$1,238,250	$1,233,130

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	6/30/03	6/30/02
Cash flows from operating activities:
Net income	$68,239	$88,542
Adjustments to reconcile net income to net cash provided from operating activities:
Equity in earnings of Operating Partnership	(78,254)	(99,821)
Investment in Operating Partnership from exercises of options	(8,730)	(16,796)
Operating Partnership distributions received	78,093	107,054
Changes in assets and liabilities:
Decrease in fees receivable	171	374
(Increase) in other assets	(40)	—
(Decrease) increase in payable to Operating Partnership	52	(303)
(Decrease) increase in accounts payable and accrued expenses	65	(81)
Net cash provided from operating activities	59,596	78,969

Cash flows from financing activities:
Cash distributions to Alliance Holding Partners and Unitholders	(68,326)	(95,765)
Proceeds from options for Alliance Holding Units exercised	8,730	16,796
Net cash (used in) financing activities	(59,596)	(78,969)

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Notes to Condensed Financial Statements

June 30, 2003

(unaudited)

1.                    Organization

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

At June 30, 2003, Alliance Holding owned approximately 77.3 million or 30.8%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At June 30, 2003, AXA Financial was the beneficial owner of approximately 55.2% of the outstanding Alliance Capital Units (including those held indirectly through its ownership of 1.9% of the outstanding Alliance Holding Units), which, including the general partnership interests in the Operating Partnership and Alliance Holding, represent an economic interest of approximately 55.7% in the Operating Partnership.  At June 30, 2003, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 13.0% of the outstanding Alliance Capital Units.

2.                    Business Description

The Operating Partnership provides diversified investment management and related services globally to a broad range of clients including (a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and government and affiliates such as AXA and its insurance company subsidiaries, by means of separate accounts, sub-advisory relationships resulting from the efforts of the institutional marketing department, structured products, group trusts, mutual funds, and investment vehicles sold exclusively to institutional investors and high net worth individuals, (b) private clients, consisting of high net worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separate accounts, hedge funds and certain other vehicles, (c) individual investors by means of retail mutual funds sponsored by the Operating Partnership, its subsidiaries and affiliated joint venture companies including cash management products such as money market funds and deposit accounts, sub-advisory relationships in respect of mutual funds sponsored by third parties resulting from the efforts of the mutual fund marketing department (“Alliance Mutual Funds”) and managed account products, and (d) institutional investors desiring institutional research services by means of in-depth research, portfolio strategy, trading and brokerage-related services.  The Operating Partnership and its subsidiaries provide investment management, distribution and shareholder and administrative services to the Alliance Mutual Funds.

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

3.                    Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements of Alliance Holding included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) Alliance Holding’s financial position at June 30, 2003, (b) Alliance Holding’s results of operations for the three months and six months ended June 30, 2003 and 2002, and (c) Alliance Holding’s cash flows for the six months ended June 30, 2003 and 2002, have been made. The preparation of the financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  These statements should be read in conjunction with Alliance Holding’s financial statements for the year ended December 31, 2002.

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

4.                    Net Income Per Alliance Holding Unit

Basic net income per Alliance Holding Unit is derived by dividing net income by the basic weighted average number of Alliance Holding Units outstanding for each period. Diluted net income per Alliance Holding Unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income – Diluted”) and dividing Net income – Diluted by the total of the basic weighted average number of Alliance Holding Units outstanding for each period and the dilutive Alliance Holding Unit equivalents resulting from outstanding compensatory options. (in thousands, except per Alliance Holding Unit amounts):

	Three Months Ended		Six Months Ended
	6/30/03	6/30/02	6/30/03	6/30/02

Net income – Basic	$39,895	$43,819	$68,239	$88,542
Additional allocation of equity in earnings of the Operating Partnership resulting from assumed dilutive effect of compensatory options	904	1,577	1,417	3,478
Net income – Diluted.	$40,799	$45,396	$69,656	$92,020

Weighted average Alliance Holding Units outstanding - Basic	77,069	75,836	76,936	75,512
Dilutive effect of compensatory options	2,561	3,927	2,360	4,328
Weighted average Alliance Holding Units outstanding - Diluted	79,630	79,763	79,296	79,840

Basic net income per Alliance Holding Unit	$0.52	$0.58	$0.89	$1.17
Diluted net income per Alliance Holding Unit	$0.51	$0.57	$0.88	$1.15

5.                    Investment in Operating Partnership

Alliance Holding’s investment in the Operating Partnership for the six month period ended June 30, 2003 was as follows (in thousands):

Investment in Operating Partnership at January 1	$1,236,482
Equity in earnings of Operating Partnership	78,254
Additional investment resulting from exercises of compensatory options	8,730
Distributions received from Operating Partnership	(78,093)
Purchase of Alliance Holding Units to fund deferred compensation plans, net	(936)

Investment in Operating Partnership at June 30, 2003	$1,244,437

6.                    Contingencies

The Operating Partnership’s mutual fund distribution system (the “System”) includes a multi-class share structure.  The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares.  The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AllianceBernstein Investment Research and Management, Inc. (“ABIRM”) at the time of sale.  ABIRM in turn pays sales commissions to the financial intermediaries distributing the funds from the front-end sales charge paid by investors.  For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay CDSC to ABIRM.  While ABIRM is obligated to pay sales commissions to the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds.  Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, totaled approximately $61.0 million during the six month periods ended June 30, 2003.

The Operating Partnership’s payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the Operating Partnership’s System are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are expected to be recovered from distribution fees received from those funds and from CDSC received from shareholders of those funds upon redemption of their shares.  CDSC receipts are recorded as reductions of unamortized deferred sales commissions when received.  The amount recorded by the Operating Partnership for the deferred sales commission asset was $456.5 million at June 30, 2003.

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

Significant assumptions utilized to estimate the Operating Partnership’s future average assets under management of Back-End Load Shares include expected future market levels and redemption rates.  Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices.  At June 30, 2003, the Operating Partnership’s management used assumptions of 7% for fixed income and ranging from 9% to 10% for equity, respectively, to estimate annual market returns.

Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows.  Future redemption rate assumptions were determined by reference to actual redemption experience over the three year and five year periods ended June 30, 2003.  The Operating Partnership’s management determined that a range of assumed average annual redemption rates of 15% to 18%, calculated as a percentage of average assets under management of the Operating Partnership, should be used at June 30, 2003.  An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows.  These assumptions are updated periodically.  Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions.  The Operating Partnership’s management considers the results of these analyses performed at various dates.  As of June 30, 2003, the Operating Partnership’s management determined that the deferred sales commission asset was not impaired.  If the Operating Partnership’s management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value.  Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

During the three month and six month periods ended June 30, 2003, equity markets increased by approximately 15% and 11%, respectively, as measured by the change in the Standard & Poor’s 500 Stock Index while fixed income markets increased by approximately 3% and 4%, respectively, as measured by the change in the Lehman Brothers’ Aggregate Bond Index.  The redemption rate for domestic Back-End Load Shares exceeded 18% and 20% during the three month and six month periods ended June 30, 2003, respectively. Declines in financial markets or continued higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset.  Due to the volatility of the capital markets and changes in redemption rates, the Operating Partnership’s management is unable to predict whether or when a future impairment of the deferred sales commission asset will occur.  Should an impairment occur, any loss would reduce materially the recorded amount of the Operating Partnership’s asset with a corresponding charge to the Operating Partnership’s expense.  Alliance Holding’s proportionate share of the Operating Partnership’s charge to expense would reduce materially Alliance Holding’s net income.

On April 25, 2001, an amended class action complaint entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al. (“Amended Complaint”), was filed in federal district court in the Southern District of Illinois against Alliance Capital, Alliance Fund Distributors, Inc.  (now known as AllianceBernstein Investment Research and Management, Inc. “ABIRM”) and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty. The principal allegations of the Amended Complaint were that (i) certain advisory agreements concerning certain funds managed by Alliance Capital were negotiated, approved, and executed in violation of the ICA; (ii) the distribution plans for certain funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and ABIRM, respectively, with respect to these funds were excessive and constituted a breach of fiduciary duty. Plaintiffs sought recovery of excessive advisory and distribution fees paid by these funds to Alliance Capital and ABIRM.  On March 12, 2002, the court issued an order granting defendants’ motion to dismiss the Amended Complaint.  On April 1, 2002, plaintiffs filed a second amended class action complaint (“Second Amended Complaint”). Named as individual plaintiffs in the Second Amended Complaint were shareholders of the Alliance Premier Growth Fund, the Alliance Quasar Fund, and the Alliance Growth and Income Fund.  These plaintiffs sought to bring class action claims on behalf of all shareholders of all funds in the purported “Alliance Fund Complex”, defined as approximately three dozen funds governed by a common board of directors or trustees.  The substantive allegations and relief sought in the Second Amended Complaint were virtually identical to the Amended Complaint.  On May 1, 2002, defendants filed a motion to dismiss the Second Amended Complaint.  In an order dated March 6, 2003, the court denied in part, and granted in part, defendants’ motion to dismiss.  The court declined to dismiss plaintiffs’ claims that certain advisory and distribution fees paid to Alliance Capital and ABIRM, respectively, were excessive in violation of section 36(b) of the ICA.  The court dismissed plaintiffs’ claims that certain distribution plans were adopted in violation of the ICA. On July 23, 2003, the parties filed a stipulation providing that plaintiffs would not seek to certify the case  as a class action. On July 28, 2003, plaintiffs filed a motion for leave to file a third amended complaint (“Third Amended Complaint”).  Named as individual plaintiffs in the proposed Third Amended Complaint are shareholders of the Alliance Premier Growth Fund, the Alliance Quasar Fund, the Alliance Growth and Income Fund, the Alliance Corporate Bond Fund, the AllianceBernstein Growth Fund, the AllianceBernstein Balanced Shares Fund, and the AllianceBernstein Americas Government Income Trust.  The allegations and relief sought in the Third Amended Complaint are virtually identical to the Second Amended Complaint, except plaintiffs now specifically seek recovery of excessive advisory and distribution fees paid by these seven funds to Alliance Capital and ABIRM, respectively, for the period commencing one year prior to the filing of the Amended Complaint in April 2001 through the date of final judgment after trial, a time period likely to exceed four years. The case is currently in discovery.

Alliance Capital and ABIRM believe that plaintiffs’ allegations in the Second Amended Complaint and proposed Third Amended Complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance Capital and ABIRM are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

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

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital. The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933, as amended (“Securities Act”) with respect to a registration statement filed by Enron and effective with the S EC on July 18, 2001, which was used to sell $1.9 billion Enron Corp. Zero Coupon Convertible Notes due 2021. Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and who was and remains a director of the General Partner of Alliance Capital, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement. Plaintiffs seek rescission or a rescissionary measure of damages. The Enron Complaint specifically states that “[n]o allegations of fraud are made against or directed at” Alliance Capital. On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it.  On March 12, 2003, that motion was denied.  The case is currently in discovery.

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

On August 9, 2003, the Securities and Exchange Board of India ordered that Samir C. Arora, a former research analyst/portfolio manager of Alliance Capital, refrain from buying, selling or dealing in Indian securities. Until August 4, 2003, when Mr. Arora announced his resignation from Alliance Capital, he served as head of Asian emerging markets equities and a fund manager of Alliance Capital Asset Management (India) Pvt. Ltd. (“ACAML”), a fund management company 75% owned by Alliance Capital. The order states that Mr. Arora relied on unpublished price sensitive information in making certain investment decisions on behalf of certain clients of ACAML and Alliance Capital, that there were failures to make required disclosures regarding the size of certain equity holdings, and that Mr. Arora tried to influence the sale of Alliance Capital’s stake in ACAML. Mr. Arora will have the opportunity to contest the findings in the order by filing objections and at a personal hearing scheduled for August 28, 2003.

Alliance Capital is reviewing this matter, and at the present time management of Alliance Capital does not believe its outcome will have a material impact on Alliance Capital’s results of operations or financial condition.

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

7.                    Compensatory Unit Award and Option Plans

The Operating Partnership adopted in 2002 the fair value method of recording compensation expense, on a prospective basis and using a straight-line amortization policy, relating to compensatory option awards of Alliance Holding Units as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Compensation expense relating to unit option awards granted after 2001 recognized in the Operating Partnership’s net income totaled approximately $0.7 million and $1.4 million for the three month and six month periods ended June 30, 2003.  As a result, Alliance Holding’s income derived from its interest in the Operating Partnership was decreased by approximately $0.6 million and $1.2 million for the three month and six month periods ended June 30, 2003.

The Operating Partnership applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for compensatory unit option awards made prior to 2002 and, accordingly, no compensation expense has been recognized for those options since they were granted with exercise prices equal to the fair market value of the Alliance Holding Units on the date of grant.  Had the Operating Partnership recorded compensation expense for those options based on the fair value at their grant date under SFAS 123, Alliance Holding’s income derived from its interest in the Operating Partnership would have decreased and Alliance Holding’s net income and net income per Alliance Holding Unit for the three month and six month periods ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below (in thousands, except per Alliance Holding Unit amounts):

	Three Months Ended		Six Months Ended
	6/30/03	6/30/02	6/30/03	6/30/02
SFAS 123 pro forma net income:
Net income as reported	$39,895	$43,819	$68,239	$88,542
Add: stock-based compensation expense included in net income, net of tax	184	—	362	—
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of tax	(790)	(1,264)	(1,522)	(2,511)
SFAS 123 pro forma net income	$39,289	$42,555	$67,079	$86,031

Net income per Unit:
Basic net income per unit as reported	$0.52	$0.58	$0.89	$1.17
Basic net income per unit pro forma	$0.51	$0.56	$0.87	$1.14
Diluted net income per unit as reported	$0.51	$0.57	$0.88	$1.15
Diluted net income per unit pro forma	$0.50	$0.55	$0.86	$1.12

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

9.                    Supplemental Cash Flow And Noncash Investing And Financing Activities Information

	Three Months Ended		Six Months Ended
	6/30/03	6/30/02	6/30/03	6/30/02
	(in thousands)
Cash payments for income taxes were as follows:
Income taxes	$9,990	$5,552	$9,990	$11,292

Noncash investing and financing activities were as follows:

Change in proportionate share of the Operating Partnership’s partners’ capital:

Investment in Operating Partnership	$—	$(9)	$—	$(105)
Partners’ capital	—	(9)	—	(105)

10.              Cash Distribution

On July 29, 2003, the General Partner declared a distribution of $39,419,000 or $0.51 per Alliance Holding Unit representing a distribution from Available Cash Flow (as defined in the Alliance Holding Partnership Agreement) of Alliance Holding for the three months ended June 30, 2003. The distribution is payable on August 18, 2003 to holders of record at the close of business on August 8, 2003.

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

RESULTS OF OPERATIONS

(Dollars in millions, except per Alliance Holding Unit amounts)	Three Months Ended			Six Months Ended
	6/30/03	6/30/02	% Change	6/30/03	6/30/02	% Change
Equity in earnings of Operating Partnership	$45.1	$49.6	(9.1)%	$78.2	$99.8	(21.6)%
Income taxes	5.2	5.8	(10.3)	10.0	11.3	(11.5)
Net income	$39.9	$43.8	(8.9)	$68.2	$88.5	(22.9)
Diluted net income per unit	$0.51	$0.57	(10.5)	$0.88	$1.15	(23.5)

Base fee earnings per Unit(1)	$0.48	$0.55	(12.7)	$0.84	$1.11	(24.3)
Performance fee earnings per Unit(1)	0.03	0.02	50.0	0.04	0.04	—
Diluted net income per Unit	$0.51	$0.57	(10.5)	$0.88	$1.15	(23.5)

Distributions per Unit	$0.51	$0.58	(12.1)%	$0.88	$1.17	(24.8)%

(¹)                                      Indicates the relative contributions of base fee and performance fee earnings to net income.  Management provides these measures because performance fee earnings can vary significantly from quarter to quarter.

Net income for the three months ended June 30, 2003 decreased $3.9 million or $0.06 diluted net income per Alliance Holding Unit from net income of $43.8 million or $0.57 diluted net income per Alliance Holding Unit for the three months ended June 30, 2002.  The decrease reflects equity in lower earnings of the Operating Partnership due principally to a decrease in the Operating Partnership’s revenues, notwithstanding a decrease in expenses, resulting in a decline in the Operating Partnership’s net income.

Net income for the six months ended June 30, 2003 decreased $20.3 million or $0.27 diluted net income per Alliance Holding Unit from net income of $88.5 million or $1.15 per Alliance Holding Units for the six months ended June 30, 2002. The decrease reflects equity in lower earnings of the Operating Partnership due principally to a decrease in the Operating Partnership’s revenues, notwithstanding a decrease in expenses, resulting in a decline in the Operating Partnership’s net income.

CAPITAL RESOURCES AND LIQUIDITY

Alliance Holding’s partners’ capital was $1,238.3 million at June 30, 2003, an increase of $17.4 million or 1.4% from March 31, 2003 and an increase of $7.8 million or 0.6% from $1,230.5 million at December 31, 2002. The increases are primarily due to net income and proceeds from options exercised for Alliance Holding Units offset by cash distributions to Unitholders in respect of Alliance Holding’s Available Cash Flow (as defined in the Alliance Holding Partnership Agreement) for the fourth quarter of 2002 and first quarter of 2003 paid in first and second quarter of 2003, respectively.

At June 30, 2003, Alliance Holding owned approximately 77.3 million or 30.8% of the issued and outstanding Alliance Capital Units. Alliance Holding’s principal sources of income and cash flow are attributable to its ownership interest in the Operating Partnership. Alliance Holding is required to distribute all of its Available Cash Flow, as defined in the Alliance Holding Partnership Agreement, to its Partners and Alliance Holding Unitholders. To the extent there are temporary cash shortfalls due to the timing of tax payments and the receipt of quarterly distributions, short-term loans will be extended to Alliance Holding by the Operating Partnership.

Management believes that the cash flow from its ownership of Units of the Operating Partnership, together with the short-term loans discussed above, will provide Alliance Holding with the financial resources to meet its capital requirements.

CONTINGENCIES

See “Note 6.Contingencies” of the unaudited condensed financial statements contained in Item 1 of this Form 10-Q.

CASH DISTRIBUTIONS

Alliance Holding’s principal sources of income and cash flow are attributable to its ownership of approximately 30.8% of the issued and outstanding Alliance Capital Units. Alliance Holding is required to distribute all of its Available Cash Flow to its Partners and Alliance Holding Unitholders. Alliance Holding’s Available Cash Flow and distributions per Alliance Holding Unit for the three month and six month periods ended June 30, 2003 and 2002, were as follows:

	Three Months Ended		Six Months Ended
	6/30/03	6/30/02	6/30/03	6/30/02
Available Cash Flow (in thousands)	$39,419	$44,081	$67,897	$88,702
Distribution per Alliance Holding Unit	$0.51	$0.58	$0.88	$1.17

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

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Alliance Holding’s market risk for the quarterly period ended June 30, 2003.

Item 4.             Controls and Procedures

Based on an evaluation of the effectiveness of Alliance Holding’s disclosure controls and procedures, Alliance Holding’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of June 30, 2003. In connection with such evaluation, no change in Alliance Holding’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, Alliance Holding’s internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.                                                             Legal Proceedings

On April 25, 2001, an amended class action complaint entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al. (“Amended Complaint”), was filed in federal district court in the Southern District of Illinois against Alliance Capital Management L.P. (“Alliance Capital”), Alliance Fund Distributors, Inc. (now known as AllianceBernstein Investment Research and Management, Inc. “ABIRM”) and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty. The principal allegations of the Amended Complaint were that (i) certain advisory agreements concerning certain funds managed by Alliance Capital were negotiated, approved, and executed in violation of the ICA; (ii) the distribution plans for certain funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and ABIRM, respectively, with respect to these funds were excessive and constituted a breach of fiduciary duty. Plaintiffs sought recovery of excessive advisory and distribution fees paid by these funds to Alliance Capital and ABIRM.  On March 12, 2002, the court issued an order granting defendants’ motion to dismiss the Amended Complaint.  On April 1, 2002, plaintiffs filed a second amended class action complaint (“Second Amended Complaint”). Named as individual plaintiffs in the Second Amended Complaint were shareholders of the Alliance Premier Growth Fund, the Alliance Quasar Fund, and the Alliance Growth and Income Fund.  These plaintiffs sought to bring class action claims on behalf of all shareholders of all funds in the purported “Alliance Fund Complex”, defined as approximately three dozen funds governed by a common board of directors or trustees.  The substantive allegations and relief sought in the Second Amended Complaint were virtually identical to the Amended Complaint.  On May 1, 2002, defendants filed a motion to dismiss the Second Amended Complaint.  In an order dated March 6, 2003, the court denied in part, and granted in part, defendants’ motion to dismiss.  The court declined to dismiss plaintiffs’ claims that certain advisory and distribution fees paid to Alliance Capital and ABIRM, respectively, were excessive in violation of section 36(b) of the ICA.  The court dismissed plaintiffs’ claims that certain distribution plans were adopted in violation of the ICA. On July 23, 2003, the parties filed a stipulation providing that plaintiffs would not seek to certify the case as a class action. On July 28, 2003, plaintiffs filed a motion for leave to file a third amended complaint (“Third Amended Complaint”).  Named as individual plaintiffs in the proposed Third Amended Complaint are shareholders of the Alliance Premier Growth Fund, the Alliance Quasar Fund, the Alliance Growth and Income Fund, the Alliance Corporate Bond Fund, the AllianceBernstein Growth Fund, the AllianceBernstein Balanced Shares Fund, and the AllianceBernstein Americas Government Income Trust.  The allegations and relief sought in the Third Amended Complaint are virtually identical to the Second Amended Complaint, except plaintiffs now specifically seek recovery of excessive advisory and distribution fees paid by these seven funds to Alliance Capital and ABIRM, respectively, for the period commencing one year prior to the filing of the Amended Complaint in April 2001 through the date of final judgment after trial, a time period likely to exceed four years.  The case is currently in discovery.

Alliance Capital and ABIRM believe that plaintiffs’ allegations in the Second Amended Complaint and proposed Third Amended Complaint are without merit and intend to vigorously defend against these allegations. At the present time, management of Alliance Capital and ABIRM are unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On December 7, 2001, a complaint entitled Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Benak Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund alleging violation of the ICA. The principal allegations of the Benak Complaint are that Alliance Capital breached its duty of loyalty to Premier Growth Fund because one of the directors of the General Partner of Alliance Capital served as a director of Enron Corp. (“Enron”) when Premier Growth Fund purchased shares of Enron and as a consequence thereof the investment advisory fees paid to Alliance Capital by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff alleges were caused by the alleged breach of the duty of loyalty. Plaintiff seeks recovery of certain fees paid by Premier Growth Fund to Alliance Capital.  Subsequently, between December 21, 2001 and July 11, 2002, five complaints making substantially the same allegations and seeking substantially the same relief as the Benak Complaint were filed against Alliance Capital and Premier Growth Fund.  All of those actions were consolidated in federal district court in the District of New Jersey.  On January 6, 2003, a consolidated amended complaint entitled Benak v. Alliance Capital Management L.P. was filed containing allegations similar to those in the individual complaints and alleging violation of the ICA.  While the Benak Consolidated Amended Complaint seeks relief similar to that requested in the individual actions, it does not name Premier Growth Fund as a defendant.  On February 7, 2003, Alliance Capital moved to dismiss the Benak Consolidated Amended Complaint.  That motion is pending.

Alliance Capital believes the plaintiffs’ allegations in the Benak Consolidated Amended Complaint are without merit and intends to vigorously defend against these allegations. At the present time, management of Alliance Capital is unable to estimate the impact, if any, that the outcome of these actions may have on Alliance Capital’s results of operations or financial condition.

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital. The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933, as amended (“Securities Act”) with respect to a registration statement filed by Enron and effective with the Securities and Exchange Commission on July 18, 2001, which was used to sell $1.9 billion Enron Corp. Zero Coupon Convertible Notes due 2021. Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and who was and remains a director of the General Partner of Alliance Capital, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement. Plaintiffs seek rescission or a rescissionary measure of damages. The Enron Complaint specifically states that “[n]o allegations of fraud are made against or directed at” Alliance Capital. On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it.  On March 12, 2003, that motion was denied. The case is currently in discovery.

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

On August 9, 2003, the Securities and Exchange Board of India ordered that Samir C. Arora, a former research analyst/portfolio manager of Alliance Capital, refrain from buying, selling or dealing in Indian securities. Until August 4, 2003, when Mr. Arora announced his resignation from Alliance Capital, he served as head of Asian emerging markets equities and a fund manager of Alliance Capital Asset Management (India) Pvt. Ltd. (“ACAML”), a fund management company 75% owned by Alliance Capital. The order states that Mr. Arora relied on unpublished price sensitive information in making certain investment decisions on behalf of certain clients of ACAML and Alliance Capital, that there were failures to make required disclosures regarding the size of certain equity holdings, and that Mr. Arora tried to influence the sale of Alliance Capital’s stake in ACAML. Mr. Arora will have the opportunity to contest the findings in the order by filing objections and at a personal hearing scheduled for August 28, 2003.

Alliance Capital is reviewing this matter, and at the present time management of Alliance Capital does not believe its outcome will have a material impact on Alliance Capital’s results of operations or financial condition.

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

None.

Item 3.                                                             Defaults Upon Senior Securities

None.

Item 4.                                                             Submission of Matters to a Vote of Security Holders

None.

Item 5.                                                             Other Information

None.

Item 6.                                                             Exhibits and Reports on Form 8-K

(a)               Exhibits

10.123	Letter Agreement dated April 22, 2003 between Alliance Capital and Mr. Alfred Harrison.

13.2	Pages 1 through 24 of the Alliance Capital Management L.P. quarterly report on Form 10-Q for the quarterly period ended June 30, 2003

15	Independent Accountants’ Review Report.

31.1	Certification of Mr. Sanders pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Joseph pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. Sanders pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. Joseph pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)              Reports on Form 8-K

On August 12, 2003 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated August 12, 2003.

On July 29, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated July 29, 2003 and their Second Quarter 2003 Review dated July 29, 2003.

On July 11, 2003 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated July 11, 2003.

On June 12, 2003 Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated June 12, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Dated: August 13, 2003	By:	Alliance Capital Management
Corporation, its General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President &
Chief Financial Officer