Form 10-Q
period 2003-09-30
ALLIANCE CAPITAL MANAGEMENT HOLDING LP
filed 2003-11-17
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of units representing assignments of beneficial ownership of limited partnership interests* outstanding as of September 30, 2003 was 77,522,346.

* includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Part I

FINANCIAL INFORMATION

Item 1.   Financial Statements

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Financial Condition

(unaudited)
(in thousands)

	9/30/03	12/31/02

ASSETS

Fees receivable	$843	$1,064
Investment in Operating Partnership	1,209,506	1,236,482
Other assets	18	—
Total assets	$1,210,367	$1,237,546

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to Operating Partnership	$6,751	$6,723
Accounts payable and accrued expenses	375	280
Total liabilities	7,126	7,003

Contingencies (See Note 6)
Partners’ capital	1,203,241	1,230,543
Total liabilities and partners’ capital	$1,210,367	$1,237,546

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Income

(unaudited)

(in thousands, except per Unit amounts)

	Three Months Ended		Nine Months Ended
	9/30/03	9/30/02	9/30/03	9/30/02

Equity in earnings of Operating Partnership	$5,849	$39,583	$84,103	$139,404

Income taxes	5,577	5,244	15,592	16,523

Net income	$272	$34,339	$68,511	$122,881

Net income per Alliance Holding Unit:
Basic	$—	$0.45	$0.89	$1.62
Diluted	$—	$0.45	$0.88	$1.60

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of
Changes in Partners’ Capital
and Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	9/30/03	9/30/02	9/30/03	9/30/02

Partners’ capital - beginning of period	$1,238,250	$1,233,130	$1,230,543	$1,222,037
Comprehensive income:
Net income	272	34,339	68,511	122,881
Comprehensive income	272	34,339	68,511	122,881
Change in proportionate share of the Operating Partnership’s partners’ capital	—	466	—	361
Cash distribution to Alliance Holding Partners and Unitholders	(39,340)	(43,971)	(107,666)	(139,736)
Purchase of Alliance Holding Units to fund deferred compensation plans, net	—	(1,042)	(936)	583
Proceeds from options for Alliance Holding Units exercised	4,059	1,399	12,789	18,195
Partners’ capital - end of period	$1,203,241	$1,224,321	$1,203,241	$1,224,321

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	9/30/03	9/30/02
Cash flows from operating activities:
Net income	$68,511	$122,881
Adjustments to reconcile net income to net cash provided from operating activities:
Equity in earnings of Operating Partnership	(84,103)	(139,404)
Investment in Operating Partnership from exercises of options	(12,789)	(18,195)
Operating Partnership distributions received	122,932	156,463
Changes in assets and liabilities:
Decrease in fees receivable	221	580
(Increase) in other assets	(18)	—
Increase (decrease) in payable to Operating Partnership	28	(380)
Increase (decrease) in accounts payable and accrued expenses	95	(404)
Net cash provided from operating activities	94,877	121,541

Cash flows from financing activities:
Cash distributions to Alliance Holding Partners and Unitholders	(107,666)	(139,736)
Proceeds from options for Alliance Holding Units exercised	12,789	18,195
Net cash (used in) financing activities	(94,877)	(121,541)

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Notes to Condensed Financial Statements

September 30, 2003

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

At September 30, 2003, Alliance Holding owned approximately 77.5 million or 30.9%, of the issued and outstanding Alliance Capital Units. ACMC owns 100,000 general partnership Units in Alliance Holding and a 1% general partnership interest in the Operating Partnership. At September 30, 2003, AXA Financial was the beneficial owner of approximately 55.1% of the outstanding Alliance Capital Units (including those held indirectly through its ownership of 1.9% of the outstanding Alliance Holding Units), which, including the general partnership interests in the Operating Partnership and Alliance Holding, represent an economic interest of approximately 55.6% in the Operating Partnership.  At September 30, 2003, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., was the beneficial owner of approximately 13.0% of the outstanding Alliance Capital Units.

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

3.    Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements of Alliance Holding included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) Alliance Holding’s financial position at September 30, 2003, (b) Alliance Holding’s results of operations for the three months and nine months ended September 30, 2003 and 2002, and (c) Alliance Holding’s cash flows for the nine months ended September 30, 2003 and 2002, have been made. The preparation of the financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. These statements should be read in conjunction with Alliance Holding’s financial statements for the year ended December 31, 2002.

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

4.    Net Income Per Alliance Holding Unit

Basic net income per Alliance Holding Unit is derived by dividing net income by the basic weighted average number of Alliance Holding Units outstanding for each period. Diluted net income per Alliance Holding Unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income - Diluted”) and dividing Net income - Diluted by the total of the basic weighted average number of Alliance Holding Units outstanding for each period and the dilutive Alliance Holding Unit equivalents resulting from outstanding compensatory options. (in thousands, except per Alliance Holding Unit amounts):

	Three Months Ended		Nine Months Ended
	9/30/03	9/30/02	9/30/03	9/30/02
Net income – Basic	$272	$34,339	$68,511	$122,881
Additional allocation of equity in earnings of the Operating Partnership resulting from assumed dilutive effect of compensatory options	8	764	1,588	4,283
Net income – Diluted.	$280	$35,103	$70,099	$127,164

Weighted average Alliance Holding Units outstanding - Basic	77,410	76,064	77,095	75,697
Dilutive effect of compensatory options	2,894	2,455	2,488	3,814
Weighted average Alliance Holding Units outstanding - Diluted	80,304	78,519	79,583	79,511

Basic net income per Alliance Holding Unit	$—	$0.45	$0.89	$1.62
Diluted net income per Alliance Holding Unit	$—	$0.45	$0.88	$1.60

5.    Investment in Operating Partnership

Alliance Holding’s investment in the Operating Partnership for the nine month period ended September 30, 2003 was as follows (in thousands):

Investment in Operating Partnership at January 1	$1,236,482
Equity in earnings of Operating Partnership	84,103
Additional investment resulting from exercises of compensatory options	12,789
Distributions received from Operating Partnership	(122,932)
Purchase of Alliance Holding Units to fund deferred compensation plans, net	(936)
Investment in Operating Partnership at September 30, 2003	$1,209,506

6.    Contingencies

Deferred Sales Commission Asset

The Operating Partnership’s mutual fund distribution system (the “System”) includes a multi-class share structure.  The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares.  The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AllianceBernstein Investment Research and Management, Inc. (“ABIRM”) at the time of sale.  ABIRM in turn pays sales commissions to the financial intermediaries distributing the funds from the front-end sales charge paid by investors.  For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay CDSC to ABIRM.  While ABIRM is obligated to pay sales commissions to the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution fees from the funds.  Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System, net of CDSC received, totaled approximately $80.1 million and $69.8 million during the nine month periods ended September 30, 2003 and 2002, respectively.

The Operating Partnership’s payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the Operating Partnership’s System are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are expected to be recovered from distribution fees received from those funds and from CDSC received from shareholders of those funds upon redemption of their shares.  CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received.  The amount recorded by the Operating Partnership for the deferred sales commission asset was $423.2 million at September 30, 2003.

The Operating Partnership’s management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.  The Operating Partnership’s management determines recoverability by estimating undiscounted future cash flows to be realized from this asset, as compared to its recorded amount, as well as the estimated remaining life of the deferred sales commission asset over which undiscounted future cash flows are expected to be received.  Undiscounted future cash flows consist of ongoing distribution fees and CDSC.  Distribution fees are calculated as a percentage of average assets under management related to Back-End Load Shares.  CDSC is based on the lower of cost or current value, at the time of redemption, of Back-End Load Shares redeemed and the point at which redeemed during the applicable minimum holding period under the System.

Significant assumptions utilized to estimate the Operating Partnership’s future average assets under management of Back-End Load Shares include expected future market levels and redemption rates.  Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices.  At September 30, 2003, the Operating Partnership’s management used assumptions of 7% for fixed income and ranging from 9% to 10% for equity, respectively, to estimate annual market returns.  Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows.  Future redemption rate assumptions were determined by reference to actual redemption experience over the three-year and five-year periods ended September 30, 2003.  The Operating Partnership’s management used a range of expected future average annual redemption rates of 16% to 20%, at September 30, 2003, calculated as a percentage of average assets under management of the Operating Partnership.  An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows.  These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.  Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions.  The Operating Partnership’s management considers the results of these analyses performed at various dates.  As of September 30, 2003, the Operating Partnership’s management determined that the deferred sales commission asset was not impaired.  If the Operating Partnership’s management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value.  Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

During the three month and nine month periods ended September 30, 2003, equity markets increased by approximately 2.0% and 13%, respectively, as measured by the change in the Standard & Poor’s 500 Stock Index while fixed income markets decreased and increased by approximately 0.2% and 4%, respectively, as measured by the change in the Lehman Brothers’ Aggregate Bond Index.  The redemption rate for domestic Back-End Load Shares exceeded 19% and 20% during the three month and nine month periods ended September 30, 2003, respectively. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset.  Due to the volatility of the capital markets and changes in redemption rates, the Operating Partnership’s management is unable to predict whether or when a future impairment of the deferred sales commission asset will occur.  Should an impairment occur, any loss would reduce materially the recorded amount of the Operating Partnership’s asset with a corresponding charge to the Operating Partnership’s expense.  Alliance Holding’s proportionate share of the Operating Partnership’s charge to expense would reduce materially Alliance Holding’s net income.

Legal Proceedings

On April 25, 2001, an amended class action complaint entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al. (“Amended Complaint”), was filed in federal district court in the Southern District of Illinois against Alliance Capital, Alliance Fund Distributors, Inc. (now known as AllianceBernstein Investment Research and Management, Inc. “ABIRM”) and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty. The principal allegations of the Amended Complaint were that (i) certain advisory agreements concerning certain funds managed by Alliance Capital were negotiated, approved, and executed in violation of the ICA; (ii) the distribution plans for certain funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and ABIRM, respectively, with respect to these funds were excessive and constituted a breach of fiduciary duty. Plaintiffs sought recovery of excessive advisory and distribution fees paid by these funds to Alliance Capital and ABIRM.  On March 12, 2002, the court issued an order granting defendants’ motion to dismiss the Amended Complaint.  On April 1, 2002, plaintiffs filed a second amended class action complaint (“Second Amended Complaint”). Named as individual plaintiffs in the Second Amended Complaint were shareholders of the Alliance Premier Growth Fund, the Alliance Quasar Fund, and the Alliance Growth and Income Fund.  These plaintiffs sought to bring class action claims on behalf of all shareholders of all funds in the purported “Alliance Fund Complex”, defined as approximately three dozen funds governed by a common board of directors or trustees.  The substantive allegations and relief sought in the Second Amended Complaint were virtually identical to the Amended Complaint.  On May 1, 2002, defendants filed a motion to dismiss the Second Amended Complaint.  In an order dated March 6, 2003, the court denied in part, and granted in part, defendants’ motion to dismiss.  The court declined to dismiss plaintiffs’ claims that certain advisory and distribution fees paid to Alliance Capital and ABIRM, respectively, were excessive in violation of section 36(b) of the ICA.  The court dismissed plaintiffs’ claims that certain distribution plans were adopted in violation of the ICA. On July 23, 2003, the parties filed a stipulation providing that plaintiffs would not seek to certify the case as a class action. On July 28, 2003, plaintiffs filed a motion for leave to file a third amended complaint (“Third Amended Complaint”).  Named as individual plaintiffs in the proposed Third Amended Complaint are shareholders of the Alliance Premier Growth Fund, the Alliance Quasar Fund, the Alliance Growth and Income Fund, the AllianceBernstein Corporate Bond Fund, the AllianceBernstein Growth Fund, the AllianceBernstein Balanced Shares Fund, and the AllianceBernstein Americas Government Income Trust.  The allegations and relief sought in the Third Amended Complaint are virtually identical to the Second Amended Complaint, except plaintiffs now specifically seek recovery of excessive advisory and distribution fees paid by these seven funds to Alliance Capital and ABIRM, respectively, for the period commencing one year prior to the filing of the Amended Complaint in April 2001 through the date of final judgment after trial, a time period likely to exceed four years.  On September 5, 2003, Alliance Capital and ABIRM moved to dismiss the Third Amended Complaint.  The case is currently in discovery.

Alliance Capital and ABIRM believe that plaintiffs’ allegations in the Third Amended Complaint are without merit and intend to vigorously defend against these allegations.

On December 7, 2001, a complaint entitled Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Benak Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund alleging violation of the ICA.  The principal allegations of the Benak Complaint are that Alliance Capital breached its duty of loyalty to Premier Growth Fund because one of the directors of the General Partner of Alliance Capital served as a director of Enron Corp. (“Enron”) when Premier Growth Fund purchased shares of Enron and as a consequence thereof the investment advisory fees paid to Alliance Capital by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff alleges were caused by the alleged breach of the duty of loyalty.  Plaintiff seeks recovery of certain fees paid by Premier Growth Fund to Alliance Capital. Subsequently, between December 21, 2001, and July 11, 2002, five complaints making substantially the same allegations and seeking substantially the same relief as the Benak Complaint were filed against Alliance Capital and Premier Growth Fund.  All of those actions were consolidated in federal district court in the District of New Jersey. On January 6, 2003, a consolidated amended complaint entitled Benak v. Alliance Capital Management L.P. (“Benak Consolidated Amended Complaint”) was filed containing allegations similar to those in the individual complaints and alleging violation of the ICA.  While the Benak Consolidated Amended Complaint seeks relief similar to that requested in the individual actions, it does not name Premier Growth Fund as a defendant.  On February 7, 2003, Alliance Capital moved to dismiss the Benak Consolidated Amended Complaint. That motion is pending.

Alliance Capital believes the plaintiffs’ allegations in the Benak Consolidated Amended Complaint are without merit and intends to vigorously defend against these allegations.

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital.  The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933, as amended (“Securities Act”) with respect to a registration statement filed by Enron and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Corp. Zero Coupon Convertible Notes due 2021.  Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and who was and remains a director of the General Partner of Alliance Capital, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage.  Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement.  Plaintiffs seek rescission or a rescissionary measure of damages.  The Enron Complaint specifically states that “[n]o allegations of fraud are made against or directed at” Alliance Capital.  On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it. On March 12, 2003, that motion was denied. A first Amended Consolidated Complaint ("Amended Consolidated Complaint"), with substantially identical allegations as to Alliance Capital, was filed on May 14, 2003. Alliance Capital filed its answer on June 13, 2003. On May 28, 2003, plaintiffs filed an Amended Motion for Class Certification. On October 23, 2003, following the completion of class discovery, Alliance Capital filed its opposition to class certification. The case is currently in discovery.

Alliance Capital believes the allegations to the Amended Consolidated Complaint as to it are without merit and intends to vigorously defend against these allegations.

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (“SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital.  The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account.  The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages.  On June 10, 2002, Alliance Capital moved to dismiss the SBA Complaint.  On September 12, 2002, the court denied Alliance Capital’s motion to dismiss the SBA Complaint in its entirety. On November 13, 2003, the SBA filed a motion for leave to file an amended Complaint ("Amended Complaint"). The Amended Complaint alleges that Alliance Capital breached its contract with the SBA by investing in or continuing to hold stocks for the SBA's investment portfolio that were not "1-rated," the highest rating that Alliance Capital's research analysts could assign. The SBA also seeks to add claims for negligent supervision and common law fraud. The case is currently in discovery.

Alliance Capital believes the SBA’s allegations in the SBA Complaint and the proposed Amended Complaint are without merit and intends to vigorously defend against these allegations.

On September 12, 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. (“Jaffe Complaint”) was filed in federal district court in the Southern District of New York against Alliance Capital, Alfred Harrison and Premier Growth Fund alleging violation of the ICA.  The Jaffe Complaint alleges that the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in the securities of Enron and that the agreements between Premier Growth Fund and Alliance Capital violated the ICA because all of the directors of Premier Growth Fund should be deemed interested under the ICA.  Plaintiff seeks damages equal to Premier Growth Fund’s losses as a result of Premier Growth Fund’s investment in shares of Enron and a recovery of all fees paid to Alliance Capital beginning November 1, 2000.  On March 24, 2003, the court granted Alliance Capital’s motion to transfer the Jaffe Complaint to the United States District Court for the District of New Jersey to be consolidated with the BenakConsolidated Amended Complaint already pending there.  On October 23, 2003, plaintiff filed a motion for leave to file an amended complaint (“First Amended Complaint”).  The proposed First Amended Complaint seeks to drop plaintiff’s claim under Section 36(b) of the ICA and seeks to add claims against Alliance Capital and Alfred Harrison for negligence and negligent misrepresentation.

Alliance Capital and Alfred Harrison believe that plaintiff’s allegations in the Jaffe Complaint and the proposed First Amended Complaint are without merit and intend to vigorously defend against these allegations.

On December 13, 2002, a complaint entitled Patrick J. Goggins et al., v. Alliance Capital Management L.P. et al. (“Goggins Complaint”) was filed in federal district court in the Southern District of New York against Alliance Capital, Premier Growth Fund and individual directors and certain officers of Premier Growth Fund.  The Goggins Complaint alleges that defendants violated the Securities Act because Premier Growth Fund’s registration statements and prospectuses allegedly were materially misleading, contained untrue statements of material fact and omitted material facts in describing the strategic objectives and investment strategies of Premier Growth Fund in relation to its investments, including its investments in Enron securities.  Plaintiffs seek rescissory relief or an unspecified amount of compensatory damages.  On August 13, 2003, the court granted Alliance Capital’s motion to transfer the Goggins Complaint to the United States District Court for the District of New Jersey to be consolidated with the Benak Consolidated Amended Complaint already pending there.

Alliance Capital, Premier Growth Fund and the other defendants believe the plaintiffs’ allegations in the Goggins Complaint are without merit and intend to vigorously defend against these allegations.

On August 9, 2003, the Securities and Exchange Board of India (“SEBI”) ordered that Samir C. Arora, a former research analyst/portfolio manager of Alliance Capital, refrain from buying, selling or dealing in Indian securities. Until August 4, 2003, when Mr. Arora announced his resignation from Alliance Capital, he served as head of Asian emerging markets equities and a fund manager of Alliance Capital Asset Management (India) Pvt. Ltd. (“ACAML”), a fund management company 75% owned by Alliance Capital. The order states that Mr. Arora relied on unpublished price sensitive information in making certain investment decisions on behalf of certain clients of ACAML and Alliance Capital, that there were failures to make required disclosures regarding the size of certain equity holdings, and that Mr. Arora tried to influence the sale of Alliance Capital’s stake in ACAML. Mr. Arora contested the findings in the order by filing objections and at a personal hearing held on August 28, 2003.  On September 24, 2003, SEBI issued an order confirming its previous order against Mr. Arora.  On October 10, 2003, Mr. Arora filed an appeal with the Securities Appellate Tribunal.

Alliance Capital is reviewing this matter, and at the present time management of Alliance Capital does not believe its outcome will have a material impact on Alliance Capital’s results of operations or financial condition.

On September 8, 2003, SEBI issued to Alliance Capital a show cause notice and finding of investigation (the “Notice”).  The Notice requires Alliance Capital to explain its failure to make a disclosure filing as to the acquisition of shares of five (5) Indian equity securities held at various times by Alliance Capital (through sub-accounts under foreign institutional investor licenses), ACAML and Alliance Capital’s local Indian mutual fund.  Regulation 7 of SEBI Regulations, 1997, Regulation 13 of SEBI and Regulation 1992 and Section 15A of the SEBI Act require that disclosure be made when the holdings of an investor (or a group of investors acting in concert) in an Indian security either exceeds five percent (5%) of the outstanding shares or changes by more than two percent (2%).  On October 14, 2003, Alliance Capital responded to the Notice.

At the present time, management of Alliance Capital does not believe the outcome of this matter will have a material impact on Alliance Capital’s results of operations or financial condition.

On October 1, 2003, a purported class action complaint entitled Erb et al. v. Alliance Capital Management L.P. et al. ("Erb Complaint") was filed in the Circuit Court of St. Clair County, State of Illinois, against Alliance Capital. Plaintiff, purportedly a shareholder in the AllianceBernstein Premier Growth Fund ("Fund"), alleges that Alliance Capital breached unidentified provisions of the Fund's prospectus and subscription and confirmation agreements that allegedly required that every security bought for the Fund's portfolio must be a "1-rated" stock, the highest rating that Alliance Capital's analysts could assign. Plaintiff alleges that Alliance Capital impermissably purchased shares of stocks that were not 1-rated. Plaintiff seeks rescission of all purchases of any non-1-rated stocks Alliance Capital made for the Fund over the past ten years, as well as an unspecified amount of damages. Alliance Capital has not yet responded to the Erb Complaint.

Alliance Capital believes the plaintiff's allegations in the Erb Complaint are without merit and intends to vigorously defend against these allegations.

On October 2, 2003, a putative class action complaint entitled Hindo et al. v. AllianceBernstein Growth & Income Fund et al. (“Hindo Complaint”) was filed against Alliance Capital, Alliance Holding, ACMC, AXA Financial, the AllianceBernstein family of mutual funds (“AllianceBernstein Funds”), Gerald Malone and Charles Schaffran (the “Alliance defendants”), and certain other defendants not affiliated with Alliance Capital. The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the AllianceBernstein Funds.  The Hindo Complaint alleges that certain of the Alliance defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in late trading and market timing of AllianceBernstein Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act, and Sections 206 and 215 of the Advisers Act.  Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with Alliance Capital, including recovery of all fees paid to Alliance Capital pursuant to such contracts.

Between October 3 and November 13, 2003, twenty-one additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed against Alliance Capital and certain other defendants.  These lawsuits are as follows:

Fifteen of the lawsuits were brought as class actions filed in federal court (thirteen in the United States District Court for the Southern District of New York, and two in the United States District Court for the District of New Jersey). Certain of these additional lawsuits allege claims under the Securities Act, the Exchange Act and the Advisers Act, as well as claims under Sections 36(a) and 36(b) of the ICA and common law.  All of these lawsuits are brought on behalf of shareholders of AllianceBernstein Funds, except two class actions, brought on behalf of persons who participated in Alliance Capital’s Profit Sharing Plan, which alleges claims under Sections 404, 405 and 406 of The Employee Retirement Income Security Act of 1974.

A sixteenth class action was brought in state court in New York by an alleged shareholder of an AllianceBernstein Fund.  The lawsuit alleges claims under common law.

Three lawsuits were brought as derivative actions filed in federal court alleging claims under Section 36(b) of the ICA, the Exchange Act or common law.  Two of these actions were filed in the United States District Court for the Eastern District of New York, and one in the United States District Court for the District of New Jersey.  These actions were brought derivatively on behalf of certain AllianceBernstein Funds, with the broadest lawsuits being brought derivatively on behalf of all AllianceBernstein Funds.

A fourth derivative action was brought in state court in New York by an alleged unitholder of Alliance Holding. The action was brought derivatively on behalf of Alliance Holding, alleging a claim for breach of fiduciary duty based on allegations that defendants failed to prevent late trading and market timing of AllianceBernstein Fund securities.  Further, on October 17, 2003, Alliance Holding received a letter from counsel for a different alleged Alliance Holding unitholder, alleging that certain directors and officers of Alliance Holding breached their fiduciary duties by knowingly participating in or approving market timing trades of shares of the AllianceBernstein Technology Fund.  The letter demands that the Board of Directors of Alliance Holding take action to remedy these alleged breaches by commencing a civil action against each of the officers and directors named in the letter to recover damages sustained by Alliance Holding as a result of the alleged breaches.

A lawsuit was filed in Superior Court for the State of California, County of Los Angeles alleging claims under Sections 17200 and 17303 of the California Business & Professional Code.  Pursuant to these statutes, the action was brought on behalf of members of the general public of the state of California based on a claim that late trading and market timing activity amounted to an unfair business practice.

All of these lawsuits seek an unspecified amount of damages.

As discussed above, private plaintiffs have sued Alliance Capital in lawsuits alleging among other things that late trading and market timing damaged these plaintiffs.  More lawsuits making similar allegations against Alliance Capital may be filed.

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

Mutual Fund Investigations

As has been publicly reported, the SEC and the Office of the New York State Attorney General (“NYAG”) are investigating practices in the mutual fund industry identified as “market timing” and “late trading” of mutual fund shares.  Alliance Capital is currently under investigation by these regulators for matters relating to market timing transactions in shares of certain mutual funds sponsored by Alliance Capital.  Certain other regulatory authorities are also conducting investigations into these practices within the industry and have requested that Alliance Capital provide information to them.

Alliance Capital has been cooperating with all of these authorities and has been conducting its own internal investigation into these matters.

In addition, as discussed above, numerous private plaintiff lawsuits have been filed against Alliance Capital making a variety of allegations relating to market timing and late trading.

Appointment of the Special Committee

On September 29, 2003, the board of directors of ACMC, the general partner of Alliance Capital, appointed a special committee (the “Special Committee”) consisting of all of ACMC’s independent directors to direct and oversee a comprehensive review of the facts and circumstances relating to the issues being investigated by the SEC and the NYAG.  The Special Committee is authorized to retain such advisers as it deems necessary to assist it in the performance of its duties, and it has retained its own legal counsel to participate in the internal investigation and to report separately to the Special Committee.

Status of SEC and NYAG Investigations

Since late August, 2003, Alliance Capital has received multiple requests for information concerning these matters from the SEC, the NYAG and other regulatory authorities.  Upon receiving the initial request, Alliance Capital commenced its own internal investigation.  As the internal investigation has proceeded, Alliance Capital has provided to the SEC and NYAG a large number of documents and other information developed in its internal investigation and has produced firm personnel for interviews and testimony.

As part of the SEC’s investigation, on October 31, 2003, Alliance Capital received a Wells notice from the SEC informing it that the staff of the SEC intended to recommend that an enforcement action be brought against Alliance Capital based on alleged violations of various provisions of the federal securities laws in connection with market timing transactions.  On November 10, 2003, in the context of the ongoing discussions between Alliance Capital and the SEC and NYAG, the SEC staff accepted a request from counsel to the Special Committee that the SEC suspend its Wells notice, subject to possible reinstatement on short notice.  Although discussions are continuing between Alliance Capital (with active participation by the Special Committee) and the SEC and the NYAG, the Wells notice may be reinstated and enforcement action may be brought by the SEC and the NYAG against Alliance Capital at any time.

Initial Results of Internal Investigation, Activities of the Special Committee and other Remedial Actions

To date, Alliance Capital’s internal investigation has revealed that Alliance Capital maintained relationships with certain investors who were permitted to engage in market timing trades in certain  domestic mutual funds sponsored by Alliance Capital, in return for or in connection with making investments (which were not actively traded) in other Alliance Capital products, including hedge funds and mutual funds, for which it receives advisory fees (“Market Timing Relationships”).  Alliance Capital believes that these Market Timing Relationships created conflicts of interest and that certain of the trades made pursuant to these relationships had an adverse effect on some of its mutual fund shareholders.  These matters are the subject of the ongoing internal investigation.

In one Market Timing Relationship involving permission granted to a third party to execute market timing transactions in the Alliance Bernstein Technology Fund (the “Technology Fund”), in return for the third party's investments in an Alliance Capital hedge fund, a conflict of interest arose because the same portfolio manager managed both the Technology Fund and the hedge fund. The portfolio manager allowed the third party to continue market timing transactions in the Technology Fund beyond the time when that portfolio manager recognized that such transactions were disruptive and possibly causing harm to other shareholders, and subsequently acknowledged that he believed that such market timing transactions had adversely affected the performance of the Technology Fund.  In late September, 2003, Alliance Capital suspended the Technology Fund portfolio manager and a second employee who was involved in selling Alliance Capital hedge fund products and was aware of the Market Timing Relationship with the third party.  Alliance Capital has since ended the employment of both individuals.

Since its appointment, the Special Committee has participated in numerous meetings and discussions of these matters, has actively directed the internal investigation, and has made recommendations which in each case have been implemented.  In addition, at a special meeting of the Board of Directors held on November 9, 2003, the Special Committee requested, and was granted, authority to direct and oversee a broad review of the corporate governance structure, policies and practices of Alliance Capital and its mutual fund business, and an examination of the extent of harm to shareholders in Alliance Capital mutual funds arising from inappropriate market timing transactions allowed by Alliance Capital and the appropriate restitution of such harm.

Following the recommendation of the Special Committee, Alliance Capital requested and received, on November 10, 2003, the resignations of John D. Carifa from his position as President, Chief Operating Officer and Director of Alliance Capital and as the Chairman of the Board of its sponsored mutual funds, and of Michael J. Laughlin as Chairman of ABIRM.  Resignations were requested from these individuals because they had supervisory responsibility for Alliance Capital’s mutual fund business and had sufficient knowledge of certain market timing activities to conclude they were inappropriate and had the potential to adversely affect the funds and failed to take appropriate supervisory action.  Other employees of ABIRM have been and will be asked to resign.

In addition to these personnel actions and the other activities of the Special Committee, Alliance Capital has undertaken additional remedial actions.  These actions include:

•	The institution of a substantially strengthened program applicable to Alliance Capital sponsored mutual funds designed to detect and block material market timing or short duration trading.
•

The amendment of Alliance Capital’s dealer agreements to require each dealer to represent that it has the necessary policies and procedures to ensure that no trades are taken after the close of the stock market.

•	The elevation of Alliance Capital’s Legal and Compliance Department to an executive function, reporting directly to the chief executive officer.
•	The engagement of special outside counsel to undertake a full-scale review of Alliance Capital’s compliance systems, procedures and controls in its asset management business.

The Special Committee is just beginning to review the corporate governance structure, policies and practices of Alliance Capital and its mutual fund business.  In addition, Alliance Capital’s internal investigation is ongoing and may identify additional matters requiring remedial action.  Alliance Capital may undertake further remedial action, either at the recommendation of the Special Committee or upon its own initiative.

Possible Outcomes and Risks

Any resolution of Alliance Capital’s involvement in market timing and the related SEC and NYAG investigations and private lawsuits is likely to include, but not be limited to, sanctions, penalties, appropriate restitution to mutual fund shareholders and structural changes in the governance of Alliance Capital’s mutual fund business.  Alliance Capital is committed to full restitution of the adverse effects that inappropriate market timing transactions allowed by Alliance Capital had on the shareholders of its sponsored mutual funds.  As discussed above, the Board of Directors of Alliance Capital has authorized the Special Committee to conduct a broad examination of such adverse effects and appropriate restitution.

In the event that charges are filed against Alliance Capital in connection with this matter, there is a risk, depending on the nature of the charges and their ultimate resolution, that Alliance Capital could have its qualification to act as an investment adviser, and its broker-dealer and certain other of its other licenses and registrations, revoked or suspended.

In addition, because most Alliance Capital mutual fund transactions are cleared and settled through financial intermediaries, it is likely that one or more of these intermediaries submitted improper “late trade” transactions to Alliance Capital.

Investors in Alliance Capital’s mutual funds may choose to redeem their investments from funds or products managed by Alliance Capital.  This may require the funds to sell investments held by those funds to provide for sufficient liquidity and could also have an adverse effect on the investment performance of the funds.

In addition, Alliance Capital’s reputation could suffer as a result of the issues related to the market timing of mutual fund shares.  Alliance Capital’s business is based on public trust and confidence and any damage to that trust and confidence could cause assets under management to decline.

Increased redemptions of mutual fund shares or reductions in assets managed by Alliance Capital for institutional or private clients, whether caused by specific concerns relating to market timing or by more general reputational damage, would reduce the management fees Alliance Capital earns and have an adverse effect on results of operations.  In addition, any increase in redemptions of Back-End Load Shares could contribute to the creation of an impairment condition as to Alliance Capital’s deferred sales commission asset and the recognition of a loss.

Based on the latest information available to it, management of Alliance Capital decided to record a $190 million charge to income for the quarter ended September 30, 2003 in connection with certain matters discussed above under “Legal Proceedings” and “Mutual Fund Investigations.”  Management of Alliance Capital, however, cannot determine at this time the eventual outcome, timing or impact of these matters.  Accordingly, it is possible that additional charges in the future may be required.

With respect to certain other matters discussed above under “Legal Proceedings,” management of Alliance Capital and Alliance Holding is unable to estimate the impact, if any, that the outcome of these matters may have on Alliance Capital's or Alliance Holding's results of operations or financial condition.

7.    Compensatory Unit Award and Option Plans

In 2002, the Operating Partnership adopted the fair value method of recording compensation expense, on a prospective basis and using a straight-line amortization policy, relating to compensatory option awards of Alliance Holding Units as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Compensation expense relating to unit option awards granted after 2001 recognized in the Operating Partnership’s net income totaled approximately $0.6 million and $2.0 million for the three month and nine month periods ended September 30, 2003.  As a result, Alliance Holding’s income derived from its interest in the Operating Partnership was decreased by approximately $0.2 million and $0.5 million for the three month and nine month periods ended September 30, 2003.

The Operating Partnership applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for compensatory unit option awards made prior to 2002 and, accordingly, no compensation expense has been recognized for those options because they were granted with exercise prices equal to the fair market value of the Alliance Holding Units on the date of grant.  Had the Operating Partnership recorded compensation expense for all option awards based on the fair value at their grant date under SFAS 123, Alliance Holding’s income derived from its interest in the Operating Partnership would have decreased and Alliance Holding’s net income and net income per Alliance Holding Unit for the three month and nine month periods ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated below (in thousands, except per Alliance Holding Unit amounts):

	Three Months Ended		Nine Months Ended
	9/30/03	9/30/02	9/30/03	9/30/02
SFAS 123 pro forma net income:
Net income as reported	$272	$34,339	$68,511	$122,881
Add: stock-based compensation expense included in net income, net of tax	162	—	525	—
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of tax	(712)	(1,128)	(2,244)	(3,641)
SFAS 123 pro forma net income	$(278)	$33,211	$66,792	$119,240

Net income per Unit:
Basic net income per unit as reported	$—	$0.45	$0.89	$1.62
Basic net income per unit pro forma	$—	$0.44	$0.87	$1.58
Diluted net income per unit as reported	$—	$0.45	$0.88	$1.60
Diluted net income per unit pro forma	$—	$0.43	$0.86	$1.55

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

9.    Supplemental Cash Flow and Noncash Investing and Financing Activities Information

	Three Months Ended		Nine Months Ended
	9/30/03	9/30/02	9/30/03	9/30/02
	(in thousands)
Cash payments for interest and income taxes were as follows:

Income taxes	$5,554	$5,511	$15,554	$16,803

Noncash investing and financing activities were as follows:

Change in proportionate share of the Operating Partnership’s partners’ capital:

Investment in Operating Partnership	$—	$466	$—	$361
Partners’ capital	—	466	—	361

10.  Cash Distribution

On October 30, 2003, the General Partner declared a distribution of $44,188,000 or $0.57 per Alliance Holding Unit representing a distribution from Available Cash Flow (as defined in the Alliance Holding Partnership Agreement) of Alliance Holding for the three months ended September 30, 2003. The distribution is payable on November 20, 2003 to holders of record at the close of business on November 10, 2003.

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

RESULTS OF OPERATIONS

(Dollars in millions, except per Alliance Holding Unit amounts)	Three Months Ended			Nine Months Ended
	9/30/03	9/30/02	% Change	9/30/03	9/30/02	% Change
Equity in earnings of Operating Partnership	$5.9	$39.6	(85.1)	$84.1	$139.4	(39.7)%
Income taxes	5.6	5.3	5.7	15.6	16.5	(5.5)
Net income	$0.3	$34.3	(99.1)	$68.5	$122.9	(44.3)
Diluted net income per Unit	$—	$0.45	(100.0)	$0.88	$1.60	(45.0)

Base fee earnings per Unit(1)	$(0.3)	$0.42	(171.4)	$0.81	$1.53	(47.1)
Performance fee earnings per Unit(1)	0.3	0.03	—	0.07	0.07	—
Diluted net income per Unit	$—	$0.45	(100.0)	$0.88	$1.60	(45.0)

Distributions per Unit	$0.57	$0.46	23.9%	$1.45	$1.63	(11.0)%

(1) Indicates the relative contributions of base fee and performance fee earnings to net income.  Management provides these measures because performance fee earnings can vary significantly from quarter to quarter.

The net income for the three months ended September 30, 2003 resulted in a decrease of $34.0 million or $0.45 diluted net income per Alliance Holding Unit from net income of $34.3 million or $0.45 diluted net income per Alliance Holding Unit for the three months ended September 30, 2002. The decrease reflects lower earnings of  the Operating Partnership due principally to an increase in the Operating Partnership’s expenses offset by an increase in revenues, resulting in a decline in the Operating Partnership’s net income.

Net income for the nine months ended September 30, 2003 decreased $54.4 million or $0.72 diluted net income per Alliance Holding Unit from net income of $122.9 million or $1.60 per Alliance Holding Unit for the nine months ended September 30, 2002. The decrease reflects equity in lower earnings of the Operating Partnership due principally to an increase in the Operating Partnership’s expenses and a decrease in revenues, resulting in a decline in the Operating Partnership’s net income.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2003, Alliance Holding owned approximately 77.5 million or 30.9% of the issued and outstanding Alliance Capital Units. Alliance Holding’s principal sources of income and cash flow are attributable to its ownership interest in the Operating Partnership. Alliance Holding is required to distribute all of its Available Cash Flow, as defined in the Alliance Holding Partnership Agreement, to its Partners and Alliance Holding Unitholders. To the extent there are temporary cash shortfalls due to the timing of tax payments and the receipt of quarterly distributions, short-term loans will be extended to Alliance Holding by the Operating Partnership.

Alliance Holding’s partners’ capital was $1,203.2 million at September 30, 2003, a decrease of $35.1 million or 2.8% from $1,238.3  million at June 30, 2003 and a decrease of $27.3 million or 2.2% from $1,230.5  million at December 31, 2002. The decrease for the three months ended September 30, 2003 is primarily due to cash distributions of $39.3 million paid to Alliance Holding Partners and Unitholders in respect of Alliance Holding’s Available Cash Flow (as defined in the Alliance Holding Partnership Agreement) offset by proceeds from options exercised for Alliance Holding Units of $4.1 million. The decrease for the nine months ended September 30, 2003 is primarily due to cash distributions of $107.7 million paid to Alliance Holding Partners and Unitholders in respect of Alliance Holding’s Available Cash Flow offset by net income of $68.5 million and proceeds from options exercised for Alliance Holding Units of $12.8 million.

Management believes that the cash flow from its ownership of Units of the Operating Partnership, together with the short-term loans discussed above, will provide Alliance Holding with the financial resources to meet its capital requirements.

CONTINGENCIES

See “Note 6. Contingencies” of the unaudited condensed financial statements contained in Item 1 of this Form 10-Q for a discussion of Alliance Capital's mutual fund distribution system and related deferred sales commission asset, legal proceedings to which Alliance Capital and/or Alliance Holding is a party and mutual fund investigations.

CASH DISTRIBUTIONS

Alliance Holding’s principal sources of income and cash flow are attributable to its ownership of approximately 30.9% of the issued and outstanding Alliance Capital Units. Alliance Holding is required to distribute all of its Available Cash Flow to its Partners and Alliance Holding Unitholders. Alliance Holding’s Available Cash Flow and distributions per Alliance Holding Unit for the three months and nine months ended September 30, 2003 and 2002, were as follows:

	Three Months Ended		Nine Months Ended
	9/30/03	9/30/02	9/30/03	9/30/02
Available Cash Flow (in thousands)	$44,188	$35,018	$112,085	$123,609
Distributions per Alliance Holding Unit	$0.57	$0.46	$1.45	$1.63

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

Item 3.                         Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Alliance Holding’s market risk for the quarterly period ended September 30, 2003.

Item 4.                         Controls and Procedures

Based on an evaluation of the effectiveness of Alliance Holding’s disclosure controls and procedures, Alliance Holding’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of September 30, 2003. In connection with such evaluation, no change in Alliance Holding’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, Alliance Holding’s internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.                     Legal Proceedings

On April 25, 2001, an amended class action complaint entitled Miller, et al. v. Mitchell Hutchins Asset Management, Inc., et al. (“Amended Complaint”), was filed in federal district court in the Southern District of Illinois against Alliance Capital Management L.P. (“Alliance Capital”), Alliance Fund Distributors, Inc. (now known as AllianceBernstein Investment Research and Management, Inc. “ABIRM”) and other defendants alleging violations of the federal Investment Company Act of 1940, as amended (“ICA”) and breaches of common law fiduciary duty. The principal allegations of the Amended Complaint were that (i) certain advisory agreements concerning certain funds managed by Alliance Capital were negotiated, approved, and executed in violation of the ICA; (ii) the distribution plans for certain funds were negotiated, approved, and executed in violation of the ICA; and (iii) the advisory fees and distribution fees paid to Alliance Capital and ABIRM, respectively, with respect to these funds were excessive and constituted a breach of fiduciary duty. Plaintiffs sought recovery of excessive advisory and distribution fees paid by these funds to Alliance Capital and ABIRM.  On March 12, 2002, the court issued an order granting defendants’ motion to dismiss the Amended Complaint.  On April 1, 2002, plaintiffs filed a second amended class action complaint (“Second Amended Complaint”). Named as individual plaintiffs in the Second Amended Complaint were shareholders of the Alliance Premier Growth Fund, the Alliance Quasar Fund, and the Alliance Growth and Income Fund.  These plaintiffs sought to bring class action claims on behalf of all shareholders of all funds in the purported “Alliance Fund Complex”, defined as approximately three dozen funds governed by a common board of directors or trustees.  The substantive allegations and relief sought in the Second Amended Complaint were virtually identical to the Amended Complaint.  On May 1, 2002, defendants filed a motion to dismiss the Second Amended Complaint.  In an order dated March 6, 2003, the court denied in part, and granted in part, defendants’ motion to dismiss.  The court declined to dismiss plaintiffs’ claims that certain advisory and distribution fees paid to Alliance Capital and ABIRM, respectively, were excessive in violation of section 36(b) of the ICA.  The court dismissed plaintiffs’ claims that certain distribution plans were adopted in violation of the ICA. On July 23, 2003, the parties filed a stipulation providing that plaintiffs would not seek to certify the case as a class action. On July 28, 2003, plaintiffs filed a motion for leave to file a third amended complaint (“Third Amended Complaint”).  Named as individual plaintiffs in the proposed Third Amended Complaint are shareholders of the Alliance Premier Growth Fund, the Alliance Quasar Fund, the Alliance Growth and Income Fund, the AllianceBernstein Corporate Bond Fund, the AllianceBernstein Growth Fund, the AllianceBernstein Balanced Shares Fund, and the AllianceBernstein Americas Government Income Trust.  The allegations and relief sought in the Third Amended Complaint are virtually identical to the Second Amended Complaint, except plaintiffs now specifically seek recovery of excessive advisory and distribution fees paid by these seven funds to Alliance Capital and ABIRM, respectively, for the period commencing one year prior to the filing of the Amended Complaint in April 2001 through the date of final judgment after trial, a time period likely to exceed four years. On September 5, 2003, Alliance Capital and ABIRM moved to dismiss the Third Amended Complaint. The case is currently in discovery.

Alliance Capital and ABIRM believe that plaintiffs’ allegations in the Third Amended Complaint are without merit and intend to vigorously defend against these allegations.

On December 7, 2001, a complaint entitled Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Benak Complaint”) was filed in federal district court in the District of New Jersey against Alliance Capital and Premier Growth Fund alleging violation of the ICA.  The principal allegations of the Benak Complaint are that Alliance Capital breached its duty of loyalty to Premier Growth Fund because one of the directors of the General Partner of Alliance Capital served as a director of Enron Corp. (“Enron”) when Premier Growth Fund purchased shares of Enron and as a consequence thereof the investment advisory fees paid to Alliance Capital by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff alleges were caused by the alleged breach of the duty of loyalty.  Plaintiff seeks recovery of certain fees paid by Premier Growth Fund to Alliance Capital. Subsequently, between December 21, 2001, and July 11, 2002, five complaints making substantially the same allegations and seeking substantially the same relief as the Benak Complaint were filed against Alliance Capital and Premier Growth Fund.  All of those actions were consolidated in federal district court in the District of New Jersey. On January 6, 2003, a consolidated amended complaint entitled Benak v. Alliance Capital Management L.P. (“Benak Consolidated Amended Complaint”) was filed containing allegations similar to those in the individual complaints and alleging violation of the ICA.  While the Benak Consolidated Amended Complaint seeks relief similar to that requested in the individual actions, it does not name Premier Growth Fund as a defendant.  On February 7, 2003, Alliance Capital moved to dismiss the Benak Consolidated Amended Complaint. That motion is pending.

Alliance Capital believes the plaintiffs’ allegations in the Benak Consolidated Amended Complaint are without merit and intends to vigorously defend against these allegations.

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital.  The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933, as amended (“Securities Act”) with respect to a registration statement filed by Enron and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Corp. Zero Coupon Convertible Notes due 2021.  Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and who was and remains a director of the General Partner of Alliance Capital, signed the registration statement at issue. Plaintiffs allege that the registration statement was materially misleading. Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage.  Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement.  Plaintiffs seek rescission or a rescissionary measure of damages.  The Enron Complaint specifically states that “[n]o allegations of fraud are made against or directed at” Alliance Capital.  On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it. On March 12, 2003, that motion was denied. A First Amended Consolidated Complaint ("Amended Consolidated Complaint"), with substantially identical allegations as to Alliance Capital, was filed on May 14, 2003. Alliance Capital filed its answer on June 13, 2003. On May 28, 2003, plaintiffs filed an Amended Motion for Class Certification. On October 23, 2003, following the completion of class discovery, Alliance Capital filed its opposition to class certification. The case is currently in discovery.

Alliance Capital believes the allegations in the Amended Consolidated Complaint as to it are without merit and intends to vigorously defend against these allegations.

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (“SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital.  The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account.  The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages.  On June 10, 2002, Alliance Capital moved to dismiss the SBA Complaint.  On September 12, 2002, the court denied Alliance Capital’s motion to dismiss the SBA Complaint in its entirety. On November 13, 2003, the SBA filed a motion for leave to file an amended Complaint ("Amended Complaint"). The Amended Complaint alleges that Alliance Capital breached its contract with the SBA by investing in or continuing to hold stocks for the SBA's investment portfolio that were not "1-rated," the highest rating that Alliance Capital's research analysts could assign. The SBA also seeks to add claims for negligent supervision and common law fraud. The case is currently in discovery.

Alliance Capital believes the SBA’s allegations in the SBA Complaint and the proposed Amended Complaint are without merit and intends to vigorously defend against these allegations.

On September 12, 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. (“Jaffe Complaint”) was filed in federal district court in the Southern District of New York against Alliance Capital, Alfred Harrison and Premier Growth Fund alleging violation of the ICA.  The Jaffe Complaint alleges that the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in the securities of Enron and that the agreements between Premier Growth Fund and Alliance Capital violated the ICA because all of the directors of Premier Growth Fund should be deemed interested under the ICA.  Plaintiff seeks damages equal to Premier Growth Fund’s losses as a result of Premier Growth Fund’s investment in shares of Enron and a recovery of all fees paid to Alliance Capital beginning November 1, 2000.  On March 24, 2003, the court granted Alliance Capital’s motion to transfer the Jaffe Complaint to the United States District Court for the District of New Jersey to be consolidated with the Benak Consolidated Amended Complaint already pending there. On October 23, 2003, plaintiff filed a motion for leave to file an amended complaint (“First Amended Complaint”).  The proposed First Amended Complaint seeks to drop plaintiff’s claim under Section 36(b) of the ICA and seeks to add claims against Alliance Capital and Alfred Harrison for negligence and negligent misrepresentation.

Alliance Capital and Alfred Harrison believe that plaintiff’s allegations in the Jaffe Complaint and the proposed First Amended Complaint are without merit and intend to vigorously defend against these allegations.

On December 13, 2002, a complaint entitled Patrick J. Goggins et al., v. Alliance Capital Management L.P. et al. (“Goggins Complaint”) was filed in federal district court in the Southern District of New York against Alliance Capital, Premier Growth Fund and individual directors and certain officers of Premier Growth Fund.  The Goggins Complaint alleges that defendants violated the Securities Act because Premier Growth Fund’s registration statements and prospectuses allegedly were materially misleading, contained untrue statements of material fact and omitted material facts in describing the strategic objectives and investment strategies of Premier Growth Fund in relation to its investments, including its investments in Enron securities.  Plaintiffs seek rescissory relief or an unspecified amount of compensatory damages.  On August 13, 2003, the court granted Alliance Capital’s motion to transfer the Goggins Complaint to the United States District Court for the District of New Jersey to be consolidated with the Benak Consolidated Amended Complaint already pending there.

Alliance Capital, Premier Growth Fund and the other defendants believe the plaintiffs’ allegations in the Goggins Complaint and the proposed First Amended Complaint are without merit and intend to vigorously defend against these allegations.

On August 9, 2003, the Securities and Exchange Board of India (“SEBI”) ordered that Samir C. Arora, a former research analyst/portfolio manager of Alliance Capital, refrain from buying, selling or dealing in Indian securities. Until August 4, 2003, when Mr. Arora announced his resignation from Alliance Capital, he served as head of Asian emerging markets equities and a fund manager of Alliance Capital Asset Management (India) Pvt. Ltd. (“ACAML”), a fund management company 75% owned by Alliance Capital. The order states that Mr. Arora relied on unpublished price sensitive information in making certain investment decisions on behalf of certain clients of ACAML and Alliance Capital, that there were failures to make required disclosures regarding the size of certain equity holdings, and that Mr. Arora tried to influence the sale of Alliance Capital’s stake in ACAML. Mr. Arora contested the findings in the order by filing objections and at a personal hearing held on August 28, 2003.  On September 24, 2003, SEBI issued an order confirming its previous order against Mr. Arora.  On October 10, 2003, Mr. Arora filed an appeal with the Securities Appellate Tribunal.

Alliance Capital is reviewing this matter, and at the present time management of Alliance Capital does not believe its outcome will have a material impact on Alliance Capital’s results of operations or financial condition.

On September 8, 2003, SEBI issued to Alliance Capital a show cause notice and finding of investigation (the “Notice”).  The Notice requires Alliance Capital to explain its failure to make a disclosure filing as to the acquisition of shares of five (5) Indian equity securities held at various times by Alliance Capital (through sub-accounts under foreign institutional investor licenses), ACAML and Alliance Capital’s local Indian mutual fund.  Regulation 7 of SEBI Regulations, 1997, Regulation 13 of SEBI and Regulation 1992 and Section 15A of the SEBI Act require that disclosure be made when the holdings of an investor (or a group of investors acting in concert) in an Indian security either exceeds five percent (5%) of the outstanding shares or changes by more than two percent (2%).  On October 14, 2003, Alliance Capital responded to the Notice.

At the present time, management of Alliance Capital does not believe the outcome of this matter will have a material impact on Alliance Capital’s results of operations or financial condition.

On October 1, 2003, a purported class action complaint entitled Erb et al. v. Alliance Capital Management L.P. et al. ("Erb Complaint") was filed in the Circuit Court of St. Clair County, State of Illinois, against Alliance Capital. Plaintiff, purportedly a shareholder in the AllianceBernstein Premier Growth Fund ("Fund"), alleges that Alliance Capital breached unidentified provisions of the Fund's prospectus and subscription and confirmation agreements that allegedly required that every security bought for the Fund's portfolio must be a "1-rated" stock, the highest rating that Alliance Capital's analysts could assign. Plaintiff alleges that Alliance Capital impermissably purchased shares of stocks that were not 1-rated. Plaintiff seeks rescission of all purchases of any non-1-rated stocks Alliance Capital made for the Fund over the past ten years, as well as an unspecified amount of damages. Alliance Capital has not yet responded to the Erb Complaint.

Alliance Capital believes the plaintiff's allegations in the Erb Complaint are without merit and intends to vigorously defend against these allegations.

On October 2, 2003, a putative class action complaint entitled Hindo et al. v. AllianceBernstein Growth & Income Fund et al. (“Hindo Complaint”) was filed against Alliance Capital, Alliance Capital Management Holding L.P. (“Alliance Holding”), ACMC, AXA Financial, the AllianceBernstein family of mutual funds (“AllianceBernstein Funds”), Gerald Malone and Charles Schaffran (the “Alliance defendants”), and certain other defendants not affiliated with Alliance Capital.  The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the AllianceBernstein Funds.  The Hindo Complaint alleges that certain of the Alliance defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in late trading and market timing of AllianceBernstein Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act, and Sections 206 and 215 of the Advisers Act.  Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with Alliance Capital, including recovery of all fees paid to Alliance Capital pursuant to such contracts.

Between October 3 and November 13, 2003, twenty-one additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed against Alliance Capital and certain other defendants.  These lawsuits are as follows:

Fifteen of the lawsuits were brought as class actions filed in federal court (thirteen in the United States District Court for the Southern District of New York, and two in the United States District Court for the District of New Jersey). Certain of these additional lawsuits allege claims under the Securities Act, the Exchange Act and the Advisers Act, as well as claims under Sections 36(a) and 36(b) of the ICA and common law.  All of these lawsuits are brought on behalf of shareholders of AllianceBernstein Funds, except two class actions, brought on behalf of persons who participated in Alliance Capital’s Profit Sharing Plan, which alleges claims under Sections 404, 405 and 406 of The Employee Retirement Income Security Act of 1974.

A sixteenth class action was brought in state court in New York by an alleged shareholder of an AllianceBernstein Fund.  The lawsuit alleges claims under common law.

Three lawsuits were brought as derivative actions filed in federal court alleging claims under Section 36(b) of the ICA, the Exchange Act or common law.  Two of these actions were filed in the United States District Court for the Eastern District of New York, and one in the United States District Court for the District of New Jersey. These actions were brought derivatively on behalf of certain AllianceBernstein Funds, with the broadest lawsuits being brought derivatively on behalf of all AllianceBernstein Funds.

A fourth derivative action was brought in state court in New York by an alleged unitholder of Alliance Holding.  The action was brought derivatively on behalf of Alliance Holding, alleging a claim for breach of fiduciary duty based on allegations that defendants failed to prevent late trading and market timing of AllianceBernstein Fund securities.  Further, on October 17, 2003, Alliance Holding received a letter from counsel for a different alleged Alliance Holding unitholder, alleging that certain directors and officers of Alliance Holding breached their fiduciary duties by knowingly participating in or approving market timing trades of shares of the AllianceBernstein Technology Fund.  The letter demands that the Board of Directors of Alliance Holding take action to remedy these alleged breaches by commencing a civil action against each of the officers and directors named in the letter to recover damages sustained by Alliance Holding as a result of the alleged breaches.

A lawsuit was filed in Superior Court for the State of California, County of Los Angeles alleging claims under Sections 17200 and 17303 of the California Business & Professional Code.  Pursuant to these statutes, the action was brought on behalf of members of the general public of the state of California based on a claim that late trading and market timing activity amounted to an unfair business practice.

All of these lawsuits seek an unspecified amount of damages.

As discussed above, private plaintiffs have sued Alliance Capital in lawsuits alleging among other things that late trading and market timing damaged these plaintiffs.  More lawsuits making similar allegations against Alliance Capital may be filed.

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

Based on the latest information available to it, management of Alliance Capital decided to record a $190 million charge to income for the quarter ended September 30, 2003 in connection with certain matters discussed above under “Legal Proceedings” and “Mutual Fund Investigations” under Note 6. “Contingencies” of the unaudited condensed financial statements.  Management of Alliance Capital, however, cannot determine at this time the eventual outcome, timing or impact of these matters.  Accordingly, it is possible that additional charges in the future may be required.

With respect to certain other matters discussed above under “Legal Proceedings,” management of Alliance Capital and Alliance Holding is unable to estimate the impact, if any, that the outcome of these matters may have on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

	13.2	Pages 1 through 27 of the Alliance Capital Management L.P. quarterly report on Form 10-Q for the quarterly period ended September 30, 2003.

	15	Independent Accountants’ Review Report.

	31.1	Certification of Mr. Sanders pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Mr. Joseph pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Mr. Sanders pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Mr. Joseph pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On November 12, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated November 12, 2003.

On November 10, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated November 10, 2003.

On November 6, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated November 6, 2003.

On October 30, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated October 30, 2003, their Third Quarter 2003 Review dated October 30, 2003 and certain “Market Timing” and “Late Trading” matters.

On October 9, 2003, Alliance Capital and Alliance Holding each filed two Current Reports on Form 8-K with respect to a civil litigation entitled Hindo et al. v. AllianceBernstein Growth and Income Fund et al. and a news release dated October 9, 2003, respectively.

On September 30, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated September 30, 2003.

On September 10, 2003, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release dated September 10, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Dated: November 14, 2003	By:	Alliance Capital Management
Corporation, its General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President
& Chief Financial Officer