Form 10-K/A
period 2003-12-31
ALLIANCE CAPITAL MANAGEMENT HOLDING LP
filed 2004-03-19
CIK 825313

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

*
includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests

Explanatory Note

        We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 ("Form 10-K"), as filed with the U.S. Securities and Exchange Commission ("SEC") on March 10, 2004, solely to correct a typographical error. Specifically, in the sixth paragraph of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to Alliance Capital Management L.P., the reduction in fees is expected to decrease Alliance Capital revenues by approximately $70 million, not $40 million, in 2004. The correct amount (a) was previously disclosed in a Current Report on Form 8-K filed with the SEC on December 18, 2003, and (b) appears in "Item 1. Business—Regulation" of Form 10-K. This amendment does not change any other portion of Form 10-K.

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

        Net income of Alliance Holding of $78.6 million or $1.01 diluted net income per Unit for 2003 decreased $83.4 million or $1.10 per Unit from net income of $162.0 million or $2.11 diluted net income per Unit for 2002. The decrease reflects equity in lower net income of the Operating Partnership due principally to the charge for mutual fund matters and legal proceedings described in "Note 7. Contingencies" of the Alliance Holding Financial Statements included in Item 8 of this Annual Report on Form 10-K and a decrease in distribution revenues and institutional services revenues, partially offset by higher investment advisory and services fees and lower promotion and servicing expenses.

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

ACCOUNTING PRONOUNCEMENTS

        See "Note 10. Accounting Pronouncements" of Alliance Holding's Financial Statements contained in Item 8 of this Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.

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

Promotion and Servicing

        Under the Operating Partnership's mutual fund distribution system ("System"), promotion and servicing expenses, which represent approximately 31.3% of total expenses in 2003, include distribution plan payments to financial intermediaries for distribution of sponsored mutual funds and cash management services' products and amortization of deferred sales commissions paid to financial intermediaries for the sale of Back-End Load Shares under the System. See "Capital Resources and Liquidity" and "Note 15. Commitments and Contingencies" of the Operating Partnership's Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K. Also included in this expense category are travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute the Operating Partnership's mutual fund products.

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

        See "Note 15. Commitments and Contingencies" of the Operating Partnership's Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of the Operating Partnership's mutual fund distribution system and related deferred sales commission asset, certain legal proceedings to which the Operating Partnership is a party and mutual fund investigations.

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

Signature

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
	By:	Alliance Capital Management Corporation, General Partner
Date: March 19, 2004	By:	/s/ Robert H. Joseph, Jr Robert H. Joseph, Jr. Senior Vice President, Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Exhibit	Description
31.3	Certification of Mr. Sanders pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Mr. Joseph pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Mr. Sanders pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4	Certification of Mr. Joseph pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Explanatory Note
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Exhibit Index