Form 10-Q
period 2004-03-31
ALLIANCE CAPITAL MANAGEMENT HOLDING LP
filed 2004-05-07
CIK 825313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No ☐

The number of Units representing assignments of beneficial ownership of limited partnership interests* outstanding as of March 31, 2004 was 79,561,991.

* includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Part I

FINANCIAL INFORMATION

Item 1.      Financial Statements

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Financial Condition

(in thousands)

	3/31/04	12/31/03
	(unaudited)
ASSETS

Fees receivable	$778	$755
Investment in Operating Partnership	1,256,695	1,165,342
Total assets	$1,257,473	$1,166,097

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to Operating Partnership	$6,571	$6,705
Accounts payable and accrued expenses	6,758	786
Total liabilities	13,329	7,491

Partners’ capital	1,244,144	1,158,606
Total liabilities and partners’ capital	$1,257,473	$1,166,097

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Income

(unaudited)

(in thousands, except per Unit amounts)

	Three Months Ended
	3/31/04	3/31/03

Equity in earnings of Operating Partnership	$52,176	$33,146

Income taxes	5,815	4,802

Net income	$46,361	$28,344

Net income per Alliance Holding Unit:
Basic	$0.59	$0.37
Diluted	$0.58	$0.37

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of

Changes in Partners’ Capital

and Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended
	3/31/04	3/31/03

Partners’ capital - beginning of period	$1,158,606	$1,230,543
Comprehensive income:
Net income	46,361	28,344
Comprehensive income	46,361	28,344
Cash distributions to Alliance Holding Partners and Unitholders	—	(39,848)
Purchases of Alliance Holding Units to fund deferred compensation plans, net	10,811	(416)
Proceeds from options for Alliance Holding Units exercised	28,366	2,292
Partners’ capital - end of period	$1,244,144	$1,220,915

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	3/31/04	3/31/03
Cash flows from operating activities:
Net income	$46,361	$28,344
Adjustments to reconcile net income to net cash provided from operating activities:
Equity in earnings of Operating Partnership	(52,176)	(33,146)
Investment in Operating Partnership from exercises of options	(28,366)	(2,292)
Operating Partnership distributions received	—	45,005
Changes in assets and liabilities:
(Increase) decrease in fees receivable	(23)	104
(Increase) in other assets	—	(54)
(Decrease) in payable to Operating Partnership	(134)	(5,160)
Increase in accounts payable and accrued expenses	5,972	4,755
Net cash (used in) provided from operating activities	(28,366)	37,556

Cash flows from financing activities:
Cash distributions to Alliance Holding Partners and Unitholders	—	(39,848)
Proceeds from options for Alliance Holding Units exercised	28,366	2,292
Net cash provided by (used in) financing activities	28,366	(37,556)

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Notes to Condensed Financial Statements

March 31, 2004

(unaudited)

1.     Organization

Alliance Capital Management Corporation (“ACMC”), an indirect wholly-owned subsidiary of AXA Financial, Inc. (“AXA Financial”), is the general partner of both Alliance Capital Management Holding L.P. (“Alliance Holding”) and Alliance Capital Management L.P. (“Alliance Capital” or the “Operating Partnership”).  AXA Financial is an indirect wholly-owned subsidiary of AXA, which is a holding company for an international group of insurance and related financial services companies (“AXA”).  Alliance Holding is a registered investment adviser under the Investment Advisers Act of 1940 (“Advisers Act”).  Alliance Holding Units are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “AC”. Alliance Capital Units do not trade publicly and are subject to significant restrictions on transfer.

ACMC owns 100,000 general partnership units in Alliance Holding and a 1% general partnership interest in the Operating Partnership.  As of March 31, 2004, AXA, AXA Financial, The Equitable Life Assurance Society of the United States (a wholly-owned subsidiary of AXA Financial, “ELAS”) and certain subsidiaries of ELAS beneficially owned approximately 145.0 million Alliance Capital Units or approximately 57.3% of the issued and outstanding Alliance Capital Units and approximately 1.4 million Alliance Holding Units or approximately 1.8% of the issued and outstanding Alliance Holding Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 58.4% in the Operating Partnership.

As of March 31, 2004, Alliance Holding owned approximately 79.6 million Alliance Capital Units or approximately 31.5% of the issued and outstanding Alliance Capital Units.  As of March 31, 2004, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc. (formerly known as Sanford C. Bernstein Inc.), owned approximately 24.5 million Alliance Capital Units or approximately 9.7% of the issued and outstanding Alliance Capital Units.

2.     Operating Partnership Business Description

The Operating Partnership provides diversified investment management and related services globally to a broad range of clients including (a) institutional investors, consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and of affiliates such as AXA and its insurance company subsidiaries, by means of separately managed accounts, institutional sub-advisory relationships, structured products, group trusts, mutual funds, and other investment vehicles (b) private clients, consisting of high net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations and other entities, by means of separately managed accounts, hedge funds and other investment vehicles, (c) individual investors by means of retail mutual funds sponsored by the Operating Partnership, its subsidiaries and affiliated joint venture companies, including cash management products such as money market funds and deposit accounts and sub-advisory relationships in respect of mutual funds sponsored by third parties and other investment vehicles  (“Alliance Mutual Funds”), and managed account products, and (d) institutional investors desiring institutional research services by means of in-depth research, portfolio strategy, trading and brokerage-related services.  The Operating Partnership and its subsidiaries provide investment management, distribution and/or shareholder and administrative services to Alliance Mutual Funds.

Alliance Holding’s principal source of income and cash flow is attributable to its ownership interest in the Operating Partnership.

3.     Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements of Alliance Holding included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of (a) Alliance Holding’s financial position at March 31, 2004 and December 31, 2003, (b) Alliance Holding’s results of operations for the three months ended March 31, 2004 and 2003, and (c) Alliance Holding’s cash flows for the three months ended March 31, 2004 and 2003, have been made.  The preparation of the financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  The Alliance Holding unaudited condensed financial statements and notes should be read in conjunction with the unaudited condensed consolidated financial statements and notes of the Operating Partnership included as an exhibit to this quarterly report on Form 10-Q and with Alliance Holding’s and the Operating Partnership’s audited financial statements for the year ended December 31, 2003 included in Alliance Holding’s Annual Report on Form 10-K for the year ended December 31, 2003.

Investment in Operating Partnership

Alliance Holding records its investment in the Operating Partnership using the equity method of accounting. Alliance Holding’s investment will be increased to reflect its proportionate share of income of the Operating Partnership and decreased to reflect its proportionate share of losses of the Operating Partnership or cash distributions made by the Operating Partnership to its Unitholders.  In addition, Alliance Holding’s investment is adjusted to reflect its proportionate share of certain capital transactions of the Operating Partnership.

Compensatory Option Plans

In 2002, the Operating Partnership adopted the fair value method of recording compensation expense on a prospective basis, using a straight-line amortization policy, relating to compensatory option awards of Alliance Holding Units as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, and as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period.  Fair value is determined using the Black-Scholes option-pricing model.  Compensation expense, relating to compensatory unit option awards granted after 2001, totaled approximately $0.6 million and $0.7 million for the three months ended March 31, 2004 and 2003, respectively.  As a result, Alliance Holding’s income derived from its interest in the Operating Partnership was decreased by approximately $0.2 million for each of the three month periods ended March 31, 2004 and 2003.

The Operating Partnership applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, for compensatory unit option awards made prior to 2002 and, accordingly, no compensation expense has been recognized for those options since they were granted with exercise prices equal to the fair market value on the date of grant.  Had the Operating Partnership recorded compensation expense for those options based on the fair value at their grant date under SFAS 123, Alliance Holding’s income derived from its interest in the Operating Partnership would have decreased and Alliance Holding’s net income and net income per Alliance Holding Unit would have been reduced to the pro forma amounts indicated below:

	Three Months Ended
	3/31/04	3/31/03
	(in thousands, except per Unit amounts)
SFAS 123 pro forma net income:
Net income as reported	$46,361	$28,344
Add: stock-based compensation expense included in net income, net of tax	170	177
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of tax	(378)	(728)
SFAS 123 pro forma net income	$46,153	$27,793

Net income per unit:
Basic net income per unit as reported	$0.59	$0.37
Basic net income per unit pro forma	$0.58	$0.36
Diluted net income per unit as reported	$0.58	$0.37
Diluted net income per unit pro forma	$0.58	$0.36

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

	Three Months Ended
	3/31/04	3/31/03
	(in thousands, except per Unit amounts)

Net income - Basic	$46,361	$28,344
Additional allocation of equity in earnings of the Operating Partnership resulting from assumed dilutive effect of compensatory options	828	548
Net income - Diluted.	$47,189	$28,892

Weighted average Alliance Holding Units outstanding - Basic	78,964	76,802
Dilutive effect of compensatory options	2,051	2,169
Weighted average Alliance Holding Units outstanding - Diluted	81,015	78,971

Basic net income per Alliance Holding Unit	$0.59	$0.37
Diluted net income per Alliance Holding Unit	$0.58	$0.37

At March 31, 2004 and 2003, out-of-the-money options on 5,244,000 and 9,169,000 Alliance Holding Units, respectively, have been excluded from the diluted net income per Alliance Holding Unit computation due to their anti-dilutive effect.

5.     Investment in Operating Partnership

Alliance Holding’s investment in the Operating Partnership for the three-month period ended March 31, 2004 was as follows (in thousands):

2004
Investment in Operating Partnership at January 1,	$1,165,342
Equity in earnings of Operating Partnership	52,176
Additional investment resulting from exercises of compensatory options	28,366
Purchase of Alliance Holding Units to fund deferred compensation plans, net	10,811
Investment in Operating Partnership at March 31,	$1,256,695

6.     Contingencies

The Operating Partnership’s mutual fund distribution system (the “System”) includes a multi-class share structure.  The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares.  The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AllianceBernstein Investment Research and Management, Inc. (“ABIRM”), a wholly-owned subsidiary of the Operating Partnership, at the time of sale.  ABIRM in turn pays sales commissions to the financial intermediaries distributing the funds from the front-end sales charge it receives from investors.  For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge (“CDSC”) to ABIRM.  While ABIRM is obligated to pay sales commissions to the financial intermediaries at the time of the purchase of Back-End Load Shares, it receives higher ongoing distribution services fees from the mutual funds.

 The Operating Partnership’s payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the Operating Partnership’s System are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years, the periods of time during which deferred sales commissions are expected to be recovered from distribution services fees received from those funds and from CDSC received from shareholders of those funds upon redemption of their shares.  CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received.  The amount recorded by the Operating Partnership for the net deferred sales commission asset was $353.6 million at March 31, 2004.  Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System totaled approximately $14.9 million and $21.4 million during the three months ended March 31, 2004 and 2003, respectively, net of CDSC received of $10.2 million and $9.5 million, respectively.

The Operating Partnership’s management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.  As of March 31, 2004, the Operating Partnership’s management determined that the deferred sales commission asset was not impaired.  If the Operating Partnership’s management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value.  Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

During the first quarter of 2004, equity markets increased by approximately 2% as measured by the change in the Standard & Poor’s 500 Stock Index and fixed income markets increased by approximately 3% as measured by the change in the Lehman Brothers’ Aggregate Bond Index.  The redemption rate for domestic Back-End Load Shares was 25.6% during the first quarter of 2004.  Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows could result in the impairment of the deferred sales commission asset.  Due to the volatility of the capital markets and changes in redemption rates, the Operating Partnership’s management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur.  Should an impairment occur, any loss would reduce materially the recorded amount of the Operating Partnership’s asset with a corresponding charge to the Operating Partnership’s expense.  Alliance Holding’s proportionate share of the Operating Partnership’s charge to expense would reduce materially Alliance Holding’s net income.

Legal Proceedings

On December 7, 2001, a complaint entitled Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund (“Benak Complaint”) was filed in the United States District Court for the District of New Jersey against Alliance Capital and the AllianceBernstein Premier Growth Fund (“Premier Growth Fund”) alleging that the defendants violated Section 36(b) of the Investment Company Act of 1940 (“Investment Company Act”).  The principal allegations of the Benak Complaint are that Alliance Capital breached its duty of loyalty to Premier Growth Fund because one of the directors of the General Partner of Alliance Capital served as a director of Enron Corp. (“Enron”) when Premier Growth Fund purchased shares of Enron, and as a consequence thereof the investment advisory fees paid to Alliance Capital by Premier Growth Fund should be returned as a means of recovering for Premier Growth Fund the losses plaintiff alleges were caused by the alleged breach of the duty of loyalty.  Subsequently, between December 21, 2001, and July 11, 2002, five complaints making substantially the same allegations and seeking substantially the same relief as the Benak Complaint were filed against Alliance Capital and Premier Growth Fund.  All of those actions were consolidated in the United States District Court for the District of New Jersey.  On January 6, 2003, a consolidated amended complaint entitled Benak v. Alliance Capital Management L.P. (“Benak Consolidated Amended Complaint”) was filed containing allegations similar to those in the individual complaints, although it did not name Premier Growth Fund as a defendant.  On February 9, 2004, the court granted with prejudice Alliance Capital’s motion to dismiss the Benak Consolidated Amended Complaint, holding that plaintiff’s allegations failed to state a claim under Section 36(b), and plaintiffs have not filed a notice of appeal.

Alliance Capital believes that plaintiffs’ allegations in the Benak Consolidated Amended Complaint are without merit and intends to vigorously defend against any appeal that may be taken from the dismissal with prejudice of the action.

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital.  The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933 with respect to a registration statement filed by Enron and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Corp. Zero Coupon Convertible Notes due 2021.  Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and who was and remains a director of the General Partner of Alliance Capital, signed the registration statement at issue.  Plaintiffs allege that the registration statement was materially misleading.  Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage.  Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement.  Plaintiffs seek rescission or a rescissionary measure of damages.  On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it. On March 12, 2003, that motion was denied.  A First Amended Consolidated Complaint (“Enron Amended Consolidated Complaint”), with substantially similar allegations as to Alliance Capital, was filed on May 14, 2003.  Alliance Capital filed its answer on June 13, 2003.  On May 28, 2003, plaintiffs filed an Amended Motion for Class Certification.  On October 23, 2003, following the completion of class discovery, Alliance Capital filed its opposition to class certification.  Alliance Capital’s motion is pending.  The case is currently in discovery.

Alliance Capital believes that plaintiffs’ allegations in the Enron Amended Consolidated Complaint as to it are without merit and intends to vigorously defend against these allegations.  At the present time, management of Alliance Capital is unable to estimate the impact, if any, that the outcome of this action may have on Alliance Capital’s results of operations or financial condition.

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (“SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital.  The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account.  The SBA seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages.  On June 10, 2002, Alliance Capital moved to dismiss the SBA Complaint.  On September 12, 2002, the court denied Alliance Capital’s motion to dismiss the SBA Complaint in its entirety.  On November 13, 2003, the SBA filed an amended complaint (“Amended SBA Complaint”).  While the Amended SBA Complaint contains the Enron claims, the Amended SBA Complaint also alleges that Alliance Capital breached its contract with the SBA by investing in or continuing to hold stocks for the SBA’s investment portfolio that were not “1-rated,” the highest rating that Alliance Capital’s research analysts could assign.  The SBA also added claims for negligent supervision and common law fraud.  On December 13, 2003, Alliance Capital moved to dismiss the fraud and breach of fiduciary duty claims in the Amended SBA Complaint.  On January 27, 2004, the court denied that motion.  The case is currently in discovery.

Alliance Capital believes that the SBA’s allegations in the Amended SBA Complaint are without merit and intends to vigorously defend against these allegations.

On September 12, 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. (“Jaffe Complaint”) was filed in the United States District Court in the Southern District of New York against Alliance Capital, Alfred Harrison and Premier Growth Fund alleging violation of the Investment Company Act.  Plaintiff seeks damages equal to Premier Growth Fund’s losses as a result of Premier Growth Fund’s investment in shares of Enron and a recovery of all fees paid to Alliance Capital beginning November 1, 2000.  On March 24, 2003, the court granted Alliance Capital’s motion to transfer the Jaffe Complaint to the United States District Court for the District of New Jersey to be consolidated with the Benak Consolidated Amended Complaint already pending there.  On December 5, 2003, plaintiff filed an amended complaint (“Amended Jaffe Complaint”) in the United States District Court for the District of New Jersey.  The Amended Jaffe Complaint alleges violations of Section 36(a) of the Investment Company Act, common law negligence, and negligent misrepresentation.  Specifically, the Amended Jaffe Complaint alleges that: (i) the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in securities of Enron, (ii) the defendants were negligent for investing in securities of Enron, and (iii) through prospectuses and other documents defendants misrepresented material facts related to Premier Growth Fund’s investment objective and policies.  On January 23, 2004, defendants moved to dismiss the Amended Jaffe Complaint.

Alliance Capital and Alfred Harrison believe that plaintiff’s allegations in the Jaffe Complaint are without merit and intend to vigorously defend against these allegations.

On December 13, 2002, a putative class action complaint entitled Patrick J. Goggins, et al. v. Alliance Capital Management L.P., et al. (“Goggins Complaint”) was filed in the United States District Court for the Southern District of New York against Alliance Capital, Premier Growth Fund and individual directors and certain officers of Premier Growth Fund.  On August 13, 2003, the court granted Alliance Capital’s motion to transfer the Goggins Complaint to the United States District Court for the District of New Jersey.  On December 5, 2003, plaintiffs filed an amended complaint (“Amended Goggins Complaint”) in the United States District Court for the District of New Jersey.  The Amended Goggins Complaint alleges that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act because the Fund’s registration statements and prospectuses contained untrue statements of material fact and omitted material facts.  More specifically, the Amended Goggins Complaint alleges that the Fund’s investment in Enron was inconsistent with the Fund’s stated strategic objectives and investment strategies.  Plaintiffs seek rescissory relief or an unspecified amount of compensatory damages on behalf of a class of persons who purchased shares of Premier Growth Fund during the period October 31, 2000 through February 14, 2002.  On January 23, 2004, Alliance Capital moved to dismiss the Amended Goggins Complaint.

Alliance Capital, Premier Growth Fund and the other defendants believe that plaintiffs’ allegations in the Amended Goggins Complaint are without merit and intend to vigorously defend against these allegations.

On August 9, 2003, the Securities and Exchange Board of India (“SEBI”) ordered that Samir C. Arora, a former research analyst/portfolio manager of Alliance Capital, refrain from buying, selling or dealing in Indian equity securities.  Until August 4, 2003, when Mr. Arora announced his resignation from Alliance Capital, he served as head of Asian emerging markets equities and a fund manager of Alliance Capital Asset Management (India) Pvt. Ltd. (“ACAML”), a fund management company 75% owned by Alliance Capital.  The order states that Mr. Arora relied on unpublished price sensitive information in making certain investment decisions on behalf of certain clients of ACAML and Alliance Capital, that there were failures to make required disclosures regarding the size of certain equity holdings and that Mr. Arora tried to influence the sale of Alliance Capital’s stake in ACAML.  Mr. Arora contested the findings in the order by filing objections at a personal hearing held on August 28, 2003.  On September 24, 2003, SEBI issued an order confirming its previous order against Mr. Arora.  On October 10, 2003, Mr. Arora filed an appeal with the Securities Appellate Tribunal (“SAT”) seeking certain interim reliefs.  Mr. Arora’s appeal was heard by the SAT on December 15, 2003.  The SAT passed an order on January 12, 2004, wherein it did not grant any interim reliefs to Mr. Arora since SEBI had stated that the investigations in the matter were in progress.  However, SAT directed SEBI to complete the investigations by February 28, 2004 and to pass final orders in the matter by March 31, 2004.  On March 31, 2004, SEBI issued a final order against Mr. Arora barring him from dealing directly or indirectly in the Indian equity securities markets for a period of five years commencing from August 9, 2003.  Alliance Capital understands that Mr. Arora intends to appeal the order.

At the present time management of Alliance Capital does not believe the outcome of this matter will have a material impact on Alliance Capital’s results of operations or financial condition.

On September 8, 2003, SEBI issued to Alliance Capital a show cause notice and finding of investigation (the “Notice”).  The Notice requires Alliance Capital to explain its failure to make disclosure filings as to the acquisition of shares of five (5) Indian equity securities held at various times by Alliance Capital (through sub-accounts under foreign institutional investor licenses), ACAML and Alliance Capital’s local Indian mutual fund as required under the SEBI (Insider Trading) Regulations, 1992 and the SEBI (Substantial Acquisition of Shares and Takeovers) Regulations, 1997 inter alia when the holdings of the said entities in the Relevant Scrips crossed 5% which could make Alliance Capital liable to pay penalties prescribed under Section 15A of the SEBI Act, 1992, which requires that disclosure be made when the holdings of an investor (or a group of investors acting in concert) in an Indian security either exceeds five percent (5%) of the outstanding shares or changes by more than two percent (2%).  On October 14, 2003, and November 10, 2003, Alliance Capital filed its reply and written submissions, respectively.  Alliance Capital also had a personal hearing before SEBI on October 21, 2003 and the decision of SEBI in relation to the Notice is pending.

At the present time, management of Alliance Capital does not believe the outcome of this matter will have a material impact on Alliance Capital’s results of operations or financial condition.

On October 1, 2003, a class action complaint entitled Erb, et al. v. Alliance Capital Management L.P., et al. (“Erb Complaint”) was filed in the Circuit Court of St. Clair County, Illinois, against Alliance Capital.  The Plaintiff, purportedly a shareholder in Premier Growth Fund, alleges that Alliance Capital breached unidentified provisions of Premier Growth Fund’s prospectus and subscription and confirmation agreements that allegedly required that every security bought for Premier Growth Fund’s portfolio must be a “1-rated” stock, the highest rating that Alliance Capital’s analysts could assign.  Plaintiff alleges that Alliance Capital impermissibly purchased shares of stocks that were not 1-rated.  Plaintiff seeks rescission of all purchases of any non-1-rated stocks Alliance Capital made for Premier Growth Fund over the past ten years, as well as an unspecified amount of damages.  On November 25, 2003, Alliance Capital removed the Erb Complaint to the United States District Court for the Southern District of Illinois on the basis that plaintiffs’ alleged breach of contract claims are preempted under the Securities Litigation Uniform Standards Act.  On December 29, 2003, plaintiff filed a motion for remand.  On February 25, 2004, the court granted that motion and remanded the action to state court.

Alliance Capital believes that plaintiff’s allegations in the Erb Complaint are without merit and intends to vigorously defend against these allegations.

Mutual Fund Trading Matters

On October 2, 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. (“Hindo Complaint”) was filed against Alliance Capital, Alliance Holding, ACMC, AXA Financial, the AllianceBernstein family of mutual funds (“AllianceBernstein Funds”), the registrants and issuers of those funds, certain officers of Alliance Capital (“Alliance defendants”), and certain other defendants not affiliated with Alliance Capital, as well as unnamed Doe defendants.  The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the AllianceBernstein Funds.  The Hindo Complaint alleges that certain of the Alliance defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in “late trading” and “market timing” of AllianceBernstein Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Exchange Act and Sections 206 and 215 of the Investment Advisers Act.  Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with Alliance Capital, including recovery of all fees paid to Alliance Capital pursuant to such contracts.

Between October 3, 2003 and April 29, 2004, forty-three additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed against Alliance Capital and certain other defendants, and others may be filed.  These lawsuits are as follows:

Federal Court Class Actions

Twenty-seven of the lawsuits were brought as class actions filed in federal court (twenty-three in the United States District Court for the Southern District of New York, two in the United States District Court for the District of New Jersey, one in the United States District Court for the Northern District of California and one in the United States District Court for the District of Connecticut).  Certain of these additional lawsuits allege claims under the Securities Act, the Exchange Act, the Investment Advisers Act, the Investment Company Act and common law.  All of these lawsuits are brought on behalf of shareholders of AllianceBernstein Funds, except four.  Of these four, one was brought on behalf of a Unitholder of Alliance Holding and three were brought on behalf of participants in the Profit Sharing Plan for Employees of Alliance Capital (“Plan”).  The latter three lawsuits allege claims under Sections 404, 405 and 406 of The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), on the grounds that defendants violated fiduciary obligations to the Plan by failing to disclose the alleged market timing and late trading activities in AllianceBernstein Funds, and by permitting the Plan to invest in funds subject to those activities.  One of these ERISA actions has been voluntarily dismissed.

Federal Court Derivative Actions

Eight of the lawsuits were brought as derivative actions in federal court (one in the United States District Court for the Southern District of New York, five in the United States District Court for the Eastern District of New York and two in the United States District Court for the District of New Jersey).  These lawsuits allege claims under the Exchange Act, Section 36(b) of the Investment Company Act and/or common law.  Six of the lawsuits were brought derivatively on behalf of certain AllianceBernstein Funds, with the broadest lawsuits being brought derivatively on behalf of all AllianceBernstein Funds, generally alleging that defendants violated fiduciary obligations to the AllianceBernstein Funds and/or fund shareholders by permitting select investors to engage in market timing activities and failing to disclose those activities.  Two of the lawsuits were brought derivatively on behalf of Alliance Holding, generally alleging that defendants breached fiduciary obligations to

Alliance Holding or its Unitholders by failing to prevent the alleged undisclosed market timing and late trading activities from occurring.

State Court Representative Actions

Two lawsuits were brought as class actions in the Supreme Court of the State of New York, County of New York, by alleged shareholders of an AllianceBernstein Fund on behalf of shareholders of the AllianceBernstein Funds.  The lawsuits allege that defendants allowed certain parties to engage in late trading and market timing transactions in the AllianceBernstein Funds and that such arrangements breached defendants’ fiduciary duty to investors and purport to state a claim for breach of fiduciary duty.  One of the complaints also purports to state claims for breach of contract and tortious interference with contract.

A lawsuit was filed in Superior Court for the State of California, County of Los Angeles, alleging that defendants violated fiduciary responsibilities and disclosure obligations by permitting certain favored customers to engage in market timing and late trading activities in the AllianceBernstein Funds and purports to state claims of unfair business practices under Sections 17200 and 17303 of the California Business & Professional Code.  Pursuant to these statutes, the action was brought on behalf of members of the general public of the state of California.

State Court Derivative Actions

Four lawsuits were brought as derivative actions in state court (one in the Supreme Court of the State of New York, County of New York and three in the Superior Court of the State of Massachusetts, County of Suffolk).  The New York action was brought derivatively on behalf of Alliance Holding and alleges that, in connection with alleged market timing and late trading transactions, defendants breached their fiduciary duties to Alliance Holding and its Unitholders by failing to maintain adequate controls and employing improper practices in managing unspecified AllianceBernstein Funds.  The Massachusetts actions were brought derivatively on behalf of certain AllianceBernstein Funds and allege state common law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste and unjust enrichment.

State Court Individual Action

A lawsuit was filed in the District Court of Johnson County, Kansas, Civil Court Department, alleging that defendants were negligent and breached their fiduciary duties by knowingly entering into a number of illegal and improper arrangements with institutional investors for the purpose of engaging in late trading and market timing in AllianceBernstein Funds to the detriment of plaintiff and failing to disclose such arrangements in the AllianceBernstein Fund prospectuses, and purports to state claims under Sections 624 and 626 of the Kansas Consumer Protection Act and Section 1268 of the Kansas Securities Act.  The lawsuit also purports to state claims of negligent misrepresentation, professional negligence and breach of fiduciary duty under common law.

All of these lawsuits seek an unspecified amount of damages.

All of the federal actions discussed above under “Mutual Fund Trading Matters” (i.e., federal court class actions and federal court derivative actions) were the subject of a petition of tag-along notices filed by Alliance Capital before the Judicial Panel on Multidistrict Litigation (“MDL Panel”) seeking to have all of the actions centralized in a single forum for pre-trial proceedings.  On February 20, 2004, the MDL Panel transferred all of the actions to the United States District Court for the District of Maryland (“Mutual Fund MDL”).  On April 2, 2004, a case management conference was held before the Mutual Fund MDL.  At the conference, the Court requested that consolidated complaints be filed by May 28, 2004.  The Court also scheduled oral arguments on motions to dismiss the consolidated complaints for October 24, 2004, but requested that the parties agree to a briefing schedule for these motions.

Defendants have removed each of the state court representative actions and the state court individual action discussed above under “Mutual Fund Trading Matters” and thereafter submitted the actions to the MDL Panel in a notice of tag-along actions.  On March 3, 2004 and April 6, 2004, the MDL Panel issued orders conditionally transferring these cases and numerous others to the Mutual Fund MDL.  One of the plaintiffs in the state court representative actions is opposing transfer, while the other two plaintiffs in these actions and the plaintiff in the state court individual action have waived any objections to transfer.  The plaintiffs in three of these four actions have moved to remand the actions back to state court.  Where defendants have responded to the complaints in these actions, defendants have moved to stay proceedings pending transfer by the MDL Panel.  Stays have been granted in one of the state court representative actions and in the state court individual action.

Defendants have not yet responded to the complaints filed in the state court derivative actions.

Alliance Capital recorded charges to income totaling $330 million in the second half of 2003 in connection with establishing the $250 million restitution fund (which is discussed in detail under “Item 1. Business - Regulation” of Alliance Holding’s Form 10-K for the year ended December 31, 2003) and certain other matters discussed under “Item 3. Legal Proceedings” in that Form 10-K.  During the first quarter of 2004, Alliance Capital paid $285 million related to these matters and has cumulatively paid $291 million.  Management of Alliance Capital, however, cannot determine at this time the eventual outcome, timing or impact of these matters.  Accordingly, it is possible that additional charges in the future may be required.

With respect to certain other matters discussed above under “Legal Proceedings” (other than those referred to under “Mutual Fund Trading Matters” and those related to SEBI), management of Alliance Capital and Alliance Holding are unable to estimate the impact, if any, that the outcome of these matters may have on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

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

7.     Income Taxes

Alliance Holding is a publicly traded partnership for federal tax purposes and, accordingly, is not subject to federal or state corporate income taxes. However, Alliance Holding is subject to the New York City unincorporated business tax and to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business.  Alliance Holding’s partnership gross income is primarily derived from its interest in the Operating Partnership.  There were no cash payments of income taxes during the first quarter of 2004 or 2003.

8.     Cash Distribution

As a result of charges for mutual fund matters and legal proceedings recorded in the second half of 2003, distributions to Alliance Holding partners and Unitholders were suspended for the fourth quarter of 2003. Distributions resumed for the first quarter of 2004 and payout policy is expected to return to traditional levels in relation to cash flow for the second quarter of 2004.

On April 29, 2004, the General Partner declared a distribution of $11,139,000 or $0.14 per Alliance Holding Unit, representing a distribution from Available Cash Flow (as defined in the Alliance Holding Partnership Agreement) of Alliance Holding for the three months ended March 31, 2004.  The distribution is payable on May 20, 2004 to holders of record at close of business on May 10, 2004.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Alliance Holding unaudited condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes and management’s discussion and analysis of financial condition and results of operations of the Operating Partnership included as an exhibit to this quarterly report on Form 10-Q and Alliance Holding’s financial statements and notes and management’s discussion and analysis of financial condition and results of operations included in Alliance Holding’s Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

	Three Months Ended
(Dollars in millions, except per Unit amounts)	3/31/04	3/31/03	% Change
Equity in earnings of Operating Partnership	$52.2	$33.1	57.7%
Income taxes	5.8	4.8	20.8
Net income	$46.4	$28.3	64.0

Diluted net income per Unit	$0.58	$0.37	56.8

Distribution per Unit	$0.14	$0.37	(62.2)%

Net income for the three months ended March 31, 2004 increased $18.1 million, or $0.21 diluted net income per Alliance Holding Unit, to $46.4 million, or $0.58 diluted net income per Alliance Holding Unit, from net income of $28.3 million, or $0.37 diluted net income per Alliance Holding Unit, for the three months ended March 31, 2003.  The increase reflects equity in higher earnings of the Operating Partnership due principally to an increase in the Operating Partnership’s revenues, notwithstanding an increase in expenses.

CAPITAL RESOURCES AND LIQUIDITY

Alliance Holding’s partners’ capital was $1,244.1 million at March 31, 2004, an increase of $85.5 million or approximately 7.4% from $1,158.6 million at December 31, 2003.  The increase arises from net income, the proceeds from options exercised for Alliance Holding Units and net purchases of Alliance Holding Units to fund deferred compensation plans.  Alliance Holding’s cash and cash equivalents remained unchanged in the first quarter of 2004. Cash inflows were $28.4 million, the proceeds from options exercised for Alliance Holding Units.  These proceeds were invested in Units of the Operating Partnership.  There were no cash distributions paid to Alliance Holding partners or Unitholders during the first quarter of 2004.

Management believes that the cash flow from its ownership of Units of the Operating Partnership will provide Alliance Holding with the financial resources to meet its capital obligations.

CONTINGENCIES

See “Note 6.  Contingencies” of the unaudited condensed financial statements contained in Item 1 of this Form 10-Q.

CASH DISTRIBUTIONS

As a result of charges for mutual fund matters and legal proceedings recorded in the second half of 2003, distributions to Alliance Holding partners and Unitholders were suspended for the fourth quarter of 2003. Distributions resumed for the first quarter of 2004 and payout policy is expected to return to traditional levels in relation to cash flow for the second quarter of 2004.

Alliance Holding’s principal sources of income and cash flow are attributable to its ownership of approximately 31.5% of the issued and outstanding Alliance Capital Units.  Alliance Holding is required to distribute all of its Available Cash Flow to its partners and Alliance Holding Unitholders.  Alliance Holding’s Available Cash Flow and distributions per Alliance Holding Unit for the three months ended March 31, 2004 and 2003, were as follows:

	Three Months Ended
(in thousands, except per Unit amounts)	3/31/04	3/31/03
Available Cash Flow	$11,139	$28,463
Distribution per Unit	$0.14	$0.37

FORWARD-LOOKING STATEMENTS

Certain statements provided by Alliance Holding and Alliance Capital in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  The most significant of such factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions and government regulations, including changes in tax rates.  Alliance Holding and Alliance Capital caution readers to carefully consider such factors.  Further, such forward-looking statements speak only as of the date on which such statements are made; Alliance Holding and Alliance Capital undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.  For further information regarding these forward-looking statements and the factors that could cause actual results to differ, please refer to the Risk Factors section in Part I of Form 10-K for the year ended December 31, 2003.  Any or all of the forward-looking statements that we make in Form 10-Q, Form 10-K or any other public statements we issue may turn out to be wrong.  It is important to remember that other factors besides those listed in the Risk Factors section could also adversely affect our business, operating results or financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Alliance Holding’s market risk for the quarterly period ended March 31, 2004.

Item 4.    Controls and Procedures

Alliance Holding maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, in a timely manner.

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

In addition, management evaluated Alliance Holding’s internal control over financial reporting and there have been no changes that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.                    Legal Proceedings

See “Note 6. Contingencies” of the Notes to Condensed Financial Statements contained in Part I, Item 1 of this Form 10-Q.

Item 2.                    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information relating to any purchases of Alliance Holding Units by Alliance Capital made in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid Per Unit, net of Commissions	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
1/1/04-1/31/04	39,087	$33.7500	—	—
1/1/04-1/31/04	47,305	$34.5000	—	—
2/1/04-2/29/04	110,374	$36.8600	—	—
3/1/04-3/31/04	834,925	$37.5309	834,925	—
Total	1,031,691	$37.1769	834,925	—

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Submission of Matters to a Vote of Security Holders

None.

Item 5.                    Other Information

None.

Item 6.                    Exhibits and Reports on Form 8-K

(a)	Exhibits

	13.1	Pages 1 through 28 of the Alliance Capital Management L.P. quarterly report on Form 10-Q for the quarterly period ended March 31, 2004.

	15.1	Independent Accountants’ Review Report.

	31.1	Certification of Mr. Sanders pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Mr. Joseph pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Mr. Sanders pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Mr. Joseph pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 29, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release issued April 29, 2004 and their First Quarter 2004 Review dated April 29, 2004.

On April 12, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release issued April 12, 2004.

On March 30, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release issued March 29, 2004.

On March 11, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release issued March 9, 2004.

On February 10, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release issued February 10, 2004.

On January 29, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release issued January 29, 2004 and their Fourth Quarter and Full Year 2004 review dated January 29, 2004.

On January 12, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release issued January 12, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Dated: May 7, 2004	By:	Alliance Capital Management
Corporation, its General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President &
Chief Financial Officer