Form 10-Q
period 2004-06-30
ALLIANCE CAPITAL MANAGEMENT HOLDING LP
filed 2004-08-06
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
(Address of principal executive offices, Zip Code)

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

The number of Units representing assignments of beneficial ownership of limited partnership interests* outstanding as of June 30, 2004 was 79,856,424.

* includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
Condensed Statements of Financial Condition

(in thousands)

	6/30/04	12/31/03
	(unaudited)
ASSETS
Fees receivable	$752	$755
Investment in Operating Partnership	1,279,054	1,165,342
Total assets	$1,279,806	$1,166,097

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to Operating Partnership	$7,111	$6,705
Accounts payable and accrued expenses	458	786
Total liabilities	7,569	7,491
Partners’ capital	1,272,237	1,158,606
Total liabilities and partners’ capital	$1,279,806	$1,166,097

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
Condensed Statements of Income

(unaudited)
(in thousands, except per Unit amounts)

	Three Months Ended		Six Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03

Equity in earnings of Operating Partnership	$48,585	$45,108	$100,761	$78,254

Income taxes	6,206	5,213	12,021	10,015

Net income	$42,379	$39,895	$88,740	$68,239

Net income per Alliance Holding Unit:
Basic	$0.53	$0.52	$1.12	$0.89
Diluted	$0.53	$0.51	$1.11	$0.88

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
Condensed Statements of
Changes in Partners’ Capital
and Comprehensive Income

(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03

Partners’ capital - beginning of period	$1,244,144	$1,220,915	$1,158,606	$1,230,543
Comprehensive income:
Net income	42,379	39,895	88,740	68,239
Comprehensive income	42,379	39,895	88,740	68,239
Cash distributions to Alliance Holding Partners and Unitholders	(11,932)	(28,478)	(11,932)	(68,326)
Purchases of Alliance Holding Units by Alliance Capital to fund deferred compensation plans, net	(62)	614	(38,437)	(66,596)
Awards of Alliance Holding Units, net of forfeitures	(7,162)	(1,134)	42,024	65,660
Proceeds from exercise of options for Alliance Holding Units	4,870	6,438	33,236	8,730
Partners’ capital - end of period	$1,272,237	$1,238,250	$1,272,237	$1,238,250

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
Condensed Statements of Cash Flows

(unaudited)
(in thousands)

	Six Months Ended
	6/30/04	6/30/03
Cash flows from operating activities:
Net income	$88,740	$68,239
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of Operating Partnership	(100,761)	(78,254)
Investment in Operating Partnership with proceeds from exercise of options for Alliance Holding Units	(33,236)	(8,730)
Operating Partnership distributions received	23,872	78,093
Changes in assets and liabilities:
Decrease in fees receivable	3	171
(Increase) in other assets	—	(40)
Increase in payable to Operating Partnership	406	52
(Decrease) increase in accounts payable and accrued expenses	(328)	65
Net cash (used in) provided by operating activities	(21,304)	59,596
Cash flows from financing activities:
Cash distributions to Alliance Holding Partners and Unitholders	(11,932)	(68,326)
Proceeds from exercise of options for Alliance Holding Units	33,236	8,730
Net cash provided by (used in) financing activities	21,304	(59,596)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.
Notes to Condensed Financial Statements
June 30, 2004

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

ACMC owns 100,000 general partnership units in Alliance Holding and a 1% general partnership interest in the Operating Partnership.  As of June 30, 2004, AXA, AXA Financial, The Equitable Life Assurance Society of the United States (a wholly-owned subsidiary of AXA Financial, “ELAS”) and certain subsidiaries of ELAS beneficially owned approximately 57.3% of the issued and outstanding Alliance Capital Units and approximately 1.8% of the issued and outstanding Alliance Holding Units which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 58.3% in the Operating Partnership.

As of June 30, 2004, Alliance Holding owned approximately 31.5% of the issued and outstanding Alliance Capital Units.  As of June 30, 2004, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc. (formerly known as Sanford C. Bernstein Inc.), owned approximately 9.7% of the issued and outstanding Alliance Capital Units.

2.               Business Description

The Operating Partnership provides diversified investment management and related services globally to a broad range of clients including: (a) institutional investors (consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and of affiliates such as AXA and its insurance company subsidiaries) by means of separately managed accounts, institutional sub-advisory relationships, structured products, group trusts, mutual funds and other investment vehicles; (b) private clients (consisting of high net-worth individuals, trusts, estates, charitable foundations, partnerships, private and family corporations and other entities) by means of separately managed accounts, hedge funds, mutual funds and other investment vehicles; (c) individual investors by means of retail mutual funds sponsored by the Operating Partnership, its subsidiaries and affiliated joint venture companies, which include cash management products (money market funds and deposit accounts), as well as sub-advisory relationships in respect of mutual funds sponsored by third parties and other investment vehicles (“Alliance Mutual Funds”) and managed account products; and (d) institutional investors desiring institutional research services by means of in-depth research, portfolio strategy, trading and brokerage-related services.  The Operating Partnership and its subsidiaries provide investment management, distribution and/or shareholder and administrative services to Alliance Mutual Funds. Alliance Capital uses internal fundamental and quantitative research as the key to its investment process across all its investment disciplines.

Alliance Holding’s principal source of income and cash flow is attributable to its ownership interest in the Operating Partnership.

3.               Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements of Alliance Holding included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made.  The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

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

Investment in Operating Partnership

Alliance Holding records its investment in the Operating Partnership using the equity method of accounting. Alliance Holding’s investment will be increased to reflect its proportionate share of income of the Operating Partnership and decreased to reflect its proportionate share of losses of the Operating Partnership and cash distributions made by the Operating Partnership to its Unitholders. In addition, Alliance Holding’s investment is adjusted to reflect certain capital transactions of the Operating Partnership.

Compensatory Option Plans

In 2002, the Operating Partnership adopted the fair value method of recording compensation expense on a prospective basis, using a straight-line amortization policy, relating to compensatory option awards of Alliance Holding Units as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure”.  Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period.  Fair value is determined using the Black-Scholes option-pricing model.  Compensation expense relating to compensatory unit option awards granted after 2001 totaled approximately $0.7 million and $1.3 million for the three and six month periods ended June 30, 2004, respectively, and $0.7 million and $1.4 million for the three and six month periods ended June 30, 2003, respectively.  As a result, Alliance Holding’s income derived from its interest in the Operating Partnership was decreased by approximately $0.1 million and $0.3 million for the three and six month periods ended June 30, 2004, respectively, and was decreased by approximately $0.2 million and $0.4 million for the three and six month periods ended June 30, 2003, respectively.

For compensatory option awards granted prior to 2002, the Operating Partnership applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, under which compensation expense is recognized only if the market value of the underlying Alliance Holding Units exceeds the exercise price at the date of grant. The Operating Partnership did not record compensation expense for option awards granted prior to 2002, because those options were granted with exercise prices equal to the market value of the underlying Alliance Holding Units on the date of grant. Had the Operating Partnership recorded compensation expense for those options based on their fair value at grant date under SFAS 123, Alliance Holding’s income derived from its interest in the Operating Partnership would have decreased and Alliance

Holding’s net income and net income per Alliance Holding Unit would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03
	(in thousands, except per Unit amounts)
SFAS 123 pro forma net income:
Net income as reported	$42,379	$39,895	$88,740	$68,239
Add: stock-based compensation expense included in net income, net of tax	156	184	325	362
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of tax	(356)	(790)	(734)	(1,522)
SFAS 123 pro forma net income	$42,179	$39,289	$88,331	$67,079

Net income per unit:
Basic net income per Unit as reported	$0.53	$0.52	$1.12	$0.89
Basic net income per Unit pro forma	$0.53	$0.51	$1.11	$0.87
Diluted net income per Unit as reported	$0.53	$0.51	$1.11	$0.88
Diluted net income per Unit pro forma	$0.53	$0.50	$1.11	$0.86

4.               Net Income Per Alliance Holding Unit

Basic net income per Alliance Holding Unit is derived by dividing net income by the basic weighted average number of Alliance Holding Units outstanding for each period.  Diluted net income per Alliance Holding Unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income - Diluted”) and dividing Net income - Diluted by the diluted weighted average number of Alliance Holding Units outstanding for each period.

	Three Months Ended		Six Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03
	(in thousands, except per Unit amounts)

Net income – Basic	$42,379	$39,895	$88,740	$68,239
Additional allocation of equity in earnings of the Operating Partnership resulting from assumed dilutive effect of compensatory options	523	904	1,328	1,417
Net income – Diluted	$42,902	$40,799	$90,068	$69,656

Weighted average Alliance Holding Units outstanding - Basic	79,717	77,069	79,341	76,936
Dilutive effect of compensatory options	1,445	2,561	1,718	2,360
Weighted average Alliance Holding Units outstanding - Diluted	81,162	79,630	81,059	79,296

Basic net income per Alliance Holding Unit	$0.53	$0.52	$1.12	$0.89
Diluted net income per Alliance Holding Unit	$0.53	$0.51	$1.11	$0.88

Out-of-the-money options on 4,946,000 and 6,462,000 Alliance Holding Units for the three months ended June 30, 2004 and 2003, respectively, and out-of-the-money options on 4,946,000 and 8,836,500 Alliance Holding Units for the six months ended June 30, 2004 and 2003, respectively, have been excluded from the diluted net income per Alliance Holding Unit computation due to their anti-dilutive effect.

5.             Investment in Operating Partnership

Alliance Holding’s investment in the Operating Partnership for the six month period ended June 30, 2004 was as follows (in thousands):

2004

Investment in Operating Partnership at December 31, 2003	$1,165,342
Equity in earnings of Operating Partnership	100,761
Additional investment resulting from exercises of compensatory options	33,236
Distribution received from Operating Partnership	(23,872)
Purchase of Alliance Holding Units by Alliance Capital to fund deferred compensation plans, net	(38,437)
Awards of Alliance Holding Units, net of forfeitures	42,024
Investment in Operating Partnership at June 30, 2004	$1,279,054

6.               Commitments and Contingencies

Deferred Sales Commissions

The Operating Partnership’s mutual fund distribution system (the “System”) includes a multi-class share structure. The System permits the Operating Partnership’s open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including the purchase of Front-End Load Shares and Back-End Load Shares.  The Front-End Load Shares are subject to a conventional front-end sales charge paid by investors to AllianceBernstein Investment Research and Management, Inc. (“ABIRM”), a wholly-owned subsidiary of the Operating Partnership, at the time of sale.  ABIRM in turn pays sales commissions to the financial intermediaries distributing the funds from the front-end sales charge it receives from investors.  For Back-End Load Shares, investors do not pay a front-end sales charge although, if there are redemptions before the expiration of the minimum holding period (which ranges from one year to four years), investors pay a contingent deferred sales charge (“CDSC”) to ABIRM.  While ABIRM is obligated to pay sales commissions to the financial intermediaries at the time of the purchase of Back-End Load Shares, it recovers these commissions from receipt of the aforementioned CDSC from investors and from ongoing distribution services fees from the mutual funds, which are higher for Back-End Load Shares than for Front-End Load Shares.

The Operating Partnership’s payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the Operating Partnership’s System are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years, the periods of time during which the deferred sales commission asset is expected to be recovered. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received.  The amount recorded by the Operating Partnership for the net deferred sales commission asset was $316.6 million at June 30, 2004.  Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System during the six months ended June 30, 2004 and 2003, net of CDSC received of $19.2 million and $17.6 million, respectively, totaled approximately $24.6 million and $61.0 million, respectively.

The Operating Partnership’s management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.  Significant assumptions utilized to estimate the Operating Partnership’s future average assets under management and undiscounted future cash flows from Back-End Load Shares include expected future market levels and redemption rates.  Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices.  At June 30, 2004, the Operating Partnership’s management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns.  Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows.  Future redemption rate assumptions were determined by reference to actual redemption experience over the three-year and five-year periods ended June 30, 2004.  Based on the actual redemption rates, including increased redemption rates experienced more recently, management used a range of expected annual redemption rates of 16% to 20% at June 30, 2004, calculated as a percentage of average assets under management.  An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.  Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate estimated undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset.  The Operating Partnership’s management considers the results of these analyses performed at various dates.

As of June 30, 2004, the Operating Partnership’s management determined that the deferred sales commission asset was not impaired. If the Operating Partnership’s management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value.  Estimated fair value is determined using the Operating Partnership’s management’s best estimate of future cash flows discounted to a present value amount.

During the three and six month periods ended June 30, 2004, equity markets increased by approximately 2% and 3%, respectively, as measured by the change in the Standard & Poor’s 500 Stock Index.  Fixed income markets decreased by approximately 2% during the second quarter of 2004 as measured by the change in the Lehman Brothers’ Aggregate Bond Index, and remained flat for the six months ended June 30, 2004. The redemption rate for domestic Back-End Load Shares was 25.8% and 25.7% during the three and six month periods ended June 30, 2004, respectively. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows could result in the impairment of the deferred sales commission asset.  Due to the volatility of the capital markets and changes in redemption rates, the Operating Partnership’s management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur.  Should impairment occur, any loss would reduce materially the recorded amount of the Operating Partnership’s asset with a corresponding charge to the Operating Partnership’s expense.  Alliance Holding’s proportionate share of the Operating Partnership’s charge would reduce materially Alliance Holding’s net income.

Legal Proceedings

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the district court in the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital.  The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933 (“Securities Act”) with respect to a registration statement filed by Enron Corp. (“Enron”) and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Corp. Zero Coupon Convertible Notes due 2021.  Plaintiffs allege that Frank Savage, who was at that time an employee of Alliance Capital and a director of the General Partner of Alliance Capital, signed the registration statement at issue.  Plaintiffs allege that the registration statement was materially misleading.  Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage.  Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement.  Plaintiffs seek rescission or a rescissionary measure of damages.  On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it. On March 12, 2003, that motion was denied.  A First Amended Consolidated Complaint (“Enron Amended Consolidated Complaint”), with substantially similar allegations as to Alliance Capital, was filed on May 14, 2003.  Alliance Capital filed its answer on June 13, 2003.  On May 28, 2003, plaintiffs filed an Amended Motion for Class Certification.  On October 23, 2003, following the completion of class discovery, Alliance Capital filed its opposition to class certification.  Alliance Capital’s motion is pending.  The case is currently in discovery.

Alliance Capital believes that plaintiffs’ allegations in the Enron Amended Consolidated Complaint as to it are without merit and intends to vigorously defend against these allegations.

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (“SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital.  The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account.  The SBA Complaint seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages.  On June 10, 2002, Alliance Capital moved to dismiss the SBA Complaint.  On September 12, 2002, the court denied Alliance Capital’s motion to dismiss the SBA Complaint in its entirety.  On November 13, 2003, the SBA filed an amended complaint (“Amended SBA Complaint”).  The Amended SBA Complaint contains similar Enron-related claims and also alleges that Alliance Capital breached its contract with the SBA by investing in or continuing to hold stocks for the SBA’s investment portfolio that were not “1-rated,” the highest rating that Alliance Capital’s research analysts could assign. The Amended SBA Complaint also added claims for negligent supervision and common law fraud. The Amended SBA Complaint seeks rescission of all purchases of stocks that were not 1-rated and, if such relief were granted, the amount of damages would be substantially higher than those damages sought in the SBA Complaint.  On December 13, 2003, Alliance Capital moved to dismiss the fraud and breach of fiduciary duty claims in the Amended SBA Complaint.  On January 27, 2004, the court denied that motion.  The case is currently in discovery.

Alliance Capital believes that the SBA’s allegations in the Amended SBA Complaint are without merit and intends to vigorously defend against these allegations.

On September 12, 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. (“Jaffe Complaint”) was filed in the United States District Court in the Southern District of New York against Alliance Capital, Alfred Harrison and the AllianceBernstein Premier Growth Fund (“Premier Growth Fund”) alleging violation of the Investment Company Act of 1940 (“Investment Company Act”).  Plaintiff seeks damages equal to Premier Growth Fund’s losses as a result of Premier Growth Fund’s investment in shares of Enron and a recovery of all fees paid to Alliance Capital beginning November 1, 2000.  On March 24, 2003, the court granted Alliance Capital’s motion to transfer the Jaffe Complaint to the United States District Court for the District of New Jersey for coordination with the now dismissed Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund action then pending.  On December 5, 2003, plaintiff filed an amended complaint (“Amended Jaffe Complaint”) in the United States District Court for the District of New Jersey.  The Amended Jaffe Complaint alleges violations of Section 36(a) of the Investment Company Act, common law negligence, and negligent misrepresentation.  Specifically, the Amended Jaffe Complaint alleges that: (i) the defendants breached their fiduciary duties of loyalty, care and good faith to Premier Growth Fund by causing Premier Growth Fund to invest in securities of Enron, (ii) the defendants were negligent for investing in securities of Enron, and (iii) through prospectuses and other documents defendants misrepresented material facts related to Premier Growth Fund’s investment objective and policies.  On January 23, 2004, defendants moved to dismiss the Amended Jaffe Complaint. That motion is pending.

Alliance Capital and Alfred Harrison believe that plaintiff’s allegations in the Amended Jaffe Complaint are without merit and intend to vigorously defend against these allegations.

On December 13, 2002, a putative class action complaint entitled Patrick J. Goggins, et al. v. Alliance Capital Management L.P., et al. (“Goggins Complaint”) was filed in the United States District Court for the Southern District of New York against Alliance Capital, Premier Growth Fund and individual directors and certain officers of Premier Growth Fund.  On August 13, 2003, the court granted Alliance Capital’s motion to transfer the Goggins Complaint to the United States District Court for the District of New Jersey.  On December 5, 2003, plaintiffs filed an amended complaint (“Amended Goggins Complaint”) in the United States District Court for the

District of New Jersey.  The Amended Goggins Complaint alleges that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act because the Fund’s registration statements and prospectuses contained untrue statements of material fact and omitted material facts.  More specifically, the Amended Goggins Complaint alleges that the Fund’s investment in Enron was inconsistent with the Fund’s stated strategic objectives and investment strategies.  Plaintiffs seek rescissory relief or an unspecified amount of compensatory damages on behalf of a class of persons who purchased shares of Premier Growth Fund during the period October 31, 2000 through February 14, 2002.  On January 23, 2004, Alliance Capital moved to dismiss the Amended Goggins Complaint. That motion is pending.

Alliance Capital, Premier Growth Fund and the other defendants believe that plaintiffs’ allegations in the Amended Goggins Complaint are without merit and intend to vigorously defend against these allegations.

On August 9, 2003, the Securities and Exchange Board of India (“SEBI”) ordered that Samir C. Arora, a former research analyst/portfolio manager of Alliance Capital, refrain from buying, selling or dealing in Indian equity securities.  Until August 4, 2003, when Mr. Arora announced his resignation from Alliance Capital, he served as head of Asian emerging markets equities and a fund manager of Alliance Capital Asset Management (India) Pvt. Ltd. (“ACAML”), a fund management company 75% owned by Alliance Capital.  The order states that Mr. Arora relied on unpublished price sensitive information in making certain investment decisions on behalf of certain clients of ACAML and Alliance Capital, that there were failures to make required disclosures regarding the size of certain equity holdings and that Mr. Arora tried to influence the sale of Alliance Capital’s stake in ACAML.  Mr. Arora contested the findings in the order by filing objections at a personal hearing held on August 28, 2003.  On September 24, 2003, SEBI issued an order confirming its previous order against Mr. Arora.  On October 10, 2003, Mr. Arora filed an appeal with the Securities Appellate Tribunal (“SAT”) seeking certain interim reliefs.  Mr. Arora’s appeal was heard by the SAT on December 15, 2003.  The SAT passed an order on January 12, 2004, wherein it did not grant any interim reliefs to Mr. Arora since SEBI had stated that the investigations in this matter were in progress.  However, SAT directed SEBI to complete the investigations by February 28, 2004 and to pass final orders in the matter by March 31, 2004.  On March 31, 2004, SEBI issued a final order against Mr. Arora barring him from dealing directly or indirectly in the Indian equity securities markets for a period of five years commencing from August 9, 2003.  Alliance Capital understands that Mr. Arora has appealed the order.

At the present time, Alliance Capital does not believe the outcome of this matter will have a material impact on Alliance Capital’s results of operations or financial condition.

On September 8, 2003, SEBI issued to Alliance Capital a show cause notice and finding of investigation (the “Notice”).  The Notice requires Alliance Capital to explain its failure to make disclosure filings as to the acquisition of shares of five Indian equity securities held at various times by Alliance Capital (through sub-accounts under foreign institutional investor licenses), ACAML and Alliance Capital’s local Indian mutual fund as required under the SEBI (Insider Trading) Regulations, 1992 and the SEBI (Substantial Acquisition of Shares and Takeovers) Regulations, 1997 inter alia when the holdings of the said entities in the relevant equity securities crossed 5%, which could make Alliance Capital liable to pay penalties prescribed under Section 15A of the SEBI Act, 1992, which requires that disclosure be made when the holdings of an investor (or a group of investors acting in concert) in an Indian security either exceeds five percent (5%) of the outstanding shares or changes by more than two percent (2%).  On October 14, 2003, and November 10, 2003, Alliance Capital filed its reply and written submissions, respectively.  Alliance Capital also had a personal hearing before SEBI on October 21, 2003. On May 12, 2004, SEBI issued an Order of Adjudicating Officer in respect of Alliance Capital, ACAML and its local Indian mutual fund whereby it levied a fine, jointly and severally, against Alliance Capital and ACAML in an amount of approximately $630,000 for not filing the required notices in a timely manner. On June 29, 2004, Alliance Capital and ACAML filed an appeal with respect to such order with SAT, which is still pending.

At the present time, Alliance Capital does not believe the outcome of this matter will have a material impact on Alliance Capital’s results of operations or financial condition.

On October 1, 2003, a class action complaint entitled Erb, et al. v. Alliance Capital Management L.P. (“Erb Complaint”) was filed in the Circuit Court of St. Clair County, Illinois, against Alliance Capital.  The plaintiff, purportedly a shareholder in Premier Growth Fund, alleges that Alliance Capital breached unidentified provisions of Premier Growth Fund’s prospectus and subscription and confirmation agreements that allegedly required that every security bought for Premier Growth Fund’s portfolio must be a “1-rated” stock, the highest rating that Alliance Capital’s research analysts could assign.  Plaintiff alleges that Alliance Capital impermissibly purchased shares of stocks that were not 1-rated.  On November 25, 2003, Alliance Capital removed the Erb action to the United States District Court for the Southern District of Illinois on the basis that plaintiffs’ alleged breach of contract claims are preempted under the Securities Litigation Uniform Standards Act.  On December 29, 2003, plaintiff filed a motion for remand.  On February 25, 2004, the court remanded the action to state court.  On June 24, 2004, plaintiff filed an amended complaint (“Amended Erb Complaint”) in the Circuit Court of St. Clair County, Illinois.  The Amended Erb Complaint allegations are substantially similar to those contained in the previous complaint, however, the Amended Erb Complaint adds a new plaintiff and seeks to allege claims on behalf of a purported class of persons or entities holding an interest in any portfolio managed by Alliance Capital’s Large Cap Growth Team.  The Amended Erb Complaint alleges that Alliance Capital breached its contracts with these persons or entities by impermissibly purchasing shares of stocks that were not 1-rated.  Plaintiffs seek rescission of all purchases of any non-1-rated stocks Alliance Capital made for Premier Growth Fund and other Large Cap Growth Team clients’ portfolios over the past eight years, as well as an unspecified amount of damages.  On July 13, 2004, Alliance Capital removed the Erb action to the United States District Court for the Southern District of Illinois on the basis that plaintiffs’ claims are preempted under the Securities Litigation Uniform Standards Act.

Alliance Capital believes that plaintiff’s allegations in the Amended Erb Complaint are without merit and intends to vigorously defend against these allegations.

Market Timing-Related Matters

On October 2, 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. (“Hindo Complaint”) was filed against Alliance Capital, Alliance Holding, ACMC, AXA Financial, the AllianceBernstein family of mutual funds (“AllianceBernstein Funds”), the registrants and issuers of those funds, certain officers of Alliance Capital (“Alliance defendants”), and certain other defendants not affiliated with Alliance Capital, as well as unnamed Doe defendants.  The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the AllianceBernstein Funds.  The Hindo Complaint alleges that certain of the Alliance defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in “late trading” and “market timing” of AllianceBernstein Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Sections 206 and 215 of the Advisers Act.  Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with Alliance Capital, including recovery of all fees paid to Alliance Capital pursuant to such contracts.

Between October 3, 2003 and August 4, 2004, forty-three additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed against Alliance Capital and certain other defendants, and others may be filed.  These lawsuits are as follows:

Federal Court Class Actions

Twenty-seven of the lawsuits were brought as class actions filed in federal court (twenty-three in the United States District Court for the Southern District of New York, two in the United States District Court for the District of New Jersey, one in the United States District Court for the Northern District of California and one in the United States District Court for the District of Connecticut).  Certain of these additional lawsuits allege claims under the Securities Act, the Exchange Act, the Advisers Act, the Investment Company Act and common law.  All of these lawsuits are brought on behalf of shareholders of AllianceBernstein Funds, except four.  Of these four, one was brought on behalf of a Unitholder of Alliance Holding, and three were brought on behalf of participants in the Profit Sharing Plan for

Employees of Alliance Capital (“Plan”).  The latter three lawsuits allege claims under Sections 404, 405 and 406 of The Employee Retirement Income Security Act of 1974 (“ERISA”), on the grounds that defendants violated fiduciary obligations to the Plan by failing to disclose the alleged market timing and late trading activities in AllianceBernstein Funds, and by permitting the Plan to invest in funds subject to those activities.  One of these ERISA actions has been voluntarily dismissed.

Federal Court Derivative Actions

Eight of the lawsuits were brought as derivative actions in federal court (one in the United States District Court for the Southern District of New York, five in the United States District Court for the Eastern District of New York and two in the United States District Court for the District of New Jersey).  These lawsuits allege claims under the Exchange Act, Section 36(b) of the Investment Company Act and/or common law.  Six of the lawsuits were brought derivatively on behalf of certain AllianceBernstein Funds, with the broadest lawsuits being brought derivatively on behalf of all AllianceBernstein Funds, generally alleging that defendants violated fiduciary obligations to the AllianceBernstein Funds and/or fund shareholders by permitting select investors to engage in market timing activities and failing to disclose those activities.  Two of the lawsuits were brought derivatively on behalf of Alliance Holding, generally alleging that defendants breached fiduciary obligations to Alliance Holding and its Unitholders by failing to prevent the alleged undisclosed market timing and late trading activities from occurring.

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

State Court Derivative Actions

Four lawsuits were brought as derivative actions in state court (one in the Supreme Court of the State of New York, County of New York, and three in the Superior Court of the State of Massachusetts, County of Suffolk).  The New York action was brought derivatively on behalf of Alliance Holding and alleges that, in connection with alleged market timing and late trading transactions, defendants breached their fiduciary duties to Alliance Holding and its Unitholders by failing to maintain adequate controls and employing improper practices in managing unspecified AllianceBernstein Funds.  The Massachusetts actions were brought derivatively on behalf of certain AllianceBernstein Funds and allege state common law claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste and unjust enrichment.

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

All of the federal actions discussed above under “Market Timing-Related Matters” (i.e., federal court class actions and federal court derivative actions) were the subject of a petition of tag-along notices filed by Alliance Capital before the Judicial Panel on Multidistrict Litigation (“MDL Panel”) seeking to have all of the actions centralized in a single forum for pre-trial proceedings.  On February 20, 2004, the MDL Panel transferred all of the actions to the United States District Court for the District of Maryland (“Mutual Fund MDL”).  On May 24, 2004, the Court appointed lead counsel and lead plaintiffs for each of the various claim types asserted against the Alliance defendants.  The Court has ordered plaintiffs to file consolidated complaints by September 29, 2004.

Defendants have removed each of the state court representative actions and the state court individual action discussed above under “Market Timing-Related Matters” and thereafter submitted the actions to the MDL Panel through notices of tag-along action.  On March 3, 2004 and April 6, 2004, the MDL Panel issued orders conditionally transferring these cases and numerous others to the Mutual Fund MDL.  Transfer of all of these actions subsequently became final.  Plaintiffs in three of these four actions moved to remand the actions back to state court.  On June 18, 2004, the Court issued an interim opinion deferring decision on plaintiffs’ motions to remand until a later stage in the proceedings.  Subsequently, the plaintiff in the state court individual action moved the Court for reconsideration of that interim opinion and for immediate remand of her case to state court, and that motion is pending.

Defendants have not yet responded to the complaints filed in the state court derivative actions.

Alliance Capital recorded charges to income totaling $330 million during the second half of 2003 in connection with establishing the $250 million restitution fund (which is discussed in detail under “Item 1. Business - Regulation” of Alliance Holding’s Form 10-K for the year ended December 31, 2003) and certain other matters discussed under “Item 3. Legal Proceedings” in that Form 10-K.  During the first half of 2004, Alliance Capital paid $290 million related to these matters (including $250 million to the restitution fund as described above) and has cumulatively paid $296 million.  Management of Alliance Capital, however, cannot determine at this time the eventual outcome, timing or impact of these matters.  Accordingly, it is possible that additional charges in the future may be required.

Revenue Sharing-Related Matters

On June 22, 2004, a purported class action complaint entitled Aucoin, et al. v. Alliance Capital Management L.P., et al. (“Aucoin Complaint”) was filed against Alliance Capital, Alliance Holding, ACMC, AXA Financial, ABIRM, certain current and former directors of the AllianceBernstein Funds, and unnamed Doe defendants.  The Aucoin Complaint names the AllianceBernstein Funds as nominal defendants.  The Aucoin Complaint was filed in the United States District Court for the Southern District of New York by an alleged shareholder of the AllianceBernstein Growth & Income Fund.  The Aucoin Complaint alleges, among other things, (i) that certain of the defendants improperly authorized the payment of excessive commissions and other fees from AllianceBernstein Fund assets to broker-dealers in exchange for preferential marketing services, (ii) that certain of the defendants misrepresented and omitted from registration statements and other reports material facts concerning such payments, and (iii) that certain defendants caused such conduct as control persons of other defendants.  The Aucoin Complaint asserts claims for violation of Sections 34(b), 36(b) and 48(a) of the Investment Company Act, Sections 206 and 215 of the Advisers Act, breach of common law fiduciary duties, and aiding and abetting breaches of common law fiduciary duties.  Plaintiffs seek an unspecified amount of compensatory damages and punitive damages, rescission of their contracts with Alliance Capital, including recovery of all fees paid to Alliance Capital pursuant to such contracts, an accounting of all AllianceBernstein

Fund-related fees, commissions and soft dollar payments, and restitution of all unlawfully or discriminatorily obtained fees and expenses.

Between June 22, 2004 and August 4, 2004, nine additional lawsuits making factual allegations substantially similar to those in the Aucoin Complaint were filed against Alliance Capital and certain other defendants, and others may be filed.  All nine of the lawsuits (i) were brought as class actions filed in the United States District Court for the Southern District of New York, (ii) assert claims substantially identical to the Aucoin Complaint, and (iii) are brought on behalf of shareholders of AllianceBernstein Funds.

With respect to certain matters discussed above under “Legal Proceedings” (other than those referred to under “Market Timing-Related Matters” and those related to SEBI), management of Alliance Capital and Alliance Holding are unable to estimate the impact, if any, that the outcome of these matters may have on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

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

8.               Supplemental Cash Flow Information

Cash payments for income taxes were as follows:

	Three Months Ended		Six Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03
	(in thousands)

Income taxes	$12,322	$9,990	$12,322	$9,990

9.               Cash Distribution

On July 27, 2004, the General Partner declared a distribution of $42,324,000 or $0.53 per Alliance Holding Unit, representing a distribution from Available Cash Flow of Alliance Holding (as defined in the Alliance Holding Partnership Agreement) for the three months ended June 30, 2004.  The distribution is payable on August 16, 2004 to holders of record at the close of business on August 6, 2004.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Alliance Holding’s principal sources of income and cash flow are attributable to its ownership of approximately 31.5% of the issued and outstanding Alliance Capital Units. The Alliance Holding condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes and management’s discussion and analysis of financial condition and results of operations of the Operating Partnership included as an exhibit to this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

(in millions, except per Unit amounts)

	Three Months Ended			Six Months Ended
	6/30/04	6/30/03	% Change	6/30/04	6/30/03	% Change
Equity in earnings of Operating Partnership	$48.6	$45.1	7.8%	$100.8	$78.2	28.9%
Income taxes	6.2	5.2	19.2	12.1	10.0	21.0
Net income	$42.4	$39.9	6.3	$88.7	$68.2	30.1

Diluted net income per unit	$0.53	$0.51	3.9	$1.11	$0.88	26.1

Distribution per Unit	$0.53	$0.51	3.9%	$0.67	$0.88	(23.9)%

Net income for the three months ended June 30, 2004 increased $2.5 million, or $0.02 diluted net income per Alliance Holding Unit, to $42.4 million, or $0.53 diluted net income per Alliance Holding Unit, from net income of $39.9 million, or $0.51 diluted net income per Alliance Holding Unit, for the three months ended June 30, 2003.  The increase reflects the higher earnings of the Operating Partnership.

Net income for the six months ended June 30, 2004 increased $20.5 million, or $0.23 diluted net income per Alliance Holding Unit, to $88.7 million, or $1.11 diluted net income per Alliance Holding Unit, from net income of $68.2 million, or $0.88 diluted net income per Alliance Holding Unit, for the six months ended June 30, 2003. The increase reflects the higher earnings of the Operating Partnership.

CAPITAL RESOURCES AND LIQUIDITY

Alliance Holding’s partners’ capital was $1,272.2 million at June 30, 2004, an increase of $28.1 million or approximately 2.3% from $1,244.1 million at March 31, 2004 and an increase of $113.6 million or approximately 9.8% from $1,158.6 million at December 31, 2003.  The increase for the three months ended June 30, 2004 arises from net income and the proceeds from options exercised for Alliance Holding Units, offset by cash distributions to Unitholders in respect of Alliance Holding’s Available Cash Flow for the first quarter of 2004 paid in the second quarter of 2004 and net purchases of Alliance Holding Units to fund deferred compensation plans.

Alliance Holding’s cash and cash equivalents remained unchanged in the first half of 2004.  Cash inflows in the first half of 2004 of $23.9 million from distributions received from the Operating Partnership were offset by $11.9 million of cash distributions paid to Alliance Holding Partners and Unitholders and payments for income taxes of  $12.3 million.  Management believes that cash flow from its ownership of Units of the Operating Partnership will provide Alliance Holding with the financial resources to meet its capital requirements.

CASH DISTRIBUTIONS

Alliance Holding is required to distribute all of its Available Cash Flow (as defined in the Alliance Holding Partnership Agreement) to its partners and Alliance Holding Unitholders. Alliance Holding’s Available Cash Flow and distributions per Alliance Holding Unit for the three and six month periods ended June 30, 2004 and 2003, were as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per Unit amounts)	6/30/04	6/30/03	6/30/04	6/30/03

Available Cash Flow	$42,324	$39,419	$53,463	$67,897
Distribution Per Unit	$0.53	$0.51	$0.67	$0.88

COMMITMENTS AND CONTINGENCIES

See “Note 6.  Commitments and Contingencies” of the Notes to the Condensed Financial Statements contained in Part I, Item 1 of this Form 10-Q.

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

The forward-looking statements referred to in the preceding paragraph include statements regarding the outcome of litigation and expected levels of general and administrative expenses. Litigation is inherently unpredictable, and excessive judgments do occur.  Though we have stated that we do not expect certain legal proceedings to have a material adverse effect on results of operations or financial condition, and though we have taken a charge in respect of “market timing-related matters”, any settlement or judgment on the merits of a legal proceeding could be significant, and could have a material adverse effect on Alliance Holding’s and Alliance Capital’s results of operations or financial condition.  General and administrative expenses, including occupancy costs, legal fees, compliance with the Sarbanes-Oxley Act of 2002, insurance recoveries and various other expenses, fluctuate from period to period due to changes in business needs and other factors.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Alliance Holding’s market risk for the three and six month periods ended June 30, 2004.

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

Part II

OTHER INFORMATION

Item 1.                                     Legal Proceedings

See “Note 6. Commitments and Contingencies” of the Notes to Condensed Financial Statements contained in Part I, Item 1 of this Form 10-Q.

Item 2.                                     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information relating to any purchases of Alliance Holding Units by Alliance Capital made in the quarter covered by this report:

PURCHASES OF EQUITY SECURITIES BY ISSUER’S AFFILIATES
Period	(a) Total Number of Units Purchased	(b) Average Price Paid Per Unit, net of Commissions	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
4/1/04-4/30/04	6,835	$36.80	—	—
5/1/04-5/31/04	—	—	—	—
6/1/04-6/30/04	—	—	—	—
Total	6,835	$36.80	—	—

Alliance Holding did not repurchase any Alliance Holding Units during second quarter 2004.

Item 3.                                     Defaults Upon Senior Securities

None.

Item 4.                                     Submission of Matters to a Vote of Security Holders

None.

Item 5.                                     Other Information

None.

Item 6.                                     Exhibits and Reports on Form 8-K

(a)          Exhibits

13                                    Part I, Financial Information, of the Alliance Capital Management L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

15                                    Report of Independent Registered Public Accounting Firm

31.1                           Certification of Mr. Sanders pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Mr. Joseph pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Mr. Sanders pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Mr. Joseph pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

On July 28, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release issued July 27, 2004, their Second Quarter 2004 Review dated July 27, 2004 and the transcript of their conference call with analysts in respect of second quarter 2004 results held on July 27, 2004.

On July 13, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release issued July 12, 2004.

On June 10, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release issued June 9, 2004.

On May 12, 2004, Alliance Capital and Alliance Holding each filed a Current Report on Form 8-K with respect to a news release issued May 12, 2004.

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

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Dated: August 6, 2004	By:	Alliance Capital Management
Corporation, its General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and
Chief Financial Officer