Form 10-Q
period 2004-09-30
ALLIANCE CAPITAL MANAGEMENT HOLDING LP
filed 2004-11-08
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2004

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

The number of units representing assignments of beneficial ownership of limited partnership interests* outstanding as of September 30, 2004 was 80,045,756.

* includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Index to Form 10-Q

Part I

FINANCIAL INFORMATION

Part I

FINANCIAL INFORMATION

Item 1.                   Financial Statements

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Financial Condition

(in thousands)

	9/30/04	12/31/03
	(unaudited)
ASSETS
Fees receivable	$610	$755
Investment in Operating Partnership	1,279,442	1,165,342
Total assets	$1,280,052	$1,166,097

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to Operating Partnership	$6,334	$6,705
Accounts payable and accrued expenses	410	786
Total liabilities	6,744	7,491
Partners’ capital	1,273,308	1,158,606
Total liabilities and partners’ capital	$1,280,052	$1,166,097

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Income

(unaudited)

(in thousands, except per Unit amounts)

	Three Months Ended		Nine Months Ended
	9/30/04	9/30/03	9/30/04	9/30/03

Equity in earnings of Operating Partnership	$47,701	$5,849	$148,462	$84,103

Income taxes	5,943	5,577	17,964	15,592

Net income	$41,758	$272	$130,498	$68,511

Net income per Alliance Holding Unit:
Basic	$0.52	$0.00	$1.64	$0.89
Diluted	$0.52	$0.00	$1.63	$0.88

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of

Changes in Partners’ Capital

and Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	9/30/04	9/30/03	9/30/04	9/30/03

Partners’ capital - beginning of period	$1,272,237	$1,238,250	$1,158,606	$1,230,543
Comprehensive income:
Net income	41,758	272	130,498	68,511
Comprehensive income	41,758	272	130,498	68,511
Cash distributions to Alliance Holding Partners and Unitholders	(42,074)	(39,340)	(54,006)	(107,666)
Purchases of Alliance Holding Units by Alliance Capital to fund deferred compensation plans, net	498	—	(37,939)	(66,596)
Awards of Alliance Holding Units made by Alliance Capital under deferred compensation plans, net of forfeitures	(3,502)	—	38,522	65,660
Proceeds from exercise of options for Alliance Holding Units	4,391	4,059	37,627	12,789
Partners’ capital - end of period	$1,273,308	$1,203,241	$1,273,308	$1,203,241

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	9/30/04	9/30/03
Cash flows from operating activities:
Net income	$130,498	$68,511
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of Operating Partnership	(148,462)	(84,103)
Investment in Operating Partnership with proceeds from exercise of options for Alliance Holding Units	(37,627)	(12,789)
Operating Partnership distributions received	72,572	122,932
Changes in assets and liabilities:
Decrease in fees receivable	145	221
(Increase) in other assets	—	(18)
(Decrease) increase in payable to Operating Partnership	(371)	28
(Decrease) increase in accounts payable and accrued expenses	(376)	95
Net cash provided by operating activities	16,379	94,877

Cash flows from financing activities:
Cash distributions to Alliance Holding Partners and Unitholders	(54,006)	(107,666)
Proceeds from exercise of options for Alliance Holding Units	37,627	12,789
Net cash used in financing activities	(16,379)	(94,877)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Notes to Condensed Financial Statements

September 30, 2004

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

ACMC owns 100,000 general partnership units in Alliance Holding and a 1% general partnership interest in the Operating Partnership.  As of September 30, 2004, AXA, AXA Financial, AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial and formerly known as The Equitable Life Assurance Society of the United States, “AXA Equitable”) and certain subsidiaries of AXA Equitable beneficially owned approximately 57.8% of the issued and outstanding Alliance Capital Units (including those held indirectly through its ownership of approximately 1.8% of the issued and outstanding Alliance Holding Units) which, including the general partnership interests in the Operating Partnership and Alliance Holding, represents an economic interest of approximately 58.3% in the Operating Partnership.

As of September 30, 2004, Alliance Holding owned approximately 31.6% of the issued and outstanding Alliance Capital Units.  As of September 30, 2004, SCB Partners Inc., a wholly-owned subsidiary of SCB Inc. (formerly known as Sanford C. Bernstein Inc.), owned approximately 9.7% of the issued and outstanding Alliance Capital Units.

2.                    Business Description

The Operating Partnership provides diversified investment management and related services globally to a broad range of clients including: (a) institutional investors (consisting of unaffiliated entities such as corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments and of affiliates such as AXA and its insurance company subsidiaries) by means of separately managed accounts, institutional sub-advisory relationships, structured products, group trusts, mutual funds and other investment vehicles; (b) private clients (consisting of high net-worth individuals, trusts, estates, charitable foundations, partnerships, private and family corporations and other entities) by means of separately managed accounts, hedge funds, mutual funds and other investment vehicles; (c) individual investors by means of retail mutual funds sponsored by the Operating Partnership, its subsidiaries and affiliated joint venture companies, which include cash management products (money market funds and deposit accounts), as well as sub-advisory relationships in respect of mutual funds sponsored by third parties and other investment vehicles (“Alliance Mutual Funds”) and managed account products; and (d) institutional investors desiring institutional research services by means of in-depth research, portfolio strategy, trading and brokerage-related services.  The Operating Partnership and its subsidiaries provide investment management, distribution and/or shareholder and administrative services to Alliance Mutual Funds. Alliance Capital uses internal fundamental and quantitative research as the basis of its investment process across all its investment disciplines.

Alliance Holding’s principal source of income and cash flow is attributable to its ownership interest in the Operating Partnership.

3.                    Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements of Alliance Holding included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the interim results have been made.  The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

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

Compensation Plans

In 2002, the Operating Partnership adopted the fair value method of recording compensation expense on a prospective basis, using a straight-line amortization policy, relating to compensatory option awards of Alliance Holding Units as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure”.  Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period.  Fair value is determined using the Black-Scholes option-pricing model.  Compensation expense relating to compensatory unit option awards granted after 2001 totaled approximately $0.5 million and $1.8 million for the three and nine month periods ended September 30, 2004, respectively, and $0.6 million and $2.1 million for the three and nine month periods ended September 30, 2003, respectively.  As a result, Alliance Holding’s income derived from its interest in the Operating Partnership was decreased by approximately $0.2 million and $0.6 million for the three and nine month periods ended September 30, 2004, respectively, and was decreased by approximately $0.2 million and $0.6 million for the three and nine month periods ended September 30, 2003, respectively.

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

	Three Months Ended		Nine Months Ended
	9/30/04	9/30/03	9/30/04	9/30/03
	(in thousands, except per Unit amounts)
SFAS 123 pro forma net income:
Net income as reported	$41,758	$272	$130,498	$68,511
Add: stock-based compensation expense included in net income, net of tax	140	162	465	525
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of tax	(318)	(712)	(1,053)	(2,244)
SFAS 123 pro forma net income	$41,580	$(278)	$129,910	$66,792

Net income per unit:
Basic net income per Unit as reported	$0.52	$0.00	$1.64	$0.89
Basic net income per Unit pro forma	$0.52	$0.00	$1.63	$0.87
Diluted net income per Unit as reported	$0.52	$0.00	$1.63	$0.88
Diluted net income per Unit pro forma	$0.52	$0.00	$1.62	$0.86

The Operating Partnership maintains several unfunded, non-qualified deferred compensation plans.  Compensation expense is recorded as the awards vest.  During the third quarter of 2004, management completed the conversion to a new deferred compensation administration system.  As a result of this conversion, discrepancies between various plan liabilities as reflected in the new administration system and recorded in the general ledger were noted.  Adjusting entries were recorded during the third quarter of 2004 to bring the Operating Partnership’s general ledger account balances into agreement with the underlying records. These adjusting entries were not material to the employee compensation and benefits expense or accrued compensation and benefits liability as reflected in the Operating Partnership’s condensed consolidated financial statements.  The estimated impact of the adjustments on the results of operations and financial position in any prior reporting period is immaterial.

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

	Three Months Ended		Nine Months Ended
	9/30/04	9/30/03	9/30/04	9/30/03
	(in thousands, except per Unit amounts)

Net income - Basic	$41,758	$272	$130,498	$68,511
Additional allocation of equity in earnings of the Operating Partnership resulting from assumed dilutive effect of compensatory options	470	8	1,803	1,588
Net income – Diluted.	$42,228	$280	$132,301	$70,099

Weighted average Alliance Holding Units outstanding - Basic	79,957	77,410	79,547	77,095
Dilutive effect of compensatory options	1,324	2,894	1,588	2,488
Weighted average Alliance Holding Units outstanding - Diluted	81,281	80,304	81,135	79,583

Basic net income per Alliance Holding Unit	$0.52	$0.00	$1.64	$0.89
Diluted net income per Alliance Holding Unit	$0.52	$0.00	$1.63	$0.88

Out-of-the-money options on 4,742,300 and 6,359,500 Alliance Holding Units for the three months ended September 30, 2004 and 2003, respectively, and out-of-the-money options on 4,742,300 and 8,626,500 Alliance Holding Units for the nine months ended September 30, 2004 and 2003, respectively, have been excluded from the diluted net income per Alliance Holding Unit computation due to their anti-dilutive effect.

5.                    Investment in Operating Partnership

Alliance Holding’s investment in the Operating Partnership for the nine month period ended September 30, 2004 was as follows (in thousands):

2004

Investment in Operating Partnership at December 31, 2003	$1,165,342
Equity in earnings of Operating Partnership	148,462
Additional investment with proceeds resulting from exercise of compensatory options	37,627
Cash distributions received from Operating Partnership	(72,572)
Purchases of Alliance Holding Units by Alliance Capital to fund deferred compensation plans, net	(37,939)
Awards of Alliance Holding Units made by Alliance Capital under deferred compensation plans, net of forfeitures	38,522
Investment in Operating Partnership at September 30, 2004	$1,279,442

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

The Operating Partnership’s payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the Operating Partnership’s System are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years, the periods of time during which the deferred sales commission asset is expected to be recovered. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received.  The amount recorded by the Operating Partnership for the net deferred sales commission asset was $280.7 million at September 30, 2004.  Payments of sales commissions made to financial intermediaries in connection with the sale of Back-End Load Shares under the System during the nine months ended September 30, 2004 and 2003, net of CDSC received of $26.1 million and $26.6 million, respectively, totaled approximately $31.9 million and $80.1 million, respectively.

The Operating Partnership’s management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.  Significant assumptions utilized to estimate the Operating Partnership’s future average assets under management and undiscounted future cash flows from Back-End Load Shares include expected future market levels and redemption rates.  Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices.  At September 30, 2004, the Operating Partnership’s management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns.  Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows.  Future redemption rate assumptions were determined by reference to actual redemption experience over the three-year and five-year periods ended September 30, 2004.  Based on the actual redemption rates, including increased redemption rates experienced more recently, management used a range of expected annual redemption rates of 16% to 20% at September 30, 2004, calculated as a percentage of average assets under management.  An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.  Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate estimated undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset.  The Operating Partnership’s management considers the results of these analyses performed at various dates.

As of September 30, 2004, the Operating Partnership’s management determined that the deferred sales commission asset was not impaired. If the Operating Partnership’s management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value.  Estimated fair value is determined using the Operating Partnership’s management’s best estimate of future cash flows discounted to a present value amount.

Equity markets decreased by approximately 2% during the three months ended September 30, 2004 and increased by approximately 2% for the nine months ended September 30, 2004, as measured by the change in the Standard & Poor’s 500 Stock Index.  Fixed income markets increased by approximately 3% during the three and nine month periods ending September 30, 2004, as measured by the change in the Lehman Brothers’ Aggregate Bond Index. The redemption rate for domestic Back-End Load Shares was 23.8% and 25.1% during the three and nine month periods ended September 30, 2004, respectively. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows could result in the impairment of the deferred sales commission asset.  Due to the volatility of the capital markets and changes in redemption rates, the Operating Partnership’s management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur.  Should impairment occur, any loss would reduce materially the recorded amount of the Operating Partnership’s asset with a corresponding charge to the Operating Partnership’s expense.  Alliance Holding’s proportionate share of the Operating Partnership’s charge would reduce materially Alliance Holding’s net income.

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

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (“SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital.  The SBA Complaint alleges breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account.  The SBA Complaint seeks more than $300 million in compensatory damages and an unspecified amount of punitive damages.  On June 10, 2002, Alliance Capital moved to dismiss the SBA Complaint.  On September 12, 2002, the court denied Alliance Capital’s motion to dismiss the SBA Complaint in its entirety.  On November 13, 2003, the SBA filed an amended complaint (“Amended SBA Complaint”).  The Amended SBA Complaint contains similar Enron-related claims and also alleges that Alliance Capital breached its contract with the SBA by investing in or continuing to hold stocks for the SBA’s investment portfolio that were not “1-rated,” the highest rating that Alliance Capital’s research analysts could assign. The Amended SBA Complaint also added claims for negligent supervision and common law fraud. The Amended SBA Complaint seeks rescissionary damages for all purchases of stocks that were not 1-rated, as well as damages for those that were not sold on a downgrade.  During the third quarter of 2004, the SBA asserted in discovery that its Enron-related and 1-rated stock-related damages (including statutory interest) are approximately $2.9 billion.  On December 13, 2003, Alliance Capital moved to dismiss the fraud and breach of fiduciary duty claims in the Amended SBA Complaint.  On January 27, 2004, the court denied that motion. Discovery continues.  Trial is scheduled to commence on March 7, 2005.

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

On December 13, 2002, a putative class action complaint entitled Patrick J. Goggins, et al. v. Alliance Capital Management L.P., et al. (“Goggins Complaint”) was filed in the United States District Court for the Southern District of New York against Alliance Capital, Premier Growth Fund and individual directors and certain officers of Premier Growth Fund.  On August 13, 2003, the court granted Alliance Capital’s motion to transfer the Goggins Complaint to the United States District Court for the District of New Jersey.  On December 5, 2003, plaintiffs filed an amended complaint (“Amended Goggins Complaint”) in the United States District Court for the District of New Jersey.  The Amended Goggins Complaint alleges that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act because the Fund’s registration statements and prospectuses contained untrue statements of material fact and omitted material facts.  More specifically, the Amended Goggins Complaint alleges that the Fund’s investment in Enron was inconsistent with the Fund’s stated strategic objectives and investment strategies.  Plaintiffs seek rescissionary relief or an unspecified amount of compensatory damages on behalf of a class of persons who purchased shares of Premier Growth Fund during the period October 31, 2000 through February 14, 2002.  On January 23, 2004, Alliance Capital moved to dismiss the Amended Goggins Complaint. That motion is pending.

Alliance Capital, Premier Growth Fund and the other defendants believe that plaintiffs’ allegations in the Amended Goggins Complaint are without merit and intend to vigorously defend against these allegations.

On August 9, 2003, the Securities and Exchange Board of India (“SEBI”) ordered that Samir C. Arora, a former research analyst/portfolio manager of Alliance Capital, refrain from buying, selling or dealing in Indian equity securities.  Until August 4, 2003, when Mr. Arora announced his resignation from Alliance Capital, he served as head of Asian emerging markets equities and a fund manager of Alliance Capital Asset Management (India) Pvt. Ltd. (“ACAML”), a fund management company 75% owned by Alliance Capital.  The order states that Mr. Arora relied on unpublished price sensitive information in making certain investment decisions on behalf of certain clients of ACAML and Alliance Capital, that there were failures to make required disclosures regarding the size of certain equity holdings and that Mr. Arora tried to influence the sale of Alliance Capital’s stake in ACAML.  On March 31, 2004, SEBI issued a final order against Mr. Arora barring him from dealing directly or indirectly in the Indian equity securities markets for a period of five years commencing from August 9, 2003. On October 15, 2004, the Securities Appellate Tribunal

(“SAT”) allowed Mr. Arora’s appeal and set aside SEBI’s order, which effectively dismissed all of the charges against Mr. Arora.  SEBI has appealed the SAT’s decision to the Supreme Court of India. On October 18, 2004, ACAML agreed to transfer the management rights with respect to its local Indian mutual funds to Birla Sun Life, an Indian asset management company.

At the present time, Alliance Capital does not believe the outcome of this matter will have a material impact on Alliance Capital’s results of operations or financial condition.

On September 8, 2003, SEBI issued to Alliance Capital a show cause notice and finding of investigation (the “Notice”).  The Notice requires Alliance Capital to explain its failure to make disclosure filings as to the acquisition of shares of five Indian equity securities held at various times by Alliance Capital (through sub-accounts under foreign institutional investor licenses), ACAML and Alliance Capital’s local Indian mutual fund as required under the SEBI (Insider Trading) Regulations, 1992 and the SEBI (Substantial Acquisition of Shares and Takeovers) Regulations, 1997 inter alia when the holdings of the said entities in the relevant equity securities crossed 5%, which could make Alliance Capital liable to pay penalties prescribed under Section 15A of the SEBI Act, 1992, which requires that disclosure be made when the holdings of an investor (or a group of investors acting in concert) in an Indian security either exceeds five percent (5%) of the outstanding shares or changes by more than two percent (2%).  On May 12, 2004, SEBI issued an Order of Adjudicating Officer in respect of Alliance Capital, ACAML and its local Indian mutual fund whereby it levied a fine, jointly and severally, against Alliance Capital and ACAML in an amount of approximately $630,000 for not filing the required notices in a timely manner. On June 29, 2004, Alliance Capital and ACAML filed an appeal with respect to such order with SAT, which is pending.

Alliance Capital recorded a charge to income of approximately $630,000 in general and administrative expenses on the condensed consolidated statement of income during the second quarter of 2004.

On August 18, 2004, SEBI entered an order of adjudication against ACAML, its local Indian mutual fund and Alliance Capital for violations of Section 15G and 15HA of the SEBI Act.  The order states that a portfolio manager of ACAML relied upon unpublished price sensitive information in making certain investment decisions on behalf of certain clients of ACAML and Alliance Capital and that during various time periods he engaged in manipulative trading activity with respect to certain other securities. SEBI imposed a penalty of R.S. 150,000,000 (approximately $3,200,000) jointly and severally on Alliance Capital and ACAML. Alliance Capital and ACAML filed an appeal with respect to the order with SAT on or about October 6, 2004, and a hearing before SAT has been scheduled for November 29, 2004.

The allegations against Alliance Capital and ACAML contained in these orders of adjudication were largely based on the alleged actions of Mr. Arora, for which Alliance Capital and ACAML were allegedly responsible.  These alleged actions were the subject of SEBI’s order against Mr. Arora, which has now been set aside.  Alliance Capital believes that if the setting aside of SEBI’s order against Mr. Arora is not overturned on appeal, it should substantially strengthen Alliance Capital’s legal position in its appeal of the SEBI orders against Alliance Capital and ACAML.

At the present time, Alliance Capital does not believe the outcome of these matters will have a material impact on Alliance Capital’s results of operations or financial condition.

On October 1, 2003, a class action complaint entitled Erb, et al. v. Alliance Capital Management L.P. (“Erb Complaint”) was filed in the Circuit Court of St. Clair County, Illinois, against Alliance Capital.  The plaintiff, purportedly a shareholder in Premier Growth Fund, alleges that Alliance Capital breached unidentified provisions of Premier Growth Fund’s prospectus and subscription and confirmation agreements that allegedly required that every security bought for Premier Growth Fund’s portfolio must be a “1-rated” stock, the highest rating that Alliance Capital’s research analysts could assign.  Plaintiff alleges that Alliance Capital impermissibly purchased shares of stocks that were not 1-rated.  On November 25, 2003, Alliance Capital removed the Erb action to the United States District Court for the Southern District of Illinois on the basis that plaintiffs’ alleged breach of contract claims are preempted under the Securities Litigation Uniform

Standards Act (“SLUSA”).  On February 25, 2004, the District Court granted plaintiffs’ motion and remanded the action to the Circuit Court.  On June 24, 2004, plaintiff filed an amended complaint (“Amended Erb Complaint”) in the Circuit Court of St. Clair County, Illinois.  The Amended Erb Complaint allegations are substantially similar to those contained in the previous complaint, however, the Amended Erb Complaint adds a new plaintiff and seeks to allege claims on behalf of a purported class of persons or entities holding an interest in any portfolio managed by Alliance Capital’s Large Cap Growth Team.  The Amended Erb Complaint alleges that Alliance Capital breached its contracts with these persons or entities by impermissibly purchasing shares of stocks that were not 1-rated.  Plaintiffs seek rescission of all purchases of any non-1-rated stocks Alliance Capital made for Premier Growth Fund and other Large Cap Growth Team clients’ portfolios over the past eight years, as well as an unspecified amount of damages.  On July 13, 2004, Alliance Capital removed the Erb action to the United States District Court for the Southern District of Illinois on the basis that plaintiffs’ claims are preempted under the SLUSA. On August 30, 2004, the District Court remanded the action to the Circuit Court.  On September 15, 2004, Alliance Capital filed a notice of appeal with respect to the District Court’s order. That motion is pending.

Alliance Capital believes that plaintiff’s allegations in the Amended Erb Complaint are without merit and intends to vigorously defend against these allegations.

Market Timing-Related Matters

Regulatory

On September 1, 2004, Alliance Capital and the Attorney General of the State of New York (“NYAG”) entered into an Assurance of Discontinuance relating to Alliance Capital’s settlement of investigations into trading practices in certain Alliance Capital-sponsored mutual funds (“NYAG Agreement”).  Alliance Capital furnished the NYAG Agreement under a Current Report on Form 8-K filed September 2, 2004. Alliance Capital reached settlement terms with the SEC and the NYAG regarding these practices on December 18, 2003.  The agreement with the SEC was reflected in an Order of the Commission (“SEC Order”), while the agreement with the NYAG was subject to completion of final, definitive documentation, which was accomplished on September 1, 2004 with the signing of the NYAG Agreement.  Alliance Capital’s settlement terms with both the SEC and the NYAG were described in a News Release dated December 18, 2003, which Alliance Capital furnished under a Current Report on Form 8-K.

Civil Litigation

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

Since October 2, 2003, forty-three additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed in various federal and state courts against Alliance Capital and certain other defendants, and others may be filed.  Such lawsuits have asserted a variety of theories for recovery including, but not limited to, violations of the Securities Act, the Exchange Act, the Advisers Act, the Investment

Company Act, the Employee Retirement Income Security Act of 1974 (“ERISA”), certain state securities statutes and common law.  All of these lawsuits seek an unspecified amount of damages.

On February 20, 2004, the Judicial Panel on Multidistrict Litigation (“MDL Panel”) transferred all federal actions to the United States District Court for the District of Maryland (“Mutual Fund MDL”).  On March 3, 2004 and April 6, 2004, the MDL Panel issued orders conditionally transferring the state court cases against Alliance Capital and numerous others to the Mutual Fund MDL. Transfer of all of these actions subsequently became final.  Plaintiffs in three of these four actions moved to remand the actions back to state court.  On June 18, 2004, the Court issued an interim opinion deferring decision on plaintiffs’ motions to remand until a later stage in the proceedings.  Subsequently, the plaintiff in the state court individual action moved the Court for reconsideration of that interim opinion and for immediate remand of her case to state court, and that motion is pending.  Defendants are not yet required to respond to the complaints filed in the state court derivative actions.

On September 29, 2004, plaintiffs filed consolidated amended complaints with respect to four claim types:  mutual fund shareholder claims; mutual fund derivative claims; derivative claims brought on behalf of Alliance Holding; and claims brought under ERISA by participants in the Profit Sharing Plan for Employees of Alliance Capital.  All four complaints include substantially identical factual allegations, which appear to be based in large part on the SEC Order.  The claims in the mutual fund derivative consolidated amended complaint are generally based on the theory that all fund advisory agreements, distribution agreements and 12b-1 plans between Alliance Capital and the AllianceBernstein Funds should be invalidated, regardless of whether market timing occured in each individual fund, because each was approved by fund trustees on the basis of materially misleading information with respect to the level of market timing permitted in funds managed by Alliance Capital.  The claims asserted in the other three consolidated amended complaints are similar to those that the respective plaintiffs asserted in their previous federal lawsuits.

Alliance Capital recorded charges to income totaling $330 million during the second half of 2003 in connection with establishing the $250 million restitution fund (which is discussed in detail under “Item 1. Business - Regulation” of Alliance Holding’s Form 10-K for the year ended December 31, 2003) and certain other matters discussed under “Item 3. Legal Proceedings” in that Form 10-K.  During the first nine months of 2004, Alliance Capital paid $293 million related to these matters (including $250 million to the restitution fund as described in Form 10-K) and has cumulatively paid $299 million.  Management of Alliance Capital, however, cannot determine at this time the eventual outcome, timing or impact of these matters.  Accordingly, it is possible that additional charges in the future may be required.

Revenue Sharing-Related Matters

Regulatory

Alliance Capital and approximately twelve other investment management firms were publicly mentioned in connection with the settlement by the SEC of charges that Morgan Stanley violated federal securities laws relating to its receipt of compensation for selling specific mutual funds and the disclosure of such compensation. The SEC has indicated publicly that, among other things, it is considering enforcement action in connection with mutual funds’ disclosure of such arrangements and in connection with the practice of considering mutual fund sales in the direction of brokerage commissions from fund portfolio transactions. The SEC and the National Association of Securities Dealers, Inc. (“NASD”) have issued subpoenas to Alliance Capital in connection with this matter and Alliance Capital has provided documents and other information to the SEC and the NASD, and is cooperating fully with their investigations.

Civil Litigation

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

Since June 22, 2004, nine additional lawsuits making factual allegations substantially similar to those in the Aucoin Complaint were filed against Alliance Capital and certain other defendants, and others may be filed.  All nine of the lawsuits (i) were brought as class actions filed in the United States District Court for the Southern District of New York, (ii) assert claims substantially identical to the Aucoin Complaint, and (iii) are brought on behalf of shareholders of AllianceBernstein Funds.

With respect to certain matters discussed above under “Legal Proceedings” (other than those referred to under “Market Timing-Related Matters” and those related to SEBI where a charge to income was recorded), management of Alliance Capital and Alliance Holding are unable to estimate the impact, if any, that the outcome of these matters may have on Alliance Capital’s or Alliance Holding’s results of operations or financial condition.

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

8.                    Supplemental Cash Flow Information

Cash payments for income taxes were as follows:

	Three Months Ended		Nine Months Ended
	9/30/04	9/30/03	9/30/04	9/30/03
	(in thousands)

Income taxes	$6,152	$5,554	$18,474	$15,554

9.                    Cash Distribution

On October 28, 2004, the General Partner declared a distribution of $41,624,000 or $0.52 per Alliance Holding Unit, representing a distribution from Available Cash Flow of Alliance Holding (as defined in the Alliance Holding Partnership Agreement) for the three months ended September 30, 2004.  The distribution is payable on November 18, 2004 to holders of record at the close of business on November 8, 2004.

10.              Subsequent Events

On October 28, 2004, Alliance Capital and Federated Investors, Inc. (“Federated”) reached a definitive agreement under which Federated is to acquire the cash management business of Alliance Capital

(“Federated Agreement”).  Alliance Capital described the material terms of the Federated Agreement in a Current Report on Form 8-K filed October 29, 2004.  Under the Federated Agreement, up to $29 billion in assets from 22 third-party-distributed money market funds of Alliance Capital will be transitioned into Federated money market funds. The boards of directors at both Federated and the general partner of Alliance Capital have approved the transaction, but it is still subject to certain approvals and other customary closing considerations. This transaction, which is expected to close in phases occurring during the first through third quarters of 2005, includes upfront cash payments to Alliance Capital totaling approximately $26 million due at the transaction closing dates, annual contingent purchase price payments payable over five years and a final contingent $10 million payment. The annual contingent purchase price payments will be calculated as a percentage of revenues, less certain expenses, directly attributed to these assets and certain other assets of former Alliance Capital cash management clients maintained in Federated money market funds.  The final contingent $10 million payment is based on comparing applicable revenues during the fifth year following closing to the revenues generated by those assets prior to the closing. At the current asset levels, these additional payments would approximate $103 million over five years.

Alliance Capital estimates that the transaction will result in a capital gain of approximately $0.03-0.06 per Alliance Holding Unit in 2005.  The estimated contingent payments received from Federated in the five years following the closing are expected to be similar to the business’s anticipated profit contribution over that period.  The overall effect on earnings is, therefore, expected to be immaterial.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Alliance Holding’s principal sources of income and cash flow are attributable to its ownership of approximately 31.6% of the issued and outstanding Alliance Capital Units. The Alliance Holding condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes and management’s discussion and analysis of financial condition and results of operations of the Operating Partnership included as an exhibit to this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

(in millions, except per Unit amounts)

	Three Months Ended			Nine Months Ended
	9/30/04	9/30/03	% Change	9/30/04	9/30/03	% Change
Equity in earnings of Operating Partnership	$47.7	$5.9	n/m	$148.5	$84.1	76.6%
Income taxes	5.9	5.6	5.4	18.0	15.6	15.4
Net income	$41.8	$0.3	n/m	$130.5	$68.5	90.5

Diluted net income per Unit	$0.52	$0.00	n/m	$1.63	$0.88	85.2

Distribution per Unit	$0.52	$0.57	(8.8)%	$1.19	$1.45	(17.9)%

Net income for the three months ended September 30, 2004 increased $41.5 million, or $0.52 diluted net income per Alliance Holding Unit, to $41.8 million, or $0.52 diluted net income per Alliance Holding Unit, from net income of $0.3 million, or $0.00 diluted net income per Alliance Holding Unit, for the three months ended September 30, 2003. The increase reflects the higher earnings of the Operating Partnership.

Net income for the nine months ended September 30, 2004 increased $62.0 million, or $0.75 diluted net income per Alliance Holding Unit, to $130.5 million, or $1.63 diluted net income per Alliance Holding Unit, from net income of $68.5 million, or $0.88 diluted net income per Alliance Holding Unit, for the nine months ended September 30, 2003. The increase reflects the higher earnings of the Operating Partnership.

CAPITAL RESOURCES AND LIQUIDITY

Alliance Holding’s partners’ capital was $1,273.3 million at September 30, 2004, an increase of $1.1 million or approximately 0.1% from $1,272.2 million at June 30, 2004 and an increase of $114.7 million or approximately 9.9% from $1,158.6 million at December 31, 2003.  The increase for the nine months ended September 30, 2004 arises from net income, awards of Alliance Holding Units made by Alliance Capital under deferred compensation plans and the proceeds from exercise of options for Alliance Holding Units, offset by cash distributions to Unitholders in respect of Alliance Holding’s Available Cash Flow for the second quarter of 2004 paid in the third quarter of 2004 and net purchases of Alliance Holding Units by Alliance Capital to fund deferred compensation plans.

Alliance Holding’s cash and cash equivalents remained unchanged during the first nine months of 2004.  Cash inflows in the first nine months of 2004 of $72.6 million from distributions received from the Operating Partnership were offset by $54.0 million of cash distributions paid to Alliance Holding Partners and Unitholders and payments for income taxes of $18.5 million.  Management believes that cash flow from its ownership of Units of the Operating Partnership will provide Alliance Holding with the financial resources to meet its capital requirements.

CASH DISTRIBUTIONS

Alliance Holding is required to distribute all of its Available Cash Flow (as defined in the Alliance Holding Partnership Agreement) to its partners and Alliance Holding Unitholders. Alliance Holding’s Available Cash Flow and distributions per Alliance Holding Unit for the three and nine month periods ended September 30, 2004 and 2003, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per Unit amounts)	9/30/04	9/30/03	9/30/04	9/30/03

Available Cash Flow	$41,624	$44,188	$95,087	$112,085
Distribution Per Unit	$0.52	$0.57	$1.19	$1.45

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

The forward-looking statements referred to in the preceding paragraph include statements regarding the outcome of litigation and the overall effect on earnings of the sale of Alliance Capital’s cash management business to Federated.  Litigation is inherently unpredictable, and excessive judgments do occur.  Though we have stated that we do not expect certain legal proceedings to have a material adverse effect on results of operations or financial condition, and though we have taken a charge in respect of “market timing-related matters”, any settlement or judgment on the merits of a legal proceeding could be significant, and could have a material adverse effect on Alliance Holding’s and Alliance Capital’s results of operations or financial condition. The effect of the sale on earnings resulting from contingent payments in future periods will depend on the amount of net revenue earned by Federated during these periods on assets under management maintained in Federated’s funds by Alliance Capital’s former cash management clients.  The amount of capital gain realized upon closing the transaction depends on an initial payment by Federated, some of which, in certain circumstances, would need to be returned to Federated.

Item 3.                         Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Alliance Holding’s market risk for the three and nine month periods ended September 30, 2004.

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

Part II

OTHER INFORMATION

Item 1.                                                            Legal Proceedings

See “Note 6. Commitments and Contingencies” of the Notes to Condensed Financial Statements contained in Part I, Item 1 of this Form 10-Q.

Item 2.                                                            Unregistered Sales of Equity Securities and Use of Proceeds

Alliance Holding did not sell any Alliance Holding Units during the third quarter of 2004 that were not registered under the Securities Act.

The following table provides information relating to any purchases of Alliance Holding Units by Alliance Capital made in the quarter covered by this report:

PURCHASES OF EQUITY SECURITIES BY ISSUER’S AFFILIATES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid Per Unit, net of Commissions	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
7/1/04-7/31/04	5,886	$33.78	—	—
8/1/04-8/31/04	—	—	—	—
9/1/04-9/30/04	—	—	—	—
Total	5,886	$33.78	—	—

Alliance Holding did not repurchase any Alliance Holding Units during the third quarter of 2004.

Item 3.                                                            Defaults Upon Senior Securities

None.

Item 4.                                                            Submission of Matters to a Vote of Security Holders

None.

Item 5.                    Other Information

None.

Item 6.                                                             Exhibits

2.1                                 Agreement between Federated Investors, Inc. and Alliance Capital Management L.P. dated as of October 28, 2004.

13                                    Part I, Financial Information, of the Alliance Capital Management L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

15                                    Report of Independent Registered Public Accounting Firm.

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

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Dated: November 8, 2004	By:	Alliance Capital Management
Corporation, its General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and
Chief Financial Officer