Form 10-Q
period 2005-03-31
ALLIANCE CAPITAL MANAGEMENT HOLDING LP
filed 2005-05-06
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2005

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2005 was 81,206,856 .*

* includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Financial Condition

(in thousands)

	3/31/05	12/31/04
	(unaudited)

ASSETS

Investment in Alliance Capital	$1,340,034	$1,302,809
Other assets	534	637
Total assets	$1,340,568	$1,303,446

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to Alliance Capital	$104	$7,664
Other liabilities	6,313	112
Total liabilities	6,417	7,776

Commitments and contingencies (See Note 6)

Partners’ capital	1,334,151	1,295,670
Total liabilities and partners’ capital	$1,340,568	$1,303,446

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Income

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	3/31/05	3/31/04

Equity in earnings of Alliance Capital	$53,020	$52,176

Income taxes	6,186	5,815

Net income	$46,834	$46,361

Net income per unit:
Basic	$0.58	$0.59
Diluted	$0.58	$0.58

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of
Changes in Partners’ Capital
and Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended
	3/31/05	3/31/04

Partners’ capital - beginning of period	$1,295,670	$1,158,606
Comprehensive income:
Net income	46,834	46,361
Other comprehensive income:
Unrealized gain on investments, net	359	—
Foreign currency translation adjustment, net	12,690	—
Comprehensive income	59,883	46,361
Cash distributions to unitholders	(65,183)	—
Purchases of Alliance Holding Units by Alliance Capital to fund deferred compensation plans, net	(6,388)	(38,375)
Awards of Alliance Holding Units made by Alliance Capital under deferred compensations plans, net of forfeitures	33,519	49,186
Proceeds from exercise of options for Alliance Holding Units	16,650	28,366
Partners’ capital - end of period	$1,334,151	$1,244,144

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	3/31/05	3/31/04

Cash flows from operating activities:
Net income	$46,834	$46,361
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of Alliance Capital	(53,020)	(52,176)
Investment in Alliance Capital with proceeds from exercises of options for Alliance Holding Units	(16,650)	(28,366)
Alliance Capital distributions received	72,625	—
Changes in assets and liabilities:
Decrease (increase) in other assets	103	(23)
(Decrease) in payable to Alliance Capital	(7,560)	(134)
Increase in other liabilities	6,201	5,972
Net cash provided by (used in) operating activities	48,533	(28,366)

Cash flows from financing activities:
Cash distributions to unitholders	(65,183)	—
Proceeds from exercise of options to acquire Alliance Holding Units	16,650	28,366
Net cash (used in) provided by financing activities	(48,533)	28,366

Net change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Notes to Condensed Financial Statements

March 31, 2005

(unaudited)

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

Alliance Capital provides diversified investment management and related services globally to a broad range of clients including:

•      institutional investors, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately managed accounts, institutional sub-advisory relationships, structured products, group trusts, mutual funds, and other investment vehicles (“Institutional Investment Management Services”);

•      individual investors, primarily by means of retail mutual funds sponsored by Alliance Capital, its subsidiaries and affiliated joint venture companies, sub-advisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs that are sponsored by registered broker-dealers and generally provide for an all-inclusive fee covering investment management, trade execution, asset allocation, and custodial and administrative services (“Separately Managed Account Programs”), and other investment vehicles (“Retail Services”);

•      private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately managed accounts, hedge funds, mutual funds, and other investment vehicles (“Private Client Services”); and

•      institutional investors desiring institutional research services including in-depth research, portfolio strategy, trading, and brokerage-related services (“Institutional Research Services”).

We also provide distribution, shareholder servicing and administrative services to our sponsored mutual funds.

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

As of March 31, 2005, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (formerly known as the The Equitable Life Assurance Society of the United States and a wholly-owned subsidiary of AXA Financial, “AXA Equitable”) and certain subsidiaries of AXA Equitable, collectively owned approximately 1.8% of the issued and outstanding Alliance Holding Units.

As of March 31, 2005, the ownership structure of Alliance Capital, as a percentage of limited partnership interests, was as follows:

AXA, AXA Financial, AXA Equitable and certain subsidiaries of AXA Equitable	60.2%
Alliance Holding	31.9
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	6.4
Other	1.5
100.0%

Alliance Capital Management Corporation (“ACMC”), an indirect wholly-owned subsidiary of AXA Financial, is the general partner of both Alliance Holding and Alliance Capital.  ACMC owns 100,000 general partnership units in Alliance Holding and a 1% general partnership interest in Alliance Capital.  Including the general partnership interests in Alliance Capital and Alliance Holding, and their equity interest in Alliance Holding, AXA, AXA Financial, AXA Equitable and certain subsidiaries of AXA Equitable collectively have an approximate 61.2% economic interest in Alliance Capital.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed financial statements of Alliance Holding included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

The Alliance Holding unaudited condensed financial statements and notes should be read in conjunction with the unaudited condensed consolidated financial statements and notes of Alliance Capital included as an exhibit to this quarterly report on Form 10-Q and with Alliance Holding’s and Alliance Capital’s audited financial statements for the year ended December 31, 2004 included in Alliance Holding’s Form 10-K for the year ended December 31, 2004.

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

Cash Distributions

Alliance Holding is required to distribute all of its Available Cash Flow, as defined in the Amended and Restated Agreement of Limited Partnership of Alliance Holding (“Alliance Holding Partnership Agreement”), to its unitholders. Cash distributions are recorded when declared.

On April 28, 2005, ACMC declared a distribution of $45.5 million, or $0.56 per unit representing the distribution of Available Cash Flow for the three months ended March 31, 2005. The distribution is payable on May 19, 2005 to holders of record as of May 9, 2005.

Compensatory Unit Award and Option Plans

Alliance Capital maintains certain option and incentive plans and uses the Black-Scholes option valuation model to determine the fair value of option awards.  Under these plans, options on Alliance Holding Units may be granted to employees of Alliance Capital and independent directors of ACMC. Alliance Holding exchanges the proceeds from option exercises for Alliance Capital Units, thus increasing Alliance Holding’s investment in Alliance Capital.

3.   Net Income Per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each period.  Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income – diluted”) and dividing Net income - diluted by the diluted weighted average number of units outstanding for each period.

	Three Months Ended
	3/31/05	3/31/04
	(in thousands, except per unit amounts)

Net income – basic	$46,834	$46,361
Additional allocation of equity in earnings of Alliance Capital resulting from assumed dilutive effect of compensatory options	748	828
Net income – diluted.	$47,582	$47,189

Weighted average units outstanding - basic	80,802	78,964
Dilutive effect of compensatory options	1,887	2,051
Weighted average units outstanding - diluted	82,689	81,015

Basic net income per unit	$0.58	$0.59
Diluted net income per unit	$0.58	$0.58

As of March 31, 2005 and 2004, out-of-the-money options to acquire 4,187,000 and 5,244,000 units, respectively, have been excluded from the diluted net income per unit computation due to their anti-dilutive effect.

4.   Investment in Alliance Capital

Changes in Alliance Holding’s investment in Alliance Capital for the three-month period ended March 31, 2005 were as follows (in thousands):

Investment in Alliance Capital as of January 1, 2005	$1,302,809
Equity in earnings of Alliance Capital	53,020
Additional investment with proceeds from exercises of compensatory options	16,650
Other comprehensive income	13,049
Cash distributions received from Alliance Capital	(72,625)
Purchases of Alliance Holding Units by Alliance Capital to fund deferred compensation plans, net	(6,388)
Awards of Alliance Holding Units made by Alliance Capital under deferred compensations plans, net of forfeitures	33,519
Investment in Alliance Capital as of March 31, 2005	$1,340,034

5.   Income Taxes

Alliance Holding is a publicly traded partnership for federal tax purposes and, accordingly, is not subject to federal or state corporate income taxes. However, Alliance Holding is subject to a 4.0% New York City unincorporated business tax (“UBT”) and to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business. Alliance Holding’s partnership gross income is derived from its interest in Alliance Capital. There were no cash payments of income taxes during the first quarter of 2005 or 2004.

6.   Commitments and Contingencies

Matters described below pertain to Alliance Capital and are included here due to their potential significance to Alliance Holding’s investment in Alliance Capital.

Deferred Sales Commission Asset

Alliance Capital’s mutual fund distribution system (the “System”) includes a multi-class share structure that permits its open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including both front-end load shares and back-end load shares. For front-end load shares, AllianceBernstein Investment Research and Management, Inc. (“ABIRM”), a wholly-owned subsidiary, pays sales commissions to financial intermediaries distributing the funds from the conventional front-end sales charge it receives from investors at the time of sale. For back-end load shares, ABIRM pays sales commissions to financial intermediaries at the time of sale and also receives higher ongoing distribution services fees from the mutual funds. In addition, investors who redeem before the expiration of the minimum holding period (which ranges from one year to four years) pay a contingent deferred sales charge (“CDSC”) to ABIRM.

Payments of sales commissions to financial intermediaries in connection with the sale of back-end load shares under the System are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years, the periods of time during which the deferred sales commission asset is expected to be recovered.  CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $233.6 million at March 31, 2005. Payments of sales commissions made to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $6.1 million and $10.2 million, totaled approximately $15.7 million and $14.9 million during the three months ended March 31, 2005 and 2004, respectively.

Management tests the deferred sales commission asset for recoverability quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset.  Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. At March 31, 2005, management used average market return assumptions of 5% for fixed income and 8% for equity to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions were determined by reference to actual redemption experience over the five-year, three-year, and one-year periods ended March 31, 2005. Based on the actual redemption rates, including increased redemption rates experienced more recently, management used a range of possible annual redemption rates of 20%, 24%, and 26% as of March 31, 2005, calculated as a percentage of the company’s average assets under management of back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly, or monthly when events or changes in circumstances occur that could significantly increase the risk of impairment of the asset. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. Management considers the results of these analyses performed at various dates. As of March 31, 2005, management determined that the deferred sales commission asset was not impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

During the three months ended March 31, 2005, equity markets decreased by approximately 2% as measured by the change in the Standard & Poor’s 500 Stock Index and fixed income markets remained flat as measured by the change in the Lehman Brothers’ Aggregate Bond Index. The redemption rate for domestic back-end load shares, adjusted for the closing of certain funds in conjunction with the company’s fund rationalization program, was approximately 25.6% during the three months ended March 31, 2005.  Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings. Alliance Holding’s proportionate share of Alliance Capital’s charge to earnings would reduce materially Alliance Holding’s net income.

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

On May 7, 2002, a complaint entitled The Florida State Board of Administration v. Alliance Capital Management L.P. (“SBA Complaint”) was filed in the Circuit Court of the Second Judicial Circuit, in and for Leon County, Florida against Alliance Capital. The SBA Complaint alleged breach of contract relating to the Investment Management Agreement between The Florida State Board of Administration (“SBA”) and Alliance Capital, breach of the covenant of good faith and fair dealing contained in the Investment Management Agreement, breach of fiduciary duty, negligence, gross negligence and violation of the Florida Securities and Investor Protection Act, in connection with purchases and sales of Enron common stock for the SBA investment account. The SBA Complaint sought more than $300 million in compensatory damages and an unspecified amount of punitive damages. On November 13, 2003, the SBA filed an amended complaint (“Amended SBA Complaint”), which contained similar Enron-related claims and also alleged that Alliance Capital breached its contract with the SBA by investing in or continuing to hold stocks for the SBA’s investment portfolio that were not “1-rated,” the highest rating that Alliance Capital’s research analysts could assign. The Amended SBA Complaint also added claims for negligent supervision and common law fraud. The Amended SBA Complaint sought rescissionary damages for all purchases of stocks that were not 1-rated, as well as damages for those that were not sold on a downgrade. During the third quarter of 2004, the SBA asserted in discovery that its Enron-related and 1-rated stock-related damages (including statutory interest) are approximately $2.9 billion. The trial commenced on March 8, 2005.  On April 17, 2005, Alliance Capital and the SBA entered into an Agreement Regarding Litigation pursuant to which, among other things, a jury verdict in favor of Alliance Capital on all claims would prevent both parties from seeking to retry or appeal the case and from seeking costs or attorneys’ fees, and would prevent Alliance Capital from seeking to recover its claim for unpaid investment management fees.  On April 18, 2005, the jury found in favor of Alliance Capital on all claims.

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

On September 29, 2004, plaintiffs filed consolidated amended complaints with respect to four claim types: mutual fund shareholder claims; mutual fund derivative claims; derivative claims brought on behalf of Alliance Holding; and claims brought under ERISA by participants in the Profit Sharing Plan for Employees of Alliance Capital. All four complaints include substantially identical factual allegations, which appear to be based in large part on an SEC Order dated December 18, 2003, amended and restated January 15, 2004. The claims in the mutual fund derivative consolidated amended complaint are generally based on the theory that all fund advisory agreements, distribution agreements and 12b-1 plans between Alliance Capital and the AllianceBernstein Funds should be invalidated, regardless of whether market timing occurred in each individual fund, because each was approved by fund trustees on the basis of materially misleading information with respect to the level of market timing permitted in funds managed by Alliance Capital. The claims asserted in the other three consolidated amended complaints are similar to those that the respective plaintiffs asserted in their previous federal lawsuits.

As previously disclosed in Item 1, Regulation of our 2004 Form 10-K, on February 10, 2004, we received (i) a subpoena duces tecum from the Office of the Attorney General of the State of West Virginia and (ii) a request for information from the Office of the State Auditor, Securities Commission, for the State of West Virginia (together, the “Information Requests”). Both Information Requests require us to produce documents concerning, among other things, any market timing or late trading in our sponsored mutual funds. We responded to the Information Requests and have been cooperating fully with the investigation.

On April 11, 2005, a complaint entitled The Attorney General of the State of West Virginia v. AIM Advisors, Inc., et al. (“WVAG Complaint”) was filed against Alliance Capital, Alliance Holding, and various other defendants not affiliated with Alliance Capital. The WVAG Complaint was filed in the Circuit Court of Marshall County, West Virginia by the Attorney General of the State of West Virginia.  The WVAG Complaint makes factual allegations generally similar to those in the Hindo Complaint.

In connection with the above-referenced market timing-related matters, Alliance Capital recorded charges totaling $330 million during the second half of 2003 in connection with establishing a $250 million restitution fund to compensate fund shareholders for the adverse effects of market timing in certain AllianceBernstein Funds, and certain other matters. Alliance Capital paid $1 million during the first quarter of 2005 and has cumulatively paid $303 million related to these matters. However, we cannot determine at this time the eventual outcome, timing or impact of these matters. Accordingly, it is possible that additional charges in the future may be required, the amount, timing, and impact of which we cannot determine at this time.

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

Directed Brokerage

Alliance Capital and approximately twelve other investment management firms were mentioned publicly in connection with the settlement by the SEC of charges that Morgan Stanley violated federal securities laws relating to its receipt of compensation for selling specific mutual funds and the disclosure of such compensation. The SEC has indicated publicly that, among other things, it is considering enforcement action in connection with mutual funds’ disclosure of such arrangements and in connection with the practice of considering mutual fund sales in the direction of brokerage commissions from fund portfolio transactions. The SEC has issued subpoenas, and the National Association of Securities Dealers, Inc. (“NASD”) has issued requests for information, to us in connection with this matter and we have provided documents and other information to the SEC and the NASD and are cooperating fully with their investigations. On March 11, 2005, discussions commenced with the NASD that management believes will conclude these investigations. Accordingly, Alliance Capital recorded a $5.0 million charge against 2004 earnings; approximately $1.0 million of this charge was reversed in the first quarter of 2005 to reflect the final amount of approximately $4.0 million agreed upon between Alliance Capital and the NASD.

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

On April 11, 2005, the court signed an order dismissing the Davidson Complaint with prejudice.  Plaintiffs have a limited right to re-open the case within 90 days of the order. At the present time, we do not believe the outcome of these matters will have a material impact on our results of operations or financial condition.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Alliance Holding’s principal source of income and cash flow is attributable to its investment in Alliance Capital. The Alliance Holding unaudited condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations should be read in conjunction with those of Alliance Capital included as an exhibit to this Form 10-Q and Alliance Holding’s and Alliance Capital’s audited financial statements and notes and management’s discussion and analysis of financial condition and results of operations included in Alliance Holding’s Form 10-K for the year ended December 31, 2004.

Results of Operations

	Three Months Ended March 31
	2005	2004	% Change
	(in millions, except per unit amounts)

Alliance Capital net income	$168.5	$168.5	—%
Weighted average equity ownership interest	31.5%	31.0%
Equity in earnings of Alliance Capital	$53.0	$52.2	1.5
Net income	$46.8	$46.4	0.9
Diluted net income per unit	$0.58	$0.58	—%

Net income for the three months ended March 31, 2005 increased $0.4 million to $46.8 million from net income of $46.4 million for the three months ended March 31, 2004. The increase reflects increased equity in earnings of Alliance Capital. Diluted net income remained unchanged at $0.58 per Alliance Holding Unit.

Capital Resources and Liquidity

	Three Months Ended March 31,
	2005	2004	% Change
	(in millions, except per unit amounts)

Distributions paid	$65.2	$—	n/m
Distributions received	72.6	—	n/m
Purchases of units by Alliance Capital	(6.4)	(38.4)	(83.3)%
Awards of units by Alliance Capital	33.5	49.2	(31.9)
Proceeds from exercise of options	16.7	28.4	(41.2)
Foreign currency translation adjustment	12.7	—	n/m

Available cash flow	45.5	11.1	n/m
Distributions per Alliance Capital Unit	$0.56	$0.14	n/m

Alliance Holdings’ partners’ capital was $1,334.2 million as of March 31, 2005, an increase of $38.5 million or approximately 3.0% from $1,295.7 million as of December 31, 2004.  The increase for the three months ended March 31, 2005 is primarily due to comprehensive income, net awards of Alliance Holding Units by Alliance Capital under deferred compensation plans, and proceeds from the exercise of options to acquire Alliance Holding Units, partly offset by cash distributions to unitholders and net purchases of Alliance Holding Units by Alliance Capital to fund deferred compensation plans.

Alliance Holding is required to distribute all of its Available Cash Flow, as defined in the Alliance Holding Partnership Agreement, to its unitholders. No distribution was paid in the first quarter of 2004 due to the $330 million in charges taken during the second half of 2003 for mutual fund matters and legal proceedings. As a result of the charges, the fourth quarter 2003 distribution, payable in the first quarter of 2004, was suspended.

Commencing in the second quarter of 2004, quarterly distributions returned to traditional levels in relation to cash flow.

Commitments and Contingencies

See Note 6 of the Alliance Holding condensed financial statements contained in Item 1 of this Form 10-Q.

FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance we achieve for our clients, general economic conditions, future acquisitions, competitive conditions and government regulations, including changes in tax rates. We caution readers to carefully consider such forward-looking statements in light of these factors.  Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Item I of Form 10-K for the year ended December 31, 2004. Any or all of the forward-looking statements that we make in this Form 10-Q, Form 10-K or any other public statements we issue may turn out to be wrong.  It is important to remember that other factors besides those listed in “Risk Factors” could also adversely affect our business, operating results or financial condition.

The forward-looking statements we make in this report include statements regarding expected levels of certain expenses. The outcome of litigation, and the amount of legal fees associated with litigation (net of insurance recoveries), are inherently unpredictable. The costs of compliance with the Sarbanes-Oxley Act of 2002 and other regulatory compliance fluctuate from period to period due to changes in regulation, guidance from regulators, and evolving industry-wide standards.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Alliance Holding’s market risk for the quarterly period ended March 31, 2005.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Alliance Holding maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, in a timely manner.

As of the end of the period covered by this report, management carried out an assessment, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures.  Based on this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that the ongoing testing and remediation of internal controls over financial reporting has served generally to strengthen such internal controls.

Part II

OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 6 of the condensed financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2005 and April 1, 2004, Alliance Capital allocated 131,873 and 262,510 Alliance Holding Units, respectively, with aggregate values of $5,538,640 and $9,191,996, respectively, for the benefit of certain of its employees under an employee award plan.  An exemption from registration under Section 4(2) of the Securities Act was available for the allocation of the Alliance Holding Units because such transactions did not involve a public offering.

The following table provides information relating to any purchases of Alliance Holding Units by Alliance Capital made in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid Per Unit, net of Commissions	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
1/1/05-1/31/05	161,123	$44.99	—	—
2/1/05-2/28/05	—	—	—	—
3/1/05-3/31/05	—	—	—	—
Total	161,123	$44.99	—	—

All units were purchased from employees to fulfill statutory withholding tax requirements with respect to vesting of deferred compensation awards.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.    Exhibits

13            Part I, Item 1, Financial Information, of the Alliance Capital Management L.P. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

15            Report of KPMG LLP, our Independent Registered Public Accounting Firm.

31.1         Certification of Mr. Sanders furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Mr. Joseph furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Mr. Sanders furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Mr. Joseph furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Dated: May 6, 2005	By:	Alliance Capital Management Corporation, General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer