Form 10-Q
period 2005-06-30
ALLIANCE CAPITAL MANAGEMENT HOLDING LP
filed 2005-08-05
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of June 30, 2005 was 81,631,932.*

* includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Financial Condition

(in thousands)

	6/30/05	12/31/04
	(unaudited)

ASSETS

Cash and cash equivalents	$104	$—
Investment in Alliance Capital	1,358,622	1,302,809
Other assets	502	637
Total assets	$1,359,228	$1,303,446

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to Alliance Capital	$7,400	$7,664
Other liabilities	315	112
Total liabilities	7,715	7,776

Commitments and contingencies (See Note 6)

Partners’ capital	1,351,513	1,295,670
Total liabilities and partners’ capital	$1,359,228	$1,303,446

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Income

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	6/30/05	6/30/04	6/30/05	6/30/04

Equity in earnings of Alliance Capital	$62,654	$48,585	$115,674	$100,761

Income taxes	6,530	6,206	12,716	12,021

Net income	$56,124	$42,379	$102,958	$88,740

Net income per unit:
Basic	$0.69	$0.53	$1.27	$1.12
Diluted	$0.68	$0.53	$1.26	$1.11

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of
Changes in Partners’ Capital
and Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	6/30/05	6/30/04	6/30/05	6/30/04

Partners’ capital - beginning of period	$1,334,151	$1,244,144	$1,295,670	$1,158,606
Comprehensive income:
Net income	56,124	42,379	102,958	88,740
Other comprehensive income:
Unrealized gain on investments, net	196	—	555	—
Foreign currency translation adjustment, net	(2,628)	—	10,062	—
Comprehensive income	53,692	42,379	113,575	88,740

Cash distributions to unitholders	(45,941)	(11,932)	(111,124)	(11,932)
Purchases of Alliance Holding Units by Alliance Capital to fund deferred compensation plans, net	(532)	(62)	(6,920)	(38,437)
Awards of Alliance Holding Units made by Alliance Capital under deferred compensation plans, net of forfeitures	(691)	(7,162)	32,828	42,024
Proceeds from exercise of options to acquire Alliance Holding Units	10,834	4,870	27,484	33,236
Partners’ capital - end of period	$1,351,513	$1,272,237	$1,351,513	$1,272,237

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	6/30/05	6/30/04

Cash flows from operating activities:
Net income	$102,958	$88,740
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of Alliance Capital	(115,674)	(100,761)
Investment in Alliance Capital with proceeds from exercises of options to acquire Alliance Holding Units	(27,484)	(33,236)
Alliance Capital distributions received	123,870	23,872
Changes in assets and liabilities:
Decrease in other assets	135	3
(Decrease) increase in payable to Alliance Capital	(264)	406
Increase (decrease) in other liabilities	203	(328)
Net cash provided by (used in) operating activities	83,744	(21,304)

Cash flows from financing activities:
Cash distributions to unitholders	(111,124)	(11,932)
Proceeds from exercise of options to acquire Alliance Holding Units	27,484	33,236
Net cash (used in) provided by financing activities	(83,640)	21,304

Net increase in cash and cash equivalents	104	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$104	$—

Cash paid:
Income taxes	$12,509	$12,322

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Notes to Condensed Financial Statements

June 30, 2005

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

•      individual investors, primarily by means of retail mutual funds sponsored by Alliance Capital, its subsidiaries and affiliated joint venture companies, sub-advisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs that are sponsored by registered broker-dealers (“Separately Managed Account Programs”), and other investment vehicles (“Retail Services”);

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

As of June 30, 2005, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (formerly known as The Equitable Life Assurance Society of the United States and a wholly-owned subsidiary of AXA Financial, “AXA Equitable”) and certain subsidiaries of AXA Equitable, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.8% of the issued and outstanding Alliance Holding Units.

As of June 30, 2005, the ownership of Alliance Capital, as a percentage of limited partnership interests, was as follows:

AXA and its subsidiaries	60.1%
Alliance Holding	32.0
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	6.4
Other	1.5
100.0%

Alliance Capital Management Corporation (“ACMC”), an indirect wholly-owned subsidiary of AXA Financial, is the general partner of both Alliance Holding and Alliance Capital. ACMC owns 100,000 general partnership units in Alliance Holding and a 1% general partnership interest in Alliance Capital.  Including the general partnership interests in Alliance Capital and Alliance Holding, and their equity interest in Alliance Holding, as of June 30, 2005, AXA and its subsidiaries had an approximate 61.1% economic interest in Alliance Capital.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed financial statements of Alliance Holding included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the interim reporting periods.  Actual results could differ from those estimates.

The Alliance Holding condensed financial statements and notes should be read in conjunction with the condensed consolidated financial statements and notes of Alliance Capital included as an exhibit to this quarterly report on Form 10-Q and with Alliance Holding’s and Alliance Capital’s financial statements for the year ended December 31, 2004 included in Alliance Holding’s Form 10-K for the year ended December 31, 2004.

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

Cash Distributions

Alliance Holding is required to distribute all of its Available Cash Flow, as defined in the Amended and Restated Agreement of Limited Partnership of Alliance Holding (“Alliance Holding Partnership Agreement”), to its unitholders and ACMC. Cash distributions are recorded when declared.

On July 26, 2005, ACMC declared a distribution of $55.5 million, or $0.68 per unit representing the distribution of Alliance Holding’s Available Cash Flow for the three months ended June 30, 2005. The distribution is payable on August 15, 2005 to holders of record at the close of business on August 5, 2005.

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

	Three Months Ended		Six Months Ended
	6/30/05	6/30/04	6/30/05	6/30/04
	(in thousands, except per unit amounts)

Net income – basic	$56,124	$42,379	$102,958	$88,740
Additional allocation of equity in earnings of Alliance Capital resulting from assumed dilutive effect of compensatory options	767	523	1,503	1,328
Net income – diluted	$56,891	$42,902	$104,461	$90,068

Weighted average units outstanding – basic	81,434	79,717	81,120	79,341
Dilutive effect of compensatory options	1,673	1,445	1,780	1,718
Weighted average units outstanding – diluted	83,107	81,162	82,900	81,059

Basic net income per unit	$0.69	$0.53	$1.27	$1.12
Diluted net income per unit	$0.68	$0.53	$1.26	$1.11

Out-of-the-money options to acquire 4,045,300 and 4,946,000 units for the three months ended June 30, 2005 and 2004, respectively, and 4,062,904 and 4,946,000 units for the six months ended June 30, 2005 and 2004, respectively, have been excluded from the diluted net income per unit computation due to their anti-dilutive effect.

4.   Investment in Alliance Capital

Changes in Alliance Holding’s investment in Alliance Capital for the six-month period ended June 30, 2005 were as follows (in thousands):

Investment in Alliance Capital as of January 1, 2005	$1,302,809
Equity in earnings of Alliance Capital	115,674
Additional investment with proceeds from exercises of compensatory options	27,484
Other comprehensive income	10,617
Cash distributions received from Alliance Capital	(123,870)
Purchases of Alliance Holding Units by Alliance Capital to fund deferred compensation plans, net	(6,920)
Awards of Alliance Holding Units made by Alliance Capital under deferred compensation plans, net of forfeitures	32,828
Investment in Alliance Capital as of June 30, 2005	$1,358,622

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

6.   Commitments and Contingencies

Legal and regulatory matters described below pertain to Alliance Capital and are included here due to their potential significance to Alliance Holding’s investment in Alliance Capital.

Legal Proceedings

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the United States District Court for the Southern District of Texas, Houston Division, against numerous defendants, including Alliance Capital. The principal allegations of the Enron Complaint, as they pertain to Alliance Capital, are that Alliance Capital violated Sections 11 and 15 of the Securities Act of 1933, as amended (“Securities Act”), with respect to a registration statement filed by Enron Corp. (“Enron”) and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Zero Coupon Convertible Notes due 2021. Plaintiffs allege that the registration statement was materially misleading and that Frank Savage, who was at that time an employee of Alliance Capital and a director of ACMC, signed the registration statement at issue. Plaintiffs further allege that Alliance Capital was a controlling person of Frank Savage. Plaintiffs therefore assert that Alliance Capital is itself liable for the allegedly misleading registration statement. Plaintiffs seek rescission or a rescissionary measure of damages. On June 3, 2002, Alliance Capital moved to dismiss the Enron Complaint as the allegations therein pertain to it. On March 12, 2003, that motion was denied. A First Amended Consolidated Complaint (“Enron Amended Consolidated Complaint”), with substantially similar allegations as to Alliance Capital, was filed on May 14, 2003. Alliance Capital filed its answer on June 13, 2003. On May 28, 2003, plaintiffs filed an Amended Motion for Class Certification. On October 23, 2003, following the completion of class discovery, Alliance Capital filed its opposition to class certification. That motion is pending. The case is currently in discovery.

We believe that plaintiffs’ allegations in the Enron Amended Consolidated Complaint as to us are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to estimate the impact, if any, that the outcome of this matter will have on our results of operations or financial condition.

On September 12, 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. (“Jaffe Complaint”) was filed in the United States District Court for the Southern District of New York against Alliance Capital, Alfred Harrison (a former director) and the AllianceBernstein Premier Growth Fund (now known as the AllianceBernstein Large Cap Growth Fund, “Large Cap Growth Fund”) alleging violation of the Investment Company Act of 1940, as amended (“Investment Company Act”). Plaintiff seeks damages equal to Large Cap Growth Fund’s losses as a result of Large Cap Growth Fund’s investment in shares of Enron and a recovery of all fees paid by Large Cap Growth Fund to Alliance Capital beginning November 1, 2000. On March 24, 2003, the court granted Alliance Capital’s motion to transfer the Jaffe Complaint to the United States District Court for the District of New Jersey for coordination with the now dismissed Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund action then pending. On December 5, 2003, plaintiff filed an amended complaint (“Amended Jaffe Complaint”) in the United States District Court for the District of New Jersey alleging violations of Section 36(a) of the Investment Company Act, common law negligence, and negligent misrepresentation. Specifically, the Amended Jaffe Complaint alleges that: (i) the defendants breached their fiduciary duties of loyalty, care and good faith to Large Cap Growth Fund by causing Large Cap Growth Fund to invest in securities of Enron, (ii) the defendants were negligent for investing in securities of Enron, and (iii) through prospectuses and other documents, defendants misrepresented material facts related to Large Cap Growth Fund’s investment objective and policies. On January 23, 2004, defendants moved to dismiss the Amended Jaffe Complaint. On May 23, 2005, the court granted defendants’ motion and dismissed the case.

Alliance Capital, Large Cap Growth Fund and Alfred Harrison believe that plaintiff’s allegations in the Amended Jaffe Complaint are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to estimate the impact, if any, that the outcome of this matter will have on our results of operations or financial condition.

On December 13, 2002, a putative class action complaint entitled Patrick J. Goggins, et al. v. Alliance Capital Management L.P., et al. (“Goggins Complaint”) was filed in the United States District Court for the Southern District of New York against Alliance Capital, Large Cap Growth Fund and individual directors and certain officers of Large Cap Growth Fund. On August 13, 2003, the court granted Alliance Capital’s motion to transfer the Goggins Complaint to the United States District Court for the District of New Jersey. On December 5, 2003, plaintiffs filed an amended complaint (“Amended Goggins Complaint”) in the United States District Court for the District of New Jersey, which alleges that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act because Large Cap Growth Fund’s registration statements and prospectuses contained untrue statements of material fact and omitted material facts. More specifically, the Amended Goggins Complaint alleges that Large Cap Growth Fund’s investment in Enron was inconsistent with Large Cap Growth Fund’s stated strategic objectives and investment strategies. Plaintiffs seek rescissionary relief or an unspecified amount of compensatory damages on behalf of a class of persons who purchased shares of Large Cap Growth Fund during the period October 31, 2000 through February 14, 2002. On January 23, 2004, Alliance Capital moved to dismiss the Amended Goggins Complaint. On December 10, 2004, the court granted Alliance Capital’s motion and dismissed the case. On January 5, 2005, plaintiff appealed the court’s decision.

Alliance Capital, Large Cap Growth Fund and the other defendants believe that plaintiffs’ allegations in the Amended Goggins Complaint are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to estimate the impact, if any, that the outcome of this matter will have on our results of operations or financial condition.

On October 1, 2003, a class action complaint entitled Erb, et al. v. Alliance Capital Management L.P. (“Erb Complaint”) was filed in the Circuit Court of St. Clair County, Illinois, against Alliance Capital. The plaintiff, purportedly a shareholder in Large Cap Growth Fund, alleges that Alliance Capital breached unidentified provisions of Large Cap Growth Fund’s prospectus and subscription and confirmation agreements that allegedly required that every security bought for Large Cap Growth Fund’s portfolio must be a “1-rated” stock, the highest rating that Alliance Capital’s research analysts could assign. Plaintiff alleges that Alliance Capital impermissibly purchased shares of stocks that were not 1-rated. On June 24, 2004, plaintiff filed an amended complaint (“Amended Erb Complaint”) in the Circuit Court of St. Clair County, Illinois. The Amended Erb Complaint allegations are substantially similar to those contained in the previous complaint, however, the Amended Erb Complaint adds a new plaintiff and seeks to allege claims on behalf of a purported class of persons or entities holding an interest in any portfolio managed by Alliance Capital’s Large Cap Growth Team. The Amended Erb Complaint alleges that Alliance Capital breached its contracts with these persons or entities by impermissibly purchasing shares of stocks that were not 1-rated. Plaintiffs seek rescission of all purchases of any non-1-rated stocks Alliance Capital made for Large Cap Growth Fund and other Large Cap Growth Team clients’ portfolios over the past eight years, as well as an unspecified amount of damages. On July 13, 2004, Alliance Capital removed the Erb action to the United States District Court for the Southern District of Illinois on the basis that plaintiffs’ claims are preempted under the Securities Litigation Uniform Standards Act. On August 30, 2004, the District Court remanded the action to the Circuit Court. On September 15, 2004, Alliance Capital filed a notice of appeal with respect to the District Court’s order. On December 23, 2004, plaintiffs moved to dismiss Alliance Capital’s appeal. These motions are pending.

We believe that plaintiffs’ allegations in the Amended Erb Complaint are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to estimate the impact, if any, that the outcome of this matter will have on our results of operations or financial condition.

Market Timing-related Matters

On October 2, 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. (“Hindo Complaint”) was filed against Alliance Capital, Alliance Holding, ACMC, AXA Financial, the AllianceBernstein Funds, the registrants and issuers of those funds, certain officers of Alliance Capital (“Alliance defendants”), and certain other defendants not affiliated with Alliance Capital, as well as unnamed Doe defendants. The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the AllianceBernstein Funds. The Hindo Complaint alleges that certain of the Alliance defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in “late trading” and “market timing” of AllianceBernstein Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and Sections 206 and 215 of the Investment Advisers Act of 1940, as amended (“Advisers Act”). Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with Alliance Capital, including recovery of all fees paid to Alliance Capital pursuant to such contracts.

Since October 2, 2003, 43 additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed in various federal and state courts against Alliance Capital and certain other defendants, and others may be filed. The plaintiffs in such lawsuits have asserted a variety of theories for recovery including, but not limited to, violations of the Securities Act, the Exchange Act, the Advisers Act, the Investment Company Act, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), certain state securities laws, and common law. All state court actions against Alliance Capital either were voluntarily dismissed or removed to federal court.

On February 20, 2004, the Judicial Panel on Multidistrict Litigation (“MDL Panel”) transferred all federal actions to the United States District Court for the District of Maryland (“Mutual Fund MDL”). All of the actions removed to federal court also were transferred to the Mutual Fund MDL. The plaintiffs in the removed actions have since moved for remand, and that motion is pending.

On September 29, 2004, plaintiffs filed consolidated amended complaints with respect to four claim types: mutual fund shareholder claims; mutual fund derivative claims; derivative claims brought on behalf of

Alliance Holding; and claims brought under ERISA by participants in the Profit Sharing Plan for Employees of Alliance Capital. All four complaints include substantially identical factual allegations, which appear to be based in large part on the SEC Order dated December 18, 2003, amended and restated January 15, 2004 (“SEC Order”), and on the Assurance of Discontinuance with the New York State Attorney General (“NYAG”) dated September 1, 2004 (“AoD”). The claims in the mutual fund derivative consolidated amended complaint are generally based on the theory that all fund advisory agreements, distribution agreements and 12b-1 plans between Alliance Capital and the AllianceBernstein Funds should be invalidated, regardless of whether market timing occurred in each individual fund, because each was approved by fund trustees on the basis of materially misleading information with respect to the level of market timing permitted in funds managed by Alliance Capital. The claims asserted in the other three consolidated amended complaints are similar to those that the respective plaintiffs asserted in their previous federal lawsuits. All of these lawsuits seek an unspecified amount of damages.

On February 10, 2004, we received (i) a subpoena duces tecum from the Office of the Attorney General of the State of West Virginia and (ii) a request for information from the Office of the State Auditor, Securities Commission, for the State of West Virginia (together, the “Information Requests”). Both Information Requests require us to produce documents concerning, among other things, any market timing or late trading in our sponsored mutual funds. We responded to the Information Requests and have been cooperating fully with the investigation. On April 11, 2005, a complaint entitled The Attorney General of the State of West Virginia v. AIM Advisors, Inc., et al. (“WVAG Complaint”) was filed against Alliance Capital, Alliance Holding, and various other defendants not affiliated with Alliance Capital. The WVAG Complaint was filed in the Circuit Court of Marshall County, West Virginia by the Attorney General of the State of West Virginia.  The WVAG Complaint makes factual allegations generally similar to those in the Hindo Complaint. On May 31, 2005, defendants removed the WVAG Complaint to the United States District Court for the Northern District of West Virginia. On July 12, 2005, plaintiff moved to remand. That motion is pending.

We intend to vigorously defend against the allegations in the WVAG Complaint. At the present time, we are unable to estimate the impact, if any, that the outcome of this matter will have on our results of operations or financial condition.

Alliance Capital recorded charges totaling $330 million during the second half of 2003 in connection with establishing a $250 million restitution fund to compensate fund shareholders for the adverse effects of market timing in certain AllianceBernstein Funds, and in connection with certain other market timing-related matters (including our settlements with the SEC and the NYAG, which were memorialized in the SEC Order and the AoD, respectively, and the market timing-related matters referenced above, other than the WVAG complaint), and other litigation (“Matters”). Alliance Capital paid $4 million during the second quarter of 2005 related to market timing and has cumulatively paid $307 million (including the $250 million to establish the restitution fund) related to the Matters. However, we cannot determine at this time the eventual outcome, timing or impact of the Matters. Accordingly, it is possible that additional charges in the future may be required, the amount, timing, and impact of which we are unable to estimate at this time.

Revenue Sharing-related Matters

On June 22, 2004, a purported class action complaint entitled Aucoin, et al. v. Alliance Capital Management L.P., et al. (“Aucoin Complaint”) was filed against Alliance Capital, Alliance Holding, ACMC, AXA Financial, AllianceBernstein Investment Research and Management, Inc. (“ABIRM”), certain current and former directors of the AllianceBernstein Funds, and unnamed Doe defendants. The Aucoin Complaint names the AllianceBernstein Funds as nominal defendants. The Aucoin Complaint was filed in the United States District Court for the Southern District of New York by an alleged shareholder of the AllianceBernstein Growth & Income Fund. The Aucoin Complaint alleges, among other things, (i) that certain of the defendants improperly authorized the payment of excessive commissions and other fees from AllianceBernstein Fund assets to broker-dealers in exchange for preferential marketing services, (ii) that certain of the defendants misrepresented and omitted from registration statements and other reports material facts concerning such payments, and (iii) that certain defendants caused such conduct as control persons of other defendants. The Aucoin Complaint asserts claims for violation of Sections 34(b), 36(b) and 48(a) of the Investment Company Act, Sections 206 and 215 of the Advisers Act, breach of common law fiduciary duties, and aiding and abetting breaches of common law fiduciary duties. Plaintiffs seek an unspecified amount of compensatory damages and punitive damages, rescission of their contracts with Alliance Capital, including recovery of all fees paid to Alliance Capital pursuant to such contracts, an accounting of all AllianceBernstein Fund-related fees, commissions and soft dollar payments, and restitution of all unlawfully or discriminatorily obtained fees and expenses.

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

On February 2, 2005, plaintiffs filed a consolidated amended class action complaint (“Aucoin Consolidated Amended Complaint”) that asserts claims substantially similar to the Aucoin Complaint and the nine additional lawsuits referenced above. On April 14, 2005, defendants moved to dismiss the Aucoin Consolidated Amended Complaint.  That motion is pending.

We believe that plaintiff’s allegations in the Aucoin Consolidated Amended Complaint are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to estimate the impact, if any, that the outcome of this matter will have on our results of operations or financial condition.

Regulatory Matters

On July 26, 2005, the National Association of Securities Dealers, Inc. (“NASD”) notified Sanford C. Bernstein & Co., LLC (“SCB LLC”) and an SCB LLC research analyst that the NASD enforcement staff was recommending that enforcement actions be commenced against SCB LLC and the analyst (this notification typically is called a “Wells Notice”). The analyst had written research reports that announced the suspension of SCB LLC’s and the analyst’s coverage of certain securities, and the analyst subsequently sold personal holdings in the same securities.  Prior to joining SCB LLC, the analyst received the securities as compensation while employed by the issuers of those securities.  The NASD claims that SCB LLC and the analyst violated NASD rules that restrict personal trading by research analysts.

On July 26, 2005, the New York Stock Exchange, Inc. (“NYSE”) gave a Wells Notice to each of approximately 20 member firms, including SCB LLC, claiming that the firms violated NYSE rules by failing to properly identify certain short sale transactions as short sales in Electronic Blue Sheet submissions.  For SCB LLC, this issue was the result of a coding problem in an electronic reporting system.  That problem was corrected in 2003.

At the present time, we believe that the outcome of these matters will not have a material adverse effect on our results of operations or financial condition.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Alliance Holding’s principal source of income and cash flow is attributable to its investment in Alliance Capital. Alliance Holding’s interim condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations should be read in conjunction with those of Alliance Capital included as an exhibit to this Form 10-Q and Alliance Holding’s and Alliance Capital’s audited financial statements and notes and management’s discussion and analysis of financial condition and results of operations included in Alliance Holding’s Form 10-K for the year ended December 31, 2004.

Results of Operations

	Three Months Ended			Six Months Ended
	6/30/05	6/30/04	% Change	6/30/05	6/30/04	% Change
	(in millions, except per unit amounts)

Alliance Capital net income	$198.0	$155.8	27.1%	$366.5	$324.3	13.0%
Weighted average equity ownership interest	31.6%	31.2%		31.6%	31.1%
Equity in earnings of Alliance Capital	$62.7	$48.6	29.0	$115.7	$100.8	14.8
Net income	$56.1	$42.4	32.3	$103.0	$88.7	16.1
Diluted net income per unit	$0.68	$0.53	28.3	$1.26	$1.11	13.5
Distribution per unit	$0.68	$0.53	28.3%	$1.24	$0.67	85.1%

Net income for the three-month and six-month periods ended June 30, 2005 increased compared to corresponding prior year periods as a result of higher Alliance Capital net income.

Earnings Guidance

We currently estimate that earnings of Alliance Holding will be approximately $0.60-0.70 per unit in the third quarter of 2005 and $0.70-0.80 per unit in the fourth quarter of 2005, including about $0.10-0.15 per unit of performance-related fees expected to be earned by Alliance Capital primarily in the fourth quarter. This guidance is based on the Earnings Guidance in Alliance Capital’s Management’s Discussion and Analysis contained in Exhibit 13 and is subject to the assumptions and cautionary statements described and included therein.

See FORWARD-LOOKING STATEMENTS for a description of some factors that could cause Alliance Holding’s actual earnings to differ.

Capital Resources and Liquidity

	Six Months Ended
	6/30/05	6/30/04	% Change
	(in millions, except per unit amounts)

Distributions received from Alliance Capital	$123.9	$23.9	n/m
Distributions paid to unitholders	(111.1)	(11.9)	n/m
Proceeds from exercise of options	27.5	33.2	(17.2)%
Investment in Alliance Capital	(27.5)	(33.2)	(17.2)

Purchases of units by Alliance Capital	(6.9)	(38.4)	(82.0)
Awards of units by Alliance Capital	32.8	42.0	(21.9)
Other comprehensive income	10.6	—	n/m

Alliance Holding’s partners’ capital was $1,351.5 million as of June 30, 2005, an increase of $17.3 million (or 1.3%) from $1,334.2 million as of March 31, 2005, and an increase of $55.8 million (or 4.3%) from $1,295.7 million as of December 31, 2004. The increase for the six months ended June 30, 2005 is primarily due to comprehensive income, net awards of Alliance Holding Units by Alliance Capital under deferred compensation plans, and proceeds from the exercise of options to acquire Alliance Holding Units, partly offset by cash distributions to its unitholders and to ACMC and net purchases of Alliance Holding Units by Alliance Capital to fund obligations under deferred compensation plans.

Alliance Holding is required to distribute all of its Available Cash Flow, as defined in the Alliance Holding Partnership Agreement, to its unitholders and to ACMC. No distribution was paid in the first quarter of 2004 due to the $330 million in charges recorded by Alliance Capital during the second half of 2003.  See Note 6 of the Alliance Holding condensed financial statements contained in Item 1 of this Form 10-Q for a discussion of these charges.  As a result of the charges, the fourth quarter 2003 distribution, payable in the first quarter of 2004, was suspended. Commencing in the second quarter of 2004, quarterly distributions returned to traditional levels relative to cash flow.

Commitments and Contingencies

See Note 6 of the Alliance Holding condensed financial statements contained in Item 1 of this Form 10-Q.

FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance we achieve for our clients, general economic conditions, future acquisitions, competitive conditions and government regulations, including changes in tax rates. We caution readers to carefully consider such forward-looking statements in light of these factors.  Further, such forward-looking statements speak only as of the date on which such statements are made; we have no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Item I of our Form 10-K for the year ended December 31, 2004. Any or all of the forward-looking statements that we make in Form 10-K, this Form 10-Q, or any other public statements we issue may turn out to be wrong.  Factors other than those listed in “Risk Factors” and other than those listed below could also adversely affect our business, operating results, or financial condition.

The forward-looking statements we make in this Form 10-Q include statements regarding the results of operations of Alliance Capital, including the expected persisting effect of factors which caused a substantial decline in transaction revenue, estimated earnings guidance for Alliance Capital (and corresponding earnings guidance for Alliance Holding) and related assumptions provided for the remainder of 2005, and an expectation that Alliance Capital’s margins will rise if client performance objectives are achieved. The persistence of factors affecting transaction revenues, including future increases in the use of electronic trading platforms and reductions in transaction pricing, will depend on competitive factors affecting the market for securities execution services. The earnings guidance is based on a number of assumptions, including the following: increased net flows in Alliance Capital’s assets under management due to the expected funding of institutional mandates, anticipated faster growth in the private client channel and neutral net flows in the retail channel; and annualized capital market returns of 8% and 5%, respectively, for equity and fixed income assets. Before they are funded, institutional mandates do not represent legally binding commitments to fund and, accordingly, the possibility exists that not all mandates will be funded; growth in the private client channel may be impaired by changes in competitive and securities market conditions and relative performance; net flows in retail are subject to domestic and international market conditions and relative performance, each or both of which may have a negative effect on net retail flows;

and capital market performance is inherently unpredictable.  In view of the above, and particularly given the volatility of capital markets and the difficulty of predicting client asset inflows and outflows, these earnings estimates should not be relied on as predictions of actual performance, but only as estimates based on assumptions, which may or may not be correct. There can be no assurance that Alliance Capital will be able to meet its performance objectives or that, even if it does, an increase in its margins will result.

In addition, we make forward-looking statements in this Form 10-Q regarding the anticipated revenue (in the form of contingent payments) to be received by Alliance Capital in connection with the transaction with Federated Investors, Inc. (“Federated”) pursuant to which Federated acquired our cash management services. The effect of this transaction on future earnings, resulting from these contingent payments to be received in future periods, will depend on the amount of net revenue earned by Federated during these periods on assets under management maintained in Federated’s funds by our former cash management clients.

We also make forward-looking statements in this Form 10-Q regarding the expected reduction in private client revenues by approximately $20 million due to a number of factors, including the restructuring of private client pricing initiated in the first half of 2005.  Given the volatility of capital markets and the difficulty in predicting client inflows and outflows, the expected reduction in private client revenues should not be relied on as a prediction of actual revenues, but rather as an estimate which may or may not be correct.

Additionally, we make forward-looking statements in this Form 10-Q regarding our intention to repay our Senior Notes in 2006 with cash flows from operations. If operations do not provide sufficient cash to make this repayment, we would be required to obtain alternative financing or extend the term of the Senior Notes.  There can be no assurance that such financing will be available or available on acceptable terms which could affect our business, financial condition or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Alliance Holding’s market risk for the quarterly period ended June 30, 2005.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, in a timely manner.

As of the end of the period covered by this report, management carried out an assessment, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that ongoing testing and remediation have served generally to strengthen such internal control.

Part II

OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 6 of the condensed financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to any purchases of Alliance Holding Units by Alliance Capital made in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid Per Unit, net of Commissions	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
4/1/05-4/30/05	31,731	$43.78	—	—
5/1/05-5/31/05	—	—	—	—
6/1/05-6/30/05	—	—	—	—
Total	31,731	$43.78	—	—

All units were purchased from employees to fulfill statutory withholding tax requirements at the time of vesting of deferred compensation awards.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

13	Part I, Items 1 through 4, of the Alliance Capital Management L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

15	Report of KPMG LLP, our Independent Registered Public Accounting Firm.

31.1	Certification of Mr. Sanders furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Joseph furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. Sanders furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. Joseph furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Dated: August 5, 2005	By:	Alliance Capital Management Corporation, General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer