Form 10-Q
period 2005-09-30
ALLIANCE CAPITAL MANAGEMENT HOLDING LP
filed 2005-11-07
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of September 30, 2005 was 81,788,681.*

* includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Financial Condition

(in thousands)

	9/30/05	12/31/04
	(unaudited)

ASSETS

Investment in Alliance Capital	$1,368,485	$1,302,809
Other assets	689	637
Total assets	$1,369,174	$1,303,446

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to Alliance Capital	$7,206	$7,664
Other liabilities	510	112
Total liabilities	7,716	7,776

Commitments and contingencies (See Note 6)

Partners’ capital	1,361,458	1,295,670
Total liabilities and partners’ capital	$1,369,174	$1,303,446

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Income

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	9/30/05	9/30/04	9/30/05	9/30/04

Equity in earnings of Alliance Capital	$67,237	$47,701	$182,911	$148,462

Income taxes	6,667	5,943	19,383	17,964

Net income	$60,570	$41,758	$163,528	$130,498

Net income per unit:
Basic	$0.74	$0.52	$2.01	$1.64
Diluted	$0.74	$0.52	$2.00	$1.63

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of
Changes in Partners’ Capital
and Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	9/30/05	9/30/04	9/30/05	9/30/04

Partners’ capital - beginning of period	$1,351,513	$1,272,237	$1,295,670	$1,158,606
Comprehensive income:
Net income	60,570	41,758	163,528	130,498
Other comprehensive income:
Unrealized gain on investments, net	531	—	1,086	—
Foreign currency translation adjustment, net	(2,057)	—	8,005	—
Comprehensive income	59,044	41,758	172,619	130,498

Cash distributions to unitholders	(55,356)	(42,074)	(166,480)	(54,006)
Purchases of Alliance Holding Units by Alliance Capital to fund deferred compensation plans, net	409	498	(6,511)	(37,939)
Awards of Alliance Holding Units made by Alliance Capital under deferred compensation plans, net of forfeitures	2,504	(3,502)	35,332	38,522
Proceeds from exercise of options to acquire Alliance Holding Units	3,344	4,391	30,828	37,627
Partners’ capital - end of period	$1,361,458	$1,273,308	$1,361,458	$1,273,308

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	9/30/05	9/30/04

Cash flows from operating activities:
Net income	$163,528	$130,498
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of Alliance Capital	(182,911)	(148,462)
Investment in Alliance Capital with proceeds from exercises of options to acquire Alliance Holding Units	(30,828)	(37,627)
Alliance Capital distributions received	185,975	72,572
Changes in assets and liabilities:
(Increase) decrease in other assets	(52)	145
(Decrease) in payable to Alliance Capital	(458)	(371)
Increase (decrease) in other liabilities	398	(376)
Net cash provided by operating activities	135,652	16,379

Cash flows from financing activities:
Cash distributions to unitholders	(166,480)	(54,006)
Proceeds from exercise of options to acquire Alliance Holding Units	30,828	37,627
Net cash used in financing activities	(135,652)	(16,379)

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

Cash paid:
Income taxes	$19,184	$18,474

See Accompanying Notes to Condensed Financial Statements.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Notes to Condensed Financial Statements

September 30, 2005

(unaudited)

The words “we” and “our” refer collectively to Alliance Capital Management Holding L.P. (“Alliance Holding”) and Alliance Capital Management L.P. and its subsidiaries (“Alliance Capital”), or to their officers and employees.  Similarly, the word “company” refers to both Alliance Holding and Alliance Capital.  Where the context requires distinguishing between Alliance Holding and Alliance Capital, we identify which is being discussed. Cross-references are in bold text.

1.   Organization and Business Description

Alliance Holding’s principal source of income and cash flow is attributable to its investment in Alliance Capital.

Alliance Capital provides diversified investment management and related services, globally to a broad range of clients, including:

•      institutional investors, including unaffiliated corporate and public employee pension funds, endowment funds, U.S. and non-U.S. institutions and governments, and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately managed accounts, institutional sub-advisory relationships, structured products, group trusts, mutual funds, and other investment vehicles (“Institutional Investment Management Services”);

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

As of September 30, 2005, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (formerly known as The Equitable Life Assurance Society of the United States and a wholly-owned subsidiary of AXA Financial, “AXA Equitable”) and certain subsidiaries of AXA Equitable, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.8% of the issued and outstanding Alliance Holding Units.

As of September 30, 2005, the ownership of Alliance Capital, as a percentage of limited partnership interests, was as follows:

AXA and its subsidiaries	60.0%
Alliance Holding	32.1
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	6.4
Other	1.5
100.0%

Alliance Capital Management Corporation (“ACMC”), an indirect wholly-owned subsidiary of AXA, is the general partner of both Alliance Holding and Alliance Capital. ACMC owns 100,000 general partnership units (economically equivalent to limited partnership units) in Alliance Holding and a 1% general partnership interest in Alliance Capital.  Including the general partnership interests in Alliance Capital and Alliance Holding, and their equity interest in Alliance Holding, as of September 30, 2005, AXA and its subsidiaries had an approximate 61.0% economic interest in Alliance Capital.

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

Cash Distributions

On October 26, 2005, ACMC declared a distribution of $60.5 million, or $0.74 per unit, representing the distribution of Alliance Holding’s Available Cash Flow for the three months ended September 30, 2005. The distribution is payable on November 17, 2005 to holders of record at the close of business on November 7, 2005. Cash distributions are recorded when declared.

Alliance Holding is required to distribute all of its Available Cash Flow, as defined in the Amended and Restated Agreement of Limited Partnership of Alliance Holding (“Alliance Holding Partnership Agreement”), to its unitholders and ACMC. Available Cash Flow is defined as the cash distributions Alliance Holding receives from Alliance Capital, minus such amounts as ACMC determines, in its sole discretion, should be retained by Alliance Holding for use in its business.

The definition of Alliance Capital’s “Available Cash Flow” may be found in the Amended and Restated Agreement of Limited Partnership of Alliance Capital (“Partnership Agreement”) and can be summarized as the cash flow received by Alliance Capital from operations minus such amounts as ACMC determines, in its sole discretion, should be retained by

Alliance Capital for use in its business.  Cash flow received from operations, or “operating cash flow”, is computed by ACMC by determining the sum of:

•      net cash provided by operating activities of Alliance Capital,

•      proceeds from borrowings and from sales or other dispositions of assets in the ordinary course of business, and

•      income from investments in marketable securities, liquid investments, and other financial instruments that are acquired for investment purposes and that have a value that may be readily established, and then subtracting from this amount the sum of:

•      payments in respect of the principal of borrowings, and

•      amounts expended for the purchase of assets in the ordinary course of business.

Compensatory Unit Award and Option Plans

Alliance Capital maintains certain option and incentive plans (specifically, the Unit Option Plan, the 1993 Unit Option Plan, and the 1997 Long-Term Incentive Plan) and uses the Black-Scholes option valuation model to determine the fair value of option awards. Under these plans, options on Alliance Holding Units may be granted to employees of Alliance Capital and independent directors of ACMC. Alliance Holding exchanges the proceeds from option exercises for Alliance Capital Units, thus increasing Alliance Holding’s investment in Alliance Capital.

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

	Three Months Ended		Nine Months Ended
	9/30/05	9/30/04	9/30/05	9/30/04
	(in thousands, except per unit amounts)

Net income – basic	$60,570	$41,758	$163,528	$130,498
Additional allocation of equity in earnings of Alliance Capital resulting from assumed dilutive effect of compensatory options	752	470	2,241	1,803
Net income – diluted	$61,322	$42,228	$165,769	$132,301

Weighted average units outstanding – basic	81,707	79,957	81,317	79,547
Dilutive effect of compensatory options	1,569	1,324	1,709	1,588
Weighted average units outstanding – diluted	83,276	81,281	83,026	81,135

Basic net income per unit	$0.74	$0.52	$2.01	$1.64
Diluted net income per unit	$0.74	$0.52	$2.00	$1.63

Excluded from the diluted net income per unit computation due to their anti-dilutive effect were out-of-the-money options to acquire 3,994,500 and 4,742,300 units for both the three and nine months ended September 30, 2005 and 2004, respectively.

4.   Investment in Alliance Capital

Changes in Alliance Holding’s investment in Alliance Capital for the nine-month period ended September 30, 2005 were as follows (in thousands):

Investment in Alliance Capital as of January 1, 2005	$1,302,809
Equity in earnings of Alliance Capital	182,911
Additional investment with proceeds from exercises of compensatory options	30,828
Other comprehensive income	9,091
Cash distributions received from Alliance Capital	(185,975)
Purchases of Alliance Holding Units by Alliance Capital to fund deferred compensation plans, net	(6,511)
Awards of Alliance Holding Units made by Alliance Capital under deferred compensation plans, net of forfeitures	35,332
Investment in Alliance Capital as of September 30, 2005	$1,368,485

5.   Income Taxes

Alliance Holding is a publicly traded partnership for federal tax purposes and, accordingly, is not subject to federal or state corporate income taxes. However, Alliance Holding is subject to a 4.0% New York City unincorporated business tax (“UBT”) and to a 3.5% federal tax on its pro rata share of Alliance Capital’s gross income from the active conduct of a trade or business.

6.   Commitments and Contingencies

Legal and regulatory matters described below pertain to Alliance Capital and are included here due to their potential significance to Alliance Holding’s investment in Alliance Capital.

Legal Proceedings

With respect to all significant litigation matters, we conduct a probability assessment of the likelihood of a negative outcome.  If the likelihood of a negative outcome is probable, and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation as required by Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies”, and Financial Accounting Standards Board (“FASB”) Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss –an interpretation of FASB Statement No. 5”.

If the likelihood of a negative outcome is reasonably possible and we are able to indicate an estimate of the possible loss or range of loss, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to significant uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, or when the litigation is highly complex or broad in scope.

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

We believe that plaintiffs’ allegations in the Enron Amended Consolidated Complaint as to us are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to predict the outcome or estimate a possible loss or range of loss in respect of this matter because of the inherent uncertainty regarding the outcome of complex litigation, the fact that plaintiffs did not specify an amount of damages sought in their complaint, and the fact that, to date, we have not engaged in settlement negotiations.

On September 12, 2002, a complaint entitled Lawrence E. Jaffe Pension Plan, Lawrence E. Jaffe Trustee U/A 1198 v. Alliance Capital Management L.P., Alfred Harrison and Alliance Premier Growth Fund, Inc. (“Jaffe Complaint”) was filed in the United States District Court for the Southern District of New York against Alliance Capital, Alfred Harrison (a former director) and the AllianceBernstein Premier Growth Fund (now known as the AllianceBernstein Large Cap Growth Fund, “Large Cap Growth Fund”) alleging violation of the Investment Company Act of 1940, as amended (“Investment Company Act”). Plaintiff seeks damages equal to Large Cap Growth Fund’s losses as a result of Large Cap Growth Fund’s investment in shares of Enron and a recovery of all fees paid by Large Cap Growth Fund to Alliance Capital beginning November 1, 2000. On March 24, 2003, the court granted Alliance Capital’s motion to transfer the Jaffe Complaint to the United States District Court for the District of New Jersey for coordination with the now dismissed Benak v. Alliance Capital Management L.P. and Alliance Premier Growth Fund action then pending. On December 5, 2003, plaintiff filed an amended complaint (“Amended Jaffe Complaint”) in the United States District Court for the District of New Jersey alleging violations of Section 36(a) of the Investment Company Act, common law negligence, and negligent misrepresentation. Specifically, the Amended Jaffe Complaint alleges that: (i) the defendants breached their fiduciary duties of loyalty, care and good faith to Large Cap Growth Fund by causing Large Cap Growth Fund to invest in securities of Enron, (ii) the defendants were negligent for investing in securities of Enron, and (iii) through prospectuses and other documents, defendants misrepresented material facts related to Large Cap Growth Fund’s investment objective and policies. On January 23, 2004, defendants moved to dismiss the Amended Jaffe Complaint. On May 23, 2005, the court granted defendants’ motion and dismissed the case on the ground that plaintiff failed to make a demand on the Large Cap Growth Fund’s Board of Directors (“LCG Board”) pursuant to Rule 23.1 of the Federal Rules of Civil Procedure.  Plaintiff’s time to file an appeal has expired.  On June 15, 2005, plaintiff made a demand on the LCG Board, requesting that the LCG Board take action against Alliance Capital for the reasons set forth in the Amended Jaffe Complaint.

Alliance Capital, Large Cap Growth Fund and Alfred Harrison believe that plaintiff’s allegations in the Amended Jaffe Complaint are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to predict the outcome or estimate a possible loss or range of loss in respect of this matter because of the inherent uncertainty regarding the outcome of complex litigation and the fact that, to date, we have not engaged in settlement negotiations.

On December 13, 2002, a putative class action complaint entitled Patrick J. Goggins, et al. v. Alliance Capital Management L.P., et al. (“Goggins Complaint”) was filed in the United States District Court for the Southern District of New York against Alliance Capital, Large Cap Growth Fund and individual directors and certain officers of Large Cap Growth Fund. On August 13, 2003, the court granted Alliance Capital’s motion to transfer the Goggins Complaint to the United States District Court for the District of New Jersey. On December 5, 2003, plaintiffs filed an amended complaint (“Amended Goggins Complaint”) in the United States District Court for the District of New Jersey, which alleges that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act because Large Cap Growth Fund’s registration statements and prospectuses contained untrue statements of material fact and omitted material facts. More specifically, the Amended Goggins Complaint alleges that Large Cap Growth Fund’s investment in Enron was inconsistent with Large Cap Growth Fund’s stated strategic objectives and investment strategies. Plaintiffs seek rescissionary relief or an unspecified amount of compensatory damages on behalf of a class of persons who purchased shares of Large Cap Growth Fund during the period October 31, 2000 through February 14, 2002. On January 23, 2004, Alliance Capital moved to dismiss the Amended Goggins Complaint. On December 10, 2004, the court granted Alliance Capital’s motion and dismissed the case. On January 5, 2005, plaintiffs appealed the court’s decision.

Alliance Capital, Large Cap Growth Fund and the other defendants believe that plaintiffs’ allegations in the Amended Goggins Complaint are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to predict the outcome or estimate a possible loss or range of loss in respect of this matter because of the inherent uncertainty regarding the outcome of complex litigation, the fact that plaintiffs did not specify an amount of damages sought in their complaint, and the fact that, to date, we have not engaged in settlement negotiations.

On October 1, 2003, a class action complaint entitled Erb, et al. v. Alliance Capital Management L.P. (“Erb Complaint”) was filed in the Circuit Court of St. Clair County, Illinois, against Alliance Capital. The plaintiff, purportedly a shareholder in Large Cap Growth Fund, alleges that Alliance Capital breached unidentified provisions of Large Cap

Growth Fund’s prospectus and subscription and confirmation agreements that allegedly required that every security bought for Large Cap Growth Fund’s portfolio must be a “1-rated” stock, the highest rating that Alliance Capital’s research analysts could assign. Plaintiff alleges that Alliance Capital impermissibly purchased shares of stocks that were not 1-rated. On June 24, 2004, plaintiff filed an amended complaint (“Amended Erb Complaint”) in the Circuit Court of St. Clair County, Illinois. The Amended Erb Complaint allegations are substantially similar to those contained in the previous complaint, however, the Amended Erb Complaint adds a new plaintiff and seeks to allege claims on behalf of a purported class of persons or entities holding an interest in any portfolio managed by Alliance Capital’s Large Cap Growth Team. The Amended Erb Complaint alleges that Alliance Capital breached its contracts with these persons or entities by impermissibly purchasing shares of stocks that were not 1-rated. Plaintiffs seek rescission of all purchases of any non-1-rated stocks Alliance Capital made for Large Cap Growth Fund and other Large Cap Growth Team clients’ portfolios over the past eight years, as well as an unspecified amount of damages. On July 13, 2004, Alliance Capital removed the Erb action to the United States District Court for the Southern District of Illinois on the basis that plaintiffs’ claims are preempted under the Securities Litigation Uniform Standards Act. On August 30, 2004, the District Court remanded the action to the Circuit Court. On September 15, 2004, Alliance Capital filed a notice of appeal with respect to the District Court’s order. On December 23, 2004, plaintiffs moved to dismiss Alliance Capital’s appeal. On September 2, 2005, Alliance Capital’s appeal was denied.

We believe that plaintiffs’ allegations in the Amended Erb Complaint are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to predict the outcome or estimate a possible loss or range of loss in respect of this matter because of the inherent uncertainty regarding the outcome of complex litigation, the fact that plaintiffs did not specify an amount of damages sought in their complaint, and the fact that, to date, we have not engaged in settlement negotiations.

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

On September 29, 2004, plaintiffs filed consolidated amended complaints with respect to four claim types: mutual fund shareholder claims; mutual fund derivative claims; derivative claims brought on behalf of Alliance Holding; and claims brought under ERISA by participants in the Profit Sharing Plan for Employees of Alliance Capital. All four complaints include substantially identical factual allegations, which appear to be based in large part on the SEC Order dated December 18, 2003, amended and restated January 15, 2004 (“SEC Order”), and on the Assurance of Discontinuance with the New York State Attorney General (“NYAG”) dated September 1, 2004 (“NYAG AoD”). The claims in the mutual fund derivative consolidated amended complaint are generally based on the theory that all fund advisory agreements, distribution agreements and 12b-1 plans between Alliance Capital and the AllianceBernstein Funds should be invalidated, regardless of whether market timing occurred in each individual fund, because each was approved by fund trustees on the basis of materially misleading information with respect to the level of market timing permitted in funds managed by Alliance Capital. The claims asserted in the other three consolidated amended complaints are similar to those that the respective plaintiffs asserted in their previous federal lawsuits. All of these lawsuits seek an unspecified amount of damages.

On February 10, 2004, we received (i) a subpoena duces tecum from the Office of the Attorney General of the State of West Virginia and (ii) a request for information from the Office of the State Auditor, Securities Commission, for the State of West Virginia (“WV Securities Commissioner”) (subpoena and request together, the “Information Requests”). Both Information Requests require us to produce documents concerning, among other things, any market timing or late trading in our sponsored mutual funds. We responded to the Information Requests and have been cooperating fully with the investigation. On April 11, 2005, a complaint entitled The Attorney General of the State of West Virginia v. AIM Advisors, Inc., et al. (“WVAG Complaint”) was filed against Alliance Capital, Alliance Holding, and various other defendants not affiliated with Alliance Capital. The WVAG Complaint was filed in the Circuit Court of Marshall County, West Virginia by the Attorney General of the State of West Virginia.  The WVAG Complaint makes factual allegations generally similar to those in the Hindo Complaint. On May 31, 2005, defendants removed the WVAG Complaint to the United States District Court for the Northern District of West Virginia. On July 12, 2005, plaintiff moved to remand. On August 30, 2005, the WV Securities Commissioner signed a “Summary Order to Cease and Desist, and Notice of Right to Hearing” addressed to Alliance Capital and Alliance Holding.  The Summary Order claims that Alliance Capital and Alliance Holding violated the West Virginia Uniform Securities Act and makes factual allegations generally similar to those in the SEC Order and NYAG AoD.  On October 19, 2005, the WVAG Complaint was transferred to the Mutual Fund MDL.

We intend to vigorously defend against the allegations in the WVAG Complaint. At the present time, we are unable to predict the outcome or estimate a possible loss or range of loss in respect of this matter because of the inherent uncertainty regarding the outcome of complex litigation, the fact that plaintiffs did not specify an amount of damages sought in their complaint, and the fact that, to date, we have not engaged in settlement negotiations.

We previously concluded that the likelihood of a negative outcome in the Market Timing-related Matters (excluding the WVAG Complaint) is probable. As previously disclosed,  Alliance Capital recorded charges totaling $330 million during the second half of 2003, of which (i) $250 million was paid to a restitution fund to compensate mutual fund shareholders for the adverse effects of market timing in certain of our sponsored mutual funds (in accordance with the SEC Order and the NYAG AoD), (ii) $30 million was used to settle a private civil mutual fund litigation unrelated to any regulatory agreements, and (iii) $50 million was reserved for estimated expenses related to our market-timing settlements with the SEC and the NYAG and our market timing-related liabilities (excluding the WVAG Complaint). Alliance Capital paid $2 million during the third quarter of 2005 related to market timing and has cumulatively paid $309 million related to the Market Timing-related Matters (excluding the WVAG Complaint). We funded the $250 million out of our operating cash flow and paid it to the SEC in January 2004.

We cannot determine at this time the eventual outcome, timing or impact of the Market Timing-related Matters. Accordingly, it is possible that additional charges in the future may be required, the amount, timing, and impact of which we are unable to estimate at this time.

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

On February 2, 2005, plaintiffs filed a consolidated amended class action complaint (“Aucoin Consolidated Amended Complaint”) that asserts claims substantially similar to the Aucoin Complaint and the nine additional lawsuits referenced above. On April 14, 2005, defendants moved to dismiss the Aucoin Consolidated Amended Complaint. On October 19, 2005, the District Court dismissed each of the claims set forth in the Aucoin Consolidated Amended Complaint, except for plaintiffs’ claim under Section 36(b) of the Investment Company Act.

We believe that plaintiffs’ allegations in the Aucoin Consolidated Amended Complaint are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to predict the outcome or estimate a possible loss or range of loss in respect of this matter because of the inherent uncertainty regarding the outcome of complex litigation, the fact that plaintiffs did not specify an amount of damages sought in their complaint, and the fact that, to date, we have not engaged in settlement negotiations.

Regulatory Matters

On July 26, 2005, the National Association of Securities Dealers, Inc. (“NASD”) notified Sanford C. Bernstein & Co., LLC (“SCB LLC”), a wholly-owned subsidiary of Alliance Capital, and an SCB LLC research analyst that the NASD enforcement staff was considering recommending that proceedings be commenced against SCB LLC and the analyst (this notification typically is called a “Wells Notice”). The analyst had written research reports that announced the suspension of SCB LLC’s and the analyst’s coverage of certain securities, and the analyst subsequently sold personal holdings in the same securities.  Prior to joining SCB LLC, the analyst received the securities as compensation while employed by the issuers of those securities.  The NASD claims that SCB LLC and the analyst violated NASD rules that restrict personal trading by research analysts. SCB LLC has reached an agreement in principle with the NASD to resolve any claims involving SCB LLC, and Alliance Capital has recorded a $350,000 charge against third quarter 2005 earnings in connection therewith.  Claims involving the analyst have not been resolved.

On July 26, 2005, the New York Stock Exchange, Inc. (“NYSE”) gave a Wells Notice to each of approximately 20 member firms, including SCB LLC, claiming that the firms violated NYSE rules by failing to properly identify certain short sale transactions as short sales in Electronic Blue Sheet submissions.  For SCB LLC, the Wells Notice relates to submissions in 2003 and prior periods affected by a coding problem in an electronic reporting system.  That problem was corrected in September 2003, shortly after it was identified.  Since that time, SCB LLC believes that it has been operating in compliance with NYSE regulations relating to Electronic Blue Sheet submissions.  On September 26, 2005, SCB LLC entered into a Stipulation of Facts and Consent to Penalty with the NYSE, which has been submitted to an NYSE hearing panel for approval. Alliance Capital has recorded a $150,000 charge against third quarter 2005 earnings in connection with this matter.

On September 16, 2005, the SEC gave a Wells Notice to Alliance Capital claiming that Alliance Capital aided and abetted violations of Section 19(a) of the Investment Company Act by the Alliance All-Market Advantage Fund and the Spain Fund. Section 19(a) requires disclosure of the character (e.g., return of capital) of dividend distributions by investment companies and the Wells Notice alleged that these funds did not provide the required disclosure.  The funds revised their dividend disclosures in 2004 in response to the SEC’s review of this matter and Alliance Capital believes the disclosures now fully comply with the requirements of Section 19(a).  Alliance Capital has reached an agreement in principle with the SEC to resolve this matter, and Alliance Capital has recorded a $450,000 charge against third quarter 2005 earnings in connection therewith.

The resolution of the regulatory matters described above were disclosed in a Current Report on Form 8-K we filed on October 14, 2005.

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

Results of Operations

	Three Months Ended				Nine Months Ended
	9/30/05	9/30/04	$Change	%Change	9/30/05	9/30/04	$Change	%Change
	(in millions, except per unit amounts)

Alliance Capital net income	$211.9	$152.7	$59.2	38.8%	$578.4	$476.9	$101.5	21.3%
Weighted average equity ownership interest	31.7%	31.2%			31.6%	31.1%
Equity in earnings of Alliance Capital	$67.2	$47.7	$19.5	40.9	$182.9	$148.5	$34.4	23.2
Net income of Alliance Holding	$60.6	$41.8	$18.8	45.0	$163.5	$130.5	$33.0	25.3
Diluted net income per unit	$0.74	$0.52	$0.22	42.3	$2.00	$1.63	$0.37	22.7
Distribution per unit	$0.74	$0.52	$0.22	42.3%	$1.98	$1.19	$0.79	66.4%

Net income for the three and nine months ended September 30, 2005 increased compared to corresponding prior year periods as a result of higher Alliance Capital net income.

Earnings Guidance

In our Form 10-Q for the quarter ended June 30, 2005 we provided earnings guidance of approximately $0.60-0.70 per unit for the third quarter of 2005 and $0.70-0.80 per unit for the fourth quarter of 2005, including about $0.10-0.15 per unit in performance-related fees expected to be earned by Alliance Capital primarily in the fourth quarter. Third quarter 2005 earnings of $0.74 per unit exceeded our previous earnings guidance of $0.60-$0.70, primarily as a result of significant market-driven gains on investments related to deferred compensation plan obligations. We currently estimate that earnings of Alliance Holding will be approximately $0.75-0.90 per unit in the fourth quarter of 2005, including about $0.10-0.20 per unit based on performance-related fees earned by Alliance Capital. The increase in our current fourth quarter 2005 estimate from the earnings guidance provided in our Form 10-Q for the quarter ended June 30, 2005 reflects market conditions through late October 2005 and the assumption that annualized capital market returns (in particular the impact on performance-related fees) for equity and fixed income assets of 8% and 5%, respectively, resume in the fourth quarter of 2005. This guidance is based on the Earnings Guidance in Alliance Capital’s Management’s Discussion and Analysis contained in Exhibit 13 and is subject to the assumptions and cautionary statements described and included therein.

See FORWARD-LOOKING STATEMENTS for a description of some factors that could cause Alliance Holding’s actual earnings to differ.

Capital Resources and Liquidity

	Nine Months Ended
	9/30/05	9/30/04	% Change
	(in millions, except per unit amounts)

Distributions received from Alliance Capital	$186.0	$72.6	n/m
Distributions paid to unitholders	(166.5)	(54.0)	n/m
Proceeds from exercise of options	30.8	37.6	(18.1)%
Investment in Alliance Capital	(30.8)	(37.6)	(18.1)

Purchases of units by Alliance Capital	(6.5)	(37.9)	(82.8)
Awards of units by Alliance Capital	35.3	38.5	(8.3)
Other comprehensive income	9.1	—	n/m

Alliance Holding’s partners’ capital was $1,361.5 million as of September 30, 2005, an increase of $10.0 million (or 0.7%)

from $1,351.5 million as of June 30, 2005, and an increase of $65.8 million (or 5.1%) from $1,295.7 million as of December 31, 2004. The increase for the nine months ended September 30, 2005 is primarily due to comprehensive income, net awards of Alliance Holding Units by Alliance Capital under deferred compensation plans, and proceeds from the exercise of options to acquire Alliance Holding Units, partly offset by cash distributions to its unitholders and to ACMC and net purchases of Alliance Holding Units by Alliance Capital to fund obligations under deferred compensation plans.

Alliance Holding is required to distribute all of its Available Cash Flow, as defined in the Alliance Holding Partnership Agreement, to its unitholders and to ACMC. See Note 2 of the Alliance Holding condensed financial statements contained in Item 1 of this Form 10-Q for a description of Available Cash Flow. No distribution was paid in the first quarter of 2004 due to the $330 million in charges recorded by Alliance Capital during the second half of 2003.  See Note 6 of the Alliance Holding condensed financial statements contained in Item 1 of this Form 10-Q for a discussion of these charges.  As a result of the charges, the fourth quarter 2003 distribution, payable in the first quarter of 2004, was suspended. Commencing in the second quarter of 2004, quarterly distributions returned to traditional levels relative to cash flow.

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

The forward-looking statements we make in this Form 10-Q include statements regarding the results of operations of Alliance Capital, including the expected persisting effect of factors which caused a substantial decline in transaction revenue, estimated earnings guidance for Alliance Capital (and corresponding earnings guidance for Alliance Holding) and related assumptions provided for the remainder of 2005, and an expectation that Alliance Capital’s margins will rise if client performance objectives are achieved. The persistence of factors affecting transaction revenues, including future increases in the use of electronic trading platforms and reductions in transaction pricing, will depend on competitive factors affecting the market for securities execution services. The earnings guidance is based on a number of assumptions, including the following: continued net inflows of institutional client assets under management due to the expected strong funding of institutional mandates, continued good growth in the private client channel, and annualized capital market returns (in particular the impact on performance-related fees) for equity and fixed income assets of 8% and 5%, respectively, in the fourth quarter of 2005. Before they are funded, institutional mandates do not represent legally binding commitments to fund and, accordingly, the possibility exists that not all mandates will be funded. Continued growth in the institutional and private client channels may be impaired by changes in competitive and securities market conditions and relative performance.  Capital market performance is inherently unpredictable and, given its volatility, and the difficulty of predicting client asset inflows and outflows, these earnings estimates should not be relied on as predictions of actual earnings, but should be viewed as estimates based on assumptions, which may or may not be correct.  There can be no assurance that we will be able to meet our targets for client returns or that, even if we do, it will result in increased profitability.

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

Additionally, we make forward-looking statements in this Form 10-Q regarding our intention to repay our Senior Notes in 2006 with cash flows from operations. If operations do not provide sufficient cash to make this repayment, we would be required to obtain alternative financing or utilize existing credit facilities.  There can be no assurance that such financing will be available or available on acceptable terms which could affect our business, financial condition or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Alliance Holding’s market risk for the quarterly period ended September 30, 2005.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We believe that ongoing testing and remediation have served generally to strengthen such internal control.

Part II

OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 6 of the condensed financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to any purchases of Alliance Holding Units by Alliance Capital made in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid Per Unit, net of Commissions	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
7/1/05-7/31/05	9,325	$47.22	—	—
8/1/05-8/31/05	—	—	—	—
9/1/05-9/30/05	—	—	—	—
Total	9,325	$47.22	—	—

All units were purchased from employees to fulfill statutory withholding tax requirements at the time of distribution of deferred compensation awards.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

13	Part I, Items 1 through 4, of the Alliance Capital Management L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

15	Report of KPMG LLP, our Independent Registered Public Accounting Firm.

31.1	Certification of Mr. Sanders furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Joseph furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. Sanders furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. Joseph furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE CAPITAL MANAGEMENT HOLDING L.P.

Dated: November 7, 2005	By:	Alliance Capital Management Corporation, General Partner

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer