Form 10-Q
period 2006-03-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2006-05-08
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

 (Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2006

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2006 was 84,129,777.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Part I

FINANCIAL INFORMATION

Item 1.   Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.

Condensed Statements of Financial Condition

(in thousands)

	3/31/06	12/31/05
	(unaudited)

ASSETS

Cash and cash equivalents	$—	$89
Investment in AllianceBernstein	1,463,660	1,376,503
Due from AllianceBernstein	16	—
Other assets	2,038	462
Total assets	$1,465,714	$1,377,054

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to AllianceBernstein	$—	$7,197
Other liabilities	8,628	1,011
Total liabilities	8,628	8,208

Commitments and contingencies (See Note 6)

Partners’ capital	1,457,086	1,368,846
Total liabilities and partners’ capital	$1,465,714	$1,377,054

See Accompanying Notes to Condensed Financial Statements.

ALLIANCEBERNSTEIN HOLDING L.P.

Condensed Statements of Income

(in thousands, except per unit amounts)

(unaudited)

	Three Months Ended
	3/31/06	3/31/05

Equity in earnings of AllianceBernstein	$73,164	$53,020

Income taxes	7,605	6,186

Net income	$65,559	$46,834

Net income per unit:
Basic	$0.79	$0.58
Diluted	$0.78	$0.58

See Accompanying Notes to Condensed Financial Statements.

ALLIANCEBERNSTEIN HOLDING L.P.

Condensed Statements of
Changes in Partners’ Capital
and Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended
	3/31/06	3/31/05

Partners’ capital - beginning of period	$1,368,846	$1,295,670
Comprehensive income:
Net income	65,559	46,834
Other comprehensive income:
Unrealized gain on investments, net	214	359
Foreign currency translation adjustment, net	(863)	12,690
Comprehensive income	64,910	59,883

Cash distributions to unitholders	(84,980)	(65,183)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	(16,115)	(6,388)
Issuance of Holding Units in exchange for cash awards made by AllianceBernstein under the Partners Compensation Plan	47,161	—
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	37,409	33,519
Proceeds from exercises of compensatory options for Holding Units	39,855	16,650
Partners’ capital - end of period	$1,457,086	$1,334,151

See Accompanying Notes to Condensed Financial Statements.

ALLIANCEBERNSTEIN HOLDING L.P.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	3/31/06	3/31/05

Cash flows from operating activities:
Net income	$65,559	$46,834
Adjustment to reconcile net income to net cash used in operating activities:
Equity in earnings of AllianceBernstein	(73,164)	(53,020)
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,576)	103
(Increase) in due from AllianceBernstein	(16)	—
(Decrease) in payable to AllianceBernstein	(7,197)	(7,560)
Increase in other liabilities	7,617	6,201
Net cash used in operating activities	(8,777)	(7,442)

Cash flows from investing activities:
Investment in AllianceBernstein with proceeds from exercise of compensatory options for Holding Units	(39,855)	(16,650)
Cash distributions received from AllianceBernstein	93,668	72,625
Net cash provided by investing activities	53,813	55,975

Cash flows from financing activities:
Cash distributions to unitholders	(84,980)	(65,183)
Proceeds from exercises of compensatory options for Holding Units	39,855	16,650
Net cash used in financing activities	(45,125)	(48,533)

Net (decrease) in cash and cash equivalents	(89)	—
Cash and cash equivalents as of beginning of period	89	—
Cash and cash equivalents as of end of period	$—	$—

Non-cash investing activities:
Other comprehensive income	$(649)	$13,049
Issuance of Holding Units in exchange for cash awards made by AllianceBernstein under the Partners Compensation Plan	$47,161	$—
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	$37,409	$33,519

Non—cash financing activities:
Purchases of Holding Units by AllianceBerstein to fund deferred compensation plans, net	$(16,115)	$(6,388)

See Accompanying Notes to Condensed Financial Statements.

ALLIANCEBERNSTEIN HOLDING L.P.

Notes to Condensed Financial Statements

March 31, 2006

(unaudited)

The words “we” and “our” refer collectively to AllianceBernstein Holding L.P. (“Holding”) and AllianceBernstein L.P.  and its subsidiaries (“AllianceBernstein”), or to their officers and employees. Similarly, the word “company” refers to both Holding and AllianceBernstein. Where the context requires distinguishing between Holding and AllianceBernstein, we identify which of them is being discussed. Cross-references are in bold text.

1.   Organization and Business Description

Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein. The condensed financial statements and notes of Holding should be read in conjunction with the condensed consolidated financial statements and notes of AllianceBernstein included as an exhibit to this quarterly report on Form 10-Q and with Holding’s and AllianceBernstein’s audited financial statements included in Holding’s Form 10-K for the year ended December 31, 2005.

AllianceBernstein provides diversified investment management and related services globally to a broad range of clients. Its principal services include:

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

•  Retail Services – servicing individual investors, primarily by means of retail mutual funds sponsored by AllianceBernstein, our subsidiaries or affiliated joint venture companies, sub-advisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs that are sponsored by registered broker-dealers, and other investment vehicles.

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

AllianceBernstein also provides distribution, shareholder servicing, and administrative services to its sponsored mutual funds.

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

As of March 31, 2006, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “AXA Equitable”) and certain subsidiaries of AXA Equitable, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.7% of the issued and outstanding Holding Units.

As of March 31, 2006, the ownership structure of AllianceBernstein, as a percentage of limited partnership interests, was as follows:

AXA and its subsidiaries	59.6%
Holding	32.7
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	6.3
Other	1.4
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units (which receive quarterly distributions equal to those received by limited partnership units) in Holding and a 1% general partnership interest in AllianceBernstein. Including the general partnership interests in AllianceBernstein and Holding, and their equity interest in Holding, as of March 31, 2006, AXA and its subsidiaries had an approximate 60.6% economic interest in AllianceBernstein.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed financial statements of Holding included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The December 31, 2005 condensed statement of financial condition was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

With respect to the unaudited condensed interim financial information of AllianceBernstein Holding L.P. for the three-month period ended March 31, 2006, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate reports dated May 8, 2006 appearing herein, state that they did not audit and they do not express an opinion on that unaudited condensed interim financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed interim financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

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

Cash Distributions

Holding is required to distribute all of its Available Cash Flow, as defined in the Amended and Restated Agreement of Limited Partnership of Holding (“Holding Partnership Agreement”), to its unitholders pro rata in accordance with their percentage interests in Holding. Available Cash Flow is defined as the cash distributions Holding receives from AllianceBernstein, minus such amounts as the General Partner determines, in its sole discretion, should be retained by Holding for use in its business.

On April 26, 2006, the General Partner declared a distribution of $65.6 million, or $0.78 per unit, representing Available Cash Flow for the three months ended March 31, 2006. The distribution is payable on May 18, 2006 to holders of record at the close of business on May 8, 2006. Cash distributions are recorded when declared.

Compensatory Unit Award and Option Plans

AllianceBernstein maintains certain plans under which options on Holding Units have been, or may be, granted to employees of AllianceBernstein and independent directors of the General Partner. AllianceBernstein uses the Black-Scholes option valuation model to determine the fair value of option awards. Upon exercise of options, Holding exchanges the proceeds for AllianceBernstein Units, thus increasing Holding’s investment in AllianceBernstein.

3.   Net Income Per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income – diluted”) and dividing Net income – diluted by the diluted weighted average number of units outstanding for each period.

	Three Months Ended
	3/31/06	3/31/05
	(in thousands, except per unit amounts)

Net income - basic	$65,559	$46,834
Additional allocation of equity in earnings of AllianceBernstein resulting from assumed dilutive effect of compensatory options	1,227	748
Net income - diluted	$66,786	$47,582

Weighted average units outstanding - basic	83,426	80,802
Dilutive effect of compensatory options	2,295	1,887
Weighted average units outstanding - diluted	85,721	82,689

Basic net income per unit	$0.79	$0.58
Diluted net income per unit	$0.78	$0.58

As of March 31, 2006, there were no out-of-the-money options.  As of March 31, 2005, out-of-the-money options to acquire 4,187,000 units were excluded from the diluted net income per unit computation due to their anti-dilutive effect.

4.   Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein for the three-month period ended March 31, 2006 were as follows (in thousands):

Investment in AllianceBernstein as of January 1, 2006	$1,376,503
Equity in earnings of AllianceBernstein	73,164
Additional investment with proceeds resulting from exercises of options to acquire Holding Units	39,855
Other comprehensive income	(649)
Cash distributions received from AllianceBernstein	(93,668)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	(16,115)
Issuance of Holding Units in exchange for cash awards made by AllianceBernstein under the Partners Compensation Plan	47,161
Awards of Holding Units made by AllianceBernstein under deferred compensations plans, net of forfeitures	37,409
Investment in AllianceBernstein as of March 31, 2006	$1,463,660

5.   Income Taxes

Holding is a publicly traded partnership for federal tax purposes and, accordingly, is not subject to federal or state corporate income taxes. However, Holding is subject to the 4.0% New York City unincorporated business tax (“UBT”) and to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business. Holding’s partnership gross income is derived from its interest in AllianceBernstein. There were no cash payments of income taxes during the first quarter of 2006 or 2005.

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

6.   Commitments and Contingencies

Legal and regulatory matters described below pertain to AllianceBernstein and are included here due to their potential significance to Holding’s investment in AllianceBernstein.

Legal Proceedings

With respect to all significant litigation matters, we conduct a probability assessment of the likelihood of a negative outcome.  If we determine the likelihood of a negative outcome is probable, and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation as required by Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies”, and Financial Accounting Standards Board (“FASB”) Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5”. If the likelihood of a negative outcome is reasonably possible and we are able to indicate an estimate of the possible loss or range of loss, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to significant uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, or when the litigation is highly complex or broad in scope.

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (“Enron Complaint”) was filed in the United States District Court for the Southern District of Texas, Houston Division, against numerous defendants, including AllianceBernstein. The principal allegations of the Enron Complaint, as they pertain to AllianceBernstein, are that AllianceBernstein violated Sections 11 and 15 of the Securities Act with respect to a registration statement filed by Enron Corp. (“Enron”) and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Zero Coupon Convertible Notes due 2021. Plaintiffs allege that the registration statement was materially misleading and that Frank Savage, a director of Enron, signed the registration statement at issue. Plaintiffs further allege that AllianceBernstein was a controlling person of Frank Savage, who was at that time an employee of AllianceBernstein and a director of the General Partner.  Plaintiffs therefore assert that AllianceBernstein is itself liable for the allegedly misleading registration statement. Plaintiffs seek rescission or a rescissionary measure of damages. On June 3, 2002, AllianceBernstein moved to dismiss the Enron Complaint as the allegations therein pertain to it. On March 12, 2003, that motion was denied. A First Amended Consolidated Complaint (“Enron Amended Consolidated Complaint”), with substantially similar allegations as to AllianceBernstein, was filed on May 14, 2003. AllianceBernstein filed its answer on June 13, 2003. On May 28, 2003, plaintiffs filed an Amended Motion for Class Certification. On October 23, 2003, following the completion of class discovery, AllianceBernstein filed its opposition to class certification. On April 12, 2006, AllianceBernstein moved for summary judgment dismissing the Enron Amended Consolidated Complaint as the allegations therein pertain to AllianceBernstein. Each of these motions is pending.

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

On October 1, 2003, a class action complaint entitled Erb, et al. v. Alliance Capital Management L.P. (“Erb Complaint”) was filed in the Circuit Court of St. Clair County, Illinois, against AllianceBernstein. The plaintiff, purportedly a shareholder in the AllianceBernstein Premier Growth Fund (now known as the AllianceBernstein Large Cap Growth Fund; “Large Cap Growth Fund”) alleged that AllianceBernstein breached unidentified provisions of Large Cap Growth Fund’s prospectus and subscription and confirmation agreements that allegedly required that every security bought for Large Cap Growth Fund’s portfolio must be a “1-rated” stock, the highest rating that AllianceBernstein’s research analysts could assign. On June 24, 2004, plaintiff filed an amended complaint (“Amended Erb Complaint”) in the Circuit Court of St. Clair County, Illinois. The Amended Erb Complaint allegations are substantially similar to those contained in the previous complaint, however, the Amended Erb Complaint adds a new plaintiff and seeks to allege claims on behalf of a purported class of persons or entities holding an interest in any portfolio managed by AllianceBernstein’s Large Cap Growth Team. The Amended Erb Complaint alleges that AllianceBernstein breached its contracts with these persons or entities by impermissibly purchasing shares of stocks that were not 1-rated. Plaintiffs seek rescission of all purchases of any non-1-rated stocks AllianceBernstein made for Large Cap Growth Fund and other Large Cap Growth Team clients’ portfolios over the past eight years, as well as an unspecified amount of damages. On September 2, 2005, AllianceBernstein’s appeal was denied. The case was voluntarily dismissed with prejudice on March 21, 2006 pursuant to a settlement agreement.

Market Timing-related Matters

On October 2, 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. (“Hindo Complaint”) was filed against AllianceBernstein, Holding, the General Partner, AXA Financial, the U.S. Funds, the registrants and issuers of those funds, certain officers of AllianceBernstein (“AllianceBernstein defendants”), and certain unaffiliated defendants, as well as unnamed Doe defendants. The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the U.S. Funds. The Hindo Complaint alleges that certain of the AllianceBernstein defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in “late trading” and “market timing” of U.S. Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Sections 206 and 215 of the Investment Advisers Act of 1940, as amended (“Advisers Act”). Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with AllianceBernstein, including recovery of all fees paid to AllianceBernstein pursuant to such contracts.

Since October 2, 2003, 43 additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed in various federal and state courts against AllianceBernstein and certain other defendants. The plaintiffs in such lawsuits have asserted a variety of theories for recovery including, but not limited to, violations of the Securities Act, the Exchange Act, the Advisers Act, the Investment Company Act, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), certain state securities laws, and common law. All state court actions against AllianceBernstein either were voluntarily dismissed or removed to federal court. On February 20, 2004, the Judicial Panel on Multidistrict Litigation transferred all actions to the United States District Court for the District of Maryland.

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

On April 21, 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims, and ERISA claims entered into a confidential memorandum of understanding (“MOU”) containing their agreement to settle these claims.  The agreement will be documented by a stipulation of settlement and will be submitted for court approval at a later date.

As previously disclosed, AllianceBernstein recorded charges of $330 million during the second half of 2003 to cover market timing-related liabilities (including a $250 million restitution fund paid in January 2004 to the SEC out of operating cash flow). We intend to use the market timing-related reserves ($30 million) remaining as of March 31, 2006 to settle these claims in accordance with the terms in the MOU. With this settlement, all of these reserves will have been used.

We intend to vigorously defend against the lawsuit involving derivative claims brought on behalf of Holding.  At the present time, we are unable to predict the outcome or estimate a possible loss or range of loss in respect of this matter because of the inherent uncertainty regarding the outcome of complex litigation, and the fact that the plaintiffs did not specify an amount of damages sought in their complaint.

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

On August 30, 2005, the WV Securities Commissioner signed a  Summary Order to Cease and Desist, and Notice of Right to Hearing (“Summary Order”)  addressed to AllianceBernstein and Holding.  The Summary Order claims that AllianceBernstein and Holding violated the West Virginia Uniform Securities Act and makes factual allegations generally similar to those in the SEC Order and NYAG AoD.  On January 26, 2006, AllianceBernstein, Holding, and various unaffiliated respondents filed a Petition for Writ of Prohibition and Order Suspending Proceedings in West Virginia state court seeking to vacate the Summary Order and for other relief. On April 12, 2006, respondents’ petition was denied. On May 4, 2006, respondents appealed the court’s determination.

We intend to vigorously defend against the allegations in the WVAG Complaint and the Summary Order. At the present time, we are unable to predict the outcome or estimate a possible loss or range of loss in respect of these matters because of the inherent uncertainty regarding the outcome of complex litigation, the fact that plaintiffs did not specify an amount of damages sought in their complaint, and the fact that, to date, we have not engaged in settlement negotiations.

Revenue Sharing-related Matters

On June 22, 2004, a purported class action complaint entitled Aucoin, et al. v. Alliance Capital Management L.P., et al. (“Aucoin Complaint”) was filed against AllianceBernstein, Holding, the General Partner, AXA Financial, AllianceBernstein Investments, Inc., certain current and former directors of the U.S. Funds, and unnamed Doe defendants. The Aucoin Complaint names the U.S. Funds as nominal defendants. The Aucoin Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of the AllianceBernstein Growth & Income Fund. The Aucoin Complaint alleges, among other things, (i) that certain of the defendants improperly authorized the payment of excessive commissions and other fees from U.S. Fund assets to broker-dealers in exchange for preferential marketing services, (ii) that certain of the defendants misrepresented and omitted from registration statements and other reports material facts concerning such payments, and (iii) that certain defendants caused such conduct as control persons of other defendants. The Aucoin Complaint asserts claims for violation of Sections 34(b), 36(b) and 48(a) of the Investment Company Act, Sections 206 and 215 of the Advisers Act, breach of common law fiduciary duties, and aiding and abetting breaches of common law fiduciary duties. Plaintiffs seek an unspecified amount of compensatory damages and punitive damages, rescission of their contracts with AllianceBernstein, including recovery of all fees paid to AllianceBernstein pursuant to such contracts, an accounting of all U.S. Fund-related fees, commissions and soft dollar payments, and restitution of all unlawfully or discriminatorily obtained fees and expenses.

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

On February 2, 2005, plaintiffs filed a consolidated amended class action complaint (“Aucoin Consolidated Amended Complaint”), which asserts claims substantially similar to the Aucoin Complaint and the nine additional lawsuits referenced above. On October 19, 2005, the District Court dismissed each of the claims set forth in the Aucoin Consolidated Amended Complaint, except for plaintiffs’ claim under Section 36(b) of the Investment Company Act.  On January 11, 2006, the District Court granted defendants’ motion for reconsideration and dismissed the remaining Section 36(b) claim.  Plaintiffs have moved for leave to amend their consolidated complaint.

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

Report of Independent Registered Public Accounting Firm

The General Partner and Unitholders
AllianceBernstein Holding L.P.

We have reviewed the accompanying condensed statement of financial condition of AllianceBernstein Holding L.P. as of March 31, 2006, and the related condensed statements of income, changes in partners’ capital and comprehensive income and cash flows for the three-month period ended March 31, 2006.  These condensed interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 8, 2006

Report of Independent Registered Public Accounting Firm

The General Partner and Unitholders

AllianceBernstein Holding L.P.

We have reviewed the condensed statement of financial condition of AllianceBernstein Holding L.P., formerly known as Alliance Capital Management Holding L.P., (“AllianceBernstein”) as of March 31, 2005, and the related condensed statements of income, changes in partners’ capital and comprehensive income and cash flows for the three-month period ended March 31, 2005. These condensed financial statements are the responsibility of the management of AllianceBernstein Corporation, formerly known as Alliance Capital Management Corporation, the General Partner.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
May 5, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein. The Holding interim condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AllianceBernstein included as an exhibit to this Form 10-Q. These should also be read in conjunction with AllianceBernstein’s audited financial statements and notes and MD&A included in Holding’s Form 10-K for the year ended December 31, 2005.

Results of Operations

	Three Months Ended March 31,
	2006	2005	% Change
	(in millions, except per unit amounts)

AllianceBernstein net income	$227.6	$168.5	35.1%
Weighted average equity ownership interest	32.1%	31.5%
Equity in earnings of AllianceBernstein	$73.2	$53.0	38.0%
Net income of Holding	$65.6	$46.8	40.0%
Diluted net income per Holding Unit	$0.78	$0.58	34.5%
Distribution per Holding Unit	$0.78	$0.56	39.3%

Net income for the three months ended March 31, 2006 increased $18.8 million to $65.6 million from net income of $46.8 million for the three months ended March 31, 2005. The increase reflects increased equity in earnings of AllianceBernstein. See AllianceBernstein’s MD&A contained in Exhibit 13 of this Form 10-Q. Diluted net income per Holding Unit increased $0.20 to $0.78.

Capital Resources and Liquidity

The following table identifies selected items relating to capital resources and liquidity:

	Three Months Ended March 31,
	2006	2005	% Change
	(in millions)

Partners’ capital, as of March 31	$1,457.1	$1,334.2	9.2%
Distributions received from AllianceBernstein	93.7	72.6	29.0
Distributions paid to unitholders	(85.0)	(65.2)	30.4
Proceeds from exercise of compensatory options	39.9	16.7	139.4
Investment in AllianceBernstein	(39.9)	(16.7)	139.4
Purchase of units by AllianceBernstein	(16.1)	(6.4)	152.3
Issuance of units	47.2	—	n/m
Awards of units by AllianceBernstein	37.4	33.5	11.6

Partners’ capital increased as a result of net income, the issuance of Holding Units in exchange for cash awards made by AllianceBernstein under the Partners Compensation Plan, proceeds from the exercise of compensatory options for Holding Units, and the net awards of Holding Units by AllianceBernstein under deferred compensation plans. Partners’ capital decreased as a result of net purchases of Holding Units by AllianceBernstein to fund deferred compensation plans and cash distributions paid to unitholders.

Holding is required to distribute all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders (including the General Partner). See Note 2 of the Holding condensed financial statements contained in Item 1 of this Form 10-Q for a description of Available Cash Flow.

Commitments and Contingencies

See Note 6 of the Holding condensed financial statements contained in Item 1 of this Form 10-Q.

FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions and government regulations, including changes in tax regulations and rates. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2005 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in this Form 10-Q or any other public statements we issue may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” could also adversely affect our revenues, financial condition, results of operations, and business prospects.

The forward-looking statements referred to in the preceding paragraph include statements regarding the outcome of litigation and the effect on future earnings of the sale of our cash management services to Federated Investors, Inc. (“Sale”). Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain legal proceedings to have a material adverse effect on results of operations or financial condition, any settlement or judgment on the merits of a legal proceeding could be significant, and could have a material adverse effect on our results of operations or financial condition. The effect of the Sale on future earnings, resulting from contingent payments to be received in future periods, will depend on the amount of net revenue earned by Federated Investors, Inc. (“Federated”) during these periods on assets under management maintained in Federated’s funds by our former cash management clients. The amount of gain ultimately realized from the Sale depends on whether and to what extent we are required under the transaction clawback arrangement to return all or a portion of the initial payment received.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Holding’s market risk for the quarterly period ended March 31, 2006.

Item 4.   Controls and Procedures

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1.        Legal Proceedings

See Note 6 of the condensed financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 1A.     Risk Factors

In addition to the information set forth in this report, please consider carefully “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2005.  Such factors could materially affect our revenues, financial condition, results of operations, and business prospects.  See also our discussion of risks associated with forward-looking statements in Part I, Item 2 of this Form 10-Q.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

There were no Holding Units sold by Holding in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any purchases of Holding Units by AllianceBernstein made in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid Per Unit, net of Commissions	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
1/1/06-1/31/06	275,653	$60.44	—	—
2/1/06-2/28/06	—	—	—	—
3/1/06-3/31/06	—	—	—	—
Total	275,653	$60.44	—	—

All Holding Units were purchased from employees to fulfill statutory withholding tax requirements with respect to vesting of deferred compensation awards.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

None.

Item 6.        Exhibits

10.1         Amended and Restated Commercial Paper Dealer Agreement dated as of May 3, 2006 among Banc of America Securities LLC, Merrill Lynch Money Markets Inc., and AllianceBernstein L.P.

10.2         Amended and Restated Issuing and Paying Agency Agreement dated as of May 3, 2006 between Deutsche Bank National Trust Company and AllianceBernstein L.P.

13            Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.

15.1         Letter from PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm, re: unaudited interim financial information.

15.2         Letter from  KPMG LLP re: unaudited interim financial information.

31.1         Certification of Mr. Sanders furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Mr. Joseph furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Mr. Sanders furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Mr. Joseph furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2006	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer