Form 10-Q
period 2006-06-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2006-08-07
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of June 30, 2006 was 84,273,741.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands)

	June 30, 2006	December 31, 2005
	(unaudited)

ASSETS

Cash and cash equivalents	$—	$89
Investment in AllianceBernstein	1,479,300	1,376,503
Other assets	416	462
Total assets	$1,479,716	$1,377,054

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to AllianceBernstein	$7,120	$7,197
Other liabilities	430	1,011
Total liabilities	7,550	8,208

Commitments and contingencies (See Note 6)

Partners’ capital	1,472,166	1,368,846
Total liabilities and partners’ capital	$1,479,716	$1,377,054

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Equity in earnings of AllianceBernstein	$84,514	$62,654	$157,678	$115,674

Income taxes	8,509	6,530	16,114	12,716

Net income	$76,005	$56,124	$141,564	$102,958

Net income per unit:
Basic	$0.90	$0.69	$1.69	$1.27
Diluted	$0.89	$0.68	$1.67	$1.26

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of
Changes in Partners’ Capital
and Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Partners’ capital - beginning of period	$1,457,086	$1,334,151	$1,368,846	$1,295,670
Comprehensive income:
Net income	76,005	56,124	141,564	102,958
Other comprehensive income:
Unrealized gain on investments, net	(333)	196	(119)	555
Foreign currency translation adjustment, net	1,741	(2,628)	878	10,062
Comprehensive income	77,413	53,692	142,323	113,575

Cash distributions to unitholders	(65,325)	(45,941)	(150,305)	(111,124)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	(2,254)	(532)	(18,369)	(6,920)
Issuance of Holding Units in exchange for cash awards made by AllianceBernstein under the Partners Compensation Plan	—	—	47,161	—
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	(530)	(691)	36,879	32,828
Proceeds from exercise of compensatory options to buy Holding Units	5,776	10,834	45,631	27,484
Partners’ capital - end of period	$1,472,166	$1,351,513	$1,472,166	$1,351,513

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income	$141,564	$102,958
Adjustment to reconcile net income to net cash used in operating activities:
Equity in earnings of AllianceBernstein	(157,678)	(115,674)
Changes in assets and liabilities:
Decrease in other assets	46	135
(Decrease) in payable to AllianceBernstein	(77)	(264)
(Decrease) increase in other liabilities	(581)	203
Net cash used in operating activities	(16,726)	(12,642)

Cash flows from investing activities:
Investment in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(45,631)	(27,484)
Cash distributions received from AllianceBernstein	166,942	123,870
Net cash provided by investing activities	121,311	96,386

Cash flows from financing activities:
Cash distributions to unitholders	(150,305)	(111,124)
Proceeds from exercise of compensatory options to buy Holding Units	45,631	27,484
Net cash used in financing activities	(104,674)	(83,640)

Net (decrease) increase in cash and cash equivalents	(89)	104
Cash and cash equivalents as of beginning of period	89	—
Cash and cash equivalents as of end of period	$—	$104

Non-cash investing activities:
Other comprehensive income	$759	$10,617
Issuance of Holding Units in exchange for cash awards made by AllianceBernstein under the Partners Compensation Plan	$47,161	$—
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	$36,879	$32,828

Non-cash financing activities:
Purchases of Holding Units by AllianceBerstein to fund deferred compensation plans, net	$(18,369)	$(6,920)

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
June 30, 2006
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

AllianceBernstein provides diversified investment management and related services globally to a broad range of clients. Its principal services include:

•
Institutional Investments Services - servicing institutional investors, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately managed accounts, sub-advisory relationships, structured products, group trusts, mutual funds (sponsored by AllianceBernstein or our affiliated joint venture companies), and other investment vehicles.

•
Retail Services - servicing individual investors, primarily by means of retail mutual funds sponsored by AllianceBernstein or our affiliated joint venture companies, sub-advisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs that are sponsored by registered broker-dealers, and other investment vehicles.

•
Private Client Services - servicing high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately managed accounts, hedge funds, mutual funds, and other investment vehicles.

•	Institutional Research Services - servicing institutional investors desiring institutional research services including in-depth research, portfolio strategy, trading, and brokerage-related services.

AllianceBernstein also provides distribution, shareholder servicing, and administrative services to its sponsored mutual funds.

AllianceBernstein provides a broad range of investment services with expertise in:

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Value equities, generally targeting stocks at bargain prices that are out of favor;

•	Fixed income, including both taxable and tax-exempt securities;

•	Passive, including both index and enhanced index strategies; and

•	Blend strategies, combining style pure components with systematic rebalancing.

AllianceBernstein manages these strategies using various investment disciplines, including market capitalization (e.g., large-, mid-, and small-cap equities), term (e.g., long-, intermediate-, and short-duration debt securities), and geographic location (e.g., U.S., international, global, and emerging markets), as well as local and regional disciplines in major markets around the world.

Index

AllianceBernstein has a broad foundation in fundamental research, including comprehensive industry and company coverage from the differing perspectives of growth, value, and fixed income, as well as global economic and currency forecasting capabilities and quantitative research.

As of June 30, 2006, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “AXA Equitable”) and certain subsidiaries of AXA Financial, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.7% of the issued and outstanding Holding Units.

As of June 30, 2006, the ownership structure of AllianceBernstein, as a percentage of limited partnership interests, was as follows:

AXA and its subsidiaries	59.6%
Holding	32.7
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc., formerly known as Sanford C. Bernstein Inc.)	6.3
Other	1.4
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Each general partnership unit in Holding is entitled to receive quarterly distributions equal to those received by each limited partnership unit. Including the general partnership interests in AllianceBernstein and Holding, and their equity interest in Holding, as of June 30, 2006, AXA and its subsidiaries had an approximate 60.6% economic interest in AllianceBernstein.

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

Index

On July 26, 2006, the General Partner declared a distribution of $75.0 million, or $0.89 per unit, representing Available Cash Flow for the three months ended June 30, 2006. The distribution is payable on August 17, 2006 to holders of record at the close of business on August 7, 2006. Cash distributions are recorded when declared.

Compensatory Unit Award and Option Plans

AllianceBernstein maintains certain compensation plans under which options on Holding Units have been, or may be, granted to employees of AllianceBernstein and independent directors of the General Partner. AllianceBernstein uses the Black-Scholes option valuation model to determine the fair value of Holding Unit option awards. Upon exercise of Holding Unit options, Holding exchanges the proceeds for AllianceBernstein Units, thus increasing Holding’s investment in AllianceBernstein.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per unit amounts)

Net income - basic	$76,005	$56,124	$141,564	$102,958
Additional allocation of equity in earnings of AllianceBernstein resulting from assumed dilutive effect of compensatory options	1,350	767	2,498	1,503
Net income - diluted	$77,355	$56,891	$144,062	$104,461

Weighted average units outstanding - basic	84,230	81,434	83,830	81,120
Dilutive effect of compensatory options	2,242	1,673	2,222	1,780
Weighted average units outstanding - diluted	86,472	83,107	86,052	82,900

Basic net income per unit	$0.90	$0.69	$1.69	$1.27
Diluted net income per unit	$0.89	$0.68	$1.67	$1.26

For the three months ended June 30, 2006 there were no out-of-the-money options (any options with an exercise price greater than the weighted average closing price of a unit for the relevant period are considered out-of-the-money options). For the three months ended June 30, 2005 there were 4,045,300 out-of-the-money options excluded from the diluted net income per unit computation due to their anti-dilutive effect. Out-of-the-money options to buy 9,712 and 4,062,904 units for the six months ended June 30, 2006 and 2005, respectively, have been excluded from the diluted net income per unit computation.

Index

4.	Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein for the six-month period ended June 30, 2006 were as follows (in thousands):

Investment in AllianceBernstein as of January 1, 2006	$1,376,503
Equity in earnings of AllianceBernstein	157,678
Additional investment with proceeds from exercises of compensatory options to buy Holding Units	45,631
Other comprehensive income	759
Cash distributions received from AllianceBernstein	(166,942)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	(18,369)
Issuance of Holding Units in exchange for cash awards made by AllianceBernstein under the Partners Compensation Plan	47,161
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	36,879
Investment in AllianceBernstein as of June 30, 2006	$1,479,300

5.	Income Taxes

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

Legal Proceedings

With respect to all significant litigation matters, we conduct a probability assessment of the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable, and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation as required by Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies”, and Financial Accounting Standards Board (“FASB”) Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5”. If the likelihood of a negative outcome is reasonably possible and we are able to indicate an estimate of the possible loss or range of loss, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to significant uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, or when the litigation is highly complex or broad in scope.

On April 8, 2002, in In re Enron Corporation Securities Litigation, a consolidated complaint (as subsequently amended, the “Enron Complaint”) was filed in the United States District Court for the Southern District of Texas, Houston Division, against numerous defendants, including AllianceBernstein. The principal allegations of the Enron Complaint, as they pertain to AllianceBernstein, are that AllianceBernstein violated Sections 11 and 15 of the Securities Act of 1933, as amended ("Securities Act") with respect to a registration statement filed by Enron Corp. (“Enron”) and effective with the SEC on July 18, 2001, which was used to sell $1.9 billion Enron Zero Coupon Convertible Notes due 2021. Plaintiffs allege that the registration statement was materially misleading and that Frank Savage, a director of Enron, signed the registration statement at issue. Plaintiffs further allege that AllianceBernstein was a controlling person of Frank Savage, who was at that time an employee of AllianceBernstein and a director of the General Partner. Plaintiffs therefore assert that AllianceBernstein is itself liable for the allegedly misleading registration statement. Plaintiffs seek rescission or a rescissionary measure of damages. On April 12, 2006, AllianceBernstein moved for summary judgment dismissing the Enron Complaint as the allegations therein pertain to AllianceBernstein. This motion is pending. On July 5, 2006, the court granted plaintiffs’ amended motion for class certification.

Index

We believe that plaintiffs’ allegations in the Enron Complaint as to us are without merit and intend to vigorously defend against these allegations. At the present time, we are unable to predict the outcome or estimate a possible loss or range of loss in respect of this matter because of the inherent uncertainty regarding the outcome of complex litigation, the fact that plaintiffs did not specify an amount of damages sought in their complaint, and the fact that, to date, we have not engaged in settlement negotiations.

Market Timing-related Matters

On October 2, 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. (“Hindo Complaint”) was filed against AllianceBernstein, Holding, the General Partner, AXA Financial, most of our open-end and closed-end funds that are registered as investment companies under the Investment Company Act of 1940, as amended (“U.S. Funds”), the registrants and issuers of those funds, certain officers of AllianceBernstein (“AllianceBernstein defendants”), and certain unaffiliated defendants, as well as unnamed Doe defendants. The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the U.S. Funds. The Hindo Complaint alleges that certain of the AllianceBernstein defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in “late trading” and “market timing” of U.S. Fund securities, violating Sections 11 and 15 of the Securities Act, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Sections 206 and 215 of the Investment Advisers Act of 1940, as amended (“Advisers Act”). Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with AllianceBernstein, including recovery of all fees paid to AllianceBernstein pursuant to such contracts.

Since October 2, 2003, 43 additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed in various federal and state courts against AllianceBernstein and certain other defendants. The plaintiffs in such lawsuits have asserted a variety of theories for recovery including, but not limited to, violations of the Securities Act, the Exchange Act, the Advisers Act, the Investment Company Act, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), certain state securities laws, and common law. All state court actions against AllianceBernstein either were voluntarily dismissed or removed to federal court. On February 20, 2004, the Judicial Panel on Multidistrict Litigation transferred all actions to the United States District Court for the District of Maryland (“Mutual Fund MDL”).

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

On April 21, 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims, and ERISA claims entered into a confidential memorandum of understanding (“MOU”) containing their agreement to settle these claims. The agreement will be documented by a stipulation of settlement and will be submitted for court approval at a later date. The settlement amount, which we previously accrued and disclosed, has been disbursed. The derivative claims brought on behalf of Holding remain pending. Plaintiff seeks an unspecified amount of damages.

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

Index

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

Revenue Sharing-related Matters

On June 22, 2004, a purported class action complaint entitled Aucoin, et al. v. Alliance Capital Management L.P., et al. (“Aucoin Complaint”) was filed against AllianceBernstein, Holding, the General Partner, AXA Financial, AllianceBernstein Investments, Inc. (a wholly-owned subsidiary of AllianceBernstein, “AllianceBernstein Investments”), certain current and former directors of U.S. Funds, and unnamed Doe defendants. The Aucoin Complaint names the U.S. Funds as nominal defendants. The Aucoin Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of the AllianceBernstein Growth & Income Fund. The Aucoin Complaint alleges, among other things, (i) that certain of the defendants improperly authorized the payment of excessive commissions and other fees from U.S. Fund assets to broker-dealers in exchange for preferential marketing services, (ii) that certain of the defendants misrepresented and omitted from registration statements and other reports material facts concerning such payments, and (iii) that certain defendants caused such conduct as control persons of other defendants. The Aucoin Complaint asserts claims for violation of Sections 34(b), 36(b) and 48(a) of the Investment Company Act, Sections 206 and 215 of the Advisers Act, breach of common law fiduciary duties, and aiding and abetting breaches of common law fiduciary duties. Plaintiffs seek an unspecified amount of compensatory damages and punitive damages, rescission of their contracts with AllianceBernstein, including recovery of all fees paid to AllianceBernstein pursuant to such contracts, an accounting of all U.S. Fund-related fees, commissions and soft dollar payments, and restitution of all unlawfully or discriminatorily obtained fees and expenses.

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

On February 2, 2005, plaintiffs filed a consolidated amended class action complaint (“Aucoin Consolidated Amended Complaint”), which asserts claims substantially similar to the Aucoin Complaint and the nine additional lawsuits referenced above. On October 19, 2005, the District Court dismissed each of the claims set forth in the Aucoin Consolidated Amended Complaint, except for plaintiffs’ claim under Section 36(b) of the Investment Company Act. On January 11, 2006, the District Court granted defendants’ motion for reconsideration and dismissed the remaining Section 36(b) claim. On May 31, 2006, the District Court denied plaintiffs’ motion for leave to file their amended complaint. On July 5, 2006, plaintiffs filed a notice of appeal.

Index

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

We are involved in various other matters, including regulatory inquiries, administrative proceedings, and litigation, some of which allege substantial damages. While any proceeding or litigation has the element of uncertainty, we believe that the outcome of any one of the other lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations or financial condition.

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein Holding L.P.

We have reviewed the accompanying condensed statement of financial condition of AllianceBernstein Holding L.P. as of June 30, 2006, and the related condensed statements of income and changes in partners’ capital and comprehensive income for each of the three-month and six-month periods ended June 30, 2006 and the condensed statement of cash flows for the six-month period ended June 30, 2006. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
New York, New York
August 4, 2006

Index

Report of Independent Registered Public Accounting Firm

The General Partner and Unitholders
AllianceBernstein Holding L.P.

We have reviewed the condensed statement of financial condition of AllianceBernstein Holding L.P., formerly known as Alliance Capital Management Holding L.P., as of June 30, 2005, and the related condensed statements of income, changes in partners’ capital and comprehensive income for the three-month and six-month periods ended June 30, 2005, and the related condensed statement of cash flows for the six-month period ended June 30, 2005. These condensed financial statements are the responsibility of the management of AllianceBernstein Corporation, formerly known as Alliance Capital Management Corporation, the General Partner.

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
August 4, 2005

Index

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(in millions, except per unit amounts)

AllianceBernstein net income	$261.1	$198.0	31.9%	$488.7	$366.5	33.3%
Weighted average equity ownership interest	32.4%	31.6%		32.3%	31.6%
Equity in earnings of AllianceBernstein	$84.5	$62.7	34.9	$157.7	$115.7	36.3
Net income of Holding	$76.0	$56.1	35.4	$141.6	$103.0	37.5
Diluted net income per Holding Unit	$0.89	$0.68	30.9	$1.67	$1.26	32.5
Distribution per Holding Unit	$0.89	$0.68	30.9	$1.67	$1.24	34.7

Net income for the three-month and six-month periods ended June 30, 2006 increased $19.9 million and $38.6 million, respectively, from net income of $56.1 million and $103.0 million for the corresponding prior year periods. The increases reflect higher equity in earnings of AllianceBernstein. See AllianceBernstein’s MD&A contained in Exhibit 99.1 of this Form 10-Q.

Capital Resources and Liquidity

The following table identifies selected items relating to capital resources and liquidity:

	Six Months Ended June 30,
	2006	2005	% Change
	(in millions)

Partners’ capital, as of June 30	$1,472.2	$1,351.5	8.9%
Distributions received from AllianceBernstein	166.9	123.9	34.8
Distributions paid to unitholders	(150.3)	(111.1)	35.3
Proceeds from exercise of compensatory options	45.6	27.5	66.0
Investment in AllianceBernstein	(45.6)	(27.5)	66.0
Purchase of units by AllianceBernstein	(18.4)	(6.9)	165.4
Issuance of units	47.2	—	n/m
Awards of units by AllianceBernstein	36.9	32.8	12.3

Partners’ capital increased $15.1 million (or 1.0%) and $103.3 million (or 7.5%) for the three-month and six-month periods ended June 30, 2006, respectively. The increase for the three-month period was primarily a result of net income, and proceeds from the exercise of compensatory options to buy Holding Units, partly offset by cash distributions paid to unitholders, and net purchases of Holding Units by AllianceBernstein to fund deferred compensation plans. The increase for the six-month period was primarily the result of net income, the issuance of Holding Units in exchange for cash awards made by AllianceBernstein under the Partners Compensation Plan, the proceeds from the exercise of compensatory options to buy Holding Units, and the net awards of Holding Units by AllianceBernstein under deferred compensation plans, partly offset by cash distributions to unitholders, and net purchases of Holding Units by AllianceBernstein to fund deferred compensation plans.

Index

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

FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AllianceBernstein’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions and government regulations, including changes in tax regulations and rates. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2005 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in this Form 10-Q or any other public statements we issue may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” could also adversely affect our revenues, financial condition, results of operations, and business prospects.

The forward-looking statements referred to in the preceding paragraph include statements regarding the outcome of litigation and the effect on future earnings of the disposition of our cash management services to Federated Investors, Inc. (“Disposition”). Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain legal proceedings to have a material adverse effect on results of operations or financial condition, any settlement or judgment on the merits of a legal proceeding could be significant, and could have a material adverse effect on our results of operations or financial condition. The effect of the Disposition on future earnings, resulting from contingent payments to be received in future periods, will depend on the amount of net revenue earned by Federated Investors, Inc. during these periods on assets under management maintained in Federated’s funds by our former cash management clients. The amount of gain ultimately realized from the Disposition depends on whether we receive a final contingent payment payable on the fifth anniversary of the closing of the transaction (see Note 9 in AllianceBernstein's Form 10-Q, which is attached hereto as Exhibit 99.1).

The forward-looking statements referred to above also include statements regarding noteworthy investment opportunity, especially in growth stocks, resulting from second quarter market turbulence, and slower growth in asset inflows in our institutional and retail distribution channels resulting from a decline from the record high levels reached earlier this year in unfunded institutional mandates and difficult capital market conditions, respectively. The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset inflows.

OTHER INFORMATION

With respect to the unaudited condensed interim financial information of Holding for the three-month and six-month periods ended June 30, 2006, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated August 4, 2006 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act for their report on the unaudited condensed interim financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Holding’s market risk for the quarter ended June 30, 2006.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no Holding Units sold by Holding in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any purchases of Holding Units by AllianceBernstein made in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid Per Unit, net of Commissions	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
4/1/06-4/30/06	54,318	$69.92	—	—
5/1/06-5/31/06	—	—	—	—
6/1/06-6/30/06	—	—	—	—
Total	54,318	$69.92	—	—

All Holding Units were obtained from employees to satisfy statutory withholding tax requirements with respect to vesting of deferred compensation awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

15.1	Letter from PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm, re: unaudited interim financial information.

15.2	Letter from KPMG LLP re: unaudited interim financial information.

31.1	Certification of Mr. Sanders furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Joseph furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2006	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer