Form 10-Q
period 2006-09-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2006-11-08
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of September 30, 2006 was 84,724,789.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING  L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)

ASSETS

Cash and cash equivalents	$—	$89
Investment in AllianceBernstein	1,497,060	1,376,503
Other assets	258	462
Total assets	$1,497,318	$1,377,054

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to AllianceBernstein	$6,397	$7,197
Other liabilities	177	1,011
Total liabilities	6,574	8,208

Commitments and contingencies (See Note 6)

Partners’ capital	1,490,744	1,368,846
Total liabilities and partners’ capital	$1,497,318	$1,377,054

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Equity in earnings of AllianceBernstein	$82,028	$67,237	$239,706	$182,911

Income taxes	8,025	6,667	24,139	19,383

Net income	$74,003	60,570	$215,567	$163,528

Net income per unit:
Basic	$0.88	$0.74	$2.57	$2.01
Diluted	$0.87	$0.74	$2.54	$2.00

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of
Changes in Partners’ Capital
and Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Partners’ capital - beginning of period	$1,472,166	$1,351,513	$1,368,846	$1,295,670
Comprehensive income:
Net income	74,003	60,570	215,567	163,528
Other comprehensive income:
Unrealized gain on investments, net	617	531	498	1,086
Foreign currency translation adjustment, net	(273)	(2,057)	605	8,005
Comprehensive income	74,347	59,044	216,670	172,619

Cash distributions to unitholders	(74,638)	(55,356)	(224,943)	(166,480)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	1,721	409	(16,648)	(6,511)
Issuance of Holding Units in exchange for cash awards made by AllianceBernstein under the Partners Compensation Plan	—	—	47,161	—
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	(466)	2,504	36,413	35,332
Proceeds from exercise of compensatory options to buy Holding Units	17,614	3,344	63,245	30,828
Partners’ capital - end of period	$1,490,744	$1,361,458	$1,490,744	$1,361,458

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income	$215,567	$163,528
Adjustment to reconcile net income to net cash used in operating activities:
Equity in earnings of AllianceBernstein	(239,706)	(182,911)
Changes in assets and liabilities:
Decrease (increase) in other assets	204	(52)
(Decrease) in payable to AllianceBernstein	(800)	(458)
(Decrease) increase in other liabilities	(834)	398
Net cash used in operating activities	(25,569)	(19,495)

Cash flows from investing activities:
Investment in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(63,245)	(30,828)
Cash distributions received from AllianceBernstein	250,423	185,975
Net cash provided by investing activities	187,178	155,147

Cash flows from financing activities:
Cash distributions to unitholders	(224,943)	(166,480)
Proceeds from exercise of compensatory options to buy Holding Units	63,245	30,828
Net cash used in financing activities	(161,698)	(135,652)

Net (decrease) in cash and cash equivalents	(89)	—
Cash and cash equivalents as of beginning of period	89	—
Cash and cash equivalents as of end of period	$—	$—

Non-cash investing activities:
Other comprehensive income	$1,103	$9,091
Issuance of Holding Units in exchange for cash awards made by AllianceBernstein under the Partners Compensation Plan	$47,161	—
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	$36,413	$35,332

Non-cash financing activities:
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	$(16,648)	$(6,511)

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
September 30, 2006
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

•	Institutional Research Services - servicing institutional investors desiring institutional research services including in-depth research, portfolio strategy, trading, and brokerage-related services.

AllianceBernstein also provides distribution, shareholder servicing, and administrative services to its sponsored mutual funds.

AllianceBernstein provides a broad range of investment services with expertise in:

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Value equities, generally targeting stocks that are out of favor and that may trade at bargain prices;

•	Fixed income, including both taxable and tax-exempt securities;

•	Passive, including both index and enhanced index strategies; and

•	Blend strategies, combining style pure components with systematic rebalancing.

Index

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

As of September 30, 2006, AXA, a sociėtė anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “AXA Equitable”) and certain subsidiaries of AXA Financial, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.7% of the issued and outstanding Holding Units.

As of September 30, 2006, the ownership structure of AllianceBernstein, as a percentage of limited partnership interests, was as follows:

AXA and its subsidiaries	59.5%
Holding	32.8
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc., formerly known as Sanford C. Bernstein Inc.)	6.3
Other	1.4
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Each general partnership unit in Holding is entitled to receive quarterly distributions equal to those received by each limited partnership unit. Including the general partnership interests in AllianceBernstein and Holding, and their equity interest in Holding, as of September 30, 2006, AXA and its subsidiaries had an approximate 60.5% economic interest in AllianceBernstein.

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

Index

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

On October 25, 2006, the General Partner declared a distribution of $73.7 million, or $0.87 per unit, representing Available Cash Flow for the three months ended September 30, 2006. The distribution is payable on November 16, 2006 to holders of record at the close of business on November 6, 2006. Cash distributions are recorded when declared.

Compensatory Option Plans

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per unit amounts)

Net income - basic	$74,003	$60,570	$215,567	$163,528
Additional allocation of equity in earnings of AllianceBernstein resulting from assumed dilutive effect of compensatory options	1,238	752	3,737	2,241
Net income - diluted	$75,241	$61,322	$219,304	$165,769

Weighted average units outstanding - basic	84,444	81,707	84,037	81,317
Dilutive effect of compensatory options	2,127	1,569	2,192	1,709
Weighted average units outstanding - diluted	86,571	83,276	86,229	83,026

Basic net income per unit	$0.88	$0.74	$2.57	$2.01
Diluted net income per unit	$0.87	$0.74	$2.54	$2.00

For the three months ended September 30, 2006 there were no out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period). For the three months ended September 30, 2005 there were 3,994,500 out-of-the-money options excluded from the diluted net income per unit computation due to their anti-dilutive effect. Out-of-the-money options to buy 9,712 and 3,994,500 units for the nine months ended September 30, 2006 and 2005, respectively, have been excluded from the diluted net income per unit computation.

Index

4.	Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein for the nine-month period ended September 30, 2006 were as follows (in thousands):

Investment in AllianceBernstein as of January 1, 2006	$1,376,503
Equity in earnings of AllianceBernstein	239,706
Additional investment with proceeds from exercises of compensatory options to buy Holding Units	63,245
Other comprehensive income	1,103
Cash distributions received from AllianceBernstein	(250,423)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	(16,648)
Issuance of Holding Units in exchange for cash awards made by AllianceBernstein under the Partners Compensation Plan	47,161
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	36,413
Investment in AllianceBernstein as of September 30, 2006	$1,497,060

5.	Income Taxes

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

Since October 2, 2003, 43 additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed in various federal and state courts against AllianceBernstein and certain other defendants. The plaintiffs in such lawsuits have asserted a variety of theories for recovery including, but not limited to, violations of the Securities Act, the Exchange Act, the Advisers Act, the Investment Company Act of 1940, as amended (“Investment Company Act”), the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), certain state securities laws, and common law. All state court actions against AllianceBernstein either were voluntarily dismissed or removed to federal court. On February 20, 2004, the Judicial Panel on Multidistrict Litigation transferred all actions to the United States District Court for the District of Maryland (“Mutual Fund MDL”).

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

On April 21, 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims, and ERISA claims entered into a confidential memorandum of understanding (“MOU”) containing their agreement to settle these claims. The agreement will be documented by a stipulation of settlement and will be submitted for court approval at a later date. The settlement amount, which we previously accrued and disclosed, has been disbursed. The derivative claims brought on behalf of Holding remain pending. Plaintiffs seek an unspecified amount of damages.

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

Index

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

On August 30, 2005, the WV Securities Commissioner signed a Summary Order to Cease and Desist, and Notice of Right to Hearing (“Summary Order”) addressed to AllianceBernstein and Holding. The Summary Order claims that AllianceBernstein and Holding violated the West Virginia Uniform Securities Act and makes factual allegations generally similar to those in the SEC Order and NYAG AoD. On September 22, 2006, AllianceBernstein and Holding moved to dismiss the Summary Order.

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

We are involved in various other matters, including employee arbitrations, regulatory inquiries, administrative proceedings, and litigation, some of which allege material damages. While any proceeding or litigation has the element of uncertainty, we believe that the outcome of any one of the other lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations or financial condition.

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein Holding L.P.

We have reviewed the accompanying condensed statement of financial condition of AllianceBernstein Holding L.P. as of September 30, 2006, and the related condensed statements of income and changes in partners’ capital and comprehensive income for each of the three-month and nine-month periods ended September 30, 2006 and the condensed statement of cash flows for the nine-month period ended September 30, 2006. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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
November 8, 2006

Index

Report of Independent Registered Public Accounting Firm

The General Partner and Unitholders
AllianceBernstein Holding L.P.

We have reviewed the condensed statement of financial condition of AllianceBernstein Holding L.P., formerly known as Alliance Capital Management Holding L.P., as of September 30, 2005, and the related condensed statements of income, changes in partners’ capital and comprehensive income for the three-month and nine-month periods ended September 30, 2005, and the related condensed statement of cash flows for the nine-month period ended September 30, 2005. These condensed financial statements are the responsibility of the management of AllianceBernstein Corporation, formerly known as Alliance Capital Management Corporation, the General Partner.

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
November 4, 2005

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(in millions, except per unit amounts)

AllianceBernstein net income	$253.0	$211.9	19.4%	$741.7	$578.4	28.2%
Weighted average equity ownership interest	32.4%	31.7%		32.3%	31.6%
Equity in earnings of AllianceBernstein	$82.0	$67.2	22.0	$239.7	$182.9	31.1
Net income of Holding	$74.0	$60.6	22.2	$215.6	$163.5	31.8
Diluted net income per Holding Unit	$0.87	$0.74	17.6	$2.54	$2.00	27.0
Distribution per Holding Unit	$0.87	$0.74	17.6	$2.54	$1.98	28.3

Net income for the three-month and nine-month periods ended September 30, 2006 increased $13.4 million and $52.1 million, respectively, from net income of $60.6 million and $163.5 million for the corresponding prior year periods. The increases reflect higher equity in earnings of AllianceBernstein. See AllianceBernstein’s MD&A contained in Exhibit 99.1 of this Form 10-Q.

Capital Resources and Liquidity

The following table identifies selected items relating to capital resources and liquidity:

	Nine Months Ended September 30,
	2006	2005	% Change
	(in millions)

Partners’ capital, as of September 30	$1,490.7	$1,361.5	9.5%
Distributions received from AllianceBernstein	250.4	186.0	34.7
Distributions paid to unitholders	(224.9)	(166.5)	35.1
Proceeds from exercise of compensatory options	63.2	30.8	105.2
Investment in AllianceBernstein	(63.2)	(30.8)	105.2
Purchase of units by AllianceBernstein	(16.6)	(6.5)	155.7
Issuance of units	47.2	—	n/m
Awards of units by AllianceBernstein	36.4	35.3	3.1

Partners’ capital increased $18.6 million (or 1.3%) and $121.9 million (or 8.9%) for the three-month and nine-month periods ended September 30, 2006, respectively. The increase for the three-month period was primarily a result of net income and proceeds received from the exercise of compensatory options to buy Holding Units, partly offset by cash distributions paid to unitholders. The increase for the nine-month period was primarily the result of net income, proceeds received from the exercise of compensatory options to buy Holding Units, the issuance of Holding Units in exchange for cash awards made by AllianceBernstein under the Partners Compensation Plan, and net awards of Holding Units by AllianceBernstein under deferred compensation plans, partly offset by cash distributions to unitholders and net purchases of Holding Units by AllianceBernstein to fund deferred compensation plans.

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

FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AllianceBernstein’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions and government regulations, including changes in tax regulations and rates. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2005 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in this Form 10-Q or any other public statements we issue may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations, and business prospects.

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

The forward-looking statements referred to above also include statements regarding substantial investment opportunity in growth stocks and our optimism that growth will continue in institutional research services. The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset inflows. Declines in rates charged for brokerage transactions and fluctuations in transaction volume and market share will affect the growth of our institutional research services.

OTHER INFORMATION

With respect to the unaudited condensed interim financial information of Holding for the three-month and nine-month periods ended September 30, 2006, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated November 8, 2006 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act for their report on the unaudited condensed interim financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Holding’s market risk for the quarter ended September 30, 2006.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Each of Holding and AllianceBernstein maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported in a timely manner, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to permit timely decisions regarding our disclosure.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no Holding Units sold by Holding in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any purchases of Holding Units by AllianceBernstein made in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid Per Unit, net of Commissions	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
7/1/06-7/31/06	2,430	$57.50	—	—
8/1/06-8/31/06	533	65.03	—	—
9/1/06-9/30/06	—	—	—	—
Total	2,963	$58.86	—	—

All Holding Units were obtained from employees to satisfy statutory withholding tax requirements with respect to vesting of deferred compensation awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

3.1	Amendment No. 1 dated February 24, 2006 to Amended and Restated Agreement of Limited Partnership of Holding.

3.2	Amendment No. 1 dated February 24, 2006 to Amended and Restated Agreement of Limited Partnership of AllianceBernstein.

15.1	Letter from PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm, regarding unaudited interim financial information.

15.2	Letter from KPMG LLP regarding unaudited interim financial information.

31.1	Certification of Mr. Sanders furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Joseph furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2006	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer