Form 10-Q
period 2007-03-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2007-05-04
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2007 was 86,159,366.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)

ASSETS

Investment in AllianceBernstein	$1,559,202	$1,567,733
Due from AllianceBernstein	3,915	—
Other assets	140	301
Total assets	$1,563,257	$1,568,034

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to AllianceBernstein	$—	$7,149
Other liabilities	11,050	1,697
Total liabilities	11,050	8,846

Commitments and contingencies (See Note 6)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,682	1,739
Limited partners: 86,059,366 and 85,568,171 limited partnership units issued and outstanding	1,539,082	1,546,598
Accumulated other comprehensive income	11,443	10,851
Total partners’ capital	1,552,207	1,559,188
Total liabilities and partners’ capital	$1,563,257	$1,568,034

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2007	2006

Equity in earnings of AllianceBernstein	$87,834	$73,164

Income taxes	9,309	7,605

Net income	$78,525	$65,559

Net income per unit:
Basic	$0.91	$0.79
Diluted	$0.91	$0.78

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$78,525	$65,559
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of AllianceBernstein	(87,834)	(73,164)
Changes in assets and liabilities:
Decrease (increase) in other assets	161	(1,576)
(Increase) in due from AllianceBernstein	(3,915)	(16)
(Decrease) in payable to AllianceBernstein	(7,149)	(7,197)
Increase in other liabilities	9,353	7,617
Net cash used in operating activities	(10,859)	(8,777)

Cash flows from investing activities:
Investment in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(17,508)	(39,855)
Cash distributions received from AllianceBernstein	137,475	93,668
Net cash provided by investing activities	119,967	53,813

Cash flows from financing activities:
Cash distributions to unitholders	(126,616)	(84,980)
Proceeds from exercise of compensatory options to buy Holding Units	17,508	39,855
Net cash used in financing activities	(109,108)	(45,125)

Net (decrease) in cash and cash equivalents	—	(89)
Cash and cash equivalents as of beginning of period	—	89
Cash and cash equivalents as of end of period	$—	$—

Non-cash investing activities:
Change in accumulated other comprehensive income	$592	$(649)
Issuance of Holding Units in exchange for cash awards made by AllianceBernstein under the Partners Compensation Plan	$—	$47,161
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	$36,925	$37,409

Non-cash financing activities:
Purchases of Holding Units by AllianceBerstein to fund deferred compensation plans, net	$(14,060)	$(16,115)

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
March 31, 2007
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

Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein limited partnership interests. The condensed financial statements and notes of Holding should be read in conjunction with the condensed consolidated financial statements and notes of AllianceBernstein included as an exhibit to this quarterly report on Form 10-Q and with Holding’s and AllianceBernstein’s audited financial statements included in Holding’s Form 10-K for the year ended December 31, 2006.

AllianceBernstein provides research, diversified investment management, and related services globally to a broad range of clients. Its principal services include:

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

•
Retail Services – servicing individual investors, primarily by means of retail mutual funds sponsored by AllianceBernstein, or our affiliated joint venture companies, sub-advisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs that are sponsored by various financial intermediaries worldwide, and other investment vehicles.

•
Private Client Services – servicing high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately managed accounts, hedge funds, mutual funds, and other investment vehicles.

•
Institutional Research Services – servicing institutional investors desiring institutional research services including in-depth independent, fundamental research, portfolio strategy, trading, and brokerage-related services.

AllianceBernstein also provides distribution, shareholder servicing, and administrative services to its sponsored mutual funds.

AllianceBernstein provides a broad range of investment services with expertise in:

•	Value equities, generally targeting stocks that are out of favor and that may trade at bargain prices;

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Fixed income securities, including both taxable and tax-exempt securities;

•	Passive management, including both index and enhanced index strategies; and

•	Blend strategies, combining style pure investment components with systematic rebalancing.

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

Index

As of March 31, 2007, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “AXA Equitable”), and certain subsidiaries of AXA Financial, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.7% of the issued and outstanding Holding Units.

As of March 31, 2007, the ownership structure of AllianceBernstein, as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	62.7%
Holding	32.9
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	3.1
Other	1.3
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including the general partnership interests in AllianceBernstein and Holding, and their equity interest in Holding, as of March 31, 2007, AXA and its subsidiaries had an approximate 63.3% economic interest in AllianceBernstein.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed financial statements of Holding included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The December 31, 2006 condensed statement of financial condition was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Investment in AllianceBernstein

Holding records its investment in AllianceBernstein using the equity method of accounting. Holding’s investment is increased to reflect its proportionate share of income of AllianceBernstein and decreased to reflect its proportionate share of losses of AllianceBernstein and cash distributions made by AllianceBernstein to its unitholders. In addition, Holding’s investment is adjusted to reflect certain capital transactions of AllianceBernstein.

Cash Distributions

Holding is required to distribute all of its Available Cash Flow, as defined in the Amended and Restated Agreement of Limited Partnership of Holding (“Holding Partnership Agreement”), to its unitholders pro rata in accordance with their percentage interests in Holding. Available Cash Flow is defined as the cash distributions Holding receives from AllianceBernstein minus such amounts as the General Partner determines, in its sole discretion, should be retained by Holding for use in its business.

On April 25, 2007, the General Partner declared a distribution of $78.4 million, or $0.91 per unit, representing Available Cash Flow for the three months ended March 31, 2007. Each general partnership unit in Holding is entitled to receive quarterly distributions equal to those received by each limited partnership unit. The distribution is payable on May 17, 2007 to holders of record at the close of business on May 7, 2007. Cash distributions are recorded when declared.

Index

Compensatory Option Plans

AllianceBernstein maintains certain compensation plans under which options to buy Holding Units have been, or may be, granted to employees of AllianceBernstein and independent directors of the General Partner. AllianceBernstein uses the Black-Scholes option valuation model to determine the fair value of Holding Unit option awards. Upon exercise of Holding Unit options, Holding exchanges the proceeds for AllianceBernstein Units, thus increasing Holding’s investment in AllianceBernstein.

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

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per unit amounts)

Net income - basic	$78,525	$65,559
Additional allocation of equity in earnings of AllianceBernstein resulting from assumed dilutive effect of compensatory options	1,269	1,175
Net income - diluted	$79,794	$66,734

Weighted average units outstanding - basic	85,944	83,426
Dilutive effect of compensatory options	2,102	2,195
Weighted average units outstanding - diluted	88,046	85,621

Basic net income per unit	$0.91	$0.79
Diluted net income per unit	$0.91	$0.78

As of March 31, 2007, we excluded 1,669,205 out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period) from the diluted net income per unit computation due to their anti-dilutive effect. As of March 31, 2006, there were no out-of-the-money options.

4.	Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein for the three-month period ended March 31, 2007 were as follows (in thousands):

Investment in AllianceBernstein as of January 1, 2007	$1,567,733
Equity in earnings of AllianceBernstein	87,834
Additional investment with proceeds from exercises of compensatory options to buy Holding Units	17,508
Change in accumulated other comprehensive income	592
Cash distributions received from AllianceBernstein	(137,475)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	(14,060)
Impact of initial adoption of FIN No. 48	145
Awards of Holding Units made by AllianceBernstein under deferred compensations plans, net of forfeitures	36,925
Investment in AllianceBernstein as of March 31, 2007	$1,559,202

Index

5.	Income Taxes

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

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109. FIN No. 48 requires that the effects of a tax position be recognized in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based solely on its technical merits.  In making this assessment, a company must assume that the taxing authority will examine the tax position and have full knowledge of all relevant information.

As a result, we did not recognize a liability for unrecognized tax benefits under FIN No. 48 as of January 1, 2007.  Likewise, our financial statements did not reflect a liability for tax positions prior to the application of FIN No. 48. There have been no material changes during the first quarter of 2007. A liability for unrecognized tax benefits, if required, would be recorded in the income tax provision and affect the effective tax rate.

The company is no longer subject to federal, state and local income tax examinations by tax authorities for years before 2003. Currently, there are no examinations in progress and to date we have not been notified of any pending examinations by applicable taxing authorities.

6.	Commitments and Contingencies

Legal and regulatory matters described below pertain to AllianceBernstein and are included here due to their potential significance to Holding’s investment in AllianceBernstein.

Legal Proceedings

With respect to all significant litigation matters, we conduct a probability assessment of the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable, and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation as required by Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5”. If the likelihood of a negative outcome is reasonably possible and we are able to indicate an estimate of the possible loss or range of loss, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to significant uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, or when the litigation is highly complex or broad in scope.

Market Timing-related Matters

On October 2, 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. (“Hindo Complaint”) was filed against AllianceBernstein, Holding, the General Partner, AXA Financial, the AllianceBernstein-sponsored mutual funds (“U.S. Funds”) that are registered under the Investment Company Act of 1940, as amended (“Investment Company Act”), the registrants and issuers of those funds, certain officers of AllianceBernstein (“AllianceBernstein defendants”), and certain unaffiliated defendants, as well as unnamed Doe defendants. The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the U.S. Funds. The Hindo Complaint alleges that certain of the AllianceBernstein defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in “late trading” and “market timing” of U.S. Fund securities, violating Sections 11 and 15 of the Securities Act of 1933, as amended, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Sections 206 and 215 of the Investment Advisers Act of 1940, as amended (“Advisers Act”). Plaintiffs seek an unspecified amount of compensatory damages and rescission of their contracts with AllianceBernstein, including recovery of all fees paid to AllianceBernstein pursuant to such contracts.

Index

Following October 2, 2003, additional lawsuits making factual allegations generally similar to those in the Hindo Complaint were filed in various federal and state courts against AllianceBernstein and certain other defendants. All state court actions against AllianceBernstein either were voluntarily dismissed or removed to federal court. On February 20, 2004, the Judicial Panel on Multidistrict Litigation transferred all federal actions to the United States District Court for the District of Maryland (“Mutual Fund MDL”). On September 29, 2004, plaintiffs filed consolidated amended complaints with respect to four claim types: mutual fund shareholder claims; mutual fund derivative claims; derivative claims brought on behalf of Holding; and claims brought under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) by participants in the Profit Sharing Plan for Employees of AllianceBernstein. All four complaints included substantially identical factual allegations, which appear to be based in large part on the Order of the SEC dated December 18, 2003 (as amended and restated January 15, 2004, “SEC Order”) and the New York State Attorney General Assurance of Discontinuance dated September 1, 2004 (“NYAG AoD”).

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

Revenue Sharing-related Matters

On June 22, 2004, a purported class action complaint entitled Aucoin, et al. v. Alliance Capital Management L.P., et al. (“Aucoin Complaint”) was filed against AllianceBernstein, Holding, the General Partner, AXA Financial, AllianceBernstein Investments, Inc. (a wholly-owned subsidiary of AllianceBernstein), certain current and former directors of the U.S. Funds, and unnamed Doe defendants. The Aucoin Complaint names the U.S. Funds as nominal defendants. The Aucoin Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of the AllianceBernstein Growth & Income Fund. The Aucoin Complaint alleges, among other things, (i) that certain of the defendants improperly authorized the payment of excessive commissions and other fees from U.S. Fund assets to broker-dealers in exchange for preferential marketing services, (ii) that certain of the defendants misrepresented and omitted from registration statements and other reports material facts concerning such payments, and (iii) that certain defendants caused such conduct as control persons of other defendants. The Aucoin Complaint asserts claims for violation of Sections 34(b), 36(b) and 48(a) of the Investment Company Act, Sections 206 and 215 of the Advisers Act, breach of common law fiduciary duties, and aiding and abetting breaches of common law fiduciary duties. Plaintiffs seek an unspecified amount of compensatory damages and punitive damages, rescission of their contracts with AllianceBernstein, including recovery of all fees paid to AllianceBernstein pursuant to such contracts, an accounting of all U.S. Fund-related fees, commissions and soft dollar payments, and restitution of all unlawfully or discriminatorily obtained fees and expenses.

Index

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

We have reviewed the accompanying condensed statement of financial condition of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) as of March 31, 2007, and the related condensed statements of income and cash flows for each of the three-month periods ended March 31, 2007 and March 31, 2006. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial condition as of December 31, 2006, and the related statements of income, changes in partners’ capital and comprehensive income and cash flows for the year then ended, management’s assessment of the effectiveness of AllianceBernstein Holding’s internal control over financial reporting as of December 31, 2006 and the effectiveness of AllianceBernstein Holding’s internal control over financial reporting as of December 31, 2006 and in our report dated February 27, 2007, we expressed unqualified opinions thereon. The financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed statement of financial condition as of December 31, 2006 is fairly stated in all material respects in relation to the statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 4, 2007

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein limited partnership interests. The Holding interim condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AllianceBernstein included as an exhibit to this Form 10-Q. They should also be read in conjunction with AllianceBernstein’s audited financial statements and notes and MD&A included in Holding’s Form 10-K for the year ended December 31, 2006.

Results of Operations

	Three Months Ended March 31,
	2007	2006	% Change
	(in millions, except per unit amounts)

AllianceBernstein net income	$267.7	$227.6	17.6%
Weighted average equity ownership interest	32.8%	32.1%
Equity in earnings of AllianceBernstein	$87.8	$73.2	20.1
Net income of Holding	$78.5	$65.6	19.8
Diluted net income per Holding Unit	$0.91	$0.78	16.7
Distribution per Holding Unit	$0.91	$0.78	16.7

Net income for the three months ended March 31, 2007 increased $12.9 million to $78.5 million from net income of $65.6 million for the three months ended March 31, 2006. The increase reflects increased equity in earnings of AllianceBernstein. See AllianceBernstein’s MD&A contained in Exhibit 99.1 of this Form 10-Q.

Earnings Guidance

Our earnings are becoming more seasonal, primarily due to AllianceBernstein’s growing pool of assets under management subject to performance fee arrangements and other factors, such as incentive compensation, affecting AllianceBernstein’s expense ratios. To clarify this point, we provided full year 2007 earnings guidance in our first quarter 2007 Earnings Release issued on April 25, 2007. We currently estimate that Holding’s full year 2007 earnings will be approximately $4.65 - $5.00 per Unit, with the fourth quarter accounting for a disproportionate share of the total. This estimate assumes net asset inflows continuing at levels similar to recent rates, and equity and fixed income market returns at annual rates of 8% and 5%, respectively, for the balance of the year. It is important to stress that the firm’s earnings are subject to considerable uncertainty including, but not limited to, capital market volatility, the effect of which can be amplified by the aforementioned increase in assets under management subject to performance fee arrangements. Earnings guidance should be evaluated in this context.

Capital Resources and Liquidity

The following table identifies selected items relating to capital resources and liquidity:

	Three Months Ended March 31,
	2007	2006	% Change
	(in millions, except per unit amounts)

Partners’ capital, as of March 31	$1,552.2	$1,457.1	6.5%
Distributions received from AllianceBernstein	137.5	93.7	46.8
Distributions paid to unitholders	(126.6)	(85.0)	49.0
Proceeds from exercise of compensatory options	17.5	39.9	(56.1)
Investment in AllianceBernstein	(17.5)	(39.9)	(56.1)
Purchase of units by AllianceBernstein	(14.1)	(16.1)	(12.8)
Issuance of units	—	47.2	(100.0)
Awards of units by AllianceBernstein	36.9	37.4	(1.3)
Available Cash Flow	78.4	65.6	19.5
Distributions per Holding Unit	0.91	0.78	16.7

Cash and cash equivalents were zero as of March 31, 2007 and 2006.  Cash inflows from AllianceBernstein distributions received were offset by income taxes and cash distributions paid to unitholders. Holding is required to distribute all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders (including the General Partner). Management believes that the cash flow realized from its investment in AllianceBernstein will provide Holding with the resources to meet its financial obligations. See Note 2 to the Holding condensed financial statements contained in Item 1 of this Form 10-Q for a description of Available Cash Flow.

Index

Commitments and Contingencies

See Note 6 to the Holding condensed financial statements contained in Item1 of this Form 10-Q.

FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AllianceBernstein’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions, and government regulations, including changes in tax regulations and rates. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2006 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in this Form 10-Q or any other public statements we issue may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations, and business prospects.

The forward-looking statements referred to in the preceding paragraph include statements regarding the outcome of litigation. Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain legal proceedings to have a material adverse effect on our results of operations or financial condition, any settlement or judgment with respect to a legal proceeding could be significant, and could have a material adverse effect on our results of operations or financial condition.

The forward-looking statements referred to above also include estimated earnings guidance and related assumptions provided for full year 2007. The earnings guidance is based on a number of assumptions, including, but not limited to, the following: net inflows of client assets under management continuing at levels similar to recent rates, and equity and fixed income market returns at annual rates of 8% and 5%, respectively, for the balance of the year.  Net inflows of client assets are subject to domestic and international securities market conditions, competitive factors, and relative investment performance, each of which may have a negative effect on net inflows; capital market performance is inherently unpredictable. In view of these factors, and particularly given the volatility of capital markets (and the effect of such volatility on performance fees and the value of investments in respect of incentive compensation) and the difficulty of predicting client asset inflows and outflows, our earnings estimates should not be relied on as predictions of actual performance, but only as estimates based on assumptions, which may or may not be correct.  There can be no assurance that we will be able to meet the investment and service goals and needs of our clients or that, even if we do, it will have a positive effect on the company’s financial performance.

OTHER INFORMATION

With respect to the unaudited condensed interim financial information of Holding for the three months ended March 31, 2007, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated May 4, 2007 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act for their report on the unaudited condensed interim financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Holding’s market risk for the quarter ended March 31, 2007.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Each of Holding and AllianceBernstein maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized, and reported in a timely manner, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to permit timely decisions regarding our disclosure.

Index

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 6 to the condensed financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

In addition to the information set forth in this report, please consider carefully “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2006.  Such factors could materially affect our revenues, financial condition, results of operations, and business prospects. See also our discussion of risks associated with forward-looking statements in Part I, Item 2 of this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no Holding Units sold by Holding in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any purchases of Holding Units by AllianceBernstein made in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid Per Unit, net of Commissions	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
1/1/07-1/31/07	178,888	$90.09	—	—
2/1/07-2/28/07	—	—	—	—
3/1/07-3/31/07	3,005	84.19	—	—
Total	181,893	$89.99	—	—

All Holding Units were purchased from employees to allow them to fulfill statutory withholding tax requirements at the time of distribution of deferred compensation awards.

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

99.1	Part I, Items 1-4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2007		ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer