Form 10-Q
period 2007-06-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2007-08-03
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of June 30, 2007 was 86,607,956.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands)

	June 30, 2007	December 31, 2006
	(unaudited)

ASSETS

Investment in AllianceBernstein	$1,601,735	$1,567,733
Other assets	187	301
Total assets	$1,601,922	$1,568,034

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to AllianceBernstein	$7,246	$7,149
Other liabilities	602	1,697
Total liabilities	7,848	8,846

Commitments and contingencies (See Note 6)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,708	1,739
Limited partners: 86,507,956 and 85,568,171 limited partnership units issued and outstanding	1,578,083	1,546,598
Accumulated other comprehensive income	14,283	10,851
Total partners’ capital	1,594,074	1,559,188
Total liabilities and partners’ capital	$1,601,922	$1,568,034

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Equity in earnings of AllianceBernstein	$110,267	$84,514	$198,101	$157,678

Income taxes	9,620	8,509	18,929	16,114

Net income	$100,647	$76,005	$179,172	$141,564

Net income per unit:
Basic	$1.17	$0.90	$2.08	$1.69
Diluted	$1.16	$0.89	$2.06	$1.67

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$179,172	$141,564
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of AllianceBernstein	(198,101)	(157,678)
Changes in assets and liabilities:
Decrease in other assets	114	46
Increase (decrease) in payable to AllianceBernstein	97	(77)
(Decrease) in other liabilities	(1,095)	(581)
Net cash used in operating activities	(19,813)	(16,726)

Cash flows from investing activities:
Investment in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(36,801)	(45,631)
Cash distributions received from AllianceBernstein	224,666	166,942
Net cash provided by investing activities	187,865	121,311

Cash flows from financing activities:
Cash distributions to unitholders	(204,853)	(150,305)
Proceeds from exercise of compensatory options to buy Holding Units	36,801	45,631
Net cash used in financing activities	(168,052)	(104,674)

Net (decrease) in cash and cash equivalents	—	(89)
Cash and cash equivalents as of beginning of period	—	89
Cash and cash equivalents as of end of period	$—	$—

Non-cash investing activities:
Change in accumulated other comprehensive income	$3,432	$759
Issuance of Holding Units in exchange for cash awards made by AllianceBernstein under the Partners Compensation Plan	$—	$47,161
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	$34,138	$36,879

Non-cash financing activities:
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	$(13,949)	$(18,369)

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
June 30, 2007
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

AllianceBernstein provides research, diversified investment management, and related services globally to a broad range of clients. Its principal services include:

•
Institutional Investment Services – servicing institutional investors, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately managed accounts, sub-advisory relationships, structured products, group trusts, mutual funds (sponsored by AllianceBernstein or an affiliated company), and other investment vehicles.

•
Retail Services – servicing individual investors, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs that are sponsored by various financial intermediaries worldwide, and other investment vehicles.

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

AllianceBernstein also provides distribution, shareholder servicing, and administrative services to the mutual funds it sponsors.

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

AllianceBernstein’s independent, in-depth research is the foundation of its business. AllianceBernstein’s research disciplines include fundamental research, quantitative research, economic research, and currency forecasting capabilities. In addition, AllianceBernstein has created several specialist research units, including one unit that examines global strategic changes that can affect multiple industries and geographies, and another dedicated to identifying potentially successful innovations within early-stage companies.

Index

As of June 30, 2007, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “AXA Equitable”), and certain subsidiaries of AXA Financial, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.7% of the issued and outstanding Holding Units.

As of June 30, 2007, the ownership structure of AllianceBernstein, as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	62.6%
Holding	33.0
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	3.1
Other	1.3
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including the general partnership interests in AllianceBernstein and Holding, and their equity interest in Holding, as of June 30, 2007, AXA and its subsidiaries had an approximate 63.2% economic interest in AllianceBernstein.

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

On July 25, 2007, the General Partner declared a distribution of $100.5 million, or $1.16 per unit, representing Available Cash Flow for the three months ended June 30, 2007. Each general partnership unit in Holding is entitled to receive quarterly distributions equal to those received by each limited partnership unit. The distribution is payable on August 16, 2007 to holders of record at the close of business on August 6, 2007. Cash distributions are recorded when declared.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per unit amounts)

Net income – basic	$100,647	$76,005	$179,172	$141,564
Additional allocation of equity in earnings of AllianceBernstein resulting from assumed dilutive effect of compensatory options	1,392	1,348	2,765	2,499
Net income – diluted	$102,039	$77,353	$181,937	$144,063

Weighted average units outstanding – basic	86,389	84,230	86,167	83,830
Dilutive effect of compensatory options	1,805	2,240	2,036	2,222
Weighted average units outstanding – diluted	88,194	86,470	88,203	86,052

Basic net income per unit	$1.17	$0.90	$2.08	$1.69
Diluted net income per unit	$1.16	$0.89	$2.06	$1.67

For the three months ended June 30, 2007, we excluded 1,669,205 out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period) from the diluted net income per unit computation due to their anti-dilutive effect. For the three months ended June 30, 2006, there were no out-of-the-money options. Out-of-the-money options to buy 1,669,205 and 9,712 units for the six months ended June 30, 2007 and 2006, respectively, have been excluded from the diluted net income per unit computation.

4.	Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein for the six-month period ended June 30, 2007 were as follows (in thousands):

Investment in AllianceBernstein as of January 1, 2007	$1,567,733
Equity in earnings of AllianceBernstein	198,101
Additional investment with proceeds from exercises of compensatory options to buy Holding Units	36,801
Change in accumulated other comprehensive income	3,432
Cash distributions received from AllianceBernstein	(224,666)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	(13,949)
Impact of initial adoption of FIN 48	145
Awards of Holding Units made by AllianceBernstein under deferred compensations plans, net of forfeitures	34,138
Investment in AllianceBernstein as of June 30, 2007	$1,601,735

5.	Income Taxes

Holding is a publicly traded partnership for federal tax purposes and, accordingly, is not subject to federal or state corporate income taxes. However, Holding is subject to the 4.0% New York City unincorporated business tax (“UBT”), net of credits for UBT paid by AllianceBernstein, and to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business. Holding’s partnership gross income is derived from its interest in AllianceBernstein.

Index

In order to preserve Holding’s status as a “grandfathered” publicly traded partnership for federal income tax purposes, management ensures that Holding does not directly or indirectly (through AllianceBernstein) enter into a substantial new line of business. If Holding were to lose its status as a grandfathered publicly traded partnership, it would be subject to corporate income tax, which would reduce materially Holding’s net income and its quarterly distributions to Holding Unitholders. For additional information regarding Holding’s tax status see Part II, Item 1A of this Form10-Q.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN  48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN  48 requires that the effects of a tax position be recognized in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based solely on its technical merits.  In making this assessment, a company must assume that the taxing authority will examine the tax position and have full knowledge of all relevant information.

We did not recognize a liability for unrecognized tax benefits under FIN 48 as of January 1, 2007.  Likewise, our financial statements did not reflect a liability for tax positions prior to the application of FIN 48. There have been no material changes during the first six months of 2007. A liability for unrecognized tax benefits, if required, would be recorded in the income tax provision and affect the effective tax rate.

The company is no longer subject to federal, state, and local income tax examinations by tax authorities for all years prior to 2003. Currently, there are no examinations in progress and to date we have not been notified of any pending examinations by applicable taxing authorities.

6.	Commitments and Contingencies

Legal and regulatory matters described below pertain to AllianceBernstein and are included here due to their potential significance to Holding’s investment in AllianceBernstein.

Legal Proceedings

With respect to all significant litigation matters, we conduct a probability assessment of the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable, and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation as required by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5”. If the likelihood of a negative outcome is reasonably possible and we are able to indicate an estimate of the possible loss or range of loss, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to significant uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, or when the litigation is highly complex or broad in scope.

Market Timing-related Matters

On October 2, 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. (“Hindo Complaint”) was filed against AllianceBernstein, Holding, the General Partner, AXA Financial, the AllianceBernstein-sponsored mutual funds (“U.S. Funds”) that are registered under the Investment Company Act of 1940, as amended (“Investment Company Act”), certain officers of AllianceBernstein (“AllianceBernstein defendants”), and certain unaffiliated defendants, as well as unnamed Doe defendants. The Hindo Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of two of the U.S. Funds. The Hindo Complaint alleges that certain of the AllianceBernstein defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in “late trading” and “market timing” of U.S. Fund securities, violating Sections 11 and 15 of the Securities Act of 1933, as amended (“Securities Act”), Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Sections 206 and 215 of the Investment Advisers Act of 1940, as amended (“Advisers Act”). Plaintiffs seek an unspecified amount of compensatory damages and rescission of the U.S. Funds’ contracts with AllianceBernstein, including recovery of all fees paid to AllianceBernstein pursuant to such contracts.

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

On April 21, 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims, and ERISA claims entered into a confidential memorandum of understanding  containing their agreement to settle these claims. The agreement will be documented by a stipulation of settlement and will be submitted for court approval at a later date. The settlement amount ($30 million), which we previously accrued and disclosed, has been disbursed. The derivative claims brought on behalf of Holding, in which plaintiffs seek an unspecified amount of damages, remain pending.

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

Revenue Sharing-related Matters

On June 22, 2004, a purported class action complaint entitled Aucoin, et al. v. Alliance Capital Management L.P., et al. (“Aucoin Complaint”) was filed against AllianceBernstein, Holding, the General Partner, AXA Financial, AllianceBernstein Investments, Inc. (a wholly-owned subsidiary of AllianceBernstein), certain current and former directors of the U.S. Funds, and unnamed Doe defendants. The Aucoin Complaint was filed in the United States District Court for the Southern District of New York by alleged shareholders of the AllianceBernstein Growth & Income Fund. The Aucoin Complaint alleged, among other things, (i) that certain of the defendants improperly authorized the payment of excessive commissions and other fees from U.S. Fund assets to broker-dealers in exchange for preferential marketing services, (ii) that certain of the defendants misrepresented and omitted from registration statements and other reports material facts concerning such payments, and (iii) that certain defendants caused such conduct as control persons of other defendants. The Aucoin Complaint asserted claims for violation of Sections 34(b), 36(b) and 48(a) of the Investment Company Act, Sections 206 and 215 of the Advisers Act, breach of common law fiduciary duties, and aiding and abetting breaches of common law fiduciary duties.

Index

On February 2, 2005, plaintiffs filed a consolidated amended class action complaint (“Aucoin Consolidated Amended Complaint”) that asserted claims substantially similar to the Aucoin Complaint and nine additional subsequently-filed lawsuits. On October 19, 2005, the United States District Court for the Southern District of New York dismissed each of the claims set forth in the Aucoin Consolidated Amended Complaint, except for plaintiffs’ claim under Section 36(b) of the Investment Company Act. On January 11, 2006, the District Court granted defendants’ motion for reconsideration and dismissed the remaining Section 36(b) claim. On May 31, 2006, the District Court denied plaintiffs’ motion for leave to file their amended complaint. On July 5, 2006, plaintiffs filed a notice of appeal, which was subsequently withdrawn subject to plaintiffs’ right to reinstate it at a later date. On June 30, 2007, plaintiffs’ time to file an appeal expired. On July 11, 2007, the parties submitted a fully executed Stipulation Withdrawing Appeal to the court, resulting in a final termination of the case.

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

7.	Comprehensive Income

Comprehensive income was comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)

Net income	$100,647	$76,005	$179,172	$141,564
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	237	(333)	(126)	(119)
Employee benefit accounts, net of tax	(25)	—	(51)	—
Foreign currency translation adjustment, net of tax	2,628	1,741	3,609	878
	2,840	1,408	3,432	759
Comprehensive income	$103,487	$77,413	$182,604	$142,323

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein Holding L.P.

We have reviewed the accompanying condensed statement of financial condition of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) as of June 30, 2007, the related condensed statements of income for the three-month and six-month periods ended June 30, 2007 and 2006, and the condensed statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial condition as of December 31, 2006, and the related statements of income, changes in partners’ capital and comprehensive income, and cash flows for the year then ended, and in our report dated February 27, 2007, we expressed unqualified opinions on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of financial condition as of December 31, 2006 is fairly stated in all material respects in relation to the statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
August 3, 2007

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in millions, except per unit amounts)

AllianceBernstein net income	$334.9	$261.1	28.3%	$602.6	$488.7	23.3%
Weighted average equity ownership interest	32.9%	32.4%		32.9%	32.3%
Equity in earnings of AllianceBernstein	$110.3	$84.5	30.5	$198.1	$157.7	25.6
Net income of Holding	$100.6	$76.0	32.4	$179.2	$141.6	26.6
Diluted net income per Holding Unit	$1.16	$0.89	30.3	$2.06	$1.67	23.4
Distribution per Holding Unit	$1.16	$0.89	30.3	$2.07	$1.67	24.0

Net income for the three-month and six-month periods ended June 30, 2007 increased $24.6 million and $37.6 million, respectively, from net income of $76.0 million and $141.6 million, for the corresponding prior year periods. The increases reflect increased equity in earnings of AllianceBernstein.  See AllianceBernstein’s MD&A contained in Exhibit 99.1 to this Form 10-Q.

Earnings Guidance

Our earnings are becoming more seasonal, primarily due to the increasing amount of AllianceBernstein’s assets under management subject to performance fee arrangements, as well as other factors affecting expense ratios. To clarify this point, in our first quarter 2007 Earnings Release we provided a full year 2007 earnings guidance estimate of approximately $4.65 - $5.00 per Unit, with the fourth quarter accounting for a disproportionate share of the total. In our second quarter 2007 Earnings Release, we estimated that  full year 2007 earnings would be approximately $4.90 – $5.25 per Unit. This estimate, which is not being updated in this Report, was based on information available at the time of the Earnings Release and on the assumptions that equity and fixed income market returns would be at annual rates of 8% and 5%, respectively, for the second half of 2007 and that our net asset inflows would continue during the second half of 2007 at levels similar to rates experienced during the first half of 2007. It is important to stress that our earnings are subject to considerable uncertainty including, but not limited to, capital market volatility, the effect of which can be amplified by the aforementioned increase in assets under management subject to performance fee arrangements.  Earnings guidance should be evaluated in this context.

Proposed Tax Legislation

See Part II, Item 1A of this Form 10-Q.

Index

Capital Resources and Liquidity

The following table identifies selected items relating to capital resources and liquidity:

	Six Months Ended June 30,
	2007	2006	% Change
	(in millions, except per unit amounts)

Partners’ capital, as of June 30	$1,594.1	$1,472.2	8.3%
Distributions received from AllianceBernstein	224.7	166.9	34.6
Distributions paid to unitholders	(204.9)	(150.3)	36.3
Proceeds from exercise of compensatory options	36.8	45.6	(19.4)
Investment in AllianceBernstein	(36.8)	(45.6)	(19.4)
Purchase of units by AllianceBernstein	(13.9)	(18.4)	(24.1)
Issuance of units	—	47.2	(100.0)
Awards of units by AllianceBernstein	34.1	36.9	(7.4)
Available Cash Flow	178.7	140.6	27.1
Distributions per Holding Unit	2.07	1.67	24.0

Cash and cash equivalents were zero as of June 30, 2007 and 2006.  Cash inflows from AllianceBernstein distributions received were offset by income taxes and cash distributions paid to unitholders. Holding is required to distribute all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders (including the General Partner). Management believes that the cash flow realized from its investment in AllianceBernstein will provide Holding with the resources to meet its financial obligations. See Note 2 to the Holding condensed financial statements contained in Item 1 of this Form 10-Q for a description of Available Cash Flow.

Commitments and Contingencies

See Note 6 to the Holding condensed financial statements contained in Item 1 of this Form 10-Q.

FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AllianceBernstein’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions, and government regulations, including changes in tax regulations and rates, and the manner in which the earnings of publicly traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2006 and Part II, Item 1A of this Form 10-Q. Any or all of the forward-looking statements that we make in this Form 10-Q or any other public statements we issue may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations, and business prospects.

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

Index

The forward-looking statements referred to above also include a description of estimated earnings guidance and related assumptions provided for full year 2007, which was included in our second quarter 2007 Earnings Release, and which is not being updated in this Report. That earnings guidance was based on information available as of the date of the Earnings Release and on a number of assumptions, including, but not limited to, the following: net inflows of client assets under management continuing during the second half of 2007 at levels similar to rates experienced during the first half of 2007, and equity and fixed income market returns being at annual rates of 8% and 5%, respectively, during the second half of 2007. Net inflows of client assets are subject to domestic and international securities market conditions, competitive factors, and relative investment performance, each of which may have a negative effect on net inflows; capital market performance is inherently unpredictable. Our expectation that the fourth quarter will account for a disproportionate share of total earnings is based on the relative amount of assets under management subject to performance fees that are calculated at the end of the fourth quarter. In view of these factors, and particularly given the volatility of capital markets (and the effect of such volatility on performance fees and the value of investments in respect of incentive compensation) and the difficulty of predicting client asset inflows and outflows, our earnings estimates should not be relied on as predictions of actual performance, but only as estimates based on information available at the time they were made and on assumptions that may or may not be correct.  There can be no assurance that we will be able to meet the investment and service goals and needs of our clients or that, even if we do, it will have a positive effect on the company’s financial performance.

OTHER INFORMATION

With respect to the unaudited condensed interim financial information of Holding for the three-month and six-month periods ended June 30, 2007, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 3, 2007 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act for their report on the unaudited condensed interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Holding’s market risk for the quarter ended June 30, 2007.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in the partnership structure of Holding and AllianceBernstein and/or changes in the tax law governing partnerships would have significant tax ramifications.

Holding, having elected under Section 7704(g) of the Internal Revenue Code of 1986, as amended (“Code”), to be subject to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business, is a “grandfathered” publicly traded partnership for federal income tax purposes.  Holding is also subject to the 4.0% New York City unincorporated business tax (“UBT”), net of credits for UBT paid by AllianceBernstein. In order to preserve Holding’s status as a “grandfathered” publicly traded partnership for federal income tax purposes, management ensures that Holding does not directly or indirectly (through AllianceBernstein) enter into a substantial new line of business. In our case, a “new line of business” would be any business that is not closely related to our historical business of providing research and diversified investment management and related services to clients. A new line of business is “substantial” when a partnership derives more than 15% of its gross income from, or uses more than 15% of its total assets in, the new line of business.

AllianceBernstein is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, AllianceBernstein is subject to the 4.0% UBT. Domestic corporate subsidiaries of AllianceBernstein, which are subject to federal, state and local income taxes, are generally included in the filing of a consolidated federal income tax return with separate state and local income tax returns being filed. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdiction where they are located.

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

Congress recently proposed tax legislation that would cause certain partnerships whose partnership interests are traded in a public market (“PTPs”) and that derive income from investment adviser or asset management services to be taxed as corporations, thus subjecting their income to a higher level of income tax. Holding is a PTP that derives its income from such services through its ownership interest in AllianceBernstein. However, our review of the legislation in the form proposed confirms our belief that Holding’s PTP status would not be affected. In addition, we have received consistent indications from a number of individuals involved in the legislative process that Holding’s tax status was not the focus of the proposed legislation, and that they do not expect to change that approach. However, we cannot predict whether, or in what form, the proposed tax legislation will pass, and are unable to determine what effect any new legislation might have on us. If Holding were to lose its federal tax status as a grandfathered PTP, it would be subject to corporate income tax, which would reduce materially its net income and quarterly distributions to Holding Unitholders.

In its current form, the proposed legislation would not affect AllianceBernstein, which is a private partnership.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no Holding Units sold by Holding in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any purchases of Holding Units by AllianceBernstein made in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid Per Unit, net of Commissions	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
4/1/07 – 4/30/07	39,281	$92.55	—	—
5/1/07 – 5/31/07	—	—	—	—
6/1/07 – 6/30/07	—	—	—	—
Total	39,281	$92.55	—	—

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

99.1	Part 1, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2007		ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer