Form 10-Q
period 2007-09-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2007-11-05
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of September 30, 2007 was 86,724,454.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	September 30, 2007	December 31, 2006
	(unaudited)

ASSETS

Investment in AllianceBernstein	$1,616,425	$1,567,733
Other assets	200	301
Total assets	$1,616,625	$1,568,034

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to AllianceBernstein	$7,898	$7,149
Other liabilities	48	1,697
Total liabilities	7,946	8,846

Commitments and contingencies (See Note 6)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,713	1,739
Limited partners: 86,624,454 and 85,568,171 limited partnership units issued and outstanding	1,589,783	1,546,598
Accumulated other comprehensive income	17,183	10,851
Total partners’ capital	1,608,679	1,559,188
Total liabilities and partners’ capital	$1,616,625	$1,568,034

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Equity in earnings of AllianceBernstein	$114,856	$82,028	$312,957	$239,706

Income taxes	10,028	8,025	28,957	24,139

Net income	$104,828	$74,003	$284,000	$215,567

Net income per unit:
Basic	$1.21	$0.88	$3.29	$2.57
Diluted	$1.20	$0.87	$3.26	$2.54

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$284,000	$215,567
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of AllianceBernstein	(312,957)	(239,706)
Changes in assets and liabilities:
Decrease in other assets	101	204
Increase (decrease) in payable to AllianceBernstein	749	(800)
(Decrease) in other liabilities	(1,649)	(834)
Net cash used in operating activities	(29,756)	(25,569)

Cash flows from investing activities:
Investment in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(41,446)	(63,245)
Cash distributions received from AllianceBernstein	334,760	250,423
Net cash provided by investing activities	293,314	187,178

Cash flows from financing activities:
Cash distributions to unitholders	(305,004)	(224,943)
Proceeds from exercise of compensatory options to buy Holding Units	41,446	63,245
Net cash used in financing activities	(263,558)	(161,698)

Net (decrease) in cash and cash equivalents	—	(89)
Cash and cash equivalents as of beginning of period	—	89
Cash and cash equivalents as of end of period	$—	$—

Non-cash investing activities:
Change in accumulated other comprehensive income	$6,332	$1,103
Issuance of Holding Units in exchange for cash awards made by AllianceBernstein under the Partners Compensation Plan	$—	$47,161
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	$35,102	$36,413

Non-cash financing activities:
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	$(12,530)	$(16,648)

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
September 30, 2007
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

•
Institutional Research Services – servicing institutional investors desiring institutional research services including independent, in-depth fundamental research, portfolio strategy, and brokerage-related services.

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

Index

As of September 30, 2007, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “AXA Equitable”), and certain subsidiaries of AXA Financial, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.7% of the issued and outstanding Holding Units.

As of September 30, 2007, the ownership structure of AllianceBernstein, as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	62.6%
Holding	33.0
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	3.1
Other	1.3
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including the general partnership interests in AllianceBernstein and Holding, and their equity interest in Holding, as of September 30, 2007, AXA and its subsidiaries had an approximate 63.2% economic interest in AllianceBernstein.

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

On October 24, 2007, the General Partner declared a distribution of $104.1 million, or $1.20 per unit, representing Available Cash Flow for the three months ended September 30, 2007. Each general partnership unit in Holding is entitled to receive quarterly distributions equal to those received by each limited partnership unit. The distribution is payable on November 15, 2007 to holders of record at the close of business on November 5, 2007. Cash distributions are recorded when declared.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per unit amounts)

Net income – basic	$104,828	$74,003	$284,000	$215,567
Additional allocation of equity in earnings of AllianceBernstein resulting from assumed dilutive effect of compensatory options	1,219	1,238	4,157	3,737
Net income – diluted	$106,047	$75,241	$288,157	$219,304

Weighted average units outstanding – basic	86,680	84,444	86,340	84,037
Dilutive effect of compensatory options	1,525	2,127	1,943	2,192
Weighted average units outstanding – diluted	88,205	86,571	88,283	86,229

Basic net income per unit	$1.21	$0.88	$3.29	$2.57
Diluted net income per unit	$1.20	$0.87	$3.26	$2.54

For the three months ended September 30, 2007, we excluded 1,678,985 out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period) from the diluted net income per unit computation due to their anti-dilutive effect. For the three months ended September 30, 2006, there were no out-of-the-money options. Out-of-the-money options to buy 1,678,985 and 9,712 units for the nine months ended September 30, 2007 and 2006, respectively, have been excluded from the diluted net income per unit computation.

4.	Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein for the nine-month period ended September 30, 2007 were as follows (in thousands):

Investment in AllianceBernstein as of January 1, 2007	$1,567,733
Equity in earnings of AllianceBernstein	312,957
Additional investment with proceeds from exercises of compensatory options to buy Holding Units	41,446
Change in accumulated other comprehensive income	6,332
Cash distributions received from AllianceBernstein	(334,760)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	(12,530)
Impact of initial adoption of FIN 48	145
Awards of Holding Units made by AllianceBernstein under deferred compensations plans, net of forfeitures	35,102
Investment in AllianceBernstein as of September 30, 2007	$1,616,425

5.	Income Taxes

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

Index

In order to preserve Holding’s status as a “grandfathered” publicly traded partnership for federal income tax purposes, management ensures that Holding does not directly or indirectly (through AllianceBernstein) enter into a substantial new line of business. If Holding were to lose its status as a grandfathered publicly traded partnership, it would be subject to corporate income tax, which would reduce materially Holding’s net income and its quarterly distributions to Holding Unitholders. For additional information regarding Holding’s tax status, see Part II, Item 1A of this Form 10-Q.

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN  48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109. FIN 48 requires that the effects of a tax position be recognized in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based solely on its technical merits.  In making this assessment, a company must assume that the taxing authority will examine the tax position and have full knowledge of all relevant information.

We did not recognize a liability for unrecognized tax benefits under FIN 48 as of January 1, 2007, and there is no such liability as of September 30, 2007. Likewise, our financial statements did not reflect a liability for tax positions prior to the application of FIN 48. A liability for unrecognized tax benefits, if required, would be recorded in income tax expense and affect the company’s effective tax rate.

The company is no longer subject to federal, state, and local income tax examinations by tax authorities for all years prior to 2004. Currently, there are no examinations in progress and to date we have not been notified of any future examinations by applicable taxing authorities.

6.	Commitments and Contingencies

Legal and regulatory matters described below pertain to AllianceBernstein and are included here due to their potential significance to Holding’s investment in AllianceBernstein.

Legal Proceedings

With respect to all significant litigation matters, we conduct a probability assessment of the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable, and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation as required by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5”. If the likelihood of a negative outcome is reasonably possible and we are able to determine  an estimate of the possible loss or range of loss, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to inherent uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, or when the litigation is highly complex or broad in scope.

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

Index

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

The matters disclosed in previous reports involving the West Virginia Attorney General and the West Virginia Securities Commissioner have been resolved. The former was dismissed and the latter settled pursuant to an agreement in which AllianceBernstein does not admit liability.

We are involved in various other matters, including employee arbitrations, regulatory inquiries, administrative proceedings, and litigation, some of which allege material damages. While any proceeding or litigation has the element of uncertainty, management believes that the outcome of any one of the other lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations or financial condition.

7.	Comprehensive Income

Partners’ capital is adjusted to reflect certain capital transactions of AllianceBernstein. Comprehensive income was comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)

Net income	$104,828	$74,003	$284,000	$215,567
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(1,507)	617	(1,633)	498
Foreign currency translation adjustment	4,426	(273)	8,035	605
Other	(19)	—	(70)	—
	2,900	344	6,332	1,103
Comprehensive income	$107,728	$74,347	$290,332	$216,670

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein Holding L.P.

We have reviewed the accompanying condensed statement of financial condition of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) as of September 30, 2007, the related condensed statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, and the condensed statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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

We have previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial condition as of December 31, 2006, and the related statements of income, changes in partners’ capital and comprehensive income, and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2007 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of financial condition as of December 31, 2006 is fairly stated in all material respects in relation to the statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
November 2, 2007

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in millions, except per unit amounts)

AllianceBernstein net income	$348.1	$253.0	37.6%	$950.7	$741.7	28.2%
Weighted average equity ownership interest	33.0%	32.4%		32.9%	32.3%
Equity in earnings of AllianceBernstein	$114.9	$82.0	40.0	$313.0	$239.7	30.6
Net income of Holding	$104.8	$74.0	41.7	$284.0	$215.6	31.7
Diluted net income per Holding Unit	$1.20	$0.87	37.9	$3.26	$2.54	28.3
Distribution per Holding Unit	$1.20	$0.87	37.9	$3.27	$2.54	28.7

Net income for the three-month and nine-month periods ended September 30, 2007 increased $30.8 million and $68.4 million, respectively, from net income of $74.0 million and $215.6 million, for the corresponding prior year periods. The increases reflect increased equity in earnings of AllianceBernstein. See AllianceBernstein’s MD&A contained in Exhibit 99.1 to this Form 10-Q.

Earnings Guidance

Our earnings are becoming more seasonal, primarily due to the increasing amount of AllianceBernstein’s assets under management subject to performance fee arrangements, as well as other factors affecting AllianceBernstein’s expense ratios. To clarify this point, in our second quarter 2007 Earnings Release we provided a full year 2007 earnings guidance estimate of approximately $4.90 - $5.25 per Unit, with the fourth quarter accounting for a disproportionate share of the total. In our third quarter 2007 Earnings Release, we estimated that full year 2007 earnings will be approximately $4.50 - $4.80 per Unit, with the entire reduction attributable to substantially lower estimated hedge fund performance fees to be earned by AllianceBernstein. This estimate, which is not being updated in this Report, was based on information available at the time of the Earnings Release and on the assumptions that equity and fixed income market returns would be at annual rates of 8% and 5%, respectively, for the fourth quarter of 2007 and that AllianceBernstein’s net asset inflows for the fourth quarter of 2007 would continue at levels similar to rates experienced during the third quarter of 2007 (adjusted to exclude the $6 billion of index mandate terminations referred to in our third quarter 2007 Earnings Release; see AllianceBernstein’s MD&A contained in Exhibit 99.1 to this Form 10-Q). It is important to stress that our earnings are subject to considerable uncertainty including, but not limited to, capital market volatility, the effect of which can be amplified by the aforementioned increase in assets under management subject to performance fee arrangements. Earnings guidance should be evaluated in this context.

Proposed Tax Legislation

See Part II, Item 1A of this Form 10-Q.

Index

Capital Resources and Liquidity

The following table identifies selected items relating to capital resources and liquidity:

	Nine Months Ended September 30,
	2007	2006	% Change
	(in millions, except per unit amounts)

Partners’ capital, as of September 30	$1,608.7	$1,490.7	7.9%
Distributions received from AllianceBernstein	334.8	250.4	33.7
Distributions paid to unitholders	(305.0)	(224.9)	35.6
Proceeds from exercise of compensatory options	41.4	63.2	(34.5)
Investment in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(41.4)	(63.2)	(34.5)
Purchase of Holding Units by AllianceBernstein to fund deferred compensation plans, net	(12.5)	(16.6)	(24.7)
Issuance of Holding Units in exchange for cash awards made by AllianceBernstein under the Partners Compensation Plan	—	47.2	(100.0)
Awards of Holding Units by AllianceBernstein	35.1	36.4	(3.6)
Available Cash Flow	282.5	214.3	31.8
Distributions per Holding Unit	3.27	2.54	28.7

Cash and cash equivalents were zero as of September 30, 2007 and 2006.  Cash inflows from AllianceBernstein distributions received were offset by income taxes and cash distributions paid to unitholders. Holding is required to distribute all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders (including the General Partner). Management believes that the cash flow realized from its investment in AllianceBernstein will provide Holding with the resources to meet its financial obligations. See Note 2 to the Holding condensed financial statements contained in Item 1 of this Form 10-Q for a description of Available Cash Flow.

Commitments and Contingencies

See Note 6 to the Holding condensed financial statements contained in Item 1 of this Form 10-Q.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

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

The forward-looking statements referred to above also include a description of estimated earnings guidance and related assumptions provided for full year 2007, which was included in our third quarter 2007 Earnings Release, and which is not being updated in this Report.  That earnings guidance was based on information available as of the date of the Earnings Release and a number of assumptions, including, but not limited to, the following:  net asset inflows for the fourth quarter of 2007 continuing at levels similar to the third quarter of 2007 (adjusted to exclude the $6 billion index mandate terminations referred to in our third quarter 2007 Earnings Release) and assumes equity and fixed income market returns at annual rates of 8% and 5%, respectively, for the fourth quarter.  Net inflows of client assets are subject to domestic and international securities market conditions, competitive factors, and relative performance, each of which may have a negative effect on net inflows; capital market performance is inherently unpredictable.  In view of these factors, and particularly given the volatility of capital markets (and the effect of such volatility on performance fees and the value of investments in respect of incentive compensation) and the difficulty of predicting client asset inflows and outflows, our earnings estimates should not be relied on as predictions of actual performance, but only as estimates based on assumptions that may or may not be correct.  There can be no assurance that we will be able to meet the investment and service goals and needs of our clients or that, even if we do, it will have a positive effect on our financial performance.

Index

In addition, the forward-looking statements we make in this Report include our anticipation that the level of net asset flows into our institutional channel will improve in 2008 due to our growing momentum in the defined contribution market, that robust growth will continue in our private client channel, and that we are optimistic about the long-term outlook for our retail business.  The market for defined contribution plan investment services is highly competitive and we may not be successful in winning new mandates.  Also, before they are funded, institutional mandates do not represent legally binding commitments to fund and, accordingly, the possibility exists that not all mandates will be funded in the amounts and at the times we currently anticipate.  Growth in the private client and retail channels may be impaired by changes in competitive and securities market conditions and relative performance. The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset inflows.

OTHER INFORMATION

With respect to the unaudited condensed interim financial information of Holding for the three-month and nine-month periods ended September 30, 2007, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 2, 2007 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act for their report on the unaudited condensed interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Holding’s market risk for the quarter ended September 30, 2007.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 6 to the condensed financial statements contained in Part I, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

In addition to the information set forth below, please consider carefully “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2006.  Such factors could materially affect our revenues, financial condition, results of operations, and business prospects. See also our cautions regarding forward-looking statements in Part I, Item 2 of this Form 10-Q.

Changes in the partnership structure of Holding and AllianceBernstein and/or changes in the tax law governing partnerships would have significant tax ramifications.

Holding, having elected under Section 7704(g) of the Internal Revenue Code of 1986, as amended (“Code”), to be subject to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business, is a “grandfathered” publicly traded partnership for federal income tax purposes.  Holding is also subject to the 4.0% New York City unincorporated business tax (“UBT”), net of credits for UBT paid by AllianceBernstein. In order to preserve Holding’s status as a “grandfathered” publicly traded partnership for federal income tax purposes, management ensures that Holding does not directly or indirectly (through AllianceBernstein) enter into a substantial new line of business. A “new line of business” would be any business that is not closely related to AllianceBernstein’s historical business of providing research and diversified investment management and related services to its clients. A new line of business is “substantial” when a partnership derives more than 15% of its gross income from, or uses more than 15% of its total assets in, the new line of business.

AllianceBernstein is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, AllianceBernstein is subject to the 4.0% UBT. Domestic corporate subsidiaries of AllianceBernstein, which are subject to federal, state and local income taxes, are generally included in the filing of a consolidated federal income tax return with separate state and local income tax returns being filed. Foreign corporate subsidiaries are generally subject to taxes at higher rates in the foreign jurisdiction where they are located. As our business  increasingly operates in countries other than the U.S., our effective tax rate continues to increase because our international subsidiaries are subject to corporate level taxes in the jurisdictions where they are located.

In order to preserve AllianceBernstein’s status as a private partnership for federal income tax purposes, AllianceBernstein Units must not be considered publicly traded. The Amended and Restated Agreement of Limited Partnership of AllianceBernstein provides that all transfers of AllianceBernstein Units must be approved by AXA Equitable and the General Partner; AXA Equitable and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in relevant treasury regulations. If such units were considered readily tradable, AllianceBernstein would be subject to federal and state corporate income tax on its net income. Furthermore, as noted above, should AllianceBernstein enter into a substantial new line of business, Holding, by virtue of its ownership of AllianceBernstein, would lose its status as a grandfathered publicly traded partnership and would become subject to corporate income tax as set forth above.

Earlier this year, Congress proposed tax legislation that would cause certain partnerships whose partnership interests are traded in a public market (“PTPs”) and that derive income from investment adviser or asset management services to be taxed as corporations, thus subjecting their income to a higher level of income tax. Holding is a PTP that derives its income from such services through its ownership interest in AllianceBernstein. However, our review of the legislation in the form proposed confirms our belief that Holding’s PTP status would not be affected. In addition, we have received consistent indications from a number of individuals involved in the legislative process that Holding’s tax status is not the focus of the proposed legislation, and that they do not expect to change that approach. However, we cannot predict whether, or in what form, the proposed tax legislation will pass, and are unable to determine what effect any new legislation might have on us. If Holding were to lose its federal tax status as a grandfathered PTP, it would be subject to corporate income tax, which would reduce materially its net income and quarterly distributions to Holding Unitholders.

Index

In its current form, the proposed legislation would not affect AllianceBernstein, because it is a private partnership.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no Holding Units sold by Holding in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any purchases of Holding Units by AllianceBernstein made in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Units Purchased	(b) Average Price Paid Per Unit, net of Commissions	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
7/1/07 – 7/31/07	991	$88.87	—	—
8/1/07 – 8/31/07	1,149	88.21	—	—
9/1/07 – 9/30/07	—	—	—	—
Total	2,140	$88.52	—	—

All Holding Units were purchased from employees to allow them to fulfill statutory withholding tax requirements at the time of distribution of deferred compensation and compensatory unit awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Amendment and Restatement of the Profit Sharing Plan for Employees of AllianceBernstein L.P. (as amended through September 1, 2007).

10.2	Amendment and Restatement of the Retirement Plan for Employees of AllianceBernstein L.P. (as amended through September 1, 2007).

15.1	Letter from PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding unaudited interim financial information.

31.1	Certification of Mr. Sanders furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Joseph furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

99.1	Part 1, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2007	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer