Form 10-Q
period 2008-03-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2008-05-05
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2008 was 87,404,955.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	March 31, 2008	December 31, 2007
	(unaudited)

ASSETS

Investment in AllianceBernstein	$1,627,785	$1,574,512
Due from AllianceBernstein	2,157	—
Other assets	19	722
Total assets	$1,629,961	$1,575,234

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to AllianceBernstein	$—	$7,460
Other liabilities	9,161	314
Total liabilities	9,161	7,774

Commitments and contingencies (See Note 7)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,676	1,698
Limited partners: 87,304,955 and 86,848,149 limited partnership units issued and outstanding	1,599,031	1,548,212
Accumulated other comprehensive income	20,093	17,550
Total partners’ capital	1,620,800	1,567,460
Total liabilities and partners’ capital	$1,629,961	$1,575,234

See Accompanying Notes to Condensed Financial Statements

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2008	2007

Equity in earnings of AllianceBernstein	$81,997	$87,834

Income taxes	9,561	9,309

Net income	$72,436	$78,525

Net income per unit:
Basic	$0.83	$0.91
Diluted	$0.83	$0.91

See Accompanying Notes to Condensed Financial Statements

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$72,436	$78,525
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of AllianceBernstein	(81,997)	(87,834)
Changes in assets and liabilities:
Decrease in other assets	703	161
(Increase) in due from AllianceBernstein	(2,157)	(3,915)
(Decrease) in payable to AllianceBernstein	(7,460)	(7,149)
Increase in other liabilities	8,847	9,353
Net cash used in operating activities	(9,628)	(10,859)

Cash flows from investing activities:
Investment in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(4,581)	(17,508)
Cash distributions received from AllianceBernstein	102,086	137,475
Net cash provided by investing activities	97,505	119,967

Cash flows from financing activities:
Cash distributions to unitholders	(92,458)	(126,616)
Proceeds from exercise of compensatory options to buy Holding Units	4,581	17,508
Net cash used in financing activities	(87,877)	(109,108)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

Non-cash investing activities:
Change in accumulated other comprehensive income	$2,543	$592
Issuance of Holding Units to fund deferred compensation plans	$18,604	$—
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	$71,093	$36,925

Non-cash financing activities:
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	$(23,459)	$(14,060)

See Accompanying Notes to Condensed Financial Statements

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
March 31, 2008
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

Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein limited partnership interests. The condensed financial statements and notes of Holding should be read in conjunction with the condensed consolidated financial statements and notes of AllianceBernstein included as an exhibit to this quarterly report on Form 10-Q and with Holding’s and AllianceBernstein’s audited financial statements included in Holding’s Form 10-K for the year ended December 31, 2007.

AllianceBernstein provides research, diversified investment management, and related services globally to a broad range of clients. Its principal services include:

•
Institutional Investment Services – servicing its institutional clients, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds, and other investment vehicles.

•
Retail Services – servicing its individual clients, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs sponsored by financial intermediaries worldwide, and other investment vehicles.

•
Private Client Services – servicing its private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately managed accounts, hedge funds, mutual funds, and other investment vehicles.

•	Institutional Research Services – servicing institutional clients seeking independent research, portfolio strategy, and brokerage-related services.

AllianceBernstein also provides distribution, shareholder servicing, and administrative services to the mutual funds it sponsors.

AllianceBernstein provides a broad range of services with expertise in:

•	Value equities, generally targeting stocks that are out of favor and that may trade at bargain prices;

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Fixed income securities, including both taxable and tax-exempt securities;

•	Blend strategies, combining style-pure investment components with systematic rebalancing;

•	Passive management, including both index and enhanced index strategies;

•	Alternative investments, such as hedge funds, currency management, and venture capital; and

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

AllianceBernstein’s independent research is the foundation of its business. AllianceBernstein’s research disciplines include fundamental research, quantitative research, economic research, and currency forecasting capabilities. In addition, AllianceBernstein has created several specialized research units, including one unit that examines global strategic changes that can affect multiple industries and geographies, and another dedicated to identifying potentially successful innovations within private early-stage and later-stage high growth companies.

Index

As of March 31, 2008, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “AXA Equitable”), and certain subsidiaries of AXA Financial, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.7% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of March 31, 2008, the ownership structure of AllianceBernstein, as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	62.5%
Holding	33.2
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	3.1
Unaffiliated Holders	1.2
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including the general partnership interests in AllianceBernstein and Holding, and their equity interest in Holding, as of March 31, 2008, AXA and its subsidiaries had an approximate 63.1% economic interest in AllianceBernstein.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed financial statements of Holding included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The December 31, 2007 condensed statement of financial condition was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

On April 23, 2008, the General Partner declared a distribution of $72.5 million, or $0.83 per unit, representing Available Cash Flow for the three months ended March 31, 2008. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each Holding Unit. The distribution is payable on May 15, 2008 to holders of record at the close of business on May 5, 2008.

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

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per unit amounts)

Net income - basic	$72,436	$78,525
Additional allocation of equity in earnings of AllianceBernstein resulting from assumed dilutive effect of compensatory options	170	1,269
Net income - diluted	$72,606	$79,794

Weighted average units outstanding - basic	87,233	85,944
Dilutive effect of compensatory options	316	2,102
Weighted average units outstanding - diluted	87,549	88,046

Basic net income per unit	$0.83	$0.91
Diluted net income per unit	$0.83	$0.91

As of March 31, 2008 and 2007, we excluded 3,667,552 and 1,669,205 out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period), respectively, from the diluted net income per unit computation due to their anti-dilutive effect.

4.	Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein for the three-month period ended March 31, 2008 were as follows (in thousands):

Investment in AllianceBernstein as of January 1, 2008	$1,574,512
Equity in earnings of AllianceBernstein	81,997
Additional investment with proceeds from exercise of compensatory options to buy Holding Units	4,581
Change in accumulated other comprehensive income	2,543
Cash distributions received from AllianceBernstein	(102,086)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	(23,459)
Issuance of Holding Units to fund deferred compensation plans	18,604
Awards of Holding Units made by AllianceBernstein under deferred compensations plans, net of forfeitures	71,093
Investment in AllianceBernstein as of March 31, 2008	$1,627,785

Index

5.	Units Outstanding

The following table summarizes the activity in Holding Units:

Outstanding as of January 1, 2008	86,948,149
Options exercised	118,500
Units awarded	46,030
Issuance of units	293,344
Units forfeited	(1,068)
Outstanding as of March 31, 2008	87,404,955

Units awarded and units forfeited pertain to restricted unit awards to independent members of the Board of Directors and Century Club Plan unit awards to AllianceBernstein mutual fund sales personnel. Issuance of units pertains to Holding Units issued by AllianceBernstein to fund deferred compensation plan elections by participants.

6.	Income Taxes

Holding is a publicly-traded partnership for federal tax purposes and, accordingly, is not subject to federal or state corporate income taxes. However, Holding is subject to the 4.0% New York City unincorporated business tax (“UBT”), net of credits for UBT paid by AllianceBernstein, and to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business. Holding’s partnership gross income is derived from its interest in AllianceBernstein.

In order to preserve Holding’s status as a “grandfathered” publicly-traded partnership for federal income tax purposes, management ensures that Holding does not directly or indirectly (through AllianceBernstein) enter into a substantial new line of business. However, if Holding were to lose its status as a grandfathered publicly-traded partnership, it would be subject to corporate income tax, which would reduce materially Holding’s net income and its quarterly distributions to Holding Unitholders.

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

On April 21, 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims, and ERISA claims entered into a confidential memorandum of understanding containing their agreement to settle these claims. The agreement will be documented by a stipulation of settlement and will be submitted for court approval at a later date. The settlement amount ($30 million), which we previously expensed and disclosed, has been disbursed. The derivative claims brought on behalf of Holding, in which plaintiffs seek an unspecified amount of damages, remain pending.

Index

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

We are involved in various other matters, including regulatory inquiries, administrative proceedings, and litigation, some of which allege material damages. While any proceeding or litigation has the element of uncertainty, management believes that the outcome of any one of the other lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations or financial condition.

Claims Processing Contingency

During the fourth quarter of 2006, AllianceBernstein recorded a $56.0 million pre-tax charge ($54.5 million, net of related income tax benefit) for the estimated cost of reimbursing certain clients for losses arising out of an error AllianceBernstein made in processing claims for class action settlement proceeds on behalf of these clients, which include some AllianceBernstein-sponsored mutual funds. We believe that most of this cost will ultimately be recovered from residual settlement proceeds and insurance. Our fourth quarter 2006 cash distribution was declared by the General Partner prior to recognition of this adjustment. As a result, to the extent that all or a portion of the cost is recovered in subsequent periods, we do not intend to include recoveries in Available Cash Flow (as defined in the Holding Partnership Agreement), and would not distribute those amounts to unitholders. As of March 31, 2008, AllianceBernstein had $10.0 million remaining in accrued expenses related to the $56.0 million pre-tax charge.

8.	Comprehensive Income

Partners’ capital is adjusted to reflect certain capital transactions of AllianceBernstein. Comprehensive income was comprised of:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per unit amounts)

Net income	$72,436	$78,525
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(997)	(363)
Foreign currency translation adjustment	3,583	982
Changes in retirement plan related items	(43)	(27)
	2,543	592
Comprehensive income	$74,979	$79,117

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein Holding L.P.

We have reviewed the accompanying condensed statement of financial condition of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) as of March 31, 2008, the related condensed statements of income for the three-month periods ended March 31, 2008 and March 31, 2007, and the condensed statements of cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial condition as of December 31, 2007, and the related statements of income, changes in partners’ capital and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 22, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of financial condition as of December 31, 2007, is fairly stated in all material respects in relation to the statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 2, 2008

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein limited partnership interests. The Holding interim condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AllianceBernstein included as an exhibit to this Form 10-Q. They should also be read in conjunction with AllianceBernstein’s audited financial statements and notes and MD&A included in Holding’s Form 10-K for the year ended December 31, 2007.

Results of Operations

	Three Months Ended March 31,
	2008	2007	% Change
	(in millions, except per unit amounts)

AllianceBernstein net income	$247.4	$267.7	(7.6)%
Weighted average equity ownership interest	33.1%	32.8%
Equity in earnings of AllianceBernstein	$82.0	$87.8	(6.6)
Net income of Holding	$72.4	$78.5	(7.8)
Diluted net income per Holding Unit	$0.83	$0.91	(8.8)
Distribution per Holding Unit	$0.83	$0.91	(8.8)

Net income for the three months ended March 31, 2008 decreased $6.1 million to $72.4 million from net income of $78.5 million for the three months ended March 31, 2007. The decrease reflects lower equity in earnings of AllianceBernstein. See AllianceBernstein’s MD&A contained in Exhibit 99.1.

Capital Resources and Liquidity

The following table identifies selected items relating to capital resources and liquidity:

	Three Months Ended March 31,
	2008	2007	% Change
	(in millions, except per unit amounts)

Partners’ capital, as of March 31	$1,620.8	$1,552.2	4.4%
Distributions received from AllianceBernstein	102.1	137.5	(25.7)
Distributions paid to unitholders	(92.5)	(126.6)	(27.0)
Proceeds from exercise of compensatory options to buy Holding Units	4.6	17.5	(73.8)
Investment in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(4.6)	(17.5)	(73.8)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	(23.5)	(14.1)	66.8
Issuance of Holding Units to fund deferred compensation plans	18.6	—	n/m
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	71.1	36.9	92.5
Available Cash Flow	72.5	78.4	(7.5)

Cash and cash equivalents were zero as of March 31, 2008 and 2007.  Cash inflows from AllianceBernstein distributions received were offset by cash distributions paid to unitholders and income taxes paid. Holding is required to distribute all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders (including the General Partner). Management believes that the cash flow realized from its investment in AllianceBernstein will provide Holding with the resources to meet its financial obligations. See Note 2 to the Holding condensed financial statements contained in Item 1 for a description of Available Cash Flow.

Index

Commitments and Contingencies

See Note 7 to the Holding condensed financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AllianceBernstein’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions, and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2007 and Part II, Item 1A of this Form 10-Q. Any or all of the forward-looking statements that we make in this Form 10-Q or any other public statements we issue may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations, and business prospects.

The forward-looking statements referred to in the preceding paragraph include statements regarding:

•
The effect of current market turmoil on investments and investment opportunities, and the timing of a firm-wide resumption of organic growth: The actual performance of the capital markets and other factors beyond our control  will affect our investment success for clients and client asset flows.

•
Our backlog of new institutional mandates not yet funded growing to over $16 billion: Before they are funded,  institutional mandates do not represent legally binding commitments to fund and, accordingly, the possibility exists  that not all mandates will be funded in the amounts and at the times we currently anticipate.

•
Lower compensation expense in future periods resulting from a decline in the value of investments held for employee deferred compensation plans: The actual performance of the capital markets and other factors beyond our  control will affect the value of these investments and thus the level of compensation expense in future periods.

•
Our ability to recover a substantial portion of costs incurred to conclude employment-related arbitrations: Our ability  to recover a substantial portion of these costs depends on the willingness of our insurer to reimburse us under an  existing policy.

•
Our estimate of the cost to reimburse certain of our clients for losses arising out of an error we made in processing class action claims, and our ability to recover most of this cost: Our estimate of the cost to reimburse clients is based  on our review to date; as we continue our review, our estimate and the ultimate cost we incur may change. Our  ability to recover most of the cost of the error depends, in part, on the availability of funds from the related class- action settlement funds, the amount of which is not known, and the willingness of our insurers to reimburse us under  existing policies.

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

OTHER INFORMATION

With respect to the unaudited condensed interim financial information of Holding for the three months ended March 31, 2008, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated May 2, 2008 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Holding’s market risk for the quarter ended March 31, 2008.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Each of Holding and AllianceBernstein maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported in a timely manner, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to permit timely decisions regarding our disclosure.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 to the condensed financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In addition to the information set forth in this report, please consider carefully “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2007.  Such factors could materially affect our revenues, financial condition, results of operations, and business prospects. See also our cautions regarding forward-looking statements in Part I, Item 2.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no Holding Units sold by Holding in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any purchases of Holding Units by AllianceBernstein made in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid Per Unit, net of Commissions	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
1/1/08 - 1/31/08	91,471	$66.39	—	—
2/1/08 - 2/29/08	—	—	—	—
3/1/08 - 3/31/08	5,000	59.20	—	—
Total	96,471	$66.02	—	—

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2008	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer