Form 10-Q
period 2008-06-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2008-08-01
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of June 30, 2008 was 87,577,430.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	June 30, 2008	December 31, 2007
	(unaudited)

ASSETS

Investment in AllianceBernstein	$1,645,472	$1,574,512
Other assets	711	722
Total assets	$1,646,183	$1,575,234

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to AllianceBernstein	$6,889	$7,460
Other liabilities	221	314
Total liabilities	7,110	7,774

Commitments and contingencies (See Note 7)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,688	1,698
Limited partners: 87,477,430 and 86,848,149 limited partnership units issued and outstanding	1,617,759	1,548,212
Accumulated other comprehensive income	19,626	17,550
Total partners’ capital	1,639,073	1,567,460
Total liabilities and partners’ capital	$1,646,183	$1,575,234

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Equity in earnings of AllianceBernstein	$93,042	$110,267	$175,039	$198,101

Income taxes	9,131	9,620	18,692	18,929

Net income	$83,911	$100,647	$156,347	$179,172

Net income per unit:
Basic	$0.96	$1.17	$1.79	$2.08
Diluted	$0.96	$1.16	$1.79	$2.06

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$156,347	$179,172
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of AllianceBernstein	(175,039)	(198,101)
Changes in assets and liabilities:
Decrease in other assets	11	114
(Decrease) increase in payable to AllianceBernstein	(571)	97
(Decrease) in other liabilities	(93)	(1,095)
Net cash used in operating activities	(19,345)	(19,813)

Cash flows from investing activities:
Investment in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(12,559)	(36,801)
Cash distributions received from AllianceBernstein	184,297	224,666
Net cash provided by investing activities	171,738	187,865

Cash flows from financing activities:
Cash distributions to unitholders	(164,952)	(204,853)
Proceeds from exercise of compensatory options to buy Holding Units	12,559	36,801
Net cash used in financing activities	(152,393)	(168,052)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

Non-cash investing activities:
Change in accumulated other comprehensive income	$2,076	$3,432
Issuance of Holding Units to fund deferred compensation plans	$18,604	$—
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	$69,908	$34,138

Non-cash financing activities:
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	$(22,929)	$(13,949)

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
June 30, 2008
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

Index

As of June 30, 2008, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “AXA Equitable”), and certain subsidiaries of AXA Financial, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.6% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of June 30, 2008, the ownership structure of AllianceBernstein, as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	62.5%
Holding	33.2
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	3.1
Unaffiliated Holders	1.2
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. AXA and its subsidiaries were the beneficial owners of approximately 62.7% of the units of limited partnership interest in AllianceBernstein (“AllianceBernstein Units”) at June 30, 2008 (including those held indirectly through its ownership of approximately 1.6% of the issued and outstanding Holding Units) which, including the general partnership interests in AllianceBernstein and Holding, represent an approximate 63.0% economic interest in AllianceBernstein.

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

On July 23, 2008, the General Partner declared a distribution of $84.1 million, or $0.96 per unit, representing Available Cash Flow for the three months ended June 30, 2008. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each Holding Unit. The distribution is payable on August 14, 2008 to holders of record at the close of business on August 4, 2008.

Index

Compensatory Option Plans

AllianceBernstein maintains certain compensation plans under which options to buy Holding Units have been, or may be, granted to employees of AllianceBernstein and independent directors of the General Partner. In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS No. 123-R”), “Share Based Payment”, AllianceBernstein recognizes compensation expense related to grants of compensatory options in the financial statements. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award (determined using the Black-Scholes option valuation model) and is recognized over the vesting period. Upon exercise of Holding Unit options, Holding exchanges the proceeds for AllianceBernstein Units, thus increasing Holding’s investment in AllianceBernstein.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per unit amounts)

Net income – basic	$83,911	$100,647	$156,347	$179,172
Additional allocation of equity in earnings of AllianceBernstein resulting from assumed dilutive effect of compensatory options	139	1,392	312	2,765
Net income – diluted	$84,050	$102,039	$156,659	$181,937

Weighted average units outstanding – basic	87,481	86,389	87,357	86,167
Dilutive effect of compensatory options	206	1,805	267	2,036
Weighted average units outstanding – diluted	87,687	88,194	87,624	88,203

Basic net income per unit	$0.96	$1.17	$1.79	$2.08
Diluted net income per unit	$0.96	$1.16	$1.79	$2.06

For the three months and six months ended June 30, 2008, we excluded 3,664,405 out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period) from the diluted net income per unit computation due to their anti-dilutive effect. For the three months and six months ended June 30, 2007, we excluded 1,669,205 out-of-the-money options from the diluted net income per unit computation due to their anti-dilutive effect.

4.	Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein for the six-month period ended June 30, 2008 were as follows (in thousands):

Investment in AllianceBernstein as of December 31, 2007	$1,574,512
Equity in earnings of AllianceBernstein	175,039
Additional investment with proceeds from exercise of compensatory options to buy Holding Units	12,559
Change in accumulated other comprehensive income	2,076
Cash distributions received from AllianceBernstein	(184,297)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	(22,929)
Issuance of Holding Units to fund deferred compensation plans	18,604
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	69,908
Investment in AllianceBernstein as of June 30, 2008	$1,645,472

Index

5.	Units Outstanding

The following table summarizes the activity in Holding Units during the first six months of 2008:

Outstanding as of December 31, 2007	86,948,149
Options exercised	289,467
Units awarded	48,365
Issuance of units	293,344
Units forfeited	(1,895)
Outstanding as of June 30, 2008	87,577,430

Units awarded and units forfeited pertain to restricted unit awards made to independent members of the Board of Directors and to Century Club Plan unit awards made to AllianceBernstein employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds and who meet certain sales targets. Issuance of units pertains to Holding Units issued by AllianceBernstein to fund deferred compensation plan elections by participants.

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

Claims Processing Contingency

During the fourth quarter of 2006, AllianceBernstein recorded a $56.0 million pre-tax charge ($54.5 million, net of related income tax benefit) for the estimated cost of reimbursing certain clients for losses arising out of an error AllianceBernstein made in processing claims for class action settlement proceeds on behalf of these clients, which include some AllianceBernstein-sponsored mutual funds. We believe that most of this cost will ultimately be recovered from residual settlement proceeds and insurance. Our fourth quarter 2006 cash distribution was declared by the General Partner prior to recognition of this adjustment. As a result, to the extent that all or a portion of the cost is recovered by AllianceBernstein in subsequent periods, it does not intend to include recoveries in Available Cash Flow (as defined in the AllianceBernstein Partnership Agreement), and will not distribute those amounts to its unitholders. As of June 30, 2008, AllianceBernstein had $9.8 million remaining in accrued liabilities related to the $56.0 million pre-tax charge.

8.	Comprehensive Income

Partners’ capital is adjusted to reflect certain capital transactions of AllianceBernstein. Comprehensive income was comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)

Net income	$83,911	$100,647	$156,347	$179,172
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(200)	237	(1,197)	(126)
Foreign currency translation adjustment	(213)	2,628	3,370	3,609
Changes in retirement plan related items	(54)	(25)	(97)	(51)
	(467)	2,840	2,076	3,432
Comprehensive income	$83,444	$103,487	$158,423	$182,604

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein Holding L.P.

We have reviewed the accompanying condensed statement of financial condition of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) as of June 30, 2008, the related condensed statements of income for the three-month and six-month periods ended June 30, 2008 and 2007, and the condensed statements of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial condition as of December 31, 2007, and the related statements of income, of changes in partners’ capital and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 22, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of financial condition as of December 31, 2007 is fairly stated in all material respects in relation to the statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
August 1, 2008

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(in millions, except per unit amounts)

AllianceBernstein net income	$280.3	$334.9	(16.3)%	$527.7	$602.6	(12.4)%
Weighted average equity ownership interest	33.2%	32.9%		33.2%	32.9%
Equity in earnings of AllianceBernstein	$93.0	$110.3	(15.6)	$175.0	$198.1	(11.6)
Net income of Holding	$83.9	$100.6	(16.6)	$156.3	$179.2	(12.7)
Diluted net income per Holding Unit	$0.96	$1.16	(17.2)	$1.79	$2.06	(13.1)
Distribution per Holding Unit	$0.96	$1.16	(17.2)	$1.79	$2.07	(13.5)

Net income for the three-month and six-month periods ended June 30, 2008 decreased $16.7 million and $22.9 million, respectively, to $83.9 million and $156.3 million from net income of $100.6 million and $179.2 million, for the corresponding prior year periods. The decrease reflects lower equity in earnings of AllianceBernstein. See AllianceBernstein’s MD&A contained in Exhibit 99.1.

Capital Resources and Liquidity

The following table identifies selected items relating to capital resources and liquidity:

	Six Months Ended June 30,
	2008	2007	% Change
	(in millions)

Partners’ capital, as of June 30	$1,639.1	$1,594.1	2.8%
Distributions received from AllianceBernstein	184.3	224.7	(18.0)
Distributions paid to unitholders	(165.0)	(204.9)	(19.5)
Proceeds from exercise of compensatory options to buy Holding Units	12.6	36.8	(65.9)
Investment in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(12.6)	(36.8)	(65.9)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	(22.9)	(13.9)	64.4
Issuance of Holding Units to fund deferred compensation plans	18.6	—	n/m
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	69.9	34.1	104.8
Available Cash Flow	156.6	178.7	(12.4)

Cash and cash equivalents were zero as of June 30, 2008 and 2007.  Cash inflows from AllianceBernstein distributions received were offset by cash distributions paid to unitholders and income taxes paid. Holding is required to distribute all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders (including the General Partner). Management believes that the cash flow realized from its investment in AllianceBernstein will provide Holding with the resources to meet its financial obligations. See Note 2 to the Holding condensed financial statements contained in Item 1 for a description of Available Cash Flow.

Index

Commitments and Contingencies

See Note 7 to the Holding condensed financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AllianceBernstein’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions, and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2007 and Part II, Item 1A of this Form 10-Q. Any or all of the forward-looking statements that we make in Form 10-K, this Form 10-Q or any other public statements we issue may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations, and business prospects.

The forward-looking statements referred to in the preceding paragraph include statements regarding:

•
Turbulent market conditions providing opportunities for strong relative and absolute investment performance in future periods: The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset flows. Turbulent market conditions may continue for longer than anticipated or may worsen, which would make achieving investment success for our clients more difficult.

•
Our backlog of new institutional mandates not yet funded: Before they are funded, institutional mandates do not represent legally binding commitments to fund and, accordingly, the possibility exists that not all mandates will be funded in the amounts and at the times we currently anticipate.

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

•
Our substantial capital base and access to public and private debt providing adequate liquidity for our general business needs: Our substantial capital base is dependent on our cash flow from operations, which is subject to the performance of the capital markets and other factors beyond our control. Our access to public and private debt, as well as the market for debt or equity we may choose to issue, may be limited by turbulent market conditions and changes in government regulations, including tax rates and interest rates.

OTHER INFORMATION

With respect to the unaudited condensed interim financial information of Holding for the three-month and six-month periods ended June 30, 2008, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 1, 2008 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Holding’s market risk for the quarter ended June 30, 2008.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no Holding Units sold by Holding in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any purchases of Holding Units by AllianceBernstein made in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid Per Unit, net of Commissions	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
4/1/08 - 4/30/08	3,085	$58.59	—	—
5/1/08 - 5/31/08	57	63.41	—	—
6/1/08 - 6/30/08	—	—	—	—
Total	3,142	$58.68	—	—

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

99.1	Part I, Items 1 through 4, of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

Index

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2008	AllianceBernstein Holding l.p.

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer