Form 10-Q
period 2008-09-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2008-10-31
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of September 30, 2008 was 87,595,926.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index to Form 10-Q

Index

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	September 30, 2008	December 31, 2007
	(unaudited)

ASSETS

Investment in AllianceBernstein	$1,610,189	$1,574,512
Other assets	945	722
Total assets	$1,611,134	$1,575,234

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to AllianceBernstein	$6,691	$7,460
Other liabilities	346	314
Total liabilities	7,037	7,774

Commitments and contingencies (See Note 7)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,666	1,698
Limited partners: 87,495,926 and 86,848,149 limited partnership units issued and outstanding	1,598,923	1,548,212
Accumulated other comprehensive income	3,508	17,550
Total partners’ capital	1,604,097	1,567,460
Total liabilities and partners’ capital	$1,611,134	$1,575,234

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Equity in earnings of AllianceBernstein	$72,936	$114,856	$247,975	$312,957

Income taxes	8,575	10,028	27,267	28,957

Net income	$64,361	$104,828	$220,708	$284,000

Net income per unit:
Basic	$0.73	$1.21	$2.52	$3.29
Diluted	$0.73	$1.20	$2.52	$3.26

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$220,708	$284,000
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of AllianceBernstein	(247,975)	(312,957)
Changes in assets and liabilities:
(Increase) decrease in other assets	(223)	101
(Decrease) increase in payable to AllianceBernstein	(769)	749
Increase (decrease) in other liabilities	32	(1,649)
Net cash used in operating activities	(28,227)	(29,756)

Cash flows from investing activities:
Investment in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(13,353)	(41,446)
Cash distributions received from AllianceBernstein	277,127	334,760
Net cash provided by investing activities	263,774	293,314

Cash flows from financing activities:
Cash distributions to unitholders	(248,900)	(305,004)
Proceeds from exercise of compensatory options to buy Holding Units	13,353	41,446
Net cash used in financing activities	(235,547)	(263,558)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

Non-cash investing activities:
Change in accumulated other comprehensive income	$(14,042)	$6,332
Issuance of Holding Units to fund deferred compensation plans	$18,604	$—
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	$68,720	$35,102

Non-cash financing activities:
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	$(21,806)	$(12,530)

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
September 30, 2008
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

Index

AllianceBernstein’s independent research is the foundation of its business. AllianceBernstein’s research disciplines include fundamental research, quantitative research, economic research, and currency forecasting capabilities. In addition, AllianceBernstein has created several specialized research units, including one unit that examines global strategic changes that can affect multiple industries and geographies, and another dedicated to identifying potentially successful innovations within private early-stage and later-stage high potential growth companies.

As of September 30, 2008, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “AXA Equitable”), and certain subsidiaries of AXA Financial, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.6% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of September 30, 2008, the ownership structure of AllianceBernstein, as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	62.4%
Holding	33.2
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	3.1
Unaffiliated Holders	1.3
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. AXA and its subsidiaries were the beneficial owners of approximately 62.6% of the units of limited partnership interest in AllianceBernstein (“AllianceBernstein Units”) at September 30, 2008 (including those held indirectly through its ownership of approximately 1.6% of the issued and outstanding Holding Units) which, including the general partnership interests in AllianceBernstein and Holding, represent an approximate 63.0% economic interest in AllianceBernstein.

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

Cash Distributions

Holding is required to distribute quarterly all of its Available Cash Flow, as defined in the Amended and Restated Agreement of Limited Partnership of Holding (“Holding Partnership Agreement”), to its unitholders pro rata in accordance with their percentage interests in Holding. Available Cash Flow is defined as the cash distributions Holding receives from AllianceBernstein minus such amounts as the General Partner determines, in its sole discretion, should be retained by Holding for use in its business.

On October 22, 2008, the General Partner declared a distribution of $52.6 million, or $0.60 per unit, representing Available Cash Flow for the three months ended September 30, 2008. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each Holding Unit. The distribution is payable on November 13, 2008 to holders of record at the close of business on November 3, 2008.

Index

During the third quarter of 2008, AllianceBernstein recorded approximately $35.3 million in insurance recoveries relating to payments made for a class action claims processing error for which it recorded a charge of $56.0 million in the fourth quarter of 2006 (see Note 7). AllianceBernstein’s and Holding’s fourth quarter 2006 cash distributions were based on net income as calculated prior to AllianceBernstein recording the charge. Accordingly, the insurance recoveries ($0.13 per unit) are not included in AllianceBernstein’s or Holding’s cash distributions to unitholders, which were declared on October 22, 2008.

Compensatory Option Plans

AllianceBernstein maintains certain compensation plans under which options to buy Holding Units have been, or may be, granted to employees of AllianceBernstein and independent directors of the General Partner. In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS No. 123-R”), “Share Based Payment”, AllianceBernstein recognizes compensation expense related to grants of compensatory options in its financial statements. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award (determined using the Black-Scholes option valuation model) and is recognized over the vesting period. Upon exercise of Holding Unit options, Holding exchanges the proceeds for AllianceBernstein Units, thus increasing Holding’s investment in AllianceBernstein.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per unit amounts)

Net income – basic	$64,361	$104,828	$220,708	$284,000
Additional allocation of equity in earnings of AllianceBernstein resulting from assumed dilutive effect of compensatory options	251	1,243	1,531	4,141
Net income – diluted	$64,612	$106,071	$222,239	$288,141

Weighted average units outstanding – basic	87,582	86,680	87,433	86,340
Dilutive effect of compensatory options	515	1,556	909	1,936
Weighted average units outstanding – diluted	88,097	88,236	88,342	88,276

Basic net income per unit	$0.73	$1.21	$2.52	$3.29
Diluted net income per unit	$0.73	$1.20	$2.52	$3.26

For the three months and nine months ended September 30, 2008, we excluded, respectively, 5,073,605 and 3,664,405 out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period) from the diluted net income per unit computation due to their anti-dilutive effect. For the three months and nine months ended September 30, 2007, we excluded 1,678,985 out-of-the-money options from the diluted net income per unit computation due to their anti-dilutive effect.

4.	Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein for the nine-month period ended September 30, 2008 were as follows (in thousands):

Investment in AllianceBernstein as of December 31, 2007	$1,574,512
Equity in earnings of AllianceBernstein	247,975
Additional investment with proceeds from exercise of compensatory options to buy Holding Units	13,353
Change in accumulated other comprehensive income	(14,042)
Cash distributions received from AllianceBernstein	(277,127)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	(21,806)
Issuance of Holding Units to fund deferred compensation plans	18,604
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	68,720
Investment in AllianceBernstein as of September 30, 2008	$1,610,189

Index

5.	Units Outstanding

The following table summarizes the activity in Holding Units during the first nine months of 2008:

Outstanding as of December 31, 2007	86,948,149
Options exercised	315,467
Units awarded	48,365
Issuance of units	293,344
Units forfeited	(9,399)
Outstanding as of September 30, 2008	87,595,926

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

We are involved in various other matters, including regulatory inquiries, administrative proceedings, and litigation, some of which allege substantial damages. While any inquiry, proceeding or litigation has the element of uncertainty, management believes that the outcome of any one of the other regulatory inquiries, administrative proceedings, lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations or financial condition.

Claims Processing Contingency

During the fourth quarter of 2006, AllianceBernstein recorded a $56.0 million pre-tax charge ($54.5 million, net of related income tax benefit) for the estimated cost of reimbursing certain clients for losses arising out of an error AllianceBernstein made in processing claims for class action settlement proceeds on behalf of these clients, which include some AllianceBernstein-sponsored mutual funds. During the third quarter of 2008, AllianceBernstein recorded approximately $35.3 million in insurance recoveries relating to this error. AllianceBernstein’s and Holding’s fourth quarter 2006 cash distributions were based on net income as calculated prior to AllianceBernstein recording the charge. Accordingly, the insurance recoveries ($0.13 per unit) are not included in AllianceBernstein’s or Holding’s cash distribution to unitholders, which were declared on October 22, 2008. As of September 30, 2008, AllianceBernstein had $7.8 million remaining in accrued liabilities related to the $56.0 million pre-tax charge.

8.	Comprehensive Income

Partners’ capital is adjusted to reflect its pro-rata share of certain transactions of AllianceBernstein. Comprehensive income consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)

Net income	$64,361	$104,828	$220,708	$284,000
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	(108)	(1,507)	(1,305)	(1,633)
Foreign currency translation adjustment	(15,977)	4,426	(12,607)	8,035
Changes in retirement plan related items	(33)	(19)	(130)	(70)
	(16,118)	2,900	(14,042)	6,332
Comprehensive income	$48,243	$107,728	$206,666	$290,332

9.	Subsequent Events

In our news release reporting financial and operating results for the third quarter of 2008, AllianceBernstein announced its intention to reduce headcount and future capital outlays in order to lower its expense base in light of declines in assets under management and net revenues. Although the size of the headcount reduction has not yet been determined, most of the reduction will occur in the fourth quarter of 2008 and will result in a charge against earnings.

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein Holding L.P.

We have reviewed the accompanying condensed statement of financial condition of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) as of September 30, 2008, the related condensed statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007, and the condensed statements of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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
October 31, 2008

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(in millions, except per unit amounts)

AllianceBernstein net income	$219.5	$348.1	(36.9)%	$747.3	$950.7	(21.4)%
Weighted average equity ownership interest	33.2%	33.0%		33.2%	32.9%
Equity in earnings of AllianceBernstein	$72.9	$114.9	(36.5)	$248.0	$313.0	(20.8)
Net income of Holding	$64.4	$104.8	(38.6)	$220.7	$284.0	(22.3)
Diluted net income per Holding Unit	$0.73	$1.20	(39.2)	$2.52	$3.26	(22.7)
Distribution per Holding Unit	$0.60	$1.20	(50.0)	$2.39	$3.27	(26.9)

Net income for the three-month and nine-month periods ended September 30, 2008 decreased $40.4 million and $63.3 million, respectively, to $64.4 million and $220.7 million from net income of $104.8 million and $284.0 million, for the corresponding prior year periods. The decrease reflects lower equity in earnings of AllianceBernstein. See AllianceBernstein’s MD&A contained in Exhibit 99.1.

Claims Processing Contingency

During the fourth quarter of 2006, AllianceBernstein recorded a $56.0 million pre-tax charge ($54.5 million, net of related income tax benefit, or $0.21 per unit) for the estimated cost of reimbursing certain clients for losses arising out of an error AllianceBernstein made in processing claims for class action settlement proceeds on behalf of these clients, which include some AllianceBernstein-sponsored mutual funds. During the third quarter of 2008, AllianceBernstein recorded approximately $35.3 million in insurance recoveries relating to this error. AllianceBernstein’s and Holding's fourth quarter 2006 cash distributions were based on net income as calculated prior to AllianceBernstein recording the charge. Accordingly, the insurance recoveries ($0.13 per unit) are not included in AllianceBernstein’s or Holding’s cash distributions to unitholders, which were declared on October 22, 2008. As of September 30, 2008, AllianceBernstein had $7.8 million remaining in accrued liabilities related to the $56.0 million pre-tax charge, some of which we hope to recover for our clients in future periods from related class action settlement funds, the amount of which is not known.

Expense Reduction

In our news release reporting financial and operating results for the third quarter of 2008, AllianceBernstein announced its intention to reduce headcount and future capital outlays in order to lower its expense base in light of declines in assets under management and net revenues. Although the size of the headcount reduction has not yet been determined, most of the reduction will occur in the fourth quarter of 2008 and will result in a charge against earnings.

Index

Capital Resources and Liquidity

The following table identifies selected items relating to capital resources and liquidity:

	Nine Months Ended September 30,
	2008	2007	% Change
	(in millions)

Partners’ capital, as of September 30	$1,604.1	$1,608.7	(0.3)%
Distributions received from AllianceBernstein	277.1	334.8	(17.2)
Distributions paid to unitholders	(248.9)	(305.0)	(18.4)
Proceeds from exercise of compensatory options to buy Holding Units	13.4	41.4	(67.8)
Investment in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(13.4)	(41.4)	(67.8)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	(21.8)	(12.5)	74.0
Issuance of Holding Units to fund deferred compensation plans	18.6	—	n/m
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	68.7	35.1	95.8
Available Cash Flow	209.0	282.5	(26.0)

Cash and cash equivalents were zero as of September 30, 2008 and 2007.  Cash inflows from AllianceBernstein distributions received were offset by cash distributions paid to unitholders and income taxes paid. Holding is required to distribute quarterly all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders (including the General Partner). Management believes that the cash flow realized from its investment in AllianceBernstein will provide Holding with the resources to meet its financial obligations. See Note 2 to the condensed financial statements contained in Item 1 for a description of Available Cash Flow.

Commitments and Contingencies

See Note 7 to the condensed financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AllianceBernstein’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions, and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2007 and Part II, Item 1A of this Form 10-Q. Any or all of the forward-looking statements that we make in Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations, and business prospects.

The forward-looking statements referred to in the preceding paragraph include statements regarding:

•
Our confidence in our investment and client service professionals to work closely with our clients to guide them through this period of stress and volatility: The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset flows.

•
Our backlog of new institutional mandates not yet funded: Before they are funded, institutional mandates do not represent legally binding commitments to fund and, accordingly, the possibility exists that not all mandates will be funded in the amounts and at the times we currently anticipate.

•
Our hope that we will recover a portion of the $7.8 million remaining in accrued liabilities related to the claims processing error-related charge: Our ability to recover more of this cost depends on the availability of funds from the related class-action settlement funds, the amount of which is not known.

Index

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

•
Our solid financial foundation and access to public and private debt providing adequate liquidity for our general business needs: Our solid financial foundation is dependent on our cash flow from operations, which is subject to the performance of the capital markets and other factors beyond our control. Our access to public and private debt, as well as the market for debt or equity we may choose to issue, may be limited by turbulent market conditions and changes in government regulations, including tax rates and interest rates.

•
The possibility that future impairment tests of goodwill, intangible assets, and the deferred sales commission asset may result in impairments:  To the extent that securities valuations stay depressed for prolonged periods of time and market conditions stagnate or worsen as a result of the global financial crisis (factors that are beyond our control), our assets under management, profitability, and unit price may be adversely affected. As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections which may result in an impairment of goodwill, intangible assets, and the deferred sales commission asset.

•
The cash flow Holding realizes from its investment in AllianceBernstein providing Holding with the resources necessary to meet its financial obligations: Holding’s cash flow is dependent on the quarterly cash distributions it receives from AllianceBernstein.  Accordingly, Holding’s ability to meet its financial obligations is dependent on AllianceBernstein’s cash flow from its operations, which is subject to the performance of the capital markets and other factors beyond our control.

OTHER INFORMATION

With respect to the unaudited condensed interim financial information of Holding for the three-month and nine-month periods ended September 30, 2008, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 31, 2008 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Holding’s market risk for the quarter ended September 30, 2008.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Holding and AllianceBernstein each maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported in a timely manner, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to permit timely decisions regarding our disclosure.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 to the condensed financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In our Form 10-K for the year ended December 31, 2007, we note in “Risk Factors” in Part I, Item 1A that a shift by our clients towards fixed income products might result in a related decline in revenues and income because we generally earn higher revenues from assets invested in our equity services than in our fixed income services.  The same would be true of a shift towards passive investments from active investments.  The global economic turmoil in recent months has caused some investors to shift their focus away from equities to fixed income, passive, or money market products (some of which we do not offer), and this trend may continue or accelerate.

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

99.1	Part I, Items 1 through 4, of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2008	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer