Form 10-K
period 2008-12-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2009-02-23
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer  ☒         Accelerated filer  ☐         Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒

The aggregate market value of the units representing assignments of beneficial ownership of limited partnership interests held by non-affiliates computed by reference to the price at which such units were last sold on the New York Stock Exchange as of June 30, 2008 was approximately $4.544 million.

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of February 2, 2009 was 91,910,013. (This figure includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.)

DOCUMENTS INCORPORATED BY REFERENCE

This Form 10-K does not incorporate any document by reference.

Glossary of Certain Defined Terms

“AllianceBernstein” – AllianceBernstein L.P. (Delaware limited partnership formerly known as Alliance Capital Management L.P., “Alliance Capital”), the operating partnership, and its subsidiaries and, where appropriate, its predecessors, Holding and ACMC, Inc. and their respective subsidiaries.

“AllianceBernstein Investments” – AllianceBernstein Investments, Inc. (Delaware corporation), a wholly-owned subsidiary of AllianceBernstein that services retail clients and distributes company-sponsored mutual funds.

“AllianceBernstein Partnership Agreement” – the Amended and Restated Agreement of Limited Partnership of AllianceBernstein, dated as of October 29, 1999 and as amended February 24, 2006.

“AllianceBernstein Units” – units of limited partnership interest in AllianceBernstein.

“AUM” – assets under management for clients.

“AXA” – AXA (société anonyme organized under the laws of France), the holding company for an international group of insurance and related financial services companies engaged in the financial protection and wealth management businesses.

“AXA Equitable” – AXA Equitable Life Insurance Company (New York stock life insurance company), an indirect wholly-owned subsidiary of AXA Financial, and its subsidiaries other than AllianceBernstein and its subsidiaries.

“AXA Financial” – AXA Financial, Inc. (Delaware corporation), a wholly-owned subsidiary of AXA.

“Bernstein GWM” – Bernstein Global Wealth Management, a unit of AllianceBernstein that services private clients.

“Bernstein Transaction” – on October 2, 2000, AllianceBernstein’s acquisition of the business and assets of SCB Inc., formerly known as Sanford C. Bernstein Inc. (“Bernstein”), and assumption of the liabilities of the Bernstein business.

“Exchange Act” – the Securities Exchange Act of 1934, as amended.

“ERISA” – the Employee Retirement Income Security Act of 1974, as amended.

“General Partner” – AllianceBernstein Corporation (Delaware corporation), the general partner of AllianceBernstein and Holding and a wholly-owned subsidiary of AXA Equitable, and, where appropriate, ACMC, Inc., its predecessor.

“Holding” – AllianceBernstein Holding L.P. (Delaware limited partnership).

“Holding Partnership Agreement” – the Amended and Restated Agreement of Limited Partnership of Holding, dated as of October 29, 1999 and as amended February 24, 2006.

“Holding Units” – units representing assignments of beneficial ownership of limited partnership interests in Holding.

“Investment Advisers Act” – the Investment Advisers Act of 1940, as amended.

“Investment Company Act” – the Investment Company Act of 1940, as amended.

“NYSE” – the New York Stock Exchange, Inc.

“Partnerships” – AllianceBernstein and Holding together.

“SCB” – SCB LLC and SCBL together.

“SCB LLC” – Sanford C. Bernstein & Co., LLC (Delaware limited liability company), a wholly-owned subsidiary of AllianceBernstein that provides institutional research services in the United States.

“SCBL” – Sanford C. Bernstein Limited (U.K. company), a wholly-owned subsidiary of AllianceBernstein that provides institutional research services primarily in Europe.

“SEC” – the United States Securities and Exchange Commission.

“Securities Act” – the Securities Act of 1933, as amended.

(ii)

PART I

Item 1.	Business

The words “we” and “our” in this Form 10-K refer collectively to Holding and AllianceBernstein, or to their officers and employees. Similarly, the words “company” and “firm” refer to both Holding and AllianceBernstein. Where the context requires distinguishing between Holding and AllianceBernstein, we identify which of them is being discussed. Cross-references are in italics.

We use “global” in this Form 10-K to refer to all nations, including the United States; we use “international” or “non-U.S.” to refer to nations other than the United States.

We use “emerging markets” in this Form 10-K to refer to countries considered to be developing countries by the international financial community and countries included in the MSCI emerging markets index. As of February 2, 2009, examples of such countries are Argentina, Brazil, Chile, Columbia, Czech Republic, Egypt, Hungary, India, Indonesia, Israel, Jordan, Malaysia, Mexico, Pakistan, the People’s Republic of China, Peru, the Philippines, Poland, Russia, South Africa, South Korea, Taiwan, Thailand and Turkey.

We use the term “hedge funds” in this Form 10-K to refer to private investment partnerships we sponsor that invest in various alternative strategies such as leverage, short selling of securities and utilizing forward contracts, currency options and other derivatives.

Recent Developments

2008 Overview

The collapse of the U.S. sub-prime mortgage market in the second half of 2007 triggered in 2008 dramatic capital market losses and financial sector dislocation that led to the loss of tens of trillions of dollars of wealth and severely impaired the business dynamics of our industry and our firm. Equity returns across the capital markets were sharply negative in 2008, declining 20% or more in the fourth quarter.  The S&P 500, down 22.6% for the fourth quarter and 38.5% for the year (excluding reinvested dividends), posted its worst quarter since the fourth quarter of 1987 and its worst year since 1931.  There was little discrimination across styles or geographies in 2008, as the Russell 1000 Value and Russell 1000 Growth indices declined 36.8% and 38.4% for the year, respectively, and global equities declined more than 40% for the year.  2008 was the worst year for the MSCI EAFE Index (down 43.4%) since its inception in 1969, while the MSCI World and MSCI Emerging Markets indices fell 40.7% and 53.3%, respectively.

Within the capital markets, we have recently seen some signs of improving credit conditions, as stronger corporate credits have been able to access capital markets, credit spreads have tightened slightly, and liquidity has improved in some areas.  At the same time, however, economic conditions continue to deteriorate; housing, credit, employment, GDP levels and retail sales all continue to show significant weakness. Furthermore, the balance sheets of the world’s largest banks continue to be under acute financial stress and lending activities remain sporadic.

Governments and central banks around the globe are focused on creating demand for goods and services and stimulating credit.  Historically, when governmental stimulus efforts take hold they produce increased lending activity.  Of course, the timing of any recovery will depend significantly on when and how government stimulus funds are spent.

At AllianceBernstein, the financial crisis had a significant adverse effect on our business in 2008. Our assets under management have declined 42.3% from $800.4 billion at December 31, 2007 to $462.0 billion at December 31, 2008.  This decline in assets under management, as well as market losses on our deferred compensation plan-related investments, were the primary factors producing a 22.3% decline in net revenues and a 33.4% decline in net income during 2008.  Our unit price declined 72.4%, from $75.25 at the end of 2007 to $20.79 at the end of 2008.

Change in Leadership

On December 19, 2008, the Board of Directors (“Board”) of the General Partner named Peter S. Kraus Chairman of the Board of the General Partner and Chief Executive Officer (“CEO”) of the General Partner, AllianceBernstein and Holding.  Mr. Kraus replaced Lewis A. Sanders, former Chairman of the Board of the General Partner and CEO of the General Partner, AllianceBernstein and Holding, who announced his retirement on December 19, 2008.

For additional information about Mr. Kraus, see “Directors and Executive Officers” in Item 10 and “Compensation Discussion and Analysis (“CD&A”)” in Item 11.

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

Products and Services

We offer a broad range of investment products and services to our clients:

•
To our institutional clients, we offer separately managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles (“Institutional Investment Services”);

•
To our retail clients, we offer retail mutual funds sponsored by AllianceBernstein, our subsidiaries and our affiliated joint venture companies, sub-advisory relationships with mutual funds sponsored by third parties, separately managed account programs sponsored by various financial intermediaries worldwide (“Separately Managed Account Programs”) and other investment vehicles (collectively, “Retail Services”);

•
To our private clients, we offer diversified investment management services through separately managed accounts, hedge funds, mutual funds and other investment vehicles (“Private Client Services”); and

•	To institutional investors, we offer independent research, portfolio strategy and brokerage-related services (“Institutional Research Services”).

These services are provided by a group of investment professionals with significant expertise in their respective disciplines (see “Employees” in this Item 1). Our buy-side research analysts, who are located around the world, support our portfolio managers. Together, they oversee a number of different types of investment services within various vehicles (discussed above) and strategies (discussed below). Our sell-side research analysts provide the foundation for our Institutional Research Services.

Our services include:

•	Value equities, generally targeting stocks that are out of favor and that may trade at bargain prices;

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Fixed income securities, including both taxable and tax-exempt securities;

•	Blend strategies, combining style-pure investment components with systematic rebalancing;

•	Passive management, including both index and enhanced index strategies;

•	Alternative investments, such as hedge funds, currency management strategies and venture capital; and

•
Asset allocation services, by which we offer specifically-tailored investment solutions for our clients (e.g., customized target-date fund retirement services for institutional defined contribution plan clients).

We manage these services using various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global and emerging markets), as well as local and regional disciplines in major markets around the world.

Blend strategies are a key component of our product line. As of December 31, 2008, blend AUM was $85 billion (representing 18% of our company-wide AUM), a decrease of 52% from $175 billion as of December 31, 2007 and 37% from $134 billion as of December 31, 2006.

We market and distribute alternative investment products (which include hedge funds, venture capital and currency management strategies) globally to high-net-worth clients and, more recently, to institutional investors. Alternative product AUM totaled $6.6 billion as of December 31, 2008, $3.3 billion of which was private client AUM (primarily hedge funds) and $3.3 billion of which was institutional AUM (primarily currency services). Our hedge fund AUM constitutes only a small portion of our company-wide AUM, but can have a disproportionately large effect on our revenues because of the performance-based fees we may be eligible to earn. For additional information about these fees, see “Revenues” in this Item 1, “Risk Factors” in Item 1A, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Sub-advisory client mandates span our investment strategies, including growth, value, fixed income and blend. We serve as sub-adviser for retail mutual funds, insurance products, retirement platforms and institutional investment products.

In addition, in August 2008, we created a new initiative called AllianceBernstein Defined Contribution Investments (“ABDC”) focused on expanding our firm’s capabilities in the defined contribution (“DC”) market. ABDC seeks to provide the most effective DC investment solutions in the industry as measured by product features, reliability, cost and flexibility to meet specialized client needs by integrating research and investment design, product strategy, strategic partnerships (e.g., record-keeper partnerships and operations collaboration), and client implementation and service.  As of December 31, 2008, our DC assets under management, which are spread across our three distribution channels, totaled $18.2 billion and our pipeline of won but unfunded DC mandates was $3.5 billion.

Global Reach

We serve clients in major global markets through operations in 47 cities in 25 countries. Our client base includes investors throughout the Americas, Europe, Asia, Africa and Australia. We utilize an integrated global investment platform that provides our clients with access to local (country-specific), international, and global research and investment strategies.

Assets under management by client domicile and investment service as of December 31, 2008, 2007 and 2006 were as follows:

By Client Domicile ($ in billions):

By Investment Service ($ in billions):

Our international client base decreased by 43% during 2008 and increased 23% during 2007.  Our global and international AUM decreased by 47% during 2008 and increased 27% during 2007. In addition, approximately 76%, 80% and 76% of our gross asset inflows (sales / new accounts) during 2008, 2007 and 2006, respectively, were invested in global and international investment services. The shift in AUM mix towards U.S. assets and away from Global / International assets, which is the opposite of the trend we had been experiencing in the last few years, is due to investment performance and currency fluctuations.

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

We are eligible to earn performance-based fees on hedge fund services, as well as some long-only services for our institutional clients. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. In addition, some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we underperform our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, we will impair our ability to earn future performance-based fees. If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. Our performance-based fees in 2008 were $13.4 million, in 2007 were $81.2 million and in 2006 were $235.7 million. For additional information about performance-based fees, see “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

We sometimes experience periods when the number of new accounts or the amount of AUM increases or decreases significantly. These shifts result from wide-ranging factors, including conditions of financial markets, our investment performance for clients and changes in our clients’ investment preferences.

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

Employees

During the fourth quarter of 2008, we reduced headcount and announced our intention to reduce capital outlays in 2009 in order to lower our expense base in light of declines in assets under management and net revenues. As a result of this workforce reduction, headcount was 4,997 as of December 31, 2008, compared to a high of 5,660 (reflecting an 11.7% reduction) as of September 30, 2008, and 5,580 (reflecting a 10.4% reduction) as of December 31, 2007.

Our firm’s 4,997 full-time employees, who are located in 25 countries, include 325 research analysts, 171 portfolio managers, 44 traders and 31 professionals with other investment-related responsibilities. We have employed these professionals for an average period of approximately eight years, and their average investment experience is approximately 16 years. We consider our employee relations to be good.

Institutional Investment Services

We serve our institutional clients primarily through AllianceBernstein Institutional Investments (“Institutional Investments”), a unit of AllianceBernstein, and through other units in our international subsidiaries and one of our joint ventures (institutional relationships of less than $25 million are generally serviced by Bernstein GWM, our Private Client channel, discussed below). Institutional Investment Services include actively managed equity accounts (including growth, value, and blend accounts), fixed income accounts, and balanced accounts (which combine equity and fixed income), as well as passive management of index and enhanced index accounts. These services are provided through separately managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, and other investment vehicles. As of December 31, 2008, institutional AUM was $291 billion, or 63% of our company-wide AUM. For more information concerning institutional AUM, revenues and fees, see “Assets Under Management, Revenues and Fees” in this Item 1.

Our institutional client base includes unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and certain of our affiliates (AXA and its subsidiaries), as well as certain sub-advisory relationships with unaffiliated sponsors of various other investment products. We manage approximately 2,329 mandates for these clients, which are located in 46 countries. As of December 31, 2008, we managed employee benefit plan assets for 49 of the Fortune 100 companies, and we managed public pension fund assets for 38 states and /or municipalities in those states.

As of December 31, 2008, our institutional AUM invested in global and international investment services was $180 billion, or 62% of institutional AUM, as compared to $341 billion, or 67% of institutional AUM, as of December 31, 2007 and $270 billion, or 59% of institutional AUM, as of December 31, 2006. As of December 31, 2008, the AUM we invested for clients domiciled outside the United States was $152 billion, or 52% of institutional AUM, as compared to $269 billion, or 53% of institutional AUM, as of December 31, 2007 and $214 billion, or 47% of institutional AUM, as of December 31, 2006.

Retail Services

We provide investment management and related services to a wide variety of individual retail investors, both in the U.S. and internationally, through retail mutual funds sponsored by our company, our subsidiaries and affiliated joint venture companies; mutual fund sub-advisory relationships; Separately Managed Account Programs; and other investment vehicles (“Retail Products and Services”). As of December 31, 2008, retail AUM was $102 billion, or 22% of our company-wide AUM. For more information concerning retail AUM, revenues and fees, see “Assets Under Management, Revenues and Fees” in this Item 1.

Our Retail Products and Services are designed to provide disciplined, research-based investments that contribute to a well-diversified investment portfolio. We distribute these products and services through financial intermediaries, including broker-dealers, insurance sales representatives, banks, registered investment advisers, and financial planners.

As of December 31, 2008, our retail AUM invested in global and international investment services was $61 billion, or 60% of retail AUM, as compared to $110 billion, or 60% of retail AUM, as of December 31, 2007 and $86 billion, or 52% of retail AUM, as of December 31, 2006. As of December 31, 2008, the AUM we invested for clients domiciled outside the U.S. was $25 billion, or 24% of retail AUM, as compared to $44 billion, or 24% of retail AUM, as of December 31, 2007 and $40 billion, or 24% of retail AUM, as of December 31, 2006.

Our Retail Products and Services include open-end and closed-end funds that are either (i) registered as investment companies under the Investment Company Act (“U.S. Funds”), or (ii) not registered under the Investment Company Act and generally not offered to United States persons (“Non-U.S. Funds” and collectively with the U.S. Funds, “AllianceBernstein Funds”). They provide a broad range of investment options, including local and global growth equities, value equities, blend strategies and fixed income securities. They also include Separately Managed Account Programs, which are sponsored by financial intermediaries and generally charge an all-inclusive fee covering investment management, trade execution, asset allocation, and custodial and administrative services. We also provide distribution, shareholder servicing, and administrative services for our Retail Products and Services.

Our U.S. Funds, which include retail funds, our variable products series fund (a component of an insurance product) and the Sanford C. Bernstein Funds (principally Private Client Services products), currently offer 106 different portfolios to U.S. investors. As of December 31, 2008, retail U.S. Funds AUM was approximately $39 billion, or 38% of total retail AUM. Because of the way they are marketed and serviced, we report substantially all of the AUM in the Sanford C. Bernstein Funds (“SCB Funds”), which totaled $21 billion as of December 31, 2008, as private client AUM.

Our Non-U.S. Funds are distributed internationally by local financial intermediaries to non-U.S. investors by means of distribution agreements in most major international markets.  As of December 31, 2008, these funds consisted of 67 different portfolios and AUM in these funds was $11 billion.  We also offer local-market funds that we distribute in Japan through financial intermediaries.  As of December 31, 2008, retail AUM in these funds was $2 billion.

AllianceBernstein Investments serves as the principal underwriter and distributor of the U.S. Funds. AllianceBernstein Investments employs approximately 130 sales representatives who devote their time exclusively to promoting the sale of U.S. Funds and certain other Retail Products and Services by financial intermediaries.

AllianceBernstein (Luxembourg) S.A. (“AllianceBernstein Luxembourg”), a Luxembourg management company and one of our wholly-owned subsidiaries, generally serves as the placing or distribution agent for the Non-U.S. Funds. AllianceBernstein Luxembourg employs approximately 66 sales representatives who devote their time exclusively to promoting the sale of Non-U.S. Funds and other Retail Products and Services by financial intermediaries.

Private Client Services

Bernstein GWM combines the former private client services group of Bernstein, which has served private clients for more than 40 years, and the former private client group of Alliance Capital. As of December 31, 2008, private client AUM was $69 billion, or 15% of our company-wide AUM. For more information concerning private client AUM, revenues and fees, see “Assets Under Management, Revenues and Fees” in this Item 1.

Through Bernstein GWM, we provide Private Client Services to high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities by means of separately managed accounts, hedge funds, mutual funds and other investment vehicles. We target investors with financial assets of $1 million or more, although we have a minimum opening account size of $500,000.

Our Private Client Services are built on a sales effort that involves 299 financial advisors. These advisors do not manage money, but work with private clients and their tax, legal, and other advisors to assist clients in determining a suitable mix of U.S. and non-U.S. equity securities and fixed income investments. The diversified portfolio created for each client is intended to maximize after-tax investment returns, in light of the client’s individual investment goals, income requirements, risk tolerance, tax situation, and other relevant factors. In creating these portfolios, we utilize all of our resources, including research reports, investment planning services, and our Wealth Management Group, which has in-depth knowledge of trust, estate and tax planning strategies.

Our financial advisors are based in 18 cities in the U.S.: New York City, Atlanta, Boston, Chicago, Cleveland, Dallas, Denver, Houston, Los Angeles, Miami, Minneapolis, Philadelphia, San Diego, San Francisco, Seattle, Tampa, Washington, D.C. and West Palm Beach. We also have financial advisors based in London, England. As part of our reduction in force (for additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), we reduced our financial advisor staff by 9% in 2008.  However, we kept both the best and highest potential professionals that service our private clients and we intend to begin hiring new financial advisors in 2009.

As of December 31, 2008, our private client AUM invested in global and international investment services was $18 billion, or 26% of private client AUM, as compared to $38 billion, or 35% of private client AUM, as of December 31, 2007 and $29 billion, or 30% of private client AUM, as of December 31, 2006.

Institutional Research Services

Institutional Research Services (“IRS”) consist of fundamental research, quantitative services and brokerage-related services provided to institutional investors such as pension fund, hedge fund and mutual fund managers, and other institutional investors. Brokerage-related services are provided by SCB LLC in the United States and SCBL primarily in Europe. For more information concerning the revenues we derive from IRS, see “Assets Under Management, Revenues and Fees” in this Item 1.

SCB provides fundamental company and industry research along with disciplined research into securities valuation and factors affecting stock-price movements. Our analysts are consistently among the highest ranked research analysts in industry surveys conducted by third-party organizations.

Assets Under Management, Revenues and Fees

The following tables summarize our AUM and revenues by distribution channel:

Assets Under Management(1)

	December 31,			% Change
	2008	2007	2006	2008-07	2007-06
		(in millions)

Institutional Investment Services	$291,361	$508,081	$455,095	(42.7)%	11.6%
Retail Services	101,643	183,165	166,928	(44.5)	9.7
Private Client Services	68,947	109,144	94,898	(36.8)	15.0
Total	$461,951	$800,390	$716,921	(42.3)	11.6

(1)	Excludes certain non-discretionary client relationships.

Revenues

	Years Ended December 31,			% Change
	2008	2007	2006	2008-07	2007-06
		(in thousands)

Institutional Investment Services	$1,240,636	$1,481,885	$1,221,780	(16.3)%	21.3%
Retail Services	1,227,538	1,521,201	1,303,849	(19.3)	16.7
Private Client Services	849,830	960,669	882,881	(11.5)	8.8
Institutional Research Services	471,716	423,553	375,075	11.4	12.9
Other(1)	(239,037)	332,441	354,655	n/m	(6.3)
Total Revenues	3,550,683	4,719,749	4,138,240	(24.8)	14.1
Less: Interest Expense	36,524	194,432	187,833	(81.2)	3.5
Net Revenues	$3,514,159	$4,525,317	$3,950,407	(22.3)	14.6

(1)
Other revenues primarily consist of dividend and interest income, investment gains (losses) and shareholder servicing fees. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

AXA and its subsidiaries, whose AUM consists primarily of fixed income investments, together constitute our largest client. Our affiliates represented approximately 20%, 15% and 17% of our company-wide AUM as of December 31, 2008, 2007 and 2006, respectively. We also earned approximately 5% of our company-wide net revenues from our affiliates for each of 2008, 2007 and 2006. We manage this AUM as part of our Institutional Investment Services and our Retail Services.

Institutional Investment Services

The following tables summarize our Institutional Investment Services AUM and revenues:

Institutional Investment Services Assets Under Management(1)
(by Investment Service)

	December 31,			% Change
	2008	2007	2006	2008-07	2007-06
		(in millions)
Value Equity:
U.S.	$22,598	$49,235	$55,562	(54.1)%	(11.4)%
Global and International	84,787	192,472	158,572	(55.9)	21.4
	107,385	241,707	214,134	(55.6)	12.9
Growth Equity:
U.S.	16,075	31,908	36,668	(49.6)	(13.0)
Global and International	38,034	88,691	66,242	(57.1)	33.9
	54,109	120,599	102,910	(55.1)	17.2
Fixed Income:
U.S.	66,151	73,240	73,414	(9.7)	(0.2)
Global and International	51,043	53,978	39,166	(5.4)	37.8
	117,194	127,218	112,580	(7.9)	13.0
Other (2):
U.S.	6,617	12,426	19,942	(46.7)	(37.7)
Global and International	6,056	6,131	5,529	(1.2)	10.9
	12,673	18,557	25,471	(31.7)	(27.1)
Total:
U.S.	111,441	166,809	185,586	(33.2)	(10.1)
Global and International	179,920	341,272	269,509	(47.3)	26.6
Total	$291,361	$508,081	$455,095	(42.7)	11.6

(1)	Excludes certain non-discretionary client relationships.

(2)	Includes index, structured and asset allocation services.

Revenues from Institutional Investment Services
(by Investment Service)

	Years Ended December 31,			% Change
	2008	2007	2006	2008-07	2007-06
	(in thousands)
Investment Advisory and Services Fees:
Value Equity:
U.S.	$108,921	$153,747	$154,163	(29.2)%	(0.3)%
Global and International	607,431	747,957	570,185	(18.8)	31.2
	716,352	901,704	724,348	(20.6)	24.5
Growth Equity:
U.S.	70,119	108,691	122,132	(35.5)	(11.0)
Global and International	276,676	311,727	226,293	(11.2)	37.8
	346,795	420,418	348,425	(17.5)	20.7
Fixed Income:
U.S.	85,333	91,144	97,452	(6.4)	(6.5)
Global and International	78,197	54,021	38,825	44.8	39.1
	163,530	145,165	136,277	12.7	6.5
Other (1):
U.S.	2,883	4,441	4,993	(35.1)	(11.1)
Global and International	11,076	9,865	7,177	12.3	37.5
	13,959	14,306	12,170	(2.4)	17.6
Total Investment Advisory and Services Fees:
U.S.	267,256	358,023	378,740	(25.4)	(5.5)
Global and International	973,380	1,123,570	842,480	(13.4)	33.4
	1,240,636	1,481,593	1,221,220	(16.3)	21.3
Distribution Revenues	—	292	560	(100.0)	(47.9)
Total	$1,240,636	$1,481,885	$1,221,780	(16.3)	21.3

(1)	Includes index, structured and asset allocation services.

As of December 31, 2008, 2007 and 2006, Institutional Investment Services represented approximately 63% of our company-wide AUM. The fees we earned from these services represented approximately 35%, 33% and 31% of our company-wide net revenues for 2008, 2007 and 2006, respectively.

We manage assets for AXA and its subsidiaries, which together constitute our largest institutional client. These assets accounted for approximately 16%, 16% and 17% of our total institutional AUM as of December 31, 2008, 2007 and 2006, respectively, and approximately 8%, 7% and 7% of our total institutional revenues for 2008, 2007 and 2006, respectively.

The institutional AUM we manage for our affiliates, along with our nine other largest institutional accounts, accounts for approximately 36% of our total institutional AUM as of December 31, 2008 and approximately 16% of our total institutional revenues for the year ended December 31, 2008. No single institutional client other than AXA and its subsidiaries accounted for more than approximately 1% of our company-wide net revenues for the year ended December 31, 2008.

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

We are eligible to earn performance-based fees on approximately 14% of institutional assets under management, which are primarily invested in long-only equity and fixed income services rather than hedge funds. Performance-based fees provide for a relatively low asset-based fee plus an additional fee based on investment performance. For additional information about performance-based fees, see “General—Revenues” in this Item 1 and “Risk Factors” in Item 1A.

Retail Services

The following tables summarize our Retail Services AUM and revenues:

Retail Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2008	2007	2006	2008-07	2007-06
	(in millions)
Value Equity:
U.S.	$12,086	$33,488	$35,749	(63.9)%	(6.3)%
Global and International	28,053	56,560	38,797	(50.4)	45.8
	40,139	90,048	74,546	(55.4)	20.8
Growth Equity:
U.S.	8,494	24,637	28,587	(65.5)	(13.8)
Global and International	11,544	23,530	19,937	(50.9)	18.0
	20,038	48,167	48,524	(58.4)	(0.7)
Fixed Income:
U.S.	9,857	10,627	11,420	(7.2)	(6.9)
Global and International	20,178	29,855	27,614	(32.4)	8.1
	30,035	40,482	39,034	(25.8)	3.7
Other (1):
U.S.	9,851	4,468	4,824	120.5	(7.4)
Global and International	1,580	—	—	n/m	—
	11,431	4,468	4,824	155.8	(7.4)
Total:
U.S.	40,288	73,220	80,580	(45.0)	(9.1)
Global and International	61,355	109,945	86,348	(44.2)	27.3
Total	$101,643	$183,165	$166,928	(44.5)	9.7

(1)	Includes index, structured and asset allocation services.

Revenues from Retail Services
(by Investment Service)

	Years Ended December 31,			% Change
	2008	2007	2006	2008-07	2007-06
		(in thousands)
Investment Advisory and Services Fees:
Value Equity:
U.S.	$88,394	$129,125	$123,355	(31.5)%	4.7%
Global and International	216,561	262,369	133,314	(17.5)	96.8
	304,955	391,494	256,669	(22.1)	52.5
Growth Equity:
U.S.	84,651	119,880	143,344	(29.4)	(16.4)
Global and International	130,247	168,817	152,883	(22.8)	10.4
	214,898	288,697	296,227	(25.6)	(2.5)
Fixed Income:
U.S.	30,888	39,644	43,705	(22.1)	(9.3)
Global and International	195,373	224,335	186,196	(12.9)	20.5
	226,261	263,979	229,901	(14.3)	14.8
Other (1):
U.S.	3,702	1,868	1,673	98.2	11.7
Global and International	1,297	—	3,363	n/m	(100.0)
	4,999	1,868	5,036	167.6	(62.9)
Total Investment Advisory and Services Fees:
U.S.	207,635	290,517	312,077	(28.5)	(6.9)
Global and International	543,478	655,521	475,756	(17.1)	37.8
	751,113	946,038	787,833	(20.6)	20.1
Distribution Revenues(2)	376,372	471,031	418,780	(20.1)	12.5
Shareholder Servicing Fees(2)	100,053	104,132	97,236	(3.9)	7.1
Total	$1,227,538	$1,521,201	$1,303,849	(19.3)	16.7

(1)	Includes index, structured and asset allocation services.

(2)	For a description of distribution revenues and shareholder servicing fees, see below.

Investment advisory fees and distribution fees for our Retail Products and Services are generally charged as a percentage of average daily AUM. In the past, as certain of the U.S. Funds grew, we revised our fee schedules to provide lower incremental fees above certain asset levels. Fees paid by the U.S. Funds, EQ Advisors Trust (“EQAT”), AXA Enterprise Multimanager Funds Trust (“AXA Enterprise Trust”) and AXA Premier VIP Trust are reflected in the applicable investment management agreement, which generally must be approved annually by the boards of directors or trustees of those funds, including by a majority of the independent directors or trustees. Increases in these fees must be approved by fund shareholders; decreases need not be, including any decreases implemented by a fund’s directors or trustees. In general, each investment management agreement with the AllianceBernstein Funds, EQAT, AXA Enterprise Trust and AXA Premier VIP Trust provides for termination by either party at any time upon 60 days’ notice.

Fees paid by Non-U.S. Funds are reflected in investment management agreements that continue until they are terminated. Increases in these fees must generally be approved by the relevant regulatory authority depending on the domicile and structure of the fund, and Non-U.S. Fund shareholders must be given advance notice of any fee increases.

Revenues from Retail Services represented approximately 35%, 34% and 33% of our company-wide net revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

Our Retail Products and Services include open-end mutual funds designed to fund benefits under variable annuity contracts and variable life insurance policies offered by life insurance companies (“Variable Product Series Fund”). We manage the AllianceBernstein Variable Products Series Fund, Inc., which serves as the investment vehicle for insurance products offered by unaffiliated insurance companies, and we sub-advise variable product mutual funds sponsored by affiliates. As of December 31, 2008, we managed or sub-advised approximately $28 billion of Variable Product Series Fund AUM.

The mutual funds we sub-advise for AXA and its subsidiaries together constitute our largest retail client. They accounted for approximately 21%, 22% and 24% of our total retail AUM as of December 31, 2008, 2007 and 2006, respectively, and approximately 7% of our total retail revenues for each of 2008, 2007 and 2006.

Our mutual fund distribution system (the “System”) includes a multi-class share structure that permits open-end AllianceBernstein Funds to offer investors various options for the purchase of mutual fund shares, including both front-end load shares and back-end load shares. For front-end load shares, AllianceBernstein Investments generally pays sales commissions to financial intermediaries distributing the funds from the front-end sales charge it receives from investors at the time of the sale. For back-end load shares, AllianceBernstein Investments pays sales commissions to financial intermediaries at the time of sale and also receives higher ongoing distribution services fees from the mutual funds. In addition, investors who redeem back-end load shares before the expiration of the minimum holding period (which ranges from one year to four years) pay a contingent deferred sales charge (“CDSC”) to AllianceBernstein Investments. We expect to recover sales commissions for back-end load shares over periods not exceeding five and one-half years through receipt of a CDSC and/or the higher ongoing distribution services fees we receive from holders of back-end load shares. Payments of sales commissions made to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $33.7 million, $31.1 million and $23.7 million, totaled approximately $9.1 million, $84.1 million and $98.7 million during 2008, 2007 and 2006, respectively.  Effective January 31, 2009, back-end load shares are no longer offered to new investors in U.S. Funds.

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

Most open-end U.S. Funds have adopted a plan under Rule 12b-1 of the Investment Company Act that allows the fund to pay, out of assets of the fund, distribution and service fees for the distribution and sale of its shares (“Rule 12b-1 Fees”). The open-end AllianceBernstein Funds have entered into agreements with AllianceBernstein Investments under which they pay a distribution services fee to AllianceBernstein Investments. AllianceBernstein Investments has entered into selling and distribution agreements pursuant to which it pays sales commissions to the financial intermediaries that distribute our open-end U.S. Funds. These agreements are terminable by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of fund shares.

In addition to Rule 12b-1 Fees, AllianceBernstein Investments, at its own expense, currently provides additional payments under distribution services and educational support agreements to firms that sell shares of our funds, a practice sometimes referred to as revenue sharing. Although the amount of payments made to each qualifying firm in any given year may vary, the total amount paid to a financial intermediary in connection with the sale of shares of U.S. Funds will generally not exceed the sum of (i) 0.25% of the current year’s fund sales by that firm, and (ii) 0.10% of average daily net assets attributable to that firm over the course of the year. These sums may result from a financial intermediary including our funds on its list of preferred funds or may be otherwise associated with the financial intermediary’s marketing and other support activities, such as client education meetings and training efforts relating to our funds.

Financial intermediaries and record keepers that provide accounting or record-keeping services with respect to their customers’ investments in AllianceBernstein Funds may receive specified payments from these funds or from affiliates of AllianceBernstein, including AllianceBernstein Investor Services, Inc. (one of our wholly-owned subsidiaries, “AllianceBernstein Investor Services”) and AllianceBernstein Investments.

During 2008, the 10 financial intermediaries responsible for the largest volume of sales of open-end AllianceBernstein Funds were responsible for 43% of such sales. AXA Advisors, LLC (“AXA Advisors”), a wholly-owned subsidiary of AXA Financial that utilizes members of AXA Equitable’s insurance sales force as its registered representatives, was responsible for approximately 4%, 2% and 2% of total sales of shares of open-end AllianceBernstein Funds in 2008, 2007 and 2006, respectively. AXA Advisors is under no obligation to sell a specific amount of AllianceBernstein Fund shares and also sells shares of mutual funds sponsored by other affiliates and unaffiliated organizations.

Merrill Lynch & Co., Inc. (and its subsidiaries, “Merrill Lynch”), which has been acquired by Bank of America Corporation, was responsible for approximately 8%, 7% and 6% of open-end AllianceBernstein Fund sales in 2008, 2007 and 2006, respectively. Citigroup Inc. (and its subsidiaries, “Citigroup”) was responsible for approximately 7%, 7% and 5% of open-end AllianceBernstein Fund sales in 2008, 2007 and 2006, respectively. Neither Merrill Lynch nor Citigroup is under any obligation to sell a specific amount of AllianceBernstein Fund shares and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations.

No dealer or agent has in any of the last three years accounted for more than 10% of total sales of shares of our open-end AllianceBernstein Funds.

Based on industry sales data reported by the Investment Company Institute, our market share in the U.S. mutual fund industry is 1.2% of total industry assets and we accounted for 0.1% of total open-end industry sales (and 0.3% of non-proprietary manager sales) in the U.S. during 2008. The investment performance of the U.S. Funds is an important factor in the sale of their shares, but there are also other factors, including the level and quality of shareholder services (see below) and the amounts and types of distribution assistance and administrative services payments made to financial intermediaries. We believe that our compensation programs with financial intermediaries are competitive with others in the industry.

Each of the U.S. Funds appointed an independent compliance officer reporting to the board of directors of each U.S. Fund. The expense of this officer and his staff is borne by AllianceBernstein.

AllianceBernstein Investor Services provides transfer agency and related services for each open-end U.S. Fund and provides shareholder servicing for each open-end U.S. Fund’s shareholder accounts (approximately 4.0 million accounts in total). (Transfer agency and related services are provided to the SCB Funds primarily by Boston Financial Data Services.) AllianceBernstein Investor Services operates in San Antonio, Texas and it receives a monthly fee under each of its servicing agreements with the open-end U.S. Funds based on the number and type of shareholder accounts serviced. Each servicing agreement must be approved annually by the relevant open-end U.S. Fund’s board of directors or trustees, including a majority of the independent directors or trustees, and may be terminated by either party without penalty upon 60 days’ notice.

AllianceBernstein Funds utilize our personnel to perform most legal, clerical and accounting services. Payments to us by the U.S. Funds and certain Non-U.S. Funds for these services must be specifically approved in advance by each fund’s board of directors or trustees. Currently, AllianceBernstein Investor Services records revenues for providing these services to the AllianceBernstein Funds at the rate of approximately $7 million per year.

A unit of AllianceBernstein Luxembourg (“ABIS Lux”) is the transfer agent for substantially all of the Non-U.S. Funds. ABIS Lux, which bases its operations in Luxembourg and is supported by operations in Singapore, Hong Kong and the United States, receives a monthly fee for its transfer agency services and a transaction-based fee under various services agreements with the Non-U.S. Funds for which it provides these services. Each agreement may be terminated by either party upon 60 days’ notice.

 Private Client Services

The following tables summarize Private Client Services AUM and revenues:

Private Client Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2008	2007	2006	2008-07	2007-06
	(in millions)
Value Equity:
U.S.	$13,254	$25,259	$27,703	(47.5)%	(8.8)%
Global and International	11,627	25,497	19,091	(54.4)	33.6
	24,881	50,756	46,794	(51.0)	8.5
Growth Equity:
U.S.	8,425	16,004	13,237	(47.4)	20.9
Global and International	5,709	12,175	9,418	(53.1)	29.3
	14,134	28,179	22,655	(49.8)	24.4
Fixed Income:
U.S.	29,287	29,498	25,032	(0.7)	17.8
Global and International	606	676	328	(10.4)	106.1
	29,893	30,174	25,360	(0.9)	19.0
Other (1):
U.S.	21	25	80	(16.0)	(68.8)
Global and International	18	10	9	80.0	11.1
	39	35	89	11.4	(60.7)
Total:
U.S.	50,987	70,786	66,052	(28.0)	7.2
Global and International	17,960	38,358	28,846	(53.2)	33.0
Total	$68,947	$109,144	$94,898	(36.8)	15.0

(1)	Includes index, structured and asset allocation services.

Revenues from Private Client Services
(by Investment Service)

	Years Ended December 31,			% Change
	2008	2007	2006	2008-07	2007-06
	(in thousands)
Investment Advisory and Services Fees:
Value Equity:
U.S.	$270,346	$322,366	$293,281	(16.1)%	9.9%
Global and International	181,665	233,964	260,529	(22.4)	(10.2)
	452,011	556,330	553,810	(18.8)	0.5
Growth Equity:
U.S.	162,770	164,547	134,070	(1.1)	22.7
Global and International	98,409	113,379	83,615	(13.2)	35.6
	261,179	277,926	217,685	(6.0)	27.7
Fixed Income:
U.S.	132,195	121,872	108,418	8.5	12.4
Global and International	2,334	2,315	1,188	0.8	94.9
	134,529	124,187	109,606	8.3	13.3
Other (1):
U.S.	15	23	75	(34.8)	(69.3)
Global and International	43	91	—	(52.7)	—
	58	114	75	(49.1)	52.0
Total Investment Advisory and Services Fees:
U.S.	565,326	608,808	535,844	(7.1)	13.6
Global and International	282,451	349,749	345,332	(19.2)	1.3
	847,777	958,557	881,176	(11.6)	8.8
Distribution Revenues	2,053	2,112	1,705	(2.8)	23.9
Total	$849,830	$960,669	$882,881	(11.5)	8.8

(1)	Includes index, structured and asset allocation services.

Private client accounts are managed pursuant to a written investment advisory agreement generally among the client, AllianceBernstein and SCB LLC (sometimes between the client and AllianceBernstein Limited, a wholly-owned subsidiary of ours organized in the U.K.), which usually is terminable at any time or upon relatively short notice by any party. In general, these contracts may not be assigned without the consent of the client. We are compensated under these contracts by fees calculated as a percentage of AUM at a specific point in time or as a percentage of the value of average assets under management for the applicable billing period, with these fees varying based on the type of portfolio and the size of the account. The aggregate fees we charge for managing hedge funds may be higher than the fees we charge for managing other assets in private client accounts because hedge fund fees provide for performance-based fees, incentive allocations, or carried interests in addition to asset-based fees. We are eligible to earn performance-based fees on approximately 5% of private client AUM, substantially all of which is held in hedge funds.

Revenues from Private Client Services represented approximately 24%, 21% and 22% of our company-wide net revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

Institutional Research Services

The following table summarizes Institutional Research Services revenues:

Revenues from Institutional Research Services

	Years Ended December 31,			% Change
	2008	2007	2006	2008-07	2007-06
	(in thousands)
Transaction Execution and Research:
SCB LLC	$372,067	$317,892	$303,204	17.0%	4.8%
SCBL	99,649	105,661	71,871	(5.7)	47.0
Total	$471,716	$423,553	$375,075	11.4	12.9

We earn revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate us principally by directing SCB to execute brokerage transactions, for which we earn transaction charges. These services accounted for approximately 13%, 9% and 9% of our company-wide net revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

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

We regularly execute transactions for our private clients through SCB LLC or SCBL, our affiliated broker-dealers, because these clients have generally subscribed to an all-inclusive package of services that includes brokerage, custody and investment advice. We sometimes execute institutional client transactions through SCB LLC or SCBL. We do so only when our clients have consented to our use of affiliated broker-dealers or we are otherwise permitted to do so, and only when we can execute these transactions in accordance with applicable law (i.e., our obligation to obtain best execution).

We may use third-party brokers to effect client transactions that sell shares of AllianceBernstein Funds or third party funds we sub-advise; however, we prohibit our investment professionals who place trades from considering these other relationships or the sale of fund shares as a factor when selecting brokers to effect transactions.

Our Brokerage Allocation Committee has principal oversight responsibility for evaluating equity-related brokerage matters, including how to use research services we receive in a manner that is in the best interests of our clients and consistent with current regulatory requirements.

Service Marks

In connection with our name changes to AllianceBernstein L.P. and AllianceBernstein Holding L.P. in February 2006, we registered a number of service marks with the U.S. Patent and Trademark Office and various foreign trademark offices, including an “AB” design logo and the combination of such logo with the mark “AllianceBernstein”.

In connection with the Bernstein Transaction, we acquired all of the rights and title in, and to, the Bernstein service marks, including the mark “Bernstein”.

Governance

We maintain a robust fiduciary culture and, as a fiduciary, we place the interests of our clients first and foremost. We are committed to the fair and equitable treatment of all our clients, and to compliance with all applicable rules and regulations and internal policies to which our business is subject. We pursue these goals through education of our employees to promote awareness of our fiduciary obligations, incentives that align employees’ interests with those of our clients, and a range of measures, including active monitoring, to ensure regulatory compliance. Specific steps we have taken in the past to help us achieve these goals include:

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

We implemented these measures, in part, pursuant to the Order of the Commission (“SEC Order”) dated December 18, 2003 (amended and restated January 15, 2004) and the New York State Attorney General’s Assurance of Discontinuance dated September 1, 2004 (“NYAG AoD” and, together with the SEC Order, “Orders”), which related to trading practices in the shares of certain of our sponsored mutual funds. In addition, the Orders required:

•	establishing a $250 million restitution fund to compensate fund shareholders for the adverse effects of market timing (“Restitution Fund”);

•
reducing by 20% (on a weighted average basis) the advisory fees on U.S. long-term open-end retail mutual funds by reducing our advisory fee rates (we are required to maintain these reduced fee rates for at least the five-year period that commenced January 1, 2004; we have not sought to increase our advisory fees -- an increase would generally require the approval of the boards of directors and shareholders of our U.S. Funds -- and we do not intend to do so); and

•	agreeing to have an independent third party perform a comprehensive compliance review biannually.

We believe that our remedial actions provide reasonable assurance that the deficiencies in our internal controls related to market timing will not occur again.

With the approval of the independent directors of the U.S. Fund Boards and the staff of the SEC, we retained an Independent Distribution Consultant (“IDC”) to develop a plan for the distribution of the Restitution Fund. The IDC’s calculations confirmed that our initial contribution to the Restitution Fund was sufficient to compensate for the harm to mutual fund shareholders from market timing activities.  On May 15, 2008, the SEC approved the IDC’s plan to distribute the Restitution Fund to appropriate mutual fund shareholders.  The IDC began distributing payments from the Restitution Fund in February 2009.

Regulation

Virtually all aspects of our business are subject to federal and state laws and regulations, rules of securities regulators and exchanges, and laws in the foreign countries in which our subsidiaries conduct business.

AllianceBernstein, Holding, the General Partner, SCB LLC, AllianceBernstein Global Derivatives Corporation (a wholly-owned subsidiary of AllianceBernstein, “Global Derivatives”) and Alliance Corporate Finance Group Incorporated (a wholly-owned subsidiary of AllianceBernstein) are investment advisers registered under the Investment Advisers Act. SCB LLC and Global Derivatives are also registered with the Commodity Futures Trading Commission as commodity pool operators.

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

AllianceBernstein Trust Company, LLC (“ABTC”), a wholly-owned subsidiary of AllianceBernstein, is a non-depository trust company chartered under New Hampshire law as a limited liability company. ABTC is authorized to act as trustee, executor, transfer agent, assignee, receiver, custodian, investment adviser, and in any other capacity authorized for a trust company under New Hampshire law. As a state-chartered trust company exercising fiduciary powers, ABTC must comply with New Hampshire laws applicable to trust company operations (such as New Hampshire Revised Statutes Annotated Part 392), certain federal laws (such as ERISA and sections of the Bank Secrecy Act), and New Hampshire banking laws. The primary fiduciary activities of ABTC consist of serving as trustee to a series of collective investment funds, the investors of which currently are defined benefit and defined contribution retirement plans.

Many of our subsidiaries around the world are subject to minimum net capital requirements by the local laws and regulations to which they are subject. As of December 31, 2008, each of our subsidiaries subject to a minimum net capital requirement satisfied the applicable requirement.

Holding Units are listed on the NYSE and trade publicly under the ticker symbol “AB”. As an NYSE listed company, Holding is subject to applicable regulations promulgated by the NYSE.

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

All aspects of our business are subject to various federal and state laws and regulations, rules of various securities regulators and exchanges, and laws in the foreign countries in which our subsidiaries and joint ventures conduct business. These laws and regulations are primarily intended to benefit clients and fund shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, the revocation of the registration as an investment adviser or broker-dealer, censures and fines.

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

AllianceBernstein is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, AllianceBernstein is subject to the 4.0% UBT. Domestic corporate subsidiaries of AllianceBernstein, which are subject to federal, state and local income taxes, are generally included in the filing of a consolidated federal income tax return with separate state and local income tax returns being filed. Foreign corporate subsidiaries are generally subject to taxes at higher rates in the foreign jurisdictions where they are located so, as our business increasingly operates in countries other than the U.S., our effective tax rate continues to increase.

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

As of December 31, 2008, the condensed ownership structure of AllianceBernstein was as follows (for a more complete description of our ownership structure, see “Principal Security Holders” in Item 12):

(1)	Direct and indirect ownership including unallocated Holding Units held in a trust for our deferred compensation plans.

As of December 31, 2008, AXA, through certain of its subsidiaries (see “Principal Security Holders” in Item 12), beneficially owned approximately 62.0% of the issued and outstanding AllianceBernstein Units (including those held indirectly through its ownership of approximately 1.6% of the issued and outstanding Holding Units).

The General Partner, an indirect wholly-owned subsidiary of AXA, owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including the general partnership interests in Holding and AllianceBernstein and its equity interest in Holding, AXA, through certain of its subsidiaries, had an approximate 62.4% economic interest in AllianceBernstein as of December 31, 2008.

On January 6, 2009, SCB Partners, Inc. sold to AXA America Holdings, Inc. (“AXA America Holdings”), a wholly-owned subsidiary of AXA, its remaining 8,160,000 AllianceBernstein Units pursuant to an agreement (see Note 5 to the first table in “Principal Security Holders” in Item 12) entered into in connection with the Bernstein Transaction. The beneficial ownership of AllianceBernstein Units discussed in the table and paragraphs above do not reflect this sale.  As a result of the sale, AXA’s ownership of AllianceBernstein Units increased from 60.8% to 63.9% while SCB Partners’ ownership decreased from 3.1% to zero. Including the general partnership interests in Holding and AllianceBernstein and its equity interest in Holding, AXA, through certain of its subsidiaries, had an approximate 65.4% economic interest in AllianceBernstein immediately following the sale. For additional beneficial ownership information reflecting the sale, see “Principal Security Holders” in Item 12.

AXA and its subsidiaries own all of the issued and outstanding shares of the common stock of AXA Financial. AXA Financial owns all of the issued and outstanding shares of AXA Equitable. See “Principal Security Holders” in Item 12.

AXA, a société anonyme organized under the laws of France, is the holding company for an international group of insurance and related financial services companies engaged in the financial protection and wealth management businesses. AXA’s operations are diverse geographically, with major operations in Western Europe, North America and the Asia/Pacific regions and, to a lesser extent, in other regions including the Middle East and Africa. AXA has five operating business segments: life and savings, property and casualty, international insurance, asset management and other financial services.

Competition

The financial services industry is intensely competitive and new entrants are continually attracted to it. No single or small group of competitors is dominant in the industry.

We compete in all aspects of our business with numerous investment management firms, mutual fund sponsors, brokerage and investment banking firms, insurance companies, banks, savings and loan associations, and other financial institutions that often provide investment products that have similar features and objectives as those we offer. Our competitors offer a wide range of financial services to the same customers that we seek to serve. Some of our competitors are larger, have a broader range of product choices and investment capabilities, conduct business in more markets, and have substantially greater resources than we do. These factors may place us at a competitive disadvantage, and we can give no assurance that our strategies and efforts to maintain and enhance our current client relationships, and create new ones, will be successful. Furthermore, our poor relative investment performance during 2008, and what may be diminished confidence in our services on the part of clients and consultants alike, may make it more difficult for us to compete effectively.

AXA and its subsidiaries provide financial services, some of which are competitive with those offered by AllianceBernstein. The AllianceBernstein Partnership Agreement specifically allows AXA Financial and its subsidiaries (other than the General Partner) to compete with AllianceBernstein and to exploit opportunities that may be available to AllianceBernstein. AXA, AXA Financial, AXA Equitable and certain of their respective subsidiaries have substantially greater financial resources than we do and are not obligated to provide resources to us.

To grow our business, we must be able to compete effectively for assets under management. Key competitive factors include:

•	our investment performance for clients;

•	our commitment to place the interests of our clients first;

•	the quality of our research;

•	our ability to attract, retain, and motivate highly skilled, and often highly specialized, personnel;

•	the array of investment products we offer;

•	the fees we charge;

•	our operational effectiveness;

•	our ability to further develop and market our brand; and

•	our global presence.

Increased competition could reduce the demand for our products and services, and that could have a material adverse effect on our revenues, financial condition, results of operations and business prospects.

Competition is an important risk that our business faces and should be considered along with the other risk factors we discuss in Item 1A below.

Other Information

AllianceBernstein and Holding file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports required to comply with federal securities laws. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Please read this section along with the description of our business in Item 1, the competition section just above, and AllianceBernstein’s financial information contained in Items 6, 7 and 8. The majority of the risk factors discussed below directly affect AllianceBernstein. These risk factors also affect Holding because Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein. See also “Cautions Regarding Forward-Looking Statements” in Item 7.

Changes in financial market levels have a direct and significant impact on our assets under management; a significant reduction in assets under management has a material adverse effect on our revenues, financial condition, results of operations and business prospects.

Performance of financial markets (both domestic and international), global economic conditions, industry trends, interest rates, inflation rates, tax regulation changes and other factors that are difficult to predict affect the mix, market value and level of assets under management. Investment advisory and services fees, the largest component of revenues, are generally calculated as a percentage of the value of assets under management and vary with the type of account managed. Accordingly, fee income generally increases or decreases as assets under management increase or decrease and is affected by market appreciation or depreciation, inflow of new client assets (including purchases of mutual fund shares) and outflow of client assets (including redemption of mutual fund shares). In addition, changing market conditions and investment trends, particularly with respect to retirement savings, may reduce interest in certain of our investment products and may result in a reduction in assets under management. In addition, a shift from equity products towards fixed income products and passive products may result in a related decline in revenues and income because we generally earn higher revenues from assets invested in our equity services than in our fixed income services or passive services.  The global economic turmoil during the second half of 2008 has caused some investors to shift their focus from equities to fixed income, passive and money market products (some of which we do not offer), and this trend may continue or accelerate.

Significant weakness and volatility in global credit markets, particularly the rapid deterioration of the mortgage markets in the United States and Europe, during the second half of 2007 and early in 2008 was followed by global economic turmoil during the second half of 2008. These conditions have had a significant adverse affect on our 2008 results of operations. Specifically, they adversely affected absolute and relative performance for clients in nearly all of our investment services.  As a result, our AUM, revenues and earnings per unit were down 42.3%, 22.3% and 33.3%, respectively, as compared to year-end 2007 totals and the amount of performance-based fees we earned in 2008 were down 83.4% (for additional information about our firm’s financial and operating results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7).  The weakness in global financial markets has continued thus far in 2009 and our AUM declined by $33 billion during January 2009. Our 2009 results of operations will continue to be adversely affected should this trend continue.

Our 2008 results included two quarters during which AUM and revenues were substantially higher than they are now.  If our current level of AUM continues or declines for most or all of 2009, our revenues and earnings will be substantially lower in 2009 than they were in 2008.

Prolonged weakness in asset values may result in impairment of goodwill, intangible assets and the deferred sales commission asset.

To the extent that securities valuations remain depressed for prolonged periods of time and market conditions stagnate or worsen as a result of the global financial crisis (factors that are beyond our control), our AUM, revenues, profitability and unit price may be adversely affected. As a result, subsequent impairment tests may be based on different assumptions and future cash flow projections which may result in an impairment of goodwill, intangible assets and the deferred sales commission asset.  The occurrence of an impairment would require a material charge to our earnings.  For additional information about our impairment testing, see Item 7.

Our business is dependent on investment advisory, selling and distribution agreements that are subject to termination or non-renewal on short notice.

We derive most of our revenues pursuant to written investment management agreements (or other arrangements) with institutional investors, mutual funds, and private clients, and selling and distribution agreements between AllianceBernstein Investments and financial intermediaries that distribute AllianceBernstein Funds. Generally, the investment management agreements (and other arrangements) are terminable at any time or upon relatively short notice by either party. The selling and distribution agreements are terminable by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of fund shares. In addition, investors in AllianceBernstein Funds can redeem their investments without notice. Any termination of, or failure to renew, a significant number of these agreements, or a significant increase in redemption rates, could have a material adverse effect on our revenues, financial condition, results of operations and business prospects.

Our ability to establish new client relationships and maintain existing ones is partly dependent on our relationships with various financial intermediaries and consultants that are not obligated to continue to work with us.

Our ability to market our Retail Products and Services, sub-advisory services, and certain other investment services is partly dependent on our access to securities firms, brokers, banks and other intermediaries. These intermediaries generally offer their clients investment products in addition to, and in competition with, our products. In addition, certain institutional investors rely on consultants to advise them on the choice of investment adviser, and our Institutional Investment Services are not always considered among the best choices by consultants. Also, our Private Client Services group relies on referrals from financial planners, registered investment advisers and other professionals. We cannot be certain that we will continue to have access to, or receive referrals from, these third parties. Loss of such access or referrals could have a material adverse effect on our revenues, financial condition, results of operations and business prospects.  For example, one or more investment consultants could advise their clients to move their assets away from us to other investment advisers, which could result in significant net outflows.  Also, the consolidation among financial intermediaries, which occurred over the last several months and is likely to continue, will reduce the number of intermediaries available to distribute our retail products and is likely to increase the cost of doing business with them as consolidation reduces competition.

Our aggressive expense reduction initiatives could adversely affect our ability to conduct our business.

During the fourth quarter of 2008, we reduced headcount and announced our intention to reduce capital outlays in 2009 in order to lower our expense base in light of substantial declines in AUM and net revenues.  Additionally, in 2008 we reduced substantially year-end cash bonuses and deferred compensation awards and imposed a salary freeze for 2009.  These expense reduction measures and any additional measures we may take in view of continuing adverse economic conditions could have a significant effect on our ability to conduct our business and service our clients.  We also may be unable to retain key personnel, the loss of whom could further damage our business.

We may be unable to continue to attract and retain key personnel.

Our business depends on our ability to attract, retain, and motivate highly skilled, and often highly specialized, technical, managerial, and executive personnel; there is no assurance that we will be able to do so.  This may be particularly difficult in the months ahead as our firm continues to aggressively manage expenses.

The market for qualified research analysts, portfolio managers, financial advisers, traders and other professionals is extremely competitive and is characterized by frequent movement of these investment professionals among different firms. Portfolio managers and financial advisers often maintain strong, personal relationships with their clients so their departure could cause us to lose client accounts, which could have a material adverse effect on our revenues, financial condition, results of operations and business prospects.

Investment performance consistently below client expectations could lead to loss of clients and a decline in revenues.

Our ability to achieve investment returns for clients that meet or exceed investment returns for comparable asset classes and competing investment services is a key consideration when clients decide to keep their assets with us or invest additional assets, as well as a prospective client’s decision to invest with us. Our inability to meet or exceed relevant investment benchmarks could result in clients withdrawing assets and in prospective clients choosing to invest with competitors. This could also result in lower investment management fees, including minimal or no performance-based fees, which could result in a decline in our revenues.

Throughout 2008, we underperformed benchmarks, in some cases by substantial amounts, in virtually all of our services, particularly in the fourth quarter.  In so doing, we failed to meet client expectations, which contributed to net outflows across each of our three distribution channels in 2008, with net outflows accelerating in the fourth quarter. Net outflows continued to accelerate in January 2009.  If we cannot improve our investment performance, it is likely that our net outflows will continue, which could have a significantly adverse effect on our revenues, financial condition, results of operations and business prospects.

We may enter into more performance-based fee arrangements with our clients in the future, which could cause greater fluctuations in our revenues.

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. In addition, some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we underperform our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on approximately 14% of the assets we manage for institutional clients and approximately 5% of the assets we manage for private clients (in total, approximately 10% of our company-wide AUM). If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. Approximately 80% of our hedge fund AUM is subject to high-watermarks, and we ended the fourth quarter of 2008 with approximately 67% of this hedge fund AUM below high-watermarks by 10% or more. This will make it very difficult for us to earn performance-based fees in most of our hedge funds in 2009.

Our performance-based fees were $13.4 million in 2008, $81.2 million in 2007 and $235.7 million in 2006.

The individuals, counterparties or issuers on which we rely in the course of performing services for our clients may be unable or unwilling to honor their contractual obligations to us.

We rely on various third party vendors to fulfill their obligations to us, whether specified by contract, course of dealing or otherwise.  Disruptions in the financial markets and other economic challenges, like those presented by the ongoing global financial crisis, may cause these vendors to experience significant cash flow problems or even render them insolvent, which could expose us to significant costs and reduce our net income.  For example, insurance companies may be unable to pay claims they are otherwise contractually obligated to pay, which could result in our having to suffer losses that typically would be covered by insurance.

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

Our operations require experienced, professional staff. Loss of a substantial number of such persons or an inability to provide properly equipped places for them to work may, by disrupting our operations, adversely affect our revenues, financial condition, results of operations and business prospects.

We depend on various systems and technologies for our business to function properly and to safeguard confidential information.

We utilize software and related technologies throughout our business, including both proprietary systems and those provided by outside vendors. Although we have established and tested business continuity plans, we may experience systems delays and interruptions and it is not possible to predict with certainty all of the adverse effects that could result from our failure, or the failure of a third party, to efficiently address these problems. These adverse effects could include the inability to perform critical business functions or failure to comply with financial reporting and other regulatory requirements, which could lead to loss of client confidence, harm to our reputation, exposure to disciplinary action and liability to our clients. Accordingly, potential system failures and the cost necessary to correct those failures could have a material adverse effect on our revenues, financial condition, results of operations and business prospects.

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

Our own operational failures or those of third parties we rely on, including failures arising out of human error, could disrupt our business, damage our reputation and reduce our revenues.

Weaknesses or failures in our internal processes or systems could lead to disruption of our operations, liability to clients, exposure to disciplinary action or harm to our reputation. Our business is highly dependent on our ability to process, on a daily basis, large numbers of transactions, many of which are highly complex, across numerous and diverse markets. These transactions generally must adhere to investment guidelines, as well as stringent legal and regulatory standards.

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

Our obligations to clients require us to exercise skill, care and prudence in performing our services. Despite our employees being highly trained and skilled, the large number of transactions we process makes it highly likely that errors will occasionally occur. Should we make a mistake in performing our services that costs us or our clients money, we have a duty to act promptly to put the clients in the position they would have been in had we not made the error. The occurrence of mistakes, particularly significant ones, can have a material adverse effect on our reputation, revenues, financial condition, results of operations and business prospects.

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

Extraordinary volatility in financial markets, significant liquidity constraints or our not adequately accounting for one or more factors when fair valuing a security based on information with limited market observability could result in our failing to properly value securities we hold for our clients or investments accounted for on our balance sheet. Improper valuation would likely result in our basing fee calculations on inaccurate AUM figures, our striking incorrect net asset values for company-sponsored mutual funds, or, in the case of company investments, our inaccurately calculating and reporting our financial condition and operating results. Although the overall percentage of our AUM that we fair value based on information with limited market observability is not significant, inaccurate fair value determinations can harm our clients and create regulatory issues.

In 2008, the unprecedented illiquidity experienced in parts of the fixed income markets made it more difficult to fair value sub-prime mortgage-related assets such as collateralized debt obligations and mortgage-backed securities.  This difficulty was accompanied by significant write downs of these, and like, financial instruments under the fair value measurement requirements of Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements”.  These factors increase the risk that our fair value determinations may not reflect the true value of the securities being valued.

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

Our substantial underperformance in virtually all of our investment services during 2008, which resulted in large part from our financial sector investments held during the fourth quarter of 2008, may have hurt our reputation among many clients, prospects and consultants.  We are focused on improving investment performance and, in so doing, rebuilding our reputation.  Failure in this endeavor could have a material adverse effect on our revenues, financial condition, results of operations and business prospects.

We may not always successfully manage actual and potential conflicts of interest that arise in our business.

Our reputation is one of our most important assets. As our business and client base expand, we increasingly must manage actual and potential conflicts of interest, including situations where our services to a particular client conflict, or are perceived to conflict, with the interests of another client, as well as situations where certain of our employees have access to material non-public information that may not be shared with all employees of our firm. Failure to adequately address potential conflicts of interest could adversely affect our revenues, financial condition, results of operations and business prospects.

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

Rates we charge for brokerage transactions have declined significantly in recent years, and we expect those declines to continue.  In addition, recent capital markets and economic turmoil may reduce market volumes.  Combined, these two factors could adversely impact SCB’s revenue.

Electronic, or “low-touch”, trading approaches represent a growing percentage of buy-side trading activity and produce transaction fees for execution-only services that are a small fraction of traditional full service fee rates.  As a result, blended pricing for the industry and SCB has declined in recent years.  In addition, fee rates charged by SCB and other brokers for traditional brokerage services have also historically experienced price pressure, and we expect these trends to continue. While increases in transaction volume have in the past more than offset decreases in rates, this may not continue.  Recent economic and market turmoil has severely impacted much of SCB's client base, which in the near-term may adversely affect transaction volume generally.

The costs of insurance are substantial and may increase.

Our insurance expenses are significant and can fluctuate significantly from year to year. They increased in 2008, and additional increases in the future are possible. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. As we renew our insurance policies, we may be subject to additional costs resulting from rising premiums, the assumption of higher deductibles and/or co-insurance liability and, to the extent certain U.S. Funds purchase separate directors and officers/errors and omissions liability coverage, an increased risk of insurance companies disputing responsibility for joint claims. Higher insurance costs and incurred deductibles reduce our net income.

Our business is subject to pervasive global regulation, the compliance with which could involve substantial expenditures of time and money, and the violation of which could result in material adverse consequences.

Virtually all aspects of our business are subject to federal and state laws and regulations, rules of securities regulators and exchanges, and laws in the foreign countries in which our subsidiaries conduct business. If we violate these laws or regulations, we could be subject to civil liability, criminal liability or sanction, including revocation of our and our subsidiaries’ registrations as investment advisers or broker-dealers, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business. A regulatory proceeding, even if it does not result in a finding of wrongdoing or sanction, could require substantial expenditures of time and money. Any such liability or sanction could have a material adverse effect on our revenues, financial condition, results of operations, and business prospects. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including, in some cases, the power to limit or restrict doing business for failure to comply with such laws and regulations. Moreover, regulators in non-U.S. jurisdictions could change their policies or laws in a manner that might restrict or otherwise impede our ability to market, distribute, or register investment products in their respective markets. These local requirements could increase the expenses we incur in a specific jurisdiction without any corresponding increase in revenues from operating in the jurisdiction.

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

We compete on the basis of a number of factors, including our array of investment services, our investment performance for our clients, innovation, reputation and price. By having a global presence, we may face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to expand. Furthermore, our poor investment performance during 2008, and what may be diminished confidence in our services on the part of clients and consultants alike, may make it more difficult for us to compete effectively.

We are involved in various legal proceedings and regulatory matters and may be involved in such proceedings in the future, any one or combination of which could have a material adverse effect on our financial condition, results of operations and business prospects.

We are involved in various matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege substantial damages, and we may be involved in additional matters in the future. Litigation is subject to significant uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, or when the litigation is highly complex or broad in scope. We have described pending material legal proceedings in Item 3.

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

AllianceBernstein Units are illiquid.

There is no public trading market for AllianceBernstein Units and AllianceBernstein does not anticipate that a public trading market will ever develop. The AllianceBernstein Partnership Agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer which may cause AllianceBernstein to be classified as a “publicly traded partnership” as defined in Section 7704 of the Code shall be deemed void and shall not be recognized by AllianceBernstein. In addition, AllianceBernstein Units are subject to significant restrictions on transfer; all transfers of AllianceBernstein Units are subject to the written consent of AXA Equitable and the General Partner pursuant to the AllianceBernstein Partnership Agreement. Generally, neither AXA Equitable nor the General Partner will permit any transfer that it believes would create a risk that AllianceBernstein would be treated as a corporation for tax purposes. AXA Equitable and the General Partner have implemented a transfer policy that requires a seller to locate a purchaser, and imposes annual volume restrictions on transfers. You may request a copy of the transfer program from our corporate secretary (corporate.secretary@alliancebernstein.com). Also, we have filed the transfer program as Exhibit 10.10 to this Form 10-K.

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

Our principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease which extends until 2029. We currently occupy approximately 882,770 square feet of space at this location. We also occupy approximately 312,301 square feet of space at 135 West 50th Street, New York, New York under a lease expiring in 2029 and approximately 263,083 square feet of space at One North Lexington, White Plains, New York under a lease expiring in 2031. AllianceBernstein Investments and AllianceBernstein Investor Services occupy approximately 92,067 square feet of space in San Antonio, Texas under a lease expiring in 2029. We also lease space in 18 other cities in the United States.

Our subsidiaries and joint venture companies lease space in 27 cities outside the United States, the most significant of which are in London, England under leases expiring between 2010 and 2022, and in Tokyo, Japan under leases expiring in 2009 and 2018.

Item 3.	Legal Proceedings

With respect to all significant litigation matters, we consider the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable, and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation as required by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss—an interpretation of FASB Statement No. 5”. If the likelihood of a negative outcome is reasonably possible and we are able to determine an estimate of the possible loss or range of loss, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to significant uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, or when the litigation is highly complex or broad in scope.

We have previously reported the filing of a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. and our involvement in various other market timing-related matters. There have been no significant developments in these matters since we filed our Form 10-Q for the quarter ended September 30, 2008, in which these matters are more completely described. These matters are also described in Note 7 to Holding’s financial statements in Item 8.

We are involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege substantial damages. While any inquiry, proceeding or litigation has the element of uncertainty, management believes that the outcome of any one of the other regulatory inquiries, administrative proceedings, lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on our financial condition, results of operations or business prospects.

Item 4.	Submission of Matters to a Vote of Security Holders

Neither AllianceBernstein nor Holding submitted a matter to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Holding Units and AllianceBernstein Units; Cash Distributions

Holding Units are listed on the NYSE and trade publicly under the ticker symbol “AB”.

There is no established public trading market for AllianceBernstein Units, which are subject to significant restrictions on transfer. In general, transfers of AllianceBernstein Units will be allowed only with the written consent of both AXA Equitable and the General Partner. Generally, neither AXA Equitable nor the General Partner will permit any transfer that it believes would create a risk that AllianceBernstein would be treated as a corporation for tax purposes. AXA Equitable and the General Partner have implemented a transfer policy, a copy of which you may request from our corporate secretary (corporate.secretary@alliancebernstein.com). Also, we have filed the transfer program as Exhibit 10.10 to this Form 10-K.

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

The tables set forth below provide the distributions of Available Cash Flow made by AllianceBernstein and Holding during 2008 and 2007 and the high and low sale prices of Holding Units reflected on the NYSE composite transaction tape during 2008 and 2007:

	Quarters Ended 2008				Total
	December 31	September 30	June 30	March 31
Cash distributions per AllianceBernstein Unit(1)	$0.37	$0.70	$1.06	$0.94	$3.07
Cash distributions per Holding Unit(1)	$0.29	$0.60	$0.96	$0.83	$2.68
Holding Unit prices:
High	$38.90	$57.11	$67.75	$78.00
Low	$11.49	$32.00	$54.50	$53.63
	Quarters Ended 2007(2)				Total
	December 31	September 30	June 30	March 31
Cash distributions per AllianceBernstein Unit(1)	$1.17	$1.32	$1.27	$1.01	$4.77
Cash distributions per Holding Unit(1)	$1.06	$1.20	$1.16	$0.91	$4.33
Holding Unit prices:
High	$92.87	$91.66	$94.94	$94.40
Low	$71.31	$72.33	$82.90	$79.06

(1)	Declared and paid during the following quarter.
(2)
The low trading price during the quarters ended September 30, 2007 and June 30, 2007, and the high trading price during the quarter ended March 31, 2007, have been updated to reflect the prices on the NYSE composite transaction tape.

On February 2, 2009, the closing price of a Holding Unit on the NYSE was $16.68 per Unit and there were approximately 1,149 Holding Unitholders of record for approximately 87,000 beneficial owners. On February 2, 2009, there were approximately 498 AllianceBernstein Unitholders of record, and we do not believe there are substantial additional beneficial owners.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

AllianceBernstein did not engage in any unregistered sales of its securities during the last three years.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information relating to any Holding Units bought by us or one of our affiliates in the fourth quarter of the fiscal year covered by this report:

Issuer Purchases of Equity Securities

	(a) Total Number of Holding Units Purchased	(b) Average Price Paid Per Holding Unit, net of Commissions	(c) Total Number of Holding Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Holding Units that May Yet Be Purchased Under the Plans or Programs
Period
10/1/08-10/31/08(1)	3,100	$34.70	—	—
11/1/08-11/30/08(2)	900	20.13	—	—
12/1/08-12/31/08(3)(4)	11,115	16.00	—	—
Total	15,115	$20.08	—	—

(1)	On October 2, 2008, we purchased these Holding Units from employees to allow them to fulfill statutory withholding tax requirements at the time of distribution of deferred compensation awards.

(2)
On each of November 4, 2008 and November 26, 2008, we purchased 217 Holding Units and 683 Holding Units, respectively, from employees to allow them to fulfill statutory withholding tax requirements at the time of distribution of equity compensation awards.

(3)	On December 1, 2008, we purchased these Holding Units from employees to allow them to fulfill statutory withholding tax requirements at the time of distribution of deferred compensation awards.

(4)
On December 17, 2008, ECMC, LLC (“ECMC”), a wholly-owned subsidiary of AXA Equitable, transferred 722,178 Holding Units to AXA Equitable.  We have not reflected this transaction in the table because no “purchase” took place.

Neither AllianceBernstein nor any of our affiliates purchased AllianceBernstein Units during the fourth quarter of the fiscal year covered by this report.  However, during December 2008, the following inter-company transfers took place among AXA Financial and certain of its subsidiaries:

•
On December 17, 2008, AXA Financial transferred 40,861,854 AllianceBernstein Units to AXA Financial Services, LLC, a wholly-owned subsidiary of AXA Financial, which in turn transferred them to AXA Financial (Bermuda) Ltd. (“AXF Bermuda”), also a wholly-owned subsidiary of AXA Financial.

•	On December 17, 2008, ECMC transferred 40,880,637 AllianceBernstein Units to Equitable Holdings LLC, a wholly-owned subsidiary of AXA Equitable, which in turn transferred them to AXA Equitable.

•
On December 30, 2008, AXA Equitable transferred an aggregate of 20,164,587 AllianceBernstein Units, consisting of: the transfer of 2,452,450 AllianceBernstein Units to MONY Life Insurance Company (“MONY”), a wholly-owned subsidiary of AXA Financial; the transfer of 1,362,472 AllianceBernstein Units to MONY Life Insurance Company of America, a wholly-owned subsidiary of MONY; and 16,349,665 AllianceBernstein Units to AXF Bermuda.

Item 6.	Selected Financial Data

ALLIANCEBERNSTEIN HOLDING L.P.
Selected Financial Data

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per unit amounts)
INCOME STATEMENT DATA:
Equity in earnings of AllianceBernstein	$278,636	$415,256	$359,469	$275,054	$219,971
Income taxes	33,910	39,104	34,473	26,990	24,798
Net income	$244,726	$376,152	$324,996	$248,064	$195,173
Basic net income per unit	$2.79	$4.35	$3.85	$3.04	$2.45
Diluted net income per unit	$2.79	$4.32	$3.82	$3.02	$2.43
CASH DISTRIBUTIONS PER UNIT(1)	$2.68	$4.33	$4.02	$3.00	$2.01
BALANCE SHEET DATA AT PERIOD END:
Total assets	$1,601,442	$1,575,234	$1,568,034	$1,377,054	$1,303,446
Partners’ capital	$1,596,155	$1,567,460	$1,559,188	$1,368,846	$1,295,670

(1)	Holding is required to distribute all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders.

ALLIANCEBERNSTEIN L.P.
Selected Consolidated Financial Data

	Years Ended December 31,
	2008	2007(1)	2006(1)	2005(1)	2004(1)
	(in thousands, except per unit amounts and unless otherwise indicated)
INCOME STATEMENT DATA:
Revenues:
Investment advisory and services fees	$2,839,526	$3,386,188	$2,890,229	$2,259,392	$1,996,819
Distribution revenues	378,425	473,435	421,045	397,800	447,283
Institutional research services(2)	471,716	423,553	375,075	352,757	420,141
Dividend and interest income	91,752	284,014	266,520	152,781	72,743
Investment gains (losses)	(349,172)	29,690	62,200	29,070	14,842
Other revenues	118,436	122,869	123,171	116,788	136,401
Total revenues	3,550,683	4,719,749	4,138,240	3,308,588	3,088,229
Less: interest expense	36,524	194,432	187,833	95,863	32,796
Net revenues	3,514,159	4,525,317	3,950,407	3,212,725	3,055,433

Expenses:
Employee compensation and benefits	1,454,691	1,833,796	1,547,627	1,262,198	1,085,163
Promotion and servicing:
Distribution plan payments	274,359	335,132	292,886	291,953	374,184
Amortization of deferred sales commissions	79,111	95,481	100,370	131,979	177,356
Other	207,506	252,468	218,944	198,004	202,327
General and administrative	539,198	574,506	574,904	378,856	410,240
Interest on borrowings	13,077	23,970	23,124	25,109	24,232
Amortization of intangible assets	20,716	20,716	20,710	20,700	20,700
Total expenses	2,588,658	3,136,069	2,778,565	2,308,799	2,294,202
Operating income	925,501	1,389,248	1,171,842	903,926	761,231
Non-operating income	18,728	15,756	20,196	34,446	—
Income before income taxes and non-controlling interest in earnings of consolidated entities	944,229	1,405,004	1,192,038	938,372	761,231
Income taxes	95,803	127,845	75,045	64,571	39,932
Non-controlling interest in earnings of consolidated entities, net of tax	9,186	16,715	8,392	5,483	16,149
Net income	$839,240	$1,260,444	$1,108,601	$868,318	$705,150
Basic net income per unit	$3.18	$4.80	$4.26	$3.37	$2.76
Diluted net income per unit	$3.18	$4.77	$4.22	$3.35	$2.74
Operating margin(3)	26.1%	30.3%	29.5%	28.0%	24.4%
CASH DISTRIBUTIONS PER UNIT(4)	$3.07	$4.77	$4.42	$3.33	$2.40
BALANCE SHEET DATA AT PERIOD END:
Total assets	$8,503,459	$9,368,754	$10,601,105	$9,490,480	$8,779,330
Debt	$284,779	$533,872	$334,901	$407,291	$407,517
Partners’ capital	$4,317,659	$4,541,226	$4,570,997	$4,302,674	$4,183,698
ASSETS UNDER MANAGEMENT AT PERIOD END (in millions)	$461,951	$800,390	$716,921	$578,552	$538,764

(1)
Certain prior-year amounts have been reclassified to conform to our 2008 presentation. See Note 2 to AllianceBernstein’s consolidated financial statements in Item 8 for a discussion of reclassifications.

(2)
Includes revenues of $0.3 million, $0.5 million, $1.8 million, $31.5 million and $116.5 million from brokerage transactions executed on behalf of AllianceBernstein (acting on behalf of certain of its U.S. asset management clients that have authorized AllianceBernstein to use SCB for trade execution) in 2008, 2007, 2006, 2005 and 2004, respectively.  The significant decrease beginning in 2005 is primarily due to our elimination of transaction charges for most private clients.

(3)	Operating income less non-controlling interest in earnings of consolidated entities as a percentage of net revenue.
(4)	AllianceBernstein is required to distribute all of its Available Cash Flow, as defined in the AllianceBernstein Partnership Agreement, to its unitholders and the General Partner.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Capital markets plummeted during the fourth quarter of 2008, following what had already been a tumultuous year for the global economy, producing sharply negative investment returns for our clients. Both our absolute and relative investment performance were poor. Equity returns across capital markets were negative in 2008 across styles, geographies, and capitalizations, as global equities declined more than 40% for the year. Furthermore, we underperformed benchmarks, in some cases by substantial amounts, in virtually all of our services, particularly in the fourth quarter, reflecting our investments in non-U.S. markets and sectors with exposure to credit risks. In many cases, this performance adversely affected our long-term track records.

For 2008, our total assets under management (“AUM”) fell $338.4 billion, or 42.3%, driven by market depreciation of $294.2 billion and net outflows of $44.2 billion.  With AUM at $462.0 billion as of December 31, 2008, we were at our lowest level since the third quarter of 2003.  The decline occurred mostly in our Institutional Investment Services and Retail Services and was overwhelmingly due to market depreciation in both value and growth equity services.  Net outflows accelerated in the fourth quarter to $23.2 billion, comprising more than half of the year’s total net outflows. In January 2009, net outflows, which continued to accelerate, and negative investment performance combined to further reduce AUM to $429.1 billion, our lowest level since the second quarter of 2003.

Institutional Investment Services AUM declined during 2008 by $216.7 billion, or 42.7%, with market depreciation of $191.7 billion and net outflows of $14.4 billion. Tepid new account sales could not keep pace with the funding of previously awarded mandates, which caused our pipeline of won but unfunded client mandates to fall by approximately 43% to $8 billion compared to $14 billion at the end of the third quarter of 2008.  Currently we are managing over $18 billion of defined contribution AUM, $12 billion of which is in Institutional Investment Services. Although this is a relatively small part of our business, we consider the growth of this AUM from less than $1 billion in 2006 to be quite promising.  We have only recently begun discussions with our largest current and prospective clients about our new flexible Customized Retirement Strategies platform, which defined contribution plan sponsors can use to create tailored target date portfolios for their participants.  We anticipate that this part of our business will continue to expand, generating meaningful incremental asset growth and further strengthening our relationships with some of our largest and most important clients.

Our Retail Services AUM declined during 2008 by $81.6 billion, or 44.5%, led by market depreciation of $67.1 billion and net outflows of $25.1 billion.  Nearly three-quarters of the year’s net outflows occurred in the second half of 2008. To date, there has been little impact within Retail Services from consolidations among major distributors and it is too early to assess the opportunities and risks that these transactions present for us.  With that in mind, our Retail Services mandate is to continue our strategy of aligning research and knowledge with the advice-delivery platforms of financial institution distributors to improve investment outcomes for the individual investors that we jointly serve.

Private Client Services AUM fell during 2008 by $40.1 billion, or 36.8%, primarily as a result of market depreciation of $35.4 billion. We continue to add new accounts, albeit at a slower rate, and, despite one of the most turbulent investment climates in history, our closed account rate for the year was 5.6% versus a historical rate of 4.3%. This compares quite favorably to our highest closed account rate of 17.7% in 2000. Although gross cash flow, which represents new assets from new and existing clients, was down from recent years, it remained at over $13 billion for the year.  We believe this reflects the continued appeal of our Private Client value proposition. Lastly, although we downsized our staff levels in 2008, we did so while retaining the best and the highest potential professionals that service our private clients.

The events of 2008 not only greatly reduced our total AUM, but materially changed its composition. We began with three-quarters of our AUM in equities and one-quarter in fixed income.  We ended the year closer to a 60/40 split in favor of equities.  To a lesser degree, but not inconsequential, our mix of U.S. versus global and international services shifted by five percentage points away from global and international.  These trends have exacerbated the impact of lower AUM on our revenues as our average fee realization rate decreased from 0.44% as of December 31, 2007 to 0.42% by the end of 2008.  Furthermore, our 2008 results included two quarters during which AUM and revenues were substantially higher than they are now.  If our current level of AUM continues or declines for most or all of 2009, our revenues and earnings will be substantially lower in 2009 than they were in 2008.

Institutional Research Services provided a bright spot in 2008. Its revenues were up 11.4% in 2008 to $471.7 million, with robust growth in the U.S. offsetting a modest decline in Europe. Revenues in the fourth quarter of 2008 were flat year-over-year, however, and were down 5.4% sequentially, decelerating in the latter half of the quarter as market volumes declined significantly.

Our full year revenues were down over $1 billion, or 22.3%, led by a $546.7 million, or 16.1%, decline in investment advisory and services fees.  The revenue decline was exacerbated by losses of $325 million on investments related to employee deferred compensation and lower distribution revenues.  Full year operating expenses declined $547.4 million, or 17.5%, primarily the result of lower incentive compensation and distribution expenses, the latter driven by lower assets under management.  Accordingly, 2008 diluted net income per Holding Unit fell to $2.79, or 35.4%, compared to $4.32 for 2007.  As we anticipated, our workforce reduction efforts were nearly complete by the end of 2008.  We ended the year with 4,997 employees, which is 10.4% less than at the beginning of 2008, and down 11.7% versus the peak at the end of the third quarter of 2008.  This workforce reduction will generate annual savings in excess of $70 million, mostly from lower salaries and fringe benefits. In view of the continuing adverse economic and capital markets conditions, we are considering additional expense reduction measures.

Some areas we specifically addressed in 2008 and on which we will continue to focus in 2009 as a result of the global financial crisis are(1):

•
Client satisfaction – Our ability to understand and articulate what has happened, to describe the lessons learned and the enhancements we have put in place, and to communicate substantial opportunities we perceive, are all critical to retaining client confidence in our ability to recover lost performance.

•
Investment performance – We underperformed benchmarks, in some cases by substantial amounts, in virtually all of our services.  We owe our clients and unitholders much better performance and we will strive to provide it.

•
Operational cost savings – We reduced headcount from 5,580 at December 31, 2007 to 4,997 at December 31, 2008 and imposed a salary freeze for 2009 as part of our initiative to lower operating costs.  We are seeking additional operational cost savings to counteract potential continuing declines in revenues.

•	Capital spending – Capital spending projects are being prioritized by business need, with lower priority projects being delayed or canceled.

•
Liquidity – We currently have sufficient liquidity and financial flexibility (i.e., practically no troubled investments or derivatives on our balance sheet, $4.3 billion of partners’ capital, a $1.0 billion committed credit facility, only $0.3 billion of debt, and strong credit ratings).  However, additional sources of liquidity are being explored in the case of further significant deterioration of capital and credit markets.

•
Asset impairment – We are more frequently monitoring the possibility that the goodwill, intangible assets or deferred sales commissions recorded on our balance sheet could become impaired, or that our debt covenants may not be met, if financial conditions continue to deteriorate and AUM and corresponding revenues continue to decline.

•
Counterparty risk – We are mindful of the possibility that counterparties in our financial transactions, or suppliers of some of our services, will be unable to perform as a result of their own deteriorating financial conditions.

Our balance sheet is strong, our intellectual capital is intact, and our expenses and capital outlays are being aggressively managed while we continue to invest in our most important strategic initiatives.  Our task remains what it has been throughout our history – apply deep and objective research as we assess securities for our clients’ portfolios in the pursuit of long-term investing success.  We are confident about three important traits that differentiate our firm: our financial strength and flexibility; the consistency and caliber of our leadership team; and our research driven culture.  It is these core characteristics that we believe give us a competitive edge to grow our business.  Although we have confidence that our core characteristics will lead to improved investment performance and benefits for our clients, employees and unitholders alike, real challenges to the global economy remain that will impact the re-emergence of investor confidence and eventual recovery. Yet the deep fear that has overtaken investors has also resulted in potentially historic investment opportunities across the capital markets.  We are evaluating today’s extreme dislocations, attempting to have sufficient exposure to securities that are well-positioned to outperform as markets anticipate the eventual resolution of this crisis and the inevitable, though perhaps not imminent, improvement in the global economy.

(1)	Many of these items are discussed in greater detail later in this Item 7 (including “Cautions Regarding Forward-Looking Statements”), “Risk Factors” (see Item 1A) or other sections of this Form 10-K.

Holding

Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein limited partnership interests. The Holding financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AllianceBernstein.

Results of Operations

	Years Ended December 31,			% Change
	2008	2007	2006	2008-07	2007-06
	(in thousands, except per unit amounts)

AllianceBernstein net income	$839,240	$1,260,444	$1,108,601	(33.4)%	13.7%
Weighted average equity ownership interest	33.2%	32.9%	32.4%
Equity in earnings of AllianceBernstein	$278,636	$415,256	$359,469	(32.9)	15.5
Net income of Holding	$244,726	$376,152	$324,996	(34.9)	15.7
Diluted net income per Holding Unit	$2.79	$4.32	$3.82	(35.4)	13.1
Distribution per Holding Unit	$2.68	$4.33	$4.02	(38.1)	7.7

In 2008, net income and diluted net income per unit decreased from 2007 due to lower equity in earnings of AllianceBernstein. In 2007, net income and diluted net income per unit increased from the prior year due to higher equity in earnings of AllianceBernstein.

Claims Processing Contingency

During the fourth quarter of 2006, AllianceBernstein recorded a $56.0 million pre-tax charge ($54.5 million, net of related income tax benefit, or $0.21 per unit) for the estimated cost of reimbursing certain clients for losses arising out of an error AllianceBernstein made in processing claims for class action settlement proceeds on behalf of these clients, which include some AllianceBernstein-sponsored mutual funds. During the third quarter of 2008, AllianceBernstein recorded approximately $35.3 million in insurance recoveries relating to this error. AllianceBernstein’s and Holding’s fourth quarter 2006 cash distributions were based on net income as calculated prior to AllianceBernstein recording the charge. Accordingly, the insurance recoveries ($0.13 per unit) were not included in AllianceBernstein’s or Holding’s cash distribution to unitholders for the third quarter of 2008. As of December 31, 2008, AllianceBernstein had $7.8 million remaining in accrued liabilities related to the $56.0 million pre-tax charge, some of which AllianceBernstein hopes to recover for its clients in future periods from related class action settlement funds, the amount of which is not known.  To the extent AllianceBernstein is unable to recover amounts its clients would have received were it not for the claims processing error, AllianceBernstein will reimburse these clients for the unrecovered amount.

Expense Reduction

During the fourth quarter of 2008, AllianceBernstein reduced headcount and announced its intention to reduce capital outlays in 2009 in order to lower its expense base in light of declines in assets under management and net revenues. As a result of the workforce reduction, headcount was 4,997 as of December 31, 2008, compared to a high of 5,660 (reflecting an 11.7% reduction) as of September 30, 2008, and 5,580 (reflecting a 10.4% reduction) as of December 31, 2007. AllianceBernstein recorded a pre-tax charge to earnings of $42.7 million in the fourth quarter of 2008 for severance and severance-related items. This workforce reduction is expected to generate annual savings in excess of $70 million, primarily from lower salaries and fringe benefits. AllianceBernstein’s capital expenditures were reduced by approximately 50% below its original 2008 capital spending plan and its 2009 capital spending plan includes an approximate 10% reduction from 2008 expenditure levels. In view of the continuing adverse economic and market conditions, AllianceBernstein is considering additional expense reduction measures.

Proposed Tax Legislation

See “Risk Factors” in Item 1A.

Capital Resources and Liquidity

The following table identifies selected items relating to capital resources and liquidity:

	Years Ended December 31,			% Change
	2008	2007	2006	2008-07	2007-06
	(in millions)

Partners’ capital, as of December 31	$1,596.2	$1,567.5	$1,559.2	1.8%	0.5%
Distributions received from AllianceBernstein	338.4	449.3	332.0	(24.7)	35.3
Distributions paid to unitholders	(301.4)	(408.7)	(298.5)	(26.3)	36.9
Proceeds from exercise of compensatory options to buy Holding Units	13.5	50.1	100.5	(73.0)	(50.2)
Investment in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(13.5)	(50.1)	(100.5)	(73.0)	(50.2)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	(21.0)	(50.9)	(22.3)	(58.8)	127.6
Issuance of Holding Units to fund CEO’s Restricted Units award(1)	52.3	—	—	100.0	—
Issuance of Holding Units in exchange for cash awards made by AllianceBernstein under the Partners Compensation Plan	—	—	47.2	—	(100.0)
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	63.9	34.8	35.3	83.7	(1.5)
Available Cash Flow	235.1	374.3	340.3	(37.2)	10.0

(1)	See Note 16 to AllianceBernstein’s consolidated financial statements in Item 8.

Cash and cash equivalents were zero as of December 31, 2008, 2007 and 2006. Cash inflows from AllianceBernstein distributions received were offset by cash distributions paid to unitholders and income taxes paid. Holding is required to distribute all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders (including the General Partner). Management believes that the cash flow realized from its investment in AllianceBernstein will provide Holding with the resources to meet its financial obligations. See “Statements of Changes in Partners’ Capital and Comprehensive Income” and “Statements of Cash Flows” in Holding’s financial statements in Item 8.

Commitments and Contingencies

See Note 7 to Holding’s  financial statements in Item 8.

AllianceBernstein

Assets Under Management

Assets under management by distribution channel were as follows:

	As of December 31,			% Change
	2008	2007	2006	2008-07	2007-06
	(in billions)

Institutional Investments	$291.4	$508.1	$455.1	(42.7)%	11.6%
Retail	101.6	183.2	166.9	(44.5)	9.7
Private Client	69.0	109.1	94.9	(36.8)	15.0
Total	$462.0	$800.4	$716.9	(42.3)	11.6

Assets under management by investment service were as follows:

	As of December 31,			% Change
	2008	2007	2006	2008-07	2007-06
	(in billions)
Equity
Value:
U.S.	$47.9	$108.0	$119.0	(55.6)%	(9.3)%
Global & international	124.5	274.5	216.5	(54.7)	26.8
	172.4	382.5	335.5	(54.9)	14.0
Growth:
U.S.	33.0	72.5	78.5	(54.5)	(7.6)
Global & international	55.3	124.4	95.6	(55.6)	30.1
	88.3	196.9	174.1	(55.2)	13.1
Total Equity	260.7	579.4	509.6	(55.0)	13.7

Fixed Income:
U.S.	105.3	113.4	109.9	(7.1)	3.2
Global & international	71.8	84.5	67.1	(15.0)	25.9
	177.1	197.9	177.0	(10.5)	11.8
Other (1):
U.S.	16.5	16.9	24.8	(2.5)	(31.9)
Global & international	7.7	6.2	5.5	24.6	10.9
	24.2	23.1	30.3	4.7	(24.1)
Total:
U.S.	202.7	310.8	332.2	(34.8)	(6.4)
Global & international	259.3	489.6	384.7	(47.0)	27.3
Total	$462.0	$800.4	$716.9	(42.3)	11.6

(1)	Includes index, structured and asset allocation services.

Changes in assets under management during 2008 were as follows:

	Distribution Channel				Investment Service
	Institutional Investments	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other (1)	Total
	(in billions)

Balance as of December 31, 2007	$508.1	$183.2	$109.1	$800.4	$382.5	$196.9	$197.9	$23.1	$800.4
Long-term flows:
Sales/new accounts	38.5	23.3	11.0	72.8	30.9	16.3	21.8	3.8	72.8
Redemptions/terminations	(34.9)	(39.8)	(8.3)	(83.0)	(41.1)	(23.0)	(18.6)	(0.3)	(83.0)
Cash flow/unreinvested dividends	(18.0)	(8.6)	(7.4)	(34.0)	(19.1)	(11.5)	(10.6)	7.2	(34.0)
Net long-term (outflows) inflows	(14.4)	(25.1)	(4.7)	(44.2)	(29.3)	(18.2)	(7.4)	10.7	(44.2)
Transfers	(10.6)	10.6	—	—	—	—	—	—	—
Market depreciation	(191.7)	(67.1)	(35.4)	(294.2)	(180.8)	(90.4)	(13.4)	(9.6)	(294.2)
Net change	(216.7)	(81.6)	(40.1)	(338.4)	(210.1)	(108.6)	(20.8)	1.1	(338.4)
Balance as of December 31, 2008	$291.4	$101.6	$69.0	$462.0	$172.4	$88.3	$177.1	$24.2	$462.0

(1)	Includes index, structured and asset allocation services.

Changes in assets under management during 2007 were as follows:

	Distribution Channel				Investment Service
	Institutional Investments	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other (1)	Total
	(in billions)

Balance as of December 31, 2006	$455.1	$166.9	$94.9	$716.9	$335.5	$174.1	$177.0	$30.3	$716.9
Long-term flows:
Sales/new accounts	70.8	46.2	18.3	135.3	71.4	30.0	32.9	1.0	135.3
Redemptions/terminations	(33.2)	(37.0)	(4.5)	(74.7)	(25.3)	(25.0)	(16.0)	(8.4)	(74.7)
Cash flow/unreinvested dividends	(19.9)	(3.3)	(5.2)	(28.4)	(14.0)	(7.9)	(4.8)	(1.7)	(28.4)
Net long-term inflows (outflows)	17.7	5.9	8.6	32.2	32.1	(2.9)	12.1	(9.1)	32.2
Transfers	(0.2)	(0.5)	0.7	—	—	—	—	—	—
Market appreciation	35.5	10.9	4.9	51.3	14.9	25.7	8.8	1.9	51.3
Net change	53.0	16.3	14.2	83.5	47.0	22.8	20.9	(7.2)	83.5
Balance as of December 31, 2007	$508.1	$183.2	$109.1	$800.4	$382.5	$196.9	$197.9	$23.1	$800.4

(1)	Includes index, structured and asset allocation services.

Average assets under management by distribution channel and investment service were as follows:

	Years Ended December 31,			% Change
	2008	2007	2006	2008-07	2007-06
	(in billions)
Distribution Channel:
Institutional Investments	$426.5	$491.1	$405.6	(13.1)%	21.1%
Retail	145.4	180.5	150.8	(19.4)	19.7
Private Client	93.2	104.8	84.6	(11.1)	23.8
Total	$665.1	$776.4	$641.0	(14.3)	21.1

Investment Service:
Value Equity	$297.9	$373.3	$281.1	(20.2)%	32.8%
Growth Equity	152.6	186.0	160.2	(17.9)	16.1
Fixed Income	193.2	188.3	169.2	2.6	11.3
Other(1)	21.4	28.8	30.5	(25.6)	(5.8)
Total	$665.1	$776.4	$641.0	(14.3)	21.1

(1)	Includes index, structured and asset allocation services.

Consolidated Results of Operations

	Years Ended December 31,			% Change
	2008	2007	2006	2008-07	2007-06
	(in millions, except per unit amounts)

Net revenues	$3,514.2	$4,525.3	$3,950.4	(22.3)%	14.6%
Expenses	2,588.7	3,136.1	2,778.6	(17.5)	12.9
Operating income	925.5	1,389.2	1,171.8	(33.4)	18.6
Non-operating income	18.7	15.8	20.2	18.9	(22.0)
Income before income taxes and non-controlling interest in earnings of consolidated entities	944.2	1,405.0	1,192.0	(32.8)	17.9
Income taxes	95.8	127.9	75.0	(25.1)	70.4
Non-controlling interest in earnings of consolidated entities, net of tax	9.2	16.7	8.4	(45.0)	99.2
Net income	$839.2	$1,260.4	$1,108.6	(33.4)	13.7
Diluted net income per unit	$3.18	$4.77	$4.22	(33.3)	13.0
Distributions per unit	$3.07	$4.77	$4.42	(35.6)	7.9
Operating margin(1)	26.1%	30.3%	29.5%

(1)	Operating income less non-controlling interest in earnings of consolidated entities as a percentage of net revenues.

In 2008, net income declined $421.2 million, or 33.4%, to $839.2 million, and net income per unit decreased $1.59, or 33.3%, to $3.18. The decrease was due primarily to lower investment advisory and services fees revenues resulting from lower assets under management and significant mark-to-market losses on investments related to deferred compensation plan obligations, partially offset by lower employee compensation and benefits expenses.

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

Claims Processing Contingency

During the fourth quarter of 2006, we recorded in general and administrative expenses a $56.0 million pre-tax charge ($54.5 million, net of related income tax benefit, or $0.21 per unit) for the estimated cost of reimbursing certain clients for losses arising out of an error we made in processing claims for class action settlement proceeds on behalf of these clients, which include some AllianceBernstein-sponsored mutual funds. During the third quarter of 2008, we recorded as a reduction of general and administrative expenses approximately $35.3 million in insurance recoveries relating to this error. Our fourth quarter 2006 cash distributions were based on net income as calculated prior to recording the charge. Accordingly, the insurance recoveries ($0.13 per unit) were not included in our cash distribution to unitholders for the third quarter of 2008.  As of December 31, 2008, we had $7.8 million remaining in accrued liabilities related to the $56.0 million pre-tax charge, some of which we hope to recover for our clients in future periods from related class action settlement funds, the amount of which is unknown. To the extent we are unable to recover amounts our clients would have received were it not for the claims processing error, we will reimburse these clients for the unrecovered amount.

Expense Reduction

During the fourth quarter of 2008, we reduced headcount and announced our intention to reduce capital outlays in 2009 in order to lower our expense base in light of declines in assets under management and net revenues. As a result of this workforce reduction, headcount was 4,997 as of December 31, 2008, compared to a high of 5,660 (reflecting an 11.7% reduction) as of September 30, 2008, and 5,580 (reflecting a 10.4% reduction) as of December 31, 2007. We recorded a pre-tax charge to earnings of $42.7 million in the fourth quarter of 2008 for severance and severance-related items. This workforce reduction is expected to generate annual savings in excess of $70 million, primarily from salaries and fringe benefits. Our capital expenditures were reduced by approximately 50% below our original 2008 capital spending plan and our 2009 capital spending plan includes an approximate 10% reduction from 2008 expenditure levels. In view of the continuing adverse economic and market conditions, we are considering additional expense reduction measures.

Impairment Analysis

As of December 31, 2008, management tested goodwill, intangible assets, and the deferred sales commission asset for impairment and determined that these assets were not impaired. See “Critical Accounting Estimates” in this Item 7 for a discussion of our impairment testing methodology.

To the extent that securities valuations remain depressed for prolonged periods of time and market conditions stagnate or worsen as a result of the global financial crisis, our assets under management, revenues, profitability, and unit price may be adversely affected. As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections which may result in an impairment of goodwill, intangible assets and the deferred sales commission asset. In the current environment, we anticipate testing these assets for impairment (typically tested annually) on a more frequent basis.

Net Revenues

The following table summarizes the components of net revenues:

	Years Ended December 31,			% Change
	2008	2007	2006	2008-07	2007-06
	(in millions)
Investment advisory and services fees:
Institutional Investments:
Base fees	$1,229.1	$1,416.0	$1,108.2	(13.2)%	27.8%
Performance-based fees	11.5	65.6	113.0	(82.4)	(42.0)
	1,240.6	1,481.6	1,221.2	(16.3)	21.3
Retail:
Base fees	751.0	946.0	787.5	(20.6)	20.1
Performance-based fees	0.1	—	0.3	n/m	(96.0)
	751.1	946.0	787.8	(20.6)	20.1
Private Client:
Base fees	846.0	943.0	758.8	(10.3)	24.3
Performance-based fees	1.8	15.6	122.4	(88.3)	(87.3)
	847.8	958.6	881.2	(11.6)	8.8
Total:
Base fees	2,826.1	3,305.0	2,654.5	(14.5)	24.5
Performance-based fees	13.4	81.2	235.7	(83.4)	(65.6)
	2,839.5	3,386.2	2,890.2	(16.1)	17.2
Distribution revenues	378.4	473.4	421.0	(20.1)	12.4
Institutional research services	471.7	423.5	375.1	11.4	12.9
Dividend and interest income	91.8	284.0	266.5	(67.7)	6.6
Investment gains (losses)	(349.2)	29.7	62.2	n/m	(52.3)
Other revenues	118.5	122.9	123.2	(3.6)	(0.2)
Total revenues	3,550.7	4,719.7	4,138.2	(24.8)	14.1
Less: Interest expense	36.5	194.4	187.8	(81.2)	3.5
Net revenues	$3,514.2	$4,525.3	$3,950.4	(22.3)	14.6

Investment Advisory and Services Fees

Investment advisory and services fees, the largest component of our revenues, consist primarily of base fees. These fees are generally calculated as a percentage of the value of assets under management as of a specified date, or as a percentage of the value of average assets under management for the applicable billing period, and vary with the type of investment service, the size of account, and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as average assets under management increase or decrease and is therefore affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures.

We calculate AUM using our standard fair valuation methodologies, including market based valuation methods and fair valuation methods. Market based valuation methods include:  last sale/settle prices from an exchange for actively traded listed equities, options and futures; evaluated bid prices from standard pricing vendors for fixed income, asset-backed or mortgage-backed issues; mid prices from standard pricing vendors and brokers for credit default swaps; and quoted bids or spreads from pricing vendors and brokers for other derivative products.  Fair valuation methods include discounted cash flow models, evaluation of assets vs. liabilities or any other methodology that is validated and approved by our Valuation Committee (“Committee”). Fair valuation methods are used only where AUM cannot be valued using market based valuation methods, such as in the case of private equity or illiquid securities. Fair valued investments typically make up less than 1% of our total AUM.  Recent market volatility has not had a significant effect on our ability to acquire market data and, accordingly, our ability to use market based valuation methods.

The Committee, which is composed of senior officers and employees and is chaired by our Chief Risk Officer, is responsible for overseeing the pricing and valuation of all investments held in client portfolios.  The Committee has adopted a Statement of Pricing Policies describing principles and policies that apply to pricing and valuing investments held in client portfolios.  We have also established a Pricing Group, which reports to the Committee.  The Committee has delegated to the Pricing Group responsibility for monitoring the pricing process for all investments held in client portfolios.

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. In addition, some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we underperform our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on approximately 14% of the assets we manage for institutional clients and approximately 5% of the assets we manage for private clients (in total, approximately 10% of our company-wide AUM). If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. Approximately 80% of our hedge fund AUM is subject to high-watermarks, and we ended 2008 with approximately 67% of this hedge fund AUM below high-watermarks by 10% or more.  This will make it very difficult for us to earn performance-based fees in most of our hedge funds in 2009.

Our investment advisory and services fees decreased 16.1% in 2008, primarily due to a decrease of 14.3% in average assets under management.  For 2007, investment advisory and services fees increased 17.2%, primarily due to a 21.1% increase in average assets under management.

Institutional investment advisory and services fees decreased 16.3% in 2008 as a result of a decrease in average assets under management of 13.1%, and a decrease in performance-based fees of $54.1 million. Institutional investment advisory and services fees increased 21.3% in 2007 as a result of an increase in average assets under management of 21.1%, and a more favorable fee mix, partially offset by a decrease in performance-based fees of $47.4 million. The favorable fee mix reflected increases in average assets under management in our global and international services of 40.4%, where base fee rates are generally higher than for domestic services.

Retail investment advisory and services fees decreased 20.6% in 2008 due primarily to a decrease of 19.4% in average assets under management. For 2007, these fees increased 20.1% due primarily to an increase of 19.7% in average assets under management.

Private Client investment advisory and services fees decreased 11.6% in 2008 as a result of lower base fees from a 7.4% decrease in billable assets under management and the impact of a change in product mix. Private Client investment advisory and services fees increased 8.8% in 2007 as a result of higher base fees from a 15.0% increase in assets under management partially offset by a $106.8 million, or 87.3%, decrease in performance-based fees, earned largely from our hedge funds.

Distribution Revenues

AllianceBernstein Investments and AllianceBernstein (Luxembourg) S.A. (each a wholly-owned subsidiary of AllianceBernstein) act as distributor and/or placing agent of company-sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur. Distribution revenues decreased 20.1% in 2008, principally due to lower average mutual fund assets under management. The decline in revenues and assets under management was approximately an even split between U.S. and non-U.S. services.  Distribution revenues increased 12.4% in 2007, principally due to higher average mutual fund assets under management.

Institutional Research Services

Institutional Research Services revenue consists principally of brokerage transaction charges received for providing equity research and brokerage-related services to institutional investors. Revenues from Institutional Research Services increased 11.4% for 2008 due to significantly higher revenues from U.S. operations offset by a decline in Europe. Revenues from Institutional Research Services increased 12.9% for 2007 due to higher revenues from both European and U.S. operations.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists of investment income, interest earned on U.S. Treasury Bills, and interest earned on collateral given for securities borrowed from brokers and dealers. Interest expense includes interest accrued on cash balances in customers’ brokerage accounts and on collateral received for securities loaned.  Dividend and interest, net of interest expense, decreased $34.3 million, or 38.3%, in 2008. The decrease was due primarily to lower dividends from our deferred compensation-related investments as well as lower interest earned on our stock borrow and loan activity resulting from the outsourcing of our hedge fund prime brokerage operations in the fourth quarter of 2007. Dividend and interest, net of interest expense, increased $10.9 million in 2007. The increase was due primarily to increased brokerage interest due to higher Treasury Bill balances and higher dividends from our deferred compensation-related investments.

Investment Gains (Losses)

Investment gains (losses), consists primarily of realized and unrealized investment gains or losses on trading investments related to deferred compensation plan obligations and investments made in our consolidated venture capital fund, realized gains or losses on the sale of available-for-sale investments, and equity in earnings of investments in limited partnership hedge funds that we sponsor and manage.  Investment gains (losses) decreased $378.9 million in 2008, due primarily to significant realized and unrealized losses on investments related to deferred compensation plan obligations in 2008 of $325.0 million as compared to gains in 2007 of $4.8 million, as well as realized and unrealized losses on the sales of other investments. Investment gains (losses) decreased $32.5 million in 2007, due primarily to lower mark-to-market gains on investments related to deferred compensation plan obligations in 2007 as compared to 2006 and equity losses in 2007 versus gains in 2006 from our investment in hedge funds, partially offset by mark-to-market gains on investments in our consolidated venture capital fund.

Other Revenues, Net

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues decreased 3.6% in 2008, due primarily to lower shareholder servicing fees as a result of fewer accounts. Other revenues were essentially flat in 2007 as compared to 2006.

Expenses

The following table summarizes the components of expenses:

	Years Ended December 31,			% Change
	2008	2007	2006	2008-07	2007-06
	(in millions)

Employee compensation and benefits	$1,454.7	$1,833.8	$1,547.6	(20.7)%	18.5%
Promotion and servicing	561.0	683.1	612.2	(17.9)	11.6
General and administrative	539.2	574.5	574.9	(6.1)	(0.1)
Interest	13.1	24.0	23.2	(45.4)	3.7
Amortization of intangible assets	20.7	20.7	20.7	—	—
Total	$2,588.7	$3,136.1	$2,778.6	(17.5)	12.9

Employee Compensation and Benefits

We had 4,997 full-time employees as of December 31, 2008 compared to 5,580 in 2007 and 4,914 in 2006. Employee compensation and benefits, which represented approximately 56%, 58% and 56% of total expenses in 2008, 2007 and 2006, respectively, include base compensation (including severance), cash and deferred incentive compensation, commissions, fringe benefits, and other employment costs (including recruitment, training, temporary help and meals).

In 2008, base compensation, fringe benefits and other employment costs increased $69.9 million, or 10.8%, primarily as a result of higher salaries from higher headcount throughout most of the year and $42.7 million in severance and severance-related items due to the workforce reduction, partially offset by lower recruitment costs and lower payroll taxes as a result of lower incentive compensation. Incentive compensation decreased $370.6 million, or 50.2%, primarily as a result of lower annual bonus payments and lower deferred compensation expense resulting from mark-to-market losses on related investments. Commission expense decreased $78.4 million, or 17.4%, reflecting lower sales volumes across our Institutional Investments, Retail and Private Client distribution channels.

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

Promotion and Servicing

Promotion and servicing expenses, which represented approximately 22% of total expenses in 2008, 2007 and 2006, include distribution plan payments to financial intermediaries for distribution of company-sponsored mutual funds, and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load shares of company-sponsored mutual funds. See “Capital Resources and Liquidity” in this Item 7 and Note 11 to AllianceBernstein’s consolidated financial statements in Item 8 for further discussion of deferred sales commissions. Also included in this expense category are costs related to travel and entertainment, advertising, promotional materials, and investment meetings and seminars for financial intermediaries that distribute our mutual fund products.

Promotion and servicing expenses decreased 17.9% in 2008 and increased 11.6% in 2007. The decrease in 2008 was primarily due to lower distribution plan payments (resulting from lower average Retail Services assets under management), lower amortization of deferred sales commissions, and lower travel and entertainment expenses. The increase in 2007 was primarily due to higher distribution payments, travel and entertainment, and transfer fees.

General and Administrative

General and administrative expenses, which represented approximately 21%, 18% and 21% of total expenses in 2008, 2007 and 2006, respectively, are costs related to operations, including technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses decreased $35.3 million, or 6.1% in 2008, and were essentially flat in 2007 compared to 2006.

The decrease in 2008 reflects insurance recoveries of approximately $35.3 million relating to a class action claims processing error (see Note 7), lower client transaction errors, and incremental foreign exchange gains, partially offset by higher occupancy costs. Higher occupancy and technology costs in 2007 were offset by a $56.0 million charge recorded in 2006 for the estimated cost of reimbursing certain clients for losses arising out of an error made in processing claims for class action settlement proceeds on behalf of these clients and lower legal costs.

Interest on Borrowings

Interest on our borrowings for 2008 decreased $10.9 million, or 45.4%, the result of lower average interest rates. Interest on our borrowings for 2007 increased $0.9 million, or 3.7%, reflecting higher short-term borrowing levels partly offset by lower interest rates.

Non-operating Income

Non-operating income consists of contingent purchase price payments earned from the disposition in 2005 of our cash management services. Non-operating income for 2008 increased $2.9 million, or 18.9% due to higher contingent purchase price payments earned in 2008. Non-operating income for 2007 decreased $4.4 million, or 22.0%. The 2007 decrease reflects the recognition of a $7.5 million gain during the second quarter of 2006 resulting from the expiration of a “clawback” provision related to the disposition of our cash management services, partly offset by lower contingent purchase price payments earned in 2007.

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

The decrease in taxes on income in 2008 reflects lower earnings and the recognition of $12.9 million of net unrecognized tax benefits during the fourth quarter of 2008 due primarily to certain tax audits being settled. The increase in taxes on income in 2007 reflects increased earnings and a higher effective tax rate reflecting higher earnings of our foreign subsidiaries (primarily in the U.K. and Japan) where tax rates are generally higher.

Non-Controlling Interest in Earnings of Consolidated Entities

Our non-controlling interests in consolidated entities consist of 90% limited partner interests in our consolidated venture capital fund (of which 10% is owned by AXA and its subsidiaries and 80% is owned by an unaffiliated client) and 50% interests in consolidated joint ventures in Australia and New Zealand (of which 50% is owned by AXA and its subsidiaries). Non-controlling interest in earnings of consolidated entities for 2008 decreased $7.5 million, primarily as a result of lower net unrealized gains on investments in our consolidated venture capital fund. Non-controlling interest in earnings of consolidated entities for 2007 increased $8.3 million, primarily as a result of higher net unrealized gains on investments in our consolidated venture capital fund.

Capital Resources and Liquidity

The following table identifies selected items relating to capital resources and liquidity:

				% Change
	2008	2007	2006	2008 - 07	2007 - 06
	(in millions, except per unit amounts)
As of December 31:
Partners’ capital	$4,317.7	$4,541.2	$4,571.0	(4.9)	(0.7)%
Cash and cash equivalents	552.6	576.4	546.8	(4.1)	5.4

For the years ended December 31:
Cash flow from operations	1,380.8	1,291.4	1,103.9	6.9	17.0
Proceeds from sales (purchases) of investments, net	21.0	26.5	(42.0)	(20.6)	n/m
Capital expenditures	(75.2)	(137.5)	(97.1)	(45.3)	41.7
Distributions paid to General Partners and unitholders	(1,019.7)	(1,364.6)	(1,025.5)	(25.3)	33.1
Purchases of Holding Units to fund deferred compensation plans, net	(2.4)	(50.9)	(22.3)	(95.4)	127.6
Additional investment by Holding through issuance of Holding Units in exchange for cash awards made under the Partners Compensation Plan	—	—	47.2	—	(100.0)
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	13.5	50.1	100.5	(73.0)	(50.2)
(Repayment) issuance of commercial paper, net	(260.1)	175.8	328.1	n/m	(46.4)
Repayment of long-term debt	—	—	(408.1)	—	(100.0)
Available Cash Flow	810.2	1,253.2	1,153.4	(35.3)	8.7

Cash and cash equivalents decreased $23.8 million in 2008 and increased $29.6 million in 2007. Cash inflows are primarily provided by operations, proceeds from sales of investments, and additional investments by Holding relating to equity-based transactions. Significant cash outflows include cash distributions paid to the General Partner and unitholders, capital expenditures, net repayment of commercial paper, purchases of investments and purchases of Holding Units to fund deferred compensation plans.

Contingent Deferred Sales Charge

Our mutual fund distribution system (the “System”) includes a multi-class share structure that permits our open-end mutual funds to offer investors various options for the purchase of mutual fund shares, including both front-end load shares and back-end load shares. For open-end U.S. Fund front-end load shares, AllianceBernstein Investments pays sales commissions to financial intermediaries distributing the funds from the front-end sales charge it receives from investors at the time of sale. For back-end load shares, AllianceBernstein Investments pays sales commissions to the financial intermediaries at the time of sale and also receives higher ongoing distribution services fees from the mutual funds. In addition, investors who redeem before the expiration of the minimum holding period (which ranges from one year to four years) pay a contingent deferred sales charge (“CDSC”) to AllianceBernstein Investments. We expect to recover deferred sales commissions over periods not exceeding five and one-half years. Payments of sales commissions made to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $33.7 million, $31.1 million and $23.7 million, totaled approximately $9.1 million, $84.1 million and $98.7 million during 2008, 2007 and 2006, respectively. Effective January 31, 2009, back-end load shares are no longer offered to new investors in U.S. Funds.

Debt and Credit Facilities

Total credit available, debt outstanding, and weighted average interest rates as of December 31, 2008 and 2007 were as follows:

	December 31,
	2008			2007
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)

Revolving credit facility(1)	$715.2	$—	—%	$466.1	$—	—%
Commercial paper(1)(2)	284.8	284.8	1.8	533.9	533.9	4.3
Total revolving credit facility(1)	1,000.0	284.8	1.8	1,000.0	533.9	4.3
Revolving credit facility – SCB LLC	950.0	—	—	—	—	—
Unsecured bank loan(3)	—	—	—	—	—	—
Total	$1,950.0	$284.8	1.8	$1,000.0	$533.9	4.3

(1)
Our $1.0 billion revolving credit facility supports our commercial paper program; amounts borrowed under the commercial paper program reduce amounts available for direct borrowing under the revolving credit facility on a dollar-for-dollar basis.

(2)	Commercial paper outstanding is short-term in nature, and as such, book value approximates fair value.
(3)	As of December 31, 2008, SCB LLC maintained five separate uncommitted credit facilities with various banks totaling $775 million.

We have a $1.0 billion five-year revolving credit facility with a group of commercial banks and other lenders which expires in 2011. The revolving credit facility is intended to provide back-up liquidity for our $1.0 billion commercial paper program, although we borrow directly under the facility from time to time. Our interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (“LIBOR”) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of December 31, 2008.

In January 2008, SCB LLC entered into a $950 million three-year revolving credit facility with a group of commercial banks to fund its obligations resulting from engaging in certain securities trading and custody activities for private clients. Under the revolving credit facility, the interest rate, at the option of SCB LLC, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate.

Our solid financial foundation and access to public and private debt, at competitive terms, should provide adequate liquidity for our general business needs. Management believes that cash flow from operations and the issuance of debt and AllianceBernstein Units or Holding Units will provide us with the resources necessary to meet our financial obligations.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.

Guarantees

In February 2002, AllianceBernstein signed a $125 million agreement with a commercial bank, under which we guaranteed certain obligations in the ordinary course of business of SCBL. In the event SCBL is unable to meet its obligations in full when due, AllianceBernstein will pay the obligations within three days of being notified of SCBL’s failure to pay. This agreement is continuous and remains in effect until payment in full of any such obligation has been made by SCBL. During 2008, we were not required to perform under the agreement and as of December 31, 2008 had no liability in connection with the agreement.

In January 2008, AllianceBernstein and AXA executed guarantees in regard to the $950 million SCB LLC facility. In the event SCB LLC is unable to meet its obligations, AllianceBernstein or AXA will pay the obligations when due or on demand. AllianceBernstein will reimburse AXA to the extent AXA must pay on its guarantee. This agreement is continuous and remains in effect until the later of payment in full of any obligation under the credit facility has been made or the maturity date.

Aggregate Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008:

	Contractual Obligations
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)

Commercial paper	$284.8	$284.8	$—	$—	$—
Operating leases, net of sublease commitments	2,422.9	124.2	259.0	266.7	1,773.0
Accrued compensation and benefits	321.2	211.4	57.3	25.7	26.8
Unrecognized tax benefits	9.7	3.6	—	6.1	—
Total	$3,038.6	$624.0	$316.3	$298.5	$1,799.8

Accrued compensation and benefits amounts above exclude our accrued pension obligation. Any amounts reflected on the consolidated balance sheet as payables (to broker-dealers, brokerage clients and company-sponsored mutual funds) and accounts payable and accrued expenses are excluded from the table above.

Certain of our deferred compensation plans permit participants to elect to have their deferred compensation awards invested notionally in Holding Units and in company-sponsored investment services. Since January 1, 2009, we have made purchases of mutual funds and hedge funds totaling $196 million and allocated Holding Units with an aggregate value of approximately $27 million within our deferred compensation trust to fund our future obligations resulting from participant elections with respect to 2008 awards. We also issued 1,587,114 new units.

We expect to make contributions to our qualified profit sharing plan of approximately $25 million in each of the next four years and to contribute an estimated $22 million to our qualified, noncontributory, defined benefit plan during 2009.

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

Deferred Sales Commission Asset

Management tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares are updated quarterly and include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of December 31, 2008, management used average market return assumptions of 5% for fixed income securities and 8% for equities to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions, determined by reference to actual redemption experience over the five-year, three-year, one-year and current periods ended December 31, 2008, and calculated as a percentage of our average assets under management represented by back-end load shares, ranged from 22% to 32% for U.S. fund shares and 28% to 72% for non-U.S. fund shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. As of December 31, 2008, management determined that the deferred sales commission asset was not impaired. However, if higher redemption rates continue in 2009, this asset may become impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount. Any impairment could reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to our earnings.

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, we test our single reporting unit annually, as of September 30, for impairment. The carrying value of goodwill is also reviewed if facts and circumstances, such as significant declines in assets under management, revenues, earnings or our Holding Unit price, occur, suggesting possible impairment.  As of September 30, 2008, the impairment test indicated that goodwill was not impaired. Due to the significant declines in our assets under management and operating results in 2008 as a result of the global financial crisis, we also tested goodwill for impairment as of December 31, 2008, and determined that goodwill was not impaired.

The analysis is a two-step process. The first step involves determining whether the estimated fair value of AllianceBernstein, the reporting unit, exceeds its book value. If the fair value of the company exceeds its book value, goodwill is not impaired.  However, if the book value exceeds the fair value of the company, goodwill may be impaired and additional analysis is required.  The second step compares the fair value of the company to the aggregated fair values of its individual assets and liabilities to calculate the amount of impairment, if any.

In the first step of the process, there are several methods of estimating AllianceBernstein’s fair value, which include valuation techniques such as discounted expected cash flows and market valuation (private partnership units outstanding multiplied by Holding Unit price). Developing estimated fair value using a discounted cash flow valuation technique consists of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows to arrive at a present value amount that approximates fair value. In our test as of December 31, 2008, our discounted expected cash flow model used management’s current business plan, which factored in current market conditions and all material events that have impacted, or that we believed at the time could potentially impact, future discounted expected cash flows for the first four years and a 7.4% compounded annual growth rate thereafter. Management used AllianceBernstein’s weighted average cost of capital of 13.4% as its discount rate. Our market valuation as of December 31, 2008 was higher than our book value, but the amount of excess has decreased significantly.

To the extent that securities valuations remain depressed for prolonged periods of time and market conditions stagnate or worsen as a result of the global financial crisis, our assets under management, revenues, profitability and unit price would likely be adversely affected.  As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

Intangible Assets

Management tests intangible assets for impairment quarterly. A present value technique is applied to expected cash flows to estimate the fair value of intangible assets. Estimated fair value is then compared to the recorded book value to determine whether impairment is indicated. The key assumptions used in the estimates include attrition factors of customer accounts, asset growth rates, direct expenses and fee rates included in management’s current business plan and our weighted average cost of capital of 13.4% for the discount rate. In determining these estimates, we choose assumptions based on actual historical trends that may or may not occur in the future. Management has determined that intangible assets were not impaired as of December 31, 2008.

To the extent that securities valuations remain depressed for prolonged periods of time and market conditions stagnate or worsen as a result of the global financial crisis, our assets under management and revenues from these investment management contracts would likely be adversely affected.  As a result, certain triggering events, including impairment of our goodwill, may occur requiring more frequent testing for impairment of intangibles. Such tests may be based upon different assumptions, which could result in an impairment of this asset. Any impairment could reduce materially the recorded amount of intangible assets with a corresponding charge to our earnings.

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

In developing the expected long-term rate of return on plan assets of 8.0%, we considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class. We assumed a target allocation weighting of 50% to 70% for equity securities, 20% to 40% for debt securities, and 0% to 10% for real estate investment trusts. Exposure of the total portfolio to cash equivalents on average should not exceed 5% of the portfolio’s value on a market value basis. The plan seeks to provide a rate of return that exceeds applicable benchmarks over rolling five-year periods. The benchmark for the plan’s large cap domestic equity investment strategy is the S&P 500 Index; the small cap domestic equity investment strategy is measured against the Russell 2000 Index; the international equity investment strategy is measured against the MSCI EAFE Index; and the fixed income investment strategy is measured against the Barclays Aggregate Bond Index. The actual rate of return on plan assets was (45.8)%, 4.1% and 9.0% in 2008, 2007 and 2006, respectively. A 25 basis point adjustment, up or down, in the expected long-term rate of return on plan assets would have decreased or increased the 2008 net pension income of $0.7 million by approximately $0.1 million.

The objective of our discount rate assumption was to reflect the rate at which our pension obligations could be effectively settled. In making this determination, we took into account the timing and amount of benefits that would be available under the plan’s lump sum option. To that effect, our methodology for selecting the discount rate as of December 31, 2008 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Benefit cash flows due in a particular year can be “settled” theoretically by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The selection of the 6.20% discount rate as of December 31, 2008 represents the approximate mid-point (to the nearest five basis points) of the single rates determined under two independently constructed yield curves. One yield curve, prepared by Mercer Human Resources, produced a rate of 6.24%; the other, prepared by Citigroup, produced a rate of 6.18%. The discount rate as of December 31, 2007 was 6.55%, which was used in developing the 2008 net pension charge. A lower discount rate increases pension expense and the present value of benefit obligations. A 25 basis point adjustment, up or down, in the discount rate (along with a corresponding adjustment in the assumed lump sum interest rate) would have decreased or increased the 2008 net pension income of $0.7 million by approximately $0.1 million.

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

Accounting Pronouncements

See Note 22 to AllianceBernstein’s consolidated financial statements in Item 8.

Cautions Regarding Forward-Looking Statements

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, industry trends, future acquisitions, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Item 1A. Any or all of the forward-looking statements that we make in this Form 10-K, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations and business prospects.

The forward-looking statements referred to in the preceding paragraph include statements regarding:

•
Our backlog of new institutional mandates not yet funded: Before they are funded, institutional mandates do not represent legally binding commitments to fund and, accordingly, the possibility exists that not all mandates will be funded in the amounts and at the times we currently anticipate.

•
Our anticipation that our DC business will continue to expand: The actual performance of the capital markets and other factors beyond our control will affect our asset flows and investment success for clients, as will our ability to improve the poor relative investment performance we experienced in 2008.

•
Our expectation that we will recover a portion of the $7.8 million remaining in accrued liabilities related to the claims processing error-related charge: Our ability to recover more of this cost depends on the availability of funds from the related class-action settlement funds, the amount of which is not known.

•
The possibility that prolonged weakness in asset values may result in impairment of goodwill, intangible assets and the deferred sales commission asset: To the extent that securities valuations remain depressed for prolonged periods of time and market conditions stagnate or worsen as a result of the global financial crisis (factors that are beyond our control), our assets under management, revenues, profitability and unit price may be adversely affected. As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections which may result in an impairment of goodwill, intangible assets and the deferred sales commission asset.

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

•
Our solid financial foundation and access to public and private debt providing adequate liquidity for our general business needs: Our solid financial foundation is dependent on our cash flow from operations, which is subject to the performance of the capital markets and other factors beyond our control. Our access to public and private debt, as well as the market for debt or equity we may choose to issue, may be limited by adverse market conditions, our profitability and changes in government regulations, including tax rates and interest rates.

•
The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain legal proceedings to have a material adverse effect on our results of operations or financial condition, any settlement or judgment with respect to a legal proceeding could be significant and could have a material adverse effect on our results of operations or financial condition.

Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk

Holding

Market Risk, Risk Management and Derivative Financial Instruments

Holding’s sole investment is AllianceBernstein Units. Holding did not own, nor was it a party, to any derivative financial instruments during the years ended December 31, 2008, 2007 and 2006.

AllianceBernstein

Market Risk, Risk Management and Derivative Financial Instruments

AllianceBernstein’s investments consist of trading and available-for-sale investments, and other investments. Trading and available-for-sale investments, include United States Treasury Bills and equity and fixed income mutual funds investments. Trading investments are purchased for short-term investment, principally to fund liabilities related to deferred compensation plans. Although available-for-sale investments are purchased for long-term investment, the portfolio strategy considers them available-for-sale from time to time due to changes in market interest rates, equity prices and other relevant factors. Other investments include investments in hedge funds sponsored by AllianceBernstein and other private investment vehicles.

Trading and Non-Trading Market Risk Sensitive Instruments

Investments with Interest Rate Risk—Fair Value

The table below provides our potential exposure with respect to our fixed income investments, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing as of December 31, 2008 and 2007. Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent our view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of our investments in fixed income mutual funds and fixed income hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2008		2007
	Fair Value	Effect of +100 Basis Point Change	Fair Value	Effect of +100 Basis Point Change
	(in thousands)
Fixed Income Investments:
Trading	$76,153	$(3,099)	$106,152	$(5,117)
Available-for-sale and other investments	160	(7)	28,368	(1,367)

Investments with Equity Price Risk—Fair Value

Our investments also include investments in equity mutual funds and equity hedge funds. The following table provides our potential exposure with respect to our equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing as of December 31, 2008 and 2007. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent our view of future market changes. While these fair value measurements provide a representation of equity price sensitivity of our investments in equity mutual funds and equity hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2008		2007
	Fair Value	Effect of -10% Equity Price Change	Fair Value	Effect of -10% Equity Price Change
	(in thousands)
Equity Investments:
Trading	$246,394	$(24,639)	$466,085	$(46,609)
Available-for-sale and other investments	255,136	(25,514)	314,476	(31,448)

Item 8.                     Financial Statements and Supplementary Data

ALLIANCEBERNSTEIN HOLDING L.P.

Statements of Financial Condition

	December 31,
	2008	2007
	(in thousands, except unit amounts)
ASSETS
Investment in AllianceBernstein	$1,600,045	$1,574,512
Other assets	1,397	722
Total assets	$1,601,442	$1,575,234
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Payable to AllianceBernstein	$4,825	$7,460
Other liabilities	462	314
Total liabilities	5,287	7,774
Commitments and contingencies (See Note 7)
Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,633	1,698
Limited partners: 90,223,767 and 86,848,149 limited partnership units issued and outstanding	1,618,985	1,548,212
Accumulated other comprehensive income (loss)	(24,463)	17,550
Total partners’ capital	1,596,155	1,567,460
Total liabilities and partners’ capital	$1,601,442	$1,575,234

See Accompanying Notes to Financial Statements.

ALLIANCEBERNSTEIN HOLDING L.P.

Statements of Income

	Years Ended December 31,
	2008	2007	2006
	(in thousands, except per unit amounts)

Equity in earnings of AllianceBernstein	$278,636	$415,256	$359,469

Income taxes	33,910	39,104	34,473

Net income	$244,726	$376,152	$324,996

Net income per unit:
Basic	$2.79	$4.35	$3.85
Diluted	$2.79	$4.32	$3.82

See Accompanying Notes to Financial Statements.

ALLIANCEBERNSTEIN HOLDING L.P.

Statements of Changes in Partners’ Capital and Comprehensive Income

	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
	(in thousands, except per unit amounts)
Balance as of December 31, 2005	$1,711	$1,359,472	$7,663	$1,368,846
Comprehensive income:
Net income	384	324,612	—	324,996
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	—	—	1,735	1,735
Foreign currency translation adjustment	—	—	3,718	3,718
Comprehensive income	384	324,612	5,453	330,449
Adjustment to initially apply FASB Statement No. 158, net	—	—	(2,265)	(2,265)
Cash distributions to unitholders ($3.56 per unit)	(356)	(298,094)	—	(298,450)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	—	(22,345)	—	(22,345)
Issuance of Holding Units in exchange for cash awards made by AllianceBernstein under the Partners Compensation Plan	—	47,161	—	47,161
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	—	35,323	—	35,323
Proceeds from exercise of compensatory options to buy Holding Units	—	100,469	—	100,469
Balance as of December 31, 2006	1,739	1,546,598	10,851	1,559,188

Comprehensive income:
Net income	434	375,718	—	376,152
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	—	—	(2,897)	(2,897)
Foreign currency translation adjustment	—	—	6,309	6,309
Changes in retirement plan related items	—	—	3,287	3,287
Comprehensive income	434	375,718	6,699	382,851
Cash distributions to unitholders ($4.75 per unit)	(475)	(408,248)	—	(408,723)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	—	(50,853)	—	(50,853)
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	—	34,801	—	34,801
Impact of initial adoption of FIN 48	—	145	—	145
Proceeds from exercise of compensatory options to buy Holding Units	—	50,051	—	50,051
Balance as of December 31, 2007	1,698	1,548,212	17,550	1,567,460

Comprehensive income:
Net income	280	244,446	—	244,726
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	—	—	(1,188)	(1,188)
Foreign currency translation adjustment	—	—	(32,464)	(32,464)
Changes in retirement plan related items	—	—	(8,361)	(8,361)
Comprehensive income (loss)	280	244,446	(42,013)	202,713
Cash distributions to unitholders ($3.45 per unit)	(345)	(301,031)	—	(301,376)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	—	(2,358)	—	(2,358)
Issuance of Holding Units to fund CEO’s Restricted Units award	—	52,264	—	52,264
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	—	63,927	—	63,927
Proceeds from exercise of compensatory options to buy Holding Units	—	13,525	—	13,525
Balance as of December 31, 2008	$1,633	$1,618,985	$(24,463)	$1,596,155

See Accompanying Notes to Financial Statements.

ALLIANCEBERNSTEIN HOLDING L.P.

Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$244,726	$376,152	$324,996
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of AllianceBernstein	(278,636)	(415,256)	(359,469)
Changes in assets and liabilities:
(Increase) decrease in other assets	(675)	(421)	161
(Decrease) increase in payable to AllianceBernstein	(2,635)	311	(48)
Increase (decrease) in other liabilities	148	(1,383)	686
Net cash used in operating activities	(37,072)	(40,597)	(33,674)

Cash flows from investing activities:
Investments in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(13,525)	(50,051)	(100,469)
Cash distributions received from AllianceBernstein	338,448	449,320	332,035
Net cash provided by investing activities	324,923	399,269	231,566

Cash flows from financing activities:
Cash distributions to unitholders	(301,376)	(408,723)	(298,450)
Proceeds from exercise of compensatory options to buy Holding Units	13,525	50,051	100,469
Net cash used in financing activities	(287,851)	(358,672)	(197,981)

Change in cash and cash equivalents	—	—	(89)
Cash and cash equivalents as of beginning of the year	—	—	89
Cash and cash equivalents as of end of the year	$—	$—	$—

Cash paid:
Income taxes	$34,410	$41,422	$33,662

Non-cash investing activities:
Changes in accumulated other comprehensive income	(42,013)	6,699	3,188
Issuance of Holding Units to fund deferred compensation plans and CEO’s Restricted Units award	70,868	—	—
Issuance of Holding Units in exchange for cash awards made by AllianceBernstein under the Partners Compensation Plan	—	—	47,161
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	63,927	34,801	35,323

Non-cash financing activities:
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	(20,962)	(50,853)	(22,345)

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

AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients. Its principal services include:

•
Institutional Investment Services – servicing its institutional clients, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

•
Retail Services – servicing its individual clients, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.

•
Private Client Services – servicing its private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately managed accounts, hedge funds, mutual funds and other investment vehicles.

•	Institutional Research Services – servicing its institutional clients seeking independent research, portfolio strategy and brokerage-related services.

AllianceBernstein also provides distribution, shareholder servicing and administrative services to the mutual funds it sponsors.

AllianceBernstein provides a broad range of services with expertise in:

•	Value equities, generally targeting stocks that are out of favor and that may trade at bargain prices;

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Fixed income securities, including both taxable and tax-exempt securities;

•	Blend strategies, combining style-pure investment components with systematic rebalancing;

•	Passive management, including both index and enhanced index strategies;

•	Alternative investments, such as hedge funds, currency management strategies and venture capital; and

•
Asset allocation services, by which AllianceBernstein offers specifically-tailored investment solutions for its clients (e.g., customized target date fund retirement services for institutional defined contribution plan clients).

AllianceBernstein manages these services using various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global and emerging markets), as well as local and regional disciplines in major markets around the world.

AllianceBernstein’s independent research is the foundation of its business. AllianceBernstein’s research disciplines include fundamental research, quantitative research, economic research and currency forecasting capabilities. In addition, AllianceBernstein has created several specialized research units, including one unit that examines global strategic changes that can affect multiple industries and geographies, and another dedicated to identifying potentially successful innovations within private early-stage and later-stage high potential growth companies.

As of December 31, 2008, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “AXA Equitable”), and certain subsidiaries of AXA Financial, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.6% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of December 31, 2008, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	61.8%
Holding	33.9
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc., formerly known as Sanford C. Bernstein Inc.)	3.1
Unaffiliated holders	1.2
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. As of December 31, 2008, AXA and its subsidiaries were the beneficial owners of approximately 62.0% of the units of limited partnership interest in AllianceBernstein (“AllianceBernstein Units”). This percentage includes AllianceBernstein Units that AXA and its subsidiaries hold indirectly through its ownership of approximately 1.6% of Holding Units that are issued and outstanding. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 62.4% economic interest in AllianceBernstein as of December 31, 2008.

On January 6, 2009, AXA America Holdings, Inc., a wholly-owned subsidiary of AXA, purchased the remaining 8,160,000 units held by SCB Partners, Inc.

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

On January 21, 2009, the General Partner declared a distribution of $26.2 million, or $0.29 per unit, representing Available Cash Flow for the three months ended December 31, 2008. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each Holding Unit. The distribution was paid on February 12, 2009 to holders of record at the close of business on February 2, 2009.

During the third quarter of 2008, AllianceBernstein recorded approximately $35.3 million in insurance recoveries relating to payments made for a class action claims processing error for which it recorded a charge of $56.0 million in the fourth quarter of 2006 (see Note 7). AllianceBernstein’s and Holding’s fourth quarter 2006 cash distributions were based on net income as calculated prior to AllianceBernstein recording the charge.  Accordingly, the insurance recoveries ($0.13 per unit) were not included in AllianceBernstein’s or Holding’s cash distribution to unitholders for the third quarter of 2008.

Compensatory Option Plans

AllianceBernstein maintains certain compensation plans under which options to buy Holding Units have been, or may be, granted to employees of AllianceBernstein and independent directors of the General Partner. In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), (“SFAS No. 123-R”), “Share Based Payment”, AllianceBernstein recognizes compensation expense related to grants of compensatory options in its financial statements. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award (determined using the Black-Scholes option valuation model) and is recognized ratably over the vesting period. Holding exchanges the proceeds from exercises of Holding Unit options for AllianceBernstein Units and thereby increases its investment in AllianceBernstein. As of December 31, 2008, there were 6,685,808 options for Holding Units outstanding, of which 3,277,879 were exercisable.

3.	Net Income Per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each year. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income—diluted”) and dividing by the diluted weighted average number of units outstanding for each year.

	Years Ended December 31,
	2008	2007	2006
	(in thousands, except per unit amounts)

Net income—basic	$244,726	$376,152	$324,996
Additional allocation of equity in earnings of AllianceBernstein resulting from assumed dilutive effect of compensatory options	1,133	5,146	5,430
Net income—diluted	$245,859	$381,298	$330,426

Weighted average units outstanding—basic	87,571	86,460	84,325
Dilutive effect of compensatory options	531	1,807	2,243
Weighted average units outstanding—diluted	88,102	88,267	86,568

Basic net income per unit	$2.79	$4.35	$3.85
Diluted net income per unit	$2.79	$4.32	$3.82

As of December 31, 2008 and 2007, we excluded, respectively, 5,050,605 and 1,678,985 out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period) from the diluted net income per unit computation due to their anti-dilutive effect. As of December 31, 2006, there were no out-of-the-money options.

4.	Investment in AllianceBernstein

Holding’s investment in AllianceBernstein for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
	(in thousands)

Investment in AllianceBernstein as of January 1,	$1,574,512	$1,567,733
Equity in earnings of AllianceBernstein	278,636	415,256
Additional investments with proceeds from exercises of compensatory options to buy Holding Units	13,525	50,051
Changes in accumulated other comprehensive income	(42,013)	6,699
Cash distributions received from AllianceBernstein	(338,448)	(449,320)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	(2,358)	(50,853)
Issuance of Holding Units to fund CEO’s Restricted Units awards	52,264	—
Impact of initial adoption of FIN 48	—	145
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	63,927	34,801
Investment in AllianceBernstein as of December 31,	$1,600,045	$1,574,512

5.	Units Outstanding

The following table summarizes the activity in units:

Outstanding as of December 31, 2006	85,668,171
Options exercised	1,234,917
Units awarded	46,777
Units forfeited	(1,716)
Outstanding as of December 31, 2007	86,948,149
Options exercised	315,467
Issuance of units	3,015,396
Units awarded	48,365
Units forfeited	(3,610)
Outstanding as of December 31, 2008	90,323,767

Units awarded and units forfeited pertain to restricted unit awards made to independent members of the Board of Directors and to Century Club Plan unit awards to AllianceBernstein employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds and who meet certain sales targets. Issuance of units pertains to Holding Units issued by AllianceBernstein to fund deferred compensation plan elections by participants and the CEO’s Restricted Units award.

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

The principal reasons for the difference between Holding’s effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31,
	2008		2007		2006
	(in thousands)

UBT statutory rate	$11,145	4.0%	$16,610	4.0%	$14,379	4.0%
Federal tax on partnership gross business income	33,910	12.2	39,104	9.4	34,473	9.6
Credit for UBT paid by AllianceBernstein	(11,145)	(4.0)	(16,610)	(4.0)	(14,379)	(4.0)
Income tax expense (all currently payable) and effective tax rate	$33,910	12.2	$39,104	9.4	$34,473	9.6

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

We did not recognize a liability for unrecognized tax benefits under FIN 48 as of January 1, 2007, and there is no such liability as of December 31, 2008. Likewise, our financial statements did not reflect a liability for tax positions prior to the application of FIN 48. A liability for unrecognized tax benefits, if required, would be recorded in income tax expense and affect the company’s effective tax rate.

We are no longer subject to federal, state and local income tax examinations by tax authorities for all years prior to 2004. Currently, there are no examinations in progress and to date we have not been notified of any future examinations by applicable taxing authorities.

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

We are involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege substantial damages. While any inquiry, proceeding or litigation has the element of uncertainty, management believes that the outcome of any one of the other regulatory inquiries, administrative proceedings, lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations or financial condition.

Claims Processing Contingency

During the fourth quarter of 2006, AllianceBernstein recorded a $56.0 million pre-tax charge ($54.5 million, net of related income tax benefit) for the estimated cost of reimbursing certain clients for losses arising out of an error AllianceBernstein made in processing claims for class action settlement proceeds on behalf of these clients, which include some AllianceBernstein-sponsored mutual funds. During the third quarter of 2008, AllianceBernstein recorded approximately $35.3 million in insurance recoveries relating to this error. AllianceBernstein’s and Holding’s fourth quarter 2006 cash distributions were based on net income as calculated prior to AllianceBernstein recording the charge. Accordingly, the insurance recoveries ($0.13 per unit) were not included in AllianceBernstein’s or Holding’s cash distribution to unitholders for the third quarter of 2008. As of December 31, 2008, AllianceBernstein had $7.8 million remaining in accrued liabilities related to the $56.0 million pre-tax charge, some of which AllianceBernstein hopes to recover for its clients in future periods from related class action settlement funds, the amount of which is not known.  To the extent AllianceBernstein is unable to recover amounts its clients would have received were it not for the claims processing error, AllianceBernstein will reimburse these clients for the unrecovered amount.

8.	Quarterly Financial Data (Unaudited)

	Quarters Ended 2008
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

Equity in earnings of AllianceBernstein	$30,661	$72,936	$93,042	$81,997
Net income	$24,018	$64,361	$83,911	$72,436
Basic net income per unit(1)	$0.27	$0.73	$0.96	$0.83
Diluted net income per unit(1)	$0.27	$0.73	$0.96	$0.83
Cash distributions per unit(2) (3) (4)	$0.29	$0.60	$0.96	$0.83

	Quarters Ended 2007
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

Equity in earnings of AllianceBernstein	$102,299	$114,856	$110,267	$87,834
Net income	$92,152	$104,828	$100,647	$78,525
Basic net income per unit(1)	$1.06	$1.21	$1.17	$0.91
Diluted net income per unit(1)	$1.06	$1.20	$1.16	$0.91
Cash distributions per unit(2)	$1.06	$1.20	$1.16	$0.91

(1)
Basic and diluted net income per unit are computed independently for each of the periods presented.  Accordingly, the sum of the quarterly net income per unit amounts may not agree to the total for the year.

(2)	Declared and paid during the following quarter.
(3)
During the fourth quarter of 2006, AllianceBernstein recorded a $56.0 million pre-tax charge ($54.5 million, net of related income tax benefit) for the estimated cost of reimbursing certain clients for losses arising out of an error AllianceBernstein made in processing claims for class action settlement proceeds on behalf of these clients, which include some AllianceBernstein-sponsored mutual funds. During the third quarter of 2008, AllianceBernstein recorded approximately $35.3 million in insurance recoveries relating to this error.  AllianceBernstein’s and Holding’s fourth quarter 2006 cash distributions were based on net income as calculated prior to AllianceBernstein recording the charge. Accordingly, the related insurance recoveries ($0.13 per unit) were not included in AllianceBernstein’s or Holding’s cash distribution to unitholders for the third quarter of 2008.

(4)
During the fourth quarter of 2008, AllianceBernstein recorded an additional $5.1 million ($0.02 per unit) provision for income taxes subsequent to the declaration of the fourth quarter 2008 cash distribution of $0.29 per unit. As a result, the cash distribution per unit in the fourth quarter of 2008 is $0.02 higher than diluted net income per unit.

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders

AllianceBernstein Holding L.P.:

In our opinion, the accompanying statements of financial condition and the related statements of income, changes in partners' capital and comprehensive income and cash flows present fairly, in all material respects, the financial position of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, AllianceBernstein Holding maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AllianceBernstein Holding's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on AllianceBernstein Holding’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 20, 2009

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES

Consolidated Statements of Financial Condition

	December 31,
	2008	2007
	(in thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$552,577	$576,416
Cash and securities segregated, at market (cost $2,568,339 and $2,366,925 )	2,572,569	2,370,019
Receivables, net:
Brokers and dealers	251,644	493,873
Brokerage clients	398,979	410,074
Fees, net	377,167	729,636
Investments:
Deferred compensation related	305,809	547,473
Other	272,034	367,608
Furniture, equipment and leasehold improvements, net	365,804	367,279
Goodwill, net	2,893,029	2,893,029
Intangible assets, net	243,493	264,209
Deferred sales commissions, net	113,541	183,571
Other assets	156,813	165,567
Total assets	$8,503,459	$9,368,754

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Payables:
Brokers and dealers	$110,655	$161,387
Brokerage clients	2,755,104	2,728,271
AllianceBernstein mutual funds	195,617	408,185
Accounts payable and accrued expenses	310,392	389,300
Accrued compensation and benefits	360,086	458,861
Debt	284,779	533,872
Non-controlling interest in consolidated entities	169,167	147,652
Total liabilities	4,185,800	4,827,528
Commitments and contingencies (See Note 11)
Partners’ capital:
General Partner	45,010	45,932
Limited partners: 263,717,610 and 260,341,992 units issued and outstanding	4,485,564	4,526,126
	4,530,574	4,572,058
Capital contributions receivable from General Partner	(23,168)	(26,436)
Deferred compensation expense	(117,600)	(57,501)
Accumulated other comprehensive income (loss)	(72,147)	53,105
Total partners’ capital	4,317,659	4,541,226
Total liabilities and partners’ capital	$8,503,459	$9,368,754

See Accompanying Notes to Consolidated Financial Statements.

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES

Consolidated Statements of Income

	Years Ended December 31,
	2008	2007	2006
	(in thousands, except per unit amounts)

Revenues:
Investment advisory and services fees	$2,839,526	$3,386,188	$2,890,229
Distribution revenues	378,425	473,435	421,045
Institutional research services	471,716	423,553	375,075
Dividend and interest income	91,752	284,014	266,520
Investment gains (losses)	(349,172)	29,690	62,200
Other revenues	118,436	122,869	123,171
Total revenues	3,550,683	4,719,749	4,138,240
Less: Interest expense	36,524	194,432	187,833
Net revenues	3,514,159	4,525,317	3,950,407

Expenses:
Employee compensation and benefits	1,454,691	1,833,796	1,547,627
Promotion and servicing:
Distribution plan payments	274,359	335,132	292,886
Amortization of deferred sales commissions	79,111	95,481	100,370
Other	207,506	252,468	218,944
General and administrative	539,198	574,506	574,904
Interest on borrowings	13,077	23,970	23,124
Amortization of intangible assets	20,716	20,716	20,710
Total Expenses	2,588,658	3,136,069	2,778,565

Operating income	925,501	1,389,248	1,171,842

Non-operating income	18,728	15,756	20,196

Income before income taxes and non-controlling interest in earnings of consolidated entities	944,229	1,405,004	1,192,038

Income taxes	95,803	127,845	75,045

Non-controlling interest in earnings of consolidated entities, net of tax	9,186	16,715	8,392

Net income	$839,240	$1,260,444	$1,108,601

Net income per unit:
Basic	$3.18	$4.80	$4.26
Diluted	$3.18	$4.77	$4.22

See Accompanying Notes to Consolidated Financial Statements.

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES

Consolidated Statements of Changes in Partners’ Capital and Comprehensive Income

	General Partner’s Capital	Limited Partners’ Capital	Capital Contributions Receivable	Deferred Compensation Expense	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital
	(in thousands, except per unit amounts)

Balance as of December 31, 2005	$44,065	$4,334,207	$(31,775)	$(67,895)	$24,072	$4,302,674
Comprehensive income:
Net income	11,086	1,097,515	—	—	—	1,108,601
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	—	—	—	—	5,198	5,198
Foreign currency translation adjustment	—	—	—	—	10,821	10,821
Comprehensive income	11,086	1,097,515	—	—	16,019	1,124,620
Adjustment to initially apply FASB Statement No. 158, net	—	—	—	—	(6,924)	(6,924)
Cash distributions to General Partner and unitholders ($3.94 per unit)	(10,255)	(1,015,206)	—	—	—	(1,025,461)
Capital contributions from General Partner	—	—	4,303	—	—	4,303
Purchases of Holding Units to fund deferred compensation plans, net	23	16,734	—	(39,102)	—	(22,345)
Additional investment by Holding through issuance of Holding Units in exchange for cash awards made under the Partners Compensation Plan	471	46,690	—	—	—	47,161
Compensatory Holding Unit options expense	—	2,699	—	—	—	2,699
Amortization of deferred compensation awards	—	—	—	43,801	—	43,801
Compensation plan accrual	21	2,097	(2,118)	—	—	—
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	1,005	99,464	—	—	—	100,469
Balance as of December 31, 2006	46,416	4,584,200	(29,590)	(63,196)	33,167	4,570,997
Comprehensive income:
Net income	12,605	1,247,839	—	—	—	1,260,444
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	—	—	—	—	(8,859)	(8,859)
Foreign currency translation adjustment	—	—	—	—	18,757	18,757
Changes in retirement plan related items	—	—	—	—	10,040	10,040
Comprehensive income	12,605	1,247,839	—	—	19,938	1,280,382
Cash distributions to General Partner and unitholders ($5.20 per unit)	(13,646)	(1,350,965)	—	—	—	(1,364,611)
Capital contributions from General Partner	—	—	4,854	—	—	4,854
Purchases of Holding Units to fund deferred compensation plans, net	35	(12,566)	—	(38,322)	—	(50,853)
Compensatory Holding Unit options expense	—	5,947	—	—	—	5,947
Amortization of deferred compensation awards	—	—	—	44,017	—	44,017
Compensation plan accrual	17	1,683	(1,700)	—	—	—
Impact of initial adoption of FIN 48	4	438	—	—	—	442
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	501	49,550	—	—	—	50,051
Balance as of December 31, 2007	45,932	4,526,126	(26,436)	(57,501)	53,105	4,541,226
Comprehensive income:
Net income	8,392	830,848	—	—	—	839,240
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments	—	—	—	—	(3,511)	(3,511)
Foreign currency translation adjustment	—	—	—	—	(96,978)	(96,978)
Changes in retirement plan related items	—	—	—	—	(24,763)	(24,763)
Comprehensive income (loss)	8,392	830,848	—	—	(125,252)	713,988
Cash distributions to General Partner and unitholders ($3.87 per unit)	(10,197)	(1,009,482)	—	—	—	(1,019,679)
Capital contributions from General Partner	—	—	4,927	—	—	4,927
Purchases of Holding Units to fund deferred compensation plans, net	209	63,609	—	(66,176)	—	(2,358)
Additional investment by Holding through issuance of Holding Units to fund CEO’s Restricted Unit award	523	51,741	—	(52,264)	—	—
Compensatory Holding Unit options expense	—	7,737	—	—	—	7,737
Amortization of deferred compensation awards	—	—	—	58,341	—	58,341
Compensation plan accrual	17	1,642	(1,659)	—	—	—
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	135	13,390	—	—	—	13,525
ACM New Alliance Liquidation	(1)	(47)	—	—	—	(48)
Balance as of December 31, 2008	$45,010	$4,485,564	$(23,168)	$(117,600)	$(72,147)	$4,317,659

See Accompanying Notes to Consolidated Financial Statements.

ALLIANCEBERNSTEIN L.P.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$839,240	$1,260,444	$1,108,601
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	79,111	95,481	100,370
Amortization of non-cash deferred compensation	66,078	49,815	46,500
Depreciation and other amortization	97,746	102,394	72,445
Unrealized losses (gains) on deferred compensation related investments	254,686	21,701	(29,483)
Other, net	22,268	9,783	9,585
Changes in assets and liabilities:
(Increase) in segregated cash and securities	(132,792)	(360,181)	(245,077)
Decrease (increase) in receivable from brokers and dealers	119,423	1,955,260	(324,640)
(Increase) decrease in receivable from brokerage clients	(118,633)	77,052	(31,974)
Decrease (increase) in fees receivable, net	331,126	(161,174)	(135,821)
(Increase) in investments	(34,189)	(211,909)	(240,438)
(Increase) in deferred sales commissions	(9,081)	(84,101)	(98,679)
Decrease (increase) in other assets	6,223	(14,648)	(9,638)
Increase (decrease) in payable to brokers and dealers	77,844	(500,869)	(422,492)
Increase (decrease) in payable to brokerage clients	139,382	(1,266,050)	1,035,367
(Decrease) increase in payable to AllianceBernstein mutual funds	(212,568)	141,336	126,236
(Decrease) increase in accounts payable and accrued expenses	(50,740)	25,370	41,290
(Decrease) increase in accrued compensation and benefits	(110,346)	75,477	69,330
Increase in non-controlling interests in consolidated entities	16, 070	76,249	32,454
Net cash provided by operating activities	1,380,848	1,291,430	1,103,936

Cash flows from investing activities:
Purchases of investments	(22,221)	(25,932)	(54,803)
Proceeds from sales of investments	43,229	52,393	12,812
Additions to furniture, equipment and leasehold improvements	(75,208)	(137,547)	(97,073)
Purchase of business, net of cash acquired	—	—	(16,086)
Net cash used in investing activities	(54,200)	(111,086)	(155,150)

Cash flows from financing activities:
(Repayment) issuance of commercial paper, net	(260,146)	175,750	328,119
Repayment of long-term debt	—	—	(408,149)
(Decrease) increase in overdrafts payable	(11,524)	23,321	(1,575)
Cash distributions to General Partner and unitholders	(1,019,679)	(1,364,611)	(1,025,461)
Capital contributions from General Partner	4,927	4,854	4,303
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	13,525	50,051	100,469
Purchases of Holding Units to fund deferred compensation plans, net	(2,358)	(50,853)	(22,345)
Net cash used in financing activities	(1,275,255)	(1,161,488)	(1,024,639)
Effect of exchange rate changes on cash and cash equivalents	(75,232)	10,783	12,414
Net (decrease) increase in cash and cash equivalents	(23,839)	29,639	(63,439)
Cash and cash equivalents as of beginning of the period	576,416	546,777	610,216
Cash and cash equivalents as of end of the period	$552,577	$576,416	$546,777
Cash paid:
Interest	$47,933	$218,398	$229,009
Income taxes	132,491	87,329	59,704
Non-cash financing activities:
Additional investment by Holding through issuance of Holding Units to fund CEO’s Restricted Units award	52,264	—	—
Additional investment by Holding through issuance of Holding Units in exchange for cash awards made under the Partners Compensation Plan	—	—	47,161

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

AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients. Our principal services include:

•
Institutional Investment Services - servicing our institutional clients, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

•
Retail Services - servicing our individual clients, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships in respect of mutual funds sponsored by third parties, separately managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.

•
Private Client Services - servicing our private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately managed accounts, hedge funds, mutual funds and other investment vehicles.

•	Institutional Research Services - servicing our institutional clients seeking independent research, portfolio strategy and brokerage-related services.

We also provide distribution, shareholder servicing and administrative services to the mutual funds we sponsor.

We provide a broad range of services with expertise in:

•	Value equities, generally targeting stocks that are out of favor and that may trade at bargain prices;

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Fixed income securities, including both taxable and tax-exempt securities;

•	Blend strategies, combining style-pure investment components with systematic rebalancing;

•	Passive management, including both index and enhanced index strategies;

•	Alternative investments, such as hedge funds, currency management strategies and venture capital; and

•
Asset allocation, by which we offer specifically-tailored investment solutions for our clients (e.g., customized target date fund retirement services for institutional defined contribution plan clients).

We manage these services using various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global and emerging markets), as well as local and regional disciplines in major markets around the world.

Our independent research is the foundation of our business. Our research disciplines include fundamental research, quantitative research, economic research and currency forecasting capabilities. In addition, we have created several specialized research units, including one unit that examines global strategic changes that can affect multiple industries and geographies, and another dedicated to identifying potentially successful innovations within private early-stage and later-stage high potential growth companies.

As of December 31, 2008, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “AXA Equitable”), and certain subsidiaries of AXA Financial, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.6% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of December 31, 2008, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	61.8%
Holding	33.9
SCB Partners Inc. (a wholly-owned subsidiary of SCB Inc.; formerly known as Sanford C. Bernstein Inc.)	3.1
Unaffiliated holders	1.2
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. As of December 31, 2008, AXA and its subsidiaries were the beneficial owners of approximately 62.0% of the units of limited partnership interest in AllianceBernstein (“AllianceBernstein Units”). This percentage includes AllianceBernstein Units that AXA and its subsidiaries hold indirectly through its ownership of approximately 1.6% of Holding Units that are issued and outstanding. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 62.4% economic interest in AllianceBernstein as of December 31, 2008.

On January 6, 2009, AXA America Holdings, Inc., a wholly-owned subsidiary of AXA, purchased the remaining 8,160,000 units held by SCB Partners, Inc.

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

Variable Interest Entities

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003) (“FIN 46-R”), “Consolidation of Variable Interest Entities”, management reviews quarterly its management agreements and its investments in, and other financial arrangements with, certain entities that hold client assets under management to determine the entities that the company is required to consolidate under FIN 46-R. These entities include certain mutual fund products, hedge funds, structured products, group trusts, collective investment trusts and limited partnerships.

We earn investment management fees on client assets under management of these entities, but we derive no other benefit from these assets and cannot use them in our operations.

As of December 31, 2008, we have significant variable interests in certain structured products and hedge funds with approximately $61.0 million in client assets under management. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary of the expected losses or expected residual returns of these entities. Our maximum exposure to loss in these entities is limited to our investment of $0.1 million in these entities.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, money market accounts, overnight commercial paper and highly liquid investments with actual maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

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

Investments

Investments include United States Treasury Bills, unconsolidated mutual funds and limited partnership hedge funds we sponsor and manage, and investments held by a consolidated venture capital fund of which we are the general partner and hold a 10% partnership interest.

Investments in United States Treasury Bills, mutual funds, and other equity and fixed income securities are classified as either trading or available-for-sale securities, in accordance with Statement of Financial Accounting Standards No. 115 (“SFAS No. 115”), “Accounting for Certain Investments in Debt and Equity Securities”. Trading investments are stated at fair value, based on quoted market prices, with unrealized gains and losses reported in net income. Available-for-sale investments are stated at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in partners’ capital. Realized gains and losses on the sale of investments are included in income in the current period. Average cost is used to determine the realized gain or loss on investments sold.

We use the equity method of accounting for investments in limited partnership hedge funds in accordance with EITF D-46, “Accounting for Limited Partnership Investments”. The equity in earnings of our limited partnership hedge fund investments are included in investments gains and losses on the consolidated statements of income.

The investments held by our consolidated venture capital fund are primarily privately held and are initially valued at cost. These investments are adjusted to fair value when changes in the underlying fair values are readily ascertainable, generally reflecting the occurrence of “significant developments” (i.e., business, economic, or market events that may affect a company in which an investment has been made). Adjustments to fair value are recorded as unrealized gains and losses in investment gains and losses on the consolidated statements of income. There is one private equity investment which represents an approximate 12% ownership of a company that we own directly, outside of our consolidated venture capital fund. This investment is accounted for using the cost method.

We adopted Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements”, on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and expands disclosure requirements for fair value measurements (see Note 7).

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

Goodwill, Net

On October 2, 2000, AllianceBernstein acquired the business and assets of SCB Inc., an investment research and management company formerly known as Sanford C. Bernstein Inc. (“Bernstein”), and assumed the liabilities of Bernstein (“Bernstein Transaction”). The purchase price consisted of a cash payment of approximately $1.5 billion and 40.8 million newly-issued AllianceBernstein Units. The Bernstein Transaction was accounted for under the purchase method and the cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of goodwill of approximately $3.0 billion.

In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, we test our single reporting unit annually, as of September 30, for impairment. The carrying value of goodwill is also reviewed if facts and circumstances, such as significant declines in assets under management, revenues, earnings or our Holding Unit price, occur, suggesting possible impairment.  As of September 30, 2008, the impairment test indicated that goodwill was not impaired. Due to the significant declines in our assets under management and operating results in 2008 as a result of the global financial crisis, we also tested goodwill for impairment as of December 31, 2008, and determined that goodwill was not impaired.

The analysis is a two-step process. The first step involves determining whether the estimated fair value of AllianceBernstein, the reporting unit, exceeds its book value. If the fair value of the company exceeds its book value, goodwill is not impaired.  However, if the book value exceeds the fair value of the company, goodwill may be impaired and additional analysis is required.  The second step compares the fair value of the company to the aggregated fair values of its individual assets and liabilities to calculate the amount of impairment, if any.

In the first step of the process, there are several methods of estimating AllianceBernstein’s fair value, which include valuation techniques such as discounted expected cash flows and market valuation (private partnership units outstanding multiplied by Holding Unit price). Developing estimated fair value using a discounted cash flow valuation technique consists of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows to arrive at a present value amount that approximates fair value. In our test as of December 31, 2008, our discounted expected cash flow model used management’s current business plan, which factored in current market conditions and all material events that have impacted, or that we believed at the time could potentially impact, future discounted expected cash flows for the first four years and a 7.4% compounded annual growth rate thereafter. Management used AllianceBernstein’s weighted average cost of capital of 13.4% as its discount rate. Our market valuation as of December 31, 2008 was higher than our book value, but the amount of excess has decreased significantly.

To the extent that securities valuations remain depressed for prolonged periods of time and market conditions stagnate or worsen as a result of the global financial crisis, our assets under management, revenues, profitability and unit price would likely be adversely affected.  As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to acquired investment management contracts of SCB Inc., less accumulated amortization. Intangible assets are recognized at fair value and are amortized on a straight-line basis over their estimated useful life of approximately 20 years. The gross carrying amount of intangible assets totaled $414.3 million as of December 31, 2008 and 2007, and accumulated amortization was $170.8 million as of December 31, 2008 and $150.1 million as of December 31, 2007, resulting in the net carrying amount of intangible assets subject to amortization of $243.5 million as of December 31, 2008 and $264.2 million as of December 31, 2007. Amortization expense was $20.7 million for each of the years ended December 31, 2008, 2007 and 2006, and estimated amortization expense for each of the next five years is approximately $20.7 million.

Management tests intangible assets for impairment quarterly. A present value technique is applied to expected cash flows to estimate the fair value of intangible assets. Estimated fair value is then compared to the recorded book value to determine whether impairment is indicated. The key assumptions used in the estimates include attrition factors of customer accounts, asset growth rates, direct expenses and fee rates included in management’s current business plan and our weighted average cost of capital of 13.4% for the discount rate. In determining these estimates, we choose assumptions based on actual historical trends that may or may not occur in the future. Management has determined that intangible assets were not impaired as of December 31, 2008.

To the extent that securities valuations remain depressed for prolonged periods of time and market conditions stagnate or worsen as a result of the global financial crisis, our assets under management and revenues from these investment management contracts would likely be adversely affected.  As a result, certain triggering events, including impairment of our goodwill, may occur requiring more frequent testing for impairment of intangibles. Such tests may be based upon different assumptions, which could result in an impairment of this asset. Any impairment could reduce materially the recorded amount of intangible assets with a corresponding charge to our earnings.

Deferred Sales Commissions, Net

We pay commissions to financial intermediaries in connection with the sale of shares of open-end company-sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). These commissions are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which deferred sales commissions are generally recovered. We recover these commissions from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Management tests the deferred sales commission asset for recoverability quarterly and determined that the balance as of December 31, 2008 was not impaired.

Loss Contingencies

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

Revenue Recognition

Investment advisory and services base fees, generally calculated as a percentage of assets under management, are recorded as revenue as the related services are performed. Certain investment advisory contracts, including those with hedge funds, provide for a performance-based fee, in addition to or in lieu of a base fee, which is calculated as either a percentage of absolute investment results or a percentage of investment results in excess or shortfall compared to a stated benchmark over a specified period of time. Performance-based fees are recorded as a component of revenue at the end of each contract’s measurement period.

We calculate AUM using our standard fair valuation methodologies, including market based valuation methods and fair valuation methods. Market based valuation methods include:  last sale/settle prices from an exchange for actively traded listed equities, options and futures; evaluated bid prices from standard pricing vendors for fixed income, asset-backed or mortgage-backed issues; mid prices from standard pricing vendors and brokers for credit default swaps; and quoted bids or spreads from pricing vendors and brokers for other derivative products.  Fair valuation methods include discounted cash flow models, evaluation of assets vs. liabilities or any other methodology that is validated and approved by our Valuation Committee (“Committee”). Fair valuation methods are used only where AUM cannot be valued using market based valuation methods, such as in the case of private equity or illiquid securities. Fair valued investments typically make up less than 1% of our total AUM.  Recent market volatility has not had a significant effect on our ability to acquire market data and, accordingly, our ability to use market based valuation methods.

The Committee, which is composed of senior officers and employees and is chaired by our Chief Risk Officer, is responsible for overseeing the pricing and valuation of all investments held in client portfolios.  The Committee has adopted a Statement of Pricing Policies describing principles and policies that apply to pricing and valuing investments held in client portfolios.  We have also established a Pricing Group, which reports to the Committee.  The Committee has delegated to the Pricing Group responsibility for monitoring the pricing process for all investments held in client portfolios.

Institutional research services revenue consists of brokerage transaction charges received by SCB LLC and SCBL, each a wholly-owned subsidiary of AllianceBernstein, for independent research and brokerage-related services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade-date basis. Distribution revenues, shareholder servicing fees, and dividend and interest income are accrued as earned.

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

Deferred Compensation Plans

We maintain several unfunded, non-qualified deferred compensation plans under which annual awards to employees are generally made in the fourth quarter. Participants allocate their awards: (i) among notional investments in Holding Units, certain of the investment services we provide to our clients, and a money market fund, or (ii) in options to acquire Holding Units. We typically purchase the investments that are notionally elected by the participants and hold such investments in a consolidated rabbi trust. Vesting periods for annual awards range from four years to immediate, depending on the terms of the individual award, the age of the participant, or, as was the case of our former Chairman and CEO, the terms of his employment agreement. Upon vesting, awards are distributed to participants unless they have made a voluntary long-term election to defer receipt. Quarterly cash distributions on unvested Holding Units for which a long-term deferral election has not been made are paid currently to participants. Quarterly cash distributions on notional investments in Holding Units and income credited on notional investments in our investment services or the money market fund for which a long-term deferral election has been made are reinvested and distributed as elected by participants.

Compensation expense for awards under the plans, including changes in participant account balances resulting from gains and losses on notional investments (other than in Holding Units and options to acquire Holding Units), is recognized on a straight-line basis over the applicable vesting periods. Mark-to-market gains or losses on investments held in the consolidated rabbi trust (other than in Holding Units and options to acquire Holding Units) are recognized currently as investment gains (losses) in the consolidated statements of income. In addition, our equity in the earnings of investments in limited partnership hedge funds is recognized currently as investment gains (losses) in the consolidated statements of income.

Compensatory Unit Awards and Option Plans

In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123-R”), “Share Based Payment”, we recognize compensation expense related to grants of unit awards and options in the financial statements. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. Fair value of unit awards is the grant date unit price; fair value of options is determined using the Black-Scholes option valuation model. New Holding Units are issued upon exercise of options to buy Holding Units.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into United States dollars (“US$”) at exchange rates in effect at the balance sheet dates, and related revenues and expenses are translated into US$ at average exchange rates in effect during each period. Net foreign currency gains and losses resulting from the translation of assets and liabilities of foreign operations into US$ are reported as a separate component of accumulated other comprehensive income in the consolidated statements of changes in partners’ capital and comprehensive income. Net realized foreign currency transaction gains (losses) were $20.1 million, $7.1 million and $(0.2) million for 2008, 2007 and 2006, respectively.

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

The General Partner computes cash flow received from operations by determining the sum of:

•	net cash provided by operating activities of AllianceBernstein,

•	proceeds from borrowings and from sales or other dispositions of assets in the ordinary course of business, and

•	income from investments in marketable securities, liquid investments and other financial instruments that are acquired for investment purposes and that have a value that may be readily established,

and then subtracting from this amount the sum of:

•	payments in respect of the principal of borrowings, and

•	amounts expended for the purchase of assets in the ordinary course of business.

On January 21, 2009, the General Partner declared a distribution of $98.6 million, or $0.37 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended December 31, 2008.  The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution was paid on February 12, 2009 to holders of record as of February 2, 2009.

During the third quarter of 2008, we recorded approximately $35.3 million in insurance recoveries relating to payments made for a class action claims processing error for which we recorded a charge of $56.0 million in the fourth quarter of 2006 (see Note 11). Our fourth quarter 2006 cash distribution was based on net income as calculated prior to recording the charge. Accordingly, the insurance recoveries ($0.13 per unit) were not included in our cash distribution to unitholders for the third quarter of 2008.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These include: (i) amounts from other investments to investments in the consolidated statements of financial condition and cash flows, (ii) non-controlling interest in earnings of consolidated entities, previously included within general and administrative expenses, currently shown separately, and (iii) unrealized losses (gains) on deferred compensation related investments, previously included within other, net in the consolidated statements of cash flows, currently shown separately.

3.	Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of December 31, 2008 and 2007, $2.5 billion and $2.2 billion, respectively, of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), a wholly-owned subsidiary of AllianceBernstein and the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of December 31, 2008 and 2007, $47.9 million and $133.2 million, respectively, were segregated in these bank accounts.

4.	Net Income Per Unit

Basic net income per unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the basic weighted average number of units outstanding for each year. Diluted net income per unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the total of the basic weighted average number of units outstanding and the dilutive unit equivalents resulting from outstanding compensatory options to buy Holding Units as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands, except per unit amounts)

Net income	$839,240	$1,260,444	$1,108,601

Weighted average units outstanding—basic	260,965	259,854	257,719
Dilutive effect of compensatory options to buy Holding Units	531	1,807	2,243
Weighted average units outstanding—diluted	261,496	261,661	259,962

Basic net income per unit	$3.18	$4.80	$4.26
Diluted net income per unit	$3.18	$4.77	$4.22

As of December 31, 2008 and 2007, we excluded, respectively, 5,050,605 and 1,678,985 out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period) from the diluted net income per unit computation due to their anti-dilutive effect. As of December 31, 2006, there were no out-of-the-money options.

5.	Fees Receivables, Net

Fees receivable, net consists of:

	December 31,
	2008	2007
	(in thousands)

AllianceBernstein mutual funds	$89,530	$173,746
Unaffiliated clients (net of allowance of $1,488 in 2008 and $1,792 in 2007)	280,288	545,787
Affiliated clients	7,349	10,103
Total fees receivables, net	$377,167	$729,636

During the fourth quarter of 2007, we outsourced our hedge fund related prime brokerage operations, resulting in the elimination of a substantial portion of our securities borrowing and securities lending activity. As a result, minimal amounts of collateral for securities borrowed or loaned are included in receivables from brokers and dealers or payables to brokers and dealers on the consolidated statements of financial condition.

6.	Investments

Investments consist of:

	December 31, 2008	December 31, 2007
	(in thousands)

Available-for-sale	$7,566	$48,038
Trading:
Deferred compensation related	238,136	417,906
United States Treasury Bills	52,694	89,328
Other	31,717	65,003
Investments in limited partnership hedge funds:
Deferred compensation related	67,673	129,567
Other	2,191	27,111
Private equity investments	176,823	135,601
Other investments	1,043	2,527
Total investments	$577,843	$915,081

Total investments related to deferred compensation obligations of $305.8 million and $547.5 million as of December 31, 2008 and 2007, respectively, consist of company-sponsored mutual funds and limited partnership hedge funds. We typically purchase the investments that are notionally elected by deferred compensation plan participants and maintain them in a consolidated rabbi trust. The investments held in the rabbi trust are held for the benefit of the participants in our deferred compensation plans, but they are subject to the claims of the general creditors of AllianceBernstein.

The underlying investments of the hedge funds in which we invest include long and short positions in equity securities, fixed income securities (including various agency and non-agency asset-based securities), currencies, commodities, and derivatives (including various swaps and forward contracts). Such investments are valued at quoted market prices or, where quoted market prices are not available, are fair valued based on the pricing policies and procedures of the underlying funds.

We purchase United States Treasury Bills for transfer into a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC when required by Rule 15c3-3 of the Exchange Act (see Note 3).

The following is a summary of the cost and fair value of available-for-sale and trading investments held as of December 31, 2008 and 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2008:
Available-for-sale:
Equity investments	$11,822	$264	$(4,680)	$7,406
Fixed income investments	235	4	(79)	160
	$12,057	$268	$(4,759)	$7,566
Trading:
Equity investments	$434,909	$67	$(188,582)	$246,394
Fixed income investments	79,594	65	(3,506)	76,153
	$514,503	$132	$(192,088)	$322,547

December 31, 2007:
Available-for-sale:
Equity investments	$27,492	$697	$(8,519)	$19,670
Fixed income investments	29,337	275	(1,244)	28,368
	$56,829	$972	$(9,763)	$48,038
Trading:
Equity investments	$481,989	$7,845	$(23,749)	$466,085
Fixed income investments	105,331	910	(89)	106,152
	$587,320	$8,755	$(23,838)	$572,237

Proceeds from sales of available-for-sale investments were approximately $42.0 million, $52.4 million and $12.8 million in 2008, 2007 and 2006, respectively. Realized gains from our sales of available-for-sale investments were zero, $8.5 million and $1.0 million in 2008, 2007 and 2006, respectively. Realized losses from our sales of available-for-sale investments were $6.4 million in 2008, and zero in 2007 and 2006. We assess valuation declines to determine the extent to which such declines are fundamental to the underlying investment or attributable to temporary market-related factors. Based on our assessment, we do not believe the declines are other than temporary as of December 31, 2008.

7.	Fair Value

We adopted SFAS No. 157 on January 1, 2008 for financial assets and financial liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and expands disclosure requirements for fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The three broad levels of fair value hierarchy established by SFAS No. 157 are as follows:

•	Level 1 – Quoted prices in active markets are available for identical assets or liabilities as of the reported date.

•	Level 2 – Quoted prices in markets that are not active or other pricing inputs that are either directly or indirectly observable as of the reported date.

•
Level 3 – Prices or valuation techniques that are both significant to the fair value measurement and unobservable as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

FASB Staff Position No. 157-2 (“FSP No. 157-2”) deferred the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. FSP No. 157-2 is not expected to have a material impact on our consolidated financial statements.

Assets Measured at Fair Value

The following table summarizes the valuation of our financial instruments by SFAS No. 157 pricing observability levels as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents	$184,404	$—	$—	$184,404
Securities segregated	—	2,524,698	—	2,524,698
Receivables from brokers and dealers	(46)	680	—	634
Investments – available-for-sale	7,566	—	—	7,566
Investments – trading
Mutual fund investments	237,529	—	—	237,529
Equity and fixed income securities	25,027	6,874	423	32,324
U.S. Treasury bills	—	52,694	—	52,694
Investments – private equity	4,694	—	162,129	166,823
Total assets measured at fair value	$459,174	$2,584,946	$162,552	$3,206,672

Payables to brokers and dealers	$167	$—	$—	$167
Total liabilities measured at fair value	$167	$—	$—	$167

Following is a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

•	Cash equivalents: We invest excess cash in various money market funds that are valued based on quoted prices in active markets; as such, these are included in Level 1 of the valuation hierarchy.

•
Securities segregated: United States Treasury Bills segregated in a special reserve bank custody account as required by Rule 15c3-3 of the Exchange Act. As these securities are valued based on quoted yields in secondary markets, we have included them in Level 2 of the valuation hierarchy.

•
Receivables from brokers and dealers: We hold several exchange traded futures and currency forward contracts with counterparties that are included in Level 1 and Level 2, respectively, of the valuation hierarchy.

•
Investments – available-for-sale and trading: Our available-for-sale investments consist principally of company-sponsored mutual funds with exchange listed net asset values, and our trading investments consist principally of company-sponsored mutual funds with exchange listed net asset values, various separately managed portfolios consisting primarily of equity securities with quoted prices in active markets, and United States Treasury Bills. As such, these investments are included in Level 1 or Level 2 of the valuation hierarchy. Trading investments also include a separately managed portfolio of fixed income securities that are included in Level 2 or Level 3 of the valuation hierarchy.

•
Investments – private equity: The valuation of non-public private equity investments held by a consolidated venture capital fund requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from the transaction price to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlook, and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. Non-public equity investments are included in Level 3 of the valuation hierarchy because they trade infrequently and, therefore, the fair value is unobservable. Publicly-traded equity investments are included in Level 1 of the valuation hierarchy.

•	Payables to brokers and dealers: Securities sold, but not yet purchased, are included in Level 1 of the valuation hierarchy.

The following table summarizes the change in balance sheet carrying value associated with Level 3 financial instruments carried at fair value during 2008 (in thousands):

Twelve Months Ended December 31, 2008

Balance as of beginning of period	$125,020
Purchases (sales), net	31,070
Realized gains (losses), net	9
Unrealized gains (losses), net	6,453
Balance as of December 31, 2008	$162,552

Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses on the condensed consolidated statements of income.

8.	Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements, net consist of:

	December 31,
	2008	2007
	(in thousands)

Furniture and equipment	$522,913	$495,669
Leasehold improvements	322,803	306,908
	845,716	802,577
Less: Accumulated depreciation and amortization	(479,912)	(435,298)
Furniture, equipment and leasehold improvements, net	$365,804	$367,279

Depreciation and amortization expense on furniture, equipment and leasehold improvements were $65.6 million, $58.4 million and $43.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

9.	Deferred Sales Commissions, Net

The components of deferred sales commissions, net for the years ended December 31, 2008 and 2007 were as follows:

	December 31,(1)
	2008	2007
	(in thousands)

Carrying amount of deferred sales commissions	$521,334	$478,504
Less: Accumulated amortization	(294,775)	(215,664)
Cumulative CDSC received	(113,018)	(79,269)
Deferred sales commissions, net	$113,541	$183,571

(1)	Excludes amounts related to fully amortized deferred sales commissions.

Amortization expense was $79.1 million, $95.5 million and $100.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated future amortization expense related to the December 31, 2008 net asset balance, assuming no additional CDSC is received in future periods, is as follows (in thousands):

2009	$51,155
2010	32,421
2011	18,873
2012	8,175
2013	2,652
2014	265
$113,541

10.	Debt

Total credit available, debt outstanding, and weighted average interest rates as of December 31, 2008 and 2007 were as follows:

	December 31,
	2008			2007
	Available Credit	Debt Outstanding	Interest Rate	Available Credit	Debt Outstanding	Interest Rate
	(in millions)

Revolving credit facility(1)	$715.2	$—	—%	$466.1	$—	—%
Commercial paper(1)(2)	284.8	284.8	1.8	533.9	533.9	4.3
Total revolving credit facility(1)	1,000.0	284.8	1.8	1,000.0	533.9	4.3
Revolving credit facility – SCB LLC	950.0	—	—	—	—	—
Unsecured bank loan(3)	—	—	—	—	—	—
Total	$1,950.0	$284.8	1.8	$1,000.0	$533.9	4.3

(1)
Our $1.0 billion revolving credit facility supports our commercial paper program; amounts borrowed under the commercial paper program reduce amounts available for direct borrowing under the revolving credit facility on a dollar-for-dollar basis.

(2)	Commercial paper outstanding is short-term in nature, and as such, book value approximates fair value.
(3)	As of December 31, 2008, SCB LLC maintained five separate uncommitted credit facilities with various banks totaling $775 million.

We have a $1.0 billion five-year revolving credit facility with a group of commercial banks and other lenders which expires in 2011. The revolving credit facility is intended to provide back-up liquidity for our $1.0 billion commercial paper program, although we borrow directly under the facility from time to time. Our interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (LIBOR) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We were in compliance with the covenants as of December 31, 2008.

In January 2008, SCB LLC entered into a $950 million three-year revolving credit facility with a group of commercial banks to fund its obligations resulting from engaging in certain securities trading and custody activities for private clients. Under the revolving credit facility, the interest rate, at the option of SCB LLC, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate.

In January 2008, AllianceBernstein and AXA executed guarantees in regard to the $950 million SCB LLC facility. In the event SCB LLC is unable to meet its obligations, AllianceBernstein or AXA will pay the obligations when due or on demand. AllianceBernstein will reimburse AXA to the extent AXA must pay on its guarantee. This guarantee is continuous and remains in effect until the later of payment in full of any obligation under the credit facility has been made or the maturity date.

Our substantial capital base and access to public and private debt, at competitive terms, should provide adequate liquidity for our general business needs. Management believes that cash flow from operations and the issuance of debt and AllianceBernstein Units or Holding Units will provide us with the resources necessary to meet our financial obligations.

11.   Commitments and Contingencies

Operating Leases

We lease office space, furniture and office equipment under various operating leases. The future minimum payments under non-cancelable leases, sublease commitments and related payments we are obligated to make, net of sublease commitments of third party lessees to make payments to us, as of December 31, 2008 are as follows:

	Payments	Sublease Receipts	Net Payments
	(in millions)

2009	$127.3	$3.1	$124.2
2010	131.8	3.1	128.7
2011	133.0	2.7	130.3
2012	136.3	3.0	133.3
2013	136.4	3.0	133.4
2014 and thereafter	1,783.6	10.6	1,773.0
Total future minimum payments	$2,448.4	$25.5	$2,422.9

Office leases contain escalation clauses that provide for the pass through of increases in operating expenses and real estate taxes. Rent expense, which is amortized on a straight-line basis over the life of the lease, was $125.7 million, $106.8 million and $99.7 million, respectively, for the years ended December 31, 2008, 2007 and 2006, respectively, net of sublease income of $3.3 million, $3.4 million and $3.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Deferred Sales Commission Asset

Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under our mutual fund distribution system (the “System”) are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which the deferred sales commission asset is expected to be recovered. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $113.5 million and $183.6 million as of December 31, 2008 and 2007, respectively. Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $33.7 million, $31.1 million and $23.7 million, totaled approximately $9.1 million, $84.1 million and $98.7 million during 2008, 2007 and 2006, respectively. Effective January 31, 2009, back-end load shares are no longer offered to new investors in U.S. funds.

Management tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares are updated quarterly and include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of December 31, 2008, management used average market return assumptions of 5% for fixed income securities and 8% for equities to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions range from 22% to 32% for U.S. fund shares and 28% to 72% for non-U.S. fund shares, determined by reference to actual redemption experience over the five-year, three-year, one-year and current quarterly periods ended December 31, 2008, calculated as a percentage of our average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. As of December 31, 2008, management determined that the deferred sales commission asset was not impaired. However, if higher redemption rates continue in 2009, this asset may become impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

During 2008, U.S. equity markets decreased by approximately 37.0% as measured by the change in the Standard & Poor’s 500 Stock Index and U.S. fixed income markets increased by approximately 5.2% as measured by the change in the Barclays Aggregate Bond Index. The redemption rate for domestic back-end load shares was 25.0% in 2008. Non-U.S. capital markets decreases ranged from 40.7% to 53.3% as measured by the MSCI World, Emerging Market and EAFE Indices. The redemption rate for non-U.S. back-end load shares was 42.3% in 2008. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

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

We are involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege significant damages. While any inquiry, proceeding or litigation has the element of uncertainty, management believes that the outcome of any one of the other regulatory inquiries, administrative proceedings, lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations or financial condition.

Claims Processing Contingency

During the fourth quarter of 2006, we recorded in general and administrative expenses a $56.0 million pre-tax charge ($54.5 million, net of related income tax benefit, or $0.21 per unit) for the estimated cost of reimbursing certain clients for losses arising out of an error we made in processing claims for class action settlement proceeds on behalf of these clients, which include some AllianceBernstein-sponsored mutual funds. During the third quarter of 2008, we recorded as a reduction of general and administrative expenses approximately $35.3 million in insurance recoveries relating to this error. Our fourth quarter 2006 cash distribution was based on net income as calculated prior to recording the charge. Accordingly, the insurance recoveries ($0.13 per unit) are not included in our cash distribution to unitholders for the third quarter of 2008. As of December 31, 2008, we had $7.8 million remaining in accrued liabilities related to the $56.0 million pre-tax charge, some of which we hope to recover for our clients in future periods from related class action settlement funds, the amount of which is not known.  To the extent we are unable to recover amounts our clients would have received were it not for the claims processing error, we will reimburse these clients for the unrecovered amount.

12.   Net Capital

SCB LLC, a broker-dealer and a member organization of the New York Stock Exchange (“NYSE”), is subject to the Uniform Net Capital Rule 15c3-1 of the Exchange Act. SCB LLC computes its net capital under the alternative method permitted by the rule, which requires that minimum net capital, as defined, equal the greater of $1 million, or two percent of aggregate debit items arising from customer transactions, as defined. As of December 31, 2008, SCB LLC had net capital of $175.1 million, which was $167.3 million in excess of the minimum net capital requirement of $7.8 million. Advances, dividend payments and other equity withdrawals by SCB LLC are restricted by the regulations of the U.S. Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority, Inc., and other securities agencies. As of December 31, 2008, $19.6 million was not available for payment of cash dividends and advances.

SCBL is a member of the London Stock Exchange. As of December 31, 2008, SCBL was subject to financial resources requirements of $12.3 million imposed by the Financial Services Authority of the United Kingdom and had aggregate regulatory financial resources of $37.3 million, an excess of $25.0 million.

AllianceBernstein Investments serves as distributor and/or underwriter for certain company-sponsored mutual funds. AllianceBernstein Investments is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the SEC. AllianceBernstein Investments’ net capital as of December 31, 2008 was $85.4 million, which was $78.7 million in excess of its required net capital of $6.7 million.

Many of our subsidiaries around the world are subject to minimum net capital requirements by the local laws and regulations to which they are subject. As of December 31, 2008, each of our subsidiaries subject to a minimum net capital requirement satisfied the applicable requirement.

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

In accordance with industry practice, SCB LLC and SCBL record customer transactions on a settlement date basis, which is generally three business days after trade date. SCB LLC and SCBL are exposed to risk of loss on these transactions in the event of the customer’s or broker’s inability to meet the terms of their contracts, in which case SCB LLC and SCBL may have to purchase or sell financial instruments at prevailing market prices. The risks assumed by SCB LLC and SCBL in connection with these transactions are not expected to have a material effect upon AllianceBernstein’s, SCB LLC’s, or SCBL’s financial condition or results of operations.

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

14.   Qualified Employee Benefit Plans

We maintain a qualified profit sharing plan (the “Profit Sharing Plan”) covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes. Aggregate contributions for 2008, 2007 and 2006 were $24.5 million, $29.4 million and $25.3 million, respectively.

We maintain several defined contribution plans for foreign employees in the United Kingdom, Australia, New Zealand, Japan and other foreign entities.  Employer contributions are generally consistent with regulatory requirements and tax limits.  Defined contribution expense for foreign entities was $10.6 million, $8.3 million and $5.9 million in 2008, 2007 and 2006, respectively.

We maintain a qualified, noncontributory, defined benefit retirement plan (“Retirement Plan”) covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000. Benefits are based on years of credited service, average final base salary (as defined), and primary Social Security benefits. As of December 31, 2008, the Retirement Plan was changed to provide that the participants will not accrue any additional benefits (i.e., service and compensation after December 31, 2008 will not be taken into account in determining the participants’ retirement benefit). Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by ERISA and not greater than the maximum amount we can deduct for federal income tax purposes.

The Retirement Plan’s projected benefit obligation, fair value of plan assets, and funded status (amounts recognized in the consolidated statements of financial condition) were as follows:

	Years Ended December 31,
	2008	2007
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$76,731	$84,683
Service cost	2,995	3,446
Interest cost	4,996	4,769
Actuarial losses (gains)	3,891	(8,280)
Plan amendment	—	(4,365)
Plan curtailment	(13,133)	—
Benefits paid	(3,250)	(3,522)
Projected benefit obligation at end of year	72,230	76,731
Change in plan assets:
Plan assets at fair value at beginning of year	56,786	53,315
Actual return on plan assets	(25,770)	2,193
Employer contribution	5,617	4,800
Benefits paid	(3,250)	(3,522)
Plan assets at fair value at end of year	33,383	56,786
Funded status	$(38,847)	$(19,945)

The change made effective December 31, 2008 regarding the elimination of accruing for participants future services and compensation increases, considered a plan curtailment, resulted in a decrease in our projected obligation of $13.1 million.  This decrease in our projected obligation was offset against existing deferred losses in accumulated other comprehensive income (loss).  In addition, as a result of all future service being eliminated, we accelerated recognition of the existing prior service credit of $3.5 million in the fourth quarter of 2008.

As a result of the Pension Protection Act of 2006 (“PPA”), we changed our basis for lump sums effective January 1, 2008.  The change in the lump sum basis, considered a plan amendment, resulted in a decrease in our projected obligation of $4.4 million as of December 31, 2007.

The amounts recognized in other comprehensive income (loss), net of taxes, during 2008 and 2007 were as follows:

	2008	2007
	(in thousands)
Unrecognized net (loss) gain from experience different from that assumed and effects of changes and assumptions	$(20,811)	$5,992
Unrecognized prior service (credit) cost	(3,844)	4,187
Unrecognized net plan assets as of January 1, 1987 being recognized over 26.3 years	(108)	(139)
Other comprehensive income (loss)	$(24,763)	$10,040

The amounts included in accumulated other comprehensive income (loss), net of taxes, as of December 31, 2008 and 2007 were as follows:

	2008	2007
	(in thousands)
Unrecognized net loss from experience different from that assumed and effects of changes and assumptions	$(22,249)	$(1,438)
Unrecognized prior service credit	—	3,844
Unrecognized net plan assets as of January 1, 1987 being recognized over 26.3 years	602	710
Accumulated other comprehensive income (loss)	$(21,647)	$3,116

The estimated initial plan assets and amortization of loss for the Retirement Plan that will be amortized from accumulated other comprehensive income over the next year is $143,000 and $1.4 million, respectively.

The accumulated benefit obligation for the plan was $72.2 million and $65.0 million as of December 31, 2008 and 2007, respectively. We currently estimate we will contribute $22 million to the Retirement Plan during 2009. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, is unable to determine the amount, if any, of additional future contributions that may be required.

Actuarial computations used to determine benefit obligations as of December 31, 2008 and 2007 (measurement dates) were made utilizing the following weighted-average assumptions:

	2008	2007

Discount rate on benefit obligations	6.20%	6.55%
Annual salary increases	3.11%	3.14%

The following benefit payments, which reflect expected future service, are expected to be paid as follows (in thousands):

2009	$2,534
2010	3,122
2011	3,287
2012	4,129
2013	3,112
2014-2018	20,832

Net expense under the Retirement Plan consisted of:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)

Service cost	$2,995	$3,447	$4,048
Interest cost on projected benefit obligations	4,996	4,769	4,578
Expected return on plan assets	(4,590)	(4,310)	(3,800)
Amortization of prior service credit	(431)	(59)	(59)
Amortization of transition asset	(143)	(143)	(143)
Curtailment gain recognized	(3,510)	—	—
Amortization of loss	—	—	280
Net pension (benefit) charge	$(683)	$3,704	$4,904

Actuarial computations used to determine net periodic costs were made utilizing the following weighted-average assumptions:

	Years Ended December 31,
	2008	2007	2006

Discount rate on benefit obligations	6.55%	5.90%	5.65%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Annual salary increases	3.14%	3.14%	3.50%

The Retirement Plan’s asset allocation percentages consisted of:

	December 31,
	2008	2007

Equity securities	56%	69%
Debt securities	30	21
Real estate	14	10
	100%	100%

In developing the expected long-term rate of return on plan assets of 8.0%, management considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class. We assumed a target allocation weighting of 50% to 70% for equity securities, 20% to 40% for debt securities, and 0% to 10% for real estate investment trusts. Exposure of the total portfolio to cash equivalents on average should not exceed 5% of the portfolio’s value on a market value basis. The plan seeks to provide a rate of return that exceeds applicable benchmarks over rolling five-year periods. The benchmark for the plan’s large cap domestic equity investment strategy is the S&P 500 Index; the small cap domestic equity investment strategy is measured against the Russell 2000 Index; the international equity investment strategy is measured against the MSCI EAFE Index; and the fixed income investment strategy is measured against the Barclays Aggregate Bond Index.

We provide postretirement medical benefits which allow retirees between the ages of 55 and 65 meeting certain service requirements, at their election, to continue to participate in our group medical program by paying 100% of the applicable group premium.  Retirees older than 65 may also continue to participate in our group medical program, but are required to pay the full expected cost of benefits. To the extent that retirees’ medical costs exceed premiums paid, we incur the cost of providing a postretirement medical benefit.  During 2008, our net periodic benefit cost was $0.5 million, and our aggregate benefit obligation as of December 31, 2008 is $4.0 million.

15.	Deferred Compensation Plans

We maintain an unfunded, non-qualified deferred compensation plan known as the Capital Accumulation Plan and also have assumed obligations under contractual unfunded deferred compensation arrangements covering certain executives (“Contractual Arrangements”). The Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made. The Board of Directors of the General Partner (“Board”) may terminate the Capital Accumulation Plan at any time without cause, in which case our liability would be limited to benefits that have vested. Payment of vested benefits under both the Capital Accumulation Plan and the Contractual Arrangements will generally be made over a ten-year period commencing at retirement age. The General Partner is obligated to make capital contributions to AllianceBernstein in amounts equal to benefits paid under the Capital Accumulation Plan and the Contractual Arrangements. Amounts included in employee compensation and benefits expense for the Capital Accumulation Plan and the Contractual Arrangements for the years ended December 31, 2008, 2007 and 2006 were $1.7 million, $1.7 million and $2.1 million, respectively.

In connection with the Bernstein Transaction, we adopted an unfunded, non-qualified deferred compensation plan, known as the SCB Deferred Compensation Award Plan (“SCB Plan”), under which we agreed to invest $96 million per annum for three years to fund notional investments in Holding Units or a company-sponsored money market fund, to be awarded for the benefit of certain individuals who were stockholders or principals of Bernstein or who were hired to replace them. The awards vest ratably over three years and are amortized as employee compensation expense over the vesting period. Awards are payable to participants when fully vested, but participants may elect to defer receipt of vested awards to future dates. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2008, 2007 and 2006 were $0.2 million, $0.6 million and $3.6 million, respectively.

We maintain an unfunded, non-qualified deferred compensation plan known as the Amended and Restated AllianceBernstein Partners Compensation Plan (the “Partners Plan”) under which annual awards may be granted to eligible employees.

•	Awards made in 1995 vested ratably over three years; awards made from 1996 through 1998 generally vested ratably over eight years.

o	Until distributed, liability for the 1995 through 1998 awards increased or decreased through December 31, 2005 based on our earnings growth rate.

o
Prior to January 1, 2006, payment of vested 1995 through 1998 benefits was generally made in cash over a five-year period commencing at retirement or termination of employment although, under certain circumstances, partial lump sum payments were made.

o
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

•	Awards made for 1999 and 2000 are notionally invested in Holding Units.

o	A subsidiary of AllianceBernstein purchases Holding Units to fund the related benefits.

o	The vesting periods for 1999 and 2000 awards range from eight years to immediate depending on the age of the participant.

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

•
Beginning with 2008 awards, executive committee members and those senior officers previously participating in the Special Option Program may allocate up to half of their awards to investments in options to buy Holding Units (see Note 16).

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

The Partners Plan may be terminated at any time without cause, in which case our liability would be limited to vested benefits. We made awards in 2008, 2007 and 2006 aggregating $236.0 million, $314.6 million and $228.7 million, respectively. In January 2009, $22.9 million of the 2008 award was allocated to options to buy Holding Units (see Note 16). The 2007 and 2006 awards are net of $9.9 million and $9.8 million, respectively, allocated to the December 2007 and January 2007 Special Option Program’s awards. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2008, 2007 and 2006 were $59.9 million, $227.2 million and $191.9 million, respectively.

During 2003, we established the AllianceBernstein Commission Substitution Plan (“Commission Substitution”), an unfunded, non-qualified incentive plan. Employees whose principal duties are to sell or market the products or services of AllianceBernstein and whose compensation is entirely or mostly commission-based are eligible for an award under this plan. Participants designate the percentage of their awards to be allocated to notional investments in Holding Units or notional investments in certain of our investment services. Awards vest ratably over a three-year period and are amortized as employee compensation expense. The Commission Substitution plan was terminated in 2007 and no awards have been made since 2006. We made awards totaling $40.1 million in 2006. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2008, 2007 and 2006 were $21.7 million, $31.9 million and $27.0 million, respectively.

Effective August 1, 2005, we established the AllianceBernstein Financial Advisor Wealth Accumulation Plan (“Wealth Accumulation Plan”), an unfunded, non-qualified deferred compensation plan. The Wealth Accumulation Plan was established in order to create a compensation program to attract and retain eligible employees expected to make significant contributions to the future growth and success of Bernstein Global Wealth Management, a unit of AllianceBernstein. Participants designate the percentage of their awards to be notionally invested in Holding Units or certain of our investment services. No more than 50% of the award may be notionally invested in Holding Units. All awards vest annually on a pro rata basis over the term of the award. We made awards totaling $15.2 million in 2008, $23.5 million in 2007 and $14.5 million in 2006. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2008, 2007 and 2006 were $8.7 million, $8.0 million and $4.2 million, respectively.

Effective December 19, 2008, Mr. Sanders, Chairman and CEO, retired from the Company. In accordance with the terms of the employment agreement between Mr. Sanders and AllianceBernstein dated October 26, 2006 (and the terms of Mr. Sanders’s prior employment agreement), Mr. Sanders was entitled to receive a deferred compensation award of not less than 1% of AllianceBernstein’s consolidated operating income before incentive compensation for each calendar year during the employment term, beginning with 2004. The 2006 award of $19.0 million vested 65% in December 2007 and 35% in December 2008. The 2007 award of $21.5 million vested 75% in December 2008 and was to vest 25% in December 2009, which was accelerated into 2008 upon his retirement. Mr. Sanders received his 2008 award of approximately $12.8 million pursuant to his employment agreement, which vested fully in 2008 based on his retirement. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2008, 2007 and 2006 were $40.9 million, $19.7 million and $15.0 million, respectively. At year-end 2007, Mr. Sanders was required to allocate his 2007 award in a manner that would result in his aggregate deferred balance as of December 31, 2007 being 50% invested in Holding Units and 50% in investment services offered to clients by AllianceBernstein.

16.	Compensatory Unit Awards and Option Plans

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

In 1997, we established the 1997 Long Term Incentive Plan (“1997 Plan”), under which options to buy Holding Units, restricted Holding Units and phantom restricted Holding Units, performance awards, and other Holding Unit-based awards may be granted to key employees and independent directors of the General Partner for terms established at the time of grant (generally 10 years). Options granted to employees are generally exercisable at a rate of 20% of the Holding Units subject to such options on each of the first five anniversary dates of the date of grant (except for certain options awarded under the Special Option Program, which are described below); options granted to independent directors are generally exercisable at a rate of 33.3% of the Holding Units subject to such options on each of the first three anniversary dates of the date of grant. Restricted Holding Units (“Restricted Units”) awarded to independent directors of the General Partner vest on the third anniversary of the grant date or immediately upon a director’s resignation.  Restricted Units awarded to the CEO vest 20% on each of the first five anniversary dates of the grant date. The aggregate number of Holding Units that can be the subject of options granted or that can be awarded under the 1997 Plan may not exceed 41,000,000 Holding Units. As of December 31, 2008, options to buy 14,213,209 Holding Units, net of forfeitures, had been granted and 4,140,449 Holding Units, net of forfeitures, were subject to other unit awards made under the 1997 Plan (as described below). Holding Unit-based awards (including options) in respect of 22,646,342 Holding Units were available for grant as of December 31, 2008.

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

On January 23, 2009, the Compensation Committee granted an award of options to buy 6,534,182 Holding Units to 67 employees, consisting of certain Executive Committee members and senior officers previously participating in the Special Option Program.  The exercise price is $17.05, the closing price of Holding Units on the grant date, and the fair value is $3.51 per option.

Options to buy Holding Units were granted as follows: 13,825 options were granted during 2008; 3,708,939 options were granted during 2007; and 9,712 options were granted during 2006. The weighted average fair value of options to buy Holding Units granted during 2008, 2007 and 2006 was $10.85, $15.96 and $12.35, respectively, on the date of grant, determined using the Black-Scholes option valuation model with the following assumptions:

	2008	2007	2006

Risk-free interest rate	3.2%	3.5 – 4.9%	4.9%
Expected cash distribution yield	5.4%	5.6 – 5.7%	6.0%
Historical volatility factor	29.3%	27.7 – 30.8%	31.0%
Expected term	6.0 years	6.0 – 9.5 years	6.5 years

Due to a lack of sufficient historical data, we have chosen to use, in accordance with SEC Staff Accounting Bulletin No. 110, the simplified method to calculate the expected term of options.

The following table summarizes the activity in options under our various option plans:

	Holding Units	Weighted Average Exercise Price Per Holding Unit	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2007	7,273,621	$64.20	6.9
Granted	13,825	64.24
Exercised	(315,467)	41.98
Forfeited	(123,071)	67.67
Expired	(163,100)	26.31
Outstanding as of December 31, 2008	6,685,808	66.11	6.3	$—
Exercisable as of December 31, 2008	3,277,879	46.69	3.2	—
Expected to vest as of December 31, 2008	3,239,112	84.78	9.2	—

The aggregate intrinsic value as of December 31, 2008 on options outstanding, exercisable and expected to vest is negative, therefore is presented as zero in the table above. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $6.3 million, $58.8 million and $79.0 million, respectively.

Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the options awarded (determined using the Black-Scholes option valuation model) and is recognized over the vesting period. We recorded compensation expense relating to the option plans of $7.7 million, $5.9 million and $2.7 million, respectively, for the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008, there was $46.1 million of compensation cost related to unvested share-based compensation arrangements granted under the option plans not yet recognized. That cost is expected to be recognized over a weighted average period of 7.0 years.

Other Unit Awards

Restricted Units

In  2008, 2007 and 2006, Restricted Units were awarded to the independent directors of the General Partner. The Restricted Units give the directors, in most instances, all the rights of other Holding unitholders subject to such restrictions on transfer as the Board may impose. We awarded 2,335, 1,705 and 1,848 Restricted Units in 2008, 2007 and 2006, respectively, with grant date fair values of $64.24, $87.98 and $65.02 per Holding Unit, respectively. All of the Restricted Units vest on the third anniversary of grant date or immediately upon a director’s resignation. We fully expensed these awards on the grant date.  As of December 31, 2008, 5,888 Restricted Units, net of distributions made upon retirement of two directors, were outstanding. We recorded compensation expense of $150,000, $178,000 and $164,000 in 2008, 2007 and 2006, respectively, related to Restricted Units.

In accordance with the terms of the employment agreement between Mr. Kraus, Chairman and CEO, the General Partner, Holding and AllianceBernstein dated December 19, 2008, Mr. Kraus was granted 2,722,052 Restricted Units with a grant date fair value of $19.20. Mr. Kraus’s Restricted Units will vest ratably on each of the first five anniversaries of the grant date.

The following table summarizes the activity of unvested Restricted Units during 2008:

	Holding Units	Weighted Average Grant Date Fair Value

Unvested as of January 1, 2008	4,875	$67.74
Granted	2,724,387	19.24
Vested	(1,322)	45.45
Forfeited	—	—
Unvested as of December 31, 2008	2,727,940	19.31

The total fair value of units that vested during 2008 was $87,000. No units vested during 2007 or 2006.

Century Club Plan

In 1993, we established the Century Club Plan, under which employees of AllianceBernstein whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds and who meet certain sales targets, are eligible to receive an award of Holding Units. Awards vest ratably over three years and are amortized as employee compensation expense. We awarded 46,030, 45,072 and 36,020 Holding Units in 2008, 2007 and 2006, respectively, with grant date fair values of $62.05, $82.37 and $63.82 per Holding Unit, respectively.

The following table summarizes the activity of unvested Century Club units during 2008:

	Holding Units	Weighted Average Grant Date Fair Value

Unvested as of January 1, 2008	73,990	$72.63
Granted	46,030	62.05
Vested	(37,504)	67.35
Forfeited	(3,610)	69.23
Unvested as of December 31, 2008	78,906	70.77

The total fair value of units that vested during 2008, 2007 and 2006 was $2.2 million, $2.5 million and $1.7 million, respectively.

We recorded compensation expense relating to the Century Club Plan of $2.8 million, $2.3 million and $1.5 million, respectively, for the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008, there was $3.3 million of compensation cost related to unvested share-based compensation arrangements granted under the Century Club Plan not yet recognized. That cost is expected to be recognized over a weighted average period of 1.6 years.

Awards under the Century Club Plan and those of Restricted Units reduce the number of options to acquire Holding Units available for grant under the 1997 Plan and forfeitures under the Century Club Plan and those of Restricted Units increase them.

17.	Units Outstanding

The following table summarizes the activity in units:

Outstanding as of December 31, 2006	259,062,014
Options to buy Holding Units exercised	1,234,917
Holding Units awarded	46,777
Holding Units forfeited	(1,716)
Outstanding as of December 31, 2007	260,341,992
Options to buy Holding Units exercised	315,467
Issuance of Holding Units	3,015,396
Holding Units awarded	48,365
Holding Units forfeited	(3,610)
Outstanding as of December 31, 2008	263,717,610

Holding Units awarded and Holding Units forfeited pertain to restricted Holding Unit awards to independent members of the Board of Directors and Century Club Plan Holding unit awards to company-sponsored mutual fund sales personnel, see Note 16.  Issuance of Holding Units pertains to Holding Units we issued to fund deferred compensation plan elections by participants and the CEO’s Restricted Units award, see Note 16.

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

In order to preserve AllianceBernstein’s status as a private partnership for federal income tax purposes, AllianceBernstein Units must not be considered publicly traded. The AllianceBernstein Partnership Agreement provides that all transfers of AllianceBernstein Units must be approved by AXA Equitable and the General Partner; AXA Equitable and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in relevant treasury regulations. If such units were considered readily tradable, AllianceBernstein’s net income would be subject to federal and state corporate income tax. Furthermore, should AllianceBernstein enter into a substantial new line of business, Holding, by virtue of its ownership of AllianceBernstein, would lose its status as a “grandfathered” publicly traded partnership and would become subject to corporate income tax which would reduce materially Holding’s net income and its quarterly distributions to Holding unitholders.

Earnings before income taxes and income tax expense consist of:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)

Earnings before income taxes:
United States	$669,205	$1,113,185	$1,058,545
Foreign	275,024	291,819	133,493
Total	$944,229	$1,405,004	$1,192,038
Income tax expense:
Partnership UBT	$9,945	$30,219	$23,696
Corporate subsidiaries:
Federal	13,713	6,852	4,901
State and local	1,762	2,733	374
Foreign	78,367	87,494	41,061
Current tax expense	103,787	127,298	70,032
Deferred tax (benefit) expense	(7,984)	547	5,013
Income tax expense	$95,803	$127,845	$75,045

The principal reasons for the difference between the effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31,
	2008		2007		2006
	(in thousands)

UBT statutory rate	$37,769	4.0%	$55,532	4.0%	$47,346	4.0%
Corporate subsidiaries’ federal, state, local, and foreign income taxes	77,732	8.2	83,195	5.9	40,708	3.4
Effect of FIN 48 adjustments, miscellaneous taxes, and other	(11,929)	(1.3)	2,684	0.2	282	—
Income not taxable resulting from use of UBT business apportionment factors and other non deductible items	(7,769)	(0.8)	(13,566)	(1.0)	(13,291)	(1.1)
Income tax expense and effective tax rate	$95,803	10.1	$127,845	9.1	$75,045	6.3

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Twelve Months Ended December 31,
	2008	2007
	(in thousands)
Balance as of beginning of period	$19,016	$17,862
Additions for prior year tax positions	324	2,000
Reductions for prior year tax positions	(603)	(1,452)
Additions for current year tax positions	1,649	3,317
Reductions for current year tax positions	(715)	(303)
Reductions related to settlements with tax authorities/closed years	(10,866)	(2,408)
Balance as of end of period	$8,805	$19,016

During 2008 and 2007, unrecognized tax benefits with respect to certain tax positions taken in the prior years have been adjusted resulting in a net decrease to the reserve totaling $0.3 million and net increase to the reserve totaling $0.5 million, respectively. As described below, settlements with taxing authorities resulted in a $10.9 million and $2.4 million reduction, not including interest, to the reserve, in 2008 and 2007, respectively. The amount of unrecognized tax benefits as of December 31, 2008 and 2007, when recognized, is recorded as a reduction to income tax expense and affect the company’s effective tax rate.

Interest and penalties, if any, relating to tax positions are recorded in income tax expense on the consolidated statements of income. The total amount of accrued interest recorded on the consolidated statement of financial condition as of January 1, 2007, the date of adoption of FIN 48, was $1.7 million. As of December 31, 2008 and 2007, the amounts are $0.9 million and $2.2 million, respectively. There were no accrued penalties as of December 31, 2008 and 2007.

The company is generally no longer subject to U.S federal, or state and local income tax examinations by tax authorities for any year prior to 2005 except as noted below. The Internal Revenue Service (“IRS”) completed an examination of our domestic corporate subsidiaries’ federal tax returns for 2003 and 2004 in the third quarter of 2007. This examination was settled resulting in a tax payment to the U.S. Treasury in the amount of $0.4 million and a reduction to the reserve for unrecorded tax benefits in the amount of $2.2 million. The IRS is currently examining our domestic corporate subsidiaries' federal tax returns for the years 2005 and 2006. These examinations are in exploratory stages and we do not believe an increase for unrecognized tax benefits is necessary. In addition, various state and local examinations of AllianceBernstein’s corporate subsidiary tax returns for years 2001 through 2007 are now in progress.  These examinations are in various stages of completion and the reserve for unrecognized tax benefits was adjusted as noted above.

During December 2008, the examinations of AllianceBernstein’s New York City Partnership tax returns for the years 2003 through 2005 were formerly settled. As a result, we recognized approximately $12.1 million of net unrecognized tax benefits, including accrued interest, during the fourth quarter of 2008.

The Canadian Revenue Agency has commenced an examination of AllianceBernstein's Canadian subsidiary tax returns for the years 2005-2006. The examination is in the preliminary stage and we do not believe an increase for unrecognized tax benefits is necessary. Currently, there are no other income tax examinations at our significant non-U.S. subsidiaries. Years that remain open and may be subject to examination vary under local law, and range from one to seven years.

Adjustment to the reserve could occur in light of changing facts and circumstances with respect to aforementioned on-going examinations.

Subject to the results of the examinations for the tax years 2001-2007, under our existing policy for determining whether a tax position is effectively settled for purposes of recognizing previously unrecognized tax benefits, there is the possibility that recognition of unrecognized tax benefits of approximately $3.6 million including accrued interest could occur over the next twelve months.

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

	December 31,
	2008	2007
	(in thousands)
Deferred tax asset:
Differences between book and tax basis:
Deferred compensation plans	$14,704	$10,252
Intangible assets	280	401
Charge for mutual fund matters, legal proceedings, and claims processing contingency	4,179	4,179
Other, primarily revenues taxed upon receipt and accrued expenses deductible when paid	4,955	3,909
Deferred tax asset	24,118	18,741
Deferred tax liability:
Differences between book and tax basis:
Furniture, equipment and leasehold improvements	341	301
Investment partnerships	112	1,634
Intangible assets	17,075	14,889
Translation adjustment	2,700	5,694
Other, primarily undistributed earnings of certain foreign subsidiaries	2,597	2,359
	22,825	24,877
Net deferred tax asset (liability)	$1,293	$(6,136)

The deferred tax asset is included in other assets. Management has determined that realization of the deferred tax asset is more likely than not based on anticipated future taxable income.

The company provides income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the United States. As of December 31, 2008, $484.7 million of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested. At existing applicable income tax rates, additional taxes of approximately $24.5 million would need to be provided if such earnings were remitted.

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

Management has assessed the requirements of SFAS No. 131 and determined that, because we utilize a consolidated approach to assess performance and allocate resources, we have only one operating segment. Enterprise-wide disclosures as of, and for the years ended, December 31, 2008, 2007 and 2006 were as follows:

Services

Net revenues derived from our various research, investment management and related services were as follows:

	Years Ended December 31,
	2008	2007	2006
	(in millions)

Institutional Investments	$1,241	$1,482	$1,222
Retail	1,227	1,521	1,304
Private Client	850	961	883
Institutional Research Services	472	424	375
Other	(239)	332	354
Total revenues	3,551	4,720	4,138
Less: Interest expense	37	195	188
Net revenues	$3,514	$4,525	$3,950

Geographic Information

Net revenues and long-lived assets, related to our U.S. and international operations, as of and for the years ended December 31, were:

	2008	2007	2006
	(in millions)
Net revenues:
United States	$2,258	$3,013	$2,733
International	1,256	1,512	1,217
Total	$3,514	$4,525	$3,950
Long-lived assets:
United States	$3,576	$3,656	$3,619
International	40	52	42
Total	$3,616	$3,708	$3,661

Major Customers

Company-sponsored mutual funds are distributed to individual investors through broker-dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries. AXA Advisors, LLC (“AXA Advisors”), a wholly-owned subsidiary of AXA Financial that uses members of the AXA Equitable insurance agency sales force as its registered representatives, has entered into a selected dealer agreement with AllianceBernstein Investments and has been responsible for 4%, 2% and 2% of our open-end mutual fund sales in 2008, 2007 and 2006, respectively. Subsidiaries of Merrill Lynch & Co., Inc. (“Merrill Lynch”) were responsible for approximately 8%, 7% and 6% of our open-end mutual fund sales in 2008, 2007 and 2006, respectively. Citigroup, Inc. and its subsidiaries (“Citigroup”), was responsible for approximately 7%, 7% and 5% of our open-end mutual fund sales in 2008, 2007 and 2006, respectively. AXA Advisors, Merrill Lynch and Citigroup are under no obligation to sell a specific amount of shares of company-sponsored mutual funds, and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations (in the case of Merrill Lynch and Citigroup).

AXA and the general and separate accounts of AXA Equitable (including investments by the separate accounts of AXA Equitable in the funding vehicle EQ Advisors Trust) accounted for approximately 5% of total revenues for each of the years ended December 31, 2008, 2007 and 2006. No single institutional client other than AXA and its subsidiaries accounted for more than 1% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

20.	Related Party Transactions

Mutual Funds

Investment management, distribution, shareholder and administrative, and brokerage services are provided to individual investors by means of retail mutual funds sponsored by our company, our subsidiaries and our affiliated joint venture companies. Substantially all of these services are provided under contracts that set forth the services to be provided and the fees to be charged. The contracts are subject to annual review and approval by each of the mutual funds’ boards of directors or trustees and, in certain circumstances, by the mutual funds’ shareholders. Revenues for services provided or related to the mutual funds are as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)

Investment advisory and services fees	$870,524	$1,027,636	$840,994
Distribution revenues	378,425	473,435	421,045
Shareholder servicing fees	99,028	103,604	97,236
Other revenues	6,868	6,502	6,917
Institutional research services	1,233	1,583	1,902

AXA and its Subsidiaries

We provide investment management and certain administration services to AXA and its subsidiaries. In addition, AXA and its subsidiaries distribute company-sponsored mutual funds, for which they receive commissions and distribution payments. Sales of company-sponsored mutual funds through AXA and its subsidiaries, excluding cash management products, aggregated approximately $0.7 billion, $0.5 billion and $0.5 billion for the years ended December 31, 2008, 2007 and 2006, respectively. Also, we are covered by various insurance policies maintained by AXA subsidiaries and we pay fees for technology and other services provided by AXA and its subsidiaries that are included in General and Administrative expenses. Aggregate amounts included in the consolidated financial statements for transactions with AXA and its subsidiaries are as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)

Revenues:
Investment advisory and services fees	$180,689	$208,786	$184,122
Institutional research services	225	606	657
Other revenues	697	824	736
	$181,611	$210,216	$185,515
Expenses:
Commissions and distribution payments to financial intermediaries	$9,408	$7,178	$5,708
Other promotion and servicing	703	1,409	936
General and administrative	13,843	10,219	9,533
	$23,954	$18,806	$16,177
Balance Sheet:
Institutional investment advisory and services fees receivable	$7,349	$10,103	$7,330
Other due to AXA and its subsidiaries	(1,278)	(506)	(965)
	$6,071	$9,597	$6,365

AllianceBernstein and AXA Asia Pacific Holdings Limited (“AXA Asia Pacific”) maintain two investment management companies and we include their financial results in our consolidated results of operations. Investment advisory and services fees earned by these companies were approximately $68.3 million, $77.6 million and $61.1 million, for the years ended December 31, 2008, 2007 and 2006, respectively, of which approximately $19.6 million, $22.9 million and $21.3 million, respectively, were from AXA affiliates and are included in the table above. Minority interest recorded for these companies was $9.7 million, $11.1 million and $8.8 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

During the fourth quarter of 2006, AllianceBernstein Venture Fund I, L.P. was established as an investment vehicle to achieve long-term capital appreciation through equity and equity-related investments, acquired in private transactions, in early stage growth companies. One of our subsidiaries is the general partner of the fund and, as a result, the fund is included in our consolidated financial statements, with approximately $167 million, $136 million and $34 million of investments on the consolidated statement of financial condition as of December 31, 2008, 2007 and 2006, respectively. AXA Equitable holds a 10% limited partnership interest in this fund.

Other Related Parties

The consolidated statements of financial condition include a net receivable from Holding and a net receivable or payable to our unconsolidated joint ventures as a result of cash transactions for fees and expense reimbursements. The net balances included in the consolidated statements of financial condition as of December 31, 2008, 2007 and 2006 are as follows:

	December 31,
	2008	2007	2006
	(in thousands)

Due from Holding, net	$4,825	$7,460	$7,149

Due from unconsolidated joint ventures, net	$—	$255	$376

21.   Acquisition

On May 2, 2006, we acquired for $16.1 million in cash the 50% interest in our Hong Kong joint venture (including its wholly-owned Taiwanese subsidiary) that had been owned by our joint venture partner. The effect of this acquisition was not material to our consolidated financial condition, results of operations or cash flows.

22.   Accounting Pronouncements

In December 2007, the FASB issued Statement No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”.  SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements.  The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  SFAS is effective January 1, 2009 and is to be applied retroactively.  SFAS No. 160 is not expected to have a material impact on our consolidated financial statements.

In February 2008, the FASB issued Staff Position No. 157-2 (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of SFAS No. 157, for nonfinancial assets and nonfinancial liabilities, except for items disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. FSP No.157-2 is not expected to have a material impact on our consolidated financial statements.

In December 2008, the FASB issued Staff Position No. 132(R)-1 (“FSP No. 132(R)-1”), which requires companies to disclose information about fair value measurements of retirement plan assets that would be similar to the disclosures about fair value measurements required by SFAS No. 157. The provisions of FSP No. 132(R)-1 are effective for fiscal years ending after December 15, 2009.  FSP No. 132(R)-1 is not expected to have a material impact on our consolidated financial statements.

23.   Quarterly Financial Data (Unaudited)

	Quarters Ended 2008
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

Net revenues	$580,522	$840,991	$1,063,624	$1,029,022
Net income	$91,979	$219,529	$280,289	$247,443
Basic net income per unit(1)	$0.35	$0.83	$1.06	$0.94
Diluted net income per unit(1)	$0.35	$0.83	$1.06	$0.94
Cash distributions per unit(2) (3) (4)	$0.37	$0.70	$1.06	$0.94

	Quarters Ended 2007
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

Net revenues	$1,169,386	$1,152,822	$1,158,773	$1,044,336
Net income	$309,732	$348,082	$334,929	$267,701
Basic net income per unit(1)	$1.18	$1.33	$1.28	$1.02
Diluted net income per unit(1)	$1.17	$1.32	$1.27	$1.01
Cash distributions per unit(2)	$1.17	$1.32	$1.27	$1.01

(1)
Basic and diluted net income per unit are computed independently for each of the periods presented. Accordingly, the sum of the quarterly net income per unit amounts may not agree to the total for the year.

(2)	Declared and paid during the following quarter.
(3)
During the fourth quarter of 2006, we recorded a $56.0 million pre-tax charge ($54.5 million, net of related income tax benefit) for the estimated cost of reimbursing certain clients for losses arising out of an error we made in processing claims for class action settlement proceeds on behalf of these clients, which include some AllianceBernstein-sponsored mutual funds. During the third quarter of 2008, we recorded approximately $35.3 million in insurance recoveries relating to this error. AllianceBernstein’s and Holding’s fourth quarter 2006 cash distributions were based on net income as calculated prior to AllianceBernstein recording the charge. Accordingly, the related insurance recoveries ($0.13 per unit) were not included in AllianceBernstein’s or Holding’s cash distribution to unitholders for the third quarter of 2008.

(4)
During the fourth quarter of 2008, we recorded an additional $5.1 million ($0.02 per unit) provision for income taxes subsequent to the declaration of the fourth quarter 2008 cash distribution of $0.37 per unit. As a result, the cash distribution per unit in the fourth quarter of 2008 is $0.02 higher than diluted net income per unit.

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein L.P.:

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, changes in partners' capital and comprehensive income and cash flows present fairly, in all material respects, the financial position of AllianceBernstein L.P. and its subsidiaries (“AllianceBernstein”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, AllianceBernstein maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AllianceBernstein's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on AllianceBernstein's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 20, 2009

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

Management assessed the effectiveness of each of Holding’s and AllianceBernstein’s internal control over financial reporting as of December 31, 2008. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“COSO criteria”).

Based on its assessment, management concluded that, as of December 31, 2008, each of Holding and AllianceBernstein maintained effective internal control over financial reporting based on the COSO criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the 2008 financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of each of Holding’s and AllianceBernstein’s internal control over financial reporting as of December 31, 2008. These reports can be found in Item 8.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Both AllianceBernstein and Holding reported all information required to be disclosed on Form 8-K during the fourth quarter of 2008.

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

Directors and Executive Officers

As of February 20, 2009, the directors and executive officers of the General Partner were as follows (officers of the General Partner serve as equivalent officers of AllianceBernstein and Holding):

Name	Age	Position
Peter S. Kraus	56	Chairman of the Board and Chief Executive Officer
Lewis A. Sanders*	62	Former Chairman of the Board and Chief Executive Officer
Dominique Carrel-Billiard	42	Director
Henri de Castries	54	Director
Christopher M. Condron	61	Director
Denis Duverne	55	Director
Richard S. Dziadzio	45	Director
Deborah S. Hechinger	58	Director
Weston M. Hicks	52	Director
Nick Lane	35	Director
Gerald M. Lieberman	62	Director, President and Chief Operating Officer
Lorie A. Slutsky	56	Director
A.W. (Pete) Smith, Jr.	65	Director
Peter J. Tobin	64	Director
Lawrence H. Cohen	47	Executive Vice President
Laurence E. Cranch	62	Executive Vice President, General Counsel and Corporate Secretary
Edward J. Farrell	48	Senior Vice President and Controller
Sharon E. Fay	48	Executive Vice President
Marilyn G. Fedak	62	Vice Chair of Investment Services
James A. Gingrich	50	Executive Vice President
Mark R. Gordon	55	Executive Vice President
Thomas S. Hexner	52	Executive Vice President
Robert H. Joseph, Jr.	61	Senior Vice President and Chief Financial Officer
Robert M. Keith	48	Executive Vice President
Mark R. Manley	46	Senior Vice President, Deputy General Counsel and Chief Compliance Officer
Lori A. Massad	44	Executive Vice President and Chief Talent Officer – Talent Development and Human Resources
Seth J. Masters	49	Executive Vice President
Douglas J. Peebles	43	Executive Vice President
Jeffrey S. Phlegar	42	Executive Vice President
James G. Reilly	47	Executive Vice President
Lisa A. Shalett	45	Executive Vice President
David A. Steyn	49	Executive Vice President
Richard G. Taggart	47	Executive Vice President and Head of Global Operations
Gregory J. Tencza	42	Executive Vice President
Christopher M. Toub	49	Executive Vice President

* Mr. Sanders retired as Chairman of the Board and Chief Executive Officer on December 19, 2008.

Biographies

Mr. Kraus was elected Chairman of the Board of the General Partner and Chief Executive Officer of the General Partner, AllianceBernstein and Holding on December 19, 2008. Mr. Kraus has in-depth experience in the financial markets, including investment banking, asset management and private wealth management.  Most recently, he served as an executive vice president, the head of global strategy and a member of the Management Committee of Merrill Lynch & Co. Inc. (“Merrill”), from September 2008 through December 2008.  Prior to joining Merrill, Mr. Kraus spent 22 years with Goldman Sachs Group Inc. (“Goldman”), where he most recently served as co-head of the Investment Management Division and a member of the Management Committee, as well as head of firm-wide strategy and chairman of the Strategy Committee.  Mr. Kraus also served as co-head of the Financial Institutions Group.  He was named a partner at Goldman in 1994 and managing director in 1996.  Mr. Kraus was named a Director of AXA Financial, AXA Equitable, MONY Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “MONY”) and MONY Life Insurance Company of America (a wholly-owned subsidiary of MONY) on February 12, 2009. He is also Chairman of the Investment Committee of Trinity College, Chairman of the Board of Overseers of CalArts, Co-Chair of the Friends of the Carnegie International, a member of the board of Keewaydin Camp and a member of the board of Young Audiences, Inc., a non-profit organization that works with educational systems, the arts community and private and pubic sectors to provide arts education to children.

Mr. Sanders retired as Chairman of the Board of the General Partner and Chief Executive Officer of the General Partner, AllianceBernstein and Holding on December 19, 2008. He was elected Chairman of the Board effective January 1, 2005 and Chief Executive Officer effective July 1, 2003. Before taking on these roles, he had served as Vice Chairman and Chief Investment Officer since the Bernstein Transaction in 2000. Prior to the Bernstein Transaction, Mr. Sanders had served as Chairman and Chief Executive Officer of Bernstein since 1992; he began his career with Bernstein in 1968 as a research analyst. Mr. Sanders is the Chairman and Chief Executive Officer of SCB Inc.

Mr. Carrel-Billiard was elected a Director of the General Partner in July 2004. He has been Chief Executive Officer of AXA Investment Managers S.A. (“AXA IM”), a subsidiary of AXA, since June 13, 2006 and was named to the AXA Group Executive Committee on January 1, 2009. Mr. Carrel-Billiard joined AXA on June 1, 2004 as the Senior Vice President-Business Support and Development in charge of AXA Financial, asset management and reinsurance. Prior to joining AXA, Mr. Carrel-Billiard was a Partner of McKinsey & Company where he specialized in the financial services industry. During the 12 years he spent at McKinsey, Mr. Carrel-Billiard worked on a broad array of topics (including insurance, asset gathering and management, and corporate and investment banking) for the top management of international banks, insurance companies, including AXA, and other financial services groups.

Mr. de Castries was elected a Director of the General Partner in October 1993. Since May 3, 2000, he has been Chairman of the Management Board of AXA (“AXA Group Management Board”). Prior thereto, he served AXA in various capacities, including Vice Chairman of the AXA Group Management Board; Senior Executive Vice President-Financial Services and Life Insurance Activities in the United States, Germany, the United Kingdom and Benelux from 1996 to 2000; Executive Vice President-Financial Services and Life Insurance Activities from 1993 to 1996; General Secretary from 1991 to 1993; and Central Director of Finances from 1989 to 1991. He is also a director or officer of AXA Financial, AXA Equitable and various other subsidiaries and affiliates of the AXA Group. Mr. de Castries was elected Vice Chairman of AXA Financial on February 14, 1996 and was elected Chairman of AXA Financial, effective April 1, 1998.

Mr. Condron was elected a Director of the General Partner in May 2001. He has been Director, President and Chief Executive Officer of AXA Financial since May 2001. He is Chairman of the Board, Chief Executive Officer and President of AXA Equitable and a member of the AXA Group Management Board. In addition, Mr. Condron is Chairman of the Board, President and Chief Executive Officer of MONY Life Insurance Company, which AXA Financial acquired in July 2004. Prior to joining AXA Financial, Mr. Condron served as both President and Chief Operating Officer of Mellon Financial Corporation (“Mellon”), from 1999, and as Chairman and Chief Executive Officer of The Dreyfus Corporation, a subsidiary of Mellon, from 1995. Mr. Condron is a member of the Board of Directors of KBW, Inc., a full-service investment bank and broker-dealer. He also serves as Chairman of KBW’s compensation committee and as a member of its audit committee and its corporate governance and nominating committee. Mr. Condron is also a member of the Board of Directors of The American Council of Life Insurers and the Chairman of the Financial Services Round Table.

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

Mr. Lane was elected a Director of the General Partner in July 2008.  He is currently the head of AXA Group strategy and he is the Business Support Development representative for AXA Equitable, AXA IM and AllianceBernstein. Previously, Mr. Lane served as Vice Chairman of AXA Advisors LLC and AXA Network LLC where he was charged with overseeing the Retail Broker Dealer and Network Business as well as its enterprise operations and supervision systems.  Prior to joining AXA Equitable, Mr. Lane worked for McKinsey & Co, a strategic consulting firm, where he was a leader in their sales and marketing practice.  His previous experiences also include serving as an infantry officer in the United States Marine Corps and working on the floor of the NYSE. AXA IM, AXA Advisors and AXA Network are subsidiaries of AXA.

Mr. Lieberman was elected a Director of the General Partner and the Chief Operating Officer of AllianceBernstein in November 2003 and was elected President of AllianceBernstein in November 2004, when he was also elected a member of the AXA Group Executive Committee. Mr. Lieberman joined AllianceBernstein in October 2000 and served as Executive Vice President—Finance and Operations of AllianceBernstein from November 2000 to November 2003. Prior to the Bernstein Transaction, Mr. Lieberman served as a Senior Vice President, Finance and Administration of Bernstein, which he joined in 1998, and was a member of Bernstein’s Board of Directors. Mr. Lieberman is a Director of SCB Inc.

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

Mr. Tobin was elected a Director of the General Partner in May 2000. From September 2003 to June 2005, he was Special Assistant to the President of St. John’s University. Prior thereto, Mr. Tobin served as Dean of the Tobin College of Business of St. John’s University from August 1998 to September 2003. As Dean, Mr. Tobin was the chief executive and academic leader of the College of Business. Mr. Tobin was Chief Financial Officer at The Chase Manhattan Corporation from 1996 to 1997. Prior thereto, he was Chief Financial Officer of Chemical Bank (which merged with Chase in 1996) from 1991 to 1996 and Chief Financial Officer of Manufacturers Hanover Trust (which merged with Chemical in 1991) from 1985 to 1991. Mr. Tobin is on the Boards of Directors of The H.W. Wilson Co. and CIT Group Inc. He has been a Director of AXA Financial and AXA Equitable since March 1999.

Mr. Cohen joined our firm in 2004 and has been Executive Vice President and Chief Technology Officer since that time. In this role, he is responsible for technology strategy, application development, and infrastructure services throughout AllianceBernstein. Prior to joining AllianceBernstein, Mr. Cohen held executive IT positions at UBS, Goldman Sachs, Morgan Stanley and Fidelity Investments.

Mr. Cranch joined our firm in 2004 and has been Executive Vice President and General Counsel since that time. He became Corporate Secretary in May 2008. Prior to joining AllianceBernstein, Mr. Cranch was a partner of Clifford Chance, an international law firm. Mr. Cranch joined Clifford Chance in 2000 when Rogers & Wells, a New York law firm of which he was Managing Partner, merged with Clifford Chance.

Mr. Farrell joined our firm in 2003 and has been Senior Vice President and Controller since that time. He also serves as the Chief Financial Officer of SCB LLC. From 1994 through 2003, Mr. Farrell worked at Nomura Securities International, where he was a Managing Director and a member of the senior management committee. He also held various financial positions including Controller and Chief Financial Officer.

Ms. Fay, a CFA charter holder, joined our firm in 1990 as a research analyst, subsequently launching Canadian Value, Bernstein’s first single-market service focused outside the U.S.  An Executive Vice President of AllianceBernstein since 2003, she was named Head of Bernstein Value Equities in January 2009 to oversee the portfolio management and research activities relating to all value investment portfolios, while continuing to chair the Global Value Investment Policy Group as Chief Investment Officer-Global Value Equities.  From 2003 to 2008, Ms. Fay served as CIO-Global Value Equities, overseeing the portfolio management and research activities relating to cross-border and non-U.S. value investment portfolios. From 1999 to 2006, she was CIO-European and U.K. Value Equities, serving as Co-CIO from 2003 to 2006 after being named CIO-Global Value Equities in 2003.  Between 1997 and 1999, Ms. Fay was CIO-Canadian Value Equities. Prior to that, she had been a senior portfolio manager of International Value Equities since 1995.

Ms. Fedak, a CFA charter holder, joined our firm in 1984 as a senior portfolio manager and has been Vice Chair of Investment Services at AllianceBernstein since January 2009. She was an Executive Vice President from 2000 through 2008. Before becoming Vice Chair, Ms. Fedak served as Head of Global Value Equities. From 1993 through 2003, she was Chief Investment Officer for U.S. Value Equities. In 2003, she named a Co-CIO and in January 2009 she relinquished her role as Co-CIO, although she remains a member of our U.S. Equity investment policy group. Ms. Fedak is the President of Sanford C. Bernstein Fund, Inc. and a Director of SCB Inc.

Mr. Gingrich joined our firm in 1999 as a senior research analyst on the sell-side. He became an Executive Vice President of AllianceBernstein and the Chairman and Chief Executive Officer of SCB LLC in February 2007. Prior to becoming Chairman and CEO of SCB LLC, Mr. Gingrich served as Global Director of Research. Mr. Gingrich was elected a Senior Vice President of AllianceBernstein in 2002.

Mr. Gordon, a CFA charter holder, joined our firm in 1983 and currently serves as Director of Global Quantitative Research of AllianceBernstein, co-head of Alternative Investments, and Chief Investment Officer for the Global Diversified Funds. He was elected an Executive Vice President of AllianceBernstein in February 2004. Mr. Gordon previously served as Bernstein’s Head of Risk Management, Director of Product Development, and Director of Quantitative Research.

Mr. Hexner joined our firm in 1986 as a financial advisor. An Executive Vice President of AllianceBernstein since 2000, he is Head of Bernstein GWM and oversees the firm’s private client business worldwide. Mr. Hexner has been responsible for the firm’s private client business since 1996. He was named President of Bernstein Investment Research and Management, a unit of AllianceBernstein, in 2000, and Head of Bernstein GWM in 2006 in recognition of the global expansion of the private client business. Mr. Hexner is a Director of SCB Inc.

Mr. Joseph joined our firm in 1984 and held various financial positions until his election as Senior Vice President and Chief Financial Officer in 1994. Before joining AllianceBernstein, Mr. Joseph was a Senior Audit Manager with Price Waterhouse for 13 years.

Mr. Keith joined our firm in 1996, holding client-facing roles within Bernstein’s institutional investment management arm until 1998.  He currently serves as Executive Vice President of AllianceBernstein and Head of AllianceBernstein Investments, roles he has held since June 2008. He is also President of the U.S. Funds (except for the SCB Funds).  From December 2006 to June 2008, he served as executive managing director within AllianceBernstein Investments with responsibility for client service and sales. From May 2006 to November 2006, he served as executive managing director within Bernstein GWM and had responsibility for all aspects of the North American private client business. From October 2002 to May 2006, Mr. Keith occupied senior roles in Institutional Investments, first as head of U.S. client service and sales and then as head of global client service and sales. From late 1998 to September 2002, he was a managing director within the firm’s private client business.

Mr. Manley joined our firm in 1984 and currently serves as Senior Vice President, Deputy General Counsel and Chief Compliance Officer. Mr. Manley served as Acting General Counsel from July 2003 through July 2004 and has served as the firm’s Chief Compliance Officer since 1988. From February 1998 through June 2003, Mr. Manley was Senior Vice President and Assistant General Counsel. From February 1992 through February 1998, he was Vice President and Counsel.

Ms. Massad joined our firm in 2006 as Senior Vice President and Chief Talent Officer.  In February 2009, she was elected Executive Vice President and Chief Talent Officer – Talent Development and Human Resources.  Prior to joining our firm, Ms. Massad served as Chief Talent Officer and Chief Operating Officer at Marakon Associates, a strategy consulting firm from 2004 to 2006.  Before Marakon, Ms. Massad was a founding member of two start-ups:  Spencer Stuart Talent Network (in 2001) and EmployeeMatters, a human resources outsourcing firm (in 2000).  She spent the previous eight years at The Boston Consulting Group, where she became a senior manager on the consulting staff and leader of the firm’s recruiting, training and development programs.  While with The Boston Consulting Group, Ms. Massad was also an adjunct professor at New York University’s Leonard Stern School of Business.

Mr. Masters joined our firm in 1991 as a research analyst covering banks, insurance companies, and other financial firms. Since June 2008, he has served as Chief Investment Officer of ABDC, our firm’s team responsible for focusing on the needs of DC clients, including investment design and management.  In February 2009, Mr. Masters took on the additional roles of heading the AllianceBernstein Blend Strategies team and serving as Chief Investment Officer for Style Blend, roles he previously held from 2002 through May 2008. Mr. Masters was named Executive Vice President of AllianceBernstein in 2004 and Senior Vice President in 2000. Between 1994 and 2002, Mr. Masters was Chief Investment Officer of Emerging Markets Value Equities, a service he took the lead in designing.

Mr. Peebles joined our firm in 1987 and has been the Chief Investment Officer of AllianceBernstein Fixed Income since August 2008.  In this role, Mr. Peebles supervises all of the fixed income portfolio management and research teams globally. In addition, he is Chairman of our Interest Rates and Currencies Research Review team, our team responsible for setting interest-rate and currency policy for all fixed income portfolios, and he has been an Executive Vice President of AllianceBernstein since 2004. Mr. Peebles has held several leadership positions within the fixed income team, having served as Director of Global Fixed Income from 1997 to 2004 and Co-Chief Investment Officer of AllianceBernstein Fixed Income and Co-Chairman of the Fixed Income Investment Strategy Committee from 2004 to August 2008.

Mr. Phlegar joined our firm in 1993 and has been an Executive Vice President of AllianceBernstein since 2004. He leads the development and management of new specialized fixed income services and participates in the management of our All Asset Deep Value service, which he helped develop and launch. Mr. Phlegar previously served as Co-Chief Investment Officer of AllianceBernstein Fixed Income and Co-Chairman of the Fixed Income Investment Strategy Committee from 2004 to August 2008. In these prior roles, Mr. Phlegar oversaw the portfolio managers and research analysts responsible for Fixed Income AUM across AllianceBernstein’s three distribution channels, Institutional Investments, Retail, and Private Client, worldwide. He served as a Senior Vice President in U.S. Investment Grade Fixed Income from 1998 until 2004. Prior to joining AllianceBernstein, Mr. Phlegar managed high grade securities for regulated insurance entities at Equitable Capital Management Corporation, which AllianceBernstein acquired in 1993.

Mr. Reilly joined our firm in 1985 as a Vice President and quantitative and fundamental research analyst covering airlines and railroads, and is currently the U.S. Large Cap Growth team leader. He has been an Executive Vice President since 1999 and a portfolio manager with AllianceBernstein’s large cap growth team since 1988. Mr. Reilly was a Senior Vice President of AllianceBernstein from 1993 until 1999.

Ms. Shalett joined our firm in 1995 and has been Executive Vice President of AllianceBernstein since November 2002. In February 2007, she joined the management team of Alliance Growth Equities as the Global Research Director and was named Global Head of Growth Equities in January 2008. For the four years prior, Ms. Shalett was Chair and Chief Executive Officer of SCB LLC, the firm’s institutional research brokerage business. Previously, Ms. Shalett served as Director of Global Research for the sell-side and served as a senior research analyst covering capital goods and diversified industrials.

Mr. Steyn joined our firm in 1999, having been the founding co-Chief Executive Officer of Bernstein’s London office, and has been Executive Vice President and Global Head of Distribution since April 2007. In this role, the Heads of AllianceBernstein’s three distribution channels – Institutional Investments, Retail and Private Client – report to him. Prior to serving in this role, Mr. Steyn had been Executive Vice President and Head of Institutional Investments since November 2003.

Mr. Taggart joined our firm in February 2008 as Senior Vice President and Head of Global Operations.  Since January 2009, he has served as Executive Vice President and Head of Global Operations, which includes investment management operations, retail operations, fund administration and broker-dealer operations.  Prior to joining the firm, Mr. Taggart spent the majority of his career at Morgan Stanley (from 2004 to 2008 and 1990 to 1998), where he was responsible for a variety of operations functions including Transformation Services, Global Institutional Equity Operations, Morgan Stanley Trust Company Operations and Morgan Stanley Capital International.  From 2002 to 2004, he was a principal in two start-up firms in technology and business process outsourcing, and from 1998 to 2001 he was Senior Vice President, Global Business Architecture at JPMorgan Chase, Global Investment Services.  Mr. Taggart was a Vice President, Research Operations at Greenwich Associates from 1988 to 1990.

Mr. Tencza joined our firm in 1997 as Director of Consultant Relations for Institutions and has been Executive Vice President and Head of Institutional Investments since May 2007, overseeing AllianceBernstein’s institutional business worldwide. From May 2006 until assuming his most recent post, he was senior managing director and Head of Global Sales and Client Service. Previously, Mr. Tencza was Head of Institutional Global Business Development and Consultant Relations, after having served as product manager for Global Value Equities between 2000 and 2002.

Mr. Toub joined our firm in 1992 as a portfolio manager with the Disciplined Growth group. He has been an Executive Vice President of AllianceBernstein since 1999 and Head of Global/International Growth Equities since 1998. Mr. Toub became Chief Executive Officer of AllianceBernstein Limited, a London-based wholly-owned subsidiary of AllianceBernstein, in April 2005. He served as Director of Research—Global Growth Equities from 1998 through 2000.

Corporate Governance

Board of Directors

The Board holds regular quarterly meetings, generally in February, May, July or August, and November of each year, and holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit, Corporate Governance, and Compensation Committees, each of which is described in further detail below. Of the directors, only Mr. Carrel-Billiard attended fewer than 75% of the aggregate of all Board and committee meetings which he was entitled to attend in 2008.

Committees of the Board

The Executive Committee of the Board (“Executive Committee”) is composed of Ms. Slutsky and Messrs. Condron, Duverne, Kraus (Chair), Lieberman and Tobin. The Executive Committee exercises all of the powers and authority of the Board (with limited exceptions) when the Board is not in session, or when it is impractical to assemble the Board. The Executive Committee held four meetings in 2008.

The Corporate Governance Committee of the Board (“Governance Committee”) is composed of Mr. Condron, Ms. Hechinger, Mr. Kraus, and Ms. Slutsky (Chair). The Governance Committee assists the Board in (i) identifying and evaluating qualified individuals to become Board members; (ii) determining the composition of the Board and its committees; (iii) developing and monitoring a process to assess Board effectiveness; (iv) developing and implementing our corporate governance guidelines; and (v) reviewing our policies and programs that relate to matters of corporate responsibility of the General Partner and the Partnerships. The Governance Committee held two meetings in 2008.

The Audit Committee of the Board (“Audit Committee”) is composed of Messrs. Hicks, Smith and Tobin (Chair). The primary purposes of the Audit Committee are to: (i) assist the Board in its oversight of (1) the integrity of the financial statements of the Partnerships, (2) the Partnerships’ status and system of compliance with legal and regulatory requirements and business conduct, (3) the independent registered public accounting firm’s qualification and independence, and (4) the performance of the Partnerships’ internal audit function; and (ii) oversee the appointment, retention, compensation, evaluation, and termination of the Partnerships’ independent registered public accounting firm. Consistent with this function, the Audit Committee encourages continuous improvement of, and fosters adherence to, the Partnerships’ policies, procedures, and practices at all levels. With respect to these matters, the Audit Committee provides an open avenue of communication among the independent registered public accounting firm, senior management, the Internal Audit Department, and the Board. The Audit Committee held eight meetings in 2008.

The functions of each of the committees discussed above are more fully described in the respective committee’s charter, each of which is available on our Internet site (http://www.alliancebernstein.com).

The Compensation Committee of the Board (“Compensation Committee”) is composed of Mr. Condron (Chair), Mr. Kraus, Ms. Slutsky and Mr. Smith. For additional information about the Compensation Committee, see “Executive Compensation—Compensation Discussion & Analysis” in Item 11.

In 2003, the Board appointed a Special Committee, now consisting of Ms. Slutsky and Mr. Tobin (Chair), to oversee a number of matters relating to investigations by the NYAG, the SEC, and other regulators. The Special Committee remains responsible for overseeing the handling of a related unitholder derivative suit and the distribution of the Restitution Fund (for additional information, see “Business—Regulation” in Item 1). The members of the Special Committee do not receive any additional compensation for their service on the Special Committee, apart from the ordinary meeting fees described in “Executive Compensation—Director Compensation” in Item 11. The Special Committee did not meet during 2008.

Audit Committee Financial Experts

In January 2008 and January 2009, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Weston M. Hicks and Peter J. Tobin is an “audit committee financial expert” within the meaning of Item 401(h) of Regulation S-K. The Board so determined at its regular meeting in each of February 2008 and February 2009. The Board also determined at these meetings that each member of the Audit Committee (Messrs. Hicks, Smith and Tobin) is financially literate and possesses accounting or related financial management expertise, as contemplated by Section 303A.07(a) of the NYSE Listed Company Manual.

Independence of Certain Directors

In January 2008, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Ms. Hechinger, Mr. Hicks, Ms. Slutsky, Mr. Smith and Mr. Tobin is “independent” within the meaning of Section 303A.02 of the NYSE Listed Company Manual. The Board considered immaterial relationships of Ms. Hechinger (relating to her service as an executive officer of BoardSource concurrently with Ms. Slutsky serving as that company’s Chairperson), Mr. Hicks (relating to Alleghany Corporation being a client of SCB LLC and Mr. Hicks having been employed by Bernstein from 1991 to 1999) and Ms. Slutsky (relating to contributions that were previously made by AllianceBernstein to The New York Community Trust, of which she is President and Chief Executive Officer) and then determined, at its February 2008 regular meeting, that each of Ms. Hechinger, Mr. Hicks, Ms. Slutsky, Mr. Smith and Mr. Tobin is independent within the meaning of the relevant rules.

In January 2009, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Ms. Hechinger, Mr. Hicks, Ms. Slutsky, Mr. Smith and Mr. Tobin is “independent” within the meaning of Section 303A.02 of the NYSE Listed Company Manual. The Board considered immaterial relationships of Ms. Hechinger (relating to her service as an executive officer of BoardSource concurrently with Ms. Slutsky serving as that company’s Chairperson), Mr. Hicks (relating to Alleghany Corporation being a client of SCB LLC and Mr. Hicks having been employed by Bernstein from 1991 to 1999) and Ms. Slutsky (relating to contributions that used to be made by AllianceBernstein to The New York Community Trust, of which she is President and Chief Executive Officer) and then determined, at its February 2009 regular meeting, that each of Ms. Hechinger, Mr. Hicks, Ms. Slutsky, Mr. Smith and Mr. Tobin is independent within the meaning of the relevant rules.

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

The Corporate Governance Committee is responsible for considering any request for a waiver under the Code of Business Conduct and Ethics, the Item 406 Code, the AXA Group Compliance and Ethics Guide, and the AXA Financial Policy Statement on Ethics from any director or executive officer of the General Partner. Any such waiver that has been granted would be set forth in the “Corporate Governance” portion of our Internet site (http://www.alliancebernstein.com).

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

The 2008 Certification by our Chief Executive Officer under NYSE Listed Company Manual Section 303A.12(a) was submitted to the NYSE on March 24, 2008.

Certifications by our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been furnished as exhibits to this Form 10-K.

Holding Unitholders and AllianceBernstein Unitholders may request a copy of any committee charter, the Guidelines, the Code of Business Conduct and Ethics, and the Item 406 Code by contacting our Corporate Secretary (corporate.secretary@alliancebernstein.com). The charters and memberships of the Executive, Audit, Corporate Governance and Compensation Committees may be found in the “Corporate Governance” portion of our Internet site (http://www.alliancebernstein.com).

Management Committees

The Management Executive Committee is composed of Messrs. Cohen, Cranch, Gingrich, Gordon, Hexner, Keith, Kraus, Lieberman, Manley, Masters, Peebles, Phlegar, Reilly, Steyn, Taggart, Tencza and Toub, and Mses. Fay, Fedak, Massad and Shalett, who together are the group of key executives responsible for managing AllianceBernstein, enacting strategic initiatives, and allocating resources to our company’s various departments. Mr. Kraus serves ex-officio as Chairman of the Management Executive Committee. The Management Executive Committee meets on a regular basis and at such other times as circumstances warrant.

The Code of Ethics Oversight Committee (“Ethics Committee”), composed of each member of the Management Executive Committee and certain other senior executives, oversees all matters relating to issues arising under the AllianceBernstein Code of Business Conduct and Ethics. The Ethics Committee, which was created pursuant to the SEC Order (see “Business—Regulation” in Item 1), meets on a quarterly basis and at such other times as circumstances warrant. The Ethics Committee and its subcommittee, the Personal Trading Subcommittee, have oversight of personal trading by our employees.

The Internal Compliance Controls Committee (“Compliance Committee”), also composed of each member of the Management Executive Committee and certain other senior executives, reviews compliance issues throughout our company, endeavors to develop solutions to those issues as they may arise from time to time, and oversees implementation of those solutions. The Compliance Committee, which was created pursuant to the SEC Order (see “Business—Regulation” in Item 1), meets on a quarterly basis and at such other times as circumstances warrant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors of the General Partner and executive officers of the Partnerships, and persons who own more than 10% of the Holding Units or AllianceBernstein Units, to file with the SEC initial reports of ownership and reports of changes in ownership of Holding Units or AllianceBernstein Units. To the best of management’s knowledge, during 2008: (i) all Section 16(a) filing requirements relating to Holding were complied with; and (ii) all Section 16(a) filing requirements relating to AllianceBernstein were complied with. Our Section 16 filings can be found under “Investor & Media Relations” / “Reports & SEC Filings” on our Internet site (http://www.alliancebernstein.com).

Item 11.	Executive Compensation

Compensation Discussion and Analysis (“CD&A”)

Overview of Compensation Philosophy and Program

The intellectual capital of our employees is collectively the most important asset of our firm. We invest in people—we hire qualified people, train them, encourage them to give their best thinking to the firm and our clients, and compensate them in a manner designed to motivate and retain them. As a result, the costs of employee compensation and benefits are significant, comprising approximately 56% of our operating expenses and representing approximately 41% of our net revenues for 2008. These percentages are not unusual for companies in the financial services industry. The magnitude of this expense requires that it be monitored by management, and overseen by the Board, with the particular attention of the Compensation Committee.

We believe that the quality, skill, and dedication of our executive officers are critical to enhancing the long-term value of our company. Our key compensation goals are to attract and retain highly-qualified executive talent, provide rewards for the past year’s performance, provide incentives for future performance, and align our executives’ long-term interests with those of our clients and Unitholders. We believe that success in achieving good results for the firm, and for our Unitholders, flows from achieving investment success for our clients. Accordingly, our deferred incentive compensation program is designed to encourage our executives to allocate their annual awards on a notional basis to the investment products we offer to our clients, in addition to notional investments in Holding Units and, in certain cases (see below), investments in options to buy Holding Units.

We utilize a variety of compensation elements to achieve the goals described above, including base salary, annual cash bonuses, a deferred compensation plan (the Amended and Restated AllianceBernstein Partners Compensation Plan, “Partners Plan”), a defined contribution plan, and Holding Unit options, all of which are discussed in more detail below.

Although estimates are developed for budgeting and strategic planning purposes, we do not set firm-wide financial performance targets (such as net income per unit, market capitalization, operating margin or organic growth) and, therefore, management compensation is not correlated with meeting any such specific targets. Some of our salespeople have compensation incentives based on sales levels.

While our compensation philosophy has not changed, our compensation decisions in 2008 reflect the adverse impact that volatile market conditions throughout the year had on our firm’s financial and operating results.  Specifically, in 2008, our AUM, revenues, and earnings per unit were down 42.3%, 22.3% and 33.3%, respectively, as compared to 2007 totals (for additional information about our firm’s financial and operating results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7).  As a result, we have imposed a firm-wide salary freeze for 2009 and 2008 year-end cash bonuses and deferred compensation awards to senior management declined significantly compared to the prior year.  Incentive compensation paid in 2008 to our named executive officers (excluding Mr. Kraus, our Chief Executive Officer (“CEO”) since December 19, 2008 and Mr. Sanders, our former CEO, who retired on December 19, 2008) decreased 68%, as compared to 2007.

Overview of 2008 Incentive Compensation Program

Our 2008 incentive compensation, generally consisting of annual cash bonuses and deferred compensation awards, is intended to reward our officers for their performance and encourage them to remain with the firm. Annual cash bonuses generally reflect individual performance and the financial performance of the firm and provide a shorter-term incentive to remain through year-end because such bonuses are typically paid during the last week of the year. Deferred compensation awards provide future earnings potential and encourage longer-term retention because such awards vest over time and are subject to forfeiture; recipients are therefore encouraged to remain with the firm.

The aggregate amount of incentive compensation – that is, the amount available to pay annual cash bonuses and make deferred compensation awards to all employees (other than Mr. Sanders, our former CEO, and Mr. Kraus, our current CEO) – is determined on a discretionary basis and is primarily a function of our firm’s financial performance.  This amount is determined for any year in part guided by formulas, approved by the Compensation Committee, which take into account the firm’s annual consolidated operating income (excluding institutional research services) and its annual institutional research services revenues. The separate formulas used to calculate guidelines for awards of total cash bonuses and total deferred compensation awards available for all of our employees (except Messrs. Kraus and Sanders) for 2008 are set forth below (in thousands):

	Cash Bonus Amounts	Deferred Compensation Amounts	Total
Consolidated Operating Income	$887,564	$887,564
Add: total incentive compensation expense	351,730	351,730
Add: amortization of intangibles	20,716	20,716
Add: non-operating income	17,916	17,916
Operating Income Before Incentive Compensation	1,277,926	1,277,926
Less: brokerage operating income	175,893	175,893
Total asset management operating income	$1,102,033	$1,102,033
Calculated Cash @ 22.2% & Deferred @ 14.8%	$244,651	$163,101

Brokerage Business Revenues	$492,968	$492,968
Calculated Cash @ 16.56% & Deferred @ 6.44%	$81,636	$31,747

Total calculated incentive compensation available	$326,287	$194,848
Less: qualified plans contributions	32,500	—
Total incentive compensation available	$293,787	$194,848	$488,635
Total incentive compensation awarded to employees	$209,790	$210,857	$420,647

Because incentive compensation decisions are made prior to the end of the calendar year, the calculations used provide guidance for available amounts of cash bonuses and deferred compensation awards are based on estimates made by management of AllianceBernstein’s operating income and other items considered for the full year.  The amounts of the total incentive compensation available listed above were approved by the Compensation Committee on December 5, 2008.

These calculations are used by management as guidelines and together comprise only one of the several factors considered by management when determining appropriate levels of compensation (please see “Factors Considered when Determining Executive Officer Compensation” below for a discussion of the other factors).  Management, with the approval of the Compensation Committee, has the discretion to exceed these available guideline amounts if it determines that additional bonus compensation is appropriate.

In 2008, the calculations described above resulted in significantly lower guideline amounts than in 2007, and total incentive compensation in 2008 was lower than in the prior year, primarily due to the adverse impact that volatile global market conditions throughout 2008 had on our firm’s overall financial results and our resulting headcount reduction (for information about the headcount reduction,  see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7).  In 2008, management, with approval of the Compensation Committee, granted cash bonuses that, in the aggregate, were significantly less than the 2008 guideline amounts established for cash bonuses and granted deferred compensation awards that, in the aggregate, were slightly higher than the 2008 guideline amounts established for these awards.  Aggregate incentive compensation awards (i.e., total cash bonuses and deferred compensation awards) in 2008 were less than the established guideline amounts.

We have identified a select group of senior officers to whom we wish to provide additional financial incentives to remain with AllianceBernstein because executive management believes they constitute the next generation of firm leadership or because they have made exceptional individual contributions to the firm. Accordingly, in January 2007, the Compensation Committee approved the Special Option Program (“Special Option Program”). The Special Option Program permits selected senior officers to voluntarily allocate up to a specified portion of their annual deferred compensation award to options to buy Holding Units (“Allocated Award Options”); the firm matches this allocation on a two-for-one basis (“Match Options”). Members of the Management Executive Committee generally did not receive awards under the Special Option Program.

Options granted on January 26, 2007 pursuant to the Special Option Program represent the first Holding Unit options granted to employees as part of their year-end compensation packages since December 2002. Independent directors receive annual grants of Holding Unit options and Restricted Units (for additional information about these awards, see “Director Compensation” below).

The firm did not make awards under the Special Option Program in 2008 due to the decline in the firm’s overall financial results. However, previous recipients of Special Option Program awards and members of the Management Executive Committee were permitted to allocate up to 50% of their 2008 deferred compensation award under the Partners Plan to Holding Unit options or to receive Holding Unit options in lieu of up to 50% of their 2008 Partners Plan awards.

Overview of our Current Chief Executive Officer’s Compensation

On December 19, 2008, Peter S. Kraus, the General Partner, AllianceBernstein and Holding entered into an agreement (“Kraus Employment Agreement”) pursuant to which Mr. Kraus serves as Chairman of the Board of the General Partner and CEO of the General Partner, AllianceBernstein and Holding until January 2, 2014 (“Employment Term”) unless the Kraus Employment Agreement is terminated in accordance with its terms.

In connection with the commencement of Mr. Kraus’s employment, on December 19, 2008, he was granted 2,722,052 restricted Holding Units.  Subject to accelerated vesting clauses in the Kraus Employment Agreement (immediate vesting upon AXA ceasing to control the management of AllianceBernstein’s business or Holding ceasing to be publicly traded and certain qualifying terminations of employment, including termination of Mr. Kraus’s employment (i) by AllianceBernstein without cause, (ii) by Mr. Kraus for good reason (“good reason” generally means actions taken by AllianceBernstein resulting in a material negative change in Mr. Kraus’s employment relationship, including assignment to Mr. Kraus of duties materially inconsistent with his position or a requirement that Mr. Kraus report to an officer or employee of AllianceBernstein instead of reporting directly to the Board), and (iii) due to death or disability), Mr. Kraus’s restricted Holding Units will vest ratably on each of the first five anniversaries of December 19, 2008, commencing December 19, 2009, provided, with respect to each installment, Mr. Kraus continues to be employed by AllianceBernstein on the vesting date.  Mr. Kraus will be paid the cash distributions payable with respect to his unvested restricted Holding Units and a dollar amount equal to the cash distributions payable with respect to the number of any Holding Units that are withheld by AllianceBernstein to cover Mr. Kraus’s withholding tax obligations as the Holding Units vest.  These cash distributions will be paid at the time distributions are made to Holding Unitholders generally, provided that no payments to Mr. Kraus will be required with respect to any cash distribution with a record date following the earlier of (i) the termination of Mr. Kraus’s employment for any reason, and (ii) December 19, 2013.

Mr. Kraus will be paid an annual base salary of $275,000 and will be entitled to receive a 2009 cash bonus of $6 million.

During the Employment Term, AllianceBernstein has no commitment to pay any cash bonuses to Mr. Kraus beyond the $6 million in 2009 (with any additional bonuses being entirely in the discretion of the Board) or to make any additional equity based awards to him.  Consequently, for years after 2009 during the Employment Term, the totality of Mr. Kraus’s compensation (other than his fixed salary) will be dependent on the level of cash distributions on the restricted Holding Units granted to him and the evolution of the trading price of Holding Units, thereby directly aligning Mr. Kraus’s interests with those of other holders of Holding Units.

Mr. Kraus is also entitled to receive perquisites and benefits generally on the same terms as his predecessor.  However, unlike his predecessor, Mr. Kraus is entitled to full tax gross-ups by AllianceBernstein with respect to personal air travel on company aircraft, personal use of a company car and driver, any continued medical coverage due to termination by death or disability, and any payments for COBRA coverage due to termination of employment by AllianceBernstein without cause or by Mr. Kraus for good reason.

Factors Considered when Determining Executive Officer Compensation

Decisions about executive officer compensation are based primarily on our assessment of each executive’s leadership, operational performance, and potential to enhance investment returns and service for our clients, all of which contribute to long-term Unitholder value. We do not utilize quantitative formulas when determining each named executive officer’s compensation, but rather rely on our judgment about each executive’s performance and whether each particular payment or award provides an appropriate reward for the current year’s performance.  We begin this process by calculating the total incentive compensation amounts available for a particular year (as more fully explained above in “Overview of 2008 Incentive Compensation Program”). We then consider a number of key factors for each of the named executive officers (other than Mr. Sanders, our former CEO, who, pursuant to his retirement agreement, received a compensation award equivalent to approximately 1% of AllianceBernstein’s consolidated operating income before incentive compensation (the same amount specified in his employment agreement), and Mr. Kraus, our current CEO, whose compensation is described above in “Overview of our Current Chief Executive Officer’s Compensation”).  These factors include: total compensation paid to the named executive officer in the previous year; the increase or decrease in the current year’s total incentive compensation amounts available; the named executive officer’s performance compared to individual business and operational goals established at the beginning of the year; the nature, scope and level of responsibilities of the named executive officer; the contribution to our overall financial results; and the contribution of the executive’s business unit to the company’s fiduciary culture in which clients’ interests are paramount.

We also use data provided by McLagan Partners (“McLagan”) to benchmark the total compensation paid to each of our named executive officers. This process, which is conducted by the Chief Executive Officer and the President, results in specific incentive compensation recommendations by them to the Compensation Committee supported by the factors considered.  The Compensation Committee then makes the final incentive compensation decisions. The Compensation Committee did not analyze quantifiable goals relating to the firm’s business units in determining the cash bonus of each of the named executive officers (other than Mr. Sanders, whose compensation was determined as described in the preceding paragraph, and Mr. Kraus, whose compensation has not yet been part of our year-end process and is described above in “Overview of our Current Chief Executive Officer’s Compensation”).

Business and operational goals established for our former chief executive officer, our chief financial officer, and our other three most highly compensated executive officers (and, together with Mr. Kraus, the “named executive officers”) in 2008 are as follows:

•
Mr. Sanders’s business and operational goals for 2008 were established by the terms of the October 2006 employment agreement, as amended, between himself and our company (“Sanders Employment Agreement”).  The Sanders Employment Agreement provided that he was entitled to receive a deferred compensation award of not less than 1% of AllianceBernstein’s consolidated operating income before incentive compensation (as defined with respect to the calculations of the annual incentive compensation guideline amounts).  Thus, the only goal that was established to determine Mr. Sanders’s compensation was the goal of maximizing AllianceBernstein’s consolidated operating income for the year, a goal which is measured objectively.  Mr. Sanders retired as Chairman of the Board of the General Partner and CEO of the General Partner, AllianceBernstein and Holding effective December 19, 2008.  For information regarding Mr. Sanders’s retirement agreement and additional information regarding the Sanders Employment Agreement, see “Former CEO Arrangements” and “Other Information regarding Compensation of Named Executive Officers” below.

•
For Mr. Lieberman, the main elements of business and operational goals that were established to determine his incentive compensation included making additional progress towards achieving operational excellence, especially by ensuring our firm’s reduced workforce does not compromise intellectual rigor, client service or key initiatives, and by working closely with the CEOs of our firm’s global subsidiaries and the leadership of our firm’s Institutional Investments and Private Client distribution channels to further enhance corporate governance; people leadership, including support of our firm’s corporate culture and our employees’ morale through exceptionally difficult market conditions; supporting global client service, both to existing clients and prospects; and continuing to lower the risk of errors.

•
For Ms. Fedak, the main elements of her business and operational goals included: efforts to improve the alpha generating potential of our U.S. Value services, including enhancements for our U.S. Diversified Value services and reconfiguration of our U.S. Equity Investment Policy Group; leading our U.S. Value client service efforts; operational excellence, in particular by focusing on leadership of a new, firm-wide portfolio management group; continuing to drive our Global Equity buy-side trading to our best-in-class vision; and focusing, in her role as the head of our Talent Development efforts, on implementing managerial excellence practices so as to foster employee engagement.

•
For Ms. Fay, the main elements of her business and operational goals included achieving: investment leadership, by improving our quantitative and fundamental research inputs, further integrating the U.S. team into our global platform and overseeing the evolution of our currency management capabilities; people leadership, by focusing Bernstein Value’s senior team on the most critical tasks (e.g., portfolio risk control/management, research prioritization and dimensioning the return opportunities within the equity markets) and by leading the firm’s thinking on innovation in conjunction with the newly appointed product champions; client leadership, by engaging clients and consultants to share our insights and build confidence; and business leadership, by ensuring that the firm’s cost-cutting initiatives did not impair our ability to perform for clients or retain our most talented staff.

•
For Mr. Joseph, the main elements of his business and operational goals included achieving: people leadership, including establishment of a “center of excellence” culture throughout finance by setting goals and identifying a successor CFO; operational excellence, including performing a comprehensive risk assessment and remediation of all U.S. finance activities and further improving the system of internal control over financial reporting; working with information technology to complete a number of significant financial and control systems including a headcount reporting and control application, “purchase-through-payment” (a procurement work flow application), and client billing and sales force commissions applications in the Private Client distribution channel; implementation of enhanced financial forecasting and budgeting applications capabilities; and determining a deferred compensation funding / hedging strategy.

Consistent with the management approach taken by AllianceBernstein for its executive officers generally, the 2008 goals of our named executive officers (other than Mr. Sanders and Mr. Kraus, whose compensation has not yet been part of our 2008 year-end process and is described above in “Overview of our Current Chief Executive Officer’s Compensation”) did not include specific revenue or profit targets.  By their nature, the business and operational goals for each of these other named executive officers are difficult to measure quantitatively and thus management uses discretion to determine whether those goals and objectives have been met.  In the case of each of these four named executive officers, management determined that the main elements of the established business and operational goals had been met in 2008.

In addition to considering the extent to which our named executive officers met their business and operational goals, we consider each executive’s current salary, and prior-year cash bonus and deferred compensation awards, the appropriate balance between incentives for long-term and short-term performance, and the compensation paid to the executive’s peers within the company.  In general, we believe that key employees should be well-compensated, but that significant portions of compensation should be deferred and earned for service in future periods, which provides an incentive for key employees to remain with the firm.

Furthermore, in October of each year, McLagan provides us with comparative compensation benchmarking data, which summarizes compensation levels for the prior year at selected asset management companies comparable to ours.  This data provides ranges of compensation levels for executive positions at these companies similar to those held by our named executive officers, including salary, total cash compensation and total compensation.   The comparable companies are selected in order to provide appropriate comparables for the size and business mix of AllianceBernstein, the roles played by the named executive officers and, in the case of Messrs. Sanders and Lieberman, to reflect the fact that AllianceBernstein is a publicly-traded entity.

The McLagan data is another factor we use to determine executive compensation and to provide a basis for concluding that the compensation levels for our named executive officers are within the ranges of compensation paid by comparable companies in our industry.   Our Chief Executive Officer and President, and the Compensation Committee, retain discretion as to how to utilize the McLagan benchmarking data.  The data is not used in a formulaic or mechanical way to determine named executive officer compensation levels.   The Compensation Committee considered the McLagan data in concluding that the compensation levels paid in 2008 to our named executive officers were appropriate and reasonable.

In 2008, the McLagan data we used to benchmark the compensation of our named executive officers (excluding Mr. Kraus) was based on compensation comparisons from the following selected asset management companies:   Barclays Global Investors, BlackRock Financial Management, The Capital Group Companies, Deutsche Asset Management, Fidelity Investments, Franklin Templeton Investments, Goldman Sachs Asset Management, Legg Mason, MFS Investment Management, Morgan Stanley Investment Management, Oppenheimer Funds, PIMCO Advisors, T. Rowe Price Associates, The Vanguard Group and Wellington Management Company.  Total compensation paid to our named executive officers (excluding Mr. Kraus) fell within the ranges of total compensation paid to executives in similar positions by the companies included in the McLagan data. Additionally, the Board, when it reviewed and approved the Kraus Employment Agreement on December 19, 2008, considered McLagan data indicating that Mr. Kraus’s compensation arrangement was fully competitive and appropriate given our size, scope, and complexity and Mr. Kraus’s experience, credentials and proven track record.

Compensation Elements for Executive Officers

Below we describe the major elements of our executive compensation.

1. Base Salary. Base salaries make up a small portion of executive officers’ total compensation and are maintained at low levels relative to salaries of executives at peer firms; except for the CEO and amounts reflecting foreign exchange rates related to service in non-U.S. locations, no executive officers at the firm were paid a base salary greater than $200,000. Within the relatively narrow range of base salaries paid to executive officers, we consider individual experience, responsibilities and tenure with the firm. The salaries we paid during 2008 to our named executive officers are shown in column (c) of the Summary Compensation Table.

2. Cash Bonus. We pay annual cash bonuses in late December to reward individual performance for the year. These bonuses are based on management’s evaluation (subject to the Compensation Committee’s review and approval) of each executive’s performance during the year, and the performance of the executive’s business unit or function, compared to business and operational goals established at the beginning of the year, and in the context of the firm’s overall financial performance. The cash bonuses we awarded in 2008 to our named executive officers are shown in column (d) of the Summary Compensation Table.

3. Deferred Compensation. We grant annual deferred compensation awards in late December to supplement cash bonuses and to encourage retention of our executive officers.

The Partners Plan is an unfunded, non-qualified deferred compensation plan under which deferred awards may be granted to eligible employees. Since 2001, participants have been permitted to allocate their Partners Plan awards to a combination of notional investments in certain of our investment services offered to clients and notional investments in Holding Units. Since 2003, no more than 50% of an annual award may be allocated to Holding Units. As described above and in Section 4 below, we have created a Special Option Program which permits a select group of senior officers to allocate up to 50% of their Partners Plan award to options to buy Holding Units. The 2008 deferred compensation awards granted to our named executive officers are shown in column (i) of the Summary Compensation Table and column (c) of the Non-Qualified Deferred Compensation Table.

Deferred compensation is awarded as part of total incentive compensation based on a customized set of goals for each executive officer.  The relative level of cash bonus compared to deferred compensation is generally based on the total compensation level of the executive officer.  As a result, had Mr. Sanders not retired, all of his 2008 incentive compensation would have been paid in the form of a deferred award.  The relative amounts of cash bonus compared to deferred compensation awarded to Mr. Lieberman, Ms. Fedak, and Ms. Fay (who were all compensated in the aggregate at approximately the same level) were substantially lower than the level of cash bonus compared to deferred compensation paid to Mr. Joseph.

For deferred awards made during or before 2007, we typically purchased the investments that are notionally elected by plan participants and held these investments in a consolidated rabbi trust.  Effective January 1, 2009, investments we make in our investment services offered to clients are held in a custodial account, while we continue to hold investments in Holding Units in the rabbi trust.  These investments are subject to the general creditors of AllianceBernstein.

The value used for Holding Units to effect a participant’s allocation to Holding Units (excluding Holding Unit options) is the closing price as reported for NYSE composite transactions on a day shortly following the release of fourth quarter earnings. If the rabbi trust does not hold a sufficient number of Holding Units to fulfill the aggregate amount of participant allocations, Holding issues the needed amount of new Holding Units under an existing equity compensation plan, effective as of this same day.

Since 2001, vesting periods for Partners Plan awards have ranged from four years to immediate, depending on the age of the participant; all awards vest fully if a participant remains in our employ through December 1 in the year during which he or she turns 65. Withdrawals prior to vesting are not permitted.  Upon vesting, awards are distributed to participants unless the participant has, in advance, voluntarily elected to defer receipt to future periods. Quarterly cash distributions on unvested Holding Units for which a deferral election has not been made are paid currently to participants. Earnings credited on investment services are reinvested and distributed pro rata as awards vest.  Quarterly cash distributions on vested and unvested Holding Units for which a voluntary deferral election has been made, and earnings credited on investment services, are reinvested and distributed as elected by participants. These are shown as “earnings” in column (d) of the Non-Qualified Deferred Compensation Table.

4. Special Option Program. As discussed above, in January 2007 the Compensation Committee approved the Special Option Program, which provides for a select group of senior officers recommended by management and approved by the Compensation Committee to allocate a portion of their Partners Plan awards to options to buy Holding Units, and to receive a two-for-one match of such allocated amount.  Awards were not made under the Special Option Program in 2008.  However, previous recipients of Special Option Program awards and members of the Management Executive Committee, were permitted to allocate up to 50% of their 2008 deferred compensation award under the Partners Plan to Holding Unit options or to receive Holding Unit options in lieu of all or a portion of their 2008 Partners Plan awards.

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

5. Defined Contribution Plan. Employees of AllianceBernstein L.P. are eligible to participate in the Profit Sharing Plan for Employees of AllianceBernstein L.P. (as amended and restated as of January 1, 2008, “Profit Sharing Plan”), a tax-qualified retirement plan. The Compensation Committee determines the amount of company contributions (both the level of annual matching by the firm of an employee’s pre-tax salary deferral contributions and the annual company profit sharing contribution). For 2008, we matched employee deferral contributions on a one-to-one basis up to five percent of eligible compensation; profit sharing contributions were an additional three percent of eligible compensation.  Company contributions to the Profit Sharing Plan on behalf of the named executive officers are shown in column (i) of the Summary Compensation Table.

6. CEO Arrangements.  See “Overview of our Current Chief Executive Officer’s Compensation” in this Item 11.

7. Former CEO Arrangements. On December 19, 2008, Lewis A. Sanders, former Chairman of the Board of the General Partner and Chief Executive Officer of the General Partner, AllianceBernstein and Holding, announced his retirement.  Mr. Sanders resigned from these positions as of December 19, 2008 and as an employee of AllianceBernstein as of December 31, 2008.

Mr. Sanders and AllianceBernstein entered into an agreement setting forth the terms of Mr. Sanders’s retirement (“Sanders Retirement Agreement”).  Mr. Sanders will receive, in connection with his retirement and in recognition of 40 years of service to AllianceBernstein and one of its legacy firms (Bernstein), and as provided in Section 6(a) of the Sanders Employment Agreement, a payment of $12,750,000, together with all unvested deferred compensation awards previously made to him. Mr. Sanders will also receive, until December 31, 2011, a number of continuing benefits from AllianceBernstein as described in the Sanders Retirement Agreement.

Prior to his retirement, Mr. Sanders, our former chief executive officer, was compensated in accordance with the Sanders Employment Agreement, described below under “Other Information regarding Compensation of Named Executive Officers”. The terms of the Sanders Employment Agreement reflected the policy and decision of the Compensation Committee that all of Mr. Sanders’s compensation, other than his base salary and perquisites, should be deferred and that the amount of his deferred compensation should be directly related to AllianceBernstein’s “consolidated operating income before incentive compensation” for the applicable calendar year.  Accordingly, the Sanders Employment Agreement was amended in 2007 to require that half of his unvested deferred compensation balance be allocated to Holding Units and that half of his future awards be allocated to Holding Units.  In each case, it was agreed that the other half must be allocated to investment services offered to clients by AllianceBernstein. For additional information regarding the Sanders Employment Agreement, see “Other Information regarding Compensation of Named Executive Officers” below.

 (For a description of consolidated operating income before incentive compensation, see “Overview of 2008 Incentive Compensation Program” in this Item 11.)

Compensation Committee

The Compensation Committee consists of Mr. Condron, Mr. Kraus, Ms. Slutsky and Mr. Smith. As discussed elsewhere (see “Directors, Executive Officers and Corporate Governance—NYSE Governance Matters” in Item 10), because it is a limited partnership, Holding is exempt from NYSE rules that require public companies to have a compensation committee made up solely of independent directors. AXA owns, indirectly, an approximate 65.1% economic interest in AllianceBernstein (as of February 2, 2009), and compensation expense is a significant component of our financial results. For these reasons, Mr. Condron, President and Chief Executive Officer of AXA Financial, serves as chairman of the Compensation Committee and any action taken by the Compensation Committee requires the affirmative vote or consent of an executive officer of one or more of our parent companies.  (Presently, Mr. Condron is the only member of the Compensation Committee who is also an executive officer of one or more of our parent companies.)

The Compensation Committee has general oversight of compensation and compensation-related matters, including, but not limited to: (i) determining cash bonuses; (ii) determining contributions and awards under incentive plans or other compensation arrangements (whether qualified or non-qualified) for employees of AllianceBernstein and its subsidiaries, and amending or terminating such plans or arrangements or any welfare benefit plan or arrangement or making recommendations to the Board with respect to adopting any new incentive compensation plan, including equity-based plans; (iii) reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating his performance in light of those goals and objectives, and determining and approving his compensation level based on this evaluation (our Chief Executive Officer recuses himself from voting on his own compensation); and (iv) reviewing the CD&A, and recommending to the Board its inclusion in the Partnerships’ Forms 10-K. In December 2007, the Compensation Committee delegated responsibility for managing AllianceBernstein’s non-qualified plans to the Omnibus Committee for Non-Qualified Plans (“Omnibus Committee”), consisting of five members who are senior officers of AllianceBernstein. The Compensation Committee held four meetings in 2008.  The Omnibus Committee held two meetings in 2008.

The Compensation Committee’s year-end process has generally focused on the cash bonus and deferred awards granted to senior management, including awards to Mr. Sanders under the Sanders Employment Agreement. Mr. Sanders played an active role in the work of the Compensation Committee, and we anticipate Mr. Kraus playing a similarly active role. Our Chief Executive Officer and Mr. Lieberman, working with other members of senior management, provide recommendations for individual employee awards to the Compensation Committee for their consideration.

In 2008, Compensation Committee members engaged in a number of discussions (including a Special Meeting of the Compensation Committee on October 16, 2008) with Messrs. Sanders and Lieberman regarding the appropriate levels of incentive compensation to be awarded to employees, taking into consideration the effect of deteriorating market conditions and asset outflows on the firm’s assets under management, earnings and unit price. The resulting compensation recommendations were then reviewed by the full Board at a Special Meeting convened for that purpose.

The Compensation Committee held its regularly-scheduled meeting regarding year-end compensation on December 5, 2008, at which it discussed Messrs. Sanders’s and Lieberman’s final recommendations and information from McLagan concerning expected levels of 2008 incentive compensation versus 2007 compensation levels at several firms comparable to AllianceBernstein. The Compensation Committee then approved Messrs. Sanders’s and Lieberman’s final recommendations, which were revised to reflect comments from members of the Compensation Committee and the Board. As noted above in this Item 11, management retains McLagan to assist in providing industry benchmarking data to the Compensation Committee. The Compensation Committee has not retained its own consultants.

The Compensation Committee’s functions are more fully described in the committee’s charter, which is available online at our Internet site (http://www.alliancebernstein.com).

Other Compensation-Related Matters

AllianceBernstein and Holding are, respectively, private and public limited partnerships, and are subject to taxes other than federal and state corporate income tax. (See “Business—Taxes” in Item 1.) Accordingly, Section 162(m) of the Code, which limits tax deductions relating to executive compensation otherwise available to entities taxed as corporations, is not applicable to either AllianceBernstein or Holding.

We have amended our qualified and non-qualified plans to the extent necessary to comply with the requirements of Section 409A of the Code.

All compensation awards that involve the issuance of Holding Units are made under the 1997 Long Term Incentive Plan, as amended and restated November 28, 2007 (“1997 Plan”), which Holding Unitholders initially approved in 1997. Holding Unitholders approved amendments to the 1997 Plan (increasing the number of Holding Units that may be issued thereunder, and extending its life) in 2000. No more than 41 million Holding Units may be awarded under the 1997 Plan through July 26, 2010. As of December 31, 2008, 22,646,342 Holding Units were available for future awards under the 1997 Plan.

Compensation Committee Interlocks and Insider Participation

Mr. Condron is the Chairman of the Board, President and Chief Executive Officer of AXA Equitable, the sole stockholder of the General Partner. As of December 31, 2008, AXA Equitable and its affiliates owned an aggregate 62.4% economic interest in AllianceBernstein. Mr. Kraus is Chief Executive Officer of the General Partner, and, accordingly, also serves in that capacity for AllianceBernstein and Holding. No executive officer of AllianceBernstein served as a member of a compensation committee or a director of another entity, an executive officer of which served as a member of AllianceBernstein’s Compensation Committee or Board.

Compensation Committee Report

The members of the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth above and, based on such review and discussion, recommended its inclusion in this Form 10-K.

Christopher M. Condron (Chair)	Peter S. Kraus
Lorie A. Slutsky	A.W. (Pete) Smith, Jr.

Summary Compensation Table

The following table summarizes the total compensation of our named executive officers as of the end of 2008, 2007 and 2006:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Peter S. Kraus(1)(2)	2008	—	—	—	—	—	—	—	—
Chairman and Chief Executive Officer
Lewis A. Sanders(1) Chairman and Chief Executive Officer	2008 2007 2006	275,002 275,002 275,002	— — —	— — —	— — —	— — —	— — —	13,278,571 21,893,098 19,501,985	13,553,573 22,168,100 19,776,987
Gerald M. Lieberman President and Chief Operating Officer	2008 2007 2006	200,000 200,000 200,000	1,000,000 4,050,000 4,050,000	— — —	— 42,908 61,192	— — —	— — —	2,867,920 7,568,795 6,224,070	4,067,920 11,861,703 10,535,262
Marilyn G. Fedak Vice Chair of Investment Services	2008 2007 2006	170,000 160,000 140,769	1,000,000 4,000,000 4,000,000	— — —	— — —	— — —	— — —	2,361,356 7,356,000 6,123,707	3,531,356 11,516,000 10,264,476
Sharon E. Fay Executive Vice President	2008 2007 2006	170,000 160,000 150,000	1,000,000 3,900,000 3,900,000	— — —	— — —	— — —	— — —	2,581,523 8,370,008 7,284,717	3,751,523 12,430,008 11,334,717
Robert H. Joseph, Jr. Senior Vice President and Chief Financial Officer	2008 2007 2006	195,000 185,000 175,000	400,000 1,050,000 1,050,000	— — —	— 16,091 22,947	— — —	63,612 18,664 31,041	692,285 1,088,406 868,726	1,350,897 2,358,161 2,147,714

(1)
Mr. Sanders served as Chief Executive Officer of the General Partner, AllianceBernstein and Holding through December 19, 2008.  Mr. Kraus succeeded Mr. Sanders in this capacity effective December 19, 2008 and received no compensation in 2008.

(2)
 Mr. Kraus did not receive any compensation in 2008. His compensation structure is set forth in his Employment Agreement, the terms of which are described above in “Overview of Current Chief Executive Officer’s Compensation” and described below in “Grant of Plan-based Awards” and “Other Information regarding Compensation of Named Executive Officers”.

Each named executive officer received a base salary for 2008, 2007 and 2006 and, except for Messrs. Kraus and Sanders, an annual cash bonus at year-end. These amounts are reflected in columns (c) and (d), respectively. For information about how salary and bonus relate to total compensation, see “Compensation Elements for Executive Officers” in this Item 11.

The level of Mr. Lieberman’s compensation reflects his role as the President and Chief Operating Officer of our firm.   In this role, he is responsible for the operations of the firm and their impact on its profitability.  Mr. Lieberman’s compensation reflects this high-level contribution and the broad responsibilities of his position.

Ms. Fedak and Ms. Fay are jointly responsible for AllianceBernstein’s value equity investment services.  Their level of compensation reflects the fact that, during 2008, value equity investment services accounted for a disproportionately large percentage of AllianceBernstein’s consolidated operating income.  This reflects the relative amount of our assets under management invested in value equity services, the rate of growth in those services and the relative profitability of those services to the firm.

Mr. Joseph’s compensation reflects his role as the Chief Financial Officer of AllianceBernstein and the contribution he makes in ensuring that our business and operations are adequately funded and accurately reflected in our financial records and reports and that adequate internal controls over financial reporting are in place and operating effectively.

Column (f) reflects AllianceBernstein’s amortization expense in respect of the vesting of prior years’ option grants based on the value of those grants on the grant date. For additional information, see Note 16 to AllianceBernstein’s consolidated financial statements in Item 8.

Column (h) reflects the change in pension value for Mr. Joseph, the only named executive officer who participates in the Amended and Restated Retirement Plan for Employees of AllianceBernstein L.P. (“Retirement Plan”).  Benefits under the Retirement Plan ceased accruing as of December 31, 2008.  For additional information about the Retirement Plan, see Note 14 to AllianceBernstein’s consolidated financial statements in Item 8.

Column (i) reflects awards under the Partners Plan, Mr. Sanders’s deferred awards under the Sanders Employment Agreement and the Sanders Retirement Agreement, and other items. We report Partners Plan awards and Mr. Sanders’s award under column (i) because of their nature. They are designed to provide incentives to recipients, but they cannot be categorized as having been granted under an “incentive plan” under relevant SEC rules because there are no specific performance measures that must be met before a participant may receive his or her award. Also, as noted above, any allocation of awards by recipients to equity of the firm is voluntary; we do not unilaterally make awards of Holding Units to the named executive officers. In addition, awards under the Partners Plan are not accounted for under SFAS No. 123-R.

During 2008, we owned fractional interests in two aircraft with an aggregate operating cost of $3,753,743 (including $1,245,243 in maintenance fees, $1,849,713 in usage fees and $658,787 of amortization based on the original cost of our fractional interests, less estimated residual value).  The unamortized value of the fractional interests as of December 31, 2008 was $6,952,808.

Our interests in aircraft facilitate business travel of members of our management executive committee. In 2008, we permitted our former Chief Executive Officer, our President and our Vice Chair of Investment Services to use the aircraft for personal travel. Overall, personal travel constituted approximately 27.2% of our actual use of the aircraft in 2008.

Our methodology for determining the reported value of personal use of aircraft includes fees paid to the managers of the aircraft (fees take into account the aircraft type and weight, number of miles flown, flight time, number of passengers, and a variable fee), but excludes our fixed costs (amortization of original cost less estimated residual value and monthly maintenance fees). We included such amounts in column (i).

We use the Standard Industry Fare Level (“SIFL”) methodology to calculate the amount to include in the taxable income of executives for the personal use of company-owned aircraft. Using this methodology, which was approved by our Compensation Committee, limits our ability to deduct the full cost of personal use of company-owned aircraft by our executive officers. Taxable income for the twelve months ended October 31, 2008 for personal use imputed to Mr. Sanders is $41,760, to Mr. Lieberman is $22,642 and to Ms. Fedak is $2,294. Ms. Fay and Mr. Joseph did not make personal use of company-owned aircraft during those 12 months, so no income was imputed to them.

Column (i) also includes the aggregate incremental cost to our company of certain other expenses and perquisites, including leased cars, drivers, contributions to the Profit Sharing Plan, life insurance premiums, disability pay, non-U.S. living expenses, tax equalization payments, business club dues and parking, as applicable.

For 2008, column (i) includes:

for Mr. Sanders, $12,750,000 representing the contractual payment due per the Sanders Retirement Agreement, $328,860 for personal use of aircraft, $180,123 for personal use of a car (including lease costs ($25,725), driver compensation ($113,161) and other car-related costs ($41,237) such as parking, gas, tolls, and repairs and maintenance), an $18,400 contribution to the Profit Sharing Plan and $1,188 of life insurance premiums.

for Mr. Lieberman, $2,600,000 for his 2008 Partners Plan award, $100,099 for personal use of aircraft, $151,821 for personal use of a car (including lease costs ($30,721), driver compensation ($95,795) and other car-related costs ($25,305) such as parking, gas, tolls, and repairs and maintenance) and a $16,000 contribution to the Profit Sharing Plan.

for Ms. Fedak, $2,330,000 for her 2008 Partners Plan award, $17,756 for personal use of aircraft and a $13,600 contribution to the Profit Sharing Plan.

for Ms. Fay, $2,330,000 for her 2008 Partners Plan award, a $13,600 contribution to the Profit Sharing Plan, $5,500 for tax preparation and $216 of life insurance premiums. Column (i) for Ms. Fay also includes payments and reimbursements under AllianceBernstein’s expatriate assignment policy (“Expatriate Policy”), which applies to all employees on a temporary overseas assignment and is designed to eliminate any financial gain or loss to the employee from his or her assignment. Payments and reimbursements for 2008 to Ms. Fay include tax equalization of approximately $232,207.

for Mr. Joseph, $650,000 for his 2008 Partners Plan award, $12,618 for personal use of a car (including lease costs ($6,000) and other car-related costs ($6,618) such as parking, gas, tolls, and repairs and maintenance), $6,741 in business club dues, a $15,600 contribution to the Profit Sharing Plan and $7,326 of life insurance premiums.

Grants of Plan-based Awards in 2008

The following table describes each grant of an award made to a named executive officer during 2008 under the 1997 Plan, an equity compensation plan:

		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Peter S. Kraus (1)	12.19.08	—	—	—	—	—	—	2,722,052	—	—	$52,263,398
Lewis A. Sanders	—	—	—	—	—	—	—	—	—	—	—
Gerald M. Lieberman	—	—	—	—	—	—	—	—	—	—	—
Marilyn G. Fedak	—	—	—	—	—	—	—	—	—	—	—
Sharon E. Fay	—	—	—	—	—	—	—	—	—	—	—
Robert H. Joseph, Jr.	—	—	—	—	—	—	—	—	—	—	—

(1)
In connection with the commencement of Mr. Kraus’s employment, on December 19, 2008, he was granted 2,722,052 restricted Holding Units. Subject to accelerated vesting clauses in the Kraus Employment Agreement (immediate vesting upon AXA ceasing to control the management of AllianceBernstein’s business or Holding ceasing to be publicly traded and certain qualifying terminations of employment, including termination of Mr. Kraus’s employment (i) by AllianceBernstein without cause, (ii) by Mr. Kraus for good reason (“good reason” generally means actions taken by AllianceBernstein resulting in a material negative change in Mr. Kraus’s employment relationship, including assignment to Mr. Kraus of duties materially inconsistent with his position or a requirement that Mr. Kraus report to an officer or employee of AllianceBernstein instead of reporting directly to the Board), and (iii) due to death or disability), Mr. Kraus’s restricted Holding Units will vest ratably on each of the first five anniversaries of December 19, 2008, commencing December 19, 2009, provided, with respect to each installment, Mr. Kraus continues to be employed by AllianceBernstein on the vesting date.  Aside from Mr. Kraus’s continued employment, there are no conditions that must be satisfied for Mr. Kraus’s restricted Holding Units to vest.  For additional information, see “Overview of our Current Chief Executive Officer’s Compensation” above and “Other Information regarding Compensation of Named Executive Officers” below in this Item 11.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table describes any outstanding equity awards as of December 31, 2008 of our named executive officers, if any:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Peter S. Kraus	—	—	—	—	—	2,722,052	56,591,461	—	—
Lewis A. Sanders	—	—	—	—	—	—	—	—	—
Gerald M. Lieberman	40,000	—	—	33.18	12/06/12	—	—	—	—
	40,000	—	—	50.25	12/07/11	—	—	—	—
Marilyn G. Fedak	—	—	—	—	—	—	—	—	—
Sharon E. Fay	—	—	—	—	—	—	—	—	—
Robert H. Joseph, Jr.	15,000	—	—	33.18	12/06/12	—	—	—	—
	15,000	—	—	50.25	12/07/11	—	—	—	—
	15,000	—	—	53.75	12/11/10	—	—	—	—
	50,000	—	—	48.50	06/20/10	—	—	—	—
	15,000	—	—	30.25	12/06/09	—	—	—	—

Of the named executive officers, only Mr. Kraus has been awarded Holding Units and only Messrs. Lieberman and Joseph have been granted options to buy Holding Units.

Option Exercises and Stock Vested in 2008

None of our named executive officers exercised options or had portions of Holding Unit awards vest during 2008. Accordingly, we have omitted the table.

Pension Benefits for 2008

The following table describes the accumulated benefit under our company pension plan belonging to each of our named executive officers as of December 31, 2008, if any:

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)

Peter S. Kraus	n/a	—	—	—
Lewis A. Sanders	n/a	—	—	—
Gerald M. Lieberman	n/a	—	—	—
Marilyn G. Fedak	n/a	—	—	—
Sharon E. Fay	n/a	—	—	—
Robert H. Joseph, Jr.	Retirement Plan	24	490,142	—

Of the named executive officers, only Mr. Joseph participates in the Retirement Plan. The Board has determined that no new benefits shall be accrued under the Retirement Plan, effective as of the close of business on December 31, 2008.

The Retirement Plan is a qualified, noncontributory, defined benefit retirement plan covering current and former employees who were employed in the United States prior to October 2, 2000. Each participant’s benefits are determined under a formula which takes into account years of credited service through December 31, 2008, the participant’s average compensation over prescribed periods and Social Security covered compensation. The maximum annual benefit payable under the Retirement Plan may not exceed the lesser of $100,000 or 100% of a participant’s average aggregate compensation for the three consecutive years in which he or she received the highest aggregate compensation from us or such lower limit as may be imposed by the Code on certain participants by reason of their coverage under another qualified retirement plan we maintain. A participant is fully vested after the completion of five years of service. The Retirement Plan generally provides for payments to, or on behalf of, each vested employee upon such employee’s retirement at the normal retirement age provided under the plan or later, although provision is made for payment of early retirement benefits on an actuarially reduced basis. Normal retirement age under the plan is 65. Death benefits are payable to the surviving spouse of an employee who dies with a vested benefit under the Retirement Plan. For additional information regarding interest rates and actuarial assumptions, see Note 14 to AllianceBernstein’s consolidated financial statements in Item 8.

Non-Qualified Deferred Compensation for 2008

The following table describes our named executive officers’ non-qualified deferred compensation contributions, earnings and distributions during 2008 and their non-qualified deferred compensation plan balances as of December 31, 2008:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)

Peter S. Kraus	—	—	—	—	—
Lewis A. Sanders	—	—	(19,041,629)	(18,900,720)	6,191,559
Gerald M. Lieberman	—
Partners Plan	—	2,600,000	(7,337,717)	(4,769,864)	7,122,670
SCB Deferred Plan	—	—	92,556	(1,625,658)	3,330,517
Total	—	2,600,000	(7,245,161)	(6,395,522)	10,453,187
Marilyn G. Fedak	—	2,330,000	(13,916,457)	—	17,751,603
Sharon E. Fay	—	2,330,000	(4,294,902)	(3,822,901)	8,591,119
Robert H. Joseph, Jr.	—	650,000	(4,622,265)	(814,455)	4,228,795

For Mr. Sanders, the amounts shown reflect his awards under the Sanders Retirement Agreement and the Sanders Employment Agreement. For Mr. Lieberman, the amounts shown reflect the aggregate of his interest in both the SCB Deferred Compensation Award Plan (“SCB Deferred Plan”), under which awards were last permitted to be made in 2003, and the Partners Plan. For Ms. Fedak, Ms. Fay and Mr. Joseph, amounts shown reflect their respective interests in the Partners Plan. For additional information about the SCB Deferred Plan, the Partners Plan, the Sanders Retirement Agreement and the Sanders Employment Agreement, see Note 15 to AllianceBernstein’s consolidated financial statements in Item 8. Amounts in column (c) are also included in column (i) of the Summary Compensation Table. For individuals with notional investments in Holding Units, amounts of distributions on such Holding Units are reflected as earnings in column (d) and, to the extent distributed to the named executive officer, reflected as distributions in column (e). Column (f) includes the value of all notional investments as of the close of business on December 31, 2008. As of that date, Mr. Sanders notionally held 66,024 Holding Units relating to awards under the Sanders Retirement Agreement, Mr. Lieberman notionally held 41,357 Holding Units in the Partners Plan, Ms. Fay notionally held 8,443 Holding Units in the Partners Plan and Mr. Joseph notionally held 59,661 Holding Units in the Partners Plan. For Mr. Sanders, the amount shown in column (f) includes $4,115,577 paid to him in February 2009 and approximately $2,075,982 that will be paid to him within 30 days of June 30, 2009 (the value of the latter payment will depend on the market value of Mr. Sanders’s investments on June 30, 2009).

Other Information regarding Compensation of Named Executive Officers

In connection with the commencement of Mr. Kraus’s employment, on December 19, 2008, he was granted 2,722,052 restricted Holding Units. The Kraus Employment Agreement stipulates that the unvested portion of Mr. Kraus’s restricted Holding Units shall immediately vest upon a change in control of the company (as “change in control” is defined in the Kraus Employment Agreement).  During Mr. Kraus’s Employment Term, AllianceBernstein has no commitment to pay any cash bonuses to Mr. Kraus beyond the $6 million in 2009 (with any additional bonuses being entirely in the discretion of the Board) or to make any additional equity based awards to him.  Consequently, for years after 2009 during the Employment Term, the totality of Mr. Kraus’s compensation (other than his fixed salary) will be dependent on the level of cash distributions on the restricted Holding Units granted to him and the evolution of the trading price of Holding Units, thereby directly aligning Mr. Kraus’s interests with those of other holders of Holding Units. For additional information about Mr. Kraus’s compensation, see “Overview of our Current Chief Executive Officer’s Compensation” in this Item 11.

There are no other amounts payable to the named executive officers upon a change in control of the company.

On October 26, 2006, Lewis A. Sanders and AllianceBernstein entered into the Sanders Employment Agreement, pursuant to which Mr. Sanders was to serve as Chairman of the General Partner and Chief Executive Officer of the General Partner, AllianceBernstein and Holding through December 31, 2011 (“Sanders Employment Term”), but the Sanders Employment Agreement was terminated in accordance with its terms when Mr. Sanders retired on December 19, 2008. Mr. Sanders was paid a minimum base salary of $275,000 per year during the Sanders Employment Term and, for calendar year 2006 and each subsequent calendar year during the Sanders Employment Term, was entitled to receive a deferred compensation award of not less than one percent (1%) of AllianceBernstein’s consolidated operating income before incentive compensation (as defined with respect to the calculation of the aggregate amount of incentive compensation) for such calendar year. Under the Sanders Employment Agreement, Mr. Sanders’s deferred compensation was paid to him as the deferred compensation vests and he was not entitled to make any withdrawals prior to vesting.  Mr. Sanders was entitled to perquisites on the same terms as other senior executives through the Sanders Employment Term, including personal use of aircraft and a car and driver (generally, our President is the only other officer entitled to personal use of aircraft and a car and driver). The terms of the Sanders Employment Agreement reflected the policy and decision of the Compensation Committee that all of Mr. Sanders’s compensation, other than his $275,000 base salary and perquisites, should be deferred and that the amount of his deferred compensation should be directly related to AllianceBernstein’s “consolidated operating income before incentive compensation” for the applicable calendar year.  The deferral of such awards, and the notional investments available for such awards, were designed to serve the same retention incentive as the deferral of Partners Plan awards.

Mr. Sanders is entitled to receive payments upon termination of his employment pursuant to the Sanders Retirement Agreement. He is entitled to (i) his annual base salary for 2008, (ii) the deferred compensation award described above ($12,750,000) calculated as of his retirement date as an employee of the General Partner, Holding and AllianceBernstein (December 31, 2008), (iii) all unvested deferred compensation awards (approximately $2,075,982) and (iv) health and welfare benefits for Mr. Sanders, his spouse and his dependents through December 31, 2011. Compensation under (ii) and (iii) will result in a payment to Mr. Sanders of approximately $14.8 million within 30 days of June 30, 2009.

Director Compensation in 2008

The following table describes how we compensated our independent directors during 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Deborah S. Hechinger	53,500	30,000	30,000	—	—	—	113,500
Weston M. Hicks	59,500	30,000	30,000	—	—	—	119,500
Lorie A. Slutsky	71,500	30,000	30,000	—	—	—	131,500
A.W. (Pete) Smith, Jr.	68,500	30,000	30,000	—	—	—	128,500
Peter J. Tobin	88,000	30,000	30,000	—	—	—	148,000

(1)      As of December 31, 2008, our independent directors had outstanding Holding Unit awards in the following amounts:  Ms. Hechinger owned 808 Holding Units, Mr. Hicks owed 1,270 Holding Units, Ms. Slutsky owned 1,931 Holding Units, Mr. Smith owned 1,270 Holding Units and Mr. Tobin owned 1,931 Holding Units.
(2)       As of December 31, 2008, our independent directors had outstanding option awards in the following amounts: Ms. Hechinger owned options to buy 4,721 Holding Units, Mr. Hicks owned options to buy 7,149 Holding Units, Ms. Slutsky owned options to buy 36,300 Holding Units, Mr. Smith owned options to buy 7,149 Holding Units and Mr. Tobin owned options to buy 51,550 Holding Units.

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

On May 13, 2008, at a regularly scheduled meeting of the Board, 467 restricted Holding Units and options to buy 2,765 Holding Units at $64.24 per Unit were granted to each of Ms. Hechinger, Mr. Hicks, Ms. Slutsky, Mr. Smith, and Mr. Tobin. Such grants have generally been made at the May meeting of the Board. The date of the meeting was set at a Board meeting in 2007. The exercise price of the options was the closing price on the NYSE on the grant date. For information about how the Black-Scholes value was calculated, see Note 16 to AllianceBernstein’s consolidated financial statements in Item 8. Options granted to independent directors vest ratably over three years. Restricted Holding Units granted to independent directors vest after three years. In order to avoid any perception that our directors’ independence might be impaired, these options and restricted Holding Units are not forfeitable. Vesting of options continues following a director’s resignation from the Board. Restricted Holding Units vest and are distributed as soon as administratively feasible following an independent director’s resignation from the Board.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the Holding Units to be issued pursuant to our equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information(1)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,685,808	$66.11	22,646,342
Equity compensation plans not approved by security holders	—	—	—

Total	6,685,808	$66.11	22,646,342

(1)
The figures in this table do not include cash awards under certain of AllianceBernstein’s deferred compensation plans pursuant to which employees (including those employees who qualify as “named executive officers”; see Item 11) may choose to notionally invest a portion of such awards in Holding Units. AllianceBernstein satisfies its obligations under these plans by purchasing Holding Units or issuing new Holding Units under the Amended and Restated 1997 Long Term Incentive Plan, as amended through November 28, 2007 (“1997 Plan”). For additional information concerning our deferred compensation plans, see Note 15  to AllianceBernstein’s consolidated financial statements in Item 8.

There are no AllianceBernstein Units to be issued pursuant to an equity compensation plan.

For information about our equity compensation plans (1993 Unit Option Plan, 1997 Plan, Century Club Plan), see Note 16 to AllianceBernstein’s consolidated financial statements in Item 8.

Principal Security Holders

As of February 2, 2009, we had no information that any person beneficially owned more than 5% of the outstanding Holding Units.

As of February 2, 2009, we had no information that any person beneficially owned more than 5% of the outstanding AllianceBernstein Units except AXA and certain of its wholly-owned subsidiaries as reported on Schedule 13D/A and Forms 4 filed with the SEC on January 8, 2009 pursuant to the Exchange Act.

The table below and the notes following it have been prepared in reliance upon such filings for the nature of ownership and an explanation of overlapping ownership.

Name and Address of Beneficial Owner		Amount and Nature of Beneficial Ownership Reported on Schedule	Percent of Class
AXA(1)(2)(3)(4)(5)(6)	25 avenue Matignon 75008 Paris, France	170,121,745	64.1%

(1)
Based on information provided by AXA Financial, on December 31, 2008, AXA and certain of its subsidiaries beneficially owned all of AXA Financial’s outstanding common stock. For insurance regulatory purposes the shares of common stock of AXA Financial beneficially owned by AXA and its subsidiaries have been deposited into a voting trust (“Voting Trust”), the term of which has been extended until May 12, 2012. The trustees of the Voting Trust (the “Voting Trustees”) are Henri de Castries, Denis Duverne and Christopher M. Condron, each of whom serves on the Management Board of AXA. The Voting Trustees have agreed to exercise their voting rights to protect the legitimate economic interests of AXA, but with a view to ensuring that certain minority shareholders of AXA do not exercise control over AXA Financial or certain of its insurance subsidiaries.

(2)
Based on information provided by AXA, as of December 31, 2008, 14.29% of the issued ordinary shares (representing 23.29% of the voting power) of AXA were owned directly and indirectly by two French mutual insurance companies (the “Mutuelles AXA”).

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

(4)
By reason of their relationships, AXA, the Voting Trustees, the Mutuelles AXA, AXA America Holdings, Inc. (a wholly-owned subsidiary of AXA), AXA Financial, AXA Equitable, AXA Financial (Bermuda) Ltd. (a wholly-owned subsidiary of AXA Financial), ACMC Inc. (a wholly-owned subsidiary of AXA Financial), MONY Life Insurance Company (a wholly-owned subsidiary of AXA Financial) and MONY Life Insurance Company of America (a wholly-owned subsidiary of MONY Life Insurance Company) may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of the 170,121,745 AllianceBernstein Units.

(5)
In connection with the Bernstein Transaction, SCB Inc., AllianceBernstein and AXA Financial entered into a purchase agreement under which SCB Inc. had the right to sell or assign up to 2,800,000 AllianceBernstein Units issued in connection with the Bernstein Transaction at any time. SCB Inc. had the right to sell (“Put”) to AXA Financial (or its designee) up to 8,160,000 AllianceBernstein Units issued in connection with the Bernstein Transaction each year less any AllianceBernstein Units SCB Inc. may have otherwise sold or assigned that year. Generally, SCB Inc. could have exercised its Put rights only once per year and SCB Inc. could not have delivered an exercise notice regarding its Put rights until at least nine months after it delivered its immediately preceding exercise notice. On each of November 25, 2002, March 5, 2004, December 21, 2004, February 23, 2007 and January 6, 2009, AXA America Holdings, AXA Financial or certain of AXA Financial’s wholly-owned subsidiaries purchased 8,160,000 AllianceBernstein Units from SCB Partners Inc., a wholly-owned subsidiary of SCB Inc., pursuant to exercises of the Put rights by SCB Inc.  SCB does not have any Put rights remaining after its sale on January 6, 2009.  The Put rights would have expired on October 2, 2010.

(6)	The beneficial ownership figures in the table reflect the January 6, 2009 sale.

As of February 2, 2009, Holding was the record owner of 91,910,013, or 34.6%, of the issued and outstanding AllianceBernstein Units.

Management

The following table sets forth, as of February 2, 2009, the beneficial ownership of Holding Units by each director and named executive officer of the General Partner and by all directors and executive officers as a group:

Name of Beneficial Owner	Number of Holding Units and Nature of Beneficial Ownership	Percent of Class
Peter S. Kraus(1)(2)	2,722,052	3.0%
Lewis A. Sanders(3)	66,024	*
Dominique Carrel-Billiard(1)	—	*
Henri de Castries(1)	2,000	*
Christopher M. Condron(1)	30,000	*
Denis Duverne(1)	2,000	*
Richard S. Dziadzio(1)	—	*
Deborah S. Hechinger(4)	1,460	*
Weston M. Hicks(5)	8,540	*
Nick Lane(1)	—	*
Gerald M. Lieberman(1)(6)	218,744	*
Lorie A. Slutsky(1)(7)	32,762	*
A.W. (Pete) Smith, Jr.(8)	5,059	*
Peter J. Tobin(1)(9)	46,602	*
Marilyn G. Fedak(1)	—	*
Sharon E. Fay(1)(10)	28,003	*
Robert H. Joseph, Jr.(1)(11)	210,282	*
All directors and executive officers of the General Partner as a group (34 persons)(12)(13)	5,471,959	6.0%

*	Number of Holding Units listed represents less than 1% of the Units outstanding.
(1)
Excludes Holding Units beneficially owned by AXA and its subsidiaries. Ms. Slutsky and Messrs. Kraus, Carrel-Billiard, de Castries, Condron, Duverne, Dziadzio, Lane, Lieberman, and Tobin are directors and/or officers of AXA, AXA Financial, and/or AXA Equitable. Mses. Fedak and Fay, and Messrs. Kraus, Lieberman and Joseph, are directors and/or officers of the General Partner.

(2)
In connection with the commencement of Mr. Kraus’s employment, on December 19, 2008, he was granted 2,722,052 restricted Holding Units. Subject to accelerated vesting clauses in the Kraus Employment Agreement (e.g., immediate vesting upon AXA ceasing to control the management of AllianceBernstein’s business or Holding ceasing to be publicly traded and certain qualifying terminations of employment), Mr. Kraus’s restricted Holding Units will vest ratably on each of the first five anniversaries of December 19, 2008, commencing December 19, 2009, provided, with respect to each installment, Mr. Kraus continues to be employed by AllianceBernstein on the vesting date.

(3)	Mr. Sanders retired as Chairman of the Board of the General Partner and CEO of the General Partner, AllianceBernstein and Holding on December 19, 2008.
(4)	Includes 652 Holding Units Ms. Hechinger can acquire within 60 under the 1997 Plan.
(5)	Includes 2,270 Holding Units Mr. Hicks can acquire within 60 days under the 1997 Plan.
(6)	Includes 80,000 Holding Units Mr. Lieberman can acquire within 60 days under the 1997 Plan.
(7)	Includes 29,421 Holding Units Ms. Slutsky can acquire within 60 days under the 1997 Plan.
(8)	Includes 2,270 Holding Units Mr. Smith can acquire within 60 days under the 1997 Plan.
(9)	Includes 44,671 Holding Units Mr. Tobin can acquire within 60 days under the 1997 Plan.
(10)	Includes 8,444 Holding Units to which Ms. Fay has allocated portions of previous awards under deferred compensation plans.
(11)
Includes 110,000 Holding Units Mr. Joseph can acquire within 60 days under AllianceBernstein option plans and 69,192 Holding Units to which he has allocated portions of previous awards under deferred compensation plans.

(12)	Includes 635,864 Holding Units the directors and executive officers as a group can acquire within 60 days under AllianceBernstein option plans.
(13)	Includes 3,224,443 Holding Units to which executive officers as a group have allocated their awards under deferred compensation plans.

As of February 2, 2009, our directors and executive officers did not beneficially own any AllianceBernstein Units.

The following table sets forth, as of February 2, 2009, the beneficial ownership of the common stock of AXA by each director and named executive officer of the General Partner and by all directors and executive officers as a group:

AXA Common Stock(1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class
Peter S. Kraus	—	*
Lewis A. Sanders(2)	—	*
Dominique Carrel-Billiard(3)	75,032	*
Henri de Castries(4)	6,482,448	*
Christopher M. Condron(5)	3,107,653	*
Denis Duverne(6)	2,210,303	*
Richard S. Dziadzio(7)	183,536	*
Deborah S. Hechinger	—	*
Weston M. Hicks	—	*
Nick Lane(8)	3,490	*
Gerald M. Lieberman	—	*
Lorie A. Slutsky(9)	1,196	*
A.W. (Pete) Smith, Jr.	—	*
Peter J. Tobin(10)	17,774	*
Marilyn G. Fedak	—	*
Sharon E. Fay	—	*
Robert H. Joseph, Jr.	—	*
All directors and executive officers of the General Partner as a group (34 persons)(11)	12,081,432	*

*	Number of shares listed represents less than 1% of the outstanding AXA common stock.
(1)	Holdings of AXA American Depositary Shares (“ADS”) are expressed as their equivalent in AXA common stock. Each AXA ADS represents the right to receive one AXA ordinary share.
(2)	Mr. Sanders retired as Chairman of the Board of the General Partner and CEO of the General Partner, AllianceBernstein and Holding on December 19, 2008.
(3)	Includes 56,500 shares Mr. Carrel-Billiard can acquire within 60 days under option plans.
(4)
Includes 4,980,866 shares Mr. de Castries can acquire within 60 days under option plans. Also includes 84,000 unvested AXA performance shares, which are paid out when vested based on the price of AXA at that time.

(5)
Includes 880,497 shares and 1,507,909 ADSs Mr. Condron can acquire within 60 days under option plans. Also includes 149,482 unvested performance units, which are paid out when vested based on the price of ADSs at that time; payout will be 70% in cash and 30% in ADSs.

(6)
Includes 1,450,392 shares Mr. Duverne can acquire within 60 days under option plans.  Also includes 99,183 unvested AXA performance shares, which are paid out when vested based on the price of AXA at that time.

(7)
Includes 157,618 shares Mr. Dziadzio can acquire within 60 days under option plans. Also includes 19,029 unvested performance units, which are paid out when vested based on the price of ADSs at that time; payout will be 70% in cash and 30% in ADSs.

(8)	Includes 3,021 ADSs Mr. Lane can acquire within 60 days under options plans.
(9)	Includes 294 ADSs Ms. Slutsky can acquire within 60 days under option plans.
(10)	Includes 4,420 ADSs Mr. Tobin can acquire within 60 days under option plans.
(11)	Includes 7,525,873 shares and 1,515,644 ADSs the directors and executive officers as a group can acquire within 60 days under option plans.

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

Section 17-403(b) of the Delaware Revised Uniform Limited Partnership Act (“Delaware Act”) states in substance that, except as provided in the Delaware Act or the applicable partnership agreement, a general partner of a limited partnership has the liabilities of a general partner in a general partnership governed by the Delaware Uniform Partnership Law (as in effect on July 11, 1999) to the partnership and to the other partners. Accordingly, while under Delaware law a general partner of a limited partnership is liable as a fiduciary to the other partners, those fiduciary obligations may be altered by the terms of the applicable partnership agreement. The AllianceBernstein Partnership Agreement and Holding Partnership Agreement both set forth limitations on the duties and liabilities of the General Partner. Each partnership agreement provides that the General Partner is not liable for monetary damages for errors in judgment or for breach of fiduciary duty (including breach of any duty of care or loyalty) unless it is established (the person asserting such liability having the burden of proof) that the General Partner’s action or failure to act involved an act or omission undertaken with deliberate intent to cause injury, with reckless disregard for the best interests of the Partnerships or with actual bad faith on the part of the General Partner, or constituted actual fraud. Whenever the AllianceBernstein Partnership Agreement and the Holding Partnership Agreement provide that the General Partner is permitted or required to make a decision (i) in its “discretion” or under a grant of similar authority or latitude, the General Partner is entitled to consider only such interests and factors as it desires and has no duty or obligation to consider any interest of or other factors affecting the Partnerships or any Unitholder of AllianceBernstein or Holding or (ii) in its “good faith” or under another express standard, the General Partner will act under that express standard and will not be subject to any other or different standard imposed by the AllianceBernstein Partnership Agreement and the Holding Partnership Agreement or applicable law or in equity or otherwise. The partnership agreements further provide that to the extent that, at law or in equity, the General Partner has duties (including fiduciary duties) and liabilities relating thereto to either Partnership or any partner, the General Partner acting under the AllianceBernstein Partnership Agreement or the Holding Partnership Agreement, as applicable, will not be liable to the Partnerships or any partner for its good faith reliance on the provisions of the partnership agreement.

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

The AllianceBernstein Partnership Agreement and the Holding Partnership Agreement also allow transactions between AllianceBernstein and Holding and the General Partner or its affiliates if the transactions are on terms determined by the General Partner to be comparable to (or more favorable to AllianceBernstein or Holding than) those that would prevail with an unaffiliated party. The partnership agreements provide that those transactions are deemed to meet that standard if such transactions are approved by a majority of those directors of the General Partner who are not directors, officers or employees of any affiliate of the General Partner (other than AllianceBernstein and its subsidiaries or Holding) or, if in the reasonable and good faith judgment of the General Partner, the transactions are on terms substantially comparable to (or more favorable to AllianceBernstein or Holding than) those that would prevail in a transaction with an unaffiliated party.

The AllianceBernstein Partnership Agreement and the Holding Partnership Agreement expressly permit all affiliates of the General Partner (including AXA Equitable and its other subsidiaries) to compete, directly or indirectly, with AllianceBernstein and Holding, to engage in any business or other activity and to exploit any opportunity, including those that may be available to AllianceBernstein and Holding. AXA, AXA Financial, AXA Equitable and certain of their subsidiaries currently compete with AllianceBernstein. (See “Business—Competition” in Item 1.) The partnership agreements further provide that, except to the extent that a decision or action by the General Partner is taken with the specific intent of providing an improper benefit to an affiliate of the General Partner to the detriment of AllianceBernstein or Holding, there is no liability or obligation with respect to, and no challenge of, decisions or actions of the General Partner that would otherwise be subject to claims or other challenges as improperly benefiting affiliates of the General Partner to the detriment of the Partnerships or otherwise involving any conflict of interest or breach of a duty of loyalty or similar fiduciary obligation.

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

Policies and Procedures Regarding Transactions with Related Persons

Each of the Holding Partnership Agreement and the AllianceBernstein Partnership Agreement expressly permits AXA and its affiliates, which includes AXA Equitable and its affiliates (collectively, “AXA Affiliates”), to provide services to AllianceBernstein and Holding if the terms of the transaction are approved by the General Partner in good faith as being comparable to (or more favorable to each such partnership than) those that would prevail in a transaction with an unaffiliated party. This requirement is conclusively presumed to be satisfied as to any transaction or arrangement that (x) in the reasonable and good faith judgment of the General Partner, meets that unaffiliated party standard, or (y) has been approved by a majority of those directors of the General Partner who are not also directors, officers or employees of an Affiliate of the General Partner.

In practice, our management pricing committees review investment advisory agreements with AXA Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with AXA Affiliates are submitted to the Audit Committee for their review and approval; the unanimous consent of the Audit Committee constitutes the consent of three of five independent directors on the Board. We are not aware of any transaction during 2008 between our company and any related person with respect to which these procedures were not followed.

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

The following tables summarize transactions between AllianceBernstein and related persons during 2008. The first table summarizes services we provide to related persons, and the second table summarizes services our related persons provide to us:

Parties(1)	General Description of Relationship(2)	Amounts Received or Accrued for in 2008
EQAT, AXA Enterprise Trust and AXA Premier VIP Trust	We serve as sub-adviser to these open-end mutual funds, each of which is sponsored by a subsidiary of AXA Financial.	$63,567,000
AXA Asia Pacific(2)(3)		$45,814,000
AXA Equitable(3)
We provide investment management services and ancillary accounting, valuation, reporting, treasury and other services to the general and separate accounts of AXA Equitable and its insurance company subsidiaries.
		$32,463,000 (of which $547,417 relates to the ancillary services)
AXA Group Life Insurance(2)(3)		$10,361,000
MONY Life Insurance Company and its subsidiaries(3)(4)	We provide investment management services and ancillary accounting services.	$8,963,000 (of which $150,000 relates to the ancillary services)
AXA Sun Life(2)(3)		$5,885,000
AXA U.K. Group Pension Scheme(2)		$2,549,000
AXA France(2)(3)		$2,326,000
AXA Winterthur(2)(3)		$2,267,000
AXA Rosenberg Investment Management Asia Pacific(2)(3)		$2,138,000
AXA (Canada)(2)(3)		$1,614,000
AXA Corporate Solutions(2)(3)		$1,024,000
AXA Germany(2)(3)		$890,000
AXA Bermuda(2)(3)		$494,000
AXA Belgium(2)(3)		$419,000
AXA Foundation, Inc., a subsidiary of AXA Financial(2)		$222,000
AXA Reinsurance Company(2)(3)		$176,000
AXA Investment Managers Limited(2)(3)		$164,000
AXA General Insurance Hong Kong Ltd.(2)(3)		$153,000
Other AXA subsidiaries(2)		$122,000

(1)	AllianceBernstein is a party to each transaction.
(2)	We provide investment management services unless otherwise indicated.
(3)	This entity is a subsidiary of AXA. AXA is an indirect parent of AllianceBernstein.
(4)	Subsidiaries include MONY Life Insurance Company of America and U.S. Financial Life Insurance Company.

Parties(1)(2)	General Description of Relationship	Amounts Paid or Accrued for in 2008
AXA Advisors	AXA Advisors distributes certain of our Retail Products and provides Private Client referrals.	$9,408,000
AXA Equitable	AXA Equitable provides certain data processing services and related functions.	$4,055,000
AXA Business Services	AXA Business Services provides data processing services and support for certain investment operations functions.	$3,654,000
AXA Equitable	We are covered by various insurance policies maintained by AXA Equitable.	$3,126,000
AXA Technology Services India Pvt. Ltd.	AXA Technology Services India Pvt. Ltd. provides certain data processing services and functions.	$1,755,000
GIE Informatique AXA (“GIE”)	GIE provides cooperative technology development and procurement services to us and to various other subsidiaries of AXA.	$1,053,000
AXA Advisors	AXA Advisors sells shares of our mutual funds under Distribution Services and Educational Support agreements.	$703,000
AXA Group Solutions Pvt. Ltd.	AXA Group Solution Pvt. Ltd provides maintenance and development support for applications.	$200,000

(1)	AllianceBernstein is a party to each transaction.
(2)	Each entity is a subsidiary of AXA. AXA is an indirect parent of AllianceBernstein.

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

On February 1, 2001, AllianceBernstein and AXA Asia Pacific entered into a Subscription and Shareholders Agreement under which they established two investment management companies in Australia and New Zealand named AllianceBernstein Australia Limited and AllianceBernstein New Zealand Limited, respectively. AXA Asia Pacific and AllianceBernstein each own fifty percent (50%) of the equity of each company and have equal representation on the boards. These companies currently manage approximately $28.4 billion in client assets, and earned approximately $68.3 million in management fees in 2008 (of which $19.6 million is included in the table above).

 AXA Advisors was our fourth largest distributor of U.S. Funds in 2008, for which we paid AXA Advisors sales concessions on sales of approximately $703 million. Various subsidiaries of AXA distribute certain of our Non-U.S. Funds, for which such entities received aggregate distribution payments of approximately $364,000 in 2008.

AXA Equitable and its affiliates are not obligated to provide funds to us, except for ACMC Inc.’s and the General Partner’s obligation to fund certain of our deferred compensation and employee benefit plan obligations. ACMC Inc. and the General Partner are obligated, subject to certain limitations, to make capital contributions to AllianceBernstein in an amount equal to the payments AllianceBernstein is required to make as deferred compensation under the employment agreements entered into in connection with AXA Equitable’s 1985 acquisition of Donaldson, Lufkin and Jenrette Securities Corporation (since November 2000, a part of Credit Suisse Group) as well as obligations of AllianceBernstein to various employees and their beneficiaries under AllianceBernstein’s Capital Accumulation Plan. In 2008, ACMC Inc. made capital contributions to AllianceBernstein in the amount of approximately $4.9 million in respect of these obligations. ACMC Inc.’s obligations to make these contributions are guaranteed by Equitable Holdings, LLC (a wholly-owned subsidiary of AXA Equitable), subject to certain limitations. All tax deductions with respect to these obligations, to the extent funded by ACMC Inc., the General Partner or Equitable Holdings, LLC, will be allocated to ACMC Inc. or the General Partner.

Arrangements with Immediate Family Members of Related Persons

Two of our executive officers, one of whom is also a director, have immediate family members whom we employ. We established the compensation and benefits of each such family member in accordance with our employment and compensation practices applicable to employees with equivalent qualifications and responsibilities who hold similar positions. These employees are three of our 4,997 employees.

Gerald M. Lieberman’s daughter, Andrea L. Feldman, is employed in Institutional Investment Services and received 2008 compensation of $140,762 (salary, bonus and contribution to the Profit Sharing Plan). Mr. Lieberman’s son-in-law, Jonathan H. Feldman, Ms. Feldman’s spouse, is employed in Retail Services and received 2008 compensation of $251,286 (salary, bonus, deferred compensation, contribution to the Profit Sharing Plan and life insurance premiums). Gerald M. Lieberman is Director of the General Partner and the President and Chief Operating Officer of the General Partner, AllianceBernstein and Holding.

James G. Reilly’s brother, Michael J. Reilly, is a U.S. Large Cap Growth portfolio manager and received 2008 compensation of $1,640,703 (salary, bonus, deferred compensation, options amortization, contribution to the Profit Sharing Plan and life insurance premiums). James G. Reilly is an Executive Vice President of the General Partner, AllianceBernstein and Holding, and he is our U.S. Large Cap Growth team leader.

Director Independence

See “Corporate Governance—Independence of Certain Directors” in Item 10.

Item 14.	Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of AllianceBernstein’s and Holding’s annual financial statements for 2008 and 2007, respectively, and fees for other services rendered by PwC ($ in thousands):

	2008	2007
Audit Fees(1)	$7,490	$7,212
Audit Related Fees(2)	2,408	2,530
Tax Fees(3)	2,376	2,003
All Other Fees(4)	5	27
Total	$12,279	$11,772

(1)	Includes $105,000 paid for audit services to Holding in each of 2008 and 2007.
(2)	Audit related fees consist principally of fees for audits of financial statements of certain employee benefit plans, internal control reviews and accounting consultation.
(3)	Tax fees consist of fees for tax consultation and tax compliance services.
(4)	All other fees in 2008 and 2007 consisted of miscellaneous non-audit services.

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

Financial Statement Schedule.

Attached to this Form 10-K is a schedule describing Valuation and Qualifying Account-Allowance for Doubtful Accounts for the three years ended December 31, 2008, 2007 and 2006. PwC’s report regarding the schedule is also attached.

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

3.07	Certificate of Amendment to the Certificate of Incorporation of AllianceBernstein Corporation (incorporated by reference to Exhibit 99.08 to Form 8-K, as filed February 24, 2006).

3.08	AllianceBernstein Corporation By-Laws with amendments through February 24, 2006 (incorporated by reference to Exhibit 99.09 to Form 8-K, as filed February 24, 2006).

10.01	Amendment and Restatement of the Profit Sharing Plan for Employees of AllianceBernstein L.P., as of January 1, 2008.

10.02	Amendment and Restatement of the Retirement Plan for Employees of AllianceBernstein L.P., as of January 1, 2008.

10.03	Amended and Restated AllianceBernstein Partners Compensation Plan, as amended and restated January 23, 2009.

10.04	Amended and Restated AllianceBernstein L.P. Financial Advisor Wealth Accumulation Plan, as amended and restated December 5, 2008.

10.05	Amended and Restated AllianceBernstein Commission Substitution Plan, as amended and restated December 5, 2008.

10.06	Form of Award Agreement under the Amended and Restated AllianceBernstein Partners Compensation Plan.

10.07	Form of Award Agreement under the Special Option Program.

10.08	Form of Award Agreement under the AllianceBernstein L.P. Financial Advisor Wealth Accumulation Plan.

10.09	Summary of AllianceBernstein L.P.’s Lease at 1345 Avenue of the Americas, New York, New York 10105.

10.10	Guidelines for Transfer of AllianceBernstein L.P. Units and AllianceBernstein L.P. Policy Regarding Partners’ Requests for Consent to Transfer of Limited Partnership Interests to Third Parties.

10.11
Amended and Restated Commercial Paper Dealer Agreement, dated as of February 10, 2009, among Banc of America Securities LLC, Merrill Lynch Money Markets Inc., Deutsche Bank Securities Inc. and AllianceBernstein L.P.

10.12
Employment Agreement among Peter S. Kraus, AllianceBernstein Corporation, AllianceBernstein Holding L.P. and AllianceBernstein L.P., dated as of December 19, 2008 (incorporated by reference to Exhibit 99.02 to Form 8-K, as filed December 24, 2008).

10.13	Retirement Agreement between Lewis A. Sanders and AllianceBernstein L.P. dated as of December 19, 2008 (incorporated by reference to Exhibit 99.01 to Form 8-K, as filed December 24, 2008).

10.14
Revolving Credit Agreement dated as of January 25, 2008 among Sanford C. Bernstein & Co., LLC, as Borrower, AllianceBernstein L.P., as U.S. Guarantor, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc., as Arranger, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Co-Syndication Agents, HSBC Bank USA, National Association, as Documentation Agent, and the financial institutions whose names appear on the signature pages as “Banks” (incorporated by reference to Exhibit 10.08 to Form 10-K for the fiscal year ended December 31, 2007, as filed February 25, 2008).

Exhibit	Description
10.15
Amended and Restated 1997 Long Term Incentive Plan, as amended through November 28, 2007 (incorporated by reference to Exhibit 10.02 to Form 10-K for the fiscal year ended December 31, 2007, as filed February 25, 2008).

10.16	Amended and Restated AllianceBernstein Century Club Plan (incorporated by reference to Exhibit 10.04 to Form 10-K for the fiscal year ended December 31, 2007, as filed February 25, 2008).

10.17
Uncommitted Line of Credit Agreement dated as of January 23, 2008 between AllianceBernstein L.P. and Citibank, N.A. (incorporated by reference to Exhibit 10.09 to Form 10-K for the fiscal year ended December 31, 2007, as filed February 25, 2008).

10.18
Supplement dated November 2, 2007 to the Revolving Credit Facility (incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 2007, as filed February 25, 2008). (See Exhibit 10.22.)

10.19	Amendment to Letter Agreement entered into by Lewis A. Sanders and AllianceBernstein L.P. on December 17, 2007 (incorporated by reference to Exhibit 99.01 to Form 8-K, as filed December 20, 2007).

10.20	Letter Agreement entered into by Lewis A. Sanders and AllianceBernstein L.P. on October 26, 2006 (incorporated by reference to Exhibit 99.31 to Form 8-K, as filed October 31, 2006).

10.21
Amended and Restated Issuing and Paying Agency Agreement, dated as of May 3, 2006 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2006, as filed May 8, 2006).

10.22
Revolving Credit Facility dated as of February 17, 2006 among AllianceBernstein L.P., as Borrower, Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Arranger, Citibank N.A. and The Bank of New York, as Co-Syndication Agents, Deutsche Bank Securities Inc. and JPMorgan Chase Bank, N.A., as Co-Documentation Agents, and The Various Financial Institutions Whose Names Appear on the Signature Pages as “Banks” (incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 2005, as filed February 24, 2006).

10.23
Investment Advisory and Management Agreement for MONY Life Insurance Company (incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 2004, as filed March 15, 2005).

10.24
Investment Advisory and Management Agreement for the General Account of AXA Equitable Life Insurance Company (incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 2004, as filed March 15, 2005).

10.25
Alliance Capital Management L.P. Partners Plan of Repurchase adopted as of February 20, 2003 (incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2002, as filed March 27, 2003).

10.26
Services Agreement dated as of April 22, 2001 between Alliance Capital Management L.P. and AXA Equitable Life Insurance Company (incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 2001, as filed March 28, 2002).

10.27
Registration Rights Agreement dated as of October 2, 2000 by and among Alliance Capital Management L.P., SCB Inc. and SCB Partners Inc. (incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2000, as filed April 2, 2001).

10.28
Purchase Agreement dated as of June 20, 2000 by and among Alliance Capital Management L.P., AXA Financial, Inc. and SCB Inc. (incorporated by reference to Exhibit 10.18 to Form 10-K for the fiscal year ended December 31, 2000, as filed April 2, 2001).

10.29	Alliance Capital Management L.P. Annual Elective Deferral Plan (incorporated by reference to Exhibit 99 to Form S-8, as filed November 6, 2000).

10.30
Extendible Commercial Notes Dealer Agreement, dated as of December 14, 1999 (incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 1999, as filed March 28, 2000).

10.31
Amended and Restated Investment Advisory and Management Agreement dated January 1, 1999 among Alliance Capital Management Holding L.P., Alliance Corporate Finance Group Incorporated, and AXA Equitable Life Insurance Company (incorporated by reference to Exhibit (a)(6) to Form 10-Q/A for the quarterly period ended September 30, 1999, as filed on September 28, 2000).

10.32
Amended and Restated Accounting, Valuation, Reporting and Treasury Services Agreement dated January 1, 1999 between Alliance Capital Management Holding L.P., Alliance Corporate Finance Group Incorporated, and AXA Equitable Life Insurance Company (incorporated by reference to Exhibit (a)(7) to the Form 10-Q/A for the quarterly period ended September 30, 1999, as filed September 28, 2000).

10.33	Alliance Capital Accumulation Plan (incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1988, as filed March 31, 1989).

12.01	AllianceBernstein Consolidated Ratio of Earnings to Fixed Charges in respect of the years ended December 31, 2008, 2007 and 2006.

21.01	Subsidiaries of AllianceBernstein.

23.01	Consents of PricewaterhouseCoopers LLP.

31.01	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Mr. Joseph furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01
Certification of Mr. Kraus furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AllianceBernstein Holding L.P.

Date: February 20, 2009	By:	/s/ Peter S. Kraus
Peter S. Kraus
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 20, 2009	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer

Date: February 20, 2009	/s/ Edward J. Farrell
Edward J. Farrell
Senior Vice President and Chief Accounting Officer

Directors

/s/ Peter S. Kraus	/s/ Weston M. Hicks
Peter S. Kraus	Weston M. Hicks
Chairman of the Board	Director

/s/ Dominique Carrel-Billiard	/s/ Nick Lane
Dominique Carrel-Billiard	Nick Lane
Director	Director

/s/ Christopher M. Condron	/s/ Gerald M. Lieberman
Christopher M. Condron	Gerald M. Lieberman
Director	Director

/s/ Henri de Castries	/s/ Lorie A. Slutsky
Henri de Castries	Lorie A. Slutsky
Director	Director

/s/ Denis Duverne	/s/ A.W. (Pete) Smith, Jr.
Denis Duverne	A.W. (Pete) Smith, Jr.
Director	Director

/s/ Richard S. Dziadzio	/s/ Peter J. Tobin
Richard S. Dziadzio	Peter J. Tobin
Director	Director

/s/ Deborah S. Hechinger
Deborah S. Hechinger
Director

SCHEDULE I I
AllianceBernstein L.P.
Valuation and Qualifying Account - Allowance for Doubtful Accounts
For the Three Years Ending December 31, 2008, 2007 and 2006

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions		Balance at End of Period
	(in thousands)

For the year ended December 31, 2006	$939	$251	$77	(a)	$1,113

For the year ended December 31, 2007	$1,113	$955	$276	(b)	$1,792

For the year ended December 31, 2008	$1,792	$(192)	$112	(c)	$1,488

(a) Includes accounts written-off as uncollectible of $93 and a net addition to the allowance balance of $16.
(b) Includes accounts written-off as uncollectible of $267 and a net reduction of the allowance balance of $9.
(c) Includes accounts written-off as uncollectible of $31 and a net reduction to the allowance balance of $81.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the General Partner and Unitholders
AllianceBernstein L.P.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 20, 2009 appearing in the 2008 Annual Report to Unitholders of AllianceBernstein L.P. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
February 20, 2009