Form 10-K/A
period 2008-12-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2009-04-23
CIK 825313

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“Form 10-K”), as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2009, solely to correct a typographical error.  Specifically, the Consents of Independent Registered Public Accounting Firm included in Exhibit 23.01 are dated February 20, 2008 instead of February 20, 2009, and reference independent auditor's reports dated February 20, 2008 instead of February 20, 2009.  The reports manually signed by PricewaterhouseCoopers LLP (“PwC”) and delivered to us were correctly dated.  This amendment does not change any other portion of Form 10-K.

Item 15.	Exhibits, Financial Statement Schedules

(a)	There is no document filed as part of this Form 10-K.

Financial Statement Schedule.

Attached to this Form 10-K is a schedule describing Valuation and Qualifying Account-Allowance for Doubtful Accounts for the three years ended December 31, 2008, 2007 and 2006. PwC’s report regarding the schedule is also attached.

(b)	Exhibits.

The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith:

Exhibit	Description

23.01	Consents of PricewaterhouseCoopers LLP.

31.01	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Mr. Joseph furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Signatures

Pursuant to the requirements of Rule 12b-15 under the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AllianceBernstein Holding L.P.

Date: April 23, 2009	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer