Form 10-Q
period 2009-03-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2009-05-08
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2009 was 91,956,176.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	March 31, 2009	December 31, 2008
	(unaudited)

ASSETS

Investment in AllianceBernstein	$1,599,128	$1,600,045
Due from AllianceBernstein	2,591	—
Other assets	10	1,397
Total assets	$1,601,729	$1,601,442

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to AllianceBernstein	$—	$4,825
Other liabilities	4,966	462
Total liabilities	4,966	5,287

Commitments and contingencies (See Note 7)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,611	1,633
Limited partners: 91,856,176 and 90,223,767 limited partnership units issued and outstanding	1,621,520	1,618,985
Accumulated other comprehensive income (loss)	(26,368)	(24,463)
Total partners’ capital	1,596,763	1,596,155
Total liabilities and partners’ capital	$1,601,729	$1,601,442

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2009	2008

Equity in net income attributable to AllianceBernstein Unitholders	$12,612	$81,997

Income taxes	5,877	9,561

Net income	$6,735	$72,436

Net income per unit:
Basic	$0.07	$0.83
Diluted	$0.07	$0.83

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$6,735	$72,436
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income attributable to AllianceBernstein Unitholders	(12,612)	(81,997)
Changes in assets and liabilities:
Decrease in other assets	1,387	703
(Increase) in due from AllianceBernstein	(2,591)	(2,157)
(Decrease) in payable to AllianceBernstein	(4,825)	(7,460)
Increase in other liabilities	4,504	8,847
Net cash used in operating activities	(7,402)	(9,628)

Cash flows from investing activities:
Investment in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	—	(4,581)
Cash distributions received from AllianceBernstein	34,007	102,086
Net cash provided by investing activities	34,007	97,505

Cash flows from financing activities:
Cash distributions to unitholders	(26,605)	(92,458)
Proceeds from exercise of compensatory options to buy Holding Units	—	4,581
Net cash used in financing activities	(26,605)	(87,877)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

Non-cash investing activities:
Changes in accumulated other comprehensive income	$(1,905)	$2,543
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	22,980	71,093

Non-cash financing activities:
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net of issuances	(597)	(4,855)

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
March 31, 2009
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

Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein limited partnership interests. The condensed financial statements and notes of Holding should be read in conjunction with the condensed consolidated financial statements and notes of AllianceBernstein included as an exhibit to this quarterly report on Form 10-Q and with Holding’s and AllianceBernstein’s audited financial statements included in Holding’s Form 10-K for the year ended December 31, 2008.

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

•
Retail Services – servicing its individual clients, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships with mutual funds sponsored by third parties, separately managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.

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

•
Asset allocation, by which AllianceBernstein offers specifically-tailored investment solutions for its clients (e.g., customized target-date fund retirement services for institutional defined contribution plan clients).

AllianceBernstein manages these services using various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global and emerging markets), as well as local and regional disciplines in major markets around the world.

AllianceBernstein’s independent research is the foundation of its business. AllianceBernstein’s research disciplines include fundamental research, quantitative research, economic research and currency forecasting capabilities. In addition, AllianceBernstein has created several specialized research units, including one unit that examines global strategic changes that can affect multiple industries and geographies, and another dedicated to identifying potentially successful innovations within private early-stage growth companies.

Index

As of March 31, 2009, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, AXA Financial, Inc. (an indirect wholly-owned subsidiary of AXA, “AXA Financial”), AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “AXA Equitable”), and certain subsidiaries of AXA Financial and AXA, collectively referred to as “AXA and its subsidiaries”, owned approximately 1.6% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of March 31, 2009, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	63.7%
Holding	34.3
Unaffiliated holders	2.0
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 64.3% economic interest in AllianceBernstein as of March 31, 2009.

On January 6, 2009, AXA America Holdings, Inc., a wholly-owned subsidiary of AXA, purchased the remaining 8,160,000 AllianceBernstein Units held by SCB Partners, Inc. (a wholly-owned subsidiary of SCB Inc., formerly known as Sanford C. Bernstein Inc.).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed financial statements of Holding included herein have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The December 31, 2008 condensed statement of financial condition was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

On April 22, 2009, the General Partner declared a distribution of $6.4 million, or $0.07 per unit, representing Available Cash Flow for the three months ended March 31, 2009. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each Holding Unit. The distribution is payable on May 14, 2009 to holders of record at the close of business on May 4, 2009.

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

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income – diluted”) and dividing by the diluted weighted average number of units outstanding for each period.

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per unit amounts)

Net income – basic	$6,735	$72,436
Additional allocation of equity in net income attributable to AllianceBernstein resulting from assumed dilutive effect of compensatory options	—	170
Net income – diluted	$6,735	$72,606

Weighted average units outstanding - basic	91,538	87,233
Dilutive effect of compensatory options	—	316
Weighted average units outstanding - diluted	91,538	87,549

Basic net income per unit	$0.07	$0.83
Diluted net income per unit	$0.07	$0.83

As of March 31, 2009 and 2008, we excluded, respectively, 12,822,155 and 3,667,552 out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period) from the diluted net income per unit computation due to their anti-dilutive effect.

4.	Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein for the three-month period ended March 31, 2009 were as follows (in thousands):

Investment in AllianceBernstein as of December 31, 2008	$1,600,045
Equity in net income attributable to AllianceBernstein Unitholders	12,612
Changes in accumulated other comprehensive income	(1,905)
Cash distributions received from AllianceBernstein	(34,007)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net of issuances	(597)
Awards of Holding Units made by AllianceBernstein under deferred compensations plans, net of forfeitures	22,980
Investment in AllianceBernstein as of March 31, 2009	$1,599,128

Index

5.	Units Outstanding

The following table summarizes the activity in Holding Units:

Outstanding as of December 31, 2008	90,323,767
Options exercised	—
Units issued	1,587,114
Units awarded	46,163
Units forfeited	(868)
Outstanding as of March 31, 2009	91,956,176

Units issued pertain to Holding Units issued by AllianceBernstein to fund deferred compensation plan elections by participants. Units awarded and units forfeited pertain to restricted unit awards to independent members of the Board of Directors and to Century Club Plan unit awards to AllianceBernstein employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds and who meet certain sales targets.

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

With respect to all significant litigation matters, we consider the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable, and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation as required by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5”. If the likelihood of a negative outcome is reasonably possible and we are able to determine an estimate of the possible loss or range of loss, we disclose that fact together with the estimate of the possible loss or range of loss. However, it may be difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to inherent uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, or when the litigation is highly complex or broad in scope. In such cases, we disclose that we are unable to predict the outcome or estimate a possible loss or range of loss.

On October 2, 2003, a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. (“Hindo Complaint”) was filed against, among others, AllianceBernstein, Holding and the General Partner. The Hindo Complaint alleges that certain defendants failed to disclose that they improperly allowed certain hedge funds and other unidentified parties to engage in “late trading” and “market timing” of certain of our U.S. mutual fund securities, violating various securities laws.

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

On April 21, 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims and ERISA claims entered into a confidential memorandum of understanding containing their agreement to settle these claims. The agreement will be documented by a stipulation of settlement and will be submitted for court approval at a later date. The settlement amount ($30 million), which we previously expensed and disclosed, has been disbursed. The derivative claims brought on behalf of Holding, in which plaintiffs seek an unspecified amount of damages, remain pending.

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

We are involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege material damages. While any inquiry, proceeding or litigation has the element of uncertainty, management believes that the outcome of any one of the other regulatory inquiries, administrative proceedings, lawsuits or claims that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations or financial condition.

8.	Comprehensive Income

Partners’ capital is adjusted to reflect certain capital transactions of AllianceBernstein. Comprehensive income consisted of:

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Net income	$6,735	$72,436
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	172	(997)
Foreign currency translation adjustment	(2,016)	3,583
Changes in retirement plan related items	(61)	(43)
	(1,905)	2,543
Comprehensive income	$4,830	$74,979

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein Holding L.P.

We have reviewed the accompanying condensed statement of financial condition of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) as of March 31, 2009, the related condensed statements of income for the three-month periods ended March 31, 2009 and 2008, and the condensed statements of cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial condition as of December 31, 2008, and the related statements of income, of changes in partners’ capital and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 20, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of financial condition as of December 31, 2008 is fairly stated in all material respects in relation to the statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 8, 2009

Index

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein limited partnership interests. The Holding interim condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AllianceBernstein included as an exhibit to this Form 10-Q. They should also be read in conjunction with AllianceBernstein’s audited financial statements and notes and MD&A included in Holding’s Form 10-K for the year ended December 31, 2008.

Results of Operations

	Three Months Ended March 31,
	2009	2008	% Change
	(in millions, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$36.9	$247.4	(85.1)%
Weighted average equity ownership interest	34.2%	33.1%
Equity in net income attributable to AllianceBernstein Unitholders	$12.6	$82.0	(84.6)
Net income of Holding	$6.7	$72.4	(90.7)
Diluted net income per Holding Unit	$0.07	$0.83	(91.6)
Distribution per Holding Unit	$0.07	$0.83	(91.6)

Net income for the three months ended March 31, 2009 decreased $65.7 million to $6.7 million from net income of $72.4 million for the three months ended March 31, 2008. The decrease reflects lower equity in net income attributable to AllianceBernstein Unitholders. See AllianceBernstein’s MD&A contained in Exhibit 99.1.

Capital Resources and Liquidity

The following table identifies selected items relating to capital resources and liquidity:

	Three Months Ended March 31,
	2009	2008	% Change
	(in millions)

Partners’ capital, as of March 31	$1,596.8	$1,620.8	(1.5)%
Distributions received from AllianceBernstein	34.0	102.1	(66.7)
Distributions paid to unitholders	(26.6)	(92.5)	(71.2)
Proceeds from exercise of compensatory options to buy Holding Units	—	4.6	(100.0)
Investment in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	—	(4.6)	(100.0)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net of issuances	(0.6)	(4.9)	(87.7)
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	23.0	71.1	(67.7)
Available Cash Flow	6.4	72.5	(91.1)

Cash and cash equivalents were zero as of March 31, 2009 and 2008.  Cash inflows from AllianceBernstein distributions received were offset by cash distributions paid to unitholders and income taxes paid. Holding is required to distribute all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders (including the General Partner). Management believes that the cash flow realized from its investment in AllianceBernstein will provide Holding with the resources to meet its financial obligations. See Note 2 to the condensed financial statements contained in Item 1 for a description of Available Cash Flow.

Commitments and Contingencies

See Note 7 to the condensed financial statements contained in Item 1.

Index

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AllianceBernstein’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, industry trends, future acquisitions, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2008 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations and business prospects.

The forward-looking statements referred to in the preceding paragraph include statements regarding:

•
Our backlog of new institutional mandates not yet funded: Before they are funded, institutional mandates do not represent legally binding commitments to fund and, accordingly, the possibility exists that not all mandates will be funded in the amounts and at the times we currently anticipate.

•
The possibility that prolonged weakness in asset values may result in impairment of goodwill, intangible assets and the deferred sales commission asset: To the extent that securities valuations remain depressed for prolonged periods of time and market conditions stagnate or worsen, our assets under management, revenues, profitability and unit price may be adversely affected. As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections which may result in an impairment of goodwill, intangible assets and the deferred sales commission asset.

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

•
Our solid financial foundation and access to public and private debt providing adequate liquidity for our general business needs: Our solid financial foundation is dependent on our cash flow from operations, which is subject to the performance of the capital markets, our ability to maintain and grow our assets under management and other factors beyond our control. Our access to public and private debt, as well as the market for debt or equity we may choose to issue, may be limited by adverse market conditions, our profitability and changes in government regulations, including tax rates and interest rates.

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

•
Our expectation that, when a sustained market recovery occurs, the potential for outsized investment returns that has been building should begin to be realized: Historical performance is not necessarily indicative of future results or market movements. The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset flows.

•
Our expectation that our lower expense base can support substantial future growth of our clients’ AUM, thus providing strong positive operating and financial leverage: Unanticipated events and factors may cause us to expand our expense base, thus limiting the extent to which we benefit from any positive leverage.

OTHER INFORMATION

With respect to the unaudited condensed interim financial information of Holding for the three months ended March 31, 2009, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated May 8, 2009 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Holding’s market risk for the quarter ended March 31, 2009.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 to the condensed financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In addition to the information set forth in this report, please consider carefully “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2008.  Such factors could materially affect our revenues, financial condition, results of operations and business prospects. See also our cautions regarding forward-looking statements in Part I, Item 2.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no Holding Units sold by Holding in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any purchases of Holding Units by AllianceBernstein made in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid Per Unit, net of Commissions	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
1/1/09 - 1/31/09	53,795	$17.08	—	—
2/1/09 - 2/28/09	—	—	—	—
3/1/09 - 3/31/09	5,379	12.23	—	—
Total	59,174	$16.64	—	—

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Index

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009	AllianceBernstein Holding l.p.

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer