Form 10-Q
period 2009-09-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2009-10-29
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of September 30, 2009 was 92,752,989.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	September 30, 2009	December 31, 2008
	(unaudited)

ASSETS

Investment in AllianceBernstein	$1,680,106	$1,600,045
Other assets	10	1,397
Total assets	$1,680,116	$1,601,442

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to AllianceBernstein	$1,199	$4,825
Other liabilities	119	462
Total liabilities	1,318	5,287

Commitments and contingencies (See Note 7)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,672	1,633
Limited partners: 92,652,989 and 90,223,767 limited partnership units issued and outstanding	1,686,153	1,618,985
Accumulated other comprehensive income (loss)	(9,027)	(24,463)
Total partners’ capital	1,678,798	1,596,155
Total liabilities and partners’ capital	$1,680,116	$1,601,442

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Equity in net income attributable to AllianceBernstein Unitholders	$68,723	$72,936	$125,427	$247,975

Income taxes	6,193	8,575	17,909	27,267

Net income	$62,530	$64,361	$107,518	$220,708

Net income per unit:
Basic	$0.67	$0.73	$1.17	$2.52
Diluted	$0.67	$0.73	$1.17	$2.52

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$107,518	$220,708
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income attributable to AllianceBernstein Unitholders	(125,427)	(247,975)
Changes in assets and liabilities:
Decrease (increase) in other assets	1,387	(223)
(Decrease) in payable to AllianceBernstein	(3,626)	(769)
(Decrease) increase in other liabilities	(343)	32
Net cash used in operating activities	(20,491)	(28,227)

Cash flows from investing activities:
Investment in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	—	(13,353)
Cash distributions received from AllianceBernstein	91,382	277,127
Net cash provided by investing activities	91,382	263,774

Cash flows from financing activities:
Cash distributions to unitholders	(70,891)	(248,900)
Proceeds from exercise of compensatory options to buy Holding Units	—	13,353
Net cash used in financing activities	(70,891)	(235,547)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

Non-cash investing activities:
Change in accumulated other comprehensive income (loss)	$15,436	$(14,042)
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	30,812	68,720

Non-cash financing activities:
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	(232)	(3,202)

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
September 30, 2009
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

Recently, AllianceBernstein was selected by the U.S. Treasury Department as one of only three firms to manage its portfolio of assets issued by banks and other institutions taking part in the Capital Purchase Program of the Troubled Assets Relief Program. In addition, AllianceBernstein was selected by the U.S. Treasury Department as one of nine pre-qualified fund managers under the Public-Private Investment Program.

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

As of September 30, 2009, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.6% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of September 30, 2009, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	63.5%
Holding	34.5
Unaffiliated holders	2.0
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 64.1% economic interest in AllianceBernstein as of September 30, 2009.

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

FASB Codification

For annual and interim periods ending after September 15, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) became the single authoritative source of generally accepted accounting principles (“GAAP”) in the United States.

Subsequent Events

We evaluated subsequent events through October 29, 2009, the date the financial statements were issued.

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

Index

On October 29, 2009, the General Partner declared a distribution of $62.1 million, or $0.67 per unit, representing Available Cash Flow for the three months ended September 30, 2009. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each Holding Unit. The distribution is payable on November 19, 2009 to holders of record at the close of business on November 9, 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per unit amounts)

Net income – basic	$62,530	$64,361	$107,518	$220,708
Additional allocation of equity in net income attributable to AllianceBernstein resulting from assumed dilutive effect of compensatory options	306	251	154	1,531
Net income – diluted	$62,836	$64,612	$107,672	$222,239

Weighted average units outstanding – basic	92,657	87,582	92,146	87,433
Dilutive effect of compensatory options	635	515	174	909
Weighted average units outstanding – diluted	93,292	88,097	92,320	88,342

Basic net income per unit	$0.67	$0.73	$1.17	$2.52
Diluted net income per unit	$0.67	$0.73	$1.17	$2.52

For the three months and nine months ended September 30, 2009, we excluded 6,120,480 out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period) from the diluted net income per unit computation due to their anti-dilutive effect. For the three months and nine months ended September 30, 2008, we excluded 5,073,605 and 3,664,405, respectively, out-of-the-money options from the diluted net income per unit computation due to their anti-dilutive effect.

4.	Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein for the nine-month period ended September 30, 2009 were as follows (in thousands):

Investment in AllianceBernstein as of December 31, 2008	$1,600,045
Equity in net income attributable to AllianceBernstein Unitholders	125,427
Changes in accumulated other comprehensive income	15,436
Cash distributions received from AllianceBernstein	(91,382)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	(232)
Awards of Holding Units by AllianceBernstein under deferred compensation plans, net of forfeitures	30,812
Investment in AllianceBernstein as of September 30, 2009	$1,680,106

Index

5.	Units Outstanding

The following table summarizes the activity in Holding Units during the first nine months of 2009:

Outstanding as of December 31, 2008	90,323,767
Options exercised	—
Units issued	2,430,742
Units forfeited	(1,520)
Outstanding as of September 30, 2009	92,752,989

Units issued pertain to Holding Units newly issued under our Amended and Restated 1997 Long Term Incentive Plan and include: (i) restricted unit awards to independent members of the Board of Directors of the General Partner, (ii) restricted unit awards to certain key employees, (iii) unit issuances to fund deferred compensation notional investment elections by plan participants, (iv) Century Club Plan unit awards to AllianceBernstein employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds, and (v) unit issuances in connection with certain employee separation agreements.

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

With respect to all significant litigation matters, we consider the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable, and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation. If the likelihood of a negative outcome is reasonably possible and we are able to determine an estimate of the possible loss or range of loss, we disclose that fact together with the estimate of the possible loss or range of loss. However, it may be difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to inherent uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, or when the litigation is highly complex or broad in scope. In such cases, we disclose that we are unable to predict the outcome or estimate a possible loss or range of loss.

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

8.	Comprehensive Income

Partners’ capital is adjusted to reflect certain capital transactions of AllianceBernstein. Comprehensive income consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Net income	$62,530	$64,361	$107,518	$220,708
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	1,043	(108)	1,509	(1,305)
Foreign currency translation adjustment	(1,671)	(15,977)	13,981	(12,607)
Changes in retirement plan related items	8	(33)	(54)	(130)
	(620)	(16,118)	15,436	(14,042)
Comprehensive income	$61,910	$48,243	$122,954	$206,666

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein Holding L.P.

We have reviewed the accompanying condensed statement of financial condition of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) as of September 30, 2009, the related condensed statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008, and the condensed statements of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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
October 29, 2009

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(in millions, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$199.3	$219.5	(9.2)%	$364.5	$747.3	(51.2)%
Weighted average equity ownership interest	34.5%	33.2%		34.4%	33.2%
Equity in net income attributable to AllianceBernstein Unitholders	$68.7	$72.9	(5.8)	$125.4	$248.0	(49.4)
Net income of Holding	$62.5	$64.4	(2.8)	$107.5	$220.7	(51.3)
Diluted net income per Holding Unit	$0.67	$0.73	(8.2)	$1.17	$2.52	(53.6)
Distribution per Holding Unit(1)	$0.67	$0.60	11.7	$1.15	$2.39	(51.9)
_________________
(1)	Third quarter 2008 distribution excludes a $35.3 million insurance reimbursement received in that quarter.

Net income for the three months and nine months ended September 30, 2009 decreased $1.9 million and $113.2 million, respectively, to $62.5 million and $107.5 million from net income of $64.4 million and $220.7 million, for the corresponding prior year periods. The decrease reflects lower equity in net income attributable to AllianceBernstein Unitholders. See AllianceBernstein’s MD&A contained in Exhibit 99.1.

Capital Resources and Liquidity

The following table identifies selected items relating to capital resources and liquidity:

	Nine Months Ended September 30,
	2009	2008	% Change
	(in millions)

Partners’ capital, as of September 30	$1,678.8	$1,604.1	4.7%
Distributions received from AllianceBernstein	91.4	277.1	(67.0)
Distributions paid to unitholders	(70.9)	(248.9)	(71.5)
Proceeds from exercise of compensatory options to buy Holding Units	—	13.4	(100.0)
Investment in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	—	(13.4)	(100.0)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plans, net	(0.2)	(3.2)	(92.8)
Awards of Holding Units made by AllianceBernstein under deferred compensation plans, net of forfeitures	30.8	68.7	(55.2)
Available Cash Flow	106.4	209.0	(49.1)

Cash and cash equivalents were zero as of September 30, 2009 and 2008. Cash inflows from AllianceBernstein distributions received were offset by cash distributions paid to unitholders and income taxes paid. Holding is required to distribute all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders (including the General Partner). Management believes that the cash flow from its investment in AllianceBernstein will provide Holding with the resources to meet its financial obligations. See Note 2 to the condensed financial statements contained in Item 1 for a description of Available Cash Flow.

Index

Commitments and Contingencies

See Note 7 to the condensed financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AllianceBernstein’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, industry trends, future acquisitions, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2008 (“Form 10-K”) and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in the Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations and business prospects.

The forward-looking statements referred to in the preceding paragraph include statements regarding:

•
Our backlog of new institutional mandates not yet funded: Before they are funded, institutional mandates do not represent legally binding commitments to fund and, accordingly, the possibility exists that not all mandates will be funded in the amounts and at the times we currently anticipate.

•
The possibility that prolonged weakness in the value of client assets under management may result in impairment of goodwill, intangible assets and the deferred sales commission asset: To the extent that securities valuations are depressed for prolonged periods of time, client assets under management and our revenues, profitability and unit price may be adversely affected. As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections, which may result in an impairment of goodwill, intangible assets and the deferred sales commission asset.

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

•
Our expectation that the global economy will grow modestly in 2010: The extent to which global economies may have recently stabilized is not necessarily indicative of future results. Global economies face significant obstacles to sustained future growth. The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset flows.

•
The leverage inherent in our business model increasing should our AUM and revenues continue to grow and our lower expense base remains stable: Unanticipated events and factors, including strategic initiatives, may cause us to expand our expense base, thus limiting the extent to which we benefit from any positive leverage in future periods. Growth in our revenues will depend on the level of our assets under management, which in turn depends on factors such as the actual performance of the capital markets, the performance of our investment products and other factors beyond our control.

Index

OTHER INFORMATION

With respect to the unaudited condensed interim financial information of Holding for the three months and nine months ended September 30, 2009 included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 29, 2009 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Holding’s market risk for the quarter ended September 30, 2009.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 to the condensed financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In 2007 and again in 2009, Congress proposed tax legislation that would cause certain publicly-traded partnerships (“PTPs”) to be taxed as corporations, thus subjecting their income to a higher level of income tax. Holding is a PTP that derives its income from asset manager or investment management services through its ownership interest in AllianceBernstein. However, the legislation, in the form proposed, would not affect Holding’s tax status. In addition, we continue to receive consistent indications from a number of individuals involved in the legislative process that Holding’s tax status is not the focus of the proposed legislation, and that they do not expect to change that approach. However, we cannot predict whether, or in what form, the proposed tax legislation will pass, and are unable to determine what effect any new legislation might have on us. If Holding were to lose its federal tax status as a “grandfathered” PTP, it would be subject to corporate income tax which would reduce materially its net income and quarterly distributions to Holding unitholders.

In its current form, the proposed legislation would not affect AllianceBernstein because it is a private partnership.

In addition to the information set forth in this report, please consider carefully “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2008. Such factors could materially affect our revenues, financial condition, results of operations and business prospects. See also “Cautions Regarding Forward-Looking Statements” in Part I, Item 2.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no Holding Units sold by Holding in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any purchases of Holding Units by AllianceBernstein made in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid Per Unit, net of Commissions	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
7/1/09 - 7/31/09	29,990	$20.24	—	—
8/1/09 - 8/31/09	1,084	20.72	—	—
9/1/09 - 9/30/09	23	21.38	—	—
Total	31,097	$20.26	—	—

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

Index

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2009	AllianceBernstein Holding l.p.

	By:	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Senior Vice President and Chief Financial Officer