Form 10-K
period 2009-12-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2010-02-11
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No ☒

The aggregate market value of the units representing assignments of beneficial ownership of limited partnership interests held by non-affiliates computed by reference to the price at which such units were last sold on the New York Stock Exchange as of June 30, 2009 was approximately $1.73 billion.

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of December 31, 2009 was 101,351,749. (This figure includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.)

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

“AXA Financial” – AXA Financial, Inc. (Delaware corporation), a wholly-owned subsidiary of AXA.

“Bernstein GWM” – Bernstein Global Wealth Management, a unit of AllianceBernstein that services private clients.

“Bernstein Transaction” – on October 2, 2000, AllianceBernstein’s acquisition of the business and assets of SCB Inc., formerly known as Sanford C. Bernstein Inc., and assumption of the liabilities of that business.

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

“Investment Advisers Act” – the Investment Advisers Act of 1940, as amended.

“Investment Company Act” – the Investment Company Act of 1940, as amended.

“NYSE” – the New York Stock Exchange, Inc.

“Partnerships” – AllianceBernstein and Holding together.

“SCB” – SCB LLC and SCBL together.

“SCB LLC” – Sanford C. Bernstein & Co., LLC (Delaware limited liability company), a wholly-owned subsidiary of AllianceBernstein that provides Bernstein research services in the United States.

“SCBL” – Sanford C. Bernstein Limited (U.K. company), a wholly-owned subsidiary of AllianceBernstein that provides Bernstein research services primarily in Europe.

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

We use “emerging markets” in this Form 10-K to refer to countries considered to be developing countries by the international financial community and countries included in the Morgan Stanley Capital International (“MSCI”) emerging markets index. As of December 31, 2009, examples of such countries were Brazil, Chile, China, Columbia, Czech Republic, Egypt, Hungary, India, Indonesia, Israel, Malaysia, Mexico, Morocco, Peru, the Philippines, Poland, Russia, South Africa, South Korea, Taiwan, Thailand and Turkey.

We use the term “hedge funds” in this Form 10-K to refer to private investment partnerships we sponsor that utilize various alternative strategies such as leverage, short selling of securities, and utilizing forward contracts, currency options and other derivatives.

General

Clients

AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients, including:

•	institutional clients, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and various affiliates;

•	retail clients, including U.S. and offshore mutual funds, variable annuities, insurance products and sub-advisory relationships;

•	private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities; and

•	institutional investors seeking high-quality research and related services, and issuers of publicly-traded securities seeking equity capital markets services.

We also provide distribution, shareholder servicing and administrative services to our sponsored mutual funds.

Our firm’s mission is to be the most trusted investment firm in the world by placing our clients’ interests first and foremost, utilizing our research capabilities to have more knowledge than any other investment firm, and using and sharing knowledge better than our competitors to help our clients achieve financial peace of mind and investment success.

Research

Our high-quality, in-depth, fundamental research is the foundation of our business. We believe that our global team of research professionals gives us a competitive advantage in achieving investment success for our clients.

Our research disciplines include fundamental, quantitative and economic research, as well as currency forecasting. In addition, we have created several specialized research units, including one that examines global strategic changes that can affect multiple industries and geographies, and another dedicated to identifying potentially successful innovations within early-stage companies.

Products and Services

We offer a broad range of investment products and services to our clients:

•
To our institutional clients, we offer separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles (“Institutional Services”);

•
To our retail clients, we offer retail mutual funds sponsored by AllianceBernstein, our subsidiaries and our affiliated joint venture companies, sub-advisory services to mutual funds sponsored by third parties, separately-managed account programs sponsored by various financial intermediaries worldwide (“Separately-Managed Account Programs”) and other investment vehicles (collectively, “Retail Services”);

•
To our private clients, we offer diversified investment management services through separately-managed accounts, hedge funds, mutual funds and other investment vehicles (“Private Client Services”); and

•
To institutional investors, we offer research, portfolio strategy and brokerage-related services, and, to issuers of publicly-traded securities, we offer equity capital markets services (“Bernstein Research Services”).

These services are provided by teams of investment professionals with significant expertise in their respective disciplines (see “Employees” in this Item 1). Our buy-side research analysts support our portfolio managers and, together, they oversee a number of different types of investment services within various vehicles (discussed above) and strategies (discussed below). Our sell-side research analysts provide the foundation for our Bernstein Research Services.

Our services include:

•	Value equities, generally targeting stocks that are out of favor and considered undervalued;

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Fixed income securities, including taxable and tax-exempt securities;

•	Blend strategies, combining style-pure investment components with systematic rebalancing;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, such as hedge funds, currency management strategies, venture capital and, beginning in 2010, direct real estate investing; and

•	Asset allocation services, by which we offer blend strategies specifically-tailored for our clients (e.g., customized target-date fund retirement services for defined contribution plan sponsors).

We manage these services using various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global and emerging markets), as well as local and regional disciplines in major markets around the world.

Blend strategies are a key component of our product line. As of December 31, 2009, blend strategies AUM was $90 billion (representing 18% of our company-wide AUM), an increase of 6% from $85 billion as of December 31, 2008 and a decrease of 49% from $175 billion as of December 31, 2007.

We market and distribute alternative investment products (which include hedge funds, venture capital and currency management strategies) globally to high-net-worth clients and institutional investors. Alternative product AUM totaled $3.9 billion as of December 31, 2009, $2.5 billion of which was private client AUM (primarily hedge funds) and $1.4 billion of which was institutional AUM (primarily currency services).

Sub-advisory client mandates span our investment strategies, including growth, value, fixed income and blend. We serve as sub-adviser for retail mutual funds, insurance products, retirement platforms and institutional investment products.

In August 2008, we created an initiative called AllianceBernstein Defined Contribution Investments (“ABDC”) focused on expanding our firm’s capabilities in the defined contribution (“DC”) market. ABDC seeks to provide the most effective DC investment solutions in the industry, as measured by product features, reliability, cost and flexibility, to meet specialized client needs by integrating research and investment design, product strategy, strategic partnerships (e.g., record-keeper partnerships and operations collaboration), and client implementation and service. As of December 31, 2009, our DC assets under management, which are distributed in all three of our buy-side distribution channels, totaled $25 billion.

In April 2009, we were selected by the U.S. Treasury Department as one of only three firms to manage its portfolio of assets issued by banks and other institutions taking part in the Capital Purchase Program of the Troubled Assets Relief Program. In addition, we were selected by the U.S. Treasury Department as one of nine pre-qualified fund managers under the Public-Private Investment Program and, during the fourth quarter of 2009, we were one of five firms that closed an initial Public-Private Investment Fund of at least $500 million.

Global Reach

We serve clients in major global markets through operations in 45 cities in 24 countries. Our client base includes investors throughout the Americas, Europe, Asia, Africa and Australia. We utilize an integrated global investment platform that provides our clients with access to local (country-specific), international, and global research and investment strategies.

Assets under management by client domicile and investment service as of December 31, 2009, 2008 and 2007 were as follows:

By Client Domicile ($ in billions):

December 31, 2009	December 31, 2008	December 31, 2007

By Investment Service ($ in billions):

December 31, 2009	December 31, 2008	December 31, 2007

Our international client base stabilized during 2009, decreasing by 1% compared to a decrease of 43% during 2008. Our global and international AUM increased by 6% during 2009 compared to a decrease of 47% during 2008. Approximately 62%, 76% and 80% of our gross asset inflows (sales/new accounts) during 2009, 2008 and 2007, respectively, were invested in global and international investment services.

Revenues

We earn revenues primarily by charging fees for managing the investment assets of, and providing research to, our clients.

We generally calculate investment advisory fees as a percentage of the value of AUM at a specific point in time or as a percentage of the value of average AUM for the applicable billing period, with these percentages varying by type of investment service, size of account and total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increases or decreases. Increases in AUM generally result from market appreciation, positive investment performance for clients or net asset inflows from new and existing clients. Similarly, decreases in AUM generally result from market depreciation, negative investment performance for clients, or net asset outflows due to client redemptions, account terminations or asset withdrawals.

We are eligible to earn performance-based fees on hedge fund services, as well as some long-only services provided to our institutional clients. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. In addition, some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. Our performance-based fees in 2009, 2008 and 2007 were $29.8 million, $13.4 million and $81.2 million, respectively. For additional information about performance-based fees, see “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

We sometimes experience periods when the number of new accounts or the amount of AUM increases or decreases significantly. These changes result from wide-ranging factors, including conditions of financial markets, our investment performance for clients and changes in our clients’ investment preferences.

We earn revenues from clients to whom we provide fundamental research and brokerage-related services, primarily in the form of transaction fees calculated as either “cents per share” (generally in the U.S. market) or a percentage of the value of the securities traded (generally in the European market) for these clients.  In 2009, we re-launched our equity capital markets business, through which we earn revenues from issuers of publicly-traded securities to which we provide these services in the form of underwriting fees, management fees and/or selling concessions, depending on our role in the offering.

Our revenues may fluctuate for a number of reasons; see “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Employees

The substantial decrease in our assets under management and the resulting decrease in fee revenues from levels during the first nine months of 2008 led us to undertake initiatives in 2008 and 2009 that resulted in significant reductions in operating expenses and capital expenditures.

We reduced our headcount by 628, or 13%, during 2009 to 4,369 which, along with the reduction in force that occurred during the fourth quarter of 2008, represents a total reduction of nearly 1,300 staff members, or 23%, from our headcount peak during the third quarter of 2008. These actions reduced our fixed compensation costs (salaries and fringe benefits) by approximately $130 million. Despite these measures, we believe we have retained the intellectual capital required to service our clients and grow our business.

Our firm’s 4,369 full-time employees, who are located in 24 countries, include 300 research analysts, 158 portfolio managers, 46 traders and 23 professionals with other investment-related responsibilities. We have employed these professionals for an average period of approximately eight years, and their average investment experience is approximately 17 years. We consider our employee relations to be good.

Institutional Services

We serve our institutional clients primarily through AllianceBernstein Institutional Investments (“Institutional Investments”), a unit of AllianceBernstein, and through other units in our international subsidiaries and one of our joint ventures (institutional relationships of less than $25 million are generally serviced by Bernstein GWM, our Private Client channel, discussed below). Institutional Services include actively managed equity accounts (including growth, value and blend accounts), fixed income accounts and balanced accounts (which combine equity and fixed income), as well as passive management of index and enhanced index accounts. These services are provided through separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds and other investment vehicles. As of December 31, 2009, institutional AUM was $300 billion, or 61% of our company-wide AUM as compared to $291 billion, or 63%, as of December 31, 2008 and $508 billion, or 63%, as of December 31, 2007. For more information concerning institutional AUM, revenues and fees, see “Assets Under Management, Revenues and Fees” in this Item 1.

Our institutional client base includes unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and certain of our affiliates (AXA and its subsidiaries), as well as certain sub-advisory relationships with unaffiliated sponsors of various other investment products. We manage approximately 1,762 mandates for these clients, which are located in 42 countries. As of December 31, 2009, we managed employee benefit plan assets for 42 of the Fortune 100 companies, and we managed public pension fund assets for 39 states and/or municipalities in those states.

Retail Services

We provide investment management and related services to a wide variety of individual retail investors, both in the U.S. and internationally, through retail mutual funds sponsored by our company, our subsidiaries and affiliated joint venture companies; mutual fund sub-advisory relationships; Separately-Managed Account Programs; and other investment vehicles (“Retail Products and Services”). As of December 31, 2009, retail AUM was $121 billion, or 24% of our company-wide AUM as compared to $102 billion, or 22%, as of December 31, 2008 and $183 billion, or 23%, as of December 31, 2007. For more information concerning retail AUM, revenues and fees, see “Assets Under Management, Revenues and Fees” in this Item 1.

Our Retail Products and Services are designed to provide disciplined, research-based investments that contribute to a well-diversified investment portfolio. We distribute these products and services through financial intermediaries, including broker-dealers, insurance sales representatives, banks, registered investment advisers and financial planners.

Our Retail Products and Services include open-end and closed-end funds that are either (i) registered as investment companies under the Investment Company Act (“U.S. Funds”), or (ii) not registered under the Investment Company Act and generally not offered to United States persons (“Non-U.S. Funds” and, collectively with the U.S. Funds, “AllianceBernstein Funds”). They provide a broad range of investment options, including local and global growth equities, value equities, blend strategies and fixed income securities. They also include Separately-Managed Account Programs, which are sponsored by financial intermediaries and generally charge an all-inclusive fee covering investment management, trade execution, asset allocation, and custodial and administrative services. We also provide distribution, shareholder servicing and administrative services for our Retail Products and Services.

Our U.S. Funds, which include retail funds, our variable products series fund (a component of an insurance product) and the retail share classes of the Sanford C. Bernstein Funds (principally Private Client Services products, “SCB Funds”), currently offer 99 different portfolios to U.S. investors. As of December 31, 2009, retail U.S. Funds AUM was approximately $45 billion, or 37% of total retail AUM as compared to $39 billion, or 38%, as of December 31, 2008 and $66 billion, or 36%, as of December 31, 2007. Because of the way they are marketed and serviced, we report substantially all of the AUM in the SCB Funds, which totaled $26 billion as of December 31, 2009, as private client AUM.

Our Non-U.S. Funds are distributed internationally by local financial intermediaries to non-U.S. investors in most major international markets by means of distribution agreements. As of December 31, 2009, these funds consisted of 70 different portfolios and AUM in these funds was $20 billion. We also offer local-market funds that we distribute in Japan through financial intermediaries. As of December 31, 2009, retail AUM in these funds was $3 billion.

AllianceBernstein Investments serves as the principal underwriter and distributor of the U.S. Funds. AllianceBernstein Investments employs approximately 140 sales representatives who devote their time exclusively to promoting the sale of U.S. Funds and certain other Retail Products and Services offered by financial intermediaries.

AllianceBernstein (Luxembourg) S.A. (“AllianceBernstein Luxembourg”), a Luxembourg management company and one of our wholly-owned subsidiaries, generally serves as the placing or distribution agent for the Non-U.S. Funds. AllianceBernstein Luxembourg employs approximately 60 sales representatives who devote their time exclusively to promoting the sale of Non-U.S. Funds and other Retail Products and Services offered by financial intermediaries.

Private Client Services

Through Bernstein GWM, we provide Private Client Services to high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles, with a minimum initial account size of $500,000. As of December 31, 2009, private client AUM was $75 billion, or 15% of our company-wide AUM as compared to $69 billion, or 15%, as of December 31, 2008 and $109 billion, or 14%, as of December 31, 2007. For more information concerning private client AUM, revenues and fees, see “Assets Under Management, Revenues and Fees” in this Item 1.

Our Private Client Services are built on a sales effort that involves 292 financial advisors based in 18 cities in the U.S. and in London, England. These advisors do not manage money, but work with private clients and their tax, legal and other advisors to assist them in determining a suitable mix of U.S. and non-U.S. equity securities and fixed income investments. The diversified portfolio created for each client is intended to maximize after-tax investment returns, in light of the client’s individual investment goals, income requirements, risk tolerance, tax situation and other relevant factors. In creating these portfolios, we utilize our research reports, investment planning services and the Wealth Management Group, which has in-depth knowledge of trust, estate and tax planning strategies.

Bernstein Research Services

Bernstein Research Services consist of fundamental research, quantitative services and brokerage-related services in equities and listed options provided to institutional investors such as pension fund, hedge fund and mutual fund managers, and other institutional investors. Brokerage-related services are provided by SCB LLC in the United States and SCBL primarily in Europe, with research services also provided by Sanford C. Bernstein, a unit of AllianceBernstein Hong Kong Limited (a wholly-owned subsidiary of AllianceBernstein, “AB Hong Kong”), in Asia. For more information concerning the revenues we derive from Bernstein Research Services, see “Assets Under Management, Revenues and Fees” in this Item 1.

We provide fundamental company and industry research along with disciplined research into securities valuation and factors affecting stock-price movements. Our analysts are consistently among the highest ranked research analysts in industry surveys conducted by third-party organizations.

Additionally, we provide equity capital markets services to issuers of publicly-traded securities, primarily in initial public offerings and follow-on offerings, acting as manager, syndicate member or selling group member.

Assets Under Management, Revenues and Fees

The following tables summarize our AUM and revenues by distribution channel:

Assets Under Management(1)

	December 31,			% Change
	2009	2008	2007	2009-08	2008-07
		(in millions)

Institutional Services	$300,052	$291,361	$508,081	3.0%	(42.7)%
Retail Services	120,697	101,643	183,165	18.7	(44.5)
Private Client Services	74,753	68,947	109,144	8.4	(36.8)
Total	$495,502	$461,951	$800,390	7.3	(42.3)
_____________
(1)	Excludes certain non-discretionary client relationships.

Revenues

	Years Ended December 31,			% Change
	2009	2008	2007	2009-08	2008-07
		(in thousands)

Institutional Services	$811,164	$1,240,636	$1,481,885	(34.6)%	(16.3	) %
Retail Services	888,256	1,227,538	1,521,201	(27.6)	(19.3)
Private Client Services	589,665	849,830	960,669	(30.6)	(11.5)
Bernstein Research Services	434,605	471,716	423,553	(7.9)	11.4
Other(1)	187,600	(239,037)	332,441	n/m	n/m
Total Revenues	2,911,290	3,550,683	4,719,749	(18.0)	(24.8)
Less: Interest Expense	4,411	36,524	194,432	(87.9)	(81.2)
Net Revenues	$2,906,879	$3,514,159	$4,525,317	(17.3)	(22.3)
_____________
(1)
Other revenues primarily consist of dividend and interest income, investment gains (losses) and shareholder servicing fees. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

AXA and its subsidiaries, whose AUM consists primarily of fixed income investments, together constitute our largest client. Our affiliates represented approximately 22%, 21% and 15% of our company-wide AUM as of December 31, 2009, 2008 and 2007, respectively. We earned approximately 4%, 5% and 5% of our company-wide net revenues from our affiliates for each of 2009, 2008 and 2007, respectively. This AUM is included in our Institutions and Retail buy-side distribution channels.

Institutional Services

The following tables summarize our Institutional Services AUM and revenues:

Institutional Services Assets Under Management(1)
(by Investment Service)

	December 31,			% Change
	2009	2008	2007	2009-08	2008-07
	(in millions)
Value Equity:
U.S.	$19,028	$22,598	$49,235	(15.8)%	(54.1)%
Global and International	88,758	84,787	192,472	4.7	(55.9)
	107,786	107,385	241,707	0.4	(55.6)
Growth Equity:
U.S.	18,124	16,075	31,908	12.7	(49.6)
Global and International	34,762	38,034	88,691	(8.6)	(57.1)
	52,886	54,109	120,599	(2.3)	(55.1)
Fixed Income:
U.S.	71,832	66,151	73,240	8.6	(9.7)
Global and International(2)	41,083	37,900	44,066	8.4	(14.0)
	112,915	104,051	117,306	8.5	(11.3)
Other(3):
U.S.	9,677	6,617	12,426	46.2	(46.7)
Global and International(2)	16,788	19,199	16,043	(12.6)	19.7
	26,465	25,816	28,469	2.5	(9.3)
Total:
U.S.	118,661	111,441	166,809	6.5	(33.2)
Global and International	181,391	179,920	341,272	0.8	(47.3)
Total	$300,052	$291,361	$508,081	3.0	(42.7)
_____________
(1)	Excludes certain non-discretionary client relationships.

(2)	Certain client assets were reclassified among investment services to more accurately reflect how these assets are managed by our firm.

(3)	Includes index, structured, asset allocation services and other non-actively managed AUM.

Revenues from Institutional Services
(by Investment Service)

	Years Ended December 31,			% Change
	2009	2008	2007	2009-08	2008-07
	(in thousands)
Investment Advisory and Services Fees:
Value Equity:
U.S.	$57,596	$108,921	$153,747	(47.1)%	(29.2)%
Global and International	375,914	607,431	747,957	(38.1)	(18.8)
	433,510	716,352	901,704	(39.5)	(20.6)
Growth Equity:
U.S.	51,017	70,119	108,691	(27.2)	(35.5)
Global and International	150,612	276,676	311,727	(45.6)	(11.2)
	201,629	346,795	420,418	(41.9)	(17.5)
Fixed Income:
U.S.	90,798	85,333	91,144	6.4	(6.4)
Global and International	73,316	77,640	53,533	(5.6)	45.0
	164,114	162,973	144,677	0.7	12.6
Other(1):
U.S.	1,895	2,883	4,441	(34.3)	(35.1)
Global and International	9,343	11,633	10,353	(19.7)	12.4
	11,238	14,516	14,794	(22.6)	(1.9)
Total Investment Advisory and Services Fees:
U.S.	201,306	267,256	358,023	(24.7)	(25.4)
Global and International	609,185	973,380	1,123,570	(37.4)	(13.4)
	810,491	1,240,636	1,481,593	(34.7)	(16.3)
Distribution Revenues(2)	—	—	292	—	(100.0)
Shareholder Servicing Fees(2)	673	—	—	n/m	—
Total	$811,164	$1,240,636	$1,481,885	(34.6)	(16.3)
_____________
(1)	Includes index, structured, asset allocation services and other non-actively managed AUM.

(2)	For a description of distribution revenues and shareholder servicing fees, see “Retail Services” below.

As of December 31, 2009, 2008 and 2007, Institutional Services represented approximately 61%, 63% and 63%, respectively, of our company-wide AUM. The fees we earned from these services represented approximately 28%, 35% and 33% of our company-wide net revenues for 2009, 2008 and 2007, respectively.

AXA and its subsidiaries together constitute our largest institutional client. Their AUM accounted for approximately 26%, 25% and 16% of our total institutional AUM as of December 31, 2009, 2008 and 2007, respectively, and approximately 10%, 8% and 7% of our total institutional revenues for 2009, 2008 and 2007, respectively.

The institutional AUM we manage for our affiliates, along with our nine other largest institutional accounts, accounted for approximately 40% of our total institutional AUM as of December 31, 2009 and approximately 19% of our total institutional revenues for the year ended December 31, 2009. No single institutional client other than AXA and its subsidiaries accounted for more than approximately 1% of our company-wide net revenues for the year ended December 31, 2009.

We manage the assets of our institutional clients through written investment management agreements or other arrangements, all of which are generally terminable at any time or upon relatively short notice by either party. In general, our written investment management agreements may not be assigned without client consent.

We are compensated principally on the basis of investment advisory fees calculated as a percentage of assets under management. The percentage we charge varies with the type of investment service, the size of the account and the total amount of assets we manage for a particular client.

We are eligible to earn performance-based fees on approximately 13% of institutional assets under management, which are primarily invested in long-only equity and fixed income services. Performance-based fees provide for a relatively low asset-based fee plus an additional fee based on investment performance. For additional information about performance-based fees, see “General—Revenues” in this Item 1 and “Risk Factors” in Item 1A.

Retail Services

The following tables summarize our Retail Services AUM and revenues:

Retail Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2009	2008	2007	2009-08	2008-07
	(in millions)
Value Equity:
U.S.	$11,253	$12,086	$33,488	(6.9)%	(63.9)%
Global and International	26,232	28,053	56,560	(6.5)	(50.4)
	37,485	40,139	90,048	(6.6)	(55.4)
Growth Equity:
U.S.	9,552	8,494	24,637	12.5	(65.5)
Global and International	14,339	11,544	23,530	24.2	(50.9)
	23,891	20,038	48,167	19.2	(58.4)
Fixed Income:
U.S.	9,635	9,857	10,627	(2.3)	(7.2)
Global and International	30,263	20,178	29,855	50.0	(32.4)
	39,898	30,035	40,482	32.8	(25.8)
Other(1):
U.S.	16,416	9,851	4,468	66.6	120.5
Global and International	3,007	1,580	—	90.3	n/m
	19,423	11,431	4,468	69.9	155.8
Total:
U.S.	46,856	40,288	73,220	16.3	(45.0)
Global and International	73,841	61,355	109,945	20.4	(44.2)
Total	$120,697	$101,643	$183,165	18.7	(44.5)
_____________
(1)	Includes index, structured, asset allocation services and other non-actively managed AUM.

Revenues from Retail Services
(by Investment Service)

	Years Ended December 31,			% Change
	2009	2008	2007	2009-08	2008-07
	(in thousands)
Investment Advisory and Services Fees:
Value Equity:
U.S.	$45,211	$88,394	$129,125	(48.9)%	(31.5)%
Global and International	121,514	216,561	262,369	(43.9)	(17.5)
	166,725	304,955	391,494	(45.3)	(22.1)
Growth Equity:
U.S.	46,672	84,651	119,880	(44.9)	(29.4)
Global and International	85,583	130,247	168,817	(34.3)	(22.8)
	132,255	214,898	288,697	(38.5)	(25.6)
Fixed Income:
U.S.	30,219	30,888	39,644	(2.2)	(22.1)
Global and International	175,595	195,373	224,335	(10.1)	(12.9)
	205,814	226,261	263,979	(9.0)	(14.3)
Other(1):
U.S.	8,972	3,702	1,868	142.4	98.2
Global and International	9,429	1,297	—	627.0	n/m
	18,401	4,999	1,868	268.1	167.6
Total Investment Advisory and Services Fees:
U.S.	131,074	207,635	290,517	(36.9)	(28.5)
Global and International	392,121	543,478	655,521	(27.8)	(17.1)
	523,195	751,113	946,038	(30.3)	(20.6)
Distribution Revenues(2)	275,372	376,372	471,031	(26.8)	(20.1)
Shareholder Servicing Fees(2)	89,689	100,053	104,132	(10.4)	(3.9)
Total	$888,256	$1,227,538	$1,521,201	(27.6)	(19.3)
_____________
(1)	Includes index, structured, asset allocation services and other non-actively managed AUM.

(2)	For a description of distribution revenues and shareholder servicing fees, see below.

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

Fees paid by Non-U.S. Funds are reflected in investment management agreements that continue until they are terminated. Increases in these fees generally must be approved by the relevant regulatory authority, depending on the domicile and structure of the fund, and Non-U.S. Fund shareholders must be given advance notice of any fee increases.

Revenues from Retail Services represented approximately 31%, 35% and 34% of our company-wide net revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

Our Retail Products and Services include open-end mutual funds designed to fund benefits under variable annuity contracts and variable life insurance policies offered by unaffiliated life insurance companies (“Variable Product Series Fund”), and we sub-advise variable product mutual funds sponsored by affiliates. As of December 31, 2009, we managed or sub-advised approximately $36 billion of Variable Product Series Fund AUM.

The mutual funds we sub-advise for AXA and its subsidiaries together constitute our largest retail client. They accounted for approximately 25%, 21% and 22% of our total retail AUM as of December 31, 2009, 2008 and 2007, respectively, and approximately 5%, 7% and 7% of our total retail revenues for 2009, 2008 and 2007, respectively.

Our mutual fund distribution system (the “System”) includes a multi-class share structure that permits open-end AllianceBernstein Funds to offer investors various options for the purchase of mutual fund shares, including both front-end load shares and back-end load shares. For front-end load shares, AllianceBernstein Investments generally pays sales commissions to financial intermediaries distributing the funds from the front-end sales charge it receives from investors at the time of the sale. For back-end load shares, AllianceBernstein Investments pays sales commissions to financial intermediaries at the time of sale and also receives higher ongoing distribution services fees from the mutual funds. In addition, investors who redeem back-end load shares before the expiration of the minimum holding period (which ranges from one year to four years) pay a contingent deferred sales charge (“CDSC”) to AllianceBernstein Investments. We expect to recover sales commissions for back-end load shares over periods not exceeding five and one-half years through receipt of a CDSC and/or the higher ongoing distribution services fees we receive from holders of back-end load shares. Payments of sales commissions made to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $18.7 million, $33.7 million and $31.1 million, totaled approximately $31.6 million, $9.1 million and $84.1 million during 2009, 2008 and 2007, respectively. We have not offered back-end load shares to new investors in U.S. Funds since January 31, 2009.

The rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”) effectively cap the aggregate sales charges that may be received from each open-end U.S. Fund by AllianceBernstein Investments at 6.25% of cumulative gross sales (plus interest at the prime rate plus 1% per annum).

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

In addition to Rule 12b-1 Fees, AllianceBernstein Investments, at its own expense, currently provides additional payments under distribution services and educational support agreements to financial intermediaries that sell shares of our funds, a practice sometimes referred to as revenue sharing. Although the amount of payments made in any given year may vary, the total amount paid to a financial intermediary in connection with the sale of shares of U.S. Funds will generally not exceed the sum of (i) 0.25% of the current year’s fund sales by that firm, and (ii) 0.10% of average daily net assets attributable to that firm over the course of the year.

Financial intermediaries that provide accounting or record-keeping services with respect to their customers’ investments in AllianceBernstein Funds may receive specified payments from these funds or from affiliates of AllianceBernstein, including AllianceBernstein Investor Services, Inc. (one of our wholly-owned subsidiaries, “AllianceBernstein Investor Services”) and AllianceBernstein Investments.

During 2009, the 10 financial intermediaries responsible for the largest volume of sales of open-end AllianceBernstein Funds were responsible for 36% of such sales. AXA Advisors, LLC (“AXA Advisors”), a wholly-owned subsidiary of AXA Financial that utilizes members of AXA Equitable’s insurance sales force as its registered representatives, was responsible for approximately 2%, 4% and 2% of total sales of shares of open-end AllianceBernstein Funds in 2009, 2008 and 2007, respectively. AXA Advisors is under no obligation to sell a specific amount of AllianceBernstein Fund shares and also sells shares of mutual funds sponsored by other affiliates and unaffiliated organizations.

Morgan Stanley Smith Barney LLC (formed in 2009 by the combination of the Global Wealth Management group of Morgan Stanley & Co. Inc. and the Smith Barney division of Citigroup Global Markets Inc., “MSSB”) was responsible for approximately 5% of our open-end AllianceBernstein Fund sales in 2009.  Merrill Lynch & Co., Inc. (and its subsidiaries, “Merrill Lynch”), which was acquired by Bank of America Corporation in 2008, was responsible for approximately 5%, 8% and 7% of open-end AllianceBernstein Fund sales in 2009, 2008 and 2007, respectively. Citigroup Inc. (and its subsidiaries, “Citigroup”) was responsible for approximately 4%, 7% and 7% of open-end AllianceBernstein Fund sales in 2009, 2008 and 2007, respectively. MSSB, Merrill Lynch and Citigroup are not under any obligation to sell a specific amount of AllianceBernstein Fund shares and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations.

No dealer or agent has in any of the last three years accounted for more than 10% of total sales of shares of our open-end AllianceBernstein Funds.

Based on industry sales data reported by the Investment Company Institute, our market share in the U.S. mutual fund industry was approximately 1% of total industry assets in the U.S. during 2009. The investment performance of the U.S. Funds is an important factor in the sale of their shares, but there are also other factors, including the level and quality of our shareholder services (see below) and the amounts and types of distribution assistance and administrative services payments we make to financial intermediaries, which we believe are competitive with others in the industry.

AllianceBernstein Investor Services, which operates in San Antonio, Texas, provides transfer agency and related services for each open-end U.S. Fund (except the SCB Funds) and provides shareholder servicing for each open-end U.S. Fund’s shareholder accounts (approximately 3.5 million accounts in total), for which it receives a monthly fee under servicing agreements with each open-end U.S. Fund based on the number and type of shareholder accounts serviced. Each servicing agreement must be approved annually by the relevant open-end U.S. Fund’s board of directors or trustees, including a majority of the independent directors or trustees, and may be terminated by either party without penalty upon 60 days’ notice.

AllianceBernstein Funds utilize our personnel to perform most legal, clerical and accounting services. Payments to us by the U.S. Funds and certain Non-U.S. Funds for these services, which approximate $7 million per year, must be specifically approved in advance by each fund’s board of directors or trustees.

A unit of AllianceBernstein Luxembourg (“ABIS Lux”) is the transfer agent for substantially all of the Non-U.S. Funds. ABIS Lux, based in Luxembourg and supported by operations in Singapore, Hong Kong and the United States, receives a monthly fee for its transfer agency services and a transaction-based fee under various services agreements with the Non-U.S. Funds. Each agreement may be terminated by either party upon 60 days’ notice.

Private Client Services

The following tables summarize Private Client Services AUM and revenues:

Private Client Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2009	2008	2007	2009-08	2008-07
		(in millions)
Value Equity:
U.S.	$14,137	$13,254	$25,259	6.7%	(47.5)%
Global and International	11,751	11,627	25,497	1.1	(54.4)
	25,888	24,881	50,756	4.0	(51.0)
Growth Equity:
U.S.	10,384	8,425	16,004	23.3	(47.4)
Global and International	6,941	5,709	12,175	21.6	(53.1)
	17,325	14,134	28,179	22.6	(49.8)
Fixed Income:
U.S.	30,862	29,287	29,498	5.4	(0.7)
Global and International	621	606	676	2.5	(10.4)
	31,483	29,893	30,174	5.3	(0.9)
Other(1):
U.S.	15	21	25	(28.6)	(16.0)
Global and International	42	18	10	133.3	80.0
	57	39	35	46.2	11.4
Total:
U.S.	55,398	50,987	70,786	8.7	(28.0)
Global and International	19,355	17,960	38,358	7.8	(53.2)
Total	$74,753	$68,947	$109,144	8.4	(36.8)
_____________
(1)	Includes index, structured, asset allocation services and other non-actively managed AUM.

Revenues from Private Client Services
(by Investment Service)

	Years Ended December 31,			% Change
	2009	2008(1)	2007(1)	2009-08	2008-07
	(in thousands)

Investment Advisory and Services Fees:
Value Equity:
U.S.	$143,390	$232,662	$286,851	(38.4)%	(18.9	) %
Global and International	113,908	191,805	244,492	(40.6)	(21.5)
	257,298	424,467	531,343	(39.4)	(20.1)
Growth Equity:
U.S.	106,131	159,622	161,078	(33.5)	(0.9)
Global and International	68,693	106,358	121,628	(35.4)	(12.6)
	174,824	265,980	282,706	(34.3)	(5.9)
Fixed Income:
U.S.	152,205	154,936	142,078	(1.8)	9.0
Global and International	2,126	2,336	2,316	(9.0)	0.9
	154,331	157,272	144,394	(1.9)	8.9
Other(2):
U.S.	17	15	23	13.3	(34.8)
Global and International	176	43	91	309.3	(52.7)
	193	58	114	232.8	(49.1)
Total Investment Advisory and Services Fees:
U.S.	401,743	547,235	590,030	(26.6)	(7.3)
Global and International	184,903	300,542	368,527	(38.5)	(18.4)
	586,646	847,777	958,557	(30.8)	(11.6)
Distribution Revenues(3)	1,956	2,053	2,112	(4.7)	(2.8)
Shareholder Servicing Fees(3)	1,063	—	—	n/m	—
Total	$589,665	$849,830	$960,669	(30.6)	(11.5)
_____________
(1)	Certain 2008 and 2007 investment advisory fee amounts have been reclassified to confirm to our 2009 product classification.

(2)	Includes index, structured, asset allocation services and other non-actively managed AUM.

(3)	For a description of distribution revenues and shareholder servicing fees, see “Retail Services” above.

Private client accounts generally are managed pursuant to a written investment advisory agreement among the client, AllianceBernstein and SCB LLC, which usually is terminable at any time or upon relatively short notice by any party. In general, these contracts may not be assigned without the consent of the client. We are compensated under these contracts by fees calculated as a percentage of AUM at a specific point in time or as a percentage of the value of average assets under management for the applicable billing period, with these fees varying based on the types of investment services and the size of the account. The aggregate fees we charge for managing hedge funds may be higher than the fees we charge for managing other assets in private client accounts because hedge fund fees include performance-based fees, incentive allocations or carried interests in addition to asset-based fees. We are eligible to earn performance-based fees on approximately 4% of private client AUM, substantially all of which is held in hedge funds.

Revenues from Private Client Services represented approximately 20%, 24% and 21% of our company-wide net revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

Bernstein Research Services

The following table summarizes Bernstein Research Services revenues:

Revenues from Bernstein Research Services

	Years Ended December 31,			% Change
	2009	2008	2007	2009-08	2008-07
	(in thousands)

Bernstein Research Services	$434,605	$471,716	$423,553	(7.9)	11.4

We earn revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate us principally by directing SCB LLC and SCBL to execute brokerage transactions on their behalf, for which we earn transaction charges. These services accounted for approximately 15%, 13% and 9% of our company-wide net revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

Fee rates charged for brokerage transactions have declined significantly in recent years, but increases in transaction volume in both the U.S. and Europe have more than offset these decreases. For additional information, see “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

We also earn revenues from the equity capital markets services we provide to issuers of publicly-traded securities.  Depending on our role in a particular equity issuance, these revenues may take the form of underwriting fees, management fees and/or selling concessions.

Custody and Brokerage

Custody

SCB LLC acts as custodian for the majority of AllianceBernstein’s private client AUM and some of AllianceBernstein’s institutional AUM. Other custodial arrangements are maintained by client-designated banks, trust companies, brokerage firms or custodians.

Brokerage

AllianceBernstein generally has the discretion to select the broker-dealers that execute securities transactions for client accounts. When selecting brokers, we are required to obtain “best execution”. Although there is no single statutory definition, SEC releases and other legal guidelines make clear that the duty to obtain best execution requires us to seek “the most advantageous terms reasonably available under the circumstances for a customer’s account”. In addition to commission rate, we take into account such factors as current market conditions, the broker’s financial strength, and the ability and willingness of the broker to commit capital by taking positions in order to execute transactions.

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

We may use third-party brokers to effect client transactions that also sell shares of AllianceBernstein Funds or third party funds we sub-advise; however, we prohibit our investment professionals who place trades from considering these other relationships or the sale of fund shares as a factor when selecting brokers to effect transactions.

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

Each U.S. Fund is registered with the SEC under the Investment Company Act and the shares of most U.S. Funds are qualified for sale in all states in the United States and the District of Columbia, except for U.S. Funds offered only to residents of a particular state. AllianceBernstein Investor Services is registered with the SEC as a transfer and servicing agent.

SCB LLC and AllianceBernstein Investments are registered with the SEC as broker-dealers, and both are members of FINRA. SCB LLC is also a member of the NYSE and other principal U.S. exchanges. SCBL is a broker regulated by the Financial Services Authority of the United Kingdom (“FSA”) and is a member of the London Stock Exchange.  Sanford C. Bernstein, a unit of AB Hong Kong, is regulated by the Hong Kong Securities and Futures Commission.

AllianceBernstein Trust Company, LLC (“ABTC”), a wholly-owned subsidiary of AllianceBernstein, is a non-depository trust company chartered under New Hampshire law as a limited liability company. ABTC is authorized to act as trustee, executor, transfer agent, assignee, receiver, custodian, investment adviser and in any other capacity authorized for a trust company under New Hampshire law. As a state-chartered trust company exercising fiduciary powers, ABTC must comply with New Hampshire laws applicable to trust company operations (such as New Hampshire Revised Statutes Annotated Part 392), certain federal laws (such as ERISA and sections of the Bank Secrecy Act), and New Hampshire banking laws. The primary fiduciary activities of ABTC consist of serving as trustee to a series of collective investment funds, the investors of which currently are defined benefit and defined contribution retirement plans.

Many of our subsidiaries around the world are subject to minimum net capital requirements by the local laws and regulations to which they are subject. As of December 31, 2009, each of our subsidiaries subject to a minimum net capital requirement satisfied the applicable requirement.

Holding Units are listed on the NYSE and trade publicly under the ticker symbol “AB”. As a listed company, Holding is subject to applicable regulations promulgated by the NYSE.

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

AllianceBernstein is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, AllianceBernstein is subject to the 4.0% UBT. Domestic corporate subsidiaries of AllianceBernstein, which are subject to federal, state and local income taxes, are generally included in the filing of a consolidated federal income tax return with separate state and local income tax returns also being filed. Foreign corporate subsidiaries are generally subject to taxes at higher rates in the foreign jurisdictions where they are located so, as our business increasingly operates in countries other than the U.S., our effective tax rate continues to increase.

For additional information, see “Risk Factors” in Item 1A.

History and Structure

We have been in the investment research and management business for approximately 40 years. Alliance Capital was founded in 1971 when the investment management department of Donaldson, Lufkin & Jenrette, Inc. (since November 2000, a part of Credit Suisse Group) merged with the investment advisory business of Moody’s Investor Services, Inc. Bernstein was founded in 1967.

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

In October 2000, our two legacy firms, Alliance Capital and Bernstein, combined, bringing together Alliance Capital’s expertise in growth equity and corporate fixed income investing, and its family of retail mutual funds, with Bernstein’s expertise in value equity and tax-exempt fixed income management, and its Private Client and Bernstein Research Services businesses. For additional details about this business combination, see Note 2 to AllianceBernstein’s consolidated financial statements in Item 8.

As of December 31, 2009, the condensed ownership structure of AllianceBernstein was as follows (for a more complete description of our ownership structure, see “Principal Security Holders” in Item 12):

_____________
(1)	Direct and indirect ownership including unallocated Holding Units held in a trust for our long-term incentive compensation plans.

The General Partner, an indirect wholly-owned subsidiary of AXA, owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including the general partnership interests in Holding and AllianceBernstein and its 1.4% equity interest in Holding, AXA, through certain of its subsidiaries (see “Principal Security Holders” in Item 12), had an approximate 62.1% economic interest in AllianceBernstein as of December 31, 2009.

AXA and its subsidiaries own all of the issued and outstanding shares of the common stock of AXA Financial. AXA Financial indirectly owns all of the issued and outstanding shares of AXA Equitable. See “Principal Security Holders” in Item 12.

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

To grow our business, we must be able to compete effectively for assets under management. Key competitive factors include:

•	our investment performance for clients;

•	our commitment to place the interests of our clients first;

•	the quality of our research;

•	our ability to attract, retain, and motivate highly skilled, and often highly specialized, personnel;

•	the array of investment products we offer;

•	the fees we charge;

•	Morningstar/Lipper rankings for the AllianceBernstein Funds;

•	our operational effectiveness;

•	our ability to further develop and market our brand; and

•	our global presence.

Increased competition could reduce the demand for our products and services, which could have a material adverse effect on our financial condition, results of operations and business prospects.

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

Please read this section along with the description of our business in Item 1, the competition section just above and AllianceBernstein’s financial information contained in Items 6, 7 and 8. The majority of the risk factors discussed below directly affect AllianceBernstein. These risk factors also affect Holding because Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein. See also “Cautions Regarding Forward-Looking Statements” in Item 7.

Poor investment performance may lead to loss of clients and a decline in AUM and revenues.

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

Throughout 2008, and in particular during the fourth quarter, we underperformed benchmarks in virtually all of our services, in some cases by substantial amounts. In so doing, we failed to meet client expectations, which contributed to net outflows across each of our three buy-side distribution channels in 2008 and 2009. Although our investment performance improved significantly in 2009, we continued to experience net outflows in each of our three buy-side distribution channels, particularly in the Institutions channel.  Although we are hopeful that our net outflows will continue to decline, this will depend on a number of factors, including our ability to sustain our improved investment performance, which cannot be assured, and the view that clients have of us as investment managers. Continuation of substantial net outflows for an extended period may have a significantly adverse effect on our results of operations and business prospects.

Changes in financial market levels have a direct and significant impact on our assets under management; a significant reduction in assets under management has a material adverse effect on our results of operations and business prospects.

Performance of financial markets (both domestic and international), global economic conditions, industry trends, interest rates, inflation rates, tax regulation changes and other factors that are difficult to predict affect the mix, market value and level of assets under management. Investment advisory and services fees, the largest component of revenues, are generally calculated as a percentage of the value of assets under management and vary with the type of account managed. Accordingly, fee income generally increases or decreases as assets under management increase or decrease and is affected by market appreciation or depreciation, inflow of new client assets (including purchases of mutual fund shares) and outflow of client assets (including redemption of mutual fund shares). In addition, changing market conditions and investment trends, particularly with respect to retirement savings, may reduce interest in certain of our investment products and may result in a reduction in assets under management

Significant weakness and volatility in global credit markets, particularly the rapid deterioration of the mortgage markets in the United States and Europe, during the second half of 2007 and early in 2008 was followed by global economic turmoil during the second half of 2008 and early in 2009. These conditions had a significant adverse affect on our 2009 and 2008 results of operations.  Although global markets improved during 2009, there can be no assurance that such improvement will continue or that market conditions will not deteriorate again, which may have a significant adverse effect on our results of operations and business prospects.

Prolonged weakness in asset values may result in impairment of goodwill, intangible assets and the deferred sales commission asset.

If market conditions deteriorate significantly and securities valuations are depressed for prolonged periods of time (factors that are beyond our control), our AUM, revenues, profitability and unit price may be adversely affected. As a result, goodwill, intangible assets and/or the deferred sales commission asset may become impaired. The occurrence of an impairment would require a material charge to our earnings. For additional information about our impairment testing, see Item 7.

Our business is dependent on investment advisory, selling and distribution agreements that are subject to termination or non-renewal on short notice.

We derive most of our revenues pursuant to written investment management agreements (or other arrangements) with institutional investors, mutual funds and private clients, and selling and distribution agreements between AllianceBernstein Investments and financial intermediaries that distribute AllianceBernstein Funds. Generally, the investment management agreements (and other arrangements) are terminable at any time or upon relatively short notice by either party. The selling and distribution agreements are terminable by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of fund shares. In addition, investors in AllianceBernstein Funds can redeem their investments without notice. Any termination of, or failure to renew, a significant number of these agreements, or a significant increase in redemption rates, could have a material adverse effect on our results of operations and business prospects.

Furthermore, the investment management agreements pursuant to which we manage the U.S. Funds must be renewed and approved by the Funds’ boards of directors or trustees annually.  A significant majority of the directors/trustees are independent.  Consequently, there can be no assurance that the board of directors or trustees of each fund will approve the fund’s investment management agreement each year, or will not condition its approval on revised terms that may be adverse to us.

Our ability to establish new client relationships and maintain existing ones is partly dependent on our relationships with various financial intermediaries and consultants that are not obligated to continue to work with us.

Our ability to market our Retail Products and Services, sub-advisory services and certain other investment services is partly dependent on our access to securities firms, brokers, banks and other intermediaries. These intermediaries generally offer their clients investment products in addition to, and in competition with, our products. In addition, certain institutional investors rely on consultants to advise them on the choice of investment adviser, and our Institutional Services are not always considered among the best choices by consultants. Also, our Private Client Services group relies on referrals from financial planners, registered investment advisers and other professionals. We cannot be certain that we will continue to have access to, or receive referrals from, these third parties. Loss of such access or referrals could have a material adverse effect on our results of operations and business prospects. For example, one or more investment consultants could advise their clients to move their assets away from us to other investment advisers, which could result in significant net outflows.

We may be unable to continue to attract and retain key personnel.

Our business depends on our ability to attract, retain and motivate highly skilled, and often highly specialized, technical, managerial and executive personnel; there is no assurance that we will be able to do so.

The market for qualified research analysts, portfolio managers, financial advisers, traders and other professionals is extremely competitive and is characterized by frequent movement of these investment professionals among different firms. Portfolio managers and financial advisers often maintain strong, personal relationships with their clients so their departure could cause us to lose client accounts, which could have a material adverse effect on our results of operations and business prospects.

We may enter into more performance-based fee arrangements with our clients in the future, which could cause greater fluctuations in our revenues.

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. In addition, some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve the performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on approximately 13% of the assets we manage for institutional clients and approximately 4% of the assets we manage for private clients (in total, approximately 9% of our company-wide AUM). If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. Our performance-based fees in 2009, 2008 and 2007 were $29.8 million, $13.4 million and $81.2 million, respectively.

Approximately 72% of our hedge fund AUM is subject to high-watermarks, and we ended the fourth quarter of 2009 with approximately 89% of this AUM below high-watermarks by 10% or more. This will make it very difficult for us to earn performance-based fees in most of our hedge funds in 2010.

If we are unable to maintain our fee levels, or if our mix of assets under management changes, our results of operations may be adversely affected.

A shift from active equity services towards fixed income services and passive services may result in a corresponding decline in revenues and income because we generally earn higher fees from assets invested in our active equity services than in our fixed income services or passive services. A shift from global and international services to U.S. services may have a similar effect. The global economic turmoil experienced during the second half of 2008 and early in 2009 caused some investors to shift their investment preferences from active equities to fixed income, passive and money market products (some of which we do not offer), and this trend may continue or accelerate.

In addition, we may be required to reduce our fee levels, or restructure the fees we charge, because of, among other things, regulatory initiatives (whether industry-wide or specifically targeted), court decisions and competitive considerations.  A reduction in fees will reduce our revenues.  A reduction in revenues, without a commensurate reduction in expenses, will adversely affect our results of operations.

We may engage in strategic transactions that could pose risks.

As part of our business strategy, we consider potential strategic transactions, including acquisitions, dispositions, consolidations, joint ventures and similar transactions, some of which may be material.  These transactions, if undertaken, may involve a number of risks and present financial, managerial and operational challenges, including:

•	adverse effects on our earnings if acquired intangible assets or goodwill become impaired;

•	existence of unknown liabilities or contingencies that arise after closing; and

•	potential disputes with counterparties.

Acquisitions also pose the risk that any business we acquire may lose customers or employees or could underperform relative to expectations. Furthermore, strategic transactions may require us to increase our leverage or, if we issue AllianceBernstein Units or Holding Units to fund an acquisition, dilute the holdings of our existing Unitholders.

Because many of our subsidiary operations are located outside of the United States and have functional currencies other than the U.S. dollar, changes in exchange rates to the U.S. dollar affect our reported financial results from one period to the next.

Although the largest components of our net revenues and expenses, as well as our AUM, are presently derived from the United States, we have subsidiaries outside of the United States whose functional currencies are not the U.S. dollar.  As a result, fluctuations in exchange rates to the U.S. dollar affect our reported financial results from one period to the next.  We may not be successful in our efforts to hedge our exposure to such fluctuations, which could have a negative effect on our reported financial results.

The individuals, counterparties or issuers on which we rely in the course of performing services for us or our clients may be unable or unwilling to honor their contractual obligations to us.

We rely on various third party counterparties and other vendors to fulfill their obligations to us, whether specified by contract, course of dealing or otherwise. Default rates, downgrades and disputes with counterparties as to the valuation of collateral increase significantly in times of market stress.  Furthermore, disruptions in the financial markets and other economic challenges, like those presented by the recent global financial crisis, may cause our counterparties and other vendors to experience significant cash flow problems or even render them insolvent, which may expose us to significant costs.

Maintaining adequate liquidity for our general business needs depends upon certain factors, including operating cash flows and our access to credit on reasonable terms.

Our financial condition is dependent on our cash flow from operations, which is subject to the performance of the capital markets, our ability to maintain and grow client assets under management and other factors beyond our control. Our ability to issue public or private debt on reasonable terms may be limited by adverse market conditions, our profitability, our creditworthiness as perceived by lenders and changes in government regulations, including tax rates and interest rates.  Furthermore, our access to bank credit or the debt markets depends significantly on our credit ratings.  A downgrade to our credit ratings could increase our borrowing costs and limit our access to the capital markets. If we are unable to obtain funds and/or financing, we may be forced to incur unanticipated costs or revise our strategic plans, which could have a material adverse effect on our financial condition, results of operations and business prospects.

Unpredictable events, including natural disaster, technology failure and terrorist attack, may adversely affect our ability to conduct business.

War, terrorist attack, power failure, natural disaster and rapid spread of serious disease could interrupt our operations by:

•	causing disruptions in U.S. or global economic conditions, thereby decreasing investor confidence and making investment products generally less attractive;

•	inflicting loss of life;

•	triggering massive technology failures or delays; and

•	requiring substantial capital expenditures and operating expenses to remediate damage and restore operations.

Our operations require experienced, professional staff. Loss of a substantial number of such persons or an inability to provide properly equipped places for them to work may, by disrupting our operations, adversely affect our financial condition, results of operations and business prospects.

We depend on various systems and technologies for our business to function properly and to safeguard confidential information.

We utilize software and related technologies throughout our business, including both proprietary systems and those provided by outside vendors. Although we have established and tested business continuity plans, we may experience systems delays and interruptions and it is not possible to predict with certainty all of the adverse effects that could result from our failure, or the failure of a third party, to efficiently address these problems. These adverse effects could include the inability to perform critical business functions or failure to comply with financial reporting and other regulatory requirements, which could lead to loss of client confidence, harm to our reputation, exposure to disciplinary action and liability to our clients. Accordingly, potential system failures and the cost necessary to correct those failures could have a material adverse effect on our results of operations and business prospects.

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

Weaknesses or failures in our internal processes or systems could lead to disruption of our operations, liability to clients, exposure to disciplinary action or harm to our reputation. Our business is highly dependent on our ability to process, on a daily basis, large numbers of transactions, many of which are highly complex, across numerous and diverse markets. These transactions generally must comply with investment guidelines, as well as stringent legal and regulatory standards.

Despite the contingency plans and facilities we have in place, our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our operations and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services we may use or third parties with which we conduct business. If a disruption occurs in one location and our employees in that location are unable to occupy our offices or communicate with or travel to other locations, our ability to conduct business with and on behalf of our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel.

Our obligations to clients require us to exercise skill, care and prudence in performing our services. Despite our employees being highly trained and skilled, the large number of transactions we process makes it highly likely that errors will occasionally occur. Should we make a mistake in performing our services that costs our clients money, we have a duty to act promptly to put the clients in the position they would have been in had we not made the error. The occurrence of mistakes, particularly significant ones, can have a material adverse effect on our reputation, results of operations and business prospects.

We may not accurately value the securities we hold on behalf of our discretionary clients or our company investments.

In accordance with applicable regulatory requirements, our obligations under investment management agreements with our clients and, if the client is a U.S. Fund, the approval and direction of the U.S. Fund’s board of directors or trustees, we employ procedures for the pricing and valuation of securities and other positions held in client accounts or for company investments. We have established a Valuation Committee, composed of senior officers and employees, which oversees pricing controls and valuation processes. Where market quotations for a security are not readily available, the Valuation Committee determines a fair value for the security.

Extraordinary volatility in financial markets, significant liquidity constraints or our not adequately accounting for one or more factors when fair valuing a security based on information with limited market observability could result in our failing to properly value securities we hold for our clients or investments accounted for on our balance sheet. Improper valuation would likely result in our basing fee calculations on inaccurate AUM figures, our striking incorrect net asset values for company-sponsored mutual funds or, in the case of company investments, our inaccurately calculating and reporting our financial condition and operating results. Although the overall percentage of our AUM that we fair value based on information with limited market observability is not significant, inaccurate fair value determinations can harm our clients and create regulatory issues.

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

Our substantial underperformance in virtually all of our investment services during 2008 injured our reputation among many clients, prospects and consultants. We are focused on continuing the improved investment performance we delivered in 2009 and, in so doing, rebuilding our reputation. Failure in this endeavor, however, could have a material adverse effect on our reputation, results of operations and business prospects.

We may not always successfully manage actual and potential conflicts of interest that arise in our business.

Our reputation is one of our most important assets. As our business and client base expands, we increasingly must manage actual and potential conflicts of interest, including situations where our services to a particular client conflict, or are perceived to conflict, with the interests of another client, as well as situations where certain of our employees have access to material non-public information that may not be shared with all employees of our firm. Failure to adequately address potential conflicts of interest could adversely affect our reputation, results of operations and business prospects.

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

Rates we charge for brokerage transactions have declined significantly in recent years, and we expect those declines to continue. In addition, recent capital markets and economic turmoil may reduce market volumes. Combined, these two factors may adversely affect Bernstein Research Services revenue.

Electronic, or “low-touch”, trading approaches represent a growing percentage of buy-side trading activity and produce transaction fees for execution-only services that are a small fraction of traditional full service fee rates. As a result, blended pricing for the industry and SCB has declined in recent years. In addition, fee rates charged by SCB and other brokers for traditional brokerage services have also historically experienced price pressure, and we expect these trends to continue. While increases in transaction volume and market share have in the past more than offset decreases in rates, this may not continue. Recent economic and market turmoil has severely impacted much of SCB’s client base, which in the near-term may adversely affect transaction volume generally.

Despite our efforts to manage exposures from principal positions taken by our sell-side business, these positions are subject to market risk.

Our sell-side business may use the firm’s capital to facilitate customer transactions, primarily relating to our trading activities in listed options.  The resulting principal positions are exposed to market risk.  We seek to manage this risk both by engaging in transactions designed to hedge the market risk and by maintaining a risk platform that includes the measurement and monitoring of financial exposures and operational processes.  Our ability to manage this risk may be limited, however, by adverse changes in the liquidity of the security or the hedging instrument and in the correlation of price movements between the security and the hedging instrument.  Similarly, the risk monitoring and risk mitigation techniques we employ and the related judgments we make cannot anticipate every possible economic and financial circumstance and outcome.  Consequently, we may incur losses, which would adversely affect our results of operations and require us to increase our regulatory capital.

The costs of insurance are substantial and may increase.

Our insurance expenses are significant and can fluctuate significantly from year to year. Although these expenses slightly decreased in 2009, future increases are possible. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. As we renew our insurance policies, we may be subject to additional costs resulting from rising premiums, the assumption of higher deductibles and/or co-insurance liability. Also, there can be no assurance that a claim or claims will be covered by our insurance policies or, if covered, will not exceed the limits of available insurance coverage, or that our insurers will remain solvent and meet their obligations.

Our business is subject to pervasive global regulation, the compliance with which could involve substantial expenditures of time and money, and the violation of which may result in material adverse consequences.

Virtually all aspects of our business are subject to federal and state laws and regulations, rules of securities regulators and exchanges, and laws in the foreign countries in which our subsidiaries conduct business. If we violate these laws or regulations, we could be subject to civil liability, criminal liability or sanction, including revocation of our and our subsidiaries’ registrations as investment advisers or broker-dealers, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business. A regulatory proceeding, even if it does not result in a finding of wrongdoing or sanction, could require substantial expenditures of time and money. Any such liability or sanction could have a material adverse effect on our financial condition, results of operations and business prospects. These laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including, in some cases, the power to limit or restrict doing business for failure to comply with such laws and regulations. Moreover, regulators in non-U.S. jurisdictions could change their policies or laws in a manner that might restrict or otherwise impede our ability to market, distribute or register investment products in their respective markets. These local requirements could increase the expenses we incur in a specific jurisdiction without any corresponding increase in revenues from operating in the jurisdiction.

Due to the extensive laws and regulations to which we are subject, we devote substantial time and effort to legal and regulatory compliance issues.

Regulation of the financial services industry is evolving.

As an investment firm, we are subject to financial services laws, regulations, corporate governance requirements, administrative actions and policies in each location in which we operate. In 2009, as many emergency government programs slowed or wound down, global regulatory and legislative focus generally moved to a second phase of broader reform and a restructuring of financial institution regulation. Legislators and regulators, particularly in the United States and Europe, are currently considering a wide range of proposals that, if enacted, may result in changes to the manner in which our global operations are regulated.

The financial services industry is intensely competitive.

We compete on the basis of a number of factors, including our array of investment services, our investment performance for our clients, innovation, reputation and price. By having a global presence, we may face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to expand. Furthermore, our poor investment performance during 2008, and what may be diminished confidence in our services on the part of clients and consultants, may make it more difficult for us to compete effectively.  For additional information regarding competitive factors, see “Competition” in Item 1.

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

AllianceBernstein Units are illiquid.

There is no public trading market for AllianceBernstein Units and AllianceBernstein does not anticipate that a public trading market will ever develop. The AllianceBernstein Partnership Agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer which may cause AllianceBernstein to be classified as a “publicly-traded partnership” as defined in Section 7704 of the Code shall be deemed void and shall not be recognized by AllianceBernstein. In addition, AllianceBernstein Units are subject to significant restrictions on transfer; all transfers of AllianceBernstein Units are subject to the written consent of AXA Equitable and the General Partner pursuant to the AllianceBernstein Partnership Agreement. Generally, neither AXA Equitable nor the General Partner will permit any transfer that it believes would create a risk that AllianceBernstein would be treated as a corporation for tax purposes. AXA Equitable and the General Partner have implemented a transfer policy that requires a seller to locate a purchaser, and imposes annual volume restrictions on transfers. You may request a copy of the transfer program from our corporate secretary (corporate_secretary@alliancebernstein.com). Also, we have filed the transfer program as Exhibit 10.06 to this Form 10-K.

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

AllianceBernstein is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, AllianceBernstein is subject to the 4.0% UBT. Domestic corporate subsidiaries of AllianceBernstein, which are subject to federal, state and local income taxes, are generally included in the filing of a consolidated federal income tax return with separate state and local income tax returns being filed. Foreign corporate subsidiaries are generally subject to taxes at higher rates in the foreign jurisdiction where they are located. As our business increasingly operates in countries other than the U.S., our effective tax rate may increase because our international subsidiaries are subject to corporate level taxes in the jurisdictions where they are located.

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

In 2007 and again in 2009, Congress proposed tax legislation that would cause certain PTPs to be taxed as corporations, thus subjecting their income to a higher level of income tax. Holding is a PTP that derives its income from asset manager or investment management services through its ownership interest in AllianceBernstein. The legislation, in the form proposed, would not affect Holding’s tax status. However, we cannot predict whether, or in what form, the proposed tax legislation will pass, and are unable to determine what effect any new legislation might have on us. If Holding were to lose its federal tax status as a grandfathered PTP, it would be subject to corporate income tax, which would reduce materially its net income and quarterly distributions to Holding Unitholders.

In its current form, the proposed legislation would not affect AllianceBernstein because it is a private partnership.

Item 1B.	Unresolved Staff Comments

Neither AllianceBernstein nor Holding has unresolved comments from the staff of the SEC to report.

Item 2.	Properties

Our principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease which extends until 2029. We currently occupy approximately 882,770 square feet of space at this location. We also occupy approximately 312,301 square feet of space at 135 West 50th Street, New York, New York under a lease expiring in 2029 and approximately 249,217 square feet of space at One North Lexington, White Plains, New York under a lease expiring in 2031. AllianceBernstein Investments and AllianceBernstein Investor Services occupy approximately 92,067 square feet of space in San Antonio, Texas under a lease expiring in 2029. We also lease space in 18 other cities in the United States.

Our subsidiaries and joint venture companies lease space in 27 cities outside the United States, the most significant of which are in London, England under leases expiring between 2010 and 2022, and in Tokyo, Japan under a lease expiring in 2018.

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

We have previously reported the filing of a purported class action complaint entitled Hindo, et al. v. AllianceBernstein Growth & Income Fund, et al. and our involvement in various other market timing-related matters. There have been no significant developments in these matters since we filed our Form 10-Q for the quarter ended September 30, 2009, in which these matters are more completely described. These matters are also described in Note 7 to Holding’s financial statements in Item 8.

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

Neither AllianceBernstein nor Holding submitted a matter to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Holding Units and AllianceBernstein Units; Cash Distributions

Holding Units are listed on the NYSE and trade publicly under the ticker symbol “AB”.

There is no established public trading market for AllianceBernstein Units, which are subject to significant restrictions on transfer. In general, transfers of AllianceBernstein Units will be allowed only with the written consent of both AXA Equitable and the General Partner. Generally, neither AXA Equitable nor the General Partner will permit any transfer that it believes would create a risk that AllianceBernstein would be treated as a corporation for tax purposes. AXA Equitable and the General Partner have implemented a transfer policy, a copy of which you may request from our corporate secretary (corporate_secretary@alliancebernstein.com). Also, we have filed the transfer program as Exhibit 10.06 to this Form 10-K.

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

The tables set forth below provide the distributions of Available Cash Flow made by AllianceBernstein and Holding during 2009 and 2008 and the high and low sale prices of Holding Units reflected on the NYSE composite transaction tape during 2009 and 2008:

	Quarters Ended 2009
	December 31	September 30	June 30	March 31	Total

Cash distributions per AllianceBernstein Unit(1)	$0.70	$0.74	$0.48	$0.14	$2.06
Cash distributions per Holding Unit(1)	$0.62	$0.67	$0.41	$0.07	$1.77
Holding Unit prices:
High	$28.91	$27.81	$22.62	$23.27
Low	$24.40	$17.83	$14.28	$10.12

	Quarters Ended 2008
	December 31	September 30	June 30	March 31	Total

Cash distributions per AllianceBernstein Unit(1)	$0.37	$0.70	$1.06	$0.94	$3.07
Cash distributions per Holding Unit(1)	$0.29	$0.60	$0.96	$0.83	$2.68
Holding Unit prices:
High	$38.90	$57.11	$67.75	$78.00
Low	$11.49	$32.00	$54.50	$53.63
_____________
(1)	Declared and paid during the following quarter.

On December 31, 2009, the closing price of a Holding Unit on the NYSE was $28.10 per Unit and there were 1,148 Holding Unitholders of record for approximately 80,000 beneficial owners. On December 31, 2009, there were 507 AllianceBernstein Unitholders of record, and we do not believe there are substantial additional beneficial owners.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not engage in any unregistered sales of our securities during the last three years.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information relating to any Holding Units bought by us or one of our affiliates in the fourth quarter of the fiscal year covered by this report:

Issuer Purchases of Equity Securities

	Total Number of Holding Units Purchased	Average Price Paid Per Holding Unit, net of Commissions	Total Number of Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Holding Units that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
Period
10/1/09-10/31/09(1)	3,167	$24.74	—	—
11/1/09-11/30/09	—	—	—	—
12/1/09-12/31/09(2)	292,350	25.92	—	—
Total	295,517	$25.91	—	—
_____________
(1)
On October 2 and 16, 2009, we purchased from employees 2,932 Holding Units and 235 Holding Units, respectively, to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(2)
On December 1 and 18, 2009, we purchased from employees 12,086 Holding Units and 280,264 Holding Units, respectively, to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

Neither AllianceBernstein nor any of our affiliates purchased AllianceBernstein Units during the fourth quarter of the fiscal year covered by this report.

Item 6.	Selected Financial Data

AllianceBernstein Holding L.P.

Selected Financial Data

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per unit amounts)
INCOME STATEMENT DATA:
Equity in net income attributable to AllianceBernstein Unitholders	$192,513	$278,636	$415,256	$359,469	$275,054
Income taxes	25,324	33,910	39,104	34,473	26,990
Net income	$167,189	$244,726	$376,152	$324,996	$248,064
Basic net income per unit	$1.80	$2.79	$4.35	$3.85	$3.04
Diluted net income per unit	$1.80	$2.79	$4.32	$3.82	$3.02
CASH DISTRIBUTIONS PER UNIT(1)	$1.77	$2.68	$4.33	$4.02	$3.00
BALANCE SHEET DATA AT PERIOD END:
Total assets	$1,912,301	$1,601,442	$1,575,234	$1,568,034	$1,377,054
Partners’ capital	$1,910,118	$1,596,155	$1,567,460	$1,559,188	$1,368,846
_____________
(1)	Holding is required to distribute all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders.

AllianceBernstein L.P.

Selected Consolidated Financial Data

	Years Ended December 31,
	2009	2008(1)	2007(1)	2006(1)	2005(1)
	(in thousands, except per unit amounts and unless otherwise indicated)
INCOME STATEMENT DATA:
Revenues:
Investment advisory and services fees	$1,920,332	$2,839,526	$3,386,188	$2,890,229	$2,259,392
Distribution revenues	277,328	378,425	473,435	421,045	397,800
Bernstein research services	434,605	471,716	423,553	375,075	352,757
Dividend and interest income	26,730	91,752	284,014	266,520	152,781
Investment gains (losses)	144,447	(349,172)	29,690	62,200	29,070
Other revenues	107,848	118,436	122,869	123,171	116,788
Total revenues	2,911,290	3,550,683	4,719,749	4,138,240	3,308,588
Less: interest expense	4,411	36,524	194,432	187,833	95,863
Net revenues	2,906,879	3,514,159	4,525,317	3,950,407	3,212,725

Expenses:
Employee compensation and benefits	1,298,053	1,454,691	1,833,796	1,547,627	1,262,198
Promotion and servicing:
Distribution plan payments	207,643	274,359	335,132	292,886	291,953
Amortization of deferred sales commissions	54,922	79,111	95,481	100,370	131,979
Other	173,250	207,506	252,468	218,944	198,004
General and administrative	558,361	539,198	574,506	574,904	378,856
Interest on borrowings	2,696	13,077	23,970	23,124	25,109
Amortization of intangible assets	21,126	20,716	20,716	20,710	20,700
Total expenses	2,316,051	2,588,658	3,136,069	2,778,565	2,308,799
Operating income	590,828	925,501	1,389,248	1,171,842	903,926
Non-operating income	33,657	18,728	15,756	20,196	34,446
Income before income taxes	624,485	944,229	1,405,004	1,192,038	938,372
Income taxes	45,977	95,803	127,845	75,045	64,571
Net income	578,508	848,426	1,277,159	1,116,993	873,801
Net income of consolidated entities attributable to non-controlling interests	(22,381)	(9,186)	(16,715)	(8,392)	(5,483)
Net income attributable to AllianceBernstein Unitholders	$556,127	$839,240	$1,260,444	$1,108,601	$868,318
Basic net income per AllianceBernstein Unit	$2.07	$3.18	$4.80	$4.26	$3.37
Diluted net income per AllianceBernstein Unit	$2.07	$3.18	$4.77	$4.22	$3.35
Operating margin(2)	19.6%	26.1%	30.3%	29.5%	28.0%
CASH DISTRIBUTIONS PER ALLIANCEBERNSTEIN UNIT(3)	$2.06	$3.07	$4.77	$4.42	$3.33
BALANCE SHEET DATA AT PERIOD END:
Total assets	$7,214,940	$8,503,459	$9,368,754	$10,601,105	$9,490,480
Debt	$248,987	$284,779	$533,872	$334,901	$407,291
Total Capital	$4,701,955	$4,486,826	$4,688,878	$4,624,512	$4,312,042
ASSETS UNDER MANAGEMENT AT PERIOD END (in millions)	$495,502	$461,951	$800,390	$716,921	$578,552
_____________
(1)
Certain prior-year amounts have been reclassified to conform to our 2009 presentation. See Note 2 to AllianceBernstein’s consolidated financial statements in Item 8 for a discussion of reclassifications.

(2)	Operating income less net income attributable to non-controlling interests as a percentage of net revenue.

(3)	AllianceBernstein is required to distribute all of its Available Cash Flow, as defined in the AllianceBernstein Partnership Agreement, to its unitholders and the General Partner.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Our firm rebounded from a very difficult 2008, posting strong relative investment returns for clients across our global platform.  While we enhanced our investment process using the lessons learned last year, we stayed true to our philosophy of fusing our high-quality, in-depth fundamental research with innovative quantitative tools to deliver outperformance to our clients.

The strong capital markets of 2009, coupled with our broad-based relative outperformance, enabled us to grow client assets under management (“AUM”) in 2009, despite increased client outflows for the full year.  These outflows peaked in the second quarter of 2009, and we are confident that the trend of improving sales over the second half of 2009 will continue into 2010.  The successful launch of new services in all our buy-side distribution channels, which we are aggressively pursuing, will aid in achieving this goal.

For the fourth quarter of 2009, the performance of our investment services relative to benchmarks or peer averages was strong in non-U.S. growth equities and fixed income but mixed in our value services.  For the full year 2009, most of our services outperformed, materially so in many cases, exemplified by the exceptional returns in our blend strategies portfolios, with our top four institutional blend services outperforming their benchmarks by 280 to over 1,000 basis points for the year.  Furthermore, fixed income services had a stellar year, with three of our five largest institutional services outperforming benchmarks by more than 1,000 basis points.  In addition, three of our four largest retail fixed income services generated returns of more than 1,500 basis points above peer averages.

Our total AUM increased $33.5 billion, or 7.3% during 2009, driven by market appreciation of $107.4 billion, partly offset by net outflows of $73.9 billion.  Net outflows occurred primarily in our value and growth equity services, while our fixed income services experienced modest net outflows and our other investment services achieved modest net inflows.

Institutional AUM increased $8.6 billion, or 3.0%, to $300.0 billion during 2009, due to strong investment returns of $66.1 billion, largely offset by net outflows of $57.7 billion.  While our pipeline of won but unfunded mandates decreased by 52.2% to $3.6 billion from $7.6 billion during 2009, our pipeline increased by 27.6% during the second half of 2009 from $2.8 billion at the end of the second quarter.  Strong relative performance led to some notable account wins in the latter part of the year, most notably in fixed income and regional value services.

Retail AUM increased $19.1 billion, or 18.7%, to $120.7 billion during 2009, led by market appreciation of $28.3 billion, partly offset by net outflows of $9.2 billion.  Virtually all of the year’s net outflows occurred during the first three quarters of 2009.  Gross sales continued to improve throughout the year to $7.8 billion in the fourth quarter of 2009 as compared to $5.9 billion during the previous quarter.

Private Client AUM increased $5.8 billion, or 8.4%, to $74.8 billion during 2009, as market appreciation of $13.0 billion was partly offset by net outflows of $7.0 billion.  Gross sales of $2.4 billion and net outflows of $0.8 billion in the fourth quarter compared favorably to the first three quarters of 2009.

Despite lower Bernstein Research Services revenues in 2009 compared to 2008, due primarily to market forces, our sell-side business made important strides in gaining market share and launching new products.  We anticipate this trend will continue as we further globalize our research footprint and expand our array of client services in 2010.  Specifically, we aim to increase our U.S. and European research market share, build out our newly-established Asia research platform, expand equity derivatives and electronic trading services, and develop our nascent equity capital markets business.

Our full year 2009 net revenues decreased $607.3 million, or 17.3%, compared to 2008, led by a $919.2 million, or 32.4%, decrease in investment advisory and services fees and a $101.1 million decrease in distribution revenues.  Conversely, investment gains (losses) had a positive effect on net revenues of $493.7 million, primarily the result of 2009 gains of $120.5 million on investments related to employee deferred compensation awards, as compared to 2008 losses of $325.0 million.  Full year operating expenses declined $272.6 million, or 10.5%, compared to 2008 driven mostly by lower employee compensation and benefits of $156.6 million, a reflection of the 22.9% reduction in headcount during the last 15 months, and lower promotion and servicing expenses of $125.2 million principally resulting from lower average Retail Services AUM.  Accordingly, 2009 diluted net income per Holding Unit fell to $1.80, down 35.5% compared to $2.79 for 2008.  In addition, our operating margin decreased 650 basis points from 26.1% in 2008 to 19.6% in 2009, due primarily to the decrease in investment advisory and services fees, partially offset by positive investment gains and lower operating expenses.

Global equity markets are still only halfway back to their October 2007 peak.  Furthermore, cumulative 10-year returns for the S&P 500 and MSCI World indices are both still negative.  With profitability at 30-year lows, we expect corporate earnings to rise and to see significant opportunities emerge for active asset managers.

Our firm experienced a transitional year in 2009.  We began the year with three main objectives: improving investment performance, reducing net asset outflows and right sizing our firm.  We believe we succeeded on all three fronts.  We are now focused on continuing to provide solid investment returns and world class service for our clients, expanding our product offerings, acquiring new clients, engaging and motivating our employees, and improving returns for Unitholders.

Holding

Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein limited partnership Units. Holding's financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AllianceBernstein.

Results of Operations

	Years Ended December 31,			% Change
	2009	2008	2007	2009-08	2008-07
	(in thousands, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$556,127	$839,240	$1,260,444	(33.7)%	(33.4)%
Weighted average equity ownership interest	34.6%	33.2%	32.9%
Equity in net income attributable to AllianceBernstein Unitholders	$192,513	$278,636	$415,256	(30.9)	(32.9)
Net income of Holding	$167,189	$244,726	$376,152	(31.7)	(34.9)
Diluted net income per Holding Unit	$1.80	$2.79	$4.32	(35.5)	(35.4)
Distribution per Holding Unit(1)	$1.77	$2.68	$4.33	(34.0)	(38.1)
_____________
(1)	2008 distribution excludes a $35.3 million insurance reimbursement.

In 2009 and 2008, net income and diluted net income per unit decreased from prior years due to lower equity in net income attributable to AllianceBernstein Unitholders.

Proposed Tax Legislation

See “Risk Factors” in Item 1A.

Capital Resources and Liquidity

The following table identifies selected items relating to capital resources and liquidity:

	Years Ended December 31,			% Change
	2009	2008	2007	2009-08	2008-07
	(in millions)

Partners’ capital, as of December 31	$1,910.1	$1,596.2	$1,567.5	19.7%	1.8%
Distributions received from AllianceBernstein	160.1	338.4	449.3	(52.7)	(24.7)
Distributions paid to unitholders	(133.1)	(301.4)	(408.7)	(55.8)	(26.3)
Proceeds from exercise of compensatory options to buy Holding Units	-	13.5	50.1	(100.0)	(73.0)
Investment in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	-	(13.5)	(50.1)	(100.0)	(73.0)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plan awards, net	(7.0)	(2.4)	(50.9)	196.1	(95.4)
Issuance of Holding Units to fund deferred compensation plan awards	272.2	70.9	—	284.1	n/m
Available Cash Flow	169.3	235.1	374.3	(28.0)	(37.2)

Cash and cash equivalents were zero as of December 31, 2009, 2008 and 2007. Cash inflows from AllianceBernstein distributions received were offset by cash distributions paid to unitholders and income taxes paid. Holding is required to distribute all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders (including the General Partner). Management believes that the cash flow from its investment in AllianceBernstein will provide Holding with the resources to meet its financial obligations. See “Statements of Changes in Partners’ Capital and Comprehensive Income” and “Statements of Cash Flows” in Holding’s financial statements in Item 8.  Issuances of Holding Units increased significantly in 2009 due to the grant of restricted Holding Units as long-term incentive compensation (see Note 16 to AllianceBernstein’s consolidated financial statements in Item 8 and “Compensation Elements for Executive Officers—Long-term Incentive Compensation” in Item 11 for a further description of restricted Holding Unit Awards).

Commitments and Contingencies

See Note 7 to Holding’s financial statements in Item 8.

AllianceBernstein

Assets Under Management

Assets under management by distribution channel were as follows:

	As of December 31,			% Change
	2009	2008	2007	2009-08	2008-07
	(in billions)

Institutions	$300.0	$291.4	$508.1	3.0%	(42.7)%
Retail	120.7	101.6	183.2	18.7	(44.5)
Private Client	74.8	69.0	109.1	8.4	(36.8)
Total	$495.5	$462.0	$800.4	7.3	(42.3)

Assets under management by investment service were as follows:

	As of December 31,			% Change
	2009	2008	2007	2009-08	2008-07
	(in billions)
Equity
Value:
U.S.	$44.4	$47.9	$108.0	(7.3)%	(55.6)%
Global & international	126.8	124.5	274.5	1.8	(54.7)
	171.2	172.4	382.5	(0.7)	(54.9)
Growth:
U.S.	38.1	33.0	72.5	15.4	(54.5)
Global & international	56.0	55.3	124.4	1.4	(55.6)
	94.1	88.3	196.9	6.6	(55.2)
Total Equity	265.3	260.7	579.4	1.8	(55.0)
Fixed Income:
U.S.	112.3	105.3	113.4	6.7	(7.1)
Global & international(1)	72.0	58.7	74.6	22.6	(21.3)
	184.3	164.0	188.0	12.4	(12.8)
Other (2):
U.S.	26.1	16.5	16.9	58.3	(2.5)
Global & international(1)	19.8	20.8	16.1	(4.6)	29.6
	45.9	37.3	33.0	23.2	13.1
Total:
U.S.	220.9	202.7	310.8	9.0	(34.8)
Global & international	274.6	259.3	489.6	5.9	(47.0)
Total	$495.5	$462.0	$800.4	7.3	(42.3)
_____________
(1)	Certain client assets were reclassified among investment services to more accurately reflect how these assets are managed by our firm.

(2)	Includes index, structured, asset allocation services and other non-actively managed AUM.

Changes in assets under management during 2009 were as follows:

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income(1)	Other (1)(2)	Total
	(in billions)

Balance as of December 31, 2008	$291.4	$101.6	$69.0	$462.0	$172.4	$88.3	$164.0	$37.3	$462.0
Long-term flows:
Sales/new accounts	16.2	23.0	7.5	46.7	8.7	6.4	24.6	7.0	46.7
Redemptions/terminations	(56.2)	(25.8)	(8.0)	(90.0)	(46.3)	(22.2)	(19.9)	(1.6)	(90.0)
Cash flow/unreinvested dividends	(17.7)	(6.4)	(6.5)	(30.6)	(11.8)	(6.1)	(7.9)	(4.8)	(30.6)
Net long-term (outflows) inflows	(57.7)	(9.2)	(7.0)	(73.9)	(49.4)	(21.9)	(3.2)	0.6	(73.9)
Transfers	0.2	—	(0.2)	—	—	—	—	—	—
Market appreciation	66.1	28.3	13.0	107.4	48.2	27.7	23.5	8.0	107.4
Net change	8.6	19.1	5.8	33.5	(1.2)	5.8	20.3	8.6	33.5
Balance as of December 31, 2009	$300.0	$120.7	$74.8	$495.5	$171.2	$94.1	$184.3	$45.9	$495.5
_____________
(1)	Certain client assets were reclassified among investment services to more accurately reflect how these assets are managed by our firm.

(2)	Includes index, structured, asset allocation services and other non-actively managed AUM.

Changes in assets under management during 2008 were as follows:

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income(1)	Other (1)(2)	Total
	(in billions)

Balance as of December 31, 2007	$508.1	$183.2	$109.1	$800.4	$382.5	$196.9	$188.0	$33.0	$800.4
Long-term flows:
Sales/new accounts	38.5	23.3	11.0	72.8	30.9	16.3	21.8	3.8	72.8
Redemptions/terminations	(34.9)	(39.8)	(8.3)	(83.0)	(41.1)	(23.0)	(18.6)	(0.3)	(83.0)
Cash flow/unreinvested dividends	(18.0)	(8.6)	(7.4)	(34.0)	(19.1)	(11.5)	(11.5)	8.1	(34.0)
Net long-term (outflows) inflows	(14.4)	(25.1)	(4.7)	(44.2)	(29.3)	(18.2)	(8.3)	11.6	(44.2)
Transfers	(10.6)	10.6	—	—	—	—	—	—	—
Market depreciation	(191.7)	(67.1)	(35.4)	(294.2)	(180.8)	(90.4)	(15.7)	(7.3)	(294.2)
Net change	(216.7)	(81.6)	(40.1)	(338.4)	(210.1)	(108.6)	(24.0)	4.3	(338.4)
Balance as of December 31, 2008	$291.4	$101.6	$69.0	$462.0	$172.4	$88.3	$164.0	$37.3	$462.0
_____________
(1)	Certain client assets were reclassified among investment services to more accurately reflect how these assets are managed by our firm.

(2)	Includes index, structured, asset allocation services and other non-actively managed AUM.

Average assets under management by distribution channel and investment service were as follows:

	Years Ended December 31,			% Change
	2009	2008	2007	2009-08	2008-07
	(in billions)

Distribution Channel:
Institutions	$284.9	$426.5	$491.1	(33.2)%	(13.1)%
Retail	105.1	145.4	180.5	(27.7)	(19.4)
Private Client	68.6	93.2	104.8	(26.4)	(11.1)
Total	$458.6	$665.1	$776.4	(31.1)	(14.3)

Investment Service:
Value Equity	$160.6	$297.9	$373.3	(46.1)%	(20.2)%
Growth Equity	86.1	152.6	186.0	(43.6)	(17.9)
Fixed Income(1)	170.8	182.2	179.0	(6.2)	1.8
Other(1)(2)	41.1	32.4	38.1	26.6	(14.8)
Total	$458.6	$665.1	$776.4	(31.1)	(14.3)
_____________
(1)	Certain client assets were reclassified among investment services to more accurately reflect how these assets are managed by our firm.

(2)	Includes index, structured, asset allocation services and other non-actively managed AUM.

Consolidated Results of Operations

	Years Ended December 31,			% Change
	2009	2008	2007	2009-08	2008-07
	(in millions, except per unit amounts)

Net revenues	$2,906.9	$3,514.2	$4,525.3	(17.3)%	(22.3)%
Expenses	2,316.1	2,588.7	3,136.1	(10.5)	(17.5)
Operating income	590.8	925.5	1,389.2	(36.2)	(33.4)
Non-operating income	33.7	18.7	15.8	79.7	18.9
Income before income taxes	624.5	944.2	1,405.0	(33.9)	(32.8)
Income taxes	46.0	95.8	127.9	(52.0)	(25.1)
Net income	578.5	848.4	1,277.1	(31.8)	(33.6)
Net income of consolidated entities attributable to non-controlling interests	(22.4)	(9.2)	(16.7)	143.6	(45.0)
Net income attributable to AllianceBernstein Unitholders	$556.1	$839.2	$1,260.4	(33.7)	(33.4)
Diluted net income per AllianceBernstein Unit	$2.07	$3.18	$4.77	(34.9)	(33.3)
Distributions per AllianceBernstein Unit(1)	$2.06	$3.07	$4.77	(32.9)	(35.6)
Operating margin(2)	19.6%	26.1%	30.3%
_____________
(1)	2008 distribution excludes a $35.3 million insurance reimbursement.

(2)	Operating income less net income attributable to non-controlling interests as a percentage of net revenues.

In 2009, net income attributable to AllianceBernstein Unitholders decreased $283.1 million, or 33.7%, to $556.1 million and net income per AllianceBernstein Unit decreased $1.11, or 34.9%, to $2.07.  The decrease was primarily due to lower investment advisory and services fees and distribution revenues, partially offset by investment gains (compared to losses in 2008), lower promotion and servicing expenses and lower employee compensation and benefits expenses.

In 2008, net income attributable to AllianceBernstein Unitholders decreased $421.2 million, or 33.4%, to $839.2 million, and net income per AllianceBernstein Unit decreased $1.59, or 33.3%, to $3.18. The decrease was due primarily to lower investment advisory and services fees resulting from lower AUM and significant mark-to-market losses on investments related to deferred compensation plan obligations, partially offset by lower employee compensation and benefits and promotion and servicing expenses.

Expense Reduction

The substantial decrease in AUM and the resulting decrease in fee revenues from levels during the first nine months of 2008 led us to undertake initiatives in the fourth quarter of 2008 that resulted in significant reductions in operating expenses and capital expenditures.

We continued those initiatives in 2009 as we reduced our headcount by 628, or 12.6%, during the year to 4,369, which, along with the reduction in force that occurred during the fourth quarter of 2008, represents a reduction of nearly 1,300 staff members, a 22.9% decline from our headcount peak during the third quarter of 2008. These actions reduced our fixed compensation costs (salaries and fringe benefits) by approximately $130 million.  Despite taking these measures, we believe we have retained the intellectual capital required to service our clients and grow our business.

We have also reduced other controllable operating expenses, including print, mail, travel and entertainment, recruitment, seminars, market data services, communications, temporary help and technology consulting, by approximately $75 million in 2009 as compared to 2008. In addition, we have eliminated or deferred nearly $150 million of planned capital expenditures since the beginning of 2008.

If AUM increases, higher revenues should result which, when supported by a lower expense base, will generate a greater amount of income.

Units Outstanding

In December 2009, we issued approximately 8.5 million Holding Units to fund the 2009 restricted Holding Unit awards to eligible employees.  The dilutive effect to earnings per Unit (“EPU”) during the fourth quarter of 2009 was not significant due to the timing of the issuance.  However, the dilutive effect to EPU and per Unit distributions in 2010 will be approximately 3%.  At the present time, management has not determined the extent to which we will repurchase units during future periods to minimize this dilutive impact.

Net Revenues

The following table summarizes the components of net revenues:

	Years Ended December 31,			% Change
	2009	2008	2007	2009-08	2008-07
	(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$792.4	$1,229.1	$1,416.0	(35.5)%	(13.2)%
Performance-based fees	18.1	11.5	65.6	56.6	(82.4)
	810.5	1,240.6	1,481.6	(34.7)	(16.3)
Retail:
Base fees	522.8	751.0	946.0	(30.4)	(20.6)
Performance-based fees	0.4	0.1	—	394.6	n/m
	523.2	751.1	946.0	(30.3)	(20.6)
Private Client:
Base fees	575.3	846.0	943.0	(32.0)	(10.3)
Performance-based fees	11.3	1.8	15.6	521.3	(88.3)
	586.6	847.8	958.6	(30.8)	(11.6)
Total:
Base fees	1,890.5	2,826.1	3,305.0	(33.1)	(14.5)
Performance-based fees	29.8	13.4	81.2	121.8	(83.4)
	1,920.3	2,839.5	3,386.2	(32.4)	(16.1)
Distribution revenues	277.3	378.4	473.4	(26.7)	(20.1)
Bernstein research services	434.6	471.7	423.5	(7.9)	11.4
Dividend and interest income	26.7	91.8	284.0	(70.9)	(67.7)
Investment gains (losses)	144.5	(349.2)	29.7	n/m	n/m
Other revenues	107.9	118.5	122.9	(8.9)	(3.6)
Total revenues	2,911.3	3,550.7	4,719.7	(18.0)	(24.8)
Less: Interest expense	4.4	36.5	194.4	(87.9)	(81.2)
Net revenues	$2,906.9	$3,514.2	$4,525.3	(17.3)	(22.3)

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees are generally calculated as a percentage of the value of assets under management as of a specified date, or as a percentage of the value of average assets under management for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as average assets under management increase or decrease and is therefore affected by the amount and timing of market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, and shifts of assets between accounts or products with different fee structures.

We calculate AUM using established fair valuation methodologies, including market-based valuation methods and fair valuation methods. Market-based valuation methods include: last sale/settle prices from an exchange for actively-traded listed equities, options and futures; evaluated bid prices from recognized pricing vendors for fixed income, asset-backed or mortgage-backed issues; mid prices from recognized pricing vendors and brokers for credit default swaps; and quoted bids or spreads from pricing vendors and brokers for other derivative products. Fair valuation methods include discounted cash flow models, evaluation of assets versus liabilities or any other methodology that is validated and approved by our Valuation Committee. Fair valuation methods are used only where AUM cannot be valued using market-based valuation methods, such as in the case of private equity or illiquid securities. Fair valued investments typically make up less than 1% of our total AUM. Market volatility has not had a significant effect on our ability to acquire market data and, accordingly, our ability to use market-based valuation methods.

The Valuation Committee, which is composed of senior officers and employees, is responsible for overseeing the pricing and valuation of all investments held in client and AllianceBernstein portfolios. The Valuation Committee has adopted a Statement of Pricing Policies describing principles and policies that apply to pricing and valuing investments held in client and AllianceBernstein portfolios. We have also established a Pricing Group, which reports to the Valuation Committee. The Valuation Committee has delegated to the Pricing Group responsibility for monitoring the pricing process for all investments.

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on approximately 13% of the assets we manage for institutional clients and approximately 4% of the assets we manage for private clients (in total, approximately 9% of our company-wide AUM). If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. Approximately 72% of our hedge fund AUM is subject to high-watermarks and we ended the fourth quarter of 2009 with approximately 89% of this AUM below high-watermarks by 10% or more. This will make it very difficult for us to earn performance-based fees in most of our hedge funds in 2010.

Our investment advisory and services fees decreased 32.4% in 2009, primarily due to a decrease of 31.1% in average assets under management. For 2008, investment advisory and services fees decreased 16.1%, primarily due to a 14.3% decrease in average assets under management.

Institutional investment advisory and services fees decreased $430.1 million, or 34.7%, in 2009, primarily as a result of a decrease of 33.2% in average assets under management and the impact of a shift in product mix. For information regarding product mix changes, see “Risk Factors” in Item 1A.  Institutional investment advisory and services fees decreased 16.3% in 2008 as a result of a decrease in average assets under management of 13.1% and a decrease in performance-based fees of $54.1 million.

Retail investment advisory and services fees decreased $227.9 million, or 30.3%, in 2009, as average assets under management decreased 27.7% and fee realization rates declined due to product mix changes. Retail investment advisory and services fees decreased 20.6% in 2008 due primarily to a decrease of 19.4% in average assets under management.

Private Client investment advisory and services fees decreased $261.2 million, or 30.8%, in 2009, primarily as a result of lower base fees reflecting a decrease in billable assets under management of 27.6% and the impact of product mix changes. Private Client investment advisory and services fees decreased 11.6% in 2008 as a result of lower base fees from a 7.4% decrease in billable assets under management and the impact of a change in product mix.

Distribution Revenues

AllianceBernstein Investments and AllianceBernstein (Luxembourg) S.A. (each a wholly-owned subsidiary of AllianceBernstein) act as distributor and/or placing agent of company-sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur. Distribution revenues decreased $101.1 million, or 26.7%, and $95.0 million, or 20.1%, in 2009 and 2008, respectively, principally due to lower average mutual fund assets under management.

Bernstein Research Services

Bernstein Research Services revenue consists principally of transaction charges received for providing equity research and brokerage-related services to institutional investors. Bernstein Research Services also earns revenues in the form of underwriting fees, management fees and/or selling concessions from issuers of publicly-traded securities to which we provide equity capital markets services. Revenues from Bernstein Research Services decreased $37.1 million, or 7.9%, in 2009. Despite higher volumes in the U.S. and Europe, reflecting market share gains, and revenues from new services, revenue declined due to a mix shift towards low-touch trading and lower security valuations in Europe, where trades are priced in basis points.  Revenues from Bernstein Research Services increased 11.4% for 2008 due to significantly higher revenues from U.S. operations partially offset by a decline in Europe.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, decreased $33.0 million, or 59.6%, in 2009 due primarily to lower interest earned on U.S. Treasury Bill balances and other investments, reflecting lower interest rates and lower average balances, partially offset by lower interest expense reflecting lower balances in customers’ brokerage accounts and lower interest rates. Dividend and interest income, net of interest expense, decreased $34.3 million, or 38.3%, in 2008. The decrease was due primarily to lower dividends from our deferred compensation-related investments as well as lower interest earned on our stock borrow and loan activity resulting from the outsourcing of our hedge fund prime brokerage operations in the fourth quarter of 2007.

Investment Gains (Losses)

Investment gains (losses) consists primarily of realized and unrealized investment gains or losses on trading investments and investments owned by our consolidated venture capital fund, realized gains or losses on the sale of available-for-sale investments, and equity in earnings of investments in limited partnership hedge funds that we sponsor and manage. Investment gains (losses) increased $493.7 million, primarily due to gains on investments related to deferred compensation plan obligations of $120.5 million in 2009 compared to losses of $325.0 million in 2008, as well as realized and unrealized gains on other investments. Investment gains (losses) decreased $378.9 million in 2008, due primarily to significant realized and unrealized losses on investments related to deferred compensation plan obligations in 2008 of $325.0 million as compared to gains in 2007 of $4.8 million, as well as realized and unrealized losses on other investments.

Other Revenues, Net

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues decreased 8.9% in 2009 and 3.6% in 2008, due primarily to lower shareholder servicing fees as a result of fewer shareholder accounts.

Expenses

The following table summarizes the components of expenses:

	Years Ended December 31,			% Change
	2009	2008	2007	2009-08	2008-07
	(in millions)

Employee compensation and benefits	$1,298.1	$1,454.7	$1,833.8	(10.8)%	(20.7)%
Promotion and servicing	435.8	561.0	683.1	(22.3)	(17.9)
General and administrative	558.4	539.2	574.5	3.6	(6.1)
Interest	2.7	13.1	24.0	(79.4)	(45.4)
Amortization of intangible assets	21.1	20.7	20.7	2.0	—
Total	$2,316.1	$2,588.7	$3,136.1	(10.5)	(17.5)

Employee Compensation and Benefits

We had 4,369 full-time employees as of December 31, 2009 compared to 4,997 as of year-end 2008 and 5,580 as of year-end 2007. Employee compensation and benefits, which represented approximately 56%, 56% and 58% of total expenses in 2009, 2008 and 2007, respectively, consist of  salaries (including severance), annual cash incentive awards, annual expense associated with the accrual of unvested deferred incentive compensation awards (net of forfeitures), commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

In 2009, base compensation, fringe benefits and other employment costs decreased $131.4 million, or 18.3%, compared to 2008 primarily from workforce reductions.  Incentive compensation increased $85.5 million, or 23.2%, primarily due to higher deferred compensation expense resulting from mark-to-market gains on related investments, partially offset by lower cash incentive payments. Commission expense declined by $110.8 million, or 29.9%, reflecting lower sales volume and revenues across all distribution channels.

In 2008, base compensation, fringe benefits and other employment costs increased $69.9 million, or 10.8%, compared to 2007 primarily as a result of higher salaries from higher headcount throughout most of the year and $42.7 million in severance and severance-related items due to workforce reductions primarily in the fourth quarter, partially offset by lower recruitment costs and lower payroll taxes as a result of lower incentive compensation. Incentive compensation decreased $370.6 million, or 50.2%, primarily as a result of lower annual cash payments and lower deferred compensation expense resulting from mark-to-market losses on related investments. Commission expense decreased $78.4 million, or 17.4%, reflecting lower sales volumes and revenues across our Institutions, Retail and Private Client distribution channels.

Promotion and Servicing

Promotion and servicing expenses, which represented approximately 19%, 22% and 22% of total expenses in 2009, 2008 and 2007, respectively, include distribution plan payments to financial intermediaries for distribution of AllianceBernstein mutual funds and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load shares of AllianceBernstein mutual funds. See “Capital Resources and Liquidity” in this Item 7 and Note 11 to AllianceBernstein’s consolidated financial statements in Item 8 for further discussion of deferred sales commissions. Also included in this expense category are costs related to travel and entertainment, advertising, promotional materials, and investment meetings and educational seminars for financial intermediaries that distribute our mutual fund products.

Promotion and servicing expenses decreased 22.3% in 2009 and 17.9% in 2008, primarily due to lower distribution plan payments (resulting from lower average Retail Services assets under management), lower amortization of deferred sales commissions, and lower travel and entertainment expenses.

General and Administrative

General and administrative expenses, which represented approximately 24%, 21% and 18% of total expenses in 2009, 2008 and 2007, respectively, include technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses increased $19.2 million or 3.6% in 2009, and decreased $35.3 million, or 6.1% in 2008.

The increase in 2009 was due to an insurance reimbursement of $35.3 million received in 2008 and foreign exchange losses in 2009 compared to gains in 2008, partially offset by lower office-related and technology expenses.

The decrease in 2008 reflects the insurance reimbursement of $35.3 million, reduced operational errors and higher foreign exchange gains, partially offset by higher occupancy costs.

Interest on Borrowings

Interest on our borrowings decreased $10.4 million, or 79.4%, in 2009, primarily as a result of significantly lower interest rates and lower borrowing levels. Interest on our borrowings for 2008 decreased $10.9 million, or 45.4%, the result of lower interest rates.

Non-Operating Income

Non-operating income consists of contingent purchase price payments earned from the disposition in 2005 of our cash management services. Non-operating income increased $15.0 million, or 79.7% in 2009, primarily due to a one-time $10.0 million contingent payment we earned during the third quarter of 2009.  We will continue to earn annual contingent payments through March 2010. Non-operating income for 2008 increased $2.9 million, or 18.9%, due to higher contingent payments earned in 2008.

Income Taxes

AllianceBernstein, a private limited partnership, is not subject to federal or state corporate income taxes. However, we are subject to the New York City unincorporated business tax. Our domestic corporate subsidiaries are subject to federal, state and local income taxes, and are generally included in the filing of a consolidated federal income tax return. Separate state and local income tax returns are also filed. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdictions where they are located.

Income tax expense decreased $49.8 million, or 52.0% in 2009.  The decrease is primarily the result of lower earnings and a lower effective tax rate, reflecting lower pre-tax earnings of our foreign subsidiaries where tax rates are generally higher. Income tax expense decreased $32.1 million, or 25.1%, in 2008 reflecting lower pre-tax earnings and the recognition of $12.9 million of net unrecognized tax benefits during the fourth quarter of 2008 due primarily to the settlement of certain tax audits.

Net Income of Consolidated Entities Attributable to Non-Controlling Interests

Net income of consolidated entities attributable to non-controlling interests consists of 90% limited partner interests in our consolidated venture capital fund (of which 10% is owned by AXA and its subsidiaries and 80% is owned by an unaffiliated client) and our 50% interests in consolidated joint ventures in Australia and New Zealand (of which the remaining 50% is owned by AXA and its subsidiaries). Net income of consolidated entities attributable to non-controlling interests increased $13.2 million due to higher gains on investments owned by our consolidated venture capital fund, partly offset by lower joint venture earnings. Net income of consolidated entities attributable to non-controlling interests decreased $7.5 million in 2008, primarily as a result of lower net unrealized gains on investments owned by our consolidated venture capital fund.

Capital Resources and Liquidity

The following table identifies selected items relating to capital resources and liquidity:

				% Change
	2009	2008	2007	2009 - 08	2008 - 07
	(in millions, except per unit amounts)
As of December 31:
Total capital	$4,702.0	$4,486.8	$4,688.9	4.8%	(4.3)%
Cash and cash equivalents	614.2	552.6	576.4	11.2	(4.1)
For the years ended December 31:
Cash flow from operations	625.5	1,364.8	1,215.2	(54.2)	12.3
Proceeds from sales (purchases) of investments, net	(3.5)	21.0	26.5	n/m	(20.6)
Capital expenditures	(53.8)	(75.2)	(137.5)	(28.5)	(45.3)
Distributions paid to General Partners and unitholders	(464.7)	(1,019.7)	(1,364.6)	(54.4)	(25.3)
Purchases of Holding Units to fund deferred compensation plan awards, net	(7.0)	(2.4)	(50.9)	196.1	(95.4)
Issuance of Holding Units to fund deferred compensation plan awards	272.2	70.9	—	284.1	n/m
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	-	13.5	50.1	(100.0)	(73.0)
(Repayment) issuance of commercial paper, net	(36.8)	(260.1)	175.8	(85.9)	n/m
Available Cash Flow	559.7	810.2	1,253.2	(30.9)	(35.3)

Cash and cash equivalents increased $61.6 million in 2009 and decreased $23.8 million in 2008. Cash inflows are primarily provided by operations, issuance of commercial paper and proceeds from sales of investments. Significant cash outflows include cash distributions paid to the General Partner and unitholders, capital expenditures, repayment of commercial paper and purchases of Holding Units to fund deferred compensation plans.  Issuances of Holding Units increased significantly in 2009 due to the grant of restricted Holding Units as long-term incentive compensation (see Note 16 to AllianceBernstein’s consolidated financial statements in Item 8 and “Compensation Elements for Executive Officers—Long-term Incentive Compensation” in Item 11 for a further description of restricted Holding Unit Awards).

Contingent Deferred Sales Charge

See Note 11 to AllianceBernstein’s consolidated financial statements in Item 8.

Debt and Credit Facilities

Total credit available, debt outstanding and weighted average interest rates were as follows:

	As of December 31,
	2009			2008
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)

Revolving credit facility(1)	$751.0	$—	—%	$715.2	$—	—%
Commercial paper(1)	249.0	249.0	0.2	284.8	284.8	1.8
Total revolving credit facility - AllianceBernstein(1)	1,000.0	249.0	0.2	1,000.0	284.8	1.8
Revolving credit facility – SCB LLC(1)	950.0	—	—	950.0	—	—
Uncommitted line of credit – SCB LLC	—	—	—	—	—	—
Uncommitted bank facilities – SCB LLC	—	—	—	—	—	—
Total	$1,950.0	$249.0	0.2	$1,950.0	$284.8	1.8
_____________
(1)	Commercial paper and amounts outstanding under the revolving credit facility are short-term in nature, and as such, recorded value is estimated to approximate fair value.

We have a $1.0 billion five-year revolving credit facility with a group of commercial banks and other lenders which expires in 2011. The revolving credit facility is intended to provide back-up liquidity for our $1.0 billion commercial paper program, although we borrow directly under the facility from time to time. Amounts borrowed under the commercial paper program reduce amounts available for direct borrowing under the revolving credit facility on a dollar-for-dollar basis. Our interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (“LIBOR”) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We are in compliance with these covenants.

SCB LLC has a $950 million three-year revolving credit facility with a group of commercial banks to fund its activities resulting from engaging in certain securities trading (including derivatives) and custody activities on behalf of private clients and participating in equity capital offerings on behalf of issuers of publicly-traded securities. The facility expires in 2011.  Under the revolving credit facility, the interest rate, at the option of SCB LLC, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate. This revolving credit facility contains covenants which, among other things, require AllianceBernstein, as guarantor, to meet the same financial ratios contained in its $1.0 billion revolving credit facility. We are in compliance with these covenants.

SCB LLC has four separate uncommitted credit facilities with various banks totaling $525 million, a decrease from five facilities totaling $775 million as of December 31, 2008.  In addition, SCB LLC has two lines of credit with a commercial bank as of December 31, 2009 and 2008, one for $75 million secured by pledges of U.S. Treasury Bills and a second for $50 million secured by pledges of equity securities.

Our financial condition and access to public and private debt markets should provide adequate liquidity for our general business needs. Management believes that cash flow from operations and the issuance of debt and AllianceBernstein Units or Holding Units will provide us with the resources necessary to meet our financial obligations. See “Risk Factors” in Item 1A and “Cautions Regarding Forward-Looking Statements” in this Item 7 for a discussion of credit markets and our ability to renew our credit facilities at expiration.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have no off-balance sheet arrangements other than the guarantees and contractual obligations that are discussed below.

Guarantees

In January 2008, AllianceBernstein and AXA executed guarantees in connection with the $950 million SCB LLC facility. If SCB LLC is unable to meet its obligations, AllianceBernstein or AXA will pay the obligations when due or on demand. AllianceBernstein will reimburse AXA to the extent AXA must pay on its guarantee. This agreement remains in effect until the later of payment in full of any borrowings under the credit facility has been made or the facility expires.

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

We also have three smaller guarantees totaling approximately $12 million, under which we guaranteed certain obligations in the ordinary course of business of three foreign subsidiaries.

We have not been required to perform under any of the above agreements and currently have no liability in connection with these agreements.

Aggregate Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009:

	Contractual Obligations
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)

Commercial paper	$249.0	$249.0	$-	$-	$-
Operating leases, net of sublease commitments	2,361.1	120.0	269.5	278.7	1,692.9
Funding commitments	55.9	22.7	16.0	14.8	2.4
Accrued compensation and benefits	295.7	166.1	66.3	32.3	31.0
Unrecognized tax benefits	7.4	2.6	4.8	-	-
Total	$2,969.1	$560.4	$356.6	$325.8	$1,726.3
During July 2009, we entered into a subscription agreement under which we committed to invest up to $40 million in a venture capital fund over a six-year period. As of December 31, 2009, we have not funded any of this commitment. In February 2010, we received an initial $1.6 million capital call. Also during July 2009, we were selected by the U.S. Treasury Department as one of nine pre-qualified investment managers under the Public-Private Investment Program. As part of the program, each investment manager is required to invest a minimum of $20 million in the Public-Private Investment Fund they manage. As of December 31, 2009, we had funded $4.1 million of this commitment.

Accrued compensation and benefits amounts in the table above exclude our accrued pension obligation. Any amounts reflected on the consolidated balance sheet as payables (to broker-dealers, securities sold not yet purchased, brokerage clients and company-sponsored mutual funds) and accounts payable and accrued expenses are excluded from the table above.

We expect to make contributions to our qualified profit sharing plan of approximately $15.0 million in each of the next four years and to contribute an estimated $6.0 million to our qualified retirement plan during 2010.

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

Deferred Sales Commission Asset

Management tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares are updated quarterly and include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of December 31, 2009, management used average market return assumptions of 5% for fixed income securities and 8% for equities to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions, determined by reference to actual redemption experience over the five-year, three-year, one-year and three-month periods ended December 31, 2009, and calculated as a percentage of the company’s average assets under management represented by back-end load shares, ranged from 21% to 24% for U.S. fund shares and 27% to 40% for non-U.S. fund shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. As of December 31, 2009, management determined that the deferred sales commission asset was not impaired. However, if redemption rates increase in 2010, this asset may become impaired. If management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount. Any impairment could reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to our earnings.  Effective January 31, 2009, back-end load shares are no longer offered by our U.S. Funds to new investors.

Goodwill

We test goodwill annually, as of September 30, for impairment. The carrying value of goodwill is also reviewed if facts and circumstances, such as significant declines in assets under management, revenues, earnings or our Holding Unit price, occur, suggesting possible impairment. As of September 30, 2009, the impairment test indicated that goodwill was not impaired.

The impairment analysis is a two-step process. The first step involves determining whether the estimated fair value of AllianceBernstein, the reporting unit, exceeds its book value. If the fair value of the company exceeds its book value, goodwill is not impaired. However, if the book value exceeds the fair value of the company, goodwill may be impaired and additional analysis is required. The second step compares the fair value of the company to the aggregated fair values of its individual assets and liabilities to determine the amount of impairment, if any.

There are several methods of estimating AllianceBernstein’s fair value, including valuation techniques such as discounted expected cash flows and market valuation (the number of AllianceBernstein Units outstanding multiplied by Holding Unit price). Determining estimated fair value using a discounted cash flow valuation technique consists of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows to arrive at a present value amount that approximates fair value. In our tests, our discounted expected cash flow model uses management’s current business plan, which factors in current market conditions and all material events that have impacted, or that we believed at the time could potentially impact, future expected cash flows for the first four years and a compounded annual growth rate thereafter.

To the extent that securities valuations are depressed for prolonged periods of time, our assets under management, revenues, profitability and unit price would likely be adversely affected. As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

Retirement Plan

We maintain a qualified, noncontributory, defined benefit retirement plan covering current and former employees who were employed by the company in the United States prior to October 2, 2000. The amounts recognized in the consolidated financial statements related to the retirement plan are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which liabilities could be settled, rates of annual salary increases and mortality rates. The assumptions are reviewed annually and may be updated to reflect the current environment. Key assumptions are described in Note 14 to AllianceBernstein’s consolidated financial statements in Item 8. In accordance with U.S. generally accepted accounting principles, actual results that differ from those assumed are accumulated and amortized over future periods and, therefore, affect expense recognized and liabilities recorded in future periods.

As of December 31, 2008, we amended the retirement plan to provide that participants will not accrue any additional benefits (i.e., service and compensation after December 31, 2008 will not be taken into account in determining participants’ retirement benefits).

In developing the expected long-term rate of return on plan assets of 8.0%, we considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class. We assumed a target allocation weighting of 50% to 70% for equity securities, 20% to 40% for debt securities, and 0% to 10% for real estate investment trusts. Exposure of the total portfolio to cash equivalents on average should not exceed 5% of the portfolio’s value on a market value basis. The plan seeks to provide a rate of return that exceeds applicable benchmarks over rolling five-year periods. The benchmark for the plan’s large cap domestic equity investment strategy is the S&P 500 Index; the small cap domestic equity investment strategy is measured against the Russell 2000 Index; the international equity investment strategy is measured against the MSCI EAFE Index; and the fixed income investment strategy is measured against the Barclays Aggregate Bond Index. The actual rates of return on plan assets were 29.4%, (45.8)% and 4.1% in 2009, 2008 and 2007, respectively. A 25 basis point adjustment, up or down, in the expected long-term rate of return on plan assets would have decreased or increased the 2009 net pension expense of $1.6 million by approximately $0.1 million.

The objective of our discount rate assumption was to reflect the rate at which our pension obligations could be effectively settled. In making this determination, we took into account the timing and amount of benefits that would be payable under the plan’s lump sum option. Our methodology for selecting the discount rate as of December 31, 2009 was to match the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Benefit cash flows due in a particular year can be “settled” theoretically by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. The selection of the 6.05% discount rate as of December 31, 2009 represents the Mercer Human Resources yield curve (to the nearest five basis points). The discount rate as of December 31, 2008 was 6.20%, which was used in developing the 2009 net pension charge. A lower discount rate increases pension expense and the present value of benefit obligations. A 25 basis point adjustment, up or down, in the discount rate (along with a corresponding adjustment in the assumed lump sum interest rate) would have decreased or increased the 2009 net pension expense of $1.6 million by approximately $0.1 million.

Loss Contingencies

Management continuously reviews with legal counsel the status of regulatory matters and pending or threatened litigation. We evaluate the likelihood that a loss contingency exists and record a loss contingency if it is probable and reasonably estimable as of the date of the financial statements. See Note 11 to AllianceBernstein’s consolidated financial statements in Item 8.

Accounting Pronouncements

See Note 22 to AllianceBernstein’s consolidated financial statements in Item 8.

Cautions Regarding Forward-Looking Statements

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Item 1A. Any or all of the forward-looking statements that we make in this Form 10-K, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our financial condition, results of operations and business prospects.

The forward-looking statements referred to in the preceding paragraph include statements regarding:

•
Our optimism regarding improving sales and declining net outflows: Our ability to sustain our improved investment performance, as well as the actual performance of the capital markets and other factors beyond our control, will affect our asset flows.

•
Our pipeline of new institutional client mandates not yet funded: Before they are funded, institutional mandates do not represent legally binding commitments to fund and, accordingly, the possibility exists that not all mandates will be funded in the amounts and at the times we currently anticipate.

•
Our expectation that we will further globalize our sell-side research footprint and expand our array of client services in 2010:  Factors beyond our control, including the effect of the performance of the financial markets on our results of operations, may adversely affect our ability to implement our strategic initiatives.

•
Our expectation that corporate earnings will rise: The extent to which global economies have recently stabilized is not necessarily indicative of future earnings growth and there are significant obstacles that may hinder sustained growth. The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset flows.

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

•
Our expectation that increased levels of AUM should lead to increased revenues which, when supported by a lower expense base, will generate a greater amount of income: Unanticipated events and factors, including pursuit of strategic initiatives, may cause us to expand our expense base, thus limiting the extent to which we benefit from any positive leverage in future periods. Growth in our revenues will depend on the level of our assets under management, which in turn depends on factors such as the actual performance of the capital markets, the performance of our investment products and other factors beyond our control.

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

Holding

Market Risk, Risk Management and Derivative Financial Instruments

Holding’s sole investment is AllianceBernstein Units. Holding did not own, nor was it a party, to any derivative financial instruments during the years ended December 31, 2009, 2008 and 2007.

AllianceBernstein

Market Risk, Risk Management and Derivative Financial Instruments

AllianceBernstein’s investments consist of trading and available-for-sale investments, and other investments. Trading and available-for-sale investments include United States Treasury Bills, equity and fixed income mutual funds investments, exchange-traded options and various separately-managed portfolios. Trading investments are purchased for short-term investment, principally to fund liabilities related to deferred compensation plans and to seed new investment services.  Although available-for-sale investments are purchased for long-term investment, the portfolio strategy considers them available-for-sale from time to time due to changes in market interest rates, equity prices and other relevant factors. Other investments include investments in hedge funds sponsored by AllianceBernstein and other private investment vehicles.

Trading and Non-Trading Market Risk Sensitive Instruments

Investments with Interest Rate Risk—Fair Value

The table below provides our potential exposure with respect to our fixed income investments, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing as of December 31, 2009 and 2008. Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent our view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of our investments in fixed income mutual funds and fixed income hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2009		2008
	Fair Value	Effect of +100 Basis Point Change	Fair Value	Effect of +100 Basis Point Change
	(in thousands)
Fixed Income Investments:
Trading	$125,906	$(5,766)	$76,153	$(3,099)
Available-for-sale and other investments	178	(8)	160	(7)

Investments with Equity Price Risk—Fair Value

Our investments also include investments in equity mutual funds and equity hedge funds. The following table provides our potential exposure with respect to our equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing as of December 31, 2009 and 2008. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent our view of future market changes. While these fair value measurements provide a representation of equity price sensitivity of our investments in equity mutual funds and equity hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2009		2008
	Fair Value	Effect of -10% Equity Price Change	Fair Value	Effect of -10% Equity Price Change
	(in thousands)
Equity Investments:
Trading	$358,676	$(35,868)	$246,394	$(24,639)
Available-for-sale and other investments	290,069	(29,007)	255,136	(25,514)

Item 8.	Financial Statements and Supplementary Data

AllianceBernstein Holding L.P.

Statements of Financial Condition

	December 31,
	2009	2008
	(in thousands, except unit amounts)
ASSETS
Investment in AllianceBernstein	$1,912,291	$1,600,045
Other assets	10	1,397
Total assets	$1,912,301	$1,601,442
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Payable to AllianceBernstein	$1,484	$4,825
Other liabilities	699	462
Total liabilities	2,183	5,287
Commitments and contingencies (See Note 7)
Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,668	1,633
Limited partners: 101,251,749 and 90,223,767 limited partnership units issued and outstanding	1,916,434	1,618,985
Accumulated other comprehensive income (loss)	(7,984)	(24,463)
Total partners’ capital	1,910,118	1,596,155
Total liabilities and partners’ capital	$1,912,301	$1,601,442

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Income

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except per unit amounts)

Equity in net income attributable to AllianceBernstein Unitholders	$192,513	$278,636	$415,256

Income taxes	25,324	33,910	39,104

Net income	$167,189	$244,726	$376,152

Net income per unit:
Basic	$1.80	$2.79	$4.35
Diluted	$1.80	$2.79	$4.32

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Changes in Partners’ Capital and Comprehensive Income

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
General Partner’s Capital
Balance, beginning of year	$1,633	$1,698	$1,739
Net income	179	280	434
Cash distributions to unitholders	(144)	(345)	(475)
Balance, end of year	1,668	1,633	1,698
Limited Partners' Capital
Balance, beginning of year	1,618,985	1,548,212	1,546,598
Net income	167,010	244,446	375,718
Cash distributions to unitholders	(132,929)	(301,031)	(408,248)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plan awards, net	(6,981)	(2,358)	(50,853)
Issuance of Holding Units to fund deferred compensation plan awards	272,167	70,867	—
Allocation of Holding Units from the rabbi trust to fund deferred compensation plan awards	11,672	55,276	39,088
Forfeitures of Holding Units under deferred compensation plans	(13,490)	(9,952)	(4,287)
Impact of initial adoption of ASC 740	—	—	145
Proceeds from exercise of compensatory options to buy Holding Units	—	13,525	50,051
Balance, end of year	1,916,434	1,618,985	1,548,212

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(24,463)	17,550	10,851
Unrealized gain (loss) on investments, net of tax	1,461	(1,188)	(2,897)
Foreign currency translation adjustment, net of tax	13,043	(32,464)	6,309
Changes in retirement plan related items, net of tax	1,975	(8,361)	3,287
Balance, end of year	(7,984)	(24,463)	17,550
Total Partners’ Capital	$1,910,118	$1,596,155	$1,567,460

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$167,189	$244,726	$376,152
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income attributable to AllianceBernstein Unitholders	(192,513)	(278,636)	(415,256)
Changes in assets and liabilities:
Decrease (increase) in other assets	1,387	(675)	(421)
(Decrease) increase in payable to AllianceBernstein	(3,341)	(2,635)	311
Increase (decrease) in other liabilities	237	148	(1,383)
Net cash used in operating activities	(27,041)	(37,072)	(40,597)

Cash flows from investing activities:
Investments in AllianceBernstein with proceeds from exercises of compensatory options to buy Holding Units	—	(13,525)	(50,051)
Cash distributions received from AllianceBernstein	160,114	338,448	449,320
Net cash provided by investing activities	160,114	324,923	399,269

Cash flows from financing activities:
Cash distributions to unitholders	(133,073)	(301,376)	(408,723)
Proceeds from exercise of compensatory options to buy Holding Units	—	13,525	50,051
Net cash used in financing activities	(133,073)	(287,851)	(358,672)

Change in cash and cash equivalents	—	—	—
Cash and cash equivalents as of beginning of the year	—	—	—
Cash and cash equivalents as of end of the year	$—	$—	$—

Cash paid:
Income taxes	$24,749	$34,410	$41,422

Non-cash investing activities:
Changes in accumulated other comprehensive income (loss)	16,479	(42,013)	6,699
Issuance of Holding Units to fund deferred compensation plan awards	272,167	70,867	—
Allocation of Holding Units from the rabbi trust to fund deferred compensation plan awards	11,672	55,276	39,088
Forfeitures of Holding Units under deferred compensation plans	(13,490)	(9,952)	(4,287)

Non-cash financing activities:
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plan awards, net	(6,981)	(2,358)	(50,853)

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

AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients. Its principal services include:

•
Institutional Services—servicing its institutional clients, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

•
Retail Services—servicing its individual clients, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.

•
Private Client Services—servicing its private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles.

•
Bernstein Research Services—servicing institutional investors seeking research, portfolio strategy and brokerage-related services, and issuers of publicly-traded securities seeking equity capital markets services.

AllianceBernstein also provides distribution, shareholder servicing and administrative services to the mutual funds it sponsors.

AllianceBernstein provides a broad range of services with expertise in:

•	Value equities, generally targeting stocks that are out of favor and considered undervalued;

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Fixed income securities, including taxable and tax-exempt securities;

•	Blend strategies, combining style-pure investment components with systematic rebalancing;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, such as hedge funds, currency management strategies and venture capital; and

•
Asset allocation services, by which AllianceBernstein offers blend strategies specifically-tailored for its clients (e.g., customized target-date fund retirement services for defined contribution plan sponsors).

AllianceBernstein manages these services using various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global and emerging markets), as well as local and regional disciplines in major markets around the world.

During 2009, AllianceBernstein was selected by the U.S. Treasury Department as one of only three firms to manage its portfolio of assets issued by banks and other institutions taking part in the Capital Purchase Program of the Troubled Assets Relief Program. In addition, AllianceBernstein was selected by the U.S. Treasury Department as one of nine pre-qualified fund managers under the Public-Private Investment Program and, during the fourth quarter of 2009, we were one of five firms that closed an initial Public-Private Investment Fund of at least $500 million.

AllianceBernstein’s research is the foundation of its business. AllianceBernstein’s research disciplines include fundamental research, quantitative research, economic research and currency forecasting.  In addition, we have created several specialized research units, including one that examines global strategic changes that can affect multiple industries and geographies, and another dedicated to identifying potentially successful innovations within early-stage companies.

As of December 31, 2009, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of December 31, 2009, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	61.6%
Holding	36.5
Unaffiliated Holders	1.9
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 62.1% economic interest in AllianceBernstein as of December 31, 2009.

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

Subsequent Events

We evaluated subsequent events through February 11, 2010, the date the financial statements were issued.

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

On February 11, 2010, the General Partner declared a distribution of $62.8 million, or $0.62 per unit, representing Available Cash Flow for the three months ended December 31, 2009. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each Holding Unit. The distribution is payable on March 4, 2010 to holders of record at the close of business on February 22, 2010.

During the third quarter of 2008, AllianceBernstein recorded approximately $35.3 million in insurance recoveries relating to payments made for a class action claims processing error for which it recorded a charge of $56.0 million in the fourth quarter of 2006. AllianceBernstein’s and Holding’s fourth quarter 2006 cash distributions were based on net income as calculated prior to AllianceBernstein recording the charge. Accordingly, the insurance recoveries ($0.13 per unit) were not included in AllianceBernstein’s or Holding’s cash distribution to unitholders for the third quarter of 2008.

Total cash distributions per unit paid to unitholders during 2009, 2008 and 2007 were $1.44, $3.45 and $4.75, respectively.

Compensatory Option Plans

AllianceBernstein maintains certain compensation plans under which options to buy Holding Units have been, or may be, granted to employees of AllianceBernstein and independent directors of the General Partner. AllianceBernstein recognizes compensation expense related to grants of compensatory options in its financial statements. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award (determined using the Black-Scholes option valuation model) and is recognized ratably over the vesting period. Holding exchanges the proceeds from exercises of Holding Unit options for AllianceBernstein Units and thereby increases its investment in AllianceBernstein. As of December 31, 2009, there were 12,047,522 options for Holding Units outstanding, of which 2,804,042 were exercisable.

3. Net Income Per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each year. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income—diluted”) and dividing by the diluted weighted average number of units outstanding for each year.

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except per unit amounts)

Net income—basic	$167,189	$244,726	$376,152
Additional allocation of equity in net income attributable to AllianceBernstein resulting from assumed dilutive effect of compensatory options	328	1,133	5,146
Net income—diluted	$167,517	$245,859	$381,298
Weighted average units outstanding—basic	92,906	87,571	86,460
Dilutive effect of compensatory options	244	531	1,807
Weighted average units outstanding—diluted	93,150	88,102	88,267
Basic net income per unit	$1.80	$2.79	$4.35
Diluted net income per unit	$1.80	$2.79	$4.32

As of December 31, 2009, 2008 and 2007, we excluded 5,752,877, 5,050,605 and 1,678,985 out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period), respectively, from the diluted net income per unit computation due to their anti-dilutive effect.

4. Investment in AllianceBernstein

Holding’s investment in AllianceBernstein for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
	(in thousands)

Investment in AllianceBernstein as of January 1,	$1,600,045	$1,574,512
Equity in net income attributable to AllianceBernstein Unitholders	192,513	278,636
Additional investments with proceeds from exercises of compensatory options to buy Holding Units	-	13,525
Changes in accumulated other comprehensive income (loss)	16,479	(42,013)
Cash distributions received from AllianceBernstein	(160,114)	(338,448)
Purchases of Holding Units by AllianceBernstein to fund deferred compensation plan awards, net	(6,981)	(2,358)
Issuance of Holding Units to fund deferred compensation plan awards	272,167	70,867
Allocation of Holding Units from rabbi trust to fund deferred compensation plan awards	11,672	55,276
Forfeitures of Holding Units under deferred compensation plans	(13,490)	(9,952)
Investment in AllianceBernstein as of December 31,	$1,912,291	$1,600,045

5. Units Outstanding

The following table summarizes the activity in Holding Units:

Outstanding as of December 31, 2007	86,948,149
Options exercised	315,467
Units issued	3,063,761
Units forfeited	(3,610)
Outstanding as of December 31, 2008	90,323,767
Options exercised	-
Units issued	11,030,983
Units forfeited	(3,001)
Outstanding as of December 31, 2009	101,351,749

Units issued pertain to Holding Units newly issued under our Amended and Restated 1997 Long Term Incentive Plan and include: (i) restricted Holding Unit awards to independent members of the Board of Directors of the General Partner, (ii) restricted Holding Unit awards to eligible employees, (iii) Holding Unit issuances to fund deferred compensation notional investment elections by plan participants, (iv) Century Club Plan restricted Holding Unit awards to AllianceBernstein employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds, and (v) restricted Holding Unit issuances in connection with certain employee separation agreements.

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

The principal reasons for the difference between Holding’s effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31,
	2009		2008		2007
	(in thousands)

UBT statutory rate	$7,701	4.0%	$11,145	4.0%	$16,610	4.0%
Federal tax on partnership gross business income	25,324	13.2	33,910	12.2	39,104	9.4
Credit for UBT paid by AllianceBernstein	(7,701)	(4.0)	(11,145)	(4.0)	(16,610)	(4.0)
Income tax expense (all currently payable) and effective tax rate	$25,324	13.2	$33,910	12.2	$39,104	9.4

In order to preserve Holding’s status as a “grandfathered” publicly-traded partnership for federal income tax purposes, management ensures that Holding does not directly or indirectly (through AllianceBernstein) enter into a substantial new line of business. If Holding were to lose its status as a “grandfathered” publicly-traded partnership, it would be subject to corporate income tax, which would reduce materially Holding’s net income and its quarterly distributions to Holding unitholders. For additional information regarding Holding’s tax status, see “Business—Taxes” in Item 1 and “Risk Factors” in Item 1A.

The effects of a tax position are recognized in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based solely on its technical merits. In making this assessment, a company must assume that the taxing authority will examine the tax position and have full knowledge of all relevant information. Accordingly, we have no liability for unrecognized tax benefits as of December 31, 2009, 2008 and 2007. A liability for unrecognized tax benefits, if required, would be recorded in income tax expense and affect the company’s effective tax rate.

We are no longer subject to federal, state and local income tax examinations by tax authorities for all years prior to 2006. Currently, there are no examinations in progress and to date we have not been notified of any future examinations by applicable taxing authorities.

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

8. Quarterly Financial Data (Unaudited)

	Quarters Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

2009:
Equity in net income attributable to AllianceBernstein Unitholders	$67,086	$68,723	$44,092	$12,612
Net income	$59,671	$62,530	$38,253	$6,735
Basic net income per unit(1)	$0.63	$0.67	$0.41	$0.07
Diluted net income per unit(1)	$0.62	$0.67	$0.41	$0.07
Cash distributions per unit(2)	$0.62	$0.67	$0.41	$0.07

2008:
Equity in net income attributable to AllianceBernstein Unitholders	$30,661	$72,936	$93,042	$81,997
Net income	$24,018	$64,361	$83,911	$72,436
Basic net income per unit(1)	$0.27	$0.73	$0.96	$0.83
Diluted net income per unit(1)	$0.27	$0.73	$0.96	$0.83
Cash distributions per unit(2) (3) (4)	$0.29	$0.60	$0.96	$0.83
________________________
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

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein Holding L.P.:

In our opinion, the accompanying statements of financial condition and the related statements of income, changes in partners’ capital and comprehensive income and cash flows present fairly, in all material respects, the financial position of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, AllianceBernstein Holding maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AllianceBernstein Holding’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on AllianceBernstein Holding’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
New York, New York
February 11, 2010

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2009	2008
	(in thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$614,216	$552,577
Cash and securities segregated, at fair value (cost $985,213 and $2,568,339)	985,331	2,572,569
Receivables, net:
Brokers and dealers	170,148	251,644
Brokerage clients	582,248	398,979
Fees, net	346,482	377,167
Investments:
Deferred compensation-related	400,959	305,809
Other	373,870	272,034
Furniture, equipment and leasehold improvements, net	359,674	365,804
Goodwill, net	2,893,029	2,893,029
Intangible assets, net	223,992	243,493
Deferred sales commissions, net	90,187	113,541
Other assets	174,804	156,813
Total assets	$7,214,940	$8,503,459

LIABILITIES AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$120,574	$110,488
Securities sold not yet purchased	31,806	167
Brokerage clients	1,430,835	2,755,104
AllianceBernstein mutual funds	86,054	195,617
Accounts payable and accrued expenses	278,398	310,392
Accrued compensation and benefits	316,331	360,086
Debt	248,987	284,779
Total liabilities	2,512,985	4,016,633
Commitments and contingencies (See Note 11)
Capital:
General Partner	48,671	45,010
Limited partners: 274,745,592 and 263,717,610 units issued and outstanding	4,850,601	4,485,564
Capital contributions receivable from General Partner	(19,664)	(23,168)
Holding Units held for deferred compensation plans	(327,384)	(117,600)
Accumulated other comprehensive income (loss)	(21,862)	(72,147)
Partners’ capital attributable to AllianceBernstein Unitholders	4,530,362	4,317,659
Non-controlling interests in consolidated entities	171,593	169,167
Total capital	4,701,955	4,486,826
Total liabilities and capital	$7,214,940	$8,503,459

See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except per unit amounts)

Revenues:
Investment advisory and services fees	$1,920,332	$2,839,526	$3,386,188
Distribution revenues	277,328	378,425	473,435
Bernstein research services	434,605	471,716	423,553
Dividend and interest income	26,730	91,752	284,014
Investment gains (losses)	144,447	(349,172)	29,690
Other revenues	107,848	118,436	122,869
Total revenues	2,911,290	3,550,683	4,719,749
Less: Interest expense	4,411	36,524	194,432
Net revenues	2,906,879	3,514,159	4,525,317

Expenses:
Employee compensation and benefits	1,298,053	1,454,691	1,833,796
Promotion and servicing:
Distribution plan payments	207,643	274,359	335,132
Amortization of deferred sales commissions	54,922	79,111	95,481
Other	173,250	207,506	252,468
General and administrative	558,361	539,198	574,506
Interest on borrowings	2,696	13,077	23,970
Amortization of intangible assets	21,126	20,716	20,716
Total expenses	2,316,051	2,588,658	3,136,069

Operating income	590,828	925,501	1,389,248

Non-operating income	33,657	18,728	15,756

Income before income taxes	624,485	944,229	1,405,004

Income taxes	45,977	95,803	127,845

Net income	578,508	848,426	1,277,159

Net income of consolidated entities attributable to non-controlling interests	(22,381)	(9,186)	(16,715)

Net income attributable to AllianceBernstein Unitholders	$556,127	$839,240	$1,260,444

Net income per AllianceBernstein Unit:
Basic	$2.07	$3.18	$4.80
Diluted	$2.07	$3.18	$4.77

See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital and Comprehensive Income

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
General Partner’s Capital
Balance, beginning of year	$45,010	$45,932	$46,416
Net income	5,561	8,392	12,605
Cash distributions to General Partner	(4,647)	(10,197)	(13,646)
Purchases of Holding Units to fund deferred compensation plan awards, net	5	—	—
Issuance of Holding Units to fund deferred compensation plan awards	2,722	709	—
Allocation of Holding Units from the rabbi trust to fund deferred compensation plan awards	8	30	36
Forfeitures of Holding Units under deferred compensation plans	(2)	(7)	(1)
Compensation plan accrual	14	17	17
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	—	135	501
ACM New Alliance Liquidation	—	(1)	—
Impact of initial adoption of ASC 740	—	—	4
Balance, end of year	48,671	45,010	45,932
Limited Partners' Capital
Balance, beginning of year	4,485,564	4,526,126	4,584,200
Net income	550,566	830,848	1,247,839
Cash distributions to unitholders	(460,086)	(1,009,482)	(1,350,965)
Purchases of Holding Units to fund deferred compensation plan awards, net	(6,986)	(2,358)	(50,853)
Issuance of Holding Units to fund deferred compensation plan awards	269,445	70,158	—
Allocation of Holding Units from the rabbi trust to fund deferred compensation plan awards	12,533	58,252	42,667
Forfeitures of Holding Units under deferred compensation plans	(13,711)	(10,702)	(4,380)
Compensatory Holding Unit options expense	11,889	7,737	5,947
Compensation plan accrual	1,387	1,642	1,683
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	—	13,390	49,550
ACM New Alliance Liquidation	—	(47)	—
Impact of initial adoption of ASC 740	—	—	438
Balance, end of year	4,850,601	4,485,564	4,526,126
Capital Contributions Receivable
Balance, beginning of year	(23,168)	(26,436)	(29,590)
Capital contributions from General Partner	4,905	4,927	4,854
Compensation plan accrual	(1,401)	(1,659)	(1,700)
Balance, end of year	(19,664)	(23,168)	(26,436)
Holding Units Held for Deferred Compensation Plans
Balance, beginning of year	(117,600)	(57,501)	(63,196)
Awards of Holding Units to fund deferred compensation plans	(284,708)	(129,149)	(42,703)
Amortization of deferred compensation awards	61,211	58,341	44,017
Forfeitures of Holding Units under deferred compensation plans	13,713	10,709	4,381
Balance, end of year	(327,384)	(117,600)	(57,501)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(72,147)	53,105	33,167
Unrealized gain (loss) on investments, net of tax	4,232	(3,511)	(8,859)
Foreign currency translation adjustment, net of tax	39,098	(96,978)	18,757
Changes in retirement plan related items, net of tax	6,955	(24,763)	10,040
Balance, end of year	(21,862)	(72,147)	53,105
Total Partners' Capital attributable to AllianceBernstein Unitholders	4,530,362	4,317,659	4,541,226
Non-controlling Interests in Consolidated Entities
Balance, beginning of year	169,167	147,652	53,515
Net income	22,381	9,186	16,715
Unrealized gain (loss) on investments	159	(451)	59
Foreign currency translation adjustment	4,074	(3,290)	1,114
Cash distributions to joint venture partners	—	(10,387)	(5,904)
Contributions from (distributions to) non-controlling interests of our consolidated venture capital fund activities	(24,188)	26,457	82,153
Balance, end of year	171,593	169,167	147,652
Total Capital	$4,701,955	$4,486,826	$4,688,878

See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$578,508	$848,426	$1,277,159
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	54,922	79,111	95,481
Amortization of non-cash deferred compensation	73,101	66,078	49,815
Depreciation and other amortization	83,851	97,746	102,394
Unrealized (gains) losses on deferred compensation related investments	(184,384)	254,686	21,701
Other, net	(19,867)	13,082	(6,932)
Changes in assets and liabilities:
Decrease (increase) in segregated cash and securities	1,587,238	(132,792)	(360,181)
Decrease in receivables	66,314	331,916	1,871,138
Decrease (increase) in investments	19,787	(34,189)	(211,909)
(Increase) in deferred sales commissions	(31,568)	(9,081)	(84,101)
(Increase) decrease in other assets	(18,626)	6,223	(14,648)
(Decrease) increase in payables	(1,520,959)	4,658	(1,625,583)
(Decrease) increase in accounts payable and accrued expenses	(21,493)	(50,740)	25,370
(Decrease) increase in accrued compensation and benefits	(41,361)	(110,346)	75,477
Net cash provided by operating activities	625,463	1,364,778	1,215,181

Cash flows from investing activities:
Purchases of investments	(10,378)	(22,221)	(25,932)
Proceeds from sales of investments	6,924	43,229	52,393
Additions to furniture, equipment and leasehold improvements	(53,763)	(75,208)	(137,547)
Net cash used in investing activities	(57,217)	(54,200)	(111,086)

Cash flows from financing activities:
(Repayment) issuance of commercial paper, net	(36,751)	(260,146)	175,750
(Decrease) increase in overdrafts payable	(16,860)	(11,524)	23,321
Distributions to General Partner and unitholders	(464,733)	(1,019,679)	(1,364,611)
Distributions to Joint Venture Partners	—	(10,387)	(5,904)
(Distributions to) contributions from non-controlling interests in consolidated entities	(24,188)	26,457	82,153
Capital contributions from General Partner	4,905	4,927	4,854
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	—	13,525	50,051
Purchases of Holding Units to fund deferred compensation plan awards, net	(6,981)	(2,358)	(50,853)
Other	132	—	—
Net cash used in financing activities	(544,476)	(1,259,185)	(1,085,239)
Effect of exchange rate changes on cash and cash equivalents	37,869	(75,232)	10,783
Net increase (decrease) in cash and cash equivalents	61,639	(23,839)	29,639
Cash and cash equivalents as of beginning of the period	552,577	576,416	546,777
Cash and cash equivalents as of end of the period	$614,216	$552,577	$576,416

Cash paid:
Interest	$5,433	$47,933	$218,398
Income taxes	64,085	132,491	87,329

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

1. Business Description and Organization

AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients. Our principal services include:

•
Institutional Services—servicing our institutional clients, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

•
Retail Services—servicing our individual clients, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.

•
Private Client Services—servicing our private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles.

•
Bernstein Research Services—servicing institutional investors seeking research, portfolio strategy and brokerage-related services, and issuers of publicly-traded securities seeking equity capital markets services.

We also provide distribution, shareholder servicing and administrative services to the mutual funds we sponsor.

We provide a broad range of services with expertise in:

•	Value equities, generally targeting stocks that are out of favor and considered undervalued;

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Fixed income securities, including taxable and tax-exempt securities;

•	Blend strategies, combining style-pure investment components with systematic rebalancing;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, such as hedge funds, currency management strategies and venture capital; and

•	Asset allocation, by which we offer blend strategies specifically-tailored for our clients (e.g., customized target-date fund retirement services for defined contribution plan sponsors).

We manage these services using various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global and emerging markets), as well as local and regional disciplines in major markets around the world.

Recently, we were selected by the U.S. Treasury Department as one of only three firms to manage its portfolio of assets issued by banks and other institutions taking part in the Capital Purchase Program of the Troubled Assets Relief Program.  In addition, we were selected by the U.S. Treasury Department as one of nine pre-qualified fund managers under the Public-Private Investment Program and, during the fourth quarter of 2009, we were one of five firms that closed an initial Public-Private Investment Fund of at least $500 million.

Our research is the foundation of our business. Our research disciplines include fundamental research, quantitative research, economic research and currency forecasting.  In addition, we have created several specialized research units, including one that examines global strategic changes that can affect multiple industries and geographies, and another dedicated to identifying potentially successful innovations within early-stage companies.

As of December 31, 2009, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of December 31, 2009, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	61.6%
Holding	36.5
Unaffiliated holders	1.9
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 62.1% economic interest in AllianceBernstein as of December 31, 2009.

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

Subsequent Events

We evaluated subsequent events through February 11, 2010, the date the financial statements were issued.

FASB Codification

For annual and interim periods ending after September 15, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) became the single authoritative source of generally accepted accounting principles (“GAAP”) in the United States.

Reclassifications and Revisions

Effective January 1, 2009, we adopted amended accounting principles related to non-controlling interests in consolidated financial statements. The objective of this amendment is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary. The disclosure provisions of the amendment require retrospective application for all periods presented. As a result, certain prior period amounts have been reclassified to conform to the current year presentation. These include: (i) net income of consolidated entities attributable to non-controlling interests, previously included within general and administrative expenses, currently shown separately in the consolidated statements of income, (ii) non-controlling interests in consolidated entities previously included in liabilities, currently shown as a component of total capital in the consolidated statements of financial condition, and (iii) change in non-controlling interests in consolidated entities previously included within cash provided by operating activities, currently included in net cash used in financing activities in the consolidated statements of cash flows.

In addition, securities sold not yet purchased, previously included in payable to brokers and dealers in the consolidated statements of financial condition, is currently shown separately.

Variable Interest Entities

Management reviews quarterly its management agreements and its investments in, and other financial arrangements with, certain entities that hold client assets under management (“AUM”) to determine the variable interest entities that the company is required to consolidate. These entities include certain mutual fund products, hedge funds, structured products, group trusts, collective investment trusts and limited partnerships. We earn investment management fees on client assets under management of these entities, but we derive no other benefit from these assets and cannot use them in our operations.

As of December 31, 2009, we have significant variable interests in certain structured products and hedge funds with approximately $60.3 million in AUM. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary of the expected losses or expected residual returns of these entities. Our maximum exposure to loss is limited to our investment of $0.1 million in these entities.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, money market accounts, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

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

Securities borrowed and securities loaned by Sanford C. Bernstein & Co., LLC (“SCB LLC”) and Sanford C. Bernstein Limited (“SCBL”), both wholly-owned subsidiaries, are recorded at the amount of cash collateral advanced or received in connection with the transaction and are included in receivables from and payables to brokers and dealers in the consolidated statements of financial condition. Securities borrowed transactions require SCB LLC and SCBL to deposit cash collateral with the lender. With respect to securities loaned, SCB LLC and SCBL receive cash collateral from the borrower. The initial collateral advanced or received approximates or is greater than the fair value of securities borrowed or loaned. SCB LLC and SCBL monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate. Income or expense is recognized over the life of the transactions.

Investments

Investments include United States Treasury Bills, unconsolidated mutual funds and limited partnership hedge funds we sponsor and manage, various separately-managed portfolios, exchange-traded options and investments owned by a consolidated venture capital fund in which we own a controlling interest as the general partner and in which we hold a 10% limited partnership interest.

Investments in United States Treasury Bills, mutual funds, and other equity and fixed income securities are classified as either trading or available-for-sale securities. Trading investments are stated at fair value with unrealized gains and losses reported in net income. Available-for-sale investments are stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in partners’ capital. Realized gains and losses on the sale of investments are included in income in the current period. Average cost is used to determine realized gain or loss on investments sold.

We use the equity method of accounting for investments in limited partnership hedge funds. The equity in earnings of our limited partnership hedge fund investments is included in investment gains and losses on the consolidated statements of income.

The investments owned by our consolidated venture capital fund are generally illiquid and are initially valued at cost. These investments are adjusted to fair value to reflect the occurrence of “significant developments” (i.e., capital transactions or business, economic or market events). Adjustments to fair value are recorded as unrealized gains and losses in investment gains and losses on the consolidated statements of income. There is one private equity investment which represents an approximate 11% ownership in a company that we own directly, outside of our consolidated venture capital fund. This investment is accounted for using the cost method.

See Note 7 for a description of how we measure the fair value of our investments.

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

Goodwill, Net

In 2000, AllianceBernstein acquired the business and assets of SCB Inc., an investment research and management company formerly known as Sanford C. Bernstein Inc. (“Bernstein”), and assumed the liabilities of Bernstein (“Bernstein Transaction”). The purchase price consisted of a cash payment of approximately $1.5 billion and 40.8 million newly-issued AllianceBernstein Units. The Bernstein Transaction was accounted for under the purchase method and the cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of goodwill of approximately $3.0 billion.

We test our goodwill annually, as of September 30, for impairment. The carrying value of goodwill is also reviewed if facts and circumstances, such as significant declines in assets under management, revenues, earnings or the Holding Unit price, occur, suggesting possible impairment. As of September 30, 2009, the impairment test indicated that goodwill was not impaired.

To the extent that securities valuations are depressed for prolonged periods of time, our assets under management, revenues, profitability and unit price would likely be adversely affected. As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to acquired investment management contracts of SCB Inc. based on their estimated fair value at the time of acquisition less accumulated amortization. Intangible assets are recognized at fair value and are amortized on a straight-line basis over their estimated useful life of approximately 20 years. The gross carrying amount of intangible assets totaled $415.9 million as of December 31, 2009 and $414.3 million as of December 31, 2008, and accumulated amortization was $191.9 million as of December 31, 2009 and $170.8 million as of December 31, 2008, resulting in the net carrying amount of intangible assets subject to amortization of $224.0 million as of December 31, 2009 and $243.5 million as of December 31, 2008. Amortization expense was $21.1 million for 2009 and $20.7 million for each of the years 2008 and 2007, and estimated amortization expense for each of the next five years is approximately $22 million.

We periodically review intangible assets for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, additional impairment tests are performed to measure the amount of the impairment loss, if any.

Deferred Sales Commissions, Net

We pay commissions to financial intermediaries in connection with the sale of shares of open-end company-sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). These commissions are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which deferred sales commissions are generally recovered. We recover these commissions from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Effective January 31, 2009, back-end load shares are no longer offered to new investors by our U.S. mutual funds. Management tests the deferred sales commission asset for recoverability quarterly and determined that the balance as of December 31, 2009 was not impaired.

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

Revenue Recognition

Investment advisory and services fees, generally calculated as a percentage of AUM, are recorded as revenue as the related services are performed. Certain investment advisory contracts, including those associated with hedge funds, provide for a performance-based fee, in addition to or in lieu of a base fee, which is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance-based fees are recorded as a component of revenue at the end of each contract’s measurement period.

We calculate AUM using established fair valuation methodologies, including market-based valuation methods and fair valuation methods. Market-based valuation methods include: last sale/settle prices from an exchange for actively-traded listed equities, options and futures; evaluated bid prices from recognized pricing vendors for fixed income, asset-backed or mortgage-backed issues; mid prices from recognized pricing vendors and brokers for credit default swaps; and quoted bids or spreads from pricing vendors and brokers for other derivative products. Fair valuation methods include discounted cash flow models, evaluation of assets versus liabilities or any other methodology that is validated and approved by our Valuation Committee. Fair valuation methods are used only where AUM cannot be valued using market-based valuation methods, such as in the case of private equity or illiquid securities. Fair valued investments typically make up less than 1% of our total AUM. Recent market volatility has not had a significant effect on our ability to acquire market data and, accordingly, our ability to use market-based valuation methods.

The Valuation Committee, which is composed of senior officers and employees, is responsible for overseeing the pricing and valuation of all investments held in client and AllianceBernstein portfolios. The Valuation Committee has adopted a Statement of Pricing Policies describing principles and policies that apply to pricing and valuing investments held in client and AllianceBernstein portfolios. We have also established a Pricing Group, which reports to the Valuation Committee. The Valuation Committee has delegated to the Pricing Group responsibility for monitoring the pricing process for all investments.

Bernstein Research Services revenue consists primarily of brokerage transaction charges received by SCB LLC and SCBL for research and brokerage-related services provided to institutional investors. Brokerage transaction charges earned and related expenses are recorded on a trade-date basis. SCB LLC also receives revenues from its equity capital markets activities in the form of underwriting fees, management fees and/or selling concessions, which are recognized when earned.

Distribution revenues, shareholder servicing fees, and dividend and interest income are accrued as earned.

Mutual Fund Underwriting Activities

Purchases and sales of shares of company-sponsored mutual funds in connection with the underwriting activities of our subsidiaries, including related commission income, are recorded on trade date. Receivables from brokers and dealers for sale of shares of company-sponsored mutual funds are generally realized within three business days from trade date, in conjunction with the settlement of the related payables to company-sponsored mutual funds for share purchases. Distribution plan and other promotion and servicing payments are recognized as expense when incurred.

Deferred Compensation Plans

We maintain several unfunded, non-qualified deferred compensation plans under which annual awards to employees are generally made in the fourth quarter. For awards made before 2009, participants were permitted to allocate their awards: (i) among notional investments in Holding Units, certain of the investment services we provide to our clients, and a money market fund, (ii) restricted Holding Units or (iii) under certain circumstances, in options to buy Holding Units. Awards in 2009 consisted solely of restricted Holding Units. We typically make investments in our services that are notionally elected by the participants and maintain them in a consolidated rabbi trust or separate custodial account. Awards generally vest over four years but can vest as soon as immediately upon grant depending on the terms of the individual award, the age of the participant, or the terms of an employment, separation or retirement agreement. Upon vesting, awards are distributed to participants unless they have made a voluntary long-term election to defer receipt. Quarterly cash distributions on unvested Holding Units or restricted Holding Units for which a long-term deferral election has not been made are paid currently to participants. For awards made prior to December 2009, quarterly cash distributions on notional investments in Holding Units and income credited on notional investments in our investment services or the money market fund for which a long-term deferral election has been made are reinvested and distributed as elected by participants. For awards made in December 2009, quarterly cash distributions on vested and unvested restricted Holding Units for which a long-term deferral election has been made are paid currently to participants.

Compensation expense for awards under the plans, including changes in participant account balances resulting from gains and losses on related investments (other than in Holding Units and options to buy Holding Units), is recognized on a straight-line basis over the applicable vesting periods. Mark-to-market gains or losses on investments made to fund deferred compensation obligations (other than in Holding Units and options to buy Holding Units) are recognized currently as investment gains (losses) in the consolidated statements of income. In addition, our equity in the earnings of investments in limited partnership hedge funds made to fund deferred compensation obligations is recognized currently as investment gains (losses) in the consolidated statements of income.

Compensatory Unit Awards and Option Plans

We recognize compensation expense related to grants of restricted Holding Units and options to buy Holding Units in the financial statements. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. Fair value of unit awards is the grant date unit price; fair value of options is determined using the Black-Scholes option valuation model. New Holding Units are issued upon exercise of options.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into United States dollars (“US$”) at exchange rates in effect at the balance sheet dates, and related revenues and expenses are translated into US$ at average exchange rates in effect during each period. Net foreign currency gains and losses resulting from the translation of assets and liabilities of foreign operations into US$ are reported as a separate component of accumulated other comprehensive income in the consolidated statements of changes in partners’ capital and comprehensive income. Net realized foreign currency transaction (losses) gains were $(0.4) million, $20.1 million and $7.1 million for 2009, 2008 and 2007, respectively.

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

On February 11, 2010, the General Partner declared a distribution of $194.2 million, or $0.70 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended December 31, 2009. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on March 4, 2010 to holders of record on February 22, 2010.

During the third quarter of 2008, we recorded approximately $35.3 million in insurance recoveries relating to payments made for a class action claims processing error for which we recorded a charge of $56.0 million in the fourth quarter of 2006. Our fourth quarter 2006 cash distribution was based on net income as calculated prior to recording the charge. Accordingly, the insurance recoveries ($0.13 per unit) were not included in our cash distribution to unitholders for the third quarter of 2008.

Total cash distributions per unit paid to the General Partner and unitholders during 2009, 2008 and 2007 were $1.73, $3.87 and $5.20, respectively.

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

3. Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of December 31, 2009 and 2008, $0.9 billion and $2.5 billion, respectively, of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”).

AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), a wholly-owned subsidiary of AllianceBernstein and the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of December 31, 2009 and 2008, $37.4 million and $47.9 million of cash, respectively, were segregated in these bank accounts.

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

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$556,127	$839,240	$1,260,444

Weighted average units outstanding—basic	266,300	260,965	259,854
Dilutive effect of compensatory options to buy Holding Units	244	531	1,807
Weighted average units outstanding—diluted	266,544	261,496	261,661

Basic net income per AllianceBernstein Unit	$2.07	$3.18	$4.80
Diluted net income per AllianceBernstein Unit	$2.07	$3.18	$4.77
For the years ended December 31, 2009, 2008 and 2007, we excluded 5,752,877, 5,050,605 and 1,678,985 out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period), respectively, from the diluted net income per unit computation due to their anti-dilutive effect.

5. Fees Receivables, Net

Fees receivable, net consists of:

	December 31,
	2009	2008
	(in thousands)

AllianceBernstein mutual funds	$112,535	$89,530
Unaffiliated clients (net of allowance of $1,393 in 2009 and $1,488 in 2008)	222,660	280,288
Affiliated clients	11,287	7,349
Total fees receivables, net	$346,482	$377,167

6. Investments

Investments consist of:

	December 31,
	2009	2008
	(in thousands)

Available-for-sale	$18,246	$7,566
Trading:
Deferred compensation-related	326,364	238,136
United States Treasury Bills	28,000	52,694
Other	130,218	31,717
Investments in limited partnership hedge funds:
Deferred compensation-related	74,595	67,673
Other	16,579	2,191
Private equity investments	172,747	176,823
Other investments	8,080	1,043
Total investments	$774,829	$577,843

Total investments related to deferred compensation obligations of $401.0 million and $305.8 million as of December 31, 2009 and 2008, respectively, consist of company-sponsored mutual funds and limited partnership hedge funds. We typically make investments in our services that are notionally elected by deferred compensation plan participants and maintain them in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AllianceBernstein.

The underlying investments of the hedge funds in which we invest include long and short positions in equity securities, fixed income securities (including various agency and non-agency asset-based securities), currencies, commodities and derivatives (including various swaps and forward contracts). Such investments are valued at quoted market prices or, where quoted market prices are not available, are fair valued based on the pricing policies and procedures of the underlying funds.

United States Treasury Bills are held by SCB LLC in their investment account and are pledged as collateral with clearing organizations.

The following is a summary of the cost and fair value of available-for-sale and trading investments held as of December 31, 2009 and 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2009:
Available-for-sale:
Equity investments	$12,827	$5,241	$—	$18,068
Fixed income investments	153	27	(2)	178
	$12,980	$5,268	$(2)	$18,246
Trading:
Equity investments	$217,076	$141,950	$(350)	$358,676
Fixed income investments	114,606	12,278	(978)	125,906
	$331,682	$154,228	$(1,328)	$484,582

December 31, 2008:
Available-for-sale:
Equity investments	$11,822	$264	$(4,680)	$7,406
Fixed income investments	235	4	(79)	160
	$12,057	$268	$(4,759)	$7,566
Trading:
Equity investments	$434,909	$67	$(188,582)	$246,394
Fixed income investments	79,594	65	(3,506)	76,153
	$514,503	$132	$(192,088)	$322,547

Proceeds from sales of available-for-sale investments were approximately $6.9 million, $42.0 million and $52.4 million in 2009, 2008 and 2007, respectively. Realized gains from our sales of available-for-sale investments were zero in 2009, zero in 2008 and $8.5 million in 2007. Realized losses from our sales of available-for-sale investments were $2.5 million in 2009, $6.4 million in 2008 and zero in 2007. We assess valuation declines to determine the extent to which such declines are fundamental to the underlying investment or attributable to temporary market-related factors. Based on our assessment, we do not believe the declines are other than temporary as of December 31, 2009.

7. Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The three broad levels of fair value hierarchy are as follows:

•	Level 1—Quoted prices in active markets are available for identical assets or liabilities as of the reported date.

•	Level 2—Quoted prices in markets that are not active or other pricing inputs that are either directly or indirectly observable as of the reported date.

•
Level 3—Prices or valuation techniques that are both significant to the fair value measurement and unobservable as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Assets Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our financial instruments by pricing observability levels as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents	$178,875	$177,772	$—	$356,647
Securities segregated	—	947,888	—	947,888
Receivables from brokers and dealers	(15)	612	—	597
Investments – available-for-sale	18,246	—	—	18,246
Investments – trading
Mutual fund investments	332,340	—	—	332,340
Equity and fixed income securities	90,611	32,900	731	124,242
U.S. Treasury bills	—	28,000	—	28,000
Investments – private equity	2,913	62,006	97,828	162,747
Total assets measured at fair value	$622,970	$1,249,178	$98,559	$1,970,707

Securities sold not yet purchased	$31,806	$—	$—	$31,806
Total liabilities measured at fair value	$31,806	$—	$—	$31,806

The following table summarizes the valuation of our financial instruments pricing observability levels as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash equivalents	$184,404	$—	$—	$184,404
Securities segregated	—	2,524,698	—	2,524,698
Receivables from brokers and dealers	(46)	680	—	634
Investments – available-for-sale	7,566	—	—	7,566
Investments – trading
Mutual fund investments	237,529	—	—	237,529
Equity and fixed income securities	25,027	6,874	423	32,324
U.S. Treasury Bills	—	52,694	—	52,694
Investments – private equity	4,694	—	162,129	166,823
Total assets measured at fair value	$459,174	$2,584,946	$162,552	$3,206,672

Securities sold not yet purchased	$167	$—	$—	$167
Total liabilities measured at fair value	$167	$—	$—	$167

Following is a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

•
Cash equivalents: We invest excess cash in various money market funds that are valued based on quoted prices in active markets; these are included in Level 1 of the valuation hierarchy. We also hold United Kingdom Treasury Bills, which are valued based on quoted yields in secondary markets and are included in Level 2 of the valuation hierarchy.

•
Securities segregated: We hold United States Treasury Bills, which are segregated in a special reserve bank custody account as required by Rule 15c3-3 of the Exchange Act. These securities are valued based on quoted yields in secondary markets, and are included in Level 2 of the valuation hierarchy.

•
Receivables from brokers and dealers: We hold several exchange-traded futures and currency forward contracts with counterparties that are included in Level 1 and Level 2, respectively, of the valuation hierarchy.

•
Investments—available-for-sale and trading: Our available-for-sale investments consist principally of company-sponsored mutual funds with exchange listed net asset values. Our trading investments mainly comprise company-sponsored mutual funds with exchange listed net asset values, United States Treasury Bills, exchange-traded options and various separately-managed portfolios consisting primarily of equity securities with quoted prices in active markets. These investments are included in Level 1 or Level 2 of the valuation hierarchy. Trading investments also include separately-managed portfolios of fixed income securities that are included in Level 2 or Level 3 of the valuation hierarchy.

•
Investments—private equity: The valuation of non-public private equity investments owned by a consolidated venture capital fund requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlook and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. Non-public equity investments are included in Level 3 of the valuation hierarchy because they trade infrequently and, therefore, the fair value is unobservable. Publicly-traded equity investments are included in Level 1 of the valuation hierarchy.  If they contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy.

•	Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.

The following table summarizes the changes in carrying value associated with Level 3 financial instruments carried at fair value:

	Years Ended December 31,
	2009	2008
	(in thousands)

Balance as of beginning of period	$162,552	$125,020
Transfers out, net	(85,606)	—
Purchases, net	8,170	31,070
Realized (losses) gains, net	(1,739)	9
Unrealized gains, net	15,182	6,453
Balance as of end of period	$98,559	$162,552

Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the consolidated statements of income. Substantially all of the Level 3 investments are private equity investments owned by our consolidated venture capital fund, of which we own 10% and non-controlling interests own 90%.

Assets Measured at Fair Value on a Nonrecurring Basis

We adopted Accounting Standards Codification (“ASC”) 820-10-65-1 for nonfinancial assets and nonfinancial liabilities on January 1, 2009. There were no impairments recognized for goodwill, intangible assets or other long-lived assets as of December 31, 2009.

8. Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements, net consist of:

	December 31,
	2009	2008
	(in thousands)

Furniture and equipment	$544,493	$522,913
Leasehold improvements	348,222	322,803
	892,715	845,716
Less: Accumulated depreciation and amortization	(533,041)	(479,912)
Furniture, equipment and leasehold improvements, net	$359,674	$365,804

Depreciation and amortization expense on furniture, equipment and leasehold improvements were $61.4 million, $65.6 million and $58.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

9. Deferred Sales Commissions, Net

The components of deferred sales commissions, net for the years ended December 31, 2009 and 2008 were as follows:

	December 31,(1)
	2009	2008
	(in thousands)

Carrying amount of deferred sales commissions	$571,599	$521,334
Less: Accumulated amortization	(349,697)	(294,775)
Cumulative CDSC received	(131,715)	(113,018)
Deferred sales commissions, net	$90,187	$113,541
_____________
(1)	Excludes amounts related to fully amortized deferred sales commissions.

Amortization expense was $54.9 million, $79.1 million and $95.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated future amortization expense related to the December 31, 2009 net asset balance, assuming no additional CDSC is received in future periods, is as follows (in thousands):

2010	$41,208
2011	24,717
2012	15,168
2013	7,913
2014	1,050
2015	131
$90,187

10. Debt

Total credit available, debt outstanding and weighted average interest rates were as follows:

	As of December 31,
	2009			2008
	Credit Available	Debt Outstanding	Interest Rate	Credit Available	Debt Outstanding	Interest Rate
	(in millions)
Revolving credit facility(1)	$751.0	$—	—%	$715.2	$—	—%
Commercial paper(1)	249.0	249.0	0.2	284.8	284.8	1.8
Total revolving credit facility – AllianceBernstein(1)	1,000.0	249.0	0.2	1,000.0	284.8	1.8
Revolving credit facility – SCB LLC(1)	950.0	—	—	950.0	—	—
Uncommitted lines of credit – SCB LLC(1)	—	—	—	—	—	—
Uncommitted bank facilities – SCB LLC	—	—	—	—	—	—
Total	$1,950.0	$249.0	0.2	$1,950.0	$284.8	1.8
_________________________
(1)	Commercial paper and amounts outstanding under the revolving credit facility are short-term in nature and, as such, recorded value is estimated to approximate fair value.

AllianceBernstein has a $1.0 billion five-year revolving credit facility with a group of commercial banks and other lenders which expires in 2011. The revolving credit facility is intended to provide back-up liquidity for our $1.0 billion commercial paper program, although we borrow directly under the facility from time to time. Amounts borrowed under the commercial paper program reduce amounts available for direct borrowing under the revolving credit facility on a dollar-for-dollar basis. Our interest rate, at our option, is a floating rate generally based upon a defined prime rate, a rate related to the London Interbank Offered Rate (“LIBOR”) or the Federal Funds rate. The revolving credit facility contains covenants which, among other things, require us to meet certain financial ratios. We are in compliance with these covenants.

SCB LLC has a $950 million three-year revolving credit facility with a group of commercial banks to fund its activities resulting from engaging in certain securities trading (including derivatives) and custody activities on behalf of private clients and participating in equity capital offerings on behalf of issuers of publicly-traded securities.  The facility expires in 2011. Under the revolving credit facility, the interest rate, at the option of SCB LLC, is a floating rate generally based upon a defined prime rate, a rate related to LIBOR or the Federal Funds rate. This revolving credit facility contains covenants which, among other things, require AllianceBernstein, as guarantor, to meet the same financial ratios contained in its $1.0 billion revolving credit facility. We are in compliance with these covenants.

AllianceBernstein and AXA executed guarantees in regard to the $950 million SCB LLC facility. In the event SCB LLC is unable to meet its obligations, AllianceBernstein or AXA will pay the obligations when due or on demand. AllianceBernstein will reimburse AXA to the extent AXA must pay on its guarantee. This agreement is continuous and remains in effect until the later of payment in full of any such obligation under the credit facility has been made or the maturity date.

SCB LLC has four separate uncommitted credit facilities with various banks totaling $525 million, a decrease from five facilities totaling $775 million as of December 31, 2008.  In addition, SCB LLC has two lines of credit with a commercial bank as of December 31, 2009 and 2008, one for $75 million secured by pledges of U.S. Treasury Bills and a second for $50 million secured by pledges of equity securities.

11. Commitments and Contingencies

Operating Leases

We lease office space, furniture and office equipment under various operating leases. The future minimum payments under non-cancelable leases, sublease commitments and related payments we are obligated to make, net of sublease commitments of third party lessees to make payments to us, as of December 31, 2009 are as follows:

	Payments	Sublease Receipts	Net Payments
	(in millions)

2010	$126.2	$6.2	$120.0
2011	133.7	3.4	130.3
2012	142.8	3.6	139.2
2013	143.2	3.7	139.5
2014	142.8	3.6	139.2
2015 and thereafter	1,702.3	9.4	1,692.9
Total future minimum payments	$2,391.0	$29.9	$2,361.1

Office leases contain escalation clauses that provide for the pass through of increases in operating expenses and real estate taxes. Rent expense, which is amortized on a straight-line basis over the life of the lease, was $133.6 million, $125.7 million and $106.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, net of sublease income of $3.4 million, $3.3 million and $3.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred Sales Commission Asset

Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under our mutual fund distribution system (the “System”) are capitalized as deferred sales commissions (“deferred sales commission asset”) and amortized over periods not exceeding five and one-half years for U.S. mutual fund shares and four years for non-U.S. mutual fund shares, the periods of time during which the deferred sales commission asset is expected to be recovered. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. The amount recorded for the net deferred sales commission asset was $90.2 million and $113.5 million as of December 31, 2009 and 2008, respectively. Payments of sales commissions made by AllianceBernstein Investments to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $18.7 million, $33.7 million and $31.1 million, totaled approximately $31.6 million, $9.1 million and $84.1 million during 2009, 2008 and 2007, respectively. Effective January 31, 2009, back-end load shares are no longer offered to new investors in U.S. mutual funds.

Management tests the deferred sales commission asset for impairment quarterly by comparing undiscounted future cash flows to the recorded value, net of accumulated amortization. Significant assumptions utilized to estimate the company’s future average assets under management and undiscounted future cash flows from back-end load shares are updated quarterly and include expected future market levels and redemption rates. Market assumptions are selected using a long-term view of expected average market returns based on historical returns of broad market indices. As of December 31, 2009, management used average market return assumptions of 5% for fixed income securities and 8% for equities to estimate annual market returns. Higher actual average market returns would increase undiscounted future cash flows, while lower actual average market returns would decrease undiscounted future cash flows. Future redemption rate assumptions range from 21% to 24% for U.S. fund shares and 27% to 40% for non-U.S. fund shares. These assumptions are determined by reference to actual redemption experience over the five-year, three-year, one-year and three-month periods ended December 31, 2009, calculated as a percentage of our average assets under management represented by back-end load shares. An increase in the actual rate of redemptions would decrease undiscounted future cash flows, while a decrease in the actual rate of redemptions would increase undiscounted future cash flows. These assumptions are reviewed and updated quarterly. Estimates of undiscounted future cash flows and the remaining life of the deferred sales commission asset are made from these assumptions and the aggregate undiscounted future cash flows are compared to the recorded value of the deferred sales commission asset. As of December 31, 2009, management determined that the deferred sales commission asset was not impaired. However, if management determines in the future that the deferred sales commission asset is not recoverable, an impairment condition would exist and a loss would be measured as the amount by which the recorded amount of the asset exceeds its estimated fair value. Estimated fair value is determined using management’s best estimate of future cash flows discounted to a present value amount.

During 2009, U.S. equity markets increased by approximately 26.5% as measured by the change in the Standard & Poor’s 500 Stock Index and U.S. fixed income markets increased by approximately 5.9% as measured by the change in the Barclays Aggregate Bond Index. The redemption rate for domestic back-end load shares was 21.1% in 2009. Increases in non-U.S. capital markets ranged from 30.0% to 78.5% as measured by the MSCI World, Emerging Market and EAFE Indices. The redemption rate for non-U.S. back-end load shares was 27.3% in 2009. Declines in financial markets or higher redemption levels, or both, as compared to the assumptions used to estimate undiscounted future cash flows, as described above, could result in the impairment of the deferred sales commission asset. Due to the volatility of the capital markets and changes in redemption rates, management is unable to predict whether or when a future impairment of the deferred sales commission asset might occur. Any impairment would reduce materially the recorded amount of the deferred sales commission asset with a corresponding charge to earnings.

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

Other

During July 2009, we entered into a subscription agreement under which we committed to invest up to $40 million in a venture capital fund over a six-year period. As of December 31, 2009, we have not funded any of this commitment. In February 2010, we received an initial $1.6 million capital call.

Also during July 2009, we were selected by the U.S. Treasury Department as one of nine pre-qualified investment managers under the Public-Private Investment Program. As part of the program, each investment manager is required to invest a minimum of $20 million in the Public-Private Investment Fund they manage. As of December 31, 2009, we funded $4.1 million of this commitment.

12. Net Capital

SCB LLC, a broker-dealer and a member organization of the New York Stock Exchange (“NYSE”), is subject to the Uniform Net Capital Rule 15c3-1 of the Exchange Act. SCB LLC computes its net capital under the alternative method permitted by the rule, which requires that minimum net capital, as defined, equal the greater of $1 million, or two percent of aggregate debit items arising from customer transactions, as defined. As of December 31, 2009, SCB LLC had net capital of $163.5 million, which was $152.0 million in excess of the minimum net capital requirement of $11.5 million. Advances, dividend payments and other equity withdrawals by SCB LLC are restricted by the regulations of the U.S. Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority, Inc., and other securities agencies.

SCBL is a member of the London Stock Exchange. As of December 31, 2009, SCBL was subject to financial resources requirements of $14.8 million imposed by the Financial Services Authority of the United Kingdom and had aggregate regulatory financial resources of $41.8 million, an excess of $27.0 million.

AllianceBernstein Investments serves as distributor and/or underwriter for certain company-sponsored mutual funds. AllianceBernstein Investments is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the SEC. AllianceBernstein Investments’ net capital as of December 31, 2009 was $55.2 million, which was $49.2 million in excess of its required net capital of $6.0 million.

Many of our subsidiaries around the world are subject to minimum net capital requirements by the local laws and regulations to which they are subject. As of December 31, 2009, each of our subsidiaries subject to a minimum net capital requirement satisfied the applicable requirement.

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

In accordance with industry practice, SCB LLC and SCBL record customer transactions on a settlement date basis, which is generally three business days after trade date. SCB LLC and SCBL are exposed to risk of loss on these transactions in the event of the customer’s or broker’s inability to meet the terms of their contracts, in which case SCB LLC and SCBL may have to purchase or sell financial instruments at prevailing market prices. The risks assumed by SCB LLC and SCBL in connection with these transactions are not expected to have a material effect on AllianceBernstein’s, SCB LLC’s or SCBL’s financial condition or results of operations.

Other Counterparties

SCB LLC and SCBL are engaged in various brokerage activities on behalf of clients in which counterparties primarily include broker-dealers, banks and other financial institutions. In the event counterparties do not fulfill their obligations, SCB LLC and SCBL may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is SCB LLC’s and SCBL’s policy to review, as necessary, the credit standing of each counterparty.

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

14. Qualified Employee Benefit Plans

We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes. Aggregate contributions for 2009, 2008 and 2007 were $15.2 million, $24.5 million and $29.4 million, respectively.

We maintain several defined contribution plans for foreign employees in the United Kingdom, Australia, New Zealand, Japan and our other foreign entities. Employer contributions are generally consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $7.7 million, $10.6 million and $8.3 million in 2009, 2008 and 2007, respectively.

We maintain a qualified, noncontributory, defined benefit retirement plan (“Retirement Plan”) covering current and former employees who were employed by AllianceBernstein in the United States prior to October 2, 2000. Benefits are based on years of credited service, average final base salary (as defined), and primary Social Security benefits. Service and compensation after December 31, 2008 are not taken into account in determining participants’ retirement benefits.  This change, considered a plan curtailment, resulted in a decrease in our projected obligation of $13.1 million. This decrease in our projected obligation was offset against existing deferred losses in accumulated other comprehensive income (loss). In addition, as a result of all future service being eliminated, we accelerated recognition of the existing prior service credit of $3.5 million in the fourth quarter of 2008.

Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by ERISA and not greater than the maximum amount we can deduct for federal income tax purposes. We contributed $12.8 million to the Retirement Plan during 2009. We currently estimate we will contribute $6.0 million to the Retirement Plan during 2010. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, is unable to determine the amount, if any, of additional future contributions that may be required.

The Retirement Plan’s projected benefit obligation, fair value of plan assets, and funded status (amounts recognized in the consolidated statements of financial condition) were as follows:

	Years Ended December 31,
	2009	2008
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$72,230	$76,731
Service cost	—	2,995
Interest cost	4,420	4,996
Actuarial loss	3,427	3,891
Plan curtailment	—	(13,133)
Benefits paid	(2,913)	(3,250)
Projected benefit obligation at end of year	77,164	72,230
Change in plan assets:
Plan assets at fair value at beginning of year	33,383	56,786
Actual return on plan assets	13,368	(25,770)
Employer contribution	12,754	5,617
Benefits paid	(2,913)	(3,250)
Plan assets at fair value at end of year	56,592	33,383
Funded status	$(20,572)	$(38,847)

The amounts recognized in other comprehensive income (loss), net of taxes, for 2009 and 2008 were as follows:

	2009	2008
	(in thousands)

Unrecognized net gain (loss) from experience different from that assumed and effects of changes and assumptions	$7,098	$(20,811)
Unrecognized prior service credit	—	(3,844)
Unrecognized net plan assets as of January 1, 1987 being recognized over 26.3 years	(143)	(108)
Other comprehensive income (loss)	$6,955	$(24,763)

The amounts included in accumulated other comprehensive income (loss), net of taxes, as of December 31, 2009 and 2008 were as follows:

	2009	2008
	(in thousands)

Unrecognized net loss from experience different from that assumed and effects of changes and assumptions	$(15,151)	$(22,249)
Unrecognized net plan assets as of January 1, 1987 being recognized over 26.3 years	459	602
Accumulated other comprehensive loss	$(14,692)	$(21,647)

The estimated initial plan assets and amortization of loss for the Retirement Plan that will be amortized from accumulated other comprehensive income over the next year is $143,000 and $223,000, respectively. The accumulated benefit obligation for the plan was $77.2 million and $72.2 million as of December 31, 2009 and 2008, respectively.

Actuarial computations used to determine benefit obligations as of December 31, 2009 and 2008 (measurement dates) were made utilizing the following weighted-average assumptions:

	2009	2008

Discount rate on benefit obligations	6.05%	6.20%
Annual salary increases	0.00	3.11

The following benefit payments, which reflect expected future service, are expected to be paid as follows (in thousands):

2010	$3,438
2011	2,696
2012	4,158
2013	3,257
2014	2,876
2015-2019	24,153

Net expense under the Retirement Plan consisted of:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)

Service cost	$—	$2,995	$3,447
Interest cost on projected benefit obligations	4,419	4,996	4,769
Expected return on plan assets	(3,110)	(4,590)	(4,310)
Amortization of prior service credit	—	(431)	(59)
Amortization of transition asset	(143)	(143)	(143)
Curtailment gain recognized	—	(3,510)	—
Recognized actuarial loss	431	—	—
Net pension charge (benefit)	$1,597	$(683)	$3,704

Actuarial computations used to determine net periodic costs were made utilizing the following weighted-average assumptions:

	Years Ended December 31,
	2009	2008	2007

Discount rate on benefit obligations	6.20%	6.55%	5.90%
Expected long-term rate of return on plan assets	8.00	8.00	8.00
Annual salary increases	0.00	3.14	3.14

The Retirement Plan’s asset allocation percentages consisted of:

	December 31,
	2009	2008

Equity securities	61%	56%
Debt securities	31	30
Real estate	8	14
	100%	100%

In developing the expected long-term rate of return on plan assets of 8.0%, management considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class.

The guidelines regarding allocation of assets formalized in the Investment Policy Statement were adopted by the Investment Committee for the Retirement Plan to reflect the Plan’s liquidity requirements, funded status, growth expectations and risk tolerance. The guidelines specify an allocation weighting of 50% to 70% for global equity securities (target of 60%), 20% to 40% for fixed income securities (target of 30%) and 0% to 10% for real estate investment trusts (target of 10%). Alternative investments are permitted under the guidelines, with such investments to be allocated to one or more of the above security classes and subject to the indicated tactical ranges.

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

The following table summarizes the valuation of our Retirement Plan assets by pricing observability levels as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash	$12	$—	$—	$12
Short-term investments	—	1,435	—	1,435
Mutual fund	4,233	—	—	4,233
Offshore hedge funds	—	6,539	—	6,539
Private investment trusts	—	44,373	—	44,373
Total assets measured at fair value	$4,245	$52,347	$—	$56,592

See Note 7 for a description of how we measure the fair value of our plan assets.

The Retirement Plan invests in a mutual fund which is an open-end fund that seeks total return from long-term growth of capital and income. Typically the mutual fund invests at least 80% of its net assets in real estate investment trusts (“REITs”) and other real estate industry companies. The mutual fund is subject to certain risks associated with the direct ownership of real estate and with the real estate industry in general. To the extent that assets underlying the mutual fund’s investments are concentrated geographically, by property type or in certain other respects, the mutual fund may be subject to additional risks.

Additionally, the Retirement Plan invests in two offshore hedge funds and two private investment trusts. One of the hedge funds seeks to deliver long-term returns in excess of balanced allocations of equities and fixed income instruments with comparable volatility over time, while the other hedge fund attempts to significantly outperform the returns of global markets over full market cycles. One of the private investment trusts invests primarily in investment grade, U.S. dollar-denominated fixed income securities. The other private investment trust primarily invests in equity securities of companies located around the world.

The short-term investments held by the Retirement Plan consist mainly of United States Treasury Bills.

We provide postretirement medical benefits which allow retirees between the ages of 55 and 65 meeting certain service requirements, at their election, to continue to participate in our group medical program by paying 100% of the applicable group premium. Retirees older than 65 may also continue to participate in our group medical program, but are required to pay the full expected cost of benefits. To the extent that retirees’ medical costs exceed premiums paid, we incur the cost of providing a postretirement medical benefit. During 2009, our net periodic benefit cost was $0.5 million, and our aggregate benefit obligation as of December 31, 2009 is $4.0 million.

15. Long-term Incentive Compensation Plans

We maintain an unfunded, non-qualified incentive compensation program known as the Amended and Restated AllianceBernstein Incentive Compensation Award Program (formerly known as the Amended and Restated AllianceBernstein Partners Compensation Plan, the “Incentive Compensation Program”) under which annual awards may be granted to eligible employees.

Effective December 7, 2009, awards under the Incentive Compensation Program are governed by the Post-December 1, 2009 Award Provisions under the Incentive Compensation Program (“2009 ICP Provisions”).  As a result, all 2009 awards under the Incentive Compensation Program were in the form of restricted Holding Units, which vest ratably over four years.  The 2009 ICP Provisions include a “rule of 65” retirement provision (employees must have attained age 55 and completed at least 10 years of service) that will allow qualified employees to retire from the company and continue to vest in their award provided they comply with covenants and agreements in the award agreement (e.g., non-competition and non-solicitation).  Upon vesting, awards are distributed to participants unless a voluntary election to defer receipt has been made.  Quarterly cash distributions on vested and unvested restricted Holding Units are paid currently to participants.  As an eligible employee’s total compensation increases, the percentage of his or her annual incentive compensation paid in equity awards increases relative to other employees.

Prior to 2009, participants in the Incentive Compensation Program allocated their awards among notional investments in Holding Units and certain of our investment services and, in certain instances, in options to buy Holding Units.  The Compensation Committee of the Board of Directors of the General Partner had the discretion to determine each calendar year a minimum and a maximum percentage of each award that could have been treated as notionally invested in Holding Units or certain of our investment services, or, under certain circumstances, allocated to options to buy Holding Units.

For 2001 through 2008 awards, vesting periods range from four years to immediate depending on the age of the participant. Upon vesting, awards are distributed to participants unless a voluntary election to defer receipt has been made. Quarterly cash distributions on unvested Holding Units for which a deferral election has not been made are paid currently to participants. Quarterly cash distributions on vested and unvested Holding Units for which a deferral election had been made and income earned on notional investments in company-sponsored mutual funds are treated as fully vested and are reinvested and distributed as elected by participants.

•
For 2008 awards, executives and those senior officers previously participating in the Special Option Program were permitted to allocate up to half of their awards to investments in options to buy Holding Units (see Note 16).

•
For 2006 and 2007 awards, selected senior officers were permitted to elect to allocate up to a specified portion of their awards to investments in options to buy Holding Units (“Special Option Program”); the firm matched this allocation on a two-for-one basis (for additional information about the Special Option Program, see Note 16).

•
Beginning with 2003 awards, participants were permitted to allocate their awards to a combination of notional investments in Holding Units (up to 50%) and notional investments in certain of our investment services.

•	For 2002 awards, participants were permitted to allocate their awards to a combination of notional investments in Holding Units and notional investments in certain of our investment services.

•
For 2001 awards, participants were required to allocate at least 50% of their awards to notional investments in Holding Units and could allocate the remainder to notional investments in certain of our investment services.

•	Awards made for 1999 and 2000 are notionally invested in Holding Units and vested over periods ranging from eight years to immediate depending on the age of the participant.

•	Awards made from 1995 through 1998 generally vested ratably over eight years.

•
Effective January 1, 2006, participant accounts were converted to notional investments in Holding Units or a money market fund, or a combination of both, at the election of the participant, in lieu of being subject to an earnings-based calculation. Each participant elected a distribution date, which could be no earlier than January 2007. Holding issued 834,864 Holding Units in January 2006 in connection with this conversion, with a market value on that date of approximately $47.2 million.

The Incentive Compensation Program (including the 2009 ICP Provisions) may be terminated at any time without cause, in which case our liability would be limited to vested benefits. We made awards in 2009, 2008 and 2007 aggregating $223.1 million, $236.0 million and $314.6 million, respectively. In January 2009, $22.9 million of the 2008 award was allocated to options to buy Holding Units (see Note 16). The 2007 award is net of $9.9 million allocated to the December 2007 Special Option Program’s awards. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2009, 2008 and 2007 were $199.7 million, $59.9 million and $227.2 million, respectively.

During December 2008, Mr. Sanders, our former Chairman and CEO, retired from the company.  Based on his employment and retirement agreements, unvested deferred compensation awards fully vested in 2008. The amounts charged to employee compensation and benefits expense under his agreements for the years ended December 31, 2008 and 2007 were $40.9 million and $19.7 million, respectively.

Effective August 1, 2005, we established the AllianceBernstein Financial Advisor Wealth Accumulation Plan (“Wealth Accumulation Plan”), a voluntary unfunded, non-qualified incentive plan. The Wealth Accumulation Plan was established to attract and retain eligible employees expected to make significant contributions to the future growth and success of Bernstein Global Wealth Management, the unit of AllianceBernstein that services private clients. Participants designate the percentage of their awards to be notionally invested in Holding Units or certain of our investment services. No more than 50% of the award may be notionally invested in Holding Units. All awards vest annually on a pro rata basis over the term of the award. We made awards totaling $16.5 million in 2009, $15.2 million in 2008, and $23.5 million in 2007. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2009, 2008 and 2007 were $9.5 million, $8.7 million and $8.0 million, respectively.

During 2003, we established the AllianceBernstein Commission Substitution Plan (“Commission Substitution Plan”), an unfunded, non-qualified incentive plan. Employees whose principal duties are to sell or market the products or services of AllianceBernstein and whose compensation is entirely or mostly commission-based were eligible for an award under this plan. Participants designated the percentage of their awards to be allocated to notional investments in Holding Units or in certain of our investment services. Awards vested ratably over a three-year period and were amortized as employee compensation expense. The Commission Substitution Plan was terminated in 2007 and no awards have been made since 2006. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2009, 2008 and 2007 were $10.5 million, $21.7 million and $31.9 million, respectively.

We maintain an unfunded, non-qualified deferred compensation plan known as the Capital Accumulation Plan and also have assumed obligations under contractual unfunded deferred compensation arrangements covering certain executives (“Contractual Arrangements”). The Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made. The Board of Directors of the General Partner (“Board”) may terminate the Capital Accumulation Plan at any time without cause, in which case our liability would be limited to benefits that have vested. Payment of vested benefits under both the Capital Accumulation Plan and the Contractual Arrangements will generally be made over a ten-year period commencing at retirement age. The General Partner is obligated to make capital contributions to AllianceBernstein in amounts equal to benefits paid under the Capital Accumulation Plan and the Contractual Arrangements. Amounts included in employee compensation and benefits expense for the Capital Accumulation Plan and the Contractual Arrangements for the years ended December 31, 2009, 2008 and 2007 were $1.4 million, $1.7 million and $1.7 million, respectively.

16. Compensatory Unit Awards and Option Plans

In 1997, we established the 1997 Long Term Incentive Plan (“1997 Plan”), under which options to buy Holding Units, restricted Holding Units and phantom restricted Holding Units, performance awards, and other Holding Unit-based awards may be granted to key employees and independent directors of the General Partner for terms established at the time of grant (generally 10 years). Options granted to employees are generally exercisable at a rate of 20% of the Holding Units subject to such options on each of the first five anniversary dates of the date of grant (except for certain options awarded under the Special Option Program, which are described below); options granted to independent directors are generally exercisable at a rate of 33.3% of the Holding Units subject to such options on each of the first three anniversary dates of the date of grant. Restricted Holding Units awarded to independent directors of the General Partner vest on the third anniversary of the grant date or immediately upon a director’s resignation. Restricted Holding Units awarded to our CEO (as described below under “Restricted Holding Unit Awards”) vest 20% on each of the first five anniversary dates of the grant date. Restricted Holding Units awarded under the Incentive Compensation Program vest 25% on December 1st of the subsequent four years. The aggregate number of Holding Units that can be the subject of options granted or that can be issued under the 1997 Plan may not exceed 41,000,000 Holding Units. As of December 31, 2009, options to buy 19,574,923 Holding Units, net of forfeitures, had been granted and 15,168,431 Holding Units, net of forfeitures, were issued for other unit awards made under the 1997 Plan (as described below). Holding Unit-based awards (including options) in respect of 6,256,646 Holding Units were available for grant of options or issuance of Holding Units as of December 31, 2009.  The 1997 Plan will expire on July 26, 2010.  We intend to convene a special meeting of Holding Unitholders during 2010 to seek approval for a new long-term equity compensation plan.

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

Option Awards

On January 26, 2007, the Compensation Committee of the Board approved the Special Option Program, under which selected senior officers voluntarily allocate a specified portion of their annual long-term incentive compensation award to options to buy Holding Units and the company matches this allocation on a two-for-one basis. Also on January 26, 2007, and pursuant to the Special Option Program, the Compensation Committee granted two separate awards of options to buy Holding Units to 67 participants. The exercise price for both awards is $90.65, the closing price of Holding Units on the grant date. The first grant, with a fair value of $17.69 per option, awarded options to buy 555,985 Holding Units, vesting in equal increments on each of the first five anniversaries of the grant date and expiring in 10 years. The second grant, with a fair value of $17.67 per option, awarded options to buy 1,113,220 Holding Units, vesting in equal annual increments on each of the sixth through tenth anniversaries of the grant date and expiring in 11 years.

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

On January 23, 2009, the Compensation Committee granted an award of options to buy 6,534,182 Holding Units to 67 selected senior officers. The exercise price is $17.05, the closing price of Holding Units on the grant date, and the fair value is $3.51 per option.

Options to buy Holding Units (including grants to independent directors) were granted as follows: 6,565,302 options were granted during 2009, 13,825 options were granted during 2008 and 3,708,939 options were granted during 2007. The weighted average fair value of options to buy Holding Units granted during 2009, 2008 and 2007 was $3.52, $10.85 and $15.96, respectively, on the date of grant, determined using the Black-Scholes option valuation model with the following assumptions:

	2009	2008	2007

Risk-free interest rate	1.6 – 2.1%	3.2%	3.5 – 4.9%
Expected cash distribution yield	5.2 – 6.1%	5.4%	5.6 – 5.7%
Historical volatility factor	40.0 – 44.6%	29.3%	27.7–30.8%
Expected term	6.0 – 6.5 years	6.0 years	6.0 – 9.5 years

Due to a lack of sufficient historical data, we have chosen to use the simplified method to calculate the expected term of options.

The following table summarizes the activity in options under our various option plans:

	Holding Units	Weighted Average Exercise Price Per Holding Unit	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)

Outstanding as of December 31, 2008	6,685,808	$66.11	6.3
Granted	6,565,302	17.06
Exercised	—	—
Forfeited	(948,888)	45.09
Expired	(254,700)	30.21
Outstanding as of December 31, 2009	12,047,522	41.79	7.3	$—
Exercisable as of December 31, 2009	2,804,042	51.91	2.9	—
Vested or expected to vest as of December 31, 2009	11,530,174	41.26	7.3	—

The aggregate intrinsic value as of December 31, 2009 on options outstanding, exercisable and expected to vest is negative, and is therefore presented as zero in the table above. The total intrinsic value of options exercised during 2009, 2008 and 2007 was zero, $6.3 million and $58.8 million, respectively.

Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the options awarded (determined using the Black-Scholes option valuation model) and is recognized over the vesting period. We recorded compensation expense relating to option grants of $11.9 million, $7.7 million and $5.9 million, respectively, for the years ended December 31, 2009, 2008 and 2007. As of December 31, 2009, there was $47.9 million of compensation cost related to unvested option grants not yet recognized in the consolidated statements of income. The cost is expected to be recognized over a weighted average period of 4.7 years.

Restricted Holding Unit Awards

In 2009, 2008 and 2007, restricted Holding Units were awarded to the independent directors of the General Partner. These Units give the directors, in most instances, all the rights of other Holding Unitholders subject to such restrictions on transfer as the Board may impose. We awarded 8,210, 2,335 and 1,705 restricted Holding Units in 2009, 2008 and 2007, respectively, with grant date fair values of $18.27, $64.24 and $87.98 per restricted Holding Unit, respectively. All of the restricted Holding Units vest on the third anniversary of grant date or immediately upon a director’s resignation. We fully expensed these awards on each grant date.

In accordance with the terms of the employment agreement between Mr. Kraus, Chairman and CEO, the General Partner, Holding and AllianceBernstein dated December 19, 2008, Mr. Kraus was granted 2,722,052 restricted Holding Units with a grant date fair value of $19.20.  Subject to accelerated vesting provisions in Mr. Kraus’s employment agreement, his restricted Holding Units vest ratably on each of the first five anniversaries of December 19, 2008, commencing December 19, 2009, provided, with respect to each installment, Mr. Kraus continues to be employed by AllianceBernstein on the vesting date. The agreement provides for immediate vesting upon AXA ceasing to control the management of AllianceBernstein’s business or Holding ceasing to be publicly traded and certain qualifying terminations of employment, including termination of Mr. Kraus’s employment (i) by AllianceBernstein without cause, (ii) by Mr. Kraus for good reason (“good reason” generally means actions taken by AllianceBernstein resulting in a material negative change in Mr. Kraus’s employment relationship, including assignment to Mr. Kraus of duties materially inconsistent with his position or a requirement that Mr. Kraus report to an officer or employee of AllianceBernstein instead of reporting directly to the Board), and (iii) due to death or disability.

In 1993, we established the Century Club Plan, under which employees of AllianceBernstein whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds and who meet certain sales targets, are eligible to receive an award of restricted Holding Units. Awards vest ratably over three years and are amortized over the vesting period as employee compensation expense. We awarded 46,163, 46,030 and 45,072 restricted Holding Units in 2009, 2008 and 2007, respectively, with grant date fair values of $12.17, $62.05 and $82.37 per Holding Unit, respectively.

Beginning in 2009, we awarded restricted Holding Units under the Incentive Compensation Program (see Note 15). Restricted Holding Unit awards vest ratably over four years and are amortized over the vesting period as employee compensation expense. We awarded 8,345,805 restricted Holding Units in 2009 with a grant date fair value of $26.73 per restricted Holding Unit.

We also awarded restricted Holding Units in connection with certain employment and separation agreements with vesting schedules ranging between two to five years.  The fair value of the restricted Holding Units is amortized over the required service period as employee compensation expense. We awarded 1,443,227 Holding Units in 2009 with grant date fair values ranging between $16.79 and $28.38 per restricted Holding Unit.

The following table summarizes the activity of unvested restricted Holding Units during 2009:

	Holding Units	Weighted Average Grant Date Fair Value

Unvested as of December 31, 2008	2,806,846	$20.71
Granted	9,843,405	26.13
Vested	(591,566)	22.82
Forfeited	(3,001)	43.78
Unvested as of December 31, 2009	12,055,684	25.03

The total grant date fair value of restricted Holding Units that vested during 2009, 2008 and 2007 was $14.7 million, $2.3 million and $2.5 million, respectively.

We recorded compensation expense relating to restricted Holding Unit awards of $30.5 million, $2.9 million and $2.5 million, respectively, for the years ended December 31, 2009, 2008 and 2007. As of December 31, 2009, there was $236.2 million of compensation cost related to unvested restricted Holding Unit awards granted and not yet recognized in the consolidated statement of income. The cost is expected to be recognized over a weighted average period of 4.0 years.

17. Units Outstanding

The following table summarizes the activity in units:

Outstanding as of December 31, 2007	260,341,992
Options to buy Holding Units exercised	315,467
Holding Units issued	3,063,761
Holding Units forfeited	(3,610)
Outstanding as of December 31, 2008	263,717,610
Options to buy Holding Units exercised	-
Holding Units issued	11,030,983
Holding Units forfeited	(3,001)
Outstanding as of December 31, 2009	274,745,592

Holding Units issued pertain to Holding Units newly issued under our Amended and Restated 1997 Long Term Incentive Plan and include: (i) restricted Holding Unit awards to independent members of the Board of Directors of the General Partner, (ii) restricted Holding Unit awards to eligible employees, (iii) Holding Unit issuances to fund deferred compensation notional investment elections by plan participants, (iv) Century Club Plan restricted Holding Unit awards and (v) restricted Holding Unit issuances in connection with certain employee separation agreements.

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

In order to preserve AllianceBernstein’s status as a private partnership for federal income tax purposes, AllianceBernstein Units must not be considered publicly traded. The AllianceBernstein Partnership Agreement provides that all transfers of AllianceBernstein Units must be approved by AXA Equitable and the General Partner; AXA Equitable and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in relevant treasury regulations. If such units were considered readily tradable, AllianceBernstein’s net income would be subject to federal and state corporate income tax. Furthermore, should AllianceBernstein enter into a substantial new line of business, Holding, by virtue of its ownership of AllianceBernstein, would lose its status as a “grandfathered” publicly-traded partnership and would become subject to corporate income tax which would reduce materially Holding’s net income and its quarterly distributions to Holding unitholders.

Earnings before income taxes and income tax expense consist of:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)

Earnings before income taxes:
United States	$539,002	$669,205	$1,113,185
Foreign	85,483	275,024	291,819
Total	$624,485	$944,229	$1,405,004
Income tax expense:
Partnership UBT	$2,420	$9,945	$30,219
Corporate subsidiaries:
Federal	5,550	13,713	6,852
State and local	632	1,762	2,733
Foreign	32,001	78,367	87,494
Current tax expense	40,603	103,787	127,298
Deferred tax expense (benefit)	5,374	(7,984)	547
Income tax expense	$45,977	$95,803	$127,845

The principal reasons for the difference between the effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31,
	2009		2008		2007
	(in thousands)

UBT statutory rate	$24,979	4.0%	$37,769	4.0%	$55,532	4.0%
Corporate subsidiaries’ federal, state, local and foreign income taxes	32,585	5.2	77,732	8.2	83,195	5.9
Effect of ASC 740 adjustments, miscellaneous taxes, and other	(1,988)	(0.3)	(11,929)	(1.3)	2,684	0.2
Income not taxable resulting from use of UBT business apportionment factors	(9,599)	(1.5)	(7,769)	(0.8)	(13,566)	(1.0)
Income tax expense and effective tax rate	$45,977	7.4	$95,803	10.1	$127,845	9.1

We recognize the effects of a tax position in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based solely on its technical merits. In making this assessment, we assume that the taxing authority will examine the tax position and have full knowledge of all relevant information.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)

Balance as of beginning of period	$8,805	$19,016	$17,862
Additions for prior year tax positions	174	324	2,000
Reductions for prior year tax positions	-	(603)	(1,452)
Additions for current year tax positions	1,182	1,649	3,317
Reductions for current year tax positions	(52)	(715)	(303)
Reductions related to settlements with tax authorities/closed years	(2,744)	(10,866)	(2,408)
Balance as of end of period	$7,365	$8,805	$19,016

The amount of unrecognized tax benefits as of December 31, 2009, 2008 and 2007 when recognized, is recorded as a reduction to income tax expense and reduces the company’s effective tax rate.

Interest and penalties, if any, relating to tax positions are recorded in income tax expense on the consolidated statements of income. The total amount of interest expense (credit) recorded in income tax expense during 2009, 2008 and 2007 was $(0.1) million, $(1.4) million and $0.5 million, respectively.  The total amount of accrued interest recorded on the consolidated statements of financial condition as of December 31, 2009, 2008 and 2007 are $0.8 million, $0.9 million and $2.2 million, respectively. There were no accrued penalties as of December 31, 2009, 2008 or 2007.

The company is generally no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for any year prior to 2006 except as noted below. The Internal Revenue Service (“IRS”) completed an examination of our domestic corporate subsidiaries’ federal tax returns for 2005 in the second quarter of 2009. This examination was settled resulting in a tax payment to the U.S. Treasury in the amount of $0.2 million. The IRS has not indicated whether they will examine our domestic corporate subsidiaries’ federal tax returns for the years subsequent to 2005. The State of New York has begun an examination of the Partnership’s tax returns for the years 2005 and 2006.  This examination is in the preliminary stage and we do not believe an increase in the reserve is necessary. In addition, an assessment has been received resulting from a state and local examination of AllianceBernstein’s corporate subsidiary tax returns for years 2001 through 2004. This matter is in the appeal stage, however, we do not believe an increase in the reserve is necessary.

During December 2008, the examinations of AllianceBernstein’s New York City Partnership tax returns for the years 2003 through 2005 were formerly settled. As a result, we recognized approximately $12.1 million of net unrecognized tax benefits, including accrued interest, during the fourth quarter of 2008.

The Canadian Revenue Agency has commenced an examination of AllianceBernstein’s Canadian subsidiary tax returns for the years 2005-2007. The examination remains in the preliminary stage and we do not believe an increase to the reserve is necessary. Currently, there are no other income tax examinations at our significant non-U.S. subsidiaries. Years that remain open and may be subject to examination vary under local law, and range from one to seven years.

Adjustment to the reserve could occur in light of changing facts and circumstances with respect to aforementioned on-going examinations.

Subject to the results of the examinations for the tax years 2001-2007, under our existing policy for determining whether a tax position is effectively settled for purposes of recognizing previously unrecognized tax benefits, there is the possibility that recognition of unrecognized tax benefits of approximately $2.9 million including accrued interest could occur over the next twelve months.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the net deferred tax asset (liability) is as follows:

	December 31,
	2009	2008
	(in thousands)
Deferred tax asset:
Differences between book and tax basis:
Deferred compensation plans	$9,593	$14,704
Charge for mutual fund matters, legal proceedings and claims processing contingency	71	4,179
Other, primarily accrued expenses deductible when paid	11,489	5,235
Deferred tax asset	21,153	24,118
Deferred tax liability:
Differences between book and tax basis:
Intangible assets	14,056	17,075
Translation adjustment	5,902	2,700
Other, primarily undistributed earnings of certain foreign subsidiaries	4,576	3,050
	24,534	22,825
Net deferred tax asset (liability)	$(3,381)	$1,293

The deferred tax asset is included in other assets. Management has determined that realization of the deferred tax asset is more likely than not based on anticipated future taxable income.

The company provides income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the United States. As of December 31, 2009, $534.4 million of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested. At existing applicable income tax rates, additional taxes of approximately $26.5 million would need to be provided if such earnings were remitted.

19. Business Segment Information

 Management has assessed the requirements of ASC 280, Segment Reporting, and determined that, because we utilize a consolidated approach to assess performance and allocate resources, we have only one operating segment. Enterprise-wide disclosures as of and for the years ended December 31, 2009, 2008 and 2007 were as follows:

Services

Net revenues derived from our investment management, research and related services were as follows:

	Years Ended December 31,
	2009	2008	2007
	(in millions)

Institutions	$811	$1,241	$1,482
Retail	888	1,227	1,521
Private client	590	850	961
Bernstein research services	435	472	424
Other	187	(239)	332
Total revenues	2,911	3,551	4,720
Less: Interest expense	4	37	195
Net revenues	$2,907	$3,514	$4,525

Geographic Information

Net revenues and long-lived assets, related to our U.S. and international operations, as of and for the years ended December 31, were:

	2009	2008	2007
	(in millions)
Net revenues:
United States	$2,038	$2,258	$3,013
International	869	1,256	1,512
Total	$2,907	$3,514	$4,525
Long-lived assets:
United States	$3,488	$3,576	$3,656
International	79	40	52
Total	$3,567	$3,616	$3,708

Major Customers

Company-sponsored mutual funds are distributed to individual investors through broker-dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries. AXA Advisors, LLC (“AXA Advisors”), a wholly-owned subsidiary of AXA Financial that uses members of the AXA Equitable insurance agency sales force as its registered representatives, has entered into a selected dealer agreement with AllianceBernstein Investments and has been responsible for 2%, 4% and 2% of our open-end mutual fund sales in 2009, 2008 and 2007, respectively. Subsidiaries of Merrill Lynch & Co., Inc. (“Merrill Lynch”), which was acquired by Bank of America Corporation in 2008, was responsible for approximately 5%, 8% and 7% of our open-end mutual fund sales in 2009, 2008 and 2007, respectively. Morgan Stanley Smith Barney LLC (formed by the combination of the Global Wealth Management Group of Morgan Stanley & Co. Incorporated and the Smith Barney division of Citigroup Global Markets Inc.) was responsible for approximately 5% of open-end mutual fund sales in 2009.  Citigroup, Inc. and its subsidiaries (“Citigroup”), was responsible for approximately 7% of our open-end mutual fund sales in 2008 and 2007. AXA Advisors, Merrill Lynch, Morgan Stanley Smith Barney and Citigroup are under no obligation to sell a specific amount of shares of company-sponsored mutual funds, and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations (in the case of Merrill Lynch, Morgan Stanley Smith Barney and Citigroup).

AXA and the general and separate accounts of AXA Equitable (including investments by the separate accounts of AXA Equitable in the funding vehicle EQ Advisors Trust) accounted for approximately 4%, 5% and 5% of total revenues for each of the years ended December 31, 2009, 2008 and 2007, respectively. No single institutional client other than AXA and its subsidiaries accounted for more than 1% of total revenues for the years ended December 31, 2009, 2008 and 2007.

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

	Years Ended December 31,
	2009	2008	2007
	(in thousands)

Investment advisory and services fees	$658,476	$870,524	$1,027,636
Distribution revenues	277,328	378,425	473,435
Shareholder servicing fees	90,141	99,028	103,604
Other revenues	6,962	6,868	6,502
Bernstein research services	1,138	1,233	1,583

AXA and its Subsidiaries

We provide investment management and certain administration services to AXA and its subsidiaries. In addition, AXA and its subsidiaries distribute company-sponsored mutual funds, for which they receive commissions and distribution payments. Sales of company-sponsored mutual funds through AXA and its subsidiaries, excluding cash management products, aggregated approximately $0.3 billion, $0.7 billion and $0.5 billion for the years ended December 31, 2009, 2008 and 2007, respectively. Also, we are covered by various insurance policies maintained by AXA subsidiaries and we pay fees for technology and other services provided by AXA and its subsidiaries that are included in General and Administrative expenses. Aggregate amounts included in the consolidated financial statements for transactions with AXA and its subsidiaries are as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Revenues:
Investment advisory and services fees	$129,012	$180,689	$208,786
Bernstein research services	71	225	606
Other revenues	568	697	824
	$129,651	$181,611	$210,216
Expenses:
Commissions and distribution payments to financial intermediaries	$6,918	$9,408	$7,178
Other promotion and servicing	1,935	703	1,409
General and administrative	17,285	13,843	10,219
	$26,138	$23,954	$18,806
Balance Sheet:
Institutional investment advisory and services fees receivable	$11,287	$7,349	$10,103
Other due (to) from AXA and its subsidiaries	(3,888)	(2,679)	(2,405)
	$7,399	$4,670	$7,698

AllianceBernstein and AXA Asia Pacific Holdings Limited (“AXA Asia Pacific”) own two investment management companies and we include their financial results in our consolidated results of operations. Investment advisory and services fees earned by these companies were approximately $40.9 million, $68.3 million and $77.6 million, for the years ended December 31, 2009, 2008 and 2007, respectively, of which approximately $14.0 million, $19.6 million and $22.9 million, respectively, were from AXA affiliates and are included in the table above. Minority interest recorded for these companies was $3.7 million, $9.7 million and $11.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

AllianceBernstein Venture Fund I, L.P. was launched during the fourth quarter of 2006.  It seeks to achieve its investment objective, which is long-term capital appreciation through equity and equity-related investments, by acquiring early-stage growth companies in private transactions. One of our subsidiaries is the general partner of the fund and, as a result, the fund is included in our consolidated financial statements, with approximately $163 million, $167 million and $136 million of investments on the consolidated statement of financial condition as of December 31, 2009, 2008 and 2007, respectively. AXA Equitable holds a 10% limited partnership interest in this fund.

The General Partner is obligated to make capital contributions to AllianceBernstein in amounts equal to benefits paid under the Capital Accumulation Plan and the Contractual Arrangements (see Note 15). Amounts paid by the General Partner to AllianceBernstein for the Capital Accumulation Plan and the Contractual Arrangements for the years ended December 31, 2009, 2008 and 2007 was $4.9 million.

Other Related Parties

The consolidated statements of financial condition include a net receivable from Holding and a net receivable or payable to our unconsolidated joint ventures as a result of cash transactions for fees and expense reimbursements. The net balances included in the consolidated statements of financial condition as of December 31, 2009, 2008 and 2007 are as follows:

	December 31,
	2009	2008	2007
	(in thousands)

Due from Holding, net	$1,484	$4,825	$7,460

Due from unconsolidated joint ventures, net	$—	$—	$255

21. Comprehensive Income

Comprehensive income consisted of:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)

Net income	$578,508	$848,426	$1,277,159
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	4,391	(3,962)	(8,800)
Foreign currency translation adjustment	43,172	(100,268)	19,871
Changes in retirement plan related items	6,955	(24,763)	10,040
Comprehensive income	633,026	719,433	1,298,270
Comprehensive (income) loss of consolidated entities attributable to non-controlling interests	(26,614)	(5,445)	(17,888)
Comprehensive income attributable to AllianceBernstein Unitholders	$606,412	$713,988	$1,280,382

22. Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This standard changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard will require additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement, including how involvement with a variable interest entity affects the financial statements. The provisions of this standard are effective January 1, 2010. In January 2010, the FASB deferred portions of ASU 2009-17 as they relate to asset managers.  Management is currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements. The adoption of this standard may require that a significant amount of assets, liabilities, revenues and expenses of certain variable interest entities in which we have a minimal financial ownership interest be included in our consolidated financial statements, with corresponding offsets to non-controlling interests.

23. Quarterly Financial Data (Unaudited)

	Quarters Ended 2009
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

Net revenues	$781,861	$806,014	$721,440	$597,564
Net income attributable to AllianceBernstein Unitholders	$191,640	$199,341	$128,295	$36,851
Basic net income per AllianceBernstein Unit(1)	$0.71	$0.74	$0.48	$0.14
Diluted net income per AllianceBernstein Unit(1)	$0.70	$0.74	$0.48	$0.14
Cash distributions per AllianceBernstein Unit(2)	$0.70	$0.74	$0.48	$0.14

	Quarters Ended 2008
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

Net revenues	$580,522	$840,991	$1,063,624	$1,029,022
Net income attributable to AllianceBernstein Unitholders	$91,979	$219,529	$280,289	$247,443
Basic net income per AllianceBernstein Unit(1)	$0.35	$0.83	$1.06	$0.94
Diluted net income per AllianceBernstein Unit(1)	$0.35	$0.83	$1.06	$0.94
Cash distributions per AllianceBernstein Unit(2) (3) (4)	$0.37	$0.70	$1.06	$0.94
_____________
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

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein L.P.:

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, changes in partners’ capital and comprehensive income and cash flows present fairly, in all material respects, the financial position of AllianceBernstein L.P. and its subsidiaries (“AllianceBernstein”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, AllianceBernstein maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AllianceBernstein’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on AllianceBernstein’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 11, 2010

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

Internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of each of Holding’s and AllianceBernstein’s internal control over financial reporting as of December 31, 2009. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“COSO criteria”).

Based on its assessment, management concluded that, as of December 31, 2009, each of Holding and AllianceBernstein maintained effective internal control over financial reporting based on the COSO criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the 2009 financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of each of Holding’s and AllianceBernstein’s internal control over financial reporting as of December 31, 2009. These reports can be found in Item 8.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Both AllianceBernstein and Holding reported all information required to be disclosed on Form 8-K during the fourth quarter of 2009.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

General Partner

The Partnerships’ activities are managed and controlled by the General Partner.  The Board of Directors of the General Partner (“Board”) acts as the Board of each of the Partnerships. The General Partner has agreed that it will conduct no active business other than managing the Partnerships, although it may make certain investments for its own account. Neither AllianceBernstein Unitholders nor Holding Unitholders have any rights to manage or control the Partnerships, or to elect directors of the General Partner. The General Partner is an indirect, wholly-owned subsidiary of AXA.

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

Directors and Executive Officers

As of February 11, 2010, the directors and executive officers of the General Partner were as follows (officers of the General Partner serve as equivalent officers of AllianceBernstein and Holding):

Name	Age	Position
Peter S. Kraus	57	Chairman of the Board and Chief Executive Officer
Dominique Carrel-Billiard	43	Director
Christopher M. Condron	62	Director
Henri de Castries	55	Director
Denis Duverne	56	Director
Richard S. Dziadzio	46	Director
Deborah S. Hechinger	59	Director
Weston M. Hicks	53	Director
Nick Lane	36	Director
Lorie A. Slutsky	57	Director
A.W. (Pete) Smith, Jr.	66	Director
Peter J. Tobin	65	Director

Laurence E. Cranch	63	General Counsel
James A. Gingrich	51	Chairman and Chief Executive Officer of SCB LLC
Robert H. Joseph, Jr.	62	Chief Financial Officer
Lori A. Massad	45	Chief Talent Officer – Talent Development and Human Capital
David A. Steyn	50	Chief Operating Officer

Biographies

Mr. Kraus was elected Chairman of the Board of the General Partner and Chief Executive Officer of the General Partner, AllianceBernstein and Holding in December 2008. Mr. Kraus has in-depth experience in the financial markets, including investment banking, asset management and private wealth management. Most recently, he served as an executive vice president, the head of global strategy and a member of the Management Committee of Merrill Lynch from September 2008 through December 2008. Prior to joining Merrill Lynch, Mr. Kraus spent 22 years with Goldman Sachs Group Inc. (“Goldman”), where he most recently served as co-head of the Investment Management Division and a member of the Management Committee, as well as head of firm-wide strategy and chairman of the Strategy Committee. Mr. Kraus also served as co-head of the Financial Institutions Group. He was named a partner at Goldman in 1994 and managing director in 1996. Mr. Kraus is a member of the Management Board of AXA (“AXA Management Board”) and was named a Director of AXA Financial, AXA Equitable, MONY Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “MONY”) and MONY Life Insurance Company of America (a wholly-owned subsidiary of MONY, "MLOA") on February 12, 2009. He is also Chairman of the Investment Committee of Trinity College, Chairman of the Board of Overseers of CalArts, Co-Chair of the Friends of the Carnegie International, a member of the board of Keewaydin Camp and a member of the board of Young Audiences, Inc., a non-profit organization that works with educational systems, the arts community and private and public sectors to provide arts education to children.

Mr. Carrel-Billiard was elected a Director of the General Partner in July 2004. He has been Chief Executive Officer of AXA Investment Managers S.A. (“AXA IM”), a subsidiary of AXA, since June 2006 and was named to the AXA Group Executive Committee in January 2009. He is also a member of the boards of directors of various other privately-held subsidiaries and affiliates of the AXA Group. Mr. Carrel-Billiard joined AXA in June 2004 as the Senior Vice President-Business Support and Development in charge of AXA Financial, asset management and reinsurance. Prior to joining AXA, Mr. Carrel-Billiard was a Partner of McKinsey & Company (“McKinsey”), a strategic consulting firm, where he specialized in the financial services industry. During the 12 years he spent at McKinsey, Mr. Carrel-Billiard worked on a broad array of topics (including insurance, asset gathering and management, and corporate and investment banking) for the top management of international banks, insurance companies, including AXA, and other financial services groups.

Mr. Condron was elected a Director of the General Partner in May 2001. He has been Director, President and Chief Executive Officer of AXA Financial since May 2001. He is Chairman of the Board, Chief Executive Officer and President of AXA Equitable and a member of the AXA Management Board. In addition, Mr. Condron is Chairman of the Board, President and Chief Executive Officer of MONY and MLOA, which AXA Financial acquired in July 2004. In January 2010, he assumed the additional responsibility of overseeing AXA’s global Life & Savings and Health businesses. Prior to joining AXA Financial, Mr. Condron served as both President and Chief Operating Officer of Mellon Financial Corporation (“Mellon”), from 1999, and as Chairman and Chief Executive Officer of The Dreyfus Corporation, a subsidiary of Mellon, from 1995. Mr. Condron has been a member of the Board of Directors of Keefe Bruyette & Woods, Inc. (NYSE: KBW), a full-service investment bank and broker-dealer, since January 2007. He also serves as Chairman of KBW’s compensation committee and as a member of its audit committee and its corporate governance and nominating committee. Mr. Condron is also a member of the boards of directors of The American Council of Life Insurers and the Financial Services Round Table.

Mr. de Castries was elected a Director of the General Partner in October 1993. Since May 2000, he has been Chairman of the AXA Management Board. Prior thereto, he served AXA in various capacities, including Vice Chairman of the AXA Management Board; Senior Executive Vice President-Financial Services and Life Insurance Activities in the United States, Germany, the United Kingdom and Benelux from 1996 to 2000; Executive Vice President-Financial Services and Life Insurance Activities from 1993 to 1996; General Secretary from 1991 to 1993; and Central Director of Finances from 1989 to 1991. He is also a director or officer of AXA Financial, AXA Equitable and various other subsidiaries and affiliates of the AXA Group. Mr. de Castries was elected Vice Chairman of AXA Financial in February 1996 and was elected Chairman of AXA Financial in April 1998.

Mr. Duverne was elected a Director of the General Partner in February 1996. In January 2010, he was selected to oversee AXA Group strategy, finance and operations with AXA’s Chief Operating Officer, Chief Financial Officer and Chief Risk Officer reporting to him.  Mr. Duverne has been a member of the AXA Management Board since February 2003. He was Chief Financial Officer of AXA from May 2003 through December 2009. From January 2000 to May 2003, Mr. Duverne served as Group Executive Vice President-Finance, Control and Strategy. Mr. Duverne joined AXA as Senior Vice President in 1995. He is a Director of AXA Financial, AXA Equitable and various other subsidiaries and affiliates of the AXA Group.

Mr. Dziadzio was re-elected a Director of the General Partner in May 2007. (He had previously served on the Board from February 2001 to May 2004.) The Chief Financial Officer of AXA Financial and AXA Equitable since January 2007, Mr. Dziadzio was elected Senior Executive Vice President of AXA Equitable in January 2010. He joined AXA Financial and AXA Equitable in July 2004 and was elected Executive Vice President in September 2004. He became Deputy Chief Financial Officer of AXA Financial and AXA Equitable in September 2005.  Prior to joining AXA Financial, Mr. Dziadzio held various positions with subsidiaries and affiliates of the AXA Group, which he originally joined in 1994 as a senior analyst in the corporate finance department, working primarily on mergers and acquisitions. In 1997, he was promoted to corporate finance officer, handling corporate finance activities for the group in insurance and asset management in the U.S. and U.K. In 1998, Mr. Dziadzio became head of finance and administration for AXA Real Estate Investment Managers, a subsidiary of AXA. From February 2001 to June 2004, he was responsible for business support and development for AXA Financial, AllianceBernstein and AXA IM.
Ms. Hechinger was elected a Director of the General Partner in May 2007. Currently an independent consultant on non-profit governance, she was President and Chief Executive Officer of BoardSource, a leading governance resource for non-profit organizations, from 2003 to 2007. From 2004 to 2007, Ms. Hechinger also served as co-convener of the Governance and Fiduciary Responsibilities work group, one of the five groups established by the Panel on the Nonprofit Sector to make recommendations to Congress on ways to improve the governance and accountability of non-profit organizations. She also served on the Advisory Board for the Center for Effective Philanthropy and was a Member of the Ethics and Accountability Committee at Independent Sector. Prior to joining BoardSource, Ms. Hechinger was the Executive Vice President of the World Wildlife Fund, a large, global conservation organization, where she oversaw all fundraising, communication and operations activities. She has also served as a Deputy Comptroller and as Director of the Securities and Corporate Practices Division at the Office of the Comptroller of the Currency and has held senior executive positions in the Division of Enforcement at the SEC.

Mr. Hicks was elected a Director of the General Partner in July 2005. A professional investor and CFA charter holder, he has been a Director and the President and chief executive officer of Alleghany Corporation (NYSE: Y, “Alleghany”), an insurance and diversified financial services holding company, since December 2004 and was Executive Vice President of Alleghany from October 2002 until December 2004. From March 2001 through October 2002, Mr. Hicks was Executive Vice President and Chief Financial Officer of The Chubb Corporation.

Mr. Lane was elected a Director of the General Partner in July 2008. He is currently the head of AXA Group strategy and he is the Business Support Development representative for AXA Equitable, AXA IM, AllianceBernstein and AXA’s global Life & Savings business. Previously, Mr. Lane served as Vice Chairman of AXA Advisors LLC and AXA Network LLC where he was charged with overseeing the Retail Broker Dealer and Network Business as well as its enterprise operations and supervision systems. Prior to joining AXA Equitable, Mr. Lane worked for McKinsey where he was a leader in their sales and marketing practice. His previous experiences also include serving as an infantry officer in the United States Marine Corps and working on the floor of the NYSE. AXA IM, AXA Advisors and AXA Network are subsidiaries of AXA.

Ms. Slutsky was elected a Director of the General Partner in July 2002. Since January 1990, she has been President and Chief Executive Officer of The New York Community Trust, a community foundation that manages a $2 billion endowment and annually grants more than $150 million. Ms. Slutsky served on the Board of Directors of BoardSource from 1999 to 2008 and served as its Chair from 2005 to 2007.  She has been a Director of AXA Financial (as well as a member of its Audit Committee and Organization and Compensation Committee), AXA Equitable, MONY and MLOA since September 2006.

Mr. Smith was elected a Director of the General Partner in July 2005. The former CEO of Watson Wyatt Worldwide, he was also President of the Private Sector Council, a non-profit public service organization dedicated to improving the efficiency of the federal government, from September 2000 until May 2005. Mr. Smith has been President of Smith Consulting, a privately-held company specializing in executive compensation consulting, since June 2005.

Mr. Tobin was elected a Director of the General Partner in May 2000. From September 2003 to June 2005, he was Special Assistant to the President of St. John’s University. Prior thereto, Mr. Tobin served as Dean of the Tobin College of Business of St. John’s University from August 1998 to September 2003. As Dean, Mr. Tobin was the chief executive and academic leader of the College of Business. Mr. Tobin was Chief Financial Officer at The Chase Manhattan Corporation from 1996 to 1997. Prior thereto, he was Chief Financial Officer of Chemical Bank (which merged with Chase in 1996) from 1991 to 1996 and Chief Financial Officer of Manufacturers Hanover Trust (which merged with Chemical in 1991) from 1985 to 1991. Mr. Tobin has served on the board of directors of CIT Group Inc. (NYSE: CIT) since 1985 (except for one year during which CIT Group was owned by Tyco). He has been a Director of AXA Financial and AXA Equitable since March 1999 and also serves on AXA Financial's Audit Committee, Investment Committee, Investment and Finance Committee, Organization and Compensation Committee, and Executive Committee.

Mr. Cranch has been our General Counsel since he joined our firm in 2004. Prior to joining AllianceBernstein, Mr. Cranch was a partner of Clifford Chance, an international law firm. Mr. Cranch joined Clifford Chance in 2000 when Rogers & Wells, a New York law firm of which he was Managing Partner, merged with Clifford Chance.

Mr. Gingrich joined our firm in 1999 as a senior research analyst on the sell-side and has been Chairman and Chief Executive Officer of SCB LLC since February 2007. Prior to becoming Chairman and CEO of SCB LLC, Mr. Gingrich had served as Global Director of Research from December 2002 to January 2007.

Mr. Joseph joined our firm in 1984 and held various financial positions until his election as Chief Financial Officer in 1994. Before joining AllianceBernstein, Mr. Joseph was a Senior Audit Manager with Price Waterhouse for 13 years.

Ms. Massad joined our firm in 2006 as Chief Talent Officer.  In February 2009, her role was expanded to include oversight of Human Capital in addition to Talent Development. Prior to joining our firm, Ms. Massad served as Chief Talent Officer and Chief Operating Officer at Marakon Associates, a strategy consulting firm from 2004 to 2006. Before Marakon, Ms. Massad was a founding member of two start-ups: Spencer Stuart Talent Network (in 2001) and EmployeeMatters, a human resources outsourcing firm (in 2000). Before that, she spent eight years at The Boston Consulting Group, where she became a senior manager on the consulting staff and leader of the firm’s recruiting, training and development programs. While with The Boston Consulting Group, Ms. Massad was also an adjunct professor at New York University’s Leonard Stern School of Business.

Mr. Steyn joined our firm in 1999, having been the founding co-Chief Executive Officer of Bernstein’s London office, and has been Chief Operating Officer of AllianceBernstein since July 2009.  As COO, the heads of Distribution Services (Institutions, Retail and Private Clients) and the heads of Corporate and Fiduciary Services (IT, Operations, Finance, and Legal & Compliance) report to him.  Mr. Steyn was the Global Head of Distribution Services from April 2007 through July 2009, prior to which he had been Head of Institutions since November 2003.

Corporate Governance

Board of Directors

The Board holds regular quarterly meetings, generally in February, May, July or August, and November of each year, and holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit, Corporate Governance, Compensation and Special Committees, each of which is described in further detail below. Of the directors, only Mr. de Castries attended fewer than 75% of the aggregate of all Board and committee meetings which he was entitled to attend in 2009.

Committees of the Board

The Executive Committee of the Board (“Executive Committee”) is composed of Ms. Slutsky and Messrs. Condron, Duverne, Kraus (Chair) and Tobin. The Executive Committee exercises all of the powers and authority of the Board (with limited exceptions) when the Board is not in session, or when it is impractical to assemble the full Board. The Executive Committee held four meetings in 2009.

The Corporate Governance Committee of the Board (“Governance Committee”) is composed of Mr. Condron, Ms. Hechinger (Chair), Mr. Kraus, and Ms. Slutsky. The Governance Committee assists the Board in (i) identifying and evaluating qualified individuals to become Board members; (ii) determining the composition of the Board and its committees; (iii) developing and monitoring a process to assess Board effectiveness; (iv) developing and implementing our corporate governance guidelines; and (v) reviewing our policies and programs that relate to matters of corporate responsibility of the General Partner and the Partnerships. The Governance Committee held two meetings in 2009.

The Audit Committee of the Board (“Audit Committee”) is composed of Messrs. Hicks, Smith and Tobin (Chair). The primary purposes of the Audit Committee are to: (i) assist the Board in its oversight of (1) the integrity of the financial statements of the Partnerships, (2) the Partnerships’ status and system of compliance with legal and regulatory requirements and business conduct, (3) the independent registered public accounting firm’s qualification and independence, and (4) the performance of the Partnerships’ internal audit function; and (ii) oversee the appointment, retention, compensation, evaluation and termination of the Partnerships’ independent registered public accounting firm. Consistent with this function, the Audit Committee encourages continuous improvement of, and fosters adherence to, the Partnerships’ policies, procedures and practices at all levels. With respect to these matters, the Audit Committee provides an open avenue of communication among the independent registered public accounting firm, senior management, the Internal Audit Department and the Board. The Audit Committee held ten meetings in 2009.

The functions of each of the committees discussed above are more fully described in each committee’s charter.  The charters are available on our Internet site (http://www.alliancebernstein.com).

The Compensation Committee of the Board (“Compensation Committee”) is composed of Mr. Condron (Chair), Mr. Kraus, Ms. Slutsky and Mr. Smith. For additional information about the Compensation Committee, see “Compensation Discussion & Analysis—Compensation Committee” in Item 11.

The Special Committee of the Board (“Special Committee”) is composed of Ms. Hechinger, Mr. Hicks, Ms. Slutsky, Mr. Smith and Mr. Tobin (Chair).  The Special Committee has the authority to direct and oversee any matters referred to it by the Board and/or management including, but not limited to, matters relating to conflicts of interest and the relationship among AllianceBernstein, Holding and AXA.  The members of the Special Committee do not receive any additional compensation for their service on the Special Committee, apart from the ordinary meeting fees described in “Executive Compensation—Director Compensation” in Item 11. The Special Committee held five meetings during 2009.

Audit Committee Financial Experts

In January 2009, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Weston M. Hicks and Peter J. Tobin is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. The Board so determined at its regular meeting in February 2009. The Board also determined at this meeting that each member of the Audit Committee (Messrs. Hicks, Smith and Tobin) is financially literate and possesses accounting or related financial management expertise, as contemplated by Section 303A.07(a) of the NYSE Listed Company Manual.

In February 2010, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that Peter J. Tobin is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. The Board so determined at its regular meeting in February 2010. The Board also determined at this meeting that each member of the Audit Committee (Messrs. Hicks, Smith and Tobin) is financially literate and possesses accounting or related financial management expertise, as contemplated by Section 303A.07(a) of the NYSE Listed Company Manual.

Independence of Certain Directors

In January 2009 and February 2010, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Ms. Hechinger, Mr. Hicks, Ms. Slutsky, Mr. Smith and Mr. Tobin is “independent” within the meaning of Section 303A.02 of the NYSE Listed Company Manual. The Board considered immaterial relationships of Ms. Hechinger (relating to her service as an executive officer of BoardSource concurrently with Ms. Slutsky serving as that company’s Chairperson), Mr. Hicks (relating to Alleghany Corporation being a client of SCB LLC and Mr. Hicks having been employed by Bernstein from 1991 to 1999) and Ms. Slutsky (relating to contributions formerly made by AllianceBernstein to The New York Community Trust, of which she is President and Chief Executive Officer) and then determined, at both its February 2009 and February 2010 regular meetings, that each of Ms. Hechinger, Mr. Hicks, Ms. Slutsky, Mr. Smith and Mr. Tobin is independent within the meaning of the relevant rules.

Code of Ethics and Related Policies

All of our directors, officers and employees are subject to our Code of Business Conduct and Ethics. The code is intended to comply with Section 303A.10 of the NYSE Listed Company Manual, Rule 204A-1 under the Investment Advisers Act and Rule 17j-1 under the Investment Company Act, as well as with recommendations issued by the Investment Company Institute regarding, among other things, practices and standards with respect to securities transactions of investment professionals. The Code of Business Conduct and Ethics establishes certain guiding principles for all of our employees, including sensitivity to our fiduciary obligations and ensuring that we meet those obligations. Our Code of Business Conduct and Ethics may be found in the “Corporate Governance” portion of our Internet site (http://www.alliancebernstein.com).

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

Our Corporate Governance Guidelines (“Guidelines”) promote the effective functioning of the Board and its committees, promote the interests of the Partnerships’ respective unitholders, with appropriate regard to the Board’s duties to the sole stockholder of the General Partner, and set forth a common set of expectations as to how the Board, its various committees, individual directors and management should perform their functions. The Guidelines may be found in the “Corporate Governance” portion of our Internet site (http://www.alliancebernstein.com).

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

Peter J. Tobin has been chosen to preside at all executive sessions of non-management and independent directors. Interested parties wishing to communicate directly with Mr. Tobin may send an e-mail, with “confidential” in the subject line, to corporate_secretary@alliancebernstein.com. Upon receipt, our Corporate Secretary will promptly forward all such e-mails to Mr. Tobin. Interested parties may also address mail to Mr. Tobin in care of Corporate Secretary, AllianceBernstein Corporation, 1345 Avenue of the Americas, New York, NY 10105, and the Corporate Secretary will promptly forward such mail to Mr. Tobin. We have posted this information in the “Corporate Governance” portion of our Internet site (http://www.alliancebernstein.com).

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

The 2009 Certification by our Chief Executive Officer under NYSE Listed Company Manual Section 303A.12(a) was submitted to the NYSE on March 13, 2009.

Certifications by our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been furnished as exhibits to this Form 10-K.

Holding Unitholders and AllianceBernstein Unitholders may request a copy of any committee charter, the Guidelines, the Code of Business Conduct and Ethics, and the Item 406 Code by contacting our Corporate Secretary (corporate_secretary@alliancebernstein.com). The charters and memberships of the Executive, Audit, Corporate Governance and Compensation Committees may be found in the “Corporate Governance” portion of our Internet site (http://www.alliancebernstein.com).

Fiduciary Culture

We maintain a robust fiduciary culture and, as a fiduciary, we place the interests of our clients first and foremost. We are committed to the fair and equitable treatment of all our clients, and to compliance with all applicable rules and regulations and internal policies to which our business is subject. We pursue these goals through education of our employees to promote awareness of our fiduciary obligations, incentives that align employees’ interests with those of our clients, and a range of measures, including active monitoring, to ensure regulatory compliance. Specific steps we have taken to help us achieve these goals include:

•
establishing two committees, the Code of Ethics Oversight Committee (“Ethics Committee”) and the Internal Compliance Controls Committee (“Compliance Committee”), composed of our executive officers and other senior executives to oversee and resolve code of ethics and compliance-related issues;

•	creating an ombudsman office, where employees and others can voice concerns on a confidential basis;

•	initiating firm-wide compliance and ethics training programs; and

•	appointing a Conflicts Officer and establishing a Conflicts Committee to identify and manage conflicts of interest.

The Ethics Committee oversees all matters relating to issues arising under the AllianceBernstein Code of Business Conduct and Ethics. The Ethics Committee meets on a quarterly basis and at such other times as circumstances warrant. The Ethics Committee and its subcommittee, the Personal Trading Subcommittee, have oversight of personal trading by our employees.

The Compliance Committee reviews compliance issues throughout our company, endeavors to develop solutions to those issues as they may arise from time to time, and oversees implementation of those solutions. The Compliance Committee meets on a quarterly basis and at such other times as circumstances warrant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors of the General Partner and executive officers of the Partnerships, and persons who own more than 10% of the Holding Units or AllianceBernstein Units, to file with the SEC initial reports of ownership and reports of changes in ownership of Holding Units or AllianceBernstein Units. To the best of management’s knowledge, during 2009: (i) all Section 16(a) filing requirements relating to Holding were complied with, except that a Form 4 was not timely filed for Mr. Cranch relating to his 2009 restricted Holding Unit award; and (ii) all Section 16(a) filing requirements relating to AllianceBernstein were complied with. Our Section 16 filings can be found under “Investor & Media Relations” / “Reports & SEC Filings” on our Internet site (http://www.alliancebernstein.com).

Item 11.	Executive Compensation

Compensation Discussion and Analysis (“CD&A”)

Overview of Compensation Philosophy and Program

The intellectual capital of our employees is collectively the most important asset of our firm. We invest in people—we hire qualified people, train them, encourage them to give their best thinking to the firm and our clients, and compensate them in a manner designed to motivate and retain them. As a result, the costs of employee compensation and benefits are significant, comprising approximately 56% of our operating expenses and representing approximately 48.5% of our adjusted revenues (as defined below) for 2009. Although these percentages are not unusual for companies in the financial services industry, the magnitude of this expense requires that it be monitored by management, and overseen by the Board, with the particular attention of the Compensation Committee.

We believe that the quality, skill, and dedication of our executives are critical to enhancing the long-term value of our company. Our key compensation goals are to attract and retain highly-qualified executive talent, provide rewards for the past year’s performance, provide incentives for future performance and align our executives’ long-term interests with those of our clients and Unitholders. We believe that success in achieving good results for the firm, and for our Unitholders, flows from achieving investment success for our clients.

We utilize a variety of compensation elements to achieve the goals described above, including base salary, annual short-term incentive compensation awards (cash bonuses), a long-term incentive compensation award program under which awards of restricted Holding Units are made and a defined contribution plan, all of which are discussed in more detail below.

Although estimates are developed for budgeting and strategic planning purposes, executive compensation is not correlated with meeting any specific targets. (Some of our salespeople have compensation incentives based on sales levels.)

In addition to the compensation goals discussed above, in 2009, we also focused on adjusting our compensation practices to make them more competitive with industry peers and increasing the potential for wealth creation for our executives and employees in order to attract, motivate and retain top talent.  As a result (and as we noted in Note 2 to the consolidated financial statements in our Forms 10-Q for the quarters ended June 30, 2009 and September 30, 2009), we changed our approach regarding long-term incentive compensation.  Specifically, in 2009, all long-term incentive compensation awards were in the form of restricted Holding Units and, accordingly, unlike in previous years, executives (and employees) were not able to notionally allocate any of their 2009 awards to our investment services.

Overview of 2009 Incentive Compensation Program

Our 2009 incentive compensation, generally consisting of annual cash bonuses and restricted Holding Unit awards, is intended to reward our executives (and any other employee with 2009 total compensation in excess of $200,000) for their performance and encourage them to remain with the firm. Annual cash bonuses generally reflect individual performance and the financial performance of the firm and provide a shorter-term incentive to remain through year-end because such bonuses are typically paid during the last week of the year. Restricted Holding Unit awards provide future earnings potential and encourage longer-term retention because such awards vest over time and are subject to forfeiture; recipients are therefore encouraged to remain with the firm.

The aggregate amount of incentive compensation (i.e., the amount available to pay annual cash bonuses and make restricted Holding Unit awards to executives and other employees) is determined on a discretionary basis and is primarily a function of our firm’s financial performance.  Amounts are awarded to help us achieve our goal of attracting, motivating and retaining top talent while also helping ensure that our unitholders receive an appropriate return on their investment.  In 2009, senior management, with the approval of the Compensation Committee, determined that the appropriate metric to consider in determining the amount of incentive compensation for 2009 and future years is the ratio of adjusted employee compensation and benefits expense to adjusted revenues.  (We define adjusted employee compensation and benefits expense as employee compensation and benefits expense minus other employment costs such as recruitment, meals, temporary help, and training and seminars.  We define adjusted revenues as net revenues minus distribution revenues.)  Senior management, with the approval of the Compensation Committee, also determined that adjusted employee compensation and benefits expense should range between 45% and 50% of our adjusted revenues except in unexpected or unusual circumstances.

As shown in the table below, in 2009, adjusted employee compensation and benefits expense amounted to 48.5% of adjusted revenue (in thousands):

Net Revenues	$2,906,879
Distribution Revenues	$(277,328)
Adjusted Revenues	$2,629,551

Employee Compensation & Benefits Expense	$1,298,053
Other Employment Costs	$(23,806)
Adjusted Employee Compensation & Benefits Expense	$1,274,247

Adjusted Compensation Ratio	48.5%

Our 2009 adjusted compensation ratio is towards the high end of the range discussed above, reflecting the need to keep compensation levels competitive with industry peers.  In determining the appropriate level of compensation for the firm’s executives, senior management considered compensation benchmarking data from McLagan Partners (“McLagan”), which included comparisons of estimated 2009 executive compensation to executive compensation in 2008 as well as 2007.

Employees with total compensation in excess of $200,000 received a portion of their incentive compensation in the form of a cash bonus and a portion in the form of restricted Holding Units.  The split between cash bonus and restricted Holding Units varied depending on the employee’s total compensation, with lower-paid employees receiving a greater percentage of their incentive compensation as cash bonuses than more highly-paid employees. Quarterly cash distributions on vested and unvested restricted Holding Units are paid currently to award recipients.

Overview of our Chief Executive Officer’s Compensation

On December 19, 2008, Peter S. Kraus, the General Partner, AllianceBernstein and Holding entered into an agreement (“Kraus Employment Agreement”) pursuant to which Mr. Kraus is to serve as Chairman of the Board of the General Partner and CEO of the General Partner, AllianceBernstein and Holding until January 2, 2014 (“Employment Term”) unless the Kraus Employment Agreement is terminated in accordance with its terms.

In connection with the commencement of Mr. Kraus’s employment, on December 19, 2008, he was granted 2,722,052 restricted Holding Units (“Restricted Holding Unit Grant”). Subject to accelerated vesting clauses in the Kraus Employment Agreement, Mr. Kraus’s restricted Holding Units vest ratably on each of the first five anniversaries of December 19, 2008, commencing December 19, 2009, provided, with respect to each installment, Mr. Kraus continues to be employed by AllianceBernstein on the vesting date. The agreement provides for immediate vesting upon AXA ceasing to control the management of AllianceBernstein’s business or Holding ceasing to be publicly traded and certain qualifying terminations of employment, including termination of Mr. Kraus’s employment (i) by AllianceBernstein without cause, (ii) by Mr. Kraus for good reason (“good reason” generally means actions taken by AllianceBernstein resulting in a material negative change in Mr. Kraus’s employment relationship, including assignment to Mr. Kraus of duties materially inconsistent with his position or a requirement that Mr. Kraus report to an officer or employee of AllianceBernstein instead of reporting directly to the Board), and (iii) due to death or disability.  Mr. Kraus will be paid the cash distributions payable with respect to his unvested restricted Holding Units and a dollar amount equal to the cash distributions payable with respect to the number of any Holding Units that are withheld by AllianceBernstein to cover Mr. Kraus’s withholding tax obligations as the Holding Units vest. These cash distributions will be paid at the time distributions are made to Holding Unitholders generally, provided that no such payments to Mr. Kraus will be required with respect to any cash distribution with a record date following the earlier of (i) the termination of Mr. Kraus’s employment for any reason, and (ii) December 19, 2013.

Mr. Kraus is paid an annual base salary of $275,000 and received a 2009 cash bonus of $6 million.

During the Employment Term, AllianceBernstein has no commitment to pay any cash bonuses to Mr. Kraus beyond the $6 million he was paid in 2009 (with any additional bonuses being entirely in the discretion of the Board) or to make any additional equity-based awards to him. Consequently, for years after 2009 during the Employment Term, the totality of Mr. Kraus’s compensation (other than his salary) will be dependent on the level of cash distributions on the restricted Holding Units granted to him and the evolution of the trading price of Holding Units, thereby directly aligning Mr. Kraus’s interests with those of other holders of Holding Units.

Mr. Kraus is also entitled to receive perquisites and benefits, including full tax gross-ups by AllianceBernstein with respect to personal air travel on company aircraft, personal use of a company car and driver, any continued medical coverage due to termination by death or disability, and any payments for COBRA coverage due to termination of employment by AllianceBernstein without cause or by Mr. Kraus for good reason.

The terms of the Kraus Employment Agreement were the result of arm’s-length negotiations between Mr. Kraus and a member of the Compensation Committee.  These terms, including the compensation elements, were discussed and approved by the Compensation Committee and the full Board on December 19, 2008 and reflect their decision to structure the allocation of Mr. Kraus’s compensation more heavily toward a restricted Holding Unit award.  As a result, Mr. Kraus’s compensation consists almost entirely of the Restricted Holding Unit Grant.  The $6 million cash bonus applied only with respect to 2009.

The amount of compensation ultimately realized by Mr. Kraus from the Restricted Holding Unit Grant will depend on the future market price of Holding Units and the amount of cash distributions paid on Holding Units, both of which are partially dependent on the financial and operating results of AllianceBernstein.  Given the five-year vesting, Mr. Kraus has a strong incentive to remain with our firm for the full five-year term of the Kraus Employment Agreement and to cause our firm to have strong financial performance during each of those five years.  Thus, his long-term interests are directly aligned with the interests of our Unitholders and also indirectly aligned with the interests of our clients, as strong performance for our clients generally contributes directly to increases in assets under management and thus improved financial performance for the firm.  The size of the Restricted Holding Unit Grant, which had a value of approximately $52 million based on the market price of a Holding Unit on December 19, 2008, reflected the determination by Mr. Kraus and the Board that this was a reasonable and appropriate amount of long-term incentive compensation in view of Mr. Kraus’s expertise and experience, his past compensation, the compensation of his predecessor and the compensation of other chief executive officers of comparable asset management companies.

The $6 million cash bonus for 2009 represents the amount which Mr. Kraus and the Board agreed represented an appropriate short-term financial inducement for Mr. Kraus to join AllianceBernstein based on these same factors and reflected the significant uncertainty surrounding the level of 2009 quarterly cash distributions on Holding Units when he was hired; it most directly reflects the goal of attracting highly qualified executive talent.  The $275,000 base salary is in line with our firm’s policy to keep base salaries low in relation to total compensation.  The terms of the perquisites and benefits received by Mr. Kraus reflect the results of the arm’s-length negotiation process.

Factors Considered when Determining Executive Compensation

Decisions about executive compensation are based primarily on our assessment of each executive’s leadership, operational performance, and potential to enhance investment returns and service for our clients, all of which contribute to long-term Unitholder value. We do not utilize quantitative formulas when determining the compensation of our Chief Executive Officer, our Chief Financial Officer and our other three most highly-compensated executives (“named executive officers”), but rather rely on our judgment about each executive’s performance and whether each particular payment or award provides an appropriate reward for the current year’s performance. We begin this process by determining the total incentive compensation amounts available for a particular year (as more fully explained above in “Overview of 2009 Incentive Compensation Program”). We then consider a number of key factors for each of the named executive officers (other than Mr. Kraus, our CEO, whose compensation is described above in “Overview of our Chief Executive Officer’s Compensation”). These factors include: total compensation paid to the named executive officer in the previous year; the increase or decrease in the current year’s total incentive compensation amounts available; the named executive officer’s performance compared to individual business and operational goals established at the beginning of the year; the nature, scope and level of responsibilities of the named executive officer; the contribution to our overall financial results; and the contribution of the executive’s business unit to the company’s fiduciary culture in which clients’ interests are paramount. We also consider data provided by McLagan to benchmark the total compensation paid to each of our named executive officers.

This process, which is conducted by the Chief Executive Officer working with other members of senior management, results in specific incentive compensation recommendations to the Compensation Committee supported by the factors considered. The Compensation Committee then makes the final incentive compensation decisions. The Compensation Committee did not analyze quantifiable goals relating to the firm’s business units in determining the cash bonus of each of the named executive officers.

Business and operational goals established in 2009 for our named executive officers other than Mr. Kraus are as follows:

•
For Mr. Steyn, the main elements of his business and operational goals included: restoring financial leverage to the firm through the right-sizing, rationalization and re-engineering of the Distribution Services’ units (Private Clients, Institutions and Retail) and the Corporate and Fiduciary Services’ units (Finance, Legal and Compliance, IT and Operations); leading the continued collaboration and co-operation of the three distribution channels; focusing the distribution channels on key strategic initiatives and new product launches; integrating the local management of the overseas offices (in particular London, Hong Kong, Tokyo and Sydney) into the global management of the distribution channels; and working with Human Capital and Finance on the overhaul of the firm’s incentive and deferred compensation programs.

•
For Mr. Gingrich, the main elements of his business and operational goals included:  optimizing the revenue and profit contribution of our Bernstein Research Services unit; further enhancing this unit’s research capabilities, trading services and product array; extending this unit’s geographic platform; and attracting, motivating and retaining top talent.

•
For Mr. Cranch, the main elements of his business goals included: maintaining the firm’s good compliance record; sustaining and improving the Legal and Compliance Department’s level of client service; minimizing litigation against the firm; and creating a high performance culture among staff in the Legal and Compliance department.

•
For Mr. Joseph, the main elements of his business and operational goals included: assuming global responsibility for administrative functions and restructuring our firm’s finance organization to achieve greater operational efficiency and an improved control environment; leading a firm-wide initiative to reduce controllable operating expenses by at least 15%; accelerating our firm’s monthly closing process; enhancing management reporting and decision support; implementing procedures to better allocate capital, de-risk our firm’s balance sheet and secure an appropriate level of liquidity; and identifying and developing our firm’s next generation of finance leaders.

Consistent with the management approach taken by AllianceBernstein for its executives generally, the 2009 goals of our named executive officers (other than Mr. Kraus, whose compensation is described above in “Overview of our Chief Executive Officer’s Compensation”) did not include specific revenue or profit targets. By their nature, the business and operational goals for each of these other named executive officers are difficult to measure quantitatively and thus management uses discretion to determine whether those goals and objectives have been met. In the case of each of these four named executive officers, management determined that the main elements of the established business and operational goals had been met in 2009.

In addition to considering the extent to which our named executive officers met their business and operational goals, we consider each executive’s current salary, and prior-year short-term and long-term incentive compensation awards, and the compensation paid to the executive’s peers within the company. In general, we believe that key employees should be well-compensated, but that significant portions of compensation should be deferred and earned for service in future periods, which provides an incentive for key employees to remain with the firm.

Furthermore, during the fourth quarter of each year, McLagan provides us with comparative compensation benchmarking data, which summarizes compensation levels for the prior year at selected asset management companies comparable to ours. This data provides ranges of compensation levels for executive positions at these companies similar to those held by our named executive officers, including salary, total cash compensation and total compensation. The comparable companies are selected in order to provide appropriate comparables for the size and business mix of AllianceBernstein and the roles played by the named executive officers.  In 2009, the McLagan data we used to benchmark the compensation of our named executive officers was based on compensation comparisons from a number of selected asset management companies and banks, including the following: Bank of America, Barclays Global Investors, BlackRock Financial Management, Citigroup, Deutsche Bank, Franklin Templeton Investments, Goldman Sachs Asset Management, Morgan Stanley Investment Management, PIMCO Advisors, T. Rowe Price Associates and The Vanguard Group. For a complete listing of the comparable companies provided by McLagan, see Exhibit 99.01 to this Form 10-K.

Total compensation paid to our named executive officers fell within the ranges of total compensation paid to executives in similar positions by the companies included in the McLagan data. Additionally, the Board, when it reviewed and approved the Kraus Employment Agreement on December 19, 2008, considered McLagan data indicating that Mr. Kraus’s compensation arrangement was fully competitive and appropriate given our size, scope and complexity, and Mr. Kraus’s experience, credentials and proven track record.

Our Chief Executive Officer, and the Compensation Committee, retain discretion as to how to utilize the McLagan benchmarking data. The data is not used in a formulaic or mechanical way to determine named executive officer compensation levels. The Compensation Committee considered McLagan data in concluding that the compensation levels paid in 2009 to our named executive officers were appropriate and reasonable.

Compensation Elements for Executive Officers

Below we describe the major elements of our executive compensation.

1. Base Salary. Base salaries comprise a small portion of executives’ total compensation and are maintained at low levels relative to salaries of executives at peer firms. Within the relatively narrow range of base salaries paid to executives, we consider individual experience, responsibilities and tenure with the firm. The salaries we paid during 2009 to our named executive officers are shown in column (c) of the Summary Compensation Table.

2. Short-term Incentive Compensation (Cash Bonus). We pay annual cash bonuses in late December to reward individual performance for the year. These bonuses are based on management’s evaluation (subject to the Compensation Committee’s review and approval) of each executive’s performance during the year, and the performance of the executive’s business unit or function, compared to business and operational goals established at the beginning of the year, and in the context of the firm’s overall financial performance. The cash bonuses we awarded in 2009 to our named executive officers are shown in column (d) of the Summary Compensation Table.

3. Long-term Incentive Compensation. We grant annual long-term incentive compensation awards in December to supplement cash bonuses and to encourage retention of our executives.  These awards are made under an unfunded, non-qualified incentive compensation plan under which awards may be granted to eligible employees.

As discussed above in “Overview of 2009 Incentive Compensation Program”, in 2009 we changed our approach regarding long-term incentive compensation by requiring that all awards be in the form of restricted Holding Units.  We implemented this change to directly align our executives’ long-term interests with the interests of our Unitholders while also indirectly aligning our executives' long-term interests with the interests of our clients as strong performance for our clients generally contributes directly to increases in assets under management and thus improved financial performance for the firm. As a result of this change, award recipients are not able to allocate their 2009 awards to notional investments in certain of our investment services offered to clients. The 2009 restricted Holding Unit awards granted to our named executive officers are shown in column (i) of the Grants of Plan-based Awards Table.

Restricted Holding Units were awarded as part of total incentive compensation based on a customized set of goals for each executive. The relative level of cash bonus compared to restricted Holding Units is generally fixed using a sliding scale based on the total compensation level of the executive, with lower-paid executives receiving a greater percentage of their incentive compensation as cash bonuses than more highly-paid executives.

In 2009, the value used for restricted Holding Units was the closing price as reported for NYSE composite transactions on the day the Compensation Committee approved incentive compensation awards (December 7, 2009).

Awards of restricted Holding Units generally vest ratably over four years.  However, if the recipient of such an award is at least 55 years old and has at least ten years of service, the award recipient qualifies for “Retirement”.  Any award recipient who qualifies for “Retirement” continues to vest post-Retirement, provided the award recipient complies with agreements and covenants contained in the award agreement (including covenants not to compete with AllianceBernstein, not to solicit AllianceBernstein’s clients or employees, to maintain confidentiality of AllianceBernstein’s trade secrets and proprietary information, and not to disparage AllianceBernstein) until the Holding Units have fully vested.

Withdrawals prior to vesting are not permitted. Upon vesting, awards are distributed to participants unless the participant has, in advance, voluntarily elected to defer receipt to future periods. Quarterly cash distributions on vested and unvested restricted Holding Units are paid currently to participants and are included in column (i) of the Summary Compensation Table.  For awards made prior to 2009, quarterly cash distributions on vested and unvested Holding Units for which a voluntary deferral election has been made, and earnings credited on investment services, are reinvested and distributed as elected by participants. These are shown as “earnings” in column (d) of the Non-Qualified Deferred Compensation Table.

4. Defined Contribution Plan. Employees of AllianceBernstein L.P. are eligible to participate in the Profit Sharing Plan for Employees of AllianceBernstein L.P. (as amended and restated as of January 1, 2008, “Profit Sharing Plan”), a tax-qualified retirement plan. The Compensation Committee determines the amount of company contributions (both the level of annual matching by the firm of an employee’s pre-tax salary deferral contributions and the annual company profit sharing contribution). For 2009, the Compensation Committee determined that employee deferral contributions would be matched on a one-to-one basis up to five percent of eligible compensation and there would be no profit sharing contribution. Company contributions to the Profit Sharing Plan on behalf of the named executive officers are shown in column (i) of the Summary Compensation Table.

5. CEO Arrangements. See “Overview of our Chief Executive Officer’s Compensation” in this Item 11.

6. Former President and Chief Operating Officer Arrangements.  Gerald M. Lieberman, formerly a member of the Board and our President and Chief Operating Officer, retired effective July 31, 2009 (“Retirement Date”).

Pursuant to our agreement with Mr. Lieberman (“Lieberman Retirement Agreement”) and in recognition of his years of service to our firm and his assistance with transitioning his responsibilities, Mr. Lieberman received his base salary of $200,000, less applicable tax withholdings and other payroll deductions, through January 31, 2010.   In addition, Mr. Lieberman received a lump sum separation payment of $2,600,000, less applicable tax withholdings and other payroll deductions, and was awarded 157,898 restricted Holding Units.  The number of restricted Holding Units was determined by dividing $3,400,000 by the average closing price on the NYSE of a Holding Unit for the period covering the four trading days immediately preceding the Retirement Date, the Retirement Date and the five trading days immediately following the Retirement Date, and rounded up to the nearest whole number.  Mr. Lieberman’s 157,898 restricted Holding Units vest ratably on July 31 in each of 2010, 2011 and 2012, provided Mr. Lieberman complies with the terms of the Lieberman Retirement Agreement (including non-competition, non-solicitation, confidentiality, non-disparagement and cooperation).  Mr. Lieberman also receives, until July 31, 2012, a number of continuing benefits from AllianceBernstein as described in the Lieberman Retirement Agreement, which has been filed as Exhibit 10.04 to this Form 10-K.  These benefits include access to comparable medical and dental coverage, office space, administrative assistance and a company car and driver.

Compensation Committee

The Compensation Committee consists of Mr. Condron, Mr. Kraus, Ms. Slutsky and Mr. Smith. As discussed above (see “Directors, Executive Officers and Corporate Governance—NYSE Governance Matters” in Item 10), because it is a limited partnership, Holding is exempt from NYSE rules that require public companies to have a compensation committee made up solely of independent directors. AXA owns, indirectly, an approximate 62.1% economic interest in AllianceBernstein (as of December 31, 2009), and compensation expense is a significant component of our financial results. For these reasons, Mr. Condron, President and Chief Executive Officer of AXA Financial, serves as chairman of the Compensation Committee, and any action taken by the Compensation Committee requires the affirmative vote or consent of an executive officer of one or more of our parent companies. (Presently, Mr. Condron is the only member of the Compensation Committee who is also an executive officer of one or more of our parent companies.)

The Compensation Committee has general oversight of compensation and compensation-related matters, including: (i) determining cash bonuses; (ii) determining contributions and awards under incentive plans or other compensation arrangements (whether qualified or non-qualified) for employees of AllianceBernstein and its subsidiaries, and amending or terminating such plans or arrangements or any welfare benefit plan or arrangement or making recommendations to the Board with respect to adopting any new incentive compensation plan, including equity-based plans; (iii) reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating his performance in light of those goals and objectives, and determining and approving his compensation level based on this evaluation (our Chief Executive Officer will recuse himself from voting on his own compensation); and (iv) reviewing the CD&A, and recommending to the Board its inclusion in the Partnerships’ Forms 10-K. In December 2007, the Compensation Committee delegated responsibility for managing AllianceBernstein’s non-qualified plans to the Omnibus Committee for Non-Qualified Plans (“Omnibus Committee”), consisting of six members who are senior officers of AllianceBernstein. The Compensation Committee held seven meetings in 2009. The Omnibus Committee held two meetings in 2009 and acted by unanimous written consent twice.

The Compensation Committee’s year-end process has generally focused on the cash bonuses and long-term incentive compensation awards granted to senior management. Mr. Kraus plays an active role in the work of the Compensation Committee. Mr. Kraus, working with other members of senior management, provides recommendations for individual employee awards to the Compensation Committee for their consideration.

The Compensation Committee held its regularly-scheduled meeting regarding year-end compensation on December 7, 2009, at which it discussed and approved senior management’s compensation recommendations. The Compensation Committee has not retained its own consultants.

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

We have amended our qualified and non-qualified plans to the extent necessary to comply with applicable law.

For long-term incentive compensation awards made during or before 2007, we typically purchased the investments that were notionally elected by plan participants and held these investments in a consolidated rabbi trust. Effective January 1, 2009, investments we previously made in our investment services offered to clients are held in a custodial account, while we continue to hold investments in Holding Units in the rabbi trust. These investments are subject to the general creditors of AllianceBernstein.

All compensation awards that involve the issuance of Holding Units are made under the 1997 Long Term Incentive Plan, as amended and restated November 28, 2007 (“1997 Plan”), which Holding Unitholders initially approved in 1997. Holding Unitholders approved amendments to the 1997 Plan (increasing the number of Holding Units that may be issued thereunder, and extending its life) in 2000. No more than 41 million Holding Units may be awarded under the 1997 Plan. As of December 31, 2009, 6,256,646 Holding Units were available for new awards under the 1997 Plan through July 26, 2010, the 1997 Plan’s expiration date. We intend to convene a special meeting of Holding Unitholders during 2010 to seek approval for a new long-term equity compensation plan.

Compensation Committee Interlocks and Insider Participation

Mr. Condron is the Chairman of the Board, President and Chief Executive Officer of AXA Equitable, the sole stockholder of the General Partner. As of December 31, 2009, AXA Equitable and its affiliates owned an aggregate 62.1% economic interest in AllianceBernstein. Mr. Kraus is Chairman of the Board and Chief Executive Officer of the General Partner and, accordingly, also serves in that capacity for AllianceBernstein and Holding. Mr. Kraus is also a director of AXA Financial, AXA Equitable, MONY and MLOA. No other executive officer of AllianceBernstein served as a member of a compensation committee or a director of another entity an executive officer of which served as a member of AllianceBernstein’s Compensation Committee or Board.

Compensation Committee Report

The members of the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth above and, based on such review and discussion, recommended its inclusion in this Form 10-K.

Christopher M. Condron (Chair)	Peter S. Kraus
Lorie A. Slutsky	A.W. (Pete) Smith, Jr.

Summary Compensation Table

The following table summarizes the total compensation of our named executive officers as of the end of 2009, 2008 and 2007 (including Mr. Lieberman, who is no longer an executive officer as a result of his retirement on July 31, 2009):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total(1) ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Peter S. Kraus(2)	2009	275,000	6,000,000	10,452,680	—	—	—	4,175,132	20,902,812
Chairman and Chief	2008	—	—	—	—	—	—	—	—
Executive Officer
David A. Steyn	2009	176,048	1,672,503	—	—	—	—	16,569	1,865,120
Chief Operating Officer
James A. Gingrich	2009	200,000	1,270,000	—	167,225	—	—	10,414	1,647,639
Chairman and CEO of
SCB LLC
Laurence E. Cranch	2009	200,000	770,000	—	173,684	—	—	11,188	1,154,872
General Counsel
Robert H. Joseph, Jr.	2009	195,000	395,000	410,011	—	—	47,830	38,977	1,086,818
Chief Financial Officer	2008	195,000	400,000	—	—	—	63,612	692,285	1,350,897
	2007	185,000	1,050,000	—	16,091	—	18,664	1,088,406	2,358,161

Gerald M. Lieberman	2009	200,000	—	3,382,175	1,040,000	—	—	3,140,351	7,762,526
Former President and	2008	200,000	1,000,000	—	—	—	—	1,827,920	3,027,920
Chief Operating Officer	2007	200,000	4,050,000	—	42,908	—	—	7,568,795	11,861,703
_____________
(1)
The figures in columns (e) and (f) of the above table provide the amount of amortization expense incurred by our firm in connection with awards made to the named executive officers, as required by Item 402(c) of Regulation S-K.  The total compensation figures in column (j) of the above table do not include the grant date fair value of awards made in 2009.  For information about these awards, see “Grants of Plan-based Awards in 2009” later in this Item 11.

(2)
Mr. Kraus joined AllianceBernstein in December 2008.  Accordingly, Mr. Kraus did not receive any compensation in 2008 or 2007. His compensation structure is set forth in the Kraus Employment Agreement, the terms of which are described above in “Compensation Discussion and Analysis—Overview of our Chief Executive Officer’s Compensation” and described below in “Potential Payments upon Termination or Change in Control”.

For information about how salary and bonus relate to total compensation, see “Compensation Elements for Executive Officers” in this Item 11. Mr. Steyn’s salary is paid in U.K. pounds sterling and then converted into U.S. dollars.

Mr. Steyn’s compensation reflects his role as Chief Operating Officer of AllianceBernstein and the contribution he makes in restoring financial leverage to the firm, leading continued collaboration and co-operation among our three buy-side distribution channels, focusing those channels on key strategic initiatives and new product launches, and working with Human Capital and Finance on the overhaul of the firm’s incentive compensation program.

Mr. Gingrich’s compensation reflects his role as Chief Executive Officer of Sanford C. Bernstein & Co., LLC, our sell-side business, and his leadership role in optimizing the revenue and profit contribution of our sell-side business and further enhancing that business’s research capabilities, trading services and product array.

Mr. Cranch’s compensation reflects his role as General Counsel of AllianceBernstein and the contribution he makes in maintaining a good compliance record, minimizing litigation against the firm and creating a culture of high performance among the firm’s Legal and Compliance personnel.

Mr. Joseph’s compensation reflects his role as the Chief Financial Officer of AllianceBernstein and the contribution he makes in ensuring that our business and operations are adequately funded and accurately reflected in our financial records and reports and that adequate internal controls over financial reporting are in place and operating effectively.

For 2009, Column (e) includes:

for Mr. Kraus, AllianceBernstein's amortization expense in respect of the vesting of his Restricted Holding Unit Grant, based on the value of the grant on the grant date (see “Compensation Discussion and Analysis—Overview of our Chief Executive Officer’s Compensation” in this Item 11).

for Mr. Joseph, AllianceBernstein's amortization expense in respect of the vesting of his 2009 restricted Holding Unit award due to his qualifying for Retirement (see “Compensation Elements for Executive Officers—Long-term Incentive Compensation” in this Item 11), based on the value of the grant on the grant date.

for Mr. Lieberman, AllianceBernstein's amortization expense in respect of the restricted Holding Unit award granted pursuant to the Lieberman Retirement Agreement (see “Compensation Elements for Executive Officers—Former President and Chief Operating Officer Arrangements” in this Item 11).

Column (f) reflects AllianceBernstein’s amortization expense in respect of the vesting of option grants based on the value of those grants on the grant date. For additional information, see Note 16 to AllianceBernstein’s consolidated financial statements in Item 8.

Column (h) reflects the change in pension value for Mr. Joseph, the only named executive officer who participates in the Amended and Restated Retirement Plan for Employees of AllianceBernstein L.P. (“Retirement Plan”). Benefits under the Retirement Plan ceased accruing as of December 31, 2008. For additional information about the Retirement Plan, see Note 14 to AllianceBernstein’s consolidated financial statements in Item 8 and “Pension Benefits in 2009” in this Item 11.

Column (i) reflects 2008 and 2007 awards under the Incentive Compensation Award Program (formerly known as the Partners Compensation Plan, “Incentive Compensation Program”) and other items. We report Incentive Compensation Program awards granted prior to 2009 under column (i) because, while they were designed to provide incentives to recipients, they could not be categorized as having been granted under an “incentive plan” under relevant SEC rules because there were no specific performance measures that were required to be met before a participant could receive his or her award. Also, as described in Note 15 to AllianceBernstein’s consolidated financial statements in Item 8 and “Compensation Discussion and Analysis—Overview of Compensation Philosophy and Program” in this Item 11, any allocation of awards by recipients to equity of the firm was voluntary; until 2009, we did not unilaterally make awards of Holding Units to the named executive officers. In addition, awards granted under the Incentive Compensation Program before 2009 were not accounted for under ASC 718, Compensation--Stock Compensation.

During 2009, we owned fractional interests in two aircraft with an aggregate operating cost of $2,747,698 (including $988,877 in maintenance fees, $1,243,262 in usage fees and $515,559 of amortization based on the original cost of our fractional interests, less estimated residual value). The unamortized value of the fractional interests as of December 31, 2009 was $6,437,249.  We also leased an aircraft during 2009 with an aggregate operating cost of $2,681,769 (including $650,552 in leasing costs, $649,569 in maintenance fees and $1,381,648 in usage fees).

Our interests in aircraft facilitate business travel of senior management.  In 2009, we permitted our Chief Executive Officer and former President to use the aircraft for personal travel. Overall, personal travel constituted approximately 5.7% of our actual use of the aircraft in 2009.

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

We use the Standard Industry Fare Level (“SIFL”) methodology to calculate the amount to include in the taxable income of executives for the personal use of company-owned aircraft. Using the SIFL methodology, which was approved by our Compensation Committee, limits our ability to deduct the full cost of personal use of company-owned aircraft by our executive officers. Taxable income for the 12 months ended October 31, 2009 for personal use imputed to Mr. Kraus is $19,139 and to Mr. Lieberman is $15,072. Messrs. Steyn, Gingrich, Cranch and Joseph did not make personal use of company-owned aircraft during those 12 months, so no income was imputed to them.

Column (i) also includes the aggregate incremental cost to our company of certain other expenses and perquisites, including leased cars, drivers, contributions to the Profit Sharing Plan, life insurance premiums, medical and dental coverage, office space, administrative assistance, business club dues and parking, as applicable.

For 2008, a portion ($1,040,000) of Mr. Lieberman's total in column (i) has been re-allocated to column (f) in 2009, representing a subsequent election to allocate part of his 2008 Incentive Compensation Program award to options. In addition, the $1,040,000 is now disclosed in column (l) of the Grants of Plan-based Awards table.

For 2009, column (i) includes:

for Mr. Kraus, $3,919,755 for quarterly distributions related to his Restricted Holding Unit Grant, $62,015 for personal use of aircraft, $167,926 for personal use of a car and driver (including lease costs ($25,732), driver compensation ($120,334) and other car-related costs ($21,860), such as parking, gas, tolls, and repairs and maintenance) and $25,436 for gross-ups related to imputed income for personal use of aircraft and car.

for Mr. Steyn, a $14,084 contribution to the Alliance Trust Full Self Invested Personal Pension (a profit sharing plan for our U.K. employees) and $2,485 for car-related parking costs.

for Mr. Gingrich, a $10,000 contribution to the Profit Sharing Plan and $414 of life insurance premiums.

for Mr. Cranch, a $10,000 contribution to the Profit Sharing Plan and $1,188 of life insurance premiums.

for Mr. Joseph, a $9,750 contribution to the Profit Sharing Plan, $14,839 for personal use of a car (including lease costs ($6,000) and other car-related costs ($8,839), such as parking, gas, tolls, and repairs and maintenance), $7,326 of life insurance premiums and $7,062 in business club dues.

for Mr. Lieberman, $2,600,000 in severance, $170,530 for quarterly distributions on restricted Holding Units, $47,389 for personal use of aircraft, $157,013 for personal use of a car and driver (including lease costs ($28,738), driver compensation ($102,980) and other car-related costs ($25,295), such as parking, gas, tolls, and repairs and maintenance), $5,538 for medical and dental coverage, $63,750 for office space, $73,131 for administrative assistance and $23,000 in other benefit-related costs.

Grants of Plan-based Awards in 2009

The following table describes each grant of an award made to a named executive officer during 2009 under the 1997 Plan, an equity compensation plan (including Mr. Lieberman, who is no longer an executive officer as a result of his retirement on July 31, 2009):

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Peter S. Kraus	—	—	—	—	—	—	—	—	—	—	$—
David A. Steyn	12/7/09	—	—	—	—	—	—	146,083	—	—	3,904,799
James A. Gingrich	12/7/09	—	—	—	—	—	—	94,650	—	—	2,529,995
	1/23/09	—	—	—	—	—	—	—	263,533	17.05	925,000
Laurence E. Cranch	12/7/09	—	—	—	—	—	—	38,534	—	—	1,030,014
	1/23/09	—	—	—	—	—	—	—	78,348	17.05	275,000
Robert H. Joseph, Jr.	12/7/09	—	—	—	—	—	—	15,339	—	—	410,011

Gerald M. Lieberman	1/23/09	—	—	—	—	—	—	—	296,297	17.05	1,040,000
	8/7/09	—	—	—	—	—	—	157,898	—	—	3,382,175

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table describes any outstanding equity awards as of December 31, 2009 of our named executive officers (including Mr. Lieberman, who is no longer an executive officer as a result of his retirement on July 31, 2009):

	Option Awards					Holding Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Peter S. Kraus(1)	—	—	—	—	—	2,177,642	61,191,740	—	—
David A. Steyn(2)	—	—	—	—	—	146,083	4,104,932	—	—
James A. Gingrich(2)(3)	—	263,533	—	17.05	1/23/19	94,650	2,659,665	—	—
Laurence E. Cranch(2)(3)	—	78,348	—	17.05	1/23/19	38,534	1,082,805	—	—
Robert H. Joseph, Jr.(2)(4)	15,000	—	—	33.18	12/06/12	15,339	431,026	—	—
	15,000	—	—	50.25	12/07/11	—	—	—	—
	15,000	—	—	53.75	12/11/10	—	—	—	—
	50,000	—	—	48.50	06/20/10	—	—	—	—

Gerald M. Lieberman(3)(5)	—	296,297	—	17.05	1/23/19	157,898	4,436,934	—	—
_____________
(1)	Mr. Kraus’s Restricted Holding Unit Award vests ratably on December 19, 2010, 2011, 2012 and 2013.

(2)	These restricted Holding Unit awards vest ratably on December 1, 2010, 2011, 2012 and 2013.

(3)	These option awards vest ratably on January 23, 2010, 2011, 2012, 2013 and 2014.

(4)	Mr. Joseph’s option awards are fully vested.

(5)	Mr. Lieberman's restricted Holding Unit award vests ratably on July 31, 2010, 2011 and 2012.

Option Exercises and Holding Units Vested in 2009

The following table describes any Holding Units vested for our named executive officers during 2009 (including Mr. Lieberman, who is no longer an executive officer as a result of his retirement on July 31, 2009).  None of our named executive officers exercised options during 2009:

	Option Awards		Holding Unit Awards
Name	Number of Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Holding Units Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)

Peter S. Kraus	—	—	544,410	14,116,562
David A. Steyn	—	—	—	—
James A. Gingrich	—	—	—	—
Laurence E. Cranch	—	—	—	—
Robert H. Joseph, Jr.	—	—	—	—

Gerald M. Lieberman	—	—	—	—

Pension Benefits for 2009

The following table describes the accumulated benefit under our company pension plan belonging to each of our named executive officers as of December 31, 2009, if any (including Mr. Lieberman, who is no longer an executive officer as a result of his retirement on July 31, 2009):

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)		Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)		(e)

Peter S. Kraus	n/a	—	—		—
David A. Steyn	n/a	—	—		—
James A. Gingrich	n/a	—	—		—
Laurence E. Cranch	n/a	—	—		—
Robert H. Joseph, Jr.	Retirement Plan	24	537,972	(1)	—

Gerald M. Lieberman	n/a	—	—		—
_____________
(1)	The Executive Committee has determined that no new benefits shall be accrued under the Retirement Plan, effective as of the close of business on December 31, 2008.

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

Non-Qualified Deferred Compensation for 2009

The following table describes our named executive officers’ non-qualified deferred compensation contributions, earnings and distributions during 2009 and their non-qualified deferred compensation plan balances as of December 31, 2009 (including Mr. Lieberman’s, although he is no longer an executive officer as a result of his retirement on July 31, 2009):

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)

Peter S. Kraus	—	—	—	—	—
David A. Steyn	—	—	2,194,329	(1,652,275)	6,722,898
James A. Gingrich	—	—	1,055,504	(1,419,365)	4,326,464
Laurence E. Cranch	—	—	629,506	—	2,445,279
Robert H. Joseph, Jr.	—	—	1,331,215	(954,879)	4,605,132

Gerald M. Lieberman	—	—	507,375	(2,637,478)	1,679,427

For Messrs. Steyn, Gingrich, Cranch, Joseph and Lieberman, amounts shown reflect their respective interests from pre-2009 awards under the Incentive Compensation Program. For additional information about the Incentive Compensation Program, see Note 15 to AllianceBernstein’s consolidated financial statements in Item 8.  For individuals with notional investments in Holding Units (Messrs. Gingrich, Cranch and Joseph), amounts of quarterly distributions on such Holding Units are reflected as earnings in column (d) and, to the extent distributed to the named executive officer, reflected as distributions in column (e). Column (f) includes the value of all notional investments as of the close of business on December 31, 2009. As of that date, Messrs. Gingrich, Cranch and Joseph notionally held 24,576 Holding Units, 7,703 Holding Units and 64,679 Holding Units, respectively, as a result of pre-2009 awards under the Incentive Compensation Program.  Mr. Steyn and Mr. Lieberman did not notionally hold any Holding Units.

Potential Payments upon Termination or Change in Control

In connection with the commencement of Mr. Kraus’s employment, on December 19, 2008, he was granted 2,722,052 restricted Holding Units. During Mr. Kraus’s Employment Term, AllianceBernstein has no commitment to pay any cash bonuses to Mr. Kraus beyond the $6 million in 2009 (with any additional bonuses being entirely at the discretion of the Board) or to make any additional equity-based awards to him. Consequently, for years after 2009 during the Employment Term, the totality of Mr. Kraus’s compensation (other than his salary and absent any additional awards the Board may choose to grant) will be dependent on the level of cash distributions on the restricted Holding Units granted to him and the evolution of the trading price of Holding Units, thereby directly aligning Mr. Kraus’s interests with those of other holders of Holding Units. For additional information about Mr. Kraus’s compensation, see “Overview of our Chief Executive Officer’s Compensation” in this Item 11.

The Kraus Employment Agreement contains a number of accelerated vesting clauses, including immediate vesting upon a “change in control” of our firm (i.e., AXA, our parent company, ceasing to control the management of AllianceBernstein’s business or Holding ceasing to be publicly traded); and immediate vesting upon certain qualifying terminations of employment, including termination of Mr. Kraus’s employment (i) by AllianceBernstein “without cause”, (ii) by Mr. Kraus for “good reason” and (iii) due to death or disability.

The change-in-control provisions in the Kraus Employment Agreement were required by Mr. Kraus as part of his negotiation in order to assure him that AllianceBernstein would continue to be operated as a separately-managed entity, and with a certain degree of independence, and that Holding would continue as a publicly-traded entity.  Both AXA and Mr. Kraus believe that this arrangement adds significant value to AllianceBernstein.  The Board understood that AXA had no intention of changing this arrangement during the term of Mr. Kraus’s Employment Term and thus concluded that the change-in-control provisions were acceptable and necessary in order to recruit Mr. Kraus.

The provisions requiring accelerated vesting upon termination without cause or for good reason were required by Mr. Kraus in order to preserve the value of his long-term incentive compensation arrangement.  The Board agreed to these provisions because they were typical of executive compensation agreements for executives at Mr. Kraus’s level and because the Board concluded that they were necessary to recruit Mr. Kraus.

The Board concluded that the change-in-control and termination provisions in the Kraus Employment Agreement fit into AllianceBernstein’s overall compensation objectives because they permitted AllianceBernstein to attract and retain a highly-qualified chief executive officer, were consistent with AXA’s and the Board’s expectations with respect to the manner in which AllianceBernstein and Holding would be operated from 2009 to 2013, were consistent with the Board’s expectations that Mr. Kraus would not be terminated without cause and that no steps would be taken that would provide him with the ability to terminate the agreement with good reason (and thus that there was no inconsistency between these provisions and AllianceBernstein’s goal of providing Mr. Kraus with effective incentives for future performance), and to align his long-term interests with those of AllianceBernstein’s Unitholders and clients.

It is the current intention and expectation of AllianceBernstein’s management and the Board that provisions similar to those included in the Kraus Employment Agreement, such as change-in-control, termination by AllianceBernstein without cause and termination by an executive for good reason, will not be included in employment agreements with other executives of AllianceBernstein, and thus that the decisions made with respect to the Kraus Employment Agreement should not affect the decisions made in the future regarding compensation elements for other executives.

There are no other amounts payable to the named executive officers upon a change in control of the company.

The following table sets forth estimated payments and benefits to which our named executive officers (other than Mr. Lieberman) would be entitled upon a change in control of AllianceBernstein or the specified terminations of employment as of December 31, 2009, along with the actual payments and benefits that Mr. Lieberman received in connection with his retirement on July 31, 2009:

Name	Cash Payments(1) ($)	Acceleration or Grant of Restricted Holding Unit Awards(2) ($)	Option Awards(3) ($)	Other Benefits ($)
(a)	(b)	(c)	(d)	(e)

Peter S. Kraus
Change in control	—	61,191,740	—	—
Termination by AllianceBernstein without cause	—	61,191,740	—	—
Termination by Mr. Kraus for good reason	—	61,191,740	—	—
Death or disability(4)(5)	—	61,191,740	—	—
David A. Steyn
Death or disability(6)	—	4,104,932	—	—
James A. Gingrich
Death or disability(6)	—	2,659,665	2,912,040	—
Laurence E. Cranch
Death or disability(6)	—	1,082,805	865,745	—
Robert H. Joseph, Jr.
Death or disability(6)	—	431,026	—	—

Gerald M. Lieberman
Retirement(6)(7)	2,600,000	4,436,934	3,274,082	1,246,263
_____________
(1)
Messrs. Steyn, Gingrich, Cranch and Joseph are not entitled to any payments or benefits upon termination of their employment by AllianceBernstein without cause.  Nevertheless, it is our expectation that each would receive a cash severance payment.  As the amounts of any such payments would be determined at the time of such termination, we are unable to estimate the amount of any such payments.

(2)
Restricted Holding Unit awards made in December 2009 to Messrs. Steyn, Gingrich, Cranch and Joseph are subject to a “Rule of 65” retirement provision.  An award recipient qualifies for “retirement” if the recipient is at least 55 years old and has completed at least 10 years of service.  Any award recipient who qualifies for “retirement” retains the right to receive distribution of the underlying Holding Units post-retirement provided the recipient complies with agreements and covenants in the award agreement until the Holding Units have fully vested.

(3)
Options awarded to Messrs. Gingrich, Cranch and Lieberman, which are set forth in the “Outstanding Equity Awards at 2009 Fiscal Year-End” table above, are subject to a “Rule of 70” retirement provision.  An award recipient qualifies for retirement if the recipient: (i) is at least 65 years old; or (ii) is at least 55 years old and the recipient’s age and years of service added together equal or exceed 70.  An award recipient who qualifies for retirement continues to vest post-retirement provided the recipient complies with any agreements and covenants enforced by AllianceBernstein.

(4)
The Kraus Employment Agreement defines “Disability” as a good faith determination by AllianceBernstein that Mr. Kraus is physically or mentally incapacitated and has been unable for a period of one hundred and twenty (120) days in the aggregate during any twelve-month period to perform substantially all of the duties for which he is responsible immediately before the commencement of the incapacity.

(5)
Upon termination of Mr. Kraus’s employment due to death or disability, AllianceBernstein will provide at its expense continued health and welfare benefits for Mr. Kraus, his spouse and his dependants through the end of the calendar year in which termination occurs.  Thereafter, until the date Mr. Kraus (or, in the case of his spouse, his spouse) reaches age 65, AllianceBernstein shall provide Mr. Kraus and his spouse with access to participation in AllianceBernstein’s medical plans at Mr. Kraus’s (or his spouse’s) sole expense based on a reasonably determined fair market value premium rate.

(6)
“Disability” is defined in the Incentive Compensation Program award agreements of Messrs. Steyn, Gingrich, Cranch and Joseph, and in the Special Option Program award agreements of Messrs. Gingrich, Cranch and Lieberman, as the inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to last for a continuous period of not less than 12 months, as determined by the carrier of the long-term disability insurance program maintained by AllianceBernstein or its affiliate that covers the executive officer.

(7)
For additional information relating to Mr. Lieberman’s $2,600,000 severance payment, restricted Holding Unit award and other benefits that he received in connection with his retirement, see “Compensation Elements for Executive Officers—Former President and Chief Operating Officer Arrangements”.

Director Compensation in 2009

The following table describes how we compensated our independent directors during 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Deborah S. Hechinger	56,500	30,000	30,000	—	—	—	116,500
Weston M. Hicks	67,000	30,000	30,000	—	—	—	127,000
Lorie A. Slutsky	77,500	30,000	30,000	—	—	—	137,500
A.W. (Pete) Smith, Jr.	76,000	30,000	30,000	—	—	—	136,000
Peter J. Tobin	94,000	30,000	30,000	—	—	—	154,000
_____________
(1)
As of December 31, 2009, our independent directors had outstanding restricted Holding Unit awards in the following amounts: Ms. Hechinger owned 2,450 Holding Units, Mr. Hicks owned 2,912 Holding Units, Ms. Slutsky owned 3,573 Holding Units, Mr. Smith owned 2,912 Holding Units and Mr. Tobin owned 3,573 Holding Units.

(2)
As of December 31, 2009, our independent directors had outstanding option awards in the following amounts: Ms. Hechinger owned options to buy 10,945 Holding Units, Mr. Hicks owned options to buy 13,373 Holding Units, Ms. Slutsky owned options to buy 42,524 Holding Units, Mr. Smith owned options to buy 13,373 Holding Units and Mr. Tobin owned options to buy 57,774 Holding Units.

The General Partner only pays fees, and makes equity awards, to directors who are not employed by our company or by any of our affiliates. Such fees and awards consist of:

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

On May 21, 2009, at a regularly-scheduled meeting of the Board, 1,642 restricted Holding Units and options to buy 6,224 Holding Units at $18.27 per Unit were granted to each of Ms. Hechinger, Mr. Hicks, Ms. Slutsky, Mr. Smith and Mr. Tobin. Such grants have generally been made at the May meeting of the Board. The date of the meeting was set at a Board meeting in 2008. The exercise price of the options was the closing price on the NYSE on the grant date. For information about how the Black-Scholes value was calculated, see Note 16 to AllianceBernstein’s consolidated financial statements in Item 8. Options granted to independent directors vest ratably over three years. Restricted Holding Units granted to independent directors “cliff” vest after three years (i.e., 100% of the award vests and gets distributed on the third anniversary of the grant date). In order to avoid any perception that our directors’ independence might be impaired, these options and restricted Holding Units are not forfeitable. Vesting of options continues following a director’s resignation from the Board. Restricted Holding Units vest and are distributed as soon as administratively feasible following an independent director’s resignation from the Board.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the Holding Units to be issued pursuant to our equity compensation plans as of December 31, 2009:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)

Equity compensation plans approved by security holders	12,047,522	$41.79	6,256,646
Equity compensation plans not approved by security holders	—	—	—
Total	12,047,522	$41.79	6,256,646

There are no AllianceBernstein Units to be issued pursuant to an equity compensation plan.

For information about our equity compensation plans (1993 Unit Option Plan, 1997 Plan, Century Club Plan), see Note 16 to AllianceBernstein’s consolidated financial statements in Item 8.

Principal Security Holders

As of December 31, 2009, we had no information that any person beneficially owned more than 5% of the outstanding Holding Units.

As of December 31, 2009, we had no information that any person beneficially owned more than 5% of the outstanding AllianceBernstein Units except AXA and certain of its wholly-owned subsidiaries as reported on Schedule 13D/A, Forms 3 and Forms 4 filed with the SEC on April 1, 2009 pursuant to the Exchange Act.

The table below and the notes following it have been prepared in reliance upon such filings for the nature of ownership and an explanation of overlapping ownership.

Name and Address of Beneficial Owner		Amount and Nature of Beneficial Ownership Reported on Schedule		Percent of Class

AXA(1)(2)(3)(4)	25 avenue Matignon 75008 Paris, France	170,121,745	(5)	61.9%
_____________
(1)
Based on information provided by AXA Financial, on December 31, 2009, AXA and certain of its subsidiaries beneficially owned all of AXA Financial’s outstanding common stock. For insurance regulatory purposes the shares of common stock of AXA Financial beneficially owned by AXA and its subsidiaries have been deposited into a voting trust (“Voting Trust”), the term of which has been extended until May 12, 2012. The trustees of the Voting Trust (the “Voting Trustees”) are Henri de Castries, Denis Duverne and Christopher M. Condron, each of whom serves on the AXA Management Board. The Voting Trustees have agreed to exercise their voting rights to protect the legitimate economic interests of AXA, but with a view to ensuring that certain minority shareholders of AXA do not exercise control over AXA Financial or certain of its insurance subsidiaries.

(2)
Based on information provided by AXA, as of December 31, 2009, 14.12% of the issued ordinary shares (representing 22.20% of the voting power) of AXA were owned directly and indirectly by two French mutual insurance companies engaged in the Property & Casualty insurance business and the Life & Savings insurance business in France (the “Mutuelles AXA”).

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

(4)
By reason of their relationships, AXA, the Voting Trustees, the Mutuelles AXA, AXA America Holdings, Inc. (a wholly-owned subsidiary of AXA), AXA IM Rose Inc. (a 95.29%-owned subsidiary of AXA), AXA Financial, AXA Equitable, AXA Financial (Bermuda) Ltd. (a wholly-owned subsidiary of AXA Financial), Coliseum Reinsurance Company (a wholly-owned subsidiary of AXA Financial), ACMC Inc. (a wholly-owned subsidiary of AXA Financial), MONY Life Insurance Company (a wholly-owned subsidiary of AXA Financial) and MONY Life Insurance Company of America (a wholly-owned subsidiary of MONY Life Insurance Company) may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of the 168,146,626 AllianceBernstein Units.

(5)
As indicated above in note 4, AXA IM Rose Inc. is a 95.29%-owned subsidiary of AXA, meaning that 4.71% of the AllianceBernstein Units beneficially owned by AXA IM Rose Inc. as of December 31, 2009 were not beneficially owned by AXA.  As a result, as of December 31, 2009, AXA beneficially owned 168,146,626 AllianceBernstein Units, or 61.2% of the issued and outstanding AllianceBernstein Units.

As of December 31, 2009, Holding was the record owner of 101,351,749, or 36.9%, of the issued and outstanding AllianceBernstein Units.

Management

The following table sets forth, as of December 31, 2009, the beneficial ownership of Holding Units by each director and named executive officer of the General Partner and by all directors and executive officers as a group:

Name of Beneficial Owner	Number of Holding Units and Nature of Beneficial Ownership	Percent of Class

Peter S. Kraus(1)(2)	2,441,789	2.4%
Dominique Carrel-Billiard(1)	—	*
Christopher M. Condron(1)	35,000	*
Henri de Castries(1)	2,000	*
Denis Duverne(1)	2,000	*
Richard S. Dziadzio(1)	—	*
Deborah S. Hechinger(3)	4,675	*
Weston M. Hicks(4)	12,565	*
Nick Lane(1)	—	*
Lorie A. Slutsky(1)(5)	38,415	*
A.W. (Pete) Smith, Jr.(6)	9,084	*
Peter J. Tobin(1)(7)	52,627	*
David A. Steyn(1)(8)	155,662	*
James A. Gingrich(1)(9)	201,142	*
Laurence E. Cranch(1)(10)	61,905	*
Robert H. Joseph, Jr.(1)(11)	214,114	*
Gerald M. Lieberman(12)	217,157	*
All directors and executive officers of the General Partner as a group (18 persons)(13)(14)	3,488,867	3.4%
_____________
*	Number of Holding Units listed represents less than 1% of the Units outstanding.

(1)
Excludes Holding Units beneficially owned by AXA and its subsidiaries. Ms. Slutsky and Messrs. Kraus, Carrel-Billiard, de Castries, Condron, Duverne, Dziadzio, Lane, and Tobin are directors and/or officers of AXA, AXA IM, AXA Financial, and/or AXA Equitable. Messrs. Kraus, Steyn, Gingrich, Cranch and Joseph are directors and/or officers of the General Partner.

(2)
In connection with the commencement of Mr. Kraus’s employment, on December 19, 2008, he was granted 2,722,052 restricted Holding Units. Subject to accelerated vesting clauses in the Kraus Employment Agreement (e.g., immediate vesting upon AXA ceasing to control the management of AllianceBernstein’s business or Holding ceasing to be publicly traded and certain qualifying terminations of employment), Mr. Kraus’s restricted Holding Units will vest ratably on each of the first five anniversaries of December 19, 2008, commencing December 19, 2009, provided, with respect to each installment, Mr. Kraus continues to be employed by AllianceBernstein on the vesting date. Mr. Kraus sold 280,263 Holding Units to cover withholding tax obligations when his first tranche of Holding Units vested.

(3)	Includes 2,225 Holding Units Ms. Hechinger can acquire within 60 days under an AllianceBernstein option plan.

(4)	Includes 4,653 Holding Units Mr. Hicks can acquire within 60 days under an AllianceBernstein option plan.

(5)	Includes 33,804 Holding Units Ms. Slutsky can acquire within 60 days under an AllianceBernstein option plan.

(6)	Includes 4,653 Holding Units Mr. Smith can acquire within 60 days under an AllianceBernstein option plan.

(7)	Includes 49,054 Holding Units Mr. Tobin can acquire within 60 days under an AllianceBernstein option plan.

(8)	Includes 146,083 restricted Holding Units Mr. Steyn was awarded in December 2009.

(9)
Includes 52,706 Holding Units Mr. Gingrich can acquire within 60 days under an AllianceBernstein option plan, 94,650 restricted Holding Units awarded in December 2009 and 24,576 restricted Holding Units to which he previously allocated portions of incentive compensation awards.

(10)
Includes 15,669 Holding Units Mr. Cranch can acquire within 60 days under an AllianceBernstein option plan, 38,533 restricted Holding Units awarded in December 2009 and 7,703 restricted Holding Units to which he previously allocated portions of incentive compensation awards.

(11)
Includes 95,000 Holding Units Mr. Joseph can acquire within 60 days under AllianceBernstein option plans, 15,339 restricted Holding Units awarded in December 2009 and 64,679 restricted Holding Units to which he previously allocated portions of incentive compensation awards.

(12)
Includes 59,259 Holding Units Mr. Lieberman can acquire within 60 days under an AllianceBernstein option plan and 157,898 restricted Holding Units awarded under the Lieberman Retirement Agreement.  For additional information regarding he Lieberman Retirement Agreement, see “Compensation Elements for Executive Officers—Former President and Chief Operating Officer Arrangements” in Item 11.

(13)	Includes 317,023 Holding Units the directors and executive officers as a group can acquire within 60 days under AllianceBernstein option plans.

(14)
Includes 333,139 restricted Holding Units awarded in December 2009 to the executive officers as a group and 98,608 restricted Holding Units to which the executive officers as a group previously allocated portions of incentive compensation awards.

As of December 31, 2009, our directors and executive officers did not beneficially own any AllianceBernstein Units.

The following table sets forth, as of December 31, 2009, the beneficial ownership of the common stock of AXA by each director and named executive officer of the General Partner and by all directors and executive officers as a group:

AXA Common Stock(1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class

Peter S. Kraus	—	*
Dominique Carrel-Billiard(2)	140,053	*
Christopher M. Condron(3)	3,408,754	*
Henri de Castries(4)	6,493,930	*
Denis Duverne(5)	2,537,149	*
Richard S. Dziadzio(6)	202,036	*
Deborah S. Hechinger	—	*
Weston M. Hicks	—	*
Nick Lane(7)	9,232	*
Lorie A. Slutsky(8)	5,804	*
A.W. (Pete) Smith, Jr.	—	*
Peter J. Tobin(9)	23,969	*
David A. Steyn	—	*
James A. Gingrich	—	*
Laurence E. Cranch	—	*
Robert H. Joseph, Jr.	—	*
Gerald M. Lieberman	—	*
All directors and executive officers of the General Partner as a group (18 persons)(10)	12,820,927	*
_____________
*	Number of shares listed represents less than 1% of the outstanding AXA common stock.

(1)	Holdings of AXA American Depositary Shares (“ADS”) are expressed as their equivalent in AXA common stock. Each AXA ADS represents the right to receive one AXA ordinary share.

(2)
Includes 87,653 shares Mr. Carrel-Billiard can acquire within 60 days under option plans. Also includes 268 unvested AXA performance shares, which are paid out when vested based on the price of AXA at that time.

(3)
Includes 1,051,533 shares and 1,544,743 ADSs Mr. Condron can acquire within 60 days under option plans. Also includes 193,096 unvested performance units, which are paid out when vested based on the price of ADSs at that time; payout will be 70% in cash and 30% in ADSs.

(4)
Includes 4,831,150 shares Mr. de Castries can acquire within 60 days under option plans. Also includes 175,099 unvested AXA performance shares, which are paid out when vested based on the price of AXA at that time.

(5)
Includes 1,708,368 shares Mr. Duverne can acquire within 60 days under option plans. Also includes 143,766 unvested AXA performance shares, which are paid out when vested based on the price of AXA at that time.

(6)
Includes 169,880 shares Mr. Dziadzio can acquire within 60 days under option plans. Also includes 21,080 unvested performance units, which are paid out when vested based on the price of ADSs at that time; payout will be 70% in cash and 30% in ADSs.

(7)	Includes 6,212 ADSs Mr. Lane can acquire within 60 days under options plans.

(8)	Includes 944 ADSs Ms. Slutsky can acquire within 60 days under option plans.

(9)	Includes 5,579 ADSs Mr. Tobin can acquire within 60 days under option plans.

(10)	Includes 7,848,584 shares and 1,557,478 ADSs the directors and executive officers as a group can acquire within 60 days under option plans.

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

Policies and Procedures Regarding Transactions with Related Persons

Each of the Holding Partnership Agreement and the AllianceBernstein Partnership Agreement expressly permits AXA and its affiliates, which includes AXA Equitable and its affiliates (collectively, “AXA Affiliates”), to provide services to AllianceBernstein and Holding if the terms of the transaction are approved by the General Partner in good faith as being comparable to (or more favorable to each such partnership than) those that would prevail in a transaction with an unaffiliated party. This requirement is conclusively presumed to be satisfied as to any transaction or arrangement that (i) in the reasonable and good faith judgment of the General Partner, meets that unaffiliated party standard, or (ii) has been approved by a majority of those directors of the General Partner who are not also directors, officers or employees of an Affiliate of the General Partner.

In practice, our management pricing committees review investment advisory agreements with AXA Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with AXA Affiliates are submitted to the Audit Committee for their review and approval; the unanimous consent of the Audit Committee constitutes the consent of three of five independent directors on the Board. We are not aware of any transaction during 2009 between our company and any related person with respect to which these procedures were not followed.

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

The following tables summarize transactions between AllianceBernstein and related persons during 2009. The first table summarizes services we provide to related persons, and the second table summarizes services our related persons provide to us:

Parties(1)	General Description of Relationship(2)	Amounts Received or Accrued for in 2009

AXA Asia Pacific(2)(3)		$31,441,000
AXA Equitable(3)
We provide investment management services and ancillary accounting, valuation, reporting, treasury and other services to the general and separate accounts of AXA Equitable and its insurance company subsidiaries.
		$29,751,000 (of which $418,000 relates to the ancillary services)
EQAT, AXA Enterprise Trust and AXA Premier VIP Trust	We serve as sub-adviser to these open-end mutual funds, each of which is sponsored by a subsidiary of AXA Financial.	$27,619,000
AXA Life Japan Limited(2)(3)		$11,400,000
MONY Life Insurance Company and its subsidiaries(3)(4)	We provide investment management services and ancillary accounting services.	$8,576,000 (of which $150,000 relates to the ancillary services)
AXA Sun Life(2)(3)		$4,271,000
AXA Bermuda(2)(3)		$3,531,000
AXA France(2)(3)		$2,179,000
AXA Winterthur(2)(3)		$2,010,000
AXA Rosenberg Investment Management Asia Pacific(2)(3)		$1,939,000
AXA (Canada)(2)(3)		$1,710,000
AXA U.K. Group Pension Scheme(2)		$1,634,000
AXA Corporate Solutions(2)(3)		$1,313,000
AXA Germany(2)(3)		$966,000
AXA Belgium(2)(3)		$618,000
AXA Mediterranean(2)(3)		$176,000
AXA Reinsurance Company(2)(3)		$171,000
AXA Foundation, Inc., a subsidiary of AXA Financial(2)		$159,000
Other AXA subsidiaries(2)		$187,000
_____________
(1)	AllianceBernstein or one of its subsidiaries is a party to each transaction.

(2)	We provide investment management services unless otherwise indicated.

(3)	This entity is a subsidiary of AXA. AXA is an indirect parent of AllianceBernstein.

(4)	Subsidiaries include MONY Life Insurance Company of America and U.S. Financial Life Insurance Company.

Parties(1)(2)	General Description of Relationship	Amounts Paid or Accrued for in 2009

AXA Business Services Pvt. Ltd.	AXA Business Services provides data processing services and support for certain investment operations functions.	$6,921,000
AXA Advisors	AXA Advisors distributes certain of our Retail Products and provides Private Client referrals.	$6,918,000
AXA Equitable	We are covered by various insurance policies maintained by AXA Equitable.	$3,872,000
AXA Equitable	AXA Equitable provides certain data processing services and related functions.	$2,591,000
AXA Advisors	AXA Advisors sells shares of our mutual funds under Distribution Services and Educational Support agreements.	$1,935,000
AXA Group Solutions Pvt. Ltd.	AXA Group Solution Pvt. Ltd provides maintenance and development support for applications.	$1,586,000
AXA Technology Services India Pvt. Ltd.	AXA Technology Services India Pvt. Ltd. provides certain data processing services and functions.	$1,317,000
GIE Informatique AXA (“GIE”)	GIE provides cooperative technology development and procurement services to us and to various other subsidiaries of AXA.	$998,000
_____________
(1)	AllianceBernstein is a party to each transaction.

(2)	Each entity is a subsidiary of AXA. AXA is an indirect parent of AllianceBernstein.

Additional Transactions with Related Persons

In January 2008, AllianceBernstein and AXA executed guarantees in connection with a three-year $950 million Revolving Credit Agreement (“SCB LLC Credit Agreement”). If SCB LLC is unable to meet its obligations, AllianceBernstein or AXA will pay the obligations when due or on demand.  AllianceBernstein will reimburse AXA to the extent AXA must pay on its guarantee.  This arrangement remains in effect until the later of payment in full of any borrowings under the SCB LLC Credit Agreement has been made or the credit agreement expires.

On February 1, 2001, AllianceBernstein and AXA Asia Pacific entered into a Subscription and Shareholders Agreement under which they established two investment management companies in Australia and New Zealand named AllianceBernstein Australia Limited and AllianceBernstein New Zealand Limited, respectively. AXA Asia Pacific and AllianceBernstein each own fifty percent (50%) of the equity of each company and have equal representation on the boards. These companies currently manage approximately $28.3 billion in client assets, and earned approximately $40.9 million in management fees in 2009 (of which $14.0 million is included in the table above). AllianceBernstein and AXA Asia Pacific have agreed to combine their New Zealand operations with and into their Australia operations.  As a result, New Zealand client service, portfolio management and operations will be performed in Australia.  The transition is expected to be completed during the first quarter of 2010.

AXA Advisors was our 18th largest distributor of U.S. Funds in 2009, for which we paid AXA Advisors sales concessions on sales of approximately $303 million. Various subsidiaries of AXA distribute certain of our Non-U.S. Funds, for which such entities received aggregate distribution payments of approximately $229,000 in 2009.

AXA Equitable and its affiliates are not obligated to provide funds to us, except for ACMC Inc.’s and the General Partner’s obligation to fund certain of our incentive compensation and employee benefit plan obligations. ACMC Inc. and the General Partner are obligated, subject to certain limitations, to make capital contributions to AllianceBernstein in an amount equal to the payments AllianceBernstein is required to make as incentive compensation under the employment agreements entered into in connection with AXA Equitable’s 1985 acquisition of Donaldson, Lufkin and Jenrette Securities Corporation (since November 2000, a part of Credit Suisse Group) as well as obligations of AllianceBernstein to various employees and their beneficiaries under AllianceBernstein’s Capital Accumulation Plan. In 2009, ACMC Inc. made capital contributions to AllianceBernstein in the amount of approximately $4.9 million in respect of these obligations. ACMC Inc.’s obligations to make these contributions are guaranteed by Equitable Holdings, LLC (a wholly-owned subsidiary of AXA Equitable), subject to certain limitations. All tax deductions with respect to these obligations, to the extent funded by ACMC Inc., the General Partner or Equitable Holdings, LLC, will be allocated to ACMC Inc. or the General Partner.

Arrangements with Immediate Family Members of Related Persons

Two individuals who served as executive officers during a portion of 2009, one of whom was also a director, have immediate family members whom we employ. We established the compensation and benefits of each such family member in accordance with our employment and compensation practices applicable to employees with equivalent qualifications and responsibilities who hold similar positions. These employees are three of our 4,369 employees.

Gerald M. Lieberman’s daughter, Andrea L. Feldman, is employed in Financial Planning & Analysis and received 2009 compensation of $119,000 (salary, cash bonus and contribution to the Profit Sharing Plan). Mr. Lieberman’s son-in-law, Jonathan H. Feldman, Ms. Feldman’s spouse, is employed in Retail Services and received 2009 compensation of $237,086 (salary, cash bonus, long-term incentive compensation, contribution to the Profit Sharing Plan and life insurance premiums). Gerald M. Lieberman was Director of the General Partner and the President and Chief Operating Officer of the General Partner, AllianceBernstein and Holding until his retirement on July 31, 2009.

James G. Reilly’s brother, Michael J. Reilly, is a U.S. Large Cap Growth portfolio manager and received 2009 compensation of $1,380,971 (salary, cash bonus, long-term incentive compensation, options amortization, contribution to the Profit Sharing Plan and life insurance premiums). James G. Reilly is a Senior Vice President of the General Partner, AllianceBernstein and Holding, and he is our U.S. Large Cap Growth team leader.

Director Independence

See “Corporate Governance—Independence of Certain Directors” in Item 10.

Item 14.	Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of AllianceBernstein’s and Holding’s annual financial statements for 2009 and 2008, respectively, and fees for other services rendered by PwC:

	2009	2008
	(in thousands)

Audit fees(1)	$6,173	$7,490
Audit related fees(2)	2,439	2,408
Tax fees(3)	2,167	2,376
All other fees(4)	5	5
Total	$10,784	$12,279
_____________
(1)	Includes $87,675 and $105,000 paid for audit services to Holding in 2009 and 2008, respectively.

(2)	Audit related fees consist principally of fees for audits of financial statements of certain employee benefit plans, internal control reviews and accounting consultation.

(3)	Tax fees consist of fees for tax consultation and tax compliance services.

(4)	All other fees in 2009 and 2008 consisted of miscellaneous non-audit services.

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

Financial Statement Schedule.

Attached to this Form 10-K is a schedule describing Valuation and Qualifying Account-Allowance for Doubtful Accounts for the three years ended December 31, 2009, 2008 and 2007. PwC’s report regarding the schedule is also attached.

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

3.07	Certificate of Amendment to the Certificate of Incorporation of AllianceBernstein Corporation (incorporated by reference to Exhibit 99.08 to Form 8-K, as filed February 24, 2006).
3.08	AllianceBernstein Corporation By-Laws with amendments through February 24, 2006 (incorporated by reference to Exhibit 99.09 to Form 8-K, as filed February 24, 2006).
10.01	Amended and Restated AllianceBernstein Incentive Compensation Award Program (as amended and restated as of December 7, 2009).
10.02	Post-December 1, 2009 Award Provisions under the Amended and Restated AllianceBernstein Incentive Compensation Award Program.
10.03	Form of 2009 Award Agreement under Incentive Compensation Award Program and 1997 Long Term Incentive Plan.
10.04	Retirement Agreement between Gerald M. Lieberman, AllianceBernstein Corporation and AllianceBernstein L.P. dated as of June 9, 2009.
10.05	Summary of AllianceBernstein L.P.’s Lease at 1345 Avenue of the Americas, New York, New York 10105.
10.06	Guidelines for Transfer of AllianceBernstein L.P. Units.
10.07	Form of Award Agreement under the Special Option Program (incorporated by reference to Exhibit 10.05 to Form 10-K for the fiscal year ended December 31, 2008, as filed February 23, 2009).
10.08
Amended and Restated Commercial Paper Dealer Agreement, dated as of February 10, 2009, among Banc of America Securities LLC, Merrill Lynch Money Markets Inc., Deutsche Bank Securities Inc. and AllianceBernstein L.P. (incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 2008, as filed February 23, 2009).

10.09
Employment Agreement among Peter S. Kraus, AllianceBernstein Corporation, AllianceBernstein Holding L.P. and AllianceBernstein L.P., dated as of December 19, 2008 (incorporated by reference to Exhibit 99.02 to Form 8-K, as filed December 24, 2008).

10.10
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

10.11
Amended and Restated 1997 Long Term Incentive Plan, as amended through November 28, 2007 (incorporated by reference to Exhibit 10.02 to Form 10-K for the fiscal year ended December 31, 2007, as filed February 25, 2008).

10.12
Supplement dated November 2, 2007 to the Revolving Credit Facility (incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 2007, as filed February 25, 2008). (See Exhibit 10.14.)

Exhibit	Description

10.13
Amended and Restated Issuing and Paying Agency Agreement, dated as of May 3, 2006 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2006, as filed May 8, 2006).

10.14
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

10.16
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

10.18
Services Agreement dated as of April 22, 2001 between Alliance Capital Management L.P. and AXA Equitable Life Insurance Company (incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 2001, as filed March 28, 2002).

10.19	Alliance Capital Management L.P. Annual Elective Deferral Plan (incorporated by reference to Exhibit 99 to Form S-8, as filed November 6, 2000).
10.20
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

10.22
Amended and Restated Accounting, Valuation, Reporting and Treasury Services Agreement dated January 1, 1999 between Alliance Capital Management Holding L.P., Alliance Corporate Finance Group Incorporated, and AXA Equitable Life Insurance Company (incorporated by reference to Exhibit (a)(7) to the Form 10-Q/A for the quarterly period ended September 30, 1999, as filed September 28, 2000).

10.23	Alliance Capital Accumulation Plan (incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1988, as filed March 31, 1989).
12.01	AllianceBernstein Consolidated Ratio of Earnings to Fixed Charges in respect of the years ended December 31, 2009, 2008 and 2007.
21.01	Subsidiaries of AllianceBernstein.
23.01	Consents of PricewaterhouseCoopers LLP.
31.01	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Mr. Joseph furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

99.01	List of comparable companies utilized by McLagan Partners to generate 2009 compensation benchmarking data.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AllianceBernstein Holding L.P.

Date: February 11, 2010	By:	/s/ Peter S. Kraus
Peter S. Kraus
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 11, 2010	/s/ Robert H. Joseph, Jr.
Robert H. Joseph, Jr.
Chief Financial Officer

Date: February 11, 2010	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer

Directors

/s/ Peter S. Kraus	/s/ Deborah S. Hechinger
Peter S. Kraus	Deborah S. Hechinger
Chairman of the Board	Director

/s/ Dominique Carrel-Billiard	/s/ Weston M. Hicks
Dominique Carrel-Billiard	Weston M. Hicks
Director	Director

/s/ Christopher M. Condron	/s/ Nick Lane
Christopher M. Condron	Nick Lane
Director	Director

/s/ Henri de Castries	/s/ Lorie A. Slutsky
Henri de Castries	Lorie A. Slutsky
Director	Director

/s/ Denis Duverne	/s/ A.W. (Pete ) Smith, Jr.
Denis Duverne	A.W. (Pete) Smith, Jr.
Director	Director

/s/ Richard S. Dziadzio	/s/ Peter J. Tobin
Richard S. Dziadzio	Peter J. Tobin
Director	Director

SCHEDULE I I
AllianceBernstein L.P.
Valuation and Qualifying Account - Allowance for Doubtful Accounts
For the Three Years Ending December 31, 2009, 2008 and 2007

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions		Balance at End of Period
	(in thousands)

For the year ended December 31, 2007	$1,113	$955	$276	(a)	$1,792

For the year ended December 31, 2008	$1,792	$(192)	$112	(b)	$1,488

For the year ended December 31, 2009	$1,488	$(88)	$7	(c)	$1,393

(a)	Includes accounts written-off as uncollectible of $267 and a net reduction of the allowance balance of $9.
(b)	Includes accounts written-off as uncollectible of $31 and a net reduction to the allowance balance of $81.
(c)	Includes accounts written-off as uncollectible of $41 and a net addition to the allowance balance of $34.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the General Partner and Unitholders
AllianceBernstein L.P.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 11, 2010 also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 11, 2010