Form 10-Q
period 2010-03-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2010-05-03
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2010 was 101,804,594.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	March 31, 2010	December 31, 2009
	(unaudited)

ASSETS

Investment in AllianceBernstein	$1,783,644	$1,800,065
Due from AllianceBernstein	6,763	—
Other assets	—	10
Total assets	$1,790,407	$1,800,075

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to AllianceBernstein	$—	$1,484
Other liabilities	7,663	699
Total liabilities	7,663	2,183

Commitments and contingencies (See Note 7)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,653	1,668
Limited partners: 101,704,594 and 101,251,749 limited partnership units issued and outstanding	1,921,715	1,927,991
Holding Units held by AllianceBernstein to fund deferred compensation plans	(125,855)	(123,783)
Accumulated other comprehensive income (loss)	(14,769)	(7,984)
Total partners’ capital	1,782,744	1,797,892
Total liabilities and partners’ capital	$1,790,407	$1,800,075

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2010	2009

Equity in net income attributable to AllianceBernstein Unitholders	$54,210	$12,612

Income taxes	6,964	5,877

Net income	$47,246	$6,735

Net income per unit:
Basic	$0.47	$0.07
Diluted	$0.46	$0.07

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$47,246	$6,735
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income attributable to AllianceBernstein Unitholders	(54,210)	(12,612)
Changes in assets and liabilities:
Decrease in other assets	10	1,387
(Increase) in due from AllianceBernstein	(6,763)	(2,591)
(Decrease) in payable to AllianceBernstein	(1,484)	(4,825)
Increase in other liabilities	6,964	4,504
Net cash used in operating activities	(8,237)	(7,402)

Cash flows from investing activities:
Investment in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(5,251)	—
Cash distributions received from AllianceBernstein	71,024	34,007
Net cash provided by investing activities	65,773	34,007

Cash flows from financing activities:
Cash distributions to unitholders	(62,787)	(26,605)
Proceeds from exercise of compensatory options to buy Holding Units	5,251	—
Net cash used in financing activities	(57,536)	(26,605)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

Non-cash investing activities:
Changes in accumulated other comprehensive income (loss)	$(6,785)	$(1,905)
Issuance of Holding Units to fund deferred compensation plan awards	4,000	27,060

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
March 31, 2010
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

Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein limited partnership interests. The condensed financial statements and notes of Holding should be read in conjunction with the condensed consolidated financial statements and notes of AllianceBernstein included as an exhibit to this quarterly report on Form 10-Q and with Holding’s and AllianceBernstein’s audited financial statements included in Holding’s Form 10-K for the year ended December 31, 2009.

AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients. Its principal services include:

•
Institutional Services – servicing its institutional clients, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

•
Retail Services – servicing its retail clients, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.

•
Private Client Services – servicing its private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles.

•
Bernstein Research Services – servicing institutional investors seeking research, portfolio strategy and brokerage-related services, and issuers of publicly-traded securities seeking equity capital markets services.

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

Index

During 2009, AllianceBernstein was selected by the U.S. Treasury Department as one of only three firms to manage its portfolio of assets issued by banks and other institutions taking part in the Capital Purchase Program of the Troubled Assets Relief Program. In addition, AllianceBernstein was selected by the U.S. Treasury Department as one of nine pre-qualified fund managers under the Public-Private Investment Program and, during the fourth quarter of 2009, AllianceBernstein was one of five firms that closed an initial Public-Private Investment Fund (“PPIF”) of at least $500 million. Through April 2010, AllianceBernstein’s PPIF raised a total of $1.1 billion.

AllianceBernstein’s research is the foundation of its business. AllianceBernstein’s research disciplines include fundamental research, quantitative research, economic research and currency forecasting. In addition, AllianceBernstein has created several specialized research units, including one that examines global strategic changes that can affect multiple industries and geographies, and another dedicated to identifying potentially successful innovation by early-stage companies.

As of March 31, 2010, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of March 31, 2010, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	61.5%
Holding	36.6
Unaffiliated holders	1.9
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 62.3% economic interest in AllianceBernstein as of March 31, 2010.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The December 31, 2009 condensed statement of financial condition was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Change in Presentation

We changed the presentation in the prior period of Holding’s proportionate share of the Holding Units held by AllianceBernstein for deferred compensation plans as a reduction of Holding’s partners’ capital.  We consider this change in presentation, which also reduces Holding’s investment in AllianceBernstein, to be a better presentation of Holding’s proportionate share of AllianceBernstein’s capital transactions and we do not consider this change to be significant.

Investment in AllianceBernstein

We record our investment in AllianceBernstein using the equity method of accounting. Our investment is increased to reflect our proportionate share of income of AllianceBernstein and decreased to reflect our proportionate share of losses of AllianceBernstein and cash distributions made by AllianceBernstein to its unitholders. In addition, our investment is adjusted to reflect our proportionate share of certain capital transactions of AllianceBernstein.

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

Index

On May 3, 2010, the General Partner declared a distribution of $46.8 million, or $0.46 per unit, representing Available Cash Flow for the three months ended March 31, 2010. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each Holding Unit. The distribution is payable on May 27, 2010 to holders of record at the close of business on May 13, 2010.

Compensatory Unit Awards and Option Plans

AllianceBernstein maintains certain compensation plans under which grants of restricted Holding Units and options to buy Holding Units have been granted to employees of AllianceBernstein and independent directors of the General Partner.

AllianceBernstein funds its restricted Holding Unit awards to employees either by purchasing newly-issued Holding Units from Holding or purchasing Holding Units on the open market, all of which are held in a consolidated rabbi trust until they are distributed to employees upon vesting. In accordance with the Holding Partnership Agreement, when Holding issues Holding Units to AllianceBernstein, Holding is required to use the proceeds it receives from AllianceBernstein to purchase the equivalent number of newly-issued AllianceBernstein Units, thus increasing its percentage ownership interest in AllianceBernstein. Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and available to the general creditors of AllianceBernstein.

New Holding Units are also issued upon exercise of options.  Proceeds received by Holding upon exercise of options are used to acquire newly-issued AllianceBernstein Units, increasing its percentage ownership interest in AllianceBernstein.

AllianceBernstein recognizes compensation expense related to these grants in its financial statements using the fair value method. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. Fair value of restricted Holding Unit awards is the closing price of a Holding Unit on grant date; fair value of options is determined using the Black-Scholes option valuation model.

3.	Net Income Per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income – diluted”) and dividing by the diluted weighted average number of units outstanding for each period.

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per unit amounts)

Net income – basic	$47,246	$6,735
Additional allocation of equity in net income attributable to AllianceBernstein resulting from assumed dilutive effect of compensatory options	612	—
Net income – diluted	$47,858	$6,735

Weighted average units outstanding - basic	101,514	91,538
Dilutive effect of compensatory options	1,828	—
Weighted average units outstanding - diluted	103,342	91,538

Basic net income per unit	$0.47	$0.07
Diluted net income per unit	$0.46	$0.07

As of March 31, 2010 and 2009, we excluded 5,550,726 and 12,822,155 out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period), respectively, from the diluted net income per unit computation due to their anti-dilutive effect.

Index

4.	Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein for the three-month period ended March 31, 2010 were as follows (in thousands):

Investment in AllianceBernstein as of December 31, 2009	$1,800,065
Equity in net income attributable to AllianceBernstein Unitholders	54,210
Changes in accumulated other comprehensive income (loss)	(6,785)
Additional investments with proceeds from exercises of compensatory options to buy Holding Units	5,251
Cash distributions received from AllianceBernstein	(71,024)
Issuance of Holding Units to AllianceBernstein to fund deferred compensation plan awards	4,000
Change in Holding Units held by AllianceBernstein for deferred compensation plans	(2,073)
Investment in AllianceBernstein as of March 31, 2010	$1,783,644

5.	Units Outstanding

The following table summarizes the activity in Holding Units:

Outstanding as of December 31, 2009	101,351,749
Options exercised	307,953
Units issued	145,720
Units forfeited	(828)
Outstanding as of March 31, 2010	101,804,594

Units issued pertain to Holding Units newly issued under our Amended and Restated 1997 Long Term Incentive Plan and could include: (i) restricted Holding Unit awards to independent members of the Board of Directors of the General Partner, (ii) restricted Holding Unit awards to eligible employees, (iii) restricted Holding Unit awards for recruitment, (iv) Century Club Plan restricted Holding Unit awards to AllianceBernstein employees whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds, and (v) restricted Holding Unit issuances in connection with certain employee separation agreements.

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

On April 21, 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims and ERISA claims entered into a confidential memorandum of understanding containing their agreement to settle these claims. The agreement has been documented by a stipulation of settlement, which has been submitted for court approval. The settlement amount ($30 million), which we previously expensed and disclosed, has been disbursed. The derivative claims brought on behalf of Holding, in which plaintiffs seek an unspecified amount of damages, remain pending.

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

8.	Comprehensive Income

Comprehensive income consisted of:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Net income	$47,246	$6,735
Other comprehensive income (loss), net of tax:
Unrealized gains on investments	42	172
Foreign currency translation adjustments	(6,819)	(2,016)
Changes in retirement plan related items	(8)	(61)
	(6,785)	(1,905)
Comprehensive income	$40,461	$4,830

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein Holding L.P.

We have reviewed the accompanying condensed statement of financial condition of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) as of March 31, 2010, and the related condensed statements of income for the three-month periods ended March 31, 2010 and 2009, and the condensed statements of cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial condition as of December 31, 2009, and the related statements of income, of changes in partners’ capital and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 11, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of financial condition as of December 31, 2009 is fairly stated in all material respects in relation to the statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 3, 2010

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein limited partnership Units. Holding’s interim condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AllianceBernstein included as an exhibit to this Form 10-Q. They should also be read in conjunction with AllianceBernstein’s audited financial statements and notes and MD&A included in Holding’s Form 10-K for the year ended December 31, 2009.

Results of Operations

	Three Months Ended March 31,
	2010	2009	% Change
	(in millions, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$148.3	$36.9	302.3%
Weighted average equity ownership interest	36.6%	34.2%
Equity in net income attributable to AllianceBernstein Unitholders	$54.2	$12.6	329.8
Net income of Holding	$47.2	$6.7	601.5
Diluted net income per Holding Unit	$0.46	$0.07	557.1
Distribution per Holding Unit	$0.46	$0.07	557.1

Net income for the three months ended March 31, 2010 increased $40.5 million to $47.2 million from net income of $6.7 million for the three months ended March 31, 2009. The increase reflects higher net income attributable to AllianceBernstein Unitholders and higher ownership interest in AllianceBernstein resulting from the acquisition of additional AllianceBernstein Units in connection with the issuance of Holding Units to AllianceBernstein to fund deferred compensation plan awards. See AllianceBernstein’s MD&A contained in Exhibit 99.1.

Capital Resources and Liquidity

The following table identifies selected items relating to capital resources and liquidity:

	Three Months Ended March 31,
	2010	2009	% Change
	(in millions)

Partners’ capital, as of March 31	$1,782.7	$1,560.6	14.2%
Available Cash Flow	46.8	6.4	627.5
Distributions received from AllianceBernstein	71.0	34.0	108.9
Distributions paid to unitholders	(62.8)	(26.6)	136.0
Proceeds from exercise of compensatory options to buy Holding Units	5.3	—	n/m
Investment in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(5.3)	—	n/m
Issuance of Holding Units to fund deferred compensation plan awards	4.0	27.1	(85.2)

Cash and cash equivalents were zero as of March 31, 2010 and 2009.  Cash inflows from AllianceBernstein distributions received were offset by cash distributions paid to unitholders and income taxes paid. Holding is required to distribute all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders (including the General Partner). Management believes that the cash flow realized from its investment in AllianceBernstein will provide Holding with the resources to meet its financial obligations. See Note 2 to the condensed financial statements contained in Item 1 for a description of Available Cash Flow.

We recorded a reclassification between the investment in AllianceBernstein and partners’ capital to reflect our proportionate share of Holding Units held by AllianceBernstein in a consolidated rabbi trust for deferred compensation plans.

Index

Commitments and Contingencies

See Note 7 to the condensed financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AllianceBernstein’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2009 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our financial condition, results of operations and business prospects.

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

•
Our belief that the cash flow Holding realizes from its investment in AllianceBernstein will provide Holding with the resources necessary to meet its financial obligations: Holding’s cash flow is dependent on the quarterly cash distributions it receives from AllianceBernstein. Accordingly, Holding’s ability to meet its financial obligations is dependent on AllianceBernstein’s cash flow from its operations, which is subject to the performance of the capital markets and other factors beyond our control.

•
Our financial condition and ability to issue public and private debt providing adequate liquidity for our general business needs: Our financial condition is dependent on our cash flow from operations, which is subject to the performance of the capital markets, our ability to maintain and grow client assets under management and other factors beyond our control. Our ability to issue public and private debt on reasonable terms, as well as the market for such debt or equity, may be limited by adverse market conditions, our profitability and changes in government regulations, including tax rates and interest rates.

•
The possibility that prolonged weakness in the value of client assets under management may result in impairment of goodwill: To the extent that securities valuations are depressed for prolonged periods of time, client assets under management and our revenues, profitability and unit price may be adversely affected. As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections, which may result in an impairment of goodwill.

•
The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain legal proceedings to have a material adverse effect on our results of operations or financial condition, any settlement or judgment with respect to a legal proceeding could be significant, and could have such an effect.

OTHER INFORMATION

With respect to the unaudited condensed interim financial information of Holding for the three months ended March 31, 2010, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated May 3, 2010 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Holding’s market risk for the quarter ended March 31, 2010.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 to the condensed financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In addition to the information set forth in this report, please consider carefully “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2009.  Such factors could materially affect our financial condition, results of operations and business prospects. See also our “Cautions Regarding Forward-Looking Statements” in Part I, Item 2.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no Holding Units sold by Holding in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any purchases of Holding Units by AllianceBernstein made in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid Per Unit, net of Commissions	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
1/1/10 - 1/31/10(1)	27,540	$25.74	—	—
2/1/10 - 2/28/10	—	—	—	—
3/1/10 - 3/31/10(2) (3)	841,850	28.30	833,970	2,166,030
Total	869,390	$28.22	833,970	2,166,030

(1) On January 31, 2010, we purchased from employees 27,540 Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(2) On March 1, 2010 and March 16, 2010, we purchased from employees 6,000 Holding Units and 1,880 Holding Units, respectively, to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(3) Between March 2, 2010 and March 15, 2010, we purchased 833,970 Holding Units on the open market to help fund anticipated obligations under our incentive compensation award program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

15.1	Letter from PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding unaudited interim financial information.

31.1	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Howard furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Mr. Kraus furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Mr. Howard furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2010	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ John B. Howard
John B. Howard
Chief Financial Officer