Form 10-Q
period 2010-06-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2010-08-02
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of June 30, 2010 was 102,215,686.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	June 30, 2010	December 31, 2009
	(unaudited)

ASSETS

Investment in AllianceBernstein	$1,754,978	$1,800,065
Other assets	—	10
Total assets	$1,754,978	$1,800,075

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to AllianceBernstein	$160	$1,484
Other liabilities	54	699
Total liabilities	214	2,183

Commitments and contingencies (See Note 7)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,638	1,668
Limited partners: 102,115,686 and 101,251,749 limited partnership units issued and outstanding	1,916,747	1,927,991
Holding Units held by AllianceBernstein to fund deferred compensation plans	(144,617)	(123,783)
Accumulated other comprehensive income (loss)	(19,004)	(7,984)
Total partners’ capital	1,754,764	1,797,892
Total liabilities and partners’ capital	$1,754,978	$1,800,075

See Accompanying Notes to Condensed Financial Statements

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Equity in net income attributable to AllianceBernstein Unitholders	$38,925	$44,092	$93,135	$56,704

Income taxes	7,153	5,839	14,117	11,716

Net income	$31,772	$38,253	$79,018	$44,988

Net income per unit:
Basic	$0.31	$0.41	$0.78	$0.49
Diluted	$0.31	$0.41	$0.78	$0.49

See Accompanying Notes to Condensed Financial Statements

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$79,018	$44,988
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income attributable to AllianceBernstein Unitholders	(93,135)	(56,704)
Changes in assets and liabilities:
Decrease in other assets	10	979
(Decrease) in payable to AllianceBernstein	(1,324)	(2,875)
(Decrease) in other liabilities	(645)	(246)
Net cash used in operating activities	(16,076)	(13,858)

Cash flows from investing activities:
Investment in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(8,101)	—
Cash distributions received from AllianceBernstein	125,169	46,881
Net cash provided by investing activities	117,068	46,881

Cash flows from financing activities:
Cash distributions to unitholders	(109,093)	(33,023)
Proceeds from exercise of compensatory options to buy Holding Units	8,101	—
Net cash used in financing activities	(100,992)	(33,023)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

Non-cash investing activities:
Changes in accumulated other comprehensive income (loss)	$(11,020)	$16,056
Issuance of Holding Units to fund deferred compensation plan awards	10,700	35,702

See Accompanying Notes to Condensed Financial Statements

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
June 30, 2010
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

Index

During 2009, AllianceBernstein was selected by the U.S. Treasury Department as one of only three firms to manage its portfolio of assets issued by banks and other institutions taking part in the Capital Purchase Program of the Troubled Assets Relief Program. In addition, AllianceBernstein was selected by the U.S. Treasury Department as one of nine pre-qualified fund managers under the Public-Private Investment Program and, during the fourth quarter of 2009, AllianceBernstein was one of five firms that closed an initial Public-Private Investment Fund (“PPIF”) of at least $500 million. In April 2010, AllianceBernstein’s PPIF closed with over $1.1 billion raised.

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

As of June 30, 2010, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of June 30, 2010, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	61.4%
Holding	36.7
Unaffiliated holders	1.9
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 62.5% economic interest in AllianceBernstein as of June 30, 2010.

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

Change in Presentation

During the first quarter of 2010, we changed the presentation in the prior period of Holding’s proportionate share of the Holding Units held by AllianceBernstein for deferred compensation plans as a reduction of Holding’s partners’ capital.  We consider this change, which has the effect of reducing Holding’s investment in AllianceBernstein, to be a better presentation of Holding’s proportionate share of AllianceBernstein’s capital transactions and we do not consider this change to be significant.

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

On August 2, 2010, the General Partner declared a distribution of $31.7 million, or $0.31 per unit, representing Available Cash Flow for the three months ended June 30, 2010. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each Holding Unit. The distribution is payable on August 19, 2010 to holders of record at the close of business on August 12, 2010.

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

In March 2010, AllianceBernstein announced its intention to engage in open-market purchases of up to three million Holding Units, from time to time, to help fund anticipated obligations under its incentive compensation award program. As of June 30, 2010, AllianceBernstein had purchased three million Holding Units for $86.1 million. During the second half of 2010 and in future periods, AllianceBernstein intends to engage in additional open market purchases of Holding Units, from time to time, to help fund anticipated obligations under its incentive compensation award program.

AllianceBernstein granted 1.4 million restricted Holding Unit awards to employees during the first six months of 2010. To fund these awards, Holding issued 0.4 million Holding Units and AllianceBernstein used 1.0 million Holding Units held in the consolidated rabbi trust. There were 2.5 million unallocated Holding Units remaining in the consolidated rabbi trust as of June 30, 2010.

New Holding Units are also issued upon exercise of options.  Proceeds received by Holding upon exercise of options are used to acquire newly-issued AllianceBernstein Units, increasing its percentage ownership interest in AllianceBernstein.

AllianceBernstein recognizes compensation expense related to these grants in its financial statements using the fair value method. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the vesting period. Fair value of restricted Holding Unit awards is the closing price of a Holding Unit on the grant date; fair value of options is determined using the Black-Scholes option valuation model.

On July 26, 2010, the Amended and Restated 1997 Long Term Incentive Plan expired. Effective as of  July 1, 2010, we established the 2010 Long Term Incentive Plan (“2010 Plan”), under which restricted Holding Units or phantom restricted Holding Units (a “phantom” award is a contractual right to receive Holding Units at a later date or upon a specified event); options to buy Holding Units; and other Holding Unit-based awards (including, without limitation, Holding Unit appreciation rights and performance awards) may be granted to employees and independent directors of the General Partner. The 2010 Plan will expire on June 30, 2020, and no awards under the 2010 Plan will be made after that date. Under the 2010 Plan, the number of newly-issued Holding Units with respect to which awards may be granted is 30 million. The 2010 Plan also permits AllianceBernstein to award an additional 30 million Holding Units if the Holding Units are acquired on the open market or through private purchases.

Index

3.	Net Income Per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income – diluted”) and dividing by the diluted weighted average number of units outstanding for each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per unit amounts)

Net income – basic	$31,772	$38,253	$79,018	$44,988
Additional allocation of equity in net income attributable to AllianceBernstein resulting from assumed dilutive effect of compensatory options	484	9	1,109	—
Net income – diluted	$32,256	$38,262	$80,127	$44,988

Weighted average units outstanding – basic	101,442	92,231	101,409	91,887
Dilutive effect of compensatory options	2,026	1	1,933	—
Weighted average units outstanding – diluted	103,468	92,232	103,342	91,887

Basic net income per unit	$0.31	$0.41	$0.78	$0.49
Diluted net income per unit	$0.31	$0.41	$0.78	$0.49

For the three months and six months ended June 30, 2010, we excluded 5,048,345 out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period), from the diluted net income per unit computation due to their anti-dilutive effect. For the three months and six months ended June 30, 2009, we excluded 6,206,572 and 6,237,692, respectively, out-of-the-money options from the diluted net income per unit computation due to their anti-dilutive effect.

4.	Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein for the six-month period ended June 30, 2010 were as follows (in thousands):

Investment in AllianceBernstein as of December 31, 2009	$1,800,065
Equity in net income attributable to AllianceBernstein Unitholders	93,135
Changes in accumulated other comprehensive income (loss)	(11,020)
Additional investments with proceeds from exercises of compensatory options to buy Holding Units	8,101
Cash distributions received from AllianceBernstein	(125,169)
Issuance of Holding Units to AllianceBernstein to fund deferred compensation plan awards	10,700
Change in Holding Units held by AllianceBernstein for deferred compensation plans	(20,834)
Investment in AllianceBernstein as of June 30, 2010	$1,754,978

5.	Units Outstanding

The following table summarizes the activity in Holding Units:

Outstanding as of December 31, 2009	101,351,749
Options exercised	475,159
Units issued	389,606
Units forfeited	(828)
Outstanding as of June 30, 2010	102,215,686

Units issued pertain to Holding Units newly issued under our Amended and Restated 1997 Long Term Incentive Plan and could include: (i) restricted Holding Unit awards to independent members of the Board of Directors of the General Partner, (ii) restricted Holding Unit awards to eligible employees, (iii) restricted Holding Unit awards for recruitment, and (iv) restricted Holding Unit issuances in connection with certain employee separation agreements.

Index

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

On April 21, 2006, AllianceBernstein and attorneys for the plaintiffs in the mutual fund shareholder claims, mutual fund derivative claims and ERISA claims entered into a confidential memorandum of understanding containing their agreement to settle these claims. The agreement has been documented by a stipulation of settlement, which has been approved by the court. The settlement amount ($30 million), which we previously expensed and disclosed, has been disbursed. The derivative claims brought on behalf of Holding, in which plaintiffs seek an unspecified amount of damages, remain pending.

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

Index

8.	Comprehensive Income

Comprehensive income consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Net income	$31,772	$38,253	$79,018	$44,988
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on investments	(458)	294	(416)	466
Foreign currency translation adjustment	(3,771)	17,668	(10,590)	15,652
Changes in retirement plan related items	(6)	(1)	(14)	(62)
	(4,235)	17,961	(11,020)	16,056
Comprehensive income	$27,537	$56,214	$67,998	$61,044

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein Holding L.P.

We have reviewed the accompanying condensed statement of financial condition of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) as of June 30, 2010, and the related condensed statements of income for the three-month and six-month periods ended June 30, 2010 and 2009, and the condensed statements of cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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
August 2, 2010

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(in millions, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$106.1	$128.3	(17.3)%	$254.4	$165.1	54.0%
Weighted average equity ownership interest	36.7%	34.4%		36.6%	34.3%
Equity in net income attributable to AllianceBernstein Unitholders	$38.9	$44.1	(11.7)	$93.1	$56.7	64.2
Net income of Holding	$31.8	$38.3	(16.9)	$79.0	$45.0	75.6
Diluted net income per Holding Unit	$0.31	$0.41	(24.4)	$0.78	$0.49	59.2
Distribution per Holding Unit	$0.31	$0.41	(24.4)	$0.77	$0.48	60.4

Net income for the three months and six months ended June 30, 2010 decreased $6.5 million and increased $34.0 million, respectively, to $31.8 million and $79.0 million from net income of $38.3 million and $45.0 million, for the corresponding prior year periods. The decrease for the three months reflects lower net income attributable to AllianceBernstein Unitholders, partially offset by a higher ownership interest in AllianceBernstein resulting from the acquisition of additional AllianceBernstein Units in connection with the issuance of Holding Units to AllianceBernstein to fund deferred compensation plan awards. The six month increase reflects higher net income attributable to AllianceBernstein Unitholders and higher ownership interest in AllianceBernstein. See AllianceBernstein’s MD&A contained in Exhibit 99.1.

Beginning this quarter, AllianceBernstein is providing additional disclosures which we believe will be useful to investors. As supplemental information, AllianceBernstein is providing the performance measures “Adjusted net revenue”, “Adjusted operating income” and “Adjusted operating margin”, which are the principle metrics management uses in evaluating and comparing the period-to-period operating performance of AllianceBernstein. Such measures are not based on generally accepted accounting principles (“non-GAAP measures”). See AllianceBernstein’s MD&A contained in Exhibit 99.1. The impact of these non-GAAP measures on Holding’s net income and diluted net income per Holding Unit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Net income – diluted, GAAP basis	$32,256	$38,262	$80,127	$44,988
Impact on net income of AllianceBernstein non-GAAP adjustments	6,572	(18,298)	7,486	(16,737)
Adjusted net income – diluted	$38,828	$19,964	$87,613	$28,251

Diluted net income per Holding Unit, GAAP basis	$0.31	$0.41	$0.78	$0.49
Impact of AllianceBernstein non-GAAP adjustments	0.07	(0.19)	0.07	(0.18)
Adjusted diluted net income per Holding Unit	$0.38	$0.22	$0.85	$0.31

These non-GAAP measures are provided in addition to net income and diluted net income per Holding Unit, but are not a substitute for net income and diluted net income per Holding Unit and may not be comparable to non-GAAP measures of other companies. Management uses both the GAAP and non-GAAP measures in evaluating our financial performance. The non-GAAP measures alone may pose limitations because they do not include all of AllianceBernstein’s revenues and expenses.

Index

Capital Resources and Liquidity

During the six months ended June 30, 2010, net cash used in operating activities was $16.1 million, compared to $13.9 million during the corresponding 2009 period. The increase was primarily due to higher income taxes as a result of higher equity earnings.

During the six months ended June 30, 2010, net cash used in investing activities was $117.1 million, compared to $46.9 million during the corresponding 2009 period. The increase is due to higher cash distributions received from AllianceBernstein of $78.3 million, offset by an increase in investment in AllianceBernstein with proceeds from the exercise of compensatory options to buy Holding Units during 2010 of $8.1 million.

During the six months ended June 30, 2010, net cash used in financing activities was $101.0 million, compared to $33.0 million during the corresponding 2009 period. The increase is due to higher cash distributions paid to unitholders of $76.1 million, offset by proceeds from the exercise of compensatory options to buy Holding Units during 2010 of $8.1 million.

Holding is required to distribute all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders (including the General Partner). Typically, Available Cash Flow is the diluted earnings per unit for the quarter multiplied by the number of units outstanding at the end of the quarter. However, the General Partner, in its sole discretion, can retain cash flow for use in the business. See Note 2 to the condensed financial statements contained in Item 1 for a description of Available Cash Flow. Management believes that the cash flow realized from its investment in AllianceBernstein will provide Holding with the resources to meet its financial obligations.

During the first quarter of 2010, we recorded a reclassification between the investment in AllianceBernstein and partners’ capital to reflect our proportionate share of Holding Units held by AllianceBernstein in a consolidated rabbi trust for deferred compensation plans.

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

Index

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

•
Our anticipation that the proposed 12b-1 fee-related rule changes will not have a material effect on us: The impact of this rule change is dependant upon the final rules adopted by the SEC, any phase-in or grandfathering period, and any other changes made with respect to share class distribution arrangements.

•
Our intention to engage in additional open market purchases of Holding Units, from time to time, to help fund anticipated obligations under our incentive compensation award program:  The number of Holding Units needed in future periods to make incentive compensation awards is dependent upon various factors, some of which are beyond our control, including the fluctuation in the price of a Holding Unit (NYSE: AB).

•
Our determination that, based on expected revenues for the year, employee compensation expense should range between 45% and 50% of our adjusted revenues:  The revenues we generate during 2010 are dependent upon the performance of the capital markets, our investment performance for our clients, general economic and regulatory conditions, and other factors that may be beyond our control.  Aggregate employee compensation reflects employee performance and competitive compensation levels.  Fluctuations in our revenues and/or changes in competitive compensation levels could result in employee compensation expense being outside of this range.

OTHER INFORMATION

With respect to the unaudited condensed interim financial information of Holding for the three months and six months ended June 30, 2010, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated August 2, 2010 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Holding’s market risk for the quarter ended June 30, 2010.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no Holding Units sold by Holding in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any purchases of Holding Units by AllianceBernstein made in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid Per Unit, net of Commissions	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs(1)
4/1/10 - 4/30/10(2)	875	$33.23	—	2,166,030
5/1/10 – 5/31/10(3) (4)	1,623,035	29.11	1,621,158	544,872
6/1/10 - 6/30/10 (5)	544,872	28.04	544,872	—
Total	2,168,782	$28.84	2,166,030	—

(1) In March 2010, AllianceBernstein announced its intention to engage in open market purchases of up to three million Holding Units, from time to time, to help fund anticipated obligations under its incentive compensation award program.  Of these three million Holding Units, AllianceBernstein purchased 833,970 Holding Units prior to April 1, 2010, 1,621,158 Holding Units during May 2010 and 544,872 Holding Units during June 2010. The figures in column (d) represent the number of Holding Units that remained to be purchased as of the ends of the periods indicated.

(2) On April 15, 2010, we purchased from employees 875 Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(3) Between May 5, 2010 and May 28, 2010, we purchased 1,621,158 Holding Units on the open market to help fund anticipated obligations under our incentive compensation award program.

(4) Between May 5, 2010 and May 27, 2010, we purchased from employees 1,877 Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(5) Between June 1, 2010 and June 14, 2010, we purchased 544,872 Holding Units on the open market to help fund anticipated obligations under our incentive compensation award program.

During the second half of 2010 and in future periods, AllianceBernstein intends to engage in additional open market purchases of Holding Units, from time to time, to help fund anticipated obligations under its incentive compensation award program.

Index

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

A special meeting (“Special Meeting”) of Holding Unitholders was held at 10:00 a.m. (NY time) on June 30, 2010 pursuant to due notice.  As of May 17, 2010, the record date for the Special Meeting, there were 102,071,128 Holding Units outstanding and entitled to vote at the Special Meeting, of which 66,138,955 Holding Units, or 64.8%, were present in person or by proxy.  The sole proposal considered at the Special Meeting, to adopt the 2010 Long Term Incentive Plan, was approved by 45,051,482 Holding Units, or 68.1% of the Holding Units present in person or by proxy at the Special Meeting.  Accordingly, the 2010 Long Term Incentive Plan was adopted.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2010	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ John B. Howard
John B. Howard
Chief Financial Officer