Form 10-Q
period 2010-09-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2010-10-28
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of September 30, 2010 was 102,215,686.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	September 30, 2010	December 31, 2009
	(unaudited)

ASSETS

Investment in AllianceBernstein	$1,741,835	$1,800,065
Due from AllianceBernstein	1,547	—
Other assets	—	10
Total assets	$1,743,382	$1,800,075

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to AllianceBernstein	$—	$1,484
Other liabilities	73	699
Total liabilities	73	2,183

Commitments and contingencies (See Note 7)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,618	1,668
Limited partners: 102,115,686 and 101,251,749 limited partnership units issued and outstanding	1,898,527	1,927,991
Holding Units held by AllianceBernstein to fund deferred compensation plans	(150,070)	(123,783)
Accumulated other comprehensive income (loss)	(6,766)	(7,984)
Total partners’ capital	1,743,309	1,797,892
Total liabilities and partners’ capital	$1,743,382	$1,800,075

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Equity in net income attributable to AllianceBernstein Unitholders	$18,914	$68,723	$112,049	$125,427

Income taxes	6,699	6,193	20,816	17,909

Net income	$12,215	$62,530	$91,233	$107,518

Net income per unit:
Basic	$0.12	$0.67	$0.90	$1.17
Diluted	$0.12	$0.67	$0.90	$1.17

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$91,233	$107,518
Adjustments to reconcile net income to net cash used in operating activities:
Equity in net income attributable to AllianceBernstein Unitholders	(112,049)	(125,427)
Changes in assets and liabilities:
Decrease in other assets	10	1,387
(Increase) in due from AllianceBernstein	(1,547)	—
(Decrease) in payable to AllianceBernstein	(1,484)	(3,626)
(Decrease) in other liabilities	(626)	(343)
Net cash used in operating activities	(24,463)	(20,491)

Cash flows from investing activities:
Investment in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(8,102)	—
Cash distributions received from AllianceBernstein	164,011	91,382
Net cash provided by investing activities	155,909	91,382

Cash flows from financing activities:
Cash distributions to unitholders	(139,548)	(70,891)
Proceeds from exercise of compensatory options to buy Holding Units	8,102	—
Net cash used in financing activities	(131,446)	(70,891)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

Non-cash investing activities:
Changes in accumulated other comprehensive income (loss)	$1,218	$15,436
Issuance of Holding Units to fund deferred compensation plan awards	10,700	42,171

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
September 30, 2010
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

•
Bernstein Research Services – servicing institutional investors seeking research, portfolio analysis and brokerage-related services, and issuers of publicly-traded securities seeking equity capital markets services.

AllianceBernstein also provides distribution, shareholder servicing and administrative services to the mutual funds it sponsors.

AllianceBernstein provides a broad range of investment services with expertise in:

•	Value equities, generally targeting stocks that are out of favor and considered undervalued;

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Fixed income securities, including taxable and tax-exempt securities;

•	Blend strategies, combining style-pure investment components with systematic rebalancing;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, such as hedge funds, currency management strategies, venture capital and, in the near future, direct real estate investing; and

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

As of September 30, 2010, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of September 30, 2010, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	61.4%
Holding	36.7
Unaffiliated holders	1.9
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 63.0% economic interest in AllianceBernstein as of September 30, 2010.

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

Change in Presentation

During the first quarter of 2010, we changed the presentation in the prior period of Holding’s proportionate share of the Holding Units held by AllianceBernstein to fund deferred compensation plans as a reduction of Holding’s partners’ capital.  We consider this change, which has the effect of reducing Holding’s investment in AllianceBernstein, to be a better presentation of Holding’s proportionate share of AllianceBernstein’s capital transactions and we do not consider this change to be significant.

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

On October 27, 2010, the General Partner declared a distribution of $12.3 million, or $0.12 per unit, representing Available Cash Flow for the three months ended September 30, 2010. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each Holding Unit. The distribution is payable on November 18, 2010 to holders of record at the close of business on November 8, 2010.

Compensatory Unit Awards and Option Plans

AllianceBernstein maintains certain compensation plans under which grants of restricted Holding Units and options to buy Holding Units have been granted to employees of AllianceBernstein and independent directors of the General Partner.

AllianceBernstein funds its restricted Holding Unit awards to employees either by purchasing newly-issued Holding Units from Holding or purchasing Holding Units on the open market, all of which are held in a consolidated rabbi trust until they are distributed to employees upon vesting. In accordance with the Holding Partnership Agreement, when Holding issues Holding Units to AllianceBernstein, Holding is required to use the proceeds it receives from AllianceBernstein to purchase the equivalent number of newly-issued AllianceBernstein Units, thus increasing its percentage ownership interest in AllianceBernstein. Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AllianceBernstein.

Since March 2010, AllianceBernstein has engaged in open-market purchases of Holding Units to help fund  anticipated obligations under its incentive compensation award program. During the third quarter of 2010, AllianceBernstein purchased 1.9 million Holding Units for $49.3 million. Through September 30, 2010, AllianceBernstein purchased 4.9 million Holding Units for $135.4 million. AllianceBernstein intends to continue to engage in open-market purchases of Holding Units, from time to time, to help fund anticipated obligations under its incentive compensation award program.

AllianceBernstein granted 1.5 million restricted Holding Unit awards to employees during the first nine months of 2010. To fund these awards, Holding issued 0.4 million Holding Units and AllianceBernstein used 1.1 million Holding Units held in the consolidated rabbi trust. There were 5.0 million unallocated Holding Units remaining in the consolidated rabbi trust as of September 30, 2010.

New Holding Units are also issued upon exercise of options.  Proceeds received by Holding upon exercise of options are used to acquire newly-issued AllianceBernstein Units, increasing Holding’s percentage ownership interest in AllianceBernstein.

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

On July 26, 2010, the Amended and Restated 1997 Long Term Incentive Plan expired. Effective as of  July 1, 2010, we established the 2010 Long Term Incentive Plan (“2010 Plan”), which was adopted by Holding Unitholders at a special meeting held on June 30, 2010. The following forms of awards may be granted to employees and independent directors of the General Partner under the 2010 Plan: (i) restricted Holding Units or phantom restricted Holding Units (a “phantom” award is a contractual right to receive Holding Units at a later date or upon a specified event); (ii) options to buy Holding Units; and (iii) other Holding Unit-based awards (including, without limitation, Holding Unit appreciation rights and performance awards). The 2010 Plan will expire on June 30, 2020, and no awards under the 2010 Plan will be made after that date. Under the 2010 Plan, the number of newly-issued Holding Units with respect to which awards may be granted is 30 million. The 2010 Plan also permits AllianceBernstein to award an additional 30 million Holding Units if the Holding Units are acquired on the open market or through private purchases.  As of September 30, 2010, we have granted 0.7 million Holding Unit awards under the 2010 Plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per unit amounts)

Net income – basic	$12,215	$62,530	$91,233	$107,518
Additional allocation of equity in net income attributable to AllianceBernstein resulting from assumed dilutive effect of compensatory options	169	306	1,228	154
Net income – diluted	$12,384	$62,836	$92,461	$107,672

Weighted average units outstanding – basic	100,893	92,657	101,236	92,146
Dilutive effect of compensatory options	1,444	635	1,776	174
Weighted average units outstanding – diluted	102,337	93,292	103,012	92,320

Basic net income per unit	$0.12	$0.67	$0.90	$1.17
Diluted net income per unit	$0.12	$0.67	$0.90	$1.17

For the three months and nine months ended September 30, 2010, we excluded 5,279,772 and 4,918,021, respectively, out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period), from the diluted net income per unit computation due to their anti-dilutive effect. For the three months and nine months ended September 30, 2009, we excluded 6,120,480 out-of-the-money options from the diluted net income per unit computation due to their anti-dilutive effect.

4.	Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein for the nine-month period ended September 30, 2010 were as follows (in thousands):

Investment in AllianceBernstein as of December 31, 2009	$1,800,065
Equity in net income attributable to AllianceBernstein Unitholders	112,049
Changes in accumulated other comprehensive income (loss)	1,218
Additional investments with proceeds from exercises of compensatory options to buy Holding Units	8,102
Cash distributions received from AllianceBernstein	(164,011)
Issuance of Holding Units to AllianceBernstein to fund deferred compensation plan awards	10,700
Change in Holding Units held by AllianceBernstein for deferred compensation plans	(26,288)
Investment in AllianceBernstein as of September 30, 2010	$1,741,835

5.	Units Outstanding

The following table summarizes the activity in Holding Units:

Outstanding as of December 31, 2009	101,351,749
Options exercised	475,159
Units issued	389,606
Units forfeited	(828)
Outstanding as of September 30, 2010	102,215,686

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

Holding's income tax is computed by multiplying its ownership percentage of AllianceBernstein times 3.5% of certain AllianceBernstein revenues (primarily domestic investment advisory fees and SCB LLC transaction charges).  During the three-month and nine-month periods ended September 30, 2010, AllianceBernstein’s revenues, as well as Holding’s ownership percentage of AllianceBernstein, increased as compared to the corresponding periods in 2009, increasing Holding’s income tax provision in the three-month and nine-month periods ended September 30, 2010 as compared to the corresponding periods in 2009.  In addition, AllianceBernstein’s net income decreased significantly primarily as a result of a real estate charge in the third quarter of 2010, reducing Holding’s equity earnings in the three-month and nine-month periods ended September 30, 2010 as compared to the corresponding periods in 2009.  As a result, Holding’s effective tax rate increased from 9.0% in the third quarter of 2009 to 35.4% in the third quarter of 2010, and increased from 14.3% in the nine-month period ended September 30, 2009 to 18.6% in the nine-month period ended September 30, 2010.

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

Index

8.	Comprehensive Income

Comprehensive income consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Net income	$12,215	$62,530	$91,233	$107,518
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	469	1,043	53	1,509
Foreign currency translation adjustment	11,751	(1,671)	1,161	13,981
Changes in retirement plan related items	18	8	4	(54)
	12,238	(620)	1,218	15,436
Comprehensive income	$24,453	$61,910	$92,451	$122,954

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein Holding L.P.

We have reviewed the accompanying condensed statement of financial condition of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) as of September 30, 2010, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009, and the condensed statements of cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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
October 27, 2010

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(in millions, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$51.5	$199.3	(74.2)%	$305.9	$364.5	(16.1)%
Weighted average equity ownership interest	36.7%	34.5%		36.6%	34.4%
Equity in net income attributable to AllianceBernstein Unitholders	$18.9	$68.7	(72.5)	$112.0	$125.4	(10.7)
Net income of Holding	$12.2	$62.5	(80.5)	$91.2	$107.5	(15.1)
Diluted net income per Holding Unit	$0.12	$0.67	(82.1)	$0.90	$1.17	(23.1)
Distribution per Holding Unit	$0.12	$0.67	(82.1)	$0.89	$1.15	(22.6)

Net income for the three months and nine months ended September 30, 2010 decreased $50.3 million and $16.3 million, respectively, to $12.2 million and $91.2 million from net income of $62.5 million and $107.5 million, for the corresponding prior year periods. The decrease reflects lower net income attributable to AllianceBernstein Unitholders, partially offset by a higher ownership interest in AllianceBernstein resulting from the acquisition of additional AllianceBernstein Units in connection with the issuance of Holding Units to AllianceBernstein to fund deferred compensation plan awards. See AllianceBernstein’s MD&A contained in Exhibit 99.1.

Holding income taxes represent a 3.5% federal tax on partnership gross income from the active conduct of a trade or business.  Holding's partnership gross income is derived from its interest in AllianceBernstein.  Holding's income tax is computed by multiplying its ownership percentage of AllianceBernstein times 3.5% of certain AllianceBernstein revenues (primarily domestic investment advisory fees and SCB LLC transaction charges).  During the three-month and nine-month periods ended September 30, 2010, AllianceBernstein’s revenues, as well as Holding’s ownership percentage of AllianceBernstein, increased as compared to the corresponding periods in 2009, increasing Holding’s income tax provision in the three-month and nine-month periods ended September 30, 2010 as compared to the corresponding periods in 2009.  In addition, AllianceBernstein’s net income decreased significantly primarily as a result of a real estate charge in the third quarter of 2010, reducing Holding’s equity earnings in the three-month and nine-month periods ended September 30, 2010 as compared to the corresponding periods in 2009.  As a result, Holding’s effective tax rate increased from 9.0% in the third quarter of 2009 to 35.4% in the third quarter of 2010, and increased from 14.3% in the nine-month period ended September 30, 2009 to 18.6% in the nine-month period ended September 30, 2010.

Since last quarter, AllianceBernstein has provided additional disclosures which we believe are useful to investors. As supplemental information, AllianceBernstein provides the performance measures “Adjusted net revenue”, “Adjusted operating income” and “Adjusted operating margin”, which are the principle metrics management uses in evaluating and comparing the period-to-period operating performance of AllianceBernstein. Such measures are not based on generally accepted accounting principles (“non-GAAP measures”). See AllianceBernstein’s MD&A contained in Exhibit 99.1. The impact of these non-GAAP measures on Holding’s net income and diluted net income per Holding Unit are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Net income – diluted, GAAP basis	$12,384	$62,836	$92,461	$107,672
Impact on net income of AllianceBernstein non-GAAP adjustments	24,190	(18,230)	30,793	(34,919)
Adjusted net income – diluted	$36,574	$44,606	$123,254	$72,753

Diluted net income per Holding Unit, GAAP basis	$0.12	$0.67	$0.90	$1.17
Impact of AllianceBernstein non-GAAP adjustments	0.24	(0.19)	0.30	(0.38)
Adjusted diluted net income per Holding Unit	$0.36	$0.48	$1.20	$0.79

Index

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

Capital Resources and Liquidity

During the nine months ended September 30, 2010, net cash used in operating activities was $24.5 million, compared to $20.5 million during the corresponding 2009 period. The increase was primarily due to higher income taxes.

During the nine months ended September 30, 2010, net cash provided by investing activities was $155.9 million, compared to $91.4 million during the corresponding 2009 period. The increase is due to higher cash distributions received from AllianceBernstein of $72.6 million, offset by an increase in investment in AllianceBernstein with proceeds from the exercise of compensatory options to buy Holding Units during 2010 of $8.1 million.

During the nine months ended September 30, 2010, net cash used in financing activities was $131.4 million, compared to $70.9 million during the corresponding 2009 period. The increase is due to higher cash distributions paid to unitholders of $68.7 million, offset by proceeds from the exercise of compensatory options to buy Holding Units during 2010 of $8.1 million.

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

Index

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

•
Our anticipation that the proposed 12b-1 fee-related rule changes will not have a material effect on us: The impact of this rule change is dependent upon the final rules adopted by the SEC, any phase-in or grandfathering period, and any other changes made with respect to share class distribution arrangements.

•
Our intention to continue to engage in open market purchases of Holding Units, from time to time, to help fund anticipated obligations under our incentive compensation award program: The number of Holding Units needed in future periods to make incentive compensation awards is dependent upon various factors, some of which are beyond our control, including the fluctuation in the price of a Holding Unit (NYSE: AB).

•
Our determination that, based on expected revenues for the year, adjusted employee compensation expense should range between 45% and 50% of our adjusted revenues:  The revenues we generate during 2010 are dependent upon the performance of the capital markets, our investment performance for our clients, general economic and regulatory conditions, and other factors that may be beyond our control.  Aggregate employee compensation reflects employee performance and competitive compensation levels.  Fluctuations in our revenues and/or changes in competitive compensation levels could result in employee compensation expense being outside of this range.

•
The degree to which the $90 million real estate charge will reduce occupancy costs on existing real estate in 2011 and subsequent years:  The charge we recorded this quarter and our estimates of reduced occupancy costs in future years are based on our current assumptions of when we can sub-lease our space and current market rental rates, both of which are factors largely beyond our control.  If our assumptions prove to be incorrect, we may be forced to take an additional charge and/or our estimated occupancy cost reductions may be less than we currently anticipate.

OTHER INFORMATION

With respect to the unaudited condensed interim financial information of Holding for the three months and nine months ended September 30, 2010, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated October 27, 2010 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Holding’s market risk for the quarter ended September 30, 2010.

Index

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no Holding Units sold by Holding in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any purchases of Holding Units by AllianceBernstein made in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Units Purchased	(b) Average Price Paid Per Unit, net of Commissions	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
7/1/10 – 7/31/10(1)	43,696	$26.62	—	—
8/1/10 – 8/31/10(2) (3)	1,292,931	25.46	—	—
9/1/10 - 9/30/10 (4)(5)	702,736	25.11	—	—
Total	2,039,363	$25.37	—	—

(1) During July 2010, we purchased from employees 43,696 Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(2) Between August 4, 2010 and August 31, 2010, we purchased 1,247,761 Holding Units on the open market to help fund anticipated obligations under our incentive compensation award program.

(3) During August 2010, we purchased from employees 45,170 Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(4) Between September 1, 2010 and September 15, 2010, we purchased 696,600 Holding Units on the open market to help fund anticipated obligations under our incentive compensation award program.

(5) During September 2010, we purchased from employees 6,136 Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

AllianceBernstein intends to continue to engage in open-market purchases of Holding Units, from time to time, to help fund anticipated obligations under its incentive compensation award program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Index

Item 5.	Other Information

Approximately 2.7 million Holding Units previously awarded as employee deferred incentive compensation are scheduled to vest on December 1, 2010 and be distributed to employees approximately nine days later.  We estimate that approximately 40% of these Holding Units will be withheld from the distribution to fulfill employee tax obligations, resulting in a net distribution of approximately 1.6 million Holding Units.  It is possible that a substantial number of employees who receive these Holding Units will attempt to sell them promptly after receipt, which could have a significant effect on the daily trading volume and price of a Holding Unit (NYSE: AB).  We can predict neither the portion of these Holding Units that will be sold nor the impact of any such sales on the trading volume or price of a Holding Unit.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2010	AllianceBernstein Holding l.p.

	By:	/s/ John B. Howard
John B. Howard
Chief Financial Officer