Form 10-Q
period 2011-03-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2011-05-02
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2011 was 105,113,157.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	March 31, 2011	December 31, 2010
	(unaudited)

ASSETS

Investment in AllianceBernstein	$1,787,646	$1,786,291
Due from AllianceBernstein	8,973	1,277
Other assets	—	—
Total assets	$1,796,619	$1,787,568

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to AllianceBernstein	$—	$—
Other liabilities	7,840	458
Total liabilities	7,840	458

Commitments and contingencies (See Note 7)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,648	1,648
Limited partners: 105,013,157 and 104,986,799 limited partnership units issued and outstanding	1,997,966	1,997,642
Holding Units held by AllianceBernstein to fund deferred compensation plans	(204,094)	(200,284)
Accumulated other comprehensive income (loss)	(6,741)	(11,896)
Total partners’ capital	1,788,779	1,787,110
Total liabilities and partners’ capital	$1,796,619	$1,787,568

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2011	2010

Equity in net income attributable to AllianceBernstein Unitholders	$51,058	$54,210

Income taxes	7,378	6,964

Net income	$43,680	$47,246

Net income per unit:
Basic	$0.42	$0.47
Diluted	$0.42	$0.46

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$43,680	$47,246
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AllianceBernstein Unitholders	(51,058)	(54,210)
Cash distributions received from AllianceBernstein	51,497	71,024
Changes in assets and liabilities:
(Increase) in due from AllianceBernstein	(7,696)	(6,763)
Decrease in other assets	—	10
(Decrease) in payable to AllianceBernstein	—	(1,484)
Increase in other liabilities	7,382	6,964
Net cash provided by operating activities	43,805	62,787

Cash flows from investing activities:
Investments in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(449)	(5,251)
Net cash used in investing activities	(449)	(5,251)

Cash flows from financing activities:
Cash distributions to unitholders	(43,805)	(62,787)
Proceeds from exercise of compensatory options to buy Holding Units	449	5,251
Net cash used in financing activities	(43,356)	(57,536)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

Non-cash investing activities:
Changes in accumulated other comprehensive income (loss)	$5,155	$(6,785)
Issuance of Holding Units to fund deferred compensation plan awards	—	4,000

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
March 31, 2011
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

Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein limited partnership interests. The condensed financial statements and notes of Holding should be read in conjunction with the condensed consolidated financial statements and notes of AllianceBernstein included as an exhibit to this quarterly report on Form 10-Q and with Holding’s and AllianceBernstein’s audited financial statements included in Holding’s Form 10-K for the year ended December 31, 2010.

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

•
Bernstein Research Services – servicing institutional investors seeking high-quality research, portfolio analysis and brokerage-related services, and issuers of publicly-traded securities seeking equity capital markets services.

AllianceBernstein also provides distribution, shareholder servicing and administrative services to the mutual funds it sponsors.

AllianceBernstein’s high-quality, in-depth research is the foundation of its business. AllianceBernstein’s research disciplines include fundamental research, quantitative research, economic research and currency forecasting. In addition, AllianceBernstein has created several specialized research initiatives, including research examining global strategic changes that can affect multiple industries and geographies.

AllianceBernstein provides a broad range of investment services with expertise in:

•	Value equities, generally targeting stocks that are out of favor and considered undervalued;

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Fixed income securities, including taxable and tax-exempt securities;

•	Blend strategies, combining style-pure investment components with systematic rebalancing;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds, currency management strategies and private capital (e.g., direct real estate investing); and

•
Asset allocation services, by which AllianceBernstein offers strategies specifically-tailored for its clients (e.g., customized target-date fund retirement services for defined contribution plan sponsors and our Dynamic Asset Allocation service, which is designed to mitigate the effects of extreme market volatility on a portfolio in order to deliver more consistent returns).

Index

AllianceBernstein provides these services using various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global and emerging markets), as well as local and regional disciplines in major markets around the world.

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

In 2008, AllianceBernstein created an initiative called AllianceBernstein Defined Contribution Investments (“ABDC”) focused on expanding its capabilities in the defined contribution market. ABDC seeks to provide the most effective defined contribution investment solutions in the industry, as measured by product features, reliability, cost and flexibility, to meet specialized client needs by integrating research and investment design, product strategy, strategic partnerships (e.g., record-keeper partnerships and operations collaboration), and client implementation and service. In November 2010, AllianceBernstein introduced Secure Retirement Strategies (“SRS”), a multi-manager target-date solution. SRS provides guaranteed lifetime retirement income backed by multiple insurers to participants of large defined contribution plans.

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

As of March 31, 2011, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of March 31, 2011, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	60.9%
Holding	37.4
Unaffiliated holders	1.7
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 62.0% economic interest in AllianceBernstein as of March 31, 2011.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The December 31, 2010 condensed statement of financial condition was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Change in Presentation

During the fourth quarter of 2010, we appropriately revised the presentation of cash distributions received from AllianceBernstein from cash inflows from investing activities in the statement of cash flows to cash inflows from operating activities. We consider this change to be a better presentation of Holding’s operating and investing activities and we do not consider this change to be significant.

Index

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

On May 2, 2011, the General Partner declared a distribution of $44.1 million, or $0.42 per unit, representing Available Cash Flow for the three months ended March 31, 2011. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each Holding Unit. The distribution is payable on May 26, 2011 to holders of record at the close of business on May 13, 2011.

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

AllianceBernstein engages in open-market purchases of Holding Units to help fund anticipated obligations under its incentive compensation award program and purchases Holding Units from employees to allow them to fulfill statutory tax withholding requirements on distribution of long-term incentive compensation awards. During the first quarter of 2011, AllianceBernstein purchased approximately 2.2 million Holding Units for $49.8 million, reflecting open-market purchases of 2.1 million Holding Units for $47.7 million and the remainder primarily relating to employee tax withholding purchases. AllianceBernstein intends to continue to engage in open-market purchases of Holding Units, from time to time, to help fund anticipated obligations under its incentive compensation award program.

AllianceBernstein granted approximately 100,000 restricted Holding Unit awards to employees during the first quarter of 2011. To fund these awards, AllianceBernstein allocated previously repurchased Holding Units that had been held in the consolidated rabbi trust. There were approximately 2.7 million unallocated Holding Units remaining in the consolidated rabbi trust as of March 31, 2011.

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

On July 26, 2010, the Amended and Restated 1997 Long Term Incentive Plan expired. Effective as of  July 1, 2010, we established the 2010 Long Term Incentive Plan (“2010 Plan”), which was adopted by Holding Unitholders at a special meeting held on June 30, 2010. The following forms of awards may be granted to employees and independent directors of the General Partner under the 2010 Plan: (i) restricted Holding Units or phantom restricted Holding Units (a “phantom” award is a contractual right to receive Holding Units at a later date or upon a specified event); (ii) options to buy Holding Units; and (iii) other Holding Unit-based awards (including, without limitation, Holding Unit appreciation rights and performance awards). The 2010 Plan will expire on June 30, 2020, and no awards under the 2010 Plan will be made after that date. Under the 2010 Plan, the number of newly-issued Holding Units with respect to which awards may be granted is 30 million. The 2010 Plan also permits AllianceBernstein to award an additional 30 million Holding Units if the Holding Units are acquired on the open market or through private purchases.  As of March 31, 2011, we have granted 12.2 million Holding Unit awards, net of forfeitures, under the 2010 Plan. As of March 31, 2011, 27.1 million newly-issued Holding Units and 20.7 million repurchased Holding Units were available for grant.

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

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per unit amounts)

Net income – basic	$43,680	$47,246
Additional allocation of equity in net income attributable to AllianceBernstein resulting from assumed dilutive effect of compensatory options	243	612
Net income – diluted	$43,923	$47,858

Weighted average units outstanding – basic	104,710	101,514
Dilutive effect of compensatory options	803	1,828
Weighted average units outstanding – diluted	105,513	103,342

Basic net income per unit	$0.42	$0.47
Diluted net income per unit	$0.42	$0.46

As of March 31, 2011 and 2010, we excluded 4,692,640 and 5,550,726, respectively, out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period) from the diluted net income per unit computation due to their anti-dilutive effect.

4.	Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein during the three-month period ended March 31, 2011 were as follows (in thousands):

Investment in AllianceBernstein as of December 31, 2010	$1,786,291
Equity in net income attributable to AllianceBernstein Unitholders	51,058
Changes in accumulated other comprehensive income (loss)	5,155
Additional investments with proceeds from exercises of compensatory options to buy Holding Units, net	449
Cash distributions received from AllianceBernstein	(51,497)
Issuance of Holding Units to AllianceBernstein to fund deferred compensation plan awards	—
Change in Holding Units held by AllianceBernstein for deferred compensation plans	(3,810)
Investment in AllianceBernstein as of March 31, 2011	$1,787,646

Index

5.	Units Outstanding

Changes in Holding Units outstanding during the three-month period ended March 31, 2011 were as follows:

Outstanding as of December 31, 2010	105,086,799
Options exercised	26,358
Units issued	—
Units forfeited	—
Outstanding as of March 31, 2011	105,113,157

Units issued pertain to Holding Units newly issued under the 2010 Plan and could include: (i) restricted Holding Unit awards to independent members of the Board of Directors of the General Partner, (ii) restricted Holding Unit awards to eligible employees, (iii) restricted Holding Unit awards for recruitment, and (iv) restricted Holding Unit issuances in connection with certain employee separation agreements.

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

Holding's income tax is computed by multiplying its ownership interest in AllianceBernstein by 3.5% of certain qualifying AllianceBernstein revenues (primarily investment advisory fees and SCB LLC transaction charges). During the first quarter of 2011, both AllianceBernstein’s qualifying revenues and Holding’s ownership interest in AllianceBernstein increased as compared to the first quarter of 2010, which increased Holding’s income tax provision in the first quarter of 2011 as compared to the corresponding prior-year period. In addition, AllianceBernstein’s net income decreased in the first quarter of 2011 compared to the first quarter of 2010 primarily as a result of increased expenses, reducing Holding’s equity in earnings in the first quarter of 2011 compared to the corresponding period in 2010. As a result of these factors, Holding’s effective tax rate increased from 12.8% in 2010 to 14.5% in 2011.

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

The derivative claim, which was brought by Holding unitholders against the officers and directors of AllianceBernstein and in which plaintiffs sought an unspecified amount of damages, has been resolved pursuant to a stipulation of settlement with plaintiffs and the recovery of insurance proceeds totaling $23 million from relevant carriers.  The stipulation of settlement has been submitted to the court for preliminary approval and, if approved by the court, will result in the settlement proceeds, after payment of plaintiffs’ legal fees, being disbursed to AllianceBernstein.

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

8.	Comprehensive Income

Comprehensive income consisted of:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Net income	$43,680	$47,246
Other comprehensive income (loss), net of tax:
Unrealized gains on investments	132	42
Foreign currency translation adjustments	5,046	(6,819)
Changes in employee benefit related items	(23)	(8)
	5,155	(6,785)
Comprehensive income	$48,835	$40,461

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein Holding L.P.

We have reviewed the accompanying condensed statement of financial condition of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) as of March 31, 2011, and the related condensed statements of income for the three-month periods ended March 31, 2011 and 2010, and the condensed statements of cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial condition as of December 31, 2010, and the related statements of income, of changes in partners’ capital and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 10, 2011, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of financial condition as of December 31, 2010 is fairly stated in all material respects in relation to the statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 2, 2011

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein limited partnership Units. Holding’s interim condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AllianceBernstein included as an exhibit to this Form 10-Q. They should also be read in conjunction with AllianceBernstein’s audited financial statements and notes and MD&A included in Holding’s Form 10-K for the year ended December 31, 2010.

Results of Operations

	Three Months Ended March 31,
	2011	2010	% Change
	(in millions, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$136.5	$148.3	(8.0)%
Weighted average equity ownership interest	37.4%	36.6%
Equity in net income attributable to AllianceBernstein Unitholders	$51.1	$54.2	(5.8)
Net income of Holding	$43.7	$47.2	(7.5)
Diluted net income per Holding Unit	$0.42	$0.46	(8.7)
Distribution per Holding Unit	$0.42	$0.46	(8.7)

Net income for the three months ended March 31, 2011 decreased $3.5 million to $43.7 million from net income of $47.2 million for the three months ended March 31, 2010. The decrease reflects lower net income attributable to AllianceBernstein Unitholders, offset by a higher ownership interest in AllianceBernstein resulting from the acquisition of additional AllianceBernstein Units in connection with the issuance of Holding Units to AllianceBernstein to fund deferred compensation plan awards. See AllianceBernstein’s MD&A contained in Exhibit 99.1.

Holding’s income taxes represent a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business.  Holding's partnership gross income is derived from its interest in AllianceBernstein.  Holding's income tax is computed by multiplying its ownership interest in AllianceBernstein by 3.5% of certain qualifying AllianceBernstein revenues (primarily investment advisory fees and SCB LLC equity commissions). During the first quarter of 2011, both AllianceBernstein’s qualifying revenues and Holding’s ownership interest in AllianceBernstein increased as compared to the first quarter of 2010, which increased Holding’s income tax provision in the first quarter of 2011 as compared to the corresponding prior-year period. In addition, AllianceBernstein’s net income decreased in the first quarter of 2011 compared to the first quarter of 2010 primarily as a result of increased expenses, reducing Holding’s equity in earnings in the first quarter of 2011 compared to the corresponding period in 2010. As a result of these factors, Holding’s effective tax rate increased from 12.8% in the first quarter of 2010 to 14.5% in the first quarter of 2011.

As supplemental information, AllianceBernstein provides the performance measures “adjusted net revenues”, “adjusted operating income” and “adjusted operating margin”, which are the principle metrics management uses in evaluating and comparing the period-to-period operating performance of AllianceBernstein. Such measures are not based on generally accepted accounting principles (“non-GAAP measures”). See AllianceBernstein’s MD&A contained in Exhibit 99.1. The impact of these non-GAAP measures on Holding’s net income and diluted net income per Holding Unit are as follows:

Index

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per unit amounts)

Net income – diluted, GAAP basis	$43,923	$47,858
Impact on net income of AllianceBernstein non-GAAP adjustments	(722)	378
Adjusted net income – diluted	$43,201	$48,236

Diluted net income per Holding Unit, GAAP basis	$0.42	$0.46
Impact of AllianceBernstein non-GAAP adjustments	(0.01)	0.01
Adjusted diluted net income per Holding Unit	$0.41	$0.47

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

Capital Resources and Liquidity

During the three months ended March 31, 2011, net cash provided by operating activities was $43.8 million, compared to $62.8 million during the corresponding 2010 period. The decrease was primarily due to lower cash distributions received from AllianceBernstein of $19.5 million.

During the three months ended March 31, 2011, net cash used in investing activities was $0.5 million, compared to $5.3 million during the corresponding 2010 period, reflecting investments in AllianceBernstein with proceeds from the exercise of compensatory options to buy Holding Units in both periods.

During the three months ended March 31, 2011, net cash used in financing activities was $43.4 million, compared to $57.5 million during the corresponding 2010 period. The decrease was due to lower cash distributions paid to unitholders of $18.9 million, offset by lower proceeds from the exercise of compensatory options to buy Holding Units of $4.8 million.

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

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AllianceBernstein’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2010 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations and business prospects.

Index

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

•
Our determination that adjusted employee compensation expense should not exceed 50% of our adjusted net revenues:  Aggregate employee compensation reflects employee performance and competitive compensation levels.  Fluctuations in our revenues and/or changes in competitive compensation levels could result in adjusted employee compensation expense being higher than 50% of our adjusted net revenues.

•
The degree to which the $89.6 million real estate charge we recorded during the third quarter of 2010 will reduce occupancy costs on existing real estate in 2011 and subsequent years:  The charge we recorded during the third quarter of 2010 and our estimates of reduced occupancy costs in future years are based on existing sub-leases, as well as our current assumptions of when we can sub-lease the remaining space and current market rental rates, which are factors largely beyond our control.  If our assumptions prove to be incorrect, we may be forced to take an additional charge and/or our estimated occupancy cost reductions may be less than we currently anticipate.

•
The pipeline of new institutional mandates not yet funded: Before they are funded, institutional mandates do not represent legally binding commitments to fund and, accordingly, the possibility exists that not all mandates will be funded in the amounts and at the times currently anticipated.

•
Our confidence that continuing to implement our long-term strategy will result in outflows continuing to decline and ultimately translate to positive net flows and better operating results: We cannot predict the timing or degree of global market growth, or our absolute or relative investment performance for our clients.  The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset flows.  Furthermore, improved flows depend on a number of factors, including our ability to deliver consistent, competitive investment performance, which cannot be assured, conditions of financial markets, changes and volatility in political, economic, capital market or industry conditions, consultant recommendations, and changes in our clients’ investment preferences, risk tolerances and liquidity needs.

Index

OTHER INFORMATION

With respect to the unaudited condensed interim financial information of Holding for the three months ended March 31, 2011, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated May 2, 2011 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Holding’s market risk for the quarter ended March 31, 2011.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Holding and AllianceBernstein each maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported in a timely manner, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Interim Chief Financial Officer, to permit timely decisions regarding our disclosure.

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 to the condensed financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In addition to the information set forth in this report, please consider carefully “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2010.  Such factors could materially affect our financial condition, results of operations and business prospects. See also our “Cautions Regarding Forward-Looking Statements” in Part I, Item 2.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no Holding Units sold by Holding in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any Holding Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Holding Units Purchased	(b) Average Price Paid Per Holding Unit, net of Commissions	(c) Total Number of Holding Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Holding Units that May Yet Be Purchased Under the Plans or Programs
1/1/11 - 1/31/11(1)	61,644	$21.22	—	—
2/1/11 - 2/28/11(2)(3)	1,133,647	22.54	—	—
3/1/11 - 3/31/11(4)(5)	1,037,740	22.49	—	—
Total	2,233,031	$22.48	—	—

(1)
During January 2011, AllianceBernstein purchased from employees 61,644 Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(2)
During February 2011, AllianceBernstein purchased from employees 1,259 Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(3)
Between February 14, 2011 and February 28, 2011, AllianceBernstein purchased 1,132,388 Holding Units on the open market to help fund anticipated obligations under its incentive compensation award program.

(4)
During March 2011, AllianceBernstein purchased from employees 49,773 Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(5)	Between March 1, 2011 and March 15, 2011, AllianceBernstein purchased 987,967 Holding Units on the open market to help fund anticipated obligations under its incentive compensation award program.

Index

The following table provides information relating to any AllianceBernstein Units bought by us or one of our affiliates in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of AllianceBernstein Units Purchased	(b) Average Price Paid Per AllianceBernstein Unit, net of Commissions	(c) Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs
1/1/11 - 1/31/11	—	$—	—	—
2/1/11 - 2/28/11	—	—	—	—
3/1/11 - 3/31/11(1)	188,725	22.64	—	—
Total	188,725	$22.64	—	—

(1)	During March 2011, AllianceBernstein purchased 188,725 AllianceBernstein Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

15.1	Letter from PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding unaudited interim financial information.

31.1	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Farrell furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Index

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2011	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer and
Interim Chief Financial Officer