Form 10-Q
period 2011-06-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2011-07-29
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of June 30, 2011 was 105,173,342.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	June 30, 2011	December 31, 2010
	(unaudited)

ASSETS

Investment in AllianceBernstein	$1,779,944	$1,786,291
Due from AllianceBernstein	1,586	1,277
Other assets	203	—
Total assets	$1,781,733	$1,787,568

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to AllianceBernstein	$—	$—
Other liabilities	152	458
Total liabilities	152	458

Commitments and contingencies (See Note 7)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,639	1,648
Limited partners: 105,073,342 and 104,986,799 limited partnership units issued and outstanding	1,991,767	1,997,642
Holding Units held by AllianceBernstein to fund deferred compensation plans	(207,667)	(200,284)
Accumulated other comprehensive income (loss)	(4,158)	(11,896)
Total partners’ capital	1,781,581	1,787,110
Total liabilities and partners’ capital	$1,781,733	$1,787,568

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Equity in net income attributable to AllianceBernstein Unitholders	$42,745	$38,925	$93,803	$93,135

Income taxes	7,233	7,153	14,611	14,117

Net income	$35,512	$31,772	$79,192	$79,018

Net income per unit:
Basic	$0.34	$0.31	$0.76	$0.78
Diluted	$0.34	$0.31	$0.76	$0.78

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$79,192	$79,018
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AllianceBernstein Unitholders	(93,803)	(93,135)
Cash distributions received from AllianceBernstein	101,981	125,169
Changes in assets and liabilities:
(Increase) in due from AllianceBernstein	(309)	—
(Increase) decrease in other assets	(203)	10
(Decrease) in payable to AllianceBernstein	—	(1,324)
(Decrease) in other liabilities	(306)	(645)
Net cash provided by operating activities	86,552	109,093

Cash flows from investing activities:
Investments in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(1,476)	(8,101)
Net cash used in investing activities	(1,476)	(8,101)

Cash flows from financing activities:
Cash distributions to unitholders	(86,552)	(109,093)
Proceeds from exercise of compensatory options to buy Holding Units	1,476	8,101
Net cash used in financing activities	(85,076)	(100,992)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

Non-cash investing activities:
Changes in accumulated other comprehensive income (loss)	$7,738	$(11,020)
Issuance of Holding Units to fund deferred compensation plan awards	—	10,700

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
June 30, 2011
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

•
Asset allocation services, by which AllianceBernstein offers strategies specifically-tailored for its clients (e.g., customized target-date fund retirement services for defined contribution plan sponsors and Dynamic Asset Allocation, a service which is designed to mitigate the effects of extreme market volatility on a portfolio in order to deliver more consistent returns).

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

In 2008, AllianceBernstein created AllianceBernstein Defined Contribution Investments (“ABDC”), an initiative focused on expanding its capabilities in the defined contribution market. ABDC seeks to provide the most effective defined contribution investment solutions in the industry, as measured by product features, reliability, cost and flexibility, to meet specialized client needs by integrating research and investment design, product strategy, strategic partnerships (e.g., record-keeper partnerships and operations collaboration), and client implementation and service. In November 2010, AllianceBernstein introduced Secure Retirement Strategies (“SRS”), a multi-manager target-date solution. SRS provides guaranteed lifetime retirement income backed by multiple insurers to participants of large defined contribution plans.

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

As of June 30, 2011, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of June 30, 2011, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	60.9%
Holding	37.5
Unaffiliated holders	1.6
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 62.4% economic interest in AllianceBernstein as of June 30, 2011.

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

Index

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

On July 29, 2011, the General Partner declared a distribution of $35.8 million, or $0.34 per unit, representing Available Cash Flow for the three months ended June 30, 2011. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each Holding Unit. The distribution is payable on August 18, 2011 to holders of record at the close of business on August 8, 2011.

Compensatory Unit Awards and Option Plans

AllianceBernstein maintains compensation plans under which grants of restricted Holding Units and options to buy Holding Units have been granted to employees of AllianceBernstein and eligible members of the Board of Directors (“Eligible Directors”) of the General Partner.

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

AllianceBernstein engages in open-market purchases of Holding Units to help fund anticipated obligations under its incentive compensation award program and purchases Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During the second quarter and first six months of 2011, AllianceBernstein purchased approximately 2.5 million and 4.7 million Holding Units for $51.0 million and $100.8 million, respectively. These amounts reflect open-market purchases of 2.5 million and 4.6 million Holding Units for $51.3 million and $99.0 million, respectively, with the remainder relating to employee tax withholding purchases, offset by Holding Units purchased by employees as part of a dividend reinvestment election. AllianceBernstein intends to continue to engage in open-market purchases of Holding Units, from time to time, to help fund anticipated obligations under its incentive compensation award program.

AllianceBernstein granted approximately 1.6 million and 1.7 million restricted Holding Unit awards to employees during the second quarter and first six months of 2011, respectively, for retention and recruitment purposes. To fund these awards, AllianceBernstein allocated previously repurchased Holding Units that had been held in the consolidated rabbi trust. There were approximately 4.0 million unallocated Holding Units remaining in the consolidated rabbi trust as of June 30, 2011.

New Holding Units are issued upon exercise of options.  Proceeds received by Holding upon exercise of options are used to acquire newly-issued AllianceBernstein Units, increasing Holding’s percentage ownership interest in AllianceBernstein.

AllianceBernstein recognizes compensation expense related to equity compensation grants in its financial statements using the fair value method. Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized ratably over the vesting period. Fair value of restricted Holding Unit awards is the closing price of a Holding Unit on the grant date; fair value of options is determined using the Black-Scholes option valuation model.

Index

On July 26, 2010, the Amended and Restated 1997 Long Term Incentive Plan expired. Effective as of  July 1, 2010, we established the 2010 Long Term Incentive Plan (“2010 Plan”), which was adopted by Holding Unitholders at a special meeting held on June 30, 2010. Since the 2010 Plan was adopted, the following forms of awards have been available for grant to employees and Eligible Directors: (i) restricted Holding Units or phantom restricted Holding Units (a “phantom” award is a contractual right to receive Holding Units at a later date or upon a specified event); (ii) options to buy Holding Units; and (iii) other Holding Unit-based awards (including, without limitation, Holding Unit appreciation rights and performance awards).

The 2010 Plan will expire on June 30, 2020, and no awards under the 2010 Plan will be made after that date. Under the 2010 Plan, the number of newly-issued Holding Units with respect to which awards may be granted is 30 million. The 2010 Plan also permits AllianceBernstein to award an additional 30 million Holding Units if the Holding Units are acquired on the open market or through private purchases.  As of June 30, 2011, we have granted 13.6 million Holding Unit awards, net of forfeitures, under the 2010 Plan. As of June 30, 2011, 27.0 million newly-issued Holding Units and 19.4 million repurchased Holding Units were available for grant.

3.	Net Income Per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income – diluted”) and dividing by the diluted weighted average number of units outstanding for each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per unit amounts)

Net income – basic	$35,512	$31,772	$79,192	$79,018
Additional allocation of equity in net income attributable to AllianceBernstein resulting from assumed dilutive effect of compensatory options	141	484	379	1,109
Net income – diluted	$35,653	$32,256	$79,571	$80,127

Weighted average units outstanding – basic	103,969	101,442	104,339	101,409
Dilutive effect of compensatory options	556	2,026	682	1,933
Weighted average units outstanding – diluted	104,525	103,468	105,021	103,342

Basic net income per unit	$0.34	$0.31	$0.76	$0.78
Diluted net income per unit	$0.34	$0.31	$0.76	$0.78

For the three months and six months ended June 30, 2011, we excluded 4,408,829 out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period), from the diluted net income per unit computation due to their anti-dilutive effect. For the three months and six months ended June 30, 2010, we excluded 5,048,345 out-of-the-money options from the diluted net income per unit computation due to their anti-dilutive effect.

Index

4.	Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein during the six-month period ended June 30, 2011 were as follows (in thousands):

Investment in AllianceBernstein as of December 31, 2010	$1,786,291
Equity in net income attributable to AllianceBernstein Unitholders	93,803
Changes in accumulated other comprehensive income (loss)	7,738
Additional investments with proceeds from exercises of compensatory options to buy Holding Units, net	1,476
Cash distributions received from AllianceBernstein	(101,981)
Issuance of Holding Units to AllianceBernstein to fund deferred compensation plan awards	—
Change in Holding Units held by AllianceBernstein for deferred compensation plans	(7,383)
Investment in AllianceBernstein as of June 30, 2011	$1,779,944

5.	Units Outstanding

Changes in Holding Units outstanding during the six-month period ended June 30, 2011 were as follows:

Outstanding as of December 31, 2010	105,086,799
Options exercised	86,543
Units issued	—
Units forfeited	—
Outstanding as of June 30, 2011	105,173,342

Units issued pertain to Holding Units newly issued under the 2010 Plan and could include: (i) restricted Holding Unit awards to Eligible Directors, (ii) restricted Holding Unit awards to eligible employees, (iii) restricted Holding Unit awards for recruitment, and (iv) restricted Holding Unit issuances in connection with certain employee separation agreements.

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

Holding's income tax is computed by multiplying its ownership interest in AllianceBernstein by 3.5% of certain qualifying AllianceBernstein revenues (primarily investment advisory fees and SCB LLC equity commissions). During the three-month period ended June 30, 2011, AllianceBernstein’s qualifying revenues decreased and net income increased as compared to the corresponding 2010 period, while Holding’s ownership interest in AllianceBernstein increased.  This resulted in Holding’s equity earnings increasing 9.8% and income taxes increasing 1.1%.  As a result, Holding’s effective tax rate decreased from 18.4% in the second quarter of 2010 to 16.9% in the second quarter of 2011.  During the six-month period ended June 30, 2011, AllianceBernstein’s qualifying revenues and net income were down slightly as compared to the corresponding 2010 period, while Holding’s interest in AllianceBernstein increased.  As a result, Holding’s effective tax rate rose slightly to 15.6% in the six-month period ended June 30, 2011, as compared to 15.2% in the corresponding 2010 period.

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

Index

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

The derivative claim, which was brought by Holding unitholders against the officers and directors of AllianceBernstein and in which plaintiffs sought an unspecified amount of damages, has been resolved pursuant to a stipulation of settlement with plaintiffs and the recovery of insurance proceeds totaling $23 million from relevant carriers.  The stipulation of settlement has been submitted to the court for final approval and, if approved by the court, will result in the settlement proceeds, after payment of plaintiffs’ legal fees, being disbursed to AllianceBernstein.

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

8.	Comprehensive Income

Comprehensive income consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Net income	$35,512	$31,772	$79,192	$79,018
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	54	(458)	186	(416)
Foreign currency translation adjustment	2,493	(3,771)	7,539	(10,590)
Changes in employee benefit related items	36	(6)	13	(14)
	2,583	(4,235)	7,738	(11,020)
Comprehensive income	$38,095	$27,537	$86,930	$67,998

9.	Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements.  This standard will not change the items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings per unit computation (which will continue to be based on net income).  ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011.

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein Holding L.P.

We have reviewed the accompanying condensed statement of financial condition of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) as of June 30, 2011, and the related condensed statements of income for the three-month and six-month periods ended June 30, 2011 and 2010, and the condensed statements of cash flows for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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
July 29, 2011

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(in millions, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$114.1	$106.1	7.6%	$250.6	$254.4	(1.5)%
Weighted average equity ownership interest	37.4%	36.7%		37.4%	36.6%
Equity in net income attributable to AllianceBernstein Unitholders	$42.7	$38.9	9.8	$93.8	$93.1	0.7
Net income of Holding	$35.5	$31.8	11.8	$79.2	$79.0	0.2
Diluted net income per Holding Unit	$0.34	$0.31	9.7	$0.76	$0.78	(2.6)
Distribution per Holding Unit	$0.34	$0.31	9.7	$0.76	$0.77	(1.3)

Net income for the three months and six months ended June 30, 2011 increased $3.7 million and $0.2 million, respectively, to $35.5 million and $79.2 million from net income of $31.8 million and $79.0 million, for the corresponding prior-year periods. The increase for the three months ended June 30, 2011 reflects higher net income attributable to AllianceBernstein Unitholders and a higher ownership interest in AllianceBernstein, resulting from the acquisition of additional AllianceBernstein Units in connection with the issuance of Holding Units to AllianceBernstein to fund deferred compensation plan awards. The increase for the six months ended June 30, 2011 reflects higher ownership interest in AllianceBernstein resulting from the acquisition of additional AllianceBernstein Units in connection with the issuance of Holding Units to AllianceBernstein to fund deferred compensation plan awards, partially offset by lower net income attributable to AllianceBernstein Unitholders. See AllianceBernstein’s MD&A contained in Exhibit 99.1.

Holding’s income taxes represent a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business.  Holding's partnership gross income is derived from its interest in AllianceBernstein.  Holding's income tax is computed by multiplying its ownership interest in AllianceBernstein by 3.5% of certain qualifying AllianceBernstein revenues (primarily investment advisory fees and SCB LLC equity commissions). During the three-month period ended June 30, 2011, AllianceBernstein’s qualifying revenues decreased and net income increased as compared to the corresponding 2010 period, while Holding’s ownership interest in AllianceBernstein increased.  This resulted in Holding’s equity earnings increasing 9.8% and income taxes increasing 1.1%.  As a result, Holding’s effective tax rate decreased from 18.4% in the second quarter of 2010 to 16.9% in the second quarter of 2011.  During the six-month period ended June 30, 2011, AllianceBernstein’s qualifying revenues and net income were down slightly as compared to the corresponding 2010 period, while Holding’s interest in AllianceBernstein increased.  As a result, Holding’s effective tax rate rose slightly to 15.6% in the six-month period ended June 30, 2011, as compared to 15.2% in the corresponding 2010 period.

Index

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Net income – diluted, GAAP basis	$35,653	$32,256	$79,571	$80,127
Impact on net income of AllianceBernstein non-GAAP adjustments	1,162	6,290	440	6,657
Adjusted net income – diluted	$36,815	$38,546	$80,011	$86,784

Diluted net income per Holding Unit, GAAP basis	$0.34	$0.31	$0.76	$0.78
Impact of AllianceBernstein non-GAAP adjustments	0.01	0.06	—	0.06
Adjusted diluted net income per Holding Unit	$0.35	$0.37	$0.76	$0.84

The impact on Holding’s net income of AllianceBernstein’s non-GAAP adjustments reflects Holding’s share (based on its ownership percentage of AllianceBernstein over the applicable period) of AllianceBernstein’s non-GAAP adjustments to its net income. These non-GAAP measures are provided in addition to, and not as substitutes for, net revenues, operating income and operating margin, and they may not be comparable to non-GAAP measures presented by other companies. Management uses both the GAAP and non-GAAP measures in evaluating our financial performance. The non-GAAP measures alone may pose limitations because they do not include all of AllianceBernstein’s revenues and expenses.

Capital Resources and Liquidity

During the six months ended June 30, 2011, net cash provided by operating activities was $86.6 million, compared to $109.1 million during the corresponding 2010 period. The decrease was primarily due to lower cash distributions received from AllianceBernstein of $23.2 million.

During the six months ended June 30, 2011, net cash used in investing activities was $1.5 million, compared to $8.1 million during the corresponding 2010 period, reflecting investments in AllianceBernstein with proceeds from the exercise of compensatory options to buy Holding Units in both periods.

During the six months ended June 30, 2011, net cash used in financing activities was $85.1 million, compared to $101.0 million during the corresponding 2010 period. The decrease was due to lower cash distributions paid to unitholders of $22.5 million, offset by lower proceeds from the exercise of compensatory options to buy Holding Units of $6.6 million.

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

•
The possibility that prolonged weakness in the value of client assets under management may result in impairment of goodwill: To the extent that securities valuations are depressed for prolonged periods of time or we experience significant net redemptions, client assets under management and our revenues, profitability and unit price may be adversely affected. As a result, subsequent impairment tests may be based upon different assumptions and future cash flow projections, which may result in an impairment of goodwill.

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

Index

•
Our belief that our long-term strategy is the right one and will ultimately drive stronger performance, flows and operating results: Changes and volatility in political, economic, capital market or industry conditions can result in changes in demand for our products and services or impact the value of our assets under management, all of which may significantly hinder our ability to execute on our strategy. The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset flows.  Furthermore, improved flows depend on a number of factors, including our ability to deliver consistent, competitive investment performance, which cannot be assured, conditions of financial markets, consultant recommendations, and changes in our clients’ investment preferences, risk tolerances and liquidity needs.

OTHER INFORMATION

With respect to the unaudited condensed interim financial information of Holding for the three months and six months ended June 30, 2011, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated July 29, 2011 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Holding’s market risk for the quarter ended June 30, 2011.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no Holding Units sold by Holding in the period covered by this report that were not registered under the Securities Act.

The following table provides information relating to any Holding Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Holding Units Purchased	(b) Average Price Paid Per Holding Unit, net of Commissions	(c) Total Number of Holding Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Holding Units that May Yet Be Purchased Under the Plans or Programs
4/1/11 - 4/30/11(1)	1,109	$21.82	—	—
5/1/11 – 5/31/11(2)	1,442,805	21.41	—	—
6/1/11 - 6/30/11(3) (4)	1,041,005	19.62	—	—
Total	2,484,919	$20.66	—	—

(1)
During April 2011, AllianceBernstein purchased from employees 1,109 Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(2)	Between May 4, 2011 and May 31, 2011, AllianceBernstein purchased 1,442,805 Holding Units on the open market to help fund anticipated obligations under its incentive compensation award program.
(3)
During June 2011, AllianceBernstein purchased from employees 52 Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(4)	Between June 1, 2011 and June 15, 2011, AllianceBernstein purchased 1,040,953 Holding Units on the open market to help fund anticipated obligations under its incentive compensation award program.

Index

The following table provides information relating to any AllianceBernstein Units bought by us or one of our affiliates in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of AllianceBernstein Units Purchased	(b) Average Price Paid Per AllianceBernstein Unit, net of Commissions	(c) Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs
4/1/11 - 4/30/11	—	$—	—	—
5/1/11 - 5/31/11	—	—	—	—
6/1/11 - 6/30/11(1)	1,200	20.05	—	—
Total	1,200	$20.05	—	—

(1)	During June 2011, AllianceBernstein purchased 1,200 AllianceBernstein Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

15.1	Letter from PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding unaudited interim financial information.

31.1	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Farrell furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2011	AllianceBernstein Holding l.p.

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer and
Interim Chief Financial Officer