Form 10-Q
period 2011-09-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2011-10-26
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of September 30, 2011 was 105,173,342.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	September 30, 2011	December 31, 2010
	(unaudited)

ASSETS

Investment in AllianceBernstein	$1,762,457	$1,786,291
Due from AllianceBernstein	3,656	1,277
Other assets	129	—
Total assets	$1,766,242	$1,787,568

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Payable to AllianceBernstein	$—	$—
Other liabilities	261	458
Total liabilities	261	458

Commitments and contingencies (See Note 7)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,631	1,648
Limited partners: 105,073,342 and 104,986,799 limited partnership units issued and outstanding	1,984,615	1,997,642
Holding Units held by AllianceBernstein to fund deferred compensation plans	(211,208)	(200,284)
Accumulated other comprehensive income (loss)	(9,057)	(11,896)
Total partners’ capital	1,765,981	1,787,110
Total liabilities and partners’ capital	$1,766,242	$1,787,568

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Equity in net income attributable to AllianceBernstein Unitholders	$34,074	$18,914	$127,877	$112,049

Income taxes	7,071	6,699	21,682	20,816

Net income	$27,003	$12,215	$106,195	$91,233

Net income per unit:
Basic	$0.26	$0.12	$1.02	$0.90
Diluted	$0.26	$0.12	$1.02	$0.90

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$106,195	$91,233
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AllianceBernstein Unitholders	(127,877)	(112,049)
Cash distributions received from AllianceBernstein	145,102	164,011
Changes in assets and liabilities:
(Increase) in due from AllianceBernstein	(2,379)	(1,547)
(Increase) decrease in other assets	(129)	10
(Decrease) in payable to AllianceBernstein	—	(1,484)
(Decrease) in other liabilities	(197)	(626)
Net cash provided by operating activities	120,715	139,548

Cash flows from investing activities:
Investments in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(1,476)	(8,102)
Net cash used in investing activities	(1,476)	(8,102)

Cash flows from financing activities:
Cash distributions to unitholders	(120,715)	(139,548)
Proceeds from exercise of compensatory options to buy Holding Units	1,476	8,102
Net cash used in financing activities	(119,239)	(131,446)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

Non-cash investing activities:
Changes in accumulated other comprehensive income (loss)	$2,839	$1,218
Issuance of Holding Units to fund deferred compensation plan awards	—	10,700

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
September 30, 2011
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

AllianceBernstein provides a broad range of investment services with expertise in:

•	Value equities, generally targeting stocks that are out of favor and considered undervalued;

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Fixed income securities, including taxable and tax-exempt securities;

•	Blend strategies, combining style-pure investment components with systematic rebalancing;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds, currency management strategies and private capital (e.g., direct real estate investing); and

•	Asset allocation services, including dynamic asset allocation, customized target date, target risk and other strategies tailored to help clients meet their investment goals.

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

During 2009, AllianceBernstein was selected by the U.S. Treasury Department as one of the firms to manage its portfolio of assets issued by banks and other institutions taking part in the Capital Purchase Program of the Troubled Assets Relief Program. In addition, AllianceBernstein was selected by the U.S. Treasury Department as one of nine pre-qualified fund managers under the Public-Private Investment Program and, during the fourth quarter of 2009, AllianceBernstein was one of five firms that closed an initial Public-Private Investment Fund (“PPIF”) of at least $500 million. In April 2010, AllianceBernstein’s PPIF closed with over $1.1 billion raised.

As of September 30, 2011, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of September 30, 2011, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	60.9%
Holding	37.5
Unaffiliated holders	1.6
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 63.1% economic interest in AllianceBernstein as of September 30, 2011.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The December 31, 2010 condensed statement of financial condition was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

On October 26, 2011, the General Partner declared a distribution of $27.3 million, or $0.26 per unit, representing Available Cash Flow for the three months ended September 30, 2011. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each Holding Unit. The distribution is payable on November 23, 2011 to holders of record at the close of business on November 7, 2011.

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

AllianceBernstein engages in open-market purchases of Holding Units to help fund anticipated obligations under its incentive compensation award program and purchases Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During the third quarter and first nine months of 2011, AllianceBernstein purchased approximately 3.0 million and 7.7 million Holding Units for $44.8 million and $145.6 million, respectively. These amounts reflect open-market purchases of 3.0 million and 7.6 million Holding Units for $45.2 million and $144.2 million, respectively, with the remainder relating to employee tax withholding purchases, offset by Holding Units purchased by employees as part of a dividend reinvestment election. AllianceBernstein intends to continue to engage in open-market purchases of Holding Units to help fund anticipated obligations under its incentive compensation award program.

During the third quarter of 2011, AllianceBernstein adopted a plan to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. The broker selected by AllianceBernstein has the authority under the terms and limitations specified in the plan to repurchase Holding Units on AllianceBernstein’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan expires at the close of business on October 26, 2011.

AllianceBernstein intends to use its 10b5-1 plan to make Holding Unit repurchases in the market during both its open trading window and blackout periods to help fund anticipated obligations under its incentive compensation award program.

Index

AllianceBernstein granted approximately 0.1 million and 1.7 million restricted Holding Unit awards to employees during the third quarter and first nine months of 2011, respectively, for retention and recruitment purposes. To fund these awards, AllianceBernstein allocated previously repurchased Holding Units that had been held in the consolidated rabbi trust. There were approximately 7.4 million unallocated Holding Units remaining in the consolidated rabbi trust as of September 30, 2011.

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

The 2010 Plan will expire on June 30, 2020, and no awards under the 2010 Plan will be made after that date. Under the 2010 Plan, the number of newly-issued Holding Units with respect to which awards may be granted is 30 million. The 2010 Plan also permits AllianceBernstein to award an additional 30 million Holding Units if the Holding Units are acquired on the open market or through private purchases. As of September 30, 2011, we have granted 13.5 million Holding Unit awards, net of forfeitures, under the 2010 Plan. As of September 30, 2011, 27.0 million newly-issued Holding Units and 19.5 million repurchased Holding Units were available for grant.

3.	Net Income Per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income – diluted”) and dividing by the diluted weighted average number of units outstanding for each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per unit amounts)

Net income – basic	$27,003	$12,215	$106,195	$91,233
Additional allocation of equity in net income attributable to AllianceBernstein resulting from assumed dilutive effect of compensatory options	—	169	240	1,228
Net income – diluted	$27,003	$12,384	$106,435	$92,461

Weighted average units outstanding – basic	103,156	100,893	103,915	101,236
Dilutive effect of compensatory options	—	1,444	316	1,776
Weighted average units outstanding – diluted	103,156	102,337	104,231	103,012

Basic net income per unit	$0.26	$0.12	$1.02	$0.90
Diluted net income per unit	$0.26	$0.12	$1.02	$0.90

For the three months and nine months ended September 30, 2011, we excluded 9,590,691 and 4,307,713, respectively, out-of-the-money options (i.e., options with an exercise price greater than the weighted average closing price of a unit for the relevant period), from the diluted net income per unit computation due to their anti-dilutive effect. For the three months and nine months ended September 30, 2010, we excluded 5,279,772 and 4,918,021, respectively, out-of-the-money options from the diluted net income per unit computation due to their anti-dilutive effect.

Index

4.	Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein during the nine-month period ended September 30, 2011 were as follows (in thousands):

Investment in AllianceBernstein as of December 31, 2010	$1,786,291
Equity in net income attributable to AllianceBernstein Unitholders	127,877
Changes in accumulated other comprehensive income (loss)	2,839
Additional investments with proceeds from exercises of compensatory options to buy Holding Units, net	1,476
Cash distributions received from AllianceBernstein	(145,102)
Issuance of Holding Units to AllianceBernstein to fund deferred compensation plan awards	—
Change in Holding Units held by AllianceBernstein for deferred compensation plans	(10,924)
Investment in AllianceBernstein as of September 30, 2011	$1,762,457

5.	Units Outstanding

Changes in Holding Units outstanding during the nine-month period ended September 30, 2011 were as follows:

Outstanding as of December 31, 2010	105,086,799
Options exercised	86,543
Units issued	—
Units forfeited	—
Outstanding as of September 30, 2011	105,173,342

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

Holding's income tax is computed by multiplying its ownership interest in AllianceBernstein by 3.5% of certain qualifying AllianceBernstein revenues (primarily investment advisory fees and SCB LLC equity commissions). During the three-month period ended September 30, 2011, AllianceBernstein’s qualifying revenues decreased and net income increased as compared to the corresponding 2010 period primarily due to the $89.6 million real estate charge in the third quarter of 2010, while Holding’s ownership interest in AllianceBernstein increased. This resulted in Holding’s equity earnings increasing 80.2% and income taxes increasing 5.6%. As a result, Holding’s effective tax rate decreased from 35.4% in the third quarter of 2010 to 20.8% in the third quarter of 2011. During the nine-month period ended September 30, 2011, AllianceBernstein’s qualifying revenues decreased and net income increased as compared to the corresponding 2010 period, while Holding’s ownership interest in AllianceBernstein increased. This resulted in Holding’s equity earnings increasing 14.1% and income taxes increasing 4.2%. As a result, Holding’s effective tax rate decreased from 18.6% in the nine-month period of 2010 to 17.0% in the nine-month period of 2011.

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

The derivative claim, which was brought by Holding unitholders against the officers and directors of AllianceBernstein and in which plaintiffs sought an unspecified amount of damages, has been resolved pursuant to a stipulation of settlement with plaintiffs and the recovery of insurance proceeds totaling $23 million from relevant carriers. On August 10, 2011, the stipulation of settlement was approved by the court and, based on the court’s approval, the net settlement proceeds of approximately $17.2 million, after payment of plaintiffs’ legal fees of approximately $5.8 million, were disbursed to AllianceBernstein. As a result, we collected a $6.5 million receivable and recorded the remaining settlement proceeds as income in the consolidated statement of income.

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

8.	Comprehensive Income

Comprehensive income consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Net income	$27,003	$12,215	$106,195	$91,233
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	(211)	469	(25)	53
Foreign currency translation adjustment	(4,672)	11,751	2,867	1,161
Changes in employee benefit related items	(16)	18	(3)	4
	(4,899)	12,238	2,839	1,218
Comprehensive income	$22,104	$24,453	$109,034	$92,451

Index

9.	Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. This standard will not change the items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings per unit computation (which will continue to be based on net income). ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is not expected to have a material impact on our financial statements.

Index

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein Holding L.P.

We have reviewed the accompanying condensed statement of financial condition of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) as of September 30, 2011, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010, and the condensed statements of cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial condition as of December 31, 2010, and the related statements of income, of changes in partners’ capital and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 10, 2011, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of financial condition as of December 31, 2010, is fairly stated in all material respects in relation to the statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
October 26, 2011

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(in millions, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$91.0	$51.5	76.6%	$341.6	$305.9	11.7%
Weighted average equity ownership interest	37.5%	36.7%		37.4%	36.6%
Equity in net income attributable to AllianceBernstein Unitholders	$34.1	$18.9	80.2	$127.9	$112.0	14.1
Net income of Holding	$27.0	$12.2	121.1	$106.2	$91.2	16.4
Diluted net income per Holding Unit	$0.26	$0.12	116.7	$1.02	$0.90	13.3
Distribution per Holding Unit	$0.26	$0.12	116.7	$1.02	$0.89	14.6

Net income for the three months and nine months ended September 30, 2011 increased $14.8 million and $15.0 million, respectively, to $27.0 million and $106.2 million from net income of $12.2 million and $91.2 million, for the corresponding prior-year periods. The increases for both periods reflect higher net income attributable to AllianceBernstein Unitholders and a higher ownership interest in AllianceBernstein, resulting from the acquisition of additional AllianceBernstein Units in connection with the issuance of Holding Units to AllianceBernstein to fund deferred compensation plan awards. See AllianceBernstein’s MD&A contained in Exhibit 99.1.

Holding’s income taxes represent a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business. Holding's partnership gross income is derived from its interest in AllianceBernstein. Holding's income tax is computed by multiplying its ownership interest in AllianceBernstein by 3.5% of certain qualifying AllianceBernstein revenues (primarily investment advisory fees and SCB LLC equity commissions). During the three-month period ended September 30, 2011, AllianceBernstein’s qualifying revenues decreased and net income increased as compared to the corresponding 2010 period primarily due to the $89.6 million real estate charge in the third quarter of 2010, while Holding’s ownership interest in AllianceBernstein increased. This resulted in Holding’s equity earnings increasing 80.2% and income taxes increasing 5.6%. As a result, Holding’s effective tax rate decreased from 35.4% in the third quarter of 2010 to 20.8% in the third quarter of 2011. During the nine-month period ended September 30, 2011, AllianceBernstein’s qualifying revenues decreased and net income increased as compared to the corresponding 2010 period, while Holding’s interest in AllianceBernstein increased. This resulted in Holding’s equity earnings increasing 14.1% and income taxes increasing 4.2%. As a result, Holding’s effective tax rate decreased from 18.6% in the nine-month period of 2010 to 17.0% in the nine-month period of 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Net income – diluted, GAAP basis	$27,003	$12,384	$106,435	$92,461
Impact on net income of AllianceBernstein non-GAAP adjustments	3,773	24,190	4,212	30,793
Adjusted net income – diluted	$30,776	$36,574	$110,647	$123,254

Diluted net income per Holding Unit, GAAP basis	$0.26	$0.12	$1.02	$0.90
Impact of AllianceBernstein non-GAAP adjustments	0.04	0.24	0.04	0.30
Adjusted diluted net income per Holding Unit	$0.30	$0.36	$1.06	$1.20

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

Capital Resources and Liquidity

During the nine months ended September 30, 2011, net cash provided by operating activities was $120.7 million, compared to $139.5 million during the corresponding 2010 period. The decrease was primarily due to lower cash distributions received from AllianceBernstein of $18.9 million.

During the nine months ended September 30, 2011, net cash used in investing activities was $1.5 million, compared to $8.1 million during the corresponding 2010 period, reflecting investments in AllianceBernstein with proceeds from the exercise of compensatory options to buy Holding Units in both periods.

During the nine months ended September 30, 2011, net cash used in financing activities was $119.2 million, compared to $131.4 million during the corresponding 2010 period. The decrease was due to lower cash distributions paid to unitholders of $18.8 million, offset by lower proceeds from the exercise of compensatory options to buy Holding Units of $6.6 million.

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

•
The possible impairment of goodwill in the future: As a result of increased uncertainty and current market dynamics, making a judgment on the goodwill asset is increasingly difficult and requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions stagnate or worsen as a result of global debt fears and the threat of another financial crisis, or if we continue to experience significant net redemptions, our assets under management, revenues, profitability and unit price may continue to be adversely affected. Although the price of a Holding Unit is just one factor in the calculation of fair value, if current Holding Unit price levels continue or decline further, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. As a result, subsequent impairment tests may be more frequent and be based upon more negative assumptions and future cash flow projections, which may result in an impairment of goodwill.

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

•
Our intention to continue to engage in open market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program: The number of Holding Units needed in future periods to make incentive compensation awards is dependent upon various factors, some of which are beyond our control, including the fluctuation in the price of a Holding Unit (NYSE: AB).

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

•
Our confidence that, while our challenges are likely to continue for the remainder of 2011, our diversified business model, our strong client relationships and our financial viability will endure, and that we will emerge a stronger, well-positioned firm as a result: Changes and volatility in political, economic, capital market or industry conditions can result in changes in demand for our products and services or impact the value of our assets under management, all of which may adversely affect our results of operations. The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset flows. Furthermore, improved flows depend on a number of factors, including our ability to deliver consistent, competitive investment performance, which cannot be assured, conditions of financial markets, consultant recommendations, and changes in our clients’ investment preferences, risk tolerances and liquidity needs.

Index

OTHER INFORMATION

With respect to the unaudited condensed interim financial information of Holding for the three months and nine months ended September 30, 2011, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 26, 2011 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Holding’s market risk for the quarter ended September 30, 2011.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the third quarter of 2011, AllianceBernstein adopted a plan to repurchase Holding Units pursuant to Rule 10b5-1 under the Exchange Act. A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. The broker selected by AllianceBernstein has the authority under the terms and limitations specified in the plan to repurchase Holding Units on AllianceBernstein’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan.

The following table provides information relating to any Holding Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Holding Units Purchased	(b) Average Price Paid Per Holding Unit, net of Commissions	(c) Total Number of Holding Units Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Holding Units that May Yet Be Purchased Under the Plans or Programs (1)
7/1/11 - 7/31/11(2)	44,113	$17.08	—	—
8/1/11 - 8/31/11(3)	1,734,398	15.19	1,131,196	—
9/1/11 - 9/30/11(4) (5)	1,257,043	15.59	1,213,185	—
Total	3,035,554	$15.39	2,344,381	—

(1)
AllianceBernstein announced that it had adopted a Rule 10b5-1 plan on August 9, 2011.  The daily purchase limitation under the plan is 18%-22% of the composite trading volume of Holding Units on the trade date, subject to the daily volume limitation under Rule 10b-18 (i.e., 25% of the composite average daily trading volume of Holding Units over the four calendar weeks preceding the trade date).  The plan does not specify an aggregate limitation.  The plan expires at the close of business on October 26, 2011.

(2)
During July 2011, AllianceBernstein purchased from employees 44,113 Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(3)	During August 2011, AllianceBernstein purchased 1,734,398 Holding Units on the open market to help fund anticipated obligations under its incentive compensation award program.
(4)
During September 2011, AllianceBernstein purchased from employees 43,858 Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(5)	During September 2011, AllianceBernstein purchased 1,213,185 Holding Units on the open market to help fund anticipated obligations under its incentive compensation award program.

Index

The following table provides information relating to any AllianceBernstein Units bought by us or one of our affiliates in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of AllianceBernstein Units Purchased	(b) Average Price Paid Per AllianceBernstein Unit, net of Commissions	(c) Total Number of AllianceBernstein Units Purchased asPart of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs
7/1/11 - 7/31/11	—	$—	—	—
8/1/11 - 8/31/11	—	—	—	—
9/1/11 - 9/30/11(1)	16,200	16.57	—	—
Total	16,200	$16.57	—	—

(1)	During September 2011, AllianceBernstein purchased 16,200 AllianceBernstein Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

15.1	Letter from PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding unaudited interim financial information.

31.1	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Farrell furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2011	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer and
Interim Chief Financial Officer