Form 10-K
period 2011-12-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2012-02-10
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 001-09818
___________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the units representing assignments of beneficial ownership of limited partnership interests held by non-affiliates computed by reference to the price at which such units were last sold on the New York Stock Exchange as of June 30, 2011 was approximately $1.96 billion.

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of December 31, 2011 was 105,173,342. (This figure includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.)

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

“AllianceBernstein Investments” – AllianceBernstein Investments, Inc. (Delaware corporation), an indirect wholly-owned subsidiary of AllianceBernstein that services retail clients and distributes company-sponsored mutual funds.

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

“AXA Financial” – AXA Financial, Inc. (Delaware corporation), an indirect wholly-owned subsidiary of AXA.

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

“Exchange Act” – the Securities Exchange Act of 1934, as amended.

“ERISA” – the Employee Retirement Income Security Act of 1974, as amended.

“General Partner” – AllianceBernstein Corporation (Delaware corporation), the general partner of AllianceBernstein and Holding and an indirect wholly-owned subsidiary of AXA Equitable, and, where appropriate, ACMC, LLC, its predecessor.

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

“Investment Advisers Act” – the Investment Advisers Act of 1940, as amended.

“Investment Company Act” – the Investment Company Act of 1940, as amended.

“NYSE” – the New York Stock Exchange, Inc.

“Partnerships” – AllianceBernstein and Holding together.

“SCB” – SCB LLC, SCBL and Sanford C. Bernstein (Hong Kong) Limited, together.

“SCB LLC” – Sanford C. Bernstein & Co., LLC (Delaware limited liability company), an indirect wholly-owned subsidiary of AllianceBernstein that provides Bernstein Research Services in the United States.

“SCBL” – Sanford C. Bernstein Limited (U.K. company), an indirect wholly-owned subsidiary of AllianceBernstein that provides Bernstein Research Services primarily in Europe.

“SEC” – the United States Securities and Exchange Commission.

“Securities Act” – the Securities Act of 1933, as amended.

ii

PART I

Item 1.	Business

The words “we” and “our” in this Form 10-K refer collectively to Holding and AllianceBernstein and its subsidiaries, or to their officers and employees. Similarly, the words “company” and “firm” refer to both Holding and AllianceBernstein. Where the context requires distinguishing between Holding and AllianceBernstein, we identify which of them is being discussed. Cross-references are in italics.

We use “global” in this Form 10-K to refer to all nations, including the United States; we use “international” or “non-U.S.” to refer to nations other than the United States.

We use “emerging markets” in this Form 10-K to refer to countries considered to be developing countries by the international financial community and countries included in the Morgan Stanley Capital International (“MSCI”) emerging markets index. As of December 31, 2011, examples of such countries were Brazil, Chile, China, Columbia, Czech Republic, Egypt, Hungary, India, Indonesia, Israel, Malaysia, Mexico, Morocco, Peru, the Philippines, Poland, Russia, South Africa, South Korea, Taiwan, Thailand and Turkey.

We use the term “hedge funds” in this Form 10-K to refer to private investment funds we sponsor that utilize various alternative strategies such as leverage, short selling of securities, and the use of forward contracts, currency options and other derivatives.

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

•
To our retail clients, we offer retail mutual funds sponsored by AllianceBernstein and our subsidiaries, sub-advisory services to mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide (“Separately-Managed Account Programs”) and other investment vehicles (collectively, “Retail Services”);

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

Our services include:

•	Value equities, generally targeting stocks that are out of favor and considered undervalued;

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Fixed income securities, including taxable and tax-exempt securities;

•	Blend strategies, combining style-pure investment components with systematic rebalancing;

•	Passive management, including both index and enhanced index strategies;

•	Alternative investments, including hedge funds, currency management strategies and private capital (e.g., direct real estate investing); and

•	Asset allocation services, including dynamic asset allocation, customized target date funds, target risk funds and other strategies tailored to help clients meet their investment goals.

Sub-advisory client mandates span our investment strategies, including value, growth, fixed income and blend. We serve as sub-adviser for retail mutual funds, insurance products, retirement platforms and institutional investment products.

We provide our services using various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global and emerging markets), as well as local and regional disciplines in major markets around the world.

We market and distribute alternative investment products globally to high-net-worth clients and institutional investors. Alternative product AUM totaled $12.0 billion as of December 31, 2011, $10.5 billion of which was institutional AUM, $1.4 billion of which was private client AUM and $0.1 billion of which was retail AUM.

In 2008, we created a unit called AllianceBernstein Defined Contribution Investments (“ABDC”) focused on expanding our firm’s capabilities in the defined contribution (“DC”) market. ABDC seeks to provide the most effective DC investment solutions in the industry, as measured by product features, reliability, cost and flexibility, to meet specialized client needs by integrating research and investment design, product strategy, strategic partnerships (e.g., record-keeper partnerships and operations collaboration), and client implementation and service. In November 2010, we introduced Secure Retirement Strategies ("SRS"), a multi-manager target-date solution. SRS provides guaranteed lifetime retirement income backed by multiple insurers to participants of large DC plans. We anticipate our first SRS client funding during the second quarter of 2012.

As of December 31, 2011, our DC assets under management, which are distributed in all three of our buy-side distribution channels, totaled approximately $25 billion.

Global Reach

We serve clients in major global markets through operations in 46 cities in 23 countries. Our client base includes investors throughout the Americas, Europe, Asia, Africa and Australia. We utilize an integrated global investment platform that provides our clients with access to local (country-specific), international, and global research and investment strategies.

Assets under management by client domicile and investment service as of December 31, 2011, 2010 and 2009 were as follows:

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

We are eligible to earn performance-based fees on alternative investment services, including hedge fund services, as well as some long-only services provided to our institutional clients. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. In addition, some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. Our performance-based fees in 2011, 2010 and 2009 were $16.5 million, $20.5 million and $29.8 million, respectively. For additional information about performance-based fees, see “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

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

Employees

Our firm’s 3,764 full-time employees, who are located in 23 countries, include 289 research analysts, 155 portfolio managers, 44 traders and 17 professionals with other investment-related responsibilities. We have employed these professionals for an average period of approximately eight years, and their average investment experience is approximately 17 years. We consider our employee relations to be good.

Institutional Services

We serve our institutional clients primarily through AllianceBernstein Institutional Investments (“Institutional Investments”), a unit of AllianceBernstein, and through other units in our international subsidiaries (institutional relationships of less than $25 million are generally serviced by Bernstein GWM, our Private Client channel, discussed below). Institutional Services include actively managed equity accounts (including growth, value and blend accounts), fixed income accounts and balanced accounts (which combine equity and fixed income), as well as passive management of index and enhanced index accounts. These services are provided through separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles. As of December 31, 2011, institutional AUM was $224 billion, or 55% of our company-wide AUM, as compared to $273 billion, or 57%, as of December 31, 2010 and $291 billion, or 60%, as of December 31, 2009. For more information concerning institutional AUM, revenues and fees, see “Assets Under Management, Revenues and Fees” in this Item 1.

Our institutional client base includes unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and certain of our affiliates (AXA and its subsidiaries), as well as certain sub-advisory relationships with unaffiliated sponsors of various other investment products. We manage approximately 1,035 mandates for these clients, which are located in 41 countries.

Retail Services

We provide investment management and related services to a wide variety of individual retail investors, both in the U.S. and internationally, through retail mutual funds sponsored by our company and our subsidiaries; mutual fund sub-advisory relationships; Separately-Managed Account Programs; and other investment vehicles (“Retail Products and Services”). As of December 31, 2011, retail AUM was $113 billion, or 28% of our company-wide AUM, as compared to $127 billion, or 27%, as of December 31, 2010 and $121 billion, or 25%, as of December 31, 2009. For more information concerning retail AUM, revenues and fees, see “Assets Under Management, Revenues and Fees” in this Item 1.

Our Retail Products and Services are designed to provide disciplined, research-based investments that contribute to a well-diversified investment portfolio. We distribute these products and services through financial intermediaries, including broker-dealers, insurance sales representatives, banks, registered investment advisers and financial planners. These products and services include open-end and closed-end funds that are either (i) registered as investment companies under the Investment Company Act (“U.S. Funds”), or (ii) not registered under the Investment Company Act and generally not offered to United States persons (“Non-U.S. Funds” and collectively with the U.S. Funds, “AllianceBernstein Funds”). They provide a broad range of investment options, including local and global value equities, growth equities, blend strategies and fixed income securities. They also include Separately-Managed Account Programs, which are sponsored by financial intermediaries and generally charge an all-inclusive fee covering investment management, trade execution, asset allocation, and custodial and administrative services. We also provide distribution, shareholder servicing, and administrative services for our Retail Products and Services.

Our U.S. Funds, which include retail funds, our variable products series fund (a component of an insurance product) and the retail share classes of the Sanford C. Bernstein Funds (principally Private Client Services products), currently offer 120 different portfolios to U.S. investors. As of December 31, 2011, retail U.S. Funds AUM was approximately $41 billion, or 36% of total retail AUM, as compared to $46 billion, or 36%, as of December 31, 2010 and $45 billion, or 37%, as of December 31, 2009. Because of the way they are marketed and serviced, we report substantially all of the AUM in the Sanford C. Bernstein Funds (“SCB Funds”), which totaled $29 billion as of December 31, 2011, as private client AUM.

Our Non-U.S. Funds are distributed internationally by local financial intermediaries to non-U.S. investors in most major international markets by means of distribution agreements. As of December 31, 2011, these funds consisted of 77 different portfolios and AUM in these funds was $34 billion, $5 billion of which was invested in local-market funds that we distribute in Japan through financial intermediaries.

AllianceBernstein Investments serves as the principal underwriter and distributor of the U.S. Funds. AllianceBernstein Investments employs 126 sales representatives who devote their time to promoting the sale of U.S. Funds and certain other Retail Products and Services offered by financial intermediaries.

AllianceBernstein (Luxembourg) S.A. (“AllianceBernstein Luxembourg”), a Luxembourg management company and one of our wholly-owned subsidiaries, generally serves as the distributor for the Non-U.S. Funds.

We have an international sales force of 65 sales representatives who devote some or all of their time to promoting the sale of Non-U.S. Funds and other Retail Products and Services offered by financial intermediaries.

Our Retail Products and Services include open-end mutual funds designed to fund benefits under variable annuity contracts and variable life insurance policies offered by unaffiliated life insurance companies (“Sub-Advised Variable Products”), and we sub-advise variable product mutual funds sponsored by affiliates. As of December 31, 2011, we managed or sub-advised approximately $29 billion of Sub-Advised Variable Product AUM.

Private Client Services

Through Bernstein GWM, we provide Private Client Services to high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles. As of December 31, 2011, private client AUM was $69 billion, or 17% of our company-wide AUM, as compared to $78 billion, or 16%, as of December 31, 2010 and $75 billion, or 15%, as of December 31, 2009. For more information concerning private client AUM, revenues and fees, see “Assets Under Management, Revenues and Fees” in this Item 1.

Our Private Client Services are built on a sales effort that involves approximately 264 financial advisors based in 18 cities in the U.S. and in London, England. These advisors do not manage money, but work with private clients and their tax, legal and other advisors to assist them in determining a suitable mix of U.S. and non-U.S. equity securities and fixed income investments. The diversified portfolio created for each client is intended to maximize after-tax investment returns, in light of the client’s individual investment goals, income requirements, risk tolerance, tax situation and other relevant factors. In creating these portfolios, we utilize our research reports, investment planning services, the dynamic asset allocation service and Bernstein GWM, which has in-depth knowledge of trust, estate and tax planning strategies.

Bernstein Research Services

Bernstein Research Services consist of fundamental research, quantitative services and brokerage-related services in equities and listed options provided to institutional investors such as pension fund, hedge fund and mutual fund managers, and other institutional investors. Brokerage-related services are provided by SCB LLC in the United States and SCBL primarily in Europe, with research services also provided by Sanford C. Bernstein (Hong Kong) Limited (an indirect wholly-owned subsidiary of AllianceBernstein, “SCB Hong Kong”), in Asia. For more information concerning the revenues we derive from Bernstein Research Services, see “Assets Under Management, Revenues and Fees” in this Item 1.

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

Assets Under Management, Revenues and Fees

The following tables summarize our AUM and revenues by distribution channel:

End of Period Assets Under Management

	December 31,			% Change
	2011	2010	2009	2011-10	2010-09
	(in millions)

Institutions	$223,874	$272,928	$291,233	(18.0)%	(6.3)%
Retail	112,605	127,045	120,697	(11.4)	5.3
Private Client	69,418	78,046	74,753	(11.1)	4.4
Total	$405,897	$478,019	$486,683	(15.1)	(1.8)

Average Assets Under Management

	Years Ended December 31,			% Change
	2011	2010	2009	2011-10	2010-09
	(in millions)

Institutions	$252,597	$277,109	$272,569	(8.8)%	1.7%
Retail	124,012	122,756	105,137	1.0	16.8
Private Client	75,323	74,686	68,613	0.9	8.9
Total	$451,932	$474,551	$446,319	(4.8)	6.3

Revenues

	Years Ended December 31,			% Change
	2011	2010	2009	2011-10	2010-09
	(in thousands)

Institutional Services	$616,787	$764,847	$811,164	(19.4)%	(5.7)%
Retail Services	1,092,561	1,068,869	888,256	2.2	20.3
Private Client Services	652,097	651,218	589,665	0.1	10.4
Bernstein Research Services	437,414	430,521	434,605	1.6	(0.9)
Other(1)	(46,418)	36,650	187,600	(226.7)	(80.5)
Total Revenues	2,752,441	2,952,105	2,911,290	(6.8)	1.4
Less: Interest Expense	2,550	3,548	4,411	(28.1)	(19.6)
Net Revenues	$2,749,891	$2,948,557	$2,906,879	(6.7)	1.4
_____________
(1)
Other revenues primarily consist of investment gains (losses) and dividend and interest income. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

AXA and its subsidiaries, whose AUM consists primarily of fixed income investments, together constitute our largest client. Our affiliates represented approximately 23%, 22% and 20% of our company-wide AUM as of December 31, 2011, 2010 and 2009, respectively. We earned approximately 4%, 5% and 5% of our company-wide net revenues from our affiliates in 2011, 2010 and 2009, respectively. Affiliated AUM is included in our Institutions and Retail buy-side distribution channels.

Institutional Services

The following tables summarize our Institutional Services AUM and revenues:

Institutional Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2011	2010	2009	2011-10	2010-09
	(in millions)

Value Equity:
U.S.	$7,469	$13,955	$19,028	(46.5)%	(26.7)%
Global and International	37,316	74,668	88,758	(50.0)	(15.9)
	44,785	88,623	107,786	(49.5)	(17.8)

Growth Equity:
U.S.	5,541	10,921	18,124	(49.3)	(39.7)
Global and International	7,417	22,507	34,762	(67.0)	(35.3)
	12,958	33,428	52,886	(61.2)	(36.8)

Fixed Income:
U.S.	86,329	78,101	71,832	10.5	8.7
Global and International	44,983	44,766	41,083	0.5	9.0
	131,312	122,867	112,915	6.9	8.8

Other(1):
U.S.	11,278	9,980	9,677	13.0	3.1
Global and International	23,541	18,030	7,969	30.6	126.3
	34,819	28,010	17,646	24.3	58.7

Total:
U.S.	110,617	112,957	118,661	(2.1)	(4.8)
Global and International	113,257	159,971	172,572	(29.2)	(7.3)
Total	$223,874	$272,928	$291,233	(18.0)	(6.3)

Affiliated	$69,071	$74,672	$69,734	(7.5)	7.1
Non-affiliated	154,803	198,256	221,499	(21.9)	(10.5)
Total	$223,874	$272,928	$291,233	(18.0)	(6.3)
_____________
(1)	Includes index, structured, asset allocation services and certain other alternative investments.

Revenues from Institutional Services
(by Investment Service)

	Years Ended December 31,			% Change
	2011	2010	2009	2011-10	2010-09
	(in thousands)

Investment Advisory and Services Fees:
Value Equity:
U.S.	$33,615	$47,126	$57,596	(28.7)%	(18.2)%
Global and International	246,919	336,600	375,914	(26.6)	(10.5)
	280,534	383,726	433,510	(26.9)	(11.5)

Growth Equity:
U.S.	38,807	46,510	51,017	(16.6)	(8.8)
Global and International	62,023	119,300	150,612	(48.0)	(20.8)
	100,830	165,810	201,629	(39.2)	(17.8)

Fixed Income:
U.S.	115,051	103,855	89,598	10.8	15.9
Global and International	96,988	94,434	73,316	2.7	28.8
	212,039	198,289	162,914	6.9	21.7

Other(1):
U.S.	6,555	3,436	3,095	90.8	11.0
Global and International	16,233	12,866	9,343	26.2	37.7
	22,788	16,302	12,438	39.8	31.1

Total Investment Advisory and Services Fees:
U.S.	194,028	200,927	201,306	(3.4)	(0.2)
Global and International	422,163	563,200	609,185	(25.0)	(7.5)
	616,191	764,127	810,491	(19.4)	(5.7)
Shareholder Servicing Fees(2)	596	720	673	(17.2)	7.0
Total	$616,787	$764,847	$811,164	(19.4)	(5.7)

Affiliated	$82,965	$88,248	$85,598	(6.0)	3.1
Non-affiliated	533,822	676,599	725,566	(21.1)	(6.7)
Total	$616,787	$764,847	$811,164	(19.4)	(5.7)
_____________
(1)	Includes index, structured, asset allocation services and certain other alternative investments.

(2)	For a description of shareholder servicing fees, see “Retail Services” below.

As of December 31, 2011, 2010 and 2009, Institutional Services represented approximately 55%, 57% and 60%, respectively, of our company-wide AUM. The fees we earned from these services represented approximately 22%, 26% and 28% of our company-wide net revenues for 2011, 2010 and 2009, respectively.

AXA and its subsidiaries together constitute our largest institutional client. Their AUM accounted for approximately 31%, 27% and 24% of our total institutional AUM as of December 31, 2011, 2010 and 2009, respectively, and approximately 13%, 12% and 11% of our total institutional revenues for 2011, 2010 and 2009, respectively.

The institutional AUM we manage for our affiliates, along with our nine other largest institutional accounts, accounted for approximately 49% of our total institutional AUM as of December 31, 2011 and approximately 23% of our total institutional revenues for the year ended December 31, 2011. No single institutional client other than AXA and its subsidiaries accounted for more than approximately 1% of our company-wide net revenues for the year ended December 31, 2011.

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

We are eligible to earn performance-based fees on approximately 11% of institutional AUM, which are primarily invested in long-only equity and fixed income services. Performance-based fees provide for a relatively low asset-based fee plus an additional fee based on investment performance. For additional information about performance-based fees, see “General—Revenues” in this Item 1 and “Risk Factors” in Item 1A.

Retail Services

The following tables summarize our Retail Services AUM and revenues:

Retail Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2011	2010	2009	2011-10	2010-09
	(in millions)

Value Equity:
U.S.	$7,769	$10,772	$11,253	(27.9)%	(4.3)%
Global and International	10,351	20,107	26,232	(48.5)	(23.3)
	18,120	30,879	37,485	(41.3)	(17.6)

Growth Equity:
U.S.	8,568	9,789	9,552	(12.5)	2.5
Global and International	9,110	14,002	14,339	(34.9)	(2.4)
	17,678	23,791	23,891	(25.7)	(0.4)

Fixed Income:
U.S.	8,895	8,442	9,635	5.4	(12.4)
Global and International	42,843	40,754	30,263	5.1	34.7
	51,738	49,196	39,898	5.2	23.3

Other(1):
U.S.	18,013	18,466	16,416	(2.5)	12.5
Global and International	7,056	4,713	3,007	49.7	56.7
	25,069	23,179	19,423	8.2	19.3

Total:
U.S.	43,245	47,469	46,856	(8.9)	1.3
Global and International	69,360	79,576	73,841	(12.8)	7.8
Total	$112,605	$127,045	$120,697	(11.4)	5.3

Affiliated	$22,561	$29,841	$29,940	(24.4)	(0.3)
Non-affiliated	90,044	97,204	90,757	(7.4)	7.1
Total	$112,605	$127,045	$120,697	(11.4)	5.3
_____________
(1)	Includes index, structured, asset allocation services and certain other alternative investments.

Revenues from Retail Services
(by Investment Service)

	Years Ended December 31,			% Change
	2011	2010	2009	2011-10	2010-09
	(in thousands)

Investment Advisory and Services Fees:
Value Equity:
U.S.	$43,148	$45,862	$45,211	(5.9)%	1.4%
Global and International	82,868	112,252	121,514	(26.2)	(7.6)
	126,016	158,114	166,725	(20.3)	(5.2)

Growth Equity:
U.S.	50,572	45,752	46,672	10.5	(2.0)
Global and International	83,884	97,973	85,583	(14.4)	14.5
	134,456	143,725	132,255	(6.4)	8.7

Fixed Income:
U.S.	34,143	31,723	30,219	7.6	5.0
Global and International	332,791	282,845	175,595	17.7	61.1
	366,934	314,568	205,814	16.6	52.8

Other(1):
U.S.	15,447	11,672	8,972	32.3	30.1
Global and International	9,646	11,798	9,429	(18.2)	25.1
	25,093	23,470	18,401	6.9	27.5

Total Investment Advisory and Services Fees:
U.S.	143,310	135,009	131,074	6.1	3.0
Global and International	509,189	504,868	392,121	0.9	28.8
	652,499	639,877	523,195	2.0	22.3
Distribution Revenues(2)	348,456	336,204	275,372	3.6	22.1
Shareholder Servicing Fees(2)	91,606	92,788	89,689	(1.3)	3.5
Total	$1,092,561	$1,068,869	$888,256	2.2	20.3

Affiliated	$31,301	$46,756	$45,584	(33.1)	2.6
Non-affiliated	1,061,260	1,022,113	842,672	3.8	21.3
Total	$1,092,561	$1,068,869	$888,256	2.2	20.3
_____________
(1)	Includes index, structured, asset allocation services and certain other alternative investments.

(2)	For a description of distribution revenues and shareholder servicing fees, see below.

Investment advisory fees and distribution fees for our Retail Products and Services are generally charged as a percentage of average daily AUM. In the past, as certain of the U.S. Funds grew, we revised our fee schedules to provide lower incremental fees above certain asset levels. Fees paid by the U.S. Funds, EQ Advisors Trust (“EQAT”), AXA Enterprise Multimanager Funds Trust (“AXA Enterprise Trust”) and AXA Premier VIP Trust are reflected in the applicable investment management agreement, which generally must be approved annually by the boards of directors or trustees of those funds, including by a majority of the independent directors or trustees. Increases in these fees must be approved by fund shareholders; decreases need not be, including any decreases implemented by a fund’s directors or trustees. In general, each investment management agreement with the U.S. Funds, EQAT, AXA Enterprise Trust and AXA Premier VIP Trust provides for termination by either party at any time upon 60 days’ notice.

Fees paid by Non-U.S. Funds are reflected in investment management agreements that continue until they are terminated. Increases in these fees generally must be approved by the relevant regulatory authority, depending on the domicile and structure of the fund, and Non-U.S. Fund shareholders must be given advance notice of any fee increases.

Revenues from Retail Services represented approximately 40%, 36% and 31% of our company-wide net revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

The mutual funds we sub-advise for AXA and its subsidiaries together constitute our largest retail client. They accounted for approximately 20%, 23% and 25% of our total retail AUM as of December 31, 2011, 2010 and 2009, respectively, and approximately 3%, 4% and 5% of our total retail revenues for 2011, 2010 and 2009, respectively.

Our mutual fund distribution system (the “System”) includes a multi-class share structure that permits open-end AllianceBernstein Funds to offer investors various options for the purchase of mutual fund shares, including both front-end load shares and back-end load shares. For front-end load shares, AllianceBernstein Investments generally pays sales commissions to financial intermediaries distributing the funds from the front-end sales charge it receives from investors at the time of the sale. For back-end load shares, AllianceBernstein Investments pays sales commissions to financial intermediaries at the time of sale and also receives higher ongoing distribution services fees from the mutual funds. In addition, investors who redeem back-end load shares before the expiration of the minimum holding period (which ranges from one year to four years) pay a contingent deferred sales charge (“CDSC”) to AllianceBernstein Investments. We expect to recover sales commissions for back-end load shares over periods not exceeding five and one-half years through receipt of a CDSC and/or the higher ongoing distribution services fees we receive from holders of back-end load shares. Payments of sales commissions made to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $14.2 million, $20.0 million and $18.7 million, totaled approximately $21.5 million, $33.4 million and $31.6 million during 2011, 2010 and 2009, respectively. We have not offered back-end load shares to new investors in U.S. Funds since January 31, 2009. However, our Non-U.S. Funds continue to offer back-end load shares.

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

In addition to Rule 12b-1 Fees, AllianceBernstein Investments, at its own expense, currently provides additional payments under distribution services and educational support agreements to financial intermediaries that sell shares of our funds, a practice sometimes referred to as “revenue sharing”. Although the amount of payments made in any given year may vary, the total amount paid to a financial intermediary in connection with the sale of shares of U.S. Funds will generally not exceed the sum of (i) 0.25% of the current year’s fund sales by that firm, and (ii) 0.10% of average daily net assets attributable to that firm over the course of the year.

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

During 2011, the 10 financial intermediaries responsible for the largest volume of sales of open-end AllianceBernstein Funds were responsible for 52% of such sales. Certain subsidiaries of AXA, including AXA Advisors, LLC (“AXA Advisors”), a wholly-owned subsidiary of AXA Financial that utilizes members of AXA Equitable’s insurance sales force as its registered representatives, were responsible for approximately 1%, 2% and 2% of total sales of shares of open-end AllianceBernstein Funds in 2011, 2010 and 2009, respectively. None of these entities are under any obligation to sell a specific amount of AllianceBernstein Fund shares and each also sells shares of mutual funds sponsored by other affiliates and unaffiliated organizations.

During 2011, Hong Kong and Shanghai Banking Corporation, UBS AG and Bank of America Merrill Lynch (or their respective subsidiaries) were responsible for approximately 14%, 7% and 5%, respectively, of our open-end AllianceBernstein Fund sales. None of these companies are under any obligation to sell a specific amount of AllianceBernstein Fund shares and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations.

Based on industry sales data reported by the Investment Company Institute, our market share in the U.S. mutual fund industry was approximately 1% of total industry assets in the U.S. during 2011. The investment performance of the U.S. Funds is an important factor in the sale of their shares, but there are also other factors, including the level and quality of our shareholder services (see below) and the amounts and types of distribution assistance and administrative services payments we make to financial intermediaries, which we believe are competitive with others in the industry.

AllianceBernstein Investor Services, which operates in San Antonio, Texas, provides transfer agency and related services for each open-end U.S. Fund (except the SCB Funds) and provides shareholder servicing for each open-end U.S. Fund’s shareholder accounts (approximately three million accounts in total), for which it receives a monthly fee under servicing agreements with each open-end U.S. Fund based on the number and type of shareholder accounts serviced. Each servicing agreement must be approved annually by the relevant open-end U.S. Fund’s board of directors or trustees, including a majority of the independent directors or trustees, and may be terminated by either party without penalty upon 60 days’ notice.

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

Private Client Services

The following tables summarize Private Client Services AUM and revenues:

Private Client Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2011	2010	2009	2011-10	2010-09
	(in millions)

Value Equity:
U.S.	$9,912	$13,082	$14,137	(24.2)%	(7.5)%
Global and International	7,971	11,714	11,751	(32.0)	(0.3)
	17,883	24,796	25,888	(27.9)	(4.2)

Growth Equity:
U.S.	7,735	9,626	10,384	(19.6)	(7.3)
Global and International	5,859	7,492	6,941	(21.8)	7.9
	13,594	17,118	17,325	(20.6)	(1.2)

Fixed Income:
U.S.	32,147	32,485	30,862	(1.0)	5.3
Global and International	2,360	1,658	621	42.3	167.0
	34,507	34,143	31,483	1.1	8.4

Other(1):
U.S.	319	236	15	35.2	n/m
Global and International	3,115	1,753	42	77.7	n/m
	3,434	1,989	57	72.6	n/m

Total:
U.S.	50,113	55,429	55,398	(9.6)	0.1
Global and International	19,305	22,617	19,355	(14.6)	16.9
Total	$69,418	$78,046	$74,753	(11.1)	4.4
_______________
(1)           Includes index, structured, asset allocation services and certain other alternative investments.

Revenues from Private Client Services
(by Investment Service)

	Years Ended December 31,			% Change
	2011	2010	2009	2011-10	2010-09
	(in thousands)

Investment Advisory and Services Fees:
Value Equity:
U.S.	$134,149	$143,591	$143,390	(6.6)%	0.1%
Global and International	104,260	116,254	113,908	(10.3)	2.1
	238,409	259,845	257,298	(8.2)	1.0

Growth Equity:
U.S.	108,269	114,081	106,131	(5.1)	7.5
Global and International	78,927	79,651	68,693	(0.9)	16.0
	187,196	193,732	174,824	(3.4)	10.8

Fixed Income:
U.S.	182,928	177,310	152,205	3.2	16.5
Global and International	12,166	7,141	2,126	70.4	235.9
	195,094	184,451	154,331	5.8	19.5

Other(1):
U.S.	2,160	292	17	639.7	n/m
Global and International	24,870	9,368	176	165.5	n/m
	27,030	9,660	193	179.8	n/m

Total Investment Advisory and Services Fees:
U.S.	427,506	435,274	401,743	(1.8)	8.3
Global and International	220,223	212,414	184,903	3.7	14.9
	647,729	647,688	586,646	—	10.4
Distribution Revenues(2)	3,165	2,393	1,956	32.3	22.3
Shareholder Servicing Fees(2)	1,203	1,137	1,063	5.8	7.0
Total	$652,097	$651,218	$589,665	0.1	10.4
_____________
(1)	Includes index, structured, asset allocation services and certain other alternative investments.

(2)	For a description of distribution revenues and shareholder servicing fees, see “Retail Services” above.

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

Revenues from Private Client Services represented approximately 24%, 22% and 20% of our company-wide net revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

Bernstein Research Services

The following table summarizes Bernstein Research Services revenues:

Revenues from Bernstein Research Services

	Years Ended December 31,			% Change
	2011	2010	2009	2011-10	2010-09
	(in thousands)

Bernstein Research Services	$437,414	$430,521	$434,605	1.6%	(0.9)%

We earn revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate us principally by directing SCB to execute brokerage transactions on their behalf, for which we earn commissions. These services accounted for approximately 16%, 15% and 15% of our company-wide net revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Brokerage

AllianceBernstein generally has the discretion to select the broker-dealers that execute securities transactions for client accounts. When selecting brokers, we are required to obtain “best execution”. Although there is no single statutory definition, SEC releases and other legal guidelines make clear that the duty to obtain best execution requires us to seek “the most advantageous terms reasonably available under the circumstances for a customer’s account”. In addition to the commission rate charged, we take into account such factors as current market conditions, the broker’s financial viability, and the ability and willingness of the broker to commit capital by taking positions in order to execute transactions.

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

We regularly execute transactions for our private clients through SCB, our affiliated broker-dealers, because these clients have generally subscribed to an all-inclusive package of services that includes brokerage, custody and investment advice. We sometimes execute institutional client transactions through SCB LLC or SCBL. We do so only when our clients have consented to our use of affiliated broker-dealers or we are otherwise permitted to do so, and only when we can execute these transactions in accordance with applicable law (i.e., our obligation to obtain “best execution”).

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

AllianceBernstein, Holding, the General Partner, SCB LLC, AllianceBernstein Global Derivatives Corporation (an indirect wholly-owned subsidiary of AllianceBernstein, “Global Derivatives”) and Alliance Corporate Finance Group Incorporated (an indirect wholly-owned subsidiary of AllianceBernstein) are investment advisers registered under the Investment Advisers Act. SCB LLC and Global Derivatives are also registered with the Commodity Futures Trading Commission as commodity pool operators.

Each U.S. Fund is registered with the SEC under the Investment Company Act and the shares of most U.S. Funds are qualified for sale in all states in the United States and the District of Columbia, except for U.S. Funds offered only to residents of a particular state. AllianceBernstein Investor Services is registered with the SEC as a transfer and servicing agent.

SCB LLC and AllianceBernstein Investments are registered with the SEC as broker-dealers, and both are members of FINRA. SCB LLC is also a member of the NYSE and other principal U.S. exchanges. SCBL is a broker regulated by the Financial Services Authority of the United Kingdom (“FSA”) and is a member of the London Stock Exchange. SCB Hong Kong is regulated by the Hong Kong Securities and Futures Commission (“SFC”) and is an exchange participant of The Stock Exchange of Hong Kong Limited.

AllianceBernstein Trust Company, LLC (“ABTC”), a wholly-owned subsidiary of AllianceBernstein, is a non-depository trust company chartered under New Hampshire law as a limited liability company. ABTC is authorized to act as trustee, executor, transfer agent, assignee, receiver, custodian, investment adviser and in any other capacity authorized for a trust company under New Hampshire law. As a state-chartered trust company exercising fiduciary powers, ABTC must comply with New Hampshire laws applicable to trust company operations (such as New Hampshire Revised Statutes Annotated), certain federal laws (such as ERISA and sections of the Bank Secrecy Act), and New Hampshire banking laws. The primary fiduciary activities of ABTC consist of serving as trustee to a series of collective investment funds, the investors of which currently are defined benefit and defined contribution retirement plans.

Holding Units are listed on the NYSE and trade publicly under the ticker symbol “AB”. As an NYSE-listed company, Holding is subject to applicable regulations promulgated by the NYSE.

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

Some of our subsidiaries are subject to the oversight of regulatory authorities in Europe, including the FSA in the U.K., and in Asia, including the Financial Services Agency in Japan, the SFC in Hong Kong and the Monetary Authority of Singapore. While the requirements of these foreign regulators are often comparable to the requirements of the SEC and other U.S. regulators, they are sometimes more restrictive and may cause us to incur substantial expenditures of time and money in our efforts to comply. As of December 31, 2011, each of our subsidiaries subject to a minimum net capital requirement satisfied the applicable requirement.

Taxes

Holding, having elected under Section 7704(g) of the Internal Revenue Code of 1986, as amended (“Code”), to be subject to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business, is a “grandfathered” publicly-traded partnership for federal income tax purposes. Holding is also subject to the 4.0% New York City unincorporated business tax (“UBT”), net of credits for UBT paid by AllianceBernstein. In order to preserve Holding’s status as a “grandfathered” publicly-traded partnership for federal income tax purposes, management ensures that Holding does not directly or indirectly (through AllianceBernstein) enter into a substantial new line of business. A “new line of business” includes any business that is not closely related to AllianceBernstein’s historical business of providing research and diversified investment management and related services to its clients. A new line of business is “substantial” when a partnership derives more than 15% of its gross income from, or uses more than 15% of its total assets to support the new line of business.

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

As of December 31, 2011, the condensed ownership structure of AllianceBernstein was as follows (for a more complete description of our ownership structure, see “Principal Security Holders” in Item 12):

_____________
(1)	Direct and indirect ownership including unallocated Holding Units held in a consolidated rabbi trust for our long-term incentive compensation plans.

The ownership of Holding by AllianceBernstein directors, officers and employees increased to 35.1% as of December 31, 2011 from 28.5% as of December 31, 2010, with a corresponding decrease in public ownership. This shift reflects our purchase of approximately 13.5 million Holding Units during 2011. We purchased 11.1 million Holding Units on the open market and 2.4 million from employees primarily to allow them to fulfill statutory withholding tax requirements, in each case helping to fund anticipated obligations under our incentive compensation award program and for other corporate purposes. Any future restricted Holding Unit issuances as long-term incentive compensation will further increase employee ownership and decrease public ownership.

The General Partner, an indirect wholly-owned subsidiary of AXA, owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including these general partnership interests, AXA, through certain of its subsidiaries (see “Principal Security Holders” in Item 12), had an approximate 64.4% economic interest in AllianceBernstein as of December 31, 2011.

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

To grow our business, we must be able to compete effectively for AUM. Key competitive factors include:

•	our investment performance for clients;

•	our commitment to place the interests of our clients first;

•	the quality of our research;

•	our ability to attract, motivate and retain highly skilled, and often highly specialized, personnel;

•	the array of investment products we offer;

•	the fees we charge;

•	Morningstar/Lipper rankings for the AllianceBernstein Funds;

•	our operational effectiveness;

•	our ability to further develop and market our brand; and

•	our global presence.

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

Our ability to retain clients and increase our AUM depends, in part, on our absolute and relative investment performance. Our largest equity services continued to underperform during 2011. Poor investment performance, should it continue, will lead to the continued loss of clients and an ongoing decline in AUM and revenues, and could lead to a downgrade in our credit ratings and a reduced ability to access credit on reasonable terms.

Since the financial crisis of 2008, we have underperformed benchmarks in many of our services, particularly our large cap equities services. In 2011, extreme volatility in the global equity and corporate and high yield fixed income markets reduced investor confidence and made it difficult for most asset managers, including our firm, to produce returns that met client expectations. It is likely that our underperformance in many of our services during 2011 will place continued pressure on our flows during 2012, particularly in our Institutions channel.

Our ability to achieve investment returns for clients that meet or exceed investment returns for comparable asset classes and competing investment services is a key consideration when clients decide to keep their assets with us or invest additional assets, and when a prospective client is deciding whether to invest with us. Poor investment performance, both in absolute terms and/or relative to peers and stated benchmarks, has resulted, and is likely to continue to result, in clients withdrawing assets and in prospective clients choosing to invest with competitors. The resulting lower AUM levels have led, and are likely to continue to lead, to lower investment management fees, including minimal or no performance-based fees; lower investment management fees have resulted, and are likely to continue to result, in revenue declines.

Our access to credit on reasonable terms is partially dependent on our firm’s credit ratings. Both Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service (“Moody’s”) affirmed AllianceBernstein’s long-term senior debt rating during 2011, but each rating agency changed our firm’s outlook to “negative” from “stable” primarily due to continued outflows and weak investment performance. S&P, in its press release, cited factors that could result in a downgrade to our firm’s long-term rating, including continued net outflows during 2012, a spike in net outflows in a particular quarter and a decline in AUM due to substantial market depreciation, affecting our firm’s profitability and cash flow. Moody’s, in its press release, also cited factors that could result in a downgrade to our firm’s long-term rating, including the persistence of outflows, a decline in average AUM to below $375 billion and investment performance of key services that continues to fall materially below applicable benchmarks. A downgrade to our credit ratings is likely to increase our borrowing costs and limit our access to the capital markets.

Volatility in and disruption of the global capital and credit markets, and adverse changes in the global economy, are likely to significantly affect our AUM; any significant reduction in our AUM can have a material adverse effect on our results of operations and business prospects.

The mix, market value and level of our AUM are affected by the performance of financial markets (both domestic and international), global economic conditions, industry trends, interest rates, inflation rates, tax regulation changes and other factors that are difficult to predict. Investment advisory and services fees, the largest component of our revenues, are generally calculated as a percentage of the value of AUM and vary with the type of account managed. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is affected by market appreciation or depreciation, inflow of new client assets (including purchases of mutual fund shares) and outflow of client assets (including redemption of mutual fund shares). In addition, changing market conditions and investment trends, particularly with respect to retirement savings, may reduce interest in certain of our investment products and may result in a reduction in AUM.

In 2011, particularly during the third quarter, the capital and credit markets continued to experience volatility and disruption worldwide as the escalation of Europe’s sovereign debt crisis, the U.S. debt ceiling debate and resulting S&P downgrade of U.S. credit, and further weakening in the U.S. economy led to equity declines not seen since the financial crisis. Corporate and high yield fixed income markets experienced extreme volatility. These conditions, combined with net outflows across our three buy-side distribution channels, resulted in significant decreases in our AUM, revenues and net income. Future disruption of the capital and credit markets is likely to result in further net outflows, which may severely impact our results of operations and financial condition. If we are unable to obtain funds and/or financing, we may be forced to incur unanticipated costs or revise our strategic plans, which could have a material adverse effect on our financial condition, results of operations and business prospects.

The amount and mix of our AUM are subject to significant fluctuations, which may adversely affect our fee levels and results of operations.

Fluctuations in the amount and mix of our AUM may be attributable in part to conditions outside of our control that have had, and in the future may have, a negative effect on our revenues and income. We derive substantially all of our revenues and income from providing investment research and management and related services, so a decrease in the level of our AUM, whether resulting from negative investment performance, client outflows or other factors, would adversely affect our revenues and income.

A shift from active equity services towards fixed income services and passive services has resulted, and may continue to result, in a corresponding decline in our revenues and income because we generally earn higher fees from assets invested in our active equity services than in our fixed income services or passive services. A shift from global and international services to U.S. services is likely to have a similar effect. The global economic turmoil experienced during the third quarter of 2011 caused some investors to further shift their investment preferences from active equities to fixed income, passive and money market products (some of which we do not offer). This trend continued during the fourth quarter of 2011 and may continue or accelerate in the future. Conversely, increases in interest rates, particularly if rapid, or high interest rates, as well as uncertainty in the future direction of interest rates, may adversely affect our fixed income services because rising interest rates and interest rate uncertainty typically decrease the total return of many bond investments due to lower market valuations of existing bonds.

In addition, we may be required to reduce our fee levels, or restructure the fees we charge, because of, among other things, regulatory initiatives (whether industry-wide or specifically targeted), court decisions and competitive considerations. A reduction in fees would reduce our revenues. A reduction in revenues, without a commensurate reduction in expenses, will adversely affect our results of operations.

An impairment of goodwill may occur.

As a result of increased uncertainty and current market dynamics, determining whether an impairment of the goodwill asset exists is increasingly difficult and requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions stagnate or worsen, or if we continue to experience significant net redemptions, our AUM, revenues, profitability and unit price may continue to be adversely affected. Although the price of a Holding Unit is just one factor in the calculation of fair value, if current Holding Unit price levels continue or decline further, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. As a result, subsequent impairment tests are likely to occur more frequently and be based on more negative assumptions and future cash flow projections, which may result in an impairment of goodwill. An impairment may result in a material charge to our earnings. For additional information about our impairment testing, see Item 7.

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

Our ability to market our Retail Products and Services, sub-advisory services and certain other investment services is partly dependent on our access to securities firms, brokers, banks and other intermediaries. These intermediaries generally offer their clients investment products that compete with our products. In addition, certain institutional investors rely on consultants to advise them on choosing an investment adviser, and our large cap equity Institutional Services currently are not considered among the best choices by consultants. Also, our Private Client Services group relies on referrals from financial planners, registered investment advisers and other professionals. We cannot be certain that we will continue to have access to, or receive referrals from, these third parties. Loss of such access or referrals could have a material adverse effect on our results of operations and business prospects. For example, a number of investment consultants have advised their clients to move their assets away from us to other investment advisers, which has contributed to significant net outflows. This trend may continue.

We may be unable to continue to attract, motivate and retain key personnel, and the cost to retain key personnel could put pressure on our operating margin.

Our business depends on our ability to attract, motivate and retain highly skilled, and often highly specialized, technical, managerial and executive personnel; there is no assurance that we will be able to do so.

The market for qualified research analysts, portfolio managers, financial advisers, traders and other professionals is extremely competitive and is characterized by frequent movement of these investment professionals among different firms. In 2011, some of our senior professionals left the firm; additional departures may occur. Portfolio managers and financial advisers often maintain strong, personal relationships with their clients so their departure could cause us to lose client accounts, which could have a material adverse effect on our results of operations and business prospects.

If our revenues continue to decline during 2012, it will place significant added pressure on our ability to pay our employees at competitive levels. As a result, we will continue to be vigilant about scaling our cost structure (including headcount) to our revenue base.

Our operating margin may decline if we increase compensation to retain key personnel without a commensurate increase in revenues.

Performance-based fee arrangements with our clients cause greater fluctuations in our revenues.

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

We are eligible to earn performance-based fees on approximately 11% of the assets we manage for institutional clients and approximately 3% of the assets we manage for private clients (in total, approximately 7% of our company-wide AUM). If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. Our performance-based fees in 2011, 2010 and 2009 were $16.5 million, $20.5 million and $29.8 million, respectively.

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

Acquisitions also pose the risk that any business we acquire may lose customers or employees or could underperform relative to expectations. Additionally, the acquisition of investment personnel (such as the equity investment management team we acquired in May 2011) poses the risk that we may lose the AUM we expected to manage, which could adversely affect our results of operations. Furthermore, strategic transactions may require us to increase our leverage or, if we issue AllianceBernstein Units or Holding Units to fund an acquisition, dilute the holdings of our existing Unitholders.

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

We enter into various futures, forward and swap contracts to economically hedge certain of our seed money investments and may be exposed to market risk and credit-related losses in the event of non-performance by counterparties to these derivative instruments.

By using derivative financial instruments, our firm is exposed to market risk and counterparty risk. We enter into various futures, forward and swap contracts to economically hedge certain of our seed money investments. In addition, we have currency forwards that economically hedge certain cash accounts. We may be exposed to credit-related losses in the event of non-performance by counterparties to these derivative financial instruments. We also may be exposed to market risk from forward foreign currency exchange contracts as a result of fluctuations in currency exchange rates.

The individuals, counterparties or issuers on which we rely in the course of performing services for us or our clients may be unable or unwilling to honor their contractual obligations to us.

We rely on various third party counterparties and other vendors to fulfill their obligations to us, whether specified by contract, course of dealing or otherwise. Default rates, downgrades and disputes with counterparties as to the valuation of collateral increase significantly in times of market stress. Furthermore, disruptions in the financial markets and other economic challenges, like those presented by the global financial turmoil during the third quarter of 2011, may cause our counterparties and other vendors to experience significant cash flow problems or even render them insolvent, which may expose us to significant costs.

Maintaining adequate liquidity for our general business needs depends upon certain factors, including operating cash flows and our access to credit on reasonable terms.

Our financial condition is dependent on our cash flow from operations, which is subject to the performance of the capital markets, our ability to maintain and grow AUM and other factors beyond our control. Our ability to issue public or private debt on reasonable terms may be limited by adverse market conditions, our profitability, our creditworthiness as perceived by lenders and changes in government regulations, including tax rates and interest rates. Furthermore, our access to bank credit or the debt markets depends significantly on our credit ratings. A downgrade to our credit ratings is likely to increase our borrowing costs and limit our access to the capital markets. If we are unable to obtain funds and/or financing, we may be forced to incur unanticipated costs or revise our strategic plans, which could have a material adverse effect on our financial condition, results of operations and business prospects.

Unpredictable events, including natural disaster, dangerous weather conditions, technology failure, terrorist attack and political unrest, may adversely affect our ability to conduct business.

War, terrorist attack, political unrest in the Middle East, the Pacific Rim and elsewhere, power failure, climate change, natural disaster and rapid spread of serious disease could interrupt our operations by:

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

We are highly dependent on various software applications, technologies and other systems for our business to function properly and to safeguard confidential information; any significant limitation, failure or security breach of these systems could constrain our operations.

We utilize software and related technologies throughout our business, including both proprietary systems and those provided by outside vendors. We use our technology to, among other things, obtain securities pricing information, process client transactions, and provide reports and other customer services to the clients of the funds we manage. Although we take protective measures, including measures to effectively secure information through system security technology and established and tested business continuity plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war and third-party failures. We cannot predict with certainty all of the adverse effects that could result from our failure, or the failure of a third party, to efficiently address and resolve these delays and interruptions. These adverse effects could include the inability to perform critical business functions or failure to comply with financial reporting and other regulatory requirements, which could lead to loss of client confidence, harm to our reputation, exposure to disciplinary action and liability to our clients. Accordingly, potential system failures and the cost necessary to correct those failures could have a material adverse effect on our results of operations and business prospects.

In addition, we could be subject to losses if we fail to properly safeguard sensitive and confidential information. As part of our normal operations, we maintain and transmit confidential information about our clients as well as proprietary information relating to our business operations. Although we take protective measures, our systems could still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an authorized employee or vendor inadvertently or intentionally causing us to release confidential or proprietary information. Such disclosure could, among other things, allow competitors access to our proprietary business information and require significant time and expense to investigate and remediate the breach. Moreover, loss of confidential client information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenues.

Also, although we take precautions to password protect and encrypt our laptops and other mobile electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption. In addition, technology rapidly evolves and we cannot guarantee that our competitors may not implement more advanced technology platforms for their products and services, which may place us at a competitive disadvantage and adversely affect our results of operations and business prospects.

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

We may not accurately value the securities we hold on behalf of our clients or our company investments.

In accordance with applicable regulatory requirements, contractual obligations or client direction, we employ procedures for the pricing and valuation of securities and other positions held in client accounts or for company investments. We have established a Valuation Committee, composed of senior officers and employees, which oversees pricing controls and valuation processes. Where market quotations for a security are not readily available, the Valuation Committee determines a fair value for the security.

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

Certain of our alternative investment services invest in funds managed by external managers (“External Managers”) rather than investing directly in securities and other instruments. As a result, our abilities will be limited to (i) monitor such investments, (ii) regularly obtain complete, accurate and current information with respect to such investments and (iii) exercise control over such investments. Accordingly, we may not have sufficient information to confirm or review the accuracy of valuations provided to us by External Managers. In addition, we will be required to rely on External Managers’ compliance with any applicable investment guidelines and restrictions. Any failure of an External Manager to operate within such guidelines or to provide accurate information with respect to the investment, could subject our alternative investment products to losses and cause damage to our reputation.

Our results of operations and reputation could continue to suffer if we are unable to deliver consistent, competitive investment performance.

Our business is based on the trust and confidence of our clients, and we are dedicated to earning and maintaining this trust and confidence. Damage to our reputation can substantially reduce our AUM and impair our ability to maintain or grow our business.

Our continued underperformance over the last few years in our largest equity investment services damaged our reputation among many clients, prospects and consultants. We are focused on delivering consistent, competitive investment performance in 2012 and, in so doing, rebuilding our reputation. Failure in this endeavor, however, could have a material adverse effect on our reputation, results of operations and business prospects.

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

We have procedures and controls that are designed to identify and mitigate conflicts of interest, including those designed to prevent the improper sharing of information. However, appropriately managing conflicts of interest is complex and difficult, and our reputation could be damaged and the willingness of clients to enter into transactions in which such a conflict might arise may be affected if we fail, or appear to fail, to deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions.

Rates we charge for brokerage transactions have declined significantly over the last several years, and declines may continue. In addition, turmoil in global capital markets and economies may reduce market volumes. Combined, these two factors may adversely affect Bernstein Research Services revenue.

Electronic, or “low-touch”, trading approaches represent a significant percentage of buy-side trading activity and produce transaction fees for execution-only services that are a small fraction of traditional full service fee rates. As a result, blended pricing for the industry and SCB has declined over the last several years. In addition, fee rates charged by SCB and other brokers for traditional brokerage services have also historically experienced price pressure, and we expect these trends to continue. While increases in transaction volume and market share have in the past often offset decreases in rates, this may not continue. Recent economic and market turmoil has severely impacted much of SCB’s client base, which in the near-term may adversely affect transaction volume generally.

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

Our business is subject to pervasive, complex and frequently evolving global regulation, the compliance with which could involve substantial expenditures of time and money, and the violation of which may result in material adverse consequences.

Virtually all aspects of our business are subject to federal and state laws and regulations, rules of securities regulators and exchanges, and laws and regulations in the foreign jurisdictions in which our subsidiaries conduct business. If we violate these laws or regulations, we could be subject to civil liability, criminal liability or sanction, including revocation of our and our subsidiaries’ registrations as investment advisers or broker-dealers, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business. Any such liability or sanction could have a material adverse effect on our financial condition, results of operations, and business prospects. A regulatory proceeding, even if it does not result in a finding of wrongdoing or sanction, could require substantial expenditures of time and money.

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

In addition, there is uncertainty associated with the regulatory environments in which we operate, including uncertainty created by the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act fundamentally changed the U.S. financial regulatory landscape and may impose additional restrictions and limitations on our business as the various rules and regulations required for implementation continue to be adopted.

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

We compete on the basis of a number of factors, including our array of investment services, our investment performance for our clients, innovation, reputation and price. By having a global presence, we may face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to expand. Furthermore, our continued poor investment performance during 2011, and what may be diminished confidence in our services on the part of clients and consultants, may make it more difficult for us to compete effectively. For additional information regarding competitive factors, see “Competition” in Item 1.

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

AllianceBernstein Units are illiquid.

There is no public trading market for AllianceBernstein Units and AllianceBernstein does not anticipate that a public trading market will ever develop. The AllianceBernstein Partnership Agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer which may cause AllianceBernstein to be classified as a “publicly traded partnership” as defined in Section 7704 of the Code shall be deemed void and shall not be recognized by AllianceBernstein. In addition, AllianceBernstein Units are subject to significant restrictions on transfer; all transfers of AllianceBernstein Units are subject to the written consent of AXA Equitable and the General Partner pursuant to the AllianceBernstein Partnership Agreement. Generally, neither AXA Equitable nor the General Partner will permit any transfer that it believes would create a risk that AllianceBernstein would be treated as a corporation for tax purposes. AXA Equitable and the General Partner have implemented a transfer program that requires a seller to locate a purchaser, and imposes annual volume restrictions on transfers. You may request a copy of the transfer program from our corporate secretary (corporate_secretary@alliancebernstein.com). Also, we have filed the transfer program as Exhibit 10.08 to this Form 10-K.

Changes in the partnership structure of Holding and AllianceBernstein and/or changes in the tax law governing partnerships would have significant tax ramifications.

Holding, having elected under Section 7704(g) of the Code to be subject to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business, is a “grandfathered” publicly-traded partnership (“PTP”) for federal income tax purposes. Holding is also subject to the 4.0% UBT, net of credits for UBT paid by AllianceBernstein. In order to preserve Holding’s status as a “grandfathered” publicly-traded partnership for federal income tax purposes, management ensures that Holding does not directly or indirectly (through AllianceBernstein) enter into a substantial new line of business. A “new line of business” includes any business that is not closely related to AllianceBernstein’s historical business of providing research and diversified investment management and related services to its clients. A new line of business is “substantial” when a partnership derives more than 15% of its gross income from, or uses more than 15% of its total assets in, the new line of business.
AllianceBernstein is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, AllianceBernstein is subject to the 4.0% UBT. Domestic corporate subsidiaries of AllianceBernstein, which are subject to federal, state and local income taxes, are generally included in the filing of a consolidated federal income tax return with separate state and local income tax returns being filed. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdiction where they are located. As our business increasingly operates in countries other than the U.S., AllianceBernstein’s effective tax rate continues to increase because our international subsidiaries are subject to corporate level taxes in the jurisdictions where they are located.

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

In years prior to 2010, Congress proposed tax legislation that would have caused certain PTPs to be taxed as corporations, thus subjecting their income to a higher level of income tax. Holding is a PTP that derives its income from investment management services through its ownership interest in AllianceBernstein. The legislation, in the form proposed, would not have affected Holding’s tax status. However, we cannot predict whether, or in what form, tax legislation will be proposed in future years, and are unable to determine what effect any new legislation might have on us. If Holding were to lose its federal tax status as a grandfathered PTP, it would be subject to corporate income tax, which would reduce materially its net income and quarterly distributions to Holding Unitholders.

The proposed legislation discussed above would not have affected AllianceBernstein because it is a private partnership.

Item 1B.	Unresolved Staff Comments

Neither AllianceBernstein nor Holding has unresolved comments from the staff of the SEC to report.

Item 2.	Properties

Our principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease expiring in 2019 with options to extend to 2029. At this location, we currently lease approximately 1,033,984 square feet of space, within which we currently occupy 865,975 square feet of space and have sub-let (or are seeking to sub-let) 168,009 square feet of space. We also lease approximately 312,301 square feet of space at 135 West 50th Street, New York, New York under a lease expiring in 2019 with options to extend to 2029. Within our leased space at 135 West 50th Street, we currently occupy 59,367 square feet of space and have sub-let (or are seeking to sub-let) 252,934 square feet of space.

In addition, we lease approximately 263,083 square feet of space at One North Lexington, White Plains, New York under a lease expiring in 2021 with options to extend to 2031. At this location, we currently occupy 249,217 square feet of space and have sub-let 13,866 square feet of space.

AllianceBernstein Investments and AllianceBernstein Investor Services occupy approximately 92,067 square feet of space in San Antonio, Texas under a lease expiring in 2019 with options to extend to 2029.

We also lease space in 19 other cities in the United States.

Our subsidiaries lease space in 27 cities outside the United States, the most significant of which are in London, England under leases expiring between 2013 and 2022, and in Tokyo, Japan under a lease expiring in 2018. In London, we currently lease approximately 110,865 square feet of space, within which we currently occupy 99,205 square feet of space and have sub-let 11,660 square feet of space. In Tokyo, we currently lease approximately 56,941 square feet of space.

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

We are involved in various matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege significant damages. It is reasonably possible that we could incur some losses pertaining to these matters; however, we believe that any such losses would be immaterial. Furthermore, although any inquiry, proceeding or litigation has the element of uncertainty, management believes that the outcome of any one of these matters that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations or financial condition.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Holding Units and AllianceBernstein Units; Cash Distributions

Holding Units are listed on the NYSE and trade publicly under the ticker symbol “AB”.

There is no established public trading market for AllianceBernstein Units, which are subject to significant restrictions on transfer. In general, transfers of AllianceBernstein Units will be allowed only with the written consent of both AXA Equitable and the General Partner. Generally, neither AXA Equitable nor the General Partner will permit any transfer that it believes would create a risk that AllianceBernstein would be treated as a corporation for tax purposes. AXA Equitable and the General Partner have implemented a transfer program, a copy of which you may request from our corporate secretary (corporate_secretary@alliancebernstein.com). Also, we have filed the transfer program as Exhibit 10.08 to this Form 10-K.

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

The tables set forth below provide the distributions of Available Cash Flow made by AllianceBernstein and Holding during 2011 and 2010 and the high and low sale prices of Holding Units reflected on the NYSE composite transaction tape during 2011 and 2010:

	Quarters Ended 2011
	December 31	September 30	June 30	March 31	Total

Cash distributions per AllianceBernstein Unit(1)	$0.17	$0.32	$0.41	$0.48	$1.38
Cash distributions per Holding Unit(1)	$0.12	$0.26	$0.34	$0.42	$1.14
Holding Unit prices:
High	$15.05	$20.38	$22.75	$24.20
Low	$12.40	$13.25	$18.43	$20.48

	Quarters Ended 2010
	December 31	September 30	June 30	March 31	Total

Cash distributions per AllianceBernstein Unit(1)	$0.49	$0.18	$0.38	$0.53	$1.58
Cash distributions per Holding Unit(1)	$0.42	$0.12	$0.31	$0.46	$1.31
Holding Unit prices:
High	$27.59	$29.12	$35.00	$31.17
Low	$22.16	$23.50	$23.00	$24.69
_____________
(1)	Declared and paid during the following quarter.

On December 31, 2011, the closing price of a Holding Unit on the NYSE was $13.08 per Unit and there were 1,167 Holding Unitholders of record for approximately 70,000 beneficial owners. On December 31, 2011, there were 462 AllianceBernstein Unitholders of record, and we do not believe there are substantial additional beneficial owners.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not engage in any unregistered sales of our securities during the last three years.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2011, we adopted a plan to repurchase Holding Units pursuant to Rule 10b5-1 under the Exchange Act. A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. The broker we selected has the authority under the terms and limitations specified in the plan to repurchase Holding Units on AllianceBernstein’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan.

The following table provides information relating to any Holding Units bought by us or one of our affiliates in the fourth quarter of the fiscal year covered by this report:

Issuer Purchases of Equity Securities

	(a) Total Number of Holding Units Purchased	(b) Average Price Paid Per Holding Unit, net of Commissions	(c) Total Number of Holding Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Holding Units that May Yet Be Purchased Under the Plans or Programs(1)

Period
10/1/11-10/31/11(2)(3)	1,173,827	$13.94	1,170,030	—
11/1/11-11/30/11(4)(5)	497,378	13.03	497,181	—
12/1/11-12/31/11(5)(6)	4,070,853	13.23	1,890,242	—
Total	5,742,058	$13.36	3,557,453	—
_____________
(1)
We entered into a Rule 10b5-1 plan on November 21, 2011. The daily purchase limitation under the plan is 18%-22% of the composite trading volume of Holding Units on the trade date, subject to the daily volume limitation under Rule 10b-18 (i.e., 25% of the composite average daily trading volume of Holding Units over the four calendar weeks preceding the trade date). The plan does not specify an aggregate limitation. The plan expires at the close of business on February 10, 2012.

(2)
During October 2011, we purchased from employees 3,797 Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(3)
Between October 1, 2011 and October 26, 2011, we purchased 1,170,030 Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

(4)
During November 2011, we purchased from employees 197 Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(5)
Between November 21, 2011 and December 31, 2011, we purchased 2,387,423 Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

(6)
During December 2011, we purchased from employees 2,180,611 Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

The following table provides information relating to any AllianceBernstein Units bought by us or one of our affiliates in the fourth quarter of the fiscal year covered by this report:

Issuer Purchases of Equity Securities

	(a) Total Number of AllianceBernstein Units Purchased	(b) Average Price Paid Per AllianceBernstein Unit, net of Commissions	(c) Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs

Period
10/1/11-10/31/11	—	$—	—	—
11/1/11-11/30/11	—	—	—	—
12/1/11-12/31/11(1)	148,062	13.21	—	—
Total	148,062	$13.21	—	—
_____________
(1)	On December 15, 2011, we purchased 148,062 AllianceBernstein Units in private transactions.

Item 6.	Selected Financial Data

AllianceBernstein Holding L.P.

Selected Financial Data

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per unit amounts)
INCOME STATEMENT DATA:
Equity in net (loss) income attributable to AllianceBernstein Unitholders	$(65,581)	$162,217	$192,513	$278,636	$415,256
Income taxes	27,687	28,059	25,324	33,910	39,104
Net (loss) income	$(93,268)	$134,158	$167,189	$244,726	$376,152
Basic net (loss) income per unit	$(0.90)	$1.33	$1.80	$2.79	$4.35
Diluted net (loss) income per unit	$(0.90)	$1.32	$1.80	$2.79	$4.32
CASH DISTRIBUTIONS PER UNIT(1)(2)	$1.14	$1.31	$1.77	$2.68	$4.33
BALANCE SHEET DATA AT PERIOD END:
Total assets	$1,626,531	$1,787,568	$1,800,075	$1,566,810	$1,583,762
Partners’ capital	$1,626,173	$1,787,110	$1,797,892	$1,561,523	$1,575,988
_____________
(1)	Holding is required to distribute all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders.
(2)
The 2011 distribution excludes the impact of AllianceBernstein’s $587.1 million one-time, non-cash deferred compensation charge. See Note 2 to Holding’s financial statements in Item 8 for a discussion of this charge.

AllianceBernstein L.P.

Selected Consolidated Financial Data

	Years Ended December 31,
	2011	2010(1)	2009(1)	2008(1)	2007(1)
	(in thousands, except per unit amounts and unless otherwise indicated)
INCOME STATEMENT DATA:
Revenues:
Investment advisory and services fees	$1,916,419	$2,051,692	$1,920,332	$2,839,526	$3,386,188
Bernstein research services	437,414	430,521	434,605	471,716	423,553
Distribution revenues	351,621	338,597	277,328	378,425	473,435
Dividend and interest income	21,499	22,902	26,730	91,752	284,014
Investment gains (losses)	(82,081)	(1,410)	144,447	(349,172)	29,690
Other revenues	107,569	109,803	107,848	118,436	122,869
Total revenues	2,752,441	2,952,105	2,911,290	3,550,683	4,719,749
Less: interest expense	2,550	3,548	4,411	36,524	194,432
Net revenues	2,749,891	2,948,557	2,906,879	3,514,159	4,525,317

Expenses:
Employee compensation and benefits:
Employee compensation and benefits	1,248,497	1,322,221	1,297,753	1,454,391	1,833,213
Deferred compensation charge	587,131	—	—	—	—
Promotion and servicing:
Distribution-related payments	302,684	286,676	234,203	307,890	378,547
Amortization of deferred sales commissions	37,675	47,397	54,922	79,111	95,481
Other	217,598	192,096	176,703	200,375	215,997
General and administrative:
General and administrative	533,578	516,185	520,372	513,098	568,145
Real estate charges	7,235	101,698	8,276	—	—
Interest on borrowings	2,545	2,078	2,696	13,077	23,970
Amortization of intangible assets	21,417	21,344	21,126	20,716	20,716
Total expenses	2,958,360	2,489,695	2,316,051	2,588,658	3,136,069
Operating (loss) income	(208,469)	458,862	590,828	925,501	1,389,248
Non-operating income	—	6,760	33,657	18,728	15,756
(Loss) income before income taxes	(208,469)	465,622	624,485	944,229	1,405,004
Income taxes	3,098	38,523	45,977	95,803	127,845
Net (loss) income	(211,567)	427,099	578,508	848,426	1,277,159
Net (loss) income of consolidated entities attributable to non-controlling interests	(36,799)	(15,320)	22,381	9,186	16,715
Net (loss) income attributable to AllianceBernstein Unitholders	$(174,768)	$442,419	$556,127	$839,240	$1,260,444
Basic net (loss) income per AllianceBernstein Unit	$(0.62)	$1.59	$2.07	$3.18	$4.80
Diluted net (loss) income per AllianceBernstein Unit	$(0.62)	$1.58	$2.07	$3.18	$4.77
Operating margin(2)	n/m	16.1%	19.6%	26.1%	30.3%
CASH DISTRIBUTIONS PER ALLIANCEBERNSTEIN UNIT(3)(4)	$1.38	$1.58	$2.06	$3.07	$4.77
BALANCE SHEET DATA AT PERIOD END:
Total assets	$7,705,938	$7,579,387	$7,214,940	$8,503,459	$9,368,754
Debt	$444,903	$224,991	$248,987	$284,779	$533,872
Total Capital	$4,021,557	$4,493,151	$4,701,955	$4,486,826	$4,688,878
ASSETS UNDER MANAGEMENT AT PERIOD END (in millions)	$405,897	$478,019	$486,683	$448,808	$790,478
_____________
(1)
Certain prior-year amounts have been reclassified to conform to our 2011 presentation. See Note 2 to AllianceBernstein’s consolidated financial statements in Item 8 for a discussion of reclassifications.

(2)	Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

(3)	AllianceBernstein is required to distribute all of its Available Cash Flow, as defined in the AllianceBernstein Partnership Agreement, to its unitholders and the General Partner.

(4)
The 2011 distribution excludes the $587.1 million one-time, non-cash deferred compensation charge. See Note 2 to AllianceBernstein’s consolidated financial statements in Item 8 for a discussion of this charge.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Percentage change figures are calculated using assets under management rounded to the nearest million and financial statement amounts rounded to the nearest thousand.

Executive Overview

The fourth quarter of 2011 proved to be a difficult finish to a challenging year for our firm. The year was characterized by global market volatility, which caused risk aversion on the part of equity investors. While markets partially recovered from prior lows during the fourth quarter of 2011, ongoing investment underperformance in our largest equity services led to further client redemptions, a reduction in our assets under management (“AUM”) for the year, and a decline in revenues that outpaced a decrease in expenses (excluding the one-time, non-cash deferred compensation charge).

Our total AUM as of December 31, 2011 was $405.9 billion, down $72.1 billion, or 15.1%, during 2011. The decrease in AUM was driven by net outflows of $62.5 billion and market depreciation of $11.0 billion, partly offset by various acquisitions totaling $1.4 billion. Net outflows occurred in our Value and Growth Equity services primarily in our Institutions channel, while our Fixed Income and Other services experienced net inflows.

Institutional AUM decreased $49.0 billion, or 18.0%, to $223.9 billion during 2011, due to net outflows of $44.8 billion and market depreciation of $5.4 billion, partly offset by various acquisitions and transfers of $1.2 billion. Our pipeline of won but unfunded mandates decreased to $4.3 billion from $6.4 billion during 2011.

Retail AUM decreased $14.4 billion, or 11.4%, to $112.6 billion, during 2011 due to net outflows of $10.9 billion and market depreciation of $3.7 billion, partly offset by various acquisitions of $0.2 billion. Gross sales in Retail decreased 6.6% year over year. While the decrease occurred in Growth Equity, Value Equity and Fixed Income services, gross sales in Other services more than doubled.

Private Client AUM decreased $8.7 billion, or 11.1%, to $69.4 billion, during 2011 due to net outflows of $6.8 billion and market depreciation of $1.9 billion. Net outflows increased from $1.9 billion in 2010 to $6.8 billion in 2011 as redemptions and terminations increased by $3.5 billion year over year, or nearly 60%, to $9.5 billion.

Bernstein Research Services revenues during 2011 were $437.4 million, up $6.9 million, or 1.6%, as compared to 2010. The increase was driven by higher trading commissions in Europe and Asia, partially offset by lower trading commissions in the U.S. During the fourth quarter of 2011, however, trading activity declined sharply, which adversely affected our sell-side revenues.

Our full year 2011 net revenues decreased $198.7 million, or 6.7%, compared to 2010, primarily due to a $135.3 million, or 6.6%, decrease in investment advisory and services fees and a $80.7 million increase in investment losses. Offsetting these items was an increase in distribution revenues of $13.0 million, or 3.8%. Full year 2011 operating expenses increased $468.7 million, or 18.8%, compared to 2010 primarily due to a one-time, non-cash deferred compensation charge of $587.1 million and higher promotion and servicing expenses of $31.8 million. Offsetting these items were decreases in real estate charges of $94.5 million and lower employee compensation and benefits of $73.7 million (excluding the deferred compensation charge). Accordingly, 2011 diluted net (loss) per Holding Unit was $(0.90), compared to diluted net income per Holding Unit of $1.32 for 2010. In comparison, our adjusted income per Holding Unit of $1.14 reflects a 28.8% decrease compared to $1.60 in 2010, while our adjusted operating margin decreased from 21.6% in 2010 to 17.0% in 2011.

Despite the many challenges we faced during 2011, we believe we progressed in our long-term strategy of improving investment performance, introducing new, innovative products for our clients, diversifying our business and addressing our cost structure. In fixed income, we continued our outperformance – more than 85% of our client assets are invested in products that beat their respective benchmarks on a three-year basis – and added approximately $3.2 billion in net new client assets. During 2011, we introduced a number of new products across our distribution channels. Several, including an emerging markets balanced product and a Chinese currency-linked offering, have already earned industry awards for innovation and performed well since inception. We delivered on our goal to reduce volatility without sacrificing returns in Private Client portfolios with our dynamic asset allocation service. We recently partnered with our first client in Secure Retirement Strategies – a multi-insurer-backed guaranteed income product we were the first to introduce in the industry – and expect funding during the second quarter of 2012. Our sell-side business grew and gained market share in both Asia and Europe. And, we have modified our deferred compensation program and managed our operations servicing and real estate expenses in ways that position our firm for improved financial results over the long term. These achievements attest to the strength and talent of our people.

Ongoing Expense Reduction Initiatives

Since the fourth quarter of 2008, we consistently have taken steps to reduce our cost structure, including headcount reductions, in response to declines in our assets under management and fee revenues. During 2012, we will continue to be vigilant about scaling our cost structure (including headcount) to our revenue base.

Ongoing Strategy for Managing Infrastructure Costs

During the fourth quarter of 2011, we reached an agreement with State Street Corporation (“State Street”) a provider of financial services to institutional investors, to provide investment operations outsourcing services covering more than $300 billion in client assets. State Street will provide a range of services including trade settlement, portfolio administration and reconciliation, derivative operations, client reporting, and performance measurement for our institutional accounts. As a result of this agreement, approximately 100 employees were transitioned from AllianceBernstein to State Street to provide global servicing support. Over a two-year period, certain AllianceBernstein technology platforms will be converted to similar platforms maintained by State Street. Our research and investment management activities were not outsourced.

Holding

Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein limited partnership Units. The Holding financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AllianceBernstein.

Results of Operations

	Years Ended December 31,			% Change
	2011	2010	2009	2011-10	2010-09
	(in thousands, except per unit amounts)
Net (loss) income attributable to AllianceBernstein Unitholders	$(174,768)	$442,419	$556,217	(139.5)%	(20.4)%
Weighted average equity ownership interest	37.5%	36.7%	34.6%
Equity in net (loss) income attributable to AllianceBernstein Unitholders	$(65,581)	$162,217	$192,513	(140.4)	(15.7)
Net (loss) income of Holding	$(93,268)	$134,158	$167,189	(169.5)	(19.8)
Diluted net (loss) income per Holding Unit	$(0.90)	$1.32	$1.80	(168.2)	(26.7)
Distribution per Holding Unit (1)	$1.14	$1.31	$1.77	(13.0)	(26.0)
_____________
(1)
The 2011 distribution excludes the impact of AllianceBernstein’s $587.1 million one-time, non-cash deferred compensation charge. See Note 2 to Holding’s financial statements in Item 8 for a discussion of this charge.

Holding had a net loss of $93.3 million in 2011 as compared to net income of $134.2 million in 2010. The net loss in 2011 reflects the impact of AllianceBernstein’s $587.1 million one-time, non-cash deferred compensation charge. Net income in 2010 decreased $33.0 million to $134.2 million from net income of $167.2 million in 2009. The decrease reflects lower net income attributable to AllianceBernstein Unitholders, partially offset by a higher ownership interest in AllianceBernstein, resulting from the acquisition of additional AllianceBernstein Units in connection with the issuance of Holding Units to AllianceBernstein to fund deferred compensation plan awards.

Holding’s income taxes represent a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business. Holding’s partnership gross income is derived from its interest in AllianceBernstein. Holding’s income tax is computed by multiplying certain AllianceBernstein revenues (primarily U.S. investment advisory fees and SCB LLC equity commissions) by Holding’s ownership interest in AllianceBernstein, multiplied by the 3.5% tax rate. Although Holding incurred an equity loss on its equity method holding in AllianceBernstein during 2011, Holding had income tax expense as a result of the income tax calculation being based on certain AllianceBernstein revenues. During 2010, both AllianceBernstein’s revenues and Holding’s ownership interest in AllianceBernstein increased as compared to 2009, which increased Holding’s income tax provision in 2010 as compared to the prior year. In addition, AllianceBernstein’s net income decreased significantly in 2010 primarily as a result of a real estate charge in the third quarter of 2010, reducing Holding’s equity earnings in 2010 compared to the corresponding period in 2009. As a result of these factors, Holding’s effective tax rate increased from 13.2% in 2009 to 17.3% in 2010.

As supplemental information, AllianceBernstein provides the performance measures “adjusted net revenue”, “adjusted operating income” and “adjusted operating margin”, which are the principal metrics management uses in evaluating and comparing the period-to-period operating performance of AllianceBernstein. Such measures are not based on generally accepted accounting principles (“non-GAAP measures”). The impact of these non-GAAP measures on Holding’s net income and diluted net income per Holding Unit are as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except per unit amounts)

Net (loss) income – diluted, GAAP basis	$(93,268)	$135,798	$167,517
Impact on net income of AllianceBernstein non-GAAP adjustments	210,891	28,378	(38,830)
Adjusted net income - diluted	$117,623	$164,176	$128,687

Diluted net (loss) income per Holding Unit, GAAP basis	$(0.90)	$1.32	$1.80
Impact of AllianceBernstein non-GAAP adjustments	2.04	0.28	(0.42)
Adjusted diluted net income per Holding Unit	$1.14	$1.60	$1.38

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

Proposed Tax Legislation

See “Risk Factors” in Item 1A.

Capital Resources and Liquidity

During the year ended December 31, 2011, net cash provided by operating activities was $145.7 million, compared to $151.4 million during the corresponding 2010 period. The decrease was primarily due to lower cash distributions received from AllianceBernstein of $3.7 million. During the year ended December 31, 2010, net cash provided by operating activities was $151.4 million, compared to $133.1 million during the corresponding 2009 period. The increase was primarily due to higher cash distributions received from AllianceBernstein of $22.3 million.

During the years ended December 31, 2011, 2010 and 2009, net cash used in investing activities was $1.5 million, $8.3 million and zero, respectively, reflecting investments in AllianceBernstein with proceeds from exercises of compensatory options to buy Holding Units.

During the year ended December 31, 2011, net cash used in financing activities was $144.2 million, compared to $143.1 million during the corresponding 2010 period. The increase was due to lower proceeds from the exercise of compensatory options to buy Holding Units of $6.8 million, offset by lower cash distributions paid to unitholders of $5.7 million. During the year ended December 31, 2010, net cash used in financing activities was $143.1 million, compared to $133.1 million during the corresponding 2009 period. The increase was due to higher cash distributions paid to unitholders of $18.3 million, offset by proceeds from the exercise of compensatory options to buy Holding Units during 2010 of $8.3 million.

Holding is required to distribute all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders (including the General Partner). Typically, Available Cash Flow is the diluted earnings per unit for the quarter multiplied by the number of units outstanding at the end of the quarter. However, the General Partner, in its sole discretion, can retain cash flow for use in the business or release cash flow previously retained. The General Partner has eliminated the impact of AllianceBernstein’s one-time, non-cash deferred compensation charge from Available Cash Flow for the fourth quarter 2011 unit distribution. See "Deferred Compensation Charge" in this Item 7. See Note 2 to Holding’s financial statements in Item 8 for a description of Available Cash Flow. Management believes that the cash flow realized from its investment in AllianceBernstein will provide Holding with the resources to meet its financial obligations.

Commitments and Contingencies

See Note 7 to Holding’s financial statements in Item 8.

AllianceBernstein

Assets Under Management

Assets under management by distribution channel were as follows:

	As of December 31,			% Change
	2011	2010	2009	2011-10	2010-09
	(in billions)

Institutions	$223.9	$272.9	$291.2	(18.0)%	(6.3)%
Retail	112.6	127.0	120.7	(11.4)	5.3
Private Client	69.4	78.1	74.8	(11.1)	4.4
Total	$405.9	$478.0	$486.7	(15.1)	(1.8)

Assets under management by investment service were as follows:

	As of December 31,			% Change
	2011	2010	2009	2011-10	2010-09
	(in billions)
Equity
Value:
U.S.	$25.2	$37.8	$44.4	(33.5)%	(14.9)%
Global & international	55.6	106.5	126.8	(47.8)	(16.0)
	80.8	144.3	171.2	(44.0)	(15.7)
Growth:
U.S.	21.8	30.3	38.1	(28.0)	(20.3)
Global & international	22.4	44.0	56.0	(49.1)	(21.5)
	44.2	74.3	94.1	(40.5)	(21.0)
Total Equity	125.0	218.6	265.3	(42.8)	(17.6)
Fixed Income:
U.S.	127.4	119.0	112.3	7.0	6.0
Global & international	90.2	87.2	72.0	3.5	21.1
	217.6	206.2	184.3	5.5	11.9
Other(1):
U.S.	29.6	28.7	26.1	3.2	9.9
Global & international	33.7	24.5	11.0	37.6	122.3
	63.3	53.2	37.1	19.1	43.2
Total:
U.S.	204.0	215.8	220.9	(5.5)	(2.3)
Global & international	201.9	262.2	265.8	(23.0)	(1.4)
Total	$405.9	$478.0	$486.7	(15.1)	(1.8)
_____________
(1)	Includes index, structured, asset allocation services and certain other alternative investments.

During the first quarter of 2011, AXA sold its 50% interest in our consolidated Australian joint venture to an unaffiliated third party as part of a larger transaction. On March 31, 2011, we purchased that 50% interest from the unaffiliated third party for $21.4 million, making our Australian entity a wholly-owned subsidiary. As a result, we eliminated $32.1 million of non-controlling interests in consolidated entities and increased partners’ capital attributable to AllianceBernstein unitholders by $10.7 million. As of December 31, 2011, we were managing in connection with this subsidiary approximately $9.0 billion for the unaffiliated third party. This party’s commitment to continue to engage us as investment manager with respect to approximately 75% of the $9.0 billion expires on or before March 31, 2012.

Changes in assets under management during 2011 and 2010 were as follows:

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other (1)	Total
	(in billions)

Balance as of December 31, 2010	$272.9	$127.0	$78.1	$478.0	$144.3	$74.3	$206.2	$53.2	$478.0
Long-term flows:
Sales/new accounts	17.3	31.0	7.3	55.6	6.5	5.2	31.4	12.5	55.6
Redemptions/terminations	(52.8)	(34.8)	(9.5)	(97.1)	(43.3)	(24.7)	(27.8)	(1.3)	(97.1)
Cash flow/unreinvested dividends	(9.3)	(7.1)	(4.6)	(21.0)	(13.1)	(6.3)	(0.4)	(1.2)	(21.0)
Net long-term (outflows) inflows	(44.8)	(10.9)	(6.8)	(62.5)	(49.9)	(25.8)	3.2	10.0	(62.5)
Transfers	0.1	—	(0.1)	—	—	—	—	—	—
Acquisitions	1.1	0.2	0.1	1.4	—	1.2	0.2	—	1.4
Market (depreciation) appreciation	(5.4)	(3.7)	(1.9)	(11.0)	(13.6)	(5.5)	8.0	0.1	(11.0)
Net change	(49.0)	(14.4)	(8.7)	(72.1)	(63.5)	(30.1)	11.4	10.1	(72.1)
Balance as of December 31, 2011	$223.9	$112.6	$69.4	$405.9	$80.8	$44.2	$217.6	$63.3	$405.9

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other (1)	Total
	(in billions)

Balance as of December 31, 2009	$291.2	$120.7	$74.8	$486.7	$171.2	$94.1	$184.3	$37.1	$486.7
Long-term flows:
Sales/new accounts	19.2	33.2	7.6	60.0	11.0	5.6	39.3	4.1	60.0
Redemptions/terminations	(52.1)	(32.3)	(6.0)	(90.4)	(38.5)	(26.2)	(23.7)	(2.0)	(90.4)
Cash flow/unreinvested dividends	(14.0)	(8.3)	(3.5)	(25.8)	(12.4)	(7.3)	(6.6)	0.5	(25.8)
Net long-term (outflows) inflows	(46.9)	(7.4)	(1.9)	(56.2)	(39.9)	(27.9)	9.0	2.6	(56.2)
Transfers	(0.2)	—	0.2	—	—	—	—	—	—
Acquisition	8.0	—	—	8.0	—	—	—	8.0	8.0
Market appreciation	20.8	13.7	5.0	39.5	13.0	8.1	12.9	5.5	39.5
Net change	(18.3)	6.3	3.3	(8.7)	(26.9)	(19.8)	21.9	16.1	(8.7)
Balance as of December 31, 2010	$272.9	$127.0	$78.1	$478.0	$144.3	$74.3	$206.2	$53.2	$478.0
_____________
(1)           Includes index, structured, asset allocation services and certain other alternative investments.

Average assets under management by distribution channel and investment service were as follows:

	Years Ended December 31,			% Change
	2011	2010	2009	2011-10	2010-09
	(in billions)
Distribution Channel:
Institutions	$252.6	$277.1	$272.6	(8.8)%	1.7%
Retail	124.0	122.8	105.1	1.0	16.8
Private Client	75.3	74.7	68.6	0.9	8.9
Total	$451.9	$474.6	$446.3	(4.8)	6.3

Investment Service:
Value Equity	$117.2	$153.5	$160.6	(23.6)%	(4.4)%
Growth Equity	61.0	81.3	86.1	(25.0)	(5.5)
Fixed Income	214.0	198.9	170.8	7.6	16.4
Other(1)	59.7	40.9	28.8	46.0	41.7
Total	$451.9	$474.6	$446.3	(4.8)	6.3
_____________
(1)	Includes index, structured, asset allocation services and certain other alternative investments.

Our Institutions channel AUM declined $49.0 billion to $223.9 billion at the end of 2011, resulting in average AUM of $252.6 billion for 2011. The $49.0 billion decline in AUM during 2011 was primarily due to $44.8 billion of net outflows (consisting of net outflows of $54.5 billion in Value and Growth Equity services, partly offset by net inflows of $9.7 billion in Fixed Income and Other services) and market depreciation of $5.4 billion (consisting of market depreciation of $11.0 billion in Value and Growth Equity services, partly offset by market appreciation of $5.6 billion in Fixed Income and Other services). During 2010, Institutional AUM declined $18.3 billion to $272.9 billion at the end of 2010, resulting in average AUM of $277.1 billion for 2010. The $18.3 billion decrease in AUM was primarily due to net outflows of $46.9 billion (across all services except Fixed Income services), partly offset by an additional inflow of $8.0 billion in October 2010 from the acquisition of an alternative investments group and market appreciation of $20.8 billion (across all services).

Our Retail channel AUM declined $14.4 billion to $112.6 billion at the end of 2011, resulting in average AUM of $124.0 billion for 2011. The $14.4 billion decline in AUM during 2011 was due to $10.9 billion of net outflows (consisting of net outflows of $14.2 billion in Value and Growth Equity services, offset by net inflows of $3.3 billion in Fixed Income and Other services) and market depreciation of $3.7 billion (primarily consisting of $4.7 billion in Value and Growth Equity services). During 2010, Retail AUM increased $6.3 billion to $127.0 billion at the end of 2010, resulting in average AUM of $122.8 billion for 2010. The $6.3 billion increase in Retail AUM during 2010 was due to market appreciation of $13.7 billion (across all services), partly offset by net outflows of $7.4 billion (consisting of net outflows of $13.0 billion in Value and Growth Equity services, partly offset by net inflows of $4.7 billion in Fixed Income services).

Our Private Client channel AUM declined $8.7 billion to $69.4 billion at the end of 2011, resulting in average AUM of $75.3 billion. The $8.7 billion decrease in AUM during 2011 was primarily due to $6.8 billion of net outflows (consisting of net outflows within all services, except Other services) and market depreciation of $1.9 billion (consisting of market depreciation across all services except Fixed Income services). During 2010, Private Client AUM increased $3.3 billion to $78.1 billion. During the first half of 2010, Private Client AUM declined to $70.9 billion due to market depreciation. This resulted in average AUM of $74.7 billion for 2010. The increase in AUM during 2010 was due to market appreciation of $5.0 billion (across all services), partly offset by net outflows of $1.9 billion (consisting of net outflows of $4.9 billion in Value and Growth Equity services, offset by net inflows of $3.0 billion in Fixed Income and Other services).

Absolute investment composite returns and relative performance compared to benchmarks for certain representative Value, Growth, Blend and Fixed Income services were as follows for the years ended December 31:

	2011	2010	2009

Global High Yield (fixed income)
Absolute return	0.2%	15.6%	60.6%
Relative return (vs. 33% Barclays High Yield, 33% JPM EMBI Global and 33% JPM GBI-EM)	(2.1)	2.2	26.9
Strategic Core Plus (fixed income)
Absolute return	7.1	9.5	18.8
Relative return (vs. Barclays U.S. Aggregate)	(0.7)	2.9	12.8
Global Plus (fixed income)
Absolute return	6.2	8.3	13.9
Relative return (vs. Barclays Global Aggregate)	0.6	2.8	7.0
Emerging Market Debt (fixed income)
Absolute return	6.0	14.7	44.3
Relative return (vs. JMP EMBI Global)	(2.5)	2.7	16.1
Global Value
Absolute return	(15.8)	6.5	35.8
Relative return (vs. MSCI World Index – net)	(10.3)	(5.3)	5.8
International Value
Absolute return	(18.6)	3.4	36.1
Relative return (vs. MSCI EAFE Index – net)	(6.5)	(4.4)	4.3
Japan Value
Absolute return	(18.0)	3.8	15.5
Relative return (vs. TOPIX)	(1.0)	2.8	7.9
U.S. Diversified Value
Absolute return	(3.3)	12.6	21.2
Relative return (vs. Russell 1000 Value Index)	(3.7)	(2.9)	1.5
Global Research Growth
Absolute return	(11.3)	8.8	31.9
Relative return (vs. MSCI World Index – net)	(5.8)	(3.0)	1.9
Global Thematic Research Growth
Absolute return	(21.5)	20.0	55.4
Relative return (vs. MCSI ACWI – net)	(14.1)	7.3	20.7
International Large Cap Growth
Absolute return	(21.8)	4.2	32.3
Relative return (vs. MSCI EAFE Index – net)	(9.7)	(3.6)	0.5
U.S. Large Cap Growth
Absolute return	(2.3)	9.8	36.9
Relative return (vs. Russell 1000 Growth Index)	(4.9)	(6.9)	(0.3)
U.S. Small Cap Growth
Absolute return	4.4	37.1	41.9
Relative return (vs. Russell 2000 Growth Index)	7.3	8.0	7.4
Global Blend
Absolute return	(12.5)	7.2	34.3
Relative return (vs. MSCI World Index – net)	(7.0)	(4.6)	4.3
U.S. Style Blend
Absolute return	(4.3)	10.1	32.9
Relative return (vs. S&P 500 Index)	(6.4)	(5.0)	6.4
Emerging Market Blend
Absolute return	(23.8)	14.7	88.8
Relative return (vs. MSCI EM Index – net)	(5.4)	(4.2)	10.3

Performance of our fixed income services during 2011 was mixed compared to relative benchmarks. Fixed income markets were volatile, as the European sovereign-debt crisis threatened the global economy and investors sought less risky investments such as U.S. Treasury Bills. Our U.S. fixed income portfolios lagged due to non-government bond exposures and our Emerging Market debt portfolios underperformed due to country selection. In contrast, our Global fixed income portfolios outperformed, benefiting from our underweight position in European bonds (i.e., our expectation that European bonds would underperform).

Our U.S. and global large cap equity services underperformed their benchmarks during 2011. We attribute this underperformance to our adherence to our core investment discipline, which focuses on long-term value characteristics such as inexpensive cash flows in value stocks and undervalued earnings growth potential in growth stocks. Although the short-term oriented equity markets have not rewarded these characteristics, our core research approach has not wavered, and we believe that staying true to our beliefs is in our clients’ best interest over the long term.

Consolidated Results of Operations

	Years Ended December 31,			% Change
	2011	2010	2009	2011-10	2010-09
	(in millions, except per unit amounts)

Net revenues	$2,749.9	$2,948.6	$2,906.9	(6.7)%	1.4%
Expenses	2,958.4	2,489.7	2,316.1	18.8	7.5
Operating (loss) income	(208.5)	458.9	590.8	(145.4)	(22.3)
Non-operating income	—	6.7	33.7	(100.0)	(79.9)
(Loss) income before income taxes	(208.5)	465.6	624.5	(144.8)	(25.4)
Income taxes	3.1	38.5	46.0	(92.0)	(16.2)
Net (loss) income	(211.6)	427.1	578.5	(149.5)	(26.2)
Net (loss) income of consolidated entities attributable to non-controlling interests	(36.8)	(15.3)	22.4	140.2	n/m
Net (loss) income attributable to AllianceBernstein Unitholders	$(174.8)	$442.4	$556.1	(139.5)	(20.4)
Diluted net (loss) income per AllianceBernstein Unit	$(0.62)	$1.58	$2.07	(139.2)	(23.7)
Distributions per AllianceBernstein Unit(1)	$1.38	$1.58	$2.06	(12.7)	(23.3)
Operating margin(2)	n/m	16.1%	19.6%
_____________
(1)	The 2011 distribution excludes the $587.1 million one-time, non-cash deferred compensation charge.
(2)	Operating income excluding net (loss) income attributable to non-controlling interests as a percentage of net revenues.

Net loss attributable to AllianceBernstein Unitholders for the year ended December 31, 2011 was $174.8 million, as compared to net income attributable to AllianceBernstein unitholders of $442.4 million for the year ended December 31, 2010. The change was primarily due to (in millions):

$(587.1)	2011 deferred compensation charge
(131.3)	Lower investment advisory base fees
(47.4)	2011 deferred compensation investment losses versus 2010 gains
(25.5)	Higher other promotion and servicing expenses
(12.4)	2011 seed money investment losses versus 2010 gains
(9.8)	Higher portfolio services
94.5	Lower real estate charges
73.7	Lower employee compensation and benefits (excluding $587.1 million deferred compensation charge)
35.4	Lower income tax expense
10.7	2011 insurance proceeds
(18.0)	Other
$(617.2)

Net income attributable to AllianceBernstein Unitholders for the year ended December 31, 2010 decreased $113.7 million, or 20.4%, from the year ended December 31, 2009. The decrease was primarily due to (in millions):

$(93.4)	Lower deferred compensation investments gains
(93.4)	Higher real estate charges
(27.0)	Lower non-operating income
(24.4)	Higher employee compensation and benefits
(11.8)	Higher travel and entertainment
(9.8)	Lower seed money investment gains
(9.3)	Lower performance fees
140.7	Higher investment advisory base fees
16.3	Higher distribution revenues (net of plan payments and amortization)
(1.6)	Other
$(113.7)

Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions commencing in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (approximately half of which has occurred) and largely consolidate our New York-based employees into two office locations from three. We therefore recorded a pre-tax real estate charge of $89.6 million in the third quarter of 2010 that reflected the net present value of the difference between the amount of our ongoing contractual operating lease obligations for this space and our estimate of current market rental rates, as well as the write-off of leasehold improvements, furniture and equipment related to this space. We periodically review the assumptions and estimates we used in recording this charge. The third quarter 2010 charge lowered our occupancy related payments by approximately $17 million in 2011, which was partially offset by additional leases entered into around the world since the third quarter of 2010. We estimate similar or slightly higher savings in future years. For additional information, see "Cautions Regarding Forward-Looking Statements" in this Item 7. We also recorded a real estate charge of $12.0 million in the first quarter of 2010.

During 2011, we recorded pre-tax real estate charges totaling $7.2 million for our office space in London, New York and other U.S. locations. The London charge was $8.8 million, consisting of a $5.8 million payment to the party to which the lease was assigned, as well as the write-off of $3.0 million of leasehold improvements, furniture and equipment related to the space. We also wrote off an additional $1.5 million of leasehold improvements, furniture and equipment related to the New York space and had miscellaneous charges of $0.4 million. These charges were offset by a $3.5 million credit we recorded in 2011 due to changes in estimates of our third quarter 2010 charge.

Deferred Compensation Charge

On November 17, 2011, we announced that we implemented changes to our employee long-term incentive compensation award program designed to better align the costs of employee compensation and benefits with the company’s current year financial performance, and provide employees with a higher degree of certainty that they will receive the incentive compensation they are awarded.

We amended all outstanding deferred incentive compensation awards of active employees (i.e., those employees who we employed as of December 31, 2011), so that employees who terminate their employment or are terminated without cause may retain their award, subject to compliance with certain agreements and restrictive covenants set forth in the applicable award agreement, including restrictions on competition and employee and client solicitation, and a claw-back for failing to follow existing risk management policies. Most equity replacement, sign-on or similar deferred compensation awards included in separate employment agreements or arrangements have not been amended.

We recognize compensation expense related to equity compensation grants in the financial statements using the fair value method. Fair value of restricted Holding Unit awards is the closing price of a Holding Unit on the grant date; fair value of options is determined using the Black-Scholes option valuation model. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the required service period. Prior to the amendment made to the employee long-term incentive compensation award program in the fourth quarter of 2011, an employee’s service requirement was typically the same as the delivery dates. This amendment eliminated employee service requirements but did not modify delivery dates contained in the original award agreements.

As a result of this change, we recorded a one-time, non-cash charge of $587.1 million in the fourth quarter for all unrecognized deferred incentive compensation on the amended outstanding awards from prior years. In addition, we recorded 100% of the expense associated with our 2011 deferred incentive compensation awards of $159.9 million.

Awards granted in 2011 contained the provisions described above and we expect to add these provisions to deferred incentive compensation awards in the future. Accordingly, our annual incentive compensation expense will reflect 100% of the expense associated with the deferred incentive compensation awarded in each year. This approach to expense recognition will more closely match the economic cost of awarding deferred incentive compensation to the period in which the related service is performed.

Management Operating Metrics

We are providing the non-GAAP measures “adjusted net revenues”, “adjusted operating income” and “adjusted operating margin” because they are the principal metrics management uses in evaluating and comparing period-to-period operating performance and we believe they are useful to investors.

	Years Ended December 31,
	2011	2010	2009
	(in thousands)

Net revenues, GAAP basis	$2,749,891	$2,948,557	$2,906,879
Exclude:
Deferred compensation-related investment (gains) losses	20,302	(27,053)	(120,501)
Deferred compensation-related dividends and interest	(4,364)	(6,513)	(8,526)
90% of consolidated venture capital fund investment (gains) losses	35,778	16,527	(20,630)
Distribution-related payments	(302,684)	(286,676)	(234,203)
Amortization of deferred sales commissions	(37,675)	(47,397)	(54,922)
Pass-through fees and expenses	(35,103)	(32,684)	(26,302)
Adjusted net revenues	$2,426,145	$2,564,761	$2,441,795

Operating (loss) income, GAAP basis	$(208,469)	$458,862	$590,828
Exclude:
Deferred compensation-related investment (gains) losses	20,302	(27,053)	(120,501)
Deferred compensation-related dividends and interest	(4,364)	(6,513)	(8,526)
Deferred compensation-related mark-to-market vesting expense (credit)	(19,425)	2,791	(2,147)
Deferred compensation-related dividends and interest expense	5,054	8,540	7,734
Deferred compensation charge	587,131	—	—
Net impact of deferred compensation-related items	588,698	(22,235)	(123,440)
Insurance proceeds	(10,691)	—	—
Real estate charge	7,235	101,698	8,276
Sub-total of non-GAAP adjustments	585,242	79,463	(115,164)
Net (loss) income of consolidated entities attributable to non-controlling interests	(36,799)	(15,320)	22,381
Adjusted operating income	$413,572	$553,645	$453,283

Adjusted operating margin	17.0%	21.6%	18.6%

Adjusted operating income for the year ended December 31, 2011 decreased $140.1 million, or 25.3%, from the year ended December 31, 2010, primarily as a result of lower investment advisory fees, higher seed money losses, higher general and administrative expenses (excluding real estate charges) and higher other promotion and servicing expenses, partially offset by higher Bernstein Research Services revenues and lower compensation expense (excluding the impact of deferred compensation-related items). Adjusted operating income for the year ended December 31, 2010 increased $100.4 million, or 22.1%, from the year ended December 31, 2009, primarily as a result of higher investment advisory fees and net distribution revenues (net of plan payments and amortization), partially offset by lower non-operating income and higher employee compensation expense (excluding the impact of deferred compensation-related items).

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

Adjusted Net Revenues

Adjusted net revenues exclude investment gains and losses and dividends and interest on employee deferred compensation-related investments, and 90% of the investment gains and losses of our consolidated venture capital fund attributable to non-controlling interests. In addition, adjusted net revenues offset distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We believe the offset of distribution-related payments from net revenues is useful for our investors and other users of our financial statements because such presentation appropriately reflects the nature of these costs as pass-through payments to third parties who perform functions on behalf of our sponsored mutual funds and/or shareholders of these funds. Amortization of deferred sales commissions is offset against net revenues because such costs, over time, essentially offset distribution revenues earned by the company. Beginning in the first quarter of 2011, we also excluded additional pass-through expenses we incur (primarily through our transfer agent) that are reimbursed and recorded as fees in revenues. These fees have no impact on operating income, but they do have an impact on our operating margin. As such, we exclude these fees from adjusted net revenues.

Adjusted Operating Income

Adjusted operating income represents operating income on a GAAP basis excluding (1) the impact on net revenues and compensation expense of the mark-to-market gains and losses (as well as the dividends and interest) associated with employee deferred compensation-related investments, (2) deferred compensation charges, (3) real estate charges, (4) insurance proceeds, and (5) the net loss or income of consolidated entities attributable to non-controlling interests.

Prior to 2009, a large proportion of employee compensation was in the form of deferred awards that were notionally invested in AllianceBernstein investment services and generally vested over a period of four years. AllianceBernstein has economically hedged the exposure to market movements by purchasing and holding these investments on its balance sheet. The full value of the investments’ appreciation (depreciation) is recorded within investment gains and losses on the income statement in the current period. U.S. GAAP requires the appreciation (depreciation) in the compensation liability to be expensed over the award vesting period in proportion to the vested amount of the award as part of compensation expense. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting operating income, which will fluctuate over the life of the award and net to zero at the end of the multi-year vesting period. Although during periods of high market volatility these timing differences have an impact on operating income and operating margin, over the life of the award any impact is ultimately offset. Because these plans are economically hedged, management believes it is useful to reflect the offset ultimately achieved from hedging the investments’ market exposure in the calculation of adjusted operating income, adjusted operating margin and adjusted diluted net income per Holding Unit, which will produce core operating results from period to period. The non-GAAP measures exclude gains and losses and dividends and interest on employee deferred compensation-related investments included in revenues and compensation expense, thus eliminating the timing differences created by different treatment under U.S. GAAP of the market movement on the expense and the investments. In the fourth quarter of 2011, we implemented changes to our employee long-term incentive compensation award program. This resulted in a one-time, non-cash charge that is not considered part of our core operating results.

Real estate charges have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers.

In the third quarter of 2011, we received significant insurance proceeds from the settlement of a claim that are not considered part of our core operating results.

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

AllianceBernstein engages in open-market purchases of Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes, and purchases Holding Units from employees to allow them to fulfill statutory tax requirements at the time of distribution of long-term incentive compensation awards. During 2011 and 2010, AllianceBernstein purchased 13.5 million and 8.8 million Holding Units for $220.8 million and $226.4 million, respectively. These amounts reflect open-market purchases of 11.1 million and 7.4 million Holding Units for $192.1 million and $195.3 million, respectively, with the remainder primarily relating to employee tax withholding purchases, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

During the third and fourth quarters of 2011, AllianceBernstein adopted a plan to repurchase Holding Units pursuant to Rule 10b5-1 under the Exchange Act. A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. The broker selected by AllianceBernstein has the authority under the terms and limitations specified in the plan to repurchase Holding Units on AllianceBernstein’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The amount of Holding Units AllianceBernstein buys each quarter is also subject to the trading volume of Holding Units on the New York Stock Exchange. The plan adopted during the fourth quarter of 2011 does not specify an aggregate limitation and expires at the close of business on February 10, 2012. AllianceBernstein intends to adopt additional Rule 10b5-1 plans so that the firm can continue to engage in open market purchases of Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

We granted 1.7 million restricted Holding Units (not including 8.7 million restricted Holding Units granted in January 2012 for 2011) and 13.1 million restricted Holding Unit awards to employees during 2011 and 2010, respectively. To fund these awards, we allocated previously repurchased Holding Units that had been held in the consolidated rabbi trust. The 2011 incentive compensation awards allowed most employees to allocate their award between restricted Holding Units and deferred cash. As a result, 8.7 million restricted Holding Unit awards for the December 2011 awards were issued from the consolidated rabbi trust in January 2012. There were approximately 13.6 million and 6.2 million unallocated Holding Units remaining in the consolidated rabbi trust as of December 31, 2011 and January 31, 2012, respectively. The balance as of January 31, 2012 also reflects repurchases and other activity during January 2012.

Net Revenues

The following table summarizes the components of net revenues:

	Years Ended December 31,			% Change
	2011	2010	2009	2011-10	2010-09
	(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$600.2	$745.5	$792.4	(19.5)%	(5.9)%
Performance-based fees	16.0	18.7	18.1	(14.4)	3.3
	616.2	764.2	810.5	(19.4)	(5.7)
Retail:
Base fees	652.5	639.8	522.8	2.0	22.4
Performance-based fees	—	0.1	0.4	(100.0)	(76.2)
	652.5	639.9	523.2	2.0	22.3
Private Client:
Base fees	647.2	645.9	575.3	0.2	12.3
Performance-based fees	0.5	1.7	11.3	(66.8)	(84.5)
	647.7	647.6	586.6	—	10.4
Total:
Base fees	1,899.9	2,031.2	1,890.5	(6.5)	7.4
Performance-based fees	16.5	20.5	29.8	(19.4)	(31.2)
	1,916.4	2,051.7	1,920.3	(6.6)	6.8
Bernstein research services	437.4	430.5	434.6	1.6	(0.9)
Distribution revenues	351.6	338.6	277.3	3.8	22.1
Dividend and interest income	21.5	22.9	26.7	(6.1)	(14.3)
Investment gains (losses)	(82.1)	(1.4)	144.5	n/m	n/m
Other revenues	107.6	109.8	107.9	(2.0)	1.8
Total revenues	2,752.4	2,952.1	2,911.3	(6.8)	1.4
Less: Interest expense	2.5	3.5	4.4	(28.1)	(19.6)
Net revenues	$2,749.9	$2,948.6	$2,906.9	(6.7)	1.4
Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees are generally calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is therefore affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures and acquisitions. Our average basis points realized (investment advisory fees divided by average AUM) generally approximate 50 to 70 basis points for equity services, 25 to 45 basis points for fixed income services and 5 to 15 basis points for index or passive services. As such, a shift of client assets from active equity services toward fixed income services and/or passive services results in a decline in revenues just as a shift of assets toward active equity services would increase revenues.

We calculate AUM using established fair valuation methodologies, including market-based valuation methods and fair valuation methods. Market-based valuation methods include: last sale/settle prices from an exchange for actively-traded listed equities, options and futures; evaluated bid prices from recognized pricing vendors for fixed income, asset-backed or mortgage-backed issues; mid prices from recognized pricing vendors and brokers for credit default swaps; and quoted bids or spreads from pricing vendors and brokers for other derivative products. Fair valuation methods include discounted cash flow models, evaluation of assets versus liabilities or any other methodology that is validated and approved by our Valuation Committee. Fair valuation methods are used only where AUM cannot be valued using market-based valuation methods, such as in the case of private equity or illiquid securities. Investments utilizing fair value methods typically make up an insignificant amount of our total AUM. Market volatility has not had a significant effect on our ability to acquire market data and, accordingly, our ability to use market-based valuation methods.

The Valuation Committee, which is composed of senior officers and employees, is responsible for overseeing the pricing and valuation of all investments held in client and AllianceBernstein portfolios. The Valuation Committee has adopted a Statement of Pricing Policies describing principles and policies that apply to pricing and valuing investments held in these portfolios. We have also established a Pricing Group, which reports to the Valuation Committee. The Valuation Committee has delegated to the Pricing Group responsibility for overseeing the pricing process for all investments.

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on approximately 11% of the assets we manage for institutional clients and approximately 3% of the assets we manage for private clients (in total, approximately 7% of our company-wide AUM). A majority of our hedge fund AUM is subject to high-watermarks and a significant majority of this AUM is below the high-watermarks. Accordingly, it is very unlikely we will earn performance-based fees on these hedge funds in 2012. If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant.

Our investment advisory and services fees decreased $135.3 million, or 6.6%, in 2011, primarily due to a decrease of 4.8% in average AUM. Our investment advisory and services fees increased $131.4 million, or 6.8%, in 2010 due to an increase in base fees of $140.7 million, which primarily resulted from a 6.3% increase in average AUM, partially offset by a decrease in performance-based fees of $9.3 million.

Institutional investment advisory and services fees decreased $148.0 million, or 19.4%, in 2011, primarily due to a decrease in average AUM of 8.8% as well as a shift in product mix from Equities to Fixed Income products. Average AUM for Equity services decreased 32.9% while average AUM for Fixed Income and Other services increased 7.1% and 63.2%, respectively. Institutional investment advisory and services fees decreased $46.3 million, or 5.7%, in 2010, primarily due to a shift in product mix from Equities to Fixed Income products. Average AUM for Equity services decreased 9.0% while average AUM for Fixed Income and Other services increased 11.6% and 41.3%, respectively.

Retail investment advisory and services fees increased $12.6 million, or 2.0%, in 2011, primarily due to a 1.0% increase in average AUM and the impact of significant net sales of long-term non-U.S. global fixed income mutual funds, which generally have higher fees as compared to long-term U.S. mutual funds. Retail investment advisory and services fees increased $116.7 million, or 22.3%, in 2010, primarily due to a 16.8% increase in average AUM and the impact of significant net sales of long-term non-U.S. global fixed income mutual funds, which generally have higher fees as compared to long-term U.S. mutual funds.

Private Client investment advisory and services fees increased by $0.1 million, in 2011, primarily as a result of higher base fees of $1.3 million, reflecting an increase in average billable AUM of 1.4%, offset by $1.2 million in lower performance-based fees. Private Client investment advisory and services fees increased by $61.0 million, or 10.4%, in 2010, primarily as a result of higher base fees of $70.6 million, reflecting an increase in average billable AUM of 9.8%, offset by a decrease in performance-based fees of $9.6 million.

Bernstein Research Services

Bernstein Research Services revenue consists principally of equity commissions received for providing equity research and brokerage-related services to institutional investors. Bernstein Research Services also generate revenues in the form of underwriting fees, management fees, and/or selling concessions from issuers of publicly-traded securities to which we provide equity capital markets services.

Revenues from Bernstein Research Services increased $6.9 million, or 1.6%, in 2011. The increase in 2011 was the result of higher trading commissions in Europe and Asia, partially offset by lower trading commissions in the U.S. During the fourth quarter of 2011, however, trading activity declined sharply, which adversely affected our sell-side revenues. Revenues from Bernstein Research Services decreased $4.1 million, or 0.9%, in 2010. The decrease in 2010 was driven by lower equity market transaction volumes in the U.S., partially offset by higher aggregate value of securities traded in Europe.

Distribution Revenues

AllianceBernstein Investments and AllianceBernstein (Luxembourg) S.A. (each an indirect wholly-owned subsidiary of AllianceBernstein) act as distributor and/or placing agent of company-sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur. Period-over-period fluctuations of distribution revenues are typically in-line with fluctuations of the corresponding average AUM of these mutual funds.

Distribution revenues increased $13.0 million, or 3.8%, in 2011, whereas, the corresponding average AUM of these mutual funds grew 8.1%. Average AUM of non B-share and C-share mutual funds (which have lower distribution fee rates than B-share and C-share mutual funds) increased 12.0% while average AUM of B-share and C-share mutual funds declined. Distribution revenues increased $61.3 million, or 22.1%, in 2010, which is essentially in line with the 16.8% increase in Retail average AUM, but also reflects a higher increase in the Retail AUM in which we receive distribution fees compared to sub-advisory AUM in which we do not receive distribution fees.

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

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, decreased $0.4 million from 2010. Dividend and interest income, net of interest expense, decreased $2.9 million, or 13.3%, in 2010, due primarily to lower interest earned on U.S. Treasury Bill balances, reflecting lower interest rates and lower average balances, partially offset by lower interest expense reflecting lower balances in customers’ brokerage accounts and lower interest rates.

Investment Gains (Losses)

Investment gains (losses) consist of realized and unrealized investment gains or losses on: (i) employee deferred compensation-related investments, (ii) investments owned by our consolidated venture capital fund, (iii) U.S. Treasury Bills, (iv) market-making in cash equities and exchange-traded options and equities, (v) seed money investments and (vi) derivatives. Investment gains (losses) also include realized gains or losses on the sale of seed money investments classified as available-for-sale securities and equity in earnings of proprietary investments in limited partnership hedge funds that we sponsor and manage.

Investment gains (losses) are as follows:

	Years Ended December 31,
	2011	2010	2009
	(in millions)

Deferred compensation-related investments
Realized gains (losses)	$(8.3)	$(12.0)	$(63.9)
Unrealized gains (losses)	(12.0)	39.1	184.4
Consolidated private equity fund investments
Realized gains (losses)	(0.8)	21.2	17.2
Unrealized gains (losses)	(39.0)	(39.6)	5.8
Seed capital and brokerage-related investments
Realized gains (losses)	3.4	(19.9)	(5.9)
Unrealized gains (losses)	(25.4)	9.8	6.9
	$(82.1)	$(1.4)	$144.5

Realized gains or losses on employee deferred compensation-related investments typically occur in December of each year, as well as the first quarter, as award tranches vest and related investments are sold to provide cash for payments to employees. The unrealized losses on employee deferred compensation-related investments during 2011 reflect unfavorable financial markets, while the unrealized gains during 2010 and 2009 reflect the favorable financial markets during those periods.

Our consolidated private equity fund during 2011 incurred slightly higher mark-to-market losses relating to privately-held securities held by the fund, offset by slightly lower mark-to-market losses relating to publicly-traded securities. During 2010, the fund incurred higher mark-to-market losses relating to publicly-traded securities held by the fund. Also, 2010 and 2009 reflect gains on the sale of securities in those years.

Seed money and brokerage-related investments had realized gains in 2011 as compared to realized losses in 2010, primarily as a result of the derivatives we use to hedge our seed money investments. Also in 2011, equity trading securities had significant unrealized losses as compared to unrealized gains in 2010.

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenue decreased 2.0% in 2011 due primarily to lower shareholder servicing fees. In 2010, other revenues increased 1.8% due primarily to higher shareholder servicing fees.

Expenses

The following table summarizes the components of expenses:

	Years Ended December 31,			% Change
	2011	2010	2009	2011-10	2010-09
	(in millions)

Employee compensation and benefits:
Employee compensation and benefits	$1,248.5	$1,322.2	$1,297.8	(5.6)%	1.9%
Deferred compensation charge	587.1	—	—	n/m	—
	1,835.6	1,322.2	1,297.8	38.8	1.9
Promotion and servicing:
Distribution-related payments	302.7	286.7	234.2	5.6	22.4
Amortization of deferred sales commissions	37.7	47.4	54.9	(20.5)	(13.7)
Other	217.6	192.1	176.7	13.3	8.7
	558.0	526.2	465.8	6.0	13.0
General and administrative:
General and administrative	533.6	516.2	520.4	3.4	(0.8)
Real estate charges	7.2	101.7	8.3	(92.9)	1,128.8
	540.8	617.9	528.7	(12.5)	16.9
Interest	2.6	2.1	2.7	22.5	(22.9)
Amortization of intangible assets	21.4	21.3	21.1	0.3	1.0
Total	$2,958.4	$2,489.7	$2,316.1	18.8	7.5

Employee Compensation and Benefits

We had 3,764 full-time employees as of December 31, 2011 compared to 4,256 as of year-end 2010 and 4,369 as of year-end 2009. Employee compensation and benefits consist of salaries (including severance), annual cash incentive awards, annual deferred incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

As a result of the deferred compensation charge previously discussed, we recorded a one-time, non-cash charge of $587.1 million in the fourth quarter for all unrecognized deferred incentive compensation on outstanding awards from prior years. In addition, we recorded 100% of the expense associated with our 2011 deferred incentive compensation awards of $159.9 million.

Compensation expense as a percentage of net revenues was 45.4% (excluding the one-time, non-cash charge), 44.8% and 44.6% for the years ended December 31, 2011, 2010 and 2009, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s financial performance. Amounts are awarded to help us achieve our goal of attracting, motivating and retaining top talent while also helping ensure that our firm’s unitholders receive an appropriate return on their investment. Senior management, with the approval of the Compensation Committee of the Board (“Compensation Committee”), confirmed that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. During 2010, we defined adjusted employee compensation and benefits expense as employee compensation and benefits expense minus other employment costs such as recruitment, meals, temporary help, training and seminars. We defined adjusted revenues as net revenues minus distribution revenues. During the first and fourth quarters of 2011, we made minor modifications to the adjusted compensation ratio calculation. Adjusted net revenues used in the adjusted compensation ratio are now the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 7) less revenues associated with acquisitions over the last two years to implement strategic product initiatives. Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals, and now excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee deferred compensation-related investments, the fourth quarter 2011 deferred compensation charge discussed above and total compensation and certain amortization of equity-based awards of personnel related to acquisitions over the last two years to implement strategic product initiatives. Senior management, with the approval of the Compensation Committee, also established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted revenues except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted revenues were 50.3%, 49.7% and 51.9%, respectively, for the years ended December 31, 2011, 2010 and 2009. The 2009 ratio exceeded 50% as a result of the first quarter 2011 modification to the calculation.

In 2011, base compensation, fringe benefits and other employment costs increased $28.6 million, or 5.0%, primarily due to higher salaries which resulted from annual merit increases partially offset by lower recruitment and severance. Commission expense increased $75.5 million, or 36.8%, primarily due to the fourth quarter 2011 one-time, non-cash charge of $65.9 million (which is included in the one-time, non-cash $587.1 million charge discussed above) and the full recognition of 2011 deferred incentive compensation awards. Incentive compensation increased $409.3 million, or 75.2%, due to higher deferred compensation vesting expense of $423.2 million (which includes $521.2 million of the one-time, non-cash charge) offset by lower cash incentive compensation expense. In 2010, base compensation, fringe benefits and other employment costs decreased $11.6 million, or 2.0%, primarily due to lower severance and salaries offset by higher recruitment costs and payroll taxes. Incentive compensation increased $31.0 million, or 6.1%, primarily due to higher cash compensation. Commission expense increased $5.1 million, or 2.5%, primarily due to higher retail sales volume. Since 2009, all deferred compensation awards to eligible employees, which typically vest ratably over four years, have been made in the form of restricted Holding Units or deferred cash (in 2010, deferred cash was an option available only to certain non-U.S. employees; this option was expanded to most employees in 2011). Prior to 2009, employees receiving deferred compensation awards had the option to allocate a portion of their awards to notional investments in company-sponsored investment products (primarily mutual funds). Increases in the value of the notional investments in company-sponsored investment products increase the company’s compensation liability to employees, while decreases in the value of the investments decrease the company’s liability. The company generally purchased an amount of these investments equivalent to the notional investments and held them in a consolidated rabbi trust to economically hedge its exposure to valuation changes on its future obligations. Mark-to-market gains or losses on these investments are recognized in investment gains and losses as they occur. However, prior to the amendments made to the deferred incentive compensation program in 2011, the impact of cumulative mark-to-market gains or losses was recognized as increases or decreases in compensation expense ratably over the remaining vesting period. As a result, there was not a direct correlation between current period deferred compensation-related investment gains or losses recognized in revenues and the amortization of cumulative mark-to-market investment gains or losses recognized in compensation expense. Although there can be significant volatility from period to period as the value of these investments change, if a participant remained employed by the company over the entire vesting period of the award, mark-to-market investment gains or losses recognized in revenues would, over that vesting period, equal mark-to-market investment gains or losses recognized in compensation expense. As a result of the 2011 amendments, mark-to-market investment gains or losses recognized in compensation expense will closely approximate mark-to-market investment gains and losses recognized in revenues.

The investment gains and losses on deferred compensation-related investments recognized in net revenues as compared to the amortization of deferred compensation awards notionally invested in company-sponsored investment products are as follows:

	Years Ended December 31,
	2011	2010	2009
	(in millions)

Investment gains (losses)	$(20.3)	$27.1	$120.5

Amortization of awards notionally invested in company-sponsored investments products:
Original award	105.0	119.7	159.2
Prior periods mark-to-market	18.0	(12.0)	(50.0)
Current period mark-to-market	(19.4)	14.8	47.9
Total	103.6	122.5	157.1
Net operating income impact	$(123.9)	$(95.4)	$(36.6)

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

Promotion and servicing expenses increased $31.8 million, or 6.0%, in 2011. The increase reflects higher distribution-related payments of $16.0 million, an increase of 5.6%, which is generally in line with the 3.8% increase in distribution revenues. In addition, travel and entertainment increased $8.1 million, trade and execution and clearing costs increased $8.1 million and transfer fees increased $6.3 million, all attributable to increased business activity and new product launches. These increases were partially offset by a decrease in amortization of deferred sales commissions of $9.7 million. Promotion and servicing expenses increased $60.4 million, or 13.0%, in 2010. The increase reflected higher distribution-related payments of $52.5 million, an increase of 22.4%, which was generally in line with the 22.1% increase in distribution revenues. In addition, travel and entertainment increased $11.8 million, which was partially offset by a decrease in amortization of deferred sales commissions of $7.5 million.

General and Administrative

General and administrative expenses include technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses as a percentage of net revenues were 19.7% (19.4% excluding real estate charges), 21.0% (17.5% excluding real estate charges) and 18.2% (17.9% excluding real estate charges) for the years ended December 31, 2011, 2010 and 2009, respectively. General and administrative expenses decreased $77.1 million, or 12.5%, in 2011, primarily due to lower real estate charges, partially offset by higher portfolio services expenses (including market data services and sub-advisory fees). General and administrative expenses increased $89.2 million, or 16.9%, in 2010, primarily due to higher real estate charges of $93.4 million offset by lower professional fees.

Interest on Borrowings

Interest on our borrowings increased $0.5 million in 2011, primarily as a result of higher average debt outstanding. During 2010, interest on our borrowings decreased $0.6 million as compared to 2009, primarily as a result of lower average debt outstanding and interest rates.

Non-Operating Income

Non-operating income consists of contingent purchase price payments earned from the disposition in 2005 of our cash management services. These payments terminated during the second quarter of 2010 pursuant to our agreement with Federated Investors, Inc.

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

Income tax expenses decreased $35.4 million, or 92.0%, in 2011 compared to 2010. Prior to the fourth quarter 2011 deferred compensation charge of $587.1 million, our estimate of our full year 2011 effective tax rate was 7.1%. As a result of the deferred compensation charge, as well as the immediate recognition of the 2011 deferred compensation incentive awards, we had a fourth quarter 2011 effective tax rate of 3.8% (pre-tax loss of $540.2 million and income tax benefit of $20.3 million, that resulted in a full-year 2011 pre-tax loss of $208.5 million and income tax expense of $3.1 million). The deferred compensation charge resulted in a one-time change to the historical mix of business between AllianceBernstein, which incurs a 4.0% unincorporated business tax, and its corporate subsidiaries that incur corporate level income taxes. In addition, the recorded tax benefit associated with the future deliveries of vested Holding Units was based on the current market value in most jurisdictions, which was lower than the grant price of the awards included in the deferred compensation charge. Both contributed to us incurring tax expense of $3.1 million rather than a benefit at the full year estimated effective tax rate of 7.1%. Income tax expenses decreased $7.5 million, or 16.2%, in 2010 compared to 2009. The decrease was primarily the result of lower pre-tax earnings, partially offset by a higher effective tax rate due to a higher proportion of pre-tax earnings from our foreign subsidiaries where tax rates are generally higher.

Net Income (Loss) in Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests consists of limited partner interests owned by other investors representing 90% of the total limited partner interests in our consolidated venture capital fund. It also includes the 50% interest owned by AXA and its subsidiaries in our consolidated joint venture in Australia through March 31, 2011, when we purchased the remaining 50% interest in the Australian joint venture for $21.4 million. In 2011, we had a $36.8 million net loss of consolidated entities attributable to non-controlling interests, due primarily to a $37.3 million net loss attributable to non-controlling interests in our consolidated venture capital fund (as a result of $39.8 million of net investment losses). In 2010, we had a net loss of consolidated entities attributable to non-controlling interests of $15.3 million as compared to net income of $22.4 million in 2009. Our consolidated venture capital fund experienced net losses of $18.4 million in 2010 as compared to gains of $23.0 million in 2009, which was the primary driver of a net loss of the consolidated venture capital fund attributable to non-controlling interests of $18.9 million in 2010 as compared to a corresponding net gain of $18.7 million in 2009.

Capital Resources and Liquidity

During 2011, net cash provided by operating activities was $583.9 million, compared with $832.3 million during 2010. The change was primarily due to an increase in seed investments and a decrease in accounts payable and accrued expenses. During 2010, net cash provided by operating activities was $832.3 million, compared with $625.5 million during 2009. The increase was primarily due to higher non-cash adjustments to reconcile net income to net cash provided of $263.4 million, more than offsetting lower net income of $151.4 million. In addition, accrued expenses increased $76.2 million as a result of the 2010 real estate charges.

During 2011, net cash used in investing activities was $76.7 million, compared to $33.5 million during 2010. During 2011, we made three acquisitions for $41.8 million compared to our 2010 acquisition for $14.3 million. In addition, our net additions to furniture, equipment and leasehold improvement also increased $14.8 million in 2011 as compared to 2010. During 2010, net cash used in investing activities was $33.5 million, compared to $57.2 million during 2009. Our net additions to furniture, equipment and leasehold improvements decreased $30.3 million in 2010 as compared to 2009 as a result of lower infrastructure needs due to workforce reductions. The decrease also reflects net proceeds from sales of investments of $4.3 million during 2010 as compared to net purchases of investments of $3.5 million during 2009. Offsetting these decreases was our purchase of a business in the fourth quarter of 2010 for $14.3 million.

During 2011, net cash used in financing activities was $518.0 million, compared to $762.8 million during 2010. The decrease reflects issuance of commercial paper of $219.4 million in 2011 compared to repayment of commercial paper of $24.2 million in 2010 and lower distributions to the General Partner and unitholders of $18.6 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears), offset by changes in overdrafts payable of $53.9 million. During 2010, net cash used in financing activities was $762.8 million, compared to $544.5 million during 2009. The increase reflects higher purchases of Holding Units to fund deferred compensation plans of $219.4 million and higher distributions to the General Partner and unitholders of $30.4 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears), offset by an increase of $32.1 million in overdrafts payable and lower repayment of commercial paper (net of issuances) of $12.5 million.

Debt and Credit Facilities

At December 31, 2011 and 2010, AllianceBernstein had $444.9 million and $225.0 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.2% and 0.3%, respectively. The commercial paper and amounts outstanding under the 2010 Credit Facility described below are short term in nature, and as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during 2011 and 2010 were $273.6 million and $104.2 million, respectively, with weighted average interest rates of approximately 0.2% for both periods.

On December 9, 2010, AllianceBernstein entered into a committed, unsecured three-year senior revolving credit facility (the “2010 Credit Facility”) with a group of commercial banks and other lenders in an original principal amount of $1.0 billion with SCB LLC as an additional borrower.

The 2010 Credit Facility replaced AllianceBernstein’s existing $1.95 billion of committed credit lines (comprised of two separate lines – a $1.0 billion committed, unsecured revolving credit facility on behalf of AllianceBernstein, which had a scheduled expiration date of February 17, 2011, and SCB LLC’s $950 million committed, unsecured revolving credit facility, which had a scheduled expiration date of January 25, 2011), both of which were terminated upon the effectiveness of the 2010 Credit Facility. AllianceBernstein has agreed to guarantee the obligations of SCB LLC under the 2010 Credit Facility.

The 2010 Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the 2010 Credit Facility and management expects to draw on the 2010 Credit Facility from time to time.

The 2010 Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. We are in compliance with these covenants. The 2010 Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the 2010 Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

The 2010 Credit Facility provides for possible increases in principal amount by up to an aggregate incremental amount of $250 million (“accordion feature”), any such increase being subject to the consent of the affected lenders. Amounts under the 2010 Credit Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. Voluntary prepayments and commitment reductions requested by us are permitted at any time without fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the 2010 Credit Facility bear interest at a rate per annum, which will be, at our option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AllianceBernstein, plus one of the following indexes: London Interbank Offered Rate; a floating base rate; or the Federal Funds rate.

On January 17, 2012, the 2010 Credit Facility was amended and restated. The principal amount was amended to $900 million from the original principal amount of $1.0 billion. Also, the amendment increased the accordion feature from $250 million to $350 million. In addition, the maturity date of the 2010 Credit Facility was extended from December 9, 2013 to January 17, 2017. There were no other significant changes in terms and conditions included in this amendment.

As of December 31, 2011 and 2010, we had no amounts outstanding under the 2010 Credit Facility, respectively. Average daily borrowings under the 2010 Credit Facility outstanding during 2011 and 2010 were $0.1 million and $65.6 million, respectively, with weighted average interest rates of approximately 1.3% and 0.3%, respectively.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200.0 million while three lines have no stated limit.

As December 31, 2011 and 2010, we had no uncommitted bank loans outstanding. Average daily borrowings of uncommitted bank loans during 2011 and 2010 were $6.4 million and $2.4 million, respectively, with weighted average interest rates of approximately 1.3% and 1.5%, respectively.

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

AllianceBernstein maintains a guarantee in connection with the $1.0 billion 2010 Credit Facility, as amended and restated to $900 million in January 2012. If SCB LLC is unable to meet its obligations, AllianceBernstein will pay the obligations when due or on demand.

AllianceBernstein maintains guarantees with a commercial bank, under which we guarantee $325 million of obligations in the ordinary course of business of SCBL. During January 2012, this guarantee was replaced with an unlimited guarantee. We also maintain two additional guarantees with other commercial banks, under which we guarantee $295 million of obligations for SCBL. In the event SCBL is unable to meet its obligations, AllianceBernstein will pay the obligations when due.

We also have two smaller guarantees with a commercial bank totaling approximately $3 million, under which we guarantee certain obligations in the ordinary course of business of two foreign subsidiaries.

We have not been required to perform under any of the above agreements and currently have no liability in connection with these agreements.

Aggregate Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011:

	Contractual Obligations
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)

Commercial paper	$444.9	$444.9	$—	$—	$—
Operating leases, net of sublease commitments	1,975.1	135.2	270.7	275.6	1,293.6
Funding commitments	69.2	22.9	41.1	5.2	—
Accrued compensation and benefits	503.2	247.6	187.9	36.5	31.2
Unrecognized tax benefits	4.0	1.1	2.2	0.7	—
Total	$2,996.4	$851.7	$501.9	$318.0	$1,324.8

During July 2009, we entered into a subscription agreement under which we committed to invest up to $40 million in a venture capital fund over a six-year period. In December 2011, we sold 12.5% of our funded interest and commitment to an unaffiliated third party for $2.0 million. As of December 31, 2011, we have funded $14.0 million, net of the sales proceeds, of our revised $35 million commitment.

Also during July 2009, we were selected by the U.S. Treasury Department as one of nine pre-qualified investment managers under the Public-Private Investment Program. As part of the program, each investment manager is required to invest a minimum of $20 million in the Public-Private Investment Fund they manage. As of December 31, 2011, we had funded $18.0 million of this commitment.

During 2010, as general partner of the AllianceBernstein U.S. Real Estate L.P. Fund, we committed to invest up to 2.5% of the capital of the fund up to a maximum of $50 million. As of December 31, 2011, we had funded $3.8 million of this commitment.

Accrued compensation and benefits amounts in the table above exclude our accrued pension obligation. Offsetting our accrued compensation obligations are deferred compensation-related investments and money markets we funded totaling $198.0 million, which are included in our consolidated statement of financial condition. Any amounts reflected on the consolidated statement of financial condition as payables (to broker-dealers, brokerage clients and company-sponsored mutual funds) and accounts payable and accrued expenses are excluded from the table above.

We expect to make contributions to our qualified profit sharing plan of approximately $14 million in each of the next four years. We currently estimate that we will contribute $5.9 million to the Retirement Plan during 2012.

Contingencies

See Note 12 to AllianceBernstein's consolidated financial statements in Item 8 for a discussion of our commitments and contingencies.

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

Goodwill

We have determined that AllianceBernstein has only one operating segment and reporting unit. As of December 31, 2011, goodwill of $3.0 billion on the consolidated statement of financial condition is composed of $2.8 billion as a result of the Bernstein Transaction and $154 million in regard to various smaller acquisitions.

We test goodwill annually, as of September 30, for impairment. As of September 30, 2011, the impairment test indicated that goodwill was not impaired. The carrying value of goodwill is also reviewed if facts and circumstances, such as significant declines in AUM, revenues, earnings or our Holding Unit price, occur, suggesting possible impairment. During the fourth quarter of 2011, the Holding Unit price was below our December 31, 2011 book value per unit for most of the quarter. As such, we re-performed step one of the goodwill impairment test as of December 31, 2011.

The impairment analysis is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of AllianceBernstein, the reporting unit, with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired and the second step of the impairment test is not performed. However, if the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit to the aggregated fair values of its individual assets and liabilities to determine the amount of impairment, if any.

AllianceBernstein estimates its fair value under both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on its unadjusted market valuation (AllianceBernstein Units outstanding multiplied by the price of a Holding Unit) and adjusted market valuations assuming a control premium and earnings multiples. Per the AllianceBernstein Partnership Agreement, the price of a limited partnership interest is equal to the price of a Holding Unit. On an unadjusted basis, AllianceBernstein’s fair value per unit as of December 31, 2011 was $13.08 (the price of a Holding Unit as of that date) as compared to its carrying value, or book value, of $14.33 per unit. Also under the market approach, we assumed a control premium for the reporting unit, which was determined based on an analysis of control premiums for relevant recent acquisitions, as well as applied comparable industry earnings multiples to our current earnings forecast. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. Determining estimated fair value using a discounted cash flow valuation technique consists of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows using an estimated weighted average cost of capital of market participants to arrive at a present value amount that approximates fair value. In our tests, our discounted expected cash flow model uses management’s current four-year business plan, which factors in current market conditions and all material events that have impacted, or that we believed at the time could potentially impact, future expected cash flows and a declining annual growth rate thereafter.

Management has considered the results of the market approach and income approach analysis performed along with a number of other factors (including current market conditions) and has determined that AllianceBernstein’s fair value exceeded its carrying value as of December 31, 2011. As such, no goodwill impairment existed and the second step of the goodwill impairment test was not required.

As a result of increased economic uncertainty and current market dynamics, determining whether an impairment of the goodwill asset exists is increasingly difficult and requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions stagnate or worsen as a result of global debt fears and the threat of another financial crisis, or if we continue to experience significant net redemptions, our AUM, revenues, profitability and unit price may continue to be adversely affected. Although the price of a Holding Unit is just one factor in the calculation of fair value, if current Holding Unit price levels continue or decline further, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. As a result, subsequent impairment tests may be more frequent and be based upon more negative assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

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

In developing the expected long-term rate of return on plan assets of 8.0%, we considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class. We assumed a target allocation weighting of 50% to 70% for equity securities, 20% to 40% for debt securities, and 0% to 10% for real estate investment trusts. Exposure of the total portfolio to cash equivalents on average should not exceed 5% of the portfolio’s value on a market value basis. The plan seeks to provide a rate of return that exceeds applicable benchmarks over rolling five-year periods. The benchmark for the plan’s large cap domestic equity investment strategy is the S&P 500 Index; the small cap domestic equity investment strategy is measured against the Russell 2000 Index; the international equity investment strategy is measured against the MSCI EAFE Index; and the fixed income investment strategy is measured against the Barclays Aggregate Bond Index. The actual rates of return on plan assets were (9.3)%, 9.8% and 29.4% in 2011, 2010 and 2009, respectively. A 25 basis point adjustment, up or down, in the expected long-term rate of return on plan assets would have decreased or increased the 2011 net pension benefit of $0.3 million by approximately $0.2 million.

The objective of our discount rate assumption was to reflect the rate at which our pension obligations could be effectively settled. In making this determination, we considered the timing and amount of benefits that would be payable under the plan’s lump sum option. Our methodology for selecting the discount rate as of December 31, 2011 was to construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the year-by-year, projected benefit cash flow from the plan. The selection of the 5.1% discount rate as of December 31, 2011 represents the Mercer Human Resources (“Mercer”) Bond Model (to the nearest five basis points). The discount rate as of December 31, 2010 was 5.5%, which was used in developing the 2011 net pension charge. The discount rate as of December 31, 2010 represented the Mercer Yield Curve (to the nearest five basis points). The Mercer Yield Curve matched the plan’s cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. Benefit cash flows due in a particular year can be “settled” theoretically by “investing” them in the zero-coupon bond that matures in the same year. The discount rate is the single rate that produces the same present value of cash flows. We believe that the bond model approach is conceptually closer to the accounting guidance (of matching bond maturities and benefit cash flows) than the yield curve approach. A lower discount rate increases pension expense and the present value of benefit obligations. A 25 basis point adjustment, up or down, in the discount rate (along with a corresponding adjustment in the assumed lump sum interest rate) would have decreased or increased the 2011 net pension benefit of $0.3 million by approximately $0.1 million.

Loss Contingencies

Management continuously reviews with legal counsel the status of regulatory matters and pending or threatened litigation. We evaluate the likelihood that a loss contingency exists and record a loss contingency if it is probable and reasonably estimable as of the date of the financial statements. See Note 12 to AllianceBernstein’s consolidated financial statements in Item 8.

Accounting Pronouncements

See Note 24 to AllianceBernstein’s consolidated financial statements in Item 8.

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

•
Our financial condition and ability to issue public and private debt providing adequate liquidity for our general business needs: Our financial condition is dependent on our cash flow from operations, which is subject to the performance of the capital markets, our ability to maintain and grow client assets under management and other factors beyond our control. Our ability to issue public and private debt on reasonable terms, as well as the market for such debt or equity, may be limited by adverse market conditions, our firm’s long-term credit ratings, our profitability and changes in government regulations, including tax rates and interest rates.

•
The possible impairment of goodwill in the future: As a result of increased economic uncertainty and current market dynamics, determining whether an impairment of the goodwill asset exists is increasingly difficult and requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions stagnate or worsen as a result of global debt fears and the threat of another financial crisis, or if we continue to experience significant net redemptions, our AUM, revenues, profitability and unit price may continue to be adversely affected. Although the price of a Holding Unit is just one factor in the calculation of fair value, if current Holding Unit price levels continue or decline further, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. As a result, subsequent impairment tests may be more frequent and be based upon more negative assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

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

•
The degree to which the $89.6 million real estate charge we recorded during the third quarter of 2010 will reduce occupancy costs in future years: The charge we recorded during the third quarter of 2010 and our estimates of reduced occupancy costs in future years were based on existing sub-leases, as well as our then current assumptions of when we would be able to sub-lease the remaining space and market rental rates that would then apply, which were factors largely beyond our control. If our assumptions prove to be incorrect, we may be forced to take an additional charge and/or our estimated occupancy cost reductions may be less than we currently anticipate.

•
The modification we made to deferred compensation and the management of operations servicing and real estate expenses in ways that position our firm for improved financial results over the long term: Changes and volatility in political, economic, capital market or industry conditions can result in changes in demand for our products and services or impact the value of our assets under management, all of which may adversely affect our results of operations. The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset flows. Furthermore, improved flows depend on a number of factors, including our ability to deliver consistent, competitive investment performance, which cannot be assured, conditions of financial markets, consultant recommendations, and changes in our clients’ investment preferences, risk tolerances and liquidity needs.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Holding

Market Risk, Risk Management and Derivative Financial Instruments

Holding’s sole investment is AllianceBernstein Units. Holding did not own, nor was it a party to, any derivative financial instruments during the years ended December 31, 2011, 2010 and 2009.

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

We enter into various futures, forwards and swaps to economically hedge our seed money investments. In addition, we have currency forwards that economically hedge certain cash accounts. As of December 31, 2010, we also had seeded a product consisting of currency forwards, which was liquidated during the first quarter of 2011. We do not hold any derivatives designated in a formal hedge relationship under ASC 815-10, Derivatives and Hedging. See Note 7 to AllianceBernstein's consolidated financial statements in Item 8.

Trading and Non-Trading Market Risk Sensitive Instruments

Investments with Interest Rate Risk—Fair Value

The table below provides our potential exposure with respect to our fixed income investments, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing as of December 31, 2011 and 2010. Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent our view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of our investments in fixed income mutual funds and fixed income hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2011		2010
	Fair Value	Effect of +100 Basis Point Change	Fair Value	Effect of +100 Basis Point Change
	(in thousands)
Fixed Income Investments:
Trading	$171,691	$(8,464)	$208,129	$(10,219)
Available-for-sale and other investments	6,983	(344)	6,536	(321)

Investments with Equity Price Risk—Fair Value

Our investments also include investments in equity securities, mutual funds and hedge funds. The following table provides our potential exposure with respect to our equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing as of December 31, 2011 and 2010. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent our view of future market changes. While these fair value measurements provide a representation of equity price sensitivity of our investments in equity securities, mutual funds and hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2011		2010
	Fair Value	Effect of -10% Equity Price Change	Fair Value	Effect of -10% Equity Price Change
	(in thousands)
Equity Investments:
Trading	$339,308	$(33,931)	$297,481	$(29,748)
Available-for-sale and other investments	277,312	(27,731)	244,409	(24,441)

Item 8.	Financial Statements and Supplementary Data

AllianceBernstein Holding L.P.

Statements of Financial Condition

	December 31,
	2011	2010
	(in thousands, except unit amounts)
ASSETS
Investment in AllianceBernstein	$1,619,980	$1,786,291
Due from AllianceBernstein	5,479	1,277
Other assets	1,072	—
Total assets	$1,626,531	$1,787,568
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Payable to AllianceBernstein	$—	$—
Other liabilities	358	458
Total liabilities	358	458
Commitments and contingencies (See Note 7)
Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,416	1,648
Limited partners: 105,073,342 and 104,986,799 limited partnership units issued and outstanding	1,760,388	1,997,642
Holding Units held by AllianceBernstein to fund deferred compensation plans	(121,186)	(200,284)
Accumulated other comprehensive income (loss)	(14,445)	(11,896)
Total partners’ capital	1,626,173	1,787,110
Total liabilities and partners’ capital	$1,626,531	$1,787,568

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Income

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except per unit amounts)

Equity in net (loss) income attributable to AllianceBernstein Unitholders	$(65,581)	$162,217	$192,513

Income taxes	27,687	28,059	25,324

Net (loss) income	$(93,268)	$134,158	$167,189

Net (loss) income per unit:
Basic	$(0.90)	$1.33	$1.80
Diluted	$(0.90)	$1.32	$1.80

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Changes in Partners’ Capital and Comprehensive Income

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
General Partner’s Capital
Balance, beginning of year	$1,648	$1,668	$1,633
Net (loss) income	(88)	131	179
Cash distributions to unitholders	(144)	(151)	(144)
Balance, end of year	1,416	1,648	1,668
Limited Partners’ Capital
Balance, beginning of year	1,997,642	1,927,991	1,621,168
Net (loss) income	(93,180)	134,027	167,010
Cash distributions to unitholders	(145,552)	(151,208)	(132,929)
Issuance of Holding Units to fund deferred compensation plan awards	—	78,545	272,167
Proceeds from exercise of compensatory options to buy Holding Units	1,478	8,287	—
Other	—	—	575
Balance, end of year	1,760,388	1,997,642	1,927,991
Holding Units held by AllianceBernstein to fund deferred compensation plans
Balance, beginning of year	(200,284)	(123,783)	(36,815)
Holding Units held by AllianceBernstein to fund deferred compensation plans	79,098	(76,501)	(86,968)
Balance, end of year	(121,186)	(200,284)	(123,783)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(11,896)	(7,984)	(24,463)
Unrealized gain (loss) on investments, net of tax	149	139	1,461
Foreign currency translation adjustment, net of tax	2,979	(147)	13,043
Changes in employee benefit related items, net of tax	(5,677)	(3,904)	1,975
Balance, end of year	(14,445)	(11,896)	(7,984)
Total Partners’ Capital	$1,626,173	$1,787,110	$1,797,892

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(93,268)	$134,158	$167,189
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in net loss (income) attributable to AllianceBernstein Unitholders	65,581	(162,217)	(192,513)
Cash distributions received from AllianceBernstein	178,757	182,410	160,114
Changes in assets and liabilities:
(Increase) in due from AllianceBernstein	(4,202)	(1,277)	—
(Increase) decrease in other assets	(1,072)	10	1,387
(Decrease) in payable to AllianceBernstein	—	(1,484)	(3,341)
(Decrease) increase in other liabilities	(100)	(241)	237
Net cash provided by operating activities	145,696	151,359	133,073

Cash flows from investing activities:
Investments in AllianceBernstein with proceeds from exercises of compensatory options to buy Holding Units	(1,478)	(8,287)	—
Net cash used in investing activities	(1,478)	(8,287)	—

Cash flows from financing activities:
Cash distributions to unitholders	(145,696)	(151,359)	(133,073)
Proceeds from exercise of compensatory options to buy Holding Units	1,478	8,287	—
Net cash used in financing activities	(144,218)	(143,072)	(133,073)

Change in cash and cash equivalents	—	—	—
Cash and cash equivalents as of beginning of the year	—	—	—
Cash and cash equivalents as of end of the year	$—	$—	$—

Cash paid:
Income taxes	$28,854	$28,305	$24,749

Non-cash investing activities:
Changes in accumulated other comprehensive income (loss)	(2,549)	(3,912)	16,479
Issuance of Holding Units to fund deferred compensation plan awards	—	78,545	272,167

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

•
Bernstein Research Services—servicing institutional investors seeking high-quality research, portfolio analysis and brokerage-related services, and issuers of publicly-traded securities seeking equity capital markets services.

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

AllianceBernstein provides a broad range of investment services with expertise in:

•	Value equities, generally targeting stocks that are out of favor and considered undervalued;

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Fixed income securities, including taxable and tax-exempt securities;

•	Blend strategies, combining style-pure investment components with systematic rebalancing;

•	Passive management, including both index and enhanced index strategies;

•	Alternative investments, including hedge funds, currency management strategies and private capital (e.g., direct real estate investing); and

•	Asset allocation services, including dynamic asset allocation, customized target date funds, target risk funds and other strategies tailored to help clients meet their investment goals.

AllianceBernstein provides these services using various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global and emerging markets), as well as local and regional disciplines in major markets around the world.

As of December 31, 2011, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of December 31, 2011, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	60.9%
Holding	37.5
Unaffiliated Holders	1.6
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 64.4% economic interest in AllianceBernstein as of December 31, 2011.

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

Holding’s financial statements and notes should be read in conjunction with the consolidated financial statements and notes of AllianceBernstein. AllianceBernstein’s consolidated financial statements and notes are included in Holding’s Form 10-K.

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

Cash Distributions

Holding is required to distribute all of its Available Cash Flow, as defined in the Amended and Restated Agreement of Limited Partnership of Holding (“Holding Partnership Agreement”), to its unitholders pro rata in accordance with their percentage interests in Holding. Available Cash Flow is defined as the cash distributions Holding receives from AllianceBernstein minus such amounts as the General Partner determines, in its sole discretion, should be retained by Holding for use in its business or plus such amounts as the General Partner determines, in its sole discretion, should be released from previously retained cash flow.

On February 10, 2012, the General Partner declared a distribution of $12.6 million, or $0.12 per unit, representing Available Cash Flow for the three months ended December 31, 2011. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each Holding Unit. The distribution is payable on March 8, 2012 to holders of record at the close of business on February 21, 2012. This distribution excludes the impact of AllianceBernstein’s one-time, non-cash deferred compensation charge of $587.1 million taken during the fourth quarter of 2011. See further discussion below in Deferred Compensation Plans.

Total cash distributions per Unit paid to unitholders during 2011, 2010 and 2009 were $1.44, $1.51 and $1.44, respectively.

Deferred Compensation Plans

AllianceBernstein maintains several unfunded, non-qualified deferred compensation plans under which annual awards to employees are generally made in the fourth quarter.

For awards made before 2009, participants were permitted to allocate their awards: (i) among notional investments in Holding Units, certain of the investment services we provide to our clients and a money market fund or (ii) under limited circumstances, in options to buy Holding Units.

•	AllianceBernstein made investments in its services that were notionally elected by the participants and maintained them in a consolidated rabbi trust or separate custodial account.

•
Awards generally vested over four years but could vest more quickly depending on the terms of the individual award, the age of the participant, or the terms of the participant’s employment, separation or retirement agreement. Upon vesting, awards are distributed to participants unless they have made a voluntary long-term election to defer receipt.

•
Quarterly cash distributions on unvested Holding Units for which a long-term deferral election had not been made are paid currently to participants. Quarterly cash distributions on notional investments in Holding Units and income credited on notional investments in our investment services or the money market fund for which a long-term deferral election has been made are reinvested and distributed as elected by participants.

•
Prior to a fourth quarter 2011 amendment made to all outstanding deferred incentive compensation awards of active employees (discussed below), compensation expense for awards under the plans, including changes in participant account balances resulting from gains and losses on related investments (other than in Holding Units and options to buy Holding Units), was recognized on a straight-line basis over the applicable vesting periods. Mark-to-market gains or losses on investments made to fund deferred compensation obligations (other than in Holding Units and options to buy Holding Units) are recognized currently as investment gains (losses) in the consolidated statements of income. In addition, our equity in the earnings of investments in limited partnership hedge funds made to fund deferred compensation obligations is recognized currently as investment gains (losses) in the consolidated statements of income.

Awards in 2010 and 2009 consisted solely of restricted Holding Units and deferred cash. (In 2010, deferred cash was an option available only to certain non-U.S. employees.)

•	AllianceBernstein engaged in open-market purchases of, or issued, Holding Units that were awarded to the participants and held them in a consolidated rabbi trust.

•	Upon vesting, awards are distributed to participants unless they have made a voluntary long-term election to defer receipt.

•
Quarterly cash distributions on unvested restricted Holding Units for which a long-term deferral election had not been made are paid currently to participants. Quarterly cash distributions on vested and unvested restricted Holding Units for which a long-term deferral election has been made are paid currently to participants.

•
Prior to a fourth quarter 2011 amendment made to all outstanding deferred incentive compensation awards of active employees (discussed below), compensation expense for awards under the plans was recognized on a straight-line basis over the applicable vesting periods.

Awards in 2011 allowed employees to allocate their award between restricted Holding Units and deferred cash. Employees (except certain members of senior management) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $250,000 per award, and had until January 13, 2012 to make their elections. The number of restricted Holding Units issued equalled the remaining dollar value of the award divided by the average of the closing prices of a Holding Unit for the five business day period that commenced on January 13, 2012 and concluded on January 20, 2012.

•
Upon approval and communication of the dollar value of the 2011 awards in December 2011, AllianceBernstein recorded a $159.9 million liability for the full dollar value of the awards. In January 2012, 8.7 million restricted Holding Units were issued from the consolidated rabbi trust and AllianceBernstein reclassified $130.3 million of the liability to partners’ capital, and will account for restricted Holding Units as equity-based awards.

•	AllianceBernstein engages in open-market purchases of, or issues, Holding Units that are awarded to the participants and holds them in a consolidated rabbi trust.

•	Quarterly distributions on Holding Units are paid currently to participants.

•	Interest on deferred cash will be accrued monthly based on our monthly weighted average cost of funds.

On November 17, 2011, AllianceBernstein announced that it had implemented changes to its employee long-term incentive compensation award program designed to better align the costs of employee compensation and benefits with the company’s current year financial performance, and provide employees with a higher degree of certainty that they will receive the incentive compensation they are awarded.

AllianceBernstein amended all outstanding deferred incentive compensation awards of active employees, so that employees who terminate their employment or are terminated without cause may retain their award, subject to compliance with certain agreements and restrictive covenants set forth in the applicable award agreement, including restrictions on competition and employee and client solicitation, and a claw-back for failing to follow existing risk management policies. Most equity replacement, sign-on or similar deferred compensation awards included in separate employment agreements or arrangements have not been amended.

AllianceBernstein recognizes compensation expense related to equity compensation grants in the financial statements using the fair value method. Fair value of restricted Holding Unit awards is the closing price of a Holding Unit on the grant date; fair value of options is determined using the Black-Scholes option valuation model. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the required service period. Prior to the amendment made to the employee long-term incentive compensation award program in the fourth quarter of 2011, an employee’s service requirement was typically the same as the delivery dates. This amendment eliminated employee service requirements but did not modify delivery dates contained in the original award agreements.

As a result of this change, AllianceBernstein recorded a one-time, non-cash charge of $587.1 million in the fourth quarter for all unrecognized deferred incentive compensation on the amended outstanding awards from prior years. In addition, AllianceBernstein recorded 100% of the expense associated with its 2011 deferred incentive compensation awards of $159.9 million.

Awards granted in 2011 contained the provisions described above and we expect to add these provisions to deferred incentive compensation awards in the future. Accordingly, AllianceBernstein’s annual incentive compensation expense will reflect 100% of the expense associated with the deferred incentive compensation awarded in each year. This approach to expense recognition will more closely match the economic cost of awarding deferred incentive compensation to the period in which the related service is performed.

Grants of restricted Holding Units and options to buy Holding Units are typically awarded to eligible members of the Board of Directors (“Eligible Directors”) of the General Partner during the second quarter. Restricted Holding Units vest on the third anniversary of the grant date and the options become exercisable ratably over three years. These restricted Holding Units and options are not forfeitable. Due to there being no service requirement, we fully expense these awards on each grant date.

AllianceBernstein funds its restricted Holding Unit awards either by purchasing newly-issued Holding Units from Holding or purchasing Holding Units on the open market, all of which are held in a consolidated rabbi trust until they are distributed to employees upon vesting. In accordance with the AllianceBernstein Partnership Agreement, when Holding issues Holding Units to AllianceBernstein, Holding is required to use the proceeds it receives from AllianceBernstein to purchase the equivalent number of newly-issued AllianceBernstein Units, thus increasing its percentage ownership interest in AllianceBernstein. Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AllianceBernstein.

During 2011 and 2010, AllianceBernstein purchased 13.5 million and 8.8 million Holding Units for $220.8 million and $226.4 million, respectively. These amounts reflect open-market purchases of 11.1 million and 7.4 million Holding Units for $192.1 million and $195.3 million, respectively, with the remainder primarily relating to purchases of Holding Units from employees to allow them to fulfill statutory tax requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

During the third and fourth quarters of 2011, AllianceBernstein adopted a plan to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. The broker selected by AllianceBernstein has the authority under the terms and limitations specified in the plan to repurchase Holding Units on AllianceBernstein’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The amount of Holding Units AllianceBernstein buys each quarter also is subject to the trading volume of Holding Units on the New York Stock Exchange. The plan adopted during the fourth quarter of 2011 does not specify an aggregate limitation and expires at the close of business on February 10, 2012. AllianceBernstein intends to adopt additional Rule 10b5-1 plans so that the firm can continue to engage in open market purchases of Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

AllianceBernstein granted 1.7 million restricted Holding Units (not including 8.7 million restricted Holding Units granted in January 2012 for 2011) and 13.1 million restricted Holding Unit awards to employees during 2011 and 2010, respectively. To fund these awards, AllianceBernstein allocated previously repurchased Holding Units that had been held in the consolidated rabbi trust. The 2011 incentive compensation awards allowed most employees to allocate their award between restricted Holding Units and deferred cash. As a result, 8.7 million restricted Holding Unit awards for the December 2011 awards were issued from the consolidated rabbi trust in January 2012. There were approximately 13.6 million and 6.2 million unallocated Holding Units remaining in the consolidated rabbi trust as of December 31, 2011 and January 31, 2012, respectively. The balance as of January 31, 2012 also reflects repurchases and other activity during January 2012.

New Holding Units are also issued upon exercise of options. Proceeds received by Holding upon exercise of options are used to acquire newly-issued AllianceBernstein Units, increasing Holding’s percentage ownership interest in AllianceBernstein. As of December 31, 2011, there were 8,994,229 options to buy Holding Units outstanding, of which 3,316,961 were exercisable.

3. Net Income Per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each year. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income—diluted”) and dividing by the diluted weighted average number of units outstanding for each year.

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except per unit amounts)

Net (loss) income—basic	$(93,268)	$134,158	$167,189
Additional allocation of equity in net (loss) income attributable to AllianceBernstein resulting from assumed dilutive effect of compensatory options	—	1,640	328
Net (loss) income—diluted	$(93,268)	$135,798	$167,517

Weighted average units outstanding—basic	103,288	101,162	92,906
Dilutive effect of compensatory options	—	1,639	244
Weighted average units outstanding—diluted	103,288	102,801	93,150

Basic net (loss) income per unit	$(0.90)	$1.33	$1.80
Diluted net (loss) income per unit	$(0.90)	$1.32	$1.80

As of December 31, 2011, 2010 and 2009, we excluded 3,813,567, 4,783,472 and 5,752,877 options, respectively, from the diluted net (loss) income per unit computation due to their anti-dilutive effect.

The 2011 net loss per unit includes the impact of AllianceBernstein’s one-time, non-cash deferred compensation charge of $587.1 million taken in the fourth quarter. See further discussion above in Note 2, Deferred Compensation Plans.

4. Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
	(in thousands)

Investment in AllianceBernstein as of January 1,	$1,786,291	$1,800,065
Equity in net (loss) income attributable to AllianceBernstein Unitholders	(65,581)	162,217
Additional investments with proceeds from exercises of compensatory options to buy Holding Units, net	1,478	8,287
Changes in accumulated other comprehensive income (loss)	(2,549)	(3,912)
Cash distributions received from AllianceBernstein	(178,757)	(182,410)
Issuance of Holding Units to AllianceBernstein to fund deferred compensation plan awards	—	78,545
Change in Holding Units held by AllianceBernstein for deferred compensation plans	79,098	(76,501)
Investment in AllianceBernstein as of December 31,	$1,619,980	$1,786,291

5. Units Outstanding

Changes in Holding Units outstanding for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010

Outstanding as of January 1,	105,086,799	101,351,749
Options exercised	86,543	486,017
Units issued	—	3,249,861
Units forfeited	—	(828)
Outstanding as of December 31,	105,173,342	105,086,799

Units issued pertain to Holding Units newly issued under the AllianceBernstein 2010 Long Term Incentive Plan and could include: (i) restricted Holding Unit awards to Eligible Directors, (ii) restricted Holding Unit awards to eligible employees, (iii) restricted Holding Unit awards for recruitment, and (iv) restricted Holding Unit issuances in connection with certain employee separation agreements.

6. Income Taxes

Holding is a “grandfathered” publicly-traded partnership for federal tax purposes and, accordingly, is not subject to federal or state corporate income taxes. However, Holding is subject to the 4.0% New York City unincorporated business tax (“UBT”), net of credits for UBT paid by AllianceBernstein, and to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business. Holding’s partnership gross income is derived from its interest in AllianceBernstein.

The principal reasons for the difference between Holding’s effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31,
	2011		2010		2009
	(in thousands)

UBT statutory rate	$(2,623)	4.0%	$6,489	4.0%	$7,701	4.0%
Federal tax on partnership gross business income	27,687	(42.2)	28,059	17.3	25,324	13.2
Credit for UBT paid by AllianceBernstein	2,623	(4.0)	(6,489)	(4.0)	(7,701)	(4.0)

Income tax expense and effective tax rate	$27,687	(42.2)	$28,059	17.3	$25,324	13.2

Holding’s income tax is computed by multiplying certain AllianceBernstein revenues (primarily U.S. investment advisory fees and SCB LLC commissions) by Holding’s ownership interest in AllianceBernstein, multiplied by the 3.5% tax rate. Although Holding incurred an equity loss on its equity method holding in AllianceBernstein during 2011, Holding had income tax expense as a result of the income tax computation being based on certain AllianceBernstein revenues. During 2010, both AllianceBernstein’s revenues and Holding’s ownership interest in AllianceBernstein increased as compared to 2009, which increased Holding’s income tax provision in 2010 as compared to the prior year. In addition, AllianceBernstein’s net income decreased significantly in 2010 primarily as a result of a real estate charge in the third quarter of 2010, reducing Holding’s equity earnings in 2010 compared to the corresponding period in 2009. As a result of these factors, Holding’s effective tax rate increased from 13.2% in 2009 to 17.3% in 2010.

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

The effect of a tax position is recognized in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based solely on its technical merits. In making this assessment, a company must assume that the taxing authority will examine the tax position and have full knowledge of all relevant information. Accordingly, we have no liability for unrecognized tax benefits as of December 31, 2011, 2010 and 2009. A liability for unrecognized tax benefits, if required, would be recorded in income tax expense and affect the company’s effective tax rate.

We are no longer subject to federal, state and local income tax examinations by tax authorities for all years prior to 2008. Currently, there are no examinations in progress and to date we have not been notified of any future examinations by applicable taxing authorities.

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

We are involved in various matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege significant damages. It is reasonably possible that we could incur some losses pertaining to these matters; however, we believe that any such losses would be immaterial. Furthermore, although any inquiry, proceeding or litigation has the element of uncertainty, management believes that the outcome of any one of these matters that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations or financial condition.

8. Quarterly Financial Data (Unaudited)

	Quarters Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

2011:
Equity in net (loss) income attributable to AllianceBernstein Unitholders	$(193,458)	$34,074	$42,745	$51,058
Net (loss) income	$(199,463)	$27,003	$35,512	$43,680
Basic net (loss) income per unit(1)	$(1.97)	$0.26	$0.34	$0.42
Diluted net (loss) income per unit(1)	$(1.97)	$0.26	$0.34	$0.42
Cash distributions per unit(2)(3)	$0.12	$0.26	$0.34	$0.42

2010:
Equity in net income attributable to AllianceBernstein Unitholders	$50,168	$18,914	$38,925	$54,210
Net income	$42,925	$12,215	$31,772	$47,246
Basic net income per unit(1)	$0.43	$0.12	$0.31	$0.47
Diluted net income per unit(1)	$0.42	$0.12	$0.31	$0.46
Cash distributions per unit(2)	$0.42	$0.12	$0.31	$0.46
_____________
(1)
Basic and diluted net (loss) income per unit are computed independently for each of the periods presented. Accordingly, the sum of the quarterly net (loss) income per unit amounts may not agree to the total for the year.

(2)	Declared and paid during the following quarter.
(3)	The 2011 distribution excludes the impact of AllianceBernstein’s $587.1 million one-time, non-cash deferred compensation charge.

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein Holding L.P.:

In our opinion, the accompanying statements of financial condition and the related statements of income, changes in partners’ capital and comprehensive income and cash flows present fairly, in all material respects, the financial position of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, AllianceBernstein Holding maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AllianceBernstein Holding’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on AllianceBernstein Holding’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 10, 2012

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2011	2010
	(in thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$638,681	$650,191
Cash and securities segregated, at fair value (cost $1,279,779 and $1,109,785)	1,279,855	1,109,891
Receivables, net:
Brokers and dealers	291,276	299,314
Brokerage clients	782,697	747,049
Fees	265,248	343,473
Investments:
Deferred compensation-related	176,370	298,705
Other	618,924	457,850
Furniture, equipment and leasehold improvements, net	273,104	300,442
Goodwill	2,954,668	2,939,170
Intangible assets, net	189,661	205,862
Deferred sales commissions, net	59,999	76,156
Other assets	175,455	151,284
Total assets	$7,705,938	$7,579,387

LIABILITIES AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$279,655	$221,370
Securities sold not yet purchased	39,307	50,539
Brokerage clients	1,895,972	1,750,737
AllianceBernstein mutual funds	122,151	77,179
Accounts payable and accrued expenses	368,049	422,860
Accrued compensation and benefits	534,344	338,560
Debt	444,903	224,991
Total liabilities	3,684,381	3,086,236
Commitments and contingencies (See Note 12)
Capital:
General Partner	42,552	48,964
Limited partners: 277,847,588 and 278,115,232 units issued and outstanding	4,298,908	4,902,854
Capital contributions receivable from General Partner	(12,135)	(15,973)
Holding Units held for deferred compensation plans	(323,382)	(535,410)
Accumulated other comprehensive income (loss)	(38,413)	(31,801)
Partners’ capital attributable to AllianceBernstein Unitholders	3,967,530	4,368,634
Non-controlling interests in consolidated entities	54,027	124,517
Total capital	4,021,557	4,493,151
Total liabilities and capital	$7,705,938	$7,579,387

See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except per unit amounts)

Revenues:
Investment advisory and services fees	$1,916,419	$2,051,692	$1,920,332
Bernstein research services	437,414	430,521	434,605
Distribution revenues	351,621	338,597	277,328
Dividend and interest income	21,499	22,902	26,730
Investment gains (losses)	(82,081)	(1,410)	144,447
Other revenues	107,569	109,803	107,848
Total revenues	2,752,441	2,952,105	2,911,290
Less: Interest expense	2,550	3,548	4,411
Net revenues	2,749,891	2,948,557	2,906,879

Expenses:
Employee compensation and benefits:
Employee compensation and benefits	1,248,497	1,322,221	1,297,753
Deferred compensation charge	587,131	—	—
Promotion and servicing:
Distribution-related payments	302,684	286,676	234,203
Amortization of deferred sales commissions	37,675	47,397	54,922
Other	217,598	192,096	176,703
General and administrative:
General and administrative	533,578	516,185	520,372
Real estate charges	7,235	101,698	8,276
Interest on borrowings	2,545	2,078	2,696
Amortization of intangible assets	21,417	21,344	21,126
Total expenses	2,958,360	2,489,695	2,316,051

Operating (loss) income	(208,469)	458,862	590,828

Non-operating income	—	6,760	33,657

(Loss) income before income taxes	(208,469)	465,622	624,485

Income tax expense	3,098	38,523	45,977

Net (loss) income	(211,567)	427,099	578,508

Net (loss) income of consolidated entities attributable to non-controlling interests	(36,799)	(15,320)	22,381

Net (loss) income attributable to AllianceBernstein Unitholders	$(174,768)	$442,419	$556,127

Net (loss) income per AllianceBernstein Unit:
Basic	$(0.62)	$1.59	$2.07
Diluted	$(0.62)	$1.58	$2.07

See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital and Comprehensive Income

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
General Partner’s Capital
Balance, beginning of year	$48,964	$48,671	$45,010
Net (loss) income	(1,748)	4,424	5,561
Cash distributions to General Partner	(4,775)	(4,978)	(4,647)
Issuances of Holding Units to fund deferred compensation plan awards, net of forfeitures	—	785	2,728
Retirement of AllianceBernstein Units	—	(85)	—
Compensation plan accrual	10	12	14
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	15	83	—
Re-valuation of Holding Units held in rabbi trust	49	52	—
Purchase of Australian joint venture non-controlled interest	37	—	—
Other	—	—	5
Balance, end of year	42,552	48,964	48,671
Limited Partners' Capital
Balance, beginning of year	4,902,854	4,862,158	4,493,496
Net (loss) income	(173,020)	437,995	550,566
Cash distributions to unitholders	(471,691)	(490,118)	(460,086)
Issuance of Holding Units to fund deferred compensation plan awards, net of forfeitures	—	77,721	270,087
Retirement of AllianceBernstein Units	(6,522)	(8,436)	—
Re-valuation of Holding Units held in rabbi trust	4,853	5,090	(5,750)
Compensatory Holding Unit options expense	36,360	9,064	11,889
Compensation plan accrual	945	1,176	1,387
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	1,463	8,204	—
Purchase of Australian joint venture non-controlled interest	3,666	—	—
Other	—	—	569
Balance, end of year	4,298,908	4,902,854	4,862,158
Capital Contributions Receivable
Balance, beginning of year	(15,973)	(19,664)	(23,168)
Capital contributions from General Partner	4,793	4,879	4,905
Compensation plan accrual	(955)	(1,188)	(1,401)
Balance, end of year	(12,135)	(15,973)	(19,664)
Holding Units held for Deferred Compensation Plans
Balance, beginning of year	(535,410)	(338,941)	(125,532)
Purchases of Holding Units to fund deferred compensation plans, net	(220,813)	(226,370)	(7,555)
Issuance of Holding Units to fund deferred compensation plan awards, net of forfeitures	—	(78,506)	(272,815)
Amortization of deferred compensation awards	437,743	113,548	61,211
Re-valuation of Holding Units held in rabbi trust	(4,902)	(5,141)	5,750
Balance, end of year	(323,382)	(535,410)	(338,941)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(31,801)	(21,862)	(72,147)
Unrealized gain (loss) on investments, net of tax	528	348	4,232
Foreign currency translation adjustment, net of tax	7,964	(199)	39,098
Changes in employee benefit related items, net of tax	(15,104)	(10,088)	6,955
Balance, end of year	(38,413)	(31,801)	(21,862)
Total Partners' Capital attributable to AllianceBernstein Unitholders	3,967,530	4,368,634	4,530,362
Non-controlling Interests in Consolidated Entities
Balance, beginning of year	124,517	171,593	169,167
Net (loss) income	(36,799)	(15,320)	22,381
Unrealized gain (loss) on investments	33	108	159
Foreign currency translation adjustment	(550)	3,159	4,074
Acquisitions	(32,101)	—	—
Distributions to non-controlling interests of our consolidated venture capital fund activities	(1,073)	(35,023)	(24,188)
Balance, end of year	54,027	124,517	171,593
Total Capital	$4,021,557	$4,493,151	$4,701,955

See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(211,567)	$427,099	$578,508
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of deferred sales commissions	37,675	47,397	54,922
Amortization of non-cash deferred compensation	474,103	122,612	73,101
Depreciation and other amortization	83,489	81,697	83,851
Unrealized losses (gains) on deferred compensation-related investments	12,037	(39,094)	(184,384)
Unrealized loss (gain) on consolidated venture capital fund	38,974	39,534	(5,762)
Real estate asset write-off charges	4,639	25,521	3,219
Other, net	28,604	(6,692)	(17,324)
Changes in assets and liabilities:
(Increase) decrease in segregated cash and securities	(169,964)	(124,560)	1,587,238
Decrease (increase) in receivables	1,164	(399,549)	66,314
(Increase) decrease in investments	(110,600)	24,062	19,787
(Increase) in deferred sales commissions	(21,518)	(33,366)	(31,568)
(Increase) decrease in other assets	(24,523)	27,151	(18,626)
Increase (decrease) in payables	284,680	543,638	(1,520,959)
(Decrease) increase in accounts payable and accrued expenses	(22,141)	87,844	(21,493)
Increase (decrease) in accrued compensation and benefits	178,870	9,045	(41,361)
Net cash provided by operating activities	583,922	832,339	625,463

Cash flows from investing activities:
Purchases of investments	(56)	(73)	(10,378)
Proceeds from sales of investments	3,507	4,349	6,924
Additions to furniture, equipment and leasehold improvements, net	(38,339)	(23,501)	(53,763)
Purchase of businesses, net of cash acquired	(41,835)	(14,298)	—
Net cash used in investing activities	(76,723)	(33,523)	(57,217)

Cash flows from financing activities:
Issuance (repayment) of commercial paper, net	219,363	(24,247)	(36,751)
(Decrease) increase in overdrafts payable	(38,640)	15,278	(16,860)
Distributions to General Partner and unitholders	(476,466)	(495,096)	(464,733)
Distributions to non-controlling interests in consolidated entities	(1,073)	(35,023)	(24,188)
Capital contributions from General Partner	4,793	4,879	4,905
Additional investment by Holding with proceeds from exercise of compensatory options to buy Holding Units	1,478	8,287	—
Purchases of Holding Units to fund deferred compensation plan awards, net	(220,813)	(226,370)	(6,981)
Purchase of AllianceBernstein Units	(6,522)	(8,521)	—
Debt issuance costs	(69)	(1,932)	—
Other	(26)	(51)	132
Net cash used in financing activities	(517,975)	(762,796)	(544,476)
Effect of exchange rate changes on cash and cash equivalents	(734)	(45)	37,869
Net (decrease) increase in cash and cash equivalents	(11,510)	35,975	61,639
Cash and cash equivalents as of beginning of the period	650,191	614,216	552,577
Cash and cash equivalents as of end of the period	$638,681	$650,191	$614,216

Cash paid:
Interest	$3,001	$3,721	$5,433
Income taxes	29,477	43,072	64,085
Non-cash investing activities:
Fair value of assets acquired	30,368	49,041	—
Fair value of liabilities assumed	(4,999)	(34,743)	—
See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries
Notes to Consolidated Financial Statements

The words “we” and “our” refer collectively to AllianceBernstein L.P. and its subsidiaries (“AllianceBernstein”), or to their officers and employees. Similarly, the word “company” refers to AllianceBernstein. Cross-references are in italics.

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

•
Bernstein Research Services—servicing institutional investors seeking high-quality research, portfolio analysis and brokerage-related services, and issuers of publicly-traded securities seeking equity capital markets services.

We also provide distribution, shareholder servicing and administrative services to the mutual funds we sponsor.

Our high-quality, in-depth research is the foundation of our business. Our research disciplines include fundamental research, quantitative research, economic research and currency forecasting. In addition, we have created several specialized research initiatives, including research examining global strategic changes that can affect multiple industries and geographies.

We provide a broad range of services with expertise in:

•	Value equities, generally targeting stocks that are out of favor and considered undervalued;

•	Growth equities, generally targeting stocks with under-appreciated growth potential;

•	Fixed income securities, including taxable and tax-exempt securities;

•	Blend strategies, combining style-pure investment components with systematic rebalancing;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, currency management strategies and private capital (e.g., direct real estate investing); and

•	Asset allocation services, including dynamic asset allocation, customized target date funds, target risk funds and other strategies tailored to help clients meet their investment goals.

We provide these services using various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global and emerging markets), as well as local and regional disciplines in major markets around the world.

As of December 31, 2011, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“Holding Units”).

As of December 31, 2011, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	60.9%
Holding	37.5
Unaffiliated holders	1.6
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“Holding”) and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 64.4% economic interest in AllianceBernstein as of December 31, 2011.

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

Reclassifications

We reclassified prior period unit and option amortization expense relating to equity awards to members of the Board of Directors (“Board”) of the General Partner, from employee compensation and benefits expense in the consolidated statements of income to general and administrative expense to conform to the current year’s presentation.

Variable Interest Entities

In accordance with Accounting Standards Update (“ASU”) 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, and whether a company is obligated to absorb losses or receive benefits that could potentially be significant to the entity. The standard also requires ongoing assessments of whether a company is the primary beneficiary of a variable interest entity (“VIE”). The provisions of this standard became effective January 1, 2010. In January 2010, the Financial Accounting Standards Board (“FASB”) deferred portions of ASU 2009-17 that relate to asset managers. We determined that all entities for which we are a sponsor and/or investment manager, other than collateralized debt obligations and collateralized loan obligations (collectively “CDOs”), qualify for the scope deferral and will continue to be assessed for consolidation under prior accounting guidance for consolidation of variable interest entities.

As of December 31, 2011, we are the investment manager for five CDOs that meet the definition of a VIE due primarily to the lack of unilateral decision-making authority of the equity holders. The CDOs are alternative investment vehicles created for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. Our management fee structure for these CDOs will typically include a senior management fee, and may also include subordinated and incentive management fees. We hold no equity interest in any of these CDOs. For each of the CDOs, we evaluated the management fee structure, the current and expected economic performance of the entities and other provisions included in the governing documents of the CDOs that might restrict or guarantee an expected loss or residual return. In accordance with ASC 810, we concluded that our investment management contract does not represent a variable interest in four of the five CDOs. As such, we are not required to consolidate these entities.

For the remaining CDO, we concluded our collateral management agreement represented a variable interest primarily due to the level of subordinated fees. We evaluated whether we possessed both of the following characteristics of a controlling financial interest: (1) the power to direct the activities of the VIE that most significantly impacts the entity’s economic performance, and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. We determined that we possessed the decision-making power noted in criteria (1) above.

In evaluating criteria (2) above, we considered all facts regarding the design, terms and characteristics of the CDO and concluded that we do not meet the criteria. Our conclusion was based on the following quantitative and qualitative factors: (a) we have no involvement with the CDO beyond providing investment management services, (b) we hold no equity or debt interests in the CDO, (c) we are not a transferor of any of the assets of the CDO, (d) our expected aggregate fees in future periods are insignificant relative to the expected cash flows of the CDO, (e) the variability of our expected fees in relation to the expected cash flows of the CDO is insignificant, (f) our maximum exposure to loss for the CDO is our investment management fee, which is based upon the fair value of the CDO’s assets, (g) the CDO has no recourse against us for any losses sustained in the CDO structure, (h) we have not provided, nor expect to provide, any financial or other support to the CDO, and (i) there are no liquidity arrangements, guarantees and/or other commitments by third parties that would impact our variable interest in the CDO. As such, we do not have a controlling financial interest in the CDO and we should not consolidate the CDO into our consolidated financial statements. The cash, collateral investments (at fair value) and notes payable (at amortized cost) as of December 31, 2011 of this CDO is $7.6 million, $305.4 million and $317.1 million, respectively.

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

As of December 31, 2011, we have significant variable interests in certain structured products and hedge funds with approximately $22.5 million in AUM. However, these variable interest entities do not require consolidation because management has determined that we are not the primary beneficiary of the expected losses or expected residual returns of these entities. Our maximum exposure to loss is limited to our investment of $0.1 million in these entities.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, money market accounts, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Fees Receivable, Net

Fees receivable are shown net of allowances. An allowance for doubtful accounts related to investment advisory and services fees is determined through an analysis of the aging of receivables, assessments of collectibility based on historical trends and other qualitative and quantitative factors, including the following: our relationship with the client, the financial health (or ability to pay) of the client, current economic conditions and whether the account is closed or active. The allowance for doubtful accounts is not material to fees receivable.

Collateralized Securities Transactions

Customers’ securities transactions are recorded on a settlement date basis, with related commission income and expenses reported on a trade date basis. Receivables from and payables to clients include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables; such collateral is not reflected in the consolidated financial statements. Principal securities transactions and related expenses are recorded on a trade date basis.

Securities borrowed and securities loaned by Sanford C. Bernstein & Co., LLC (“SCB LLC”) and Sanford C. Bernstein Limited (“SCBL”), both indirect wholly-owned subsidiaries, are recorded at the amount of cash collateral advanced or received in connection with the transaction and are included in receivables from and payables to brokers and dealers in the consolidated statements of financial condition. Securities borrowed transactions require SCB LLC and SCBL to deposit cash collateral with the lender. As of December 31, 2011 and 2010, cash collateral on deposit with lenders was $34.9 million and $72.5 million, respectively. With respect to securities loaned, SCB LLC and SCBL receive cash collateral from the borrower. As of December 31, 2011 and 2010, cash collateral received from borrowers was $151.6 million and $42.2 million, respectively. The initial collateral advanced or received approximates or is greater than the fair value of securities borrowed or loaned. SCB LLC and SCBL monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate. As of December 31, 2011 and 2010, there is no allowance provision required for the collateral advanced. Income or expense is recognized over the life of the transactions.

As of December 31, 2011 and 2010, we had $16.8 million and $16.5 million, respectively, of cash on deposit with clearing organizations for trade facilitation purposes. In addition, as of December 31, 2011 and 2010, SCB LLC held U.S. Treasury Bills with values totaling $38.0 million and $35.0 million, respectively, in its investment account which are pledged as collateral with clearing organizations.

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

Investments in United States Treasury Bills, mutual funds, and equity and fixed income securities are classified as either trading or available-for-sale securities. Trading investments are stated at fair value with unrealized gains and losses reported in investment gains and losses on the consolidated statements of income. Available-for-sale investments are stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in partners’ capital. Realized gains and losses on the sale of investments are reported in investment gains and losses on the consolidated statements of income. Average cost is used to determine realized gain or loss on investments sold.

We use the equity method of accounting for investments in limited partnership hedge funds. The equity in earnings of our limited partnership hedge fund investments is reported in investment gains and losses on the consolidated statements of income.

The investments owned by our consolidated venture capital fund are generally illiquid and are initially valued at cost. These investments are adjusted to fair value to reflect the occurrence of “significant developments” (i.e., capital transactions or business, economic or market events). Adjustments to fair value are reported in investment gains and losses on the consolidated statements of income. There are three private equity investments that we own directly outside of our consolidated venture capital fund. Two of the investments are accounted for using the cost method; the third is accounted for at fair value.

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

We have determined that AllianceBernstein has only one operating segment and reporting unit. As of December 31, 2011, goodwill of $3.0 billion on the consolidated statement of financial condition is composed of $2.8 billion as a result of the Bernstein Transaction and $154 million in regard to various smaller acquisitions.

We test goodwill annually, as of September 30, for impairment. As of September 30, 2011, the impairment test indicated that goodwill was not impaired. The carrying value of goodwill is also reviewed if facts and circumstances, such as significant declines in assets under management, revenues, earnings or our Holding Unit price, occur, suggesting possible impairment. During the fourth quarter of 2011, the Holding Unit price was below our December 31, 2011 book value per unit for most of the quarter. As such, we re-performed step one of the goodwill impairment test as of December 31, 2011.

The impairment analysis is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of AllianceBernstein, the reporting unit, with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired and the second step of the impairment test is not performed. However, if the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit to the aggregated fair values of its individual assets and liabilities to determine the amount of impairment, if any.

AllianceBernstein estimates its fair value under both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on its unadjusted market valuation (AllianceBernstein Units outstanding multiplied by the price of a Holding Unit) and adjusted market valuations assuming a control premium and earnings multiples. Per the AllianceBernstein Partnership Agreement, the price of a limited partnership interest is equal to the price of a Holding Unit. On an unadjusted basis, AllianceBernstein’s fair value per unit as of December 31, 2011 was $13.08 (the price of a Holding Unit as of that date) as compared to its carrying value, or book value, of $14.33 per unit. Also under the market approach, we assumed a control premium for the reporting unit, which was determined based on an analysis of control premiums for relevant recent acquisitions, as well as applied comparable industry earnings multiples to our current earnings forecast. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. Determining estimated fair value using a discounted cash flow valuation technique consists of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows using an estimated weighted average cost of capital of market participants to arrive at a present value amount that approximates fair value. In our tests, our discounted expected cash flow model uses management’s current four-year business plan, which factors in current market conditions and all material events that have impacted, or that we believed at the time could potentially impact, future expected cash flows and a declining annual growth rate thereafter.

Management has considered the results of the market approach and income approach analysis performed along with a number of other factors (including current market conditions) and has determined that AllianceBernstein’s fair value exceeded its carrying value as of December 31, 2011. As such, no goodwill impairment existed and the second step of the goodwill impairment test was not required.

As a result of increased economic uncertainty and current market dynamics, determining whether an impairment of the goodwill asset exists is increasingly difficult and requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions stagnate or worsen as a result of global debt fears and the threat of another financial crisis, or if we continue to experience significant net redemptions, our assets under management, revenues, profitability and unit price may continue to be adversely affected. Although the price of a Holding Unit is just one factor in the calculation of fair value, if current Holding Unit price levels continue or decline further, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. As a result, subsequent impairment tests may be more frequent and be based upon more negative assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to acquired investment management contracts of SCB Inc. based on their estimated fair value at the time of acquisition, less accumulated amortization. As of December 31, 2011, intangible assets, net of accumulated amortization, of $189.7 million on the consolidated statement of financial condition composed of $187.2 million of definite-lived intangible assets subject to amortization, of which $181.1 million relates to the Bernstein Transaction, and $2.5 million of indefinite-lived intangible assets not subject to amortization in regard to a smaller acquisition. Intangible assets are recognized at fair value and are generally amortized on a straight-line basis over their estimated useful life of approximately 20 years. The gross carrying amount of intangible assets totaled $424.4 million as of December 31, 2011 and $419.2 million as of December 31, 2010, and accumulated amortization was $234.7 million as of December 31, 2011 and $213.3 million as of December 31, 2010, resulting in the net carrying amount of intangible assets subject to amortization of $189.7 million as of December 31, 2011 and $205.9 million as of December 31, 2010. Amortization expense was $21.4 million for 2011, $21.3 million for 2010 and $21.1 million for 2009. Estimated annual amortization expense for each of the next five years is approximately $22 million.

We periodically review intangible assets for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, additional impairment tests are performed to measure the amount of the impairment loss, if any.

Deferred Sales Commissions, Net

We pay commissions to financial intermediaries in connection with the sale of shares of open-end company-sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). These commissions are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for non-U.S. fund shares, the periods of time during which deferred sales commissions are generally recovered. We recover these commissions from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Since January 31, 2009, our U.S. mutual funds have not offered back-end load shares to new investors. However, our non-U.S. funds continue to offer back-end load shares.

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

Revenue Recognition

Investment advisory and services fees, generally calculated as a percentage of AUM, are recorded as revenue as the related services are performed. Certain investment advisory contracts, including those associated with hedge funds or other alternative investments, provide for a performance-based fee, in addition to or in lieu of a base fee, which is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance-based fees are recorded as a component of revenue at the end of each contract’s measurement period.

We calculate AUM using established fair valuation methodologies, including market-based valuation methods and fair valuation methods. Market-based valuation methods include: last sale/settle prices from an exchange for actively-traded listed equities, options and futures; evaluated bid prices from recognized pricing vendors for fixed income, asset-backed or mortgage-backed issues; mid prices from recognized pricing vendors and brokers for credit default swaps; and quoted bids or spreads from pricing vendors and brokers for other derivative products. Fair valuation methods include discounted cash flow models, evaluation of assets versus liabilities or any other methodology that is validated and approved by our Valuation Committee. Fair valuation methods are used only where AUM cannot be valued using market-based valuation methods, such as in the case of private equity or illiquid securities. Investments utilizing fair valuation methods typically make up an insignificant amount of our total AUM. Recent market volatility has not had a significant effect on our ability to acquire market data and, accordingly, our ability to use market-based valuation methods.

The Valuation Committee, which is composed of senior officers and employees, is responsible for overseeing the pricing and valuation of all investments held in client and AllianceBernstein portfolios. The Valuation Committee has adopted a Statement of Pricing Policies describing principles and policies that apply to pricing and valuing investments held in these portfolios. We have also established a Pricing Group, which reports to the Valuation Committee. The Valuation Committee has delegated to the Pricing Group responsibility for overseeing the pricing process for all investments.

Bernstein Research Services revenue consists primarily of brokerage commissions received by SCB LLC and SCBL for research and brokerage-related services provided to institutional investors. Brokerage commissions earned and related expenses are recorded on a trade-date basis. Bernstein Research Services revenue also consists of underwriting fees, management fees, payments for research services and/or selling concessions from equity capital markets activities, which are recognized as the related services are performed.

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

For awards made before 2009, participants were permitted to allocate their awards: (i) among notional investments in Holding Units, certain of the investment services we provide to our clients and a money market fund or (ii) under limited circumstances, in options to buy Holding Units.

•	We made investments in our services that were notionally elected by the participants and maintained them in a consolidated rabbi trust or separate custodial account.

•
Awards generally vested over four years but could vest more quickly depending on the terms of the individual award, the age of the participant, or the terms of the participant’s employment, separation or retirement agreement. Upon vesting, awards are distributed to participants unless they have made a voluntary long-term election to defer receipt.

•
Quarterly cash distributions on unvested Holding Units for which a long-term deferral election had not been made are paid currently to participants. Quarterly cash distributions on notional investments in Holding Units and income credited on notional investments in our investment services or the money market fund for which a long-term deferral election has been made are reinvested and distributed as elected by participants.

•
Prior to a fourth quarter 2011 amendment made to all outstanding deferred incentive compensation awards of active employees (discussed below), compensation expense for awards under the plans, including changes in participant account balances resulting from gains and losses on related investments (other than in Holding Units and options to buy Holding Units), was recognized on a straight-line basis over the applicable vesting periods. Mark-to-market gains or losses on investments made to fund deferred compensation obligations (other than in Holding Units and options to buy Holding Units) are recognized currently as investment gains (losses) in the consolidated statements of income. In addition, our equity in the earnings of investments in limited partnership hedge funds made to fund deferred compensation obligations is recognized currently as investment gains (losses) in the consolidated statements of income.

Awards in 2010 and 2009 consisted solely of restricted Holding Units and deferred cash. (In 2010, deferred cash was an option available only to certain non-U.S. employees.)

•	We engaged in open-market purchases of, or issued, Holding Units that were awarded to the participants and held them in a consolidated rabbi trust.

•	Upon vesting, awards are distributed to participants unless they have made a voluntary long-term election to defer receipt.

•
Quarterly cash distributions on unvested restricted Holding Units for which a long-term deferral election had not been made are paid currently to participants. Quarterly cash distributions on vested and unvested restricted Holding Units for which a long-term deferral election has been made are paid currently to participants.

•
Prior to a fourth quarter 2011 amendment made to all outstanding deferred incentive compensation awardsof active employees (discussed below), compensation expense for awards under the plans was recognized on a straight-line basis over the applicable vesting periods.

Awards in 2011 allowed employees to allocate their award between restricted Holding Units and deferred cash. Employees (except certain members of senior management) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $250,000 per award, and had until January 13, 2012 to make their elections. The number of restricted Holding Units issued equalled the remaining dollar value of the award divided by the average of the closing prices of a Holding Unit for the five business day period that commenced on January 13, 2012 and concluded on January 20, 2012.

•
Upon approval and communication of the dollar value of the 2011 awards in December 2011, we recorded a $159.9 million liability for the full dollar value of the awards. In January 2012, 8.7 million restricted Holding Units were issued from the consolidated rabbi trust and we reclassified $130.3 million of the liability to partners’ capital, and will account for restricted Holding Units as equity-based awards.

•	We engage in open-market purchases of, or issue, Holding Units that are awarded to the participants and hold them in a consolidated rabbi trust.

•	Quarterly distributions on Holding Units are paid currently to participants.

•	Interest on deferred cash will be accrued monthly based on our monthly weighted average cost of funds.

On November 17, 2011, we announced that we implemented changes to our employee long-term incentive compensation award program designed to better align the costs of employee compensation and benefits with the company’s current year financial performance, and provide employees with a higher degree of certainty that they will receive the incentive compensation they are awarded.

We amended all outstanding deferred incentive compensation awards of active employees, so that employees who terminate their employment or are terminated without cause may retain their award, subject to compliance with certain agreements and restrictive covenants set forth in the applicable award agreement, including restrictions on competition and employee and client solicitation, and a claw-back for failing to follow existing risk management policies. Most equity replacement, sign-on or similar deferred compensation awards included in separate employment agreements or arrangements have not been amended.

We recognize compensation expense related to equity compensation grants in the financial statements using the fair value method. Fair value of restricted Holding Unit awards is the closing price of a Holding Unit on the grant date; fair value of options is determined using the Black-Scholes option valuation model. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the required service period. Prior to the amendment made to the employee long-term incentive compensation award program in the fourth quarter of 2011, an employee’s service requirement was typically the same as the delivery dates. This amendment eliminated employee service requirements but did not modify delivery dates contained in the original award agreements.

As a result of this change, we recorded a one-time, non-cash charge of $587.1 million in the fourth quarter for all unrecognized deferred incentive compensation on the amended outstanding awards from prior years. In addition, we recorded 100% of the expense associated with our 2011 deferred incentive compensation awards of $159.9 million.

Awards granted in 2011 contained the provisions described above and we expect to add these provisions to deferred incentive compensation awards in the future. Accordingly, our annual incentive compensation expense will reflect 100% of the expense associated with the deferred incentive compensation awarded in each year. This approach to expense recognition will more closely match the economic cost of awarding deferred incentive compensation to the period in which the related service is performed.

Grants of restricted Holding Units and options to buy Holding Units are typically awarded to eligible members of the Board (“Eligible Directors”) during the second quarter. Restricted Holding Units vest on the third anniversary of the grant date and the options become exercisable ratably over three years. These restricted Holding Units and options are not forfeitable. Due to there being no service requirement, we fully expense these awards on each grant date.

We fund our restricted Holding Unit awards either by purchasing newly-issued Holding Units from Holding or purchasing Holding Units on the open market, all of which are held in a consolidated rabbi trust until they are distributed to employees upon vesting. In accordance with the AllianceBernstein Partnership Agreement, when Holding issues Holding Units to AllianceBernstein, Holding is required to use the proceeds it receives from AllianceBernstein to purchase the equivalent number of newly-issued AllianceBernstein Units, thus increasing its percentage ownership interest in AllianceBernstein. Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AllianceBernstein.

During 2011 and 2010, we purchased 13.5 million and 8.8 million Holding Units for $220.8 million and $226.4 million, respectively. These amounts reflect open-market purchases of 11.1 million and 7.4 million Holding Units for $192.1 million and $195.3 million, respectively, with the remainder primarily relating to purchases of Holding Units from employees to allow them to fulfill statutory tax requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

During the third and fourth quarters of 2011, we adopted a plan to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. The broker we selected has the authority under the terms and limitations specified in the plan to repurchase Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The amount of Holding Units we buy also is subject to the trading volume of Holding Units on the New York Stock Exchange. The plan adopted during the fourth quarter of 2011 does not specify an aggregate limitation and expires at the close of business on February 10, 2012. We intend to adopt additional Rule 10b5-1 plans so that we can continue to engage in open market purchases of Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

We granted 1.7 million restricted Holding Units (not including 8.7 million restricted Holding Units granted in January 2012 for 2011) and 13.1 million restricted Holding Unit awards to employees during 2011 and 2010, respectively. To fund these awards, we allocated previously repurchased Holding Units that had been held in the consolidated rabbi trust. The 2011 incentive compensation awards allowed most employees to allocate their award between restricted Holding Units and deferred cash. As a result, 8.7 million restricted Holding Unit awards for the December 2011 awards were issued from the consolidated rabbi trust in January 2012. There were approximately 13.6 million and 6.2 million unallocated Holding Units remaining in the consolidated rabbi trust as of December 31, 2011 and January 31, 2012, respectively. The balance as of January 31, 2012 also reflects repurchases and other activity during January 2012.

New Holding Units are also issued by Holding upon exercise of options. Proceeds received by Holding upon exercise of options are used to acquire newly-issued AllianceBernstein Units, increasing Holding’s percentage ownership interest in AllianceBernstein.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into United States dollars (“US$”) at exchange rates in effect at the balance sheet dates, and related revenues and expenses are translated into US$ at average exchange rates in effect during each period. Net foreign currency gains and losses resulting from the translation of assets and liabilities of foreign operations into US$ are reported as a separate component of accumulated other comprehensive income in the consolidated statements of changes in partners’ capital and comprehensive income. Net foreign currency transaction gains (losses) were $(2.4) million, $1.3 million and $(0.4) million for 2011, 2010 and 2009, respectively.

Cash Distributions

AllianceBernstein is required to distribute all of its Available Cash Flow, as defined in the Amended and Restated Agreement of Limited Partnership of AllianceBernstein (“AllianceBernstein Partnership Agreement”), to its unitholders and to the General Partner. Available Cash Flow can be summarized as the cash flow received by AllianceBernstein from operations minus such amounts as the General Partner determines, in its sole discretion, should be retained by AllianceBernstein for use in its business, or plus such amounts as the General Partner determines, in its sole discretion, should be released from previously retained cash flow.

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

On February 10, 2012, the General Partner declared a distribution of $47.7 million, or $0.17 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended December 31, 2011. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on March 8, 2012 to holders of record on February 21, 2012. This distribution excludes the one-time, non-cash deferred compensation charge of $587.1 million taken in the fourth quarter of 2011. See further discussion above in Deferred Compensation Plans.

Total cash distributions per Unit paid to the General Partner and unitholders during 2011, 2010 and 2009 were $1.70, $1.79 and $1.73, respectively.

Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions commencing in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (approximately half of which has occurred) and largely consolidate our New York-based employees into two office locations from three. We recorded pre-tax real estate charges of $101.7 million in 2010 that reflected the net present value of the difference between the amount of our on-going contractual operating lease obligations for this space and our estimate of current market rental rates ($76.2 million), as well as the write-off of leasehold improvements, furniture and equipment related to this space ($25.5 million). We periodically review the assumptions and estimates we used in recording these charges. During 2011, we reduced our real estate liability by $3.5 million as a result of changes in our estimates. The following table summarizes the activity in the liability account relating to this charge for the following periods:

	December 31,
	2011	2010
	(in thousands)

Balance as of January 1,	$89,793	$—
Expense (credit) incurred	(3,506)	76,177
Deferred rent	2,288	22,954
Payments made	(18,696)	(9,814)
Interest accretion	1,285	476
Balance as of end of period	$71,164	$89,793

During 2011, we recorded pre-tax real estate charges totaling $7.2 million for our office space in London, New York and other U.S. locations. The London charge was $8.8 million consisting of a $5.8 million payment to the party to which the lease was assigned, as well as the write-off of $3.0 million of leasehold improvements, furniture and equipment related to the space. We also wrote off an additional $1.5 million of leasehold improvements, furniture and equipment related to the New York space and had miscellaneous charges of $0.4 million. These charges were offset by the $3.5 million credit discussed above.

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

3. Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of December 31, 2011 and 2010, $1.2 billion and $1.1 billion, respectively, of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Exchange Act.

AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), an indirect wholly-owned subsidiary of AllianceBernstein and the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of December 31, 2011 and 2010, $39.9 million and $25.3 million, respectively, of cash were segregated in these bank accounts.

4. Net Income Per Unit

Basic net (loss) income per unit is derived by reducing net (loss) income for the 1% general partnership interest and dividing the remaining 99% by the basic weighted average number of units outstanding for each year. Diluted net (loss) income per unit is derived by reducing net (loss) income for the 1% general partnership interest and dividing the remaining 99% by the total of the basic weighted average number of units outstanding and the dilutive unit equivalents resulting from outstanding compensatory options to buy Holding Units as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except per unit amounts)

Net (loss) income attributable to AllianceBernstein Unitholders	$(174,768)	$442,419	$556,127

Weighted average units outstanding—basic	278,018	275,415	266,300
Dilutive effect of compensatory options to buy Holding Units	—	1,639	244
Weighted average units outstanding—diluted	278,018	277,054	266,544

Basic net (loss) income per AllianceBernstein Unit	$(0.62)	$1.59	$2.07
Diluted net (loss) income per AllianceBernstein Unit	$(0.62)	$1.58	$2.07

For the years ended December 31, 2011, 2010 and 2009, we excluded 3,813,567, 4,783,472 and 5,752,877 options, respectively, from the diluted net (loss) income per unit computation due to their anti-dilutive effect.

The 2011 net (loss) income per unit includes the one-time, non-cash deferred compensation charge of $587.1 million taken in the fourth quarter. See further discussion above in Note 2, Deferred Compensation Plans.

5. Fees Receivables, Net

Fees receivable, net consists of:

	December 31,
	2011	2010
	(in thousands)

AllianceBernstein mutual funds	$120,828	$128,480
Unaffiliated clients (net of allowance of $752 in 2011 and $876 in 2010)	135,416	196,339
Affiliated clients	9,004	18,654
Total fees receivables, net	$265,248	$343,473

6. Investments

Investments consist of:

	December 31,
	2011	2010
	(in thousands)

Available-for-sale	$13,883	$16,588
Trading:
Deferred compensation-related	135,832	239,787
United States Treasury Bills	37,998	52,975
Seed money	278,932	177,589
Other	58,237	35,259
Investments in limited partnership hedge funds:
Deferred compensation-related	40,538	58,918
Seed money/other	123,920	47,735
Consolidated private equity fund	58,749	101,360
Private equity	35,726	17,803
Other	11,479	8,541
Total investments	$795,294	$756,555

Total investments related to deferred compensation obligations of $176.4 million and $298.7 million as of December 31, 2011 and 2010, respectively, consist of company-sponsored mutual funds and limited partnership hedge funds. We typically made investments in our services that were notionally elected by deferred compensation plan participants and maintain them in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AllianceBernstein.

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

We provide seed money to our investment teams to develop new products and services for our clients.

Trading securities also include long positions in corporate equities and long exchange-traded options traded through our options desk.

The following is a summary of the cost and fair value of available-for-sale and trading investments held as of December 31, 2011 and 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2011:
Available-for-sale:
Equity investments	$6,753	$489	$(342)	$6,900
Fixed income investments	6,857	133	(7)	6,983
	$13,610	$622	$(349)	$13,883
Trading:
Equity investments	$375,287	$5,959	$(41,938)	$339,308
Fixed income investments	172,142	3,475	(3,926)	171,691
	$547,429	$9,434	$(45,864)	$510,999

December 31, 2010:
Available-for-sale:
Equity investments	$9,695	$1,380	$(1,023)	$10,052
Fixed income investments	6,267	282	(13)	6,536
	$15,962	$1,662	$(1,036)	$16,588
Trading:
Equity investments	$269,529	$34,211	$(6,259)	$297,481
Fixed income investments	207,436	2,894	(2,201)	208,129
	$476,965	$37,105	$(8,460)	$505,610

Proceeds from sales of available-for-sale investments were approximately $3.5 million, $4.3 million and $6.9 million in 2011, 2010 and 2009, respectively. Realized gains from our sales of available-for-sale investments were $0.1 million in 2011, $0.5 million in 2010 and zero in 2009. Realized losses from our sales of available-for-sale investments were $0.1 million in 2011, $0.4 million in 2010 and $2.5 million in 2009. We assess valuation declines to determine the extent to which such declines are fundamental to the underlying investment or attributable to temporary market-related factors. Based on our assessment, we do not believe the declines are other than temporary as of December 31, 2011.

7. Derivative Instruments

We enter into various futures, forwards and swaps to economically hedge certain of our seed money investments. In addition, we have currency forwards that economically hedge certain cash accounts. As of December 31, 2010, we also had seeded a product consisting of currency forwards, which was liquidated during the first quarter of 2011. Lastly, during 2010 we used currency forwards to economically hedge certain foreign investment advisory fees. We do not hold any derivatives designated in a formal hedge relationship under ASC 815-10, Derivatives and Hedging.

The following table presents the notional value, fair value and gains and losses recognized in investment gains (losses) in the consolidated statement of income as of December 31, 2011 for derivative instruments not designated as hedging instruments:

	Notional Value	Derivative Assets	Derivative Liabilities	Gains (Losses)
	(in thousands)
December 31, 2011:
Exchange-traded futures	$111,447	$127	$2,054	$8,979
Currency forwards	38,330	358	227	453
Interest rate swaps	47,640	136	3,301	(5,585)
Credit default swaps	84,215	2,962	639	676
Total return swaps	38,148	38	1,038	(184)
Total derivatives	$319,780	$3,621	$7,259	$4,339

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

As of December 31, 2011 and 2010, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our consolidated statements of financial condition.

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We take steps to minimize our counterparty exposure through a credit review and approval process. In addition, we executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of December 31, 2011 and 2010, we held $4.4 million and $6.9 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our consolidated statements of financial condition.

Although notional amount is the most commonly used measure of volume in the derivative market, it is not used as a measure of credit risk. Generally, the current credit exposure of our derivative contracts is limited to the net positive estimated fair value of derivative contracts at the reporting date after taking into consideration the existence of netting agreements and any collateral received. A derivative with positive value (a derivative asset) indicates existence of credit risk because the counterparty would owe us if the contract were closed. Alternatively, a derivative contract with negative value (a derivative liability) indicates we would owe money to the counterparty if the contract were closed. Generally, if there is more than one derivative transaction with a single counterparty, a master netting arrangement exists with respect to derivative transactions with that counterparty to provide for aggregate net settlement.

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to the counterparty's credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating (or in some agreements, our assets under management) falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending upon the credit rating of the counterparty. As of December 31, 2011 and 2010, we delivered $14.7 million and $9.3 million, respectively, of cash collateral into brokerage accounts, which is reported in cash and cash equivalents in our consolidated statements of financial condition.

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

Assets Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our financial instruments by pricing observability levels as of December 31, 2011 and 2010:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)

Money markets	$340,548	$—	$—	$340,548
U.S. Treasury bills	—	1,277,944	—	1,277,944
U.K. Treasury bills	—	119	—	119
Equity securities
Growth	107,802	189	—	107,991
Value	60,096	9	—	60,105
Blend	118,208	—	—	118,208
Other(1)	45,583	—	—	45,583
Fixed Income securities
Taxable(2)	110,062	14,488	—	124,550
Tax-exempt(3)	15,366	743	—	16,109
Other	17	—	—	17
Derivatives	127	3,494	—	3,621
Long exchange-traded options	14,322	—	—	14,322
Private equity	11,592	—	64,466	76,058
Total assets measured at fair value	$823,723	$1,296,986	$64,466	$2,185,175

Securities sold not yet purchased
Short equities-corporate	$34,469	$—	$—	$34,469
Short exchange-traded options	3,567	—	—	3,567
Other	1,271	—	—	1,271
Derivatives	2,054	5,205	—	7,259
Total liabilities measured at fair value	$41,361	$5,205	$—	$46,566

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)

Money markets	$323,104	$—	$—	$323,104
U.S. Treasury bills	—	1,137,578	—	1,137,578
U.K. Treasury bills	—	7,911	—	7,911
Equity securities
Growth	97,161	188	69	97,418
Value	73,579	—	—	73,579
Blend	93,590	—	—	93,590
Other(1)	28,868	5,051	—	33,919
Fixed Income securities
Taxable(2)	130,122	21,491	—	151,613
Tax-exempt(3)	9,310	750	—	10,060
Other	17	—	—	17
Derivatives	16	1,628	—	1,644
Long exchange-traded options	9,027	—	—	9,027
Private equity	24,432	23,811	59,345	107,588
Total assets measured at fair value	$789,226	$1,198,408	$59,414	$2,047,048

Securities sold not yet purchased
Short equities-corporate	$42,914	$—	$—	$42,914
Short exchange-traded options	7,622	—	—	7,622
Other	3	—	—	3
Derivatives	318	3,235	—	3,553
Total liabilities measured at fair value	$50,857	$3,235	$—	$54,092
_____________
(1)	Primarily long positions in corporate equities traded through our options desk.
(2)	Primarily corporate and government securities.
(3)	Primarily municipal bonds.

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

•
Equity and fixed income securities: Our equity and fixed income securities consist principally of company-sponsored mutual funds with net asset values and various separately-managed portfolios consisting primarily of equity and fixed income securities with quoted prices in active markets, which are included in Level 1 of the valuation hierarchy. In addition, some securities are valued based on observable inputs from recognized pricing vendors, which are included in Level 2 of the valuation hierarchy. Also, as of December 31, 2010, an insignificant amount of securities are included in Level 3 of the valuation hierarchy.

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

•
Private equity: The valuation of non-public private equity investments owned by our consolidated venture capital fund requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlooks and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. Non-public equity investments are included in Level 3 of the valuation hierarchy because they trade infrequently and, therefore, their fair value is unobservable. Publicly-traded equity investments owned by our consolidated venture capital fund are included in Level 1 of the valuation hierarchy. If they contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy. One of our private securities went public in the first quarter of 2011 and, due to a trading restriction period, $3.6 million was transferred from a Level 3 classification to a Level 2 classification. During the second quarter of 2011, the trading restriction period for one of our public securities lapsed, and, as a result, $20.6 million was transferred from a Level 2 classification to a Level 1 classification. During the third quarter of 2011, the trading restriction period for one of our public securities lapsed, and, as a result, $3.7 million was transferred from a Level 2 classification to a Level 1 classification.

•	Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.

Effective January 1, 2011, we adopted the second part of ASU 2010-06, Improving Disclosures about Fair Value Measurements, which requires that purchases, sales, issuances and settlements be presented separately within the Level 3 reconciliation. The following table summarizes the change in carrying value associated with Level 3 financial instruments carried at fair value:

	December 31, 2011	December 31, 2010
	(in thousands)

Balance as of beginning of period	$59,414	$98,559
Transfers in (out), net	(3,588)	(23,974)
Purchases	10,002	9,423
Sales	(214)	(37,101)
Realized gains (losses), net	(3,106)	16,802
Unrealized gains (losses), net	1,958	(4,295)
Balance as of end of period	$64,466	$59,414

Transfers into and out of all levels of the fair value hierarchy are reflected at end-of-period fair values. Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the consolidated statements of income. A majority of the Level 3 investments are private equity investments owned by our consolidated venture capital fund, of which we own 10% and non-controlling interests own 90%.

Assets Measured at Fair Value on a Nonrecurring Basis

There were no impairments recognized for goodwill, intangible assets or other long-lived assets as of December 31, 2011.

9. Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements, net consist of:

	December 31,
	2011	2010
	(in thousands)

Furniture and equipment	$564,958	$547,961
Leasehold improvements	348,987	330,448
	913,945	878,409
Less: Accumulated depreciation and amortization	(640,841)	(577,967)
Furniture, equipment and leasehold improvements, net	$273,104	$300,442

Depreciation and amortization expense on furniture, equipment and leasehold improvements were $60.9 million, $59.6 million and $61.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

During 2011, we recorded $7.2 million in pre-tax real estate charges. Included in the charges was $4.6 million worth of leasehold improvements, furniture and equipment we wrote off related to the respective spaces. During 2010, we recorded $101.7 million in pre-tax real estate charges in connection with our workforce reductions commencing in 2008. Included in the charges was $25.5 million worth of leasehold improvements, furniture and equipment we wrote off related to the space. See Note 2 for further discussion of the real estate charges.

10. Deferred Sales Commissions, Net

The components of deferred sales commissions, net for the years ended December 31, 2011 and 2010 were as follows:

	December 31,(1)
	2011	2010
	(in thousands)

Carrying amount of deferred sales commissions	$660,735	$624,995
Less: Accumulated amortization	(434,770)	(397,095)
Cumulative CDSC received	(165,966)	(151,744)
Deferred sales commissions, net	$59,999	$76,156
_____________
(1)	Excludes amounts related to fully amortized deferred sales commissions.

Amortization expense was $37.7 million, $47.4 million and $54.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated future amortization expense related to the December 31, 2011 net asset balance, assuming no additional CDSC is received in future periods, is as follows (in thousands):

2012	$26,361
2013	17,646
2014	11,007
2015	4,245
2016	651
2017	89
$59,999

11. Debt

At December 31, 2011 and 2010, AllianceBernstein had $444.9 million and $225.0 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.2% and 0.3%, respectively. The commercial paper and amounts outstanding under the 2010 Credit Facility described below are short term in nature, and as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during 2011 and 2010 were $273.6 million and $104.2 million, respectively, with weighted average interest rates of approximately 0.2% for both periods.

On December 9, 2010, AllianceBernstein entered into a committed, unsecured three-year senior revolving credit facility (the “2010 Credit Facility”) with a group of commercial banks and other lenders in an original principal amount of $1.0 billion with SCB LLC as an additional borrower.

The 2010 Credit Facility replaced AllianceBernstein’s existing $1.95 billion of committed credit lines (comprised of two separate lines – a $1.0 billion committed, unsecured revolving credit facility in the name of AllianceBernstein, which had a scheduled expiration date of February 17, 2011, and SCB LLC’s $950 million committed, unsecured revolving credit facility, which had a scheduled expiration date of January 25, 2011), both of which were terminated upon the effectiveness of the 2010 Credit Facility. AllianceBernstein has agreed to guarantee the obligations of SCB LLC under the 2010 Credit Facility.

The 2010 Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the 2010 Credit Facility and management expects to draw on the 2010 Credit Facility from time to time.

The 2010 Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. We are in compliance with these covenants. The 2010 Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the 2010 Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

The 2010 Credit Facility provides for possible increases in principal amount by up to an aggregate incremental amount of $250 million (“accordion feature”), any such increase being subject to the consent of the affected lenders. Amounts under the 2010 Credit Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. Voluntary prepayments and commitment reductions requested by us are permitted at any time without fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the 2010 Credit Facility bear interest at a rate per annum, which will be, at our option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AllianceBernstein, plus one of the following indexes: London Interbank Offered Rate; a floating base rate; or the Federal Funds rate.

On January 17, 2012, the 2010 Credit Facility was amended and restated. The principal amount was amended to $900 million from the original principal amount of $1.0 billion. Also, the amendment increased the accordion feature from $250 million to $350 million. In addition, the maturity date of the 2010 Credit Facility was extended from December 9, 2013 to January 17, 2017. There were no other significant changes in terms and conditions included in this amendment.

As of December 31, 2011 and 2010, we had no amounts outstanding under the 2010 Credit Facility. Average daily borrowings outstanding under the 2010 Credit Facility outstanding during 2011 and 2010 were $0.1 million and $65.6 million, respectively, with weighted average interest rates of approximately 1.3% and 0.3%, respectively.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200.0 million while three lines have no stated limit.

As of December 31, 2011 and 2010, we had no uncommitted bank loans outstanding. Average daily borrowings of uncommitted bank loans during 2011 and 2010 were $6.4 million and $2.4 million, respectively, with weighted average interest rates of approximately 1.3% and 1.5%, respectively.

12. Commitments and Contingencies

Operating Leases

We lease office space, furniture and office equipment under various operating leases. The future minimum payments under non-cancelable leases, sublease commitments and related payments we are obligated to make, net of sublease commitments of third party lessees to make payments to us, as of December 31, 2011 are as follows:

	Payments	Sublease Receipts	Net Payments
	(in millions)

2012	$148.2	$13.0	$135.2
2013	148.9	14.2	134.7
2014	149.7	13.7	136.0
2015	151.6	13.4	138.2
2016	151.5	14.1	137.4
2017 and thereafter	1,336.1	42.5	1,293.6
Total future minimum payments	$2,086.0	$110.9	$1,975.1

Office leases contain escalation clauses that provide for the pass through of increases in operating expenses and real estate taxes. Rent expense, which is amortized on a straight-line basis over the life of the lease, was $121.2 million, $121.5 million and $133.6 million, respectively, for the years ended December 31, 2011, 2010 and 2009, net of sublease income of $3.2 million, $3.2 million and $3.4 million, respectively, for the years ended December 31, 2011, 2010 and 2009. In addition, we accelerated rent of $2.6 million and $76.2 million in 2011 and 2010, respectively. See Note 2 for further discussion of the real estate charges.

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

We are involved in various matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege significant damages. It is reasonably possible that we could incur some losses pertaining to these matters; however, we believe that any such losses would be immaterial. Furthermore, although any inquiry, proceeding or litigation has the element of uncertainty, management believes that the outcome of any one of these matters that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations or financial condition.

Other

During 2009, we entered into a subscription agreement under which we committed to invest up to $40 million in a venture capital fund over a six-year period. In December 2011, we sold 12.5% of our funded interest and commitment to an unaffiliated third party for $2.0 million. As of December 31, 2011, we had funded $14.0 million, net of the sales proceeds, of our revised commitment of $35 million.

Also during 2009, we were selected by the U.S. Treasury Department as one of nine pre-qualified investment managers under the Public-Private Investment Program. As part of the program, each investment manager is required to invest a minimum of $20 million in the Public-Private Investment Fund they manage. As of December 31, 2011, we funded $18.0 million of this commitment.

During 2010, as general partner of the AllianceBernstein U.S. Real Estate L.P. (the “Real Estate Fund”), we committed to invest up to 2.5% of the capital of the Real Estate Fund up to a maximum of $50 million. As of December 31, 2011, we had funded $3.8 million of this commitment.

13. Net Capital

SCB LLC, a broker-dealer and a member organization of the New York Stock Exchange (“NYSE”), is subject to the Uniform Net Capital Rule 15c3-1 of the Exchange Act. SCB LLC computes its net capital under the alternative method permitted by the rule, which requires that minimum net capital, as defined, equal the greater of $1 million, or two percent of aggregate debit items arising from customer transactions, as defined. As of December 31, 2011, SCB LLC had net capital of $111.3 million, which was $96.0 million in excess of the minimum net capital requirement of $15.3 million. Advances, dividend payments and other equity withdrawals by SCB LLC are restricted by the regulations of the U.S. Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority, Inc., and other securities agencies.

SCBL is a member of the London Stock Exchange. As of December 31, 2011, SCBL was subject to financial resources requirements of $16.5 million imposed by the Financial Services Authority of the United Kingdom and had aggregate regulatory financial resources of $47.0 million, an excess of $30.5 million.

AllianceBernstein Investments serves as distributor and/or underwriter for certain company-sponsored mutual funds. AllianceBernstein Investments is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the SEC. AllianceBernstein Investments’ net capital as of December 31, 2011 was $46.2 million, which was $46.1 million in excess of its required net capital of $0.1 million.

Many of our subsidiaries around the world are subject to minimum net capital requirements by the local laws and regulations to which they are subject. As of December 31, 2011, each of our subsidiaries subject to a minimum net capital requirement satisfied the applicable requirement.

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

Other Counterparties

SCB LLC and SCBL are engaged in various brokerage activities on behalf of clients, including Sanford C. Bernstein (Hong Kong) Limited (an indirect wholly-owned subsidiary of AllianceBernstein), in which counterparties primarily include broker-dealers, banks and other financial institutions. In the event counterparties do not fulfill their obligations, SCB LLC and SCBL may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is SCB LLC’s and SCBL’s policy to review, as necessary, each counterparty’s creditworthiness.

In connection with security borrowing and lending arrangements, SCB LLC and SCBL enter into collateralized agreements, which may result in credit exposure in the event the counterparty to a transaction is unable to fulfill its contractual obligations. Security borrowing arrangements require SCB LLC and SCBL to deposit cash collateral with the lender. With respect to security lending arrangements, SCB LLC (SCBL does not participate in security lending arrangements) receives collateral in the form of cash in amounts generally in excess of the market value of the securities loaned. SCB LLC minimizes credit risk associated with these activities by establishing credit limits for each broker and monitoring these limits on a daily basis. Additionally, security borrowing and lending collateral is marked to market on a daily basis, and additional collateral is deposited by or returned to SCB LLC and SCBL as necessary.

15. Qualified Employee Benefit Plans

We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes. Aggregate contributions for 2011, 2010 and 2009 were $13.7 million, $14.6 million and $15.2 million, respectively.

We maintain several defined contribution plans for foreign employees in our subsidiaries in the United Kingdom, Australia, Japan and other foreign locations outside the United States. Employer contributions are generally consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $7.7 million, $7.1 million and $7.7 million in 2011, 2010 and 2009, respectively.

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

Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by ERISA and not greater than the maximum amount we can deduct for federal income tax purposes. We contributed $6.9 million to the Retirement Plan during 2011. We currently estimate that we will contribute $5.9 million to the Retirement Plan during 2012. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, has not determined the amount, if any, of additional future contributions that may be required.

The Retirement Plan’s projected benefit obligation, fair value of plan assets, and funded status (amounts recognized in the consolidated statements of financial condition) were as follows:

	Years Ended December 31,
	2011	2010
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$87,733	$77,164
Interest cost	4,627	4,600
Actuarial loss	4,585	9,634
Benefits paid	(2,290)	(3,665)
Projected benefit obligation at end of year	94,655	87,733
Change in plan assets:
Plan assets at fair value at beginning of year	64,627	56,592
Actual return on plan assets	(5,912)	5,600
Employer contribution	6,900	6,100
Benefits paid	(2,290)	(3,665)
Plan assets at fair value at end of year	63,325	64,627
Funded status	$(31,330)	$(23,106)

The amounts recognized in other comprehensive income (loss) for 2011 and 2010 were as follows:

	2011	2010
	(in thousands)

Unrecognized net loss from experience different from that assumed and effects of changes and assumptions	$(15,231)	$(8,225)
Unrecognized net plan assets as of January 1, 1987 being recognized over 26.3 years	(143)	(143)
	(15,374)	(8,368)
Income tax benefit	332	71
Other comprehensive loss	$(15,042)	$(8,297)

The amounts included in accumulated other comprehensive income (loss) as of December 31, 2011 and 2010 were as follows:

	2011	2010
	(in thousands)

Unrecognized net loss from experience different from that assumed and effects of changes and assumptions	$(39,070)	$(23,839)
Unrecognized net plan assets as of January 1, 1987 being recognized over 26.3 years	190	333
	(38,880)	(23,506)
Income tax benefit	849	517
Accumulated other comprehensive loss	$(38,031)	$(22,989)

The estimated initial plan assets and amortization of loss for the Retirement Plan that will be amortized from accumulated other comprehensive income over the next year is $143,017 and $865,624, respectively. The accumulated benefit obligation for the plan was $94.7 million and $87.7 million, respectively, as of December 31, 2011 and 2010.

The discount rates used to determine benefit obligations as of December 31, 2011 and 2010 (measurement dates) were 5.1% and 5.5%, respectively.

The following benefit payments, which reflect expected future service, are expected to be paid as follows (in thousands):

2012	$4,364
2013	3,969
2014	3,314
2015	5,072
2016	5,850
2017-2021	25,163

Net expense under the Retirement Plan consisted of:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)

Interest cost on projected benefit obligations	$4,627	$4,600	$4,419
Expected return on plan assets	(5,133)	(4,453)	(3,110)
Amortization of transition asset	(143)	(143)	(143)
Recognized actuarial loss	399	262	431
Net pension (benefit) charge	$(250)	$266	$1,597

Actuarial computations used to determine net periodic costs were made utilizing the following weighted-average assumptions:

	Years Ended December 31,
	2011	2010	2009

Discount rate on benefit obligations	5.50%	6.05%	6.20%
Expected long-term rate of return on plan assets	8.00	8.00	8.00

The Retirement Plan’s asset allocation percentages consisted of:

	December 31,
	2011	2010

Equity securities	62%	60%
Debt securities	28	32
Real estate	10	8
	100%	100%

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

The following table summarizes the valuation of our Retirement Plan assets by pricing observability levels as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash	$9	$—	$—	$9
Government securities
U.S. Treasury bills	—	662	—	662
Agency Discount notes	—	208	—	208
Real estate mutual fund	6,358	—	—	6,358
Fixed income mutual funds	16,591	—	—	16,591
Equity mutual funds	10,938	—	—	10,938
Equity private investment trusts	—	28,559	—	28,559
Total assets measured at fair value	$33,896	$29,429	$—	$63,325

The following table summarizes the valuation of our Retirement Plan assets by pricing observability levels as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash	$63	$—	$—	$63
Government securities
U.S. Treasury bills	—	1,898	—	1,898
Agency Discount notes	—	580	—	580
Real estate mutual fund	5,345	—	—	5,345
Offshore hedge funds
Fixed/equity securities	—	5,515	—	5,515
Private investment trusts
Fixed securities	—	14,015	—	14,015
Equity securities	—	37,211	—	37,211
Total assets measured at fair value	$5,408	$59,219	$—	$64,627

See Note 8 for a description of how we measure the fair value of our plan assets.

The Retirement Plan invests in a real estate mutual fund which is an open-end fund that seeks total return from long-term growth of capital and income. Typically the mutual fund invests at least 80% of its net assets in real estate investment trusts and other real estate industry companies. The mutual fund is subject to certain risks associated with the direct ownership of real estate and with the real estate industry in general. To the extent that assets underlying the mutual fund’s investments are concentrated geographically, by property type or in certain other respects, the mutual fund may be subject to additional risks.

The Retirement Plan also invests in two fixed income mutual funds. One of the mutual funds seeks to provide safety of principal and a moderate rate of income that is subject to taxes. Typically the mutual funds invest at least 80% of their net assets in securities rated A- or better and comparably rated commercial paper and notes. The other fixed income mutual fund seeks to generate current income consistent with preservation of capital. The mutual fund invests in debt securities with a range of maturities from short- to long-term.

The Retirement Plan invests in two equity mutual funds. One equity mutual fund seeks long-term growth of capital through the pursuit of opportunistic growth by investing in a global universe of companies in multiple industries that may benefit from innovation. The second mutual fund’s objective is to maximize real return, which equals total return less the estimated effect of inflation. The mutual fund invests principally in instruments that are affected directly or indirectly by the level and change in rate of inflation.

Finally the Retirement Plan invests in two equity private investment trusts. One of these trusts invests primarily in equity securities of companies located around the world, while the other invests primarily in equity securities of non-U.S. companies located in emerging market countries.

The government securities held by the Retirement Plan consist of United States Treasury bills and Agency Discount notes.

We provide postretirement medical benefits which allow retirees between the ages of 55 and 65 meeting certain service requirements, at their election, to continue to participate in our group medical program by paying 100% of the applicable group premium. Retirees older than 65 may also continue to participate in our group medical program, but are required to pay the full expected cost of benefits. To the extent that retirees’ medical costs exceed premiums paid, we incur the cost of providing a postretirement medical benefit. During 2011, our net periodic benefit cost was $0.8 million, and our aggregate benefit obligation as of December 31, 2011 is $6.7 million.

16. Long-term Incentive Compensation Plans

We maintain an unfunded, non-qualified incentive compensation program known as the 2011 AllianceBernstein Incentive Compensation Award Program (the “Incentive Compensation Program”) under which annual awards may be granted to eligible employees. See Note 2. Summary of Significant Accounting Policies – Deferred Compensation Plans for a discussion of the award provisions.

Under the Incentive Compensation Program, we made awards in 2011, 2010 and 2009 aggregating $159.9 million, $275.6 million and $223.1 million, respectively. The amounts charged to employee compensation and benefits for the years ended December 31, 2011, 2010 and 2009 were $654.3 million (which includes $509.1 million of the one-time, non-cash deferred compensation charge), $207.9 million and $202.3 million, respectively.

During 2005, we established the AllianceBernstein Financial Advisor Wealth Accumulation Plan (“Wealth Accumulation Plan”), a voluntary unfunded, non-qualified incentive plan. The Wealth Accumulation Plan was established to attract, motivate and retain eligible employees expected to make significant contributions to the future growth and success of Bernstein Global Wealth Management, the unit of AllianceBernstein that services private clients. Participants designate the percentage of their awards to be notionally invested in Holding Units or certain of our investment services. No more than 50% of the award may be notionally invested in Holding Units. Prior to the amendments made in the fourth quarter of 2011, all awards vested annually on a pro rata basis over the term of the award. There were no awards granted under this plan in 2011 and 2010. We made awards totaling $16.5 million in 2009. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2011, 2010 and 2009 were $25.5 million (which includes $24.8 million of the one-time, non-cash deferred compensation charge), $8.5 million and $9.5 million, respectively.

During 2003, we established the AllianceBernstein Commission Substitution Plan (“Commission Substitution Plan”), an unfunded, non-qualified incentive plan. Employees whose principal duties are to sell or market the products or services of AllianceBernstein and whose compensation is entirely or mostly commission-based were eligible for an award under this plan. Participants designated the percentage of their awards to be allocated to notional investments in Holding Units or in certain of our investment services. Awards vested ratably over a three-year period and were amortized as employee compensation expense. The Commission Substitution Plan was terminated in 2007 and no awards have been made since 2006. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2011, 2010 and 2009 were $0.1 million, $0.1 million and $10.5 million, respectively.

We maintain an unfunded, non-qualified deferred compensation plan known as the Capital Accumulation Plan and also have assumed obligations under contractual unfunded deferred compensation arrangements covering certain executives (“Contractual Arrangements”). The Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made. The Board may terminate the Capital Accumulation Plan at any time without cause, in which case our liability would be limited to benefits that have vested. Payment of vested benefits under both the Capital Accumulation Plan and the Contractual Arrangements will generally be made over a ten-year period commencing at retirement age. The General Partner is obligated to make capital contributions to AllianceBernstein in amounts equal to benefits paid under the Capital Accumulation Plan and the Contractual Arrangements. Amounts included in employee compensation and benefits expense for the Capital Accumulation Plan and the Contractual Arrangements for the years ended December 31, 2011, 2010 and 2009 were $0.9 million, $1.2 million and $1.4 million, respectively.

17. Compensatory Unit Awards and Option Plans

Effective as of July 1, 2010, we established the AllianceBernstein 2010 Long Term Incentive Plan (“2010 Plan”), as amended, which was adopted by Holding Unitholders at a special meeting of Holding Unitholders held on June 30, 2010. Since the 2010 Plan was adopted, the following forms of awards have been available for grant to employees and Eligible Directors: (i) restricted Holding Units or phantom restricted Holding Units (a “phantom” award is a contractual right to receive Holding Units at a later date or upon a specified event); (ii) options to buy Holding Units; and (iii) other Holding Unit-based awards (including, without limitation, Holding Unit appreciation rights and performance awards). The purpose of the 2010 Plan is to promote the interest of AllianceBernstein by: (i) attracting and retaining talented officers, employees and directors, (ii) motivating such officers, employees and directors by means of performance-related incentives to achieve longer-range business and operational goals, (iii) enabling such officers, employees and directors to participate in the long-term growth and financial success of AllianceBernstein, and (iv) aligning the interests of such officers, employees and directors with those of Holding Unitholders. The 2010 Plan will expire on June 30, 2020, and no awards under the 2010 Plan will be made after that date. Under the 2010 Plan, the number of newly-issued Holding Units with respect to which awards may be granted is 30.0 million. The 2010 Plan also permits us to award an additional 30.0 million Holding Units if we acquire the Holding Units on the open market or through private purchases. As of December 31, 2011, we had granted 13.2 million Holding Unit awards, net of forfeitures, under the 2010 Plan. As of December 31, 2011, 27.0 million newly-issued Holding Units and 19.8 million repurchased Holding Units were available for grant.

The 2010 Plan was amended by the Board in May 2011, expanding the universe of persons eligible to receive awards under the 2010 Plan to include any member of the Board who is a former executive or former employee of an affiliate of Holding. For purposes of this amendment, “affiliate” includes any company or other entity that directly, or indirectly through one or more intermediaries, controls, is controlled by or is under common control with, AllianceBernstein.

The 2010 Plan was further amended by the Compensation Committee of the Board (“Compensation Committee”) in December 2011, clarifying that, where duly authorized by the Compensation Committee or the Board, continued vesting of Awards after a Termination (as those terms are defined in the 2010 Plan or the applicable award agreement) in circumstances where such continued vesting is conditioned on compliance with (A) one or more restrictive covenants, and/or (B) a standard of conduct regarding appropriate consideration of risk set forth in the applicable award agreement, shall count towards satisfying the minimum vesting requirement set forth in Section 6(b)(i) of the 2010 Plan.

In 1997, we established the 1997 Long Term Incentive Plan (“1997 Plan”), under which options to buy Holding Units, restricted Holding Units and phantom restricted Holding Units, performance awards, and other Holding Unit-based awards were available for grant to key employees and independent directors of the General Partner for terms established at the time of grant (generally 10 years). Options granted to employees are generally exercisable at a rate of 20% of the Holding Units subject to such options on each of the first five anniversary dates of the date of grant (except for certain options awarded under the Special Option Program, which are described below); options granted to independent directors are generally exercisable at a rate of 33.3% of the Holding Units subject to such options on each of the first three anniversary dates of the date of grant. Restricted Holding Units awarded to independent directors of the General Partner vest on the third anniversary of the grant date or immediately upon a director’s resignation. Restricted Holding Units awarded to our CEO (as described below under “Restricted Holding Unit Awards”) vest 20% on each of the first five anniversary dates of the grant date. Restricted Holding Units awarded under the Incentive Compensation Program vest 25% on December 1st of the subsequent four years. The 1997 Plan expired on July 26, 2010.

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

Option Awards

In 2007, the Compensation Committee approved the Special Option Program, under which selected senior officers voluntarily allocate a specified portion of their annual long-term incentive compensation award to options to buy Holding Units. On January 23, 2009, the Compensation Committee granted an award of options to buy 6,534,182 Holding Units to 67 selected senior officers. The exercise price is $17.05, the closing price of Holding Units on the grant date, and the fair value is $3.51 per option.

The equity needed to fund awards under the Special Option Program was taken from the 1997 Plan (and reduced amounts available for grant under that plan accordingly). Future awards under the Special Option Program, if any, will take equity from the 2010 Plan or any successor equity compensation plan (and will reduce amounts available for grant under such plans accordingly).

Options to buy Holding Units (including grants to Eligible Directors) were granted as follows: 70,238 options were granted during 2011, 387,661 options were granted during 2010, and 6,565,302 options were granted during 2009. The weighted average fair value of options to buy Holding Units granted during 2011, 2010 and 2009 was $5.98, $6.18 and $3.52, respectively, on the date of grant, determined using the Black-Scholes option valuation model with the following assumptions:

	2011	2010	2009

Risk-free interest rate	1.9%	2.2 – 2.3%	1.6 – 2.1%
Expected cash distribution yield	5.4%	7.2 – 8.2%	5.2 – 6.1%
Historical volatility factor	47.3%	46.2 – 46.6%	40.0 – 44.6%
Expected term	6.0 years	6.0 years	6.0 – 6.5 years

Due to a lack of sufficient historical data, we have chosen to use the simplified method to calculate the expected term of options.

The following table summarizes the activity in our option plan during 2011:

	Options to Buy Holding Units	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2010	10,217,871	$41.24	6.9
Granted	70,238	21.75
Exercised	(86,543)	17.05
Forfeited	(778,557)	55.66
Expired	(428,780)	50.59
Outstanding as of December 31, 2011	8,994,229	39.63	6.4	$—
Exercisable as of December 31, 2011	3,316,961	36.65	5.6	—
Vested or expected to vest as of December 31, 2011	8,994,229	39.63	6.4	—

The aggregate intrinsic value as of December 31, 2011 on options outstanding, exercisable and expected to vest is negative, and is therefore presented as zero in the table above. The total intrinsic value of options exercised during 2011, 2010 and 2009 was $0.4 million, $5.6 million and zero, respectively.

Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the options awarded (determined using the Black-Scholes option valuation model) and is recognized over the required service period. We recorded compensation expense relating to option grants of $36.4 million (which includes $35.2 million of the one-time, non-cash deferred compensation charge), $9.1 million and $11.9 million, respectively, for the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, there was $0.9 million of compensation cost related to unvested option grants not yet recognized in the consolidated statement of income. The cost is expected to be recognized over a weighted average period of 1.3 years.

Restricted Holding Unit Awards

In 2011, 2010 and 2009, restricted Holding Units were awarded to Eligible Directors. These Holding Units give the Eligible Directors, in most instances, all the rights of other Holding Unitholders subject to such restrictions on transfer as the Board may impose. We awarded 19,313, 5,275 and 8,210 restricted Holding Units, respectively, in 2011, 2010 and 2009 with grant date fair values of $21.75, $28.46 and $18.27, respectively, per restricted Holding Unit. All of the restricted Holding Units vest on the third anniversary of grant date or immediately upon a director’s resignation. We fully expensed these awards on each grant date. We recorded compensation expense relating to these awards of $0.4 million, $0.2 million and $0.1 million, respectively, for the years ended December 31, 2011, 2010 and 2009.

In accordance with the terms of the employment agreement among Mr. Kraus, Chairman and CEO, the General Partner, Holding and AllianceBernstein dated December 19, 2008, Mr. Kraus was granted 2,722,052 restricted Holding Units with a grant date fair value of $19.20. Subject to accelerated vesting provisions in Mr. Kraus’s employment agreement, his restricted Holding Units vest ratably on each of the first five anniversaries of December 19, 2008, commencing December 19, 2009, provided, with respect to each installment, Mr. Kraus continues to be employed by AllianceBernstein on the vesting date. The agreement provides for immediate vesting upon AXA ceasing to control the management of AllianceBernstein’s business or Holding ceasing to be publicly-traded and certain qualifying terminations of employment, including termination of Mr. Kraus’s employment (i) by AllianceBernstein without cause, (ii) by Mr. Kraus for good reason (“good reason” generally means actions taken by AllianceBernstein resulting in a material negative change in Mr. Kraus’s employment relationship, including assignment to Mr. Kraus of duties materially inconsistent with his position or a requirement that Mr. Kraus report to an officer or employee of AllianceBernstein instead of reporting directly to the Board), and (iii) due to death or disability. Mr. Kraus’s service requirement included in his employment agreement was not impacted by the amendment to the employee long-term incentive compensation award program in the fourth quarter of 2011. We recorded compensation expense relating to the CEO restricted Holding Unit grant of $10.5 million for each of the years ended December 31, 2011, 2010 and 2009.

In 1993, we established the Century Club Plan, under which employees of AllianceBernstein whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds and who meet certain sales targets, are eligible to receive an award of restricted Holding Units. Awards granted prior to December 2010 vested ratably over three years and subsequent awards vest ratably over four years. The service requirement for Century Club participants was impacted by the amendment to the employee long-term incentive compensation award program in the fourth quarter of 2011. We awarded 57,828, 95,531 and 46,163 restricted Holding Units in 2011, 2010 and 2009, respectively. The grant date fair values of these awards were $13.38 in 2011, $27.45 and $23.72 in 2010 and $12.17 in 2009 per Holding Unit. We recorded compensation expense relating to the Century Club Plan grants of $3.0 million (which includes $2.2 million of the one-time, non-cash deferred compensation charge), $1.2 million and $2.1 million, respectively, for the years ended December 31, 2011, 2010 and 2009.

Beginning in 2009, we awarded restricted Holding Units under the Incentive Compensation Program (see Note 16). We awarded 11,594,207 and 8,345,805 restricted Holding Units in 2010 and 2009, respectively, with grant date fair values ranging between $23.72 and $32.06 for 2010 and $26.73 in 2009 per restricted Holding Unit.

We also award restricted Holding Units in connection with certain employment and separation agreements with vesting schedules ranging between two to five years. The fair value of the restricted Holding Units is amortized over the required service period as employee compensation expense. We awarded 1,649,973, 1,369,751 and 1,443,227 Holding Units in 2011, 2010 and 2009, respectively, with grant date fair values ranging between $16.29 and $22.71 in 2011, $23.72 and $28.37 in 2010 and $16.79 and $28.38 in 2009 per restricted Holding Unit. We recorded compensation expense relating to restricted Holding Unit grants in connection with certain employment and separation agreements of $32.9 million (which includes $15.8 million of the one-time, non-cash deferred compensation charge), $23.2 million and $8.1 million, respectively, for the years ended December 31, 2011, 2010 and 2009.

The following table summarizes the activity of unvested restricted Holding Units during 2011:

	Holding Units	Weighted Average Grant Date Fair Value per Holding Unit

Unvested as of December 31, 2010	21,326,859	$24.37
Granted	1,741,930	20.52
Vested	(5,732,057)	24.45
Forfeited	(1,762,541)	24.68
Unvested as of December 31, 2011	15,574,191	23.88

The total grant date fair value of restricted Holding Units that vested during 2011, 2010 and 2009 was $140.2 million, $73.4 million and $14.7 million, respectively. As of December 31, 2011, there was $60.9 million of compensation cost related to unvested restricted Holding Unit awards granted and not yet recognized in the consolidated statement of income. The cost is expected to be recognized over a weighted average period of 2.7 years.

18. Units Outstanding

Changes in units outstanding for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010

Outstanding as of January 1,	278,115,232	274,745,592
Options exercised	86,543	486,017
Units issued	—	3,249,861
Units retired	(354,187)	(365,410)
Units forfeited	—	(828)
Outstanding as of December 31,	277,847,588	278,115,232

In accordance with the Holding Partnership Agreement, when Holding issues Holding Units to AllianceBernstein, Holding is required to use the proceeds it receives from AllianceBernstein to purchase the equivalent number of newly-issued AllianceBernstein Units. Holding Units issued pertain to Holding Units newly-issued under the 2010 Plan and could include: (i) restricted Holding Unit awards to Eligible Directors, (ii) restricted Holding Unit awards to eligible employees, (iii) restricted Holding Unit awards for recruitment, and (iv) restricted Holding Unit issuances in connection with certain employee separation agreements.

During 2011 and 2010, we purchased 354,187 and 365,410 AllianceBernstein Units, respectively, in private transactions and retired them.

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

In order to preserve AllianceBernstein’s status as a private partnership for federal income tax purposes, AllianceBernstein Units must not be considered publicly traded. The AllianceBernstein Partnership Agreement provides that all transfers of AllianceBernstein Units must be approved by AXA Equitable and the General Partner; AXA Equitable and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in relevant treasury regulations. If AllianceBernstein Units were considered readily tradable, AllianceBernstein’s net income would be subject to federal and state corporate income tax reducing its quarterly distribution to Holding. Furthermore, should AllianceBernstein enter into a substantial new line of business, Holding, by virtue of its ownership of AllianceBernstein, would lose its status as a “grandfathered” publicly-traded partnership and would become subject to corporate income tax, which would reduce materially Holding’s net income and its quarterly distributions to Holding unitholders.

(Loss) earnings before income taxes and income tax expense consist of:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)

(Loss) earnings before income taxes:
United States	$(120,159)	$382,463	$539,002
Foreign	(88,310)	83,159	85,483
Total	$(208,469)	$465,622	$624,485
Income tax expense:
Partnership UBT	$8,737	$10,363	$2,420
Corporate subsidiaries:
Federal	10,600	2,570	5,550
State and local	1,772	1,401	632
Foreign	11,411	25,144	32,001
Current tax expense	32,520	39,478	40,603
Deferred tax (benefit) expense	(29,422)	(955)	5,374
Income tax expense	$3,098	$38,523	$45,977

The principal reasons for the difference between the effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31,
	2011		2010		2009
	(in thousands)

UBT statutory rate	$(8,339)	4.0%	$18,625	4.0%	$24,979	4.0%
Corporate subsidiaries’ federal, state, local and foreign income taxes	2,998	(1.4)	25,544	5.5	32,585	5.2
Effect of ASC 740 adjustments, miscellaneous taxes, and other	2,560	(1.3)	1,445	0.3	(1,988)	(0.3)
Income not taxable resulting from use of UBT business apportionment factors and effect of deferred compensation charge	5,879	(2.8)	(7,091)	(1.5)	(9,599)	(1.5)
Income tax expense and effective tax rate	$3,098	(1.5)	$38,523	8.3	$45,977	7.4

Income tax expenses decreased $35.4 million, or 92.0%, in 2011 compared to 2010. Prior to the fourth quarter 2011 deferred compensation charge of $587.1 million, our estimate of our full year 2011 effective tax rate was 7.1%. As a result of the deferred compensation charge, as well as the immediate recognition of the 2011 deferred compensation incentive awards, we had a fourth quarter 2011 effective tax rate of 3.8% (pre-tax loss of $540.2 million and income tax benefit of $20.3 million that resulted in a full-year 2011 pre-tax loss of $208.5 million and income tax expense of $3.1 million). The deferred compensation charge resulted in a one-time change to the historical mix of business between AllianceBernstein, which incurs a 4.0% UBT, and its corporate subsidiaries that incur corporate level income taxes. In addition, the recorded tax benefit associated with the future deliveries of vested Holding Units was based on the current market value in most jurisdictions, which was lower than the grant price of the awards included in the deferred compensation charge. Both contributed to us incurring tax expense of $3.1 million rather than a benefit at the full year estimated effective tax rate of 7.1%. Income tax expenses decreased $7.5 million, or 16.2%, in 2010 compared to 2009. The decrease was primarily the result of lower pre-tax earnings, partially offset by a higher effective tax rate due to a higher proportion of pre-tax earnings from our foreign subsidiaries where tax rates are generally higher.

We recognize the effects of a tax position in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based solely on its technical merits. In making this assessment, we assume that the taxing authority will examine the tax position and have full knowledge of all relevant information.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)

Balance as of beginning of period	$5,326	$7,365	$8,805
Additions for prior year tax positions	190	-	174
Reductions for prior year tax positions	-	-	-
Additions for current year tax positions	761	823	1,182
Reductions for current year tax positions	-	-	(52)
Reductions related to closed years/settlements with tax authorities	(2,249)	(2,862)	(2,744)
Balance as of end of period	$4,028	$5,326	$7,365

The amount of unrecognized tax benefits as of December 31, 2011, 2010 and 2009 when recognized, is recorded as a reduction to income tax expense and reduces the company’s effective tax rate.

Interest and penalties, if any, relating to tax positions are recorded in income tax expense on the consolidated statements of income. The total amount of interest expense (credit) recorded in income tax expense during 2011, 2010 and 2009 was $(0.2) million, $(0.1) million and $(0.1) million, respectively. The total amount of accrued interest recorded on the consolidated statements of financial condition as of December 31, 2011, 2010 and 2009 are $0.5 million, $0.7 million and $0.8 million, respectively. There were no accrued penalties as of December 31, 2011, 2010 or 2009.

The company is generally no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for any year prior to 2008, except as set forth below.

The Internal Revenue Service initiated an examination of our domestic corporate subsidiaries’ federal tax returns for 2009 in the fourth quarter of 2011. This examination is in the preliminary stages and we do not believe an increase in the reserve is necessary.

In addition, examinations of three of AllianceBernstein’s domestic corporate subsidiaries were initiated in 2010 and 2011 by state and local taxing authorities. These examinations remain in progress and we do not believe an increase in the reserve is necessary. In addition, an assessment has been received resulting from a state and local examination of AllianceBernstein’s corporate subsidiary tax returns for years 2001 through 2004. This matter remains in the appeal stage, however, we do not believe an increase in the existing reserve is necessary.

During 2010, the National Tax Agency notified us of an examination of AllianceBernstein’s Japanese subsidiary tax returns for the years 2007 to 2009. The examination was completed in the first quarter of 2011, resulting in a tax payment of less than $0.1 million. The taxing authorities in France also completed their examination of AllianceBernstein’s French subsidiary tax returns, resulting in no additional tax payments.

The Canadian Revenue Agency continues their examination of AllianceBernstein’s Canadian subsidiary tax returns for the years 2005-2007. We have been advised verbally that there will be no change to the tax filing for the year 2005 but that no determination has yet been made with respect to years 2006 and 2007. We do not believe an increase to the reserve is necessary. Currently, there are no other income tax examinations at our significant non-U.S. subsidiaries except as noted above. Years that remain open and may be subject to examination vary under local law, and range from one to seven years.

The State of New York began an examination of AllianceBernstein’s tax returns for the years 2005 and 2006 during 2009. The examinations were not completed and the statue of limitations has expired with respect to these years. During the third quarter of 2011, the City of New York notified us of an examination of AllianceBernstein’s UBT returns for the years 2007 and 2008. The examination has yet to begin and we do not believe an increase in the reserve is necessary.

Subject to the results of the examinations for the tax year 2008, under our existing policy for determining whether a tax position is effectively settled for purposes of recognizing previously unrecognized tax benefits, there is the possibility that recognition of unrecognized tax benefits of approximately $1.3 million including accrued interest could occur over the next twelve months. Adjustment to the reserve could occur in light of changing facts and circumstances with respect to the aforementioned on-going examinations.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the net deferred tax asset (liability) is as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax asset:
Differences between book and tax basis:
Benefits from net operating loss carryforwards	$5,138	$—
Deferred compensation plans	35,716	15,431
Other, primarily accrued expenses deductible when paid	14,398	7,183
	55,252	22,614
Less: valuation allowance	(5,138)	—
Deferred tax asset	50,114	22,614
Deferred tax liability:
Differences between book and tax basis:
Intangible assets	14,325	14,575
Translation adjustment	9,413	8,303
Other, primarily undistributed earnings of certain foreign subsidiaries	330	2,979
Deferred tax liability	24,068	25,857
Net deferred tax asset (liability)	$26,046	$(3,243)

A valuation allowance of $5.1 million has been established due to the uncertainty of realizing certain net operating loss (“NOL”) carryforwards given the future losses expected to be incurred by the applicable subsidiaries. We had NOL carryforwards at December 31, 2011 of approximately $31.1 million in certain foreign locations with an indefinite expiration period.

The deferred tax asset is included in other assets. Management has determined that realization of the deferred tax asset is more likely than not based on anticipated future taxable income.

The company provides income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the United States. As of December 31, 2011, $573.8 million of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested. At existing applicable income tax rates, additional taxes of approximately $20.1 million, net of foreign tax credits, would need to be provided if such earnings were remitted.

20. Business Segment Information

Management has assessed the requirements of ASC 280, Segment Reporting, and determined that, because we utilize a consolidated approach to assess performance and allocate resources, we have only one operating segment. Enterprise-wide disclosures as of and for the years ended December 31, 2011, 2010 and 2009 were as follows:

Services

Net revenues derived from our investment management, research and related services were as follows:

	Years Ended December 31,
	2011	2010	2009
	(in millions)

Institutions	$617	$765	$811
Retail	1,093	1,069	888
Private client	652	651	590
Bernstein research services	437	431	435
Other	(47)	37	187
Total revenues	2,752	2,953	2,911
Less: Interest expense	2	4	4
Net revenues	$2,750	$2,949	$2,907

Our AllianceBernstein Global High Yield Portfolio, an open-end fund incorporated in Luxembourg (ACATEUH: LX), generated approximately 10% and 7% of our investment advisory and service fees and 11% and 8% of our net revenues during 2011 and 2010, respectively.

Geographic Information

Net revenues and long-lived assets, related to our U.S. and international operations, as of and for the years ended December 31, were:

	2011	2010	2009
	(in millions)
Net revenues:
United States	$1,725	$1,933	$2,038
International	1,025	1,016	869
Total	$2,750	$2,949	$2,907
Long-lived assets:
United States	$3,403	$3,448	$3,488
International	74	74	79
Total	$3,477	$3,522	$3,567
Major Customers

Company-sponsored mutual funds are distributed to individual investors through broker-dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries. Certain subsidiaries of AXA, including AXA Advisors, LLC, have entered into selected dealer agreements with AllianceBernstein Investments and have been responsible for 1%, 2% and 2% of our open-end mutual fund sales in 2011, 2010 and 2009, respectively. During 2011, Hong Kong and Shanghai Banking Corporation (HSBC), UBS AG and Bank of America Merrill Lynch (or their respective subsidiaries) were responsible for approximately 14%, 7% and 5%, respectively, of our open-end mutual fund sales. Neither AXA nor these unaffiliated companies are under any obligation to sell a specific amount of AllianceBernstein Fund shares and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations.

AXA and the general and separate accounts of AXA Equitable (including investments by the separate accounts of AXA Equitable in the funding vehicle EQ Advisors Trust) accounted for approximately 4%, 5% and 5% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. No single institutional client other than AXA and its subsidiaries accounted for more than 1% of total revenues for the years ended December 31, 2011, 2010 and 2009.

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

	Years Ended December 31,
	2011	2010	2009
	(in thousands)

Investment advisory and services fees	$864,578	$809,494	$644,039
Distribution revenues	351,621	338,597	277,328
Shareholder servicing fees	91,931	93,148	90,141
Other revenues	5,643	5,726	6,962
Bernstein research services	81	121	1,138

AXA and its Subsidiaries

We provide investment management and certain administration services to AXA and its subsidiaries. In addition, AXA and its subsidiaries distribute company-sponsored mutual funds, for which they receive commissions and distribution payments. Sales of company-sponsored mutual funds through AXA and its subsidiaries, excluding cash management products, aggregated approximately $0.4 billion, $0.5 billion and $0.3 billion for the years ended December 31, 2011, 2010 and 2009, respectively. Also, we are covered by various insurance policies maintained by AXA subsidiaries and we pay fees for technology and other services provided by AXA and its subsidiaries that are included in General and Administrative expenses. Aggregate amounts included in the consolidated financial statements for transactions with AXA and its subsidiaries are as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Revenues:
Investment advisory and services fees	$114,266	$135,004	$131,181
Bernstein research services	802	492	71
Other revenues	599	583	568
	$115,667	$136,079	$131,820
Expenses:
Commissions and distribution payments to financial intermediaries	$7,411	$8,896	$8,637
General and administrative	22,191	21,256	17,285
Other	1,467	264	368
	$31,069	$30,416	$26,290
Balance Sheet:
Institutional investment advisory and services fees receivable	$9,004	$18,654	$11,287
Prepaid insurance	1,411	1,199	1,199
Other due (to) from AXA and its subsidiaries	(4,319)	(4,732)	(3,888)
	$6,096	$15,121	$8,598

During the first quarter of 2011, AXA sold its 50% interest in our consolidated Australian joint venture to an unaffiliated third party as part of a larger transaction. On March 31, 2011, we purchased that 50% interest from the unaffiliated third party making our Australian entity an indirect wholly-owned subsidiary. Investment advisory and services fees earned by this company were approximately $8.5 million for the first three months of 2011, and $37.1 million and $40.9 million for the years ended December 31, 2010 and 2009, respectively, of which approximately $3.0 million, $12.8 million and $14.0 million, respectively, were from AXA affiliates and are included in the table above. Minority interest recorded for this company was $0.4 million for the first three months of 2011, and $3.6 million and $3.7 million for the years ended December 31, 2010 and 2009, respectively.

AllianceBernstein Venture Fund I, L.P. was launched during 2006. It seeks to achieve its investment objective, which is long-term capital appreciation through equity and equity-related investments, by acquiring early-stage growth companies in private transactions. One of our subsidiaries is the general partner of the fund and, as a result, the fund is included in our consolidated financial statements, with approximately $59 million, $101 million and $163 million of investments on the consolidated statements of financial condition as of December 31, 2011, 2010 and 2009, respectively. AXA Equitable holds a 10% limited partnership interest in this fund.

The General Partner is obligated to make capital contributions to AllianceBernstein in amounts equal to benefits paid under the Capital Accumulation Plan and the Contractual Arrangements (see Note 16). Amounts paid by the General Partner to AllianceBernstein for the Capital Accumulation Plan and the Contractual Arrangements for the years ended December 31, 2011, 2010 and 2009 was $4.8 million, $4.9 million and $4.9 million, respectively.

Other Related Parties

The consolidated statements of financial condition include a net receivable or payable from Holding as a result of cash transactions for fees and expense reimbursements. The net balance included in the consolidated statements of financial condition as of December 31, 2011, 2010 and 2009 are as follows:

	December 31,
	2011	2010	2009
	(in thousands)

Due to Holding, net	$5,479	$1,277	$—
Due from Holding, net	$—	$—	$1,484

22. Comprehensive (Loss) Income

Comprehensive (loss) income consisted of:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)

Net (loss) income	$(211,567)	$427,099	$578,508
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	561	456	4,391
Foreign currency translation adjustment	397	2,960	43,172
Changes in retirement plan related items	(15,104)	(10,088)	6,955
Comprehensive (loss) income	(225,713)	420,427	633,026
Comprehensive (loss) income in consolidated entities attributable to non-controlling interests	(37,316)	(12,053)	26,614
Comprehensive (loss) income attributable to AllianceBernstein Unitholders	$(188,397)	$432,480	$606,412

23. Acquisitions

On October 1, 2010, we acquired SunAmerica’s alternative investment group, an experienced team that manages a portfolio of hedge fund and private equity fund investments. The purchase price of this acquisition, accounted for under ASC 805, Business Combinations, was $49.0 million, consisting of $14.3 million of cash payments, $2.5 million of assumed deferred compensation liabilities and $32.2 million of net contingent consideration payable. The net contingent consideration payable consists of the net present value of three annual payments of $1.5 million to SunAmerica based on its assets under management transferred to us in the acquisition and the net present value of projected revenue sharing payments of $35.5 million based on projected newly-raised assets under management by the acquired group. This contingent consideration payable was offset by $4.1 million of performance-based fees earned in 2010 determined to be pre-acquisition consideration. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $46.1 million of goodwill. During 2011, no adjustments were made to the contingent consideration payable.

During the first quarter of 2011, AXA sold its 50% interest in our consolidated Australian joint venture to an unaffiliated third party as part of a larger transaction. On March 31, 2011, we purchased that 50% interest from the unaffiliated third party for $21.4 million, making our Australian entity an indirect wholly-owned subsidiary. As a result, we eliminated $32.1 million of non-controlling interests in consolidated entities and increased partner’s capital attributable to AllianceBernstein unitholders by $10.7 million.

On May 31, 2011, we acquired Pyrander Capital Management, LLC, an investment management company jointly owned by Caxton Associates L.P. (“Caxton”) and Kurt Feuerman, a Caxton portfolio manager. We hired Mr. Feuerman and members of his team from Caxton, and acquired investment management contracts of the investment vehicles the team manages. The purchase price of this acquisition, accounted for under ASC 805, Business Combinations, was $10.2 million, consisting of $5.5 million of cash payments, $4.4 million payable over the next two years (if Mr. Feuerman remains with the company) and a miscellaneous liability of $0.3 million. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $5.7 million of goodwill. We also recorded $2.5 million of indefinite-lived intangible assets relating to the acquired fund’s investment management contracts and $2.0 million of definite-lived intangible assets relating to separately managed accounts’ relationships. Mr. Feuerman also received two restricted Holding unit awards; one with a three-year service condition (the award was amended in December 2011 to eliminate the service condition) and one with a five-year service condition and performance condition (assets under management targets). As a result of the service conditions at the time of the acquisition, for accounting purposes these awards are considered compensation expense, not part of the purchase price. Also, we are contingently liable to pay Caxton an additional $4.4 million if Mr. Feuerman’s five-year service condition and performance condition are met.

On November 30, 2011, we acquired Taiwan International Investment Management Co. (“TIIM”) to expand our business in the Taiwan market. The purchase price of this acquisition, accounted for under ASC 805, Business Combinations, was a cash payment of $15.0 million, net of cash acquired. The valuation of the fair value of assets and liabilities acquired has been determined provisionally. The excess of the purchase price over the current fair value of identifiable net assets acquired resulted in the recognition of $9.8 million of goodwill as of December 31, 2011. Adjustments, if any, will be recorded to goodwill upon the completion of the valuation.

The 2010 and 2011 acquisitions have not had a significant impact on 2010 and 2011 revenues and earnings. As a result, we have not provided supplemental pro forma information.

24. Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement. The changes to the existing guidance include how and when the valuation premise of highest and best use applies, the application of premiums and discounts, as well as new required disclosures. This standard is effective for interim and annual periods beginning after December 15, 2011 and is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. This standard will not change the items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings per unit computation (which will continue to be based on net income). ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and is not expected to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and is not expected to have a material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amended standard requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This amendment is not expected to have a material impact on our consolidated financial statements.

25. Quarterly Financial Data (Unaudited)

	Quarters Ended 2011
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

Net revenues	$624,978	$641,529	$727,994	$755,390
Net (loss) income attributable to AllianceBernstein Unitholders	$(516,360)	$90,981	$114,139	$136,472
Basic net (loss) income per AllianceBernstein Unit(1)	$(1.84)	$0.32	$0.41	$0.49
Diluted net (loss) income per AllianceBernstein Unit(1)	$(1.84)	$0.32	$0.41	$0.48
Cash distributions per AllianceBernstein Unit(2)(3)	$0.17	$0.32	$0.41	$0.48

	Quarters Ended 2010
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

Net revenues	$777,561	$757,567	$688,343	$725,086
Net income attributable to AllianceBernstein Unitholders	$136,519	$51,515	$106,119	$148,266
Basic net income per AllianceBernstein Unit(1)	$0.49	$0.19	$0.38	$0.53
Diluted net income per AllianceBernstein Unit(1)	$0.49	$0.18	$0.38	$0.53
Cash distributions per AllianceBernstein Unit(2)	$0.49	$0.18	$0.38	$0.53
_____________
(1)
Basic and diluted net (loss) income per unit are computed independently for each of the periods presented. Accordingly, the sum of the quarterly net (loss) income per unit amounts may not agree to the total for the year.

(2)	Declared and paid during the following quarter.
(3)	The 2011 distribution excludes the $587.1 million one-time, non-cash deferred compensation charge.

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders
AllianceBernstein L.P.:

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, changes in partners’ capital and comprehensive income and cash flows present fairly, in all material respects, the financial position of AllianceBernstein L.P. and its subsidiaries (“AllianceBernstein”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, AllianceBernstein maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AllianceBernstein’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on AllianceBernstein’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 10, 2012

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

Management assessed the effectiveness of Holding’s and AllianceBernstein’s internal control over financial reporting as of December 31, 2011. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“COSO criteria”).

Based on its assessment, management concluded that, as of December 31, 2011, each of Holding and AllianceBernstein maintained effective internal control over financial reporting based on the COSO criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the 2011 financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of each of Holding’s and AllianceBernstein’s internal control over financial reporting as of December 31, 2011. These reports can be found in Item 8.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fourth quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Both AllianceBernstein and Holding reported all information required to be disclosed on Form 8-K during the fourth quarter of 2011.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

General Partner

The Partnerships’ activities are managed and controlled by the General Partner. The Board of the General Partner (“Board”) acts as the Board of each of the Partnerships. The General Partner has agreed that it will conduct no active business other than managing the Partnerships, although it may make certain investments for its own account. Neither AllianceBernstein Unitholders nor Holding Unitholders have any rights to manage or control the Partnerships or to elect directors of the General Partner. The General Partner is an indirect, wholly-owned subsidiary of AXA.

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

Board of Directors

Our Board currently consists of 14 members, including our Chief Executive Officer, six senior executives of AXA and certain of its other subsidiaries, one former senior executive of AXA Financial, and six independent members. While we do not have a formal, written diversity policy in place, we believe that an effective board consists of a diverse group of individuals who collectively possess a variety of complementary skills and perspectives and who will work together to provide a board with the needed leadership and experience to successfully guide our Company. As set forth in its charter, the Corporate Governance Committee of the Board (“Governance Committee”) assists the Board in identifying and evaluating such candidates, determining Board composition, developing and monitoring a process to assess Board effectiveness, developing and implementing corporate governance guidelines, and reviewing programs relating to matters of corporate responsibility.

As we indicate below, our directors have a combined wealth of leadership experience derived from extensive service leading large, complex organizations in their roles as either senior executives or board members and in government and academia. Each has the integrity, business judgment, collegiality and commitment that are among the essential characteristics for a member of our Board. Collectively, they have substantive knowledge and skills applicable to our business, including expertise in regulatory; public accounting and financial reporting; finance; risk management; business development; operations; strategic planning; management development, succession planning and compensation; corporate governance; investor relations; public policy; international; and financial services areas.

As of February 10, 2012, the members of the Board were as follows:

Peter S. Kraus
Mr. Kraus, age 59, was elected Chairman of the Board of the General Partner and Chief Executive Officer of the General Partner, AllianceBernstein and Holding in December 2008. Mr. Kraus has in-depth experience in financial services, including investment banking, asset management and private wealth management. He served as an executive vice president, the head of global strategy and a member of the Management Committee of Merrill Lynch & Company Inc. (“Merrill Lynch”) from September 2008 through December 2008. Mr. Kraus spent 22 years with Goldman Sachs Group Inc. (“Goldman”), where he most recently served as co-head of the Investment Management Division and a member of the Management Committee, as well as head of firm-wide strategy and chairman of the Strategy Committee. Mr. Kraus also served as co-head of the Financial Institutions Group. He was named a partner at Goldman in 1994 and managing director in 1996. In April 2010, Mr. Kraus was appointed a member of the Management Committee of AXA, which was formed by Mr. de Castries in April 2010 to assist him with the operational management of AXA. He was named a Director of AXA Financial, AXA Equitable, MONY Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “MONY”) and MONY Life Insurance Company of America (a wholly-owned subsidiary of MONY, “MLOA”) in February 2009. He is not compensated for serving in these roles for AXA and its subsidiaries. Mr. Kraus is also Chairman of the Investment Committee of Trinity College, Chairman of the Board of Overseers of CalArts, Co-Chair of the Friends of Carnegie International, a member of the board of directors of Lincoln Center for the Performing Arts and the chairman of Lincoln Center’s Art Committee, a member of the board of Keewaydin Camp, and a member of the board of Young Audiences, Inc., a non-profit organization that works with educational systems, the arts community and private and public sectors to provide arts education to children.

Mr. Kraus brings to the Board extensive knowledge of our industry and in-depth experience in financial services, including experience as co-head of the Investment Management Division and head of firm-wide strategy at Goldman.

Dominique Carrel-Billiard
Mr. Carrel-Billiard, age 45, was elected a Director of the General Partner in July 2004. He has been Chief Executive Officer of AXA Investment Managers S.A. (“AXA IM”), a subsidiary of AXA, since June 2006 and was named to the AXA Group Executive Committee in January 2009. He joined AXA in June 2004 as the Senior Vice President-Business Support and Development in charge of AXA Financial, asset management and reinsurance. Prior to joining AXA, Mr. Carrel-Billiard was a Partner of McKinsey & Company (“McKinsey”), a strategic consulting firm, where he specialized in the financial services industry. During the 12 years he spent at McKinsey, Mr. Carrel-Billiard worked on a broad array of topics (including insurance, asset gathering and management, and corporate and investment banking) for the top management of international banks, insurance companies, including AXA, and other financial services groups. Mr. Carrel-Billiard is a member of the boards of directors of various other privately-held subsidiaries and affiliates of the AXA Group.

Mr. Carrel-Billiard brings to the Board extensive financial services and strategic planning experience, as well as a strong global perspective in our industry as the Chief Executive Officer of AXA IM, a subsidiary of the AXA Group, managing client assets of more than $650 billion as of December 31, 2011.

Christopher M. Condron
Mr. Condron, age 64, was elected a Director of the General Partner in May 2001. Formerly Director, President and Chief Executive Officer of AXA Financial since May 2001, he retired from his AXA positions effective January 1, 2011. Prior to retiring, he was also Chairman of the Board, Chief Executive Officer and President of AXA Equitable and a member of the Management Committee of AXA. In addition, Mr. Condron was Chairman of the Board, President and Chief Executive Officer of MONY and MLOA, which AXA Financial acquired in July 2004. During 2010, he assumed the additional responsibility of overseeing AXA’s Global Life & Savings and Health businesses. Prior to joining AXA Financial, Mr. Condron served as both President and Chief Operating Officer of Mellon Financial Corporation (“Mellon”), from 1999, and as Chairman and Chief Executive Officer of The Dreyfus Corporation, a subsidiary of Mellon, from 1995. Mr. Condron has been a member of the Board of Directors of Keefe Bruyette & Woods, Inc. (NYSE: KBW), a full-service investment bank and broker-dealer, since January 2007. He also serves as Chairman of Keefe Bruyette & Woods's compensation committee and as a member of its audit committee and its corporate governance and nominating committee.

Mr. Condron brings to the Board extensive financial services, insurance, sales and sell-side experience achieved from his service to AXA and Mellon, as well as his directorship at Keefe Bruyette & Woods.

Henri de Castries
Mr. de Castries, age 57, was elected a Director of the General Partner in October 1993. In April 2010, in connection with a change in AXA’s governance structure from dual boards (the Supervisory Board and the Management Board) to a single Board of Directors, Mr. de Castries was appointed Chairman and Chief Executive Officer of AXA. From May 2000 through the change in AXA’s governance, Mr. de Castries was Chairman of the AXA Management Board. Prior thereto, he served AXA in various capacities, including Vice Chairman of the AXA Management Board; Senior Executive Vice President-Financial Services and Life Insurance Activities in the United States, Germany, the United Kingdom and Benelux from 1996 to 2000; Senior Executive Vice President-Financial Services and Life Insurance Activities from 1993 to 1996; Corporate Secretary from 1991 to 1993; and Central Director of Finances from 1989 to 1991. Before joining AXA, Mr. de Castries was part of the French Finance Ministry Inspection Office. He is a director or officer of AXA Financial, AXA Equitable and various other privately-held subsidiaries and affiliates of the AXA Group. Mr. de Castries was elected Vice Chairman of AXA Financial in February 1996 and was elected Chairman of AXA Financial in April 1998.

Mr. de Castries brings to the Board his extensive experience as an AXA executive and, prior thereto, his financial and public sector experience gained from working in French government. The Board also benefits from his invaluable perspective as the Chairman and Chief Executive Officer of AXA.

Denis Duverne
Mr. Duverne, age 58, was elected a Director of the General Partner in February 1996. In April 2010, he was appointed the Deputy Chief Executive Officer of AXA and a member of the Board of Directors of AXA. In January 2010, he was selected to oversee AXA Group strategy, finance and operations with AXA’s Chief Operating Officer, Chief Financial Officer and Chief Risk Officer reporting to him. Mr. Duverne was a member of the AXA Management Board from February 2003 through the change in AXA’s governance in April 2010. He was Chief Financial Officer of AXA from May 2003 through December 2009. From January 2000 to May 2003, Mr. Duverne served as Group Executive Vice President-Finance, Control and Strategy. Mr. Duverne joined AXA as Senior Vice President in 1995. He is a Director of AXA Financial, AXA Equitable and various other privately-held subsidiaries and affiliates of the AXA Group.

Mr. Duverne brings to the Board the highly diverse experience he has garnered throughout the years from the many key roles he has served for AXA.

Richard S. Dziadzio
Mr. Dziadzio, age 48, was re-elected a Director of the General Partner in May 2007. (He had previously served on the Board from February 2001 to May 2004.) The Chief Financial Officer of AXA Financial and AXA Equitable since January 2007, Mr. Dziadzio was elected Senior Executive Vice President of AXA Equitable in January 2010. He joined AXA Financial and AXA Equitable in July 2004 and was elected Executive Vice President in September 2004. He became Deputy Chief Financial Officer of AXA Financial and AXA Equitable in September 2005. Prior to joining AXA Financial, Mr. Dziadzio held various positions with subsidiaries and affiliates of the AXA Group, which he originally joined in 1994 as a senior analyst in the corporate finance department, working primarily on mergers and acquisitions (“M&A”). In 1997, he was promoted to corporate finance officer, handling corporate finance activities for the group in insurance and asset management in the U.S. and U.K. In 1998, Mr. Dziadzio became head of finance and administration for AXA Real Estate Investment Managers, a subsidiary of AXA. From February 2001 to June 2004, he was responsible for business support and development for AXA Financial, AllianceBernstein and AXA IM.

Mr. Dziadzio brings to the Board financial, M&A and investment expertise from the various diverse positions he has held within AXA’s family of companies. As a former Business Support and Development representative, he also brings to the Board expertise on how our Company can operate more efficiently and consistently with AXA’s overall objectives and strategy.

Steven G. Elliott
Mr. Elliott, age 65, was elected a Director of the General Partner in January 2011. Until his retirement in December 2010, Mr. Elliott had served as Senior Vice Chairman of The Bank of New York Mellon (“BNY Mellon”) since 1998. In this role, he helped oversee numerous company-wide growth initiatives and co-headed the integration of The Bank of New York and Mellon from 2007 to 2009. Mr. Elliott was Chief Financial Officer of Mellon from 1990 to 2002 and Head of Finance from 1987 to 1990, while also leading some of Mellon’s diverse lines of business, including asset servicing, securities lending, global cash management and institutional banking. Before joining BNY Mellon, he held senior positions at First Commerce Corporation (1986-87), Crocker National Bank (1984-86), Continental Illinois National Bank (1977-84) and United California Bank (1974-77). Since January 2011, he has been a member of the boards of directors of Huntington Bancshares Inc. (NASDAQ: HBAN) and PPL Corporation (NYSE: PPL). Since April 2011, he has served as Chairman of PPL Corporation’s risk oversight committee and, since January 2012, he also has served as Chairman of PPL Corporation’s audit committee. Mr. Elliott served as a director of Mellon (NYSE: MEL) from 2001 to the July 2007 merger with The Bank of New York and then as a director of BNY Mellon (NYSE: BK) through July 2008. He has been a certified public accountant since 1973.

Mr. Elliott, an audit committee financial expert, brings to the Board the four decades of auditing and banking expertise he gained in the financial services industry.

Deborah S. Hechinger
Ms. Hechinger, age 61, was elected a Director of the General Partner in May 2007. Currently an independent consultant on non-profit governance, she was President and Chief Executive Officer of BoardSource, a leading governance resource for non-profit organizations, from 2003 to 2007. From 2004 to 2007, Ms. Hechinger also served as co-convener of the Governance and Fiduciary Responsibilities work group, one of the five groups established by the Panel on the Nonprofit Sector to make recommendations to Congress on ways to improve the governance and accountability of non-profit organizations. She also served on the Advisory Board for the Center for Effective Philanthropy and was a Member of the Ethics and Accountability Committee at Independent Sector. Prior to joining BoardSource, Ms. Hechinger was the Executive Vice President of the World Wildlife Fund, a large, global conservation organization, where she oversaw all fundraising, communication and operations activities. She has also served as a Deputy Comptroller and as Director of the Securities and Corporate Practices Division at the Office of the Comptroller of the Currency and has held senior executive positions in the Division of Enforcement at the SEC. A graduate of Georgetown Law School, Ms. Hechinger has been a member in good standing of the District of Columbia Bar Association since 1975.

Ms. Hechinger brings to the Board the significant knowledge of corporate governance matters and public policy she has achieved through her extensive experience in both the private and public sectors.

Weston M. Hicks
Mr. Hicks, age 55, was elected a Director of the General Partner in July 2005. He has been a Director and the President and chief executive officer of Alleghany Corporation (NYSE: Y, “Alleghany”), an insurance and diversified financial services holding company, since December 2004 and was Executive Vice President of Alleghany from October 2002 until December 2004. From March 2001 through October 2002, Mr. Hicks was Executive Vice President and Chief Financial Officer of The Chubb Corporation.

Mr. Hicks brings to the Board extensive financial expertise, including his unique perspective as the chief executive officer of an unaffiliated publicly-traded company, his background as a professional investor and CFA charter holder, and his ten years of experience as an equity research analyst.

Kevin Molloy
Mr. Molloy, age 41, was elected a Director of the General Partner in January 2011. He has been the Business Support and Development representative for AXA Equitable, AXA IM and AllianceBernstein since January 2011. From April 2010 to December 2010, Mr. Molloy was the Chief Financial Officer of AXA Global Life, a company formed by AXA to accelerate global synergies throughout its Life & Savings business. Prior to serving in this role, he was Senior Vice President of Distribution & Service Finance at AXA Equitable. From November 2003 to April 2007, Mr. Molloy served as Vice President and Head of AXA’s North American Investor Relations office. Mr. Molloy joined AXA Equitable in 1999 as Director of Corporate Finance after beginning his career in 1993 as an economist and corporate profits analyst with The United States Department of Commerce’s Bureau of Economic Analysis.

Mr. Molloy brings to the Board the finance, capital markets and investor relations experience he has developed through the key roles he has served for AXA and the in-depth knowledge of global economies he gained while working for the U.S. government.

Mark Pearson
Mr. Pearson, age 53, was elected a Director of the General Partner in February 2011. Also during February 2011, he succeeded Mr. Condron as Director, President and Chief Executive Officer of AXA Financial, and as Chairman and Chief Executive Officer of AXA Equitable. Having joined AXA in 1995 when AXA acquired National Mutual Funds Management Limited (presently AXA Asia Pacific Holdings Limited), Mr. Pearson became a member of the Executive Committee of AXA in 2008 and the Management Committee of AXA in 2011. He was appointed Regional Chief Executive of AXA Asia Life in 2001 and, in 2008, was named President and Chief Executive Officer of AXA Japan Holding Co., Ltd. and AXA Life Insurance Co., Ltd. Prior to joining AXA, Mr. Pearson spent approximately 20 years in the insurance sector, holding several senior management positions at National Mutual and Friends Provident.

Mr. Pearson brings to the Board the in-depth knowledge of Asian markets and diverse experience he has developed through the key roles he has served for AXA.

Lorie A. Slutsky
Ms. Slutsky, age 59, was elected a Director of the General Partner in July 2002. Since January 1990, she has been President and Chief Executive Officer of The New York Community Trust, a community foundation that manages a $2 billion endowment and annually grants more than $150 million to non-profit organizations. Ms. Slutsky is Secretary and a board member of the Independent Sector and co-chaired its National Panel on the Non-Profit Sector, which focused on reducing abuse and improving governance practices at non-profit organizations. She served on the Board of Directors of BoardSource from 1999 to 2008 and served as its Chair from 2005 to 2007. Ms. Slutsky also served as Trustee and Chair of the Budget Committee of Colgate University from 1989 to 1997 and as Chair of the Council on Foundations from 1989 to 1995. She has been a Director of AXA Financial, AXA Equitable, MONY and MLOA since September 2006. In addition, Ms. Slutsky was a member of AXA Financial’s Audit Committee from 2006 through 2010. She has been a member of AXA Financial’s Organization and Compensation Committee since 2006 and was elected Chair of the Organization and Compensation Committee in February 2012.

Ms. Slutsky brings to the Board extensive corporate governance experience achieved through her executive and managerial roles at The New York Community Trust, BoardSource and various other non-profit organizations. She also brings valuable insight gained from serving on boards and board committees at certain of our parent companies.

A.W. (Pete) Smith, Jr.
Mr. Smith, age 68, was elected a Director of the General Partner in July 2005. The former CEO of Watson Wyatt Worldwide (now Towers Watson), he was also President of the Private Sector Council, a non-profit public service organization dedicated to improving the efficiency of the federal government, from September 2000 until May 2005. Mr. Smith has been President of Smith Compensation Consulting, a privately-held company specializing in executive compensation consulting, since June 2005.

Mr. Smith brings to the Board extensive financial services expertise, compensation expertise and leadership skills obtained through his wealth of experience as Towers Watson’s chief executive and the head of his own firm.

Peter J. Tobin
Mr. Tobin, age 67, was elected a Director of the General Partner in May 2000. From September 2003 to June 2005, he was Special Assistant to the President of St. John’s University. Prior thereto, Mr. Tobin served as Dean of the Tobin College of Business of St. John’s University from August 1998 to September 2003. As Dean, Mr. Tobin was the chief executive and academic leader of the College of Business. Mr. Tobin was Chief Financial Officer at The Chase Manhattan Corporation from 1996 to 1997. Prior thereto, he was Chief Financial Officer of Chemical Bank (which merged with Chase in 1996) from 1991 to 1996 and Chief Financial Officer of Manufacturers Hanover Trust (which merged with Chemical in 1991) from 1985 to 1991. Mr. Tobin has served on the board of directors of CIT Group Inc. (NYSE: CIT) since 1985 (except for one year during which CIT Group was owned by Tyco). He has been a Director of AXA Financial and AXA Equitable since March 1999 and also serves on AXA Financial’s Audit Committee, Investment Committee, Investment and Finance Committee, Organization and Compensation Committee, and Executive Committee.

Mr. Tobin brings to the Board invaluable expertise as an audit committee financial expert and key leadership and analytical skills from his positions in academia.

Executive Officers (other than Mr. Kraus)

Laurence E. Cranch, General Counsel
Mr. Cranch, age 65, has been our General Counsel since he joined our firm in 2004. Prior to joining AllianceBernstein, Mr. Cranch was a partner of Clifford Chance, an international law firm. Mr. Cranch joined Clifford Chance in 2000 when Rogers & Wells, a New York law firm of which he was Managing Partner, merged with Clifford Chance.

Edward J. Farrell, Controller and Interim Chief Financial Officer
Mr. Farrell, age 51, joined our firm in 2003 as Senior Vice President and Controller. He was appointed our firm’s Interim Chief Financial Officer in January 2011. Mr. Farrell also serves as the Chief Financial Officer of SCB LLC. From 1994 to 2003, he worked at Nomura Securities International, Inc. (“Nomura”), where he was a Managing Director and held various senior finance positions, including Chief Financial Officer. Prior to joining Nomura, Mr. Farrell spent 10 years in various finance positions at Salomon Brothers Inc. A certified public accountant, he also worked at PricewaterhouseCoopers LLP.

James A. Gingrich, Chief Operating Officer
Mr. Gingrich, age 53, joined our firm in 1999 as a senior research analyst on the sell side and has been our firm’s Chief Operating Officer since December 2011. Prior to becoming COO, Mr. Gingrich held senior managerial positions with SCB LLC, including Chairman and Chief Executive Officer of SCB LLC from February 2007 to November 2011 and Global Director of Research from December 2002 to January 2007.

Lori A. Massad, Head—Human Capital and Chief Talent Officer
Ms. Massad, age 47, joined our firm in 2006 as Chief Talent Officer. In February 2009, her role was expanded to include oversight of Human Capital in addition to Talent Development. Prior to joining our firm, Ms. Massad served as Chief Talent Officer and Chief Operating Officer at Marakon Associates, a strategy consulting firm from 2004 to 2006. Before joining Marakon, Ms. Massad was a founding member of two start-ups: Spencer Stuart Talent Network (in 2001) and EmployeeMatters, a human resources outsourcing firm (in 2000). Prior to helping found EmployeeMatters, she spent eight years at The Boston Consulting Group, where she became a senior manager on the consulting staff and leader of the firm’s recruiting, training and development programs. While with The Boston Consulting Group, Ms. Massad was also an adjunct professor at New York University’s Leonard Stern School of Business.

Robert P. van Brugge, Chairman and Chief Executive Officer of SCB LLC
Mr. van Brugge, age 43, has been Chairman of the Board and Chief Executive Officer of SCB LLC since December 2011. Prior to becoming Chairman and CEO, Mr. van Brugge served as Global Director of Research from January 2008 to December 2011. He joined our firm in 2002 as a senior research analyst on the sell side.

Board Meetings

In 2011, the Board held regular meetings in February, April, May, July, September and November; the Board held one special meeting in August 2011.

Generally, the Board holds six meetings annually: in February, April, May, July or August, September, and November. In addition, the Board holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit, Corporate Governance, Compensation and Special Committees, each of which is described in further detail below. Of the members of the Board, Messrs. Carrel-Billiard and de Castries attended fewer than 75% of the aggregate of all Board and committee meetings which each was entitled to attend in 2011.

Committees of the Board

In January 2011, the Executive Committee of the Board (“Executive Committee”) was composed of Ms. Slutsky and Messrs. Condron, Duverne, Kraus (Chair) and Tobin. In February 2011, the Board elected Mr. de Castries as an additional member. The Executive Committee exercises all of the powers and authority of the Board (with limited exceptions) when the Board is not in session, or when it is impractical to assemble the full Board. The Executive Committee held three meetings in 2011.

In January 2011, the Governance Committee was composed of Mr. Condron, Ms. Hechinger (Chair), Mr. Kraus and Ms. Slutsky. In February 2011, the Board elected Mr. Duverne as an additional member. The Governance Committee (i) assists the Board and the sole stockholder of the General Partner in (1) identifying and evaluating qualified individuals to become Board members and (2) determining the composition of the Board and its committees, and (ii) assists the Board in (1) developing and monitoring a process to assess Board effectiveness, (2) developing and implementing our corporate governance guidelines and (3) reviewing our policies and programs that relate to matters of corporate responsibility of the General Partner and the Partnerships. The Governance Committee held two meetings in 2011.

In January 2011, the Audit Committee of the Board (“Audit Committee”) was composed of Messrs. Hicks, Smith and Tobin (Chair). In February 2011, the Board elected Mr. Elliott as an additional member. The primary purposes of the Audit Committee are to: (i) assist the Board in its oversight of (1) the integrity of the financial statements of the Partnerships, (2) the Partnerships’ status and system of compliance with legal and regulatory requirements and business conduct, (3) the independent registered public accounting firm’s qualification and independence, and (4) the performance of the Partnerships’ internal audit function; and (ii) oversee the appointment, retention, compensation, evaluation and termination of the Partnerships’ independent registered public accounting firm. Consistent with this function, the Audit Committee encourages continuous improvement of, and fosters adherence to, the Partnerships’ policies, procedures and practices at all levels. With respect to these matters, the Audit Committee provides an open avenue of communication among the independent registered public accounting firm, senior management, the Internal Audit Department and the Board. The Audit Committee held seven meetings in 2011.

In January 2011, the Compensation Committee of the Board (“Compensation Committee”) was composed of Mr. Condron (Chair), Mr. Kraus, Ms. Slutsky and Mr. Smith. In February 2011, the Board elected Messrs. de Castries, Duverne and Elliott as additional members. In February 2012, Mr. de Castries resigned as a member of the Compensation Committee. For additional information about the Compensation Committee, see “Compensation Discussion and Analysis—Compensation Committee” in Item 11.

The functions of each of the committees discussed above are more fully described in each committee’s charter. The charters are available on our Internet site (http://www.alliancebernstein.com).

The Special Committee of the Board (“Special Committee”) is composed of all of the independent members of the Board and in 2011 included Mr. Elliott, Ms. Hechinger, Mr. Hicks, Ms. Slutsky, Mr. Smith and Mr. Tobin (Chair). The Special Committee has the authority to direct and oversee any matters referred to it by the Board and/or management including, but not limited to, matters relating to conflicts of interest and the relationship among AllianceBernstein, Holding and AXA. The members of the Special Committee do not receive any additional compensation for their service on the Special Committee, apart from the ordinary meeting fees described in “Director Compensation” in Item 11. The Special Committee did not meet in 2011.

Audit Committee Financial Experts

In January 2011 and 2012, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Steven G. Elliott and Peter J. Tobin is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. The Board so determined at its regular meetings in February 2011 and 2012. The Board also determined at these meetings that each of Messrs. Elliott, Hicks, Smith and Tobin is financially literate and possesses accounting or related financial management expertise, as contemplated by Section 303A.07(a) of the NYSE Listed Company Manual.

Independence of Certain Directors

In January 2011 and 2012, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Mr. Elliott, Ms. Hechinger, Mr. Hicks, Ms. Slutsky, Mr. Smith and Mr. Tobin is “independent” within the meaning of Section 303A.02 of the NYSE Listed Company Manual. The Board considered immaterial relationships of Mr. Elliott (relating to the fact that AllianceBernstein and its family of mutual funds are clients of BNY Mellon and Mr. Elliott’s equity stake in BNY Mellon), Mr. Hicks (relating to the fact that Alleghany Corporation is a client of SCB LLC and Mr. Hicks was employed by Bernstein from 1991 to 1999), Ms. Slutsky (relating to contributions formerly made by AllianceBernstein to The New York Community Trust, of which she is President and Chief Executive Officer, and the fact that she is a member of the boards of directors of AXA Financial and AXA Equitable) and Mr. Tobin (relating to the fact that, like Ms. Slutsky, he is a member of the boards of directors of AXA Financial and AXA Equitable) and then determined, at its February 2011 and 2012 regular meetings, that each of Mr. Elliott, Ms. Hechinger, Mr. Hicks, Ms. Slutsky, Mr. Smith and Mr. Tobin is independent within the meaning of the relevant rules.

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

We believe that the positions of Chairman and Chief Executive Officer are best shared by one individual, but only if a company has sufficient counter-balancing governance in place. We see significant value in having the leader in the Board room also manage the affairs of our Company, and we believe any potential doubts as to our Board’s objectivity in evaluating management are offset by the lead independent director we have in place and the fact that the affirmative consent of our largest Unitholder (AXA) is required in order for any action taken by the Executive Committee or the Compensation Committee to be effective.

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

Risk Oversight
The Board, together with the Audit Committee, has oversight for our Company’s risk management framework, both investment risk and operational risk, and is responsible for helping to ensure that our Company’s risks are managed in a sound manner. The Board has delegated to the Audit Committee, which is composed entirely of independent directors, the responsibility to consider our Company’s policies and practices with respect to operational risk assessment and operational risk management, including discussing with management the major financial risk exposures and the steps taken to monitor and control such exposures. Members of the Company’s Risk Management team responsible for identifying, managing and controlling the array of operational and investment risks inherent in our Company’s business and operations, make quarterly reports to the Audit Committee, including an annual risk review which addresses operational risk identification, assessment and monitoring. The Head of Investment Risk, whose expertise encompasses both quantitative research and associated investment risks, reports directly to our Chairman and Chief Executive Officer and makes annual presentations to the Board.

The Board has determined that its leadership and risk oversight are appropriate for our Company. Mr. Kraus’s in-depth knowledge of financial services and extensive executive experience in the investment management industry make him uniquely suited to serve as our Chairman and Chief Executive Officer, while Mr. Tobin’s leadership and expertise have proven invaluable at enhancing the overall functioning of the Board. The Board believes that the combination of a single Chairman and Chief Executive Officer, a lead independent director, the Audit Committee, a specialized risk management team, and significant involvement from our largest Unitholder (AXA) provide the appropriate leadership to help ensure effective risk oversight by the Board.

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

The 2011 Certification by our Chief Executive Officer under NYSE Listed Company Manual Section 303A.12(a) was submitted to the NYSE on March 3, 2011.

Certifications by our Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been furnished as exhibits to this Form 10-K.

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

•	creating an ombudsman office, where employees and others can voice concerns on a confidential basis;

•	initiating firm-wide compliance and ethics training programs; and

•	appointing a Conflicts Officer and establishing a Conflicts Committee to identify and mitigate conflicts of interest.

The Ethics Committee oversees all matters relating to issues arising under our Code of Business Conduct and Ethics. The Ethics Committee meets on a quarterly basis and at such other times as circumstances warrant. The Ethics Committee and its subcommittee, the Personal Trading Subcommittee, have oversight of personal trading by our employees.

The Compliance Committee reviews compliance issues throughout our Company, endeavors to develop solutions to those issues as they may arise from time to time, and oversees implementation of those solutions. The Compliance Committee meets on a quarterly basis and at such other times as circumstances warrant.

Compliance with Item 405 of Regulation S-K (Section 16(a) Beneficial Ownership Reporting Compliance)

Section 16(a) of the Exchange Act requires directors of the General Partner and executive officers of the Partnerships, and persons who own more than 10% of the Holding Units or AllianceBernstein Units, to file with the SEC initial reports of ownership and reports of changes in ownership of Holding Units or AllianceBernstein Units. To the best of management’s knowledge, during 2011: (i) all Section 16(a) filing requirements relating to Holding were complied with, except one Form 4 for each of Christopher M. Condron, Steven G. Elliott, Deborah S. Hechinger, Weston M. Hicks, Lorie A. Slutsky, A.W. (Pete) Smith, Jr. and Peter J. Tobin was filed late (each Form 4 related solely to 2011 equity compensation awards granted to these Directors); and (ii) all Section 16(a) filing requirements relating to AllianceBernstein were complied with. Our Section 16 filings can be found under “Investor & Media Relations”/“Reports & SEC Filings” on our Internet site (http://www.alliancebernstein.com).

Item 11.	Executive Compensation

Compensation Discussion and Analysis (“CD&A”)

Overview of Compensation Philosophy and Program
The intellectual capital of our employees is collectively the most important asset of our firm. We invest in people—we hire qualified people, train them, encourage them to give their best thinking to the firm and our clients, and compensate them in a manner designed to motivate and retain them. As a result, the costs of employee compensation and benefits are significant, comprising approximately 62% of our operating expenses (53% excluding the deferred compensation charge) and representing approximately 67% of our revenues (50.3% of our adjusted revenues, as defined below) for 2011. Although these percentages are not unusual for companies in the financial services industry, the magnitude of these costs requires that they be monitored by management, and overseen by the Board, with the particular attention of the Compensation Committee.

We believe that the quality, skill and dedication of our executives are critical to enhancing the long-term value of our Company. Our key compensation goals are to attract, motivate and retain highly-qualified executive talent, provide rewards for the past year’s performance and provide incentives for future performance, and align our executives’ long-term interests with those of our clients and Unitholders. We believe that success in achieving good results for the firm, and for our Unitholders, flows from achieving investment success for our clients.

We utilize a variety of compensation elements to achieve the goals described above, including base salary, annual short-term incentive compensation awards (cash bonuses), a long-term incentive compensation award program and a defined contribution plan, all of which are discussed in detail below.

Although estimates are developed for budgeting and strategic planning purposes, executive compensation is not correlated with meeting any specific targets. (Some of our salespeople have compensation incentives based on sales levels.)

In addition to the compensation goals discussed above, we are focused also on ensuring that our compensation practices are competitive with industry peers and provide sufficient potential for wealth creation for our executives and employees in order to attract, motivate and retain top talent. As a result, since 2009 long-term incentive compensation awards generally have been in the form of restricted Holding Units and, accordingly, unlike in previous years, executives and eligible employees have not been able to notionally allocate their awards to our investment services.

In 2011, to further ensure that our compensation practices are competitive and to better align the costs of employee compensation and benefits with the firm’s current year financial performance and provide employees with a higher degree of certainty that they will receive the incentive compensation they are awarded, we implemented the following changes to our long-term incentive compensation program:

•
We provided our employees, except certain members of senior management, with the opportunity to diversify their deferred incentive compensation awards by allocating up to 50% of their awards to cash, up to a maximum cash amount of $250,000 (“Deferred Cash”). The portion of an award allocated to Deferred Cash is subject to the same multi-year vesting periods (generally, four years) as the portion of an award allocated to Holding Units; and

•
We amended all outstanding deferred incentive compensation awards of active employees (i.e., those employees who were employed by the Company as of December 31, 2011) permitting those employees, who terminate their employment or are terminated without cause, to continue to vest in their deferred awards if they comply with certain agreements and restrictive covenants set forth in the applicable award agreement. These agreements and covenants include restrictions on competition and employee and client solicitation, and a claw-back for failing to follow existing risk management policies. As used in this Item 11, “vested” means the time at which the awards are no longer subject to forfeiture for breach of these restrictions or risk management policies. These changes also applied to 2011 deferred incentive compensation awards and we expect the changes to apply to deferred incentive compensation awards in future years as well. Most equity replacement, sign-on or similar deferred compensation awards included in separate employment agreements or arrangements were not amended. For information about the accounting impact of these changes, see Note 2 to AllianceBernstein’s consolidated financial statements in Item 8.

Consideration of Risk Matters in Determining Compensation
We have considered whether our compensation practices encourage unnecessary or excessive risk-taking and whether any risks arising from our compensation practices are reasonably likely to have a material adverse effect on our Company. For the reasons set forth below, we have determined that our current compensation practices do not incentivize, and actually discourage, our employees from engaging in unnecessary or excessively risky activities. Accordingly, we have concluded that our compensation practices do not create risks that are reasonably likely to have a material adverse effect on our Company.

In our effort to foster the spirit of partnership among our employees and better align their interests with those of Holding Unitholders and our clients, eligible employees receive at least half of their deferred incentive compensation awards in the form of restricted Holding Units, with multiple-year vesting periods (generally, four years). Our Chairman and Chief Executive Officer firmly believes that compensating key employees with equity ownership fosters a true partnership community, one that will help us grow and achieve our firm’s goals. And, as our employees become more focused on partnering with each other to achieve our firm’s overall goals, they will serve as checks and balances on each other in assessing risk and performance.

Our approach to long-term incentive compensation is designed to reflect the firm’s current year and long-term financial performance and the specific performance of each individual employee. The initial amount of an employee’s award is based on the performance of the firm and the employee for the current year. But because a substantial portion of the award is denominated in Holding Units that are not distributed until subsequent years, the ultimate value that the employee derives from the award depends on the long-term performance of the firm. Denominating a substantial portion of the award in Holding Units and deferring their delivery also sensitizes employees to risk outcomes and discourages them from taking excessive risks that could lead to a decrease in the value of the Holding Units. Furthermore, and as noted above, we have added a clause to all outstanding deferred incentive compensation awards of our active employees (and we expect to add this clause to deferred incentive compensation awards in future years) permitting us to “claw-back” the unvested portion of an employee’s deferred incentive compensation award (whether denominated in restricted Holding Units or Deferred Cash) if the Compensation Committee determines that (i) the employee failed to follow existing risk management policies and (ii) as a result of the employee’s failure, there has been or reasonably could be expected to be a material adverse impact on our firm or the employee’s business unit.

Overview of 2011 Incentive Compensation Program
Our 2011 incentive compensation, generally consisting of annual cash bonuses and deferred incentive compensation awards (restricted Holding Unit awards and Deferred Cash awards), is intended to reward our executives (and any other employee with 2011 total compensation in excess of $200,000) for their performance and encourage them to remain with the firm. Annual cash bonuses, which generally reflect individual performance and the firm’s current year financial performance, provide a shorter-term incentive to remain through year-end because such bonuses are typically paid during the last week of the year. Deferred incentive compensation awards (whether denominated in restricted Holding Units or Deferred Cash) provide future earnings potential. They are subject to multi-year vesting periods (generally, four years) and are subject to forfeiture in the event an award recipient violates certain agreements and restrictive covenants set forth in the applicable award agreement (see “Compensation Elements for Executive Officers – Long-term Incentive Compensation” in this Item 11).

The aggregate amount of incentive compensation (i.e., the amount available to pay annual cash bonuses and make deferred incentive compensation awards to executives and other eligible employees) generally is determined on a discretionary basis and is primarily a function of our firm’s current year financial performance. Amounts are awarded to help us achieve our goal of attracting, motivating and retaining top talent while also helping ensure that our Unitholders receive an appropriate return on their investment. Senior management, with the approval of the Compensation Committee, confirmed that the appropriate metric to consider in determining the amount of incentive compensation for 2011 is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues:

•
Adjusted net revenues (see our discussion of "Management Operating Metrics" in Item 7) exclude investment gains and losses and dividends and interest on deferred compensation-related investments, and 90% of the investment gains and losses of our consolidated venture capital fund attributable to non-controlling interests. In addition, adjusted net revenues offset distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We also exclude from adjusted net revenues additional pass-through expenses we incur (primarily through our transfer agent) that are reimbursed and recorded as fees in revenues. During the fourth quarter of 2011, we made a minor modification to the adjusted compensation ratio calculation: for adjusted compensation ratio purposes, we have excluded revenues associated with acquisitions over the last two years to implement strategic product initiatives;

•
Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals, and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee deferred compensation-related investments and our firm’s fourth quarter 2011 deferred compensation charge (see “Deferred Compensation Charge” in Item 7). As a result of a modification made in the fourth quarter of 2011, adjusted employee compensation and benefits expense also excludes total compensation and certain amortization of equity-based awards of personnel related to acquisitions over the last two years to implement strategic product initiatives.

Senior management, with the approval of the Compensation Committee, also confirmed that the firm’s adjusted employee compensation and benefits expense should not exceed 50% of our adjusted revenues, except in unexpected or unusual circumstances.

As shown in the table below, in 2011, adjusted employee compensation and benefits expense amounted to 50.3% of adjusted revenues (in thousands):

Net Revenues	$2,749,891
Adjustments (see above)	(335,316)
Adjusted Revenues	$2,414,575
Employee Compensation & Benefits Expense	$1,835,628
Adjustments (see above)	(620,381)
Adjusted Employee Compensation & Benefits Expense	$1,215,247
Adjusted Compensation Ratio	50.3%

Our 2011 adjusted compensation ratio of approximately 50% reflects the need to keep compensation levels competitive with industry peers. In determining the appropriate level of compensation for the firm’s executives, senior management retained McLagan Partners (“McLagan”), which provided compensation benchmarking data that included comparisons of estimated 2011 executive compensation to executive compensation in 2010.

Employees with total compensation in excess of $200,000 received a portion of their 2011 incentive compensation in the form of a cash bonus and a portion in the form of deferred incentive compensation (at least 50% of which must be allocated to restricted Holding Units). The split between cash bonus and deferred incentive compensation varied depending on the eligible employee’s total compensation, with lower-paid employees receiving a greater percentage of their incentive compensation as cash bonuses than more highly-paid employees. Quarterly cash distributions on vested and unvested restricted Holding Units are paid currently to award recipients. If Deferred Cash is elected, interest will accrue monthly based on our monthly weighted average cost of funds and will be credited to the award recipient annually. Our cost of funds during December 2011 was 0.19%, representing a nominal return.

Overview of our Chief Executive Officer’s Compensation
On December 19, 2008, Peter S. Kraus, the General Partner, AllianceBernstein and Holding entered into an agreement (“Kraus Employment Agreement”) pursuant to which Mr. Kraus serves as Chairman of the Board of the General Partner and Chief Executive Officer (“CEO”) of the General Partner, AllianceBernstein and Holding until January 2, 2014 (“Employment Term”) unless the Kraus Employment Agreement is terminated in accordance with its terms.

The terms of the Kraus Employment Agreement were the result of arm’s-length negotiations between Mr. Kraus and a member of the Compensation Committee. The terms of the Kraus Employment Agreement (which are described in detail immediately below), including the compensation elements, were discussed and approved by the Compensation Committee and the full Board on December 19, 2008 and reflect their decision to structure the allocation of Mr. Kraus’s compensation more heavily toward a grant of restricted Holding Units.

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

The $6 million cash bonus paid to Mr. Kraus in 2009 represented the amount that Mr. Kraus and the Board agreed represented a reasonable and appropriate short-term financial inducement for Mr. Kraus to join AllianceBernstein based on the same factors (listed immediately above) and reflected the significant uncertainty surrounding the level of 2009 quarterly cash distributions on Holding Units when he was hired; it most directly reflects the Company’s goal of attracting highly-qualified executive talent.

Mr. Kraus is paid an annual base salary of $275,000. The $275,000 base salary is in line with our firm’s policy generally to keep base salaries low in relation to total compensation.

During the Employment Term, AllianceBernstein has no commitment to pay additional cash bonuses to Mr. Kraus beyond the $6 million he was paid in 2009 (with any additional bonuses being entirely in the discretion of the Compensation Committee) or to make any additional equity-based awards to him. Consequently, for 2010 and subsequent years during the Employment Term, the totality of Mr. Kraus’s compensation (other than his salary and absent any additional awards the Board may choose to grant) is dependent on the level of cash distributions on the restricted Holding Units granted to him and the evolution of the trading price of Holding Units, both of which are partially dependent on the financial and operating results of our firm. Accordingly, his long-term interests are directly aligned with the interests of our Unitholders and also indirectly aligned with the interests of our clients, as strong performance for our clients generally contributes directly to increases in assets under management and thus improved financial performance for the firm.

Mr. Kraus received neither a cash bonus nor a long-term incentive compensation award for 2011 or 2010.

Mr. Kraus is also entitled to receive perquisites and benefits, including full tax gross-ups by AllianceBernstein with respect to personal air travel on Company aircraft, personal use of a Company car and driver, any continued medical coverage due to termination by death or disability, and any payments for COBRA coverage due to termination of employment by AllianceBernstein without cause or by Mr. Kraus for good reason. These terms reflect the results of the arm’s-length negotiation process described immediately above.

Factors Considered when Determining Executive Compensation
Decisions about executive compensation are based primarily on our assessment of each executive’s leadership, operational performance and potential to enhance investment returns and service for our clients, all of which contribute to long-term Unitholder value. We do not utilize quantitative formulas when determining the compensation of our CEO, our Interim Chief Financial Officer and our other three most highly-compensated executive officers (“named executive officers”), but rather rely on our judgment about each executive’s performance and whether each particular payment or award provides an appropriate reward for the executive officer’s and the firm’s current year performance. We begin this process by determining the total incentive compensation amounts available for a particular year (as more fully explained above in “Overview of 2011 Incentive Compensation Program”). We then consider a number of key factors for each of the named executive officers (other than Mr. Kraus, our CEO, whose compensation is described above in “Overview of our Chief Executive Officer’s Compensation”). These factors include: total compensation paid to the named executive officer in the previous year; the increase or decrease in the current year’s total incentive compensation amounts available; the named executive officer’s performance compared to individual business and operational goals established at the beginning of the year; the nature, scope and level of responsibilities of the named executive officer; the contribution to our overall financial results; and the contribution of the executive’s business unit to our Company’s fiduciary culture in which clients’ interests are paramount. In 2011, we also considered data provided by McLagan to benchmark the total compensation paid to each of our named executive officers.

This process, which is conducted by the CEO working with other members of senior management, results in specific incentive compensation recommendations to the Compensation Committee supported by the factors considered. The Compensation Committee then makes the final incentive compensation decisions. The Compensation Committee did not analyze quantifiable goals relating to the firm’s business units in determining the cash bonus of each of the named executive officers.

In addition to our CEO, our Interim CFO and our other three most highly-compensated executive officers, for 2011, pursuant to applicable SEC rules and regulations, we also included our former Chief Financial Officer as a “named executive officer”.

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

We have described below the business and operational goals established in 2011 for our named executive officers (other than Mr. Kraus) and the contribution to our Company each made in achieving these goals:

•
For Mr. Gingrich, our Company’s Chief Operating Officer, the main elements of his business and operational goals for 2011 related to his prior role as Chairman and CEO of SCB LLC and included: optimizing the revenue and profit contribution of our Bernstein Research Services unit; further enhancing this unit’s research capabilities, trading services and product array; extending this unit’s geographic platform; and attracting, motivating and retaining top talent.

•
Mr. Gingrich was successful in meeting these goals in 2011. The most significant contributions made by Mr. Gingrich toward achieving these goals included leading our sell-side business to: strong market share and profitability; excellent results in third party surveys; further expansion of the European trading platform; significant progress in establishing the Asia business; and further expansion of the equity derivatives and equity capital markets initiatives. Mr. Gingrich’s compensation reflected Mr. Kraus’s and the Compensation Committee’s judgment in assessing the importance of these contributions to our Company.

•
For Mr. van Brugge, the Chairman and CEO of SCB LLC, the main elements of his business and operational goals for 2011 related to his prior role as SCB LLC’s Global Director of Research and included: further enhancing the research capabilities of our Bernstein Research Services unit; extending this unit’s research capabilities in Asia; and attracting, motivating and retaining top talent.

•
Mr. van Brugge was successful in meeting these goals in 2011. The most significant contributions made by Mr. van Brugge towards achieving these goals included excellent results in third-party research surveys; significant progress in establishing SCB LLC’s research capabilities in Asia; and recruiting a number of talented individuals to join our firm as new analysts. Mr. van Brugge’s compensation reflected Mr. Kraus’s and the Compensation Committee’s judgment in assessing the importance of these contributions to our Company.

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

•
Mr. Cranch was successful in meeting these goals in 2011. The most significant contributions made by Mr. Cranch toward achieving these goals included: his strong leadership and advocacy at all levels of our Company, and particularly within the Legal and Compliance Department, in requiring strict adherence to our compliance policies and procedures and ensuring that our Company fulfills its fiduciary duties to its clients; leading the design and implementation of a new client service model within the Legal and Compliance Department with a view toward achieving a consistent level of service excellence; and his leadership in identifying practices and circumstances that risk exposing our Company to litigation and regulatory enforcement proceedings, and taking steps to proactively mitigate that risk. Mr. Cranch’s compensation reflected Mr. Kraus’s and the Compensation Committee’s judgment in assessing the importance of these contributions to our Company.

•
For Mr. Farrell, our Chief Accounting Officer, Corporate Controller and Interim Chief Financial Officer, the main elements of his business and operational goals included: assuming the additional responsibilities of Interim Chief Financial Officer (in January 2011) in a seamless manner; ensuring the firm’s internal control structure and financial reporting standards were adhered to; revising the firm’s long-term incentive compensation program; reviewing the firm’s global liquidity profile and extending the term of our senior revolving credit facility; establishing bilateral credit lines for our sell-side business; reviewing the firm’s cost structure, including its global real estate footprint; rationalizing the firm’s Finance and Administrative functions to leverage and improve the service levels to the Company and its business leaders; and continuing to identify and develop our firm’s next generation of business leaders.

•
Mr. Farrell was successful in meeting these goals in 2011. The most significant contributions made by Mr. Farrell toward achieving these goals included: revising the firm’s long-term incentive compensation program designed to better align the costs of employee compensation and benefits with the firm’s current year financial performance, and provide our employees with a higher degree of certainty that they will receive the incentive compensation that they were awarded; completing a review of the firm’s liquidity profile and, working with our firm’s bank syndicate, extending the maturity of our senior revolving credit facility to five years (which was finalized on January 17, 2012); successfully working with certain banks in our syndicate to establish bilateral credit lines for our sell-side business to enhance its liquidity; continuing to evaluate the firm’s cost structure which, including the review of the firm’s occupancy requirements, resulted in the consolidation of the space in London; and reorganizing the Finance and Administrative function and leveraging existing resources to support the Company and its business leaders more efficiently. Mr. Farrell’s compensation reflected Mr. Kraus’s and the Compensation Committee’s judgment in assessing the importance of these contributions to our Company.

•
For John B. Howard, our Company’s former Chief Financial Officer, the main elements of his business and operational goals were to assist with the recruitment of a successor and facilitate the transition of his responsibilities as Chief Financial Officer to that successor.

•
On February 15, 2011, Mr. Howard left AllianceBernstein to return to his former employer, AQR Capital Management, to resume his former role as Chief Operating Officer. As a result of his resignation, Mr. Howard forfeited any equity and deferred compensation awards we granted to him (including the Holding Units we awarded to him as replacement equity). Accordingly, Mr. Howard’s compensation in 2011 consisted entirely of the pro rata portion of his salary paid to him for the time he was employed by our firm.

Consistent with the management approach taken by AllianceBernstein for its executives generally, the 2011 goals of our named executive officers (other than Mr. Kraus, whose compensation is described above in “Overview of our Chief Executive Officer’s Compensation”) did not include specific revenue or profit targets. By their nature, the business and operational goals for each of these other named executive officers are difficult to measure quantitatively and thus management uses discretion to determine whether those goals and objectives have been met.

In addition to considering the extent to which our named executive officers met their business and operational goals, we consider each executive’s current salary, and prior-year short-term and long-term incentive compensation awards, and the compensation paid to the executive’s peers within our Company. In general, we believe that key employees should be well-compensated for strong performance, but that significant portions of compensation should be deferred, which provides an incentive for key employees to remain with the firm or, in the event they resign, not to join a competitor.

Furthermore, during the fourth quarter of 2011, McLagan provided us with comparative compensation benchmarking data, which summarized compensation levels for the prior year at selected asset management companies and banks comparable to ours. This data provides ranges of compensation levels for executive positions at these companies similar to those held by our named executive officers, including salary, total cash compensation and total compensation. The comparable companies are selected by management with input from the compensation consultants in order to provide appropriate comparables for the size and business mix of AllianceBernstein and the roles played by the named executive officers.

In 2011, the McLagan data we used to benchmark the compensation of our named executive officers was based on compensation comparisons from the following asset management companies and banks: Bank of America Merrill Lynch, Barclays Capital Group, BlackRock Financial Management, Citigroup, Credit Suisse, Deutsche Bank, Franklin Templeton, Goldman Sachs & Co., Goldman Sachs Asset Management, Invesco Plc, Jefferies, JPMorgan Asset Management, JPMorgan Chase, Morgan Stanley, Morgan Stanley Investment Management, Nomura Securities, PIMCO Advisors, T. Rowe Price Associates, UBS and The Vanguard Group.

Total compensation paid to our named executive officers fell within or below the ranges of total compensation paid to executives in similar positions by the companies included in the McLagan data. Additionally, the Board, when it reviewed and approved the Kraus Employment Agreement on December 19, 2008, considered McLagan data indicating that Mr. Kraus’s compensation arrangement was fully competitive, reasonable and appropriate given our size, scope and complexity, and Mr. Kraus’s experience, credentials and proven track record.

Our Chief Executive Officer, and the Compensation Committee, retain discretion as to how to utilize the McLagan benchmarking data. The data is not used in a formulaic or mechanical way to determine named executive officer compensation levels. The Compensation Committee considered McLagan data in concluding that the compensation levels paid in 2011 to our named executive officers were appropriate and reasonable.

Compensation Elements for Executive Officers
Below we describe the major elements of our executive compensation.

1. Base Salary. Base salaries comprise a relatively small portion of executives’ total compensation and are maintained at levels generally lower than the salaries of executives at peer firms. Within the narrow range of base salaries paid to executives, we consider individual experience, responsibilities and tenure with the firm. The salaries we paid during 2011 to our named executive officers are shown in column (c) of the Summary Compensation Table.

2. Short-term Incentive Compensation (Cash Bonus). In 2011, we paid annual cash bonuses in late December to reward individual performance for the year. These bonuses are based on management’s evaluation (subject to the Compensation Committee’s review and approval) of each executive’s performance during the year, and the performance of the executive’s business unit or function, compared to business and operational goals established at the beginning of the year, and in the context of the firm’s current year financial performance. The cash bonuses we awarded in 2011 to our named executive officers are shown in column (d) of the Summary Compensation Table.

3. Long-term Incentive Compensation. In 2011, we granted annual long-term incentive compensation awards in December to supplement cash bonuses and to encourage retention of our executives. These awards are made under an unfunded, non-qualified incentive compensation plan under which awards may be granted to eligible employees.

As discussed above in “Overview of 2011 Incentive Compensation Program”, long-term incentive compensation awards generally are denominated in restricted Holding Units. We employ this structure to directly align our executives’ long-term interests with the interests of our Unitholders while also indirectly aligning our executives’ long-term interests with the interests of our clients, as strong performance for our clients generally contributes directly to increases in assets under management and thus improved financial performance for the firm. Certain executives, like other eligible employees, may allocate a portion of their long-term incentive compensation awards to Deferred Cash (up to 50% of their awards, up to a maximum cash amount of $250,000). The 2011 long-term incentive compensation awards granted to our named executive officers are shown in column (e) of the Summary Compensation Table and column (i) of the Grants of Plan-based Awards Table if they are denominated in restricted Holding Units; these awards are shown in column (d) of the Summary Compensation Table and are not shown in the Grants of Plan-based Awards Table if they are denominated in Deferred Cash.

Long-term incentive compensation, whether denominated in restricted Holding Units or Deferred Cash, was awarded in 2011 as part of total incentive compensation based on a customized set of goals for each executive. The relative level of cash bonus compared to deferred incentive compensation is generally fixed using a sliding scale based on the total compensation level of the executive, with lower-paid executives receiving a greater percentage of their incentive compensation as cash bonuses than more highly-paid executives.

In 2011, the number of restricted Holding Units comprising deferred incentive compensation awards was based on the average of the closing prices of a Holding Unit as reported for NYSE composite transactions for the five business day period that commenced on January 13, 2012 and concluded on January 20, 2012; the Compensation Committee approved the awards on December 9, 2011.

Long-term incentive compensation awards, whether denominated in restricted Holding Units or Deferred Cash, generally vest ratably over four years. However, award recipients, who terminate their employment or are terminated without cause, continue to vest in their deferred awards if the award recipients comply with certain agreements and restrictive covenants set forth in the applicable award agreement, including restrictions on competition, employee and client solicitation, and a claw-back for failing to follow existing risk management policies.

Withdrawals prior to vesting are not permitted. Upon vesting, awards are distributed to participants unless the award recipient has, in advance, voluntarily elected to defer receipt to future periods. Quarterly cash distributions on vested and unvested restricted Holding Units are paid currently to award recipients and are included in column (i) of the Summary Compensation Table.

4. Defined Contribution Plan. Employees of AllianceBernstein are eligible to participate in the Profit Sharing Plan for Employees of AllianceBernstein L.P. (as amended and restated as of January 1, 2010, “Profit Sharing Plan”), a tax-qualified retirement plan. The Compensation Committee determines the amount of Company contributions (both the level of annual matching by the firm of an employee’s pre-tax salary deferral contributions and the annual Company profit sharing contribution). For 2011, the Compensation Committee determined that employee deferral contributions would be matched on a one-to-one basis up to five percent of eligible compensation and there would be no profit sharing contribution. Company contributions to the Profit Sharing Plan on behalf of the named executive officers are shown in column (i) of the Summary Compensation Table.

5. CEO Arrangements. See “Overview of our Chief Executive Officer’s Compensation“ above.

6. Former Chief Financial Officer Arrangements.

John B. Howard

On February 15, 2011, Mr. Howard left AllianceBernstein to return to his former employer, AQR Capital Management, to resume his former role as Chief Operating Officer. As a result of his resignation, Mr. Howard forfeited any equity and deferred compensation awards we granted to him (including the Holding Units we awarded to him as replacement equity). Accordingly, Mr. Howard’s compensation in 2011 consisted entirely of the pro rata portion of his salary paid to him for the time he was employed by our firm.

Compensation Committee
In January 2011, the Compensation Committee consisted of Mr. Condron (Chairman), Mr. Kraus, Ms. Slutsky and Mr. Smith. In February 2011, the Board elected Messrs. de Castries, Duverne and Elliott as additional members. In February 2012, Mr. de Castries resigned as a member of the Compensation Committee. As discussed above (see “Corporate Governance—NYSE Governance Matters” in Item 10), because it is a limited partnership, Holding is exempt from NYSE rules that require public companies to have a compensation committee composed solely of independent directors. AXA owns, indirectly, an approximate 64.4% economic interest in AllianceBernstein (as of December 31, 2011), and compensation expense is a significant component of our financial results. For these reasons, Mr. Duverne, Deputy Chief Executive Officer of AXA, is a member of the Compensation Committee, and any action taken by the Compensation Committee requires the affirmative vote or consent of an executive officer of one or more of our parent companies. (Presently, Mr. Duverne is the only member of the Compensation Committee who is also an executive officer of one or more of our parent companies.)

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

In December 2007, the Compensation Committee delegated responsibility for managing AllianceBernstein’s non-qualified plans to the Omnibus Committee for Non-Qualified Plans (“Omnibus Committee”), consisting of six members who are senior officers of AllianceBernstein. The Compensation Committee held four meetings in 2011. The Omnibus Committee held five meetings in 2011.

The Compensation Committee’s year-end process has generally focused on the cash bonuses and long-term incentive compensation awards granted to senior management. Mr. Kraus plays an active role in the work of the Compensation Committee, but he does not participate in any Committee discussions or votes regarding his own compensation. Mr. Kraus, working with other members of senior management, provides recommendations for individual employee awards to the Compensation Committee for its consideration. As part of this process, management provides the Committee with compensation benchmarking data from compensation consultants. For 2011, we paid $16,050 to McLagan for executive compensation benchmarking data and an additional $245,973 for survey and consulting services relating to the amount and form of compensation paid to employees other than executives.

The Compensation Committee held its regularly-scheduled meeting regarding year-end compensation on December 9, 2011, at which it discussed and approved senior management’s compensation recommendations. The Compensation Committee has not retained its own consultants.

The Compensation Committee’s functions are more fully described in the committee’s charter, which is available online in the “Management & Governance” section of our Internet site (http://www.alliancebernstein.com).

Other Compensation-Related Matters
AllianceBernstein and Holding are, respectively, private and public limited partnerships, and are subject to taxes other than federal and state corporate income tax (see “Business – Taxes” in Item 1 and “Structure-related Risks” in Item 1A). Accordingly, Section 162(m) of the Code, which limits tax deductions relating to executive compensation otherwise available to entities taxed as corporations, is not applicable to either AllianceBernstein or Holding.

We have amended our qualified and non-qualified plans to the extent necessary to comply with applicable law.

For long-term incentive compensation awards made during or before 2008, we typically purchased the investments that were notionally elected by plan participants and held these investments in a consolidated rabbi trust. Effective January 1, 2009, investments we previously made in our investment services offered to clients are held in a custodial account, while we continue to hold investments in Holding Units in the consolidated rabbi trust. These investments are subject to the general creditors of AllianceBernstein.

All compensation awards approved during 2011 that involve the issuance of Holding Units were made under the 2010 Plan.

Compensation Committee Interlocks and Insider Participation

Mr. de Castries, who was a member of the Compensation Committee from February 2011 through February 2012, is the Chief Executive Officer of AXA, the ultimate parent of the General Partner.

Mr. Duverne is the Deputy Chief Executive Officer of AXA.

Mr. Condron served as the Chairman of the Board, President and Chief Executive Officer of AXA Equitable, the sole stockholder of the General Partner, until his retirement on January 1, 2011.

As of December 31, 2011, AXA Equitable and its affiliates owned an aggregate 64.4% economic interest in AllianceBernstein.

Mr. Kraus is Chairman of the Board and Chief Executive Officer of the General Partner and, accordingly, also serves in that capacity for AllianceBernstein and Holding. Mr. Kraus is also a director of AXA Financial, AXA Equitable, MONY and MLOA. Other than Mr. Kraus, no executive officer of AllianceBernstein served as (i) a member of a compensation committee or (ii) a director of another entity, an executive officer of which served as a member of AllianceBernstein’s Compensation Committee or Board.

Compensation Committee Report

The members of the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth above and, based on such review and discussion, recommended its inclusion in this Form 10-K.

Christopher M. Condron (Chair)	Henri de Castries
Denis Duverne	Steven G. Elliott
Peter S. Kraus	Lorie A. Slutsky
A.W. (Pete) Smith, Jr.

Summary Compensation Table

The following table summarizes the total compensation of our named executive officers for 2011, 2010 and 2009, as applicable (including Mr. Howard, who is no longer an executive officer as a result of his resignation in January 2011):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1)(2) ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Peter S. Kraus(3)	2011	275,000	—	—	—	—	—	3,982,527	4,257,527
Chairman and	2010	275,000	—	—	—	—	—	4,328,020	4,603,020
Chief	2009	275,000	6,000,000	—	—	—	—	4,175,132	10,450,132
Executive
Officer

James A. Gingrich(4)	2011	400,000	1,685,000	1,915,000	—	—	—	314,352	4,314,352
Chief Operating	2010	400,000	1,311,092	2,638,921	—	—	—	155,586	4,505,599
Officer	2009	200,000	1,270,000	2,529,995	925,000	—	—	10,414	4,935,409

Robert P. van	2011	375,000	1,470,000	930,002	—	—	—	356,910	3,131,912
Brugge(5)(6)
Chairman and
CEO of SCB
LLC

Laurence E.	2011	400,000	785,000	565,005	—	—	—	177,570	1,927,575
Cranch(4)	2010	400,000	601,250	1,123,759	—	—	—	71,624	2,196,633
General Counsel	2009	200,000	770,000	1,030,014	275,000	—	—	11,188	2,286,202

Edward J. Farrell(5)(7)	2011	300,000	515,000	285,005	—	—	—	47,633	1,147,638
Interim Chief
Financial
Officer

John B. Howard(7)	2011	47,500	—	—	—	—	—	21	47,521
Former Chief	2010	153,077	927,877	3,872,124	—	—	—	138	4,953,216
Financial
Officer
_____________
(1)
The figures in columns (e) and (f) of the above table provide the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 17 to AllianceBernstein’s consolidated financial statements in Item 8.

(2)
As discussed above in “Overview of 2011 Incentive Compensation Program” and “Compensation Elements for Executive Officers – Long-term Incentive Compensation” in this Item 11, long-term incentive compensation awards generally are denominated in restricted Holding Units. We employ this structure to directly align our executives’ long-term interests with the interests of our Unitholders while also indirectly aligning our executives’ long-term interests with the interests of our clients, as strong performance for our clients generally contributes directly to increases in assets under management and thus improved financial performance for the firm. Certain executives, like other eligible employees, may allocate a portion of their long-term incentive compensation awards to Deferred Cash (up to 50% of their awards, up to a maximum cash amount of $250,000). The 2011 long-term incentive compensation awards granted to our named executive officers are shown in column (e) of this table and column (i) of the Grant of Plan-Based Awards Table if they are denominated in restricted Holding Units; these awards are shown in column (d) of this table and are not shown in the Grant of Plan-Based Awards Table if they are denominated in Deferred Cash.

In 2011, the number of restricted Holding Units comprising deferred incentive compensation awards was based on the average of the closing prices of a Holding Unit as reported for NYSE composite transactions for the five business day period that commenced on January 13, 2012 and concluded on January 20, 2012 (this calculation resulted in an average price of $14.896); the Compensation Committee approved the awards on December 9, 2011.

(3)
Mr. Kraus’s compensation structure is set forth in the Kraus Employment Agreement, the terms of which are described above in “Compensation Discussion and Analysis—Overview of our Chief Executive Officer’s Compensation” and below in “Potential Payments upon Termination or Change in Control”.

(4)
As discussed above in “Overview of Compensation Philosophy and Program” in this Item 11, we amended all outstanding deferred incentive compensation awards (including options to buy Holding Units) of active employees permitting those employees, who terminate their employment or are terminated without cause, to continue to vest in their deferred awards if they comply with certain agreements and restrictive covenants set forth in the applicable award agreement. The amendment to outstanding options held by Messrs. Gingrich and Cranch did not result in any incremental fair value.

(5)	We have not provided 2010 and 2009 compensation because neither Mr. van Brugge nor Mr. Farrell was a named executive officer in 2010 or 2009.

(6)
The bonus disclosed in column (d) for Mr. van Brugge includes a $1,220,000 cash bonus paid to Mr. van Brugge in December 2011 and the $250,000 portion of Mr. van Brugge’s 2011 long-term incentive compensation award under the Incentive Compensation Program he elected to allocate to Deferred Cash. This amount will accrue interest monthly based on our monthly weighted average cost of funds (0.19% in December 2011) and will be credited to Mr. van Brugge annually until the cash is distributed to him in installments over the four-year vesting period.

(7)
On March 22, 2010, Mr. Howard joined our firm as Chief Financial Officer. We did not pay Mr. Howard any compensation during 2009. On February 15, 2011, Mr. Howard left AllianceBernstein to rejoin his former employer, AQR Capital, and Mr. Farrell assumed the role of Interim Chief Financial Officer.

For information about how salary and bonus relate to total compensation, see “Compensation Elements for Executive Officers” above.

Mr. Gingrich’s compensation reflects his former role as Chief Executive Officer of SCB LLC and his leadership role in optimizing the revenue and profit contribution of our sell-side business, further enhancing that business’s research capabilities, trading services and product array, and extending the business’s geographic platform.

Mr. van Brugge’s compensation reflects his former role as Global Research Director of SCB LLC and the contribution he makes in achieving excellent results in third-party research surveys, helping to establish SCB’s research capabilities in Asia and attracting a number of talented individuals to join SCB LLC as new analysts.

Mr. Cranch’s compensation reflects his role as General Counsel of AllianceBernstein and the contribution he makes in maintaining a good compliance record, sustaining and improving the Legal and Compliance Department's level of client service and minimizing litigation against the firm.

Mr. Farrell’s compensation reflects his role as Controller and Interim Chief Financial Officer of AllianceBernstein and the contribution he makes in helping ensure our firm’s incentive compensation program remains competitive, ensuring our firm has sufficient liquidity on reasonable terms, rationalizing our firm’s global real estate footprint and leveraging existing resources to support our firm and its business leaders more efficiently.

During 2011, we owned a fractional interest in an aircraft with an aggregate operating cost of $1,577,107 (including $315,847 in maintenance fees, $1,023,395 in usage fees and $237,865 of amortization based on the original cost of our fractional interest, less estimated residual value). The unamortized value of the fractional interest as of December 31, 2011 was $2,273,993. We also leased an aircraft during 2011 with an aggregate operating cost of $4,282,967 (including $858,000 in leasing costs, $916,608 in maintenance fees and $2,508,359 in usage fees).

Our interests in aircraft facilitate business travel of senior management. In 2011, we permitted our Chief Executive Officer to use the aircraft for personal travel. His personal travel constituted approximately 19.4% of our actual use of the aircraft in 2011.

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

We use the Standard Industry Fare Level (“SIFL”) methodology to calculate the amount to include in the taxable income of executives for the personal use of Company-owned aircraft. Using the SIFL methodology, which was approved by our Compensation Committee, limits our ability to deduct the full cost of personal use of Company-owned aircraft by our executive officers. Taxable income for the 12 months ended October 31, 2011 for personal use imputed to Mr. Kraus is $115,410.

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

For 2011, column (i) includes:

for Mr. Kraus, $3,155,012 for quarterly distributions related to his Restricted Holding Unit Grant ($2,351,853 of which was paid on Holding Units Mr. Kraus owned and $803,159 of which was paid on Holding Units that had been withheld to cover taxes), $497,855 for personal use of aircraft, $181,920 for personal use of a car and driver (including lease costs ($30,326), driver compensation ($132,189) and other car-related costs ($19,405), such as parking, gas, tolls, and repairs and maintenance), $135,490 for gross-ups related to imputed income for personal use of aircraft and car, and a $12,250 contribution to the Profit Sharing Plan.

for Mr. Gingrich, $264,500 for quarterly distributions on Holding Units awarded as long-term incentive compensation, $20,000 for financial planning services, $17,188 for gross-ups related to imputed income for these financial planning services, a $12,250 contribution to the Profit Sharing Plan and $414 of life insurance premiums.

for Mr. van Brugge, $164,430 for U.K. taxes paid on his behalf, $150,063 for quarterly distributions on Holding Units awarded as long-term incentive compensation, $26,467 for gross-ups related to imputed income for tax payments made on his behalf, a $12,250 contribution to the Profit Sharing Plan, $3,520 for tax preparation services and $180 of life insurance premiums.

for Mr. Cranch, $123,709 for quarterly distributions on Holding Units awarded as long-term incentive compensation, $20,000 for financial planning services, $20,392 for gross-ups related to imputed income for these financial planning services, a $12,250 contribution to the Profit Sharing Plan and $1,219 of life insurance premiums.

for Mr. Farrell, $34,969 for quarterly distributions on Holding Units awarded as long-term incentive compensation, a $12,250 contribution to the Profit Sharing Plan and $414 of life insurance premiums.

for Mr. Howard, $21 of life insurance premiums.

Grants of Plan-based Awards in 2011

The following table describes each grant of an award made to a named executive officer during 2011 under the 2010 Plan, an equity compensation plan:

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Peter S. Kraus	—	—	—	—	—	—	—	—	—	—	—
James A. Gingrich(1)(2)(3)	12/09/2011	—	—	—	—	—	—	128,558	—	—	1,915,000
Robert P. van Brugge(1)(3)	12/09/2011	—	—	—	—	—	—	62,433	—	—	930,002
Laurence E. Cranch(1)(2)(3)	12/09/2011	—	—	—	—	—	—	37,930	—	—	565,005
Edward J. Farrell(1)(3)	12/09/2011	—	—	—	—	—	—	19,133	—	—	285,005
John B. Howard	—	—	—	—	—	—	—	—	—	—	—

(1)
Amounts shown in column (l) reflect 2011 restricted Holding Unit awards under the Incentive Compensation Program and the 2010 Plan, an equity compensation plan, and can also be found in column (e) of the Summary Compensation Table.

(2)
As discussed above in “Overview of Compensation Philosophy and Program” in this Item 11, we amended all outstanding deferred incentive compensation awards (including options to buy Holding Units) of active employees permitting those employees, who terminate their employment or are terminated without cause, to continue to vest in their deferred awards if they comply with certain agreements and restrictive covenants set forth in the applicable award agreement. The amendment to outstanding options held by Messrs. Gingrich and Cranch did not result in any incremental fair value.

(3)
As discussed above in “Overview of 2011 Incentive Compensation Program” and “Compensation Elements for Executive Officers – Long-term Incentive Compensation” in this Item 11, long-term incentive compensation awards generally are denominated in restricted Holding Units. We employ this structure to directly align our executives’ long-term interests with the interests of our Unitholders while also indirectly aligning our executives’ long-term interests with the interests of our clients, as strong performance for our clients generally contributes directly to increases in assets under management and thus improved financial performance for the firm. Certain executives, like other eligible employees, may allocate a portion of their long-term incentive compensation awards to Deferred Cash (up to 50% of their awards, up to a maximum cash amount of $250,000). The 2011 long-term incentive compensation awards granted to our named executive officers are shown in column (i) of this table and column (e) of the Summary Compensation Table if they are denominated in restricted Holding Units; these awards are not shown in this table and are shown in column (d) of the Summary Compensation Table if they are denominated in Deferred Cash.

In 2011, the number of restricted Holding Units comprising deferred incentive compensation awards was based on the average of the closing prices of a Holding Unit as reported for NYSE composite transactions for the five business day period that commenced on January 13, 2012 and concluded on January 20, 2012 (this calculation resulted in an average price of $14.896); the Compensation Committee approved the awards on December 9, 2011.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table describes any outstanding equity awards held by our named executive officers as of December 31, 2011:

	Option Awards					Holding Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Peter S. Kraus(1)	—	—	—	—	—	1,088,821	14,241,779	—	—
James A. Gingrich(2)(3)	105,413	158,120	—	17.05	1/23/19	259,323	3,391,945	—	—
Robert P. van Brugge(4)	—	—	—	—	—	133,459	1,745,644	—	—
Laurence E. Cranch(5)(6)	31,339	47,009	—	17.05	1/23/19	92,729	1,212,895	—	—
Edward J. Farrell(7)	—	—	—	—	—	34,669	453,471	—	—
John B. Howard(8)	—	—	—	—	—	—	—	—	—
_____________
(1)
Mr. Kraus’s Restricted Holding Unit Grant vested in 20% increments on each of December 19, 2009, 2010 and 2011 and is scheduled to vest in additional 20% increments on each of December 19, 2012 and 2013.

(2)
Mr. Gingrich was awarded (i) 128,558 restricted Holding Units in December 2011 that vest in 25% increments on each of December 1, 2012, 2013, 2014 and 2015, (ii) 111,253 restricted Holding Units in December 2010, 25% of which vested on December 1, 2011, and the remainder of which are scheduled to vest in additional 25% increments on each of December 1, 2012, 2013 and 2014, and (iii) 94,650 restricted Holding Units in December 2009, 25% of which vested on each of December 1, 2010 and 2011 and the remainder of which are scheduled to vest in additional 25% increments on each of December 1, 2012 and 2013.

(3)
Mr. Gingrich was granted 263,533 options to buy Holding Units in January 2009, 20% of which vested and became exercisable on each of January 23, 2010, 2011 and 2012 and the remainder of which are scheduled to vest and become exercisable in additional 20% increments on each of January 23, 2013 and 2014.

(4)
Mr. van Brugge was awarded 62,433 restricted Holding Units in December 2011 that vest in 25% increments on each of December 1, 2012, 2013, 2014 and 2015. Mr. van Brugge elected to receive the remaining $250,000 value of his December 2011 long-term incentive compensation award in Deferred Cash, which will vest according to the same schedule as his restricted Holding Unit award.

(5)
Mr. Cranch was awarded (i) 37,930 restricted Holding Units in December 2011 that vest in 25% increments on each of December 1, 2012, 2013, 2014 and 2015, (ii) 47,376 restricted Holding Units in December 2010, 25% of which vested on December 1, 2011 and the remainder of which are scheduled to vest in additional 25% increments on each of December 1, 2012, 2013 and 2014, and (iii) 38,534 restricted Holding Units in December 2009, 25% of which vested on each of December 1, 2010 and 2011 and the remainder of which are scheduled to vest in additional 25% increments on each of December 1, 2012 and 2013.

(6)
Mr. Cranch was granted 78,348 options to buy Holding Units in January 2009, 20% of which vested and became exercisable on each of January 23, 2010, 2011 and 2012 and the remainder of which are scheduled to become exercisable in additional 20% increments on each of January 23, 2013 and 2014.

(7)	Mr. Farrell was awarded 19,133 restricted Holding Units in December 2011 that vest in 25% increments on each of December 1, 2012, 2013, 2014 and 2015.

(8)	As a result of his resignation on February 15, 2011, Mr. Howard forfeited his outstanding equity awards.

Option Exercises and Holding Units Vested in 2011

The following table describes any Holding Units held by our named executive officers that vested during 2011:

	Option Awards		Holding Unit Awards
Name	Number of Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Holding Units Acquired on Vesting (#)	Value Realized on Vesting ($)

(a)	(b)	(c)	(d)	(e)

Peter S. Kraus	—	—	544,411	7,082,787
James A. Gingrich	—	—	51,476	682,572
Robert P. van Brugge	—	—	28,017	371,505
Laurence E. Cranch	—	—	21,478	284,798
Edward J. Farrell	—	—	6,071	80,501
John B. Howard	—	—	—	—

Pension Benefits for 2011

None of our named executive officers are entitled to benefits under the Amended and Restated Retirement Plan for Employees of AllianceBernstein L.P. (“Retirement Plan”), our Company pension plan. For additional information regarding the Retirement Plan, including interest rates and actuarial assumptions, see Note 15 to AllianceBernstein’s consolidated financial statements in Item 8.

Non-Qualified Deferred Compensation for 2011

The following table describes our named executive officers’ vested and unvested non-qualified deferred compensation contributions, earnings and distributions during 2011 and their non-qualified deferred compensation plan balances as of December 31, 2011:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)

(a)	(b)	(c)	(d)	(e)	(f)

Peter S. Kraus	—	—	—	—	—
James A. Gingrich(1)	—	—	(212,162)	(365,959)	2,746,427
Robert P. van Brugge(1)(2)	—	250,000	(92,969)	(632,736)	838,588
Laurence E. Cranch(1)	—	—	(251,113)	—	2,431,088
Edward J. Farrell(1)	—	—	(7,063)	(211,285)	631,969
John B. Howard	—	—	—	—	—
_____________
(1)
For Messrs. Gingrich, van Brugge, Cranch and Farrell, amounts shown reflect their respective interests from pre-2009 awards under the Incentive Compensation Program. For additional information about the Incentive Compensation Program, see Note 16 to AllianceBernstein’s consolidated financial statements in Item 8. For individuals (including Messrs. Gingrich, van Brugge, Cranch and Farrell) with notional investments in Holding Units, amounts of quarterly distributions on such Holding Units are reflected as earnings in column (d) and, to the extent distributed to the named executive officer, as distributions in column (e). Column (f) includes the value of all notional investments as of the close of business on December 31, 2011. As of that date, Messrs. Gingrich, van Brugge, Cranch and Farrell notionally held 17,975 Holding Units, 7,287 Holding Units, 8,831 Holding Units and 9,944 Holding Units, respectively, as a result of pre-2009 awards under the Incentive Compensation Program.

(2)
The amount shown in column (c) for Mr. van Brugge reflects the portion of his 2011 long-term incentive compensation award that he elected to receive in Deferred Cash. This amount will accrue interest monthly based on our monthly weighted average cost of funds (0.19% in December 2011) and will be credited to Mr. van Brugge annually until the cash is distributed to him in installments over the four-year vesting period. In future years, this interest will be reflected in column (d) and these distributions will be reflected in column (e).

Potential Payments upon Termination or Change in Control

In connection with the commencement of Mr. Kraus’s employment, on December 19, 2008, he received the Restricted Holding Unit Grant. During Mr. Kraus’s Employment Term, AllianceBernstein has no commitment to pay any cash bonuses to Mr. Kraus beyond the $6 million in 2009 (with any additional bonuses being entirely at the discretion of the Compensation Committee) or to make any additional equity-based awards to him. Consequently, for 2010 and subsequent years during the Employment Term, the totality of Mr. Kraus’s compensation (other than his salary and absent any additional awards the Compensation Committee may choose to grant) is dependent on the level of cash distributions on the restricted Holding Units granted to him and the evolution of the trading price of Holding Units, both of which are partially dependent on the financial and operating results of our firm. Accordingly, his long-term interests are directly aligned with the interests of other holders of Holding Units. For additional information about Mr. Kraus’s compensation, see “Overview of our Chief Executive Officer’s Compensation” above.

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

In 2011, we amended all outstanding deferred incentive compensation awards (including option awards) of active employees (i.e., those employees who were employed by the Company as of December 31, 2011) permitting those employees, who terminate their employment or are terminated without cause, to continue to vest in their deferred awards if they comply with certain agreements and restrictive covenants set forth in the applicable award agreement. These agreements and covenants include restrictions on competition and employee and client solicitation, and a claw-back for failing to follow existing risk management policies. These changes applied to 2011 deferred incentive compensation awards and we expect the changes to apply to deferred incentive compensation awards in future years as well. The amounts shown for the named executive officers (other than Mr. Kraus) for resignation or termination by AllianceBernstein without cause in column (c) of the table below reflect the value of these changes to their outstanding awards, assuming such resignation or termination on December 31, 2011 and the executives’ continued compliance with these agreements and restrictive covenants through the vesting dates of the awards. For additional information, see “Overview of Compensation Philosophy and Program” in this Item 11 and Note 2 to AllianceBernstein’s consolidated financial statements in Item 8. In addition, there are amounts payable to the named executive officers upon death and disability.

The following table sets forth estimated payments and benefits to which our named executive officers would have been entitled upon a change in control of AllianceBernstein or the specified terminations of employment as of December 31, 2011 (Mr. Howard has been excluded from the table because he resigned from AllianceBernstein in February 2011 and, accordingly, was not entitled to any payments or benefits upon a change in control or other specified termination of employment as of December 31, 2011; the only 2011 compensation Mr. Howard received was the pro rata portion of the base salary he earned while working for our firm):

Name	Cash Payments(1) ($)	Acceleration or Grant of Restricted Holding Unit Awards(2) ($)	Acceleration of Option Awards(3) ($)	Other Benefits ($)
(a)	(b)	(c)	(d)	(e)

Peter S. Kraus
Change in control	—	14,241,779	—	20,753
Termination by AllianceBernstein without cause	—	14,241,779	—	20,753
Termination by Mr. Kraus for good reason	—	14,241,779	—	20,753
Death or disability(4)(5)	—	14,241,779	—	20,753
James A. Gingrich
Resignation or termination by AllianceBernstein without cause (complies with applicable agreements and restrictive covenants) (2)	304,168	3,391,945	—	—
Death or disability(6)	304,168	3,391,945	—	—
Robert P. van Brugge
Resignation or termination by AllianceBernstein without cause (complies with applicable agreements and restrictive covenants) (2)	368,329	1,745,644	—	—
Death or disability(6)	368,329	1,745,644	—	—
Laurence E. Cranch
Resignation or termination by AllianceBernstein without cause (complies with applicable agreements and restrictive covenants) (2)	96,716	1,212,895	—	—
Death or disability(6)	96,716	1,212,895	—	—
Edward J. Farrell
Resignation or termination by AllianceBernstein without cause (complies with applicable agreements and restrictive covenants) (2)	78,286	453,471	—	—
Death or disability(6)	78,286	453,471	—	—
_____________
(1)
For Messrs. Gingrich, van Brugge, Cranch and Farrell, amounts shown represent pre-2009 awards under the Incentive Compensation Program. In addition, it is our expectation that each would receive a cash severance payment on the termination of his employment. As the amounts of any such cash severance payments would be determined at the time of such termination, we are unable to estimate such amounts.

(2)
In 2011, we amended all outstanding deferred incentive compensation awards (including option awards) of active employees (i.e., those employees who were employed by the Company as of December 31, 2011) permitting those employees, who terminate their employment or are terminated without cause, to continue to vest in their deferred awards if they comply with certain agreements and restrictive covenants set forth in the applicable award agreement. These agreements and covenants include restrictions on competition and employee and client solicitation, and a claw-back for failing to follow existing risk management policies. These changes applied to 2011 deferred incentive compensation awards and we expect these changes also to apply to future deferred incentive compensation awards.

If a named executive officer fails to comply with the applicable agreements and restrictive covenants set forth in his award agreements, the named executive officer would not be entitled to any acceleration of restricted Holding Unit or option awards.

(3)	Out-of-the-money options are not disclosed in column (d) because their intrinsic value is $0.

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

(6)
“Disability” is defined in the Incentive Compensation Program award agreements of Messrs. Gingrich, van Brugge, Cranch and Farrell, and in the Special Option Program award agreements of Messrs. Gingrich and Cranch, as the inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to last for a continuous period of not less than 12 months, as determined by the carrier of the long-term disability insurance program maintained by AllianceBernstein or its affiliate that covers the executive officer.

Director Compensation in 2011

The following table describes how we compensated our non-employee directors during 2011 (Mr. Kraus does not receive any compensation in his capacity as a director):

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(3) ($)	Option Awards(2)(3) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Christopher M. Condron	68,000	60,000	60,000	—	—	—	188,000
Steven G. Elliott	74,000	60,000	60,000	—	—	—	194,000
Deborah S. Hechinger	69,500	60,000	60,000	—	—	—	189,500
Weston M. Hicks	68,000	60,000	60,000	—	—	—	188,000
Lorie A. Slutsky	72,500	60,000	60,000	—	—	—	192,500
A.W. (Pete) Smith, Jr.	77,000	60,000	60,000	—	—	—	197,000
Peter J. Tobin	93,500	60,000	60,000	—	—	—	213,500
_____________
(1)
As of December 31, 2011, these directors had outstanding restricted Holding Unit awards in the following amounts: Mr. Condron held 2,759 Holding Units, Mr. Elliott held 2,759 Holding Units, Ms. Hechinger held 6,264 Holding Units, Mr. Hicks held 6,726 Holding Units, Ms. Slutsky held 7,387 Holding Units, Mr. Smith held 6,726 Holding Units and Mr. Tobin held 7,387 Holding Units.

(2)
As of December 31, 2011, these directors had outstanding option awards in the following amounts: Mr. Condron held 10,034 options to buy Holding Units, Mr. Elliott held options to buy 10,034 Holding Units, Ms. Hechinger held options to buy 26,161 Holding Units, Mr. Hicks held options to buy 28,589 Holding Units, Ms. Slutsky held options to buy 57,740 Holding Units, Mr. Smith held options to buy 28,589 Holding Units and Mr. Tobin held options to buy 62,990 Holding Units.

(3)
Reflects the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 17 to AllianceBernstein’s consolidated financial statements in Item 8.

The General Partner only pays fees, and makes equity awards, to directors who are not employed by our Company or by any of our affiliates. Through December 31, 2011, these fees and awards consisted of:

•	an annual retainer of $50,000 (paid quarterly after any quarter during which a director serves on the Board);

•	a fee of $1,500 for participating in a meeting of the Board, or any duly constituted committee of the Board, whether in person or by telephone;

•	an annual retainer of $15,000 for acting as Chair of the Audit Committee;

•	an annual retainer of $7,500 for acting as Chair of the Governance Committee; and

•	an annual equity-based grant under an equity compensation plan consisting of:

•	restricted Holding Units having a value of $60,000 based on the closing price of a Holding Unit on the grant date as reported for NYSE composite transactions; and

•	options to buy Holding Units with a grant date value of $60,000 calculated using the Black-Scholes method.

During 2011, at a regularly-scheduled meeting of the Board, 2,759 restricted Holding Units and options to buy 10,034 Holding Units at $21.75 per Unit were granted to each of Mr. Condron, Mr. Elliott, Ms. Hechinger, Mr. Hicks, Ms. Slutsky, Mr. Smith and Mr. Tobin. Such grants have generally been made at the May meeting of the Board. The date of the meeting was set at a Board meeting in 2010. The exercise price of the options was the closing price on the NYSE on May 11, 2011, the date the Board approved the awards. For information about how the Black-Scholes value was calculated, see Note 17 to AllianceBernstein’s consolidated financial statements in Item 8. Options granted to these directors become exercisable ratably over three years. Restricted Holding Units granted to these directors “cliff” vest after three years (i.e., 100% of the award is distributed on the third anniversary of the grant date). In order to avoid any perception that our directors’ exercise of their fiduciary duties might be impaired, these options and restricted Holding Units are not forfeitable. Accordingly, vesting and exercisability of options continues following a director’s resignation from the Board. Restricted Holding Units vest and are distributed as soon as administratively feasible following a director’s resignation from the Board.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the Holding Units to be issued pursuant to our equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(1)

	(a)	(b)	(c)

Equity compensation plans approved by security holders	8,994,229	$39.63	46,860,548
Equity compensation plans not approved by security holders	—	—	—
Total	8,994,229	$39.63	46,860,548
_____________
(1)	All Holding Units remaining available for future issuance will be issued pursuant to the 2010 Plan.

There are no AllianceBernstein Units to be issued pursuant to an equity compensation plan.

For information about our equity compensation plans (2010 Plan, 1997 Plan, 1993 Unit Option Plan, Century Club Plan), see Note 17 to AllianceBernstein’s consolidated financial statements in Item 8.

Principal Security Holders

As of December 31, 2011, we had no information that any person beneficially owned more than 5% of the outstanding Holding Units.

As of December 31, 2011, we had no information that any person beneficially owned more than 5% of the outstanding AllianceBernstein Units except AXA and certain of its wholly-owned subsidiaries as reported on Schedules 13D/A and Forms 4 filed with the SEC on December 16, 2011 pursuant to the Exchange Act.

The table below and the notes following it have been prepared in reliance upon such filings for the nature of ownership and an explanation of overlapping ownership.

Name and Address of Beneficial Owner		Amount and Nature of Beneficial Ownership Reported on Schedule	Percent of Class

AXA(1)(2)(3)(4)	25 avenue Matignon 75008 Paris, France	170,121,745(4)(5)	61.2%(4)(5)
_____________
(1)
Based on information provided by AXA Financial, on December 31, 2011, AXA and certain of its subsidiaries beneficially owned all of AXA Financial’s outstanding common stock. For insurance regulatory purposes, the shares of common stock of AXA Financial beneficially owned by AXA and its subsidiaries have been deposited into a voting trust (“Voting Trust”), the term of which has been extended until April 29, 2021. The trustees of the Voting Trust (“Voting Trustees”) are Henri de Castries, Denis Duverne and Mark Pearson. Messrs. de Castries and Duverne serve on the Board of Directors of AXA, while Mr. Pearson serves on the Management Committee of AXA. The Voting Trustees have agreed to exercise their voting rights to protect the legitimate economic interests of AXA, but with a view to ensuring that certain minority shareholders of AXA do not exercise control over AXA Financial or certain of its insurance subsidiaries.

(2)
Based on information provided by AXA, as of December 31, 2011, 14.54% of the issued ordinary shares (representing 22.78% of the voting power) of AXA were owned directly and indirectly by two French mutual insurance companies engaged in the Property & Casualty insurance business and the Life & Savings insurance business in France (“Mutuelles AXA”).

(3)
The Voting Trustees and the Mutuelles AXA, as a group, may be deemed to be beneficial owners of all AllianceBernstein Units beneficially owned by AXA and its subsidiaries. By virtue of the provisions of the Voting Trust Agreement, AXA may be deemed to have shared voting power with respect to the AllianceBernstein Units. AXA and its subsidiaries have the power to dispose or direct the disposition of all shares of the capital stock of AXA Financial deposited in the Voting Trust. The Mutuelles AXA, as a group, may be deemed to share the power to vote or to direct the vote and to dispose or to direct the disposition of all the AllianceBernstein Units beneficially owned by AXA and its subsidiaries. The address of each of AXA and the Voting Trustees is 25 avenue Matignon, 75008 Paris, France. The address of the Mutuelles AXA is 313 Terrasses de l’Arche, 92727 Nanterre Cedex, France.

(4)
By reason of their relationships, AXA, the Voting Trustees, the Mutuelles AXA, AXA America Holdings, Inc. (a wholly-owned subsidiary of AXA), AXA IM Rose Inc. (a 95.535%-owned subsidiary of AXA), AXA Financial, AXA Equitable, AXA Financial (Bermuda) Ltd. (a wholly-owned subsidiary of AXA Financial), Coliseum Reinsurance Company (a wholly-owned subsidiary of AXA Financial), ACMC, LLC (a wholly-owned subsidiary of AXA Financial), MONY and MLOA may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of the 170,121,745 AllianceBernstein Units.

(5)
As indicated above in note 4, AXA owns approximately 95.535% of AXA IM Rose Inc., which means that approximately 4.465% of the AllianceBernstein Units beneficially owned by AXA IM Rose Inc. as of December 31, 2011 were not beneficially owned by AXA. As a result, as of December 31, 2011, AXA beneficially owned 168,249,366 AllianceBernstein Units, or 60.6% of the issued and outstanding AllianceBernstein Units.

As of December 31, 2011, Holding was the record owner of 105,173,342, or 37.9%, of the issued and outstanding AllianceBernstein Units.

Management

The following table sets forth, as of December 31, 2011, the beneficial ownership of Holding Units by each director and named executive officer of the General Partner and by all directors and executive officers as a group:

Name of Beneficial Owner	Number of Holding Units and Nature of Beneficial Ownership	Percent of Class

Peter S. Kraus(1)(2)	1,889,538	1.8%
Dominique Carrel-Billiard(1)	—	*
Christopher M. Condron	47,759	*
Henri de Castries(1)	2,000	*
Denis Duverne(1)	2,000	*
Richard S. Dziadzio(1)	—	*
Steven G. Elliott	2,759	*
Deborah S. Hechinger(3)	16,680	*
Weston M. Hicks(4)	24,750	*
Kevin Molloy(1)(5)	395	*
Mark Pearson(1)	—	*
Lorie A. Slutsky(1)(6)	50,350	*
A.W. (Pete) Smith, Jr.(7)	21,269	*
Peter J. Tobin(1)(8)	54,812	*
James A. Gingrich(1)(9)	538,350	*
Laurence E. Cranch(1)(10)	179,678	*
Edward J. Farrell(1)(11)	56,087	*
Robert P. van Brugge(1)(12)	140,746	*
John B. Howard	—	*
All directors and executive officers of the General Partner as a group (20 persons)(13)(14)	3,139,816	3.0%
_____________
*	Number of Holding Units listed represents less than 1% of the Units outstanding.

(1)
Excludes Holding Units beneficially owned by AXA and its subsidiaries. Ms. Slutsky and Messrs. Kraus, Carrel-Billiard, de Castries, Duverne, Dziadzio, Molloy, Pearson and Tobin are directors and/or officers of AXA, AXA IM, AXA Financial, and/or AXA Equitable. Messrs. Kraus, Gingrich, Cranch, Farrell and van Brugge are directors and/or officers of the General Partner.

(2)
In connection with the commencement of Mr. Kraus’s employment, on December 19, 2008, he was granted 2,722,052 restricted Holding Units. Subject to accelerated vesting clauses in the Kraus Employment Agreement (e.g., immediate vesting upon AXA ceasing to control the management of AllianceBernstein’s business or Holding ceasing to be publicly traded and certain qualifying terminations of employment), Mr. Kraus’s restricted Holding Units vest ratably on each of the first five anniversaries of December 19, 2008, which commenced December 19, 2009, provided, with respect to each installment, Mr. Kraus continues to be employed by AllianceBernstein on the vesting date. AllianceBernstein withheld 280,263 Holding Units, 277,487 Holding Units and 274,764 Holding Units, respectively, from Mr. Kraus’s distributions when the 2009, 2010 and 2011 tranches of his Restricted Holding Unit Grant vested to cover withholding tax obligations. Mr. Kraus’s total reflected in the table includes 1,088,821 Holding Units awarded under the Kraus Employment Agreement that have not yet vested or been distributed to him.

(3)	Includes 10,596 Holding Units Ms. Hechinger can acquire within 60 days under an AllianceBernstein option plan.

(4)	Includes 13,024 Holding Units Mr. Hicks can acquire within 60 days under an AllianceBernstein option plan.

(5)	Includes 25 Holding Units acquired during 2011 by Mr. Molloy through distribution reinvestment.

(6)	Includes 42,175 Holding Units Ms. Slutsky can acquire within 60 days under an AllianceBernstein option plan.

(7)	Includes 13,024 Holding Units Mr. Smith can acquire within 60 days under an AllianceBernstein option plan.

(8)	Includes 47,425 Holding Units Mr. Tobin can acquire within 60 days under an AllianceBernstein option plan.

(9)
Includes 158,119 Holding Units Mr. Gingrich can acquire within 60 days under an AllianceBernstein option plan and 324,622 restricted Holding Units awarded to Mr. Gingrich as long-term incentive compensation that have not yet vested or been distributed to him. Mr. Gingrich’s 324,622 restricted Holding Units include 128,558 restricted Holding Units granted to him as 2011 deferred incentive compensation. This award was approved by the Compensation Committee at a meeting duly called and held on December 9, 2011, at which meeting the Compensation Committee determined that the number of Holding Units would be derived using the average of the closing prices of a Holding Unit as reported for NYSE composite transactions for the five business day period that commenced on January 13, 2012 and concluded on January 20, 2012.

(10)
Represents 47,008 Holding Units Mr. Cranch can acquire within 60 days under an AllianceBernstein option plan and 132,670 restricted Holding Units awarded to Mr. Cranch as long-term incentive compensation that have not yet vested or been distributed to him. Mr. Cranch’s 132,670 restricted Holding Units include 37,930 restricted Holding Units granted to him as 2011 deferred incentive compensation. This award was approved by the Compensation Committee at a meeting duly called and held on December 9, 2011, at which meeting the Compensation Committee determined that the number of Holding Units would be derived using the average of the closing prices of a Holding Unit as reported for NYSE composite transactions for the five business day period that commenced on January 13, 2012 and concluded on January 20, 2012.

(11)
Includes 49,967 restricted Holding Units awarded to Mr. Farrell as long-term incentive compensation that have not yet vested or been distributed to him. Mr. Farrell’s 49,967 restricted Holding Units include 19,133 restricted Holding Units granted to him as 2011 deferred incentive compensation. This award was approved by the Compensation Committee at a meeting duly called and held on December 9, 2011, at which meeting the Compensation Committee determined that the number of Holding Units would be derived using the average of the closing prices of a Holding Unit as reported for NYSE composite transactions for the five business day period that commenced on January 13, 2012 and concluded on January 20, 2012.

(12)
Represents 140,746 restricted Holding Units awarded to Mr. van Brugge as long-term incentive compensation that have not yet vested or been distributed to him. Mr. van Brugge’s 140,746 restricted Holding Units include 62,433 restricted Holding Units granted to him as 2011 deferred incentive compensation. This award was approved by the Compensation Committee at a meeting duly called and held on December 9, 2011, at which meeting the Compensation Committee determined that the number of Holding Units would be derived using the average of the closing prices of a Holding Unit as reported for NYSE composite transactions for the five business day period that commenced on January 13, 2012 and concluded on January 20, 2012.

(13)	Includes 331,371 Holding Units the directors and executive officers as a group can acquire within 60 days under AllianceBernstein option plans.

(14)	Includes 1,828,504 restricted Holding Units awarded to the executive officers as a group as long-term incentive compensation that have not yet vested or been distributed to them.

As of December 31, 2011, our directors and executive officers did not beneficially own any AllianceBernstein Units.

The following table sets forth, as of December 31, 2011, the beneficial ownership of the common stock of AXA by each director and named executive officer of the General Partner and by all directors and executive officers as a group:

AXA Common Stock(1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class

Peter S. Kraus	—	*
Dominique Carrel-Billiard(2)	188,482	*
Christopher M. Condron(3)	3,167,568	*
Henri de Castries(4)	4,420,475	*
Denis Duverne(5)	2,593,822	*
Richard S. Dziadzio(6)	216,186	*
Steven G. Elliott	—	*
Deborah S. Hechinger	—	*
Weston M. Hicks	—	*
Kevin Molloy(7)	34,084	*
Mark Pearson(8)	94,015	*
Lorie A. Slutsky(9)	21,786	*
A.W. (Pete) Smith, Jr.	—	*
Peter J. Tobin(10)	38,906	*
James A. Gingrich	—	*
Laurence E. Cranch	—	*
Edward J. Farrell	—	*
Robert P. van Brugge	—	*
John B. Howard	—	*
All directors and executive officers of the General Partner as a group (20 persons)(11)	10,775,324	*
_____________
*	Number of shares listed represents less than 1% of the outstanding AXA common stock.

(1)	Holdings of AXA American Depositary Shares (“ADS”) are expressed as their equivalent in AXA common stock. Each AXA ADS represents the right to receive one AXA ordinary share.

(2)
Includes 129,734 shares Mr. Carrel-Billiard can acquire within 60 days under option plans. Also includes 261 unvested AXA IM performance shares, which are paid out when vested based on the price of AXA at that time.

(3)
Includes 2,001,365 shares Mr. Condron can acquire within 60 days under option plans. Also includes 111,600 unvested performance units, which are paid out when vested based on the price of ADSs at that time and are subject to achievement of internal performance conditions. Also includes 359,610 deferred restricted ADS units under AXA’s Variable Deferred Compensation Plan for Executives.

(4)
Includes 2,592,178 shares Mr. de Castries can acquire within 60 days under option plans. Also includes 207,000 unvested AXA performance shares, which are paid out when vested based on the price of AXA at that time and are subject to achievement of internal performance conditions.

(5)	Includes 1,850,482 shares Mr. Duverne can acquire within 60 days under option plans.

(6)
Includes 200,339 shares Mr. Dziadzio can acquire within 60 days under option plans. Also includes 6,863 restricted AXA shares, representing the 30% payout of AXA performance units awarded to Mr. Dziadzio in 2008 and 2009.

(7)
Includes 11,745 shares Mr. Molloy can acquire within 60 days under options plans and 7,036 ADSs Mr. Molloy can acquire within 60 days under option plans. Also includes 9,749 unvested performance units, which are paid out when vested based on the price of AXA at that time and are subject to achievement of internal performance conditions, and 1,552 restricted AXA shares, representing the 30% payout of AXA performance units awarded to Mr. Molloy in 2008 and 2009.

(8)
Includes 52,925 shares Mr. Pearson can acquire within 60 days under options plans. Also includes 7,529 restricted AXA shares, representing the 30% payout of AXA performance units awarded to Mr. Pearson in 2008 and 2009.

(9)	Includes 2,702 shares Ms. Slutsky can acquire within 60 days under option plans.

(10)	Includes 7,313 shares Mr. Tobin can acquire within 60 days under option plans.

(11)	Includes 6,848,783 shares the directors and executive officers as a group can acquire within 60 days under option plans.

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

In practice, our management pricing committees review investment advisory agreements with AXA Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with AXA Affiliates are submitted to the Audit Committee for their review and approval; in 2011, the unanimous consent of the Audit Committee constituted the consent of four of six independent directors on the Board. We are not aware of any transaction during 2011 between our company and any related person with respect to which these procedures were not followed.

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

The following tables summarize transactions between AllianceBernstein and related persons during 2011. The first table summarizes services we provide to related persons, and the second table summarizes services our related persons provide to us:

Parties(1)	General Description of Relationship(2)	Amounts Received or Accrued for in 2011

AXA Equitable(3)
We provide investment management services and ancillary accounting, valuation, reporting, treasury and other services to the general and separate accounts of AXA Equitable and its insurance company subsidiaries.
		$35,891,000 (of which $449,000 relates to the ancillary services)
EQAT, AXA Enterprise Trust and AXA Premier VIP Trust	We serve as sub-adviser to these open-end mutual funds, each of which is sponsored by a subsidiary of AXA Financial.	$23,336,000
AXA Asia Pacific(3)		$13,098,000
AXA Life Japan Limited(3)		$10,858,000
MONY Life Insurance Company and its subsidiaries(3)(4)	We provide investment management services and ancillary accounting services.	$8,939,000 (of which $150,000 relates to the ancillary services)
AXA Bermuda(3)		$6,594,000
AXA Rosenberg Investment Management Asia Pacific(3)		$2,720,000
AXA France(3)		$2,334,000
AXA IM Schewiz AG(3)		$2,122,000
AXA Belgium(3)		$1,978,000
AXA Germany(3)		$1,889,000
AXA (Canada)(3)		$1,742,000
AXA U.K. Group Pension Scheme		$1,341,000
AXA Corporate Solutions(3)		$1,201,000
AXA Investment Managers Ltd. Paris(3)		$720,000
AXA Mediterranean(3)		$261,000
AXA General Insurance Hong Kong Ltd.(3)		$183,000
AXA Reinsurance Company(3)		$180,000
AXA Foundation, Inc., a subsidiary of AXA Financial(3)		$132,000
_____________
(1)	AllianceBernstein or one of its subsidiaries is a party to each transaction.

(2)	We provide investment management services unless otherwise indicated.

(3)	This entity is a subsidiary of AXA. AXA is an indirect parent of AllianceBernstein.

(4)	Subsidiaries include MONY Life Insurance Company of America and U.S. Financial Life Insurance Company.

Parties(1)(2)	General Description of Relationship	Amounts Paid or Accrued for in 2011

AXA Business Services Pvt. Ltd.	AXA Business Services provides data processing services and support for certain investment operations functions.	$9,643,000
AXA Advisors	AXA Advisors distributes certain of our Retail Products and provides Private Client referrals.	$6,419,000
AXA Equitable	We are covered by various insurance policies maintained by AXA Equitable.	$5,001,000
AXA Technology Services India Pvt. Ltd.	AXA Technology Services India Pvt. Ltd. provides certain data processing services and functions.	$4,152,000
AXA Group Solutions Pvt. Ltd.	AXA Group Solution Pvt. Ltd. provides maintenance and development support for applications.	$2,515,000
AXA Advisors	AXA Advisors sells shares of our mutual funds under Distribution Services and Educational Support agreements.	$2,339,000
GIE Informatique AXA (“GIE”)	GIE provides cooperative technology development and procurement services to us and to various other subsidiaries of AXA.	$880,000
AXA Equitable	AXA Equitable allows us use of their healthcare facility.	$120,000
_____________
(1)	AllianceBernstein is a party to each transaction.

(2)	Each entity is a subsidiary of AXA. AXA is an indirect parent of AllianceBernstein.

Additional Transactions with Related Persons

Certain subsidiaries of AXA, including AXA Advisors, have entered into selected dealer agreements with AllianceBernstein Investments, for which we paid these subsidiaries of AXA sales concessions on sales of approximately $362 million. Various subsidiaries of AXA distribute certain of our Non-U.S. Funds, for which such entities received aggregate distribution payments of approximately $136,000 in 2011.

AXA Equitable and its affiliates are not obligated to provide funds to us, except for ACMC, LLC’s and the General Partner’s obligation to fund certain of our incentive compensation and employee benefit plan obligations. ACMC, LLC and the General Partner are obligated, subject to certain limitations, to make capital contributions to AllianceBernstein in an amount equal to the payments AllianceBernstein is required to make as incentive compensation under the employment agreements entered into in connection with AXA Equitable’s 1985 acquisition of Donaldson, Lufkin and Jenrette Securities Corporation (since November 2000, a part of Credit Suisse Group) as well as obligations of AllianceBernstein to various employees and their beneficiaries under AllianceBernstein’s Capital Accumulation Plan. In 2011, ACMC, LLC made capital contributions to AllianceBernstein in the amount of approximately $4.8 million in respect of these obligations. ACMC, LLC’s obligations to make these contributions are guaranteed by Equitable Holdings, LLC (a wholly-owned subsidiary of AXA Equitable), subject to certain limitations. All tax deductions with respect to these obligations, to the extent funded by ACMC, LLC, the General Partner or Equitable Holdings, LLC, will be allocated to ACMC, LLC or the General Partner.

Arrangements with Immediate Family Members of Related Persons

During 2011, we did not have arrangements with immediate family members of our directors and executive officers.

Director Independence

See “Corporate Governance—Independence of Certain Directors” in Item 10.

Item 14.	Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of AllianceBernstein’s and Holding’s annual financial statements for 2011 and 2010, respectively, and fees for other services rendered by PwC ($ in thousands):

	2011	2010

Audit fees(1)	$4,869	$4,703
Audit related fees(2)	2,825	2,952
Tax fees(3)	2,494	2,487
All other fees(4)	5	5
Total	$10,193	$10,147
_____________
(1)	Includes $64,914 and $68,330 paid for audit services to Holding in 2011 and 2010, respectively.

(2)	Audit related fees consist principally of fees for audits of financial statements of certain employee benefit plans, internal control reviews and accounting consultation.

(3)	Tax fees consist of fees for tax consultation and tax compliance services.

(4)	All other fees in 2011 and 2010 consisted of miscellaneous non-audit services.

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

Financial Statement Schedule.

Attached to this Form 10-K is a schedule describing Valuation and Qualifying Account-Allowance for Doubtful Accounts for the three years ended December 31, 2011, 2010 and 2009. PwC’s report regarding the schedule is also attached.

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

3.07	Certificate of Amendment to the Certificate of Incorporation of AllianceBernstein Corporation (incorporated by reference to Exhibit 99.08 to Form 8-K, as filed February 24, 2006).

3.08	AllianceBernstein Corporation By-Laws with amendments through February 24, 2006 (incorporated by reference to Exhibit 99.09 to Form 8-K, as filed February 24, 2006).

10.01	Amendment No. 1 to the AllianceBernstein L.P. 2010 Long Term Incentive Plan.*

10.02	Amendment No. 2 to the AllianceBernstein L.P. 2010 Long Term Incentive Plan.*

10.03	2011 AllianceBernstein Incentive Compensation Award Program.*

10.04	2011 AllianceBernstein Deferred Cash Compensation Program.*

10.05	Form of 2011 Award Agreement under Incentive Compensation Award Program, Deferred Cash Compensation Program and 2010 Long Term Incentive Plan.*

10.06	Form of 2011 Award Agreement under 2010 Long Term Incentive Plan (relates to May 2011 awards to Eligible Directors).*

10.07	Summary of AllianceBernstein L.P.’s Lease at 1345 Avenue of the Americas, New York, New York 10105.

10.08	Guidelines for Transfer of AllianceBernstein L.P. Units.

10.09
Revolving Credit Agreement, dated as of December 9, 2010 and Amended and Restated as of January 17, 2012, among AllianceBernstein L.P. and Sanford C. Bernstein & Co., LLC, as Borrowers; Bank of America, N.A., as Administrative Agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Managers, and the other lenders party thereto (incorporated by reference to Exhibit 10.01 to Form 8-K , as filed January 20, 2012).

10.10	AllianceBernstein L.P. 2010 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.01 to Form 10-K for the fiscal year ended December 31, 2010, as filed February 10, 2011).*

10.11	Form of Award Agreement under the Special Option Program (incorporated by reference to Exhibit 10.05 to Form 10-K for the fiscal year ended December 31, 2008, as filed February 23, 2009).*

10.12
Amended and Restated Commercial Paper Dealer Agreement, dated as of February 10, 2009, among Banc of America Securities LLC, Merrill Lynch Money Markets Inc., Deutsche Bank Securities Inc. and AllianceBernstein L.P. (incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 2008, as filed February 23, 2009).

10.13
Employment Agreement among Peter S. Kraus, AllianceBernstein Corporation, AllianceBernstein Holding L.P. and AllianceBernstein L.P., dated as of December 19, 2008 (incorporated by reference to Exhibit 99.02 to Form 8-K, as filed December 24, 2008).*

10.14
Amended and Restated 1997 Long Term Incentive Plan, as amended through November 28, 2007 (incorporated by reference to Exhibit 10.02 to Form 10-K for the fiscal year ended December 31, 2007, as filed February 25, 2008).*

10.15
Amended and Restated Issuing and Paying Agency Agreement, dated as of May 3, 2006 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2006, as filed May 8, 2006).

10.16
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

10.23	Alliance Capital Accumulation Plan (incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1988, as filed March 31, 1989).*

12.01	AllianceBernstein Consolidated Ratio of Earnings to Fixed Charges in respect of the years ended December 31, 2011, 2010 and 2009.

21.01	Subsidiaries of AllianceBernstein.

23.01	Consents of PricewaterhouseCoopers LLP.

31.01	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Mr. Farrell furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

AllianceBernstein Holding L.P.

Date: February 10, 2012	By:	/s/ Peter S. Kraus
Peter S. Kraus
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 10, 2012	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer, Controller and Interim Chief Financial Officer

Directors

/s/ Peter S. Kraus	/s/ Deborah S. Hechinger
Peter S. Kraus	Deborah S. Hechinger
Chairman of the Board	Director

/s/ Dominique Carrel-Billiard	/s/ Weston M. Hicks
Dominique Carrel-Billiard	Weston M. Hicks
Director	Director

/s/ Christopher M. Condron	/s/ Kevin Molloy
Christopher M. Condron	Kevin Molloy
Director	Director

/s/ Henri de Castries	/s/ Mark Pearson
Henri de Castries	Mark Pearson
Director	Director

/s/ Denis Duverne	/s/ Lorie A. Slutsky
Denis Duverne	Lorie A. Slutsky
Director	Director

/s/ Richard S. Dziadzio	/s/ A.W. (Pete) Smith, Jr.
Richard S. Dziadzio	A.W. (Pete) Smith, Jr.
Director	Director

/s/ Steven G. Elliott	/s/ Peter J. Tobin
Steven G. Elliott	Peter J. Tobin
Director	Director

SCHEDULE I I

AllianceBernstein L.P.
Valuation and Qualifying Account - Allowance for Doubtful Accounts
For the Three Years Ending December 31, 2011, 2010 and 2009

Description	Balance at Beginning of Period	Credited to Costs and Expenses	Deductions		Balance at End of Period
	(in thousands)

For the year ended December 31, 2009	$1,488	$(88)	$7	(a)	$1,393

For the year ended December 31, 2010	$1,393	$(504)	$13	(b)	$876

For the year ended December 31, 2011	$876	$-	$124	(c)	$752

(a)	Includes accounts written-off as uncollectible of $41 and a net addition to the allowance balance of $34.
(b)	Includes accounts written-off as uncollectible of $48 and a net addition to the allowance balance of $35.
(c)	Includes accounts written-off as uncollectible of $123 and a net reduction to the allowance balance of $1.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the General Partner and Unitholders
AllianceBernstein L.P.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 10, 2012, appearing in Item 8, also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 10, 2012