Form 10-Q
period 2012-03-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2012-05-02
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2012 was 105,173,342.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	March 31, 2012	December 31, 2011
	(unaudited)

ASSETS

Investment in AllianceBernstein	$1,660,890	$1,619,980
Due from AllianceBernstein	11,606	5,479
Other assets	—	1,072
Total assets	$1,672,496	$1,626,531

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Other liabilities	$5,297	$358
Total liabilities	5,297	358

Commitments and contingencies (See Note 7)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,429	1,416
Limited partners: 105,073,342 and 105,073,342 limited partnership units issued and outstanding	1,775,318	1,760,388
Holding Units held by AllianceBernstein to fund deferred compensation plans	(95,905)	(121,186)
Accumulated other comprehensive income (loss)	(13,643)	(14,445)
Total partners’ capital	1,667,199	1,626,173
Total liabilities and partners’ capital	$1,672,496	$1,626,531

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2012	2011

Equity in net income attributable to AllianceBernstein Unitholders	$32,707	$51,058

Income taxes	6,008	7,378

Net income	$26,699	$43,680

Net income per unit:
Basic	$0.26	$0.42
Diluted	$0.26	$0.42

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$26,699	$43,680
Other comprehensive income (loss), before taxes:
Foreign currency translation adjustments	683	5,095
Unrealized gains on investments:
Unrealized gains arising during period	264	233
Less: reclassification adjustment for gains included in net income	—	(49)
Changes in employee benefit related items:
Amortization of transition asset	(13)	(13)
Amortization of prior service cost	10	10
Recognized actuarial loss	(29)	(20)
Other comprehensive income (loss), before taxes	915	5,256
Income tax expense	(113)	(101)
Comprehensive income	$27,501	$48,835

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$26,699	$43,680
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AllianceBernstein Unitholders	(32,707)	(51,058)
Cash distributions received from AllianceBernstein	17,880	51,497
Changes in assets and liabilities:
(Increase) in due from AllianceBernstein	(6,127)	(7,696)
Decrease in other assets	1,072	—
Increase in other liabilities	4,939	7,382
Net cash provided by operating activities	11,756	43,805

Cash flows from investing activities:
Investments in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	—	(449)
Net cash used in investing activities	—	(449)

Cash flows from financing activities:
Cash distributions to unitholders	(11,756)	(43,805)
Proceeds from exercise of compensatory options to buy Holding Units	—	449
Net cash used in financing activities	(11,756)	(43,356)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

Non-cash investing activities:
Changes in accumulated other comprehensive income (loss)	$802	$5,155

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
March 31, 2012
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

Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein limited partnership interests. The condensed financial statements and notes of Holding should be read in conjunction with the condensed consolidated financial statements and notes of AllianceBernstein included as an exhibit to this quarterly report on Form 10-Q and with Holding’s and AllianceBernstein’s audited financial statements included in Holding’s Form 10-K for the year ended December 31, 2011.

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

As of March 31, 2012, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

Index

As of March 31, 2012, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	60.9%
Holding	37.5
Unaffiliated holders	1.6
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 63.5% economic interest in AllianceBernstein as of March 31, 2012.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The December 31, 2011 condensed statement of financial condition was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

On May 2, 2012, the General Partner declared a distribution of $27.3 million, or $0.26 per unit, representing Available Cash Flow for the three months ended March 31, 2012. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each Holding Unit. The distribution is payable on May 24, 2012 to holders of record at the close of business on May 11, 2012.

Deferred Compensation Plans

AllianceBernstein maintains several unfunded, non-qualified deferred compensation plans under which annual awards to employees are generally made in the fourth quarter.

For awards made before 2009, participants were permitted to allocate their awards: (i) among notional investments in Holding Units, certain of the investment services AllianceBernstein provides to clients and a money market fund or (ii) under limited circumstances, in options to buy Holding Units.

·	AllianceBernstein made investments in its services that were notionally elected by participants and maintained them in a consolidated rabbi trust or separate custodial account.

·
Awards generally vested over four years but could vest more quickly depending on the terms of the individual award, the age of the participant, or the terms of the participant’s employment, separation or retirement agreement. Upon vesting, an award is distributed to the participant unless the participant has made a voluntary long-term election to defer receipt.

Index

·
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

·
Prior to a fourth quarter 2011 amendment made to all outstanding deferred incentive compensation awards of active employees (discussed below), compensation expense for awards under the plans, including changes in participant account balances resulting from gains and losses on related investments (other than in Holding Units and options to buy Holding Units), was recognized by AllianceBernstein on a straight-line basis over the applicable vesting periods. Mark-to-market gains or losses on investments made to fund deferred compensation obligations (other than in Holding Units and options to buy Holding Units) are recognized by AllianceBernstein currently as investment gains (losses) in the condensed consolidated statements of income. In addition, equity in the earnings of investments in limited partnership hedge funds made to fund deferred compensation obligations is recognized by AllianceBernstein currently as investment gains (losses) in the condensed consolidated statements of income.

Awards in 2010 and 2009 consisted solely of restricted Holding Units and deferred cash. (In 2010, deferred cash was an option available only to certain non-U.S. employees.)

·	AllianceBernstein engaged in open-market purchases of, or issued, Holding Units that were awarded to participants and held them in a consolidated rabbi trust.

·	Upon vesting, awards are distributed to participants unless they have made a voluntary long-term election to defer receipt.

·	Quarterly cash distributions on vested and unvested Holding Units are paid currently to participants, regardless of whether or not a long-term deferral election has been made.

·
Prior to a fourth quarter 2011 amendment made to all outstanding deferred incentive compensation awards of active employees (discussed below), compensation expense for awards under the plans was recognized by AllianceBernstein on a straight-line basis over the applicable vesting periods.

Awards in 2011 allowed participants to allocate their awards between restricted Holding Units and deferred cash. Participants (except certain members of senior management) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $250,000 per award, and had until January 13, 2012 to make their elections. The number of restricted Holding Units issued equaled the remaining dollar value of the award divided by the average of the closing prices of a Holding Unit for the five business day period that commenced on January 13, 2012 and concluded on January 20, 2012.

·
Upon approval and communication of the dollar value of the 2011 awards in December 2011, AllianceBernstein recorded a $159.9 million liability for the full dollar value of the awards. In January 2012, 8.7 million restricted Holding Units were issued from the consolidated rabbi trust. AllianceBernstein reclassified $130.3 million of the liability to partners’ capital as equity-based awards.

·	AllianceBernstein engages in open-market purchases of, or issues, Holding Units that are awarded to participants and holds them in a consolidated rabbi trust.

·	Quarterly distributions on vested and unvested Holding Units are paid currently to participants, regardless of whether or not a long-term deferral election has been made.

·	Interest on deferred cash is accrued monthly based on our monthly weighted average cost of funds.

During the fourth quarter of 2011, AllianceBernstein implemented changes to its employee long-term incentive compensation award program designed to better align the costs of employee compensation and benefits with the company’s current year financial performance, and provide employees with a higher degree of certainty that they will receive the incentive compensation they are awarded. AllianceBernstein amended all outstanding year-end deferred incentive compensation awards of active employees, so that employees who terminate their employment or are terminated without cause may retain their award, subject to compliance with certain agreements and restrictive covenants set forth in the applicable award agreement, including restrictions on competition and employee and client solicitation, and a claw-back for failing to follow existing risk management policies. Most equity replacement, sign-on or similar deferred compensation awards included in separate employment agreements or arrangements have not been amended.

Index

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

As a result of this change, AllianceBernstein recorded a one-time, non-cash charge of $587.1 million in the fourth quarter of 2011 for all unrecognized deferred incentive compensation on the amended outstanding awards from prior years. In addition, AllianceBernstein recorded 100% of the expense associated with its 2011 deferred incentive compensation awards of $159.9 million in the fourth quarter of 2011.

Awards granted in 2011 contained the provisions described above and we expect to include these provisions in deferred incentive compensation awards going forward. Accordingly, AllianceBernstein’s annual incentive compensation expense will reflect 100% of the expense associated with the deferred incentive compensation awarded in each year. This approach to expense recognition will more closely match the economic cost of awarding deferred incentive compensation to the period in which the related service is performed.

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

During the first quarters of 2012 and 2011, AllianceBernstein purchased 4.5 million and 2.2 million Holding Units for $66.9 million and $49.8 million, respectively. These amounts reflect open-market purchases of 4.3 million and 2.1 million Holding Units for $63.2 million and $47.7 million, respectively, with the remainder primarily relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

During the fourth quarter of 2011 and the first quarter of 2012, AllianceBernstein adopted a plan to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. The broker selected by AllianceBernstein has the authority under the terms and limitations specified in the plan to repurchase Holding Units on AllianceBernstein’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2012 did not specify an aggregate limitation and expired at the close of business on May 1, 2012. AllianceBernstein intends to adopt additional Rule 10b5-1 plans so that the firm can continue to engage in open-market purchases of Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

AllianceBernstein granted to employees 9.1 million restricted Holding Unit awards (including 8.7 million restricted Holding Units granted in January 2012 for 2011 year-end awards) during the first quarter of 2012 and 0.1 million restricted Holding Unit awards during the first quarter of 2011. The 11.6 million restricted Holding Units for 2010 year-end awards were granted in the fourth quarter of 2010. To fund the 2011 awards, AllianceBernstein allocated previously repurchased Holding Units that had been held in the consolidated rabbi trust. The 2011 incentive compensation awards allowed most employees to allocate their awards between restricted Holding Units and deferred cash. As a result, 8.7 million restricted Holding Unit awards for the December 2011 awards were issued from the consolidated rabbi trust in January 2012. There were approximately 9.1 million unallocated Holding Units remaining in the consolidated rabbi trust as of March 31, 2012.

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

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per unit amounts)

Net income – basic	$26,699	$43,680
Additional allocation of equity in net income attributable to AllianceBernstein resulting from assumed dilutive effect of compensatory options	—	243
Net income – diluted	$26,699	$43,923

Weighted average units outstanding – basic	101,767	104,710
Dilutive effect of compensatory options	—	803
Weighted average units outstanding – diluted	101,767	105,513

Basic net income per unit	$0.26	$0.42
Diluted net income per unit	$0.26	$0.42

As of March 31, 2012 and 2011, we excluded 8,977,349 and 4,692,640 options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect. Weighted average units outstanding do not include Holding’s proportional share (37.5% and 37.4%, respectively, during the first quarters of 2012  and 2011) of the Holding Units held by AllianceBernstein in its consolidated rabbi trust.

4.	Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein during the three-month period ended March 31, 2012 were as follows (in thousands):

Investment in AllianceBernstein as of December 31, 2011	$1,619,980
Equity in net income attributable to AllianceBernstein Unitholders	32,707
Changes in accumulated other comprehensive income (loss)	802
Additional investments with proceeds from exercises of compensatory options to buy Holding Units, net	—
Cash distributions received from AllianceBernstein	(17,880)
Change in Holding Units held by AllianceBernstein for deferred compensation plans	25,281
Investment in AllianceBernstein as of March 31, 2012	$1,660,890

5.	Units Outstanding

Changes in Holding Units outstanding during the three-month period ended March 31, 2012 were as follows:

Outstanding as of December 31, 2011	105,173,342
Options exercised	—
Units issued	—
Units forfeited	—
Outstanding as of March 31, 2012	105,173,342

Index

6.	Income Taxes

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

Holding's income tax is computed by multiplying certain AllianceBernstein revenues (primarily U.S. investment advisory fees and SCB LLC commissions) by Holding’s ownership interest in AllianceBernstein, multiplied by the 3.5% tax rate. During the first quarter of 2012, AllianceBernstein’s qualifying revenues decreased, compared to the first quarter of 2011, which decreased Holding’s income tax provision by 18.6% in the first quarter of 2012, compared to the corresponding period in 2011. In addition, AllianceBernstein’s net income decreased in the first quarter of 2012, compared to the first quarter of 2011, reducing Holding’s equity in earnings by 35.9% in the first quarter of 2012, compared to the corresponding period in 2011. As a result of these factors, Holding’s effective tax rate increased from 14.5% in the fourth quarter of 2011 to 18.4% in the first quarter of 2012.

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

During the first quarter of 2012, AllianceBernstein received a legal letter of claim (the “Letter of Claim”) sent on behalf of a former European pension fund client, alleging that AllianceBernstein Limited (a wholly-owned subsidiary of AllianceBernstein organized in the U.K.) was negligent and failed to meet certain applicable standards of care with respect to the initial investment in and management of a £500 million portfolio of U.S. mortgage-backed securities. The alleged damages range between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. AllianceBernstein believes that any losses to this client resulted from adverse developments in the U.S. housing and mortgage market that precipitated the financial crisis in 2008 and not any negligence or failure on its part. AllianceBernstein believes that it has strong defenses to these claims and will defend them vigorously. It is reasonably possible that we could incur a loss as a result of this matter. Currently, however, we are unable to predict the outcome or estimate a possible loss or range of loss.

We are involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege significant damages. It is reasonably possible that we could incur some losses pertaining to these other matters; however, we believe that any such losses would be immaterial. Furthermore, although any inquiry, proceeding or litigation has the element of uncertainty, management believes that the outcome of any one of these other matters that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations or financial condition.

Index

Report of Independent Registered Public Accounting Firm

To the Board of the General Partner
AllianceBernstein Holding L.P.

We have reviewed the accompanying condensed statement of financial condition of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) as of March 31, 2012, and the related condensed statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial condition as of December 31, 2011, and the related statements of income, of changes in partners’ capital and comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 10, 2012, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of financial condition as of December 31, 2011, is fairly stated in all material respects in relation to the statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 2, 2012

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein limited partnership Units. Holding’s interim condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AllianceBernstein included as an exhibit to this Form 10-Q. They should also be read in conjunction with AllianceBernstein’s audited financial statements and notes and MD&A included in Holding’s Form 10-K for the year ended December 31, 2011.

Results of Operations

	Three Months Ended March 31,
	2012	2011	% Change
	(in millions, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$87.3	$136.5	(36.0)%
Weighted average equity ownership interest	37.5%	37.4%
Equity in net income attributable to AllianceBernstein Unitholders	$32.7	$51.1	(35.9)
Net income of Holding	$26.7	$43.7	(38.9)
Diluted net income per Holding Unit	$0.26	$0.42	(38.1)
Distribution per Holding Unit	$0.26	$0.42	(38.1)

Net income for the three months ended March 31, 2012 decreased $17.0 million to $26.7 million from net income of $43.7 million for the three months ended March 31, 2011. The decrease reflects lower net income attributable to AllianceBernstein Unitholders.

Holding’s income taxes represent a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business. Holding’s partnership gross income is derived from its interest in AllianceBernstein. Holding's income tax is computed by multiplying certain AllianceBernstein revenues (primarily U.S. investment advisory fees and SCB LLC commissions) by Holding’s ownership interest in AllianceBernstein, multiplied by the 3.5% tax rate. During the first quarter of 2012, AllianceBernstein’s qualifying revenues decreased, compared to the first quarter of 2011, which decreased Holding’s income tax provision by 18.6% in the first quarter of 2012, compared to the corresponding period in 2011. In addition, AllianceBernstein’s net income decreased in the first quarter of 2012, compared to the first quarter of 2011, reducing Holding’s equity in earnings by 35.9% in the first quarter of 2012, compared to the corresponding period in 2011. As a result of these factors, Holding’s effective tax rate increased from 14.5% in the fourth quarter of 2011 to 18.4% in the first quarter of 2012.

Index

As supplemental information, AllianceBernstein provides the performance measures “adjusted net revenues”, “adjusted operating income” and “adjusted operating margin”, which are the principal operating metrics management uses in evaluating and comparing the period-to-period operating performance of AllianceBernstein. Such measures are not based on generally accepted accounting principles (“non-GAAP measures”). See AllianceBernstein’s MD&A contained in Exhibit 99.1. The impact of these non-GAAP measures on Holding’s net income and diluted net income per Holding Unit are as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per unit amounts)

AllianceBernstein non-GAAP adjustments, before taxes	$7,480	$(1,980)
Income tax effect on non-GAAP adjustments	(165)	52
AllianceBernstein non-GAAP adjustments, after taxes	7,315	(1,928)
Holding’s weighted average equity ownership interest of AllianceBernstein	37.5%	37.4%
Impact on Holding’s net income of AllianceBernstein non-GAAP adjustments	$2,741	$(722)

Net income – diluted, GAAP basis	$26,699	$43,923
Impact on Holding’s net income of AllianceBernstein non-GAAP adjustments	2,741	(722)
Adjusted net income – diluted	$29,440	$43,201

Diluted net income per Holding Unit, GAAP basis	$0.26	$0.42
Impact of AllianceBernstein non-GAAP adjustments	0.03	(0.01)
Adjusted diluted net income per Holding Unit	$0.29	$0.41

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

Capital Resources and Liquidity

During the three months ended March 31, 2012, net cash provided by operating activities was $11.8 million, compared to $43.8 million during the corresponding 2011 period. The decrease was primarily due to lower cash distributions received from AllianceBernstein of $33.6 million.

During the three months ended March 31, 2012, net cash used in investing activities was zero, compared to $0.4 million during the corresponding 2011 period, reflecting investments in AllianceBernstein with proceeds from the exercise of compensatory options to buy Holding Units during 2011.

During the three months ended March 31, 2012, net cash used in financing activities was $11.8 million, compared to $43.4 million during the corresponding 2011 period. The decrease was due to lower cash distributions paid to unitholders of $32.0 million, offset by lower proceeds from the exercise of compensatory options to buy Holding Units of $0.4 million.

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

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AllianceBernstein’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2011 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our financial condition, results of operations and business prospects.

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

•
The possible impairment of goodwill in the future: As a result of increased economic uncertainty and current market dynamics, determining whether an impairment of the goodwill asset exists is increasingly difficult and requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions stagnate or worsen as a result of global debt fears and the threat of another financial crisis, or if we continue to experience significant net redemptions, our assets under management, revenues, profitability and unit price may continue to be adversely affected. Although the price of a Holding Unit is just one factor in the calculation of fair value, if current Holding Unit price levels decline further, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. As a result, subsequent impairment tests may be more frequent and based upon more negative assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

•
The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain legal proceedings to have a material adverse effect on our results of operations or financial condition, any settlement or judgment with respect to a legal proceeding could be significant, and could have such an effect.

•
Our anticipation that the proposed 12b-1 fee-related rule changes will not have a material effect on us: We cannot predict the impact of this rule change, which is dependent upon the final rules adopted by the SEC, any phase-in or grandfathering period, and any other changes made with respect to share class distribution arrangements.

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

Index

•
The pipeline of new institutional mandates not yet funded: Before they are funded, institutional mandates do not represent legally binding commitments to fund and, accordingly, the possibility exists that not all mandates will be funded in the amounts and at the times currently anticipated.

•
Our belief that more favorable operating conditions, such as those we have experienced this far in 2012, better enable us to execute on our long-term growth initiatives: Changes and volatility in political, economic, capital market or industry conditions can result in changes in demand for our products and services or impact the value of our assets under management, all of which may adversely affect our results of operations. The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset flows. Furthermore, improved flows depend on a number of factors, including our ability to deliver consistent, competitive investment performance, which cannot be assured, conditions of financial markets, consultant recommendations, and changes in our clients’ investment preferences, risk tolerances and liquidity needs.

OTHER INFORMATION

With respect to the unaudited condensed interim financial information of Holding for the three months ended March 31, 2012, included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated May 2, 2012 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Holding’s market risk for the quarter ended March 31, 2012.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 7 to the condensed financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In addition to the information set forth in this report, please consider carefully “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2011.  Such factors could materially affect our revenues, financial condition, results of operations and business prospects. See also our “Cautions Regarding Forward-Looking Statements” in Part I, Item 2.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no Holding Units sold by Holding in the period covered by this report that were not registered under the Securities Act.

During the fourth quarter of 2011 and the first quarter of 2012, AllianceBernstein adopted a plan to repurchase Holding Units pursuant to Rule 10b5-1 under the Exchange Act. A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. The broker selected by AllianceBernstein has the authority under the terms and limitations specified in the plan to repurchase Holding Units on AllianceBernstein’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan.

The following table provides information relating to any Holding Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Holding Units Purchased	(b) Average Price Paid Per Holding Unit, net of Commissions	(c) Total Number of Holding Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Holding Units that May Yet Be Purchased Under the Plans or Programs(1)
1/1/12 - 1/31/12(2)(4)	1,789,747	$14.75	1,666,730	—
2/1/12 - 2/29/12(2)(3)(4)	1,565,055	14.57	1,559,844	—
3/1/12 - 3/31/12(3)(4)	1,121,576	15.02	1,047,677	—
Total	4,476,378	$14.75	4,274,251	—

(1)
AllianceBernstein entered into a Rule 10b5-1 plan on each of November 21, 2011 (which expired on February 10, 2012) and February 13, 2012 (which expired on May 1, 2012). The daily purchase limitation under each plan was 18%-22% of the composite trading volume of Holding Units on the trade date, subject to the daily volume limitation under Rule 10b-18 (i.e., 25% of the composite average daily trading volume of Holding Units over the four calendar weeks preceding the trade date). Neither plan specified an aggregate limitation.

(2)
Between January 3, 2012 and February 10, 2012, AllianceBernstein purchased 2,247,023 Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under its incentive compensation award program.

(3)
Between February 13, 2012 and March 30, 2012, AllianceBernstein purchased 2,027,228 Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under its incentive compensation award program.

(4)
During the first quarter of 2012, AllianceBernstein purchased from employees 202,127 Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

Index

The following table provides information relating to any AllianceBernstein Units bought by us or one of our affiliates in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of AllianceBernstein Units Purchased	(b) Average Price Paid Per AllianceBernstein Unit, net of Commissions	(c) Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs
1/1/12 - 1/31/12	—	$—	—	—
2/1/12 - 2/29/12	—	—	—	—
3/1/12 - 3/31/12(1)	15,350	14.37	—	—
Total	15,350	$14.37	—	—

(1) During March 2012, AllianceBernstein purchased 15,350 AllianceBernstein Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Index

Item 6.	Exhibits

15.1	Letter from PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding unaudited interim financial information.

31.1	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Farrell furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Index

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2012	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer, Controller and
Interim Chief Financial Officer