Form 10-Q
period 2012-06-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2012-08-02
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of June 30, 2012 was 105,173,342.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	June 30, 2012	December 31, 2011
	(unaudited)

ASSETS

Investment in AllianceBernstein	$1,657,890	$1,627,912
Other assets	—	1,072
Total assets	$1,657,890	$1,628,984

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Other liabilities	$348	$358
Due to AllianceBernstein	3,343	2,453
Total liabilities	3,691	2,811

Commitments and contingencies (See Note 7)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,423	1,416
Limited partners: 105,073,342 and 105,073,342 limited partnership units issued and outstanding	1,771,912	1,760,388
Holding Units held by AllianceBernstein to fund deferred compensation plans	(104,455)	(121,186)
Accumulated other comprehensive income (loss)	(14,681)	(14,445)
Total partners’ capital	1,654,199	1,626,173
Total liabilities and partners’ capital	$1,657,890	$1,628,984

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Equity in net income attributable to AllianceBernstein Unitholders	$27,803	$42,745	$60,510	$93,803

Income taxes	6,464	7,233	12,472	14,611

Net income	$21,339	$35,512	$48,038	$79,192

Net income per unit:
Basic	$0.21	$0.34	$0.47	$0.76
Diluted	$0.21	$0.34	$0.47	$0.76

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Income	$21,339	$35,512	$48,038	$79,192
Other comprehensive income (loss), before taxes:
Foreign currency translation adjustments	(1,412)	2,634	(729)	7,729
Unrealized gains on investments:
Unrealized gains arising during period	26	74	290	209
Less: reclassification adjustment for gains (losses) included in net income	7	1	7	(48)
Change in unrealized gains on investments	19	73	283	257
Changes in employee benefit related items:
Amortization of transition asset	(14)	(14)	(27)	(27)
Amortization of prior service cost	10	10	20	20
Recognized actuarial loss	74	40	45	20
Other comprehensive income (loss), before taxes	(1,323)	2,743	(408)	7,999
Income tax benefit (expense)	285	(160)	172	(261)
Comprehensive income	$20,301	$38,095	$47,802	$86,930

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$48,038	$79,192
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AllianceBernstein Unitholders	(60,510)	(93,803)
Cash distributions received from AllianceBernstein	50,483	101,981
Changes in assets and liabilities:
Decrease (increase) in other assets	1,072	(203)
Increase in due to AllianceBernstein	890	1,446
(Decrease) in other liabilities	(10)	(306)
Net cash provided by operating activities	39,963	88,307

Cash flows from investing activities:
Investments in AllianceBernstein from cash distributions paid to AllianceBernstein consolidated rabbi trust	(3,457)	(1,755)
Investments in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	—	(1,476)
Net cash used in investing activities	(3,457)	(3,231)

Cash flows from financing activities:
Cash distributions to unitholders	(36,506)	(86,552)
Proceeds from exercise of compensatory options to buy Holding Units	—	1,476
Net cash used in financing activities	(36,506)	(85,076)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
June 30, 2012
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

AllianceBernstein’s high-quality, in-depth research is the foundation of its business. AllianceBernstein’s research disciplines include fundamental research, quantitative research, economic research and currency forecasting. In addition, AllianceBernstein has created several specialized research initiatives, including research examining global strategic developments that can affect multiple industries and geographies.

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

AllianceBernstein provides these services using various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geography (e.g., U.S., international, global and emerging markets), as well as local and regional disciplines in major markets around the world.

Index

As of June 30, 2012, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of June 30, 2012, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	61.0%
Holding	37.5
Unaffiliated holders	1.5
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 63.5% economic interest in AllianceBernstein as of June 30, 2012.

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

Investment in AllianceBernstein

Holding records its investment in AllianceBernstein using the equity method of accounting. Holding’s investment is increased to reflect its proportionate share of income of AllianceBernstein and decreased to reflect its proportionate share of losses of AllianceBernstein and cash distributions made by AllianceBernstein to its unitholders. In addition, its investment is adjusted to reflect its proportionate share of certain capital transactions of AllianceBernstein.

Revision

During the second quarter of 2012, we revised prior period amounts recorded for our cash distributions to AllianceBernstein on unallocated Holding Units held in its consolidated rabbi trust from due from AllianceBernstein to investments in AllianceBernstein in the condensed statements of financial condition. In addition, changes in due from AllianceBernstein included in cash flows from operating activities in prior periods are now presented as additional investments in AllianceBernstein included in cash flows from investing activities. As of March 31, 2012, the cumulative impact of the revision on the investment in AllianceBernstein in the condensed statement of financial condition was $8.8 million and the impact of the revision for the full year 2011 in the statement of cash flows was $5.7 million. Management concluded that the revision did not, individually or in the aggregate, result in a material misstatement of Holding's financial statements for any prior period.

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

Index

On August 2, 2012, the General Partner declared a distribution of $22.1 million, or $0.21 per unit, representing Available Cash Flow for the three months ended June 30, 2012. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each Holding Unit. The distribution is payable on August 30, 2012 to holders of record at the close of business on August 13, 2012.

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

•	AllianceBernstein made investments in its services that were notionally elected by participants and maintained them in a consolidated rabbi trust or separate custodial account.

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

•
Prior to a fourth quarter 2011 amendment made to all outstanding deferred incentive compensation awards of active employees (discussed below), compensation expense for awards under the plans, including changes in participant account balances resulting from gains and losses on related investments (other than in Holding Units and options to buy Holding Units), was recognized by AllianceBernstein on a straight-line basis over the applicable vesting periods. Mark-to-market gains or losses on investments made to fund deferred compensation obligations (other than in Holding Units and options to buy Holding Units) were, and continue to be, recognized by AllianceBernstein as investment gains (losses) in the condensed consolidated statements of income. In addition, equity in the earnings of investments in limited partnership hedge funds made to fund deferred compensation obligations was, and continues to be, recognized by AllianceBernstein as investment gains (losses) in the condensed consolidated statements of income.

Awards in 2010 and 2009 consisted solely of restricted Holding Units and deferred cash. (In 2010, deferred cash was an option available only to certain non-U.S. employees.)

•
AllianceBernstein engaged in open-market purchases of Holding Units, or purchased newly-issued Holding Units from Holding, that were awarded to participants and held them in a consolidated rabbi trust.

•	Upon vesting, awards are distributed to participants unless the participant has made a voluntary long-term election to defer receipt.

•	Quarterly cash distributions on vested and unvested Holding Units are paid currently to participants, regardless of whether or not a long-term deferral election has been made.

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

•
AllianceBernstein engaged in open-market purchases of Holding Units, or purchased newly-issued Holding Units from Holding, that were awarded to participants and held them in a consolidated rabbi trust.

•	Quarterly distributions on vested and unvested Holding Units are paid currently to participants, regardless of whether or not a long-term deferral election has been made.

Index

•	Interest on deferred cash is accrued monthly based on our monthly weighted average cost of funds.

During the fourth quarter of 2011, AllianceBernstein implemented changes to its employee long-term incentive compensation award program designed to better align the costs of employee compensation and benefits with the company’s current year financial performance, and provide employees with a higher degree of certainty that they will receive the incentive compensation they are awarded. Specifically, AllianceBernstein amended all outstanding year-end deferred incentive compensation awards of active employees, so that employees who terminate their employment or are terminated without cause may retain their award, subject to compliance with certain agreements and restrictive covenants set forth in the applicable award agreement, including restrictions on competition and employee and client solicitation, and a claw-back for failing to follow existing risk management policies. Most equity replacement, sign-on or similar deferred compensation awards included in separate employment agreements or arrangements were not amended.

AllianceBernstein recognizes compensation expense related to equity compensation grants in the financial statements using the fair value method. Fair value of restricted Holding Unit awards is the closing price of a Holding Unit on the grant date; fair value of options is determined using the Black-Scholes option valuation model. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the required service period. Prior to the amendment made to the employee long-term incentive compensation award program in the fourth quarter of 2011, an employee’s service requirement was typically the same as the delivery dates. This amendment eliminated employee service requirements, but did not modify delivery dates contained in the original award agreements.

As a result of this change, AllianceBernstein recorded a one-time, non-cash charge of $587.1 million in the fourth quarter of 2011 for all unrecognized deferred incentive compensation on the amended outstanding awards from prior years. In addition, upon approval and communication of the dollar value of the 2011 awards in December 2011, AllianceBernstein recorded 100% of the expense associated with its 2011 deferred incentive compensation awards of $159.9 million. In January 2012, 8.7 million restricted Holding Units were issued from the consolidated rabbi trust and AllianceBernstein reclassified $130.3 million of the liability to partners’ capital as equity-based awards.

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

Grants of restricted Holding Units and options to buy Holding Units are typically awarded to eligible members of the Board of Directors (“Eligible Directors”) of the General Partner during the second quarter. Restricted Holding Units vest on the third anniversary of the grant date and the options become exercisable ratably over three years. These restricted Holding Units and options are not forfeitable (except if the Eligible Director is terminated for “Cause”, as that term is defined in the applicable award agreement). Due to there being no service requirement, AllianceBernstein fully expensed these awards on each grant date.

AllianceBernstein funds its restricted Holding Unit awards either by purchasing Holding Units on the open market or purchasing newly-issued Holding Units from Holding, all of which are held in a consolidated rabbi trust until they are distributed to employees upon vesting. In accordance with the AllianceBernstein Partnership Agreement, when Holding issues Holding Units to AllianceBernstein, Holding is required to use the proceeds it receives from AllianceBernstein to purchase the equivalent number of newly-issued AllianceBernstein Units, thus increasing its percentage ownership interest in AllianceBernstein. Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AllianceBernstein.

During the second quarter and first six months of 2012, AllianceBernstein purchased 2.1 million and 6.6 million Holding Units for $28.2 million and $95.1 million, respectively. These amounts reflect open-market purchases of 2.1 million and 6.3 million Holding Units for $27.5 million and $90.6 million, respectively, with the remainder primarily relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

During each of the first and second quarters of 2012, AllianceBernstein adopted a plan to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. The broker selected by AllianceBernstein has the authority under the terms and limitations specified in the plan to repurchase Holding Units on AllianceBernstein’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2012 does not specify an aggregate limitation and expires at the close of business on August 2, 2012. AllianceBernstein intends to adopt additional Rule 10b5-1 plans so that the firm can continue to engage in open-market purchases of Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

Index

AllianceBernstein granted to employees and Eligible Directors 2.8 million restricted Holding Unit awards during the second quarter of 2012 (2.7 million of which were awarded to Peter Kraus, our Chief Executive Officer, in connection with his extended employment agreement) and 11.9 million restricted Holding Unit awards (including 8.7 million restricted Holding Units granted in January 2012 for 2011 year-end awards) during the first six months of 2012. To fund these awards, AllianceBernstein allocated previously repurchased Holding Units that had been held in AllianceBernstein’s consolidated rabbi trust. The 2011 incentive compensation awards allowed most employees to allocate their awards between restricted Holding Units and deferred cash. As a result, 8.7 million restricted Holding Unit awards for the December 2011 awards were issued from AllianceBernstein’s consolidated rabbi trust in January 2012. There were approximately 8.7 million unallocated Holding Units remaining in AllianceBernstein’s consolidated rabbi trust as of June 30, 2012.

3.	Net Income Per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income – diluted”) and dividing by the diluted weighted average number of units outstanding for each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per unit amounts)

Net income – basic	$21,339	$35,512	$48,038	$79,192
Additional allocation of equity in net income attributable to AllianceBernstein resulting from assumed dilutive effect of compensatory options	—	141	—	379
Net income – diluted	$21,339	$35,653	$48,038	$79,571

Weighted average units outstanding – basic	101,424	103,969	101,595	104,339
Dilutive effect of compensatory options	—	556	—	682
Weighted average units outstanding – diluted	101,424	104,525	101,595	105,021

Basic net income per unit	$0.21	$0.34	$0.47	$0.76
Diluted net income per unit	$0.21	$0.34	$0.47	$0.76

For the three months and six months ended June 30, 2012, we excluded 9,036,845 options from the diluted net income per unit computation due to their anti-dilutive effect. Weighted average units outstanding do not include Holding’s proportional share (37.5% during the second quarter and first six months of 2012; 37.4% during the second quarter and first six months of 2011) of the Holding Units held by AllianceBernstein in its consolidated rabbi trust. For the three months and six months ended June 30, 2011, we excluded 4,408,829 options from the diluted net income per unit computation due to their anti-dilutive effect.

Index

4.	Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein during the six-month period ended June 30, 2012 were as follows (in thousands):

Investment in AllianceBernstein as of December 31, 2011	$1,627,912
Equity in net income attributable to AllianceBernstein Unitholders	60,510
Changes in accumulated other comprehensive income (loss)	(236)
Additional investments in AllianceBernstein from cash distributions paid to AllianceBernstein consolidated rabbi trust	3,457
Cash distributions received from AllianceBernstein	(50,483)
Change in Holding Units held by AllianceBernstein for deferred compensation plans	16,730
Investment in AllianceBernstein as of June 30, 2012	$1,657,890

5.	Units Outstanding

Changes in Holding Units outstanding during the six-month period ended June 30, 2012 were as follows:

Outstanding as of December 31, 2011	105,173,342
Options exercised	—
Units issued	—
Units forfeited	—
Outstanding as of June 30, 2012	105,173,342

6.	Income Taxes

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

Holding’s income tax is computed by multiplying certain AllianceBernstein qualifying revenues (primarily U.S. investment advisory fees and SCB commissions) by Holding’s ownership interest in AllianceBernstein, multiplied by the 3.5% tax rate. Holding’s effective tax rate increased during the three months and six months ended June 30, 2012 compared to the corresponding periods in 2011 due to AllianceBernstein’s net income decreasing at a greater rate than the decrease in its qualifying revenues.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)

Net income attributable to AllianceBernstein Unitholders	$74,185	$114,139	(35.0)%	$161,463	$250,611	(35.6	) %
Multiplied by: weighted average equity ownership interest (see note)	37.5%	37.4%		37.5%	37.4%
Equity in net income attributable to AllianceBernstein Unitholders	$27,803	$42,745	(35.0)	$60,510	$93,803	(35.5)

AllianceBernstein qualifying revenues	$485,018	$543,655	(10.8)	$935,397	$1,100,042	(15.0)
Multiplied by: weighted average equity ownership interest (see note)	37.5%	37.4%		37.5%	37.4%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Income taxes	$6,464	$7,233	(10.6)	$12,472	$14,611	(14.6)

Effective tax rate	23.2%	16.9%		20.6%	15.6%
_____________________
Note: Equity in net income attributable to AllianceBernstein Unitholders and income taxes are recorded monthly using equity ownership interest as of each month-end, whereas the weighted average ownership interest shown in the table represents our quarter-end ownership interest. Accordingly, the calculation above will not compute to actual amounts recorded.

Index

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

Index

Report of Independent Registered Public Accounting Firm

To the Board of the General Partner
AllianceBernstein Holding L.P.

We have reviewed the accompanying condensed statement of financial condition of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) as of June 30, 2012, and the related condensed statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and the statement of cash flows for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the management of AllianceBernstein Corporation, the General Partner.

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
August 2, 2012

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(in millions, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$74.2	$114.1	(35.0)%	$161.5	$250.6	(35.6	) %
Weighted average equity ownership interest	37.5%	37.4%		37.5%	37.4%
Equity in net income attributable to AllianceBernstein Unitholders	$27.8	$42.7	(35.0)	$60.5	$93.8	(35.5)
Net income of Holding	$21.3	$35.5	(39.9)	$48.0	$79.2	(39.3)
Diluted net income per Holding Unit	$0.21	$0.34	(38.2)	$0.47	$0.76	(38.2)
Distribution per Holding Unit	$0.21	$0.34	(38.2)	$0.47	$0.76	(38.2)

Net income for the three and six months ended June 30, 2012 decreased $14.2 million and $31.2 million, respectively, to $21.3 million and $48.0 million from net income of $35.5 million and $79.2 million, for the corresponding prior-year periods. The decreases reflect lower net income attributable to AllianceBernstein Unitholders.

Holding’s income taxes represent a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business. Holding’s partnership gross income is derived from its interest in AllianceBernstein. Holding's income tax is computed by multiplying certain AllianceBernstein qualifying revenues (primarily U.S. investment advisory fees and SCB LLC commissions) by Holding’s ownership interest in AllianceBernstein, multiplied by the 3.5% tax rate. Holding’s effective tax rate increased to 23.2% and 20.6% during the three months and six months ended June 30, 2012, respectively, compared to 16.9% and 15.6% in the corresponding periods in 2011 due to AllianceBernstein’s 2012 net income decreasing compared to 2011 at a greater rate than the decrease in its 2012 qualifying revenues compared to 2011. See Note 6 to the condensed financial statements contained in Item 1.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per unit amounts)

AllianceBernstein non-GAAP adjustments, before taxes	$7,743	$3,186	$15,223	$1,206
Income tax effect on non-GAAP adjustments	(170)	(83)	(335)	(31)
AllianceBernstein non-GAAP adjustments, after taxes	7,573	3,103	14,888	1,175
Holding’s weighted average equity ownership interest of AllianceBernstein	37.5%	37.4%	37.5%	37.4%
Impact on Holding’s net income of AllianceBernstein non-GAAP adjustments	$2,838	$1,162	$5,579	$440

Net income – diluted, GAAP basis	$21,339	$35,653	$48,038	$79,571
Impact on Holding’s net income of AllianceBernstein non-GAAP adjustments	2,838	1,162	5,579	440
Adjusted net income – diluted	$24,177	$36,815	$53,617	$80,011

Diluted net income per Holding Unit, GAAP basis	$0.21	$0.34	$0.47	$0.76
Impact of AllianceBernstein non-GAAP adjustments	0.03	0.01	0.06	—
Adjusted diluted net income per Holding Unit	$0.24	$0.35	$0.53	$0.76

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

Capital Resources and Liquidity

During the six months ended June 30, 2012, net cash provided by operating activities was $40.0 million, compared to $88.3 million during the corresponding 2011 period. The decrease was primarily due to lower cash distributions received from AllianceBernstein of $51.5 million.

During the six months ended June 30, 2012, net cash used in investing activities was $3.5 million, compared to $3.2 million during the corresponding 2011 period.

During the six months ended June 30, 2012, net cash used in financing activities was $36.5 million, compared to $85.1 million during the corresponding 2011 period. The decrease was primarily due to lower cash distributions paid to unitholders of $50.0 million.

Holding is required to distribute all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders (including the General Partner). Typically, Available Cash Flow is the diluted earnings per unit for the quarter multiplied by the number of units outstanding at the end of the quarter. However, the General Partner, in its sole discretion, can retain cash flow for use in the business or release cash flow previously retained. See Note 2 to the condensed financial statements contained in Item 1 for a description of Available Cash Flow. Management believes that the cash flow realized from its investment in AllianceBernstein will provide Holding with the resources necessary to meet its financial obligations.

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

•
The possible impairment of goodwill in the future: As a result of increased economic uncertainty and current market dynamics, determining whether an impairment of the goodwill asset exists is increasingly difficult and requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions stagnate or worsen as a result of global economic and debt fears and the threat of another financial crisis, or if we continue to experience significant net redemptions, our assets under management, revenues, profitability and unit price may continue to be adversely affected. Although the price of a Holding Unit is just one factor in the calculation of fair value, if current Holding Unit price levels decline further, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. As a result, subsequent impairment tests may be more frequent and based upon more negative assumptions and future cash flow projections, which may result in an impairment of this asset. Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

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

•
Our belief that our plan to reduce our real estate footprint will be effective in meaningfully improving our cost structure, even if current weak market conditions persist, and will play an important role in positioning our firm for a stronger future: The charges that we expect to begin recording during the second half of 2012 and our estimates of reduced occupancy costs in future years are based on our current assumptions regarding sublease marketing periods, costs to prepare the properties to market, market rental rates, broker commissions and subtenant allowances/incentives, all of which are factors largely beyond our control. If our assumptions prove to be incorrect, we may be forced to record an additional charge and/or our estimated occupancy cost reduction may be less than we currently project.

In addition, changes and volatility in political, economic, capital market or industry conditions can result in changes in demand for our products and services or impact the value of our assets under management, all of which may adversely affect our results of operations. The actual performance of the capital markets and other factors beyond our control will affect our investment success for clients and asset flows. Furthermore, improved flows depend on a number of factors, including our ability to deliver consistent, competitive investment performance, which cannot be assured, conditions of financial markets, consultant recommendations, and changes in our clients’ investment preferences, risk tolerances and liquidity needs.

OTHER INFORMATION

With respect to the unaudited condensed interim financial information of Holding for the three months and six months ended June 30, 2012 included in this quarterly report on Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 2, 2012 appearing herein states that they did not audit and they do not express an opinion on the unaudited condensed interim financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) for their report on the unaudited condensed interim financial information because that report is not a “report” or a “part” of registration statements prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Holding’s market risk for the quarter ended June 30, 2012.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During each of the first and second quarters of 2012, AllianceBernstein adopted a plan to repurchase Holding Units pursuant to Rule 10b5-1 under the Exchange Act. A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. The broker selected by AllianceBernstein has the authority under the terms and limitations specified in the plan to repurchase Holding Units on AllianceBernstein’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan.

The following table provides information relating to any Holding Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Holding Units Purchased	(b) Average Price Paid Per Holding Unit, net of Commissions	(c) Total Number of Holding Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Holding Units that May Yet Be Purchased Under the Plans or Programs(1)
4/1/12 - 4/30/12(2)(4)	572,159	$14.62	570,935	—
5/1/12 - 5/31/12(2)(3)(4)	559,441	13.99	505,023	—
6/1/12 - 6/30/12(3)(4)	1,017,069	12.11	997,329	—
Total	2,148,669	$13.27	2,073,287	—

(1)
AllianceBernstein entered into a Rule 10b5-1 plan on each of February 13, 2012 (which expired on May 1, 2012) and May 4, 2012 (which expires on August 2, 2012). The daily purchase limitation under each plan was 18%-22% of the composite trading volume of Holding Units on the trade date, subject to the daily volume limitation under Rule 10b-18 (i.e., 25% of the composite average daily trading volume of Holding Units over the four calendar weeks preceding the trade date). Neither plan specified an aggregate limitation.

(2)
Between April 2, 2012 and May 1, 2012, AllianceBernstein purchased 613,835 Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under its incentive compensation award program.

(3)
Between May 7, 2012 and June 29, 2012, AllianceBernstein purchased 1,459,452 Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under its incentive compensation award program.

(4)
During the second quarter of 2012, AllianceBernstein purchased from employees 75,382 Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

Index

The following table provides information relating to any AllianceBernstein Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of AllianceBernstein Units Purchased	(b) Average Price Paid Per AllianceBernstein Unit, net of Commissions	(c) Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs
4/1/12 - 4/30/12	—	$—	—	—
5/1/12 - 5/31/12	—	—	—	—
6/1/12 - 6/30/12(1)	219,681	12.65	—	—
Total	219,681	$12.65	—	—

(1) During June 2012, AllianceBernstein purchased 219,681 AllianceBernstein Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

15.1	Letter from PricewaterhouseCoopers LLP, our independent registered public accounting firm, regarding unaudited interim financial information.

31.1	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Weisenseel furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Mr. Kraus furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Mr. Weisenseel furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2012	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer