Form 10-K
period 2012-12-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2013-02-12
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒

The aggregate market value of the units representing assignments of beneficial ownership of limited partnership interests held by non-affiliates computed by reference to the price at which such units were last sold on the New York Stock Exchange as of June 30, 2012 was approximately $1.24 billion.

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of December 31, 2012 was 105,173,342. (This figure includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.)

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

The words “we” and “our” in this Form 10-K refer collectively to Holding and AllianceBernstein and its subsidiaries, or to their officers and employees. Similarly, the words “company” and “firm” refer to both Holding and AllianceBernstein. Where the context requires distinguishing between Holding and AllianceBernstein, we identify which company is being discussed. Cross-references are in italics.

We use “global” in this Form 10-K to refer to all nations, including the United States; we use “international” or “non-U.S.” to refer to nations other than the United States.

We use “emerging markets” in this Form 10-K to refer to countries included in the Morgan Stanley Capital International (“MSCI”) emerging markets index, which are, as of December 31, 2012, Brazil, Chile, China, Columbia, Czech Republic, Egypt, Hungary, India, Indonesia, Malaysia, Mexico, Morocco, Peru, the Philippines, Poland, Russia, South Africa, South Korea, Taiwan, Thailand and Turkey.

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

Clients

AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients, including:

•	institutional clients, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and various affiliates;

•	retail clients, including U.S. and offshore mutual funds, variable annuities, insurance products and sub-advisory relationships;

•	private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities; and

•	institutional investors seeking high-quality research, portfolio strategy advice and brokerage-related services.

We also provide distribution, shareholder servicing and administrative services to our sponsored mutual funds.

Research

Our high-quality, in-depth research is the foundation of our business. We believe that our global team of research professionals gives us a competitive advantage in achieving investment success for our clients.

Our research disciplines include fundamental, quantitative and economic research and currency forecasting. In addition, we have several specialized research initiatives, including research examining global strategic developments that can affect multiple industries and geographies.

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

•	To institutional investors, we offer research, portfolio strategy advice and brokerage-related services (“Bernstein Research Services”).

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

We market and distribute alternative investment products globally to high-net-worth clients and institutional investors. Alternative product AUM totaled $11.6 billion as of December 31, 2012, $9.7 billion of which was institutional AUM, $1.5 billion of which was private client AUM and $0.4 billion of which was retail AUM.

In 2008, we created a unit called AllianceBernstein Defined Contribution Investments (“ABDC”) focused on expanding our firm’s capabilities in the defined contribution (“DC”) market. ABDC seeks to provide the most effective DC investment solutions in the industry, as measured by product features, reliability, cost and flexibility, to meet specialized client needs by integrating research and investment design, product strategy, strategic partnerships (e.g., record-keeper partnerships and operations collaboration), and client implementation and service. In November 2010, we introduced Lifetime Income Strategies (formerly known as Secure Retirement Strategies, “LIS”), a multi-manager target-date solution. LIS provides guaranteed lifetime retirement income backed by multiple insurers to participants of large DC plans. We had our first LIS client funding during the second quarter of 2012 and are in discussions with additional plan sponsors to introduce LIS in their plans in 2013.

As of December 31, 2012, our DC assets under management, which are distributed in all three of our buy-side distribution channels, totaled approximately $26.0 billion.

Global Reach

We serve clients in major global markets through operations in 44 cities in 22 countries. Our client base includes investors throughout the Americas, Europe, Asia, Africa and Australia. We utilize an integrated global investment platform that provides our clients with access to local (country-specific), international, and global research and investment strategies.

Assets under management by client domicile and investment service as of December 31, 2012, 2011 and 2010 were as follows:

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

We are eligible to earn performance-based fees on some alternative investment services, including hedge fund services, as well as some long-only services provided to our institutional clients. For these services, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. Our performance-based fees in 2012, 2011 and 2010 were $66.6 million (including $39.6 million pertaining to winding up the Public-Private Investment Program (“PPIP”) fund, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), $16.5 million and $20.5 million, respectively. For additional information about performance-based fees, see “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

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

Our Bernstein Research Services generate revenues from clients to whom we provide research, portfolio strategy advice and brokerage-related services, primarily in the form of transaction fees calculated as either “cents per share” (generally in the U.S. market) or a percentage of the value of the securities traded (generally outside of the U.S.) for these clients.

Our revenues may fluctuate for a number of reasons; see “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Employees

Our firm’s 3,318 full-time employees, who are located in 22 countries, include 261 research analysts, 136 portfolio managers, 34 traders and 14 professionals with other investment-related responsibilities. We have employed these professionals for an average period of approximately nine years, and their average investment experience is approximately 18 years. We consider our employee relations to be good.

Institutional Services

We serve our institutional clients primarily through AllianceBernstein Institutional Investments (“Institutional Investments”), a unit of AllianceBernstein, and through other units in our international subsidiaries (institutional relationships of less than $25 million are generally serviced by Bernstein GWM, our Private Client channel, discussed below). Institutional Services include actively managed equity accounts (including growth, value and blend accounts), fixed income accounts and balanced accounts (which combine equity and fixed income), as well as passive management of index and enhanced index accounts. These services are provided through separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles. As of December 31, 2012, institutional AUM were $220 billion, or 51% of our company-wide AUM, as compared to $224 billion, or 55%, as of December 31, 2011 and $273 billion, or 57%, as of December 31, 2010. For more information concerning institutional AUM, revenues and fees, see “Assets Under Management, Revenues and Fees” in this Item 1.

Our institutional client base includes unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and certain of our affiliates (AXA and its subsidiaries), as well as certain sub-advisory relationships with unaffiliated sponsors of various other investment products. We manage approximately 802 mandates for these clients, which are located in 37 countries.

Retail Services

We provide investment management and related services to a wide variety of individual retail investors, both in the U.S. and internationally, through retail mutual funds sponsored by our company and our subsidiaries; mutual fund sub-advisory relationships; Separately-Managed Account Programs; and other investment vehicles (“Retail Products and Services”). As of December 31, 2012, retail AUM were $144 billion, or 34% of our company-wide AUM, as compared to $113 billion, or 28%, as of December 31, 2011 and $127 billion, or 27%, as of December 31, 2010. For more information concerning retail AUM, revenues and fees, see “Assets Under Management, Revenues and Fees” in this Item 1.

Our Retail Products and Services are designed to provide disciplined, research-based investments that contribute to a well-diversified investment portfolio. We distribute these products and services through financial intermediaries, including broker-dealers, insurance sales representatives, banks, registered investment advisers and financial planners. These products and services include open-end and closed-end funds that are either (i) registered as investment companies under the Investment Company Act (“U.S. Funds”), or (ii) not registered under the Investment Company Act and generally not offered to United States persons (“Non-U.S. Funds” and, collectively with the U.S. Funds, “AllianceBernstein Funds”). They provide a broad range of investment options, including local and global value equities, growth equities, blend strategies, fixed income securities and alternative investment products. They also include Separately-Managed Account Programs, which are sponsored by financial intermediaries and generally charge an all-inclusive fee covering investment management, trade execution, asset allocation, and custodial and administrative services. We also provide distribution, shareholder servicing, and administrative services for our Retail Products and Services.

Our U.S. Funds, which include retail funds, our variable products series fund (a component of an insurance product) and the retail share classes of the Sanford C. Bernstein Funds (principally Private Client Services products), currently offer 120 different portfolios to U.S. investors. As of December 31, 2012, retail U.S. Funds AUM were approximately $45 billion, or 31% of total retail AUM, as compared to $41 billion, or 36%, as of December 31, 2011 and $46 billion, or 36%, as of December 31, 2010. Because of the way they are marketed and serviced, we report substantially all of the AUM in the Sanford C. Bernstein Funds (“SCB Funds”), which totaled $28 billion as of December 31, 2012, as private client AUM.

Our Non-U.S. Funds are distributed internationally by local financial intermediaries to non-U.S. investors in most major international markets by means of distribution agreements. As of December 31, 2012, these funds consisted of 92 different portfolios and AUM in these funds were $60 billion, $6 billion of which was invested in local-market funds that we distribute in Japan through financial intermediaries.

AllianceBernstein Investments serves as the principal underwriter and distributor of the U.S. Funds. AllianceBernstein Investments employs 118 sales representatives who devote their time to promoting the sale of U.S. Funds and certain other Retail Products and Services offered by financial intermediaries.

AllianceBernstein (Luxembourg) S.A. (“AllianceBernstein Luxembourg”), a Luxembourg management company and one of our wholly-owned subsidiaries, generally serves as the distributor for the Non-U.S. Funds.

We have an international sales force of 69 sales representatives who devote some or all of their time to promoting the sale of Non-U.S. Funds and other Retail Products and Services offered by financial intermediaries.

Our Retail Products and Services include open-end mutual funds designed to fund benefits under variable annuity contracts and variable life insurance policies offered by unaffiliated life insurance companies (“Sub-Advised Variable Products”), and we sub-advise variable product mutual funds sponsored by affiliates. As of December 31, 2012, we managed or sub-advised approximately $33 billion of Sub-Advised Variable Product AUM.

Private Client Services

Through Bernstein GWM, we provide Private Client Services to high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles. As of December 31, 2012, private client AUM were $66 billion, or 15% of our company-wide AUM, as compared to $69 billion, or 17%, as of December 31, 2011 and $78 billion, or 16%, as of December 31, 2010. For more information concerning private client AUM, revenues and fees, see “Assets Under Management, Revenues and Fees” in this Item 1.

Our Private Client Services are built on a sales effort that involves approximately 253 financial advisors based in 18 cities in the U.S. These advisors do not manage money, but work with private clients and their tax, legal and other advisors to assist them in determining a suitable mix of U.S. and non-U.S. equity securities and fixed income investments. The diversified portfolio created for each client is intended to maximize after-tax investment returns, in light of the client’s individual investment goals, income requirements, risk tolerance, tax situation and other relevant factors. In creating these portfolios, we utilize our research reports, investment planning services, the dynamic asset allocation service and Bernstein GWM, which has in-depth knowledge of trust, estate and tax planning strategies.

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

Assets Under Management, Revenues and Fees

The following tables summarize our AUM and revenues by distribution channel:

End of Period Assets Under Management

	December 31,			% Change
	2012	2011	2010	2012-11	2011-10
	(in millions)

Institutions	$219,819	$223,874	$272,928	(1.8)%	(18.0)%
Retail	144,392	112,605	127,045	28.2	(11.4)
Private Client	65,806	69,418	78,046	(5.2)	(11.1)
Total	$430,017	$405,897	$478,019	5.9	(15.1)

Average Assets Under Management

	Years Ended December 31,			% Change
	2012	2011	2010	2012-11	2011-10
	(in millions)

Institutions	$218,923	$252,597	$277,109	(13.3)%	(8.8)%
Retail	128,216	124,012	122,756	3.4	1.0
Private Client	68,839	75,323	74,686	(8.6)	0.9
Total	$415,978	$451,932	$474,551	(8.0)	(4.8)

Revenues

	Years Ended December 31,			% Change
	2012	2011	2010	2012-11	2011-10
	(in thousands)

Institutional Services	$485,651	$616,787	$764,847	(21.3)%	(19.4)%
Retail Services	1,192,895	1,092,561	1,068,869	9.2	2.2
Private Client Services	585,791	652,097	651,218	(10.2)	0.1
Bernstein Research Services	413,707	437,414	430,521	(5.4)	1.6
Other(1)	61,915	(46,418)	36,650	n/m	n/m
Total Revenues	2,739,959	2,752,441	2,952,105	(0.5)	(6.8)
Less: Interest Expense	3,222	2,550	3,548	26.4	(28.1)
Net Revenues	$2,736,737	$2,749,891	$2,948,557	(0.5)	(6.7)

(1)
Other revenues primarily consist of investment gains (losses) and dividend and interest income. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

AXA and its subsidiaries, whose AUM consist primarily of fixed income investments, together constitute our largest client. Our affiliates represented approximately 25%, 23% and 22% of our company-wide AUM as of December 31, 2012, 2011 and 2010, respectively. We earned approximately 4%, 4% and 5% of our company-wide net revenues from our affiliates in 2012, 2011 and 2010, respectively. Affiliated AUM is included in our Institutions and Retail buy-side distribution channels.

Institutional Services

The following tables summarize our Institutional Services AUM and revenues:

Institutional Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2012	2011	2010	2012-11	2011-10
	(in millions)

Value Equity:
U.S.	$2,476	$7,469	$13,955	(66.8)%	(46.5)%
Global and International	22,642	37,316	74,668	(39.3)	(50.0)
	25,118	44,785	88,623	(43.9)	(49.5)

Growth Equity:
U.S.	3,479	5,541	10,921	(37.2)	(49.3)
Global and International	3,426	7,417	22,507	(53.8)	(67.0)
	6,905	12,958	33,428	(46.7)	(61.2)

Fixed Income:
U.S.	92,112	86,329	78,101	6.7	10.5
Global and International	54,015	44,983	44,766	20.1	0.5
	146,127	131,312	122,867	11.3	6.9

Other(1):
U.S.	11,820	11,278	9,980	4.8	13.0
Global and International	29,849	23,541	18,030	26.8	30.6
	41,669	34,819	28,010	19.7	24.3

Total:
U.S.	109,887	110,617	112,957	(0.7)	(2.1)
Global and International	109,932	113,257	159,971	(2.9)	(29.2)
Total	$219,819	$223,874	$272,928	(1.8)	(18.0)

Affiliated	$77,569	$69,071	$74,672	12.3	(7.5)
Non-affiliated	142,250	154,803	198,256	(8.1)	(21.9)
Total	$219,819	$223,874	$272,928	(1.8)	(18.0)

(1)	Includes index, structured, asset allocation services and certain other alternative investments.

Revenues from Institutional Services
(by Investment Service)

	Years Ended December 31,			% Change
	2012	2011	2010	2012-11	2011-10
	(in thousands)

Investment Advisory and Services Fees:
Value Equity:
U.S.	$17,433	$33,615	$47,126	(48.1)%	(28.7)%
Global and International	125,641	246,919	336,600	(49.1)	(26.6)
	143,074	280,534	383,726	(49.0)	(26.9)

Growth Equity:
U.S.	27,119	38,807	46,510	(30.1)	(16.6)
Global and International	19,856	62,023	119,300	(68.0)	(48.0)
	46,975	100,830	165,810	(53.4)	(39.2)

Fixed Income:
U.S.	145,216	115,051	103,855	26.2	10.8
Global and International	108,778	96,988	94,434	12.2	2.7
	253,994	212,039	198,289	19.8	6.9

Other(1):
U.S.	8,091	6,555	3,436	23.4	90.8
Global and International	33,155	16,233	12,866	104.2	26.2
	41,246	22,788	16,302	81.0	39.8

Total Investment Advisory and Services Fees:
U.S.	197,859	194,028	200,927	2.0	(3.4)
Global and International	287,430	422,163	563,200	(31.9)	(25.0)
	485,289	616,191	764,127	(21.2)	(19.4)
Shareholder Servicing Fees(2)	362	596	720	(39.3)	(17.2)
Total	$485,651	$616,787	$764,847	(21.3)	(19.4)
Affiliated	$82,930	$82,965	$88,248	-	(6.0)
Non-affiliated	402,721	533,822	676,599	(24.6)	(21.1)
Total	$485,651	$616,787	$764,847	(21.3)	(19.4)

(1)	Includes index, structured, asset allocation services and certain other alternative investments.
(2)	For a description of shareholder servicing fees, see “Retail Services” below.

As of December 31, 2012, 2011 and 2010, Institutional Services represented approximately 51%, 55% and 57%, respectively, of our company-wide AUM. The fees we earned from these services represented approximately 18%, 22% and 26% of our company-wide net revenues for 2012, 2011 and 2010, respectively.

AXA and its subsidiaries together constitute our largest institutional client. Their AUM accounted for approximately 35%, 31% and 27% of our total institutional AUM as of December 31, 2012, 2011 and 2010, respectively, and approximately 17%, 13% and 12% of our total institutional revenues for 2012, 2011 and 2010, respectively.

The institutional AUM we manage for our affiliates, along with our nine other largest institutional accounts, accounted for approximately 53% of our total institutional AUM as of December 31, 2012 and approximately 30% of our total institutional revenues for the year ended December 31, 2012. No single institutional client other than AXA and its subsidiaries accounted for more than approximately 1% of our company-wide net revenues for the year ended December 31, 2012.

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

We are eligible to earn performance-based fees on approximately 8% of institutional AUM, which are primarily invested in long-only equity and fixed income services. Performance-based fees provide for a base advisory fee plus an additional fee based on investment performance. For additional information about performance-based fees, see “General—Revenues” in this Item 1 and “Risk Factors” in Item 1A.

Retail Services

The following tables summarize our Retail Services AUM and revenues:

Retail Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2012	2011	2010	2012-11	2011-10
	(in millions)

Value Equity:
U.S.	$7,659	$7,769	$10,772	(1.4)%	(27.9)%
Global and International	7,979	10,351	20,107	(22.9)	(48.5)
	15,638	18,120	30,879	(13.7)	(41.3)

Growth Equity:
U.S.	10,319	8,568	9,789	20.4	(12.5)
Global and International	8,468	9,110	14,002	(7.0)	(34.9)
	18,787	17,678	23,791	6.3	(25.7)

Fixed Income:
U.S.	11,598	8,895	8,442	30.4	5.4
Global and International	66,009	42,843	40,754	54.1	5.1
	77,607	51,738	49,196	50.0	5.2

Other(1):
U.S.	20,514	18,013	18,466	13.9	(2.5)
Global and International	11,846	7,056	4,713	67.9	49.7
	32,360	25,069	23,179	29.1	8.2

Total:
U.S.	50,090	43,245	47,469	15.8	(8.9)
Global and International	94,302	69,360	79,576	36.0	(12.8)
Total	$144,392	$112,605	$127,045	28.2	(11.4)

Affiliated	$28,535	$22,561	$29,841	26.5	(24.4)
Non-affiliated	115,857	90,044	97,204	28.7	(7.4)
Total	$144,392	$112,605	$127,045	28.2	(11.4)

(1)	Includes index, structured, asset allocation services and certain other alternative investments.

Revenues from Retail Services
(by Investment Service)

	Years Ended December 31,			% Change
	2012	2011	2010	2012-11	2011-10
	(in thousands)

Investment Advisory and Services Fees:
Value Equity:
U.S.	$40,595	$43,148	$45,862	(5.9)%	(5.9)%
Global and International	53,213	82,868	112,252	(35.8)	(26.2)
	93,808	126,016	158,114	(25.6)	(20.3)

Growth Equity:
U.S.	52,242	50,572	45,752	3.3	10.5
Global and International	62,624	83,884	97,973	(25.3)	(14.4)
	114,866	134,456	143,725	(14.6)	(6.4)

Fixed Income:
U.S.	46,821	34,143	31,723	37.1	7.6
Global and International	409,115	332,791	282,845	22.9	17.7
	455,936	366,934	314,568	24.3	16.6

Other(1):
U.S.	21,470	15,447	11,672	39.0	32.3
Global and International	19,181	9,646	11,798	98.8	(18.2)
	40,651	25,093	23,470	62.0	6.9

Total Investment Advisory and Services Fees:
U.S.	161,128	143,310	135,009	12.4	6.1
Global and International	544,133	509,189	504,868	6.9	0.9

	705,261	652,499	639,877	8.1	2.0
Distribution Revenues(2)	399,259	348,456	336,204	14.6	3.6
Shareholder Servicing Fees(2)	88,375	91,606	92,788	(3.5)	(1.3)
Total	$1,192,895	$1,092,561	$1,068,869	9.2	2.2

Affiliated	$31,089	$31,301	$46,756	(0.7)	(33.1)
Non-affiliated	1,161,806	1,061,260	1,022,113	9.5	3.8
Total	$1,192,895	$1,092,561	$1,068,869	9.2	2.2

(1)	Includes index, structured, asset allocation services and certain other alternative investments.
(2)	For a description of distribution revenues and shareholder servicing fees, see below.

Investment advisory fees and distribution fees for our Retail Products and Services are generally charged as a percentage of average daily AUM. In the past, as certain of the U.S. Funds grew, we revised our fee schedules to provide lower incremental fees above certain asset levels. Fees paid by the U.S. Funds, EQ Advisors Trust (“EQAT”) and AXA Premier VIP Trust are reflected in the applicable investment management agreement, which generally must be approved annually by the boards of directors or trustees of those funds, including by a majority of the independent directors or trustees. Increases in these fees must be approved by fund shareholders; decreases need not be, including any decreases implemented by a fund’s directors or trustees. In general, each investment management agreement with the U.S. Funds, EQAT and AXA Premier VIP Trust provides for termination by either party at any time upon 60 days’ notice.

Fees paid by Non-U.S. Funds are reflected in investment management agreements that continue until they are terminated. Increases in these fees generally must be approved by the relevant regulatory authority, depending on the domicile and structure of the fund, and Non-U.S. Fund shareholders must be given advance notice of any fee increases.

Revenues from Retail Services represented approximately 44%, 40% and 36% of our company-wide net revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

The mutual funds we sub-advise for AXA and its subsidiaries together constitute our largest retail client. They accounted for approximately 20%, 20% and 23% of our total retail AUM as of December 31, 2012, 2011 and 2010, respectively, and approximately 3%, 3% and 4% of our total retail revenues for 2012, 2011 and 2010, respectively.

Our mutual fund distribution system (the “System”) includes a multi-class share structure that permits open-end AllianceBernstein Funds to offer investors various options for the purchase of mutual fund shares, including both front-end load shares and back-end load shares. For front-end load shares, AllianceBernstein Investments generally pays sales commissions to financial intermediaries distributing the funds from the front-end sales charge it receives from investors at the time of the sale. For back-end load shares, AllianceBernstein Investments pays sales commissions to financial intermediaries at the time of sale and also receives higher ongoing distribution services fees from the mutual funds. In addition, investors who redeem back-end load shares before the expiration of the minimum holding period (which ranges from one year to four years) pay a contingent deferred sales charge (“CDSC”) to AllianceBernstein Investments. We expect to recover sales commissions for back-end load shares over periods not exceeding five and one-half years through receipt of a CDSC and/or the higher ongoing distribution services fees we receive from holders of back-end load shares. Payments of sales commissions made to financial intermediaries in connection with the sale of back-end load shares under the System, net of CDSC received of $21.7 million, $14.2 million and $20.0 million, totaled approximately $75.7 million, $21.5 million and $33.4 million during 2012, 2011 and 2010, respectively. We have not offered back-end load shares to new investors in U.S. Funds since January 31, 2009. However, our Non-U.S. Funds continue to offer back-end load shares.

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

In addition to Rule 12b-1 Fees, AllianceBernstein Investments, at its own expense, currently provides additional payments under distribution services and educational support agreements to financial intermediaries that sell shares of our funds, a practice sometimes referred to as “revenue sharing”. Although the amount of payments made in any given year may vary, the total amount paid to a financial intermediary in connection with the sale of shares of U.S. Funds generally will not exceed the sum of (i) 0.25% of the current year’s fund sales by that firm, and (ii) 0.10% of average daily net assets attributable to that firm over the course of the year.

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

During 2012, the 10 financial intermediaries responsible for the largest volume of sales of open-end AllianceBernstein Funds were responsible for 54% of such sales. Certain subsidiaries of AXA, including AXA Advisors, LLC (“AXA Advisors”), a wholly-owned subsidiary of AXA Financial that utilizes members of AXA Equitable’s insurance sales force as its registered representatives, were responsible for approximately 4%, 1% and 2% of total sales of shares of open-end AllianceBernstein Funds in 2012, 2011 and 2010, respectively. None of these entities are under any obligation to sell a specific amount of AllianceBernstein Fund shares and each also sells shares of mutual funds sponsored by other affiliates and unaffiliated organizations.

During 2012, Hong Kong and Shanghai Banking Corporation, UBS AG and Citigroup (or their respective subsidiaries) were responsible for approximately 13%, 10% and 6%, respectively, of our open-end AllianceBernstein Fund sales. None of these companies are under any obligation to sell a specific amount of AllianceBernstein Fund shares and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations.

Based on industry sales data reported by the Investment Company Institute, our market share in the U.S. mutual fund industry was approximately 1% of total industry assets in the U.S. during 2012. The investment performance of the U.S. Funds is an important factor in the sale of their shares, but there are also other factors, including the level and quality of our shareholder services (see below) and the amounts and types of distribution assistance and administrative services payments we make to financial intermediaries, which we believe are competitive with others in the industry.

AllianceBernstein Investor Services, which operates in San Antonio, Texas, provides transfer agency and related services for each open-end U.S. Fund (except the SCB Funds) and provides shareholder servicing for each open-end U.S. Fund’s shareholder accounts (approximately 2.7 million accounts in total), for which it receives a monthly fee under servicing agreements with each open-end U.S. Fund based on the number and type of shareholder accounts serviced. Each servicing agreement must be approved annually by the relevant open-end U.S. Fund’s board of directors or trustees, including a majority of the independent directors or trustees, and may be terminated by either party without penalty upon 60 days’ notice.

AllianceBernstein Funds utilize our personnel to perform most legal, clerical and accounting services. Payments to us by the U.S. Funds and certain Non-U.S. Funds for these services, which payments were approximately $5 million in 2012, $6 million in 2011 and $6 million in 2010, must be specifically approved in advance by each fund’s board of directors or trustees.

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

Private Client Services

The following tables summarize Private Client Services AUM and revenues:

Private Client Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2012	2011	2010	2012-11	2011-10
	(in millions)

Value Equity:
U.S.	$8,839	$9,912	$13,082	(10.8)%	(24.2)%
Global and International	7,487	7,971	11,714	(6.1)	(32.0)
	16,326	17,883	24,796	(8.7)	(27.9)

Growth Equity:
U.S.	7,751	7,735	9,626	0.2	(19.6)
Global and International	5,967	5,859	7,492	1.8	(21.8)
	13,718	13,594	17,118	0.9	(20.6)

Fixed Income:
U.S.	29,797	32,147	32,485	(7.3)	(1.0)
Global and International	2,055	2,360	1,658	(12.9)	42.3
	31,852	34,507	34,143	(7.7)	1.1

Other(1):
U.S.	818	319	236	156.4	35.2
Global and International	3,092	3,115	1,753	(0.7)	77.7
	3,910	3,434	1,989	13.9	72.6

Total:
U.S.	47,205	50,113	55,429	(5.8)	(9.6)
Global and International	18,601	19,305	22,617	(3.6)	(14.6)
Total	$65,806	$69,418	$78,046	(5.2)	(11.1)

(1)	Includes index, structured, asset allocation services and certain other alternative investments.

Revenues From Private Client Services
(by Investment Service)

	Years Ended December 31,			% Change
	2012	2011	2010	2012-11	2011-10
	(in thousands)

Investment Advisory and Services Fees:
Value Equity:
U.S.	$112,695	$134,149	$143,591	(16.0)%	(6.6)%
Global and International	83,671	104,260	116,254	(19.7)	(10.3)
	196,366	238,409	259,845	(17.6)	(8.2)

Growth Equity:
U.S.	97,981	108,269	114,081	(9.5)	(5.1)
Global and International	68,826	78,927	79,651	(12.8)	(0.9)
	166,807	187,196	193,732	(10.9)	(3.4)

Fixed Income:
U.S.	168,966	182,928	177,310	(7.6)	3.2
Global and International	14,193	12,166	7,141	16.7	70.4
	183,159	195,094	184,451	(6.1)	5.8

Other(1):
U.S.	5,246	2,160	292	142.9	639.7
Global and International	30,129	24,870	9,368	21.1	165.5
	35,375	27,030	9,660	30.9	179.8

Total Investment Advisory and Services Fees:
U.S.	384,888	427,506	435,274	(10.0)	(1.8)
Global and International	196,819	220,223	212,414	(10.6)	3.7

	581,707	647,729	647,688	(10.2)	—
Distribution Revenues(2)	2,447	3,165	2,393	(22.7)	32.3
Shareholder Servicing Fees(2)	1,637	1,203	1,137	36.1	5.8
Total	$585,791	$652,097	$651,218	(10.2)	0.1

(1)	Includes index, structured, asset allocation services and certain other alternative investments.
(2)	For a description of distribution revenues and shareholder servicing fees, see “Retail Services” above.

Private client accounts generally are managed pursuant to a written investment advisory agreement among the client, AllianceBernstein and SCB LLC, which usually is terminable at any time or upon relatively short notice by any party. In general, these contracts may not be assigned without the consent of the client. We are compensated under these contracts by fees calculated as a percentage of AUM at a specific date or as a percentage of the value of average AUM for the applicable billing period, with these fees varying based on the types of investment services and the size of the account. The aggregate fees we charge for managing hedge funds may be higher than the fees we charge for managing other assets in private client accounts because hedge fund fees include performance-based fees, incentive allocations or carried interests in addition to base advisory fees. We are eligible to earn performance-based fees on approximately 3% of private client AUM, substantially all of which is held in hedge funds.

Revenues from Private Client Services represented approximately 21%, 24% and 22% of our company-wide net revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

Bernstein Research Services

The following table summarizes Bernstein Research Services revenues:

Revenues From Bernstein Research Services

	Years Ended December 31,			% Change
	2012	2011	2010	2012-11	2011-10
	(in thousands)

Bernstein Research Services	$413,707	$437,414	$430,521	(5.4)%	1.6%

We earn revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate us principally by directing SCB to execute brokerage transactions on their behalf, for which we earn commissions. These services accounted for approximately 15%, 16% and 15% of our company-wide net revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Brokerage

AllianceBernstein generally has the discretion to select the broker-dealers that execute securities transactions for client accounts. When selecting brokers, we are required to obtain “best execution”. Although there is no single statutory definition, SEC releases and other legal guidelines make clear that the duty to obtain best execution requires us to seek “the most advantageous terms reasonably available under the circumstances for a customer’s account”. The lowest possible commission, while very important, is not the only consideration.  Generally, to achieve best execution, we consider factors such as order size and market depth, availability of competing markets and liquidity, trading characteristics of the security, financial responsibility of the broker-dealer, the broker’s ability to address current market conditions, and the ability and willingness of the broker to commit capital by taking positions in order to execute transactions.

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

We may use third-party broker-dealers to execute client transactions that also sell shares of AllianceBernstein Funds or third party funds we sub-advise; however, we prohibit our investment professionals who place trades from considering these other relationships or the sale of fund shares as a factor when selecting broker-dealers.

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

Regulation

Virtually all aspects of our business are subject to various federal and state laws and regulations, rules of various securities regulators and exchanges, and laws in the foreign countries in which our subsidiaries conduct business. These laws and regulations are primarily intended to protect clients and fund shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, the revocation of the registration as an investment adviser or broker-dealer, censures and fines.

AllianceBernstein, Holding, the General Partner, SCB LLC, AllianceBernstein Global Derivatives Corporation (an indirect wholly-owned subsidiary of AllianceBernstein, “Global Derivatives”) and Alliance Corporate Finance Group Incorporated (an indirect wholly-owned subsidiary of AllianceBernstein) are registered with the SEC as investment advisers under the Investment Advisers Act. SCB LLC and Global Derivatives are also registered with the Commodity Futures Trading Commission (“CFTC”) as commodity pool operators and commodity trading advisers.  As of January 1, 2013, AllianceBernstein was also registered with the CFTC as a commodity pool operator and commodity trading adviser.

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

Some of our subsidiaries are subject to the oversight of regulatory authorities in Europe, including the FSA in the U.K., in Asia, including the Financial Services Agency in Japan, the SFC in Hong Kong and the Monetary Authority of Singapore, and in Canada, including the Ontario Securities Commission and other Canadian provincial regulators. While the requirements of these foreign regulators are often comparable to the requirements of the SEC and other U.S. regulators, they are sometimes more restrictive and may cause us to incur substantial expenditures of time and money in our efforts to comply. As of December 31, 2012, each of our subsidiaries subject to a minimum net capital requirement satisfied the applicable requirement.

Iran Threat Reduction and Syria Human Rights Act

AllianceBernstein, Holding and their global subsidiaries had no transactions or activities requiring disclosure under the Iran Threat Reduction and Syria Human Rights Act (“Iran Act”), nor were they involved in the AXA Group insurance policies described immediately below.

The non-U.S. based subsidiaries of AXA, our parent company, operate in compliance with applicable laws and regulations of the various jurisdictions where they operate, including applicable international (United Nations and European Union) laws and regulations.  While AXA Group companies based and operating outside the United States generally are not subject to U.S. law, as an international group, AXA has in place policies and standards (including the AXA Group International Sanctions Policy) that apply to all AXA Group companies worldwide and often impose requirements that go well beyond local law. For additional information regarding AXA, see “History and Structure” in this Item 1.

AXA has reported to us that 16 insurance policies underwritten by two of AXA’s European insurance subsidiaries, AXA France IARD and AXA Winterthur, that were in-force during 2012 potentially come within the scope of the disclosure requirements of the Iran Act. Of these insurance policies, 15 policies were written by AXA France IARD and relate to property and casualty insurance (homeowners, auto, accident, liability and/or fraud policies) covering property located in France where the insured is a company or other entity that may have, direct or indirect, ties to the Government of Iran (the “French Policies”), including Iranian entities designated under Executive Orders 13224 and 13382.  AXA France IARD is a French company, based in Paris, which is licensed to operate in France.  The other policy, described below, was written by AXA Winterthur and provides global coverage to a Swiss-based non-governmental organization based in Geneva that was initially established by the United Nations to facilitate international transport (the “Swiss Policy”).  AXA Winterthur is a Swiss company, based in Winterthur, Switzerland, which is licensed to operate in Switzerland.

With respect to these policies, as of the date of this report: (1) AXA France IARD has taken actions necessary to terminate coverage under all 15 of the French Policies; and (2) AXA Winterthur has restructured coverage under the Swiss Policy to specifically exclude Iran.  The aggregate premium for these 16 policies was less than $1 million (approximately $105,000 for the 15 French Policies and approximately $884,000 for the relevant premium amount under the Swiss Policy), representing less than 0.001% of AXA’s consolidated revenues, which are in excess of $100 billion.  The net profit attributable to these 16 insurance policies is difficult to calculate with precision, but AXA estimates its net profit attributable to all 16 of these policies, in the aggregate, was less than $300,000, representing less than 0.006% of AXA’s aggregate net profit.

The Swiss Policy relates to insurance provided to the International Road Transport Union (“IRU”), a nongovernmental organization based in Geneva which, among other things, acts as the implementing partner of the Transports Internationaux Routiers Customs Transit System (“TIR System”) under mandate of the United Nations. The TIR System is an international harmonized system of customs control that facilitates trade and transport by TIR Carnets, which are customs transit documents used to prove the existence of the international guarantee for duties and taxes for the goods transported under the TIR System, with the IRU guaranteeing payment to the contracting countries. The TIR Convention includes more than 70 contracting countries, including the United States, each member of the European Union and many other countries, including Iran.

During 2012, AXA Winterthur provided global cover to the IRU insuring it against financial losses that the IRU may incur if a carrier fails to pay the duty charges under the terms of a TIR Carnet.  Under this policy, AXA Winterthur guaranteed duty payments on behalf of the IRU to the TIR national transport associations in each of the more than 70 participating countries, which includes Iran’s TIR System national transport association (the Iran Chamber of Commerce Industry Mines and Agriculture).

As noted above, AXA Winterthur has restructured coverage under the Swiss Policy to specifically exclude Iran and notified the IRU accordingly.

Taxes

Holding, having elected under Section 7704(g) of the Internal Revenue Code of 1986, as amended (“Code”), to be subject to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business, is a “grandfathered” publicly-traded partnership for federal income tax purposes. Holding is also subject to the 4.0% New York City unincorporated business tax (“UBT”), net of credits for UBT paid by AllianceBernstein. In order to preserve Holding’s status as a “grandfathered” publicly-traded partnership for federal income tax purposes, management ensures that Holding does not directly or indirectly (through AllianceBernstein) enter into a substantial new line of business. A “new line of business” includes any business that is not closely related to AllianceBernstein’s historical business of providing research and diversified investment management and related services to its clients. A new line of business is “substantial” when a partnership derives more than 15% of its gross income from, or uses more than 15% of its total assets to support, the new line of business.

AllianceBernstein is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, AllianceBernstein is subject to the 4.0% UBT. Domestic corporate subsidiaries of AllianceBernstein, which are subject to federal, state and local income taxes, generally are included in the filing of a consolidated federal income tax return with separate state and local income tax returns also being filed. Foreign corporate subsidiaries generally are subject to taxes at higher rates in the foreign jurisdictions where they are located so, as our business increasingly operates in countries other than the United States, our effective tax rate is expected to increase over time.

For additional information, see “Risk Factors” in Item 1A.

History and Structure

We have been in the investment research and management business for more than 40 years. Alliance Capital was founded in 1971 when the investment management department of Donaldson, Lufkin & Jenrette, Inc. (since November 2000, a part of Credit Suisse Group) merged with the investment advisory business of Moody’s Investor Services, Inc. Bernstein was founded in 1967.

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

As of December 31, 2012, the condensed ownership structure of AllianceBernstein was as follows (for a more complete description of our ownership structure, see “Principal Security Holders” in Item 12):

(1)	Direct and indirect ownership including unallocated Holding Units held in a consolidated rabbi trust primarily used to fund our long-term incentive compensation plans and for other corporate purposes.

The ownership of Holding by AllianceBernstein directors, officers and employees increased to 42.2% as of December 31, 2012 from 35.1% as of December 31, 2011, with a corresponding decrease in public ownership. This shift reflects our purchase of approximately 12.3 million Holding Units on the open market during 2012, helping to fund anticipated obligations under our incentive compensation award program and for other corporate purposes. Any future restricted Holding Unit issuances as long-term incentive compensation will further increase employee ownership and decrease public ownership.

The General Partner, an indirect wholly-owned subsidiary of AXA, owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including these general partnership interests, AXA, through certain of its subsidiaries (see “Principal Security Holders” in Item 12), had an approximate 65.5% economic interest in AllianceBernstein as of December 31, 2012.

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

Other Information

AllianceBernstein and Holding file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports required to comply with federal securities laws. The public may read and copy any materials filed with the SEC in the SEC’s conventional reading rooms, which are located within the SEC’s Headquarters Office at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of these rooms by calling the SEC at (202) 942-8088. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

AllianceBernstein and Holding maintain an Internet site (http://www.alliancebernstein.com). The portion of the site at “Investor & Media Relations” and “Reports & SEC Filings” contains links to both companies’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 beneficial ownership reports on Forms 3, 4 and 5, registration statements on Form S-8, proxy statements and amendments to such filings. These reports are available through the site free of charge as soon as reasonably practicable after such material is filed with, or furnished to, the SEC.

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

Business-related Risks

Our ability to retain clients and increase our AUM depends, in part, on our absolute and relative investment performance. Some of our core equity services continued to underperform during 2012. Poor investment performance may lead to an additional loss of clients and a decline in AUM and revenues, and could lead to further downgrades in our credit ratings and a reduced ability to access credit on reasonable terms.

Our ability to achieve investment returns for clients that meet or exceed investment returns for comparable asset classes and competing investment services is a key consideration when clients decide to keep their assets with us or invest additional assets, and when a prospective client is deciding whether to invest with us. Poor investment performance in some of our services, both in absolute terms and/or relative to peers and stated benchmarks, has resulted, and may continue to result, in clients withdrawing assets and in prospective clients choosing to invest with competitors. The resulting lower AUM levels have led, and may continue to lead, to lower investment management fees, including minimal or no performance-based fees; lower investment management fees have resulted, and may continue to result, in revenue declines.

Since the financial crisis of 2008, we have underperformed benchmarks in many of our services, particularly some of our core equities services. Throughout 2012, and particularly during the second quarter, numerous sources of uncertainty negatively affected the global economy, which hindered investor confidence and hampered the ability of most asset managers, including our firm, to produce returns that met client expectations. Our underperformance in certain of our core equities services during 2012 may place continued pressure on our flows during 2013 in our Institutions and Private Client channels.

In addition, our continued underperformance in certain of our core equities services may affect our credit ratings. Our access to credit on reasonable terms is partially dependent on our firm’s credit ratings. Moody’s Investors Service, Inc. (“Moody’s”) affirmed AllianceBernstein’s long-term senior debt rating during 2012 while Standard & Poor’s Ratings Service (“S&P”) downgraded the company’s long-term rating from AA- to A+ in June 2012.  Each rating agency maintains a “negative” outlook primarily due to concerns over continued outflows and weak investment performance in large cap equities. S&P, in its June 2012 press release, cited factors that could result in a future downgrade of our firm’s long-term rating, including continued net outflows as a result of lagging investment performance in equities, particularly if the outflows lead to a less favorable asset mix and a deterioration of the firm’s AUM and profitability. Moody’s, in its latest ratings analysis, also cited factors that could result in a downgrade to our firm’s long-term rating, including material net outflows for several quarters, a decline in average AUM to below $375 billion and a leverage ratio (debt/EBITDA) greater than 1.5.  A downgrade to our credit ratings is likely to increase our borrowing costs and limit our access to the capital markets.

Volatility in and disruption of the global capital and credit markets and adverse changes in the global economy are likely to significantly affect our AUM; any significant reduction in our AUM can have a material adverse effect on our results of operations and business prospects.

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

Throughout 2012, and particularly during the second quarter, the capital and credit markets continued to experience volatility and disruption worldwide as concerns over European sovereign debt and the effect of the U.S. fiscal cliff (which, during the first quarter of 2013, has shifted to concerns regarding the debt ceiling debate), and signs of slowing growth in emerging markets, particularly China, created market volatility that negatively affected investment performance. These conditions, combined with net outflows in our Institutions and Private Client channels, resulted in significant decreases in our investment advisory and services fees. Future disruption of the capital and credit markets could result in further net outflows, which could severely impact our results of operations and financial condition. If we are unable to obtain funds and/or financing, we may be forced to incur unanticipated costs or revise our strategic plans, which could have a material adverse effect on our financial condition, results of operations and business prospects.

The amount and mix of our AUM are subject to significant fluctuations, which may adversely affect our fee levels and results of operations; our fee levels also could be negatively affected by regulatory initiatives, court decisions and competitive considerations, which may adversely affect our results of operations.

Fluctuations in the amount and mix of our AUM may be attributable in part to conditions outside of our control that have had, and in the future may have, a negative effect on our revenues and income. We derive substantially all of our revenues and income from providing investment research and management and related services, so a decrease in the level of our AUM, whether resulting from poor investment performance, client outflows or other factors, adversely affects our revenues and income.

During the past several years, there has been a shift from active equity services towards fixed income services and passive services, which has resulted, and may continue to result, in a corresponding decline in our revenues and income because we generally earn higher fees from assets invested in our active equity services than in our fixed income services or passive services. A shift from global and international services to U.S. services is likely to have a similar effect. For example, the global economic turmoil experienced during the second quarter of 2012 caused some investors to further shift their investment preferences from active equities to fixed income, passive and money market products (some of which we do not offer). This trend may continue or accelerate in the future.

Conversely, increases in interest rates, particularly if rapid, or high interest rates, as well as uncertainty pertaining to the future direction of interest rates, would be likely to decrease the total return of many bond investments due to lower market valuations of existing bonds. These factors, combined with a potential shift in investor sentiment away from fixed income investments, could have a significant adverse effect on our revenues and results of operations because, in recent years, our AUM in fixed income investments have become a larger component of our overall AUM.

In addition, we may be required to reduce our fee levels, restructure the fees we charge or adjust the services we offer to our clients because of, among other things, regulatory initiatives (whether industry-wide or specifically targeted), court decisions and competitive considerations. A reduction in fees would reduce our revenues. A reduction in revenues, without a commensurate reduction in expenses, will adversely affect our results of operations.

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

Our continued underperformance over the last few years in certain of our core equities services damaged our reputation among many clients, prospects and consultants. We are focused on delivering consistent, competitive investment performance in 2013 and, in so doing, continuing to rebuild our reputation. Failure in this endeavor, however, could have a material adverse effect on our reputation, results of operations and business prospects.

Maintaining adequate liquidity for our general business needs depends on certain factors, including operating cash flows and our access to credit on reasonable terms.

Our financial condition is dependent on our cash flow from operations, which is subject to the performance of the capital markets, our ability to maintain and grow AUM and other factors beyond our control. Our ability to issue public or private debt on reasonable terms may be limited by adverse market conditions, our profitability, our creditworthiness as perceived by lenders and changes in government regulations, including tax rates and interest rates. Furthermore, our access to credit on reasonable terms is partially dependent on our firm’s credit ratings. A downgrade to our credit ratings is likely to increase our borrowing costs and limit our access to the capital markets. If we are unable to obtain funds and/or financing, we may be forced to incur unanticipated costs or revise our strategic plans, which could have a material adverse effect on our financial condition, results of operations and business prospects.

An impairment of goodwill may occur.

As a result of increased economic uncertainty and current market dynamics, determining whether an impairment of the goodwill asset exists requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions worsen, or if we experience significant net redemptions, our AUM, revenues, profitability and unit price may be adversely affected. Although the price of a Holding Unit is just one factor in the calculation of fair value, if current Holding Unit price levels decline significantly, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. In addition, control premiums, industry earnings multiples and discount rates are impacted by economic conditions. As a result, subsequent impairment tests may occur more frequently and be based on more negative assumptions and future cash flow projections, and may result in an impairment of goodwill. An impairment may result in a material charge to our earnings. For additional information about our impairment testing, see Item 7.

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

Our ability to market our Retail Products and Services, sub-advisory services and certain other investment services is partly dependent on our access to securities firms, brokers, banks and other intermediaries. These intermediaries generally offer their clients investment products that compete with our products. In addition, certain institutional investors rely on consultants to advise them on choosing an investment adviser, and currently, some of our core equities services are not considered among the best choices by consultants. For example, in previous years a number of investment consultants advised their clients to move their assets invested with us to other investment advisers, which contributed to significant net outflows. This trend may continue. Also, our Private Client Services group relies on referrals from financial planners, registered investment advisers and other professionals. We cannot be certain that we will continue to have access to, or receive referrals from, these third parties. Loss of such access or referrals could have a material adverse effect on our results of operations and business prospects.

We may be unable to continue to attract, motivate and retain key personnel, and the cost to retain key personnel could put pressure on our operating margin.

Our business depends on our ability to attract, motivate and retain highly skilled, and often highly specialized, technical, managerial and executive personnel; there is no assurance that we will be able to do so.

The market for qualified research analysts, portfolio managers, financial advisors, traders and other professionals is extremely competitive and is characterized by frequent movement of these investment professionals among different firms. In 2012, some of our senior professionals left the firm; additional departures may occur. Portfolio managers and financial advisors often maintain strong, personal relationships with their clients so their departure has caused, and may continue to cause, us to lose client accounts, which could have a material adverse effect on our results of operations and business prospects.

If our revenues continue to decline during 2013, it will place significant added pressure on our ability to pay our employees at competitive levels. As a result, we will continue to be vigilant about scaling our cost structure (including headcount) to our revenue base. For additional information regarding our compensation practices, see "Compensation Discussion and Analysis" in Item 11.

Our operating margin may decline if we increase compensation to retain key personnel without a commensurate increase in revenues.

Performance-based fee arrangements with our clients cause greater fluctuations in our revenues.

We sometimes charge our clients performance-based fees for certain services. For these services, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve the performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired.

We are eligible to earn performance-based fees on approximately 8% of the assets we manage for institutional clients and approximately 3% of the assets we manage for private clients (in total, approximately 4% of our company-wide AUM). If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. Our performance-based fees in 2012, 2011 and 2010 were $66.6 million (including $39.6 million pertaining to winding up the PPIP fund, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7), $16.5 million and $20.5 million, respectively.

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

Acquisitions also pose the risk that any business we acquire may lose customers or employees or could underperform relative to expectations. Additionally, the acquisition of investment personnel poses the risk that we may lose the AUM we expected to manage, which could adversely affect our results of operations. Furthermore, strategic transactions may require us to increase our leverage or, if we issue AllianceBernstein Units or Holding Units to fund an acquisition, would dilute the holdings of our existing Unitholders.

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

Bernstein Research Services may use the firm’s capital to facilitate customer transactions, primarily relating to trading activities in listed options. The resulting principal positions are exposed to market risk. We seek to manage this risk both by engaging in transactions designed to hedge the market risk and by maintaining a risk platform that includes the measurement and monitoring of financial exposures and operational processes. Our ability to manage this risk may be limited, however, by adverse changes in the liquidity of the security or the hedging instrument and in the correlation of price movements between the security and the hedging instrument. Similarly, the risk monitoring and risk mitigation techniques we employ and the related judgments we make cannot anticipate every possible economic and financial circumstance and outcome. Consequently, we may incur losses, which would require us to increase our regulatory capital and could adversely affect our results of operations.

Our seed capital investments are subject to market risk. While we enter into various futures, forward and swap contracts to economically hedge certain of these investments, we also may be exposed to market risk and credit-related losses in the event of non-performance by counterparties to these derivative instruments.

We have a seed investment program for the purpose of sponsoring new products. As our new product launches have increased in recent years, so too has our use of seed capital for investment purposes. These seed capital investments are subject to market risk. Our risk management team oversees a seed hedging program that attempts to minimize this risk, subject to practical and cost considerations. Also, not all seed investments are deemed appropriate to hedge, and in those cases we are exposed to market risk. As a result, volatility in the capital markets may cause significant changes in our period-to-period financial and operating results.

We use various derivative instruments, including futures, forward and swap contracts, in conjunction with our seed hedging program.  While in most cases broad market risks are hedged, our hedges are imperfect and some market risk remains. In addition, our use of derivatives results in counterparty risk (i.e., the risk that we may be exposed to credit-related losses in the event of non-performance by counterparties to these derivative instruments), regulatory risk (e.g., short selling restrictions) and cash/synthetic basis risk (i.e., the risk that the underlying positions do not move identically to the related derivative instruments).

The individuals, counterparties or issuers on which we rely in the course of performing services for us or our clients may be unable or unwilling to honor their contractual obligations to us.

We rely on various third party counterparties and other vendors to fulfill their obligations to us, whether specified by contract, course of dealing or otherwise. Default rates, downgrades and disputes with counterparties as to the valuation of collateral increase significantly in times of market stress. Furthermore, disruptions in the financial markets and other economic challenges, like those presented by the global financial turmoil during the second quarter of 2012, may cause our counterparties and other vendors to experience significant cash flow problems or even render them insolvent, which may expose us to significant costs.

We may not accurately value the securities we hold on behalf of our clients or our company investments.

In accordance with applicable regulatory requirements, contractual obligations or client direction, we employ procedures for the pricing and valuation of securities and other positions held in client accounts or for company investments. We have established a Valuation Committee, composed of senior officers and employees, which oversees pricing controls and valuation processes. If market quotations for a security are not readily available, the Valuation Committee determines a fair value for the security.

Extraordinary volatility in financial markets, significant liquidity constraints or our failure to adequately consider one or more factors when fair valuing a security based on information with limited market observability could result in our failing to properly value securities we hold for our clients or investments accounted for on our balance sheet. Improper valuation would likely result in our basing fee calculations on inaccurate AUM figures, our striking incorrect net asset values for company-sponsored mutual funds or hedge funds or, in the case of company investments, our inaccurately calculating and reporting our financial condition and operating results. Although the overall percentage of our AUM that we fair value based on information with limited market observability is not significant, inaccurate fair value determinations can harm our clients, create regulatory issues and damage our reputation.

We may not have sufficient information to confirm or review the accuracy of valuations provided to us by underlying external managers for the funds in which certain of our alternative investment products invest.

Certain of our alternative investment services invest in funds managed by external managers (“External Managers”) rather than investing directly in securities and other instruments. As a result, our abilities will be limited with regard to (i) monitoring such investments, (ii) regularly obtaining complete, accurate and current information with respect to such investments and (iii) exercising control over such investments. Accordingly, we may not have sufficient information to confirm or review the accuracy of valuations provided to us by External Managers. In addition, we will be required to rely on External Managers’ compliance with any applicable investment guidelines and restrictions. Any failure of an External Manager to operate within such guidelines or to provide accurate information with respect to the investment could subject our alternative investment products to losses and cause damage to our reputation.

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

War, terrorist attack, political unrest in the Middle East, the Pacific Rim and elsewhere, power failure, climate change, natural disaster and rapid spread of infectious diseases could interrupt our operations by:

•	causing disruptions in global economic conditions, thereby decreasing investor confidence and making investment products generally less attractive;

•	inflicting loss of life;

•	triggering massive technology failures or delays; and

•	requiring substantial capital expenditures and operating expenses to remediate damage and restore operations.

Despite the contingency plans and facilities we have in place, including system security measures, information back-up and disaster recovery processes, our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our operations and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services we may use or third parties with which we conduct business. If a disruption occurs in one location and our employees in that location are unable to occupy our offices or communicate with or travel to other locations, our ability to conduct business with and on behalf of our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel. Furthermore, unauthorized access to our systems as a result of a security breach, the failure of our systems, or the loss of data could give rise to legal proceedings or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage our reputation.

Our operations require experienced, professional staff. Loss of a substantial number of such persons or an inability to provide properly equipped places for them to work may, by disrupting our operations, adversely affect our financial condition, results of operations and business prospects. In addition, our property and business interruption insurance may not be adequate to compensate us for all losses, failures, or breaches that may occur.

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

In addition, we could be subject to losses if we fail to properly safeguard sensitive and confidential information. As part of our normal operations, we maintain and transmit confidential information about our clients as well as proprietary information relating to our business operations. Although we take protective measures, our systems still could be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an authorized employee or vendor inadvertently or intentionally causing us to release confidential or proprietary information. Such disclosure could, among other things, allow competitors access to our proprietary business information and require significant time and expense to investigate and remediate the breach. Moreover, loss of confidential client information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenues.

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

Our obligations to clients require us to exercise skill, care and prudence in performing our services. Despite our employees being highly trained and skilled, the large number of transactions we process makes it highly likely that errors will occasionally occur. Should we make a mistake in performing our services that causes financial harm to a client, we have a duty to act promptly to put the client in the position the client would have been in had we not made the error. The occurrence of mistakes, particularly significant ones, can have a material adverse effect on our reputation, results of operations and business prospects.

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

We have procedures and controls that are designed to identify and mitigate conflicts of interest, including those designed to prevent the improper sharing of information. However, appropriately managing conflicts of interest is complex and difficult. Our reputation could be damaged and the willingness of clients to enter into transactions in which such a conflict might arise may be affected if we fail, or appear to fail, to deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions.

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

Virtually all aspects of our business are subject to federal and state laws and regulations, rules of securities regulators and exchanges, and laws and regulations in the foreign jurisdictions in which our subsidiaries conduct business. If we violate these laws or regulations, we could be subject to civil liability, criminal liability or sanction, including revocation of our and our subsidiaries’ professional licenses or registrations, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business. Any such liability or sanction could have a material adverse effect on our financial condition, results of operations, and business prospects. A regulatory proceeding, even if it does not result in a finding of wrongdoing or sanction, could require substantial expenditures of time and money.

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

We compete on the basis of a number of factors, including our array of investment services, our investment performance for our clients, innovation, reputation and price. By having a global presence, we may face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to expand. Furthermore, our underperformance in certain of our core equities services during 2012 may place continued pressure on our flows during 2013, which may make it more difficult for us to compete effectively. For additional information regarding competitive factors, see “Competition” in Item 1.

We are involved in various legal proceedings and regulatory matters and may be involved in such proceedings in the future, any one or combination of which could have a material adverse effect on our financial condition, results of operations and business prospects.

We are involved in various matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege significant damages, and we may be involved in additional matters in the future. Litigation is subject to significant uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, the litigation is in its early stages, or when the litigation is highly complex or broad in scope.

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

AllianceBernstein Units are illiquid.

There is no public trading market for AllianceBernstein Units and AllianceBernstein does not anticipate that a public trading market will ever develop. The AllianceBernstein Partnership Agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer which may cause AllianceBernstein to be classified as a “publicly traded partnership” as defined in Section 7704 of the Code shall be deemed void and shall not be recognized by AllianceBernstein. In addition, AllianceBernstein Units are subject to significant restrictions on transfer; all transfers of AllianceBernstein Units are subject to the written consent of AXA Equitable and the General Partner pursuant to the AllianceBernstein Partnership Agreement. Generally, neither AXA Equitable nor the General Partner will permit any transfer that it believes would create a risk that AllianceBernstein would be treated as a corporation for tax purposes. AXA Equitable and the General Partner have implemented a transfer program that requires a seller to locate a purchaser, and imposes annual volume restrictions on transfers. You may request a copy of the transfer program from our Corporate Secretary (corporate_secretary@alliancebernstein.com). Also, we have filed the transfer program as Exhibit 10.07 to this Form 10-K.

Changes in the partnership structure of Holding and AllianceBernstein and/or changes in the tax law governing partnerships would have significant tax ramifications.

Holding, having elected under Section 7704(g) of the Code to be subject to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business, is a “grandfathered” publicly-traded partnership (“PTP”) for federal income tax purposes. Holding is also subject to the 4.0% UBT, net of credits for UBT paid by AllianceBernstein. In order to preserve Holding’s status as a “grandfathered” PTP for federal income tax purposes, management ensures that Holding does not directly or indirectly (through AllianceBernstein) enter into a substantial new line of business. A “new line of business” includes any business that is not closely related to AllianceBernstein’s historical business of providing research and diversified investment management and related services to its clients. A new line of business is “substantial” when a partnership derives more than 15% of its gross income from, or uses more than 15% of its total assets in, the new line of business.

AllianceBernstein is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, AllianceBernstein is subject to the 4.0% UBT. Domestic corporate subsidiaries of AllianceBernstein, which are subject to federal, state and local income taxes, are generally included in the filing of a consolidated federal income tax return with separate state and local income tax returns being filed. Foreign corporate subsidiaries are generally subject to taxes in the foreign jurisdiction where they are located. As our business increasingly operates in countries other than the U.S., AllianceBernstein’s effective tax rate is expected to increase over time because our international subsidiaries are subject to corporate level taxes in the jurisdictions where they are located.

In order to preserve AllianceBernstein’s status as a private partnership for federal income tax purposes, AllianceBernstein Units must not be considered publicly traded. The AllianceBernstein Partnership Agreement provides that all transfers of AllianceBernstein Units must be approved by AXA Equitable and the General Partner; AXA Equitable and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in relevant treasury regulations. If such units were considered readily tradable, AllianceBernstein would be subject to federal and state corporate income tax on its net income. Furthermore, as noted above, should AllianceBernstein enter into a substantial new line of business, Holding, by virtue of its ownership of AllianceBernstein, would lose its status as a grandfathered PTP and would become subject to corporate income tax as set forth above.

In years prior to 2010, Congress proposed tax legislation that would cause certain PTPs to be taxed as corporations, thus subjecting their income to a higher level of income tax. Holding is a PTP that derives its income from investment management services through its ownership interest in AllianceBernstein. The legislation, in the form proposed, would not have affected Holding’s tax status. Also, this proposed legislation would not have affected AllianceBernstein because it is a private partnership.

In addition, recent decisions by members of Congress and their staffs regarding the need for fundamental tax reform and possible tax law changes to raise additional revenue have included suggestions that all large partnerships (which would include both AllianceBernstein and Holding) be taxed as corporations. However, we cannot predict whether, or in what form, tax legislation will be proposed in the future, and are unable to determine what effect any new legislation might have on us. If Holding and AllianceBernstein were to lose their federal tax status as partnerships, they would be subject to corporate income tax, which would reduce materially their net income and quarterly distributions to unitholders.

Item 1B.	Unresolved Staff Comments

Neither AllianceBernstein nor Holding has unresolved comments from the staff of the SEC to report.

Item 2.	Properties

Our principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease expiring in 2019 with options to extend to 2029 (for more information regarding this lease, see Exhibit 10.10 to this Form 10-K). At this location, we currently lease 1,033,984 square feet of space, within which we currently occupy approximately 629,472 square feet of space and have sub-let (or are seeking to sub-let) approximately 404,512 square feet of space. We also lease approximately 312,301 square feet of space at 135 West 50th Street, New York, New York under a lease expiring in 2019 with options to extend to 2029. Within our leased space at 135 West 50th Street, we currently occupy approximately 4,132 square feet of space and have sub-let (or are seeking to sub-let) approximately 308,169 square feet of space.

In addition, we lease approximately 263,083 square feet of space at One North Lexington, White Plains, New York under a lease expiring in 2021 with options to extend to 2031. At this location, we currently occupy approximately 136,687 square feet of space and have sub-let (or are seeking to sub-let) approximately 126,396 square feet of space.

AllianceBernstein Investments and AllianceBernstein Investor Services lease 92,067 square feet of space in San Antonio, Texas under a lease expiring in 2019 with options to extend to 2029.  At this location, these subsidiaries currently occupy approximately 59,004 square feet of space and have sub-let (or are seeking to sub-let) approximately 33,063 square feet of space.

We also lease space in 19 other cities in the United States.

Our subsidiaries lease space in 25 cities outside the United States, the most significant of which are in London, England under leases expiring between 2013 and 2022, and in Tokyo, Japan under a lease expiring in 2018. In London, we currently lease 110,865 square feet of space, within which we currently occupy approximately 57,567 square feet of space and have sub-let (or are seeking to sub-let) approximately 53,298 square feet of space. In Tokyo, we currently lease and occupy approximately 34,615 square feet of space.

Item 3.	Legal Proceedings

With respect to all significant litigation matters, we consider the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable, and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation. If the likelihood of a negative outcome is reasonably possible and we are able to determine an estimate of the possible loss or range of loss in excess of amounts already accrued, if any, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is often difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to inherent uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, the litigation is in its early stages, or when the litigation is highly complex or broad in scope. In such cases, we disclose that we are unable to predict the outcome or estimate a possible loss or range of loss.

During the first quarter of 2012, we received a legal letter of claim (the “Letter of Claim”) sent on behalf of a former European pension fund client, alleging that AllianceBernstein Limited (a wholly-owned subsidiary of AllianceBernstein organized in the U.K.) was negligent and failed to meet certain applicable standards of care with respect to the initial investment in and management of a £500 million portfolio of U.S. mortgage-backed securities. The alleged damages range between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. We believe that any losses to this client resulted from adverse developments in the U.S. housing and mortgage market that precipitated the financial crisis in 2008 and not any negligence or failure on our part. We believe that we have strong defenses to these claims, which are set forth in our October 12, 2012 response to the Letter of Claim, and will defend this matter vigorously. Currently, we are unable to estimate a reasonably possible range of loss because the matter remains in its early stages.

In addition to the Letter of Claim discussed immediately above, we are involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege significant damages.

In management’s opinion, an adequate accrual has been made as of December 31, 2012 to provide for any probable losses regarding any litigation matters for which we can reasonably estimate an amount of loss. It is reasonably possible that we could incur additional losses pertaining to these matters, but currently we cannot estimate any such additional losses.

Management, after consultation with legal counsel, currently believes that the outcome of any matter that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations, financial condition or liquidity. However, as any inquiry, proceeding or litigation has the element of uncertainty, management cannot determine whether further developments relating to any matter that is pending or threatened, or all of them combined, will have a material adverse effect on our results of operations, financial condition or liquidity in any future reporting period.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Holding Units and AllianceBernstein Units; Cash Distributions

Holding Units are listed on the NYSE and trade publicly under the ticker symbol “AB”.

There is no established public trading market for AllianceBernstein Units, which are subject to significant restrictions on transfer. In general, transfers of AllianceBernstein Units will be allowed only with the written consent of both AXA Equitable and the General Partner. Generally, neither AXA Equitable nor the General Partner will permit any transfer that it believes would create a risk that AllianceBernstein would be treated as a corporation for tax purposes. AXA Equitable and the General Partner have implemented a transfer program, a copy of which you may request from our Corporate Secretary (corporate_secretary@alliancebernstein.com). Also, we have filed the transfer program as Exhibit 10.07 to this Form 10-K.

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

The tables set forth below provide the distributions of Available Cash Flow made by AllianceBernstein and Holding during 2012 and 2011 and the high and low sale prices of Holding Units reflected on the NYSE composite transaction tape during 2012 and 2011:

	Quarters Ended 2012
	December 31	September 30	June 30	March 31	Total

Cash distributions per AllianceBernstein Unit(1)	$0.38	$0.41	$0.26	$0.31	$1.36
Cash distributions per Holding Unit(1)	$0.40	$0.36	$0.21	$0.26	$1.23
Holding Unit prices:
High	$18.29	$15.99	$15.84	$16.75
Low	$15.11	$11.44	$11.55	$13.01

	Quarters Ended 2011
	December 31	September 30	June 30	March 31	Total

Cash distributions per AllianceBernstein Unit(1)	$0.17	$0.32	$0.41	$0.48	$1.38
Cash distributions per Holding Unit(1)	$0.12	$0.26	$0.34	$0.42	$1.14
Holding Unit prices:
High	$15.05	$20.38	$22.75	$24.20
Low	$12.40	$13.25	$18.43	$20.48

(1)	Declared and paid during the following quarter.

On December 31, 2012, the closing price of a Holding Unit on the NYSE was $17.43 per Unit and there were 1,093 Holding Unitholders of record for approximately 70,000 beneficial owners. On December 31, 2012, there were 456 AllianceBernstein Unitholders of record, and we do not believe there are substantial additional beneficial owners.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not engage in any unregistered sales of our securities during the last three years.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During each of the third and fourth quarters of 2012, we implemented a plan to repurchase Holding Units pursuant to Rule 10b5-1 under the Exchange Act. A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. Each broker we selected has the authority under the terms and limitations specified in the plan to repurchase Holding Units on AllianceBernstein’s behalf in accordance with the terms of each plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in each plan.

The following table provides information relating to any Holding Units bought by us or one of our affiliates in the fourth quarter of the fiscal year covered by this report:

Issuer Purchases of Equity Securities

	(a) Total Number of Holding Units Purchased	(b) Average Price Paid Per Holding Unit, net of Commissions	(c) Total Number of Holding Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Holding Units that May Yet Be Purchased Under the Plans or Programs(1)

Period
10/1/12-10/31/12(1)(2)(3)	733,568	$16.03	729,109	—
11/1/12-11/30/12(1)(3)	1,136,277	16.93	1,136,165	—
12/1/12-12/31/12(1)(3)	4,269,426	17.36	1,290,011	—
Total	6,139,271	$17.12	3,155,285	—

(1)
During the fourth quarter of 2012, we purchased from employees 2,983,986 Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(2)
Between October 1, 2012 and October 24, 2012 (inclusive), we purchased 608,203 Holding Units on the open market pursuant to a Rule 10b5-1 plan, which plan was adopted on August 3, 2012 and expired on October 24, 2012, to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

(3)
Between October 26, 2012 and December 31, 2012 (inclusive), we purchased 2,547,082 Holding Units on the open market pursuant to a Rule 10b5-1 plan, which plan was adopted on October 26, 2012 and expired on February 11, 2013, to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

The following table provides information relating to any AllianceBernstein Units bought by us or one of our affiliates in the fourth quarter of the fiscal year covered by this report:

Issuer Purchases of Equity Securities

	(a) Total Number of AllianceBernstein Units Purchased	(b) Average Price Paid Per AllianceBernstein Unit, net of Commissions	(c) Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs

Period
10/1/12-10/31/12	—	$—	—	—
11/1/12-11/30/12	—	—	—	—
12/1/12-12/31/12(1)	8,200	17.79	—	—
Total	8,200	$17.79	—	—

(1)	On December 10, 2012, we purchased 8,200 AllianceBernstein Units in private transactions.

Item 6.	Selected Financial Data

AllianceBernstein Holding L.P.

Selected Financial Data

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per unit amounts)
INCOME STATEMENT DATA:
Equity in net income (loss) attributable to AllianceBernstein Unitholders	$70,807	$(65,581)	$162,217	$192,513	$278,636
Income taxes	19,722	27,687	28,059	25,324	33,910
Net income (loss)	$51,085	$(93,268)	$134,158	$167,189	$244,726
Basic net income (loss) per unit	$0.51	$(0.90)	$1.33	$1.80	$2.79
Diluted net income (loss) per unit	$0.51	$(0.90)	$1.32	$1.80	$2.79
CASH DISTRIBUTIONS PER UNIT(1)(2)(3)	$1.23	$1.14	$1.31	$1.77	$2.68
BALANCE SHEET DATA AT PERIOD END:
Total assets	$1,566,493	$1,628,984	$1,788,496	$1,800,075	$1,566,810
Partners’ capital	$1,560,082	$1,626,173	$1,787,110	$1,797,892	$1,561,523

(1)	Holding is required to distribute all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders.
(2)
The 2012 distribution excludes the impact of AllianceBernstein’s $207.0 million non-cash real estate charges recorded in the third and fourth quarters of 2012. See Note 3 to AllianceBernstein’s consolidated financial statements in Item 8 for a discussion of these charges.

(3)
The 2011 distribution excludes the impact of AllianceBernstein’s $587.1 million one-time, non-cash long-term incentive compensation charge. See Note 2 to Holding’s financial statements in Item 8 for a discussion of this charge.

AllianceBernstein L.P.

Selected Consolidated Financial Data

	Years Ended December 31,
	2012	2011(1)	2010(1)	2009(1)	2008(1)
	(in thousands, except per unit amounts and unless otherwise indicated)
INCOME STATEMENT DATA:
Revenues:
Investment advisory and services fees	$1,772,257	$1,916,419	$2,051,692	$1,920,332	$2,839,526
Bernstein research services	413,707	437,414	430,521	434,605	471,716
Distribution revenues	401,706	351,621	338,597	277,328	378,425
Dividend and interest income	21,286	21,499	22,902	26,730	91,752
Investment gains (losses)	29,202	(82,081)	(1,410)	144,447	(349,172)
Other revenues	101,801	107,569	109,803	107,848	118,436
Total revenues	2,739,959	2,752,441	2,952,105	2,911,290	3,550,683
Less: interest expense	3,222	2,550	3,548	4,411	36,524
Net revenues	2,736,737	2,749,891	2,948,557	2,906,879	3,514,159

Expenses:
Employee compensation and benefits:
Employee compensation and benefits	1,168,645	1,246,898	1,320,495	1,296,386	1,452,017
Long-term incentive compensation charge	—	587,131	—	—	—
Promotion and servicing:
Distribution-related payments	367,090	302,684	286,676	234,203	307,890
Amortization of deferred sales commissions	40,262	37,675	47,397	54,922	79,111
Other	202,191	219,197	193,822	178,070	202,749
General and administrative:
General and administrative	508,364	533,578	516,185	520,372	513,098
Real estate charges	223,038	7,235	101,698	8,276	—
Interest on borrowings	3,429	2,545	2,078	2,696	13,077
Amortization of intangible assets	21,353	21,417	21,344	21,126	20,716
Total expenses	2,534,372	2,958,360	2,489,695	2,316,051	2,588,658
Operating income (loss)	202,365	(208,469)	458,862	590,828	925,501
Non-operating income	—	—	6,760	33,657	18,728
Income (loss) before income taxes	202,365	(208,469)	465,622	624,485	944,229
Income taxes	13,764	3,098	38,523	45,977	95,803
Net income (loss)	188,601	(211,567)	427,099	578,508	848,426
Net income (loss) of consolidated entities attributable to non-controlling interests	(315)	(36,799)	(15,320)	22,381	9,186
Net income (loss) attributable to AllianceBernstein Unitholders	$188,916	$(174,768)	$442,419	$556,127	$839,240
Basic net income (loss) per AllianceBernstein Unit	$0.67	$(0.62)	$1.59	$2.07	$3.18
Diluted net income (loss) per AllianceBernstein Unit	$0.67	$(0.62)	$1.58	$2.07	$3.18
Operating margin(2)	7.4%	n/m	16.1%	19.6%	26.1%
CASH DISTRIBUTIONS PER ALLIANCEBERNSTEIN UNIT(3)(4)(5)	$1.36	$1.38	$1.58	$2.06	$3.07
BALANCE SHEET DATA AT PERIOD END:
Total assets	$8,115,050	$7,708,389	$7,580,315	$7,214,940	$8,503,459
Debt	$323,163	$444,903	$224,991	$248,987	$284,779
Total Capital	$3,803,268	$4,029,487	$4,495,356	$4,701,955	$4,486,826
ASSETS UNDER MANAGEMENT AT PERIOD END (in millions)	$430,017	$405,897	$478,019	$486,683	$448,808

(1)
Certain prior-year amounts have been reclassified to conform to our 2012 presentation. See Note 2 to AllianceBernstein’s consolidated financial statements in Item 8 for a discussion of reclassifications.

(2)	Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.
(3)	AllianceBernstein is required to distribute all of its Available Cash Flow, as defined in the AllianceBernstein Partnership Agreement, to its unitholders and the General Partner.
(4)
The 2012 distribution excludes a total of $207.0 million of non-cash real estate charges recorded in the third and fourth quarters of 2012. See Note 3 to AllianceBernstein’s consolidated financial statements in Item 8 for a discussion of these charges.

(5)
The 2011 distribution excludes the $587.1 million one-time, non-cash long-term incentive compensation charge. See Note 2 to AllianceBernstein’s consolidated financial statements in Item 8 for a discussion of this charge.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Percentage change figures are calculated using assets under management rounded to the nearest million and financial statement amounts rounded to the nearest thousand.

Executive Overview

We made significant progress in stabilizing our business in 2012, and demonstrated improvement in a number of areas of our business. In the fourth quarter, our total net flows turned positive for the first time since before the financial crisis, due to a second consecutive $5 billion-plus net inflow quarter in Retail and our first net flow positive quarter in Institutions since the first quarter of 2008. Our Fixed Income services continued to outperform their benchmarks during the fourth quarter, as did many of our core Growth and Value Equity services.

These results conclude a year during which we were successful in executing our long-term strategy to improve our investment performance, diversify our business, innovate for clients with our offerings and strengthen our financial condition. In Fixed Income, we finished 2012 with approximately 89% of our assets in strategies that outperformed their benchmarks for the three-year period. In Equities, our Global, International, Emerging Markets and U.S. Strategic Value strategies significantly outperformed their benchmarks in the fourth quarter of 2012, while Growth strategies such as U.S. Thematic, and U.S. Large and Small Cap Growth outperformed their benchmarks for the full year, and stability services such as Select U.S. Equity and Global Market Neutral beat benchmarks across multiple time periods.

Our total AUM as of December 31, 2012 were $430.0 billion, up $24.1 billion, or 5.9%, during 2012. The increase in AUM was driven by market appreciation of $38.5 billion and $16.2 billion of net inflows in the Retail channel, partially offset by net outflows of $21.6 billion and $9.0 billion in the Institutions and Private Client channels, respectively.

Institutional AUM decreased $4.1 billion, or 1.8%, to $219.8 billion during 2012. The decrease in AUM resulted from net outflows of $21.6 billion, partially offset by market appreciation of $17.6 billion. Gross sales increased $4.0 billion, or 23.2%, from $17.3 billion in 2011 to $21.3 billion in 2012. In addition, redemptions and terminations decreased $14.0 billion, or 26.4%, from $52.8 billion in 2011 to $38.8 billion in 2012. The pipeline of awarded but unfunded Institutional mandates was $8.0 billion as of year-end 2012, compared with $4.3 billion as of year-end 2011. We completed nearly 400 requests for proposals during 2012 across diverse fixed income and equity services – an 18% annual increase. Fixed Income is driving our improvement in this important business, but clients increasingly ask us about our equity, alternatives and multi-asset strategies.

Retail AUM increased $31.8 billion, or 28.2%, to $144.4 billion during 2012, resulting from net inflows of $16.2 billion and market appreciation of $15.5 billion. Gross sales increased $25.3 billion, or 81.7%, from $31.0 billion in 2011 to record annual gross sales of $56.3 billion in 2012 as a result of strong sales in Fixed Income products and significant sales increases from all geographic regions. Our strength was particularly pronounced in Asia Ex-Japan, where we won 23 awards for both performance and innovation in 2012, and where we command leading local market shares by AUM in Taiwan and Hong Kong.

Private Client AUM decreased $3.6 billion, or 5.2%, to $65.8 billion during 2012. The decrease in AUM was driven by net outflows of $9.0 billion, offset by market appreciation of $5.4 billion. Gross sales decreased $3.0 billion, or 41.5%, from $7.3 billion in 2011 to $4.3 billion in 2012. During 2012, we enhanced our fully diversified investment offering to better meet client needs by introducing Strategic Equities, a new multi-style, all-cap approach to equity investment that captures our highest conviction ideas, and providing broader client access to alternatives through a fund-of-hedge-funds registered investment company.

Bernstein Research Services revenue decreased $23.7 million, or 5.4% to $413.7 million in 2012, as a result of a significant decline in market trading volumes, partially offset by market share gains.

Our full year 2012 revenues decreased $13.2 million, or 0.5%, to $2,736.7 million in 2012. The decrease was driven by lower investment advisory base fees of $194.3 million and lower Bernstein Research Services revenue of $23.7 million, offset by investments gains in 2012 compared to losses in 2011 resulting in a positive net impact of $111.3 million, higher performance-based fees of $50.1 million and higher distribution revenues of $50.1 million. Full year 2012 operating expenses decreased $424.0 million, or 14.3% to $2,534.4 million in 2012, due to the one-time long-term incentive compensation charge of $587.1 million recorded in 2011, lower employee compensation and benefits expense of $78.3 million (excluding the compensation charge) and lower office and related expenses of $32.8 million (excluding the real estate charges), offset by higher real estate charges of $215.8 million (discussed below in this Item 7) and higher promotion and servicing expenses of $50.0 million.

Finally, we improved our firm’s operating leverage, finishing the year on schedule in executing our global real estate consolidation plan and anticipated related cost savings. With this and other firm-wide rationalization efforts, we increased our adjusted operating margin by 1.8 percentage points in 2012, to 18.8%, and achieved a second-half margin of 20.4%.

Holding

Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein Units. The Holding financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AllianceBernstein.

Results of Operations

	Years Ended December 31,			% Change
	2012	2011	2010	2012-11	2011-10
	(in thousands, except per unit amounts)
Net income (loss) attributable to AllianceBernstein Unitholders	$188,916	$(174,768)	$442,419	n/m	n/m
Weighted average equity ownership interest	37.5%	37.5%	36.7%
Equity in net income (loss) attributable to AllianceBernstein Unitholders	$70,807	$(65,581)	$162,217	n/m	n/m
Net income (loss) of Holding	$51,085	$(93,268)	$134,158	n/m	n/m
Diluted net income (loss) per Holding Unit	$0.51	$(0.90)	$1.32	n/m	n/m
Distribution per Holding Unit (1)(2)	$1.23	$1.14	$1.31	7.9%	(13.0)%

(1)
The 2012 distribution excludes the impact of AllianceBernstein’s $207.0 million non-cash real estate charges recorded in the third and fourth quarters of 2012. See the AllianceBernstein section of this  Item 7 for a discussion of these charges.

(2)
The 2011 distribution excludes the impact of AllianceBernstein’s $587.1 million one-time, non-cash long-term incentive compensation charge. See the AllianceBernstein section of this Item 7 for a discussion of this charge.

Holding had net income of $51.1 million in 2012 as compared to a net loss of $93.3 million in 2011. The change reflects higher net income attributable to AllianceBernstein Unitholders. Holding had a net loss of $93.3 million in 2011 as compared to net income of $134.2 million in 2010. The net loss in 2011 reflects the impact of AllianceBernstein’s $587.1 million one-time, non-cash long-term incentive compensation charge.

Holding’s income taxes represent a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business. Holding’s partnership gross income is derived from its interest in AllianceBernstein. Holding’s income tax is computed by multiplying certain AllianceBernstein qualifying revenues (primarily U.S. investment advisory fees and SCB LLC commissions) by Holding’s ownership interest in AllianceBernstein (adjusted for Holding Units owned by AllianceBernstein’s consolidated rabbi trust), multiplied by the 3.5% tax rate. Holding’s effective tax rate was 27.9% in 2012 compared to (42.2)% in 2011 and 17.3% in 2010. See Note 6 to Holding’s financial statements in Item 8 for a further description.

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

	Years Ended December 31,
	2012	2011	2010
	(in thousands, except per unit amounts)

AllianceBernstein non-GAAP adjustments, before taxes	$221,530	$585,242	$79,463
Income tax effect on non-GAAP adjustments	(11,573)	(23,234)	(2,066)
AllianceBernstein non-GAAP adjustments, after taxes	209,957	562,008	77,397
Holding’s weighted average equity ownership interest in AllianceBernstein	37.5%	37.5%	36.7%
Impact on Holding’s net income of AllianceBernstein non-GAAP adjustments	$78,693	$210,891	$28,378

Net income (loss) - diluted, GAAP basis	$51,085	$(93,268)	$135,798
Impact on Holding’s net income of AllianceBernstein non-GAAP adjustments	78,693	210,891	28,378
Adjusted net income - diluted	$129,778	$117,623	$164,176

Diluted net income (loss) per Holding Unit, GAAP basis	$0.51	$(0.90)	$1.32
Impact of AllianceBernstein non-GAAP adjustments	0.77	2.04	0.28
Adjusted diluted net income per Holding Unit	$1.28	$1.14	$1.60

The impact on Holding’s net income (loss) of AllianceBernstein’s non-GAAP adjustments reflects Holding’s share (based on its ownership percentage of AllianceBernstein over the applicable period) of AllianceBernstein’s non-GAAP adjustments to its net income (see Management Operating Metrics in this Item 7). These non-GAAP measures are provided in addition to, and not as substitutes for, net revenues, operating income and operating margin, and they may not be comparable to non-GAAP measures presented by other companies. Management uses both the GAAP and non-GAAP measures in evaluating our financial performance. The non-GAAP measures alone may pose limitations because they do not include all of AllianceBernstein’s revenues and expenses.

Proposed Tax Legislation

See “Risk Factors” in Item 1A.

Capital Resources and Liquidity

During the year ended December 31, 2012, net cash provided by operating activities was $99.9 million, compared to $151.4 million during the corresponding 2011 period. The decrease was primarily due to lower cash distributions received from AllianceBernstein of $57.8 million. During the year ended December 31, 2011, net cash provided by operating activities was $151.4 million, compared to $153.6 million during the corresponding 2010 period. The decrease was primarily due to lower cash distributions received from AllianceBernstein of $3.7 million.

During the years ended December 31, 2012, 2011 and 2010, net cash used in investing activities was $11.6 million, $7.2 million and $10.5 million, respectively, reflecting investments in AllianceBernstein from cash distributions paid to the AllianceBernstein consolidated rabbi trust and with proceeds from exercises of compensatory options to buy Holding Units.

During the year ended December 31, 2012, net cash used in financing activities was $88.3 million, compared to $144.2 million during the corresponding 2011 period. The decrease was primarily due to lower cash distributions paid to unitholders of $57.3 million. During the year ended December 31, 2011, net cash used in financing activities was $144.2 million, compared to $143.1 million during the corresponding 2010 period. The increase was due to lower proceeds from the exercise of compensatory options to buy Holding Units of $6.8 million, offset by lower cash distributions paid to unitholders of $5.7 million.

Management believes that the cash flow realized from its investment in AllianceBernstein will provide Holding with the resources to meet its financial obligations.

Cash Distributions

Holding is required to distribute all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders (including the General Partner). Typically in the past, Available Cash Flow has been the diluted earnings per unit for the quarter multiplied by the number of units outstanding at the end of the quarter, except when, as was the case with the compensation-related charge in the fourth quarter of 2011 and the real estate charge in the third quarter of 2012, the effects of these non-cash charges were eliminated. Starting in the third quarter of 2012, Available Cash Flow is the adjusted diluted net income per unit for the quarter multiplied by the number of units outstanding at the end of the quarter. In future periods, management anticipates that Available Cash Flow typically will be based on adjusted diluted net income per unit, unless management determines that one or more non-GAAP adjustments should not be made with respect to the Available Cash Flow calculation. See Note 2 to Holding’s financial statements in Item 8 for a description of Available Cash Flow.

Commitments and Contingencies

See Note 7 to Holding’s financial statements in Item 8.

AllianceBernstein

Assets Under Management

Assets under management by distribution channel were as follows:

	As of December 31,			% Change
	2012	2011	2010	2012-11	2011-10
	(in billions)

Institutions	$219.8	$223.9	$272.9	(1.8)%	(18.0)%
Retail	144.4	112.6	127.0	28.2	(11.4)
Private Client	65.8	69.4	78.1	(5.2)	(11.1)
Total	$430.0	$405.9	$478.0	5.9	(15.1)

Assets under management by investment service were as follows:

	As of December 31,			% Change
	2012	2011	2010	2012-11	2011-10
	(in billions)
Equity
Value:
U.S.	$19.0	$25.2	$37.8	(24.6)%	(33.5)%
Global and International	38.1	55.6	106.5	(31.5)	(47.8)
	57.1	80.8	144.3	(29.3)	(44.0)
Growth:
U.S.	21.6	21.8	30.3	(1.4)	(28.0)
Global and International	17.8	22.4	44.0	(20.2)	(49.1)
	39.4	44.2	74.3	(10.9)	(40.5)
Total Equity	96.5	125.0	218.6	(22.8)	(42.8)
Fixed Income:
U.S.	133.5	127.4	119.0	4.8	7.0
Global and International	122.1	90.2	87.2	35.3	3.5
	255.6	217.6	206.2	17.5	5.5
Other(1):
U.S.	33.1	29.6	28.7	11.7	3.2
Global and International	44.8	33.7	24.5	33.2	37.6
	77.9	63.3	53.2	23.1	19.1
Total:
U.S.	207.2	204.0	215.8	1.5	(5.5)
Global and International	222.8	201.9	262.2	10.4	(23.0)
Total	$430.0	$405.9	$478.0	5.9	(15.1)

(1)	Includes index, structured, asset allocation services and certain other alternative investments.

Changes in assets under management during 2012 and 2011 were as follows:

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other (1)	Total
			(in billions)

Balance as of December 31, 2011	$223.9	$112.6	$69.4	$405.9	$80.8	$44.2	$217.6	$63.3	$405.9
Long-term flows:
Sales/new accounts	21.3	56.3	4.3	81.9	5.2	5.0	62.4	9.3	81.9
Redemptions/terminations	(38.8)	(33.0)	(10.9)	(82.7)	(32.0)	(14.3)	(33.8)	(2.6)	(82.7)
Cash flow/unreinvested dividends	(4.1)	(7.1)	(2.4)	(13.6)	(5.7)	(1.6)	(6.0)	(0.3)	(13.6)
Net long-term (outflows) inflows	(21.6)	16.2	(9.0)	(14.4)	(32.5)	(10.9)	22.6	6.4	(14.4)
Transfers	(0.1)	0.1	—	—	—	—	—	—	—
Market appreciation	17.6	15.5	5.4	38.5	8.8	6.1	15.4	8.2	38.5
Net change	(4.1)	31.8	(3.6)	24.1	(23.7)	(4.8)	38.0	14.6	24.1
Balance as of December 31, 2012	$219.8	$144.4	$65.8	$430.0	$57.1	$39.4	$255.6	$77.9	$430.0

	Distribution Channel				Investment Service
	Institutions	Retail	Private Client	Total	Value Equity	Growth Equity	Fixed Income	Other (1)	Total
			(in billions)

Balance as of December 31, 2010	$272.9	$127.0	$78.1	$478.0	$144.3	$74.3	$206.2	$53.2	$478.0
Long-term flows:
Sales/new accounts	17.3	31.0	7.3	55.6	6.5	5.2	31.4	12.5	55.6
Redemptions/terminations	(52.8)	(34.8)	(9.5)	(97.1)	(43.3)	(24.7)	(27.8)	(1.3)	(97.1)
Cash flow/unreinvested dividends	(9.3)	(7.1)	(4.6)	(21.0)	(13.1)	(6.3)	(0.4)	(1.2)	(21.0)
Net long-term (outflows) inflows	(44.8)	(10.9)	(6.8)	(62.5)	(49.9)	(25.8)	3.2	10.0	(62.5)
Transfers	0.1	—	(0.1)	—	—	—	—	—	—
Acquisitions	1.1	0.2	0.1	1.4	—	1.2	0.2	—	1.4
Market (depreciation) appreciation	(5.4)	(3.7)	(1.9)	(11.0)	(13.6)	(5.5)	8.0	0.1	(11.0)
Net change	(49.0)	(14.4)	(8.7)	(72.1)	(63.5)	(30.1)	11.4	10.1	(72.1)
Balance as of December 31, 2011	$223.9	$112.6	$69.4	$405.9	$80.8	$44.2	$217.6	$63.3	$405.9

(1)	Includes index, structured, asset allocation services and certain other alternative investments.

Average assets under management by distribution channel and investment service were as follows:

	Years Ended December 31,			% Change
	2012	2011	2010	2012-11	2011-10
	(in billions)
Distribution Channel:
Institutions	$218.9	$252.6	$277.1	(13.3)%	(8.8)%
Retail	128.2	124.0	122.8	3.4	1.0
Private Client	68.9	75.3	74.7	(8.6)	0.9
Total	$416.0	$451.9	$474.6	(8.0)	(4.8)

Investment Service:
Value Equity	$69.5	$117.2	$153.5	(40.7)%	(23.6)%
Growth Equity	41.1	61.0	81.3	(32.6)	(25.0)
Fixed Income	235.2	214.0	198.9	9.9	7.6
Other(1)	70.2	59.7	40.9	17.7	46.0
Total	$416.0	$451.9	$474.6	(8.0)	(4.8)

(1)	Includes index, structured, asset allocation services and certain other alternative investments.

Our Institutions AUM decreased $4.1 billion to $219.8 billion, resulting in average AUM of $218.9 billion for 2012. The $4.1 billion decline in AUM during 2012 was primarily due to $21.6 billion of net outflows (consisting of net outflows of $31.8 billion in Value and Growth Equity services, offset by net inflows of $8.2 billion and $2.0 billion in Fixed Income services and Other services, respectively), offset by market appreciation of $17.6 billion. During 2011, Institutional AUM decreased $49.0 billion to $223.9 billion, resulting in average AUM of $252.6 billion for 2011. The $49.0 billion decrease in AUM during 2011 was primarily due to $44.8 billion of net outflows (consisting of net outflows of $54.5 billion in Value and Growth Equity services, partly offset by net inflows of $9.7 billion in Fixed Income services and Other services) and market depreciation of $5.4 billion.

Our Retail AUM increased $31.8 billion to $144.4 billion, resulting in average AUM of $128.2 billion for 2012. The $31.8 billion increase in AUM during 2012 was primarily due to $16.2 billion of net inflows (consisting of net inflows of $18.5 billion and $4.2 billion in Fixed Income services and Other services, respectively, offset by outflows of $6.5 billion in Value and Growth Equity services) and market appreciation of $15.5 billion. During 2011, Retail AUM decreased $14.4 billion to $112.6 billion, resulting in average AUM of $124.0 billion for 2011. The $14.4 billion decrease in AUM during 2011 was primarily due to $10.9 billion of net outflows (consisting of net outflows of $14.2 billion in Value and Growth Equity services, offset by net inflows of $3.3 billion in Fixed Income services and Other services) and market depreciation of $3.7 billion.

Our Private Client AUM decreased $3.6 billion to $65.8 billion, resulting in average AUM of $68.9 billion for 2012. The $3.6 billion decrease in AUM during 2012 was due to $9.0 billion of net outflows (consisting of net outflows of $5.2 billion in Value and Growth Equity services and $4.0 billion in Fixed Income services, offset by inflows of $0.2 billion in Other services), offset by market appreciation of $5.4 billion. During 2011, Private Client AUM decreased $8.7 billion to $69.4 billion, resulting in average AUM of $75.3 billion. The $8.7 billion decrease in AUM during 2011 was due to $6.8 billion of net outflows (consisting of net outflows within all services, except Other services) and market depreciation of $1.9 billion.

Absolute investment composite returns, net of fees, and relative performance compared to benchmarks for certain representative Institutional (except as otherwise indicated) Value, Growth, Blend and Fixed Income services were as follows for the years ended December 31:

	2012	2011	2010

Global High Income (fixed income)
Absolute return	18.4%	2.0%	17.7%
Relative return (vs. 33% Barclays High Yield, 33% JPM EMBI Global and 33% JPM GBI-EM)	0.2	(0.3)	4.2
Global Fixed Income (fixed income)
Absolute return	3.9	12.1	6.8
Relative return (vs. CITI WLD GV BD-USD/JPM GLBL BD )	2.2	5.7	1.6
Intermediate Municipal Bonds (fixed income) (Private Client composite)
Absolute return	3.4	7.2	2.9
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	(0.3)	0.8	0.9
U.S. Strategic Core Plus (fixed income)
Absolute return	5.9	7.1	9.5
Relative return (vs. Barclays U.S. Aggregate)	1.7	(0.7)	2.9
Emerging Market Debt (fixed income)
Absolute return	20.5	6.0	14.7
Relative return (vs. JPM EMBI Global/JPM EMBI)	2.0	(2.5)	2.7
Global Plus (fixed income)
Absolute return	5.2	6.2	8.3
Relative return (vs. Barclays Global Aggregate)	0.9	0.6	2.8
Emerging Markets Value
Absolute return	14.7	(23.3)	15.2
Relative return (vs. MSCI EM Index)	(3.5)	(4.9)	(3.7)
Global Value
Absolute return	13.9	(15.8)	6.5
Relative return (vs. MSCI World Index)	(1.9)	(10.3)	(5.3)
International Value
Absolute return	12.9	(18.6)	3.4
Relative return (vs. MSCI EAFE Index)	(4.4)	(6.5)	(4.4)
U.S. Small & Mid Cap Value
Absolute return	18.6	(8.1)	26.1
Relative return (vs. Russell 2500 Value Index)	(0.6)	(4.8)	1.3
U.S. Strategic Value
Absolute return	13.3	(7.6)	11.3
Relative return (vs. Russell 1000 Value Index)	(4.2)	(8.0)	(4.2)
U.S. Small Cap Growth
Absolute return	14.9	4.4	37.1
Relative return (vs. Russell 2000 Growth Index)	0.3	7.3	8.0
U.S. Large Cap Growth
Absolute return	15.9	(2.3)	9.8
Relative return (vs. Russell 1000 Growth Index)	0.6	(4.9)	(6.9)
U.S. Strategic Growth (Private Client composite)
Absolute return	15.2	(4.3)	7.4
Relative return (vs. S&P 500 Index)	(0.8)	(6.4)	(7.7)
Select U.S. Equity
Absolute return	16.2	3.8	19.8
Relative return (vs. S&P 500 Index)	0.2	1.7	4.7
International Style Blend – Developed
Absolute return	15.6	(17.7)	3.1
Relative return (vs. MSCI EAFE Index)	(1.7)	(5.6)	(4.7)

Our Fixed Income services generally outperformed their benchmarks in 2012. Numerous sources of uncertainty adversely affected the global economy throughout the year, but risk aversion eased in the second half of the year, due to monetary-policy actions and improving perceptions regarding sovereign-debt crises in Europe, fiscal policies in the U.S. and growth in China. Sector and security selection were generally the biggest drivers of our outperformance. Non-government bond exposures, particularly corporate bonds, contributed to positive returns in our U.S. taxable and global multi-sector portfolios.

Our U.S. and Global value services outperformed their benchmarks for the three-month period ending December 31, 2012, but mostly lagged for the full year. In contrast, our U.S. large and small cap growth services lagged somewhat in the fourth quarter, but finished ahead of their benchmarks for the full year. We attribute this performance pattern to our services’ adherence to their core investment disciplines. Long-term value characteristics, such as inexpensive cash flows, came back into favor late in 2012 after a long period in which more short-term oriented equity markets had not rewarded these characteristics. Long-term growth characteristics, such as underappreciated growth potential, underperformed in the fourth quarter. Our core research approach has not wavered; we believe that staying true to our investment disciplines is in our clients’ best interests over the long term.

Consolidated Results of Operations

	Years Ended December 31,			% Change
	2012	2011	2010	2012-11	2011-10
	(in millions, except per unit amounts)

Net revenues	$2,736.7	$2,749.9	$2,948.6	(0.5)%	(6.7)%
Expenses	2,534.4	2,958.4	2,489.7	(14.3)	18.8
Operating income (loss)	202.3	(208.5)	458.9	n/m	n/m
Non-operating income	—	—	6.7	—	(100.0)
Income (loss) before income taxes	202.3	(208.5)	465.6	n/m	n/m
Income taxes	13.7	3.1	38.5	344.3	(92.0)
Net income (loss)	188.6	(211.6)	427.1	n/m	n/m
Net income (loss) of consolidated entities attributable to non-controlling interests	(0.3)	(36.8)	(15.3)	(99.1)	140.2
Net income (loss) attributable to AllianceBernstein Unitholders	$188.9	$(174.8)	$442.4	n/m	n/m
Diluted net income (loss) per AllianceBernstein Unit	$0.67	$(0.62)	$1.58	n/m	n/m
Distributions per AllianceBernstein Unit(1)(2)	$1.36	$1.38	$1.58	(1.4)	(12.7)
Operating margin(3)	7.4%	n/m	16.1%

(1)	The 2012 distribution excludes the impact of $207.0 million of non-cash real estate charges recorded in the third and fourth quarters of 2012.
(2)	The 2011 distribution excludes the impact of the $587.1 million one-time, non-cash long-term incentive compensation charge.
(3)	Operating income excluding net (loss) income attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AllianceBernstein unitholders for the year ended December 31, 2012 was $188.9 million, as compared to net loss attributable to AllianceBernstein unitholders of $174.8 million for the year ended December 31, 2011. The change was primarily due to (in millions):

Higher real estate charges	$(215.8)
Lower base advisory fees	(194.3)
Lower Bernstein Research Services revenues	(23.7)
2011 long-term incentive compensation charge	587.1
Lower employee compensation and benefits (excluding $587.1 million compensation charge)	78.3
Higher performance-based fees	50.1
Higher long-term incentive compensation investment gains	37.0
Seed capital investment gains compared to 2011 losses	28.2
Lower other promotion and servicing expenses	17.0
Other	(0.2)
$363.7

Net loss attributable to AllianceBernstein unitholders for the year ended December 31, 2011 was $174.8 million, as compared to net income attributable to AllianceBernstein unitholders of $442.4 million for the year ended December 31, 2010. The change was primarily due to (in millions):

2011 long-term incentive compensation charge	$(587.1)
Lower investment advisory base fees	(131.3)
Long-term incentive compensation investment losses compared to 2010 gains	(47.4)
Higher other promotion and servicing expenses	(25.5)
Seed money investment losses compared to 2010 gains	(12.4)
Higher portfolio services	(9.8)
Lower real estate charges	94.5
Lower employee compensation and benefits (excluding $587.1 million compensation charge)	73.6
Lower income tax expense	35.4
2011 insurance proceeds	10.7
Other	(17.9)
$(617.2)

Real Estate Charges

Since the fourth quarter of 2008, we consistently have taken steps to reduce our cost structure, including headcount reductions, and the consolidation of office locations, in response to declines in our AUM and fee revenues.

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions commencing in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (approximately 80% of this space has been sublet) and largely consolidate our New York-based employees into two office locations from three. We recorded pre-tax real estate charges of $101.7 million in 2010 that reflected the net present value of the difference between the amount of our ongoing contractual operating lease obligations for this space and our estimate of current market rental rates ($76.2 million), as well as the write-off of leasehold improvements, furniture and equipment related to this space ($25.5 million). We periodically review the assumptions and estimates we used in recording these charges.

During 2011, we recorded pre-tax real estate charges totaling $7.2 million for our office space in London, England, New York and other U.S. locations. The London charge was $8.8 million, consisting of a $5.8 million payment to the party to which the lease was assigned, as well as the write-off of $3.0 million of leasehold improvements, furniture and equipment related to the space. We also wrote off an additional $1.5 million of leasehold improvements, furniture and equipment related to the New York space and had miscellaneous charges of $0.4 million. These charges were offset by a $3.5 million credit we recorded in 2011 due to changes in estimates of our 2010 charge.

During the first six months of 2012, we recorded pre-tax real estate charges totaling $16.1 million, reflecting $8.8 million resulting from the abandonment of our leased New York City Data Center office space and $7.3 million resulting from a change in estimates relating to previously recorded real estate charges. The New York City Data Center charge consisted of the net present value of the difference between the amount of ongoing contractual operating lease obligations for this space and our estimate of current market rental rates ($7.1 million) and the write-off of leasehold improvements, furniture and equipment related to this space ($1.7 million).

During the third quarter of 2012, in an effort to further reduce our global real estate footprint, we completed a comprehensive review of our worldwide office locations and began implementing a global space consolidation plan. As a result, our intention is to sub-lease approximately 510,000 square feet of office space, over 70% of which is New York office space (in addition to the 380,000 square feet written-off in 2010), with the remainder comprised of office space in London, England, Melbourne, Australia and various U.S. locations. We expect that the actions we are taking to vacate and market space for sublease will result over time in projected non-cash real estate charges of $225 million to $250 million, with the bulk of the charges having occurred in the third and fourth quarters of 2012. These charges are in addition to the earlier non-cash real estate charges for New York City office space we recorded, and they will not affect our future quarterly distributions. We ultimately expect to realize reduced annual operating expenses of $38 million to $43 million once we have successfully subleased the vacated space. These projections are based on current market conditions and could change over time as conditions evolve. We believe implementing our global space consolidation plan will meaningfully improve our cost structure and will play an important part in positioning our firm for a stronger future.

During the third quarter of 2012, we recorded pre-tax real estate charges of $168.1 million, reflecting the net present value of the difference between the amount of our ongoing contractual operating lease obligations for this space and our estimate of current market rental rates ($131.8 million), as well as the write-off of leasehold improvements, furniture and equipment related to this space ($31.3 million), and changes in estimates relating to previously recorded real estate charges ($5.0 million).

During the fourth quarter of 2012, we recorded pre-tax real estate charges of $38.9 million, reflecting the net present value of the difference between the amount of our ongoing contractual operating lease obligations for this space and our estimate of current market rental rates ($32.0 million), as well as the write-off of leasehold improvements, furniture and equipment related to this space ($8.4 million), offset by changes in estimates relating to previously recorded real estate charges of ($1.5 million).

Long-term Incentive Compensation Charge

During the fourth quarter of 2011, we implemented changes to our employee long-term incentive compensation award program to ensure that our compensation practices are competitive, and to better align the costs of employee compensation and benefits with the company’s current year financial performance and provide employees with a higher degree of certainty that they will receive the incentive compensation they are awarded. We amended all outstanding year-end long-term incentive compensation awards of active employees (i.e., those employees who we employed as of December 31, 2011), so that employees who terminate their employment or are terminated without cause may retain their awards, subject to compliance with certain agreements and restrictive covenants set forth in the applicable award agreement, including restrictions on competition and employee and client solicitation, and a claw-back for failing to follow existing risk management policies. Most equity replacement, sign-on or similar long-term incentive compensation awards included in separate employment agreements or arrangements were not amended in 2011 to reflect these changes.

We recognize compensation expense related to equity compensation grants in the financial statements using the fair value method. Fair value of restricted Holding Unit awards is the closing price of a Holding Unit on the grant date; fair value of options is determined using the Black-Scholes option valuation model. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the required service period. Prior to the changes made to the employee long-term incentive compensation award program in the fourth quarter of 2011, an employee’s service requirement was typically the same as the delivery dates. These changes eliminated employee service requirements but did not modify delivery dates contained in the original award agreements.

As a result of these changes, we recorded a one-time, non-cash charge of $587.1 million in the fourth quarter of 2011 for all unrecognized long-term incentive compensation on the amended outstanding awards from prior years. In addition, we recorded 100% of the expense associated with our 2011 long-term incentive compensation awards of $159.9 million in the fourth quarter of 2011.

Awards granted in 2011 contained the provisions described above, as did awards granted in 2012, and we expect to include these provisions in long-term incentive compensation awards in future years. Accordingly, our annual incentive compensation expense will reflect 100% of the expense associated with the long-term incentive compensation awarded in each year. This approach to expense recognition will more closely match the economic cost of awarding long-term incentive compensation to the period in which the related service is performed.

Units Outstanding

We engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes, and purchase Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During 2012 and 2011, AllianceBernstein purchased 15.7 million and 13.5 million Holding Units for $238.0 million and $220.8 million, respectively. These amounts reflect open-market purchases of 12.3 million and 11.1 million Holding Units for $182.3 million and $192.1 million, respectively, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

Since the third quarter of 2011, we have implemented plans each quarter to repurchase Holding Units pursuant to Rule 10b5-1 under the Exchange Act. A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. Each broker we have selected has the authority under the terms and limitations specified in the plan to repurchase Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2012 did not specify an aggregate limitation and expired at the close of business on February 11, 2013. We intend to adopt additional Rule 10b5-1 plans so that we can continue to engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award programs and for other corporate purposes.

We granted to employees and Eligible Directors 12.1 million restricted Holding Unit awards (including 2.7 million granted in June 2012 to Peter Kraus, our Chief Executive Officer (see “Employee Compensation and Benefits” in this Item 7) and 8.7 million granted in January 2012 for 2011 year-end awards) and 1.7 million restricted Holding Unit awards during 2012 and 2011, respectively. To fund these awards, we allocated previously repurchased Holding Units that had been held in the consolidated rabbi trust. The 2012 and 2011 long-term incentive compensation awards allowed most employees to allocate their award between restricted Holding Units and deferred cash. As a result, 6.5 million restricted Holding Unit awards for the December 2012 awards and 8.7 million restricted Holding Unit awards for the December 2011 awards were awarded and allocated as such within the consolidated rabbi trust in January 2013 and 2012, respectively. There were approximately 17.9 million and 12.0 million unallocated Holding Units remaining in the consolidated rabbi trust as of December 31, 2012 and January 31, 2013, respectively. The balance as of January 31, 2013 also reflects repurchases and other activity during January 2013.

Cash Distributions

AllianceBernstein is required to distribute all of its Available Cash Flow, as defined in the AllianceBernstein Partnership Agreement, to its unitholders (including the General Partner). Typically in the past, Available Cash Flow has been the diluted earnings per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter, except when, as was the case with the compensation-related charge in the fourth quarter of 2011 and the real estate charge in the third quarter of 2012, the effects of the non-cash charges were eliminated. Starting in the third quarter of 2012, Available Cash Flow is the adjusted diluted net income per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. In future periods, management anticipates that Available Cash Flow typically will be based on adjusted diluted net income per unit, unless management determines that one or more non-GAAP adjustments should not be made with respect to the Available Cash Flow calculation. See Note 2 to AllianceBernstein’s consolidated financial statements contained in Item 8 for a description of Available Cash Flow.

Management Operating Metrics

We are providing the non-GAAP measures “adjusted net revenues”, “adjusted operating income” and “adjusted operating margin” because they are the principal operating metrics management uses in evaluating and comparing period-to-period operating performance and we believe they are useful to investors. Management principally uses these metrics in evaluating performance because they present a clearer picture of our operating performance, and allow management to see long-term trends without the distortion primarily caused by long-term incentive compensation-related mark-to-market adjustments, real estate consolidation charges and other adjustment items. Similarly, these management operating metrics help investors better understand the underlying trends in our results and, accordingly, we believe they provide a valuable perspective for investors.

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

	Years Ended December 31,
	2012	2011	2010
	(in thousands)

Net revenues, GAAP basis	$2,736,737	$2,749,891	$2,948,557
Exclude:
Long-term incentive compensation-related investment (gains) losses	(16,711)	20,302	(27,053)
Long-term incentive compensation-related dividends and interest	(2,245)	(4,364)	(6,513)
90% of consolidated venture capital fund investment (gains) losses	(1,118)	35,778	16,527
Distribution-related payments	(367,090)	(302,684)	(286,676)
Amortization of deferred sales commissions	(40,262)	(37,675)	(47,397)
Pass-through fees and expenses	(49,010)	(35,103)	(32,684)
Adjusted net revenues	$2,260,301	$2,426,145	$2,564,761

Operating income (loss), GAAP basis	$202,365	$(208,469)	$458,862
Exclude:
Long-term incentive compensation-related investment (gains) losses	(16,711)	20,302	(27,053)
Long-term incentive compensation-related dividends and interest	(2,245)	(4,364)	(6,513)
Long-term incentive compensation-related mark-to-market vesting expense (credit)	14,858	(19,425)	2,791
Long-term incentive compensation-related dividends and interest expense	2,590	5,054	8,540
2011 long-term incentive compensation charge	—	587,131	—
Net impact of long-term incentive compensation-related items	(1,508)	588,698	(22,235)
Insurance proceeds	—	(10,691)	—
Real estate charges	223,038	7,235	101,698
Sub-total of non-GAAP adjustments	221,530	585,242	79,463
Less: Net (loss) income of consolidated entities attributable to non-controlling interests	(315)	(36,799)	(15,320)
Adjusted operating income	$424,210	$413,572	$553,645

Adjusted operating margin	18.8%	17.0%	21.6%
Adjusted operating income for the year ended December 31, 2012 increased $10.6 million, or 2.6%, from the year ended December 31, 2011, primarily as a result of lower employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $110.1 million, lower general and administrative expenses (excluding real estate charges) of $52.0 million, higher investment gains of $37.4 million and higher performance-based fees of $32.1 million, offset by lower base advisory fees of $192.4 million and lower Bernstein Research Services revenues of $23.7 million. Adjusted operating income for the year ended December 31, 2011 decreased $140.1 million, or 25.3%, from the year ended December 31, 2010, primarily as a result of lower investment advisory fees of $136.2 million, higher seed money losses of $12.4 million, higher general and administrative expenses (excluding real estate charges) of $27.1 million and higher other promotion and servicing expenses of $23.9 million, partially offset by higher Bernstein Research Services revenues of $6.9 million and lower employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $48.0 million.

Adjusted Net Revenues

Adjusted net revenues exclude investment gains and losses and dividends and interest on long-term incentive compensation-related investments, and 90% of the investment gains and losses of our consolidated venture capital fund attributable to non-controlling interests. In addition, adjusted net revenues offset distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We believe the offset of distribution-related payments from net revenues is useful for our investors and other users of our financial statements because such presentation appropriately reflects the nature of these costs as pass-through payments to third parties who perform functions on behalf of our sponsored mutual funds and/or shareholders of these funds. Amortization of deferred sales commissions is offset against net revenues because such costs, over time, essentially offset distribution revenues earned by the company. We also exclude additional pass-through expenses we incur (primarily through our transfer agency) that are reimbursed and recorded as fees in revenues. During 2012, we offset sub-advisory payments to third parties against performance-based fees earned on the Public-Private Investment Program (“PPIP”) fund we managed. These fees have no impact on operating income, but they do have an impact on our operating margin. As such, we exclude these fees from adjusted net revenues.

Adjusted Operating Income

Adjusted operating income represents operating income on a GAAP basis excluding (1) the impact on net revenues and compensation expense of the mark-to-market gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (2) the 2011 compensation charge, (3) real estate charges, (4) insurance proceeds, and (5) the net loss or income of consolidated entities attributable to non-controlling interests.

Prior to 2009, a large proportion of employee compensation was in the form of long-term incentive compensation awards that were notionally invested in AllianceBernstein investment services and generally vested over a period of four years. AllianceBernstein has economically hedged the exposure to market movements by purchasing and holding these investments on its balance sheet. The full value of the investments’ appreciation (depreciation) is recorded within investment gains and losses on the income statement in the current period. U.S. GAAP requires the appreciation (depreciation) in the compensation liability to be expensed over the award vesting period in proportion to the vested amount of the award as part of compensation expense. This creates a timing difference between the recognition of the compensation expense and the investment gain or loss impacting operating income, which will fluctuate over the life of the award and net to zero at the end of the multi-year vesting period. Although during periods of high market volatility these timing differences have an impact on operating income and operating margin, over the life of the award any impact is ultimately offset. Because these plans are economically hedged, management believes it is useful to reflect the offset ultimately achieved from hedging the investments’ market exposure in the calculation of adjusted operating income, adjusted operating margin and adjusted diluted net income per Holding Unit, which will produce core operating results from period to period. The non-GAAP measures exclude gains and losses and dividends and interest on long-term incentive compensation-related investments included in revenues and compensation expense, thus eliminating the timing differences created by different treatment under U.S. GAAP of the market movement on the expense and the investments. In the fourth quarter of 2011, we implemented changes to our employee long-term incentive compensation award program. As a result, mark-to-market investment gains or losses recognized in compensation expense will closely approximate mark-to-market investment gains and losses recognized in revenues.

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

Net Revenues

The following table summarizes the components of net revenues:

	Years Ended December 31,			% Change
	2012	2011	2010	2012-11	2011-10
	(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$426.0	$600.2	$745.5	(29.0)%	(19.5)%
Performance-based fees	59.3	16.0	18.7	271.1	(14.4)
	485.3	616.2	764.2	(21.2)	(19.4)
Retail:
Base fees	702.3	652.5	639.8	7.6	2.0
Performance-based fees	2.9	—	0.1	n/m	(100.0)
	705.2	652.5	639.9	8.1	2.0
Private Client:
Base fees	577.3	647.2	645.9	(10.8)	0.2
Performance-based fees	4.4	0.5	1.7	658.6	(66.8)
	581.7	647.7	647.6	(10.2)	—
Total:
Base fees	1,705.6	1,899.9	2,031.2	(10.2)	(6.5)
Performance-based fees	66.6	16.5	20.5	302.6	(19.4)
	1,772.2	1,916.4	2,051.7	(7.5)	(6.6)
Bernstein research services	413.7	437.4	430.5	(5.4)	1.6
Distribution revenues	401.7	351.6	338.6	14.2	3.8
Dividend and interest income	21.3	21.5	22.9	(1.0)	(6.1)
Investment gains (losses)	29.2	(82.1)	(1.4)	n/m	n/m
Other revenues	101.8	107.6	109.8	(5.4)	(2.0)
Total revenues	2,739.9	2,752.4	2,952.1	(0.5)	(6.8)
Less: Interest expense	3.2	2.5	3.5	26.4	(28.1)
Net revenues	$2,736.7	$2,749.9	$2,948.6	(0.5)	(6.7)

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees are generally calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is therefore affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory fees divided by average AUM) generally approximate 50 to 70 basis points for equity services, 25 to 45 basis points for fixed income services and 5 to 15 basis points for other services. As such, a shift of client assets from active equity services toward fixed income services and/or other services results in a decline in revenues just as a shift of assets toward active equity services would increase revenues.

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

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on approximately 8% of the assets we manage for institutional clients and approximately 3% of the assets we manage for private clients (in total, approximately 4% of our company-wide AUM). A majority of our hedge fund AUM is subject to high-watermarks and a significant majority of this AUM is below the high-watermarks. Accordingly, it is very unlikely we will earn performance-based fees on these hedge funds in 2013 on the AUM below high-watermarks. If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant.

Our investment advisory and services fees decreased $144.2 million, or 7.5%, in 2012, primarily due to a decrease in base fees of $194.3 million, or 10.2%, which primarily resulted from an 8.0% decrease in average AUM and a continued shift in product mix from Equities to Fixed Income and Other in our Institutional AUM, offset by a $50.1 million increase in performance-base fees. During 2012, we recorded a $39.6 million performance fee from PPIP ($18.0 million of which is payable to third party sub-advisors). Our investment advisory and services fees decreased $135.3 million, or 6.6%, in 2011, primarily due to a decrease of 4.8% in average AUM.

Institutional investment advisory and services fees decreased $130.9 million, or 21.2%, in 2012, due to a $174.2 million, or 29.0%, decrease in base fees, partly offset by a $43.3 million increase in performance-based fees (as a result of PPIP). The decrease in base fees was primarily due to a decrease in average AUM of 13.3% as well as a continued shift in product mix from Equities to Fixed Income. Average AUM for Equity services decreased 52.6% while average AUM for Fixed Income and Other products increased 7.6% and 16.6%, respectively. Institutional investment advisory and services fees decreased $148.0 million, or 19.4%, in 2011, primarily due to a decrease in average AUM of 8.8% as well as a shift in product mix from Equities to Fixed Income products. Average AUM for Equity services decreased 32.9% while average AUM for Fixed Income and Other services increased 7.1% and 63.2%, respectively.

Retail investment advisory and services fees increased $52.7 million, or 8.1%, in 2012, due to a 3.4% increase in average AUM. The increase in fees as compared to an increase in average AUM is primarily due to a shift in product mix towards long-term non-U.S. global fixed income mutual funds from long-term U.S. mutual funds and other Retail products and services, which generally have higher fees as compared to long-term U.S. mutual funds and other Retail products and services. Retail investment advisory and services fees increased $12.6 million, or 2.0%, in 2011, primarily due to a 1.0% increase in average AUM and the impact of significant net sales of long-term non-U.S. global fixed income mutual funds, which generally have higher fees as compared to long-term U.S. mutual funds.

Private Client investment advisory and services fees decreased $66.0 million, or 10.2%, in 2012, primarily as a result of a decline in base fees of $69.9 million, or 10.8%, reflecting a decrease in average billable AUM of 8.5% and the impact of a shift in product mix from Equities to Other products. Private Client investment advisory and services fees increased by $0.1 million in 2011, primarily as a result of higher base fees of $1.3 million, reflecting an increase in average billable AUM of 1.4%, offset by $1.2 million in lower performance-based fees.

Bernstein Research Services

Bernstein Research Services revenue consists principally of equity commissions received for providing equity research and brokerage-related services to institutional investors.

Revenues from Bernstein Research Services decreased $23.7 million, or 5.4%, in 2012. The decrease in 2012 was the result of a significant decline in market trading volumes, partially offset by market share gains. Revenues from Bernstein Research Services increased $6.9 million, or 1.6%, in 2011. The increase in 2011 was the result of higher trading commissions in Europe and Asia, partially offset by lower trading commissions in the U.S. During the fourth quarter of 2011, however, trading activity declined sharply, which adversely affected our sell-side revenues.

Distribution Revenues

AllianceBernstein Investments and AllianceBernstein (Luxembourg) act as distributor and/or placing agent of company-sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur. Period-over-period fluctuations of distribution revenues are typically in-line with fluctuations of the corresponding average AUM of these mutual funds.

Distribution revenues increased $50.1 million, or 14.2%, and $13.0 million, or 3.8%, in 2012 and 2011, respectively, while the corresponding average AUM of these mutual funds grew 14.6% and 8.1%, respectively. Average AUM of non B-share and non C-share mutual funds (which have lower distribution fee rates than B-share and C-share mutual funds) increased 18.3% and 12.0%, respectively, while average AUM of B-share and C-share mutual funds increased by 0.6% in 2012 and decreased by 5.9% in 2011.

During 2010, the SEC proposed a rule amendment that would significantly change and restrict the ability of U.S. mutual funds to pay distribution and servicing fees (“12b-1 fees”) to financial services firms for distributing their shares. If rules are adopted as proposed, changes in existing 12b-1 fee arrangements for a number of share classes offered by company-sponsored mutual funds would be required, which would reduce the net fund distribution revenues we receive from company-sponsored mutual funds. The impact of this rule change, which we do not anticipate being material, is dependent upon the final rules adopted by the SEC, any phase-in or grandfathering period, and any other changes made with respect to share class distribution arrangements. For additional information, see “Risk Factors” in Item 1A and “Cautions Regarding Forward-Looking Statements" in this Item 7.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, decreased $0.9 million and $0.4 million, in 2012 and 2011, respectively.

Investment Gains (Losses)

Investment gains (losses) consist of realized and unrealized investment gains or losses on: (i) employee long-term incentive compensation-related investments, (ii) investments owned by our consolidated venture capital fund, (iii) U.S. Treasury Bills, (iv) market-making in cash equities and exchange-traded options and equities, (v) seed capital investments and (vi) derivatives. Investment gains (losses) also include realized gains or losses on the sale of seed capital investments classified as available-for-sale securities and equity in earnings of proprietary investments in limited partnership hedge funds that we sponsor and manage.

Investment gains (losses) are as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)

Long-term incentive compensation-related investments
Realized gains (losses)	$1.3	$(8.3)	$(12.0)
Unrealized gains (losses)	15.4	(12.0)	39.1
Consolidated private equity fund investments
Realized gains (losses)	(17.0)	(0.8)	21.2
Unrealized gains (losses)	18.2	(39.0)	(39.6)
Seed capital investments
Realized gains (losses)	(21.1)	15.8	(6.5)
Unrealized gains (losses)	39.2	(25.8)	8.9
Brokerage-related investments
Realized gains (losses)	(4.8)	(12.4)	(13.4)
Unrealized gains (losses)	(2.0)	0.4	0.9
	$29.2	$(82.1)	$(1.4)

Realized gains or losses on long-term incentive compensation-related investments typically occur in December of each year, as well as during the first quarter, as award tranches vest and related investments are sold to provide cash for payments to employees. The unrealized gains during 2012 and 2010 reflect the favorable financial markets during those periods, while unrealized losses on employee long-term incentive compensation-related investments during 2011 reflect unfavorable financial markets.

During 2012, the publicly-traded securities held by our consolidated private equity fund incurred realized losses compared to realized gains during 2011, while the non-public investments incurred realized losses during both periods. The fund incurred unrealized mark-to-market gains relating to both its publicly-traded and non-public investments during 2012 compared to unrealized mark-to-market losses during 2011. Our consolidated private equity fund during 2011 incurred slightly higher mark-to-market losses relating to privately-held securities held by the fund, offset by slightly lower mark-to-market losses relating to publicly-traded securities. Also, 2010 reflects gains on the sale of securities.

Our seed capital investments had unrealized gains in 2012 and 2010 as compared to unrealized losses in 2011. Offsetting these gains and losses were realized losses in 2012 and 2010 as compared to realized gains in 2011, on our derivatives we use to hedge our seed capital investments.

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues decreased 5.4% and 2.0% in 2012 and 2011, respectively, primarily due to lower shareholder servicing fees.

Expenses

The following table summarizes the components of expenses:

	Years Ended December 31,			% Change
	2012	2011	2010	2012-11	2011-10
	(in millions)

Employee compensation and benefits:
Employee compensation and benefits	$1,168.6	$1,246.9	$1,320.5	(6.3)%	(5.6)%
Long-term incentive compensation charge	—	587.1	—	n/m	n/m
	1,168.6	1,834.0	1,320.5	(36.3)	38.9
Promotion and servicing:
Distribution-related payments	367.1	302.7	286.7	21.3	5.6
Amortization of deferred sales commissions	40.3	37.7	47.4	6.9	(20.5)
Other	202.2	219.2	193.8	(7.8)	13.1
	609.6	559.6	527.9	8.9	6.0
General and administrative:
General and administrative	508.4	533.6	516.2	(4.7)	3.4
Real estate charges	223.0	7.2	101.7	n/m	(92.9)
	731.4	540.8	617.9	35.2	(12.5)
Interest	3.4	2.6	2.1	34.7	22.5
Amortization of intangible assets	21.4	21.4	21.3	—	0.3
Total	$2,534.4	$2,958.4	$2,489.7	(14.3)	18.8

Employee Compensation and Benefits

We had 3,318 full-time employees as of December 31, 2012 compared to 3,764 as of year-end 2011 and 4,256 as of year-end 2010. Employee compensation and benefits consist of salaries (including severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

As a result of the changes made to our long-term incentive compensation program in 2011 (discussed earlier in this Item 7), we recorded a one-time, non-cash charge of $587.1 million in the fourth quarter of 2011 for all unrecognized long-term incentive compensation on outstanding awards from prior years. In addition, we recorded 100% of the expense associated with our 2011 long-term incentive compensation awards of $159.9 million in the fourth quarter of 2011.

Compensation expense as a percentage of net revenues was 42.7%, 45.3% (excluding the one-time, non-cash charge) and 44.8% for the years ended December 31, 2012, 2011 and 2010, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s financial performance. Amounts are awarded to help us achieve our key compensation goals of attracting, motivating and retaining top talent, by providing awards for the past year’s performance and providing incentives for future performance, while also helping ensure that our firm’s unitholders receive an appropriate return on their investment. Senior management, with the approval of the Compensation Committee of the Board (“Compensation Committee”), confirmed that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 7), less revenues associated with acquisitions in 2010 and 2011 to implement strategic product initiatives (applicable to 2011 adjusted compensation ratio only). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals, and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expenses, associated with employee long-term incentive compensation-related investments and total compensation and certain amortization of equity-based awards of personnel related to acquisitions in 2010 and 2011 to implement strategic product initiatives (applicable to 2011 adjusted compensation ratio only). Senior management, with the approval of the Compensation Committee, also established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted net revenues were 49.8%, 50.3% and 49.7%, respectively, for the years ended December 31, 2012, 2011 and 2010.

During June 2012, Peter S. Kraus, the General Partner, AllianceBernstein and Holding entered into an agreement (the “Extended Employment Agreement”) pursuant to which Mr. Kraus will continue to serve as Chairman of the Board of the General Partner and Chief Executive Officer of the General Partner, AllianceBernstein and Holding from January 3, 2014, the date following the end of the term of his existing employment agreement, until January 2, 2019 (the “Extended Employment Term”), unless the Extended Employment Agreement is terminated in accordance with its terms. In connection with the signing of the Extended Employment Agreement, Mr. Kraus was granted 2,722,052 restricted Holding Units, vesting ratably over the Extended Employment Term. Under U.S. GAAP, the compensation expense for the Holding Unit award under the Extended Employment Agreement of $33.1 million (based on the $12.17 grant date Holding Unit price) must be amortized on a straight-line basis over 6.5 years, beginning on the grant date. As a result, even though Mr. Kraus will not receive any incremental cash compensation or cash distributions related to the restricted Holding Unit award pursuant to the Extended Employment Agreement prior to its commencement date on January 3, 2014, we incurred $2.5 million incremental compensation expense resulting from such amortization during the second half of 2012 and will incur $5.1 million of such expense for the full year 2013.

In 2012, employee compensation and benefits expense decreased $665.4 million, or 36.3%, primarily due to the one-time compensation charge ($587.1 million) in 2011, the net impact of lower adjusted net revenues and a lower adjusted compensation ratio ($87.7 million) and compensation during 2011 of personnel related to acquisitions ($14.8 million), partially offset by higher long-term incentive compensation mark-to-market expense ($34.3 million). In 2011, employee compensation and benefit expense increased $513.5 million, or 38.9%, primarily due to the 2011 one-time compensation charge ($587.1 million) and compensation during 2011 of personnel related to acquisitions ($14.8 million), partially offset by the net impact of lower adjusted net revenues and a higher adjusted compensation ratio ($60.3 million) and lower long-term incentive compensation mark-to-market expense ($22.2 million).

Since 2009, all long-term incentive compensation awards to eligible employees, which typically vest ratably over four years, have been made in the form of restricted Holding Units or deferred cash (in 2010, deferred cash was an option available only to certain non-U.S. employees; this option was expanded to most employees in 2011 and 2012). Prior to 2009, employees receiving long-term incentive compensation awards allocated a portion of their awards to notional investments in company-sponsored investment products (primarily mutual funds). Increases in the value of the notional investments in company-sponsored investment products increase the company’s compensation liability to employees, while decreases in the value of the investments decrease the company’s liability. The company generally purchased an amount of these investments equivalent to the notional investments and held them in a consolidated rabbi trust to economically hedge its exposure to valuation changes on its future obligations. Mark-to-market gains or losses on these investments are recognized in investment gains and losses as they occur. However, prior to the changes made to the long-term incentive compensation program in 2011, the impact of cumulative mark-to-market gains or losses was recognized as increases or decreases in compensation expense ratably over the remaining vesting period. As a result, there was not a direct correlation between current period long-term incentive compensation-related investment gains or losses recognized in revenues and the amortization of cumulative mark-to-market investment gains or losses recognized in compensation expense. Although there can be significant volatility from period to period as the value of these investments change, if a participant remained employed by the company over the entire vesting period of the award, mark-to-market investment gains or losses recognized in revenues would, over that vesting period, equal mark-to-market investment gains or losses recognized in compensation expense. As a result of the 2011 changes, mark-to-market investment gains or losses recognized in compensation expense will closely approximate mark-to-market investment gains and losses recognized in net revenues.

The investment gains and losses on long-term incentive compensation-related investments recognized in net revenues as compared to the amortization of long-term incentive compensation awards notionally invested in company-sponsored investment products are as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)

Investment gains (losses)	$16.7	$(20.3)	$27.1

Amortization of awards notionally invested in company-sponsored investments products:
Original award	—	105.0	119.7
Prior periods’ mark-to-market	—	18.0	(12.0)
Current period mark-to-market	14.9	(19.4)	14.8
Total	14.9	103.6	122.5
Net operating income impact	$1.8	$(123.9)	$(95.4)

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

Promotion and servicing expenses increased $50.0 million, or 8.9%, in 2012. The increase reflects higher distribution-related payments of $64.4 million, or 21.3%, higher amortization of deferred sales commissions of $2.6 million and higher marketing and advertising costs of $2.7 million, partially offset by lower travel and entertainment of $11.4 million, lower trade execution of $5.0 million and lower transfer fees of $4.5 million all due to the prior year’s increased business activity and new product launches. Promotion and servicing expenses increased $31.7 million, or 6.0%, in 2011. The increase reflects higher distribution-related payments of $16.0 million, or 5.6%, higher travel and entertainment of $8.1 million, higher trade and execution and clearing costs of $8.1 million and higher transfer fees of $6.3 million, all attributable to increased business activity and new product launches. These increases were partially offset by a decrease in amortization of deferred sales commissions of $9.7 million. The increases in distribution-related payments in both 2012 and 2011 were generally in line with the 14.2% and 3.8% increases in distribution revenues, respectively, as well as higher broker-related distribution costs each year as compared to prior year costs.

General and Administrative

General and administrative expenses include technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses as a percentage of net revenues were 26.7% (18.6% excluding real estate charges), 19.7% (19.4% excluding real estate charges) and 21.0% (17.5% excluding real estate charges) for the years ended December 31, 2012, 2011 and 2010, respectively. General and administrative expenses increased $190.6 million, or 35.2%, in 2012, primarily due to higher real estate charges of $215.8 million, higher portfolio services expenses of $18.6 million (primarily due to PPIP sub-advisor payments) and higher legal expenses of $15.6 million (primarily due to our receipt of insurance proceeds of $10.7 million in 2011), partially offset by lower office and related expenses of $32.8 million (excluding real estate charges), lower technology expenses of $13.7 million and a cash receipt of $6.5 million in 2012 relating to the finalization of a claims processing contingency originally recorded in 2006. General and administrative expenses decreased $77.1 million, or 12.5%, in 2011, primarily due to lower real estate charges of $94.5 million, partially offset by higher portfolio services expenses of $9.8 million (including market data services and sub-advisory fees).

Income Taxes

AllianceBernstein, a private limited partnership, is not subject to federal or state corporate income taxes, but we are subject to the New York City unincorporated business tax (“UBT”). Our domestic corporate subsidiaries are subject to federal, state and local income taxes, and are generally included in the filing of a consolidated federal income tax return. Separate state and local income tax returns are also filed. Foreign corporate subsidiaries are generally subject to taxes in the jurisdictions where they are located.

Income tax expense increased $10.6 million, or 344.3%, in 2012 compared to 2011. The increase was primarily due to higher operating income in 2012 (in large part due to the 2011 compensation charge offset by the 2012 real estate charges), partially offset by the UBT tax benefit recorded in the third quarter of 2012 ($5.7 million). In the third quarter of 2012, application of the New York City tax law that sources various types of receipts from services performed by registered brokers and dealers of securities and commodities for purposes of apportioning income resulted in a reduction of our rate of tax for 2012 and to the rate of tax that we expect to pay in the future. As a result, we recognized a $5.7 million tax benefit in the third quarter of 2012 relating to our full year 2011 and nine months 2012 UBT.

Income tax expense decreased $35.4 million, or 92.0%, in 2011 compared to 2010. Prior to the fourth quarter 2011 compensation charge of $587.1 million, our estimate of our full-year 2011 effective tax rate was 7.1%. As a result of the compensation charge, as well as the immediate recognition of the 2011 long-term incentive compensation awards, we had a fourth quarter 2011 effective tax rate of 3.8% (pre-tax loss of $540.2 million and income tax benefit of $20.3 million, that resulted in a full-year 2011 pre-tax loss of $208.5 million and income tax expense of $3.1 million). The compensation charge resulted in a one-time change to the historical mix of business between AllianceBernstein, which incurs a 4.0% UBT, and its corporate subsidiaries that incur corporate level income taxes. In addition, the recorded tax benefit associated with the future deliveries of vested Holding Units was based on the current market value in most jurisdictions, which was lower than the grant price of the awards included in the compensation charge. Both contributed to us incurring tax expense of $3.1 million rather than a benefit at the full-year estimated effective tax rate of 7.1%.

Net Income (Loss) in Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests consists of limited partner interests owned by other investors representing 90% of the total limited partner interests in our consolidated venture capital fund. It also included the 50% interest owned by AXA and its subsidiaries in our consolidated joint venture in Australia through March 31, 2011, when we purchased the remaining 50% interest in the Australian joint venture for $21.4 million. In 2012, we had a $0.3 million net loss of consolidated entities attributable to non-controlling interests, due primarily to a $1.2 million net investment gain attributable to our consolidated venture capital fund (of which 90% belongs to non-controlling interests) and management fees of $1.5 million. In 2011, we had a $36.8 million net loss of consolidated entities attributable to non-controlling interests, due primarily to a $39.8 million net investment loss attributable to our consolidated venture capital fund.

Capital Resources and Liquidity

During 2012, net cash provided by operating activities was $684.0 million, compared to $578.2 million during 2011. The change was primarily due to lower net purchases of investments of $247.5 million, primarily related to broker-dealer investments and seed capital investments, and lower broker-dealer related net receivables and segregated U.S. Treasury Bills of $80.4 million, partially offset by lower cash provided by net income of $103.6 million and increases in fees receivable and deferred sales commissions. During 2011, net cash provided by operating activities was $578.2 million, compared with $830.1 million during 2010. The change was primarily due to an increase in seed investments and a decrease in accounts payable and accrued expenses.

During 2012, net cash used in investing activities was $18.3 million, compared to $76.7 million during 2011. The change was primarily due to the three acquisitions we made during 2011. In addition, our net additions to furniture, equipment and leasehold improvements decreased $19.3 million in 2012 as compared to 2011. During 2011, net cash used in investing activities was $76.7 million, compared to $33.5 million during 2010. During 2011, we made three acquisitions for $41.8 million compared to our 2010 acquisition for $14.3 million. In addition, our net additions to furniture, equipment and leasehold improvement also increased $14.8 million in 2011 as compared to 2010.

During 2012, net cash used in financing activities was $682.2 million, compared to $512.2 million during 2011. The increase reflects commercial paper net payments of $123.3 million in 2012 compared to $219.4 million of net issuances during 2011, offset by lower distributions to the General Partner and unitholders of $155.0 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears) and changes in overdrafts payable of $38.4 million. During 2011, net cash used in financing activities was $512.2 million, compared to $760.6 million during 2010. The decrease reflects net issuance of commercial paper of $219.4 million in 2011 compared to net repayment of commercial paper of $24.2 million in 2010 and lower distributions to the General Partner and unitholders of $18.6 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears), offset by changes in overdrafts payable of $53.9 million.

As of December 31, 2012, AllianceBernstein had $627.2 million of cash and cash equivalents, all of which is available for liquidity, but is comprised primarily of cash on deposit for our broker-dealers to comply with various customer clearing activities and cash held by foreign entities for which a permanent investment assertion for U.S. tax purposes is taken. If the cash held at our foreign subsidiaries of $305.4 million, which includes cash on deposit for our foreign broker-dealers, was to be repatriated to the U.S., we would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. Our intent is to permanently reinvest these earnings outside the U.S. We currently do not anticipate a liquidity need requiring a repatriation of these funds to the U.S.

Debt and Credit Facilities

As of December 31, 2012 and 2011, AllianceBernstein had $323.2 million and $444.9 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.5% and 0.2%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during 2012 and 2011 were $404.9 million and $273.6 million, respectively, with weighted average interest rates of approximately 0.4% and 0.2%, respectively.

AllianceBernstein has a $1.0 billon committed, unsecured senior revolving credit facility (the “Credit Facility”) with a group of commercial banks and other lenders, which matures on January 17, 2017. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the Credit Facility and management expects to draw on the Credit Facility from time to time. AllianceBernstein has agreed to guarantee the obligations of SCB LLC under the Credit Facility.

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. We are in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

Amounts under the Credit Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. Voluntary prepayments and commitment reductions requested by us are permitted at any time without fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the Credit Facility bear interest at a rate per annum, which will be, at our option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AllianceBernstein, plus one of the following indexes: London Interbank Offered Rate; a floating base rate; or the Federal Funds rate.

As of December 31, 2012 and 2011, we had no amounts outstanding under the Credit Facility. During 2012, we did not draw upon the Credit Facility. During 2011, $40.0 million was outstanding for one day in February (with an interest rate of 1.3%) resulting in average daily borrowings of $0.1 million under the Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200.0 million while three lines have no stated limit.

As of December 31, 2012 and 2011, we had no uncommitted bank loans outstanding. Average daily borrowings of uncommitted bank loans during 2012 and 2011 were $18.1 million and $6.4 million, respectively, with weighted average interest rates of approximately 1.3% for both years. In May 2012, AllianceBernstein was named an additional borrower under a $100.0 million SCB uncommitted line of credit. As of December 31, 2012, AllianceBernstein had no loans outstanding. During 2012, $5.0 million was outstanding for one day with an interest rate of 1.4%. In January 2013, AllianceBernstein was named an additional borrower on a second $100.0 million SCB uncommitted line of credit.

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

AllianceBernstein maintains a guarantee in connection with the $1.0 billion Credit Facility. If SCB LLC is unable to meet its obligations, AllianceBernstein will pay the obligations when due or on demand. In addition, AllianceBernstein maintains guarantees totaling $400 million for three of SCB LLC’s uncommitted lines of credit.

AllianceBernstein maintains a guarantee with a commercial bank, under which we guarantee the obligations in the ordinary course of business of SCBL. We also maintain three additional guarantees with other commercial banks, under which we guarantee approximately $430 million of obligations for SCBL. In the event SCBL is unable to meet its obligations, AllianceBernstein will pay the obligations when due or on demand.

We also have three smaller guarantees with a commercial bank totaling approximately $3 million, under which we guarantee certain obligations in the ordinary course of business of two foreign subsidiaries.

We have not been required to perform under any of the above agreements and currently have no liability in connection with these agreements.

Aggregate Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)

Commercial paper	$323.2	$323.2	$—	$—	$—
Operating leases, net of sublease commitments	1,511.1	117.1	223.4	223.3	947.3
Funding commitments	28.7	5.4	23.3	—	—
Accrued compensation and benefits	449.0	207.4	181.5	31.2	28.9
Unrecognized tax benefits	3.7	0.8	1.9	1.0	—
Total	$2,315.7	$653.9	$430.1	$255.5	$976.2

During 2009, we entered into a subscription agreement under which we committed to invest up to $35 million, as amended in 2011, in a venture capital fund over a six-year period. As of December 31, 2012, we have funded $22.8 million of this commitment.

During 2010, as general partner of the AllianceBernstein U.S. Real Estate L.P. Fund, we committed to invest $25 million in the Real Estate Fund. As of December 31, 2012, we had funded $8.7 million of this commitment.

During 2012, we entered into an investment agreement under which we committed to invest up to $8 million in an oil and gas fund over a three-year period. As of December 31, 2012, we had funded $7.8 million of this commitment.

Accrued compensation and benefits amounts in the table above exclude our accrued pension obligation. Offsetting our accrued compensation obligations are long-term incentive compensation-related investments and money market investments we funded totaling $132.9 million, which are included in our consolidated statement of financial condition. Any amounts reflected on the consolidated statement of financial condition as payables (to broker-dealers, brokerage clients and company-sponsored mutual funds) and accounts payable and accrued expenses are excluded from the table above.

We expect to make contributions to our qualified profit sharing plan of approximately $14 million in each of the next four years. We currently estimate that we will contribute $4.0 million to the Retirement Plan during 2013.

Contingencies

See Note 13 to AllianceBernstein's consolidated financial statements in Item 8 for a discussion of our commitments and contingencies.

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

Variable Interest Entities

In accordance with ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, and whether a company is obligated to absorb losses or receive benefits that could potentially be significant to the entity. The standard also requires ongoing assessments of whether a company is the primary beneficiary of a variable interest entity (“VIE”).

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

Goodwill

As of December 31, 2012, goodwill of $3.0 billion on the consolidated statement of financial condition included $2.8 billion as a result of the Bernstein Transaction and $154 million in regard to various smaller acquisitions. We have determined that AllianceBernstein has only one reporting segment and reporting unit.

We test our goodwill annually, as of September 30, for impairment. As of September 30, 2012, the impairment test indicated that goodwill was not impaired. The carrying value of goodwill is also reviewed if facts and circumstances occur that suggest possible impairment, such as significant declines in AUM, revenues, earnings or the price of a Holding Unit.

The impairment test is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of AllianceBernstein, the reporting unit, with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired and the second step of the impairment test is not performed. However, if the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit to the aggregated fair values of its individual assets and liabilities to determine the amount of impairment, if any.

As of September 30, 2012, AllianceBernstein estimated its fair value under both the market approach and income approach. The types of assumptions and methodologies used under both approaches were consistent with those used in impairment tests performed in prior periods. Under the market approach, the fair value of the reporting unit was based on its unadjusted market valuation (AllianceBernstein Units outstanding multiplied by the price of a Holding Unit) and adjusted market valuations assuming a control premium and earnings multiples. The price of a publicly-traded AllianceBernstein Holding Unit serves as a reasonable starting point for valuing an AllianceBernstein Unit because each represents the same fractional interest in our underlying business. On an unadjusted basis, AllianceBernstein’s fair value per unit as of September 30, 2012 was $15.41 (the price of a Holding Unit as of that date) as compared to its carrying value, or book value, of $14.09 per unit. Also under the market approach, we typically assume a control premium of 10% - 20% for the reporting unit, which was determined based on an analysis of control premiums for relevant recent acquisitions, as well as comparable industry earnings multiples applied to our current earnings forecast. A control premium was not needed in the analysis for fair value to exceed carrying value. Under the income approach, the fair value of the reporting unit was based on the present value of estimated future cash flows. Determining estimated fair value using a discounted cash flow valuation technique consists of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows using an estimated weighted average cost of capital of market participants to arrive at a present value amount that approximates fair value. In our tests, our discounted expected cash flow model uses management’s current five-year business plan, which factored in current market conditions and all material events that had impacted, or that we believed at the time could potentially impact, future expected cash flows and a declining annual growth rate thereafter for three years before using a terminal value growth rate. We ran multiple discounted cash flow analyses under several scenarios. We used a weighted average cost of equity ranging from 7% to 10% as the discount rate. We used a cost of equity rate, as opposed to a cost of capital, due to using net income in our expected cash flow model (as a result of generally distributing 100% of our earnings). The cost of debt is already factored into the net income projections. We used terminal value growth rates ranging from 2% to 4% and we used our business plan growth rates as a base case and at stressed levels approximately 50% lower, as a result of current economic uncertainty and market dynamics.

Management considered the results of the market approach and income approach analysis performed along with a number of other factors (including current market conditions) and has determined that AllianceBernstein’s fair value exceeded its carrying value as of September 30, 2012 by approximately 9% using the market approach (excluding any control premium), and by more than 50% using the income approach (using the most stressed scenarios). As such, no goodwill impairment existed and the second step of the goodwill impairment test was not required.

As a result of increased economic uncertainty and current market dynamics, determining whether an impairment of the goodwill asset exists requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions worsen, or if we experience significant net redemptions, our AUM, revenues, profitability and unit price may be adversely affected. Although the price of a Holding Unit is just one factor in the calculation of fair value, if current Holding Unit price levels decline significantly, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. In addition, control premiums, industry earnings multiples and discount rates are impacted by economic conditions. As a result, subsequent impairment tests may occur more frequently and be based on more negative assumptions and future cash flow projections, and may result in an impairment of goodwill. Any impairment could reduce materially the recorded amount of this asset, with a corresponding charge to our earnings.

Real Estate Charges

During 2010 and 2012, we performed comprehensive reviews of our office real estate requirements and determined to consolidate office space and sub-lease the excess office space. As a result, we recorded real estate charges that reflect the net present value of the difference between the amount of our on-going contractual lease obligations for the vacated floors and our estimate of current market rental rates for such floors. The charges we recorded were based on current assumptions at the time of the charges regarding sublease marketing periods, costs to prepare the properties to market, market rental rates, broker commissions and subtenant allowances/incentives, all of which are factors largely beyond our control. If our assumptions prove to be incorrect, we may need to record additional charges or reduce previously recorded charges.

Retirement Plan

We maintain a qualified, noncontributory, defined benefit retirement plan covering current and former employees who were employed by the company in the United States prior to October 2, 2000. Service and compensation after December 31, 2008 are not taken into account in determining participants’ retirement benefits. The amounts recognized in the consolidated financial statements related to the retirement plan are determined from actuarial valuations. Inherent in these valuations are assumptions, including expected return on plan assets, discount rates at which liabilities could be settled, rates of annual salary increases and mortality rates. The assumptions are reviewed annually and may be updated to reflect the current environment. Key assumptions are described in Note 16 to AllianceBernstein’s consolidated financial statements in Item 8. In accordance with U.S. generally accepted accounting principles, actual results that differ from those assumed are accumulated and amortized over future periods and, therefore, affect expense recognized and liabilities recorded in future periods.

In developing the expected long-term rate of return on plan assets of 8.0%, we considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class. We assumed a target allocation weighting of 50% to 70% for equity securities, 20% to 40% for debt securities, and 0% to 10% for real estate investment trusts. Exposure of the total portfolio to cash equivalents on average should not exceed 5% of the portfolio’s value on a market value basis. The plan seeks to provide a rate of return that exceeds applicable benchmarks over rolling five-year periods. The benchmark for the plan’s large cap domestic equity investment strategy is the S&P 500 Index; the small cap domestic equity investment strategy is measured against the Russell 2000 Index; the international equity investment strategy is measured against the MSCI EAFE Index; and the fixed income investment strategy is measured against the Barclays Aggregate Bond Index. The actual rates of return on plan assets were 12.5%, (9.3)% and 9.8% in 2012, 2011 and 2010, respectively. A 25 basis point adjustment, up or down, in the expected long-term rate of return on plan assets would have decreased or increased the 2012 net pension expense of $0.4 million by approximately $0.2 million.

The objective of our discount rate assumption was to reflect the rate at which our pension obligations could be effectively settled. In making this determination, we considered the timing and amount of benefits that would be payable under the plan’s lump sum option. Our methodology for selecting the discount rate as of December 31, 2012 and 2011 was to construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the year-by-year, projected benefit cash flow from the plan. The selection of the 4.4% and 5.1% discount rate as of December 31, 2012 and 2011, respectively, represents the Mercer Human Resources (“Mercer”) Bond Model (to the nearest five basis points). The discount rate as of December 31, 2011 was used in developing the 2012 net pension charge. A lower discount rate increases pension expense and the present value of benefit obligations. A 25 basis point adjustment, up or down, in the discount rate (along with a corresponding adjustment in the assumed lump sum interest rate) would have decreased or increased the 2012 net pension expense of $0.4 million by approximately $0.1 million.

Loss Contingencies

Management continuously reviews with legal counsel the status of regulatory matters and pending or threatened litigation. We evaluate the likelihood that a loss contingency exists and record a loss contingency if it is probable and reasonably estimable as of the date of the financial statements. See Note 13 to AllianceBernstein’s consolidated financial statements in Item 8.

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

•
The possible impairment of goodwill in the future: As a result of increased economic uncertainty and current market dynamics, determining whether an impairment of the goodwill asset exists requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions worsen, or if we experience significant net redemptions, our AUM, revenues, profitability and unit price may be adversely affected. Although the price of a Holding Unit is just one factor in the calculation of fair value, if current Holding Unit price levels decline significantly, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. As a result, subsequent impairment tests may occur more frequently and be based on more negative assumptions and future cash flow projections, and may result in an impairment of goodwill. Any impairment could reduce materially the recorded amount of this asset, with a corresponding charge to our earnings.

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

•
Our belief that our global space consolidation plan will be effective in meaningfully improving our cost structure and helping  position our firm for a stronger future: Any charges we record and our estimates of reduced occupancy expenses in future years are based on our current assumptions regarding sublease marketing periods, costs to prepare the properties to market, market rental rates, broker commissions and subtenant allowances/incentives, all of which are factors largely beyond our control.  If our assumptions prove to be incorrect, we may be forced to record an additional charge and/or our estimated occupancy cost reduction may be less than we currently project.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Holding

Market Risk, Risk Management and Derivative Financial Instruments

Holding’s sole investment is AllianceBernstein Units. Holding did not own, nor was it a party to, any derivative financial instruments during the years ended December 31, 2012, 2011 and 2010.

AllianceBernstein

Market Risk, Risk Management and Derivative Financial Instruments

AllianceBernstein’s investments consist of trading and available-for-sale investments, and other investments. Trading and available-for-sale investments include United States Treasury Bills, mutual funds, exchange-traded options and various separately-managed portfolios consisting of equity and fixed income securities. Trading investments are purchased for short-term investment, principally to fund liabilities related to long-term incentive compensation plans and to seed new investment services. Although available-for-sale investments are purchased for long-term investment, the portfolio strategy considers them available-for-sale from time to time due to changes in market interest rates, equity prices and other relevant factors. Other investments include investments in hedge funds sponsored by AllianceBernstein, our consolidated venture capital fund and other private equity investment vehicles.

We enter into various futures, forwards and swaps to economically hedge our seed capital investments. In addition, we have currency forwards that economically hedge certain cash accounts. We do not hold any derivatives designated in a formal hedge relationship under ASC 815-10, Derivatives and Hedging. See Note 8 to AllianceBernstein's consolidated financial statements in Item 8.

Trading and Non-Trading Market Risk Sensitive Instruments

Investments with Interest Rate Risk—Fair Value

The table below provides our potential exposure with respect to our fixed income investments, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing as of December 31, 2012 and 2011. Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent our view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of our investments in fixed income mutual funds and fixed income hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2012		2011
	Fair Value	Effect of +100 Basis Point Change	Fair Value	Effect of +100 Basis Point Change
	(in thousands)
Fixed Income Investments:
Trading	$206,998	$(10,412)	$171,691	$(8,464)
Available-for-sale and other investments	6,296	(317)	6,983	(344)

Investments with Equity Price Risk—Fair Value

Our investments also include investments in equity securities, mutual funds and hedge funds. The following table provides our potential exposure with respect to our equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing as of December 31, 2012 and 2011. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent our view of future market changes. While these fair value measurements provide a representation of equity price sensitivity of our investments in equity securities, mutual funds and hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2012		2011
	Fair Value	Effect of -10% Equity Price Change	Fair Value	Effect of -10% Equity Price Change
	(in thousands)
Equity Investments:
Trading	$268,541	$(26,854)	$339,308	$(33,931)
Available-for-sale and other investments	250,666	(25,067)	277,312	(27,731)

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of
AllianceBernstein Holding L.P.:

In our opinion, the accompanying statements of financial condition and the related statements of income, comprehensive income, changes in partners’ capital and cash flows present fairly, in all material respects, the financial position of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, AllianceBernstein Holding maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AllianceBernstein Holding’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on AllianceBernstein Holding’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 12, 2013

AllianceBernstein Holding L.P.

Statements of Financial Condition

	December 31,
	2012	2011
	(in thousands, except unit amounts)
ASSETS
Investment in AllianceBernstein	$1,560,536	$1,627,912
Other assets	5,957	1,072
Total assets	$1,566,493	$1,628,984
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Due to AllianceBernstein	$6,053	$2,453
Other liabilities	358	358
Total liabilities	6,411	2,811
Commitments and contingencies (See Note 7)
Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,369	1,416
Limited partners: 105,073,342 limited partnership units issued and outstanding	1,723,172	1,760,388
Holding Units held by AllianceBernstein to fund long-term incentive compensation plans	(146,258)	(121,186)
Accumulated other comprehensive income (loss)	(18,201)	(14,445)
Total partners’ capital	1,560,082	1,626,173
Total liabilities and partners’ capital	$1,566,493	$1,628,984

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Income

	Years Ended December 31,
	2012	2011	2010
	(in thousands, except per unit amounts)

Equity in net income (loss) attributable to AllianceBernstein Unitholders	$70,807	$(65,581)	$162,217

Income taxes	19,722	27,687	28,059

Net income (loss)	$51,085	$(93,268)	$134,158

Net income (loss) per unit:
Basic	$0.51	$(0.90)	$1.33
Diluted	$0.51	$(0.90)	$1.32

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Comprehensive Income

	Years Ended December 31,
	2012	2011	2010
	(in thousands)

Net income (loss)	$51,085	$(93,268)	$134,158
Other comprehensive income (loss):
Foreign currency translation adjustments	(453)	3,510	96
Income tax benefit (expense)	296	(531)	(243)
Foreign currency translation adjustments, net of tax	(157)	2,979	(147)
Unrealized gains on investments:
Unrealized gains arising during period	516	73	257
Less: reclassification adjustments for gains (losses) included in net income	17	(13)	19
Changes in unrealized gains on investments	499	86	238
Income tax (expense) benefit	(242)	62	(99)
Unrealized gains on investments, net of tax	257	148	139
Changes in employee benefit related items:
Amortization of transition asset	(54)	(53)	(49)
Amortization of prior service cost	40	40	(316)
Recognized actuarial loss (gain)	(3,792)	(5,791)	(3,585)
Changes in employee benefit related items	(3,806)	(5,804)	(3,950)
Income tax (expense) benefit	(50)	128	46
Employee benefit related items, net of tax	(3,856)	(5,676)	(3,904)
Other comprehensive income (loss)	(3,756)	(2,549)	(3,912)
Comprehensive income (loss)	$47,329	$(95,817)	$130,246

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Changes in Partners’ Capital

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
General Partner’s Capital
Balance, beginning of year	$1,416	$1,648	$1,668
Net income (loss)	49	(88)	131
Cash distributions to unitholders	(96)	(144)	(151)
Balance, end of year	1,369	1,416	1,648
Limited Partners’ Capital
Balance, beginning of year	1,760,388	1,997,642	1,927,991
Net income (loss)	51,036	(93,180)	134,027
Cash distributions to unitholders	(88,252)	(145,552)	(151,208)
Issuance of Holding Units to fund long-term incentive compensation plan awards	—	—	78,545
Proceeds from exercise of compensatory options to buy Holding Units	—	1,478	8,287
Balance, end of year	1,723,172	1,760,388	1,997,642
Holding Units held by AllianceBernstein to fund long-term incentive compensation plans
Balance, beginning of year	(121,186)	(200,284)	(123,783)
Holding Units held by AllianceBernstein to fund long-term incentive compensation plans	(25,072)	79,098	(76,501)
Balance, end of year	(146,258)	(121,186)	(200,284)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(14,445)	(11,896)	(7,984)
Unrealized gain (loss) on investments, net of tax	256	149	139
Foreign currency translation adjustment, net of tax	(157)	2,979	(147)
Changes in employee benefit related items, net of tax	(3,855)	(5,677)	(3,904)
Balance, end of year	(18,201)	(14,445)	(11,896)
Total Partners’ Capital	$1,560,082	$1,626,173	$1,787,110

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$51,085	$(93,268)	$134,158
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net (income) loss attributable to AllianceBernstein Unitholders	(70,807)	65,581	(162,217)
Cash distributions received from AllianceBernstein	120,950	178,757	182,410
Changes in assets and liabilities:
(Increase) decrease in other assets	(4,885)	(1,072)	10
Increase (decrease) in due to AllianceBernstein	3,600	1,525	(556)
(Decrease) in other liabilities	—	(100)	(241)
Net cash provided by operating activities	99,943	151,423	153,564

Cash flows from investing activities:
Investments in AllianceBernstein from cash distributions paid to AllianceBernstein consolidated rabbi trust	(11,595)	(5,727)	(2,205)
Investments in AllianceBernstein with proceeds from exercises of compensatory options to buy Holding Units	—	(1,478)	(8,287)
Net cash used in investing activities	(11,595)	(7,205)	(10,492)

Cash flows from financing activities:
Cash distributions to unitholders	(88,348)	(145,696)	(151,359)
Proceeds from exercise of compensatory options to buy Holding Units	—	1,478	8,287
Net cash used in financing activities	(88,348)	(144,218)	(143,072)

Change in cash and cash equivalents	—	—	—
Cash and cash equivalents as of beginning of the year	—	—	—
Cash and cash equivalents as of end of the year	$—	$—	$—

Cash paid:
Income taxes	$24,606	$28,854	$28,305

Non-cash investing activities:
Issuance of Holding Units to fund long-term incentive compensation plan awards	—	—	78,545

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Notes to Financial Statements

The words “we” and “our” refer collectively to AllianceBernstein Holding L.P. (“Holding”) and AllianceBernstein L.P. and its subsidiaries (“AllianceBernstein”), or to their officers and employees. Similarly, the word “company” refers to both Holding and AllianceBernstein. Where the context requires distinguishing between Holding and AllianceBernstein, we identify which company is being discussed. Cross-references are in italics.

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

•	Bernstein Research Services—servicing institutional investors seeking high-quality research, portfolio strategy advice and brokerage-related services.

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

As of December 31, 2012, AXA, société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of December 31, 2012, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	61.0%
Holding	37.5
Unaffiliated holders	1.5
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 65.5% economic interest in AllianceBernstein as of December 31, 2012.

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

Revision

During 2012, we identified an error in the classification of our cash distributions to AllianceBernstein on unallocated Holding Units held in its consolidated rabbi trust. As such, we revised the classification of prior period amounts recorded for our cash distributions to AllianceBernstein on unallocated Holding Units held in its consolidated rabbi trust from due from AllianceBernstein to investments in AllianceBernstein in the statements of financial condition. In addition, changes in due from AllianceBernstein included in cash flows from operating activities in prior periods are now presented as additional investments in AllianceBernstein included in cash flows from investing activities. As of December 31, 2011, the cumulative impact of the revision on the investments in AllianceBernstein in the statement of financial condition was $7.9 million. The impact of the revision for 2011 and 2010 in the statements of cash flows was $5.7 million and $2.2 million, respectively. Management concluded that the error did not, individually or in the aggregate, result in a material misstatement of Holding’s financial statements for any prior period.

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

On February 12, 2013, the General Partner declared a distribution of $42.1 million, or $0.40 per unit, representing Available Cash Flow for the three months ended December 31, 2012. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each Holding Unit. The distribution is payable on March 14, 2013 to holders of record at the close of business on February 22, 2013. This distribution excludes the impact of AllianceBernstein’s non-cash real estate charge of $38.9 million recorded in the fourth quarter of 2012.

Total cash distributions per Unit paid to unitholders during 2012, 2011 and 2010 were $0.95, $1.44 and $1.51, respectively.

Long-term Incentive Compensation Plans

AllianceBernstein maintains several unfunded, non-qualified long-term incentive compensation plans under which awards of restricted Holding Units and options to buy Holding Units are granted to employees of AllianceBernstein and eligible members of the Board of Directors (“Eligible Directors”).

During the fourth quarter of 2011, AllianceBernstein implemented changes to its employee long-term incentive compensation award program to ensure that its compensation practices are competitive, and to better align the costs of employee compensation and benefits with the company’s current year financial performance and provide employees with a higher degree of certainty that they will receive the incentive compensation they are awarded. Specifically, AllianceBernstein amended all outstanding year-end long-term incentive compensation awards of active employees, so that employees who terminate their employment or are terminated without cause may retain their award, subject to compliance with certain agreements and restrictive covenants set forth in the applicable award agreement, including restrictions on competition and employee and client solicitation, and a claw-back for failing to follow existing risk management policies. Most equity replacement, sign-on or similar deferred compensation awards included in separate employment agreements or arrangements were not amended in 2011 to reflect these changes.

AllianceBernstein recognizes compensation expense related to equity compensation grants in the financial statements using the fair value method. Fair value of restricted Holding Unit awards is the closing price of a Holding Unit on the grant date; fair value of options is determined using the Black-Scholes option valuation model. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the required service period. Prior to the changes made to the employee long-term incentive compensation award program in the fourth quarter of 2011, an employee’s service requirement was typically the same as the delivery dates. These changes eliminated employee service requirements, but did not modify delivery dates contained in the original award agreements.

As a result of these changes, AllianceBernstein recorded a one-time, non-cash charge of $587.1 million in the fourth quarter of 2011 for all unrecognized long-term incentive compensation on the amended outstanding awards from prior years. In addition, upon approval and communication of the dollar value of the 2011 awards in December 2011, AllianceBernstein recorded 100% of the expense associated with its 2011 long-term incentive compensation awards of $159.9 million. In January 2012, 8.7 million restricted Holding Units held in the consolidated rabbi trust were awarded for the 2011 awards and AllianceBernstein reclassified $130.3 million of the liability to partners’ capital as equity-based awards.

Awards granted in 2012 and 2011 contained the provisions described above and we expect to include these provisions in long-term incentive compensation awards in future years. Accordingly, AllianceBernstein’s annual incentive compensation expense will reflect 100% of the expense associated with the long-term incentive compensation awarded in each year. This approach to expense recognition will more closely match the economic cost of awarding long-term incentive compensation to the period in which the related service is performed.

Grants of restricted Holding Units and options to buy Holding Units are typically awarded to Eligible Directors during the second quarter. Restricted Holding Units vest on the third anniversary of the grant date and the options become exercisable ratably over three years. These restricted Holding Units and options are not forfeitable (except if the Eligible Director is terminated for “Cause”, as that term is defined in the applicable award agreement). Due to there being no service requirement, AllianceBernstein fully expenses these awards on each grant date.

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

During 2012 and 2011, AllianceBernstein purchased 15.7 million and 13.5 million Holding Units for $238.0 million and $220.8 million, respectively. These amounts reflect open-market purchases of 12.3 million and 11.1 million Holding Units for $182.3 million and $192.1 million, respectively, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

Since the third quarter of 2011, AllianceBernstein has implemented plans each quarter to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. Each broker selected by AllianceBernstein has the authority under the terms and limitations specified in the plan to repurchase Holding Units on AllianceBernstein’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2012 does not specify an aggregate limitation and expires at the close of business on February 11, 2013. AllianceBernstein intends to adopt additional Rule 10b5-1 plans so that the firm can continue to engage in open-market purchases of Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

AllianceBernstein granted to employees and Eligible Directors 12.1 million restricted Holding Unit awards (including 2.7 million granted in June 2012 to Peter Kraus, our Chief Executive Officer, in connection with his extended employment agreement and 8.7 million granted in January 2012 for 2011 year-end awards) and 1.7 million restricted Holding Unit awards during 2012 and 2011, respectively. To fund these awards, AllianceBernstein allocated previously repurchased Holding Units that had been held in AllianceBernstein’s consolidated rabbi trust. The 2012 and 2011 long-term incentive compensation awards allowed most employees to allocate their awards between restricted Holding Units and deferred cash. As a result, 6.5 million restricted Holding Unit awards for the December 2012 awards and 8.7 million restricted Holding Unit awards for the December 2011 awards were awarded and allocated as such within the consolidated rabbi trust in January 2013 and 2012, respectively. There were approximately 17.9 million and 12.0 million unallocated Holding Units remaining in AllianceBernstein’s consolidated rabbi trust as of December 31, 2012 and January 31, 2013, respectively. The balance as of January 31, 2013 also reflects repurchases and other activity during January 2013.

New Holding Units also may be issued upon exercise of options. Proceeds received by Holding upon exercise of options are used to acquire newly-issued AllianceBernstein Units, increasing Holding’s percentage ownership interest in AllianceBernstein. As of December 31, 2012, there were 8,553,345 options to buy Holding Units outstanding, of which 4,237,915 were exercisable.

3. Net Income (Loss) Per Unit

Basic net income (loss) per unit is derived by dividing net income (loss) by the basic weighted average number of units outstanding for each year. Diluted net income (loss) per unit is derived by adjusting net income (loss) for the assumed dilutive effect of compensatory options (“Net income (loss) - diluted”) and dividing by the diluted weighted average number of units outstanding for each year.

	Years Ended December 31,
	2012	2011	2010
	(in thousands, except per unit amounts)

Net income (loss) - basic	$51,085	$(93,268)	$134,158
Additional allocation of equity in net income (loss) attributable to AllianceBernstein resulting from assumed dilutive effect of compensatory options	—	—	1,640
Net income (loss) - diluted	$51,085	$(93,268)	$135,798

Weighted average units outstanding - basic	101,067	103,288	101,162
Dilutive effect of compensatory options	1	—	1,639
Weighted average units outstanding - diluted	101,068	103,288	102,801

Basic net income (loss) per unit	$0.51	$(0.90)	$1.33
Diluted net income (loss) per unit	$0.51	$(0.90)	$1.32

As of December 31, 2012, 2011 and 2010, we excluded 8,438,902, 3,813,567 and 4,783,472 options, respectively, from the diluted net income (loss) per unit computation due to their anti-dilutive effect. Weighted average units outstanding do not include Holding’s proportional shares (37.5% in 2012, 37.5% in 2011 and 36.7% in 2010) of the Holding Units held by AllianceBernstein in its consolidated rabbi trust.

The 2012 net income per unit includes the impact of AllianceBernstein’s $223.0 million non-cash real estate charges recorded in 2012 in regard to its global space consolidation plan.

The 2011 net loss per unit includes the impact of AllianceBernstein’s one-time, non-cash long-term incentive compensation charge of $587.1 million recorded in the fourth quarter of 2011. See further discussion above in Note 2, Long-term Incentive Compensation Plans.

4. Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
	(in thousands)

Investment in AllianceBernstein as of January 1,	$1,627,912	$1,788,496
Equity in net income (loss) attributable to AllianceBernstein Unitholders	70,807	(65,581)
Changes in accumulated other comprehensive income (loss)	(3,756)	(2,549)
Cash distributions received from AllianceBernstein	(120,950)	(178,757)
Additional investments in AllianceBernstein from cash distributions paid to AllianceBernstein consolidated rabbi trust	11,595	5,727
Additional investments with proceeds from exercises of compensatory options to buy Holding Units, net	—	1,478
Change in Holding Units held by AllianceBernstein for long-term incentive compensation plans	(25,072)	79,098
Investment in AllianceBernstein as of December 31,	$1,560,536	$1,627,912

5. Units Outstanding

Changes in Holding Units outstanding for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011

Outstanding as of January 1,	105,173,342	105,086,799
Options exercised	—	86,543
Units issued	—	—
Units forfeited	—	—
Outstanding as of December 31,	105,173,342	105,173,342

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

The principal reasons for the difference between Holding’s effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31,
	2012		2011		2010
	(in thousands)

UBT statutory rate	$2,832	4.0%	$(2,623)	4.0%	$6,489	4.0%
Federal tax on partnership gross business income	19,722	27.9	27,687	(42.2)	28,059	17.3
Credit for UBT paid by AllianceBernstein	(2,832)	(4.0)	2,623	(4.0)	(6,489)	(4.0)

Income tax expense and effective tax rate	$19,722	27.9	$27,687	(42.2)	$28,059	17.3

	Years Ended December 31,			% Change
	2012	2011	2010	2012-11	2011-10
	(in thousands)

Net income (loss) attributable to AllianceBernstein Unitholders	$188,916	$(174,768)	$442,419	n/m	n/m
Multiplied by: weighted average equity ownership interest	37.5%	37.5%	36.7%
Equity in net income (loss) attributable to AllianceBernstein Unitholders	$70,807	$(65,581)	$162,217	n/m	n/m

AllianceBernstein qualifying revenues	$1,930,154	$2,082,133	$2,173,712	(7.3)%	(4.2)%
Multiplied by: weighted average equity ownership interest for calculating tax	28.7%	37.5%	36.7%
Multiplied by: federal tax	3.5%	3.5%	3.5%
Income taxes	$19,722	$27,687	$28,059	(28.8)	(1.3)

Holding’s income tax is computed by multiplying certain AllianceBernstein qualifying revenues (primarily U.S. investment advisory fees and SCB LLC commissions) by Holding’s ownership interest in AllianceBernstein, multiplied by the 3.5% tax rate. For computing the federal tax liability paid by Holding for 2011 and prior, Holding Units held by AllianceBernstein in its consolidated rabbi trust were treated as outstanding for purposes of calculating Holding’s ownership interest in AllianceBernstein. Effective with the 2012 tax year, Holding Units in AllianceBernstein’s consolidated rabbi trust will not be treated as outstanding for purposes of calculating Holding’s ownership interest in AllianceBernstein. This change resulted in a 28.7% weighted average ownership interest in 2012, as compared to a 37.5% interest in 2011. This reduction in the ownership percentage reduced Holding’s income tax expense by $6.0 million in 2012. Although Holding incurred an equity loss on its equity method holding in AllianceBernstein during 2011, Holding had income tax expense as a result of the income tax computation being based on certain AllianceBernstein revenues.

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

The effect of a tax position is recognized in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based solely on its technical merits. In making this assessment, a company must assume that the taxing authority will examine the tax position and have full knowledge of all relevant information. Accordingly, we have no liability for unrecognized tax benefits as of December 31, 2012 and 2011. A liability for unrecognized tax benefits, if required, would be recorded in income tax expense and affect the company’s effective tax rate.

We are no longer subject to federal, state and local income tax examinations by tax authorities for all years prior to 2009. Currently, there are no examinations in progress and to date we have not been notified of any future examinations by applicable taxing authorities.

7. Commitments and Contingencies

Legal and regulatory matters described below pertain to AllianceBernstein and are included here due to their potential significance to Holding’s investment in AllianceBernstein.

With respect to all significant litigation matters, we consider the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable, and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation. If the likelihood of a negative outcome is reasonably possible and we are able to determine an estimate of the possible loss or range of loss in excess of amounts already accrued, if any, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is often difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to inherent uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, the litigation is in its early stages, or when the litigation is highly complex or broad in scope. In such cases, we disclose that we are unable to predict the outcome or estimate a possible loss or range of loss.

During the first quarter of 2012, AllianceBernstein received a legal letter of claim (the “Letter of Claim”) sent on behalf of a former European pension fund client, alleging that AllianceBernstein Limited (a wholly-owned subsidiary of AllianceBernstein organized in the U.K.) was negligent and failed to meet certain applicable standards of care with respect to the initial investment in and management of a £500 million portfolio of U.S. mortgage-backed securities. The alleged damages range between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. AllianceBernstein believes that any losses to this client resulted from adverse developments in the U.S. housing and mortgage market that precipitated the financial crisis in 2008 and not any negligence or failure on its part. AllianceBernstein believes that it has strong defenses to these claims, which are set forth in AllianceBernstein’s October 12, 2012 response to the Letter of Claim, and will defend this matter vigorously. Currently, AllianceBernstein is unable to estimate a reasonably possible range of loss because the matter remains in its early stages.

In addition to the Letter of Claim, AllianceBernstein is involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege significant damages.

In the opinion of AllianceBernstein’s management, an adequate accrual has been made as of December 31, 2012 to provide for any probable losses regarding any litigation matters for which it can reasonably estimate an amount of loss. It is reasonably possible that AllianceBernstein could incur additional losses pertaining to these matters, but currently it cannot estimate any such additional losses.

Management, after consultation with legal counsel, currently believes that the outcome of any matter that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations, financial condition or liquidity. However, as any inquiry, proceeding or litigation has an element of uncertainty, management cannot determine whether further developments relating to any matter that is pending or threatened, or all of them combined, will have a material adverse effect on our results of operations, financial condition or liquidity in any future reporting period.

8. Quarterly Financial Data (Unaudited)

	Quarters Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

2012:
Equity in net income (loss) attributable to AllianceBernstein Unitholders	$26,892	$(16,595)	$27,803	$32,707
Net income (loss)	$26,189	$(23,142)	$21,339	$26,699
Basic net income (loss) per unit(1)	$0.26	$(0.23)	$0.21	$0.26
Diluted net income (loss) per unit(1)	$0.26	$(0.23)	$0.21	$0.26
Cash distributions per unit(2)(3)	$0.40	$0.36	$0.21	$0.26

2011:
Equity in net (loss) income attributable to AllianceBernstein Unitholders	$(193,458)	$34,074	$42,745	$51,058
Net income	$(199,463)	$27,003	$35,512	$43,680
Basic net (loss) income per unit(1)	$(1.97)	$0.26	$0.34	$0.42
Diluted net (loss) income per unit(1)	$(1.97)	$0.26	$0.34	$0.42
Cash distributions per unit(2)(4)	$0.12	$0.26	$0.34	$0.42

(1)
Basic and diluted net income (loss) per unit are computed independently for each of the periods presented. Accordingly, the sum of the quarterly net income (loss) per unit amounts may not agree to the total for the year.

(2)	Declared and paid during the following quarter.
(3)	The third and fourth quarter 2012 distributions exclude the impact of AllianceBernstein’s non-cash real estate charges of $168.1 million and $38.9 million, respectively.
(4)	The fourth quarter 2011 distribution excludes the impact of AllianceBernstein’s $587.1 million one-time, non-cash long-term incentive compensation charge.

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of
AllianceBernstein L.P.:

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, changes in partners’ capital and cash flows present fairly, in all material respects, the financial position of AllianceBernstein L.P. and its subsidiaries (“AllianceBernstein”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, AllianceBernstein maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AllianceBernstein’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on AllianceBernstein’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 12, 2013

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2012	2011
	(in thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$627,182	$638,681
Cash and securities segregated, at fair value (cost $1,551,177 and $1,279,779)	1,551,326	1,279,855
Receivables, net:
Brokers and dealers	408,037	291,276
Brokerage clients	942,034	782,697
Fees	265,685	265,248
Investments:
Long-term incentive compensation-related	122,977	176,370
Other	609,357	618,924
Furniture, equipment and leasehold improvements, net	196,125	273,104
Goodwill	2,954,327	2,954,327
Intangible assets, net	169,208	190,000
Deferred sales commissions, net	95,430	59,999
Other assets	173,362	177,908
Total assets	$8,115,050	$7,708,389

LIABILITIES AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$220,736	$279,655
Securities sold not yet purchased	63,838	39,307
Brokerage clients	2,563,061	1,895,972
AllianceBernstein mutual funds	156,679	122,151
Accounts payable and accrued expenses	499,076	362,570
Accrued compensation and benefits	485,229	534,344
Debt	323,163	444,903
Total liabilities	4,311,782	3,678,902
Commitments and contingencies (See Note 13)
Capital:
General Partner	41,213	42,632
Limited partners: 277,600,901 and 277,847,588 units issued and outstanding	4,165,461	4,306,760
Capital contributions receivable from General Partner	(8,441)	(12,135)
Holding Units held for long-term incentive compensation plans	(389,941)	(323,382)
Accumulated other comprehensive income (loss)	(48,526)	(38,413)
Partners’ capital attributable to AllianceBernstein Unitholders	3,759,766	3,975,462
Non-controlling interests in consolidated entities	43,502	54,025
Total capital	3,803,268	4,029,487
Total liabilities and capital	$8,115,050	$7,708,389

See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2012	2011	2010
	(in thousands, except per unit amounts)

Revenues:
Investment advisory and services fees	$1,772,257	$1,916,419	$2,051,692
Bernstein research services	413,707	437,414	430,521
Distribution revenues	401,706	351,621	338,597
Dividend and interest income	21,286	21,499	22,902
Investment gains (losses)	29,202	(82,081)	(1,410)
Other revenues	101,801	107,569	109,803
Total revenues	2,739,959	2,752,441	2,952,105
Less: Interest expense	3,222	2,550	3,548
Net revenues	2,736,737	2,749,891	2,948,557

Expenses:
Employee compensation and benefits:
Employee compensation and benefits	1,168,645	1,246,898	1,320,495
Long-term incentive compensation charge	—	587,131	—
Promotion and servicing:
Distribution-related payments	367,090	302,684	286,676
Amortization of deferred sales commissions	40,262	37,675	47,397
Other	202,191	219,197	193,822
General and administrative:
General and administrative	508,364	533,578	516,185
Real estate charges	223,038	7,235	101,698
Interest on borrowings	3,429	2,545	2,078
Amortization of intangible assets	21,353	21,417	21,344
Total expenses	2,534,372	2,958,360	2,489,695

Operating income (loss)	202,365	(208,469)	458,862

Non-operating income	—	—	6,760

Income (loss) before income taxes	202,365	(208,469)	465,622

Income tax expense	13,764	3,098	38,523

Net income (loss)	188,601	(211,567)	427,099

Net (loss) income of consolidated entities attributable to non-controlling interests	(315)	(36,799)	(15,320)

Net income (loss) attributable to AllianceBernstein Unitholders	$188,916	$(174,768)	$442,419

Net income (loss) per AllianceBernstein Unit:
Basic	$0.67	$(0.62)	$1.59
Diluted	$0.67	$(0.62)	$1.58

See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2012	2011	2010
	(in thousands)

Net income (loss)	$188,601	$(211,567)	$427,099
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,253)	1,802	3,470
Income tax benefit (expense)	796	(1,405)	(510)
Foreign currency translation adjustments, net of tax	(457)	397	2,960
Unrealized gains on investments:
Unrealized gains arising during period	1,375	225	751
Less: reclassification adjustment for gains (losses) included in net income	47	(34)	47
Changes in unrealized gains on investments	1,328	259	704
Income tax (expense) benefit	(780)	302	(247)
Unrealized gains on investments, net of tax	548	561	457
Changes in employee benefit related items:
Amortization of transition asset	(143)	(143)	(143)
Amortization of prior service cost	107	107	(845)
Recognized actuarial loss (gain)	(10,074)	(15,408)	(9,213)
Changes in employee benefit related items	(10,110)	(15,444)	(10,201)
Income tax (expense) benefit	(134)	340	112
Employee benefit related items, net of tax	(10,244)	(15,104)	(10,089)
Other comprehensive income (loss)	(10,153)	(14,146)	(6,672)
Less: Comprehensive (loss) income in consolidated entities attributable to non-controlling interests	(354)	(37,316)	(12,053)
Comprehensive income (loss) attributable to AllianceBernstein Unitholders	$178,802	$(188,397)	$432,480
See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
General Partner’s Capital
Balance, beginning of year	$42,632	$48,986	$48,671
Net income (loss)	1,889	(1,748)	4,424
Cash distributions to General Partner	(3,226)	(4,775)	(4,978)
Long-term incentive compensation plans activity	(82)	132	954
Retirement of AllianceBernstein Units	—	—	(85)
Purchase of Australian joint venture non-controlled interest	—	37	—
Balance, end of year	41,213	42,632	48,986
Limited Partners' Capital
Balance, beginning of year	4,306,760	4,905,037	4,862,158
Net income (loss)	187,027	(173,020)	437,995
Cash distributions to unitholders	(318,208)	(471,691)	(490,118)
Long-term incentive compensation plans activity	(6,923)	49,290	103,438
Retirement of AllianceBernstein Units	(3,195)	(6,522)	(8,436)
Purchase of Australian joint venture non-controlled interest	—	3,666	—
Balance, end of year	4,165,461	4,306,760	4,905,037
Capital Contributions Receivable
Balance, beginning of year	(12,135)	(15,973)	(19,664)
Capital contributions from General Partner	4,440	4,793	4,879
Compensation plan accrual	(746)	(955)	(1,188)
Balance, end of year	(8,441)	(12,135)	(15,973)
Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of year	(323,382)	(535,410)	(338,941)
Purchases of Holding Units to fund long-term compensation plans, net	(238,015)	(220,813)	(226,370)
Reclassification from liability-based awards	130,281	—	—
Issuance of Holding Units to fund long-term incentive compensation plan awards, net of forfeitures	—	—	(78,506)
Amortization of long-term incentive compensation awards	20,661	437,743	113,548
Re-valuation of Holding Units held in rabbi trust	20,514	(4,902)	(5,141)
Balance, end of year	(389,941)	(323,382)	(535,410)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(38,413)	(31,801)	(21,862)
Unrealized gain (loss) on investments, net of tax	548	528	348
Foreign currency translation adjustment, net of tax	(418)	7,964	(199)
Changes in employee benefit related items, net of tax	(10,243)	(15,104)	(10,088)
Balance, end of year	(48,526)	(38,413)	(31,801)
Total Partners' Capital attributable to AllianceBernstein Unitholders	3,759,766	3,975,462	4,370,839
Non-controlling Interests in Consolidated Entities
Balance, beginning of year	54,025	124,517	171,593
Net (loss) income	(315)	(36,799)	(15,320)
Unrealized gain (loss) on investments	—	33	108
Foreign currency translation adjustment	(39)	(550)	3,159
Acquisitions	(1)	(32,103)	—
Distributions to non-controlling interests of our consolidated venture capital fund activities	(10,168)	(1,073)	(35,023)
Balance, end of year	43,502	54,025	124,517
Total Capital	$3,803,268	$4,029,487	$4,495,356

See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries
Consolidated Statements of Cash Flows
	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$188,601	$(211,567)	$427,099
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred sales commissions	40,262	37,675	47,397
Amortization of non-cash long-term incentive compensation	21,830	474,103	122,612
Depreciation and other amortization	76,257	83,489	81,697
Unrealized (gains) losses on long-term incentive compensation-related investments	(15,395)	12,037	(39,094)
Unrealized (gains) losses on consolidated venture capital fund	(18,233)	38,974	39,534
Unrealized (gains) losses on other investments	(40,541)	23,535	(10,414)
Real estate asset write-off charges	41,450	4,639	25,521
Other, net	1,552	5,069	3,722
Changes in assets and liabilities:
(Increase) in segregated cash and securities	(271,471)	(169,964)	(124,560)
(Increase) decrease in receivables	(226,553)	1,164	(399,549)
Decrease (increase) in investments	136,901	(110,600)	24,062
(Increase) in deferred sales commissions	(75,693)	(21,518)	(33,366)
Decrease (increase) in other assets	4,363	(26,048)	26,223
Increase in payables	613,345	284,680	543,638
Increase (decrease) in accounts payable and accrued expenses	137,898	(26,343)	86,567
Increase in accrued compensation and benefits	69,406	178,870	9,045
Net cash provided by operating activities	683,979	578,195	830,134

Cash flows from investing activities:
Purchases of investments	(108)	(56)	(73)
Proceeds from sales of investments	780	3,507	4,349
Purchases of furniture, equipment and leasehold improvements	(21,650)	(39,590)	(25,302)
Proceeds from sales of furniture, equipment and leasehold improvements	2,636	1,251	1,801
Purchase of businesses, net of cash acquired	—	(41,835)	(14,298)
Net cash used in investing activities	(18,342)	(76,723)	(33,523)

Cash flows from financing activities:
(Repayment) issuance of commercial paper, net	(123,250)	219,363	(24,247)
(Decrease) increase in overdrafts payable	(244)	(38,640)	15,278
Distributions to General Partner and unitholders	(321,434)	(476,466)	(495,096)
Distributions to non-controlling interests in consolidated entities	(10,168)	(1,073)	(35,023)
Capital contributions from General Partner	4,440	4,793	4,879
Additional investments by Holding with proceeds from exercise of compensatory options to buy Holding Units	—	1,478	8,287
Additional investments by Holding from distributions paid to AllianceBernstein consolidated rabbi trust	11,595	5,727	2,205
Purchases of Holding Units to fund long-term incentive compensation plan awards, net	(238,015)	(220,813)	(226,370)
Purchases of AllianceBernstein Units	(3,195)	(6,522)	(8,521)
Debt issuance costs	(1,933)	(69)	(1,932)
Other	(31)	(26)	(51)
Net cash used in financing activities	(682,235)	(512,248)	(760,591)
Effect of exchange rate changes on cash and cash equivalents	5,099	(734)	(45)
Net (decrease) increase in cash and cash equivalents	(11,499)	(11,510)	35,975
Cash and cash equivalents as of beginning of the period	638,681	650,191	614,216
Cash and cash equivalents as of end of the period	$627,182	$638,681	$650,191
Cash paid:
Interest paid	$4,809	$3,001	$3,721
Income taxes paid	10,063	29,477	43,072
Non-cash investing activities:
Fair value of assets acquired	—	30,368	49,041
Fair value of liabilities assumed	—	(4,999)	(34,743)

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

•	Bernstein Research Services—servicing institutional investors seeking high-quality research, portfolio strategy advice and brokerage-related services.

We also provide distribution, shareholder servicing and administrative services to the mutual funds we sponsor.

Our high-quality, in-depth research is the foundation of our business. Our research disciplines include fundamental, quantitative and economic research and currency forecasting. In addition, we have created several specialized research initiatives, including research examining global strategic developments that can affect multiple industries and geographies.

We provide a broad range of investment services with expertise in:

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

As of December 31, 2012, AXA, société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“Holding Units”).

As of December 31, 2012, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	61.0%
Holding	37.5
Unaffiliated holders	1.5
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“Holding”) and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 65.5% economic interest in AllianceBernstein as of December 31, 2012.

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

Recently Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement. The changes to the existing guidance included how and when the valuation premise of highest and best use applies, the application of premiums and discounts, as well as new required disclosures (included in Note 9). We adopted this standard on January 1, 2012 and there was no material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard eliminated the option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. This standard did not change the items that constitute net income and other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the earnings per unit computation (which will continue to be based on net income). We adopted this standard on January 1, 2012 utilizing the two statement approach and there was no material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The revised standard was intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. We adopted this standard on January 1, 2012 and there was no material impact on our consolidated financial statements.

Reclassifications and Revision

We reclassified prior period Private Client commissions representing payments to third parties, from employee compensation and benefits expense in the consolidated statements of income to other promotion and servicing expense to conform to the current year’s presentation. In addition, unrealized gains (losses) on other investments, previously included in other adjustments to reconcile net income to net cash provided by operating activities in the consolidated statements of cash flows, is currently shown separately.

During 2012, we identified an error in the classification of Holding’s cash distributions to us on unallocated Holding Units held in our consolidated rabbi trust. As such, we revised the classification of prior period amounts recorded for Holding’s cash distributions to us on unallocated Holding Units held in our consolidated rabbi trust from due to Holding to additional investments by Holding in AllianceBernstein in partners’ capital in the consolidated statements of financial condition. In addition, changes in due to Holding included in cash flows from operating activities in prior periods are now presented as additional investments by Holding in AllianceBernstein included in cash flows from financing activities. As of December 31, 2012, the cumulative impact of the revision on partners’ capital in the consolidated statement of financial condition was $7.9 million. The impact of the revision for 2011 and 2010 in the consolidated statements of cash flows was $5.7 million and $2.2 million, respectively. Management concluded that the error did not, individually or in the aggregate, result in a material misstatement of AllianceBernstein’s consolidated financial statements for any prior period.

Variable Interest Entities

In accordance with ASU 2009-17, Consolidation (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, and whether a company is obligated to absorb losses or receive benefits that could potentially be significant to the entity. The standard also requires ongoing assessments of whether a company is the primary beneficiary of a variable interest entity (“VIE”). The provisions of this standard became effective January 1, 2010. In January 2010, the FASB deferred portions of ASU 2009-17 that relate to asset managers. We determined that all entities for which we are a sponsor and/or investment manager, other than collateralized debt obligations and collateralized loan obligations (collectively “CDOs”), qualify for the scope deferral and will continue to be assessed for consolidation under prior accounting guidance for consolidation of variable interest entities.

As of December 31, 2012, we were the investment manager for five CDOs that meet the definition of a VIE due primarily to the lack of unilateral decision-making authority of the equity holders. The CDOs are alternative investment vehicles created for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. Our management fee structure for these CDOs will typically include a senior management fee, and may also include subordinated and incentive management fees. We hold no equity interest in any of these CDOs. For each of the CDOs, we evaluated the management fee structure, the current and expected economic performance of the entities and other provisions included in the governing documents of the CDOs that might restrict or guarantee an expected loss or residual return. In accordance with ASC 810, Consolidation, we concluded that our investment management contract does not represent a variable interest in four of the five CDOs. As such, we are not required to consolidate these entities.

For the remaining CDO, we concluded our collateral management agreement represented a variable interest primarily due to the level of subordinated fees. We evaluated whether we possessed both of the following characteristics of a controlling financial interest: (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. We determined that we possessed the decision-making power noted in criteria (1).

In evaluating criteria (2), we considered all facts regarding the design, terms and characteristics of the CDO and concluded that we do not meet the criteria. Our conclusion was based on the following quantitative and qualitative factors: (a) we have no involvement with the CDO beyond providing investment management services, (b) we hold no equity or debt interests in the CDO, (c) we are not a transferor of any of the assets of the CDO, (d) our expected aggregate fees in future periods are insignificant relative to the expected cash flows of the CDO, (e) the variability of our expected fees in relation to the expected cash flows of the CDO is insignificant, (f) our maximum exposure to loss for the CDO is our investment management fee, which is based upon the fair value of the CDO’s assets, (g) the CDO has no recourse against us for any losses sustained in the CDO structure, (h) we have not provided, nor do we expect to provide, any financial or other support to the CDO, and (i) there are no liquidity arrangements, guarantees and/or other commitments by third parties that would impact our variable interest in the CDO. As such, we do not have a controlling financial interest in the CDO and we should not consolidate the CDO into our consolidated financial statements. The cash, collateral investments (at fair value) and notes payable (at amortized cost) as of December 31, 2012 of this CDO were $21.4 million, $313.8 million and $317.1 million, respectively.

For the entities that meet the scope deferral, management reviews its agreements quarterly and its investments in, and other financial arrangements with, certain entities that hold client assets under management (“AUM”) to determine the variable interest entities that the company is required to consolidate. These entities include certain mutual fund products, hedge funds, structured products, group trusts, collective investment trusts and limited partnerships. We earn investment management fees on AUM of these entities, but we derive no other benefit from the AUM and cannot use them in our operations.

As of December 31, 2012, we have significant variable interests in certain structured products and hedge funds with approximately $21.9 million in AUM. However, these VIEs do not require consolidation because management has determined that we are not the primary beneficiary of the expected losses or expected residual returns of these entities. Our maximum exposure to loss is limited to our investment of $0.1 million in these entities.

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

Collateralized Securities Transactions

Customers’ securities transactions are recorded on a settlement date basis, with related commission income and expenses reported on a trade date basis. Receivables from and payables to clients include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables; such collateral is not reflected in the consolidated financial statements. We have the ability by contract or custom to sell or re-pledge this collateral, and have done so at various times. As of December 31, 2012, the fair value of these securities re-pledged was $2.7 million. Principal securities transactions and related expenses are recorded on a trade date basis.

Securities borrowed and securities loaned by Sanford C. Bernstein & Co., LLC (“SCB LLC”) and Sanford C. Bernstein Limited (“SCBL”), each of which is our indirect wholly-owned subsidiary, are recorded at the amount of cash collateral advanced or received in connection with the transaction and are included in receivables from and payables to brokers and dealers in the consolidated statements of financial condition. Securities borrowed transactions require SCB LLC and SCBL to deposit cash collateral with the lender. As of December 31, 2012 and 2011, cash collateral on deposit with lenders was $106.3 million and $34.9 million, respectively. With respect to securities loaned, SCB LLC and SCBL receive cash collateral from the borrower. As of December 31, 2012 and 2011, cash collateral received from borrowers was $12.5 million and $151.6 million, respectively. The initial collateral advanced or received approximates or is greater than the fair value of securities borrowed or loaned. SCB LLC and SCBL monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate. As of December 31, 2012 and 2011, there is no allowance provision required for the collateral advanced. Income or expense is recognized over the life of the transactions.

As of December 31, 2012 and 2011, we had $25.8 million and $16.8 million, respectively, of cash on deposit with clearing organizations for trade facilitation purposes. In addition, as of December 31, 2012 and 2011, SCB LLC held U.S. Treasury Bills with values totaling $28.0 million and $38.0 million, respectively, in its investment account which are pledged as collateral with clearing organizations. These clearing organizations have the ability by contract or custom to sell or re-pledge this collateral.

Investments

Investments include United States Treasury Bills, unconsolidated mutual funds and limited partnership hedge funds we sponsor and manage, various separately-managed portfolios comprised of equity and fixed income securities, exchange-traded options and investments owned by a consolidated venture capital fund in which we own a controlling interest as the general partner and a 10% limited partnership interest.

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

The investments owned by our consolidated venture capital fund are generally illiquid and are initially valued at cost. These investments are adjusted to fair value to reflect the occurrence of “significant developments” (i.e., capital transactions or business, economic or market events). Adjustments to fair value are reported in investment gains and losses on the consolidated statements of income. There are three private equity investments that we own directly outside of our consolidated venture capital fund. One of the investments is accounted for using the cost method; the other two are accounted for at fair value.

See Note 9 for a description of how we measure the fair value of our investments.

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

As of December 31, 2012, goodwill of $3.0 billion on the consolidated statement of financial condition included $2.8 billion as a result of the Bernstein Transaction and $154 million in regard to various smaller acquisitions. We have determined that AllianceBernstein has only one reporting segment and reporting unit.

We test our goodwill annually, as of September 30, for impairment. As of September 30, 2012, the impairment test indicated that goodwill was not impaired. The carrying value of goodwill is also reviewed if facts and circumstances occur that suggest possible impairment, such as significant declines in AUM, revenues, earnings or the price of a Holding Unit.

The impairment test is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of AllianceBernstein, the reporting unit, with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired and the second step of the impairment test is not performed. However, if the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit to the aggregated fair values of its individual assets and liabilities to determine the amount of impairment, if any.

As of September 30, 2012, AllianceBernstein estimated its fair value under both the market approach and income approach. The types of assumptions and methodologies used under both approaches were consistent with those used in impairment tests performed in prior periods. Under the market approach, the fair value of the reporting unit was based on its unadjusted market valuation (AllianceBernstein Units outstanding multiplied by the price of a Holding Unit) and adjusted market valuations assuming a control premium and earnings multiples. The price of a publicly-traded AllianceBernstein Holding Unit serves as a reasonable starting point for valuing an AllianceBernstein Unit because each represents the same fractional interest in our underlying business. On an unadjusted basis, AllianceBernstein’s fair value per unit as of September 30, 2012 was $15.41 (the price of a Holding Unit as of that date) as compared to its carrying value, or book value, of $14.09 per unit. Also under the market approach, we typically assume a control premium of 10% - 20% for the reporting unit, which was determined based on an analysis of control premiums for relevant recent acquisitions, as well as comparable industry earnings multiples applied to our current earnings forecast. A control premium was not needed in this analysis for fair value to exceed carrying value. Under the income approach, the fair value of the reporting unit was based on the present value of estimated future cash flows. Determining estimated fair value using a discounted cash flow valuation technique consists of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows using an estimated weighted average cost of capital of market participants to arrive at a present value amount that approximates fair value. In our tests, our discounted expected cash flow model used management’s current five-year business plan, which factored in current market conditions and all material events that had impacted, or that we believed at the time could potentially impact, future expected cash flows and a declining annual growth rate thereafter for three years before using a terminal value growth rate. We ran multiple discounted cash flow analyses under several scenarios. We used a weighted average cost of equity ranging from 7% to 10% as the discount rate. We used a cost of equity rate, as opposed to a cost of capital, due to using net income in our expected cash flow model (as a result of generally distributing 100% of our earnings). The cost of debt is already factored into the net income projections. We used terminal value growth rates ranging from 2% to 4%, and we used our business plan growth rates as a base case and at stressed levels approximately 50% lower, as a result of current economic uncertainty and market dynamics.

Management considered the results of the market approach and income approach analysis performed along with a number of other factors (including current market conditions) and determined that AllianceBernstein’s fair value exceeded its carrying value as of September 30, 2012 by approximately 9% using the market approach (excluding any control premium), and by more than 50% using the income approach (using the most stressed scenarios). As such, no goodwill impairment existed and the second step of the goodwill impairment test was not required.

As a result of increased economic uncertainty and current market dynamics, determining whether an impairment of the goodwill asset exists requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions worsen, or if we experience significant net redemptions, our AUM, revenues, profitability and unit price may be adversely affected. Although the price of a Holding Unit is just one factor in the calculation of fair value, if current Holding Unit price levels decline significantly, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. In addition, control premiums, industry earnings multiples and discount rates are impacted by economic conditions. As a result, subsequent impairment tests may occur more frequently and be based on more negative assumptions and future cash flow projections, and may result in an impairment of goodwill. Any impairment could reduce materially the recorded amount of this asset, with a corresponding charge to our earnings.

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to acquired investment management contracts of SCB Inc. based on their estimated fair value at the time of acquisition, less accumulated amortization. As of December 31, 2012, intangible assets, net of accumulated amortization, of $169.2 million on the consolidated statement of financial condition was composed of $166.7 million of definite-lived intangible assets subject to amortization, of which $160.4 million relates to the Bernstein Transaction, and $2.5 million of indefinite-lived intangible assets not subject to amortization in regard to a smaller acquisition. Intangible assets are recognized at fair value and are generally amortized on a straight-line basis over their estimated useful life of approximately 20 years. The gross carrying amount of intangible assets totaled $425.3 million as of December 31, 2012 and $424.7 million as of December 31, 2011, and accumulated amortization was $256.1 million as of December 31, 2012 and $234.7 million as of December 31, 2011, resulting in the net carrying amount of intangible assets subject to amortization of $169.2 million as of December 31, 2012 and $190.0 million as of December 31, 2011. Amortization expense was $21.4 million for 2012, $21.4 million for 2011 and $21.3 million for 2010. Estimated annual amortization expense for each of the next five years is approximately $22 million.

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

Loss Contingencies

With respect to all significant litigation matters, we consider the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable, and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation. If the likelihood of a negative outcome is reasonably possible and we are able to determine an estimate of the possible loss or range of loss in excess of amounts already accrued, if any, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is often difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to inherent uncertainties, particularly when plaintiffs allege substantial or indeterminate damages, the litigation is in its early stages, or when the litigation is highly complex or broad in scope. In such cases, we disclose that we are unable to predict the outcome or estimate a possible loss or range of loss.

Revenue Recognition

Investment advisory and services fees, generally calculated as a percentage of AUM, are recorded as revenue as the related services are performed. Certain investment advisory contracts, including those associated with hedge funds or other alternative investments, provide for a performance-based fee, in addition to a base advisory fee, which is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Performance-based fees are recorded as a component of revenue at the end of each contract’s measurement period.

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

Distribution revenues, shareholder servicing fees (included in other revenues), and dividend and interest income are accrued as earned.

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

Long-term Incentive Compensation Plans

We maintain several unfunded, non-qualified long-term incentive compensation plans under which annual awards to employees are made generally in the fourth quarter.

For awards made before 2009, participants were permitted to allocate their awards: (i) among notional investments in Holding Units, certain of the investment services we provided to our clients and a money market fund or (ii) under limited circumstances, in options to buy Holding Units.

•	We made investments in our services that were notionally elected by participants and maintained them in a consolidated rabbi trust or separate custodial account.

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

•
Prior to a fourth quarter 2011 amendment made to all outstanding long-term incentive compensation awards of active employees (discussed below), compensation expense for awards under the plans, including changes in participant account balances resulting from gains and losses on related investments (other than in Holding Units and options to buy Holding Units), was recognized on a straight-line basis over the applicable vesting periods. Mark-to-market gains or losses on investments made to fund long-term incentive compensation obligations (other than in Holding Units and options to buy Holding Units) were, and continue to be, recognized as investment gains (losses) in the consolidated statements of income. In addition, our equity in the earnings of investments in limited partnership hedge funds made to fund long-term incentive compensation obligations was, and continues to be, recognized as investment gains (losses) in the consolidated statements of income.

Awards in 2010 and 2009 consisted solely of restricted Holding Units and deferred cash. (In 2010, deferred cash was an option available only to certain non-U.S. employees.)

•	We engaged in open-market purchases of Holding Units, or purchased newly-issued Holding Units from Holding, that were awarded to participants and held in a consolidated rabbi trust.

•	Upon vesting, awards are distributed to the participant unless the participant has made a voluntary long-term election to defer receipt.

•	Quarterly cash distributions on vested and unvested Holding Units are paid currently to participants, regardless of whether or not a long-term deferral election has been made.

•
Prior to a fourth quarter 2011 amendment made to all outstanding long-term incentive compensation awards of active employees (discussed below), compensation expense for awards under the plans was recognized on a straight-line basis over the applicable vesting periods.

Awards in December 2012 and 2011 allowed participants to allocate their awards between restricted Holding Units and deferred cash. Participants (except certain members of senior management) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $250,000 per award, and had until mid-January 2013 and 2012, respectively, to make their elections. The number of restricted Holding Units issued equaled the remaining dollar value of the award divided by the average of the closing prices of a Holding Unit for a five business day period in January after participants made their elections each year.

•	We engaged in open-market purchases of Holding Units, or purchased newly-issued Holding Units from Holding, that were awarded to participants and held them in a consolidated rabbi trust.

•	Quarterly distributions on vested and unvested Holding Units are paid currently to participants, regardless of whether or not a long-term deferral election has been made.

•	Interest on deferred cash is accrued monthly based on our monthly weighted average cost of funds.

During the fourth quarter of 2011, we implemented changes to our employee long-term incentive compensation award program to ensure that our compensation practices are competitive, and to better align the costs of employee compensation and benefits with our current year financial performance and provide employees with a higher degree of certainty that they will receive the incentive compensation they are awarded. Specifically, we amended all outstanding year-end long-term incentive compensation awards of active employees, so that employees who terminate their employment or are terminated without cause may retain their award, subject to compliance with certain agreements and restrictive covenants set forth in the applicable award agreement, including restrictions on competition and employee and client solicitation, and a claw-back for failing to follow existing risk management policies. Most equity replacement, sign-on or similar deferred compensation awards included in separate employment agreements or arrangements were not amended in 2011 to reflect these changes.

We recognize compensation expense related to equity compensation grants in the financial statements using the fair value method. Fair value of restricted Holding Unit awards is the closing price of a Holding Unit on the grant date; fair value of options is determined using the Black-Scholes option valuation model. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the required service period. Prior to the changes made to the employee long-term incentive compensation award program in the fourth quarter of 2011, an employee’s service requirement was typically the same as the delivery dates. These changes eliminated employee service requirements, but did not modify delivery dates contained in the original award agreements.

As a result of these changes, we recorded a one-time, non-cash charge of $587.1 million in the fourth quarter of 2011 for all unrecognized long-term incentive compensation on the amended outstanding awards from prior years. In addition, upon approval and communication of the dollar value of the 2011 awards in December 2011, we recorded 100% of the expense associated with our 2011 long-term incentive compensation awards of $159.9 million. In January 2012, 8.7 million restricted Holding Units held in the consolidated rabbi trust were awarded for the 2011 awards and we reclassified $130.3 million of the liability to partners’ capital as equity-based awards.

During 2012, we recorded $150.1 million of expense associated with our 2012 long-term incentive compensation awards. In January 2013, 6.5 million restricted Holding Units held in the consolidated rabbi trust were awarded for the 2012 awards and we reclassified $129.2 million of the liability to partners’ capital as equity-based awards.

Awards granted in 2012 and 2011 contained the provisions described above and we expect to include these provisions in long-term incentive compensation awards in future years. Accordingly, our annual incentive compensation expense will reflect 100% of the expense associated with the long-term incentive compensation awarded in each year. This approach to expense recognition will more closely match the economic cost of awarding long-term incentive compensation to the period in which the related service is performed.

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

We fund our restricted Holding Unit awards either by purchasing Holding Units on the open market or purchasing newly-issued Holding Units from Holding, all of which are then held in a consolidated rabbi trust until they are distributed to employees upon vesting. In accordance with the Amended and Restated Agreement of Limited Partnership of AllianceBernstein (“AllianceBernstein Partnership Agreement”), when AllianceBernstein purchases newly-issued Holding Units from Holding, Holding is required to use the proceeds it receives from AllianceBernstein to purchase the equivalent number of newly-issued AllianceBernstein Units, thus increasing its percentage ownership interest in AllianceBernstein. Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AllianceBernstein.

During 2012 and 2011, we purchased 15.7 million and 13.5 million Holding Units for $238.0 million and $220.8 million, respectively. These amounts reflect open-market purchases of 12.3 million and 11.1 million Holding Units for $182.3 million and $192.1 million, respectively, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

Since the third quarter of 2011, we have implemented plans each quarter to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2012 does not specify an aggregate limitation and expires at the close of business on February 11, 2013. We intend to adopt additional Rule 10b5-1 plans so that we can continue to engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

We granted to employees and Eligible Directors 12.1 million restricted Holding Unit awards (including 2.7 million granted in June 2012 to Peter Kraus, our Chief Executive Officer, in connection with his extended employment agreement and 8.7 million granted in January 2012 for 2011 year-end awards) and 1.7 million restricted Holding Unit awards during 2012 and 2011, respectively. To fund these awards, we allocated previously repurchased Holding Units that had been held in the consolidated rabbi trust. The 2012 and 2011 long-term incentive compensation awards allowed most employees to allocate their awards between restricted Holding Units and deferred cash. As a result, 6.5 million restricted Holding Unit awards for the December 2012 awards and 8.7 million restricted Holding Unit awards for the December 2011 awards were awarded and allocated as such within the consolidated rabbi trust in January 2013 and 2012, respectively. There were approximately 17.9 million and 12.0 million unallocated Holding Units remaining in the consolidated rabbi trust as of December 31, 2012 and January 31, 2013, respectively. The balance as of January 31, 2013 also reflects repurchases and other activity during January 2013.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into United States dollars (“US$”) at exchange rates in effect at the balance sheet dates, and related revenues and expenses are translated into US$ at average exchange rates in effect during each period. Net foreign currency gains and losses resulting from the translation of assets and liabilities of foreign operations into US$ are reported as a separate component of other comprehensive income in the consolidated statements of comprehensive income. Net foreign currency transaction gains (losses) were $(1.1) million, $(2.4) million and $1.3 million for 2012, 2011 and 2010, respectively.

Cash Distributions

AllianceBernstein is required to distribute all of its Available Cash Flow, as defined in the AllianceBernstein Partnership Agreement, to its unitholders and to the General Partner. Available Cash Flow can be summarized as the cash flow received by AllianceBernstein from operations minus such amounts as the General Partner determines, in its sole discretion, should be retained by AllianceBernstein for use in its business, or plus such amounts as the General Partner determines, in its sole discretion, should be released from previously retained cash flow.

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

On February 12, 2013, the General Partner declared a distribution of $106.6 million, or $0.38 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended December 31, 2012. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on March 14, 2013 to holders of record on February 22, 2013. This distribution excludes $38.9 million of non-cash real estate charges recorded in the fourth quarter of 2012.

Total cash distributions per Unit paid to the General Partner and unitholders during 2012, 2011 and 2010 were $1.15, $1.70 and $1.79, respectively.

Comprehensive Income

We report all changes in comprehensive income in the consolidated statements of comprehensive income. Comprehensive income includes net income, as well as unrealized gains and losses on investments classified as available-for-sale, foreign currency translation adjustments, and unrecognized actuarial net losses and transition assets. Deferred taxes are not recognized on foreign currency translation adjustments for foreign subsidiaries whose earnings are considered permanently invested outside the United States.

3. Real Estate Charges

Since the fourth quarter of 2008, we consistently have taken steps to reduce our cost structure, including headcount reductions, and the consolidation of office locations, in response to declines in our AUM and fee revenues.

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions commencing in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (approximately 80% of this space has been sublet) and largely consolidate our New York-based employees into two office locations from three. We recorded pre-tax real estate charges of $101.7 million in 2010 that reflected the net present value of the difference between the amount of our ongoing contractual operating lease obligations for this space and our estimate of current market rental rates ($76.2 million), as well as the write-off of leasehold improvements, furniture and equipment related to this space ($25.5 million). We periodically review the assumptions and estimates we used in recording these charges.

During 2011, we recorded pre-tax real estate charges totaling $7.2 million for our office space in London, England, New York and other U.S. locations. The London charge was $8.8 million, consisting of a $5.8 million payment to the party to which the lease was assigned, as well as the write-off of $3.0 million of leasehold improvements, furniture and equipment related to the space. We also wrote off an additional $1.5 million of leasehold improvements, furniture and equipment related to the New York space and had miscellaneous charges of $0.4 million. These charges were offset by a $3.5 million credit we recorded in 2011 due to changes in estimates of our 2010 charge.

During the first six months of 2012, we recorded pre-tax real estate charges totaling $16.1 million, reflecting $8.8 million resulting from the abandonment of our leased New York City Data Center office space and $7.3 million resulting from a change in estimates relating to previously recorded real estate charges. The New York City Data Center charge consisted of the net present value of the difference between the amount of ongoing contractual operating lease obligations for this space and our estimate of current market rental rates ($7.1 million) and the write-off of leasehold improvements, furniture and equipment related to this space ($1.7 million).

During the third quarter of 2012, in an effort to further reduce our global real estate footprint, we completed a comprehensive review of our worldwide office locations and began implementing a global space consolidation plan. As a result, our intention is to sub-lease approximately 510,000 square feet of office space, over 70% of which is New York office space (in addition to the 380,000 square feet written-off in 2010), with the remainder comprised of office space in London, England, Melbourne, Australia and various U.S. locations. We expect that the actions we are taking to vacate and market space for sublease will result over time in projected non-cash real estate charges of $225 million to $250 million, with the bulk of the charges having occurred in the third and fourth quarters of 2012. These charges are in addition to the earlier non-cash real estate charges for New York City office space we recorded, and they did not affect our third and fourth quarter 2012 distributions.

During the third quarter of 2012, we recorded pre-tax real estate charges of $168.1 million, reflecting the net present value of the difference between the amount of our ongoing contractual operating lease obligations for this space and our estimate of current market rental rates ($131.8 million), as well as the write-off of leasehold improvements, furniture and equipment related to this space ($31.3 million), and changes in estimates relating to previously recorded real estate charges ($5.0 million).

During the fourth quarter of 2012, we recorded pre-tax real estate charges of $38.9 million, reflecting the net present value of the difference between the amount of our ongoing contractual operating lease obligations for this space and our estimate of current market rental rates ($32.0 million), as well as the write-off of leasehold improvements, furniture and equipment related to this space ($8.4 million), offset by changes in estimates relating to previously recorded real estate charges of ($1.5 million).

The following table summarizes the activity in the liability account relating to our 2010 and 2012 office space consolidation initiatives for the following periods:

	Years Ended December 31,
	2012	2011
	(in thousands)

Balance as of January 1,	$71,164	$89,793
Expense (credit) incurred	181,589	(3,506)
Deferred rent	27,000	2,288
Payments made	(42,833)	(18,696)
Interest accretion	1,864	1,285
Balance as of end of period	$238,784	$71,164

4. Net Income (Loss) Per Unit

Basic net income (loss) per unit is derived by reducing net income (loss) for the 1% general partnership interest and dividing the remaining 99% by the basic weighted average number of units outstanding for each year. Diluted net (loss) income per unit is derived by reducing net income (loss) for the 1% general partnership interest and dividing the remaining 99% by the total of the basic weighted average number of units outstanding and the dilutive unit equivalents resulting from outstanding compensatory options to buy Holding Units as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands, except per unit amounts)

Net income (loss) attributable to AllianceBernstein Unitholders	$188,916	$(174,768)	$442,419

Weighted average units outstanding—basic	277,721	278,018	275,415
Dilutive effect of compensatory options to buy Holding Units	1	—	1,639
Weighted average units outstanding—diluted	277,722	278,018	277,054

Basic net income (loss) per AllianceBernstein Unit	$0.67	$(0.62)	$1.59
Diluted net income (loss) per AllianceBernstein Unit	$0.67	$(0.62)	$1.58

For the years ended December 31, 2012, 2011 and 2010, we excluded 8,438,902, 3,813,567 and 4,783,472 options, respectively, from the diluted net income (loss) per unit computation due to their anti-dilutive effect.

The 2012 net income per unit includes $223.0 million of non-cash real estate charges recorded in 2012. See further discussion above in Note 3, Real Estate Charges.

The 2011 net (loss) per unit includes the one-time, non-cash compensation charge of $587.1 million recorded in the fourth quarter of 2011. See further discussion above in Note 2, Long-term Incentive Compensation Plans.

5. Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of December 31, 2012 and 2011, $1.5 billion and $1.2 billion, respectively, of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Exchange Act.

AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), an indirect wholly-owned subsidiary of AllianceBernstein and the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of December 31, 2012 and 2011, $42.2 million and $39.9 million, respectively, of cash were segregated in these bank accounts.

6. Fees Receivables, Net

Fees receivable, net consists of:

	December 31,
	2012	2011
	(in thousands)

AllianceBernstein mutual funds	$154,415	$120,828
Unaffiliated clients (net of allowance of $844 in 2012 and $752 in 2011)	103,392	135,416
Affiliated clients	7,878	9,004
Total fees receivables, net	$265,685	$265,248

7. Investments

Investments consist of:

	December 31,
	2012	2011
	(in thousands)

Available-for-sale (primarily seed capital)	$13,361	$13,883
Trading:
Long-term incentive compensation-related	90,825	135,832
United States Treasury Bills	27,982	37,998
Seed capital	307,795	278,932
Equities and exchange-traded options	48,937	58,237
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	32,152	40,538
Seed capital	109,328	123,920
Consolidated private equity fund (10% seed capital)	47,045	58,749
Private equity (seed capital)	47,853	35,726
Other	7,056	11,479
Total investments	$732,334	$795,294

Total investments related to long-term incentive compensation obligations of $123.0 million and $176.4 million as of December 31, 2012 and 2011, respectively, consist of company-sponsored mutual funds and hedge funds. We typically made investments in our services that were notionally elected by long-term incentive compensation plan participants and maintained them in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AllianceBernstein.

The underlying investments of hedge funds in which we invest include long and short positions in equity securities, fixed income securities (including various agency and non-agency asset-based securities), currencies, commodities and derivatives (including various swaps and forward contracts). These investments are valued at quoted market prices or, where quoted market prices are not available, are fair valued based on the pricing policies and procedures of the underlying funds.

United States Treasury Bills are held by SCB LLC in its investment account, the majority of which are pledged as collateral with clearing organizations. These clearing organizations have the ability by contract or custom to sell or re-pledge this collateral.

We provide seed capital to our investment teams to develop new products and services for our clients.

Trading securities also include long positions in corporate equities and long exchange-traded options traded through our options desk.

The following is a summary of the cost and fair value of available-for-sale and trading investments held as of December 31, 2012 and 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2012:
Available-for-sale:
Equity investments	$5,769	$1,445	$(149)	$7,065
Fixed income investments	6,265	33	(2)	6,296
	$12,034	$1,478	$(151)	$13,361
Trading:
Equity investments	$239,368	$32,003	$(2,830)	$268,541
Fixed income investments	199,191	12,098	(4,291)	206,998
	$438,559	$44,101	$(7,121)	$475,539

December 31, 2011:
Available-for-sale:
Equity investments	$6,753	$489	$(342)	$6,900
Fixed income investments	6,857	133	(7)	6,983
	$13,610	$622	$(349)	$13,883
Trading:
Equity investments	$375,287	$5,959	$(41,938)	$339,308
Fixed income investments	172,142	3,475	(3,926)	171,691
	$547,429	$9,434	$(45,864)	$510,999

Proceeds from sales of available-for-sale investments were approximately $0.8 million, $3.5 million and $4.3 million in 2012, 2011 and 2010, respectively. Realized gains from our sales of available-for-sale investments were $0.1 million in 2012, $0.1 million in 2011 and $0.5 million in 2010. Realized losses from our sales of available-for-sale investments were $0.1 million in 2012, $0.1 million in 2011 and $0.4 million in 2010. We assess valuation declines to determine the extent to which such declines are fundamental to the underlying investment or attributable to temporary market-related factors. Based on our assessment, we do not believe the declines are other than temporary as of December 31, 2012.

8. Derivative Instruments

We enter into various futures, forwards and swaps to economically hedge certain of our seed money investments. In addition, we have currency forwards that economically hedge certain cash accounts. We do not hold any derivatives designated in a formal hedge relationship under ASC 815-10, Derivatives and Hedging.

The following table presents the notional value, fair value and gains and losses recognized in investment gains (losses) in the consolidated statements of income as of December 31, 2012 and 2011 for derivative instruments not designated as hedging instruments:

	Notional Value	Derivative Assets	Derivative Liabilities	Gains (Losses)
	(in thousands)
December 31, 2012:
Exchange-traded futures	$89,901	$64	$1,598	$(18,291)
Currency forwards	80,445	473	429	(503)
Interest rate swaps	55,435	73	888	(1,358)
Credit default swaps	53,775	457	272	(8,598)
Option swaps	103	83	92	(424)
Total return swaps	90,673	1,475	3,791	(6,470)
Total derivatives	$370,332	$2,625	$7,070	$(35,644)

	Notional Value	Derivative Assets	Derivative Liabilities	Gains (Losses)
	(in thousands)
December 31, 2011:
Exchange-traded futures	$111,447	$127	$2,054	$8,979
Currency forwards	38,330	358	227	453
Interest rate swaps	47,640	136	3,301	(5,585)
Credit default swaps	84,215	2,962	639	676
Total return swaps	38,148	38	1,038	(184)
Total derivatives	$319,780	$3,621	$7,259	$4,339

As of December 31, 2012 and 2011, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our consolidated statements of financial condition. Gains and losses on derivative instruments are reported in investments gains and losses on the consolidated statements of income.

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We take steps to minimize our counterparty exposure through a credit review and approval process. In addition, we executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of December 31, 2012 and 2011, we held $1.5 million and $4.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to each counterparty's credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating (or in some agreements, our AUM) falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of December 31, 2012 and 2011, we delivered $8.4 million and $14.7 million, respectively, of cash collateral into brokerage accounts, which is reported in cash and cash equivalents in our consolidated statements of financial condition.

9. Fair Value

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

Assets Measured at Fair Value on a Recurring Basis

The following table summarizes the valuation of our financial instruments by pricing observability levels as of December 31, 2012 and 2011:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)

Money markets	$170,120	$—	$—	$170,120
U.S. Treasury bills	—	1,537,150	—	1,537,150
U.K. Treasury bills	—	125	—	125
Equity securities
Growth	125,242	—	—	125,242
Value	36,126	—	—	36,126
Multi-asset and asset allocation	59,449	—	—	59,449
Other(1)	39,702	—	—	39,702
Fixed Income securities
Taxable(2)	177,635	1,219	—	178,854
Tax-exempt(3)	5,661	797	—	6,458
Derivatives	64	2,561	—	2,625
Long exchange-traded options	15,087	—	—	15,087
Private equity	7,695	—	76,953	84,648
Total assets measured at fair value	$636,781	$1,541,852	$76,953	$2,255,586

Securities sold not yet purchased
Short equities-corporate	$54,370	$—	$—	$54,370
Short exchange-traded options	9,197	—	—	9,197
Other	271	—	—	271
Derivatives	1,598	5,472	—	7,070
Total liabilities measured at fair value	$65,436	$5,472	$—	$70,908

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)

Money markets	$340,548	$—	$—	$340,548
U.S. Treasury bills	—	1,277,944	—	1,277,944
U.K. Treasury bills	—	119	—	119
Equity securities
Growth	107,802	189	—	107,991
Value	60,096	9	—	60,105
Blend	118,208	—	—	118,208
Other(1)	45,583	—	—	45,583
Fixed Income securities
Taxable(2)	110,062	14,488	—	124,550
Tax-exempt(3)	15,366	743	—	16,109
Other	17	—	—	17
Derivatives	127	3,494	—	3,621
Long exchange-traded options	14,322	—	—	14,322
Private equity	11,592	—	64,466	76,058
Total assets measured at fair value	$823,723	$1,296,986	$64,466	$2,185,175

Securities sold not yet purchased
Short equities-corporate	$34,469	$—	$—	$34,469
Short exchange-traded options	3,567	—	—	3,567
Other	1,271	—	—	1,271
Derivatives	2,054	5,205	—	7,259
Total liabilities measured at fair value	$41,361	$5,205	$—	$46,566

(1)	Primarily long positions in corporate equities traded through our options desk.
(2)	Primarily corporate and government securities.
(3)	Primarily municipal bonds.

Following is a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

•	Money markets: We invest excess cash in various money market funds that are valued based on quoted prices in active markets; these are included in Level 1 of the valuation hierarchy.

•
Treasury bills: We hold United States Treasury Bills, which are primarily segregated in a special reserve bank custody account as required by Rule 15c3-3 of the Exchange Act. We also hold United Kingdom Treasury Bills. These securities are valued based on quoted yields in secondary markets and are included in Level 2 of the valuation hierarchy.

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

•
Derivatives: We hold exchange-traded futures with counterparties that are included in Level 1 of the valuation hierarchy. In addition, we hold currency forward contracts, interest rate swaps, credit default swaps, option swaps and total return swaps with counterparties that are included in Level 2 of the valuation hierarchy.

•	Options: We hold long exchange-traded options that are included in Level 1 of the valuation hierarchy.

•
Private equity: Generally, the valuation of private equity investments owned by our consolidated venture capital fund requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlooks and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. For these reasons, which make the fair value of private equity investments unobservable, equity investments are included in Level 3 of the valuation hierarchy. However, if private equity investments owned by our consolidated venture capital fund become publicly-traded, they are included in Level 1 of the valuation hierarchy. Also, if they contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy. One of our private securities went public in the first quarter of 2011 and, due to a trading restriction period, $3.6 million was transferred from a Level 3 classification to a Level 2 classification. During the second quarter of 2011, the trading restriction period for one of our public securities lapsed, and, as a result, $20.6 million was transferred from a Level 2 classification to a Level 1 classification. During the third quarter of 2011, the trading restriction period for one of our public securities lapsed, and, as a result, $3.7 million was transferred from a Level 2 classification to a Level 1 classification. During the first quarter of 2012, one of our private securities went public and, due to a trading restriction period, $13.5 million was transferred from a Level 3 classification to a Level 2 classification. During the third quarter of 2012, the trading restriction period for one of our public securities lapsed and, as a result, $6.0 million was transferred from a Level 2 classification to a Level 1 classification.

•	Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.

The following table summarizes the change in carrying value associated with Level 3 financial instruments carried at fair value:

	December 31, 2012	December 31, 2011
	(in thousands)

Balance as of beginning of period	$64,466	$59,414
Transfers (out) in, net	(13,548)	(3,588)
Purchases	19,660	10,002
Sales	(1,823)	(214)
Realized gains (losses), net	(7,524)	(3,106)
Unrealized gains (losses), net	15,722	1,958
Balance as of end of period	$76,953	$64,466

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

The following table provides quantitative information about Level 3 fair value measurements:

	Fair Value as of December 31, 2012	Valuation Technique	Unobservable Input	Range
	(in thousands)
Private Equity:
Technology, Media and Telecommunications	$23,256	Market comparable companies	Revenue multiple	2.5 – 6
			Discount rate	18%
			Discount years	1 – 2
Healthcare and Cleantech	$14,871	Market comparable companies	Revenue multiple(1)	0.6 – 62.5
			R&D multiple(1)	1.0 – 30.6
			Discount for lack of marketability and risk factors	40-60%

(1)	The median for the Healthcare and Cleantech revenue multiple is 10.1; the majority of the R&D multiples fall between 4.0 and 11.4.

The significant unobservable inputs used in the fair value measurement of the reporting entities’ venture capital securities in the technology, media and telecommunications areas are enterprise value to revenue multiples and a discount rate to account for the time until the securities are likely monetized and various risk factors. Significant increases (decreases) in the enterprise value to revenue multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement.

The significant unobservable inputs used in the fair value measurement of the reporting entities’ venture capital securities in the healthcare and cleantech areas are enterprise value to revenue multiples, enterprise value to R&D investment multiples, and a discount for lack of marketability and various risk factors. Significant increases (decreases) in the enterprise value to revenue multiple and enterprise value to R&D investment multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in the discount for lack of marketability and various risk factors in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the level of enterprise value to revenue multiple is accompanied by a directionally similar change in the assumption used for the enterprise value to R&D multiple. In addition, a change in the assumption used for the discount for lack of marketability and various risk factors is not correlated to changes in the assumptions used for the enterprise value to revenue multiple or the enterprise value to R&D investment multiple.

We have one private equity investment, which is a venture capital fund (fair value of $29.9 million and unfunded commitment of $12.2 million as of December 31, 2012) investing in communications, consumer, digital media, healthcare and information technology markets. We also have a second private equity investment which is an investment in a private equity fund focused exclusively on the energy sector (fair value of $7.7 million and unfunded commitment of $0.2 million as of December 31, 2012). In addition, one of the investments included in our consolidated private equity fund (fair value of $1.2 million and unfunded commitment of $0.2 million as of December 31, 2012) is a venture capital fund investing in clean energy, resource and energy efficiency and other sustainable industries. The fair value of each of these investments has been estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed.

Assets Measured at Fair Value on a Nonrecurring Basis

There were no impairments recognized for goodwill, intangible assets or other long-lived assets as of December 31, 2012.

10. Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements, net consist of:

	December 31,
	2012	2011
	(in thousands)

Furniture and equipment	$525,292	$564,958
Leasehold improvements	273,433	348,987
	798,725	913,945
Less: Accumulated depreciation and amortization	(602,600)	(640,841)
Furniture, equipment and leasehold improvements, net	$196,125	$273,104

Depreciation and amortization expense on furniture, equipment and leasehold improvements were $52.8 million, $60.9 million and $59.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

During 2012, 2011 and 2010, we recorded $223.0 million, $7.2 million and $101.7 million, respectively, in pre-tax real estate charges. Included in these charges were $41.4 million, $4.6 million and $25.5 million, respectively, worth of leasehold improvements, furniture and equipment we wrote off related to the respective spaces. See Note 3 for further discussion of the real estate charges.

11. Deferred Sales Commissions, Net

The components of deferred sales commissions, net for the years ended December 31, 2012 and 2011 were as follows (excluding amounts related to fully amortized deferred sales commissions):

	December 31,
	2012	2011
	(in thousands)

Carrying amount of deferred sales commissions	$758,127	$660,735
Less: Accumulated amortization	(475,032)	(434,770)
Cumulative CDSC received	(187,665)	(165,966)
Deferred sales commissions, net	$95,430	$59,999

Amortization expense was $40.3 million, $37.7 million and $47.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated future amortization expense related to the December 31, 2012 net asset balance, assuming no additional CDSC is received in future periods, is as follows (in thousands):

2013	$39,560
2014	25,760
2015	20,179
2016	9,312
2017	541
2018	78
$95,430

12. Debt

As of December 31, 2012 and 2011, AllianceBernstein had $323.2 million and $444.9 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.5% and 0.2%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value. Average daily borrowings of commercial paper during 2012 and 2011 were $404.9 million and $273.6 million, respectively, with weighted average interest rates of approximately 0.4% and 0.2%, respectively.

AllianceBernstein has a $1.0 billion committed, unsecured senior revolving credit facility (the “Credit Facility”) with a group of commercial banks and other lenders which matures on January 17, 2017. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the Credit Facility and management expects to draw on the Credit Facility from time to time. AllianceBernstein has agreed to guarantee the obligations of SCB LLC under the Credit Facility.

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. We are in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

Amounts under the Credit Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. Voluntary prepayments and commitment reductions requested by us are permitted at any time without fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the Credit Facility bear interest at a rate per annum, which will be, at our option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AllianceBernstein, plus one of the following indexes: London Interbank Offered Rate; a floating base rate; or the Federal Funds rate.

As of December 31, 2012 and 2011, we had no amounts outstanding under the Credit Facility. During 2012, we did not draw upon the Credit Facility. During 2011, $40.0 million was outstanding for one day in February (with an interest rate of 1.3%) resulting in average daily borrowings of $0.1 million under the Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200.0 million while three lines have no stated limit.

As of December 31, 2012 and 2011, we had no uncommitted bank loans outstanding. Average daily borrowings of uncommitted bank loans during 2012 and 2011 were $18.1 million and $6.4 million, respectively, with weighted average interest rates of approximately 1.3% for both years. In May 2012, AllianceBernstein was named an additional borrower under a $100.0 million SCB uncommitted line of credit. As of December 31, 2012, AllianceBernstein had no loans outstanding. During 2012, $5.0 million was outstanding for one day with an interest rate of 1.4%. In January 2013, AllianceBernstein was named an additional borrower on a second $100.0 million SCB uncommitted line of credit.

13. Commitments and Contingencies

Operating Leases

We lease office space, furniture and office equipment under various operating leases. The future minimum payments under non-cancelable leases, sublease commitments and related payments we are obligated to make, net of sublease commitments of third party lessees to make payments to us, as of December 31, 2012 are as follows:

	Payments	Sublease Receipts	Net Payments
	(in millions)

2013	$139.4	$22.3	$117.1
2014	136.0	24.4	111.6
2015	136.2	24.4	111.8
2016	135.6	24.4	111.2
2017	136.9	24.8	112.1
2018 and thereafter	1,084.4	137.1	947.3
Total future minimum payments	$1,768.5	$257.4	$1,511.1

Office leases contain escalation clauses that provide for the pass through of increases in operating expenses and real estate taxes. Rent expense, which is amortized on a straight-line basis over the life of the lease, was $100.4 million, $121.2 million and $121.5 million, respectively, for the years ended December 31, 2012, 2011 and 2010, net of sublease income of $3.2 million for each of the years ended December 31, 2012, 2011 and 2010. In addition, we accelerated rent of $181.6 million, $2.6 million and $76.2 million in 2012, 2011 and 2010, respectively. See Note 3 for further discussion of the real estate charges.

Legal Proceedings

During the first quarter of 2012, we received a legal letter of claim (the “Letter of Claim”) sent on behalf of a former European pension fund client, alleging that AllianceBernstein Limited (a wholly-owned subsidiary of ours organized in the U.K.) was negligent and failed to meet certain applicable standards of care with respect to the initial investment in and management of a £500 million portfolio of U.S. mortgage-backed securities. The alleged damages range between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. We believe that any losses to this client resulted from adverse developments in the U.S. housing and mortgage market that precipitated the financial crisis in 2008 and not any negligence or failure on our part. We believe that we have strong defenses to these claims, which are set forth in our October 12, 2012 response to the Letter of Claim, and will defend this matter vigorously. Currently, we are unable to estimate a reasonably possible range of loss because the matter remains in its early stages.

In addition to the Letter of Claim, we are involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege significant damages.

In management’s opinion, an adequate accrual has been made as of December 31, 2012 to provide for any probable losses regarding any litigation matters for which we can reasonably estimate an amount of loss. It is reasonably possible that we could incur additional losses pertaining to these matters, but currently we cannot estimate any such additional losses.

Management, after consultation with legal counsel, currently believes that the outcome of any matter that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations, financial condition or liquidity. However, as any inquiry, proceeding or litigation has an element of uncertainty, management cannot determine whether further developments relating to any matter that is pending or threatened, or all of them combined, will have a material adverse effect on our results of operation, financial condition or liquidity in any future reporting period.

Other

During 2009, we entered into a subscription agreement under which we committed to invest up to $35 million, as amended in 2011, in a venture capital fund over a six-year period. As of December 31, 2012, we had funded $22.8 million of this commitment.

During 2010, as general partner of the AllianceBernstein U.S. Real Estate L.P. (the “Real Estate Fund”), we committed to invest $25 million in the Real Estate Fund. As of December 31, 2012, we had funded $8.7 million of this commitment.

During 2012, we entered into an investment agreement under which we committed to invest up to $8 million in an oil and gas fund over a three-year period. As of December 31, 2012, we had funded $7.8 million of this commitment.

14. Net Capital

SCB LLC, a broker-dealer and a member organization of the New York Stock Exchange (“NYSE”), is subject to the Uniform Net Capital Rule 15c3-1 of the Exchange Act. SCB LLC computes its net capital under the alternative method permitted by the rule, which requires that minimum net capital, as defined, equal the greater of $1 million, or two percent of aggregate debit items arising from customer transactions, as defined. As of December 31, 2012, SCB LLC had net capital of $144.4 million, which was $125.9 million in excess of the minimum net capital requirement of $18.5 million. Advances, dividend payments and other equity withdrawals by SCB LLC are restricted by the regulations of the U.S. Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority, Inc., and other securities agencies.

SCBL is a member of the London Stock Exchange. As of December 31, 2012, SCBL was subject to financial resources requirements of $21.6 million imposed by the Financial Services Authority of the United Kingdom and had aggregate regulatory financial resources of $39.0 million, an excess of $17.4 million.

AllianceBernstein Investments serves as distributor and/or underwriter for certain company-sponsored mutual funds. AllianceBernstein Investments is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the SEC. AllianceBernstein Investments’ net capital as of December 31, 2012 was $31.0 million, which was $30.9 million in excess of its required net capital of $0.1 million.

Many of our subsidiaries around the world are subject to minimum net capital requirements by the local laws and regulations to which they are subject. As of December 31, 2012, each of our subsidiaries subject to a minimum net capital requirement satisfied the applicable requirement.

15. Counterparty Risk

Customer Activities

In the normal course of business, brokerage activities involve the execution, settlement and financing of various customer securities trades, which may expose SCB LLC and SCBL to off-balance sheet risk by requiring SCB LLC and SCBL to purchase or sell securities at prevailing market prices in the event the customer is unable to fulfill its contractual obligations.

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

In accordance with industry practice, SCB LLC and SCBL record customer transactions on a settlement date basis, which is generally three business days after trade date. SCB LLC and SCBL are exposed to risk of loss on these transactions in the event of the customer’s or broker’s inability to meet the terms of their contracts, in which case SCB LLC and SCBL may have to purchase or sell financial instruments at prevailing market prices. The risks assumed by SCB LLC and SCBL in connection with these transactions are not expected to have a material adverse effect on AllianceBernstein’s, SCB LLC’s, or SCBL’s financial condition or results of operations.

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

AllianceBernstein enters into various futures, forwards and swaps to economically hedge certain of its seed money investments, as well as currency forwards to hedge certain cash accounts. AllianceBernstein is exposed to credit losses in the event of nonperformance by counterparties to these derivative financial instruments. See Note 8 for further discussion.

16. Qualified Employee Benefit Plans

We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes. Aggregate contributions for 2012, 2011 and 2010 were $13.0 million, $13.7 million and $14.6 million, respectively.

We maintain several defined contribution plans for foreign employees working for our subsidiaries in the United Kingdom, Australia, Japan and other foreign locations outside the United States. Employer contributions are generally consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $6.7 million, $7.7 million and $7.1 million in 2012, 2011 and 2010, respectively.

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

Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not greater than the maximum amount we can deduct for federal income tax purposes. We contributed $4.9 million to the Retirement Plan during 2012. We currently estimate that we will contribute $4.0 million to the Retirement Plan during 2013. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, has not determined the amount, if any, of additional future contributions that may be required.

The Retirement Plan’s projected benefit obligation, fair value of plan assets, and funded status (amounts recognized in the consolidated statements of financial condition) were as follows:

	Years Ended December 31,
	2012	2011
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$94,655	$87,733
Interest cost	4,633	4,627
Actuarial loss	13,481	4,585
Benefits paid	(4,963)	(2,290)
Projected benefit obligation at end of year	107,806	94,655
Change in plan assets:
Plan assets at fair value at beginning of year	63,325	64,627
Actual return on plan assets	8,408	(5,912)
Employer contribution	4,850	6,900
Benefits paid	(4,963)	(2,290)
Plan assets at fair value at end of year	71,620	63,325
Funded status	$(36,186)	$(31,330)

The amounts recognized in other comprehensive income (loss) for 2012 and 2011 were as follows:

	2012	2011
	(in thousands)

Unrecognized net loss from experience different from that assumed and effects of changes and assumptions	$(9,194)	$(15,231)
Unrecognized net plan assets as of January 1, 1987 being recognized over 26.3 years	(143)	(143)
	(9,337)	(15,374)
Income tax (expense) benefit	(126)	332
Other comprehensive loss	$(9,463)	$(15,042)

The amounts included in accumulated other comprehensive income (loss) as of December 31, 2012 and 2011 were as follows:

	2012	2011
	(in thousands)

Unrecognized net loss from experience different from that assumed and effects of changes and assumptions	$(48,264)	$(39,070)
Unrecognized net plan assets as of January 1, 1987 being recognized over 26.3 years	47	190
	(48,217)	(38,880)
Income tax benefit	723	849
Accumulated other comprehensive loss	$(47,494)	$(38,031)

The estimated initial plan assets and amortization of loss for the Retirement Plan that will be amortized from accumulated other comprehensive income over the next year is $47,129 and $1,105,698, respectively. The accumulated benefit obligation for the plan was $107.8 million and $94.7 million, respectively, as of December 31, 2012 and 2011.

The discount rates used to determine benefit obligations as of December 31, 2012 and 2011 (measurement dates) were 4.4% and 5.1%, respectively.

The following benefit payments are expected to be paid as follows (in thousands):

2013	$3,331
2014	3,019
2015	4,822
2016	5,763
2017	4,889
2018-2022	30,153

Net expense under the Retirement Plan consisted of:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)

Interest cost on projected benefit obligations	$4,633	$4,627	$4,600
Expected return on plan assets	(4,969)	(5,133)	(4,453)
Amortization of transition asset	(143)	(143)	(143)
Recognized actuarial loss	848	399	262
Net pension expense (benefit)	$369	$(250)	$266

Actuarial computations used to determine net periodic costs were made utilizing the following weighted-average assumptions:

	Years Ended December 31,
	2012	2011	2010

Discount rate on benefit obligations	5.10%	5.50%	6.05%
Expected long-term rate of return on plan assets	8.00	8.00	8.00

The Retirement Plan’s asset allocation percentages consisted of:

	December 31,
	2012	2011

Equity securities	67%	62%
Debt securities	28	28
Real estate	2	10
Cash	3	—
	100%	100%

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

See Note 9 for a description of how we measure the fair value of our plan assets. The following table summarizes the valuation of our Retirement Plan assets by pricing observability levels as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash	$2,197	$—	$—	$2,197
Fixed income mutual funds	22,135	—	—	22,135
Equity mutual fund	12,356	—	—	12,356
Equity securities	23,933	—	—	23,933
Equity private investment trusts	—	10,999	—	10,999
Total assets measured at fair value	$60,621	$10,999	$—	$71,620

During 2012, the Retirement Plan invested in two fixed income mutual funds. Both funds seek to generate income consistent with preservation of capital. One mutual fund invests in a portfolio of fixed income securities of U.S. and non-U.S. companies and U.S. and non-U.S. government securities and supranational entities, including lower-rated securities. The second fund invests in a broad range of fixed income securities in both developed and emerging markets with a range of maturities from short- to long-duration.

The Retirement Plan also invested in separate equity and fixed income mutual funds which seek to moderate the volatility of equity and fixed income oriented asset allocation over the long term, as part of an investor’s overall asset allocation managed by AllianceBernstein.

The Retirement Plan invested in a multi-style, multi-cap integrated portfolio adding incremental U.S. equity diversification to its value and growth equity selections, designed to deliver a long-term premium to the S&P 500 with greater consistency across a range of market environments.

Finally, the Retirement Plan invested in two equity private investment trusts. One trust invests primarily in equity securities of non-U.S. companies located in emerging market countries, while the other trust invests in equity securities of established non-U.S. companies located in the countries comprising the MSCI EAFE Index, plus Canada.

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

During 2011, the Retirement Plan invested in a real estate mutual fund which is an open-end fund that seeks total return from long-term growth of capital and income. Typically the mutual fund invests at least 80% of its net assets in real estate investment trusts and other real estate industry companies. The mutual fund is subject to certain risks associated with the direct ownership of real estate and with the real estate industry in general. To the extent that assets underlying the mutual fund’s investments are concentrated geographically, by property type or in certain other respects, the mutual fund may be subject to additional risks.

The Retirement Plan also invested in two fixed income mutual funds. One of the mutual funds seeks to provide safety of principal and a moderate rate of income that is subject to taxes. Typically the mutual funds invest at least 80% of their net assets in securities rated A or better by national rating agencies. The other fixed income mutual fund seeks to generate current income consistent with preservation of capital. The mutual fund invests in debt securities with a range of maturities from short- to long-duration in both developed and emerging markets.

The Retirement Plan invested in two equity mutual funds. One equity mutual fund seeks long-term growth of capital through the pursuit of opportunistic growth by investing in a global universe of companies in multiple industries that may benefit from innovation. The second mutual fund’s objective is to maximize real return, which equals total return less the estimated effect of inflation. The mutual fund invests principally in instruments that are affected directly or indirectly by the level and change in rate of inflation.

Finally the Retirement Plan invested in two equity private investment trusts. One of these trusts invests primarily in equity securities of companies located around the world, while the other invests primarily in equity securities of non-U.S. companies located in emerging market countries.

The government securities held by the Retirement Plan consist of United States Treasury Bills and Agency Discount notes.

We provide postretirement medical benefits which allow retirees between the ages of 55 and 65 meeting certain service requirements, at their election, to continue to participate in our group medical program by paying 100% of the applicable group premium. Retirees older than 65 may also continue to participate in our group medical program, but are required to pay the full expected cost of benefits. To the extent that retirees’ medical costs exceed premiums paid, we incur the cost of providing a post-retirement medical benefit. During 2012, our net periodic benefit cost was $0.8 million, and our aggregate benefit obligation as of December 31, 2012 was $7.5 million.

17. Long-term Incentive Compensation Plans

We maintain an unfunded, non-qualified incentive compensation program known as the AllianceBernstein 2012 Incentive Compensation Award Program (the “Incentive Compensation Program”), under which annual awards may be granted to eligible employees. See Note 2. Summary of Significant Accounting Policies – Long-term Incentive Compensation Plans’ for a discussion of the award provisions.

Under the Incentive Compensation Program, we made awards in 2012, 2011 and 2010 aggregating $150.1 million, $159.9 million and $275.6 million, respectively. The amounts charged to employee compensation and benefits for the years ended December 31, 2012, 2011 and 2010 were $151.4 million, $654.3 million (which includes $509.1 million of the one-time, non-cash compensation charge) and $207.9 million, respectively.

During 2005, we established the AllianceBernstein Financial Advisor Wealth Accumulation Plan (“Wealth Accumulation Plan”), a voluntary unfunded, non-qualified incentive plan. The Wealth Accumulation Plan was established to attract, motivate and retain eligible employees expected to make significant contributions to the future growth and success of Bernstein Global Wealth Management, the unit of AllianceBernstein that services private clients. Participants designate the percentage of their awards to be notionally invested in Holding Units or certain of our investment services. No more than 50% of the award may be notionally invested in Holding Units. Prior to the changes made to incentive compensation awards in the fourth quarter of 2011 (see Note 2, “Summary of Significant Accounting Policies – Long-term Incentive Compensation Plans”), all awards vested annually on a pro rata basis over the term of the award. There have been no awards granted under this plan since 2009. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2012, 2011 and 2010 were $(0.5) million, $25.5 million (which includes $24.8 million of the one-time, non-cash compensation charge) and $8.5 million, respectively.

18. Compensatory Unit Awards and Option Plans

Effective as of July 1, 2010, we established the AllianceBernstein 2010 Long Term Incentive Plan, as amended (“2010 Plan”), which was adopted by Holding Unitholders at a special meeting of Holding Unitholders held on June 30, 2010. Since the 2010 Plan was adopted, the following forms of awards have been available for grant to employees and Eligible Directors: (i) restricted Holding Units or phantom restricted Holding Units (a “phantom” award is a contractual right to receive Holding Units at a later date or upon a specified event); (ii) options to buy Holding Units; and (iii) other Holding Unit-based awards (including, without limitation, Holding Unit appreciation rights and performance awards). The purpose of the 2010 Plan is to promote the interest of AllianceBernstein by: (i) attracting and retaining talented officers, employees and directors, (ii) motivating such officers, employees and directors by means of performance-related incentives to achieve longer-range business and operational goals, (iii) enabling such officers, employees and directors to participate in the long-term growth and financial success of AllianceBernstein, and (iv) aligning the interests of such officers, employees and directors with those of Holding Unitholders. The 2010 Plan will expire on June 30, 2020, and no awards under the 2010 Plan will be made after that date. Under the 2010 Plan, the aggregate number of Holding Units with respect to which awards may be granted is 60.0 million, including no more than 30.0 million newly-issued Holding Units.

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

The 2010 Plan was further amended by the Board in May 2012, when the Board authorized management to reacquire on the open market or otherwise all 60.0 million Holding Units available for awards under the 2010 Plan (less one Holding Unit for every newly-issued Holding Unit already awarded under the 2010 Plan), while maintaining the 30.0 million Holding Unit limitation on newly-issued Holding Units available for awards under the 2010 Plan.

As of December 31, 2012, 210,591 options to buy Holding Units had been granted and 24,563,327 Holding Units, net of forfeitures, were subject to other Holding Unit awards made under the 2010 Plan. Holding Unit-based awards (including options) in respect of 35,226,082 Holding Units were available for grant as of December 31, 2012.

In 1997, we established the 1997 Long Term Incentive Plan (“1997 Plan”), under which options to buy Holding Units, restricted Holding Units and phantom restricted Holding Units, performance awards, and other Holding Unit-based awards were available for grant to key employees and Eligible Directors of the General Partner for terms established at the time of grant (generally 10 years). Options granted to employees are generally exercisable at a rate of 20% of the Holding Units subject to such options on each of the first five anniversary dates of the date of grant; options granted to Eligible Directors are generally exercisable at a rate of 33.3% of the Holding Units subject to such options on each of the first three anniversary dates of the date of grant. Restricted Holding Units awarded to Eligible Directors vest on the third anniversary of the grant date or immediately upon a director’s resignation. Restricted Holding Units awarded to our CEO (as described below under “Restricted Holding Unit Awards”) vest 20% on each of the first five anniversary dates of the grant date. Restricted Holding Units awarded under the Incentive Compensation Program vest 25% on December 1st of the subsequent four years. The 1997 Plan expired on July 26, 2010.

Option Awards

Options to buy Holding Units (including grants to Eligible Directors) were granted as follows: 114,443 options were granted during 2012, 70,238 options were granted during 2011 and 387,661 options were granted during 2010. The weighted average fair value of options to buy Holding Units granted during 2012, 2011 and 2010 was $3.67, $5.98 and $6.18, respectively, on the date of grant, determined using the Black-Scholes option valuation model with the following assumptions:

	2012	2011	2010

Risk-free interest rate	0.7%	1.9%	2.2 – 2.3%
Expected cash distribution yield	6.2%	5.4%	7.2 – 8.2%
Historical volatility factor	49.2%	47.3%	46.2 – 46.6%
Expected term	6.0 years	6.0 years	6.0 years

Due to a lack of sufficient historical data, we have chosen to use the simplified method to calculate the expected term of options.

The following table summarizes the activity in our option plan during 2012:

	Options to Buy Holding Units	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2011	8,994,229	$39.63	6.4
Granted	114,443	14.58
Exercised	—	—
Forfeited	(11,500)	33.18
Expired	(543,827)	32.34
Outstanding as of December 31, 2012	8,553,345	39.77	5.8	$—
Exercisable as of December 31, 2012	4,237,915	33.85	5.7	—
Vested or expected to vest as of December 31, 2012	8,553,345	39.77	5.8	—

The aggregate intrinsic value as of December 31, 2012 on options outstanding, exercisable and expected to vest is negative, and is therefore presented as zero in the table above. The total intrinsic value of options exercised during 2012, 2011 and 2010 was zero, $0.4 million and $5.6 million, respectively.

Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the options awarded (determined using the Black-Scholes option valuation model) and is recognized over the required service period. We recorded compensation expense relating to option grants of $1.2 million, $36.4 million (which includes $35.2 million of the one-time, non-cash compensation charge) and $9.1 million, respectively, for the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, there was $0.2 million of compensation cost related to unvested option grants not yet recognized in the consolidated statement of income. The remaining cost is expected to be recognized during the first half of 2013.

Restricted Holding Unit Awards

In 2012, 2011 and 2010, restricted Holding Units were awarded to Eligible Directors. These Holding Units give the Eligible Directors, in most instances, all the rights of other Holding Unitholders subject to such restrictions on transfer as the Board may impose. We awarded 28,812, 19,313 and 5,275 restricted Holding Units, respectively, in 2012, 2011 and 2010 with grant date fair values of $14.58, $21.75 and $28.46, respectively, per restricted Holding Unit. All of the restricted Holding Units vest on the third anniversary of grant date or immediately upon a director’s resignation. We fully expensed these awards on each grant date. We recorded compensation expense relating to these awards of $0.4 million, $0.4 million and $0.2 million, respectively, for the years ended December 31, 2012, 2011 and 2010.

In connection with the commencement of Mr. Kraus’s employment as our CEO on December 19, 2008, he was granted 2,722,052 restricted Holding Units with a grant date fair value of $19.20. Subject to accelerated vesting provisions in Mr. Kraus’s employment agreement, his restricted Holding Units vest ratably on each of the first five anniversaries of December 19, 2008, commencing December 19, 2009, provided, with respect to each installment, Mr. Kraus continues to be employed by AllianceBernstein on the vesting date. Mr. Kraus’s service requirement was not impacted by the changes to the employee long-term incentive compensation award program in the fourth quarter of 2011. During June 2012, Mr. Kraus entered into an agreement (the “Extended Employment Agreement”) pursuant to which Mr. Kraus will continue to serve as our CEO from January 3, 2014, the day following the end of the term of his initial employment agreement, until January 2, 2019 (the “Extended Employment Term”), unless the Extended Employment Agreement is terminated in accordance with its terms. In connection with the signing of the Extended Employment Agreement, Mr. Kraus was granted 2,722,052 restricted Holding Units, vesting ratably over the Extended Employment Term. Under U.S. GAAP, the compensation expense for the Holding Unit award under the Extended Employment Agreement of $33.1 million (based on the $12.17 grant date Holding Unit price) must be amortized on a straight-line basis over 6.5 years, beginning on the grant date. As a result, even though Mr. Kraus will not receive any incremental cash compensation or cash distributions related to the restricted Holding Unit award pursuant to the Extended Employment Agreement prior to its commencement on January 3, 2014, we incurred $2.5 million of incremental compensation expense during the second half of 2012 and will incur $5.1 million of such expense for the full year 2013. We recorded compensation expense relating to the CEO restricted Holding Unit grants of $13.0 million, $10.5 million and $10.5 million, respectively, for each of the years ended December 31, 2012, 2011 and 2010.

In 1993, we established the Century Club Plan, under which employees of AllianceBernstein whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds and who meet certain sales targets, are eligible to receive an award of restricted Holding Units. Awards granted prior to December 2010 vested ratably over three years and subsequent awards vest ratably over four years. The service requirement for Century Club participants was impacted by the amendment to the employee long-term incentive compensation award program in the fourth quarter of 2011. We awarded 47,450, 57,828 and 95,531 restricted Holding Units in 2012, 2011 and 2010, respectively. The grant date fair values of these awards were $17.91 in 2012, $13.38 in 2011 and $27.45 and $23.72 in 2010 per Holding Unit. We recorded compensation expense relating to the Century Club Plan grants of $0.7 million, $3.0 million (which includes $2.2 million of the one-time, non-cash compensation charge) and $1.2 million, respectively, for the years ended December 31, 2012, 2011 and 2010.

Beginning in 2009, we awarded restricted Holding Units under the Incentive Compensation Program (see Note 17). We awarded 8,671,253 (all of which were granted in January 2012 for 2011 year-end awards) in 2012 and 11,594,207 restricted Holding Units in 2010 with grant date fair values of $14.90 in 2012 and ranging between $23.72 and $32.06 in 2010 per restricted Holding Unit.

We also award restricted Holding Units in connection with certain employment and separation agreements with vesting schedules ranging between two to five years. The fair value of the restricted Holding Units is amortized over the required service period as employee compensation expense. We awarded 630,630, 1,649,973 and 1,369,751 Holding Units in 2012, 2011 and 2010, respectively, with grant date fair values ranging between $12.13 and $17.58 in 2012, $16.29 and $22.71 in 2011 and $23.72 and $28.37 in 2010 per restricted Holding Unit. We recorded compensation expense relating to restricted Holding Unit grants in connection with certain employment and separation agreements of $20.1 million, $32.9 million (which includes $15.8 million of the one-time, non-cash compensation charge) and $23.2 million, respectively, for the years ended December 31, 2012, 2011 and 2010.

The following table summarizes the activity of unvested restricted Holding Units during 2012:

	Holding Units	Weighted Average Grant Date Fair Value per Holding Unit

Unvested as of December 31, 2011	15,574,191	$23.88
Granted	12,099,291	14.48
Vested	(8,507,437)	21.65
Forfeited	(728,556)	20.67
Unvested as of December 31, 2012	18,437,489	18.79
The total grant date fair value of restricted Holding Units that vested during 2012, 2011 and 2010 was $184.2 million, $140.2 million and $73.4 million, respectively. As of December 31, 2012, there was $59.3 million of compensation cost related to unvested restricted Holding Unit awards granted and not yet recognized in the consolidated statement of income. The cost is expected to be recognized over a weighted average period of 4.0 years.

19. Units Outstanding

Changes in units outstanding for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011

Outstanding as of January 1,	277,847,588	278,115,232
Options exercised	—	86,543
Units issued	—	—
Units retired	(246,687)	(354,187)
Units forfeited	—	—
Outstanding as of December 31,	277,600,901	277,847,588

During 2012 and 2011, we purchased 246,687 and 354,187 AllianceBernstein Units, respectively, in private transactions and retired them.

20. Income Taxes

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

In order to preserve AllianceBernstein’s status as a private partnership for federal income tax purposes, AllianceBernstein Units must not be considered publicly traded. The AllianceBernstein Partnership Agreement provides that all transfers of AllianceBernstein Units must be approved by AXA Equitable Life Insurance Company (a wholly-owned subsidiary of AXA, “AXA Equitable”) and the General Partner; AXA Equitable and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in relevant treasury regulations. If AllianceBernstein Units were considered readily tradable, AllianceBernstein’s net income would be subject to federal and state corporate income tax, reducing its quarterly distribution to Holding. Furthermore, should AllianceBernstein enter into a substantial new line of business, Holding, by virtue of its ownership of AllianceBernstein, would lose its status as a “grandfathered” publicly-traded partnership and would become subject to corporate income tax, which would reduce materially Holding’s net income and its quarterly distributions to Holding unitholders.

Earnings (loss) before income taxes and income tax expense consist of:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)

Earnings (loss) before income taxes:
United States	$177,347	$(120,159)	$382,463
Foreign	25,018	(88,310)	83,159
Total	$202,365	$(208,469)	$465,622
Income tax expense:
Partnership UBT	$2,626	$8,737	$10,363
Corporate subsidiaries:
Federal	2,367	10,600	2,570
State and local	541	1,772	1,401
Foreign	8,852	11,411	25,144
Current tax expense	14,386	32,520	39,478
Deferred tax (benefit)	(622)	(29,422)	(955)
Income tax expense	$13,764	$3,098	$38,523

The principal reasons for the difference between the effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31,
	2012		2011		2010
	(in thousands)

UBT statutory rate	$8,095	4.0%	$(8,339)	4.0%	$18,625	4.0%
Corporate subsidiaries’ federal, state, local and foreign income taxes	12,548	6.2	2,998	(1.4)	25,544	5.5
Effect of ASC 740 adjustments, miscellaneous taxes, and other	(9,665)	(4.8)	2,560	(1.3)	1,445	0.3
Income not taxable resulting from use of UBT business apportionment factors and effect of compensation charge	2,786	1.4	5,879	(2.8)	(7,091)	(1.5)
Income tax expense and effective tax rate	$13,764	6.8	$3,098	(1.5)	$38,523	8.3

Income tax expenses increased $10.7 million, or 344.3%, in 2012 compared to 2011. The increase was primarily due to higher operating income in 2012 (in large part due to the 2011 compensation charge offset by the 2012 real estate charges), partially offset by the UBT tax benefit recorded in the third quarter of 2012 ($5.7 million). In the third quarter of 2012, application of the New York City tax law that sources various types of receipts from services performed by registered brokers and dealers of securities and commodities for purposes of apportioning income resulted in a reduction of our rate of tax for the current year and to the rate of tax that we expect to pay in the future. As a result, we recognized a $5.7 million tax benefit in the third quarter of 2012 relating to our full year 2011 and nine months 2012 UBT.

Income tax expenses decreased $35.4 million, or 92.0%, in 2011 compared to 2010. Prior to the fourth quarter 2011 compensation charge of $587.1 million, our estimate of our full year 2011 effective tax rate was 7.1%. As a result of the  compensation charge, as well as the immediate recognition of the 2011 long-term incentive compensation awards, we had a fourth quarter 2011 effective tax rate of 3.8% (pre-tax loss of $540.2 million and income tax benefit of $20.3 million that resulted in a full-year 2011 pre-tax loss of $208.5 million and income tax expense of $3.1 million). The compensation charge resulted in a one-time change to the historical mix of business between AllianceBernstein, which incurs a 4.0% UBT, and its corporate subsidiaries that incur corporate level income taxes. In addition, the recorded tax benefit associated with the future deliveries of vested Holding Units was based on the current market value in most jurisdictions, which was lower than the grant price of the awards included in the compensation charge. Both contributed to us incurring tax expense of $3.1 million rather than a benefit at the full year estimated effective tax rate of 7.1%.

We recognize the effects of a tax position in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based solely on its technical merits. In making this assessment, we assume that the taxing authority will examine the tax position and have full knowledge of all relevant information.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)

Balance as of beginning of period	$4,028	$5,326	$7,365
Additions for prior year tax positions	158	190	-
Reductions for prior year tax positions	-	-	-
Additions for current year tax positions	918	761	823
Reductions for current year tax positions	-	-	-
Reductions related to closed years/settlements with tax authorities	(1,432)	(2,249)	(2,862)
Balance as of end of period	$3,672	$4,028	$5,326

The amount of unrecognized tax benefits as of December 31, 2012, 2011 and 2010 when recognized, is recorded as a reduction to income tax expense and reduces the company’s effective tax rate.

Interest and penalties, if any, relating to tax positions are recorded in income tax expense on the consolidated statements of income. The total amount of interest expense (credit) recorded in income tax expense during 2012, 2011 and 2010 was $(0.3) million, $(0.2) million and $(0.1) million, respectively. The total amount of accrued interest recorded on the consolidated statements of financial condition as of December 31, 2012, 2011 and 2010 are $0.2 million, $0.5 million and $0.7 million, respectively. There were no accrued penalties as of December 31, 2012, 2011 or 2010.

The company is generally no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for any year prior to 2009, except as set forth below.

The Internal Revenue Service (“IRS”) initiated an examination of our domestic corporate subsidiaries’ federal tax returns for the years 2008 through 2010 in the fourth quarter of 2011. This examination was completed in 2012 and we have received notification that the IRS has accepted our tax returns as filed.

In addition, examinations of five of AllianceBernstein’s domestic corporate subsidiaries were initiated in 2010 and 2011 by state and local taxing authorities. Two of these examinations were closed in 2012 with no change to our tax filings and one of these audits was settled for $0.2 million and the remaining reserves were released. An assessment has been received for the fourth audit for years 2007 through 2010. This matter remains in the appeal stage and we do not believe an increase in the existing reserve is necessary. The fifth audit remains in progress and we do not believe an increase in the reserve is necessary.

The Canadian Revenue Agency continues their examination of AllianceBernstein’s Canadian subsidiary tax returns for the years 2005 through 2007. We have been advised verbally that there will be no change to the tax filing for the year 2005. An initial assessment has been made by the Canadian Revenue Agency with respect to years 2006 and 2007. The assessment is being challenged and remains in the appeal stage. We do not believe an increase to the reserve is necessary. Currently, there are no other income tax examinations at our significant non-U.S. subsidiaries except as noted above. Years that remain open and may be subject to examination vary under local law, and range from one to seven years.

During the third quarter of 2011, the City of New York notified us of an examination of AllianceBernstein’s UBT returns for the years 2007 and 2008. The examination was started in the fourth quarter of 2012 and remains in progress. We do not believe an increase in the reserve is necessary.

Since there are no significant examinations for the years 2009 and forward it is our opinion that there will not be any recognition of unrecognized tax benefits. However, adjustment to the reserve could occur in light of changing facts and circumstances with respect to any future examinations.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the net deferred tax asset (liability) is as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax asset:
Differences between book and tax basis:
Benefits from net operating loss carryforwards	$15,352	$5,138
Long-term incentive compensation plans	28,340	35,716
Other, primarily accrued expenses deductible when paid	12,825	14,398
	56,517	55,252
Less: valuation allowance	(12,789)	(5,138)
Deferred tax asset	43,728	50,114
Deferred tax liability:
Differences between book and tax basis:
Intangible assets	6,971	14,325
Translation adjustment	8,655	9,413
Other, primarily undistributed earnings of certain foreign subsidiaries	—	330
Deferred tax liability	15,626	24,068
Net deferred tax asset	$28,102	$26,046

Valuation allowances of $12.8 million and $5.1 million were established during 2012 and 2011, respectively, due to the uncertainty of realizing certain net operating loss (“NOL”) carryforwards given the future losses expected to be incurred by the applicable subsidiaries. We had NOL carryforwards at December 31, 2012 of approximately $73.7 million in certain foreign locations with an indefinite expiration period.

The deferred tax asset is included in other assets. Management has determined that realization of the deferred tax asset is more likely than not based on anticipated future taxable income.

The company provides income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the United States. As of December 31, 2012, $619.9 million of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested. At existing applicable income tax rates, additional taxes of approximately $24.1 million, net of foreign tax credits, would need to be provided if such earnings were remitted.

21. Business Segment Information

Management has assessed the requirements of ASC 280, Segment Reporting, and determined that, because we utilize a consolidated approach to assess performance and allocate resources, we have only one operating segment. Enterprise-wide disclosures as of and for the years ended December 31, 2012, 2011 and 2010, were as follows:

Services

Net revenues derived from our investment management, research and related services were as follows:

	Years Ended December 31,
	2012	2011	2010
	(in millions)

Institutions	$485	$617	$765
Retail	1,193	1,093	1,069
Private client	586	652	651
Bernstein research services	414	437	431
Other	62	(47)	37
Total revenues	2,740	2,752	2,953
Less: Interest expense	3	2	4
Net revenues	$2,737	$2,750	$2,949

Our AllianceBernstein Global High Yield Portfolio, an open-end fund incorporated in Luxembourg (ACATEUH: LX), generated approximately 12%, 10% and 7% of our investment advisory and service fees and 13%, 11% and 8% of our net revenues during 2012, 2011 and 2010, respectively.

Geographic Information

Net revenues and long-lived assets, related to our U.S. and international operations, as of and for the years ended December 31, were:

	2012	2011	2010
	(in millions)
Net revenues:
United States	$1,700	$1,725	$1,933
International	1,037	1,025	1,016
Total	$2,737	$2,750	$2,949
Long-lived assets:
United States	$3,363	$3,403	$3,448
International	52	74	74
Total	$3,415	$3,477	$3,522

Major Customers

Company-sponsored mutual funds are distributed to individual investors through broker-dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries. Certain subsidiaries of AXA, including AXA Advisors, LLC, have entered into selected dealer agreements with AllianceBernstein Investments and have been responsible for 4%, 1% and 2% of our open-end mutual fund sales in 2012, 2011 and 2010, respectively. During 2012, Hong Kong and Shanghai Banking Corporation (HSBC), UBS AG and Citigroup (or their respective subsidiaries) were responsible for approximately 13%, 10% and 6%, respectively, of our open-end mutual fund sales. Neither AXA nor these unaffiliated companies are under any obligation to sell a specific amount of AllianceBernstein Fund shares and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations.

AXA and the general and separate accounts of AXA Equitable (including investments by the separate accounts of AXA Equitable in the funding vehicle EQ Advisors Trust) accounted for approximately 4%, 4% and 5% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. No single institutional client other than AXA and its subsidiaries accounted for more than 1% of total revenues for the years ended December 31, 2012, 2011 and 2010.

22. Related Party Transactions

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

	Years Ended December 31,
	2012	2011	2010
	(in thousands)

Investment advisory and services fees	$885,669	$840,165	$778,284
Distribution revenues	400,763	351,621	338,597
Shareholder servicing fees	89,117	91,931	93,148
Other revenues	5,127	5,643	5,726
Bernstein research services	133	66	121

AXA and its Subsidiaries

We provide investment management and certain administration services to AXA and its subsidiaries. In addition, AXA and its subsidiaries distribute company-sponsored mutual funds, for which they receive commissions and distribution payments. Sales of company-sponsored mutual funds through AXA and its subsidiaries, excluding cash management products, aggregated approximately $1.7 billion, $0.4 billion and $0.5 billion for the years ended December 31, 2012, 2011 and 2010, respectively. Also, we are covered by various insurance policies maintained by AXA subsidiaries and we pay fees for technology and other services provided by AXA and its subsidiaries. Aggregate amounts included in the consolidated financial statements for transactions with AXA and its subsidiaries are as follows:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Revenues:
Investment advisory and services fees	$113,076	$114,266	$135,004
Bernstein research services	982	802	492
Distribution revenues	943	—	—
Other revenues	599	599	583
	$115,600	$115,667	$136,079
Expenses:
Commissions and distribution payments to financial intermediaries	$7,924	$7,411	$8,896
General and administrative	19,779	22,191	21,256
Other	1,550	1,467	264
	$29,253	$31,069	$30,416
Balance Sheet:
Institutional investment advisory and services fees receivable	$7,878	$9,004	$18,654
Prepaid insurance	1,342	1,411	1,199
Other due (to) from AXA and its subsidiaries	(3,732)	(4,319)	(4,732)
	$5,488	$6,096	$15,121

During the first quarter of 2011, AXA sold its 50% interest in our consolidated Australian joint venture to an unaffiliated third party as part of a larger transaction. On March 31, 2011, we purchased that 50% interest from the unaffiliated third party making our Australian entity an indirect wholly-owned subsidiary. Investment advisory and services fees earned by this company were approximately $8.5 million for the first three months of 2011 and $37.1 million for the year ended December 31, 2010, of which approximately $3.0 million and $12.8 million, respectively, were from AXA affiliates and are included in the table above. Minority interest recorded for this company was $0.4 million for the first three months of 2011 and $3.6 million for the year ended December 31, 2010.

AllianceBernstein Venture Fund I, L.P. was launched during 2006. It seeks to achieve its investment objective, which is long-term capital appreciation through equity and equity-related investments, by acquiring early-stage growth companies in private transactions. One of our subsidiaries is the general partner of the fund and, as a result, the fund is included in our consolidated financial statements, with approximately $47 million, $59 million and $101 million of investments on the consolidated statements of financial condition as of December 31, 2012, 2011 and 2010, respectively. AXA Equitable holds a 10% limited partnership interest in this fund.

We maintain an unfunded, non-qualified long-term incentive compensation plan known as the Capital Accumulation Plan and also have assumed obligations under contractual unfunded long-term incentive compensation arrangements covering certain executives (“Contractual Arrangements”). The Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made. The Board may terminate the Capital Accumulation Plan at any time without cause, in which case our liability would be limited to benefits that have vested. Payment of vested benefits under both the Capital Accumulation Plan and the Contractual Arrangements will generally be made over a ten-year period commencing at retirement age. The General Partner is obligated to make capital contributions to AllianceBernstein in amounts equal to benefits paid under the Capital Accumulation Plan and the Contractual Arrangements. Amounts paid by the General Partner to AllianceBernstein for the Capital Accumulation Plan and the Contractual Arrangements for the years ended December 31, 2012, 2011 and 2010 was $4.4 million, $4.8 million and $4.9 million, respectively.

Other Related Parties

The consolidated statements of financial condition include a net receivable from Holding as a result of cash transactions for fees and expense reimbursements. The net receivable balance included in the consolidated statements of financial condition as of December 31, 2012, 2011 and 2010 was $6.1 million, $2.5 million and $0.9 million, respectively.

23. Acquisitions

On October 1, 2010, we acquired SunAmerica’s alternative investment group, an experienced team that manages a portfolio of hedge fund and private equity fund investments. The purchase price of this acquisition, accounted for under ASC 805, Business Combinations, was $49.0 million, consisting of $14.3 million of cash payments, $2.5 million of assumed deferred compensation liabilities and $32.2 million of net contingent consideration payable. The net contingent consideration payable consists of the net present value of three annual payments of $1.5 million to SunAmerica based on its assets under management transferred to us in the acquisition and the net present value of projected revenue sharing payments of $35.5 million based on projected newly-raised assets under management by the acquired group. This contingent consideration payable was offset by $4.1 million of performance-based fees earned in 2010 determined to be pre-acquisition consideration. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $46.1 million of goodwill. During 2012 and 2011, no adjustments were made to the contingent consideration payable.

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

On May 31, 2011, we acquired Pyrander Capital Management, LLC, an investment management company jointly owned by Caxton Associates L.P. (“Caxton”) and Kurt Feuerman, a Caxton portfolio manager. We hired Mr. Feuerman and members of his team from Caxton, and acquired investment management contracts of the investment vehicles the team managed. The purchase price of this acquisition, accounted for under ASC 805, Business Combinations, was $10.2 million, consisting of $5.5 million of cash payments, $4.4 million payable in 2012 and 2013 (if Mr. Feuerman remains with the company) and a miscellaneous liability of $0.3 million. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $5.7 million of goodwill. We also recorded $2.5 million of indefinite-lived intangible assets relating to the acquired fund’s investment management contracts and $2.0 million of definite-lived intangible assets relating to separately managed account relationships. Mr. Feuerman also received two restricted Holding Unit awards; one with a three-year service condition (the award was amended in December 2011 to eliminate the service condition) and one with a five-year service condition (with three specific service dates) and performance conditions (with three specific assets under management targets, later amended to two). As a result of the service conditions at the time of the acquisition, for accounting purposes these awards are considered compensation expense, not part of the purchase price. Also, we were contingently liable to pay Caxton up to an additional $4.4 million if Mr. Feuerman meets all of his service conditions and performance targets. As of December 31, 2012, we accrued $1.5 million of this liability to Caxton due to an amendment to the acquisition agreement eliminating the first of Mr. Feuerman’s three performance targets.

On November 30, 2011, we acquired Taiwan International Investment Management Co. (“TIIM”) to expand our business in the Taiwanese market. The purchase price of this acquisition, accounted for under ASC 805, Business Combinations, was a cash payment of $15.0 million, net of cash acquired. The valuation of the fair value of assets and liabilities acquired had been determined provisionally as of December 31, 2011. The excess of the purchase price over the current fair value of identifiable net assets acquired resulted in the recognition of $9.8 million of goodwill as of December 31, 2011. The valuation was completed in the first quarter of 2012. As a result, intangible assets relating to customer relationships of $0.3 million were recognized retrospectively as of December 31, 2011 with a corresponding reduction in goodwill.

The 2010 and 2011 acquisitions have not had a significant impact on 2012, 2011 or 2010 revenues and earnings. As a result, we have not provided supplemental pro forma information.

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

25. Quarterly Financial Data (Unaudited)

	Quarters Ended 2012
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

Net revenues	$704,607	$708,158	$642,163	$681,809
Net income (loss) attributable to AllianceBernstein Unitholders	$71,699	$(44,246)	$74,185	$87,278
Basic net income (loss) per AllianceBernstein Unit(1)	$0.26	$(0.16)	$0.26	$0.31
Diluted net income (loss) per AllianceBernstein Unit(1)	$0.26	$(0.16)	$0.26	$0.31
Cash distributions per AllianceBernstein Unit(2)(3)	$0.38	$0.41	$0.26	$0.31

	Quarters Ended 2011
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

Net revenues	$624,978	$641,529	$727,994	$755,390
Net (loss) income attributable to AllianceBernstein Unitholders	$(516,360)	$90,981	$114,139	$136,472
Basic net (loss) income per AllianceBernstein Unit(1)	$(1.84)	$0.32	$0.41	$0.49
Diluted net (loss) income per AllianceBernstein Unit(1)	$(1.84)	$0.32	$0.41	$0.48
Cash distributions per AllianceBernstein Unit(2)(4)	$0.17	$0.32	$0.41	$0.48

(1)
Basic and diluted net income (loss) per unit are computed independently for each of the periods presented. Accordingly, the sum of the quarterly net income (loss) per unit amounts may not agree to the total for the year.

(2)	Declared and paid during the following quarter.
(3)	The third and fourth quarter 2012 distributions exclude the impact of non-cash real estate charges of $168.1 million and $38.9 million, respectively.
(4)	The fourth quarter 2011 distribution excludes the impact of the $587.1 million one-time, non-cash long-term incentive compensation charge.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Neither AllianceBernstein nor Holding had any changes in or disagreements with accountants in respect of accounting or financial disclosure.

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of Holding’s and AllianceBernstein’s internal control over financial reporting as of December 31, 2012. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“COSO criteria”).

Based on its assessment, management concluded that, as of December 31, 2012, each of Holding and AllianceBernstein maintained effective internal control over financial reporting based on the COSO criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the 2012 financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of each of Holding’s and AllianceBernstein’s internal control over financial reporting as of December 31, 2012. These reports can be found in Item 8.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2011, we entered into a strategic outsourcing agreement with State Street Corporation (“State Street”), a provider of financial services to institutional investors, pursuant to which State Street is performing certain of our investment operations and control activities, including trade settlement, portfolio administration and reconciliations, derivative operations, client reporting, and performance measurement, for many of our client accounts. Since we entered into this agreement, State Street has continued to perform certain control activities utilizing our systems and approximately 100 of our former employees are now employed by State Street to provide global servicing support for our institutional client accounts. Over an approximate two-year period, certain AllianceBernstein technology platforms are being converted to similar platforms maintained by State Street so as to leverage their scale and market expertise. During the fourth quarter of 2012, we converted our automated reconciliation system to State Street’s equivalent system and we implemented additional oversight controls to reflect our transition to State Street’s infrastructure.

We determined that there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Both AllianceBernstein and Holding reported all information required to be disclosed on Form 8-K during the fourth quarter of 2012.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We use “Internet Site” in this Item 10 to refer to our company’s internet site, www.alliancebernstein.com.

To contact our company’s Corporate Secretary, you may send an email to corporate_secretary@alliancebernstein.com or write to Corporate Secretary, AllianceBernstein L.P., 1345 Avenue of the Americas, New York, New York 10105.

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

Board of Directors

Our Board currently consists of 13 members, including our Chief Executive Officer, five senior executives of AXA and certain of its other subsidiaries, one former senior executive of AXA Financial, and six independent members. While we do not have a formal, written diversity policy in place, we believe that an effective board consists of a diverse group of individuals who collectively possess a variety of complementary skills and perspectives and who will work together to provide a board with the needed leadership and experience to successfully guide our company. As set forth in its charter, the Corporate Governance Committee of the Board (“Governance Committee”) assists the Board in identifying and evaluating such candidates, determining Board composition, developing and monitoring a process to assess Board effectiveness, developing and implementing corporate governance guidelines, and reviewing programs relating to matters of corporate responsibility.

As we indicate below, our directors have a combined wealth of leadership experience derived from extensive service leading large, complex organizations in their roles as either senior executives or board members and in government and academia. Each has the integrity, business judgment, collegiality and commitment that are among the essential characteristics for a member of our Board. Collectively, they have substantive knowledge and skills applicable to our business, including expertise in regulatory; public accounting and financial reporting; finance; risk management; business development; operations; strategic planning; management development, succession planning and compensation; corporate governance; investor relations; public policy; international matters; and financial services areas.

As of February 12, 2013, the members of the Board were as follows:

Peter S. Kraus
Mr. Kraus, age 60, was elected Chairman of the Board of the General Partner and Chief Executive Officer of the General Partner, AllianceBernstein and Holding in December 2008. Mr. Kraus has in-depth experience in financial services, including investment banking, asset management and private wealth management. He served as an executive vice president, the head of global strategy and a member of the Management Committee of Merrill Lynch & Company Inc. (“Merrill Lynch”) from September 2008 through December 2008. Mr. Kraus spent 22 years with Goldman Sachs Group Inc. (“Goldman”), where he most recently served as co-head of the Investment Management Division and a member of the Management Committee, as well as head of firm-wide strategy and chairman of the Strategy Committee. Mr. Kraus also served as co-head of the Financial Institutions Group. He was named a partner at Goldman in 1994 and managing director in 1996. In April 2010, Mr. Kraus was appointed a member of the Management Committee of AXA, which was formed by Mr. de Castries in April 2010 to assist him with the operational management of AXA. He was named a Director of AXA Financial, AXA Equitable, MONY Life Insurance Company (a wholly-owned subsidiary of AXA Financial, “MONY”) and MONY Life Insurance Company of America (a wholly-owned subsidiary of MONY, “MLOA”) in February 2009. He is not compensated for serving in these roles for AXA and its subsidiaries. Mr. Kraus is also Chairman of the Investment Committee of Trinity College, Chair of the Board of Overseers of CalArts, Co-Chair of the Friends of Carnegie International, a member of the board of directors of Lincoln Center for the Performing Arts and the chairman of Lincoln Center’s Art Committee, a member of the board of Keewaydin Foundation, and a member of the National Board of Young Audiences, Inc., a non-profit organization that works with educational systems, the arts community and private and public sectors to provide arts education to children.

Mr. Kraus brings to the Board extensive knowledge of our industry and in-depth experience in financial services, including experience as co-head of the Investment Management Division and head of firm-wide strategy at Goldman.

Christopher M. Condron
Mr. Condron, age 65, was elected a Director of the General Partner in May 2001. Formerly Director, President and Chief Executive Officer of AXA Financial since May 2001, he retired from his AXA positions effective January 1, 2011. Prior to retiring, he was also Chairman of the Board, Chief Executive Officer and President of AXA Equitable and a member of the Management Committee of AXA. In addition, Mr. Condron was Chairman of the Board, President and Chief Executive Officer of MONY and MLOA, which AXA Financial acquired in July 2004. During 2010, he assumed the additional responsibility of overseeing AXA’s Global Life & Savings and Health businesses. Prior to joining AXA Financial, Mr. Condron served as both President and Chief Operating Officer of Mellon Financial Corporation (“Mellon”), from 1999, and as Chairman and Chief Executive Officer of The Dreyfus Corporation, a subsidiary of Mellon, from 1995. Mr. Condron has been a member of the Board of Directors of Keefe Bruyette & Woods, Inc. (NYSE: KBW), a full-service investment bank and broker-dealer, since January 2007. He also serves as Chairman of Keefe Bruyette & Woods’s compensation committee and as a member of its audit committee and its corporate governance and nominating committee.

Mr. Condron brings to the Board extensive financial services, insurance, sales and sell-side experience obtained from his service to AXA and Mellon, as well as his directorship at Keefe Bruyette & Woods.

Henri de Castries
Mr. de Castries, age 58, was elected a Director of the General Partner in October 1993. In April 2010, in connection with a change in AXA’s governance structure from dual boards (the Supervisory Board and the Management Board) to a single Board of Directors, Mr. de Castries was appointed Chairman and Chief Executive Officer of AXA. From May 2000 through the change in AXA’s governance, Mr. de Castries was Chairman of the AXA Management Board. Prior thereto, he served AXA in various capacities, including Vice Chairman of the AXA Management Board; Senior Executive Vice President-Financial Services and Life Insurance Activities in the United States, Germany, the United Kingdom and Benelux from 1996 to 2000; Senior Executive Vice President-Financial Services and Life Insurance Activities from 1993 to 1996; Corporate Secretary from 1991 to 1993; and Central Director of Finances from 1989 to 1991. Before joining AXA, Mr. de Castries was part of the French Finance Ministry Inspection Office. He is a director or officer of AXA Financial, AXA Equitable and various other privately-held subsidiaries and affiliates of the AXA Group. Mr. de Castries was elected Vice Chairman of AXA Financial in February 1996 and was elected Chairman of AXA Financial in April 1998.  In addition, Mr. de Castries joined the board of directors and audit committee of Nestle, Inc. (VTX: NESN) in April 2012.

Mr. de Castries brings to the Board his extensive experience as an AXA executive and, prior thereto, his financial and public sector experience gained from working in French government. The Board also benefits from his invaluable perspective as the Chairman and Chief Executive Officer of AXA.

Denis Duverne
Mr. Duverne, age 59, was elected a Director of the General Partner in February 1996. In April 2010, he was appointed the Deputy Chief Executive Officer of AXA and a member of the Board of Directors of AXA. In January 2010, he was selected to oversee AXA Group strategy, finance and operations with AXA’s Chief Operating Officer, Chief Financial Officer and Chief Risk Officer reporting to him. Mr. Duverne was a member of the AXA Management Board from February 2003 through the change in AXA’s governance in April 2010. He was Chief Financial Officer of AXA from May 2003 through December 2009. From January 2000 to May 2003, Mr. Duverne served as Group Executive Vice President-Finance, Control and Strategy. Mr. Duverne joined AXA as Senior Vice President in 1995. He is a Director of AXA Financial, AXA Equitable and various other privately-held subsidiaries and affiliates of the AXA Group.

Mr. Duverne brings to the Board the highly diverse experience he has attained throughout the years from the many key roles he has served for AXA.

Steven G. Elliott
Mr. Elliott, age 66, was elected a Director of the General Partner in January 2011. Until his retirement in December 2010, Mr. Elliott had served as Senior Vice Chairman of The Bank of New York Mellon (“BNY Mellon”) since 1998. In this role, he helped oversee numerous company-wide growth initiatives and co-headed the integration of The Bank of New York and Mellon from 2007 to 2009. Mr. Elliott was Chief Financial Officer of Mellon from 1990 to 2002 and Head of Finance from 1987 to 1990, while also leading some of Mellon’s diverse lines of business, including asset servicing, securities lending, global cash management and institutional banking. Before joining BNY Mellon, he held senior positions at First Commerce Corporation (1986-87), Crocker National Bank (1984-86), Continental Illinois National Bank (1977-84) and United California Bank (1974-77). Since January 2011, he has been a member of the boards of directors of Huntington Bancshares Inc. (NASDAQ: HBAN) and PPL Corporation (NYSE: PPL). Since April 2011, he has served as Chairman of Huntington Bancshares’s risk oversight committee and, since January 2012, he has served as Chairman of PPL Corporation’s audit committee. Mr. Elliott served as a director of Mellon (NYSE: MEL) from 2001 to the July 2007 merger with The Bank of New York and then as a director of BNY Mellon (NYSE: BK) through July 2008.

Mr. Elliott, an audit committee financial expert, brings to the Board the four decades of auditing and banking expertise he has gained in the financial services industry.

Deborah S. Hechinger
Ms. Hechinger, age 62, was elected a Director of the General Partner in May 2007. Currently an independent consultant on non-profit governance, she was President and Chief Executive Officer of BoardSource, a leading governance resource for non-profit organizations, from 2003 to 2007. From 2004 to 2007, Ms. Hechinger also served as co-convener of the Governance and Fiduciary Responsibilities work group, one of the five groups established by the Panel on the Nonprofit Sector to make recommendations to Congress on ways to improve the governance and accountability of non-profit organizations. She also served on the Advisory Board for the Center for Effective Philanthropy and was a Member of the Ethics and Accountability Committee at Independent Sector. Prior to joining BoardSource, Ms. Hechinger was the Executive Vice President of the World Wildlife Fund, a large, global conservation organization, where she oversaw all fundraising, communication and operations activities. She has also served as a Deputy Comptroller and as Director of the Securities and Corporate Practices Division at the Office of the Comptroller of the Currency and has held senior executive positions in the Division of Enforcement at the SEC. A graduate of Georgetown Law School, Ms. Hechinger has been a member in good standing of the District of Columbia Bar Association since 1975.

Ms. Hechinger brings to the Board the significant knowledge of corporate governance matters and public policy she has gained through her extensive experience in both the private and public sectors.

Weston M. Hicks
Mr. Hicks, age 56, was elected a Director of the General Partner in July 2005. He has been a Director and the President and chief executive officer of Alleghany Corporation (NYSE: Y, “Alleghany”), an insurance and diversified financial services holding company, since December 2004 and was Executive Vice President of Alleghany from October 2002 until December 2004. From March 2001 through October 2002, Mr. Hicks was Executive Vice President and Chief Financial Officer of The Chubb Corporation.

Mr. Hicks brings to the Board extensive financial expertise, including his unique perspective as the chief executive officer of an unaffiliated publicly-traded company, his background as a professional investor and CFA charter holder, and his ten years of experience as an equity research analyst.

Andrew J. McMahon
Mr. McMahon, age 45, was elected a Director of the General Partner in April 2012. Mr. McMahon is President of AXA Equitable and a member of the company's Executive Committee and Board of Directors. In this role, he has responsibility for the company's Financial Protection & Wealth Management business, including life insurance manufacturing, marketing, distribution and in-force management. He joined AXA Equitable in March 2005 as Senior Vice President to launch the company's Strategic Initiatives Group.  Later that year, Mr. McMahon was promoted to Executive Vice President and was named Chief Operating Officer of AXA Advisors, the company’s broker-dealer and retail distribution channel comprised of approximately 6,000 career contracted financial professionals.  He served as Chairman of AXA Advisors from July 2007 to May 2012. Before joining AXA Equitable, Mr. McMahon was a principal at McKinsey & Co. (“McKinsey”) and served as a life insurance practice leader in North America.  Prior to McKinsey, he spent several years in management positions with various business divisions of General Electric (“GE”).  Mr. McMahon has been a Director of AXA Financial, AXA Equitable, MONY and MLOA since May 2011. He is also a member of the Board of Directors of the American Council of Life Insurers.

Mr. McMahon brings to the Board the in-depth knowledge of finance, retail distribution and insurance he has developed through key roles he has served for AXA, McKinsey and GE.

Kevin Molloy
Mr. Molloy, age 42, was elected a Director of the General Partner in January 2011. He has been the Business Support and Development representative for AXA Equitable, AXA Investment Managers S.A. (a wholly-owned subsidiary of AXA), AXA Japan and AllianceBernstein since January 2011. From April 2010 to December 2010, Mr. Molloy was the Chief Financial Officer of AXA Global Life, a company formed by AXA to accelerate global synergies throughout its Life & Savings business. Prior to serving in this role, he was Senior Vice President of Distribution & Service Finance at AXA Equitable. From November 2003 to April 2007, Mr. Molloy served as Vice President and Head of AXA’s North American Investor Relations office. Mr. Molloy joined AXA Equitable in 1999 as Director of Corporate Finance after beginning his career in 1993 as an economist and corporate profits analyst with The United States Department of Commerce’s Bureau of Economic Analysis.

Mr. Molloy brings to the Board the finance, capital markets and investor relations experience he has developed through the key roles he has served for AXA and the in-depth knowledge of global economies he gained while working for the U.S. government.

Mark Pearson
Mr. Pearson, age 54, was elected a Director of the General Partner in February 2011. Also during February 2011, he succeeded Mr. Condron as Director, President and Chief Executive Officer of AXA Financial, and as Chairman and Chief Executive Officer of AXA Equitable. Having joined AXA in 1995 when AXA acquired National Mutual Funds Management Limited (presently AXA Asia Pacific Holdings Limited), Mr. Pearson became a member of the Executive Committee of AXA in 2008 and the Management Committee of AXA in 2011. He was appointed Regional Chief Executive of AXA Asia Life in 2001 and, in 2008, was named President and Chief Executive Officer of AXA Japan Holding Co., Ltd. and AXA Life Insurance Co., Ltd. Prior to joining AXA, Mr. Pearson spent approximately 20 years in the insurance sector, holding several senior management positions at National Mutual and Friends Provident.

Mr. Pearson brings to the Board the in-depth knowledge of Asian markets and diverse experience he has developed through the key roles he has served for AXA.

Lorie A. Slutsky
Ms. Slutsky, age 60, was elected a Director of the General Partner in July 2002. Since January 1990, she has been President and Chief Executive Officer of The New York Community Trust, a community foundation that manages a $2 billion endowment and annually grants more than $150 million to non-profit organizations. Ms. Slutsky is Secretary and a board member of the Independent Sector and co-chaired its National Panel on the Non-Profit Sector, which focused on reducing abuse and improving governance practices at non-profit organizations. She served on the Board of Directors of BoardSource from 1999 to 2008 and served as its Chair from 2005 to 2007. Ms. Slutsky also served as Trustee and Chair of the Budget Committee of Colgate University from 1989 to 1997 and as a member of the Council on Foundations from 1989 to 1995, for which she also served as Chair from 1993 to 1995. She has been a Director of AXA Financial, AXA Equitable, MONY and MLOA since September 2006. In addition, Ms. Slutsky was a member of AXA Financial’s Audit Committee from 2006 through 2010. She has been a member of AXA Financial’s Organization and Compensation Committee since 2006 and was elected Chair of the Organization and Compensation Committee in February 2012.

Ms. Slutsky brings to the Board extensive corporate governance experience achieved through her executive and managerial roles at The New York Community Trust, BoardSource, Independent Sector and various other non-profit organizations. She also brings valuable insight gained from serving on boards and board committees at certain of our parent companies.

A.W. (Pete) Smith, Jr.
Mr. Smith, age 69, was elected a Director of the General Partner in July 2005. The former CEO of Watson Wyatt Worldwide (now Towers Watson), he was also President of the Private Sector Council, a non-profit public service organization dedicated to improving the efficiency of the federal government, from September 2000 until May 2005. Mr. Smith has been President of Smith Compensation Consulting, a privately-held company specializing in executive compensation consulting, since June 2005.

Mr. Smith brings to the Board extensive financial services expertise, compensation expertise and leadership skills obtained through his wealth of experience as Towers Watson’s chief executive and the head of his own firm.

Peter J. Tobin
Mr. Tobin, age 68, was elected a Director of the General Partner in May 2000. From September 2003 to June 2005, he was Special Assistant to the President of St. John’s University. Prior thereto, Mr. Tobin served as Dean of the Tobin College of Business of St. John’s University from August 1998 to September 2003. As Dean, Mr. Tobin was the chief executive and academic leader of the College of Business. Mr. Tobin was Chief Financial Officer at The Chase Manhattan Corporation from 1996 to 1997. Prior thereto, he was Chief Financial Officer of Chemical Bank (which merged with Chase in 1996) from 1991 to 1996 and Chief Financial Officer of Manufacturers Hanover Trust (which merged with Chemical in 1991) from 1985 to 1991. Mr. Tobin has served on the board of directors of CIT Group Inc. (NYSE: CIT) since 1985 (except for one year during which CIT Group was owned by Tyco). Until his retirement in February 2012, he had been a Director of AXA Financial and AXA Equitable since March 1999 and also served on AXA Financial’s Audit Committee, Investment Committee, Investment and Finance Committee, Organization and Compensation Committee, and Executive Committee.

Mr. Tobin brings to the Board invaluable expertise as an audit committee financial expert and key leadership and analytical skills from his positions in academia.

Executive Officers (other than Mr. Kraus)

Laurence E. Cranch, General Counsel
Mr. Cranch, age 66, has been our General Counsel since he joined our firm in 2004. Prior to joining AllianceBernstein, Mr. Cranch was a partner of Clifford Chance, an international law firm. Mr. Cranch joined Clifford Chance in 2000 when Rogers & Wells, a New York law firm of which he was Managing Partner, merged with Clifford Chance.

James A. Gingrich, Chief Operating Officer
Mr. Gingrich, age 54, joined our firm in 1999 as a senior research analyst with SCB LLC and has been our firm’s Chief Operating Officer since December 2011. Prior to becoming COO, Mr. Gingrich held senior managerial positions with SCB LLC, including Chairman and Chief Executive Officer of SCB LLC from February 2007 to November 2011 and Global Director of Research from December 2002 to January 2007.

Lori A. Massad, Head of Human Capital and Chief Talent Officer
Ms. Massad, age 48, joined our firm in 2006 as Chief Talent Officer. In February 2009, her role was expanded to include oversight of Human Capital in addition to Talent Development. Prior to joining our firm, Ms. Massad served as Chief Talent Officer and Chief Operating Officer at Marakon Associates, a strategy consulting firm from 2004 to 2006. Before joining Marakon, Ms. Massad was a founding member of two start-ups: Spencer Stuart Talent Network (in 2001) and EmployeeMatters, a human resources outsourcing firm (in 2000). Prior to helping found EmployeeMatters, she spent eight years at The Boston Consulting Group, where she became a senior manager on the consulting staff and leader of the firm’s recruiting, training and development programs. While with The Boston Consulting Group, Ms. Massad was also an adjunct professor at New York University’s Leonard Stern School of Business.

Robert P. van Brugge, Chairman and Chief Executive Officer of SCB LLC
Mr. van Brugge, age 44, has been Chairman of the Board and Chief Executive Officer of SCB LLC since December 2011. Prior to becoming Chairman and CEO, Mr. van Brugge served as Global Director of Research from January 2008 to December 2011. He joined our firm in 2002 as a senior research analyst with SCB LLC.

John C. Weisenseel, Chief Financial Officer
Mr. Weisenseel, age 53, joined our firm in May 2012 as Senior Vice President and Chief Financial Officer.  From 2004 to April 2012, he worked at The McGraw Hill Companies (“McGraw Hill”), where he served initially as Senior Vice President and Corporate Treasurer and, since 2007, as Chief Financial Officer of the firm’s Standard & Poor’s subsidiary.  Prior to joining McGraw Hill, Mr. Weisenseel was Vice President and Corporate Treasurer for Barnes & Noble, Inc.  Before that, he spent ten years in various derivatives trading and financial positions at Citigroup.  A Certified Public Accountant, Mr. Weisenseel also worked at KPMG LLP.

Board Meetings

In 2012, the Board held regular meetings in February, April, May, August, September and November; the Board held one special meeting in July 2012.

Generally, the Board holds six meetings annually: in February, April, May, July or August, September, and November. In addition, the Board holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit, Corporate Governance, Compensation and Special Committees, each of which is described in further detail below. Each member of the Board attended 75% or more of the aggregate of all Board and committee meetings that he or she was entitled to attend in 2012, except Mr. de Castries.

Committees of the Board

In 2012, the Executive Committee of the Board (“Executive Committee”) was composed of Ms. Slutsky and Messrs. Condron, de Castries, Duverne, Kraus (Chair) and Tobin. The Executive Committee exercises all of the powers and authority of the Board (with limited exceptions) when the Board is not in session, or when it is impractical to assemble the full Board. The Executive Committee held four meetings in 2012.

In 2012, the Governance Committee was composed of Mr. Condron, Mr. Duverne, Ms. Hechinger (Chair), Mr. Kraus and Ms. Slutsky. The Governance Committee (i) assists the Board and the sole stockholder of the General Partner in (1) identifying and evaluating qualified individuals to become Board members and (2) determining the composition of the Board and its committees, and (ii) assists the Board in (1) developing and monitoring a process to assess Board effectiveness, (2) developing and implementing our corporate governance guidelines and (3) reviewing our policies and programs that relate to matters of corporate responsibility of the General Partner and the Partnerships. The Governance Committee held two meetings in 2012.

In 2012, the Audit Committee of the Board (“Audit Committee”) was composed of Messrs. Elliott, Hicks, Smith and Tobin (Chair). The primary purposes of the Audit Committee are to: (i) assist the Board in its oversight of (1) the integrity of the financial statements of the Partnerships, (2) the Partnerships’ status and system of compliance with legal and regulatory requirements and business conduct, (3) the independent registered public accounting firm’s qualification and independence, and (4) the performance of the Partnerships’ internal audit function; and (ii) oversee the appointment, retention, compensation, evaluation and termination of the Partnerships’ independent registered public accounting firm. Consistent with this function, the Audit Committee encourages continuous improvement of, and fosters adherence to, the Partnerships’ policies, procedures and practices at all levels. With respect to these matters, the Audit Committee provides an open avenue of communication among the independent registered public accounting firm, senior management, the Internal Audit Department and the Board. The Audit Committee held eight meetings in 2012.

In 2012, the Compensation Committee of the Board (“Compensation Committee”) was composed of Mr. Condron (Chair), Mr. Duverne, Mr. Elliott, Mr. Kraus, Ms. Slutsky and Mr. Smith. Mr. de Castries served as a member of the Compensation Committee during January 2012; he resigned as a member of the Compensation Committee in February 2012. The Compensation Committee held eight meetings in 2012. For additional information about the Compensation Committee, see “Compensation Discussion and Analysis—Compensation Committee” in Item 11.

The functions of each of the committees discussed above are more fully described in each committee’s charter. The charters are available on our Internet Site.

The Special Committee of the Board (“Special Committee”) is composed of all of the independent members of the Board and in 2012 included Mr. Elliott, Ms. Hechinger, Mr. Hicks, Ms. Slutsky, Mr. Smith and Mr. Tobin (Chair). The Special Committee has the authority to direct and oversee any matters referred to it by the Board and/or management including, but not limited to, matters relating to conflicts of interest and the relationship among AllianceBernstein, Holding and AXA. The members of the Special Committee do not receive any additional compensation for their service on the Special Committee, apart from the ordinary meeting fees described in “Director Compensation” in Item 11. The Special Committee did not meet in 2012.

Audit Committee Financial Experts

In January 2012 and 2013, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Steven G. Elliott and Peter J. Tobin is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. The Board so determined at its regular meetings in February 2012 and 2013. The Board also determined at these meetings that each of Messrs. Elliott, Hicks, Smith and Tobin is financially literate and possesses accounting or related financial management expertise, as contemplated by Section 303A.07(a) of the NYSE Listed Company Manual.

Independence of Certain Directors

In January 2012 and 2013, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Mr. Elliott, Ms. Hechinger, Mr. Hicks, Ms. Slutsky, Mr. Smith and Mr. Tobin is “independent” within the meaning of Section 303A.02 of the NYSE Listed Company Manual. The Board considered immaterial the relationships of Mr. Elliott (relating to the fact that AllianceBernstein and its family of mutual funds are clients of BNY Mellon and Mr. Elliott’s equity stake in BNY Mellon), Mr. Hicks (relating to the fact that Alleghany Corporation is a client of SCB LLC and Mr. Hicks was employed by Bernstein from 1991 to 1999), Ms. Slutsky (relating to contributions formerly made by AllianceBernstein to The New York Community Trust, of which she is President and Chief Executive Officer, and the fact that she is a member of the boards of directors of AXA Financial and AXA Equitable) and Mr. Tobin (relating to the fact that, until his retirement in February 2012, he was a member of the boards of directors of AXA Financial and AXA Equitable) and then determined, at its February 2012 and 2013 regular meetings, that each of Mr. Elliott, Ms. Hechinger, Mr. Hicks, Ms. Slutsky, Mr. Smith and Mr. Tobin is independent within the meaning of the relevant rules.

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

We believe that there are significant benefits to having the positions of Chairman and Chief Executive Officer shared by one individual, but only if a company has sufficient counter-balancing governance in place. We see significant value in having the leader in the Board room also manage the affairs of our company, and we believe any potential doubts as to our Board’s objectivity in evaluating management are offset by the lead independent director we have in place and the fact that the affirmative consent of our largest Unitholder (AXA) is required in order for any action taken by the Executive Committee or the Compensation Committee to be effective.

Lead Independent Director

Our lead independent director, Peter J. Tobin, was appointed unanimously by our Board in November 2005. He presides at all executive sessions of non-management and independent directors and makes himself available, if requested by Unitholders, for consultation and communication. Interested parties wishing to communicate directly with Mr. Tobin may send an e-mail, with “confidential” in the subject line, to our Corporate Secretary or address mail to Mr. Tobin in care of our Corporate Secretary. Our Corporate Secretary will promptly forward such e-mail or mail to Mr. Tobin. We have posted this information in the “Management & Governance” section of our Internet Site.

Risk Oversight

The Board, together with the Audit Committee, has oversight for our company’s risk management framework, both investment risk and operational risk, and is responsible for helping to ensure that our company’s risks are managed in a sound manner. The Board has delegated to the Audit Committee, which is composed entirely of independent directors, the responsibility to consider our company’s policies and practices with respect to operational risk assessment and operational risk management, including discussing with management the major financial risk exposures and the steps taken to monitor and control such exposures. Members of the company’s Risk Management team responsible for identifying, managing and controlling the array of operational and investment risks inherent in our company’s business and operations, make quarterly reports to the Audit Committee, including an annual risk review which addresses operational risk identification, assessment and monitoring. The Chief Risk Officer, whose expertise encompasses both quantitative research and associated investment risks, makes periodic presentations to the Board and reports directly to our Chairman and Chief Executive Officer, and commencing in 2013, has a reporting line to the Audit Committee.

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

Code of Ethics and Related Policies

All of our directors, officers and employees are subject to our Code of Business Conduct and Ethics. The code is intended to comply with Section 303A.10 of the NYSE Listed Company Manual, Rule 204A-1 under the Investment Advisers Act and Rule 17j-1 under the Investment Company Act, as well as with recommendations issued by the Investment Company Institute regarding, among other things, practices and standards with respect to securities transactions of investment professionals. The Code of Business Conduct and Ethics establishes certain guiding principles for all of our employees, including sensitivity to our fiduciary obligations and ensuring that we meet those obligations. Our Code of Business Conduct and Ethics may be found in the “Management & Governance” section of our Internet Site.

We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers, which is intended to comply with Section 406 of the Sarbanes-Oxley Act of 2002 (“Item 406 Code”). The Item 406 Code, which may be found in the “Management & Governance” section of our Internet Site, was adopted on October 28, 2004 by the Executive Committee. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to, or waivers from, provisions of the Item 406 Code that apply to the Chief Executive Officer, Chief Financial Officer and Controller by posting such information on our Internet Site. To date, there have been no such amendments or waivers.

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

Our Corporate Governance Guidelines (“Guidelines”) promote the effective functioning of the Board and its committees, promote the interests of the Partnerships’ respective Unitholders, with appropriate regard to the Board’s duties to the sole stockholder of the General Partner, and set forth a common set of expectations as to how the Board, its various committees, individual directors and management should perform their functions. The Guidelines may be found in the “Management & Governance” section of our Internet Site.

The Governance Committee is responsible for considering any request for a waiver under the Code of Business Conduct and Ethics, the Item 406 Code, the AXA Group Compliance and Ethics Guide, and the AXA Financial Policy Statement on Ethics from any director or executive officer of the General Partner. Any such waiver that has been granted would be set forth in the “Management & Governance” section of our Internet Site.

Our Internet Site, under the heading “Meet our Directors”, provides an e-mail address for any interested party, including Unitholders, to communicate with the Board of Directors. Our Corporate Secretary reviews e-mails sent to that address and has some discretion in determining how or whether to respond, and in determining to whom such e-mails should be forwarded. In our experience, substantially all of the e-mails received are ordinary client requests for administrative assistance that are best addressed by management or solicitations of various kinds.

The 2012 Certification by our Chief Executive Officer under NYSE Listed Company Manual Section 303A.12(a) was submitted to the NYSE on February 21, 2012.

Certifications by our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been furnished as exhibits to this Form 10-K.

Holding Unitholders and AllianceBernstein Unitholders may request a copy of any committee charter, the Guidelines, the Code of Business Conduct and Ethics, and the Item 406 Code by contacting our Corporate Secretary. The charters and memberships of the Executive, Audit, Governance and Compensation Committees may be found in the “Management & Governance” section of our Internet Site.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors of the General Partner and executive officers of the Partnerships, and persons who own more than 10% of the Holding Units or AllianceBernstein Units, to file with the SEC initial reports of ownership and reports of changes in ownership of Holding Units or AllianceBernstein Units. To the best of management’s knowledge, during 2012: (i) all Section 16(a) filing requirements relating to Holding were complied with, except one Form 4 for each of Edward J. Farrell, James A. Gingrich and Robert P. van Brugge was filed late (each Form 4 related solely to Holding Units withheld during January 2012 to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards to each of these officers); and (ii) all Section 16(a) filing requirements relating to AllianceBernstein were complied with. Our Section 16 filings can be found under “Investor & Media Relations” / “Reports & SEC Filings” on our Internet Site.

Item 11.	Executive Compensation

Compensation Discussion and Analysis (“CD&A”)

Overview of Compensation Philosophy and Program

The intellectual capital of our employees is collectively the most important asset of our firm. We invest in people—we hire qualified people, train them, encourage them to give their best thinking to the firm and our clients, and compensate them in a manner designed to motivate and retain them. As a result, the costs of employee compensation and benefits are significant, comprising approximately 46.1% of our operating expenses and representing approximately 42.7% of our revenues (49.8% of our adjusted net revenues, as defined below) for 2012. Although these percentages are not unusual for companies in the financial services industry, the magnitude of these costs requires that they be monitored by management, and overseen by the Board, with the particular attention of the Compensation Committee of the Board (“Compensation Committee”).

We believe that the quality, skill and dedication of our executives are critical to enhancing the long-term value of our company. Our key compensation goals are to attract, motivate and retain highly-qualified executive talent, provide rewards for the past year’s performance and provide incentives for future performance, and align our executives’ long-term interests with those of our clients and Unitholders. We believe that success in achieving good results for the firm, and for our Unitholders, flows from achieving investment success for our clients. We are focused on ensuring that our compensation practices are competitive with industry peers and provide sufficient potential for wealth creation for our executives and employees, which we believe will enable us to meet our compensation goals.

We utilize a variety of compensation elements to achieve the goals described above, including base salary, annual short-term incentive compensation awards (cash bonuses), a long-term incentive compensation award program and a defined contribution plan, all of which are discussed in detail below.

In 2011, we implemented changes to our long-term incentive compensation award program to ensure that our compensation practices are competitive and to better align the costs of employee compensation and benefits with the firm’s current year financial performance and provide employees with a higher degree of certainty that they will receive the incentive compensation they are awarded. Most equity replacement, sign-on or similar long-term incentive compensation awards included in separate employment agreements or arrangements were not amended in 2011 to reflect these changes.

The changes implemented in 2011, which have been incorporated into our 2012 long-term incentive compensation program, include the following:

•
We provide our employees, except certain members of senior management, with the opportunity to diversify their long-term incentive compensation awards by allocating up to 50% of their awards to cash, up to a maximum cash amount of $250,000 (“Deferred Cash”). The portion of an award allocated to Deferred Cash is subject to the same multi-year vesting periods (generally, four years) as the portion of the award allocated to Holding Units; and

•
We permit all active employees (i.e., those employees who were employed by the company as of December 31, 2012) who terminate their employment or are terminated without cause, to continue to vest (as used in this Item 11, “vest” refers to the time at which the awards are no longer subject to forfeiture for breach of the restrictions or risk management policies discussed immediately below) in their long-term incentive compensation awards if they comply with certain agreements and restrictive covenants set forth in the applicable award agreement. These agreements and covenants, which in 2011 were added to our long-term incentive compensation award programs for 2011 and prior years, include restrictions on competition and employee and client solicitation, and a claw-back for failing to follow existing risk management policies. We expect to include these agreements and covenants in the award agreements relating to long-term incentive compensation awards in future years.

For information about the accounting impact of the changes implemented in 2011, see Note 2 to AllianceBernstein’s consolidated financial statements in Item 8.

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

In our effort to foster the spirit of partnership among our employees and better align their interests with those of Holding Unitholders and our clients, eligible employees receive at least half of their long-term incentive compensation awards in the form of restricted Holding Units, with multi-year vesting periods (generally, four years). Our Chairman and Chief Executive Officer firmly believes that compensating key employees with equity ownership fosters a true partnership community, one that will help us grow and achieve our firm’s goals. We believe that as our employees become more focused on partnering with each other to achieve our firm’s overall goals, they will serve as checks and balances on each other in assessing risk and performance.

Our approach to long-term incentive compensation is designed to reflect the firm’s current year and long-term financial performance and the specific performance of each individual employee. The initial amount of an employee’s award is based on the performance of the firm and the employee for the current year. But because a substantial portion of the award is denominated in Holding Units that are not distributed until subsequent years, the ultimate value that the employee derives from the award depends on the long-term performance of the firm. Denominating a substantial portion of the award in Holding Units and deferring their delivery also sensitizes employees to risk outcomes and discourages them from taking excessive risks that could lead to a decrease in the value of the Holding Units. Furthermore, and as noted above, generally all outstanding long-term incentive compensation awards include a provision permitting us to “claw-back” the unvested portion of an employee’s long-term incentive compensation award (whether denominated in restricted Holding Units or Deferred Cash) if the Compensation Committee determines that (i) the employee failed to follow existing risk management policies and (ii) as a result of the employee’s failure, there has been or reasonably could be expected to be a material adverse impact on our firm or the employee’s business unit. We expect to include this provision in the award agreements relating to long-term incentive compensation awards in future years.

Overview of 2012 Incentive Compensation Program

Our 2012 incentive compensation, generally consisting of annual cash bonuses and long-term incentive compensation awards (restricted Holding Unit awards and Deferred Cash awards to employees with 2012 total compensation in excess of $200,000), is intended to reward our executives and employees for their performance and encourage them to remain with the firm. Annual cash bonuses, which generally reflect individual performance and the firm’s current year financial performance, provide a shorter-term incentive to remain through year end because such bonuses are typically paid during the last week of the year. Long-term incentive compensation awards (whether denominated in restricted Holding Units or Deferred Cash) provide future earnings potential. They are subject to multi-year vesting periods (generally, four years) and are subject to forfeiture in the event an award recipient violates certain agreements and restrictive covenants set forth in the applicable award agreement (see “Compensation Elements for Executive Officers—Long-term Incentive Compensation” in this Item 11). Although estimates are developed for budgeting and strategic planning purposes, executive compensation is not correlated with meeting any specific targets (except that some of our salespeople have compensation incentives based on sales levels).

The aggregate amount of incentive compensation (i.e., the amount available to pay annual cash bonuses and to grant long-term incentive compensation awards to executives and other eligible employees) generally is determined on a discretionary basis and is primarily a function of our firm’s current year financial performance. Amounts are awarded to help us achieve our goal of attracting, motivating and retaining top talent while also helping ensure that our Unitholders receive an appropriate return on their investment. Senior management, with the approval of the Compensation Committee, confirmed that the appropriate metric to consider in determining the amount of incentive compensation for 2012 is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues, both of which are described immediately below:

•
Adjusted net revenues (see our discussion of “Management Operating Metrics” in Item 7) exclude investment gains and losses and dividends and interest on employee long-term incentive compensation-related investments and 90% of the investment gains and losses of our consolidated venture capital fund attributable to non-controlling interests. In addition, adjusted net revenues offset distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We also exclude from adjusted net revenues additional pass-through expenses we incur (primarily through our transfer agent) that are reimbursed and recorded as fees in revenues.

•
Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals, and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments.

Senior management, with the approval of the Compensation Committee, also confirmed that the firm’s adjusted employee compensation and benefits expense should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. As shown in the table below, in 2012, adjusted employee compensation and benefits expense amounted to 49.8% of adjusted net revenues (in thousands):

Net Revenues	$2,736,737
Adjustments (see above)	(476,436)
Adjusted Net Revenues	$2,260,301

Employee Compensation & Benefits Expense	$1,168,645
Adjustments (see above)	(42,724)
Adjusted Employee Compensation & Benefits Expense	$1,125,921
Adjusted Compensation Ratio	49.8%

For the year ended December 31, 2012, the adjusted compensation ratio included incremental compensation expense recognized during the third and fourth quarters of 2012 attributable to the restricted Holding Unit award granted to our Chief Executive Officer pursuant to his extended employment agreement dated as of June 21, 2012 (discussed below in “Overview of our Chief Executive Officer’s Compensation – June 2012 Extended Employment Agreement” in this Item 11, “Extended Employment Agreement”).  Under U.S. GAAP, the compensation expense for the restricted Holding Unit award granted pursuant to the Extended Employment Agreement, which amounted to $33.1 million (based on the $12.17 grant date Holding Unit price), must be amortized on a straight-line basis over 6.5 years, beginning on June 21, 2012, the grant date. As a result, even though Mr. Kraus will not receive any incremental cash compensation or cash distributions related to the restricted Holding Unit award pursuant to the Extended Employment Agreement prior to its commencement date on January 3, 2014, we incurred $2.5 million of incremental compensation expense resulting from such amortization during the second half of 2012 and will incur $5.1 million of such expense for the full year 2013.

Our 2012 adjusted compensation ratio of approximately 50% reflects the need to keep compensation levels competitive with industry peers. In determining the appropriate level of compensation for the firm’s executives, senior management retained McLagan Partners (“McLagan”) to provide compensation benchmarking data that included comparisons of estimated 2012 executive compensation to executive compensation in 2011.

Employees with total compensation in excess of $200,000 received a portion of their 2012 incentive compensation in the form of a cash bonus and a portion in the form of long-term incentive compensation (at least 50% of which must have been allocated to restricted Holding Units). The split between cash bonus and long-term incentive compensation varied depending on the eligible employee’s total compensation, with lower-paid employees receiving a greater percentage of their incentive compensation as cash bonuses than more highly-paid employees. Quarterly cash distributions on vested and unvested restricted Holding Units are paid currently to award recipients. If Deferred Cash is elected, interest accrues monthly based on our monthly weighted average cost of funds and is credited to the award recipient annually. Our cost of funds during  2012 was approximately 0.4%, representing a nominal return.

Overview of our Chief Executive Officer’s Compensation

Current Employment Agreement

On December 19, 2008, Peter S. Kraus, the General Partner, AllianceBernstein and Holding entered into an agreement (“Kraus Employment Agreement”) pursuant to which Mr. Kraus serves as Chairman of the Board of Directors of the General Partner and Chief Executive Officer (“CEO”) of the General Partner, AllianceBernstein and Holding until January 2, 2014 (“Employment Term”), unless the Kraus Employment Agreement is terminated in accordance with its terms.

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

In connection with the commencement of Mr. Kraus’s employment, on December 19, 2008, he was granted 2,722,052 restricted Holding Units (“Restricted Holding Unit Grant”). Subject to accelerated vesting clauses in the Kraus Employment Agreement, Mr. Kraus’s restricted Holding Units vest ratably on each of the first five anniversaries of December 19, 2008, commencing December 19, 2009, provided, with respect to each installment, Mr. Kraus continues to be employed by AllianceBernstein on the vesting date. In connection with the Extended Employment Agreement (which is described in detail below), AllianceBernstein amended the Kraus Employment Agreement permitting Mr. Kraus to defer until December 19, 2018 the delivery of the final vesting of the 544,410 restricted Holding Units remaining under that agreement and to continue to receive distributions on those Holding Units until such delivery.

The Kraus Employment Agreement provides for immediate vesting upon AXA ceasing to control the management of AllianceBernstein’s business or Holding ceasing to be publicly traded. The Kraus Employment Agreement also provides for the immediate vesting of the next two installments of restricted Holding Units or, if fewer remain as of the termination date, the balance of the installments that are unvested, upon certain qualifying terminations of employment, including termination of Mr. Kraus’s employment (i) by AllianceBernstein without cause (“cause” means, among other things, (1) the continued, willful failure by Mr. Kraus to perform substantially his duties with AllianceBernstein after a written demand for substantial performance is delivered to him by the Board; (2) Mr. Kraus’s conviction of, or plea of guilty or nolo contendere to, a crime that constitutes a felony; (3) the willful engaging by Mr. Kraus in misconduct that is materially and demonstrably injurious to AllianceBernstein or any of its affiliates; (4) the willful breach by Mr. Kraus of the covenant not to disclose any confidential information pertaining to AllianceBernstein or its affiliates or the covenant not to compete with AllianceBernstein or its affiliates; and (5) Mr. Kraus’s failure to comply with a material written company workplace policy applicable to him), and (ii) by Mr. Kraus for good reason (“good reason” generally means actions taken by AllianceBernstein resulting in a material negative change in Mr. Kraus’s employment relationship, including assignment to Mr. Kraus of duties materially inconsistent with his position, any material breach of the Kraus Employment Agreement by AllianceBernstein or a requirement by AllianceBernstein that Mr. Kraus be based at any office or location more than 25 miles commuting distance from company headquarters, or a requirement that Mr. Kraus report to an officer or employee of AllianceBernstein instead of reporting directly to the Board). In addition, upon death or disability, Mr. Kraus immediately vests in a pro-rated portion of any restricted Holding Units otherwise due to vest on the next vesting date. During the Employment Term, Mr. Kraus has been, and continues to be, paid the cash distributions payable with respect to his unvested restricted Holding Units and a dollar amount equal to the cash distributions payable with respect to the number of any Holding Units that are withheld by AllianceBernstein to cover Mr. Kraus’s tax withholding obligations as the Holding Units vest. These cash distributions have been, and continue to be, paid at the time distributions are made to Holding Unitholders generally, provided that no such payments to Mr. Kraus will be required with respect to any cash distribution with a record date following the earlier of (i) the termination of Mr. Kraus’s employment for any reason, and (ii) December 19, 2018.

The five-year vesting schedule provides Mr. Kraus with a strong incentive to remain with our firm for the full five-year term of the Kraus Employment Agreement and to cause our firm to have strong financial performance during each of those five years. The size of the Restricted Holding Unit Grant, which had a value of approximately $52 million based on the market price of a Holding Unit on December 19, 2008, reflected the determination by Mr. Kraus and the Board that this was a reasonable and appropriate amount of long-term incentive compensation in view of Mr. Kraus’s expertise and experience, his past compensation, the compensation of his predecessor and the compensation of other chief executive officers of comparable asset management companies.

Mr. Kraus, pursuant to the Kraus Employment Agreement, was paid a $6 million cash bonus in 2009, which represented the amount that Mr. Kraus and the Board agreed represented a reasonable and appropriate short-term financial inducement for Mr. Kraus to join AllianceBernstein based on the same factors (listed immediately above) and reflected the significant uncertainty surrounding the level of 2009 quarterly cash distributions on Holding Units when he was hired; it most directly reflects the company’s goal of attracting highly-qualified executive talent.

Mr. Kraus is paid an annual base salary of $275,000, which has not been increased since he was hired. The $275,000 base salary is in line with our firm’s policy generally to keep base salaries of executives and other highly-compensated employees low in relation to total compensation.

During the Employment Term, AllianceBernstein has no commitment to pay additional cash bonuses to Mr. Kraus beyond the $6 million he was paid in 2009 (with any additional bonuses being entirely in the discretion of the Compensation Committee) or to make any additional equity-based awards to him. Accordingly, for 2010 and subsequent years during the Employment Term, the totality of Mr. Kraus’s compensation (other than his salary and absent any additional awards the Compensation Committee may choose to grant) has been, and continues to be, dependent on the level of cash distributions on the restricted Holding Units granted to him and the evolution of the trading price of Holding Units, both of which are partially dependent on the financial and operating results of our firm. Therefore, his long-term interests are directly aligned with the interests of our Unitholders and also indirectly aligned with the interests of our clients, as strong performance for our clients generally contributes directly to increases in assets under management and thus improved financial performance for the firm.

Mr. Kraus received neither a cash bonus nor a long-term incentive compensation award for 2012, 2011 or 2010.

Mr. Kraus is also entitled to receive perquisites and benefits, including full tax gross-ups by AllianceBernstein with respect to personal air travel on company-owned aircraft, personal use of a company car and driver, any continued medical coverage due to termination by death or disability, and any payments for COBRA coverage due to termination of employment by AllianceBernstein without cause or by Mr. Kraus for good reason. These terms reflect the results of the arm’s-length negotiation process described immediately above.

June 2012 Extended Employment Agreement

On June 21, 2012, Mr. Kraus, the General Partner, AllianceBernstein and Holding entered into the Extended Employment Agreement, pursuant to which Mr. Kraus will continue to serve as Chairman of the Board of the General Partner and CEO of the General Partner, AllianceBernstein and Holding from January 3, 2014, the day following the end of the Employment Term, until January 2, 2019 (the “Extended Employment Term”), unless the Extended Employment Agreement is terminated in accordance with its terms. Although the Extended Employment Term does not begin until January 3, 2014, certain provisions of the Extended Employment Agreement became effective on entry into the agreement, including those provisions summarized below relating to the grant of additional restricted Holding Units and termination of employment.

The terms of the Extended Employment Agreement were the result of arm’s-length negotiations between Mr. Kraus, members of the Compensation Committee, who discussed this matter during four Special Meetings of the Compensation Committee, and other members of the Board.  In addition, the Compensation Committee considered comparative compensation benchmarking data from Johnson Associates, Inc. (“Johnson”), a compensation consultant engaged by the Compensation Committee, which data summarized CEO compensation levels for 2011 at selected asset management companies and banks comparable to ours. This data provided ranges of compensation levels for CEOs at these companies, including salary, cash bonus, total cash compensation and total compensation. The terms of the Extended Employment Agreement (which are described in detail immediately below), including the compensation elements, were discussed and approved first by the Compensation Committee and then by the Executive Committee and reflect both Committees’ decision to structure the allocation of Mr. Kraus’s compensation heavily toward an additional grant of restricted Holding Units.  The Executive Committee exercises all of the powers and authority of the full Board (with limited exceptions) when the Board is not in session or when it is impractical to assemble the full Board.  For additional information regarding the Executive Committee, see “Committees of the Board” in Item 10 of this Form 10-K.

In connection with the signing of the Extended Employment Agreement on June 21, 2012, Mr. Kraus was granted an additional 2,722,052 restricted Holding Units.  Subject to accelerated vesting clauses in the Extended Employment Agreement (e.g., immediate vesting upon AXA ceasing to control the management of AllianceBernstein’s business or Holding ceasing to be publicly traded), Mr. Kraus’s restricted Holding Units will vest ratably on each of the first five anniversaries of December 19, 2013, commencing December 19, 2014, provided, with respect to each installment, Mr. Kraus continues to be employed by AllianceBernstein on the vesting date.  Pursuant to the Extended Employment Agreement, Mr. Kraus has elected to delay delivery of all of the restricted Holding Units until after the final vesting date on December 19, 2018, subject to acceleration upon a “change in control” of our firm (i.e., AXA, our parent company, ceasing to control the management of AllianceBernstein’s business or Holding ceasing to be publicly traded) and certain qualifying events of termination of employment.  Beginning January 3, 2014, the commencement date of the Extended Employment Agreement, Mr. Kraus will be paid the cash distributions payable with respect to his unvested and vested restricted Holding Units until they are delivered or forfeited.  These cash distributions will be paid at the time distributions are made to Holding Unitholders generally.

The terms set forth in the Extended Employment Agreement regarding potential payments to Mr. Kraus upon a change in control of AllianceBernstein or a termination of employment are substantially the same as the comparable terms in the Kraus Employment Agreement (see “Overview of our Chief Executive Officer’s Compensation – Current Employment Agreement” above), except for the terms governing a termination of employment by AllianceBernstein without “cause” or by Mr. Kraus for “good reason”.  If the Extended Employment Agreement had been terminated for one of these reasons before December 19, 2012, Mr. Kraus would have forfeited the entire restricted Holding Unit award granted under the Extended Employment Agreement.  If the Extended Employment Agreement is terminated for one of these reasons after December 19, 2012 but before December 19, 2013, Mr. Kraus immediately will vest in the installment of restricted Holding Units scheduled to vest on December 19, 2014.  If the Extended Employment Agreement is terminated for one of these reasons after December 19, 2013, Mr. Kraus immediately will vest in the next two installments of restricted Holding Units or, if fewer remain as of the termination date, the balance of the installments that are unvested.

Mr. Kraus will continue to be paid an annual base salary of $275,000, subject to increase by the Compensation Committee.

During the Extended Employment Term, AllianceBernstein has no commitment to pay any cash bonuses to Mr. Kraus (with any bonuses being entirely in the discretion of the Compensation Committee) or to make any additional equity-based awards to him.  Accordingly, during the Extended Employment Term, the totality of Mr. Kraus’s compensation (other than his salary) will continue to be primarily dependent on the level of cash distributions on the restricted Holding Units granted to him and the trading price of Holding Units, both of which are partially dependent on the financial and operating results of our firm. Therefore, his long-term interests continue to be directly aligned with the interests of our Unitholders and also indirectly aligned with the interests of our clients, as strong performance for our clients generally contributes directly to increases in assets under management and thus improved financial performance for the firm.

The terms in the Extended Employment Agreement regarding perquisites and benefits are substantially the same as the comparable terms in the Kraus Employment Agreement (see “Overview of our Chief Executive Officer’s Compensation – Current Employment Agreement” above), except that, starting January 3, 2014, Mr. Kraus will reimburse AllianceBernstein for any incremental cost to AllianceBernstein associated with his personal use of company-owned aircraft and will not be entitled to tax gross-ups by AllianceBernstein with respect to personal use of company-owned aircraft or personal use of a company car and driver. These terms reflect the results of the arm’s length negotiation process described above.

During the second quarter of 2012, Johnson provided us with comparative compensation benchmarking data, which summarized CEO compensation levels for 2011 at selected asset management companies and banks comparable to ours. As noted above, this data provided ranges of compensation levels for CEOs at these companies, including salary, cash bonus, total cash compensation and total compensation. The comparable companies, which were selected by management with input from Johnson in order to provide appropriate comparisons for the size and business mix of AllianceBernstein, include Affiliated Managers, Ameriprise Financial, Bank of New York Mellon, BlackRock Financial Management, Credit Suisse Asset Management, Eaton Vance, Federated Investors, Franklin Resources, Invesco Plc, Janus Capital Group, JPMorgan Asset Management, Lazard, Legg Mason, Morgan Stanley, Northern Trust Corp., State Street and T. Rowe Price Associates.

Factors Considered when Determining Executive Compensation

Decisions about executive compensation are based primarily on our assessment of each executive’s leadership, operational performance and potential to enhance investment returns and service for our clients, all of which contribute to long-term Unitholder value. We do not utilize quantitative formulas when determining the compensation of our CEO, our Chief Financial Officer (“CFO”), our Former Interim CFO and our other three most highly-compensated executive officers (“named executive officers”), but rather rely on our judgment about each executive’s performance and whether each particular payment or award provides an appropriate reward for the executive officer’s and the firm’s current year performance. We begin this process by determining the total incentive compensation amounts available for a particular year (as more fully explained above in “Overview of 2012 Incentive Compensation Program”). We then consider a number of key factors for each of the named executive officers (other than Mr. Kraus, our CEO, whose compensation is described above in “Overview of our Chief Executive Officer’s Compensation”). These factors include: total compensation paid to the named executive officer in the previous year; the increase or decrease in the current year’s total incentive compensation amounts available; the named executive officer’s performance compared to individual business and operational goals established at the beginning of the year (or, in the case of Mr. Weisenseel, our CFO, the business and operational goals established when he joined us in May 2012); the nature, scope and level of responsibilities of the named executive officer; the contribution to our overall financial results; and the contribution of the executive’s business unit to our company’s fiduciary culture in which clients’ interests are paramount. In 2012, we also considered data provided by McLagan to benchmark the total compensation paid to each of our named executive officers.

This process, which is conducted by the CEO working with other members of senior management, results in specific incentive compensation recommendations to the Compensation Committee supported by the factors considered. The Compensation Committee then makes the final incentive compensation decisions. The Compensation Committee does not analyze quantifiable goals relating to the firm’s business units in determining the cash bonus of each of the named executive officers.

In addition to our CEO, our CFO and our other three most highly-compensated executive officers, for 2012, pursuant to applicable SEC rules and regulations, we also included our former Interim CFO, who returned to his duties as our firm’s Corporate Controller and Chief Accounting Officer after Mr. Weisenseel joined our firm in May 2012, as a “named executive officer”.

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

We have described below the business and operational goals established in 2012 for our named executive officers (other than Mr. Kraus) and the contribution to our company each made in achieving these goals:

•
For Mr. Gingrich, our company’s Chief Operating Officer, the main elements of his business and operational goals for 2012 included: increasing operating efficiency; optimizing retail, institutional, and private client strategy and sales efforts; enhancing planning and organizational processes; optimizing revenue and profitability of Bernstein Research Services; fostering a culture of meritocracy, empowerment and accountability among our business leaders; and recruiting and retaining top talent.

•
Mr. Gingrich was successful in meeting these goals in 2012.  Operating costs were reduced significantly compared to the previous year; important steps were taken to right-size our real estate footprint; operating margins were higher despite lower revenues; gross and net flows were substantially improved; processes were implemented to better manage costs and headcount; new personnel were recruited to the firm, including our CFO; and Bernstein Research Services once again gained market share while improving margins. Mr. Gingrich’s compensation reflected Mr. Kraus’s and the Compensation Committee’s judgment in assessing the importance of these contributions to our company.

•
For Mr. van Brugge, the Chairman and CEO of SCB LLC, the main elements of his business and operational goals for 2012 included: optimizing the revenue and profit contribution of Bernstein Research Services; further enhancing this unit’s research capabilities, trading services and product array; extending this unit’s geographic platform; and attracting, motivating and retaining top talent.

•
Mr. van Brugge was successful in meeting these goals in 2012. The most significant contributions made by Mr. van Brugge toward achieving these goals included leading Bernstein Research Services to:  strong market share and increased profitability; excellent results in third-party research surveys; and significant progress in growing its business in Asia. Mr. van Brugge’s compensation reflected Mr. Kraus’s and the Compensation Committee’s judgment in assessing the importance of these contributions to our company.

•
For Ms. Massad, our company’s Head of Human Capital and Chief Talent Officer, the main elements of her business and operational goals for 2012 included: fostering a workplace that attracts, develops, engages and retains top talent; facilitating compensation planning of our company’s strategic business units; establishing compensation principles and processes that support the company’s meritocracy-based culture; maintaining the company’s strong employee relations record; and refining the Human Capital business model to serve client needs while strengthening operating leverage of the Human Capital department and the company generally.

•
Ms. Massad was successful in meeting these goals in 2012. The most significant contributions made by Ms. Massad toward achieving these goals included:  supporting the successful restructuring and right-sizing of our company’s strategic business units; establishing an effective recruiting processes outsourcing (“RPO”) model, which improved our company’s ability to identify, access and attract top talent while reducing recruiting costs; establishing new corporate competencies to strengthen overall employee performance; refining the company’s performance management and compensation processes to strengthen the link between compensation and performance; evaluating the competitiveness of our global benefits programs and addressing these programs accordingly; and developing and facilitating management forums that strengthened our culture and engagement of our people.  Ms. Massad’s compensation reflected Mr. Kraus’s and the Compensation Committee’s judgment in assessing the importance of these contributions to our company.

•
For Mr. Weisenseel, our company’s CFO, the main elements of his business and operational goals for 2012 included: assuming his new responsibilities as CFO in a seamless manner; focusing on improving the company’s adjusted operating margin with a particular emphasis on reducing the firm’s cost structure, including its global real estate footprint; enhancing both internal and external financial reporting to provide more useful information to the Board, management and our Unitholders (including an increased focus on management operating metrics); reviewing our firm’s global liquidity profile to identify any potential enhancements; realigning our firm’s Finance and Administrative functions, and hiring new senior leaders in the Finance Department, to improve the level of client service provided to our company and its business leaders; and identifying and developing our Finance Department’s next generation of leaders.

•
Mr. Weisenseel was successful in meeting these goals in 2012.  The most significant contributions made by Mr. Weisenseel toward achieving these goals included:  improving our adjusted operating margin with a particular emphasis on reducing the firm’s cost structure pertaining to various promotion and servicing and general and administrative services expense items; executing the global space consolidation plan to further reduce the firm’s office footprint by approximately 500,000 square feet, which is expected to ultimately generate occupancy-related annual expense savings in the range of $38 to $43 million; identifying improvements to internal financial reporting to enhance transparency and accountability of senior business leaders and re-emphasizing in external financial reporting the management operating metrics we use internally to evaluate and compare period-to-period operating performance, including “adjusted net revenues”, “adjusted operating income” and “adjusted operating margin”; completing a review of our firm’s liquidity requirements, which resulted in the expansion of the firm’s credit facility by $100 million to match the potential size of its commercial paper program and securing additional liquidity lines of credit to assist in funding client redemptions; and adding senior leaders to the Finance team and reorganizing the Finance Department to provide better client service to our organization. Mr. Weisenseel’s compensation reflected Mr. Kraus’s and the Compensation Committee’s judgment in assessing the importance of these contributions to our company.

•
For Mr. Farrell, our Corporate Controller and former Interim CFO, the main elements of his business and operational goals for 2012 included: facilitating the transition of his responsibilities as Interim CFO to Mr. Weisenseel (in May 2012) in a seamless manner; ensuring the firm’s internal control structure and financial reporting standards were adhered to; assisting in the integration and support of new business and services; reviewing the firm’s global liquidity profile to ensure it supports current and future requirements; assisting in the review of the firm’s cost structure, including reducing its global real estate footprint; organizing the firm’s Finance Department to leverage and improve the service levels to the firm and its business leaders; and continuing to identify and develop our Finance Department’s next generation of business leaders.

•
Mr. Farrell was successful in meeting these goals in 2012. The most significant contributions made by Mr. Farrell toward achieving these goals included: facilitating the transfer of CFO responsibilities to Mr. Weisenseel; providing technical support for business development-related initiatives; evaluating the firm’s global liquidity profile to ensure that the firm’s funding capabilities would not be compromised; assisting in the evaluation of the firm’s cost structure which, including the review of the firm’s occupancy requirements, resulted in the consolidation of several office locations globally; and leveraging existing resources to provide the company and its business leaders with an efficient and effective financial support model. Mr. Farrell’s compensation reflected Mr. Kraus’s and the Compensation Committee’s judgment in assessing the importance of these contributions to our company.

Consistent with the management approach taken by AllianceBernstein for its executives generally, the 2012 goals of our named executive officers (other than Mr. Kraus, whose compensation is described above in “Overview of our Chief Executive Officer’s Compensation”) did not include specific revenue or profit targets. By their nature, the business and operational goals for each of these other named executive officers are difficult to measure quantitatively and thus management uses discretion to determine whether those goals and objectives have been met.

During the fourth quarter of 2012, McLagan provided us with comparative compensation benchmarking data, which summarized compensation levels for the prior year at selected asset management companies and banks comparable to ours. This data provides ranges of compensation levels for executive positions at these companies similar to those held by our named executive officers, including salary, total cash compensation and total compensation. The comparable companies, which are selected by management with input from McLagan in order to provide appropriate comparisons for the size and business mix of AllianceBernstein and the roles played by the named executive officers, include Bank of America Merrill Lynch, Barclays Capital Group, BlackRock, Credit Suisse, Deutsche Bank, Franklin Templeton, Goldman Sachs & Co., Goldman Sachs Asset Management, Invesco Plc, JPMorgan Asset Management, JPMorgan Chase, Morgan Stanley, Morgan Stanley Investment Management, Nomura Securities, PIMCO Advisors, T. Rowe Price Associates, UBS and The Vanguard Group.

Our CEO, and the Compensation Committee, retain discretion as to how to utilize the McLagan benchmarking data. The data is not used in a formulaic or mechanical way to determine named executive officer compensation levels. Total compensation paid to our named executive officers in 2012 fell within or below the ranges of total compensation paid to executives in similar positions by the companies included in the McLagan data. The Compensation Committee considered the McLagan data in concluding that the compensation levels paid in 2012 to our named executive officers were appropriate and reasonable.

The Board, when it reviewed and approved the Kraus Employment Agreement in December 2008, also considered the McLagan data, which indicated that Mr. Kraus’s compensation arrangement was fully competitive, reasonable and appropriate given our size, scope and complexity, and Mr. Kraus’s experience, credentials and proven track record.  Similarly, the Compensation Committee and the Executive Committee, in connection with the review and subsequent approval of the Extended Employment Agreement in June 2012, considered the Johnson data, which indicated that the compensation terms for Mr. Kraus set forth in the agreement were fully competitive and consistent with industry standards given our size, scope and complexity, the importance of CEO continuity, Mr. Kraus’s experience and integral role in the ongoing execution of our firm’s long-term growth strategy, and the overwhelming equity focus of his compensation.

Compensation Elements for Executive Officers

Below we describe the major elements of our executive compensation.

1. Base Salary. Base salaries comprise a relatively small portion of our executives’ total compensation and are maintained at levels generally lower than the salaries of executives at peer firms. Within the narrow range of base salaries paid to our executives, we consider individual experience, responsibilities and tenure with the firm. The salaries we paid during 2012 to our named executive officers are shown in column (c) of the Summary Compensation Table.

2. Short-term Incentive Compensation (Cash Bonus). In 2012, we paid annual cash bonuses in late December to reward individual performance for the year. These bonuses are based on management’s evaluation (subject to the Compensation Committee’s review and approval) of each executive’s performance during the year, and the performance of the executive’s business unit or function, compared to business and operational goals established at the beginning of the year, and in the context of the firm’s current year financial performance. The cash bonuses we awarded in 2012 to our named executive officers are shown in column (d) of the Summary Compensation Table.

3. Long-term Incentive Compensation. In 2012, we granted annual long-term incentive compensation awards in December to supplement cash bonuses and to encourage retention of our executives. These awards are made under an unfunded, non-qualified incentive compensation plan under which awards may be granted to eligible employees.

As discussed above in “Overview of 2012 Incentive Compensation Program”, long-term incentive compensation awards generally are denominated in restricted Holding Units. We employ this structure to directly align our executives’ long-term interests with the interests of our Unitholders while also indirectly aligning our executives’ long-term interests with the interests of our clients, as strong performance for our clients generally contributes directly to increases in assets under management and thus improved financial performance for the firm. The 2012 long-term incentive compensation awards granted to our named executive officers are shown in column (e) of the Summary Compensation Table, column (i) of the Grants of Plan-based Awards Table and column (g) of the Outstanding Equity Awards at 2012 Fiscal Year End Table.

Long-term incentive compensation was awarded in 2012 as part of total incentive compensation based on a customized set of goals for each executive. The relative level of cash bonus compared to long-term incentive compensation is generally fixed using a sliding scale based on the total compensation level of the executive, with lower-paid executives receiving a greater percentage of their incentive compensation as cash bonuses than more highly-paid executives.

In 2012, the number of restricted Holding Units comprising long-term incentive compensation awards was based on the average of the closing prices of a Holding Unit as reported for NYSE composite transactions for the five business day period that commenced on January 14, 2013 and concluded on January 18, 2013 (this calculation resulted in an average price of $19.972); the Compensation Committee approved the awards on December 3, 2012.

Long-term incentive compensation awards generally vest ratably over four years. However, award recipients who terminate their employment or are terminated without cause continue to vest in their long-term incentive compensation awards if the award recipients comply with certain agreements and restrictive covenants set forth in the applicable award agreement, including restrictions on competition, employee and client solicitation, and a claw-back for failing to follow existing risk management policies.

Withdrawals prior to vesting are not permitted. Upon vesting, awards are distributed to participants unless the award recipient has, in advance, voluntarily elected to defer receipt to future periods. Quarterly cash distributions on vested and unvested restricted Holding Units are paid currently to award recipients and are included in column (i) of the Summary Compensation Table.

4. Defined Contribution Plan. Employees of AllianceBernstein are eligible to participate in the Profit Sharing Plan for Employees of AllianceBernstein L.P. (as amended and restated as of January 1, 2010, “Profit Sharing Plan”), a tax-qualified retirement plan. The Compensation Committee determines the amount of company contributions (both the level of annual matching by the firm of an employee’s pre-tax salary deferral contributions and the annual company profit sharing contribution). For 2012, the Compensation Committee determined that employee deferral contributions would be matched on a one-to-one basis up to five percent of eligible compensation and there would be no profit sharing contribution. Company contributions to the Profit Sharing Plan on behalf of the named executive officers are shown in column (i) of the Summary Compensation Table.

5. CEO Arrangements. See “Overview of our Chief Executive Officer’s Compensation” above.

Compensation Committee

In 2012, the Compensation Committee was composed of Mr. Condron (Chair), Mr. Duverne, Mr. Elliott, Mr. Kraus, Ms. Slutsky and Mr. Smith. Mr. de Castries resigned as a member of the Compensation Committee in February 2012. The Compensation Committee held eight meetings in 2012.

As discussed above (see “Corporate Governance—NYSE Governance Matters” in Item 10), because Holding is a limited partnership, it is exempt from NYSE rules that require public companies to have a compensation committee composed solely of independent directors. AXA owns, indirectly, an approximate 65.5% economic interest in AllianceBernstein (as of December 31, 2012), and compensation expense is a significant component of our financial results. For these reasons, Mr. Duverne, Deputy Chief Executive Officer of AXA, is a member of the Compensation Committee, and any action taken by the Compensation Committee requires the affirmative vote or consent of an executive officer of one or more of our parent companies. (Presently, Mr. Duverne is the only member of the Compensation Committee who is also an executive officer of one or more of our parent companies.)

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

(iii) reviewing and approving the compensation of our CEO, evaluating his performance, and determining and approving his compensation level based on this evaluation, which in 2012 was done in connection with the process of negotiating and approving the Extended Employment Agreement (our CEO recuses himself from voting on his own compensation and, accordingly, did not participate in the Compensation Committee’s or the Executive Committee’s discussions regarding the Extended Employment Agreement); and

(iv) reviewing and discussing the CD&A, and recommending to the Board its inclusion in the Partnerships’ Forms 10-K and, when applicable, proxy statements.

In 2007, the Compensation Committee delegated responsibility for managing AllianceBernstein’s non-qualified plans to the Omnibus Committee for Non-Qualified Plans (“Omnibus Committee”), consisting of six members who are senior officers of AllianceBernstein. The Omnibus Committee held four meetings in 2012.

The Compensation Committee’s year-end process has generally focused on the cash bonuses and long-term incentive compensation awards granted to senior management. Mr. Kraus plays an active role in the work of the Compensation Committee, but he does not participate in any committee discussions or votes regarding his own compensation. Mr. Kraus, working with other members of senior management, provides recommendations for individual employee awards to the Compensation Committee for its consideration. As part of this process, management provides the committee with compensation benchmarking data from compensation consultants. For 2012, we paid $17,120 to McLagan for executive compensation benchmarking data and an additional $274,680 for survey and consulting services relating to the amount and form of compensation paid to employees other than executives.

The Compensation Committee held its regularly-scheduled meeting regarding year-end compensation on December 3, 2012, at which it discussed and approved senior management’s compensation recommendations. The Compensation Committee retained Johnson when considering whether to approve the Extended Employment Agreement, but did not retain its own consultants for general employee compensation purposes.

The Compensation Committee’s functions are more fully described in the committee’s charter, which is available online in the “Management & Governance” section of our Internet Site.

Other Compensation-Related Matters

AllianceBernstein and Holding are, respectively, private and public limited partnerships, and are subject to taxes other than federal and state corporate income tax (see “Business—Taxes” in Item 1 and “Structure-related Risks” in Item 1A). Accordingly, Section 162(m) of the Code, which limits tax deductions relating to executive compensation otherwise available to entities taxed as corporations, is not applicable to either AllianceBernstein or Holding.

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

All compensation awards approved during 2012 that involve the issuance of Holding Units were made under the 2010 Plan.

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

As of December 31, 2012, AXA Equitable and its affiliates owned an aggregate 65.5% economic interest in AllianceBernstein.

Mr. Kraus is Chairman of the Board and Chief Executive Officer of the General Partner and, accordingly, also serves in that capacity for AllianceBernstein and Holding. Mr. Kraus is also a director of AXA Financial, AXA Equitable, MONY and MLOA. In addition, Mr. Kraus is a member of the Management Board of AXA. Other than Mr. Kraus, no executive officer of AllianceBernstein served as (i) a member of a compensation committee or (ii) a director of another entity, an executive officer of which served as a member of AllianceBernstein’s Compensation Committee or Board.

Compensation Committee Report

The members of the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth above and, based on such review and discussion, recommended to the Board its inclusion in this Form 10-K.

Christopher M. Condron (Chair)	Denis Duverne
Steven G. Elliott	Peter S. Kraus
Lorie A. Slutsky	A.W. (Pete) Smith, Jr.

Summary Compensation Table

The following table summarizes the total compensation of our named executive officers for 2012, 2011 and 2010, as applicable (including Mr. Farrell, who ceased serving as our firm’s Interim CFO when Mr. Weisenseel joined our firm in May 2012 and, accordingly, is no longer an executive officer):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1)(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Peter S. Kraus(3)	2012	275,000	—	33,127,373	—	—	—	2,634,830	36,037,203
Chairman and Chief Executive Officer	2011	275,000	—	—	—	—	—	3,982,527	4,257,527
	2010	275,000	—	—	—	—	—	4,328,020	4,603,020
James A. Gingrich	2012	400,000	2,485,000	3,114,993	—	—	—	304,781	6,304,774
Chief Operating Officer	2011	400,000	1,685,000	1,915,000	—	—	—	346,352	4,346,352
	2010	400,000	1,311,092	2,638,921	—	—	—	155,586	4,505,599
Robert P. van Brugge(4)(6)	2012	389,808	1,490,778	1,609,224	—	—	—	86,237	3,576,047
Chairman and CEO of SCB LLC	2011	375,000	1,470,000	930,002	—	—	—	356,910	3,131,912
Lori A. Massad(5) Head of Human Capital and Chief Talent Officer	2012	400,000	805,000	595,006	—	—	—	128,851	1,928,857
John C. Weisenseel(7) Chief Financial Officer	2012	229,327	755,050	1,244,969	—	—	—	40,207	2,269,553
Edward J. Farrell(4)(8)	2012	300,000	410,000	214,999	—	—	—	51,212	976,211
Former Interim Chief Financial Officer	2011	300,000	515,000	285,005	—	—	—	47,633	1,147,638

(1)
The figures in column (e) of the above table provide the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 18 to AllianceBernstein’s consolidated financial statements in Item 8.

(2)
As discussed above in “Overview of 2012 Incentive Compensation Program” and “Compensation Elements for Executive Officers—Long-term Incentive Compensation” in this Item 11, long-term incentive compensation awards generally are denominated in restricted Holding Units. We employ this structure to directly align our executives’ long-term interests with the interests of our Unitholders while also indirectly aligning our executives’ long-term interests with the interests of our clients, as strong performance for our clients generally contributes directly to increases in assets under management and thus improved financial performance for the firm. The 2012 long-term incentive compensation awards granted to our named executive officers are shown in column (e) of this table, column (i) of the Grant of Plan-Based Awards Table and column (g) of the Outstanding Equity Awards at 2012 Fiscal Year-End Table.

In 2012, the number of restricted Holding Units comprising long-term incentive compensation awards was based on the average of the closing prices of a Holding Unit as reported for NYSE composite transactions for the five business day period that commenced on January 14, 2013 and concluded on January 18, 2013 (this calculation resulted in an average price of $19.972); the Compensation Committee approved the awards on December 3, 2012.

(3)
Mr. Kraus’s compensation structure is set forth in the Kraus Employment Agreement and the Extended Employment Agreement; the terms of each are described above in “Compensation Discussion and Analysis—Overview of our Chief Executive Officer’s Compensation” and below in “Potential Payments upon Termination or Change in Control”.

(4)	We have not provided 2010 compensation because neither Mr. van Brugge nor Mr. Farrell was a named executive officer in 2010.

(5)	We have not provided 2011 or 2010 compensation because Ms. Massad was not a named executive officer in those years.

(6)
The 2011 bonus disclosed in column (d) for Mr. van Brugge includes a $1,220,000 cash bonus paid to Mr. van Brugge in December 2011 and the $250,000 portion of Mr. van Brugge’s 2011 long-term incentive compensation award under the Incentive Compensation Program he elected to allocate to Deferred Cash. The Deferred Cash accrues interest monthly based on our monthly weighted average cost of funds (approximately 0.4% during 2012) and will be credited to Mr. van Brugge annually until the cash is distributed to him in installments over the four-year vesting period.  The interest on Mr. van Brugge’s Deferred Cash is shown in column (d) of the Non-Qualified Deferred Compensation Table.

(7)	On May 14, 2012, Mr. Weisenseel joined our firm as Chief Financial Officer. We did not pay Mr. Weisenseel any compensation during 2011 or 2010.

Mr. Weisenseel was granted, as of May 14, 2012 (his first date of employment, “JCW Hire Date”), in accordance with the terms and conditions of the Incentive Compensation Program, an award of restricted Holding Units initially valued at $1,000,000 in connection with his recruitment and as replacement equity for awards he forfeited by leaving McGraw Hill. The number of restricted Holding Units (69,629) was determined by dividing $1,000,000 by the average closing price on the NYSE of a Holding Unit for the period covering the four trading days immediately preceding the JCW Hire Date, the JCW Hire Date and the five trading days immediately following the JCW Hire Date (this calculation resulted in an average price of $14.362) and rounded up to the nearest whole number (due to this rounding, the grant date fair value of the award reflected in column (e) is $1,000,012). This award is shown in column (e) of this table, column (i) of the Grant of Plan-Based Awards table and column (g) of the Outstanding Equity Awards at 2012 Fiscal Year-End Table.

The 2012 bonus disclosed in column (d) for Mr. Weisenseel includes a $655,000 cash bonus paid to Mr. Weisenseel in December 2012 and the $100,050 portion of Mr. Weisenseel’s 2012 long-term incentive compensation award under the Incentive Compensation Program he elected to allocate to Deferred Cash. The Deferred Cash accrues interest monthly based on our monthly weighted average cost of funds (approximately 0.4% during 2012) and will be credited to Mr. Weisenseel annually until the cash is distributed to him in installments over the four-year vesting period.  The interest on Mr. Weisenseel’s Deferred Cash will be shown in column (d) of the Non-Qualified Deferred Compensation Table.

(8)	Mr. Farrell continued as our firm’s Corporate Controller after Mr. Weisenseel joined our firm in May 2012.

Column (i) includes the aggregate incremental cost to our company of certain other expenses and perquisites, including leased car and driver expenses, contributions to the Profit Sharing Plan, life insurance premiums, medical and dental coverage, financial planning, and tax services and tax gross-ups, as applicable.

In accordance with the Kraus Employment Agreement and the Restricted Holding Unit Grant, Mr. Kraus is paid the cash distributions payable with respect to his unvested restricted Holding Units and a dollar amount equal to the cash distributions payable with respect to the number of any Holding Units that are withheld by AllianceBernstein to cover Mr. Kraus’s tax withholding obligations as the Holding Units vest.

For 2012, column (i) includes:

for Mr. Kraus, $1,825,268 for quarterly distributions related to his Restricted Holding Unit Grant ($1,034,380 of which was paid on Holding Units Mr. Kraus owned and $790,888 of which was paid on Holding Units that had been withheld to cover taxes), $511,324 for personal use of aircraft, $172,598 for personal use of a car and driver (including lease costs ($15,586), driver compensation ($138,005) and other car-related costs ($19,007), such as parking, gas, tolls, and repairs and maintenance), $113,140 for gross-ups related to imputed income for personal use of aircraft and car, and a $12,500 contribution to the Profit Sharing Plan.

for Mr. Gingrich, $291,315 for quarterly distributions on Holding Units awarded as long-term incentive compensation, a $12,500 contribution to the Profit Sharing Plan and $966 of life insurance premiums.

for Mr. van Brugge, $129,240 for quarterly distributions on Holding Units awarded as long-term incentive compensation, a $12,500 contribution to the Profit Sharing Plan, $11,178 for financial planning services, $9,549 for gross-ups related to imputed income for tax payments made on his behalf, $3,520 for tax preparation services and $405 of life insurance premiums, minus $80,155 representing an adjustment of tax equalization relating to U.K. taxes paid on his behalf.

for Ms. Massad, $87,094 for quarterly distributions on Holding Units awarded as long-term incentive compensation, $18,301 for financial planning services, $10,326 for gross-ups related to imputed income for the financial planning services, a $12,500 contribution to the Profit Sharing Plan, and $630 of life insurance premiums.

for Mr. Weisenseel, $39,689 for quarterly distributions on Holding Units awarded as long-term incentive compensation and $518 of life insurance premiums.

for Mr. Farrell, $38,022 for quarterly distributions on Holding Units awarded as long-term incentive compensation, a $12,500 contribution to the Profit Sharing Plan and $690 of life insurance premiums.

For additional information regarding the compensation of our named executive officers, including their respective business and operational goals, see “Factors Considered when Determining Executive Compensation” and “Compensation Elements for Executive Officers” above.

During 2012, we owned a fractional interest in an aircraft with an aggregate operating cost of $344,338 (including $86,119 in maintenance fees, $201,132 in usage fees and $57,087 of amortization expense).  We sold this fractional interest during 2012. We also leased two aircraft during 2012 with an aggregate operating cost of $7,224,347 (including $2,116,247 in leasing costs, $2,092,718 in maintenance fees and $3,015,382 in usage fees).

Our interests in aircraft facilitate business travel of senior management. In 2012, we permitted our Chief Executive Officer to use the aircraft for personal travel. His personal travel constituted approximately 17.6% of our actual use of the aircraft in 2012.

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

We use the Standard Industry Fare Level (“SIFL”) methodology to calculate the amount to include in the taxable income of executives for the personal use of company-owned aircraft. Using the SIFL methodology, which was approved by our Compensation Committee, limits our ability to deduct the full cost of personal use of company-owned aircraft by our executive officers. Taxable income for the 12 months ended October 31, 2012 for personal use imputed to Mr. Kraus is $84,897.

Grants of Plan-based Awards in 2012

The following table describes each grant of an award made to a named executive officer during 2012 under the 2010 Plan, an equity compensation plan:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Peter S. Kraus(1)	6/21/2012	—	—	—	—	—	—	2,722,052	—	—	33,127,373
James A. Gingrich(2)(3)	12/3/2012	—	—	—	—	—	—	155,968	—	—	3,114,993
Robert P. van Brugge(2)(3)	12/3/2012	—	—	—	—	—	—	80,574	—	—	1,609,224
Lori A. Massad(2)(3)	12/3/2012	—	—	—	—	—	—	29,792	—	—	595,006
John C. Weisenseel(2)(3)(4)	12/3/2012	—	—	—	—	—	—	12,265	—	—	244,957
	5/14/2012	—	—	—	—	—	—	69,629	—	—	1,000,012
Edward J. Farrell(2)(3)	12/3/2012	—	—	—	—	—	—	10,765	—	—	214,999

(1)
The amount shown in column (i) reflects the 2,722,052 Holding Units Mr. Kraus was granted pursuant to the Extended Employment Agreement, as discussed above in “Overview of our Chief Executive Officer’s Compensation” in this Item 11.

(2)
Amounts shown in column (i) reflect 2012 restricted Holding Unit awards granted under the Incentive Compensation Program and the 2010 Plan, an equity compensation plan, and can also be found in column (e) of the Summary Compensation Table.

(3)
As discussed above in “Overview of 2012 Incentive Compensation Program” and “Compensation Elements for Executive Officers—Long-term Incentive Compensation” in this Item 11, long-term incentive compensation awards generally are denominated in restricted Holding Units. We employ this structure to directly align our executives’ long-term interests with the interests of our Unitholders while also indirectly aligning our executives’ long-term interests with the interests of our clients, as strong performance for our clients generally contributes directly to increases in assets under management and thus improved financial performance for the firm. The 2012 long-term incentive compensation awards granted to our named executive officers are shown in column (i) of this table, column (e) of the Summary Compensation Table and column (g) of the Outstanding Equity Awards at 2012 Fiscal Year-End Table.

In 2012, the number of restricted Holding Units comprising long-term incentive compensation awards was based on the average of the closing prices of a Holding Unit as reported for NYSE composite transactions for the five business day period that commenced on January 14, 2013 and concluded on January 18, 2013 (this calculation resulted in an average price of $19.972); the Compensation Committee approved the awards on December 3, 2012.

(4)
Mr. Weisenseel was granted, as of the JCW Hire Date, in accordance with the terms and conditions of the Incentive Compensation Program, an award of restricted Holding Units initially valued at $1,000,000 in connection with his recruitment and as replacement equity for awards he forfeited by leaving McGraw Hill.  The number of restricted Holding Units (69,629) was determined by dividing $1,000,000 by the average closing price on the NYSE of a Holding Unit for the period covering the four trading days immediately preceding the JCW Hire Date, the JCW Hire Date and the five trading days immediately following the JCW Hire Date (this calculation resulted in an average price of $14.362) and rounded up to the nearest whole number (due to this rounding, the grant date fair value of the award reflected in column (l) is $1,000,012).  This award is shown in column (i) of this table, column (e) of the Summary Compensation Table and column (g) of the Outstanding Equity Awards at 2012 Fiscal Year-End Table.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table describes any outstanding equity awards held by our named executive officers as of December 31, 2012:

	Option Awards					Holding Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Peter S. Kraus(1)(2)	—	—	—	—	—	3,266,462	56,934,433	—	—
James A. Gingrich(3)(4)	158,119	105,414	—	17.05	1/23/19	331,676	5,781,113	—	—
Robert P. van Brugge(5)	—	—	—	—	—	170,408	2,970,211	—	—
Lori A. Massad(6)	—	—	—	—	—	90,410	1,575,846	—	—
John C. Weisenseel(7)	—	—	—	—	—	64,486	1,123,991	—	—
Edward J. Farrell(8)	—	—	—	—	—	34,579	602,712	—	—

(1)
Mr. Kraus’s Restricted Holding Unit Grant vested in 20% increments on each of December 19, 2009, 2010, 2011 and 2012, and is scheduled to vest in an additional 20% increment on December 19, 2013.  In connection with the Extended Employment Agreement, the Kraus Employment Agreement was amended to permit Mr. Kraus to defer until December 19, 2018 delivery of the final vesting of 544,410 restricted Holding Units.

(2)
In connection with the signing of the Extended Employment Agreement on June 21, 2012, Mr. Kraus was granted an additional 2,722,052 restricted Holding Units.  Subject to the accelerated vesting clauses set forth in the Extended Employment Agreement (see “Overview of our Chief Executive Officer’s Compensation” in this Item 11), Mr. Kraus’s restricted Holding Units will vest in 20% increments on each of the first five anniversaries of December 19, 2013, commencing December 19, 2014, provided, with respect to each installment, Mr. Kraus continues to be employed by AllianceBernstein on the vesting date.  Delivery of all of the restricted Holding Units will be delayed until the final vesting date on December 19, 2018, subject to acceleration upon certain qualifying events of termination of employment.  This award is shown in column (g) of this table, column (e) of the Summary Compensation Table and column (i) of the Grant of Plan-Based Awards Table.

(3)
Mr. Gingrich was awarded (i) 155,968 restricted Holding Units in December 2012 that vest in 25% increments on each of December 1, 2013, 2014, 2015 and 2016, (ii) 128,558 restricted Holding Units in December 2011, 25% of which vested on December 1, 2012, and the remainder of which is scheduled to vest in additional 25% increments on each of December 1, 2013, 2014 and 2015, (iii) 111,253 restricted Holding Units in December 2010, 25% of which vested on each of December 1, 2011 and 2012, and the remainder of which is scheduled to vest in additional 25% increments on each of December 1, 2013 and 2014, and (iii) 94,650 restricted Holding Units in December 2009, 25% of which vested on each of December 1, 2010, 2011 and 2012, and the remainder of which is scheduled to vest in an additional 25% increment on December 1, 2013.

(4)
Mr. Gingrich was granted 263,533 options to buy Holding Units in January 2009, 20% of which vested and became exercisable on each of January 23, 2010, 2011 and 2012, and the remainder of which is scheduled to vest and become exercisable in additional 20% increments on each of January 23, 2013 and 2014.

(5)
Mr. van Brugge was awarded (i) 80,574 restricted Holding Units in December 2012 that vest in 25% increments on each of December 1, 2013, 2014, 2015 and 2016, and (ii) 62,433 restricted Holding Units in December 2011, 25% of which vested on December 1, 2012, and the remainder of which is scheduled to vest in additional 25% increments on each of December 1, 2013, 2014 and 2015. The totals in columns (g) and (h) include restricted Holding Units granted to Mr. van Brugge before he became a named executive officer.

(6)
Ms. Massad was awarded 29,792 restricted Holding Units in December 2012 that vest in 25% increments on each of December 1, 2013, 2014, 2015 and 2016. The totals in columns (g) and (h) include restricted Holding Units granted to Ms. Massad before she became a named executive officer.

(7)
Mr. Weisenseel was awarded 12,265 restricted Holding Units in December 2012 that vest in 25% increments on each of December 1, 2013, 2014, 2015 and 2016. In addition, Mr. Weisenseel was granted, as of the JCW Hire Date, in accordance with the terms and conditions of the Incentive Compensation Program, an award of restricted Holding Units initially valued at $1,000,000 in connection with his recruitment and as replacement equity for awards he forfeited by leaving McGraw Hill.  The number of restricted Holding Units (69,629) was determined by dividing $1,000,000 by the average closing price on the NYSE of a Holding Unit for the period covering the four trading days immediately preceding the JCW Hire Date, the JCW Hire Date and the five trading days immediately following the JCW Hire Date (this calculation resulted in an average price of $14.362) and rounded up to the nearest whole number.  25% of this award vested on December 1, 2012 and the remainder of this award is scheduled to vest in additional 25% increments on each of December 1, 2013, 2014 and 2015. This award is shown in column (g) of this table, column (e) of the Summary Compensation Table and column (i) of the Grant of Plan-Based Awards Table.

(8)
Mr. Farrell was awarded (i) 10,765 restricted Holding Units in December 2012 that vest in 25% increments on each of December 1, 2013, 2014, 2015 and 2016, and (ii) 19,133 restricted Holding Units in December 2011, 25% of which vested on December 1, 2012, and the remainder of which is scheduled to vest in additional 25% increments on each of December 1, 2013, 2014 and 2015. The totals in columns (g) and (h) include restricted Holding Units granted to Mr. Farrell before he became a named executive officer.

Option Exercises and Holding Units Vested in 2012

The following table describes any Holding Units held by our named executive officers that vested during 2012:

	Option Awards		Holding Unit Awards
Name	Number of Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Holding Units Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)

Peter S. Kraus	—	—	544,410	9,178,753
James A. Gingrich	—	—	83,615	1,469,952
Robert P. van Brugge	—	—	46,209	812,354
Lori A. Massad	—	—	31,060	546,035
John C. Weisenseel	—	—	17,407	306,015
Edward J. Farrell	—	—	12,073	212,243

Pension Benefits for 2012

None of our named executive officers are entitled to benefits under the Amended and Restated Retirement Plan for Employees of AllianceBernstein L.P. (“Retirement Plan”), our company pension plan. For additional information regarding the Retirement Plan, including interest rates and actuarial assumptions, see Note 16 to AllianceBernstein’s consolidated financial statements in Item 8.

Non-Qualified Deferred Compensation for 2012

The following table describes our named executive officers’ vested and unvested non-qualified deferred compensation contributions, earnings and distributions during 2012 and their non-qualified deferred compensation plan balances as of December 31, 2012:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)

Peter S. Kraus	—	—	—	—	—
James A. Gingrich(1)	—	—	389,661	(460,482)	2,637,647
Robert P. van Brugge(1)(2)(3)	—	—	53,723	(705,685)	187,500
Lori A. Massad(1)	—	—	5,214	(41,933)	—
John C. Weisenseel(4)	—	100,050	—	—	100,050
Edward J. Farrell(1)	—	—	51,184	(322,322)	360,831

(1)
For Ms. Massad and Messrs. Gingrich, van Brugge and Farrell, amounts shown reflect their respective interests from pre-2009 awards under the Incentive Compensation Program. For additional information about the Incentive Compensation Program, see Note 17 to AllianceBernstein’s consolidated financial statements in Item 8. For individuals (including Ms. Massad and Messrs. Gingrich, van Brugge and Farrell) with notional investments in Holding Units, amounts of quarterly distributions on such Holding Units are reflected as earnings in column (d) and, to the extent distributed to the named executive officer, as distributions in column (e). Column (f) includes the value of all notional investments as of the close of business on December 31, 2012. As of that date, Messrs. Gingrich and Farrell notionally held 12,735 Holding Units and 6,347 Holding Units, respectively, and Ms. Massad and Mr. van Brugge did not hold any Holding Units, as a result of pre-2009 awards under the Incentive Compensation Program.

(2)
The amount shown in column (d) for Mr. van Brugge reflects the interest payment to which he was entitled as a result of allocating a portion of his 2011 long-term incentive compensation award to Deferred Cash. Interest accrues monthly based on our monthly weighted average cost of funds (approximately 0.4% in December 2012) and will be credited to Mr. van Brugge annually until the cash is distributed to him in installments over the four-year vesting period.

(3)	The amount shown in column (e) for Mr. van Brugge includes his Deferred Cash distribution during 2012.

(4)
The amount shown in column (c) for Mr. Weisenseel reflects the portion of his 2012 long-term incentive compensation award that he elected to receive in Deferred Cash. This amount will accrue interest monthly based on our monthly weighed average cost of funds (approximately 0.4% during 2012) and will be credited to Mr. Weisenseel annually until the cash is distributed to him in installments over the four-year vesting period. In future years, this interest will be reflected in column (d) and these distributions will be reflected in column (e).

Potential Payments upon Termination or Change in Control

In connection with the commencement of Mr. Kraus’s employment, on December 19, 2008, he received the Restricted Holding Unit Grant. During Mr. Kraus’s Employment Term, AllianceBernstein has no commitment to pay any cash bonuses to Mr. Kraus beyond the $6 million in 2009 (with any additional bonuses being entirely at the discretion of the Compensation Committee) or to make any additional equity-based awards to him. Consequently, for 2010 and subsequent years during the Employment Term, the totality of Mr. Kraus’s compensation (other than his salary and absent any additional awards the Compensation Committee may choose to grant) has been, and continues to be, dependent on the level of cash distributions on the restricted Holding Units granted to him and the evolution of the trading price of Holding Units, both of which are partially dependent on the financial and operating results of our firm. Therefore, his long-term interests are directly aligned with the interests of other holders of Holding Units and also indirectly aligned with the interests of our clients as strong performance for our clients generally contributes to increases in assets under management and thus improved financial performance for the firm. For additional information about Mr. Kraus’s compensation, see “Overview of our Chief Executive Officer’s Compensation” above.

The Kraus Employment Agreement contains a number of accelerated vesting clauses, including immediate vesting upon a “change in control” of our firm (i.e., AXA, our parent company, ceasing to control the management of AllianceBernstein’s business or Holding ceasing to be publicly traded); immediate vesting of the next two installments of restricted Holding Units (or, if only one installment remains as of the termination date, such installment) upon certain qualifying events of termination of employment, including termination of Mr. Kraus’s employment by AllianceBernstein “without cause” or by Mr. Kraus for “good reason”; and immediate vesting of a pro-rata portion of any restricted Holding Units otherwise due to vest on the next vesting date upon Mr. Kraus’s death or disability.

The change-in-control provisions in the Kraus Employment Agreement were required by Mr. Kraus as part of his negotiation in order to assure him that AllianceBernstein would continue to be operated as a separately-managed entity, and with a certain degree of independence, and that Holding would continue as a publicly-traded entity. Both AXA and Mr. Kraus believe that this arrangement adds significant value to AllianceBernstein. The Board understood that AXA had no intention of changing this arrangement during the Employment Term and thus concluded that the change-in-control provisions were acceptable and necessary in order to recruit Mr. Kraus.

The provisions requiring accelerated vesting upon termination by AllianceBernstein without cause or by Mr. Kraus for good reason were required by Mr. Kraus in order to preserve the value of his long-term incentive compensation arrangement. The Board agreed to these provisions because they were typical of executive compensation agreements for executives at Mr. Kraus’s level and because the Board concluded that they were necessary to recruit Mr. Kraus.

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

As discussed above in “Overview of our Chief Executive Officer’s Compensation”, on June 21, 2012, Mr. Kraus, the General Partner, AllianceBernstein and Holding entered into the Extended Employment Agreement.  The terms set forth in the Extended Employment Agreement regarding potential payments to Mr. Kraus upon a change in control of AllianceBernstein or a qualifying event of termination of employment are substantially the same as the comparable terms in the Kraus Employment Agreement, except for the terms governing a termination of employment by AllianceBernstein without “cause” or by Mr. Kraus for “good reason”.  If the Extended Employment Agreement had been terminated for either of these reasons before December 19, 2012, Mr. Kraus would have forfeited the entire restricted Holding Unit award granted under the Extended Employment Agreement.  If the Extended Employment Agreement is terminated for either of these reasons after December 19, 2012 but before December 19, 2013, Mr. Kraus will immediately vest in the installment of restricted Holding Units scheduled to vest on December 19, 2014.  If the Extended Employment Agreement is terminated for either of these reasons after December 19, 2013, Mr. Kraus will immediately vest in the next two installments of restricted Holding Units or, if fewer remain as of the termination date, the balance of the installments that are unvested.

In 2011, we amended all outstanding long-term incentive compensation awards (including option awards) of active employees (i.e., those employees who were employed by the company as of December 31, 2011) permitting those employees who terminate their employment or are terminated without cause to continue to vest in their long-term incentive compensation awards if they comply with certain agreements and restrictive covenants set forth in the applicable award agreement. These agreements and covenants include restrictions on competition and employee and client solicitation, and a claw-back for failing to follow existing risk management policies. Our 2012 long-term incentive compensation awards incorporated these changes and we expect the changes to apply to long-term incentive compensation awards in future years as well. The amounts shown for the named executive officers (other than Mr. Kraus) for resignation or termination by AllianceBernstein without cause in columns (b), (c) and (d) of the table below reflect the value of these changes to their outstanding awards, assuming such resignation or termination on December 31, 2012 and the executives’ continued compliance with these agreements and restrictive covenants through the vesting dates of the awards. For additional information, see “Overview of Compensation Philosophy and Program” in this Item 11 and Note 2 to AllianceBernstein’s consolidated financial statements in Item 8. In addition, there are amounts payable to the named executive officers upon death and disability.

The following table sets forth estimated payments and benefits to which our named executive officers would have been entitled upon a change in control of AllianceBernstein or the qualifying events of termination of employment as of December 31, 2012:

Name	Cash Payments(1)(2) ($)	Acceleration or Grant of Restricted Holding Unit Awards(2) ($)	Acceleration of Option Awards(2) ($)	Other Benefits ($)
(a)	(b)	(c)	(d)	(e)

Peter S. Kraus(3)
Change in control - Kraus Employment Agreement	—	9,489,066	—	16,460
Change in control - Extended Employment Agreement	—	47,445,366		16,460
Termination by AllianceBernstein without cause - Kraus Employment Agreement	—	9,489,066	—	16,460
Termination by AllianceBernstein without cause - Extended Employment Agreement	—	9,489,066		16,460
Termination by Mr. Kraus for good reason - Kraus Employment Agreement	—	9,489,066	—	16,460
Termination by Mr. Kraus for good reason - Extended Employment Agreement	—	9,489,066	—	16,460
Death or disability(4)(5) - Kraus Employment Agreement	—	9,489,066	—	16,460
Death or disability(4)(5) - Extended Employment Agreement	—	9,489,066		16,460
James A. Gingrich Resignation or termination by AllianceBernstein without cause (complies with applicable agreements and restrictive covenants)(2)	—	5,781,113	40,057	—
Death or disability(6)	—	5,781,113	40,057	—
Robert P. van Brugge Resignation or termination by AllianceBernstein without cause (complies with applicable agreements and restrictive covenants)(2)	187,500	2,970,211	—	—
Death or disability(6)	187,500	2,970,211	—	—
Lori A. Massad Resignation or termination by AllianceBernstein without cause (complies with applicable agreements and restrictive covenants)(2)	—	1,575,846	—	—
Death or disability(6)	—	1,575,846	—	—
John C. Weisenseel Resignation or termination by AllianceBernstein without cause (complies with applicable agreements and restrictive covenants)(2)	100,050	1,123,991	—	—
Death or disability(6)	100,050	1,123,991	—	—
Edward J. Farrell Resignation or termination by AllianceBernstein without cause (complies with applicable agreements and restrictive covenants)(2)	—	602,712	—	—
Death or disability(6)	—	602,712	—	—

(1)
For Messrs. van Brugge and Weisenseel, amounts shown represent the portions of their awards pursuant to the Incentive Compensation Program they elected to allocate to Deferred Cash.  Mr. van Brugge allocated a portion of his 2011 award to Deferred Cash and Mr. Weisenseel allocated a portion of his 2012 award to Deferred Cash. In addition, it is possible that each named executive officer (other than Mr. Kraus) could receive a cash severance payment on the termination of his or her employment. As the amounts of any such cash severance payments would be determined at the time of such termination, we are unable to estimate such amounts.

(2)
In 2011, we amended all outstanding long-term incentive compensation awards (including option awards) of active employees (i.e., those employees who were employed by the company as of December 31, 2011) permitting those employees, who terminate their employment or are terminated without cause, to continue to vest in their long-term incentive compensation awards (including option awards) if they comply with certain agreements and restrictive covenants set forth in the applicable award agreement. These agreements and covenants include restrictions on competition and employee and client solicitation, and a claw-back for failing to follow existing risk management policies. Our 2012 long-term incentive compensation awards incorporated these changes and we expect these changes also to apply to future long-term incentive compensation awards.

If a named executive officer fails to comply with the applicable agreements and restrictive covenants set forth in his or her award agreements, the named executive officer would not be entitled to continue to vest in his or her restricted Holding Unit or option awards.

(3)
If a change in control of AllianceBernstein or a qualifying event of termination of employment had occurred as of December 31, 2012, Mr. Kraus would have been entitled to receive (i) accelerated vesting under each of the Kraus Employment Agreement and the Extended Employment Agreement of all or a portion of his restricted Holding Unit awards, as shown in column (c), and (ii) only one payment of $16,460 for continuing health and welfare benefits under “Other Benefits”, as shown in column (e). For additional information, please see “Overview of our Chief Executive Officer’s Compensation” in this Item 11.

(4)
Each of the Kraus Employment Agreement and the Extended Employment Agreement defines “Disability” as a good faith determination by AllianceBernstein that Mr. Kraus is physically or mentally incapacitated and has been unable for a period of 120 days in the aggregate during any twelve-month period to perform substantially all of the duties for which he is responsible immediately before the commencement of the incapacity.

(5)
Under both the Kraus Employment Agreement and the Extended Employment Agreement, upon termination of Mr. Kraus’s employment due to death or disability, AllianceBernstein will provide at its expense continued health and welfare benefits for Mr. Kraus, his spouse and his dependants through the end of the calendar year in which termination occurs. Thereafter, until the date Mr. Kraus (or, in the case of his spouse, his spouse) reaches age 65, AllianceBernstein will provide Mr. Kraus and his spouse with access to participation in AllianceBernstein’s medical plans at Mr. Kraus’s (or his spouse’s) sole expense based on a reasonably determined fair market value premium rate.

(6)
“Disability” is defined in the Incentive Compensation Program award agreements of Mr. Gingrich, Mr. van Brugge, Ms. Massad, Mr. Weisenseel and Mr. Farrell, and in the Special Option Program award agreements of Mr. Gingrich, as the inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to last for a continuous period of not less than 12 months, as determined by the carrier of the long-term disability insurance program maintained by AllianceBernstein or its affiliate that covers the executive officer.

Director Compensation in 2012

The following table describes how we compensated our non-employee directors during 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(3) ($)	Option Awards(2)(3) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Christopher M. Condron	80,000	60,000	60,000	—	—	—	200,000
Steven G. Elliott	84,500	60,000	60,000	—	—	—	204,500
Deborah S. Hechinger	71,000	60,000	60,000	—	—	—	191,000
Weston M. Hicks	71,000	60,000	60,000	—	—	—	191,000
Lorie A. Slutsky	81,500	60,000	60,000	—	—	—	201,500
A.W. (Pete) Smith, Jr.	81,500	60,000	60,000	—	—	—	201,500
Peter J. Tobin	96,500	60,000	60,000	—	—	—	216,500

(1)
As of December 31, 2012, these directors had outstanding restricted Holding Unit awards in the following amounts: Mr. Condron held 6,875 Holding Units, Mr. Elliott held 6,875 Holding Units, Ms. Hechinger held 10,380 Holding Units, Mr. Hicks held 10,842 Holding Units, Ms. Slutsky held 11,503 Holding Units, Mr. Smith held 10,842 Holding Units and Mr. Tobin held 11,503 Holding Units.

(2)
As of December 31, 2012, these directors had outstanding option awards in the following amounts: Mr. Condron held options to buy 26,383 Holding Units, Mr. Elliott held options to buy 26,383 Holding Units, Ms. Hechinger held options to buy 42,510 Holding Units, Mr. Hicks held options to buy 44,938 Holding Units, Ms. Slutsky held options to buy 69,339 Holding Units, Mr. Smith held options to buy 44,938 Holding Units and Mr. Tobin held options to buy 69,339 Holding Units.

(3)
Reflects the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 18 to AllianceBernstein’s consolidated financial statements in Item 8.

The General Partner only pays fees, and makes equity-based awards, to directors who are not employed by our company or by any of our affiliates. Through December 31, 2012, these fees and awards consisted of:

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

During 2012, at a regularly-scheduled meeting of the Board, 4,116 restricted Holding Units and options to buy 16,349 Holding Units at $14.58 per Holding Unit were granted to each of Mr. Condron, Mr. Elliott, Ms. Hechinger, Mr. Hicks, Ms. Slutsky, Mr. Smith and Mr. Tobin. Such grants generally have been made at the May meeting of the Board. The date of the meeting was set at a Board meeting in 2011. The exercise price of the options was the closing price on the NYSE on May 15, 2012, the date the Board approved the awards. For information about how the Black-Scholes value was calculated, see Note 18 to AllianceBernstein’s consolidated financial statements in Item 8. Options granted to these directors become exercisable ratably over three years. Restricted Holding Units granted to these directors “cliff” vest after three years (i.e., 100% of the award is distributed on the third anniversary of the grant date). In order to avoid any perception that our directors’ exercise of their fiduciary duties might be impaired, these options and restricted Holding Units are not forfeitable. Accordingly, vesting and exercisability of options continues following a director’s resignation from the Board. Restricted Holding Units vest and are distributed as soon as administratively feasible following a director’s resignation from the Board.

At a regular-scheduled meeting of the Board held on August 1, 2012, and effective with equity-based awards to be granted in May 2013, the Board adjusted the equity-based awards it makes to directors who are not employed by our company or any of our affiliates by permitting each of these directors to elect to receive his or her annual equity-based award in the form of (i) restricted Holding Units having a value of $120,000 based on the closing price of a Holding Unit on the grant date as reported for NYSE composite transactions, (ii) options to buy Holding Units with a grant date value of $120,000 calculated using the Black-Scholes method, or (iii) a combination consisting of restricted Holding Units having a value of $60,000 and options to buy Holding Units with a grant date value of $60,000.  The Board also determined that this election should be made in January of each year.  The election form each director must complete is attached to this Form 10-K as Exhibit 10.05.

The General Partner may reimburse any director for reasonable expenses incurred in participating in Board meetings. Holding and AllianceBernstein, in turn, reimburse the General Partner for expenses incurred by the General Partner on their behalf, including amounts in respect of directors’ fees and expenses. These reimbursements are subject to any relevant provisions of the Holding Partnership Agreement and the AllianceBernstein Partnership Agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the Holding Units to be issued pursuant to our equity compensation plans as of December 31, 2012:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(1)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	8,553,345	$39.77	35,226,082
Equity compensation plans not approved by security holders	—	—	—
Total	8,553,345	$39.77	35,226,082

(1)	All Holding Units remaining available for future issuance will be issued pursuant to the 2010 Plan.

There are no AllianceBernstein Units to be issued pursuant to an equity compensation plan.

For information about our equity compensation plans (2010 Plan, 1997 Plan, 1993 Unit Option Plan, Century Club Plan), see Note 18 to AllianceBernstein’s consolidated financial statements in Item 8.

Principal Security Holders

As of December 31, 2012, we had no information that any person beneficially owned more than 5% of the outstanding Holding Units.

As of December 31, 2012, we had no information that any person beneficially owned more than 5% of the outstanding AllianceBernstein Units except AXA and certain of its wholly-owned subsidiaries as reported on Schedules 13D/A and Forms 4 filed with the SEC on December 16, 2011 pursuant to the Exchange Act.

The table below and the notes following it have been prepared in reliance upon such filings for the nature of ownership and an explanation of overlapping ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Reported on Schedule		Percent of Class

AXA(1)(2)(3)(4) 25 avenue Matignon 75008 Paris, France	170,121,745	(4)(5)	61.3	%(4)(5)

(1)
Based on information provided by AXA Financial, on December 31, 2012, AXA and certain of its subsidiaries beneficially owned all of AXA Financial’s outstanding common stock. For insurance regulatory purposes, the shares of common stock of AXA Financial beneficially owned by AXA and its subsidiaries have been deposited into a voting trust (“Voting Trust”), the term of which has been extended until April 29, 2021. The trustees of the Voting Trust (“Voting Trustees”) are Henri de Castries, Denis Duverne and Mark Pearson. Messrs. de Castries and Duverne serve on the Board of Directors of AXA, while Mr. Pearson serves on the Management Committee of AXA. The Voting Trustees have agreed to exercise their voting rights to protect the legitimate economic interests of AXA, but with a view to ensuring that certain minority shareholders of AXA do not exercise control over AXA Financial or certain of its insurance subsidiaries.

(2)
Based on information provided by AXA, as of December 31, 2012, 14.35% of the issued ordinary shares (representing 23.05% of the voting power) of AXA were owned directly and indirectly by two French mutual insurance companies (AXA Assurances IARD Mutuelle and AXA Assurances Vie Mutuelle) engaged in the Property & Casualty insurance business and the Life & Savings insurance business in France (“Mutuelles AXA”).

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

(4)
By reason of their relationships, AXA, the Voting Trustees, the Mutuelles AXA, AXA America Holdings, Inc. (a wholly-owned subsidiary of AXA), AXA IM Rose Inc. (a 95.82%-owned subsidiary of AXA), AXA Financial, AXA Equitable, AXA Re Arizona Company (a wholly-owned subsidiary of AXA Financial), Coliseum Reinsurance Company (a wholly-owned subsidiary of AXA Financial), ACMC, LLC (a wholly-owned subsidiary of AXA Financial), MONY and MLOA may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of the 170,121,745 issued and outstanding AllianceBernstein Units.

(5)
As indicated above in note 4, AXA owns approximately 95.82% of AXA IM Rose Inc., which means that approximately 4.18% of the AllianceBernstein Units beneficially owned by AXA IM Rose Inc. as of December 31, 2012 were not beneficially owned by AXA. As a result, as of December 31, 2012, AXA beneficially owned 168,368,879 AllianceBernstein Units, or 60.7% of the issued and outstanding AllianceBernstein Units.

As of December 31, 2012, Holding was the record owner of 105,173,342, or 37.9%, of the issued and outstanding AllianceBernstein Units.

Management

The following table sets forth, as of December 31, 2012, the beneficial ownership of Holding Units by each director and named executive officer of the General Partner and by all directors and executive officers as a group:

Name of Beneficial Owner	Number of Holding Units and Nature of Beneficial Ownership	Percent of Class

Peter S. Kraus(1)(2)	4,337,643	4.1%
Christopher M. Condron(3)	55,219	*
Henri de Castries(1)	2,000	*
Denis Duverne(1)	2,000	*
Steven G. Elliott(4)	10,219	*
Deborah S. Hechinger(5)	28,123	*
Weston M. Hicks(6)	36,013	*
Andrew J. McMahon(1)	—	*
Kevin Molloy(1)	395	*
Mark Pearson(1)	—	*
Lorie A. Slutsky(1)(7)	56,863	*
A.W. (Pete) Smith, Jr.(8)	32,532	*
Peter J. Tobin(9)	56,075	*
James A. Gingrich(1)(10)	719,493	*
Lori A. Massad(1)(11)	131,231	*
Robert P. van Brugge(1)(12)	200,419	*
John C. Weisenseel(1)(13)	75,614	*
Edward J. Farrell(1)(14)	62,901	*
All directors and executive officers of the General Partner as a group (19 persons)(15)(16)	6,027,108	5.7%

*	Number of Holding Units listed represents less than 1% of the Units outstanding.

(1)
Excludes Holding Units beneficially owned by AXA and its subsidiaries. Ms. Slutsky and Messrs. Kraus, de Castries, Duverne, McMahon, Molloy and Pearson are directors and/or officers of AXA, AXA IM, AXA Financial, and/or AXA Equitable. Ms. Massad and Messrs. Kraus, Gingrich, van Brugge, Weisenseel and Farrell are directors and/or officers of the General Partner.

(2)
In connection with the commencement of Mr. Kraus’s employment, on December 19, 2008, he was granted 2,722,052 restricted Holding Units. Subject to accelerated vesting clauses in the Kraus Employment Agreement (e.g., immediate vesting upon AXA ceasing to control the management of AllianceBernstein’s business or Holding ceasing to be publicly traded), Mr. Kraus’s restricted Holding Units vest ratably on each of the first five anniversaries of December 19, 2008, which commenced December 19, 2009, provided, with respect to each installment, Mr. Kraus continues to be employed by AllianceBernstein on the vesting date. AllianceBernstein withheld 280,263 Holding Units, 277,487 Holding Units, 274,764 Holding Units and 273,947 Holding Units, respectively, from Mr. Kraus’s distributions when the 2009, 2010, 2011 and 2012 tranches of his Restricted Holding Unit Grant vested to cover withholding tax obligations. Mr. Kraus’s total reflected in the table includes 544,410 Holding Units awarded under the Kraus Employment Agreement and 2,722,052 Holding Units under the Extended Employment Agreement  that have not yet vested or been distributed to him.

(3)	Includes 3,344 Holding Units Mr. Condron can acquire within 60 days under an AllianceBernstein option plan.

(4)	Includes 3,344 Holding Units Mr. Elliott can acquire within 60 days under an AllianceBernstein option plan.

(5)	Includes 17,743 Holding Units Ms. Hechinger can acquire within 60 days under an AllianceBernstein option plan.

(6)	Includes 20,171 Holding Units Mr. Hicks can acquire within 60 days under an AllianceBernstein option plan.

(7)	Includes 44,572 Holding Units Ms. Slutsky can acquire within 60 days under an AllianceBernstein option plan.

(8)	Includes 20,171 Holding Units Mr. Smith can acquire within 60 days under an AllianceBernstein option plan.

(9)	Includes 44,572 Holding Units Mr. Tobin can acquire within 60 days under an AllianceBernstein option plan.

(10)
Includes 210,826 Holding Units Mr. Gingrich can acquire within 60 days under an AllianceBernstein option plan and 331,676 restricted Holding Units awarded to Mr. Gingrich as long-term incentive compensation that have not yet vested or been distributed to him. These restricted Holding Units include 155,968 restricted Holding Units granted to Mr. Gingrich as 2012 long-term incentive compensation. This award was approved by the Compensation Committee at a meeting duly called and held on December 3, 2012, at which meeting the Compensation Committee determined that the number of Holding Units would be derived using the average of the closing prices ($19.972) of a Holding Unit as reported for NYSE composite transactions for the five business day period that commenced on January 14, 2013 and concluded on January 18, 2013.

(11)
Includes 90,410 restricted Holding Units awarded to Ms. Massad as long-term incentive compensation that have not yet vested or been distributed to her. These restricted Holding Units include 29,792 restricted Holding Units granted to Ms. Massad as 2012 long-term incentive compensation. This award was approved by the Compensation Committee at a meeting duly called and held on December 3, 2012, at which meeting the Compensation Committee determined that the number of Holding Units would be derived using the average of the closing prices ($19.972) of a Holding Unit as reported for NYSE composite transactions for the five business day period that commenced on January 14, 2013 and concluded on January 18, 2013.

(12)
Includes 170,408 restricted Holding Units awarded to Mr. van Brugge as long-term incentive compensation that have not yet vested or been distributed to him. These restricted Holding Units include 80,574 restricted Holding Units granted to Mr. van Brugge as 2012 long-term incentive compensation. This award was approved by the Compensation Committee at a meeting duly called and held on December 3, 2012, at which meeting the Compensation Committee determined that the number of Holding Units would be derived using the average of the closing prices ($19.972) of a Holding Unit as reported for NYSE composite transactions for the five business day period that commenced on January 14, 2013 and concluded on January 18, 2013.

(13)
Includes 64,486 restricted Holding Units awarded to Mr. Weisenseel as long-term incentive compensation that have not vested or been distributed to him.  These restricted Holding Units include 12,265 restricted Holding Units granted to Mr. Weisenseel as 2012 long-term incentive compensation (“2012 year-end award”) and 69,629 restricted Holding Units granted to him in connection with his recruitment and as replacement equity for awards he forfeited by leaving McGraw Hill .The 2012 year-end award was approved by the Compensation Committee at a meeting duly called and held on December 3, 2012, at which meeting the Compensation Committee determined that the number of Holding Units would be derived using the average of the closing prices ($19.972) of a Holding Unit as reported for NYSE composite transactions for the five business day period that commenced on January 14, 2013 and concluded on January 18, 2013.

(14)
Includes 34,579 restricted Holding Units awarded to Mr. Farrell as long-term incentive compensation that have not yet vested or been distributed to him. These restricted Holding Units include 10,765 restricted Holding Units granted to him as 2012 long-term incentive compensation. This award was approved by the Compensation Committee at a meeting duly called and held on December 3, 2012, at which meeting the Compensation Committee determined that the number of Holding Units would be derived using the average of the closing prices ($19.972) of a Holding Unit as reported for NYSE composite transactions for the five business day period that commenced on January 14, 2013 and concluded on January 18, 2013.

(15)	Includes 427,421 Holding Units the directors and executive officers as a group can acquire within 60 days under AllianceBernstein option plans.

(16)	Includes 4,048,079 restricted Holding Units awarded to the executive officers as a group as long-term incentive compensation that have not yet vested or been distributed to them.

As of December 31, 2012, our directors and executive officers did not beneficially own any AllianceBernstein Units.

The following table sets forth, as of December 31, 2012, the beneficial ownership of the common stock of AXA by each director and named executive officer of the General Partner and by all directors and executive officers as a group:

AXA Common Stock(1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class

Peter S. Kraus	—	*
Christopher M. Condron(2)	3,407,930	*
Henri de Castries(3)	4,458,696	*
Denis Duverne(4)	2,565,402	*
Steven G. Elliott	—	*
Deborah S. Hechinger	—	*
Weston M. Hicks	—	*
Andrew J. McMahon(5)	239,105	*
Kevin Molloy(6)	63,094	*
Mark Pearson(7)	131,108	*
Lorie A. Slutsky(8)	25,625	*
A.W. (Pete) Smith, Jr.	—	*
Peter J. Tobin(9)	37,548	*
James A. Gingrich	—	*
Lori A. Massad	—	*
Robert P. van Brugge	—	*
John C. Weisenseel	—	*
Edward J. Farrell	—	*
All directors and executive officers of the General Partner as a group (19 persons)(10)	10,928,508	*

*	Number of shares listed represents less than 1% of the outstanding AXA common stock.

(1)	Holdings of AXA American Depositary Shares (“ADS”) are expressed as their equivalent in AXA common stock. Each AXA ADS represents the right to receive one AXA ordinary share.

(2)
Includes 2,396,076 shares Mr. Condron can acquire within 60 days under option plans and 434,140 AXA ADSs Mr. Condron can acquire within 60 days under option plans. Also includes (i) 349,365 deferred restricted ADS units under AXA’s Variable Deferred Compensation Plan for Executives, and (ii) 43,120 earned and unpaid AXA performance units, which he can elect to receive in the form of ADSs or cash.

(3)
Includes 2,950,340 shares Mr. de Castries can acquire within 60 days under option plans. Also includes 231,000 unvested AXA performance shares, which are paid out when vested based on the price of AXA at that time and are subject to achievement of internal performance conditions.

(4)	Includes 1,889,169 shares Mr. Duverne can acquire within 60 days under option plans.

(5)
Includes 195,092 shares Mr. McMahon can acquire within 60 days under option plans. Also includes (i) 4,165 restricted AXA shares, representing the 30% payout of AXA performance units awarded to Mr. McMahon in 2009 (restriction will lift on March 20, 2013), (ii) 15,883 restricted shares that will vest on May 20, 2015, and (iii) 11,375 earned and unpaid AXA performance units, which he can elect to receive in the form of ADSs or cash.

(6)
Includes 16,744 shares Mr. Molloy can acquire within 60 days under options plans and 7,036 ADSs Mr. Molloy can acquire within 60 days under option plans. Also includes (i) 914 restricted AXA shares, representing the 30% payout of AXA performance units awarded to Mr. Molloy in 2009 (restriction will lift on March 20, 2013), and (ii) 2,120 earned and unpaid AXA performance units, which he can elect to receive in the form of ADSs or cash.

(7)
Includes 84,399 shares Mr. Pearson can acquire within 60 days under options plans. Also includes (i) 4,719 restricted AXA shares, representing the 30% payout of AXA performance units awarded to Mr. Pearson in 2009, and (ii) 8,721 earned and unpaid AXA performance units, which he can elect to receive in the form of ADSs or cash.

(8)	Includes 4,735 shares Ms. Slutsky can acquire within 60 days under option plans.

(9)	Includes 9,346 shares Mr. Tobin can acquire within 60 days under option plans.

(10)
Includes 7,545,901 shares the directors and executive officers as a group can acquire within 60 days under option plans and 441,176 ADSs the directors and executive officers as a group can acquire within 60 days under option plans.

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

The AllianceBernstein Partnership Agreement and the Holding Partnership Agreement also allow transactions between AllianceBernstein and Holding and the General Partner or its affiliates if the transactions are on terms determined by the General Partner to be comparable to (or more favorable to AllianceBernstein or Holding than) those that would prevail with an unaffiliated party. The partnership agreements provide that those transactions are deemed to meet that standard if such transactions are approved by a majority of those directors of the General Partner who are not directors, officers or employees of any affiliate of the General Partner (other than AllianceBernstein and its subsidiaries or Holding) or, if in the reasonable and good faith judgment of the General Partner, the transactions are on terms substantially comparable to (or more favorable to AllianceBernstein or Holding than) those that would prevail in a transaction with an unaffiliated party.  The Delaware courts have held that provisions in partnership or limited liability company agreements that permit affiliate transactions so long as they are on an arms-length basis operate to establish a contractually-agreed-to fiduciary duty standard of entire fairness on the part of the general partner or manager in connection with the approval of affiliate transactions.

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

In practice, our management pricing committees review investment advisory agreements with AXA Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with AXA Affiliates are submitted to the Audit Committee for their review and approval; in 2012, the unanimous consent of the Audit Committee constituted the consent of four of six independent directors on the Board. We are not aware of any transaction during 2012 between our company and any related person with respect to which these procedures were not followed.

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

The following tables summarize transactions between AllianceBernstein and related persons during 2012. The first table summarizes services we provide to related persons and the second table summarizes services our related persons provide to us:

Parties(1)	General Description of Relationship(2)	Amounts Received or Accrued for in 2012

AXA Equitable(3)	We provide investment management services and ancillary accounting, valuation, reporting, treasury and other services to the general and separate accounts of AXA Equitable and its insurance company subsidiaries.	$38,517,000 (of which $449,000 relates to the ancillary services)
AXA Life Japan Limited(3)		$24,037,000
EQAT, AXA Enterprise Trust and AXA Premier VIP Trust	We serve as sub-adviser to these open-end mutual funds, each of which is sponsored by a subsidiary of AXA Financial.	$22,021,000
MONY Life Insurance Company and its subsidiaries(3)(4)	We provide investment management services and ancillary accounting services.	$8,756,000 (of which $150,000 relates to the ancillary services)
AXA Re Arizona Company(3)		$7,248,000
AXA U.K. Group Pension Scheme		$2,917,000
AXA Rosenberg Investment Management Asia Pacific(3)		$2,701,000
AXA France(3)		$2,234,000
AXA Germany(3)		$1,706,000
AXA Corporate Solutions(3)		$1,054,000
AXA Investment Managers Ltd. Paris(3)		$944,000
AXA AB Funds		$732,000
AXA China Region(3)		$714,000

Parties(1)	General Description of Relationship(2)	Amounts Received or Accrued for in 2012

AXA Belgium(3)		$690,000
AXA Liability Managers (3)		$348,000
AXA Mediterranean(3)		$325,000
AXA (Canada)(3)		$203,000
AXA Foundation, Inc., a subsidiary of AXA Financial(3)		$136,000
AXA General Insurance Hong Kong Ltd.(3)		$123,000

(1)	AllianceBernstein or one of its subsidiaries is a party to each transaction.

(2)	We provide investment management services unless otherwise indicated.

(3)	This entity is a subsidiary of AXA. AXA is an indirect parent of AllianceBernstein.

(4)	Subsidiaries include MONY Life Insurance Company of America and U.S. Financial Life Insurance Company.

Parties(1)(2)	General Description of Relationship	Amounts Paid or Accrued for in 2012

AXA Advisors	AXA Advisors distributes certain of our Retail Products and provides Private Client referrals.	$7,924,000
AXA Business Services Pvt. Ltd.	AXA Business Services provides data processing services and support for certain investment operations functions.	$7,623,000
AXA Equitable	We are covered by various insurance policies maintained by AXA Equitable.	$4,973,000
AXA Technology Services India Pvt. Ltd.	AXA Technology Services India Pvt. Ltd. provides certain data processing services and functions.	$3,991,000
AXA Group Solutions Pvt. Ltd.	AXA Group Solution Pvt. Ltd. provides maintenance and development support for applications.	$2,287,000
AXA Advisors	AXA Advisors sells shares of our mutual funds under Distribution Services and Educational Support agreements.	$1,430,000
GIE Informatique AXA (“GIE”)	GIE provides cooperative technology development and procurement services to us and to various other subsidiaries of AXA.	$905,000
AXA Equitable	AXA Equitable allows us use of their healthcare facility.	$120,000

(1)	AllianceBernstein is a party to each transaction.

(2)	Each entity is a subsidiary of AXA. AXA is an indirect parent of AllianceBernstein.

Additional Transactions with Related Persons

Certain subsidiaries of AXA, including AXA Advisors, have entered into selected dealer agreements with AllianceBernstein Investments, for which we paid these subsidiaries of AXA sales concessions on sales of approximately $1.7 billion. Various subsidiaries of AXA distribute certain of our Non-U.S. Funds, for which such entities received aggregate distribution payments of approximately $36,000 in 2012.

AXA Equitable and its affiliates are not obligated to provide funds to us, except for ACMC, LLC’s and the General Partner’s obligation to fund certain of our incentive compensation and employee benefit plan obligations. ACMC, LLC and the General Partner are obligated, subject to certain limitations, to make capital contributions to AllianceBernstein in an amount equal to the payments AllianceBernstein is required to make as incentive compensation under the employment agreements entered into in connection with AXA Equitable’s 1985 acquisition of Donaldson, Lufkin and Jenrette Securities Corporation (since November 2000, a part of Credit Suisse Group) as well as obligations of AllianceBernstein to various employees and their beneficiaries under AllianceBernstein’s Capital Accumulation Plan. In 2012, ACMC, LLC made capital contributions to AllianceBernstein in the amount of approximately $4.4 million in respect of these obligations. ACMC, LLC’s obligations to make these contributions are guaranteed by Equitable Holdings, LLC (a wholly-owned subsidiary of AXA Equitable), subject to certain limitations. All tax deductions with respect to these obligations, to the extent funded by ACMC, LLC, the General Partner or Equitable Holdings, LLC, will be allocated to ACMC, LLC or the General Partner.

Arrangements with Immediate Family Members of Related Persons

During 2012, we did not have arrangements with immediate family members of our directors and executive officers.

Director Independence

See “Corporate Governance—Independence of Certain Directors” in Item 10.

Item 14.	Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of AllianceBernstein’s and Holding’s annual financial statements for 2012 and 2011, respectively, and fees for other services rendered by PwC ($ in thousands):

	2012	2011

Audit fees(1)	$5,102	$4,869
Audit related fees(2)	3,330	2,825
Tax fees(3)	1,806	2,494
All other fees(4)	6	5
Total	$10,244	$10,193

(1)	Includes $64,914 paid for audit services to Holding in each of 2012 and 2011.

(2)	Audit related fees consist principally of fees for audits of financial statements of certain employee benefit plans, internal control reviews and accounting consultation.

(3)	Tax fees consist of fees for tax consultation and tax compliance services.

(4)	All other fees in 2012 and 2011 consisted of miscellaneous non-audit services.

On November 9, 2005, the Audit Committee adopted a policy to pre-approve audit and non-audit service engagements with the independent registered public accounting firm. This policy was revised on August 3, 2006. The independent registered public accounting firm must provide annually a comprehensive and detailed schedule of each proposed audit and non-audit service to be performed. The Audit Committee then affirmatively indicates its approval of the listed engagements. Engagements that are not listed, but that are of similar scope and size to those listed and approved, may be deemed to be approved, if the fee for such service is less than $100,000. In addition, the Audit Committee has delegated to its chairman the ability to approve any permissible non-audit engagement where the fees are expected to be less than $100,000.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	There is no document filed as part of this Form 10-K.

Financial Statement Schedule.

Attached to this Form 10-K is a schedule describing Valuation and Qualifying Account-Allowance for Doubtful Accounts for the three years ended December 31, 2012, 2011 and 2010. PwC’s report regarding the schedule is also attached.

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

3.07	Certificate of Amendment to the Certificate of Incorporation of AllianceBernstein Corporation (incorporated by reference to Exhibit 99.08 to Form 8-K, as filed February 24, 2006).
3.08	AllianceBernstein Corporation By-Laws with amendments through February 24, 2006 (incorporated by reference to Exhibit 99.09 to Form 8-K, as filed February 24, 2006).
10.01	AllianceBernstein 2012 Incentive Compensation Award Program.*
10.02	AllianceBernstein 2012 Deferred Cash Compensation Program.*
10.03	Form of 2012 Award Agreement under Incentive Compensation Award Program, Deferred Cash Compensation Program and 2010 Long Term Incentive Plan.*
10.04	Form of 2012 Award Agreement under 2010 Long Term Incentive Plan (relates to May 2012 equity compensation awards to Eligible Directors).*
10.05	Election Form relating to May 2013 equity compensation awards to Eligible Directors.*
10.06	Amendment No. 3 to the AllianceBernstein L.P. 2012 Long Term Incentive Plan.*
10.07	Guidelines for Transfer of AllianceBernstein L.P. Units.
10.08
Employment Agreement among Peter S. Kraus, AllianceBernstein Corporation, AllianceBernstein Holding L.P. and AllianceBernstein L.P., dated as of June 21, 2012 (incorporated by reference to Exhibit 99.01 to Form 8-K/A, as filed June 26, 2012).*

10.09
Amendment No. 1 to Employment Agreement dated as of December 19, 2008 among Peter S. Kraus, AllianceBernstein Corporation, AllianceBernstein Holding L.P. and AllianceBernstein L.P., dated as of June 21, 2012 (incorporated by reference to Exhibit 99.02 to Form 8-K, as filed June 21, 2012).*

10.10
Summary of AllianceBernstein’s Lease at 1345 Avenue of the Americas, New York, New York 10105 (incorporated by reference to Exhibit 10.07 to Form 10-K for the fiscal year ended December 31, 2011, as filed February 10, 2012).

10.11
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

10.12	AllianceBernstein L.P. 2010 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.01 to Form 10-K for the fiscal year ended December 31, 2010, as filed February 10, 2011).*
10.13	Form of Award Agreement under the Special Option Program (incorporated by reference to Exhibit 10.05 to Form 10-K for the fiscal year ended December 31, 2008, as filed February 23, 2009).*

Exhibit	Description

10.14
Amended and Restated Commercial Paper Dealer Agreement, dated as of February 10, 2009, among Banc of America Securities LLC, Merrill Lynch Money Markets Inc., Deutsche Bank Securities Inc. and AllianceBernstein L.P. (incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 2008, as filed February 23, 2009).

10.15
Employment Agreement among Peter S. Kraus, AllianceBernstein Corporation, AllianceBernstein Holding L.P. and AllianceBernstein L.P., dated as of December 19, 2008 (incorporated by reference to Exhibit 99.02 to Form 8-K, as filed December 24, 2008).*

10.16
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

10.19
Investment Advisory and Management Agreement for the General Account of AXA Equitable Life Insurance Company (incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 2004, as filed March 15, 2005).

10.20
Alliance Capital Management L.P. Partners Plan of Repurchase adopted as of February 20, 2003 (incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2002, as filed March 27, 2003).

10.21
Services Agreement dated as of April 22, 2001 between Alliance Capital Management L.P. and AXA Equitable Life Insurance Company (incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 2001, as filed March 28, 2002).

10.22
Extendible Commercial Notes Dealer Agreement, dated as of December 14, 1999 (incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 1999, as filed March 28, 2000).

10.23
Amended and Restated Investment Advisory and Management Agreement dated January 1, 1999 among Alliance Capital Management Holding L.P., Alliance Corporate Finance Group Incorporated, and AXA Equitable Life Insurance Company (incorporated by reference to Exhibit (a)(6) to Form 10-Q/A for the quarterly period ended September 30, 1999, as filed on September 28, 2000).

10.24
Amended and Restated Accounting, Valuation, Reporting and Treasury Services Agreement dated January 1, 1999 between Alliance Capital Management Holding L.P., Alliance Corporate Finance Group Incorporated, and AXA Equitable Life Insurance Company (incorporated by reference to Exhibit (a)(7) to the Form 10-Q/A for the quarterly period ended September 30, 1999, as filed September 28, 2000).

10.25	Alliance Capital Accumulation Plan (incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1988, as filed March 31, 1989).*
12.01	AllianceBernstein Consolidated Ratio of Earnings to Fixed Charges in respect of the years ended December 31, 2012, 2011 and 2010.
21.01	Subsidiaries of AllianceBernstein.
23.01	Consents of PricewaterhouseCoopers LLP.
31.01	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Mr. Weisenseel furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

AllianceBernstein Holding L.P.

Date: February 12, 2013	By:	/s/ Peter S. Kraus
Peter S. Kraus
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 12, 2013	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

Directors

/s/ Peter S. Kraus	/s/ Andrew J. McMahon
Peter S. Kraus	Andrew J. McMahon
Chairman of the Board	Director

/s/ Christopher M. Condron	/s/ Kevin Molloy
Christopher M. Condron	Kevin Molloy
Director	Director

/s/ Henri de Castries	/s/ Mark Pearson
Henri de Castries	Mark Pearson
Director	Director

/s/ Denis Duverne	/s/ Lorie A. Slutsky
Denis Duverne	Lorie A. Slutsky
Director	Director

/s/ Steven G. Elliott	/s/ A.W. (Pete) Smith, Jr.
Steven G. Elliott	A.W. (Pete) Smith, Jr.
Director	Director

/s/ Deborah S. Hechinger	/s/ Peter J. Tobin
Deborah S. Hechinger	Peter J. Tobin
Director	Director

/s/ Weston M. Hicks
Weston M. Hicks
Director

SCHEDULE I I

AllianceBernstein L.P.
Valuation and Qualifying Account - Allowance for Doubtful Accounts
For the Three Years Ending December 31, 2012, 2011 and 2010

Description	Balance at Beginning of Period	Credited to Costs and Expenses	Deductions		Balance at End of Period
	(in thousands)

For the year ended December 31, 2010	$1,393	$(504)	$13	(a)	$876

For the year ended December 31, 2011	$876	$-	$124	(b)	$752

For the year ended December 31, 2012	$752	$100	$8	(c)	$844

(a)	Includes accounts written-off as uncollectible of $48 and a net addition to the allowance balance of $35.
(b)	Includes accounts written-off as uncollectible of $123 and a net reduction to the allowance balance of $1.
(c)	Includes accounts written-off as uncollectible of $15 and a net addition to the allowance balance of $7.

Report of Independent Registered Public Accounting Firm on
  Financial Statement Schedule

To the General Partner and Unitholders of
AllianceBernstein L.P.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 12, 2013, appearing in Item 8, also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 12, 2013