Form 10-Q
period 2013-03-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2013-05-01
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2013 was 105,565,870.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	March 31, 2013	December 31, 2012
	(unaudited)

ASSETS

Investment in AllianceBernstein	$1,615,585	$1,560,536
Other assets	1,291	5,957
Total assets	$1,616,876	$1,566,493

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Due to AllianceBernstein	$8,158	$6,053
Other liabilities	461	358
Total liabilities	8,619	6,411

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,366	1,369
Limited partners: 105,465,870 and 105,073,342 limited partnership units issued and outstanding	1,731,792	1,723,172
Holding Units held by AllianceBernstein to fund long-term incentive compensation plans	(102,981)	(146,258)
Accumulated other comprehensive income (loss)	(21,920)	(18,201)
Total partners’ capital	1,608,257	1,560,082
Total liabilities and partners’ capital	$1,616,876	$1,566,493

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2013	2012

Equity in net income attributable to AllianceBernstein Unitholders	$42,997	$32,707

Income taxes	4,766	6,008

Net income	$38,231	$26,699

Net income per unit:
Basic	$0.38	$0.26
Diluted	$0.38	$0.26

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	$38,231	$26,699
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,878)	683
Income tax (expense)	(6)	—
Foreign currency translation adjustments, net of tax	(3,884)	683
Unrealized gains on investments:
Unrealized gains arising during period	282	264
Less: reclassification adjustments for gains included in net income	—	—
Changes in unrealized gains on investments	282	264
Income tax (expense)	(145)	(113)
Unrealized gains on investments, net of tax	137	151
Changes in employee benefit related items:
Amortization of transition asset	(13)	(13)
Amortization of prior service cost	9	10
Recognized actuarial loss (gain)	67	(29)
Changes in employee benefit related items	63	(32)
Income tax (expense)	(35)	—
Employee benefit related items, net of tax	28	(32)
Other comprehensive (loss) income	(3,719)	802
Comprehensive income	$34,512	$27,501

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$38,231	$26,699
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AllianceBernstein Unitholders	(42,997)	(32,707)
Cash distributions received from AllianceBernstein	40,077	17,880
Changes in assets and liabilities:
(Increase) in due from AllianceBernstein	—	(2,810)
Decrease in other assets	4,666	1,072
Increase (decrease) in due to AllianceBernstein	2,105	(2,453)
Increase in other liabilities	103	4,939
Net cash provided by operating activities	42,185	12,620

Cash flows from investing activities:
Investments in AllianceBernstein from cash distributions paid to AllianceBernstein consolidated rabbi trust	(5,929)	(864)
Investments in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(6,642)	—
Net cash used in investing activities	(12,571)	(864)

Cash flows from financing activities:
Cash distributions to unitholders	(36,256)	(11,756)
Proceeds from exercise of compensatory options to buy Holding Units	6,642	—
Net cash used in financing activities	(29,614)	(11,756)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
March 31, 2013
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

1.	Business Description, Organization and Basis of Presentation

Business Description

Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein limited partnership interests. The condensed financial statements and notes of Holding should be read in conjunction with the condensed consolidated financial statements and notes of AllianceBernstein included as an exhibit to this quarterly report on Form 10-Q and with Holding’s and AllianceBernstein’s audited financial statements included in Holding’s Form 10-K for the year ended December 31, 2012.

AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients. Its principal services include:

●
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

●
Retail Services – servicing its retail clients, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.

●
Private Client Services – servicing its private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles.

●	Bernstein Research Services – servicing institutional investors seeking high-quality research, portfolio strategy advice and brokerage-related services.

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

AllianceBernstein provides a broad range of investment services with expertise in:

●	Equity securities, including value and growth equities;

●	Fixed income securities, including taxable and tax-exempt securities;

●	Passive management, including index and enhanced index strategies;

●	Alternative investments, including hedge funds, fund of funds, currency management strategies and private equity (e.g., direct real estate investing); and

●	Asset allocation services, including dynamic asset allocation, customized target date funds, target risk funds and other strategies tailored to help clients meet their investment goals.

AllianceBernstein provides these services using various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geography (e.g., U.S., international, global and emerging markets), as well as local and regional disciplines in major markets around the world.

Index

Organization

As of March 31, 2013, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of March 31, 2013, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	61.0%
Holding	37.6
Unaffiliated holders	1.4
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 64.2% economic interest in AllianceBernstein as of March 31, 2013.

Basis of Presentation

The interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The December 31, 2012 condensed statement of financial condition was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Revision

During 2012, we identified an error in the classification for our cash distributions to AllianceBernstein on unallocated Holding Units held in its consolidated rabbi trust. As such, we revised the classification of prior period amounts recorded for our cash distributions to AllianceBernstein on unallocated Holding Units held in its consolidated rabbi trust from due from AllianceBernstein to investments in AllianceBernstein in the statement of financial condition. In addition, changes in due from AllianceBernstein included in cash flows from operating activities in prior periods are now presented as additional investments in AllianceBernstein included in cash flows from investing activities. The impact of the revision for the three months ended March 31, 2012 in the statement of cash flows was $0.9 million. Management concluded that the error did not, individually or in the aggregate, result in a material misstatement of Holding’s financial statements for any prior period.

2.	Cash Distributions

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

On May 1, 2013, the General Partner declared a distribution of $0.38 per unit, representing Available Cash Flow for the three months ended March 31, 2013. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each Holding Unit. The distribution is payable on May 23, 2013 to holders of record at the close of business on May 13, 2013.

Index

3.	Long-term Incentive Compensation Plans

AllianceBernstein maintains several unfunded, non-qualified long-term incentive compensation plans under which awards of restricted Holding Units and options to buy Holding Units are granted to employees of AllianceBernstein and eligible members of the Board of Directors (“Eligible Directors”).

AllianceBernstein funds its restricted Holding Unit awards either by purchasing Holding Units on the open market or purchasing newly-issued Holding Units from Holding, all of which are held in a consolidated rabbi trust until they are distributed to employees upon vesting. In accordance with the Holding Partnership Agreement, when AllianceBernstein purchases newly-issued Holding Units from Holding, Holding is required to use the proceeds it receives from AllianceBernstein to purchase the equivalent number of newly-issued AllianceBernstein Units, thus increasing its percentage ownership interest in AllianceBernstein. Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AllianceBernstein.

During the first quarters of 2013 and 2012, AllianceBernstein purchased 1.0 million and 4.5 million Holding Units for $19.6 million and $66.0 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 0.8 million and 4.3 million Holding Units for $16.0 million and $63.2 million, respectively, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

Since the third quarter of 2011, AllianceBernstein has implemented plans each quarter to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. Each broker selected by AllianceBernstein has the authority under the terms and limitations specified in the plan to repurchase Holding Units on AllianceBernstein’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2013 expired at the close of business on April 29, 2013. AllianceBernstein intends to adopt additional Rule 10b5-1 plans so that the firm can continue to engage in open-market purchases of Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

AllianceBernstein granted to employees and Eligible Directors 6.6 million restricted Holding Unit awards (including 6.5 million granted in January 2013 for 2012 year-end awards) and 9.1 million restricted Holding Unit awards (including 8.7 million granted in January 2012 for 2011 year-end awards) during the first quarters of 2013 and 2012, respectively. To fund these awards, AllianceBernstein allocated previously repurchased Holding Units that had been held in AllianceBernstein’s consolidated rabbi trust. There were approximately 12.5 million unallocated Holding Units remaining in AllianceBernstein’s consolidated rabbi trust as of March 31, 2013.

During the first quarter of 2013, Holding issued 392,528 Holding Units upon exercise of options to buy Holding Units. Holding used the proceeds of $6.6 million to purchase the equivalent number of newly-issued AllianceBernstein Units.

Index

4.	Net Income per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income – diluted”) and dividing by the diluted weighted average number of units outstanding for each period.

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per unit amounts)

Net income – basic	$38,231	$26,699
Additional allocation of equity in net income attributable to AllianceBernstein resulting from assumed dilutive effect of compensatory options	243	—
Net income – diluted	$38,474	$26,699

Weighted average units outstanding – basic	100,297	101,767
Dilutive effect of compensatory options	937	—
Weighted average units outstanding – diluted	101,234	101,767

Basic net income per unit	$0.38	$0.26
Diluted net income per unit	$0.38	$0.26

As of March 31, 2013 and 2012, we excluded 3,161,304 and 8,977,349 options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect. Weighted average units outstanding do not include Holding’s proportional share (37.5% during the first quarters of 2013 and 2012) of the Holding Units held by AllianceBernstein in its consolidated rabbi trust.

5.	Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein during the three-month period ended March 31, 2013 were as follows (in thousands):

Investment in AllianceBernstein as of December 31, 2012	$1,560,536
Equity in net income attributable to AllianceBernstein Unitholders	42,997
Changes in accumulated other comprehensive income (loss)	(3,719)
Additional investments in AllianceBernstein from cash distributions paid to AllianceBernstein consolidated rabbi trust	5,929
Additional investments with proceeds from exercise of compensatory options to buy Holding Units, net	6,642
Cash distributions received from AllianceBernstein	(40,077)
Change in Holding Units held by AllianceBernstein for long-term incentive compensation plans	43,277
Investment in AllianceBernstein as of March 31, 2013	$1,615,585

6.	Units Outstanding

Changes in Holding Units outstanding during the three-month period ended March 31, 2013 were as follows:

Outstanding as of December 31, 2012	105,173,342
Options exercised	392,528
Units issued	—
Units forfeited	—
Outstanding as of March 31, 2013	105,565,870

Index

7.	Income Taxes

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

Holding’s income tax is computed by multiplying certain AllianceBernstein qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by Holding’s ownership interest in AllianceBernstein, multiplied by the 3.5% tax rate. Since the fourth quarter of 2012, Holding Units in AllianceBernstein’s consolidated rabbi trust have not been treated as outstanding for purposes of calculating Holding’s ownership interest in AllianceBernstein.

	Three Months Ended March 31,
	2013	2012	% Change
	(in thousands)

Net income attributable to AllianceBernstein Unitholders	$114,516	$87,278	31.2%
Multiplied by: weighted average equity ownership interest	37.5%	37.5%
Equity in net income attributable to AllianceBernstein Unitholders	$42,997	$32,707	31.5

AllianceBernstein qualifying revenues	$482,586	$449,691	7.3
Multiplied by: weighted average equity ownership interest for calculating tax	27.7%	37.5%
Multiplied by: federal tax	3.5%	3.5%
Federal income taxes	4,666	5,908	(21.0)
State income taxes	100	100
Total income taxes	$4,766	$6,008	(20.7)

Effective tax rate	11.1%	18.4%

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

8.	Commitments and Contingencies

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

Index

In addition to the Letter of Claim, AllianceBernstein is involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege significant damages.

In the opinion of AllianceBernstein’s management, an adequate accrual has been made as of March 31, 2013 to provide for any probable losses regarding any litigation matters for which it can reasonably estimate an amount of loss. It is reasonably possible that AllianceBernstein could incur additional losses pertaining to these matters, but management currently is unable to estimate any such additional losses.

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

Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein limited partnership Units. Holding’s interim condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AllianceBernstein included as an exhibit to this Form 10-Q. They should also be read in conjunction with AllianceBernstein’s audited financial statements and notes and MD&A included in Holding’s Form 10-K for the year ended December 31, 2012.

Results of Operations

	Three Months Ended March 31,
	2013	2012	% Change
	(in millions, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$114.5	$87.3	31.2%
Weighted average equity ownership interest	37.5%	37.5%
Equity in net income attributable to AllianceBernstein Unitholders	$43.0	$32.7	31.5
Net income of Holding	$38.2	$26.7	43.2
Diluted net income per Holding Unit	$0.38	$0.26	46.2
Distribution per Holding Unit	$0.38	$0.26	46.2

Net income for the three months ended March 31, 2013 increased $11.5 million to $38.2 million from net income of $26.7 million for the three months ended March 31, 2012. The increase reflects higher net income attributable to AllianceBernstein Unitholders.

Holding’s income taxes represent a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business. Holding’s partnership gross income is derived from its interest in AllianceBernstein. Holding's income tax is computed by multiplying certain AllianceBernstein qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by Holding’s ownership interest in AllianceBernstein (adjusted for Holding Units owned by AllianceBernstein’s consolidated rabbi trust), multiplied by the 3.5% tax rate. Holding’s effective tax rate was 11.1% in the first quarter of 2013 compared to 18.4% during the first quarter of 2012. The lower effective tax rate is due to a 20.7% decrease in income tax expense, primarily a result of a lower weighted average equity ownership interest for calculating tax, and a 31.5% increase in equity in net income attributable to AllianceBernstein Unitholders. See Note 7 to the condensed financial statements contained in Item 1.

Index

As supplemental information, AllianceBernstein provides the performance measures “adjusted net revenues”, “adjusted operating income” and “adjusted operating margin”, which are the principal metrics management uses in evaluating and comparing the period-to-period operating performance of AllianceBernstein. Such measures are not based on generally accepted accounting principles (“non-GAAP measures”). See AllianceBernstein’s MD&A contained in Exhibit 99.1. The impact of these non-GAAP measures on Holding’s net income and diluted net income per Holding Unit are as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per unit amounts)

AllianceBernstein non-GAAP adjustments, before taxes	$667	$7,480
Income tax effect on non-GAAP adjustments	(98)	(165)
AllianceBernstein non-GAAP adjustments, after taxes	569	7,315
Holding’s weighted average equity ownership interest in AllianceBernstein	37.5%	37.5%
Impact on Holding’s net income of AllianceBernstein non-GAAP adjustments	$214	$2,741

Net income – diluted, GAAP basis	$38,474	$26,699
Impact on Holding’s net income of AllianceBernstein non-GAAP adjustments	214	2,741
Adjusted net income – diluted	$38,688	$29,440

Diluted net income per Holding Unit, GAAP basis	$0.38	$0.26
Impact of AllianceBernstein non-GAAP adjustments	—	0.03
Adjusted diluted net income per Holding Unit	$0.38	$0.29

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

Capital Resources and Liquidity

During the three months ended March 31, 2013, net cash provided by operating activities was $42.2 million, compared to $12.6 million during the corresponding 2012 period. The increase was primarily due to higher cash distributions received from AllianceBernstein of $22.2 million.

During the three months ended March 31, 2013, net cash used in investing activities was $12.6 million, compared to $0.9 million during the corresponding 2012 period. The increase reflects investments in AllianceBernstein with proceeds from exercises of compensatory options to buy Holding Units of $6.6 million in the first quarter of 2013 and higher investments in AllianceBernstein from cash distributions paid to the AllianceBernstein consolidated rabbi trust of $5.1 million.

During the three months ended March 31, 2013, net cash used in financing activities was $29.6 million, compared to $11.8 million during the corresponding 2012 period. The increase was primarily due to higher cash distributions paid to unitholders of $24.5 million, offset by proceeds from the exercise of compensatory options to buy Holding Units of $6.6 million in 2013.

Management believes that the cash flow realized from its investment in AllianceBernstein will provide Holding with the resources necessary to meet its financial obligations.

Cash Distributions

Holding is required to distribute all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders (including the General Partner). Typically, in the past, Available Cash Flow was the diluted earnings per unit for the quarter multiplied by the number of units outstanding at the end of the quarter, except when, as was the case with the compensation-related charge in the fourth quarter of 2011 and the real estate charge in the third quarter of 2012, the effects of these non-cash charges were eliminated. Starting in the third quarter of 2012, Available Cash Flow has been the adjusted diluted net income per unit for the quarter multiplied by the number of units outstanding at the end of the quarter. In future periods, management anticipates that Available Cash Flow typically will be based on adjusted diluted net income per unit, unless management determines that one or more non-GAAP adjustments should not be made with respect to the Available Cash Flow calculation. See Note 2 to the condensed financial statements contained in Item 1 for a description of Available Cash Flow.

Index

Commitments and Contingencies

See Note 8 to the condensed financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AllianceBernstein’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2012 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations and business prospects.

The forward-looking statements referred to in the preceding paragraph, most of which directly affect AllianceBernstein but also affect Holding because Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein, include statements regarding:

●
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

●
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

●
The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain legal proceedings to have a material adverse effect on our results of operations, financial condition or liquidity, any settlement or judgment with respect to a legal proceeding could be significant, and could have such an effect.

●
Our intention to continue to engage in open market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program:  The number of Holding Units needed in future periods to make incentive compensation awards is dependent upon various factors, some of which are beyond our control, including the fluctuation in the price of a Holding Unit (NYSE: AB).

●
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

There have been no material changes to Holding’s market risk for the quarter ended March 31, 2013.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 to the condensed financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In addition to the information set forth in this report, please consider carefully “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2012.  Such factors could materially affect our revenues, financial condition, results of operations and business prospects. See also our “Cautions Regarding Forward-Looking Statements” in Part I, Item 2.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no Holding Units sold by Holding in the period covered by this report that were not registered under the Securities Act.

During the fourth quarter of 2012 and the first quarter of 2013, AllianceBernstein implemented plans to repurchase Holding Units pursuant to Rule 10b5-1 under the Exchange Act. See Note 3 to the condensed financial statements contained in Part I, Item 1.

The following table provides information relating to any Holding Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Holding Units Purchased	(b) Average Price Paid Per Holding Unit, net of Commissions	(c) Total Number of Holding Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Holding Units that May Yet Be Purchased Under the Plans or Programs
1/1/13 - 1/31/13(1)(3)	650,171	$19.15	527,643	—
2/1/13 - 2/28/13(1)(2)(3)	123,983	21.36	123,500	—
3/1/13 - 3/31/13(2)(3)	205,647	22.00	150,300	—
Total	979,801	$20.03	801,443	—

(1)
Between January 2, 2013 and February 11, 2013 (inclusive), AllianceBernstein purchased 527,643 Holding Units on the open market pursuant to a Rule 10b5-1 plan, which was adopted on October 26, 2012 and expired on February 11, 2013, to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

(2)
Between February 13, 2013 and March 31, 2013 (inclusive), AllianceBernstein purchased 273,800 Holding Units on the open market pursuant to a Rule 10b5-1 plan, which was adopted on February 13, 2013 and expired on April 29, 2013, to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

(3)
During the first quarter of 2013, AllianceBernstein purchased from employees 178,358 Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

Index

The following table provides information relating to any AllianceBernstein Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of AllianceBernstein Units Purchased	(b) Average Price Paid Per AllianceBernstein Unit, net of Commissions	(c) Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs
1/1/13 - 1/31/13	—	$—	—	—
2 /1/13 -2/28/13	—	—	—	—
3/1/13 - 3/31/13(1)	300	22.57	—	—
Total	300	$22.57	—	—

(1)	During March 2013, AllianceBernstein purchased 300 AllianceBernstein Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Iran Threat Reduction and Syria Human Rights Act

AllianceBernstein, Holding and their global subsidiaries had no transactions or activities requiring disclosure under the Iran Threat Reduction and Syria Human Rights Act (“Iran Act”), nor were they involved in the AXA Group insurance policies described immediately below.

The non-U.S. based subsidiaries of AXA, our parent company, operate in compliance with applicable laws and regulations of the various jurisdictions where they operate, including applicable international (United Nations and European Union) laws and regulations.  While AXA Group companies based and operating outside the United States generally are not subject to U.S. law, as an international group, AXA has in place policies and standards (including the AXA Group International Sanctions Policy) that apply to all AXA Group companies worldwide and often impose requirements that go well beyond local law. For additional information regarding AXA, see Note 1 to the condensed financial statements contained in Part I, Item 1.

AXA has reported to us that 14 insurance policies underwritten by two of AXA’s European insurance subsidiaries, AXA France IARD and AXA Winterthur, that were in-force during the first quarter of 2013 potentially come within the scope of the disclosure requirements of the Iran Act. Of these insurance policies, 13 policies were written by AXA France IARD and relate to property and casualty insurance (homeowners, auto, accident, liability and/or fraud policies) covering property located in France where the insured is a company or other entity that may have, direct or indirect, ties to the Government of Iran (the “French Policies”), including Iranian entities designated under Executive Orders 13224 and 13382.  AXA France IARD is a French company, based in Paris, which is licensed to operate in France.  The other policy, described below, was written by AXA Winterthur and provides global coverage to a Swiss-based non-governmental organization based in Geneva that was initially established by the United Nations to facilitate international transport (the “Swiss Policy”).  AXA Winterthur is a Swiss company, based in Winterthur, Switzerland, which is licensed to operate in Switzerland.

With respect to these policies, as of the date of this report: (1) AXA France IARD has taken actions necessary to terminate coverage under all 13 of the French Policies; and (2) AXA Winterthur has restructured coverage under the Swiss Policy to specifically exclude Iran.  The aggregate premium for these 14 policies was less than $1 million (approximately $105,000 for the 13 French Policies and approximately $884,000 for the relevant premium amount under the Swiss Policy), representing less than 0.001% of AXA’s consolidated revenues, which are in excess of $100 billion.  The net profit attributable to these 14 insurance policies is difficult to calculate with precision, but AXA estimates its net profit attributable to all 14 of these policies, in the aggregate, was less than $300,000, representing less than 0.006% of AXA’s aggregate net profit.

Index

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

During the first quarter of 2013, AXA Winterthur provided global cover to the IRU insuring it against financial losses that the IRU may incur if a carrier fails to pay the duty charges under the terms of a TIR Carnet.  Under this policy, AXA Winterthur guaranteed duty payments on behalf of the IRU to the TIR national transport associations in each of the more than 70 participating countries, which includes Iran’s TIR System national transport association (the Iran Chamber of Commerce Industry Mines and Agriculture).

As noted above, AXA Winterthur has restructured coverage under the Swiss Policy to specifically exclude Iran and notified the IRU accordingly.

Item 6.	Exhibits

31.1	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Weisenseel furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Index

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2013	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer