Form 10-Q
period 2013-06-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2013-07-31
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of June 30, 2013 was 105,952,081.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

Index
ALLIANCEBERNSTEIN HOLDING L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	June 30, 2013	December 31, 2012
	(unaudited)

ASSETS

Investment in AllianceBernstein	$1,617,287	$1,560,536
Other assets	27	5,957
Total assets	$1,617,314	$1,566,493

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Due to AllianceBernstein	$—	$6,053
Other liabilities	184	358
Total liabilities	184	6,411

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,365	1,369
Limited partners: 105,852,081 and 105,073,342 limited partnership units issued and outstanding	1,744,373	1,723,172
Holding Units held by AllianceBernstein to fund long-term incentive compensation plans	(103,501)	(146,258)
Accumulated other comprehensive income (loss)	(25,107)	(18,201)
Total partners’ capital	1,617,130	1,560,082
Total liabilities and partners’ capital	$1,617,314	$1,566,493

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Equity in net income attributable to AllianceBernstein Unitholders	$45,440	$27,803	$88,437	$60,510

Income taxes	5,164	6,464	9,930	12,472

Net income	$40,276	$21,339	$78,507	$48,038

Net income per unit:
Basic	$0.40	$0.21	$0.78	$0.47
Diluted	$0.40	$0.21	$0.78	$0.47

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$40,276	$21,339	$78,507	$48,038
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,112)	(1,412)	(6,990)	(729)
Income tax (expense) benefit	(6)	296	(12)	296
Foreign currency translation adjustments, net of tax	(3,118)	(1,116)	(7,002)	(433)
Unrealized (losses) gains on investments:
Unrealized (losses) gains arising during period	(161)	26	121	290
Less: reclassification adjustments for gains included in net income	3	7	3	7
Changes in unrealized (losses) gains on investments	(164)	19	118	283
Income tax benefit (expense)	22	(10)	(123)	(123)
Unrealized (losses) gains on investments, net of tax	(142)	9	(5)	160
Changes in employee benefit related items:
Amortization of transition asset	(5)	(14)	(18)	(27)
Amortization of prior service cost	10	10	19	20
Recognized actuarial loss	69	74	136	45
Changes in employee benefit related items	74	70	137	38
Income tax (expense)	(1)	(1)	(36)	(1)
Employee benefit related items, net of tax	73	69	101	37
Other comprehensive income (loss)	(3,187)	(1,038)	(6,906)	(236)
Comprehensive income	$37,089	$20,301	$71,601	$47,802

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$78,507	$48,038
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AllianceBernstein Unitholders	(88,437)	(60,510)
Cash distributions received from AllianceBernstein	83,463	50,483
Changes in assets and liabilities:
Decrease in other assets	5,930	1,072
Increase in due to AllianceBernstein	3,173	890
(Decrease) in other liabilities	(174)	(10)
Net cash provided by operating activities	82,462	39,963

Cash flows from investing activities:
Investments in AllianceBernstein from cash distributions paid to AllianceBernstein consolidated rabbi trust	(11,871)	(3,457)
Investments in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(13,281)	—
Net cash used in investing activities	(25,152)	(3,457)

Cash flows from financing activities:
Cash distributions to unitholders	(70,591)	(36,506)
Proceeds from exercise of compensatory options to buy Holding Units	13,281	—
Net cash used in financing activities	(57,310)	(36,506)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
June 30, 2013
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

AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients. Its principal services include:

•	Institutional Services – servicing its institutional clients, including unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions and governments, and affiliates such as AXA and certain of its insurance company subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

•	Retail Services – servicing its retail clients, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.

•	Private Client Services – servicing its private clients, including high-net-worth individuals, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles.

•	Bernstein Research Services – servicing institutional investors seeking high-quality research, portfolio strategy advice and brokerage-related services.

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

AllianceBernstein provides a broad range of investment services with expertise in:

•	Equity services, including value, growth and core equities;

•	Fixed income securities, including taxable and tax-exempt securities;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds, currency management strategies and private equity (e.g., direct real estate investing); and

•	Multi-asset services and solutions, including dynamic asset allocation, customized target date funds, target risk funds and other strategies tailored to help clients meet their investment goals.

In providing these services, AllianceBernstein focuses on various portfolio characteristics, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geography (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

Index
Organization

As of June 30, 2013, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of June 30, 2013, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	60.9%
Holding	37.7
Unaffiliated holders	1.4
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 64.3% economic interest in AllianceBernstein as of June 30, 2013.

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

On July 31, 2013, the General Partner declared a distribution of $0.41 per unit, representing Available Cash Flow for the three months ended June 30, 2013. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each Holding Unit. The distribution is payable on August 29, 2013 to holders of record at the close of business on August 12, 2013.

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

Index
During the second quarter and first six months of 2013, AllianceBernstein purchased 0.3 million and 1.3 million Holding Units for $7.4 million and $27.0 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 0.3 million and 1.1 million Holding Units for $7.2 million and $23.2 million, respectively, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

Since the third quarter of 2011, AllianceBernstein has implemented plans each quarter to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. Each broker selected by AllianceBernstein has the authority under the terms and limitations specified in the plan to repurchase Holding Units on AllianceBernstein’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2013 expired at the close of business on July 30, 2013. AllianceBernstein may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

AllianceBernstein granted to employees and Eligible Directors 6.8 million restricted Holding Unit awards (including 6.5 million granted in January 2013 for 2012 year-end awards) during the first six months of 2013. To fund these awards, AllianceBernstein allocated previously repurchased Holding Units that had been held in AllianceBernstein’s consolidated rabbi trust. There were approximately 13.1 million unallocated Holding Units remaining in AllianceBernstein’s consolidated rabbi trust as of June 30, 2013.

Effective July 1, 2013, management of AllianceBernstein and Holding retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust. To retire such units, AllianceBernstein delivered the unallocated Holding Units held in its consolidated rabbi trust to Holding in exchange for the same amount of AllianceBernstein units. Each entity then retired their respective units. As a result, on July 1, 2013, each of AllianceBernstein’s and Holding’s units outstanding decreased by approximately 13.1 million units. AllianceBernstein and Holding intend to retire additional units as AllianceBernstein purchases Holding Units on the open market. Holding will then newly issue Holding Units to fund AllianceBernstein’s restricted Holding Unit awards in exchange for newly-issued AllianceBernstein units.

Generally, when a corporate entity repurchases its shares, they no longer are deemed outstanding. Because of our two-tier partnership structure, Holding Units purchased by AllianceBernstein and held in its consolidated rabbi trust are considered outstanding (unlike repurchased shares of a single corporate entity). Accordingly, management’s decision to retire repurchased Holding Units rather than allowing them to remain outstanding in the rabbi trust more closely aligns the effect of AllianceBernstein’s Holding Unit purchases with that of corporate entities that repurchase their shares.

During the first six months of 2013, Holding issued 778,739 Holding Units upon exercise of options to buy Holding Units. Holding used the proceeds of $13.3 million to purchase the equivalent number of newly-issued AllianceBernstein Units.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per unit amounts)

Net income – basic	$40,276	$21,339	$78,507	$48,038
Additional allocation of equity in net income attributable to AllianceBernstein resulting from assumed dilutive effect of compensatory options	341	—	592	—
Net income – diluted	$40,617	$21,339	$79,099	$48,038

Weighted average units outstanding – basic	100,888	101,424	100,595	101,595
Dilutive effect of compensatory options	1,251	—	1,111	—
Weighted average units outstanding – diluted	102,139	101,424	101,706	101,595

Basic net income per unit	$0.40	$0.21	$0.78	$0.47
Diluted net income per unit	$0.40	$0.21	$0.78	$0.47

For the three months and six months ended June 30, 2013, we excluded 2,979,935 options from the diluted net income per unit computation due to their anti-dilutive effect. For the three months and six months ended June 30, 2012, we excluded 9,036,845 options from the diluted net income per unit computation due to their anti-dilutive effect. Weighted average units outstanding do not include Holding’s proportional share (37.6% during the second quarter and first six months of 2013; 37.5% during the second quarter and first six months of 2012) of the Holding Units then held by AllianceBernstein in its consolidated rabbi trust.

5.	Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein during the six-month period ended June 30, 2013 were as follows (in thousands):

Investment in AllianceBernstein as of December 31, 2012	$1,560,536
Equity in net income attributable to AllianceBernstein Unitholders	88,437
Changes in accumulated other comprehensive income (loss)	(6,906)
Additional investments in AllianceBernstein from cash distributions paid to AllianceBernstein consolidated rabbi trust	11,871
Reclassification of payable to AllianceBernstein	(9,226)
Additional investments with proceeds from exercise of compensatory options to buy Holding Units, net	13,281
Cash distributions received from AllianceBernstein	(83,463)
Change in Holding Units held by AllianceBernstein for long-term incentive compensation plans	42,757
Investment in AllianceBernstein as of June 30, 2013	$1,617,287

As of June 30, 2013, Holding has a due to AllianceBernstein balance of $9.2 million. During the second quarter of 2013, management determined that the liability should be settled only upon liquidation of Holding. As a result of this determination, and due to the affiliated nature of Holding and AllianceBernstein, this liability has been included as a reduction in Holding’s investment in AllianceBernstein in the condensed statement of financial condition as of June 30, 2013.

Index
6.	Units Outstanding

Changes in Holding Units outstanding during the six-month period ended June 30, 2013 were as follows:

Outstanding as of December 31, 2012	105,173,342
Options exercised	778,739
Units issued	—
Units forfeited	—
Outstanding as of June 30, 2013	105,952,081

As we discussed in Note 3, on July 1, 2013, management of AllianceBernstein and Holding retired all unallocated Holding Units in AllianceBernstein's consolidated rabbi trust, which decreased each of their respective outstanding units by approximately 13.1 million units as of July 1, 2013.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)

Net income attributable to AllianceBernstein Unitholders	$120,714	$74,185	62.7%	$235,230	$161,463	45.7%
Multiplied by: weighted average equity ownership interest	37.6%	37.5%		37.6%	37.5%
Equity in net income attributable to AllianceBernstein Unitholders	$45,440	$27,803	63.4	$88,437	$60,510	46.2

AllianceBernstein qualifying revenues	$511,168	$485,018	5.4	$993,754	$935,397	6.2
Multiplied by: weighted average equity ownership interest for calculating tax	28.3%	37.5%		28.0%	37.5%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	5,064	6,364		9,730	12,272
State income taxes	100	100		200	200
Total income taxes	$5,164	$6,464	(20.1)	$9,930	$12,472	(20.4)

Effective tax rate	11.4%	23.2%		11.2%	20.6%

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

In the opinion of AllianceBernstein’s management, an adequate accrual has been made as of June 30, 2013 to provide for any probable losses regarding any litigation matters for which it can reasonably estimate an amount of loss. It is reasonably possible that AllianceBernstein could incur additional losses pertaining to these matters, but management currently is unable to estimate any such additional losses.

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in millions, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$120.7	$74.2	62.7%	$235.2	$161.5	45.7%
Weighted average equity ownership interest	37.6%	37.5%		37.6%	37.5%
Equity in net income attributable to AllianceBernstein Unitholders	$45.4	$27.8	63.4	$88.4	$60.5	46.2
Net income of Holding	$40.3	$21.3	88.7	$78.5	$48.0	63.4
Diluted net income per Holding Unit	$0.40	$0.21	90.5	$0.78	$0.47	66.0
Distribution per Holding Unit	$0.41	$0.21	95.2	$0.79	$0.47	68.1

Net income for the three and six months ended June 30, 2013 increased $19.0 million and $30.5 million, respectively, to $40.3 million and $78.5 million from net income of $21.3 million and $48.0 million, for the corresponding prior-year periods. The increases reflect higher net income attributable to AllianceBernstein unitholders.

Holding’s income taxes represent a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business. Holding’s partnership gross income is derived from its interest in AllianceBernstein. Holding's income tax is computed by multiplying certain AllianceBernstein qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by Holding’s ownership interest in AllianceBernstein (adjusted for Holding Units owned by AllianceBernstein’s consolidated rabbi trust), multiplied by the 3.5% tax rate. Holding’s effective tax rate during the second quarter of 2013 was 11.4% compared to 23.2% during the second quarter of 2012. Holding’s effective tax rate during the six months ended June 30, 2013 was 11.2% compared to 20.6% during the six months ended 2012. The lower effective rates for the three- and six-month periods ended June 30, 2013 are due to a 20.1% and 20.4% decrease, respectively, in income tax expense, primarily a result of a lower weighted average ownership interest for calculating the tax, and a 63.4% and 46.2% increase, respectively, in equity in net income attributable to AllianceBernstein unitholders. See Note 7 to the condensed financial statements contained in Item 1.

Units Outstanding

AllianceBernstein granted to employees and Eligible Directors 6.8 million restricted Holding Unit awards (including 6.5 million granted in January 2013 for 2012 year-end awards) during the first six months of 2013. To fund these awards, AllianceBernstein allocated previously repurchased Holding Units that had been held in its consolidated rabbi trust. There were approximately 13.1 million unallocated Holding Units remaining in the consolidated rabbi trust as of June 30, 2013.

Effective July 1, 2013, management of AllianceBernstein and Holding retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust. To retire such units, AllianceBernstein delivered the unallocated Holding Units held in its consolidated rabbi trust to Holding in exchange for the same amount of AllianceBernstein units. Each entity then retired their respective units. As a result, on July 1, 2013, each of AllianceBernstein’s and Holding’s units outstanding decreased by approximately 13.1 million units. AllianceBernstein and Holding intend to retire additional units as AllianceBernstein purchases Holding Units on the open market. Holding will then newly issue Holding Units to fund AllianceBernstein’s restricted Holding Unit awards in exchange for newly-issued AllianceBernstein units.

Generally, when a corporate entity repurchases its shares, they no longer are deemed outstanding. Because of our two-tier partnership structure, Holding Units purchased by AllianceBernstein and held in its consolidated rabbi trust are considered outstanding (unlike repurchased shares of a single corporate entity). Accordingly, management’s decision to retire repurchased Holding Units rather than allowing them to remain outstanding in the rabbi trust more closely aligns the effect of AllianceBernstein’s Holding Unit purchases with that of corporate entities that repurchase their shares.

Index
The retirement of AllianceBernstein’s and Holding’s units will reduce Holding’s ownership percentage in AllianceBernstein, which will result in lower equity in net income attributable to AllianceBernstein unitholders (assuming constant AllianceBernstein net income). This decrease will be offset by a favorable impact on earnings per unit as a result of lower weighted average units outstanding. Conversely, issuances of new Holding Units will have the opposite effect. This July 2013 event had no impact on our second quarter 2013 earnings per unit.

Cash Distributions

Holding is required to distribute all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders (including the General Partner). Typically in the past, Available Cash Flow was the diluted earnings per unit for the quarter multiplied by the number of units outstanding at the end of the quarter, except when, as was the case with the compensation-related charge in the fourth quarter of 2011 and the real estate charge in the third quarter of 2012, the effects of these non-cash charges were eliminated. Starting in the third quarter of 2012, Available Cash Flow has been the adjusted diluted net income per unit for the quarter multiplied by the number of units outstanding at the end of the quarter. Management anticipates that Available Cash Flow typically will continue to be based on adjusted diluted net income per unit, unless management determines that one or more non-GAAP adjustments should not be made with respect to the Available Cash Flow calculation. See Note 2 to the condensed financial statements contained in Item 1 for a description of Available Cash Flow.

Management Operating Metrics

As supplemental information, AllianceBernstein provides the performance measures “adjusted net revenues”, “adjusted operating income” and “adjusted operating margin”, which are the principal metrics management uses in evaluating and comparing the period-to-period operating performance of AllianceBernstein. Such measures are not based on generally accepted accounting principles (“non-GAAP measures”). See AllianceBernstein’s MD&A contained in Exhibit 99.1. The impact of these adjustments on Holding’s net income and diluted net income per Holding Unit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per unit amounts)

AllianceBernstein non-GAAP adjustments, before taxes	$2,257	$7,743	$2,924	$15,223
Income tax effect on non-GAAP adjustments	(26)	(170)	(124)	(335)
AllianceBernstein non-GAAP adjustments, after taxes	2,231	7,573	2,800	14,888
Holding’s weighted average equity ownership interest in AllianceBernstein	37.6%	37.5%	37.6%	37.5%
Impact on Holding’s net income of AllianceBernstein non-GAAP adjustments	$840	$2,838	$1,053	$5,579

Net income – diluted, GAAP basis	$40,617	$21,339	$79,099	$48,038
Impact on Holding’s net income of AllianceBernstein non-GAAP adjustments	840	2,838	1,053	5,579
Adjusted net income – diluted	$41,457	$24,177	$80,152	$53,617

Diluted net income per Holding Unit, GAAP basis	$0.40	$0.21	$0.78	$0.47
Impact of AllianceBernstein non-GAAP adjustments	0.01	0.03	0.01	0.06
Adjusted diluted net income per Holding Unit	$0.41	$0.24	$0.79	$0.53

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

Index
Capital Resources and Liquidity

During the six months ended June 30, 2013, net cash provided by operating activities was $82.5 million, compared to $40.0 million during the corresponding 2012 period. The increase was primarily due to higher cash distributions received from AllianceBernstein of $33.0 million.

During the six months ended June 30, 2013, net cash used in investing activities was $25.2 million, compared to $3.5 million during the corresponding 2012 period. The increase reflects investments in AllianceBernstein with proceeds from exercises of compensatory options to buy Holding Units of $13.3 million during 2013 and higher investments in AllianceBernstein from cash distributions paid to AllianceBernstein’s consolidated rabbi trust of $8.4 million.

During the six months ended June 30, 2013, net cash used in financing activities was $57.3 million, compared to $36.5 million during the corresponding 2012 period. The increase was primarily due to higher cash distributions paid to unitholders of $34.1 million, offset by proceeds from the exercise of compensatory options to buy Holding Units of $13.3 million in 2013.

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

The forward-looking statements referred to in the preceding paragraph, most of which directly affect AllianceBernstein but also affect Holding because Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein, include statements regarding:

•	Our belief that the cash flow Holding realizes from its investment in AllianceBernstein will provide Holding with the resources necessary to meet its financial obligations: Holding’s cash flow is dependent on the quarterly cash distributions it receives from AllianceBernstein. Accordingly, Holding’s ability to meet its financial obligations is dependent on AllianceBernstein’s cash flow from its operations, which is subject to the performance of the capital markets and other factors beyond our control.

•	Our financial condition and ability to issue public and private debt providing adequate liquidity for our general business needs: Our financial condition is dependent on our cash flow from operations, which is subject to the performance of the capital markets, our ability to maintain and grow client assets under management and other factors beyond our control. Our ability to issue public and private debt on reasonable terms, as well as the market for such debt or equity, may be limited by adverse market conditions, our firm’s long-term credit ratings, our profitability and changes in government regulations, including tax rates and interest rates.

•	The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain legal proceedings to have a material adverse effect on our results of operations, financial condition or liquidity, any settlement or judgment with respect to a legal proceeding could be significant, and could have such an effect.

Index

•	The possibility that AllianceBernstein will engage in open market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program: The number of Holding Units AllianceBernstein may decide to buy in future periods, if any, to help fund incentive compensation awards is dependent upon various factors, some of which are beyond our control, including the fluctuation in the price of a Holding Unit (NYSE: AB) and the availability of cash to make these purchases.

•	Our determination that adjusted employee compensation expense should not exceed 50% of our adjusted revenues: Aggregate employee compensation reflects employee performance and competitive compensation levels. Fluctuations in our revenues and/or changes in competitive compensation levels could result in adjusted employee compensation expense being higher than 50% of our adjusted revenues.

•
Our anticipation that cumulative write-offs relating to our global real estate consolidation program targeting approximately 510,000 square feet of office space will remain in our previously announced range of $225 million to $250 million: Any charges we record are based on our current assumptions regarding sublease marketing periods, costs to prepare the properties to market, market rental rates, broker commissions and subtenant allowances/incentives, all of which are factors largely beyond our control.  If our assumptions prove to be incorrect, we may be forced to record additional charges beyond our previously announced range of $225 million to $250 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Holding’s market risk for the quarter ended June 30, 2013.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the first and second quarters of 2013, AllianceBernstein implemented plans to repurchase Holding Units pursuant to Rule 10b5-1 under the Exchange Act. See Note 3 to the condensed financial statements contained in Part I, Item 1.

The following table provides information relating to any Holding Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Holding Units Purchased	(b) Average Price Paid Per Holding Unit, net of Commissions	(c) Total Number of Holding Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Holding Units that May Yet Be Purchased Under the Plans or Programs
4/1/13 - 4/30/13(1)(3)	62,545	$21.37	60,600	—
5/1/13 - 5/31/13(1)(2)(3)	4,500	24.72	4,500	—
6/1/13 - 6/30/13(2)(3)	273,324	21.82	265,500	—
Total	340,369	$21.78	330,600	—

(1)	During April 2013, AllianceBernstein purchased 60,600 Holding Units on the open market pursuant to a Rule 10b5-1 plan, which was adopted on February 13, 2013 and expired on April 29, 2013, to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.
(2)	Between May 15, 2013 and June 30, 2013 (inclusive), AllianceBernstein purchased 270,000 Holding Units on the open market pursuant to a Rule 10b5-1 plan, which was adopted on May 15, 2013 and expired on July 30, 2013, to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.
(3)	During the second quarter of 2013, AllianceBernstein purchased from employees 9,769 Holding Units to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

Index

The following table provides information relating to any AllianceBernstein Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of AllianceBernstein Units Purchased	(b) Average Price Paid Per AllianceBernstein Unit, net of Commissions	(c) Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs
4/1/13 - 4/30/13	—	$—	—	—
5/1/13 - 5/31/13	—	—	—	—
6/1/13 - 6/30/13(1)	4,447	24.83	—	—
Total	4,447	$24.83	—	—

(1)	During June 2013, AllianceBernstein purchased 4,447 AllianceBernstein Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

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

AXA has reported to us that two insurance policies underwritten by one of AXA’s European insurance subsidiaries, AXA France IARD, that were in-force during the second quarter of 2013 potentially come within the scope of the disclosure requirements of the Iran Act. Each of these insurance policies relates to property and casualty insurance (homeowners, auto, accident, liability and/or fraud policies) covering property located in France where the insured is a company or other entity that may have direct or indirect ties to the Government of Iran, including Iranian entities designated under Executive Orders 13224 and 13382.  AXA France IARD is a French company, based in Paris, which is licensed to operate in France.  The annual aggregate revenue AXA derives from these two policies is approximately $10,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $5,000.

Following additional diligence, AXA France IARD has identified eight additional insurance policies that were originally written during 2010 and 2011 that remained in effect during the second quarter of 2013 and may require reporting. These eight policies involve auto or property insurance provided to the Iranian delegation to the United Nations Educational, Scientific and Cultural Organization in Paris.  The annual aggregate revenue AXA derives from all eight policies is approximately $8,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $4,000.

Index
Lastly, AXA has informed us that, during the second quarter of 2013, AXA Konzern AG, an AXA European insurance subsidiary, provided property insurance to MCS International GMBH (“MCS”).  MCS was listed as a designated SDN by the Office of Foreign Assets Control during the second quarter of 2013, after the insurance policy had been completed.  The premium received by AXA in respect of this insurance policy is approximately $15,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $8,000.

As of the date of this report, AXA France IARD and AXA Konzern AG have taken actions necessary to terminate coverage under all 11 insurance policies.  The aggregate premium for these 11 policies was approximately $33,000, representing less than .00003% of AXA’s consolidated revenues, which are in excess of $100 billion.  The net profit attributable to these 11 insurance policies is difficult to calculate with precision, but AXA estimates its net profit attributable to all 11 of these policies, in the aggregate, was approximately $17,000, representing less than .0004% of AXA’s aggregate net profit.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Index
 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2013	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer