Form 10-Q
period 2013-09-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2013-10-24
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of September 30, 2013 was 92,066,984.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1. Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	September 30, 2013	December 31, 2012
	(unaudited)

ASSETS

Investment in AllianceBernstein	$1,425,344	$1,560,536
Other assets	—	5,957
Total assets	$1,425,344	$1,566,493

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Due to AllianceBernstein	$—	$6,053
Other liabilities	5,080	358
Total liabilities	5,080	6,411

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,357	1,369
Limited partners: 91,966,984 and 105,073,342 limited partnership units issued and outstanding	1,451,591	1,723,172
Holding Units held by AllianceBernstein to fund long-term incentive compensation plans	(12,810)	(146,258)
Accumulated other comprehensive income (loss)	(19,874)	(18,201)
Total partners’ capital	1,420,264	1,560,082
Total liabilities and partners’ capital	$1,425,344	$1,566,493

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Equity in net income (loss) attributable to AllianceBernstein Unitholders	$34,504	$(16,595)	$122,941	$43,915

Income taxes	4,981	6,547	14,911	19,019

Net income (loss)	$29,523	$(23,142)	$108,030	$24,896

Net income (loss) per unit:
Basic	$0.32	$(0.23)	$1.10	$0.25
Diluted	$0.32	$(0.23)	$1.10	$0.25

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$29,523	$(23,142)	$108,030	$24,896
Other comprehensive income (loss):
Foreign currency translation adjustments	3,540	2,298	(3,450)	1,569
Income tax benefit	226	—	214	296
Foreign currency translation adjustments, net of tax	3,766	2,298	(3,236)	1,865
Unrealized (losses) gains on investments:
Unrealized (losses) gains arising during period	(86)	120	35	410
Less: reclassification adjustments for gains (losses) included in net income	(1)	(17)	2	(10)
Changes in unrealized (losses) gains on investments	(85)	137	33	420
Income tax benefit (expense)	47	(38)	(76)	(161)
Unrealized (losses) gains on investments, net of tax	(38)	99	(43)	259
Changes in employee benefit related items:
Amortization of transition asset	—	(13)	(18)	(40)
Amortization of prior service cost	(282)	10	(263)	30
Recognized actuarial loss	1,808	79	1,944	124
Changes in employee benefit related items	1,526	76	1,663	114
Income tax (expense)	(21)	(108)	(57)	(109)
Employee benefit related items, net of tax	1,505	(32)	1,606	5
Other comprehensive income (loss)	5,233	2,365	(1,673)	2,129
Comprehensive income (loss)	$34,756	$(20,777)	$106,357	$27,025

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$108,030	$24,896
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AllianceBernstein Unitholders	(122,941)	(43,915)
Cash distributions received from AllianceBernstein	123,996	77,829
Changes in assets and liabilities:
Decrease in other assets	5,957	1,072
Increase in due to AllianceBernstein	3,173	1,854
Increase in other liabilities	4,722	343
Net cash provided by operating activities	122,937	62,079

Cash flows from investing activities:
Investments in AllianceBernstein from cash distributions paid to AllianceBernstein consolidated rabbi trust	(12,987)	(6,071)
Investments in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(13,859)	—
Net cash used in investing activities	(26,846)	(6,071)

Cash flows from financing activities:
Cash distributions to unitholders	(107,243)	(56,008)
Capital contributions to AllianceBernstein	(2,707)	—
Proceeds from exercise of compensatory options to buy Holding Units	13,859	—
Net cash used in financing activities	(96,091)	(56,008)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
September 30, 2013
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

AllianceBernstein provides a broad range of investment services with expertise in:

•	Equity services, including value, growth and core equities;

•	Fixed income securities, including taxable and tax-exempt securities;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds and private equity (e.g., direct real estate investing); and

•	Multi-asset services and solutions, including dynamic asset allocation, customized target date funds, target risk funds and other strategies tailored to help clients meet their investment goals.

In providing these services, AllianceBernstein considers various portfolio characteristics, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geography (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

Index
Organization

As of September 30, 2013, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.6% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of September 30, 2013, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	64.0%
Holding	34.5
Unaffiliated holders	1.5
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 64.6% economic interest in AllianceBernstein as of September 30, 2013.

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

On October 24, 2013, the General Partner declared a distribution of $0.40 per unit, representing Available Cash Flow for the three months ended September 30, 2013. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each Holding Unit. The distribution is payable on November 21, 2013 to holders of record at the close of business on November 4, 2013.

3.	Long-term Incentive Compensation Plans

AllianceBernstein maintains several unfunded, non-qualified long-term incentive compensation plans under which awards of restricted Holding Units and options to buy Holding Units are granted to employees of AllianceBernstein and eligible members of the Board of Directors (“Eligible Directors”).

AllianceBernstein funds its restricted Holding Unit awards either by purchasing Holding Units on the open market or purchasing newly-issued Holding Units from Holding, all of which are held in a consolidated rabbi trust until they are either retired or distributed to employees upon vesting. In accordance with the Holding Partnership Agreement, when AllianceBernstein purchases newly-issued Holding Units from Holding, Holding is required to use the proceeds it receives from AllianceBernstein to purchase the equivalent number of newly-issued AllianceBernstein Units, thus increasing its percentage ownership interest in AllianceBernstein. Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AllianceBernstein.

Index
During the third quarter and first nine months of 2013, AllianceBernstein purchased 0.8 million and 2.1 million Holding Units for $16.3 million and $43.3 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 0.8 million and 1.9 million Holding Units for $15.3 million and $38.5 million, respectively, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

Since the third quarter of 2011, each quarter AllianceBernstein has implemented plans to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. Each broker selected by AllianceBernstein has the authority under the terms and limitations specified in the plan to repurchase Holding Units on AllianceBernstein’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2013 expired at the close of business on October 23, 2013. AllianceBernstein may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

AllianceBernstein granted to employees and Eligible Directors 6.9 million restricted Holding Unit awards (including 6.5 million granted in January 2013 for 2012 year-end awards) during the first nine months of 2013. To fund these awards, AllianceBernstein allocated previously repurchased Holding Units that had been held in AllianceBernstein’s consolidated rabbi trust.

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

During the first nine months of 2013, Holding issued 812,642 Holding Units upon exercise of options to buy Holding Units. Holding used the proceeds of $13.9 million to purchase the equivalent number of newly-issued AllianceBernstein Units.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per unit amounts)

Net income (loss) – basic	$29,523	$(23,142)	$108,030	$24,896
Additional allocation of equity in net income (loss) attributable to AllianceBernstein resulting from assumed dilutive effect of compensatory options	183	—	771	—
Net income (loss) – diluted	$29,706	$(23,142)	$108,801	$24,896

Weighted average units outstanding – basic	92,258	101,333	97,866	101,507
Dilutive effect of compensatory options	756	—	994	—
Weighted average units outstanding – diluted	93,014	101,333	98,860	101,507

Basic net income (loss) per unit	$0.32	$(0.23)	$1.10	$0.25
Diluted net income (loss) per unit	$0.32	$(0.23)	$1.10	$0.25

For the three months and nine months ended September 30, 2013, we excluded 3,045,173 and 2,974,935 options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect. For the three months and nine months ended September 30, 2012, we excluded 9,032,095 options from the diluted net income per unit computation due to their anti-dilutive effect. Weighted average units outstanding do not include Holding’s proportional share (34.5% during the third quarter of 2013; 36.7% during the first nine months of 2013; 37.5% during the third quarter and first nine months of 2012) of the unallocated Holding Units then held by AllianceBernstein in its consolidated rabbi trust.

As discussed in Note 3, on July 1, 2013, management of AllianceBernstein and Holding retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust, and continued to retire units during the third quarter of 2013 as AllianceBernstein purchased Holding Units on the open market.

5.	Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein during the nine-month period ended September 30, 2013 were as follows (in thousands):

Investment in AllianceBernstein as of December 31, 2012	$1,560,536
Equity in net income attributable to AllianceBernstein Unitholders	122,941
Changes in accumulated other comprehensive income (loss)	(1,673)
Additional investments in AllianceBernstein from cash distributions paid to AllianceBernstein consolidated rabbi trust	12,987
Reclassification of payable to AllianceBernstein	(9,226)
Additional investments with proceeds from exercise of compensatory options to buy Holding Units, net	13,859
Capital contributions to AllianceBernstein	2,707
Cash distributions received from AllianceBernstein	(123,996)
AllianceBernstein Holding Units retired	(286,239)
Change in Holding Units held by AllianceBernstein for long-term incentive compensation plans	133,448
Investment in AllianceBernstein as of September 30, 2013	$1,425,344

As of June 30, 2013, Holding had a due to AllianceBernstein balance of $9.2 million. During the second quarter of 2013, management determined that the liability should be settled only upon liquidation of Holding. As a result of this determination, and due to the affiliated nature of Holding and AllianceBernstein, this liability is included as a reduction in Holding’s investment in AllianceBernstein in the condensed statement of financial condition as of September 30, 2013.

Index
6.	Units Outstanding

Changes in Holding Units outstanding during the three-month and nine-month periods ended September 30, 2013 were as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013

Outstanding as of beginning of period	105,952,081	105,173,342
Options exercised	33,903	812,642
Units issued	—	—
Units retired	(13,919,000)	(13,919,000)
Outstanding as of September 30, 2013	92,066,984	92,066,984

As discussed in Note 3, on July 1, 2013, management of AllianceBernstein and Holding retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust, and continued to retire units during the third quarter of 2013 as AllianceBernstein purchased Holding Units on the open market.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)

Net income (loss) attributable to AllianceBernstein Unitholders	$99,948	$(44,246)	n/m	$335,178	$117,217	185.9%
Multiplied by: weighted average equity ownership interest	34.5%	37.5%		36.7%	37.5%
Equity in net income (loss) attributable to AllianceBernstein Unitholders	$34,504	$(16,595)	n/m	$122,941	$43,915	180.0

AllianceBernstein qualifying revenues	$502,423	$492,996	1.9%	$1,496,177	$1,428,600	4.7
Multiplied by: weighted average equity ownership interest for calculating tax	27.9%	37.5%		27.9%	37.5%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	4,901	6,473		14,631	18,745
State income taxes	80	74		280	274
Total income taxes	$4,981	$6,547	(23.9)	$14,911	$19,019	(21.6)

Effective tax rate	14.4%	39.5%		12.1%	43.3%

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

Index
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

In the opinion of AllianceBernstein’s management, an adequate accrual has been made as of September 30, 2013 to provide for any probable losses regarding any litigation matters for which it can reasonably estimate an amount of loss. It is reasonably possible that AllianceBernstein could incur additional losses pertaining to these matters, but management currently is unable to estimate any such additional losses.

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

Index
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein limited partnership Units. Holding’s interim condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AllianceBernstein included as an exhibit to this Form 10-Q. They also should be read in conjunction with AllianceBernstein’s audited financial statements and notes and MD&A included in Holding’s Form 10-K for the year ended December 31, 2012.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in millions, except per unit amounts)

Net income (loss) attributable to AllianceBernstein Unitholders	$99.9	$(44.2)	n/m	$335.2	$117.2	185.9%
Weighted average equity ownership interest	34.5%	37.5%		36.7%	37.5%
Equity in net income (loss) attributable to AllianceBernstein Unitholders	$34.5	$(16.6)	n/m	$122.9	$43.9	180.0
Net income (loss) of Holding	$29.5	$(23.1)	n/m	$108.0	$24.9	333.9
Diluted net income (loss) per Holding Unit	$0.32	$(0.23)	n/m	$1.10	$0.25	340.0
Distribution per Holding Unit	$0.40	$0.36	11.1%	$1.19	$0.83	43.4

Net income for the three and nine months ended September 30, 2013 increased $52.6 million and $83.1 million to $29.5 million and $108.0 million, respectively, from net loss of $23.1 million and net income of $24.9 million for the corresponding prior-year periods. The increases reflect higher net income attributable to AllianceBernstein unitholders, primarily resulting from lower real estate charges in the 2013 periods.

Holding’s income taxes represent a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business. Holding’s partnership gross income is derived from its interest in AllianceBernstein. Holding's income tax is computed by multiplying certain AllianceBernstein qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by Holding’s ownership interest in AllianceBernstein (adjusted for Holding Units owned by AllianceBernstein’s consolidated rabbi trust), multiplied by the 3.5% tax rate. Holding’s effective tax rate during the third quarter of 2013 was 14.4% compared to 39.5% during the third quarter of 2012. Holding’s effective tax rate during the nine months ended September 30, 2013 was 12.1% compared to 43.3% during the nine months ended September 30, 2012. The lower effective rates for the three- and nine-month periods ended September 30, 2013 are due to a 23.9% and 21.6% decrease, respectively, in income tax expense, primarily a result of a lower weighted average ownership interest for calculating the tax and an increase in equity in net income attributable to AllianceBernstein unitholders for both periods. See Note 7 to the condensed financial statements contained in Item 1.

Units Outstanding

AllianceBernstein granted to employees and Eligible Directors 6.9 million restricted Holding Unit awards (including 6.5 million granted in January 2013 for 2012 year-end awards) during the first nine months of 2013. To fund these awards, AllianceBernstein allocated previously repurchased Holding Units that had been held in its consolidated rabbi trust.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per unit amounts)

AllianceBernstein non-GAAP adjustments, before taxes	$24,033	$167,980	$26,957	$183,203
Income tax effect on non-GAAP adjustments	(1,094)	(9,103)	(1,218)	(9,402)
AllianceBernstein non-GAAP adjustments, after taxes	22,939	158,877	25,739	173,801
Holding’s weighted average equity ownership interest in AllianceBernstein	34.5%	37.5%	36.7%	37.5%
Impact on Holding’s net income of AllianceBernstein non-GAAP adjustments	$7,919	$59,589	$9,442	$65,113

Net income (loss) – diluted, GAAP basis	$29,706	$(23,142)	$108,801	$24,896
Impact on Holding’s net income of AllianceBernstein non-GAAP adjustments	7,919	59,589	9,442	65,113
Adjusted net income – diluted	$37,625	$36,447	$118,243	$90,009

Diluted net income (loss) per Holding Unit, GAAP basis	$0.32	$(0.23)	$1.10	$0.25
Impact of AllianceBernstein non-GAAP adjustments	0.08	0.59	0.10	0.64
Adjusted diluted net income per Holding Unit	$0.40	$0.36	$1.20	$0.89

The impact on Holding’s net income of AllianceBernstein’s non-GAAP adjustments reflects Holding’s share (based on its ownership percentage of AllianceBernstein over the applicable period) of AllianceBernstein’s non-GAAP adjustments to its net income. These non-GAAP measures are provided in addition to, and not as substitutes for, net revenues, operating income and operating margin, and they may not be comparable to non-GAAP measures presented by other companies. Management uses both the GAAP and non-GAAP measures in evaluating the company’s financial performance. The non-GAAP measures alone may pose limitations because they do not include all of AllianceBernstein’s revenues and expenses.

Index
Capital Resources and Liquidity

During the nine months ended September 30, 2013, net cash provided by operating activities was $122.9 million, compared to $62.1 million during the corresponding 2012 period. The increase was primarily due to higher cash distributions received from AllianceBernstein of $46.2 million.

During the nine months ended September 30, 2013, net cash used in investing activities was $26.8 million, compared to $6.1 million during the corresponding 2012 period. The increase reflects investments in AllianceBernstein with proceeds from exercises of compensatory options to buy Holding Units of $13.9 million during 2013 and higher investments in AllianceBernstein from cash distributions paid to AllianceBernstein’s consolidated rabbi trust of $6.9 million.

During the nine months ended September 30, 2013, net cash used in financing activities was $96.1 million, compared to $56.0 million during the corresponding 2012 period. The increase was primarily due to higher cash distributions paid to unitholders of $51.2 million, offset by proceeds from the exercise of compensatory options to buy Holding Units of $13.9 million in 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Holding’s market risk for the quarter ended September 30, 2013.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the second and third quarters of 2013, AllianceBernstein implemented plans to repurchase Holding Units pursuant to Rule 10b5-1 under the Exchange Act. See Note 3 to the condensed financial statements contained in Part I, Item 1.

The following table provides information relating to any Holding Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Holding Units Purchased	(b) Average Price Paid Per Holding Unit, net of Commissions	(c) Total Number of Holding Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Holding Units that May Yet Be Purchased Under the Plans or Programs
7/1/13 - 7/31/13(1)(2)	761,576	$20.17	760,000	—
8/1/13 - 8/31/13(2)	46,093	19.33	—	—
9/1/13 - 9/30/13	—	—	—	—
Total	807,669	$20.12	760,000	—

(1)	During July 2013, AllianceBernstein purchased 760,000 Holding Units on the open market pursuant to a Rule 10b5-1 plan, which was adopted on May 15, 2013 and expired on July 30, 2013, to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.
(2)	During the third quarter of 2013, AllianceBernstein purchased from employees 47,669 Holding Units to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

Index
The following table provides information relating to any AllianceBernstein Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of AllianceBernstein Units Purchased	(b) Average Price Paid Per AllianceBernstein Unit, net of Commissions	(c) Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs
7/1/13 - 7/31/13	—	$—	—	—
8/1/13 - 8/31/13	—	—	—	—
9/1/13 - 9/30/13(1)	17,468	19.78	—	—
Total	17,468	$19.78	—	—

(1)	During September 2013, AllianceBernstein purchased 17,468 AllianceBernstein Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

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

AXA has reported to us that two insurance policies underwritten by one of AXA’s European insurance subsidiaries, AXA France IARD, that were in-force during the third quarter of 2013 potentially come within the scope of the disclosure requirements of the Iran Act. Each of these insurance policies relates to property and casualty insurance (homeowners, auto, accident, liability and/or fraud policies) covering property located in France where the insured is a company or other entity that may have direct or indirect ties to the Government of Iran, including Iranian entities designated under Executive Orders 13224 and 13382. AXA France IARD is a French company, based in Paris, which is licensed to operate in France. The annual aggregate revenue AXA derives from these two policies is approximately $10,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $5,000.

AXA France IARD has eight additional insurance policies that were originally written during 2010 and 2011 that remained in effect during the third quarter of 2013 and may require reporting. These eight policies involve auto or property insurance provided to the Iranian delegation to the United Nations Educational, Scientific and Cultural Organization (UNESCO) in Paris. The annual aggregate revenue AXA derives from all eight policies is approximately $8,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $4,000.

Index
Finally, AXA has informed us that AXA Konzern AG, an AXA European insurance subsidiary, provides property insurance to MCS International GMBH (“MCS”). MCS was listed as a designated SDN by the Office of Foreign Assets Control during the second quarter of 2013, after the insurance policy had been completed. The premium received by AXA in respect of this insurance policy is approximately $15,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $8,000.

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

Item 6.	Exhibits

31.1	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Weisenseel furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. Kraus furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. Weisenseel furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 24, 2013	AllianceBernstein Holding l.p.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer