Form 10-K
period 2013-12-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2014-02-12
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒

The aggregate market value of the units representing assignments of beneficial ownership of limited partnership interests held by non-affiliates computed by reference to the price at which such units were last sold on the New York Stock Exchange as of June 30, 2013 was approximately $2.1 billion.

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of December 31, 2013 was 96,028,494. (This figure includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.)

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

“AXA Equitable” – AXA Equitable Life Insurance Company (New York stock life insurance company), a subsidiary of AXA Financial, and its subsidiaries other than AllianceBernstein and its subsidiaries.

“AXA Financial” – AXA Financial, Inc. (Delaware corporation), a subsidiary of AXA.

“Bernstein Transaction” – on October 2, 2000, AllianceBernstein’s acquisition of the business and assets of SCB Inc., formerly known as Sanford C. Bernstein Inc., and assumption of the liabilities of that business.

“Exchange Act” – the Securities Exchange Act of 1934, as amended.

“ERISA” – the Employee Retirement Income Security Act of 1974, as amended.

“General Partner” – AllianceBernstein Corporation (Delaware corporation), the general partner of AllianceBernstein and Holding and a subsidiary of AXA Equitable, and, where appropriate, ACMC, LLC, its predecessor.

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

“NYSE” – the New York Stock Exchange, Inc.

“Partnerships” – AllianceBernstein and Holding together.

“SEC” – the United States Securities and Exchange Commission.

“Securities Act” – the Securities Act of 1933, as amended.

“WPS Acquisition” – on December 12, 2013, AllianceBernstein acquired W.P. Stewart & Co., Ltd. (“WPS”), a concentrated growth equity investment manager.
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

We use “emerging markets” in this Form 10-K to refer to countries included in the Morgan Stanley Capital International (“MSCI”) emerging markets index, which are, as of December 31, 2013, Brazil, Chile, China, Columbia, Czech Republic, Egypt, Greece, Hungary, India, Indonesia, Malaysia, Mexico, Peru, the Philippines, Poland, Russia, South Africa, South Korea, Taiwan, Thailand and Turkey.

Clients

We provide research, diversified investment management and related services globally to a broad range of clients through three buy-side distribution channels, Institutions, Retail and Private Client, and our sell-side business, Bernstein Research Services.  See “Distribution Channels” in this Item 1 for additional information.

As of December 31, 2013, 2012 and 2011, our client assets under management (“AUM”) were $450 billion, $430 billion and $406 billion, respectively, and our net revenues for the years ended December 31, 2013, 2012 and 2011 were $2.9 billion, $2.7 billion and $2.7 billion, respectively. AXA, our parent company, and its subsidiaries, whose AUM consist primarily of fixed income investments, together constitute our largest client. Our affiliates represented approximately 23%, 25% and 23% of our AUM as of December 31, 2013, 2012 and 2011, respectively, and we earned approximately 5%, 4% and 4% of our net revenues from services we provided to our affiliates in 2013, 2012 and 2011, respectively. See “Distribution Channels” below and “Assets Under Management” and “Net Revenues” in Item 7 for additional information regarding our AUM and net revenues.

Generally, we are compensated for our investment services principally on the basis of investment advisory and services fees calculated as a percentage of AUM. For additional information about our investment advisory and services fees, including performance-based fees, see “Risk Factors” in Item 1A and “Net Revenues – Investment Advisory and Services Fees” in Item 7.

Research

Our high-quality, in-depth research is the foundation of our business. We believe that our global team of research professionals, whose disciplines include economic, fundamental equity, fixed income and quantitative research, gives us a competitive advantage in achieving investment success for our clients. We also have experts focused on multi-asset strategies, wealth management and alternatives. The breadth of our research expertise is reflected in the range of products and investment solutions we offer to our clients, which we discuss below in “Investment Services”.

Investment Services

Our investment services include:

•	Actively-managed equity strategies, including style-pure (e.g., value and growth) and absolute return-focused strategies;
•	Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;
•	Passive management, including index and enhanced index strategies;
•	Alternative investments, including hedge funds, fund of funds and private equity (e.g., direct real estate investing); and
•	Multi-asset services and solutions, including dynamic asset allocation, customized target-date and target-risk funds, and other strategies tailored to help clients meet their investment goals.

Our services employ various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

Our AUM by client domicile and investment service as of December 31, 2013, 2012 and 2011 were as follows:

By Client Domicile ($ in billions):

By Investment Service ($ in billions):

Distribution Channels

Institutions

To our institutional clients, which include private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and various of our affiliates, we offer separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles (“Institutional Services”).

We manage the assets of our institutional clients pursuant to written investment management agreements or other arrangements, all of which generally are terminable at any time or upon relatively short notice by either party. In general, our written investment management agreements may not be assigned without client consent. For information about our institutional investment advisory and services fees, including performance-based fees, see “Risk Factors” in Item 1A and “Net Revenues – Investment Advisory and Services Fees” in Item 7.

AXA and its subsidiaries together constitute our largest institutional client. Their AUM accounted for approximately 31%, 35% and 31% of our institutional AUM as of December 31, 2013, 2012 and 2011, respectively, and approximately 22%, 17% and 13% of our institutional revenues for 2013, 2012 and 2011, respectively. No single institutional client other than AXA and its subsidiaries accounted for more than approximately 1% of our net revenues for the year ended December 31, 2013.

As of December 31, 2013, 2012 and 2011, Institutional Services represented approximately 50%, 51% and 55%, respectively, of our AUM, and the fees we earned from providing these services represented approximately 15%, 18% and 22% of our net revenues for 2013, 2012 and 2011, respectively. Our institutional AUM and revenues are as follows:

Institutional Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2013	2012	2011	2013-12	2012-11
	(in millions)

Equity Actively Managed:
U.S.	$8,438	$5,748	$12,855	46.8%	(55.3)%
Global & Non-US	21,100	25,797	44,637	(18.2)	(42.2)
Total	29,538	31,545	57,492	(6.4)	(45.1)

Equity Passively Managed(1):
U.S.	14,111	11,494	11,050	22.8	4.0
Global & Non-US	6,555	6,131	3,432	6.9	78.6
Total	20,666	17,625	14,482	17.3	21.7

Total Equity	50,204	49,170	71,974	2.1	(31.7)

Fixed Income Taxable:
U.S.	81,823	90,727	83,426	(9.8)	8.8
Global & Non-US	58,647	53,841	44,866	8.9	20.0
Total	140,470	144,568	128,292	(2.8)	12.7

Fixed Income Tax-Exempt:
U.S.	1,611	1,385	1,046	16.3	32.4
Global & Non-US	—	—	—	—	—
Total	1,611	1,385	1,046	16.3	32.4

Fixed Income Passively Managed(1):
U.S.	63	62	—	1.6	—
Global & Non-US	194	334	238	(41.9)	40.3
Total	257	396	238	(35.1)	66.4

Total Fixed Income	142,338	146,349	129,576	(2.7)	12.9

Other(2):
U.S.	1,211	471	2,240	157.1	(79.0)
Global & Non-US	32,237	23,829	20,084	35.3	18.6
Total	33,448	24,300	22,324	37.6	8.9

Total:
U.S.	107,257	109,887	110,617	(2.4)	(0.7)
Global & Non-US	118,733	109,932	113,257	8.0	(2.9)
Total	$225,990	$219,819	$223,874	2.8	(1.8)

Affiliated	$69,619	$77,569	$69,071	(10.2)	12.3
Non-affiliated	156,371	142,250	154,803	9.9	(8.1)
Total	$225,990	$219,819	$223,874	2.8	(1.8)

(1)	Includes index and enhanced index services.
(2)	Includes asset allocation services and certain other alternative investments.

Revenues from Institutional Services
(by Investment Service)

	Years Ended December 31,			% Change
	2013	2012	2011	2013-12	2012-11
	(in thousands)
Equity Actively Managed:
U.S.	$48,327	$43,400	$71,657	11.4%	(39.4)%
Global & Non-US	98,553	143,163	307,707	(31.2)	(53.5)
Total	146,880	186,563	379,364	(21.3)	(50.8)

Equity Passively Managed(1):
U.S.	2,720	2,334	2,139	16.5	9.1
Global & Non-US	5,359	5,533	5,212	(3.1)	6.2
Total	8,079	7,867	7,351	2.7	7.0

Total Equity	154,959	194,430	386,715	(20.3)	(49.7)

Fixed Income Taxable:
U.S.	96,138	95,139	87,388	1.1	8.9
Global & Non-US	117,228	105,139	96,756	11.5	8.7
Total	213,366	200,278	184,144	6.5	8.8

Fixed Income Tax-Exempt:
U.S.	1,992	1,543	1,847	29.1	(16.5)
Global & Non-US	—	—	—	—	—
Total	1,992	1,543	1,847	29.1	(16.5)

Fixed Income Passively Managed(1):
U.S.	76	78	83	(2.6)	(6.0)
Global & Non-US	227	54	122	320.4	(55.7)
Total	303	132	205	129.5	(35.6)

Fixed Income Servicing(2):
U.S.	14,038	8,911	17,346	57.5	(48.6)
Global & Non-US	1,602	4,370	948	(63.3)	361.0
Total	15,640	13,281	18,294	17.8	(27.4)

Total Fixed Income	231,301	215,234	204,490	7.5	5.3

Other(3):
U.S.	11,952	46,400	13,511	(74.2)	243.4
Global & Non-US	39,896	28,651	10,813	39.2	165.0
Total	51,848	75,051	24,324	(30.9)	208.5

Total Investment Advisory and Services Fees:
U.S.	175,243	197,805	193,971	(11.4)	2.0
Global and International	262,865	286,910	421,558	(8.4)	(31.9)
	438,108	484,715	615,529	(9.6)	(21.3)
Distribution Revenues	305	574	662	(46.9)	(13.3)
Shareholder Servicing Fees	533	362	596	47.2	(39.3)
Total	$438,946	$485,651	$616,787	(9.6)	(21.3)

Affiliated	$96,729	$82,930	$82,965	16.6	—
Non-affiliated	342,217	402,721	533,822	(15.0)	(24.6)
Total	$438,946	$485,651	$616,787	(9.6)	(21.3)

(1)	Includes index and enhanced index services.
(2)	Fixed Income Servicing includes advisory-related services fees not based on AUM, including derivative transaction fees, capital purchase program related advisory services and other fixed income advisory services.
(3)	Includes asset allocation services and certain other alternative services.

Retail

We provide investment management and related services to a wide variety of individual retail investors, both in the U.S. and internationally, through retail mutual funds we sponsor, mutual fund sub-advisory relationships, separately-managed account programs (see below), and other investment vehicles (“Retail Products and Services”).

We distribute our Retail Products and Services through financial intermediaries, including broker-dealers, insurance sales representatives, banks, registered investment advisers and financial planners. These products and services include open-end and closed-end funds that are either (i) registered as investment companies under the Investment Company Act (“U.S. Funds”), or (ii) not registered under the Investment Company Act and generally not offered to United States persons (“Non-U.S. Funds” and, collectively with the U.S. Funds, “AllianceBernstein Funds”). They also include separately-managed account programs, which are sponsored by financial intermediaries and generally charge an all-inclusive fee covering investment management, trade execution, asset allocation, and custodial and administrative services. In addition, we provide distribution, shareholder servicing, transfer agency services and administrative services for our Retail Products and Services. See “Net Revenues – Investment Advisory and Services Fees” in Item 7 for information about our retail investment advisory and services fees. See Note 2 to AllianceBernstein’s consolidated financial statements in Item 8 for a discussion of the commissions we pay to financial intermediaries in connection with the sale of open-end AllianceBernstein Funds.

Fees paid by the U.S. Funds are reflected in the applicable investment management agreement, which generally must be approved annually by the boards of directors or trustees of those funds, including by a majority of the independent directors or trustees. Increases in these fees must be approved by fund shareholders; decreases need not be, including any decreases implemented by a fund’s directors or trustees. In general, each investment management agreement with the U.S. Funds provides for termination by either party at any time upon 60 days’ notice.

Fees paid by Non-U.S. Funds are reflected in investment management agreements that continue until they are terminated. Increases in these fees generally must be approved by the relevant regulatory authority, depending on the domicile and structure of the fund, and Non-U.S. Fund shareholders must be given advance notice of any fee increases.

The mutual funds we sub-advise for AXA and its subsidiaries together constitute our largest retail client. They accounted for approximately 23%, 20% and 20% of our retail AUM as of December 31, 2013, 2012 and 2011, respectively, and approximately 2%, 3% and 3% of our retail net revenues for 2013, 2012 and 2011, respectively.

Certain subsidiaries of AXA, including AXA Advisors, LLC (“AXA Advisors”), a subsidiary of AXA Financial, were responsible for approximately 2%, 4% and 1% of total sales of shares of open-end AllianceBernstein Funds in 2013, 2012 and 2011, respectively. During 2013, UBS AG was responsible for approximately 12% of our open-end AllianceBernstein Fund sales. Neither our affiliates nor UBS AG are under any obligation to sell a specific amount of AllianceBernstein Fund shares and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations. No other entity accounted for 10% or more of our open-end AllianceBernstein Fund sales.

Most open-end U.S. Funds have adopted a plan under Rule 12b-1 of the Investment Company Act that allows the fund to pay, out of assets of the fund, distribution and service fees for the distribution and sale of its shares (“Rule 12b-1 Fees”). The open-end U.S. Funds have entered into such agreements with us, and we have entered into selling and distribution agreements pursuant to which we pay sales commissions to the financial intermediaries that distribute our open-end U.S. Funds. These agreements are terminable by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of fund shares.

As of December 31, 2013, retail U.S. Fund AUM were approximately $47 billion, or 31% of retail AUM, as compared to $45 billion, or 31%, as of December 31, 2012, and $41 billion, or 36%, as of December 31, 2011. Non-U.S. Fund AUM, as of December 31, 2013, totaled $56 billion, or 36% of retail AUM, as compared to $60 billion, or 42%, as of December 31, 2012, and $35 billion, or 31%, as of December 31, 2011.

As of December 31, 2013, 2012 and 2011, our Retail Services represented approximately 34%, 34% and 28% of our AUM, and the fees we earned from providing these services represented approximately 47%, 44% and 40% of our net revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Our retail AUM and revenues are as follows:

 Retail Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2013	2012	2011	2013-12	2012-11
	(in millions)

Equity Actively Managed:
U.S.	$27,656	$17,738	$16,328	55.9%	8.6%
Global & Non-US	13,997	16,415	19,435	(14.7)	(15.5)
Total	41,653	34,153	35,763	22.0	(4.5)

Equity Passively Managed(1):
U.S.	21,514	16,716	15,705	28.7	6.4
Global & Non-US	6,615	5,491	2,933	20.5	87.2
Total	28,129	22,207	18,638	26.7	19.1

Total Equity	69,782	56,360	54,401	23.8	3.6

Fixed Income Taxable:
U.S.	4,597	2,738	2,438	67.9	12.3
Global & Non-US	56,304	65,990	42,829	(14.7)	54.1
Total	60,901	68,728	45,267	(11.4)	51.8

Fixed Income Tax-Exempt:
U.S.	8,243	8,532	6,384	(3.4)	33.6
Global & Non-US	14	—	—	—	—
Total	8,257	8,532	6,384	(3.2)	33.6

Fixed Income Passively Managed(1):
U.S.	4,531	2,385	1,422	90.0	67.7
Global & Non-US	4,179	4,730	3,082	(11.6)	53.5
Total	8,710	7,115	4,504	22.4	58.0

Total Fixed Income	77,868	84,375	56,155	(7.7)	50.3

Other(2):
U.S.	3,208	1,981	968	61.9	104.6
Global & Non-US	2,132	1,676	1,081	27.2	55.0
Total	5,340	3,657	2,049	46.0	78.5

Total:
U.S.	69,749	50,090	43,245	39.2	15.8
Global & Non-US	83,241	94,302	69,360	(11.7)	36.0
Total	$152,990	$144,392	$112,605	6.0	28.2

Affiliated	$35,194	$28,535	$22,561	23.3	26.5
Non-affiliated	117,796	115,857	90,044	1.7	28.7
Total	$152,990	$144,392	$112,605	6.0	28.2

(1)	Includes index and enhanced index services.
(2)	Includes asset allocation services and certain other alternative investments.

Revenues from Retail Services
(by Investment Service)

	Years Ended December 31,			% Change
	2013	2012	2011	2013-12	2012-11
	(in thousands)

Equity Actively Managed:
U.S.	$134,312	$92,422	$93,664	45.3%	(1.3)%
Global & Non-US	96,337	114,221	164,776	(15.7)	(30.7)
Total	230,649	206,643	258,440	11.6	(20.0)

Equity Passively Managed(1):
U.S.	12,570	13,862	12,950	(9.3)	7.0
Global & Non-US	8,298	3,780	1,898	119.5	99.2
Total	20,868	17,642	14,848	18.3	18.8

Total Equity	251,517	224,285	273,288	12.1	(17.9)

Fixed Income Taxable:
U.S.	16,074	13,252	10,715	21.3	23.7
Global & Non-US	483,171	405,209	327,433	19.2	23.8
Total	499,245	418,461	338,148	19.3	23.8

Fixed Income Tax-Exempt:
U.S.	35,993	28,906	22,124	24.5	30.7
Global & Non-US	78	—	—	—	—
Total	36,071	28,906	22,124	24.8	30.7

Fixed Income Passively Managed(1):
U.S.	5,445	3,485	1,578	56.2	120.8
Global & Non-US	9,012	7,389	5,210	22.0	41.8
Total	14,457	10,874	6,788	33.0	60.2

Total Fixed Income	549,773	458,241	367,060	20.0	24.8

Other(2):
U.S.	13,879	7,829	1,457	77.3	437.3
Global & Non-US	9,785	7,698	2,255	27.1	241.4
Total	23,664	15,527	3,712	52.4	318.3

Total Investment Advisory and Services Fees:
U.S.	218,273	159,756	142,488	36.6	12.1
Global and International	606,681	538,297	501,572	12.7	7.3
	824,954	698,053	644,060	18.2	8.4
Distribution Revenues	461,944	406,467	356,895	13.6	13.9
Shareholder Servicing Fees	89,472	88,375	91,606	1.2	(3.5)
Total	$1,376,370	$1,192,895	$1,092,561	15.4	9.2

Affiliated	$43,264	$31,089	$31,301	39.2	(0.7)
Non-affiliated	1,333,106	1,161,806	1,061,260	14.7	9.5
Total	$1,376,370	$1,192,895	$1,092,561	15.4	9.2

(1)	Includes index and enhanced index services.
(2)	Includes asset allocation services and certain other alternative investments.

Private Client

To our private clients, which include high-net-worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities (including most institutions for which we manage accounts with less than $25 million in AUM), we offer separately-managed accounts, hedge funds, mutual funds and other investment vehicles (“Private Client Services”).

Private client accounts generally are managed pursuant to a written investment advisory agreement among the client, AllianceBernstein and Sanford C. Bernstein & Co., LLC (one of our subsidiaries, “SCB LLC”), which agreement usually is terminable at any time or upon relatively short notice by any party. In general, these agreements may not be assigned without the consent of the client. For information about our private client investment advisory and services fees, including performance-based fees, see “Risk Factors” in Item 1A and “Net Revenues – Investment Advisory and Services Fees” in Item 7.

As of December 31, 2013, 2012 and 2011, Private Client Services represented approximately 16%, 15% and 17%, respectively, of our AUM, and the fees we earned from providing these services represented approximately 20%, 21% and 24% of our net revenues for 2013, 2012 and 2011, respectively. Our private client AUM and revenues are as follows:

Private Client Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2013	2012	2011	2013-12	2012-11
	(in millions)

Equity Actively Managed:
U.S.	$21,620	$16,506	$17,626	31.0%	(6.4)%
Global & Non-US	15,003	13,222	13,461	13.5	(1.8)
Total	36,623	29,728	31,087	23.2	(4.4)

Equity Passively Managed(1):
U.S.	83	67	57	23.9	17.5
Global & Non-US	397	371	352	7.0	5.4
Total	480	438	409	9.6	7.1

Total Equity	37,103	30,166	31,496	23.0	(4.2)

Fixed Income Taxable:
U.S.	7,468	8,962	9,499	(16.7)	(5.7)
Global & Non-US	2,128	1,755	1,808	21.3	(2.9)
Total	9,596	10,717	11,307	(10.5)	(5.2)

Fixed Income Tax-Exempt:
U.S.	18,843	20,835	22,564	(9.6)	(7.7)
Global & Non-US	2	—	193	—	(100.0)
Total	18,845	20,835	22,757	(9.6)	(8.4)

Fixed Income Passively Managed(1):
U.S.	11	31	—	(64.5)	—
Global & Non-US	357	355	112	0.6	217.0
Total	368	386	112	(4.7)	244.6

Total Fixed Income	28,809	31,938	34,176	(9.8)	(6.5)

Other(2):
U.S.	1,375	804	367	71.0	119.1
Global & Non-US	4,144	2,898	3,379	43.0	(14.2)
Total	5,519	3,702	3,746	49.1	(1.2)

Total:
U.S.	49,400	47,205	50,113	4.6	(5.8)
Global & Non-US	22,031	18,601	19,305	18.4	(3.6)
Total	$71,431	$65,806	$69,418	8.5	(5.2)

(1)	Includes index and enhanced index services.
(2)	Includes asset allocation services and certain other alternative investments.

Revenues From Private Client Services
(by Investment Service)

	Years Ended December 31,			% Change
	2013	2012	2011	2013-12	2012-11
	(in thousands)

Equity Actively Managed:
U.S.	$211,926	$209,263	$247,708	1.3%	(15.5)%
Global & Non-US	153,064	149,732	179,274	2.2	(16.5)
Total	364,990	358,995	426,982	1.7	(15.9)

Equity Passively Managed(1):
U.S.	316	65	204	386.2	(68.1)
Global & Non-US	1,799	1,666	1,323	8.0	25.9
Total	2,115	1,731	1,527	22.2	13.4

Total Equity	367,105	360,726	428,509	1.8	(15.8)

Fixed Income Taxable:
U.S.	44,260	48,905	52,351	(9.5)	(6.6)
Global & Non-US	13,029	12,319	10,748	5.8	14.6
Total	57,289	61,224	63,099	(6.4)	(3.0)

Fixed Income Tax-Exempt:
U.S.	104,867	117,035	121,021	(10.4)	(3.3)
Global & Non-US	18	—	—	—	—
Total	104,885	117,035	121,021	(10.4)	(3.3)

Fixed Income Passively Managed(1):
U.S.	88	26	15	238.5	73.3
Global & Non-US	3,105	1,184	688	162.2	72.1
Total	3,193	1,210	703	163.9	72.1

Total Fixed Income	165,367	179,469	184,823	(7.9)	(2.9)

Other(2):
U.S.	12,699	9,593	2,727	32.4	251.8
Global & Non-US	40,872	31,919	31,670	28.0	0.8
Total	53,571	41,512	34,397	29.0	20.7

Total Investment Advisory and Services Fees:
U.S.	374,156	384,887	424,026	(2.8)	(9.2)
Global and International	211,887	196,820	223,703	7.7	(12.0)
Total	586,043	581,707	647,729	0.7	(10.2)
Distribution Revenues	3,175	2,447	3,165	29.8	(22.7)
Shareholder Servicing Fees	2,140	1,637	1,203	30.7	36.1
Total	$591,358	$585,791	$652,097	1.0	(10.2)

(1)	Includes index and enhanced index services.
(2)	Includes asset allocation services and certain other alternative investments.

Bernstein Research Services

We offer high-quality fundamental research, quantitative services and brokerage-related services in equities and listed options to institutional investors such as pension fund, hedge fund and mutual fund managers, and other institutional investors (“Bernstein Research Services”). We serve our clients, which are based in the United States, Europe, Asia, the Middle East and Canada, through various subsidiaries, including SCB LLC, Sanford C. Bernstein Limited and Sanford C. Bernstein (Hong Kong) Limited (collectively, “SCB”). Our sell-side analysts, who provide fundamental company and industry research along with quantitative research into securities valuation and factors affecting stock-price movements, are consistently among the highest ranked research analysts in industry surveys conducted by third-party organizations.

We earn revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate us principally by directing SCB to execute brokerage transactions on their behalf, for which we earn commissions. These services accounted for approximately 15%, 15% and 16% of our net revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

For information regarding trends in fee rates charged for brokerage transactions, see “Risk Factors” in Item 1A.

Our Bernstein Research Services revenues are as follows:

Revenues From Bernstein Research Services

	Years Ended December 31,			% Change
	2013	2012	2011	2013-12	2012-11
	(in thousands)

Bernstein Research Services	$445,083	$413,707	$437,414	7.6%	(5.4)%

Custody

SCB LLC acts as custodian for the majority of our private client AUM and some of our institutional AUM. Other custodial arrangements are maintained by client-designated banks, trust companies, brokerage firms or custodians.

Employees

As of December 31, 2013, our firm had 3,295 full-time employees, representing a 0.7% decrease compared to the end of 2012.  We consider our employee relations to be good.

Service Marks

We have registered a number of service marks with the U.S. Patent and Trademark Office and various foreign trademark offices, including the combination of an “AB” design logo with the mark “AllianceBernstein”.

In connection with the Bernstein Transaction, we acquired all of the rights and title in, and to, the Bernstein service marks, including the mark “Bernstein”.

In connection with the WPS Acquisition, we acquired all of the rights and title in, and to, the WPS service marks, including the logo “WPSTEWART”. See “W.P. Stewart” in this Item 1 for information regarding the WPS Acquisition.

Regulation

Virtually all aspects of our business are subject to various federal and state laws and regulations, rules of various securities regulators and exchanges, and laws in the foreign countries in which our subsidiaries conduct business. These laws and regulations primarily are intended to protect clients and fund shareholders and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, the revocation of the registration as an investment adviser or broker-dealer, censures and fines.

AllianceBernstein, Holding, the General Partner and six of our subsidiaries (SCB LLC, AllianceBernstein Global Derivatives Corporation (“Global Derivatives”), Alliance Corporate Finance Group Incorporated, WPS, WPS Advisors, Inc. and W.P. Stewart Asset Management Ltd.) are registered with the SEC as investment advisers under the Investment Advisers Act. Also, Holding is an NYSE-listed company and, accordingly, is subject to applicable regulations promulgated by the NYSE. In addition, AllianceBernstein, SCB LLC and Global Derivatives are registered with the Commodity Futures Trading Commission (“CFTC”) as commodity pool operators and commodity trading advisers; SCB LLC also is registered with the CFTC as a futures commissions merchant.

Each U.S. Fund is registered with the SEC under the Investment Company Act and each Non-U.S. Fund is subject to the laws in the jurisdiction in which the fund is registered. For example, our platform of Luxembourg-based Funds operates pursuant to Luxembourg laws and regulations, including Collective Investment in Transferable Securities Directives, and is authorized and supervised by the Commission de Surveillance du Secteur Financier (“CSSF”), the primary regulator in Luxembourg. AllianceBernstein Investor Services, Inc. (“ABIS”), one of our subsidiaries, is registered with the SEC as a transfer and servicing agent.

SCB LLC and AllianceBernstein Investments, Inc. (another of our subsidiaries, “AllianceBernstein Investments”), are registered with the SEC as broker-dealers, and both are members of the Financial Industry Regulatory Authority. In addition, SCB LLC is a member of the NYSE and other principal U.S. exchanges.

Many of our subsidiaries are subject to the oversight of regulatory authorities in the jurisdictions outside the United States where they operate, including the Financial Conduct Authority in the U.K., the CSSF in Luxembourg, the Financial Services Agency in Japan, the Securities & Futures Commission in Hong Kong, the Monetary Authority of Singapore, the Financial Services Commission in Korea and the Financial Supervisory Commission in Taiwan. While these regulatory requirements often may be comparable to the requirements of the SEC and other U.S. regulators, they are sometimes more restrictive and may cause us to incur substantial expenditures of time and money in our efforts to comply.

Iran Threat Reduction and Syria Human Rights Act

AllianceBernstein, Holding and their global subsidiaries had no transactions or activities requiring disclosure under the Iran Threat Reduction and Syria Human Rights Act (“Iran Act”), nor were they involved in the AXA Group matters described immediately below.

The non-U.S. based subsidiaries of AXA operate in compliance with applicable laws and regulations of the various jurisdictions where they operate, including applicable international (United Nations and European Union) laws and regulations.  While AXA Group companies based and operating outside the United States generally are not subject to U.S. law, as an international group, AXA has in place policies and standards (including the AXA Group International Sanctions Policy) that apply to all AXA Group companies worldwide and often impose requirements that go well beyond local law. For additional information regarding AXA, see “Principal Security Holders” in Item 12.

AXA has reported to us that 14 insurance policies underwritten by one of AXA’s European insurance subsidiaries, AXA France IARD, that were in-force at times during 2013 (two of which were in-force during the fourth quarter of 2013) potentially come within the scope of the disclosure requirements of the Iran Act. Each of these insurance policies relates to property and casualty insurance (homeowners, auto, accident, liability and/or fraud policies) covering property located in France where the insured is a company or other entity that may have direct or indirect ties to the Government of Iran, including Iranian entities designated under Executive Orders 13224 and 13382. AXA France IARD is a French company, based in Paris, which is licensed to operate in France. The annual aggregate revenue AXA derived from these 14 policies is approximately $22,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $11,000.

AXA France IARD has ten additional insurance policies that were originally written in previous years that remained in effect throughout 2013 and may require reporting. These policies involve auto or property insurance provided to companies or other entities that may have direct or indirect ties to the Government of Iran, including Iranian entities designated under Executive Orders 13224 and 13382.  The annual aggregate revenue AXA derived from all ten policies is approximately $12,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $6,000.

Also, AXA has informed us that AXA Konzern AG, an AXA European insurance subsidiary, provides property insurance to MCS International GMBH (“MCS”).  MCS was designated a Specially Designated National (“SDN”) with the identifier [IRAN] by the Office of Foreign Assets Control (“OFAC”) during the second quarter of 2013, after the insurance policy had been completed. The premium received by AXA in respect of this insurance policy is approximately $15,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $8,000.

As of the date of this report, AXA France IARD and AXA Konzern AG have taken actions necessary to terminate coverage under all 25 of the above-referenced insurance policies.

Additionally, AXA has reported to us that an insurance policy (“Swiss Policy”) underwritten by another of AXA’s European insurance subsidiaries, AXA Winterthur, that was in-force during the first quarter of 2013 potentially comes within the scope of the disclosure requirements of the Iran Act. AXA Winterthur is a Swiss company, based in Winterthur, Switzerland, and is licensed to operate in Switzerland.

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

During the first quarter of 2013, AXA Winterthur provided global cover to the IRU insuring it against financial losses that the IRU may incur if a carrier fails to pay the duty charges under the terms of a TIR Carnet.  Under this policy, AXA Winterthur guaranteed duty payments on behalf of the IRU to the TIR national transport associations in each of the more than 70 participating countries, which includes Iran’s TIR System national transport association (the Iran Chamber of Commerce Industry Mines and Agriculture). The annual premium received by AXA in respect of this insurance policy, only a small portion of which related to Iran, is approximately $884,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $442,000. AXA Winterthur has restructured coverage under the Swiss Policy to specifically exclude Iran and notified the IRU accordingly.

Lastly, AXA has informed us about a pension contract in place between a subsidiary in Hong Kong, AXA China Region Trustees Limited (“AXA CRT”), and Hong Kong Intertrade Ltd (“HKIL”), an entity that OFAC has designated an SDN with the identifier [IRAN]. There is only one employee of HKIL (“Employee”) enrolled in this pension contract, who himself also has been designated an SDN with the identifier [IRAN]. The pension contract with HKIL was entered into, and the enrollment of the Employee took place, in May 2012. HKIL was first designated an SDN in July 2012 and the Employee was first designated an SDN in May 2013. The pension contract remains in place, but AXA CRT is discussing with local authorities its ability to terminate the contract. In 2013, the pension contributions received under this pension contract totaled approximately $7,800 and the related net profit, which is difficult to calculate with precision, is estimated to be $3,900.

The aggregate premium during 2013 for the above-referenced pension contract and 26 insurance policies was approximately $940,800, representing approximately 0.0008% of AXA’s consolidated revenues, which are in excess of $100 billion.  The related net profit, which is difficult to calculate with precision, is estimated to be $470,900, representing approximately 0.008% of AXA’s aggregate net profit.

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

In October 1999, Holding reorganized by transferring its business and assets to AllianceBernstein, a newly-formed operating partnership, in exchange for all of the AllianceBernstein Units (“Reorganization”). Since the date of the Reorganization, AllianceBernstein has conducted the business formerly conducted by Holding and Holding’s activities have consisted of owning AllianceBernstein Units and engaging in related activities. Unlike Holding Units, AllianceBernstein Units do not trade publicly and are subject to significant restrictions on transfer. The General Partner is the general partner of both AllianceBernstein and Holding.

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

As of December 31, 2013, the condensed ownership structure of AllianceBernstein is as follows (for a more complete description of our ownership structure, see “Principal Security Holders” in Item 12):

The ownership of Holding by AllianceBernstein directors, officers and employees decreased to 34.3% as of December 31, 2013 from 42.2% as of December 31, 2012, with a corresponding increase in public ownership. This decrease reflects our retirement, since July 1, 2013, of all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust (which Holding Units were considered held by directors, officers and employees), partially offset by the Holding Units we newly issued in December 2013 to help fund obligations under our incentive compensation award program (for additional information, see Note 2 in AllianceBernstein’s consolidated financial statements in Item 8).

The General Partner owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including these general partnership interests, AXA, through certain of its subsidiaries (see “Principal Security Holders” in Item 12), had an approximate 63.7% economic interest in AllianceBernstein as of December 31, 2013.

Competition

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

In addition, AXA and its subsidiaries provide financial services, some of which compete with those we offer. The AllianceBernstein Partnership Agreement specifically allows AXA and its subsidiaries (other than the General Partner) to compete with AllianceBernstein and to exploit opportunities that may be available to us. AXA, AXA Financial, AXA Equitable and certain of their respective subsidiaries have substantially greater financial resources than we do and are not obligated to provide resources to us.

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

Available Information

AllianceBernstein and Holding file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to such reports, and other reports (and amendments thereto) required to comply with federal securities laws, including Section 16 beneficial ownership reports on Forms 3, 4 and 5, registration statements and proxy statements.  We maintain an Internet site (http://www.alliancebernstein.com) where the public can view these reports, free of charge, as soon as reasonably practicable after each report is filed with, or furnished to, the SEC. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

W.P. Stewart

On December 12, 2013, we acquired WPS, an equity investment manager that managed, as of December 12, 2013, approximately $2.1 billion in U.S., Global, and Europe, Australasia (Australia and New Zealand) and Far East (“EAFE”) concentrated growth equity strategies for its clients, primarily in the U.S. and Europe. On the date of the WPS Acquisition, each of approximately 4.9 million outstanding shares of WPS common stock (other than certain specified shares, as previously disclosed in Amendment No. 2 to Form S-4 filed by AllianceBernstein on November 8, 2013) was converted into the right to receive $12 per share and one transferable contingent value right (“CVRs”) entitling the holders to an additional $4 per share cash payment if the Assets Under Management (as such term is defined in the Contingent Value Rights Agreement (“CVR Agreement”) dated as of December 12, 2013, a copy of which we filed as Exhibit 4.01 to this Form 10-K) in the acquired WPS investment services exceed $5 billion on or before December 12, 2016, subject to measurement procedures and limitations set forth in the CVR Agreement. The foregoing description of the CVR Agreement does not purport to be complete and is qualified in its entirety by the full text of the CVR Agreement included as Exhibit 4.01.

As of December 31, 2013, the Assets Under Management are approximately $2.2 billion.  As noted above, payment pursuant to the CVRs is triggered if Assets Under Management exceed $5 billion on or prior to December 12, 2016, subject to certain measurement procedures and limitations.  See the definition of AUM Milestone in Exhibit 4.01 for additional information regarding the circumstances that trigger payment pursuant to the CVRs.

Management has determined that the AUM Milestone did not occur during the fourth quarter of 2013.

Item 1A.	Risk Factors

Please consider this section along with the description of our business in Item 1, the competition section immediately above and AllianceBernstein’s financial information contained in Items 6, 7 and 8. The majority of the risk factors discussed below directly affect AllianceBernstein. These risk factors also affect Holding because Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein. See also “Cautions Regarding Forward-Looking Statements” in Item 7.

Business-related Risks

Our revenues and results of operations depend on the market value and composition of our AUM, which can fluctuate significantly based on various factors, including many factors outside of our control.

We derive most of our revenues from investment advisory and services fees, which typically are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of the account and the total amount of assets we manage for a particular client. The value and composition of our AUM can be adversely affected by several factors, including:

•	Our Investment Performance. Our ability to achieve investment returns for clients that meet or exceed investment returns for comparable asset classes and competing investment services is a key consideration when clients decide to keep their assets with us or invest additional assets, and when a prospective client is deciding whether to invest with us. Poor investment performance, both in absolute terms and/or relative to peers and stated benchmarks, may result in clients withdrawing assets and in prospective clients choosing to invest with competitors.

•	Market Factors. Reductions in stock and/or bond prices, such as those we experienced at times during 2013, particularly during June 2013 (largely due to investor anxiety over the direction of interests rates), cause the value of our AUM to decrease and may cause our clients to redeem their investments, which would further reduce our AUM and revenues. Additionally, increases in interest rates, particularly if rapid, as well as uncertainty pertaining to the future direction of interest rates, likely would decrease the total return of many bond investments due to lower market valuations of existing bonds. These factors could have a significant adverse effect on our revenues and results of operations as our AUM in fixed income investments have become a larger component of our AUM.

•	Client Preferences. Generally, our clients may withdraw their assets at any time and on short notice. Also, changing market dynamics and investment trends, particularly with respect to retirement savings, may reduce interest in some of the investment products we offer, and/or clients and prospects may seek investment products that we may not currently offer, such as retail money market funds. Loss of, or decreases in, AUM may reduce our investment advisory and services fees and revenues.

•	Investing Trends. Our fee rates vary significantly among the various investment products and services we offer to our clients. For example, we often earn higher fees from assets invested in our actively-managed equity services than in our actively-managed fixed income services or passive services. Also, we often earn higher fees from global and international services than we do from U.S. services (see “Net Revenues” in Item 7 for additional information regarding our fee rates). An adverse change in the mix of the services we provide can have a material adverse effect on our investment advisory and services fees and revenues.

•	Service Changes. We may be required to reduce our fee levels, restructure the fees we charge or adjust the services we offer to our clients because of, among other things, regulatory initiatives (whether industry-wide or specifically targeted), court decisions and competitive considerations. A reduction in fees would reduce our revenues.

A decrease in the value of our AUM, or a decrease in the amount of AUM we manage, or an adverse mix shift, can have a material adverse effect on our investment advisory and services fees and revenues. A reduction in revenues, without a commensurate reduction in expenses, would adversely affect our results of operations.

Our reputation could suffer if we are unable to deliver consistent, competitive investment performance.

Our business is based on the trust and confidence of our clients. Damage to our reputation can substantially reduce our AUM and impair our ability to maintain or grow our business.

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

Moody’s Investors Service, Inc. downgraded AllianceBernstein’s long-term credit rating in May 2013 and changed its outlook from negative to stable, while Standard & Poor’s Ratings Service affirmed AllianceBernstein’s long-term credit rating and revised their outlook to stable from negative in June 2013. Future changes in our credit ratings are possible and any downgrade to our ratings is likely to increase our borrowing costs and limit our access to the capital markets. If this occurs, we may be forced to incur unanticipated costs or revise our strategic plans, which could have a material adverse effect on our financial condition, results of operations and business prospects.

Our business is dependent on investment advisory agreements with clients, and selling and distribution agreements with various financial intermediaries and consultants, which, generally, are subject to termination or non-renewal on short notice.

We derive most of our revenues pursuant to written investment management agreements (or other arrangements) with institutional investors, mutual funds and private clients, and selling and distribution agreements with financial intermediaries that distribute AllianceBernstein Funds. Generally, the investment management agreements (and other arrangements), including our agreements with AXA and its subsidiaries (our largest client), are terminable at any time or upon relatively short notice by either party. The investment management agreements pursuant to which we manage the U.S. Funds must be renewed and approved by the Funds’ boards of directors annually. A significant majority of the directors are independent. Consequently, there can be no assurance that the board of directors of each fund will approve the fund’s investment management agreement each year, or will not condition its approval on revised terms that may be adverse to us. In addition, investors in AllianceBernstein Funds can redeem their investments without notice. Any termination of, or failure to renew, a significant number of these agreements, or a significant increase in redemption rates, could have a material adverse effect on our results of operations and business prospects.

Similarly, the selling and distribution agreements with securities firms, brokers, banks and other financial intermediaries (including our agreement with UBS AG, with respect to which UBS AG was responsible for approximately 12% of our open-end AllianceBernstein Fund sales in 2013) are terminable by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of fund shares. These intermediaries generally offer their clients investment products that compete with our products. In addition, certain institutional investors rely on consultants to advise them on choosing an investment adviser and, in previous years, some of our equities services have not been considered among the best choices by consultants. As a result, a number of investment consultants advised their clients to move their assets invested with us to other investment advisers, which contributed to significant net outflows in such years. This trend may continue. Also, our Private Client Services group relies on referrals from financial planners, registered investment advisers and other professionals. We cannot be certain that we will continue to have access to, or receive referrals from, these third parties. Loss of such access or referrals could have a material adverse effect on our results of operations and business prospects.

We may be unable to continue to attract, motivate and retain key personnel, and the cost to retain key personnel could put pressure on our operating margin.

Our business depends on our ability to attract, motivate and retain highly skilled, and often highly specialized, technical, managerial and executive personnel; there is no assurance that we will be able to do so.

The market for qualified research analysts, portfolio managers, financial advisors, traders and other professionals is extremely competitive and is characterized by frequent movement of these investment professionals among different firms. Portfolio managers and financial advisors often maintain strong, personal relationships with their clients so their departure may cause us to lose client accounts, which could have a material adverse effect on our results of operations and business prospects.

Also, a decline in revenues may limit our ability to pay our employees at competitive levels, and maintaining (or increasing) compensation without a revenue increase, in order to retain key personnel, may adversely affect our adjusted operating margin. As a result, we will continue to be vigilant about aligning our cost structure (including headcount) with our revenue base. For additional information regarding our compensation practices, see "Compensation Discussion and Analysis" in Item 11.

Performance-based fee arrangements with our clients cause greater fluctuations in our revenues.

We sometimes charge our clients performance-based fees, whereby we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve the performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired.

We are eligible to earn performance-based fees on approximately 10% of the assets we manage for institutional clients and approximately 3% of the assets we manage for private clients (in total, approximately 6% of our AUM). If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. Our performance-based fees in 2013, 2012 and 2011 were $53.6 million, $66.6 million (including $39.6 million pertaining to winding up the PPIP fund, see “Net Revenues” in Item 7), and $16.5 million, respectively.

An impairment of goodwill may occur.

Determining whether an impairment of the goodwill asset exists requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions deteriorate, or if we experience significant net redemptions, our AUM, revenues, profitability and unit price may be adversely affected. Although the price of a Holding Unit is just one factor in the calculation of fair value, if current Holding Unit price levels decline significantly, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. In addition, control premiums, industry earnings multiples and discount rates are impacted by economic conditions. As a result, subsequent impairment tests may occur more frequently and be based on more negative assumptions and future cash flow projections, and may result in an impairment of goodwill. An impairment may result in a material charge to our earnings. For additional information about our impairment testing, see Item 7.

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

Although significant portions of our net revenues and expenses, as well as our AUM, presently are derived from the United States, we have subsidiaries outside of the United States with functional currencies other than the U.S. dollar. As a result, fluctuations in exchange rates to the U.S. dollar affect our reported financial results from one period to the next. We may not be successful in our efforts to hedge our exposure to such fluctuations, which could have a negative effect on our reported financial results.

Our hedged and unhedged seed capital investments are subject to market risk. While we enter into various futures, forward and swap contracts to economically hedge certain of these investments, we also may be exposed to market risk and credit-related losses in the event of non-performance by counterparties to these derivative instruments.

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

Bernstein Research Services may use the firm’s capital to facilitate customer transactions, primarily relating to trading activities in listed options. The resulting principal positions are exposed to market risk. We seek to manage this risk both by engaging in transactions designed to hedge the market risk and by maintaining a risk platform that includes the measurement and monitoring of financial exposures and operational processes. Our ability to manage this risk may be limited, however, by adverse changes in the liquidity of the security or the hedging instrument and in the correlation of price movements between the security and the hedging instrument. Similarly, the risk monitoring and risk mitigation techniques we employ and the related judgments we make cannot anticipate every possible economic and financial circumstance and outcome. Consequently, we may incur losses, which would require us to increase SCB's regulatory capital and could adversely affect our results of operations.

Rates we charge for brokerage transactions have declined significantly over the past decade, and declines may continue. In addition, turmoil in global capital markets and economies has reduced market trading volumes, which may continue into the future. Combined, these two factors may adversely affect Bernstein Research Services revenue.

Electronic, or “low-touch”, trading approaches represent a significant percentage of buy-side trading activity and produce transaction fees for execution-only services that are a small fraction of traditional full service fee rates. As a result, blended pricing for the industry and SCB has declined over the past decade. In addition, fee rates charged by SCB and other brokers for traditional brokerage services also have historically experienced price pressure, and we expect these trends to continue. While increases in transaction volume and market share have in the past often offset decreases in rates, this may not continue. Economic and market turmoil in recent years has severely impacted much of SCB’s client base, which in the near-term may adversely affect transaction volume generally.

The individuals, counterparties or issuers on whom we rely to perform services for us or our clients may be unable or unwilling to honor their contractual obligations to us.

We rely on various third party counterparties and other vendors to fulfill their obligations to us, whether specified by contract, course of dealing or otherwise. Default rates, downgrades and disputes with counterparties as to the valuation of collateral increase significantly in times of market stress. Furthermore, disruptions in the financial markets and other economic challenges, like those presented by market disruption in June 2013, may cause our counterparties and other vendors to experience significant cash flow problems or even render them insolvent, which may expose us to significant costs.

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

Extraordinary volatility in financial markets, significant liquidity constraints or our failure to adequately consider one or more factors when fair valuing a security based on information with limited market observability could result in our failing to properly value securities we hold for our clients or investments accounted for on our balance sheet. Improper valuation likely would result in our basing fee calculations on inaccurate AUM figures, our striking incorrect net asset values for company-sponsored mutual funds or hedge funds or, in the case of company investments, our inaccurately calculating and reporting our financial condition and operating results. Although the overall percentage of our AUM that we fair value based on information with limited market observability is not significant, inaccurate fair value determinations can harm our clients, create regulatory issues and damage our reputation.

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

We use quantitative models in a variety of our investment services, generally in combination with fundamental research. Our quantitative models are validated by senior quantitative professionals. We have a Model Risk Working Group, the purpose of which is to formalize and oversee a quantitative model governance framework, including minimum validation standards. However, due to the complexity of such models, it is possible that errors in the models could exist and our controls could fail to detect such errors. Failure to detect errors could result in client losses and damage to our reputation.

We may not always successfully manage actual and potential conflicts of interest that arise in our business.

Increasingly, we must manage actual and potential conflicts of interest, including situations where our services to a particular client conflict, or are perceived to conflict, with the interests of another client. Failure to adequately address potential conflicts of interest could adversely affect our reputation, results of operations and business prospects.

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

We utilize software and related technologies throughout our business, including both proprietary systems and those provided by outside vendors. We use our technology to, among other things, obtain securities pricing information, process client transactions, and provide reports and other customer services to the clients of the funds we manage. Although we take protective measures, including measures to effectively secure information through system security technology and established and tested business continuity plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war and third-party failures. We cannot predict with certainty all of the adverse effects that could result from our failure, or the failure of a third party, to efficiently address and resolve these delays and interruptions. These adverse effects could include the inability to perform critical business functions or failure to comply with financial reporting and other regulatory requirements, which could lead to loss of client confidence, reputational damage, exposure to disciplinary action and liability to our clients. Accordingly, potential system failures and the cost necessary to correct those failures could have a material adverse effect on our results of operations and business prospects.

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

Also, most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption. Additionally, technology rapidly evolves and we cannot guarantee that our competitors may not implement more advanced technology platforms for their products and services, which may place us at a competitive disadvantage and adversely affect our results of operations and business prospects.

Our own operational failures or those of third parties we rely on, including failures arising out of human error, could disrupt our business, damage our reputation and reduce our revenues.

Weaknesses or failures in our internal processes or systems could lead to disruption of our operations, liability to clients, exposure to disciplinary action or harm to our reputation. Our business is highly dependent on our ability to process, on a daily basis, large numbers of transactions, many of which are highly complex, across numerous and diverse markets. These transactions generally must comply with client investment guidelines, as well as stringent legal and regulatory standards.

Our obligations to clients require us to exercise skill, care and prudence in performing our services. Despite our employees being highly trained and skilled, the large number of transactions we process makes it highly likely that errors will occasionally occur. If  we make a mistake in performing our services that causes financial harm to a client, we have a duty to act promptly to put the client in the position the client would have been in had we not made the error. The occurrence of mistakes, particularly significant ones, can have a material adverse effect on our reputation, results of operations and business prospects.

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

Virtually all aspects of our business are subject to federal and state laws and regulations, rules of securities regulators and exchanges, and laws and regulations in the foreign jurisdictions in which our subsidiaries conduct business. If we violate these laws or regulations, we could be subject to civil liability, criminal liability or sanction, including restriction or revocation of our and our subsidiaries’ professional licenses or registrations, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business. Any such liability or sanction could have a material adverse effect on our financial condition, results of operations and business prospects. A regulatory proceeding, even if it does not result in a finding of wrongdoing or sanction, could require substantial expenditures of time and money.

Moreover, regulators sometimes change their policies or laws in a manner that may make compliance more expensive and/or restrict or otherwise impede our ability to register, market and distribute our investment products.

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

If rules are adopted as proposed, changes in Rule 12b-1 Fees for a number of share classes offered by our U.S. Funds would be required, which would reduce the net fund distribution revenues we receive from our U.S. Funds. The impact of this rule change is dependent upon the final rules adopted by the SEC, any phase-in or grandfathering period, and any other changes made with respect to share class distribution arrangements.

The financial services industry is intensely competitive.

We compete on the basis of a number of factors, including our array of investment services, our investment performance for our clients, innovation, reputation and price. By having a global presence, we may face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to expand. Furthermore, if we are unable to maintain and/or continue to improve our investment performance during 2014, our client flows may be adversely affected, which may make it more difficult for us to compete effectively.

Also, increased competition could reduce the demand for our products and services, which could have a material adverse effect on our financial condition, results of operations and business prospects. For additional information regarding competitive factors, see “Competition” in Item 1.

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

The General Partner, as general partner of both Holding and AllianceBernstein, generally has the exclusive right and full authority and responsibility to manage, conduct, control and operate their respective businesses, except as otherwise expressly stated in their respective Amended and Restated Agreements of Limited Partnership. Holding and AllianceBernstein Unitholders have more limited voting rights on matters affecting AllianceBernstein than do holders of common stock in a corporation. Both Amended and Restated Agreements of Limited Partnership provide that Unitholders do not have any right to vote for directors of the General Partner and that Unitholders only can vote on certain extraordinary matters (including removal of the General Partner under certain extraordinary circumstances). Additionally, the AllianceBernstein Partnership Agreement includes significant restrictions on transfers of AllianceBernstein Units and provisions that have the practical effect of preventing the removal of the General Partner, which provisions are highly likely to prevent a change in control of AllianceBernstein’s management.

AllianceBernstein Units are illiquid and subject to significant transfer restrictions.

There is no public trading market for AllianceBernstein Units and AllianceBernstein does not anticipate that a public trading market will develop. The AllianceBernstein Partnership Agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer which may cause AllianceBernstein to be classified as a “publicly traded partnership” (“PTP”) as defined in Section 7704 of the Internal Revenue Code of 1986, as amended (“Code”), shall be deemed void and shall not be recognized by AllianceBernstein. In addition, AllianceBernstein Units are subject to significant restrictions on transfer, including the written consent of AXA Equitable and the General Partner pursuant to the AllianceBernstein Partnership Agreement. Generally, neither AXA Equitable nor the General Partner will permit any transfer that it believes would create a risk that AllianceBernstein would be treated as a corporation for tax purposes. AXA Equitable and the General Partner have implemented a transfer program that requires a seller to locate a purchaser, and imposes annual volume restrictions on transfers. You may request a copy of the transfer program from our Corporate Secretary (corporate_secretary@alliancebernstein.com). Also, we have filed the transfer program as Exhibit 10.06 to this Form 10-K.

Changes in the partnership structure of Holding and AllianceBernstein and/or changes in the tax law governing partnerships would have significant tax ramifications.

Holding, having elected under Section 7704(g) of the Code to be subject to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business, is a “grandfathered” PTP for federal income tax purposes. Holding is also subject to the 4.0% New York City unincorporated business tax (“UBT”), net of credits for UBT paid by AllianceBernstein. In order to preserve Holding’s status as a “grandfathered” PTP for federal income tax purposes, management ensures that Holding does not directly or indirectly (through AllianceBernstein) enter into a substantial new line of business. A “new line of business” includes any business that is not closely related to AllianceBernstein’s historical business of providing research and diversified investment management and related services to its clients. A new line of business is “substantial” when a partnership derives more than 15% of its gross income from, or uses more than 15% of its total assets in, the new line of business.

AllianceBernstein is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, AllianceBernstein is subject to the 4.0% UBT. Domestic corporate subsidiaries of AllianceBernstein, which are subject to federal, state and local income taxes, generally are included in the filing of a consolidated federal income tax return with separate state and local income tax returns being filed. Foreign corporate subsidiaries generally are subject to taxes in the foreign jurisdiction where they are located. As our business increasingly operates in countries other than the U.S., AllianceBernstein’s effective tax rate is expected to increase over time because our international subsidiaries are subject to corporate level taxes in the jurisdictions where they are located.

In order to preserve AllianceBernstein’s status as a private partnership for federal income tax purposes, AllianceBernstein Units must not be considered publicly traded. If such units were considered readily tradable, AllianceBernstein would be subject to federal and state corporate income tax on its net income. Furthermore, as noted above, should AllianceBernstein enter into a substantial new line of business, Holding, by virtue of its ownership of AllianceBernstein, would lose its status as a grandfathered PTP and would become subject to corporate income tax as set forth above. For information about the significant restrictions on transfer of AllianceBernstein Units, see the risk factor immediately above.

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

Our principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease expiring in 2019 with options to extend to 2029 (for more information regarding this lease, see Exhibit 10.09 to this Form 10-K). At this location, we currently lease 1,033,984 square feet of space, within which we currently occupy approximately 629,258 square feet of space and have sub-let (or are seeking to sub-let) approximately 404,726 square feet of space. We also lease space at two other locations in New York City, one of which leases we acquired in connection with the WPS Acquisition.

In addition, we lease approximately 263,083 square feet of space at One North Lexington, White Plains, New York under a lease expiring in 2021 with options to extend to 2031. At this location, we currently occupy approximately 104,480 square feet of space and have sub-let (or are seeking to sub-let) approximately 158,603 square feet of space.

AllianceBernstein Investments and AllianceBernstein Investor Services lease 92,067 square feet of space in San Antonio, Texas under a lease expiring in 2019 with options to extend to 2029.  At this location, we currently occupy approximately 59,004 square feet of space and have sub-let (or are seeking to sub-let) approximately 33,063 square feet of space.

We also lease space in 19 other cities in the United States.

Our subsidiaries lease space in 26 cities outside the United States, the most significant of which are in London, England under leases expiring in 2022, and in Tokyo, Japan under a lease expiring in 2018. In London, we currently lease 98,910 square feet of space, within which we currently occupy approximately 54,746 square feet of space and have sub-let (or are seeking to sub-let) approximately 44,164 square feet of space. In Tokyo, we currently lease and occupy approximately 34,615 square feet of space.

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

During the first quarter of 2012, we received a legal letter of claim (the “Letter of Claim”) sent on behalf of Philips Pension Trustees Limited and Philips Electronics UK Limited (“Philips”), a former pension fund client, alleging that AllianceBernstein Limited (one of our subsidiaries organized in the U.K.) was negligent and failed to meet certain applicable standards of care with respect to the initial investment in, and management of, a £500 million portfolio of U.S. mortgage-backed securities. The alleged damages range between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. On January 2, 2014, Philips filed a claim form (“Claim”) in the High Court of Justice in London, England, which formally commences litigation with respect to the allegations in the Letter of Claim.

We believe that any losses to Philips resulted from adverse developments in the U.S. housing and mortgage market that precipitated the financial crisis in 2008 and not from any negligence or failure on our part. We believe that we have strong defenses to these claims, which were set forth in our October 12, 2012 response to the Letter of Claim, and will defend this matter vigorously. Currently, we are unable to estimate a reasonably possible range of loss because the matter remains in its early stages.

In addition to the Claim discussed immediately above, we are involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege significant damages.

In management’s opinion, an adequate accrual has been made as of December 31, 2013 to provide for any probable losses regarding any litigation matters for which we can reasonably estimate an amount of loss. It is reasonably possible that we could incur additional losses pertaining to these matters, but currently we cannot estimate any such additional losses.

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

Market for Holding Units and AllianceBernstein Units; Cash Distributions

Holding Units are listed on the NYSE and trade publicly under the ticker symbol “AB”. There is no established public trading market for AllianceBernstein Units, which are subject to significant restrictions on transfer.  For information about these transfer restrictions, see “Structure-related Risks” in Item 1A.

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

The distributions of Available Cash Flow made by AllianceBernstein and Holding during 2013 and 2012 and the high and low sale prices of Holding Units reflected on the NYSE composite transaction tape during 2013 and 2012 are as follows:

	Quarters Ended 2013
	December 31	September 30	June 30	March 31	Total

Cash distributions per AllianceBernstein Unit(1)	$0.66	$0.46	$0.44	$0.41	$1.97
Cash distributions per Holding Unit(1)	$0.60	$0.40	$0.41	$0.38	$1.79
Holding Unit prices:
High	$23.00	$23.25	$27.38	$23.25
Low	$19.50	$18.77	$20.05	$17.65

	Quarters Ended 2012
	December 31	September 30	June 30	March 31	Total

Cash distributions per AllianceBernstein Unit(1)	$0.38	$0.41	$0.26	$0.31	$1.36
Cash distributions per Holding Unit(1)	$0.40	$0.36	$0.21	$0.26	$1.23
Holding Unit prices:
High	$18.29	$15.99	$15.84	$16.75
Low	$15.11	$11.44	$11.55	$13.01

(1)	Declared and paid during the following quarter.

On December 31, 2013, the closing price of a Holding Unit on the NYSE was $21.34 per Unit and there were 996 Holding Unitholders of record for approximately 65,000 beneficial owners. On December 31, 2013, there were 444 AllianceBernstein Unitholders of record, and we do not believe there are substantial additional beneficial owners.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not engage in any unregistered sales of our securities during the years ended December 31, 2013, 2012 and 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Each quarter, since the third quarter of 2011, AllianceBernstein has implemented plans to repurchase Holding Units pursuant to Rule 10b5-1 under the Exchange Act. The plan adopted during the fourth quarter of 2013 expired at the close of business on February 11, 2014.  AllianceBernstein did not buy any Holding Units pursuant to this plan during the fourth quarter of 2013. AllianceBernstein may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of Holding Units to help fund anticipated obligations under the firm’s incentive compensation award program and for other corporate purposes. For additional information about Rule 10b5-1 plans, see “Units Outstanding” in Item 7.

Holding Units bought by us or one of our affiliates during the fourth quarter of 2013 are as follows:

Issuer Purchases of Equity Securities

	Total Number of Holding Units Purchased	Average Price Paid Per Holding Unit, net of Commissions	Total Number of Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Holding Units that May Yet Be Purchased Under the Plans or Programs

Period
10/1/13-10/31/13(1)	117	$19.59	—	—
11/1/13-11/30/13(1)	—	—	—	—
12/1/13-12/31/13(1)	3,065,090	22.19	—	—
Total	3,065,207	$22.19	—	—

(1)	During the fourth quarter of 2013, we purchased from employees 3,065,207 Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

AllianceBernstein Units bought by us or one of our affiliates during the fourth quarter of 2013 are as follows:

Issuer Purchases of Equity Securities

	Total Number of AllianceBernstein Units Purchased	Average Price Paid Per AllianceBernstein Unit, net of Commissions	Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs

Period
10/1/13-10/31/13	—	$—	—	—
11/1/13-11/30/13(1)	60,419	22.21	—	—
12/1/13-12/31/13	—	—	—	—
Total	60,419	$22.21	—	—

(1)	On November 8, 2013, we purchased 60,419 AllianceBernstein Units in private transactions.

Item 6.	Selected Financial Data

AllianceBernstein Holding L.P.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per unit amounts)
INCOME STATEMENT DATA:
Equity in net income (loss) attributable to AllianceBernstein Unitholders	$185,912	$70,807	$(65,581)	$162,217	$192,513
Income taxes	20,410	19,722	27,687	28,059	25,324
Net income (loss)	$165,502	$51,085	$(93,268)	$134,158	$167,189
Basic net income (loss) per unit	$1.72	$0.51	$(0.90)	$1.33	$1.80
Diluted net income (loss) per unit	$1.71	$0.51	$(0.90)	$1.32	$1.80
CASH DISTRIBUTIONS PER UNIT(1)	$1.79	$1.23	$1.14	$1.31	$1.77
BALANCE SHEET DATA AT PERIOD END:
Total assets	$1,533,654	$1,566,493	$1,628,984	$1,788,496	$1,800,075
Partners’ capital	$1,532,878	$1,560,082	$1,626,173	$1,787,110	$1,797,892

(1)	Holding is required to distribute all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders; 2013 distributions reflect the impact of AllianceBernstein’s non-GAAP adjustments; 2012 distributions exclude the impact of AllianceBernstein’s $207.0 million non-cash real estate charges recorded in the third and fourth quarters of 2012; 2011 distributions exclude the impact of AllianceBernstein’s $587.1 million one-time, non-cash long-term incentive compensation charge.

AllianceBernstein L.P.

Selected Consolidated Financial Data

	Years Ended December 31,
	2013	2012(1)	2011(1)	2010(1)	2009(1)
	(in thousands, except per unit amounts and unless otherwise indicated)
INCOME STATEMENT DATA:
Revenues:
Investment advisory and services fees	$1,849,105	$1,764,475	$1,907,318	$2,041,264	$1,909,619
Bernstein research services	445,083	413,707	437,414	430,521	434,605
Distribution revenues	465,424	409,488	360,722	349,025	288,041
Dividend and interest income	19,962	21,286	21,499	22,902	26,730
Investment gains (losses)	33,339	29,202	(82,081)	(1,410)	144,447
Other revenues	105,058	101,801	107,569	109,803	107,848
Total revenues	2,917,971	2,739,959	2,752,441	2,952,105	2,911,290
Less: interest expense	2,924	3,222	2,550	3,548	4,411
Net revenues	2,915,047	2,736,737	2,749,891	2,948,557	2,906,879

Expenses:
Employee compensation and benefits:
Employee compensation and benefits	1,212,011	1,168,645	1,246,898	1,320,495	1,296,386
Long-term incentive compensation charge	—	—	587,131	—	—
Promotion and servicing:
Distribution-related payments	423,200	367,090	302,684	286,676	234,203
Amortization of deferred sales commissions	41,279	40,262	37,675	47,397	54,922
Other	208,192	202,191	219,197	193,822	178,070
General and administrative:
General and administrative	423,043	507,682	532,896	516,014	520,372
Real estate charges	28,424	223,038	7,235	101,698	8,276
Contingent payment arrangements	(10,174)	682	682	171	—
Interest on borrowings	2,962	3,429	2,545	2,078	2,696
Amortization of intangible assets	21,859	21,353	21,417	21,344	21,126
Total expenses	2,350,796	2,534,372	2,958,360	2,489,695	2,316,051
Operating income (loss)	564,251	202,365	(208,469)	458,862	590,828
Non-operating income	—	—	—	6,760	33,657
Income (loss) before income taxes	564,251	202,365	(208,469)	465,622	624,485
Income taxes	36,829	13,764	3,098	38,523	45,977
Net income (loss)	527,422	188,601	(211,567)	427,099	578,508
Net income (loss) of consolidated entities attributable to non-controlling interests	9,746	(315)	(36,799)	(15,320)	22,381
Net income (loss) attributable to AllianceBernstein Unitholders	$517,676	$188,916	$(174,768)	$442,419	$556,127
Basic net income (loss) per AllianceBernstein Unit	$1.89	$0.67	$(0.62)	$1.59	$2.07
Diluted net income (loss) per AllianceBernstein Unit	$1.88	$0.67	$(0.62)	$1.58	$2.07
Operating margin(2)	19.0%	7.4%	n/m	16.1%	19.6%
CASH DISTRIBUTIONS PER ALLIANCEBERNSTEIN UNIT(3)	$1.97	$1.36	$1.38	$1.58	$2.06
BALANCE SHEET DATA AT PERIOD END:
Total assets	$7,385,851	$8,115,050	$7,708,389	$7,580,315	$7,214,940
Debt	$268,398	$323,163	$444,903	$224,991	$248,987
Total Capital	$4,069,726	$3,803,268	$4,029,487	$4,495,356	$4,701,955
ASSETS UNDER MANAGEMENT AT PERIOD END (in millions)	$450,411	$430,017	$405,897	$478,019	$486,683

(1)	Certain prior-year amounts have been reclassified to conform to our 2013 presentation. See Note 2 to AllianceBernstein’s consolidated financial statements in Item 8 for a discussion of reclassifications.
(2)	Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.
(3)	AllianceBernstein is required to distribute all of its Available Cash Flow, as defined in the AllianceBernstein Partnership Agreement, to its unitholders and the General Partner; 2013 distributions reflect the impact of non-GAAP adjustments; 2012 distributions exclude a total of $207.0 million of non-cash real estate charges recorded in the third and fourth quarters of 2012; 2011 distributions exclude the $587.1 million one-time, non-cash long-term incentive compensation charge.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Percentage change figures are calculated using assets under management rounded to the nearest million and financial statement amounts rounded to the nearest thousand.

Executive Overview

The fourth quarter of 2013 concluded another year of progress for AllianceBernstein in executing our long-term growth strategy. We completed our purchase of WPS, recently reached an agreement to acquire CPH Capital, a Danish global core equity manager, and added $3.0 billion in diverse new business mandates to our Institutional pipeline (resulting in a net quarterly increase in the pipeline of $0.9 billion).

We are demonstrating momentum across our business, as we continue to strive to deliver for clients with improved investment performance, a broader global business mix, innovative and relevant offerings and strong financials that fund our growth initiatives and improve our competitive positioning. In fixed income, even after a year of extreme volatility and rising yields in the global debt markets, we maintained highly competitive long-term track records: at year-end, our percentage of fixed income assets in outperforming strategies totaled 85% for the three- and five-year periods. Meanwhile, our equities investment performance continued to improve with nearly two-thirds of our equity assets in strategies that beat their benchmarks for the one-year period at year end.

Our total AUM as of December 31, 2013 was $450.4 billion, up $20.4 billion, or 4.7%, during 2013.  The increase in AUM was driven by market appreciation of $30.6 billion, partially offset by net outflows of $12.3 billion, primarily in the Retail channel.

Institutional AUM increased $6.2 billion, or 2.8%, to $226.0 billion during 2013. The increase in AUM primarily resulted from market appreciation of $6.9 billion, partially offset by net outflows of $1.0 billion. The net outflows primarily were due to the loss of $6.8 billion of fixed income assets in October 2013 as a result of AXA’s sale of one of its subsidiaries, MONY Life Insurance Company (“MONY”). The loss of these assets will not have a material impact on our revenues as these are low fee assets. Gross sales increased $3.6 billion, or 17.0%, from $21.3 billion in 2012 to $24.9 billion in 2013, due primarily to significant gross sales growth in every asset class and in every region, except Asia ex-Japan. In addition, redemptions and terminations decreased $20.3 billion, or 52.4%, from $38.8 billion in 2012 to $18.5 billion in 2013.

Retail AUM increased $8.6 billion, or 6.0%, to $153.0 billion during 2013. The increase in AUM primarily resulted from market appreciation of $15.4 billion, partially offset by net outflows of $7.5 billion. Gross sales declined $7.2 billion, or 12.7%, from $56.3 billion in 2012 to $49.1 billion in 2013. The decline was driven by lower Asia ex-Japan sales coming off record high sales in 2012, partially offset by strong double-digit growth in the U.S., Europe, Middle East and Africa, and Latin America markets, where combined gross sales increased more than $4.0 billion in 2013. However, redemptions and terminations increased $17.1 billion, or 52.2%, from $33.0 billion in 2012 to $50.1 billion in 2013.

Private Client AUM increased $5.6 billion, or 8.5%, to $71.4 billion during 2013. The increase in AUM primarily resulted from market appreciation of $8.3 billion, partially offset by net outflows of $3.8 billion. Flows have improved substantially since 2012, as clients have responded well to our newer and more flexible offerings. Gross sales were up this year for the first time since 2010, redemptions fell to their lowest level since 2011 and net outflows were down 58.0% compared to 2012. Gross sales increased $2.1 billion, or 48.4%, from $4.3 billion in 2012 to $6.4 billion in 2013. Redemptions and terminations decreased $2.4 billion, or 22.2%, from $10.9 billion in 2012 to $8.5 billion in 2013.

Bernstein Research Services revenue increased $31.4 million, or 7.6%, to $445.1 million in 2013, as a result of strong growth in Europe and Asia.

Our full year 2013 revenues increased $178.3 million, or 6.5%, to approximately $2.9 billion in 2013. The increase was driven by higher investment advisory base fees of $97.7 million, higher distribution revenues of $55.9 million and higher Bernstein Research Services revenues of $31.4 million. Full year 2013 operating expenses decreased $183.6 million, or 7.2%, to approximately $2.4 billion in 2013, due to lower real estate charges of $194.6 million and lower general and administrative expenses (excluding the real estate charges) of $84.6 million, partially offset by higher promotion and servicing expenses of $63.1 million and higher employee compensation and benefits expense of $43.4 million.

Lastly, we are managing our expenses and expanding our operating margin. Through a number of cost-cutting initiatives, we have reduced our adjusted non-compensation expenses by more than $125 million in the last two years. We also increased our adjusted operating margin this year to 24.0% from 18.8% in 2012 and 17.0% in 2011, even as we have continued to invest in new talent, processes, offerings and business opportunities.

Holding

Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein Units. The Holding financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AllianceBernstein.

Results of Operations

	Years Ended December 31,			% Change
	2013	2012	2011	2013-12	2012-11
	(in thousands, except per unit amounts)

Net income (loss) attributable to AllianceBernstein Unitholders	$517,676	$188,916	$(174,768)	174.0%	n/m
Weighted average equity ownership interest	35.9%	37.5%	37.5%
Equity in net income (loss) attributable to AllianceBernstein Unitholders	$185,912	$70,807	$(65,581)	162.6	n/m
Net income (loss) of Holding	$165,502	$51,085	$(93,268)	224.0	n/m
Diluted net income (loss) per Holding Unit	$1.71	$0.51	$(0.90)	235.3	n/m
Distributions per Holding Unit (1)	$1.79	$1.23	$1.14	45.5	7.9%

(1)	2013 distributions reflect the impact of AllianceBernstein’s non-GAAP adjustments; 2012 distributions exclude the impact of AllianceBernstein’s $207.0 million non-cash real estate charges recorded in the third and fourth quarters of 2012; 2011 distributions exclude the impact of AllianceBernstein’s $587.1 million one-time, non-cash long-term incentive compensation charge.

Holding had net income of $165.5 million in 2013 as compared to $51.1 million in 2012. The increase reflects higher net income attributable to AllianceBernstein Unitholders, primarily resulting from lower real estate charges in 2013. Holding had net income of $51.1 million in 2012 as compared to a net loss of $93.3 million in 2011. The change reflects higher net income attributable to AllianceBernstein Unitholders, primarily due to the 2011 long-term incentive compensation charge offset by the 2012 real estate charge.

Holding’s income taxes represent a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business. Holding’s partnership gross income is derived from its interest in AllianceBernstein. Holding’s income tax is computed by multiplying certain AllianceBernstein qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by Holding’s ownership interest in AllianceBernstein (adjusted for Holding Units owned by AllianceBernstein’s consolidated rabbi trust), multiplied by the 3.5% tax rate. Holding’s effective tax rate was 11.0% in 2013 compared to 27.9% in 2012 and (42.2)% in 2011. See Note 6 to Holding’s financial statements in Item 8 for a further description.

As supplemental information, AllianceBernstein provides the performance measures “adjusted net revenue”, “adjusted operating income” and “adjusted operating margin”, which are the principal metrics management uses in evaluating and comparing the period-to-period operating performance of AllianceBernstein. Such measures are not based on generally accepted accounting principles (“non-GAAP measures”). See Management Operating Metrics in this Item 7. The impact of these adjustments on Holding’s net income and diluted net income per Holding Unit are as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands, except per unit amounts)

AllianceBernstein non-GAAP adjustments, before taxes	$20,552	$221,530	$585,242
Income tax effect on non-GAAP adjustments	(1,503)	(11,573)	(23,234)
AllianceBernstein non-GAAP adjustments, after taxes	19,049	209,957	562,008
Holding’s weighted average equity ownership interest in AllianceBernstein	35.9%	37.5%	37.5%
Impact on Holding’s net income of AllianceBernstein non-GAAP adjustments	$6,841	$78,693	$210,891

Net income (loss) - diluted, GAAP basis	$166,668	$51,085	$(93,268)
Impact on Holding’s net income of AllianceBernstein non-GAAP adjustments	6,841	78,693	210,891
Adjusted net income - diluted	$173,509	$129,778	$117,623

Diluted net income (loss) per Holding Unit, GAAP basis	$1.71	$0.51	$(0.90)
Impact of AllianceBernstein non-GAAP adjustments	0.07	0.77	2.04
Adjusted diluted net income per Holding Unit	$1.78	$1.28	$1.14

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

Proposed Tax Legislation

For a discussion of proposed tax legislation, see “Risk Factors” in Item 1A.

Capital Resources and Liquidity

During the year ended December 31, 2013, net cash provided by operating activities was $155.5 million, compared to $99.9 million during the corresponding 2012 period. The increase was primarily due to higher cash distributions received from AllianceBernstein of $45.4 million. During the year ended December 31, 2012, net cash provided by operating activities was $99.9 million, compared to $151.4 million during the corresponding 2011 period. The decrease was primarily due to lower cash distributions received from AllianceBernstein of $57.8 million.

During the years ended December 31, 2013, 2012 and 2011, net cash used in investing activities was $29.2 million, $11.6 million and $7.2 million, respectively, reflecting investments in AllianceBernstein from cash distributions paid to the AllianceBernstein consolidated rabbi trust and with proceeds from exercises of compensatory options to buy Holding Units.

During the year ended December 31, 2013, net cash used in financing activities was $126.2 million, compared to $88.3 million during the corresponding 2012 period. The increase was primarily due to higher cash distributions paid to unitholders of $54.6 million, offset by proceeds from the exercise of compensatory options to buy Holding Units of $15.1 million in 2013. During the year ended December 31, 2012, net cash used in financing activities was $88.3 million, compared to $144.2 million during the corresponding 2011 period. The decrease was primarily due to lower cash distributions paid to unitholders of $57.3 million.

Management believes that the cash flow realized from its investment in AllianceBernstein will provide Holding with the resources to meet its financial obligations.

Cash Distributions

Holding is required to distribute all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders (including the General Partner). Typically in the past, Available Cash Flow was the diluted earnings per unit for the quarter multiplied by the number of units outstanding at the end of the quarter, except when, as was the case with the compensation-related charge in the fourth quarter of 2011 and the real estate charge in the third quarter of 2012, the effects of these non-cash charges were eliminated. Starting in the third quarter of 2012, Available Cash Flow has been the adjusted diluted net income per unit for the quarter multiplied by the number of units outstanding at the end of the quarter. Management anticipates that Available Cash Flow typically will continue to be based on adjusted diluted net income per unit, unless management determines that one or more of the non-GAAP adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation. See Note 2 to Holding’s financial statements in Item 8 for a description of Available Cash Flow.

Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 7 to Holding’s financial statements in Item 8.

AllianceBernstein

Assets Under Management

During the first quarter of 2013, we altered our AUM disclosure in order to provide greater transparency regarding the impact of prevailing industry trends on our asset mix and fee realization rate. The new disclosure addresses the long-term industry-wide trend of increasing asset flows into passive products by providing a breakout of both equity and fixed income AUM into actively managed assets and passively managed assets, which include index and enhanced index services. In addition, in acknowledgement of our significant growth in fixed income assets over the past several years and the current size of the business, we now break out our active fixed income AUM into taxable and tax-exempt assets.

Assets under management by distribution channel were as follows:

	As of December 31,			% Change
	2013	2012	2011	2013-12	2012-11
	(in billions)

Institutions	$226.0	$219.8	$223.9	2.8%	(1.8)%
Retail	153.0	144.4	112.6	6.0	28.2
Private Client	71.4	65.8	69.4	8.5	(5.2)
Total	$450.4	$430.0	$405.9	4.7	5.9

Assets under management by investment service were as follows:

	As of December 31,			% Change
	2013	2012	2011	2013-12	2012-11
	(in billions)
Equity
Actively Managed	$107.8	$95.4	$124.3	13.0%	(23.3)%
Passively Managed (1)	49.3	40.3	33.5	22.4	20.1
Total Equity	157.1	135.7	157.8	15.8	(14.0)

Fixed Income
Actively Managed
Taxable	211.0	224.0	184.9	(5.8)	21.2
Tax-exempt	28.7	30.8	30.2	(6.6)	1.9
	239.7	254.8	215.1	(5.9)	18.5
Passively Managed (1)	9.3	7.9	4.9	18.2	62.7
Total Fixed Income	249.0	262.7	220.0	(5.2)	19.4

Other (2)	44.3	31.6	28.1	40.0	12.6
Total	$450.4	$430.0	$405.9	4.7	5.9

(1)	Includes index and enhanced index services.
(2)	Includes asset allocation services and certain other alternative investments.

Changes in assets under management during 2013 and 2012 were as follows:

	Distribution Channel
	Institutions	Retail	Private Client	Total
	(in billions)

Balance as of December 31, 2012	$219.8	$144.4	$65.8	$430.0
Long-term flows:
Sales/new accounts	24.9	49.1	6.4	80.4
Redemptions/terminations	(18.5)	(50.1)	(8.5)	(77.1)
Cash flow/unreinvested dividends	(7.4)	(6.5)	(1.7)	(15.6)
Net long-term (outflows)	(1.0)	(7.5)	(3.8)	(12.3)
Acquisition	0.3	0.7	1.1	2.1
Market appreciation	6.9	15.4	8.3	30.6
Net change	6.2	8.6	5.6	20.4
Balance as of December 31, 2013	$226.0	$153.0	$71.4	$450.4

Balance as of December 31, 2011	$223.9	$112.6	$69.4	$405.9
Long-term flows:
Sales/new accounts	21.3	56.3	4.3	81.9
Redemptions/terminations	(38.8)	(33.0)	(10.9)	(82.7)
Cash flow/unreinvested dividends	(4.1)	(7.1)	(2.4)	(13.6)
Net long-term (outflows) inflows	(21.6)	16.2	(9.0)	(14.4)
Transfers	(0.1)	0.1	—	—
Market appreciation	17.6	15.5	5.4	38.5
Net change	(4.1)	31.8	(3.6)	24.1
Balance as of December 31, 2012	$219.8	$144.4	$65.8	$430.0

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)

Balance as of December 31, 2012	$95.4	$40.3	$224.0	$30.8	$7.9	$31.6	$430.0
Long-term flows:
Sales/new accounts	15.9	3.4	49.5	4.9	1.4	5.3	80.4
Redemptions/terminations	(22.4)	(0.7)	(46.9)	(5.1)	(0.7)	(1.3)	(77.1)
Cash flow/unreinvested dividends	(6.0)	(4.7)	(7.9)	(1.4)	0.9	3.5	(15.6)
Net long-term (outflows) inflows	(12.5)	(2.0)	(5.3)	(1.6)	1.6	7.5	(12.3)
Acquisition	2.1	—	—	—	—	—	2.1
Market appreciation (depreciation)	22.8	11.0	(7.7)	(0.5)	(0.2)	5.2	30.6
Net change	12.4	9.0	(13.0)	(2.1)	1.4	12.7	20.4
Balance as of December 31, 2013	$107.8	$49.3	$211.0	$28.7	$9.3	$44.3	$450.4

Balance as of December 31, 2011	$124.3	$33.5	$184.9	$30.2	$4.9	$28.1	$405.9
Long-term flows:
Sales/new accounts	9.5	4.6	57.2	4.8	3.0	2.8	81.9
Redemptions/terminations	(46.0)	(1.5)	(29.7)	(3.9)	(0.2)	(1.4)	(82.7)
Cash flow/unreinvested dividends	(7.4)	(1.5)	(2.0)	(1.6)	0.6	(1.7)	(13.6)
Net long-term (outflows) inflows	(43.9)	1.6	25.5	(0.7)	3.4	(0.3)	(14.4)
Market appreciation (depreciation)	15.0	5.2	13.6	1.3	(0.4)	3.8	38.5
Net change	(28.9)	6.8	39.1	0.6	3.0	3.5	24.1
Balance as of December 31, 2012	$95.4	$40.3	$224.0	$30.8	$7.9	$31.6	$430.0

(1)	Includes index and enhanced index services.
(2)	Includes asset allocation services and certain other alternative investments.

Average assets under management by distribution channel and investment service were as follows:

	Years Ended December 31,			% Change
	2013	2012	2011	2013-12	2012-11
	(in billions)
Distribution Channel:
Institutions	$225.4	$218.9	$252.6	2.9%	(13.3)%
Retail	149.4	128.2	124.0	16.5	3.4
Private Client	67.9	68.9	75.3	(1.3)	(8.6)
Total	$442.7	$416.0	$451.9	6.4	(8.0)

Investment Service:
Equity Actively Managed	$100.0	$109.8	$177.2	(8.9)%	(38.1)%
Equity Passively Managed(1)	45.1	36.1	33.7	25.1	7.1
Fixed Income Actively Managed – Taxable	221.4	202.0	181.3	9.6	11.4
Fixed Income Actively Managed – Tax-exempt	30.1	31.1	29.8	(3.4)	4.4
Fixed Income Passively Managed(1)	8.6	5.9	3.9	46.3	52.3
Other(2)	37.5	31.1	26.0	20.8	19.3
Total	$442.7	$416.0	$451.9	6.4	(8.0)

(1)	Includes index and enhanced index services.
(2)	Includes asset allocation services and certain other alternative investments.

Our Institutional channel average AUM of $225.4 billion increased by $6.5 billion, or 2.9%, compared to 2012, primarily due to our Institutional channel AUM increasing $6.2 billion, or 2.8%, over the last twelve months to $226.0 billion at December 31, 2013. The $6.2 billion increase in AUM over the past twelve months primarily was due to $6.9 billion of market appreciation and $0.3 billion of new assets from the WPS Acquisition, offset by net outflows of $1.0 billion (consisting of outflows of $9.5 billion in equity services, offset by inflows of $5.0 billion in other services and $3.5 billion in fixed income services). The net outflows primarily were due to the loss of $6.8 billion of fixed income assets in October 2013 as a result of AXA’s sale of MONY. During 2012, Institutional AUM decreased $4.1 billion to $219.8 billion, resulting in average AUM of $218.9 billion for 2012. The $4.1 billion decline in AUM during 2012 primarily was due to $21.6 billion of net outflows (consisting of net outflows of $30.7 billion in equity services and $1.5 billion in other services, offset by net inflows of $10.6 billion in fixed income services), offset by market appreciation of $17.6 billion.

Our Retail channel average AUM of $149.4 billion increased by $21.2 billion, or 16.5%, compared to 2012, primarily due to our Retail channel AUM increasing $8.6 billion, or 6.0%, over the last twelve months to $153.0 billion at December 31, 2013, as well as AUM at December 31, 2012 of $144.4 billion having been significantly higher than 2012 average AUM of $128.2 billion due to the significant growth in the Retail channel throughout 2012. The $8.6 billion increase in AUM over the past twelve months primarily was due to market appreciation of $15.4 billion and $0.7 billion of new assets from the WPS Acquisition, offset by net outflows of $7.5 billion (consisting of outflows of $5.8 billion in fixed income sevices and $2.8 billion in equity services, offset by inflows of $1.1 billion in other services). During 2012, Retail AUM increased $31.8 billion to $144.4 billion, resulting in average AUM of $128.2 billion for 2012. The $31.8 billion increase in AUM during 2012 primarily was due to $16.2 billion of net inflows (consisting of net inflows of $21.2 billion and $1.5 billion in fixed income services and other services, respectively, offset by outflows of $6.5 billion in equity services) and market appreciation of $15.5 billion.

Our Private Client channel average AUM of $67.9 billion declined by $1.0 billion, or 1.3%, compared to 2012, while our Private Client channel AUM increased $5.6 billion, or 8.5%, over the last twelve months to $71.4 billion at December 31, 2013. The $5.6 billion increase in AUM over the past twelve months primarily was due to market appreciation of $8.3 billion and approximately $1.1 billion of new assets from the WPS Acquisition, offset by net outflows of $3.8 billion (consisting of outflows of $2.9 billion in fixed income services and $2.2 billion in equity services, offset by inflows of $1.3 billion in other services). The increase in AUM of $5.6 billion during 2013 as compared to the decrease of $1.0 billion in year-to-year average AUM is due to the AUM at December 31, 2012 of $65.8 billion having been lower than 2012 average AUM of $68.9 billion as a result of a $2.3 billion decrease in AUM in the fourth quarter of 2012. During 2012, Private Client AUM decreased $3.6 billion to $65.8 billion, resulting in average AUM of $68.9 billion for 2012. The $3.6 billion decrease in AUM during 2012 was due to $9.0 billion of net outflows (consisting of net outflows of $5.1 billion in equity services, $3.6 billion in fixed income services and $0.3 billion in other services), offset by market appreciation of $5.4 billion.

Absolute investment composite returns, net of fees, and relative performance compared to benchmarks for certain representative Institutional (except as otherwise indicated) equity and fixed income services were as follows for the years ended December 31:

	2013	2012	2011

Global High Income (fixed income)
Absolute return	6.9%	18.5%	2.0%
Relative return (vs. 33% Barclays High Yield, 33% JPM EMBI Global and 33% JPM GBI-EM)	8.6	0.3	(0.3)
Global Fixed Income (fixed income)
Absolute return	(5.2)	3.9	12.1
Relative return (vs. CITI WLD GV BD-USD/JPM GLBL BD)	(1.2)	2.2	5.7
Intermediate Municipal Bonds (fixed income) (Private Client composite)
Absolute return	(1.3)	3.4	7.2
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.0	(0.3)	0.8
U.S. Strategic Core Plus (fixed income)
Absolute return	(1.9)	5.9	7.1
Relative return (vs. Barclays U.S. Aggregate)	0.1	1.7	(0.7)
Emerging Market Debt (fixed income)
Absolute return	(6.7)	20.5	6.0
Relative return (vs. JPM EMBI Global/JPM EMBI)	(0.1)	2.0	(2.5)
Global Plus (fixed income)
Absolute return	(3.3)	5.2	6.2
Relative return (vs. Barclays Global Aggregate)	(0.7)	0.9	0.6
Emerging Markets Value
Absolute return	(7.7)	14.7	(23.3)
Relative return (vs. MSCI EM Index)	(5.1)	(3.5)	(4.9)
Global Value
Absolute return	32.6	13.9	(15.8)
Relative return (vs. MSCI World Index)	5.9	(1.9)	(10.3)
Global Strategic Value
Absolute return	34.7	12.0	(16.0)
Relative return (vs. MSCI ACWI Index)	11.9	(4.1)	(8.6)
U.S. Small & Mid Cap Value
Absolute return	37.7	18.6	(8.1)
Relative return (vs. Russell 2500 Value Index)	4.4	(0.6)	(4.8)
U.S. Strategic Value
Absolute return	39.9	13.3	(7.6)
Relative return (vs. Russell 1000 Value Index)	7.4	(4.2)	(8.0)
U.S. Small Cap Growth
Absolute return	45.4	14.9	4.4
Relative return (vs. Russell 2000 Growth Index)	2.1	0.3	7.3
U.S. Large Cap Growth
Absolute return	37.6	15.9	(2.3)
Relative return (vs. Russell 1000 Growth Index)	4.1	0.6	(4.9)
U.S. Strategic Growth (Private Client composite)
Absolute return	37.4	15.2	(4.3)
Relative return (vs. S&P 500 Index)	5.0	(0.8)	(6.4)
Select U.S. Equity
Absolute return	30.9	16.2	3.8
Relative return (vs. S&P 500 Index)	(1.5)	0.2	1.7
International Style Blend – Developed
Absolute return	20.9	15.6	(17.7)
Relative return (vs. MSCI EAFE Index)	(1.8)	(1.7)	(5.6)

During 2013, we saw somewhat elevated bond market volatility and, beginning in May, sharply higher bond yields and outflows from bond mutual funds fueled by investors' concerns over the U.S. Federal Reserve’s potential tapering of their bond buying program. In this environment, government bonds generally underperformed non-government bonds, and performance across our fixed income services was mixed.

Underweights in Japan and peripheral European countries detracted from relative returns in our global multi-sector portfolios, as did our overweight and yield curve positioning in the U.S. Our emerging market debt portfolios also were modestly behind their benchmarks after fees, with small local currency positions detracting from returns. Performance in our U.S. multi-sector portfolios was ahead of benchmarks, with credit sector overweights helping. Performance in our global high income portfolios exceeded benchmarks due to the portfolios’ underweight in emerging market debt in favor of developed market credit sectors such as high yield.

The municipal market generally experienced negative returns in 2013 driven by record mutual fund outflows. Our U.S. municipal portfolios’ performance was flat relative to their benchmarks.  Our underweight to the longest maturity bonds added to relative returns, offset by security selection which detracted from performance.

Performance of our equity services improved over the full year 2013 period, with the majority of these services outperforming their benchmarks, as research-based stock selection returned to favor among investors and drove portfolio returns. Emerging Markets Value continued to be an exception, as long-term value characteristics, such as inexpensive cash flows, continued to under-perform, unlike in other parts of the world, reflecting investor anxiety about the macro outlook in several large emerging markets.  International Style Blend and Select U.S. Equity slightly lagged their benchmarks as the modest bias towards higher quality stocks in the Select U.S. portfolio and the growth sleeve in International Style Blend hurt performance.

Consolidated Results of Operations

	Years Ended December 31,			% Change
	2013	2012	2011	2013-12	2012-11
	(in millions, except per unit amounts)

Net revenues	$2,915.0	$2,736.7	$2,749.9	6.5%	(0.5)%
Expenses	2,350.8	2,534.4	2,958.4	(7.2)	(14.3)
Operating income (loss)	564.2	202.3	(208.5)	178.8	n/m
Income taxes	36.8	13.7	3.1	167.6	344.3
Net income (loss)	527.4	188.6	(211.6)	179.6	n/m
Net income (loss) of consolidated entities attributable to non-controlling interests	9.7	(0.3)	(36.8)	n/m	(99.1)
Net income (loss) attributable to AllianceBernstein Unitholders	$517.7	$188.9	$(174.8)	174.0	n/m
Diluted net income (loss) per AllianceBernstein Unit	$1.88	$0.67	$(0.62)	180.6	n/m
Distributions per AllianceBernstein Unit(1)	$1.97	$1.36	$1.38	44.9	(1.4)
Operating margin(2)	19.0%	7.4%	n/m

(1)	2013 distributions reflect the impact of non-GAAP adjustments; 2012 distributions exclude the impact of $207.0 million of non-cash real estate charges recorded in the third and fourth quarters of 2012; 2011 distributions exclude the impact of the $587.1 million one-time, non-cash long-term incentive compensation charge.
(2)	Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AllianceBernstein unitholders for the year ended December 31, 2013 increased $328.8 million from the year ended December 31, 2012. The change primarily was due to (in millions):

Lower real estate charges	$194.6
Higher base advisory fees	97.7
Lower general and administrative (excluding real estate charges)	84.6
Higher Bernstein Research Services revenues	31.4
Higher employee compensation and benefits	(43.4)
Higher income taxes	(23.1)
Lower performance-based fees	(13.0)
$328.8

Net income attributable to AllianceBernstein unitholders for the year ended December 31, 2012 was $188.9 million, as compared to net loss attributable to AllianceBernstein unitholders of $174.8 million for the year ended December 31, 2011. The change primarily was due to (in millions):

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
$363.7

Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions commencing in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (in excess of 90% of this space has been sublet) and largely consolidate our New York-based employees into two office locations from three. We recorded pre-tax real estate charges of $101.7 million in 2010, reflecting the net present value of the difference between the amount of our ongoing contractual operating lease obligations for this space and our estimate of current market rental rates ($76.2 million), as well as the write-off of leasehold improvements, furniture and equipment related to this space ($25.5 million). We periodically review the assumptions and estimates we used in recording these charges.

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

During the first half of 2012, we recorded pre-tax real estate charges totaling $16.1 million, reflecting $8.8 million resulting from the abandonment of our leased New York City Data Center office space and $7.3 million resulting from a change in estimates relating to previously recorded real estate charges. The New York City Data Center charge consisted of the net present value of the difference between the amount of ongoing contractual operating lease obligations for this space and our estimate of current market rental rates ($7.1 million) and the write-off of leasehold improvements, furniture and equipment related to this space ($1.7 million).

During the third quarter of 2012, in an effort to further reduce our global real estate footprint, we completed a comprehensive review of our worldwide office locations and began implementing a global space consolidation plan. As a result, our intention is to sub-lease approximately 510,000 square feet of office space (approximately 70% of this space has been sublet), more than 70% of which is New York office space (in addition to the 380,000 square feet space reduction in 2010), with the remainder consisting of office space in England, Australia and various U.S. locations.

During the second half of 2012, we recorded pre-tax real estate charges of $207.0 million, reflecting the net present value of the difference between the amount of our ongoing contractual operating lease obligations for this space and our estimate of current market rental rates ($163.8 million), as well as the write-off of leasehold improvements, furniture and equipment related to this space ($39.7 million), and changes in estimates relating to previously recorded real estate charges ($3.5 million).

During 2013, we recorded pre-tax real estate charges of $28.4 million, comprising $17.2 million from a change in estimates related to previously recorded real estate charges ($16.9 million related to the 2010 and 2012 plans and $0.3 million to other real estate charges), $0.3 million for the write-off of leasehold improvements, furniture and equipment related to the 2012 plan, and new real estate charges of $10.9 million ($1.5 million related to the 2012 plan, $5.3 million related to other real estate charges and $4.1 million related to the write-off of leasehold improvements, furniture and equipment).

As of December 31, 2013, we have recorded pre-tax real estate charges totaling $123.9 million and $217.4 million for the office space consolidation initiatives commenced in 2010 and 2012, respectively. These initiatives have reduced annual operating expenses by approximately $70 million since 2009.

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

We recognize compensation expense related to equity compensation grants in the financial statements using the fair value method. Fair value of restricted Holding Unit awards is the closing price of a Holding Unit on the grant date; fair value of options is determined using the Black-Scholes option valuation model. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the required service period. Prior to the changes made to the employee long-term incentive compensation award program in the fourth quarter of 2011, an employee’s service requirement typically was the same as the delivery dates. These changes eliminated employee service requirements but did not modify delivery dates contained in the original award agreements. As a result of these changes, we recorded a one-time, non-cash charge of $587.1 million in the fourth quarter of 2011 for all unrecognized long-term incentive compensation on the amended outstanding awards from prior years.

Awards granted in 2011 contained the provisions described above, as did awards granted in 2012 and 2013, and we expect to include these provisions in long-term incentive compensation awards in future years. Accordingly, our annual incentive compensation expense will reflect 100% of the expense associated with the long-term incentive compensation awarded in each year. This approach to expense recognition will more closely match the economic cost of awarding long-term incentive compensation to the period in which the related service is performed.

Units Outstanding

We engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes, and purchase Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During 2013 and 2012, AllianceBernstein purchased 5.2 million and 15.7 million Holding Units for $111.3 million and $239.5 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 1.9 million and 12.3 million Holding Units for $38.5 million and $182.3 million, respectively, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

Each quarter, since the third quarter of 2011, we have implemented plans to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. Each broker we have selected has the authority under the terms and limitations specified in the plan to repurchase Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2013 expired at the close of business on February 11, 2014. AllianceBernstein did not buy any Holding Units pursuant to this plan during the fourth quarter of 2013. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During 2013, we granted to employees and Eligible Directors 13.9 million restricted Holding Unit awards (including 6.5 million granted in December 2013 for 2013 year-end awards and 6.5 million granted in January 2013 for 2012 year-end awards). During 2012, we granted to employees and Eligible Directors 12.1 million restricted Holding Unit awards (including 2.7 million granted in June 2012 to Peter Kraus, our Chief Executive Officer, in connection with his extended employment agreement and 8.7 million granted in January 2012 for 2011 year-end awards). Prior to the third quarter of 2013 (and our decision described in the next paragraph to retire unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust), we funded awards by allocating previously repurchased Holding Units that had been held in the rabbi trust. In December 2013, Holding newly issued 3.9 million Holding Units to fund the restricted Holding Unit awards granted in December 2013.

Effective July 1, 2013, management retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust. To retire such units, AllianceBernstein delivered the unallocated Holding Units held in its consolidated rabbi trust to Holding in exchange for the same amount of AllianceBernstein units. Each entity then retired its respective units. As a result, on July 1, 2013, each of AllianceBernstein’s and Holding’s units outstanding decreased by approximately 13.1 million units. AllianceBernstein and Holding intend (subject to compliance with applicable safe harbor rules to avoid AllianceBernstein being treated as a publicly traded partnership) to retire additional units as AllianceBernstein purchases Holding Units on the open market or when AllianceBernstein purchases Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, if such units are not required to fund new employee awards in the near future. If a sufficient number of Holding Units is not available in the rabbi trust to fund new awards, Holding will newly issue Holding Units in exchange for newly-issued AllianceBernstein units, as was done in December 2013.

Generally, when a corporate entity repurchases its shares, the shares no longer are deemed outstanding. Because of our two-tier partnership structure, Holding Units purchased by AllianceBernstein and held in its consolidated rabbi trust are considered outstanding (unlike repurchased shares of a single corporate entity). Accordingly, management’s decision to retire repurchased Holding Units rather than allowing them to remain outstanding in the rabbi trust more closely aligns the effect of our Holding Unit purchases with that of corporate entities that repurchase their shares. Assuming constant net income, retirement of units outstanding has a favorable impact on earnings per unit, and the issuance of new units has a negative impact on earnings per unit.

During 2013, Holding issued 887,642 Holding Units upon exercise of options to buy Holding Units. Holding used the proceeds of $15.1 million to purchase the equivalent number of newly-issued AllianceBernstein Units.

Cash Distributions

AllianceBernstein is required to distribute all of its Available Cash Flow, as defined in the AllianceBernstein Partnership Agreement, to its unitholders (including the General Partner). Typically, in the past, Available Cash Flow was the diluted earnings per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter, except when, as was the case with the compensation-related charge in the fourth quarter of 2011 and the real estate charge in the third quarter of 2012, the effects of the non-cash charges were eliminated. Starting in the third quarter of 2012, Available Cash Flow has been the adjusted diluted net income per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. In future periods, management anticipates that Available Cash Flow typically will be based on adjusted diluted net income per unit, unless management determines that one or more of the non-GAAP adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation. See Note 2 to AllianceBernstein’s consolidated financial statements contained in Item 8 for a description of Available Cash Flow.

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

These non-GAAP measures are provided in addition to, and not as substitutes for, net revenues, operating income and operating margin, and they may not be comparable to non-GAAP measures presented by other companies. Management uses both accounting principles generally accepted in the United States of America ("US GAAP") and non-GAAP measures in evaluating our financial performance. The non-GAAP measures alone may pose limitations because they do not include all of our revenues and expenses.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)

Net revenues, US GAAP basis	$2,915,047	$2,736,737	$2,749,891
Exclude:
Long-term incentive compensation-related investment (gains) losses	(16,842)	(16,711)	20,302
Long-term incentive compensation-related dividends and interest	(2,557)	(2,245)	(4,364)
90% of consolidated venture capital fund investment (gains) losses	(10,610)	(1,118)	35,778
Distribution-related payments	(423,200)	(367,090)	(302,684)
Amortization of deferred sales commissions	(41,279)	(40,262)	(37,675)
Pass-through fees and expenses	(28,390)	(49,010)	(35,103)
Adjusted net revenues	$2,392,169	$2,260,301	$2,426,145

Operating income (loss), US GAAP basis	$564,251	$202,365	$(208,469)
Exclude:
Long-term incentive compensation-related items	(405)	(1,508)	1,567
2011 long-term incentive compensation charge	—	—	587,131
Real estate charges	28,424	223,038	7,235
Insurance proceeds	—	—	(10,691)
Acquisition-related expenses	3,373	—	—
Contingent payment arrangements	(10,840)	—	—
Sub-total of non-GAAP adjustments	20,552	221,530	585,242
Less: Net income (loss) of consolidated entities attributable to non-controlling interests	9,746	(315)	(36,799)
Adjusted operating income	$575,057	$424,210	$413,572

Adjusted operating margin	24.0%	18.8%	17.0%

Adjusted operating income for the year ended December 31, 2013 increased $150.8 million, or 35.6%, from the year ended December 31, 2012, primarily as a result of higher investment advisory base fees of $100.7 million, lower general and administrative expenses (excluding real estate charges) of $65.7 million and higher Bernstein Research Services revenues of $31.4 million, offset by higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $40.5 million. Adjusted operating income for the year ended December 31, 2012 increased $10.6 million, or 2.6%, from the year ended December 31, 2011, primarily as a result of lower employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $110.1 million, lower general and administrative expenses (excluding real estate charges) of $52.0 million, higher investment gains of $37.4 million and higher performance-based fees of $32.1 million, offset by lower base advisory fees of $192.4 million and lower Bernstein Research Services revenues of $23.7 million.

Adjusted Net Revenues

Adjusted net revenues exclude investment gains and losses and dividends and interest on long-term incentive compensation-related investments, and 90% of the investment gains and losses of our consolidated venture capital fund attributable to non-controlling interests. In addition, adjusted net revenues offset distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We believe offsetting net revenues by distribution-related payments is useful for our investors and other users of our financial statements because such presentation appropriately reflects the nature of these costs as pass-through payments to third parties who perform functions on behalf of our sponsored mutual funds and/or shareholders of these funds. We offset amortization of deferred sales commissions against net revenues because such costs, over time, essentially offset our distribution revenues. We also exclude additional pass-through expenses we incur (primarily through our transfer agency) that are reimbursed and recorded as fees in revenues. During 2012, we offset sub-advisory payments to third parties against performance-based fees earned on the Public-Private Investment Program (“PPIP”) fund we managed. These fees have no impact on operating income, but they do have an impact on our operating margin. As such, we exclude these fees from adjusted net revenues.

Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) the impact on net revenues and compensation expense of the mark-to-market gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (2) the 2011 compensation charge, (3) real estate charges, (4) insurance proceeds, (5) acquisition-related expenses, (6) adjustments to contingent payment arrangements and (7) the net income or loss of consolidated entities attributable to non-controlling interests.

Prior to 2009, a large proportion of employee compensation was in the form of long-term incentive compensation awards that were notionally invested in AllianceBernstein investment services and generally vested over a period of four years. AllianceBernstein economically hedged the exposure to market movements by purchasing and holding these investments on its balance sheet. All such investments have vested as of year-end 2012 and the investments have been distributed to the participants, except for those investments with respect to which the participant elected a long-term deferral. The investments’ appreciation or depreciation is recorded within investment gains and losses on the income statement, as well as increasing or decreasing compensation expense. Because this plan is economically hedged, management believes it is useful to reflect the offset achieved from hedging the investments’ market exposure in the calculation of adjusted operating income and adjusted operating margin. The non-GAAP measures exclude gains and losses and dividends and interest on long-term incentive compensation-related investments included in revenues and compensation expense.

Real estate charges have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers.

In the third quarter of 2011, we received significant insurance proceeds from the settlement of a claim that are not considered part of our core operating results and, therefore, have been excluded.

Acquisition-related expenses, primarily severance and professional fees incurred as a result of the WPS Acquisition, have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers.

The recording of a change in estimate of the contingent consideration payable relating to contingent payment arrangements included in the acquisition of Sun America’s alternative investment group (discussed in Note 22 to AllianceBernstein’s consolidated financial statements in Item 8) is not considered part of our core operating results and, accordingly, has been excluded.

Most of the net income or loss of consolidated entities attributable to non-controlling interests relates to the 90% limited partner interests held by third parties in our consolidated venture capital fund. We own a 10% limited partner interest in the fund. Because we are the general partner of the venture capital fund and are deemed to have a controlling interest, US GAAP requires us to consolidate the financial results of the fund. However, recognizing 100% of the gains or losses in operating income while only retaining 10% is not reflective of our underlying financial results at the operating income level. As a result, we are excluding the 90% limited partner interests we do not own from our adjusted operating income. Similarly, net income of joint ventures attributable to non-controlling interests, although not significant, is excluded because it does not reflect the economic interest attributable to AllianceBernstein.

Adjusted Operating Margin

Adjusted operating margin allows us to monitor our financial performance and efficiency from period to period and to compare our performance to industry peers without the volatility noted above in our discussion of adjusted operating income. Adjusted operating margin is derived by dividing adjusted operating income by adjusted net revenues.

Net Revenues

The components of net revenues were as follows:

	Years Ended December 31,			% Change
	2013	2012	2011	2013-12	2012-11
	(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$402.0	$425.4	$599.5	(5.5)%	(29.0)%
Performance-based fees	36.1	59.3	16.0	(39.1)	271.1
	438.1	484.7	615.5	(9.6)	(21.3)
Retail:
Base fees	817.5	695.1	644.1	17.6	7.9
Performance-based fees	7.4	2.9	—	148.2	n/m
	824.9	698.0	644.1	18.2	8.4
Private Client:
Base fees	576.0	577.3	647.2	(0.2)	(10.8)
Performance-based fees	10.1	4.4	0.5	129.3	658.6
	586.1	581.7	647.7	0.8	(10.2)
Total:
Base fees	1,795.5	1,697.8	1,890.8	5.8	(10.2)
Performance-based fees	53.6	66.6	16.5	(19.6)	302.6
	1,849.1	1,764.4	1,907.3	4.8	(7.5)
Bernstein research services	445.1	413.7	437.4	7.6	(5.4)
Distribution revenues	465.4	409.5	360.7	13.7	13.5
Dividend and interest income	20.0	21.3	21.5	(6.2)	(1.0)
Investment gains (losses)	33.3	29.2	(82.1)	14.2	n/m
Other revenues	105.0	101.8	107.6	3.2	(5.4)
Total revenues	2,917.9	2,739.9	2,752.4	6.5	(0.5)
Less: Interest expense	2.9	3.2	2.5	(9.2)	26.4
Net revenues	$2,915.0	$2,736.7	$2,749.9	6.5	(0.5)

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees generally are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is therefore affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory fees divided by average AUM) generally approximate 50 to 70 basis points for actively managed equity services, 15 to 50 basis points for actively managed fixed income services and 5 to 20 basis points for passively managed services. As such, a shift of client assets from active equity services toward fixed income services and/or other services results in a decline in revenues just as a shift of assets toward active equity services would increase revenues.

We calculate AUM using established market-based valuation methods and fair valuation (non-observable market) methods. Market-based valuation methods include: last sale/settle prices from an exchange for actively-traded listed equities, options and futures; evaluated bid prices from recognized pricing vendors for fixed income, asset-backed or mortgage-backed issues; mid prices from recognized pricing vendors and brokers for credit default swaps; and quoted bids or spreads from pricing vendors and brokers for other derivative products. Fair valuation methods include: discounted cash flow models, evaluation of assets versus liabilities or any other methodology that is validated and approved by our Valuation Committee (see paragraph immediately below for more information regarding our Valuation Committee). Fair valuation methods are used only where AUM cannot be valued using market-based valuation methods, such as in the case of private equity or illiquid securities. Investments utilizing fair valuation methods typically make up an insignificant amount of our total AUM. Market volatility has not had a significant effect on our ability to acquire market data and, accordingly, our ability to use market-based valuation methods.

The Valuation Committee, which is composed of senior officers and employees, is responsible for overseeing the pricing and valuation of all investments held in client and AllianceBernstein portfolios. The Valuation Committee has adopted a Statement of Pricing Policies describing principles and policies that apply to pricing and valuing investments held in these portfolios. We also have a Pricing Group, which reports to the Valuation Committee, and is responsible for overseeing the pricing process for all investments.

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on approximately 10% of the assets we manage for institutional clients and approximately 3% of the assets we manage for private clients (in total, approximately 6% of our company-wide AUM).

Our investment advisory and services fees increased $84.7 million, or 4.8%, in 2013, due to a $97.7 million, or 5.8%, increase in base fees, which primarily resulted from a 6.4% increase in average AUM, partially offset by a $13.0 million decrease in performance-based fees. The decrease in performance-based fees was primarily related to the $39.6 million performance-based fee we earned ($18.0 million of which was paid to third party sub-advisors) during the third quarter of 2012 after we completed the liquidation of our Public-Private Investment Partnership fund (“PPIP Fee”). Our investment advisory and services fees decreased $142.9 million, or 7.5%, in 2012, primarily due to a decrease in base fees of $193.0 million, or 10.2%, which primarily resulted from an 8.0% decrease in average AUM and a continued shift in product mix from actively managed equity services to actively managed fixed income services in our Institutional AUM, offset by a $50.1 million increase in performance-based fees (primarily as a result of the PPIP Fee).

Institutional investment advisory and service fees decreased $46.6 million, 9.6%, in 2013. The decrease primarily was due to a $23.4 million, or 5.5%, decrease in base fees due to the continued significant shift in product mix from actively managed equity services to actively managed fixed income services and a $23.2 million decrease in performance-based fees (primarily as a result of the PPIP Fee). Average AUM for actively managed equity services decreased 29.6% while average AUM for actively managed fixed income services increased 7.3%. Institutional investment advisory and services fees decreased $130.8 million, or 21.3%, in 2012, due to a $174.1 million, or 29.0%, decrease in base fees, partly offset by a $43.3 million increase in performance-based fees (primarily as a result of the PPIP Fee). The decrease in base fees primarily was due to a decrease in average AUM of 13.3% as well as a continued shift in product mix from actively managed equity services to actively managed fixed income services. Average AUM for actively managed equity services decreased 52.8% while average AUM for actively managed fixed income services increased 8.5%.

Retail investment advisory and services fees increased $126.9 million, or 18.2%, in 2013, primarily due to a 16.5% increase in average AUM. Retail investment advisory and services fees increased $53.9 million, or 8.4%, in 2012, due to a 3.4% increase in average AUM. The increase in fees in 2013 and 2012 as compared to an increase in average AUM primarily is due to a shift in product mix from long-term U.S. mutual funds and other Retail products and services towards long-term non-U.S. global fixed income mutual funds, which generally have higher fees as compared to long-term U.S. mutual funds and other Retail products and services.

Private Client investment advisory and services fees increased $4.4 million, or 0.8%, in 2013, primarily due to an increase in performance-based fees of $5.7 million, partially offset by a decrease in base fees of $1.3 million, or 0.2%, as average billable AUM decreased 1.9%. The increase in fees reflected the impact of an asset mix shift from fixed income services to actively managed equity services and other (principally alternatives) services. Private Client investment advisory and services fees decreased $66.0 million, or 10.2%, in 2012, primarily as a result of a decline in base fees of $69.9 million, or 10.8%, reflecting a decrease in average billable AUM of 8.5% and the impact of a shift in product mix.

Bernstein Research Services

Bernstein Research Services revenue consists principally of equity commissions received for providing equity research and brokerage-related services to institutional investors.

Revenues from Bernstein Research Services increased $31.4 million, or 7.6%, in 2013. The increase in 2013 was the result of strong growth in Europe and Asia. Revenues from Bernstein Research Services decreased $23.7 million, or 5.4%, in 2012. The decrease in 2012 was the result of a significant decline in market trading volumes, partially offset by market share gains.

Distribution Revenues

AllianceBernstein Investments and AllianceBernstein (Luxembourg) S.A. (one of our subsidiaries) act as distributors and/or placing agents of company-sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur. Period-over-period fluctuations of distribution revenues are typically in line with fluctuations of the corresponding average AUM of these mutual funds.

Distribution revenues increased $55.9 million, or 13.7%, and $48.8 million, or 13.5%, in 2013 and 2012, respectively, while the corresponding average AUM of these mutual funds grew 14.9% and 14.6%, respectively. Average AUM of non B-share and non C-share mutual funds (which have lower distribution fee rates than B-share and C-share mutual funds) increased 18.3% in both periods, while average AUM of B-share and C-share mutual funds decreased by 0.5% in 2013 and increased by 0.6% in 2012.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, decreased $1.0 million and $0.9 million, in 2013 and 2012, respectively.

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

Investment gains (losses) are as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)

Long-term incentive compensation-related investments
Realized gains (losses)	$1.8	$1.3	$(8.3)
Unrealized gains (losses)	15.0	15.4	(12.0)

Consolidated private equity fund investments
Realized gains (losses)
Non-public investments	(6.5)	(8.4)	(3.1)
Public securities	(3.8)	(8.6)	2.3
	(10.3)	(17.0)	(0.8)
Unrealized gains (losses)
Non-public investments	11.3	11.0	(2.1)
Public securities	10.8	7.2	(36.9)
	22.1	18.2	(39.0)
Seed capital investments
Realized gains (losses)
Seed capital	21.3	14.6	7.7
Derivatives	(20.7)	(35.7)	8.1
	0.6	(21.1)	15.8
Unrealized gains (losses)
Seed capital	9.9	39.1	(22.1)
Derivatives	1.6	0.1	(3.7)
	11.5	39.2	(25.8)
Brokerage-related investments
Realized gains (losses)	(7.6)	(4.8)	(12.4)
Unrealized gains (losses)	0.2	(2.0)	0.4
	$33.3	$29.2	$(82.1)

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues increased $3.2 million, or 3.2%, in 2013 primarily due to higher shareholder servicing fees. Other revenues decreased $5.8 million, or 5.4%, in 2012 due to lower shareholder servicing fees.

Expenses

The components of expenses were as follows:

	Years Ended December 31,			% Change
	2013	2012	2011	2013-12	2012-11
	(in millions)

Employee compensation and benefits:
Employee compensation and benefits	$1,212.0	$1,168.6	$1,246.9	3.7%	(6.3)%
Long-term incentive compensation charge	—	—	587.1	—	n/m
	1,212.0	1,168.6	1,834.0	3.7	(36.3)
Promotion and servicing:
Distribution-related payments	423.2	367.1	302.7	15.3	21.3
Amortization of deferred sales commissions	41.3	40.3	37.7	2.5	6.9
Other	208.2	202.2	219.2	3.0	(7.8)
	672.7	609.6	559.6	10.4	8.9
General and administrative:
General and administrative	423.1	507.7	532.9	(16.7)	(4.7)
Real estate charges	28.4	223.0	7.2	(87.3)	n/m
	451.5	730.7	540.1	(38.2)	35.3
Contingent payment arrangements	(10.2)	0.7	0.7	n/m	—
Interest	3.0	3.4	2.6	(13.6)	34.7
Amortization of intangible assets	21.8	21.4	21.4	2.4	—
Total	$2,350.8	$2,534.4	$2,958.4	(7.2)	(14.3)

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

As a result of the changes made to our long-term incentive compensation program in 2011 (discussed earlier in this Item 7), we recorded a one-time, non-cash charge of $587.1 million in the fourth quarter of 2011 for all unrecognized long-term incentive compensation on outstanding awards from prior years.

Compensation expense as a percentage of net revenues was 41.6%, 42.7% and 45.3% (excluding the one-time, non-cash charge) for the years ended December 31, 2013, 2012 and 2011, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s financial performance. Amounts are awarded to help us achieve our key compensation goals of attracting, motivating and retaining top talent, by providing awards for the past year’s performance and providing incentives for future performance, while also helping ensure that our firm’s unitholders receive an appropriate return on their investment. Senior management, with the approval of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), confirmed that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 7). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 1.1%, 1.1% and 1.4% of adjusted net revenues for 2013, 2012 and 2011, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expenses, associated with employee long-term incentive compensation-related investments. Senior management, with the approval of the Compensation Committee, also established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted net revenues were 48.7%, 49.8% and 50.3%, respectively, for the years ended December 31, 2013, 2012 and 2011.  During the first nine months of 2013, we accrued adjusted compensation expense using a 50.0% ratio to record our estimate of incentive compensation to be awarded at year-end. During the fourth quarter of 2013, we maintained our estimate of incentive compensation to be awarded at year-end despite higher than forecasted revenues in the quarter. As a result, we accrued adjusted compensation expense using a 45.3% ratio, which resulted in a 48.7% full-year 2013 ratio.

In 2013, employee compensation and benefits expense increased $43.4 million, or 3.7%, primarily due to higher incentive compensation ($52.0 million) and commissions ($9.9 million), partially offset by lower base compensation ($17.0 million). In 2012, employee compensation and benefits expense decreased $665.4 million, or 36.3%, primarily due to the one-time compensation charge ($587.1 million) in 2011, lower base compensation ($53.7 million) and lower payroll taxes ($10.5 million).

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

Promotion and servicing expenses increased $63.1 million, or 10.4%, in 2013. The increase primarily was the result of higher distribution-related payments of $56.1 million (due to higher AUM), higher marketing costs of $2.2 million, higher trade execution and clearing costs of $2.0 million and higher transfer fees of $1.2 million. Promotion and servicing expenses increased $50.0 million, or 8.9%, in 2012. The increase reflects higher distribution-related payments of $64.4 million, higher amortization of deferred sales commissions of $2.6 million and higher marketing and advertising costs of $2.7 million, partially offset by lower travel and entertainment of $11.4 million, lower trade execution of $5.0 million and lower transfer fees of $4.5 million, all due to the prior year’s increased business activity and new product launches.

General and Administrative

General and administrative expenses include technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses as a percentage of net revenues were 15.5% (14.5% excluding real estate charges), 26.7% (18.6% excluding real estate charges) and 19.6% (19.4% excluding real estate charges) for the years ended December 31, 2013, 2012 and 2011, respectively. General and administrative expenses decreased $279.2 million, or 38.2%, in 2013, primarily due to lower real estate charges of $194.6 million, lower occupancy expenses of $37.5 million (excluding real estate charges), lower portfolio services expenses of $22.5 million, lower professional fees of $12.9 million and lower technology expenses of $6.9 million. General and administrative expenses increased $190.6 million, or 35.3%, in 2012, primarily due to higher real estate charges of $215.8 million, higher portfolio services expenses of $18.6 million (primarily due to PPIP sub-advisor payments) and higher legal expenses of $15.6 million (primarily due to our receipt of insurance proceeds of $10.7 million in 2011), partially offset by lower occupancy expenses of $27.7 million (excluding real estate charges), lower technology expenses of $13.7 million and a cash receipt of $6.5 million in 2012 relating to the finalization of a claims processing contingency originally recorded in 2006.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities established in connection with acquisitions in previous periods, as well as accretion expense of these liabilities. The credit to operating expenses of $10.2 million in 2013 reflects the change in estimate of the contingent consideration payable relating to the acquisition of Sun America’s alternative investment group of $10.8 million recorded in the fourth quarter of 2013, offset by accretion expense of $0.6 million.

Income Taxes

AllianceBernstein, a private limited partnership, is not subject to federal or state corporate income taxes, but is subject to a 4.0% New York City unincorporated business tax (“UBT”). Our domestic corporate subsidiaries are subject to federal, state and local income taxes, and generally are included in the filing of a consolidated federal income tax return. Separate state and local income tax returns also are filed. Foreign corporate subsidiaries generally are subject to taxes in the jurisdictions where they are located.

Income tax expense increased $23.1 million, or 167.6%, in 2013 compared to 2012. The increase is primarily due to significantly higher pre-tax earnings (in large part due to the 2012 real estate charges), partially offset by the impact of a lower effective tax rate in the current year of 6.5% compared to 6.8% in 2012.

Income tax expense increased $10.6 million, or 344.3%, in 2012 compared to 2011. The increase primarily was due to higher operating income in 2012 (in large part due to the 2011 compensation charge offset by the 2012 real estate charges), partially offset by the UBT tax benefit recorded in the third quarter of 2012 ($5.7 million). In the third quarter of 2012, application of the New York City tax law that sources various types of receipts from services performed by registered brokers and dealers of securities and commodities for purposes of apportioning income resulted in a reduction of our rate of tax for 2012 and to the rate of tax that we expect to pay in the future. As a result, we recognized a $5.7 million tax benefit in the third quarter of 2012 relating to our full year 2011 and nine months 2012 UBT.

Net Income (Loss) in Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests consists of limited partner interests owned by other investors representing 90% of the total limited partner interests in our consolidated venture capital fund. In 2013, we had $9.7 million of net income of consolidated entities attributable to non-controlling interests, primarily due to an $11.8 million net investment gain attributable to our consolidated venture capital fund (of which 90% belongs to non-controlling interests) and management fees of $0.9 million. In 2012, we had a $0.3 million net loss of consolidated entities attributable to non-controlling interests, primarily due to a $1.2 million net investment gain attributable to our consolidated venture capital fund and management fees of $1.5 million.

Capital Resources and Liquidity

During 2013, net cash provided by operating activities was $505.6 million, compared to $684.0 million during 2012. The change primarily was due to a greater decrease in broker-dealer related payables (net of receivables and segregated U.S. Treasury Bills activity) of $264.4 million, a decrease in accounts payable and accrued expenses of $189.8 million, and higher net purchases of investments of $147.7 million, due primarily to higher broker-dealer related purchases, partially offset by higher cash provided by net income of $453.6 million. During 2012, net cash provided by operating activities was $684.0 million, compared to $578.2 million during 2011. The change primarily was due to lower net purchases of investments of $247.5 million, primarily related to broker-dealer investments and seed capital investments, and lower broker-dealer related net receivables and segregated U.S. Treasury Bills of $80.4 million, partially offset by lower cash provided by net income of $103.6 million and increases in fees receivable and deferred sales commissions.

During 2013, net cash used in investing activities was $57.1 million, compared to $18.3 million during 2012, reflecting the acquisition we made in the current year for $38.6 million (cash paid, net of cash acquired). During 2012, net cash used in investing activities was $18.3 million, compared to $76.7 million during 2011. The change primarily was due to the three acquisitions we made during 2011 for an aggregate of $41.8 million. In addition, our net additions to furniture, equipment and leasehold improvements decreased $19.3 million in 2012 as compared to 2011.

During 2013, net cash used in financing activities was $562.4 million, compared to $682.2 million during 2012. The change reflects lower purchases of Holding Units of $126.4 million, lower net repayments of commercial paper of $67.5 million, an increase in overdrafts payable of $52.5 million and additional investment by Holding with the proceeds from the exercise of compensatory options to buy Holding Units of $15.1 million, partially offset by higher distributions to the General Partner and unitholders of $139.8 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears). During 2012, net cash used in financing activities was $682.2 million, compared to $512.2 million during 2011. The increase reflects commercial paper net payments of $123.3 million in 2012 compared to $219.4 million of net issuances during 2011, offset by lower distributions to the General Partner and unitholders of $155.0 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears) and changes in overdrafts payable of $38.4 million.

As of December 31, 2013, AllianceBernstein had $509.9 million of cash and cash equivalents, all of which is available for liquidity, but consists primarily of cash on deposit for our broker dealers to comply with various customer clearing activities and cash held by foreign entities for which a permanent investment election for U.S. tax purposes is taken. If the cash held at our foreign subsidiaries of $371.1 million, which includes cash on deposit for our foreign broker dealers, was to be repatriated to the U.S., we would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. Our current intent is to permanently reinvest these earnings outside the U.S.

Debt and Credit Facilities

As of December 31, 2013 and 2012, AllianceBernstein had $268.4 million and $323.2 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.3% and 0.5%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during 2013 and 2012 were $282.0 million and $404.9 million, respectively, with weighted average interest rates of approximately 0.3% and 0.4%, respectively.

AllianceBernstein has a $1.0 billon committed, unsecured senior revolving credit facility (the “Credit Facility”) with a group of commercial banks and other lenders, which matures on January 17, 2017. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the Credit Facility and management may draw on the Credit Facility from time to time. AllianceBernstein has agreed to guarantee the obligations of SCB LLC under the Credit Facility.

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2013, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

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

As of December 31, 2013 and 2012, we had no amounts outstanding under the Credit Facility. During 2013 and 2012, we did not draw upon the Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200.0 million, with AllianceBernstein named as an additional borrower, while three lines have no stated limit. As of December 31, 2013 and 2012, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during 2013 and 2012 were $6.2 million and $18.1 million, respectively, with weighted average interest rates of approximately 1.0% and 1.3%, respectively.

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

AllianceBernstein maintains a guarantee with a commercial bank, under which we guarantee the obligations in the ordinary course of business of SCB LLC, SCBL and AllianceBernstein Holdings (Cayman) Ltd. (“AB Cayman”). We also maintain three additional guarantees with other commercial banks under which we guarantee approximately $448 million of obligations for SCBL.  In the event that SCB LLC, SCBL or AB Cayman is unable to meet its obligations, AllianceBernstein will pay the obligations when due or on demand.

We also have three smaller guarantees with a commercial bank totaling approximately $3 million, under which we guarantee certain obligations in the ordinary course of business of two foreign subsidiaries.

We have not been required to perform under any of the above agreements and currently have no liability in connection with these agreements.

Aggregate Contractual Obligations

Our contractual obligations as of December 31, 2013 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)

Commercial paper	$268.4	$268.4	$—	$—	$—
Operating leases, net of sublease commitments	1,332.9	110.8	208.0	197.8	816.3
Funding commitments	22.8	3.5	19.3	—	—
Accrued compensation and benefits	314.5	182.3	76.8	24.1	31.3
Unrecognized tax benefits	3.0	1.0	1.3	0.7	—
Total	$1,941.6	$566.0	$305.4	$222.6	$847.6

During 2009, we entered into a subscription agreement under which we committed to invest up to $35 million, as amended in 2011, in a venture capital fund over a six-year period. As of December 31, 2013, we have funded $24.9 million of this commitment.

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (the “Real Estate Fund”), we committed to invest $25 million in the Real Estate Fund. As of December 31, 2013, we have funded $12.4 million of this commitment.

During 2012, we entered into an investment agreement under which we committed to invest up to $8 million in an oil and gas fund over a three-year period. As of December 31, 2013, we have funded $7.9 million of this commitment.

Accrued compensation and benefits amounts in the table above exclude our accrued pension obligation. Offsetting our accrued compensation obligations are long-term incentive compensation-related investments and money market investments we funded totaling $123.7 million, which are included in our consolidated statement of financial condition. Any amounts reflected on the consolidated statement of financial condition as payables (to broker-dealers, brokerage clients and company-sponsored mutual funds) and accounts payable and accrued expenses are excluded from the table above.

We expect to make contributions to our qualified profit sharing plan of approximately $13 million in each of the next four years. We currently estimate that we will contribute $6 million to our qualified, defined benefit retirement plan during 2014.

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

We provide seed capital to our investment teams to develop new products and services for our clients.  Our original seed investment typically represents all or a majority of the equity investment in the new product.  Our seed investment portfolio has a weighted average age of approximately 14 months and we typically turn over approximately 50% of the seed investments annually.  These investments are temporary in nature, and our equity ownership in these funds may fluctuate above and below 50% from one reporting period to the next. Our large seed capital investments range from $1 million to $30 million, with an average size of $11 million.  The Audit Committee of the Board of Directors has established a ceiling of $550 million for the seed investment program.  We evaluate our seed investments on a quarterly basis and consolidate such investments as required pursuant to US GAAP.

Goodwill

As of December 31, 2013, we had goodwill of $3.0 billion on the consolidated statement of financial condition. We have determined that AllianceBernstein has only one reporting segment and reporting unit. We test our goodwill annually, as of September 30, for impairment. As of September 30, 2013, the impairment test indicated that goodwill was not impaired. The carrying value of goodwill is also reviewed if facts and circumstances occur that suggest possible impairment, such as significant declines in AUM, revenues, earnings or the price of a Holding Unit.

On an annual basis, or when circumstances suggest it is necessary, we start with step one of our two-step goodwill impairment test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of AllianceBernstein, the reporting unit, with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired and the second step of the impairment test is not performed. However, if the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit to the aggregated fair values of its individual assets and liabilities to determine the amount of impairment, if any.

AllianceBernstein estimates its fair value under both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on its unadjusted market valuation (AllianceBernstein Units outstanding multiplied by the price of a Holding Unit) and adjusted market valuations assuming a control premium and earnings multiples. The price of a publicly-traded AllianceBernstein Holding Unit serves as a reasonable starting point for valuing an AllianceBernstein Unit because each represents the same fractional interest in our underlying business. Our market approach analysis also includes control premiums, which are based on an analysis of control premiums for relevant recent acquisitions, and comparable industry earnings multiples applied to our earnings forecast. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. Determining estimated fair value using a discounted cash flow valuation technique consists of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows using an estimated weighted average cost of capital of market participants to arrive at a present value amount that approximates fair value.
Real Estate Charges

During 2010 and 2012, we performed comprehensive reviews of our office real estate requirements and determined to consolidate office space and sub-lease the excess office space. As a result, we recorded real estate charges that reflect the net present value of the difference between the amount of our on-going contractual lease obligations for the vacated floors and our estimate of current market rental rates for such floors. The charges we recorded were based on current assumptions at the time of the charges regarding sublease marketing periods, costs to prepare the properties to market, market rental rates, broker commissions and subtenant allowances/incentives, all of which are factors largely beyond our control. If our assumptions prove to be incorrect, we may need to record additional charges or reduce previously recorded charges. We review the assumptions and estimates we used in recording these charges on a quarterly basis.

Loss Contingencies

Management continuously reviews with legal counsel the status of regulatory matters and pending or threatened litigation. We evaluate the likelihood that a loss contingency exists and record a loss contingency if it is both probable and reasonably estimable as of the date of the financial statements. See Note 13 to AllianceBernstein’s consolidated financial statements in Item 8.

Accounting Pronouncements

See Note 2 to AllianceBernstein’s consolidated financial statements in Item 8.

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

The forward-looking statements referred to in the preceding paragraph include statements regarding:

•	Our belief that the cash flow Holding realizes from its investment in AllianceBernstein will provide Holding with the resources necessary to meet its financial obligations: Holding’s cash flow is dependent on the quarterly cash distributions it receives from AllianceBernstein. Accordingly, Holding’s ability to meet its financial obligations is dependent on AllianceBernstein’s cash flow from its operations, which is subject to the performance of the capital markets and other factors beyond our control.

•	Our financial condition and ability to access the public and private capital markets providing adequate liquidity for our general business needs: Our financial condition is dependent on our cash flow from operations, which is subject to the performance of the capital markets, our ability to maintain and grow client assets under management and other factors beyond our control. Our ability to access the public and private capital markets on reasonable terms may be limited by adverse market conditions, our firm’s long-term credit ratings, our profitability and changes in government regulations, including tax rates and interest rates.

•	The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain pending legal proceedings to have a material adverse effect on our results of operations, financial condition or liquidity, any settlement or judgment with respect to a pending or future legal proceeding could be significant, and could have such an effect.

•	The possibility that we will engage in open market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program: The number of Holding Units AllianceBernstein may decide to buy in future periods, if any, to help fund incentive compensation awards is dependent upon various factors, some of which are beyond our control, including the fluctuation in the price of a Holding Unit (NYSE: AB) and the availability of cash to make these purchases.

•	The pipeline of new institutional mandates not yet funded: Before they are funded, institutional mandates do not represent legally binding commitments to fund and, accordingly, the possibility exists that not all mandates will be funded in the amounts and at the times currently anticipated.

•	Our determination that adjusted employee compensation expense should not exceed 50% of our adjusted net revenues: Aggregate employee compensation reflects employee performance and competitive compensation levels. Fluctuations in our revenues and/or changes in competitive compensation levels could result in adjusted employee compensation expense being higher than 50% of our adjusted net revenues.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Holding

Market Risk, Risk Management and Derivative Financial Instruments

Holding’s sole investment is AllianceBernstein Units. Holding did not own, nor was it a party to, any derivative financial instruments during the years ended December 31, 2013, 2012 and 2011.

AllianceBernstein

Market Risk, Risk Management and Derivative Financial Instruments

AllianceBernstein’s investments consist of trading, available-for-sale investments and other investments. Trading and available-for-sale investments include United States Treasury Bills, mutual funds, exchange-traded options and various separately-managed portfolios consisting of equity and fixed income securities. Trading investments are purchased for short-term investment, principally to fund liabilities related to long-term incentive compensation plans and to seed new investment services. Although available-for-sale investments are purchased for long-term investment, the portfolio strategy considers them available-for-sale from time to time due to changes in market interest rates, equity prices and other relevant factors. Other investments include investments in hedge funds sponsored by AllianceBernstein, our consolidated venture capital fund and other private equity investment vehicles.

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

Trading and Non-Trading Market Risk Sensitive Instruments

Investments with Interest Rate Risk—Fair Value

The table below provides our potential exposure with respect to our fixed income investments, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing as of December 31, 2013 and 2012. Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent our view of future market changes. While these fair value measurements provide a representation of interest rate sensitivity of our investments in fixed income mutual funds and fixed income hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2013		2012
	Fair Value	Effect of +100 Basis Point Change	Fair Value	Effect of +100 Basis Point Change
	(in thousands)
Fixed Income Investments:
Trading	$237,325	$(12,910)	$206,998	$(10,412)
Available-for-sale and other investments	64	(3)	6,296	(317)

Investments with Equity Price Risk—Fair Value

Our investments also include investments in equity securities, mutual funds and hedge funds. The following table provides our potential exposure with respect to our equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing as of December 31, 2013 and 2012. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent our view of future market movements. While these fair value measurements provide a representation of equity price sensitivity of our investments in equity securities, mutual funds and hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2013		2012
	Fair Value	Effect of -10% Equity Price Change	Fair Value	Effect of -10% Equity Price Change
	(in thousands)
Equity Investments:
Trading	$336,786	$(33,679)	$268,541	$(26,854)
Available-for-sale and other investments	205,419	(20,542)	250,666	(25,067)

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of
AllianceBernstein Holding L.P.:

In our opinion, the accompanying statements of financial condition and the related statements of income, comprehensive income, changes in partners’ capital and cash flows present fairly, in all material respects, the financial position of AllianceBernstein Holding L.P. (“AllianceBernstein Holding”) at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, AllianceBernstein Holding maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AllianceBernstein Holding’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on AllianceBernstein Holding’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 12, 2014

AllianceBernstein Holding L.P.

Statements of Financial Condition

	December 31,
	2013	2012
	(in thousands, except unit amounts)
ASSETS
Investment in AllianceBernstein	$1,533,654	$1,560,536
Other assets	—	5,957
Total assets	$1,533,654	$1,566,493
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Due to AllianceBernstein	$—	$6,053
Other liabilities	776	358
Total liabilities	776	6,411
Commitments and contingencies (See Note 7)
Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,377	1,369
Limited partners: 95,928,494 and 105,073,342 limited partnership units issued and outstanding	1,558,080	1,723,172
Holding Units held by AllianceBernstein to fund long-term incentive compensation plans	(14,045)	(146,258)
Accumulated other comprehensive income (loss)	(12,534)	(18,201)
Total partners’ capital	1,532,878	1,560,082
Total liabilities and partners’ capital	$1,533,654	$1,566,493

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Income

	Years Ended December 31,
	2013	2012	2011
	(in thousands, except per unit amounts)

Equity in net income (loss) attributable to AllianceBernstein Unitholders	$185,912	$70,807	$(65,581)

Income taxes	20,410	19,722	27,687

Net income (loss)	$165,502	$51,085	$(93,268)

Net income (loss) per unit:
Basic	$1.72	$0.51	$(0.90)
Diluted	$1.71	$0.51	$(0.90)

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Comprehensive Income

	Years Ended December 31,
	2013	2012	2011
	(in thousands)

Net income (loss)	$165,502	$51,085	$(93,268)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,479)	(453)	3,510
Income tax benefit (expense)	146	296	(531)
Foreign currency translation adjustments, net of tax	(4,333)	(157)	2,979
Unrealized (losses) gains on investments:
Unrealized gains arising during period	210	516	73
Less: reclassification adjustments for gains (losses) included in net income	1,670	17	(13)
Changes in unrealized (losses) gains on investments	(1,460)	499	86
Income tax benefit (expense)	430	(242)	62
Unrealized (losses) gains on investments, net of tax	(1,030)	257	148
Changes in employee benefit related items:
Amortization of transition asset	(18)	(54)	(53)
Amortization of prior service cost	2,077	40	40
Recognized actuarial gain (loss)	9,144	(3,792)	(5,791)
Changes in employee benefit related items	11,203	(3,806)	(5,804)
Income tax (expense) benefit	(173)	(50)	128
Employee benefit related items, net of tax	11,030	(3,856)	(5,676)
Other comprehensive income (loss)	5,667	(3,756)	(2,549)
Comprehensive income (loss)	$171,169	$47,329	$(95,817)

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Changes in Partners’ Capital

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
General Partner’s Capital
Balance, beginning of year	$1,369	$1,416	$1,648
Net income (loss)	167	49	(88)
Cash distributions to unitholders	(159)	(96)	(144)
Balance, end of year	1,377	1,369	1,416
Limited Partners’ Capital
Balance, beginning of year	1,723,172	1,760,388	1,997,642
Net income (loss)	165,335	51,036	(93,180)
Cash distributions to unitholders	(142,793)	(88,252)	(145,552)
Retirement of Holding Units	(287,303)	—	—
Issuance of Holding Units to fund long-term incentive compensation plan awards	84,531	—	—
Exercise of compensatory options to buy Holding Units	15,138	—	1,478
Balance, end of year	1,558,080	1,723,172	1,760,388
Holding Units held by AllianceBernstein to fund long-term incentive compensation plans
Balance, beginning of year	(146,258)	(121,186)	(200,284)
Holding Units held by AllianceBernstein to fund long-term incentive compensation plans	132,213	(25,072)	79,098
Balance, end of year	(14,045)	(146,258)	(121,186)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(18,201)	(14,445)	(11,896)
Unrealized gain (loss) on investments, net of tax	(1,030)	257	148
Foreign currency translation adjustment, net of tax	(4,333)	(157)	2,979
Changes in employee benefit related items, net of tax	11,030	(3,856)	(5,676)
Balance, end of year	(12,534)	(18,201)	(14,445)
Total Partners’ Capital	$1,532,878	$1,560,082	$1,626,173

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$165,502	$51,085	$(93,268)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in net (income) loss attributable to AllianceBernstein Unitholders	(185,912)	(70,807)	65,581
Cash distributions received from AllianceBernstein	166,324	120,950	178,757
Changes in assets and liabilities:
Decrease (increase) in other assets	5,957	(4,885)	(1,072)
Increase in due to AllianceBernstein	3,173	3,600	1,525
Increase (decrease) in other liabilities	418	—	(100)
Net cash provided by operating activities	155,462	99,943	151,423

Cash flows from investing activities:
Investments in AllianceBernstein from cash distributions paid to AllianceBernstein consolidated rabbi trust	(14,076)	(11,595)	(5,727)
Investments in AllianceBernstein with proceeds from exercises of compensatory options to buy Holding Units	(15,138)	—	(1,478)
Net cash used in investing activities	(29,214)	(11,595)	(7,205)

Cash flows from financing activities:
Cash distributions to unitholders	(142,952)	(88,348)	(145,696)
Capital contributions from AllianceBernstein	1,566	—	—
Proceeds from exercise of compensatory options to buy Holding Units	15,138	—	1,478
Net cash used in financing activities	(126,248)	(88,348)	(144,218)

Change in cash and cash equivalents	—	—	—
Cash and cash equivalents as of beginning of the year	—	—	—
Cash and cash equivalents as of end of the year	$—	$—	$—

Cash paid:
Income taxes	$19,981	$24,606	$28,854

Non-cash investing activities:
Issuance of Holding Units to fund long-term incentive compensation plan awards	84,531	—	—
Retirement of Holding Units	(287,303)	—	—

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

AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients. Its principal services include:

•	Institutional Services—servicing its institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as AXA and its subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

•	Retail Services—servicing its retail clients, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.

•	Private Client Services—servicing its private clients, including high-net-worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities (including most institutions for which AllianceBernstein manages accounts with less than $25 million in assets), by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles.

•	Bernstein Research Services—servicing institutional investors, such as pension fund, hedge fund and mutual fund managers, seeking high-quality fundamental research, quantitative services and brokerage-related services in equities and listed options.

AllianceBernstein also provides distribution, shareholder servicing, transfer agency services and administrative services to the mutual funds it sponsors.

AllianceBernstein’s high-quality, in-depth research is the foundation of its business. AllianceBernstein’s research disciplines include economic, fundamental equity, fixed income and quantitative research. In addition, AllianceBernstein has experts focused on multi-asset strategies, wealth management and alternatives.

AllianceBernstein provides a broad range of investment services with expertise in:

•	Actively-managed equity strategies, including style-pure (e.g., value and growth) and absolute return-focused strategies;

•	Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds and private equity (e.g., direct real estate investing); and

•	Multi-asset services and solutions, including dynamic asset allocation, customized target-date funds, target-risk funds and other strategies tailored to help clients meet their investment goals.

AllianceBernstein’s services employ various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

As of December 31, 2013, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of December 31, 2013, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	63.1%
Holding	35.4
Unaffiliated holders	1.5
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 63.7% economic interest in AllianceBernstein as of December 31, 2013.

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

Holding’s financial statements and notes should be read in conjunction with the consolidated financial statements and notes of AllianceBernstein, which are included in this Form 10-K.

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

On February 12, 2014, the General Partner declared a distribution of $0.60 per unit, representing Available Cash Flow for the three months ended December 31, 2013. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each Holding Unit. The distribution is payable on March 13, 2014 to holders of record at the close of business on February 24, 2014.

Total cash distributions per Unit paid to unitholders during 2013, 2012 and 2011 were $1.59, $0.95 and $1.44, respectively.

Long-term Incentive Compensation Plans

AllianceBernstein maintains several unfunded, non-qualified long-term incentive compensation plans, under which the company grants awards of restricted Holding Units and options to buy Holding Units to its employees and eligible members of the Board of Directors (“Eligible Directors”).

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

AllianceBernstein funds its restricted Holding Unit awards either by purchasing Holding Units on the open market or purchasing newly-issued Holding Units from Holding, all of which are held in a consolidated rabbi trust until they are distributed to employees upon vesting or retired. In accordance with the Holding Partnership Agreement, when AllianceBernstein purchases newly-issued Holding Units from Holding, Holding is required to use the proceeds it receives from AllianceBernstein to purchase the equivalent number of newly-issued AllianceBernstein Units, thus increasing its percentage ownership interest in AllianceBernstein. Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AllianceBernstein.

During 2013 and 2012, AllianceBernstein purchased 5.2 million and 15.7 million Holding Units for $111.3 million and $239.5 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 1.9 million and 12.3 million Holding Units for $38.5 million and $182.3 million, respectively, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

Each quarter, since the third quarter of 2011, AllianceBernstein has implemented plans to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. Each broker selected by AllianceBernstein has the authority under the terms and limitations specified in the plan to repurchase Holding Units on AllianceBernstein’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2013 expired at the close of business on February 11, 2014. AllianceBernstein did not buy any Holding Units pursuant to this plan during the fourth quarter of 2013. AllianceBernstein may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During 2013, AllianceBernstein granted to employees and Eligible Directors 13.9 million restricted Holding Unit awards (including 6.5 million granted in December 2013 for 2013 year-end awards and 6.5 million granted in January 2013 for 2012 year-end awards). During 2012, AllianceBernstein granted to employees and Eligible Directors 12.1 million restricted Holding Unit awards (including 2.7 million granted in June 2012 to Peter Kraus, our Chief Executive Officer, in connection with his extended employment agreement and 8.7 million granted in January 2012 for 2011 year-end awards). Prior to the third quarter of 2013 (and our decision described in the next paragraph to retire unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust), AllianceBernstein funded awards by allocating previously repurchased Holding Units that had been held in the rabbi trust. In December 2013, we newly issued 3.9 million Holding Units to fund the restricted Holding Unit awards granted by AllianceBernstein in December 2013.

Effective July 1, 2013, management retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust. To retire such units, AllianceBernstein delivered the unallocated Holding Units held in its consolidated rabbi trust to Holding in exchange for the same amount of AllianceBernstein units. Each entity then retired its respective units. As a result, on July 31, 2013, each of AllianceBernstein’s and Holding’s units outstanding decreased by approximately 13.1 million units. AllianceBernstein and Holding intend (subject to compliance with applicable safe harbor rules to avoid AllianceBernstein being treated as a publicly traded partnership) to retire additional units as AllianceBernstein purchases Holding Units on the open market or when AllianceBernstein purchases Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, if such units are not required to fund new employee awards in the near future. If a sufficient number of Holding Units is not available in the rabbi trust to fund new awards, Holding will newly issue Holding Units in exchange for newly-issued AllianceBernstein units, as was done in December 2013.

Generally, when a corporate entity repurchases its shares, the shares no longer are deemed outstanding. Because of our two-tier partnership structure, Holding Units purchased by AllianceBernstein and held in its consolidated rabbi trust are considered outstanding (unlike repurchased shares of a single corporate entity). Accordingly, management’s decision to retire repurchased Holding Units rather than allowing them to remain outstanding in the rabbi trust more closely aligns the effect of AllianceBernstein’s Holding Unit purchases with that of corporate entities that repurchase their shares.

During 2013, Holding issued 887,642 Holding Units upon exercise of options to buy Holding Units. Holding used the proceeds of $15.1 million to purchase the equivalent number of newly-issued AllianceBernstein Units.

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

	Years Ended December 31,
	2013	2012	2011
	(in thousands, except per unit amounts)

Net income (loss) - basic	$165,502	$51,085	$(93,268)
Additional allocation of equity in net income attributable to AllianceBernstein resulting from assumed dilutive effect of compensatory options	1,166	—	—
Net income (loss) - diluted	$166,668	$51,085	$(93,268)

Weighted average units outstanding - basic	96,461	101,067	103,288
Dilutive effect of compensatory options	961	1	—
Weighted average units outstanding - diluted	97,422	101,068	103,288

Basic net income (loss) per unit	$1.72	$0.51	$(0.90)
Diluted net income (loss) per unit	$1.71	$0.51	$(0.90)

For the years ended December 31, 2013, 2012 and 2011, we excluded 2,923,035, 8,438,902 and 3,813,567 options, respectively, from the diluted net income (loss) per unit computation due to their anti-dilutive effect. Weighted average units outstanding do not include Holding’s proportional share (35.9% in 2013, 37.5% in 2012 and 37.5% in 2011) of the unallocated Holding Units then held by AllianceBernstein in its consolidated rabbi trust.

As discussed in Note 2, on July 1, 2013, management retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust, and continued to retire units during the third and fourth quarters of 2013 as AllianceBernstein purchased Holding Units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

4. Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
	(in thousands)

Investment in AllianceBernstein as of January 1,	$1,560,536	$1,627,912
Equity in net income attributable to AllianceBernstein Unitholders	185,912	70,807
Changes in accumulated other comprehensive income (loss)	5,667	(3,756)
Cash distributions received from AllianceBernstein	(166,324)	(120,950)
Additional investments in AllianceBernstein from cash distributions paid to AllianceBernstein consolidated rabbi trust	14,076	11,595
Additional investments with proceeds from exercises of compensatory options to buy Holding Units, net	15,138	—
Reclassification of payable to AllianceBernstein	(9,226)	—
Capital contributions from AllianceBernstein	(1,566)	—
AllianceBernstein Holding Units retired	(287,303)	—
AllianceBernstein Holding Units issued to fund long-term incentive compensation plans	84,531	—
Change in Holding Units held by AllianceBernstein for long-term incentive compensation plans	132,213	(25,072)
Investment in AllianceBernstein as of December 31,	$1,533,654	$1,560,536

As of June 30, 2013, Holding had a due to AllianceBernstein balance of $9.2 million. During the second quarter of 2013, management determined that the liability should be settled only upon liquidation of Holding. As a result of this determination, and due to the affiliated nature of Holding and AllianceBernstein, this liability has been included as a reduction in Holding’s investment in AllianceBernstein in the statement of financial condition as of December 31, 2013.

5. Units Outstanding

Changes in Holding Units outstanding for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012

Outstanding as of January 1,	105,173,342	105,173,342
Options exercised	887,642	—
Units issued	3,935,345	—
Units retired	(13,967,835)	—
Outstanding as of December 31,	96,028,494	105,173,342

As discussed in Note 2, on July 1, 2013, management retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust, and continued to retire units during the third and fourth quarters of 2013 as AllianceBernstein purchased Holding Units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

6. Income Taxes

Holding is a “grandfathered” publicly-traded partnership ("PTP") for federal tax purposes and, accordingly, is not subject to federal or state corporate income taxes. However, Holding is subject to the 4.0% New York City unincorporated business tax (“UBT”), net of credits for UBT paid by AllianceBernstein, and to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business. Holding’s partnership gross income is derived from its interest in AllianceBernstein.

The principal reasons for the difference between Holding’s effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31,
	2013		2012		2011
	(in thousands)

UBT statutory rate	$7,490	4.0%	$2,832	4.0%	$(2,623)	4.0%
Federal tax on partnership gross business income	19,944	10.7	19,348	27.3	27,275	(41.6)
State income taxes	466	0.3	374	0.6	412	(0.6)
Credit for UBT paid by AllianceBernstein	(7,490)	(4.0)	(2,832)	(4.0)	2,623	(4.0)
Income tax expense and effective tax rate	$20,410	11.0	$19,722	27.9	$27,687	(42.2)

Holding’s income tax is computed by multiplying certain AllianceBernstein qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by Holding’s ownership interest in AllianceBernstein, multiplied by the 3.5% tax rate. Since the fourth quarter of 2012, Holding Units in AllianceBernstein’s consolidated rabbi trust have not been treated as outstanding for purposes of calculating Holding’s ownership interest in AllianceBernstein, which lowered income tax expense in 2012 and 2013.

	Years Ended December 31,			% Change
	2013	2012	2011	2013-12	2012-11
	(in thousands)

Net income (loss) attributable to AllianceBernstein Unitholders	$517,676	$188,916	$(174,768)	174.0%	n/m
Multiplied by: weighted average equity ownership interest	35.9%	37.5%	37.5%
Equity in net income (loss) attributable to AllianceBernstein Unitholders	$185,912	$70,807	$(65,581)	162.6	n/m

AllianceBernstein qualifying revenues	$2,041,642	$1,930,154	$2,082,133	5.8	(7.3)%
Multiplied by: weighted average equity ownership interest for calculating tax	27.9%	28.7%	37.5%
Multiplied by: federal tax	3.5%	3.5%	3.5%
Federal income taxes	19,944	19,348	27,275
State income taxes	466	374	412
Total income taxes	$20,410	$19,722	$27,687	3.5	(28.8)

In order to preserve Holding’s status as a “grandfathered” PTP for federal income tax purposes, management ensures that Holding does not directly or indirectly (through AllianceBernstein) enter into a substantial new line of business. If Holding were to lose its status as a “grandfathered” PTP, it would be subject to corporate income tax, which would reduce materially Holding’s net income and its quarterly distributions to Holding unitholders.

The effect of a tax position is recognized in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based solely on its technical merits. In making this assessment, a company must assume that the taxing authority will examine the tax position and have full knowledge of all relevant information. Accordingly, we have no liability for unrecognized tax benefits as of December 31, 2013 and 2012. A liability for unrecognized tax benefits, if required, would be recorded in income tax expense and affect the company’s effective tax rate.

We are no longer subject to federal, state and local income tax examinations by tax authorities for all years prior to 2010. Currently, there are no examinations in progress and to date we have not been notified of any future examinations by applicable taxing authorities.

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

During the first quarter of 2012, AllianceBernstein received a legal letter of claim (the “Letter of Claim”) sent on behalf of Philips Pension Trustees Limited and Philips Electronic U.K. Limited (“Philips”), a former pension fund client, alleging that AllianceBernstein Limited (one of AllianceBernstein’s subsidiaries organized in the U.K.) was negligent and failed to meet certain applicable standards of care with respect to the initial investment in, and management of, a £500 million portfolio of U.S. mortgage-backed securities. The alleged damages range between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. On January 2, 2014, Philips filed a claim form (“Claim”) in the High Court of Justice in London, England, which formally commences litigation with respect to the allegations in the Letter of Claim.

We believe that any losses to Philips resulted from adverse developments in the U.S. housing and mortgage market that precipitated the financial crisis in 2008 and not from any negligence or failure on our part. We believe that we have strong defenses to these claims, which were set forth in our October 12, 2012 response to the Letter of Claim, and will defend this matter vigorously. Currently, we are unable to estimate a reasonably possible range of loss because the matter remains in its early stages.

In addition to the Claim discussed immediately above, AllianceBernstein is involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege significant damages.

In the opinion of AllianceBernstein’s management, an adequate accrual has been made as of December 31, 2013 to provide for any probable losses regarding any litigation matters for which it can reasonably estimate an amount of loss. It is reasonably possible that AllianceBernstein could incur additional losses pertaining to these matters, but currently management cannot estimate any such additional losses.

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

8. Quarterly Financial Data (Unaudited)

	Quarters Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

2013:
Equity in net income attributable to AllianceBernstein Unitholders	$62,971	$34,504	$45,440	$42,997
Net income	$57,472	$29,523	$40,276	$38,231
Basic net income per unit(1)	$0.62	$0.32	$0.40	$0.38
Diluted net income per unit(1)	$0.62	$0.32	$0.40	$0.38
Cash distributions per unit(2)(3)	$0.60	$0.40	$0.41	$0.38

2012:
Equity in net income (loss) attributable to AllianceBernstein Unitholders	$26,892	$(16,595)	$27,803	$32,707
Net income (loss)	$26,189	$(23,142)	$21,339	$26,699
Basic net income (loss) per unit(1)	$0.26	$(0.23)	$0.21	$0.26
Diluted net income (loss) per unit(1)	$0.26	$(0.23)	$0.21	$0.26
Cash distributions per unit(2)(3)	$0.40	$0.36	$0.21	$0.26

(1)	Basic and diluted net income (loss) per unit are computed independently for each of the periods presented. Accordingly, the sum of the quarterly net income (loss) per unit amounts may not agree to the total for the year.
(2)	Declared and paid during the following quarter.
(3)	Commencing in the third quarter of 2012, distributions reflect the impact of AllianceBernstein’s non-GAAP adjustments.

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of
AllianceBernstein L.P.:

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, changes in partners’ capital and cash flows present fairly, in all material respects, the financial position of AllianceBernstein L.P. and its subsidiaries (“AllianceBernstein”) at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, AllianceBernstein maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AllianceBernstein’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on AllianceBernstein’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 12, 2014

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2013	2012
	(in thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$509,891	$627,182
Cash and securities segregated, at fair value (cost $980,458 and $1,551,177)	980,584	1,551,326
Receivables, net:
Brokers and dealers	323,446	408,037
Brokerage clients	938,148	942,034
Fees	289,039	265,685
Investments:
Long-term incentive compensation-related	117,579	122,977
Other	662,015	609,357
Furniture, equipment and leasehold improvements, net	174,518	196,125
Goodwill	2,986,539	2,954,327
Intangible assets, net	168,875	169,208
Deferred sales commissions, net	70,574	95,430
Other assets	164,643	173,362
Total assets	$7,385,851	$8,115,050

LIABILITIES AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$291,023	$220,736
Securities sold not yet purchased	71,983	63,838
Brokerage clients	1,698,469	2,563,061
AllianceBernstein mutual funds	133,005	156,679
Accounts payable and accrued expenses	529,004	499,076
Accrued compensation and benefits	324,243	485,229
Debt	268,398	323,163
Total liabilities	3,316,125	4,311,782
Commitments and contingencies (See Note 13)
Capital:
General Partner	40,382	41,213
Limited partners: 268,373,419 and 277,600,901 units issued and outstanding	4,078,676	4,165,461
Receivables from affiliates	(16,542)	(8,441)
Holding Units held for long-term incentive compensation plans	(39,649)	(389,941)
Accumulated other comprehensive income (loss)	(35,381)	(48,526)
Partners’ capital attributable to AllianceBernstein Unitholders	4,027,486	3,759,766
Non-controlling interests in consolidated entities	42,240	43,502
Total capital	4,069,726	3,803,268
Total liabilities and capital	$7,385,851	$8,115,050

See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2013	2012	2011
	(in thousands, except per unit amounts)

Revenues:
Investment advisory and services fees	$1,849,105	$1,764,475	$1,907,318
Bernstein research services	445,083	413,707	437,414
Distribution revenues	465,424	409,488	360,722
Dividend and interest income	19,962	21,286	21,499
Investment gains (losses)	33,339	29,202	(82,081)
Other revenues	105,058	101,801	107,569
Total revenues	2,917,971	2,739,959	2,752,441
Less: Interest expense	2,924	3,222	2,550
Net revenues	2,915,047	2,736,737	2,749,891

Expenses:
Employee compensation and benefits:
Employee compensation and benefits	1,212,011	1,168,645	1,246,898
Long-term incentive compensation charge	—	—	587,131
Promotion and servicing:
Distribution-related payments	423,200	367,090	302,684
Amortization of deferred sales commissions	41,279	40,262	37,675
Other	208,192	202,191	219,197
General and administrative:
General and administrative	423,043	507,682	532,896
Real estate charges	28,424	223,038	7,235
Contingent payment arrangements	(10,174)	682	682
Interest on borrowings	2,962	3,429	2,545
Amortization of intangible assets	21,859	21,353	21,417
Total expenses	2,350,796	2,534,372	2,958,360

Operating income (loss)	564,251	202,365	(208,469)

Income tax expense	36,829	13,764	3,098

Net income (loss)	527,422	188,601	(211,567)

Net income (loss) of consolidated entities attributable to non-controlling interests	9,746	(315)	(36,799)

Net income (loss) attributable to AllianceBernstein Unitholders	$517,676	$188,916	$(174,768)

Net income (loss) per AllianceBernstein Unit:
Basic	$1.89	$0.67	$(0.62)
Diluted	$1.88	$0.67	$(0.62)

See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2013	2012	2011
	(in thousands)

Net income (loss)	$527,422	$188,601	$(211,567)
Other comprehensive income (loss):
Foreign currency translation adjustments	(12,422)	(1,253)	1,802
Income tax benefit (expense)	—	796	(1,405)
Foreign currency translation adjustments, net of tax	(12,422)	(457)	397
Unrealized (losses) gains on investments:
Unrealized gains arising during period	819	1,375	225
Less: reclassification adjustment for gains (losses) included in net income	4,715	47	(34)
Changes in unrealized (losses) gains on investments	(3,896)	1,328	259
Income tax benefit (expense)	1,130	(780)	302
Unrealized (losses) gains on investments, net of tax	(2,766)	548	561
Changes in employee benefit related items:
Amortization of transition asset	(47)	(143)	(143)
Amortization of prior service cost	5,828	107	107
Recognized actuarial gain (loss)	22,853	(10,074)	(15,408)
Changes in employee benefit related items	28,634	(10,110)	(15,444)
Income tax (expense) benefit	(444)	(134)	340
Employee benefit related items, net of tax	28,190	(10,244)	(15,104)
Other comprehensive income (loss)	13,002	(10,153)	(14,146)
Less: Comprehensive income (loss) in consolidated entities attributable to non-controlling interests	9,603	(354)	(37,316)
Comprehensive income (loss) attributable to AllianceBernstein Unitholders	$530,821	$178,802	$(188,397)

See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
General Partner’s Capital
Balance, beginning of year	$41,213	$42,632	$48,986
Net income (loss)	5,177	1,889	(1,748)
Cash distributions to General Partner	(4,623)	(3,226)	(4,775)
Long-term incentive compensation plans activity	643	(82)	132
Retirement of AllianceBernstein Units, net of issuances	(2,028)	—	—
Purchase of Australian joint venture non-controlled interest	—	—	37
Balance, end of year	40,382	41,213	42,632
Limited Partners' Capital
Balance, beginning of year	4,165,461	4,306,760	4,905,037
Net income (loss)	512,498	187,027	(173,020)
Cash distributions to unitholders	(456,659)	(318,208)	(471,691)
Long-term incentive compensation plans activity	59,924	(6,923)	49,290
Retirement of AllianceBernstein Units, net of issuances	(202,548)	(3,195)	(6,522)
Purchase of Australian joint venture non-controlled interest	—	—	3,666
Balance, end of year	4,078,676	4,165,461	4,306,760
Receivables from Affiliates
Balance, beginning of year	(8,441)	(12,135)	(15,973)
Capital contributions from General Partner	3,386	4,440	4,793
Compensation plan accrual	(695)	(746)	(955)
Reclass of receivable from Holding	(9,226)	—	—
Capital contributions to Holding	(1,566)	—	—
Balance, end of year	(16,542)	(8,441)	(12,135)
Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of year	(389,941)	(323,382)	(535,410)
Purchases of Holding Units to fund long-term compensation plans, net	(111,619)	(238,015)	(220,813)
Reclassification from liability-based awards	130,777	130,281	—
Retirement of AllianceBernstein Units, net of issuances	202,772	—	—
Long-term incentive compensation awards expense	162,771	20,661	437,743
Re-valuation of Holding Units held in rabbi trust	(34,409)	20,514	(4,902)
Balance, end of year	(39,649)	(389,941)	(323,382)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(48,526)	(38,413)	(31,801)
Unrealized gain (loss) on investments, net of tax	(2,766)	548	528
Foreign currency translation adjustment, net of tax	(12,279)	(417)	7,964
Changes in employee benefit related items, net of tax	28,190	(10,244)	(15,104)
Balance, end of year	(35,381)	(48,526)	(38,413)
Total Partners' Capital attributable to AllianceBernstein Unitholders	4,027,486	3,759,766	3,975,462
Non-controlling Interests in Consolidated Entities
Balance, beginning of year	43,502	54,025	124,517
Net income (loss)	9,746	(315)	(36,799)
Unrealized (loss) gain on investments	—	—	33
Foreign currency translation adjustment	(143)	(39)	(550)
Acquisitions	—	(1)	(32,103)
Distributions to non-controlling interests of our consolidated venture capital fund activities	(10,865)	(10,168)	(1,073)
Balance, end of year	42,240	43,502	54,025
Total Capital	$4,069,726	$3,803,268	$4,029,487

See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$527,422	$188,601	$(211,567)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred sales commissions	41,279	40,262	37,675
Non-cash long-term incentive compensation expense	159,020	21,830	474,103
Depreciation and other amortization	60,009	76,257	83,489
Unrealized (gains) losses on long-term incentive compensation-related investments	(14,985)	(15,395)	12,037
Unrealized (gains) losses on consolidated venture capital fund	(22,148)	(18,233)	38,974
Unrealized (gains) losses on other investments	(4,947)	(40,541)	23,535
Real estate asset write-off charges	3,837	41,450	4,639
Other, net	(70)	1,552	5,069
Changes in assets and liabilities:
Decrease (increase) in segregated cash and securities	570,742	(271,471)	(169,964)
Decrease (increase) in receivables	140,254	(226,553)	1,164
(Increase) decrease in investments	(10,781)	136,901	(110,600)
(Increase) in deferred sales commissions	(16,423)	(75,693)	(21,518)
Decrease (increase) in other assets	755	4,363	(26,048)
(Decrease) increase in payables	(867,447)	613,345	284,680
(Decrease) increase in accounts payable and accrued expenses	(51,880)	137,898	(26,343)
(Decrease) increase in accrued compensation and benefits	(9,076)	69,406	178,870
Net cash provided by operating activities	505,561	683,979	578,195

Cash flows from investing activities:
Purchases of investments	(7,702)	(108)	(56)
Proceeds from sales of investments	10,884	780	3,507
Purchases of furniture, equipment and leasehold improvements	(21,615)	(21,650)	(39,590)
Proceeds from sales of furniture, equipment and leasehold improvements	12	2,636	1,251
Purchase of businesses, net of cash acquired	(38,636)	—	(41,835)
Net cash used in investing activities	(57,057)	(18,342)	(76,723)

Cash flows from financing activities:
(Repayment) issuance of commercial paper, net	(55,754)	(123,250)	219,363
Increase (decrease) in overdrafts payable	52,277	(244)	(38,640)
Distributions to General Partner and unitholders	(461,282)	(321,434)	(476,466)
Distributions to non-controlling interests in consolidated entities	(10,865)	(10,168)	(1,073)
Capital contributions from General Partner	3,386	4,440	4,793
Capital contributions to Holding	(1,566)	—	—
Payments of contingent payment arrangements	(4,426)	—	—
Additional investments by Holding with proceeds from exercise of compensatory options to buy Holding Units	15,138	—	1,478
Additional investments by Holding from distributions paid to AllianceBernstein consolidated rabbi trust	14,076	11,595	5,727
Purchases of Holding Units to fund long-term incentive compensation plan awards, net	(111,619)	(238,015)	(220,813)
Purchases of AllianceBernstein Units	(1,805)	(3,195)	(6,522)
Other	62	(1,964)	(95)
Net cash used in financing activities	(562,378)	(682,235)	(512,248)
Effect of exchange rate changes on cash and cash equivalents	(3,417)	5,099	(734)
Net (decrease) in cash and cash equivalents	(117,291)	(11,499)	(11,510)
Cash and cash equivalents as of beginning of the period	627,182	638,681	650,191
Cash and cash equivalents as of end of the period	$509,891	$627,182	$638,681
Cash paid:
Interest paid	$3,692	$4,809	$3,001
Income taxes paid	13,423	10,063	29,477
Non-cash investing activities:
Fair value of assets acquired	81,929	—	30,368
Fair value of liabilities assumed	43,293	—	4,999
Non-cash financing activities:
Payables recorded under contingent payment arrangements	17,100	—	4,400

See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries
Notes to Consolidated Financial Statements

The words “we” and “our” refer collectively to AllianceBernstein L.P. and its subsidiaries (“AllianceBernstein”), or to their officers and employees. Similarly, the word “company” refers to AllianceBernstein. Cross-references are in italics.

1. Business Description and Organization

We provide research, diversified investment management and related services globally to a broad range of clients. Our principal services include:

•	Institutional Services—servicing our institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as AXA and its subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

•	Retail Services—servicing our retail clients, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.

•	Private Client Services—servicing our private clients, including high-net-worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities (including most institutions for which we manage accounts with less than $25 million in assets), by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles.

•	Bernstein Research Services—servicing institutional investors, such as pension fund, hedge fund and mutual fund managers, seeking high-quality fundamental research, quantitative services and brokerage-related services in equities and listed options.

We also provide distribution, shareholder servicing, transfer agency services and administrative services to the mutual funds we sponsor.

Our high-quality, in-depth research is the foundation of our business. Our research disciplines include economic, fundamental equity, fixed income and quantitative research. In addition, we have experts focused on multi-asset strategies, wealth management and alternatives.

We provide a broad range of investment services with expertise in:

•	Actively-managed equity strategies, including style-pure (e.g., value and growth) and absolute return-focused strategies;

•	Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds and private equity (e.g., direct real estate investing); and

•	Multi-asset services and solutions, including dynamic asset allocation, customized target date funds, target risk funds and other strategies tailored to help clients meet their investment goals.

Our services employ various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

As of December 31, 2013, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“Holding Units”).

As of December 31, 2013, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	63.1%
Holding	35.4
Unaffiliated holders	1.5
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“Holding”) and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 63.7% economic interest in AllianceBernstein as of December 31, 2013.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of the consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include AllianceBernstein and its majority-owned and/or controlled subsidiaries. All significant inter-company transactions and balances among the consolidated entities have been eliminated.

Recently Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities. The amended standard requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. We adopted this standard effective as of January 1, 2013 (see Note 8) and there was no material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. We adopted this standard effective as of January 1, 2013. However, no additional disclosures are required because amounts reclassified out of accumulated other comprehensive income are not material.

Accounting Pronouncements Not Yet Adopted

In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendment is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013 and is not expected to have a material impact on our financial condition or results of operations.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendment is effective prospectively for fiscal years (and interim periods within those years) beginning after December 15, 2013 and is not expected to have a material impact on our financial condition or results of operations.

Reclassifications

During 2013, we reclassified prior-period amounts relating to the servicing portion of the investment advisory base fees earned by AllianceBernstein Japan Ltd. (one of our subsidiaries) for the distribution of local-market funds from investment advisory base fees to distribution revenues in the consolidated statements of income to conform to the current year’s presentation. This reclassification is consistent with the methodology used by AllianceBernstein Luxembourg S.A. (another of our subsidiaries, “AllianceBernstein Luxembourg”) related to the distribution of our funds that are not registered in the U.S. and generally not offered to U.S. persons (“Non-U.S Funds”).

Accretion expense related to contingent payment arrangements previously presented as a component of general and administrative expense is now presented separately for all periods as contingent payment arrangements in the consolidated statements of income to conform to the current year’s presentation.

Variable Interest Entities

In accordance with ASU 2009-17, Consolidation (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design, a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, and whether a company is obligated to absorb losses or receive benefits that could potentially be significant to the entity. The standard also requires ongoing assessments of whether a company is the primary beneficiary of a variable interest entity (“VIE”). In January 2010, the FASB deferred portions of ASU 2009-17 that relate to asset managers. We determined that all entities for which we are a sponsor and/or investment manager, other than collateralized debt obligations and collateralized loan obligations (collectively, “CDOs”), qualify for the scope deferral and will continue to be assessed for consolidation under prior accounting guidance for consolidation of VIEs.

For all new investment products and entities developed by the company (other than CDOs), we first determine whether the entity is a VIE, which involves determining an entity’s variability and variable interests, identifying the holders of the equity investment at risk and assessing the five characteristics of a VIE.  Once an entity has been determined to be a VIE, we then identify the primary beneficiary of the VIE.  If we are deemed to be the primary beneficiary of the VIE, then we consolidate the entity.

We provide seed capital to our investment teams to develop new products and services for our clients.  Our original seed investment typically represents all or a majority of the equity investment in the new product.  Our seed investment portfolio has a weighted average age of approximately 14 months and we typically turn over approximately 50% of the seed investments annually.  These investments are temporary in nature, and our equity ownership in these funds may fluctuate above and below 50% from one reporting period to the next. Our large seed capital investments range from $1 million to $30 million, with an average size of $11 million.  The Audit Committee of the Board of Directors has established a ceiling of $550 million for the seed investment program.  We evaluate our seed investments on a quarterly basis and consolidate such investments as required pursuant to US GAAP.

As of December 31, 2013, we were the investment manager for four CDOs that meet the definition of a VIE primarily due to the lack of unilateral decision-making authority of the equity holders. The CDOs are alternative investment vehicles created for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. Our management fee structure for these CDOs typically will include a senior management fee, and may also include subordinated and incentive management fees. We hold no equity interest in any of these CDOs. For each of the CDOs, we evaluated the management fee structure, the current and expected economic performance of the entities and other provisions included in the governing documents of the CDOs that might restrict or guarantee an expected loss or residual return. In accordance with ASC 810, Consolidation, we concluded that our investment management contract does not represent a variable interest in three of the four CDOs. As such, we are not required to consolidate these entities.

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

In evaluating criteria (2), we considered all facts regarding the design, terms and characteristics of the CDO and concluded that we do not meet the criteria. Our conclusion was based on the following quantitative and qualitative factors: (a) we have no involvement with the CDO beyond providing investment management services, (b) we hold no equity or debt interests in the CDO, (c) we are not a transferor of any of the assets of the CDO, (d) our expected aggregate fees in future periods are insignificant relative to the expected cash flows of the CDO, (e) the variability of our expected fees in relation to the expected cash flows of the CDO is insignificant, (f) our maximum exposure to loss for the CDO is our investment management fee, which is based upon the fair value of the CDO’s assets, (g) the CDO has no recourse against us for any losses sustained in the CDO structure, (h) we have not provided, nor do we expect to provide, any financial or other support to the CDO, and (i) there are no liquidity arrangements, guarantees and/or other commitments by third parties that would impact our variable interest in the CDO. As such, we do not have a controlling financial interest in the CDO and we do not consolidate the CDO into our consolidated financial statements. The cash, collateral investments (at fair value) and notes payable (at amortized cost) as of December 31, 2013 of this CDO were $17.9 million, $241.8 million and $254.4 million, respectively.

For the entities that meet the scope deferral, management reviews its agreements quarterly and its investments in, and other financial arrangements with, certain entities that hold client assets under management (“AUM”) to determine the VIEs that we are required to consolidate. These entities include certain mutual fund products, hedge funds, structured products, group trusts, collective investment trusts and limited partnerships. We earn investment management fees on AUM of these entities, but we derive no other benefit from the AUM and cannot use them in our operations.

As of December 31, 2013, we have significant variable interests in certain structured products and hedge funds with approximately $25.8 million in AUM. However, these VIEs do not require consolidation because management has determined that we are not the primary beneficiary of the expected residual returns or expected losses of these entities. Our maximum exposure to loss is limited to our investment of $0.2 million in these entities.

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

Collateralized Securities Transactions

Customers’ securities transactions are recorded on a settlement date basis, with related commission income and expenses reported on a trade date basis. Receivables from and payables to clients include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables; such collateral is not reflected in the consolidated financial statements. We have the ability by contract or custom to sell or re-pledge this collateral, and have done so at various times. As of December 31, 2013, the fair value of these securities re-pledged was $2.8 million. Principal securities transactions and related expenses are recorded on a trade date basis.

Securities borrowed and securities loaned by Sanford C. Bernstein & Co., LLC (“SCB LLC”) and Sanford C. Bernstein Limited (“SCBL”), each of which is our subsidiary, are recorded at the amount of cash collateral advanced or received in connection with the transaction and are included in receivables from and payables to brokers and dealers in the consolidated statements of financial condition. Securities borrowed transactions require SCB LLC and SCBL to deposit cash collateral with the lender. As of December 31, 2013 and 2012, cash collateral on deposit with lenders was $83.6 million and $106.3 million, respectively. With respect to securities loaned, SCB LLC (SCBL does not participate in security lending arrangements) receives cash collateral from the borrower. As of December 31, 2013 and 2012, cash collateral received from borrowers was $65.1 million and $12.5 million, respectively. The initial collateral advanced or received approximates or is greater than the fair value of securities borrowed or loaned. SCB LLC and SCBL monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate. As of December 31, 2013 and 2012, there is no allowance provision required for the collateral advanced. Income or expense is recognized over the life of the transactions.

As of December 31, 2013 and 2012, we had $26.5 million and $25.8 million, respectively, of cash on deposit with clearing organizations for trade facilitation purposes. In addition, as of December 31, 2013 and 2012, SCB LLC held U.S. Treasury Bills with values totaling $39.0 million and $28.0 million, respectively, in its investment account that are pledged as collateral with clearing organizations. These clearing organizations have the ability by contract or custom to sell or re-pledge this collateral.

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

The investments owned by our consolidated venture capital fund generally are illiquid and initially are valued at cost. These investments are adjusted to fair value to reflect the occurrence of “significant developments” (i.e., capital transactions or business, economic or market events). Adjustments to fair value are reported in investment gains and losses on the consolidated statements of income. There are three private equity investments that we own directly outside of our consolidated venture capital fund. One of the investments is accounted for using the cost method; the other two are accounted for at fair value.

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

Goodwill

In 2000, AllianceBernstein acquired SCB Inc., an investment research and management company formerly known as Sanford C. Bernstein Inc. (“Bernstein”). The Bernstein acquisition was accounted for under the purchase method and the cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, resulted in the recognition of goodwill of approximately $3.0 billion.

As of December 31, 2013, goodwill of $3.0 billion on the consolidated statement of financial condition included $2.8 billion as a result of the Bernstein acquisition and $186 million in regard to various smaller acquisitions. We have determined that AllianceBernstein has only one reporting segment and reporting unit.

We test our goodwill annually, as of September 30, for impairment. As of September 30, 2013, the impairment test indicated that goodwill was not impaired. The carrying value of goodwill is also reviewed if facts and circumstances occur that suggest possible impairment, such as significant declines in AUM, revenues, earnings or the price of a Holding Unit.

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to acquired investment management contracts of SCB Inc. based on their estimated fair value at the time of acquisition, less accumulated amortization. As of December 31, 2013, intangible assets, net of accumulated amortization, of $168.9 million on the consolidated statement of financial condition was composed of $158.9 million of definite-lived intangible assets subject to amortization, of which $139.7 million relates to the Bernstein acquisition, and $10.0 million of indefinite-lived intangible assets not subject to amortization in regard to other acquisitions. Intangible assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life of approximately 20 years. The gross carrying amount of intangible assets totaled $436.8 million as of December 31, 2013 and $425.3 million as of December 31, 2012, and accumulated amortization was $277.9 million as of December 31, 2013 and $256.1 million as of December 31, 2012, resulting in the net carrying amount of intangible assets subject to amortization of $158.9 million as of December 31, 2013 and $169.2 million as of December 31, 2012. Amortization expense was $21.9 million for 2013, $21.4 million for 2012 and $21.4 million for 2011. Estimated annual amortization expense for each of the next five years is approximately $22 million.

We periodically review intangible assets for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, additional impairment tests are performed to measure the amount of the impairment loss, if any.

Deferred Sales Commissions, Net

We pay commissions to financial intermediaries in connection with the sale of shares of open-end company-sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). These commissions are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for Non-U.S. Fund shares, the periods of time during which deferred sales commissions generally are recovered. We recover these commissions from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Since January 31, 2009, our U.S. mutual funds have not offered back-end load shares to new investors. However, our Non-U.S. Funds continue to offer back-end load shares.

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

We calculate AUM using established market-based valuation methods and fair valuation (non-observable market) methods. Market-based valuation methods include: last sale/settle prices from an exchange for actively-traded listed equities, options and futures; evaluated bid prices from recognized pricing vendors for fixed income, asset-backed or mortgage-backed issues; mid prices from recognized pricing vendors and brokers for credit default swaps; and quoted bids or spreads from pricing vendors and brokers for other derivative products. Fair valuation methods include: discounted cash flow models, evaluation of assets versus liabilities or any other methodology that is validated and approved by our Valuation Committee (see paragraph immediately below for additional information about our Valuation Committee). Fair valuation methods are used only where AUM cannot be valued using market-based valuation methods, such as in the case of private equity or illiquid securities. Investments utilizing fair valuation methods typically make up an insignificant amount of our total AUM. Market volatility has not had a significant effect on our ability to acquire market data and, accordingly, our ability to use market-based valuation methods.

The Valuation Committee, which is composed of senior officers and employees, is responsible for overseeing the pricing and valuation of all investments held in client and AllianceBernstein portfolios. The Valuation Committee has adopted a Statement of Pricing Policies describing principles and policies that apply to pricing and valuing investments held in these portfolios. We also have a Pricing Group, which reports to the Valuation Committee, and is responsible for overseeing the pricing process for all investments.

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

Contingent Payment Arrangements

We periodically enter into contingent payment arrangements in connection with our business combinations. In these arrangements, we agree to pay additional consideration to the sellers to the extent that certain performance targets are achieved. We estimate the fair value of these potential future obligations at the time a business combination is consummated and record a liability on our consolidated statements of financial condition. We then accrete the obligation to its expected payment amount over the period until the arrangement is measured. If our expected payment amount subsequently changes, the obligation is reduced or increased in the current period resulting in a gain or loss. Both gains and losses resulting from changes to expected payments and the accretion of these obligations to their expected payment amounts are reflected within contingent payment arrangements in our consolidated statements of income.

Mutual Fund Underwriting Activities

Purchases and sales of shares of company-sponsored mutual funds in connection with the underwriting activities of our subsidiaries, including related commission income, are recorded on trade date. Receivables from brokers and dealers for sale of shares of company-sponsored mutual funds generally are realized within three business days from trade date, in conjunction with the settlement of the related payables to company-sponsored mutual funds for share purchases. Distribution plan and other promotion and servicing payments are recognized as expense when incurred.

Long-term Incentive Compensation Plans

We maintain several unfunded, non-qualified long-term incentive compensation plans, under which we grant annual awards to our employees, generally in the fourth quarter.

Awards granted in December 2013, 2012 and 2011 allowed participants to allocate their awards between restricted Holding Units and deferred cash. Participants (except certain members of senior management) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $250,000 per award. Each of our employees based outside of the Unites States (other than expatriates) who received a 2013 award of $100,000 or less could have allocated up to 100% of his or her award to deferred cash. For the 2013 awards, participants made their elections prior to the Compensation Committee meeting on December 12, 2013, the date on which the awards were granted and were valued using the closing price of a Holding Unit on that day. For the 2012 and 2011 awards, participants had until mid-January 2013 and 2012, respectively, to make their elections. The number of restricted Holding Units issued equaled the remaining dollar value of the award divided by the average of the closing prices of a Holding Unit for a five business day period in January after participants made their elections each year. For the 2011 through 2013 awards:

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

We recognize compensation expense related to equity compensation grants in the financial statements using the fair value method. Fair value of restricted Holding Unit awards is the closing price of a Holding Unit on the grant date; fair value of options is determined using the Black-Scholes option valuation model. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the required service period. Prior to a change made to the employee long-term incentive compensation award program in the fourth quarter of 2011 (as described below), an employee’s service requirement typically was the same as the delivery dates. This change eliminated employee service requirements, but did not modify delivery dates contained in the original award agreements.

During 2013, we recorded $157.7 million of expense associated with our 2013 long-term incentive compensation awards and we awarded 6.5 million restricted Holding Units.

During 2012, we recorded $150.1 million of expense associated with our 2012 long-term incentive compensation awards. In January 2013, 6.5 million restricted Holding Units held in the consolidated rabbi trust were used to fund the 2012 awards and we reclassified $129.2 million of the liability to partners’ capital as equity-based awards.

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

As a result of these changes, we recorded a one-time, non-cash charge of $587.1 million in the fourth quarter of 2011 for all unrecognized long-term incentive compensation on the amended outstanding awards from prior years. In addition, upon approval and communication of the dollar value of the 2011 awards in December 2011, we recorded 100% of the expense associated with our 2011 long-term incentive compensation awards of $159.9 million. In January 2012, 8.7 million restricted Holding Units held in the consolidated rabbi trust were used to fund the 2011 awards and we reclassified $130.3 million of the liability to partners’ capital as equity-based awards.

Grants of restricted Holding Units and options to buy Holding Units typically are awarded to eligible members of the Board of Directors (“Eligible Directors”) of the General Partner during the second quarter. Restricted Holding Units are distributed on the third anniversary of the grant date and the options become exercisable ratably over three years. These restricted Holding Units and options are not forfeitable (except if the Eligible Director is terminated for “Cause”, as that term is defined in the applicable award agreement). Due to there being no service requirement, we fully expense these awards on each grant date.

We fund our restricted Holding Unit awards either by purchasing Holding Units on the open market or purchasing newly-issued Holding Units from Holding, all of which are then held in a consolidated rabbi trust until they are distributed to employees upon vesting or retired. In accordance with the Amended and Restated Agreement of Limited Partnership of AllianceBernstein (“AllianceBernstein Partnership Agreement”), when AllianceBernstein purchases newly-issued Holding Units from Holding, Holding is required to use the proceeds it receives from AllianceBernstein to purchase the equivalent number of newly-issued AllianceBernstein Units, thus increasing its percentage ownership interest in AllianceBernstein. Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AllianceBernstein.

During 2013 and 2012, we purchased 5.2 million and 15.7 million Holding Units for $111.3 million and $239.5 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 1.9 million and 12.3 million Holding Units for $38.5 million and $182.3 million, respectively, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

Each quarter, since the third quarter of 2011, we have implemented plans to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods and because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2013 expired at the close of business on February 11, 2014. We did not buy any Holding Units pursuant to this plan during the fourth quarter of 2013. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During 2013, we granted to employees and Eligible Directors 13.9 million restricted Holding Unit awards (including 6.5 million granted in December 2013 for 2013 year-end awards and 6.5 million granted in January 2013 for 2012 year-end awards). During 2012, we granted to employees and Eligible Directors 12.1 million restricted Holding Unit awards (including 2.7 million granted in June 2012 to Peter Kraus, our Chief Executive Officer, in connection with his extended employment agreement and 8.7 million granted in January 2012 for 2011 year-end awards). Prior to the third quarter of 2013 (and our decision described in the next paragraph to retire unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust), we funded awards by allocating previously repurchased Holding Units that had been held in the rabbi trust. In December 2013, Holding newly issued 3.9 million Holding Units to fund the restricted Holding Unit awards granted in December 2013.

Effective July 1, 2013, management retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust. To retire such units, AllianceBernstein delivered the unallocated Holding Units held in its consolidated rabbi trust to Holding in exchange for the same amount of AllianceBernstein units. Each entity then retired its respective units. As a result, on July 1, 2013, each of AllianceBernstein’s and Holding’s units outstanding decreased by approximately 13.1 million units. AllianceBernstein and Holding intend (subject to compliance with applicable safe harbor rules to avoid AllianceBernstein being treated as a publicly traded partnership) to retire additional units as AllianceBernstein purchases Holding Units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, if such units are not required to fund new employee awards in the near future. If a sufficient number of Holding Units is not available in the rabbi trust to fund new awards, Holding will newly issue Holding Units in exchange for newly-issued AllianceBernstein units, as was done in December 2013.

Generally, when a corporate entity repurchases its shares, the shares no longer are deemed outstanding. Because of our two-tier partnership structure, Holding Units purchased by AllianceBernstein and held in its consolidated rabbi trust are considered outstanding (unlike repurchased shares of a single corporate entity). Accordingly, management’s decision to retire repurchased Holding Units rather than allowing them to remain outstanding in the rabbi trust more closely aligns the effect of our Holding Unit purchases with that of corporate entities that repurchase their shares.

During 2013, Holding issued 887,642 Holding Units upon exercise of options to buy Holding Units. Holding used the proceeds of $15.1 million to purchase the equivalent number of newly-issued AllianceBernstein Units.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated from the functional currencies into United States dollars (“US$”) at exchange rates in effect at the balance sheet dates, and related revenues and expenses are translated into US$ at average exchange rates in effect during each period. Net foreign currency gains and losses resulting from the translation of assets and liabilities of foreign operations into US$ are reported as a separate component of other comprehensive income in the consolidated statements of comprehensive income. Net foreign currency transaction losses were $3.1 million, $1.1 million and $2.4 million for 2013, 2012 and 2011, respectively.

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

On February 12, 2014, the General Partner declared a distribution of $0.66 per AllianceBernstein Unit, representing a distribution of Available Cash Flow for the three months ended December 31, 2013. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on March 13, 2014 to holders of record on February 24, 2014.

Total cash distributions per Unit paid to the General Partner and unitholders during 2013, 2012 and 2011 were $1.69, $1.15 and $1.70, respectively.

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

3. Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions commencing in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (in excess of 90% of this space has been sublet) and largely consolidate our New York-based employees into two office locations from three. We recorded pre-tax real estate charges of $101.7 million in 2010 that reflected the net present value of the difference between the amount of our ongoing contractual operating lease obligations for this space and our estimate of current market rental rates ($76.2 million), as well as the write-off of leasehold improvements, furniture and equipment related to this space ($25.5 million). We periodically review the assumptions and estimates we used in recording these charges.

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

During the first half of 2012, we recorded pre-tax real estate charges totaling $16.1 million, reflecting $8.8 million resulting from the abandonment of our leased New York City Data Center office space and $7.3 million resulting from a change in estimates relating to previously recorded real estate charges. The New York City Data Center charge consisted of the net present value of the difference between the amount of ongoing contractual operating lease obligations for this space and our estimate of current market rental rates ($7.1 million) and the write-off of leasehold improvements, furniture and equipment related to this space ($1.7 million).

During the third quarter of 2012, in an effort to further reduce our global real estate footprint, we completed a comprehensive review of our worldwide office locations and began implementing a global space consolidation plan. As a result, our intention is to sub-lease approximately 510,000 square feet of office space (approximately 70% of this space has been sublet), more than 70% of which is New York office space (in addition to the 380,000 square feet space reduction in 2010), with the remainder consisting of office space in England, Australia and various U.S. locations.

During the second half of 2012, we recorded pre-tax real estate charges of $207.0 million, reflecting the net present value of the difference between the amount of our ongoing contractual operating lease obligations for this space and our estimate of current market rental rates ($163.8 million), as well as the write-off of leasehold improvements, furniture and equipment related to this space ($39.7 million), and changes in estimates relating to previously recorded real estate charges ($3.5 million).

During 2013, we recorded pre-tax real estate charges of $28.4 million, comprising $17.2 million from a change in estimates relating to previously recorded real estate charges ($16.9 million related to the 2010 and 2012 plans and $0.3 million to other real estate charges), $0.3 million for the write-off of leasehold improvements, furniture and equipment related to the 2012 plan and new real estate charges of $10.9 million ($1.5 million related to the 2012 plan, $5.3 million related to other real estate charges and $4.1 million related to the write-off of leasehold improvements, furniture and equipment).

As of December 31, 2013, we have recorded pre-tax real estate charges totaling $123.9 million and $217.4 million for the office space consolidation initiatives commenced in 2010 and 2012, respectively.

The activity in the liability account relating to our 2010 and 2012 office space consolidation initiatives for the following periods is as follows:

	Years Ended December 31,
	2013	2012
	(in thousands)

Balance as of January 1,	$238,784	$71,164
Expense incurred	18,371	181,589
Deferred rent	326	27,000
Payments made	(62,627)	(42,833)
Interest accretion	4,673	1,864
Balance as of end of period	$199,527	$238,784

4. Net Income (Loss) Per Unit

Basic net income (loss) per unit is derived by reducing net income (loss) for the 1% general partnership interest and dividing the remaining 99% by the basic weighted average number of units outstanding for each year. Diluted net income (loss) per unit is derived by reducing net income (loss) for the 1% general partnership interest and dividing the remaining 99% by the total of the basic weighted average number of units outstanding and the dilutive unit equivalents resulting from outstanding compensatory options to buy Holding Units as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands, except per unit amounts)

Net income (loss) attributable to AllianceBernstein Unitholders	$517,676	$188,916	$(174,768)

Weighted average units outstanding—basic	271,258	277,721	278,018
Dilutive effect of compensatory options to buy Holding Units	961	1	—
Weighted average units outstanding—diluted	272,219	277,722	278,018

Basic net income (loss) per AllianceBernstein Unit	$1.89	$0.67	$(0.62)
Diluted net income (loss) per AllianceBernstein Unit	$1.88	$0.67	$(0.62)

For the years ended December 31, 2013, 2012 and 2011, we excluded 2,923,035, 8,438,902 and 3,813,567 options, respectively, from the diluted net income (loss) per unit computation due to their anti-dilutive effect.

As discussed in Note 2, on July 1, 2013, management retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust, and continued to retire units during the third and fourth quarters of 2013 as we purchased Holding Units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

5. Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of December 31, 2013 and 2012, $0.9 billion and $1.5 billion, respectively, of United States Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Exchange Act.

AllianceBernstein Investments, Inc. (one of our subsidiaries, “AllianceBernstein Investments”), the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of December 31, 2013 and 2012, $56.0 million and $42.2 million, respectively, of cash were segregated in these bank accounts.

6. Investments

Investments consist of:

	December 31,
	2013	2012
	(in thousands)

Available-for-sale (primarily seed capital)	$4,858	$13,361
Trading:
Long-term incentive compensation-related	88,385	90,825
United States Treasury Bills	38,986	27,982
Seed capital	316,681	307,795
Equities and exchange-traded options	130,059	48,937
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	29,194	32,152
Seed capital	75,354	109,328
Consolidated private equity fund (10% seed capital)	45,741	47,045
Private equity (seed capital)	45,360	47,853
Other	4,976	7,056
Total investments	$779,594	$732,334

Total investments related to long-term incentive compensation obligations of $117.6 million and $123.0 million as of December 31, 2013 and 2012, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in our services that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AllianceBernstein.

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

We provide seed capital to our investment teams to develop new products and services for our clients.

Trading securities also include long positions in corporate equities and long exchange-traded options traded through our options desk.

The cost and fair value of available-for-sale and trading investments held as of December 31, 2013 and 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2013:
Available-for-sale:
Equity investments	$8,261	$158	$(3,625)	$4,794
Fixed income investments	493	2	(431)	64
	$8,754	$160	$(4,056)	$4,858
Trading:
Equity investments	$324,432	$32,486	$(20,132)	$336,786
Fixed income investments	242,647	2,150	(7,472)	237,325
	$567,079	$34,636	$(27,604)	$574,111

December 31, 2012:
Available-for-sale:
Equity investments	$5,769	$1,445	$(149)	$7,065
Fixed income investments	6,265	33	(2)	6,296
	$12,034	$1,478	$(151)	$13,361
Trading:
Equity investments	$239,368	$32,003	$(2,830)	$268,541
Fixed income investments	199,191	12,098	(4,291)	206,998
	$438,559	$44,101	$(7,121)	$475,539

Proceeds from sales of available-for-sale investments were approximately $10.9 million, $0.8 million and $3.5 million in 2013, 2012 and 2011, respectively. Realized gains from our sales of available-for-sale investments were $4.7 million in 2013, $0.1 million in 2012 and $0.1 million in 2011. Realized losses from our sales of available-for-sale investments were zero in 2013, $0.1 million in 2012 and $0.1 million in 2011. We assess valuation declines to determine the extent to which such declines are fundamental to the underlying investment or attributable to temporary market-related factors. Based on our assessment, we do not believe the declines are other than temporary as of December 31, 2013.

7. Derivative Instruments

We enter into various futures, forwards and swaps to economically hedge certain of our seed money investments. In addition, we have currency forwards that economically hedge certain cash accounts. We do not hold any derivatives designated in a formal hedge relationship under Accounting Standards Codification (“ASC”) 815-10, Derivatives and Hedging.

The notional value, fair value and gains and losses recognized in investment gains (losses) as of December 31, 2013 and 2012 for derivative instruments not designated as hedging instruments were as follows:

	Notional Value	Derivative Assets	Derivative Liabilities	Gains (Losses)
	(in thousands)
December 31, 2013:
Exchange-traded futures	$63,107	$289	$2,542	$(10,492)
Currency forwards	111,774	576	927	(2,555)
Interest rate swaps	81,253	1,149	573	621
Credit default swaps	42,270	696	126	(1,126)
Option swaps	144	87	86	(399)
Total return swaps	85,107	488	2,057	(5,157)
Total derivatives	$383,655	$3,285	$6,311	$(19,108)

	Notional Value	Derivative Assets	Derivative Liabilities	Gains (Losses)
	(in thousands)
December 31, 2012:
Exchange-traded futures	$89,901	$64	$1,598	$(18,291)
Currency forwards	80,445	473	429	(503)
Interest rate swaps	55,435	73	888	(1,358)
Credit default swaps	53,775	457	272	(8,598)
Option swaps	103	83	92	(424)
Total return swaps	90,673	1,475	3,791	(6,470)
Total derivatives	$370,332	$2,625	$7,070	$(35,644)

As of December 31, 2013 and 2012, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our consolidated statements of financial condition. Gains and losses on derivative instruments are reported in investments gains and losses on the consolidated statements of income.

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We take steps to minimize our counterparty exposure through a credit review and approval process. In addition, we executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of December 31, 2013 and 2012, we held $1.4 million and $1.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our consolidated statements of financial condition.

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

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to each counterparty's credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating (or in some agreements, our AUM) falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of December 31, 2013 and 2012, we delivered $8.9 million and $8.4 million, respectively, of cash collateral into brokerage accounts, which is reported in cash and cash equivalents in our consolidated statements of financial condition.

8. Offsetting Assets and Liabilities

Effective January 1, 2013, we adopted ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The amended standard requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Derivative instruments (see Note 7), which are subject to master netting arrangements, are not considered material and are excluded from the below disclosures.

Offsetting of securities borrowed as of December 31, 2013 and 2012 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)

December 31, 2013	$83,619	$—	$83,619	$—	$83,619	$—
December 31, 2012	$106,350	$—	$106,350	$—	$106,350	$—

Offsetting of securities loaned as of December 31, 2013 and 2012 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)

December 31, 2013	$65,101	$—	$65,101	$—	$65,101	$—
December 31, 2012	$12,517	$—	$12,517	$—	$12,517	$—

9. Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The three broad levels of fair value hierarchy are as follows:

•	Level 1—Quoted prices in active markets are available for identical assets or liabilities as of the reported date.

•	Level 2—Quoted prices in markets that are not active or other pricing inputs that are either directly or indirectly observable as of the reported date.

•	Level 3—Prices or valuation techniques that are both significant to the fair value measurement and unobservable as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of December 31, 2013 and 2012 was as follows:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)

Money markets	$153,630	$—	$—	$153,630
U.S. Treasury Bills	—	964,953	—	964,953
Equity securities
Growth	114,217	—	—	114,217
Value	33,952	—	—	33,952
Multi-asset and asset allocation	53,519	—	—	53,519
Other(1)	116,037	1,235	—	117,272
Fixed Income securities
Taxable(2)	180,495	3,452	—	183,947
Tax-exempt(3)	13,654	801	—	14,455
Derivatives	290	2,995	—	3,285
Long exchange-traded options	22,621	—	—	22,621
Private equity	19,836	8,934	52,081	80,851
Total assets measured at fair value	$708,251	$982,370	$52,081	$1,742,702

Securities sold not yet purchased
Short equities-corporate	$46,978	$—	$—	$46,978
Short exchange-traded options	25,005	—	—	25,005
Derivatives	2,542	3,769	—	6,311
Total liabilities measured at fair value	$74,525	$3,769	$—	$78,294

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)

Money markets	$170,120	$—	$—	$170,120
U.S. Treasury Bills	—	1,537,150	—	1,537,150
U.K. Treasury Bills	—	125	—	125
Equity securities
Growth	125,242	—	—	125,242
Value	36,126	—	—	36,126
Multi-asset and asset allocation	59,449	—	—	59,449
Other(1)	39,702	—	—	39,702
Fixed Income securities
Taxable(2)	177,635	1,219	—	178,854
Tax-exempt(3)	5,661	797	—	6,458
Derivatives	64	2,561	—	2,625
Long exchange-traded options	15,087	—	—	15,087
Private equity	7,695	—	76,953	84,648
Total assets measured at fair value	$636,781	$1,541,852	$76,953	$2,255,586

Securities sold not yet purchased
Short equities-corporate	$54,370	$—	$—	$54,370
Short exchange-traded options	9,197	—	—	9,197
Other	271	—	—	271
Derivatives	1,598	5,472	—	7,070
Total liabilities measured at fair value	$65,436	$5,472	$—	$70,908

(1)	Primarily long positions in corporate equities traded through our options desk.
(2)	Primarily corporate and government securities.
(3)	Primarily municipal bonds.

Following is a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

•	Money markets: We invest excess cash in various money market funds that are valued based on quoted prices in active markets; these are included in Level 1 of the valuation hierarchy.

•	Treasury Bills: We hold United States Treasury Bills, which are primarily segregated in a special reserve bank custody account as required by Rule 15c3-3 of the Exchange Act. We also hold United Kingdom Treasury Bills. These securities are valued based on quoted yields in secondary markets and are included in Level 2 of the valuation hierarchy.

•	Equity and fixed income securities: Our equity and fixed income securities consist principally of company-sponsored mutual funds with net asset values and various separately-managed portfolios consisting primarily of equity and fixed income securities with quoted prices in active markets, which are included in Level 1 of the valuation hierarchy. In addition, some securities are valued based on observable inputs from recognized pricing vendors, which are included in Level 2 of the valuation hierarchy.

•	Derivatives: We hold exchange-traded futures with counterparties that are included in Level 1 of the valuation hierarchy. In addition, we hold currency forward contracts, interest rate swaps, credit default swaps, option swaps and total return swaps with counterparties that are included in Level 2 of the valuation hierarchy.

•	Options: We hold long exchange-traded options that are included in Level 1 of the valuation hierarchy.

•	Private equity: Generally, the valuation of private equity investments owned by our consolidated venture capital fund requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation including, but not limited to, current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlooks and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. For these reasons, which make the fair value of private equity investments unobservable, equity investments are included in Level 3 of the valuation hierarchy. However, if private equity investments owned by our consolidated venture capital fund become publicly-traded, they are included in Level 1 of the valuation hierarchy. Also, if they contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy. During the first quarter of 2012, one of our private securities went public and, due to a trading restriction period, $13.5 million was transferred from a Level 3 classification to a Level 2 classification. During the third quarter of 2012, the trading restriction period for one of our public securities lapsed and, as a result, $6.0 million was transferred from a Level 2 classification to a Level 1 classification. During the second quarter of 2013, one of our private securities went public and, due to a trading restriction period, $19.2 million was transferred from a Level 3 classification to a Level 2 classification. During the fourth quarter of 2013, the trading restriction period for one of our public securities lapsed and, as a result, $19.8 million was transferred from a Level 2 classification to a Level 1 classification. Also, during the fourth quarter of 2013, one of our private securities merged with a public company and, due to a trading restriction period, $8.9 million was transferred from a Level 3 to a Level 2 classification.

•	Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value is as follows:

	December 31, 2013	December 31, 2012
	(in thousands)

Balance as of beginning of period	$76,953	$64,466
Transfers out	(28,155)	(13,548)
Purchases	4,058	19,660
Sales	(3,518)	(1,823)
Realized gains (losses), net	(6,578)	(7,524)
Unrealized gains (losses), net	9,321	15,722
Balance as of end of period	$52,081	$76,953

Transfers into and out of all levels of the fair value hierarchy are reflected at end-of-period fair values. Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the consolidated statements of income. Approximately one-third of the Level 3 investments are private equity investments owned by our consolidated venture capital fund, of which we own 10% and non-controlling interests own 90%.

Quantitative information about Level 3 fair value measurements as of December 31, 2013 and 2012 is as follows:

	Fair Value as of December 31, 2013	Valuation Technique	Unobservable Input	Range
	(in thousands)
Private Equity:

Technology, Media and Telecommunications	$13,956	Market comparable companies	Revenue multiple	2.5 – 3.5
			Discount rate	18%
			Discount years	1 .0
Healthcare and Cleantech	$2,892	Market comparable companies	Revenue multiple(1)	1.2 – 49.0
			R&D multiple(1)	1.1 – 17.1
			Discount for lack of marketability and risk factors	50-60%

(1)	The median for the Healthcare and Cleantech revenue multiple is 12.5; the median R&D multiple is 11.0.

	Fair Value as of December 31, 2012	Valuation Technique	Unobservable Input	Range
	(in thousands)
Private Equity:

Technology, Media and Telecommunications	$23,256	Market comparable companies	Revenue multiple	2.5 – 6
			Discount rate	18%
			Discount years	1 - 2
Healthcare and Cleantech	$14,871	Market comparable companies	Revenue multiple(1)	0.6 – 62.5
			R&D multiple(1)	1.0 – 30.6
			Discount for lack of marketability and risk factors	40-60%

(1)	The median for the Healthcare and Cleantech revenue multiple is 10.1; the majority of the R&D multiples fall between 4.0 and 11.4.

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

One of our private equity investments is a venture capital fund (fair value of $30.2 million and unfunded commitment of $10.1 million as of December 31, 2013) that invests in communications, consumer, digital media, healthcare and information technology markets. Also, we have an investment in a private equity fund focused exclusively on the energy sector (fair value of $5.0 million and unfunded commitment of $0.1 million as of December 31, 2013). In addition, one of the investments included in our consolidated private equity fund (fair value of $0.1 million and unfunded commitment of $0.2 million as of December 31, 2013) is a venture capital fund investing in clean energy, resource and energy efficiency and other sustainable industries. The fair value of each of these investments has been estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the years ended December 31, 2013 or 2012.

10. Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements, net consist of:

	December 31,
	2013	2012
	(in thousands)

Furniture and equipment	$526,478	$525,292
Leasehold improvements	258,061	273,433
	784,539	798,725
Less: Accumulated depreciation and amortization	(610,021)	(602,600)
Furniture, equipment and leasehold improvements, net	$174,518	$196,125

Depreciation and amortization expense on furniture, equipment and leasehold improvements were $36.5 million, $52.8 million and $60.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

During 2013, 2012 and 2011, we recorded $28.4 million, $223.0 million and $7.2 million, respectively, in pre-tax real estate charges. Included in these charges were $4.4 million, $41.4 million and $4.6 million, respectively, worth of leasehold improvements, furniture and equipment we wrote off related to the respective spaces. See Note 3 for further discussion of the real estate charges.

11. Deferred Sales Commissions, Net

The components of deferred sales commissions, net for the years ended December 31, 2013 and 2012 were as follows (excluding amounts related to fully amortized deferred sales commissions):

	December 31,
	2013	2012
	(in thousands)

Carrying amount of deferred sales commissions	$813,636	$758,127
Less: Accumulated amortization	(516,311)	(475,032)
Cumulative CDSC received	(226,751)	(187,665)
Deferred sales commissions, net	$70,574	$95,430

Amortization expense was $41.3 million, $40.3 million and $37.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated future amortization expense related to the December 31, 2013 net asset balance, assuming no additional CDSC is received in future periods, is as follows (in thousands):

2014	$29,157
2015	19,971
2016	15,406
2017	5,456
2018	500
2019	84
$70,574

12. Debt

As of December 31, 2013 and 2012, AllianceBernstein had $268.4 million and $323.2 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.3% and 0.5%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during 2013 and 2012 were $282.0 million and $404.9 million, respectively, with weighted average interest rates of approximately 0.3% and 0.4%, respectively.

AllianceBernstein has a $1.0 billion committed, unsecured senior revolving credit facility (the “Credit Facility”) with a group of commercial banks and other lenders, which matures on January 17, 2017. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The Credit Facility is available for AllianceBernstein’s and SCB LLC’s business purposes, including the support of AllianceBernstein’s $1.0 billion commercial paper program. Both AllianceBernstein and SCB LLC can draw directly under the Credit Facility and management may draw on the Credit Facility from time to time. AllianceBernstein has agreed to guarantee the obligations of SCB LLC under the Credit Facility.

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2013, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.

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

As of December 31, 2013 and 2012, we had no amounts outstanding under the Credit Facility. During 2013 and 2012, we did not draw upon the Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200.0 million, with AllianceBernstein named as an additional borrower, while three lines have no stated limit. As of December 31, 2013 and 2012, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during 2013 and 2012 were $6.2 million and $18.1 million, respectively, with weighted average interest rates of approximately 1.0% and 1.3%, respectively.

13. Commitments and Contingencies

Operating Leases

We lease office space, furniture and office equipment under various operating leases. The future minimum payments under non-cancelable leases, sublease commitments and related payments we are obligated to make, net of sublease commitments of third party lessees to make payments to us, as of December 31, 2013, are as follows:

	Payments	Sublease Receipts	Net Payments
	(in millions)

2014	$140.1	$29.3	$110.8
2015	140.2	36.1	104.1
2016	139.5	35.6	103.9
2017	140.9	36.2	104.7
2018	129.1	36.0	93.1
2019 and thereafter	957.2	140.9	816.3
Total future minimum payments	$1,647.0	$314.1	$1,332.9

Office leases contain escalation clauses that provide for the pass through of increases in operating expenses and real estate taxes. Rent expense, which is amortized on a straight-line basis over the life of the lease, was $74.7 million, $100.4 million and $121.2 million, respectively, for the years ended December 31, 2013, 2012 and 2011, net of sublease income of $3.4 million, $3.2 million and $3.2 million, respectively, for the years ended December 31, 2013, 2012 and 2011. In addition, we accelerated rent of $24.0 million, $181.6 million and $2.6 million in 2013, 2012 and 2011, respectively. See Note 3 for further discussion of the real estate charges.

Legal Proceedings

During the first quarter of 2012, we received a legal letter of claim (the “Letter of Claim”) sent on behalf of Philips Pension Trustees Limited and Philips Electronics U.K. Limited (“Philips”), a former pension fund client, alleging that AllianceBernstein Limited (one of our subsidiaries organized in the U.K.) was negligent and failed to meet certain applicable standards of care with respect to the initial investment in, and management of, a £500 million portfolio of U.S. mortgage-backed securities. The alleged damages range between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. On January 2, 2014, Philips filed a claim form (“Claim”) in the High Court of Justice in London, England, which formally commences litigation with respect to the allegations in the Letter of Claim.

We believe that any losses to Philips resulted from adverse developments in the U.S. housing and mortgage market that precipitated the financial crisis in 2008 and not from any negligence or failure on our part. We believe that we have strong defenses to these claims, which are set forth in our October 12, 2012 response to the Letter of Claim, and will defend this matter vigorously. Currently, we are unable to estimate a reasonably possible range of loss because the matter remains in its early stages.

In addition to the Claim discussed immediately above, we are involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege significant damages.

In management’s opinion, an adequate accrual has been made as of December 31, 2013 to provide for any probable losses regarding any litigation matters for which we can reasonably estimate an amount of loss. It is reasonably possible that we could incur additional losses pertaining to these matters, but currently we cannot estimate any such additional losses.

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

Other

During 2009, we entered into a subscription agreement under which we committed to invest up to $35 million, as amended in 2011, in a venture capital fund over a six-year period. As of December 31, 2013, we have funded $24.9 million of this commitment.

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (the “Real Estate Fund”), we committed to invest $25 million in the Real Estate Fund. As of December 31, 2013, we have funded $12.4 million of this commitment.

During 2012, we entered into an investment agreement under which we committed to invest up to $8 million in an oil and gas fund over a three-year period. As of December 31, 2013, we have funded $7.9 million of this commitment.

14. Net Capital

SCB LLC, a broker-dealer and a member organization of the New York Stock Exchange (“NYSE”), is subject to the Uniform Net Capital Rule 15c3-1 of the Exchange Act. SCB LLC computes its net capital under the alternative method permitted by the rule, which requires that minimum net capital, as defined, equals the greater of $1 million or two percent of aggregate debit items arising from customer transactions, as defined. As of December 31, 2013, SCB LLC had net capital of $160.1 million, which was $141.7 million in excess of the minimum net capital requirement of $18.4 million. Advances, dividend payments and other equity withdrawals by SCB LLC are restricted by regulations of the U.S. Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority, Inc., and other securities agencies.

SCBL is a member of the London Stock Exchange. As of December 31, 2013, SCBL was subject to financial resources requirements of $20.6 million imposed by the Financial Conduct Authority of the United Kingdom and had aggregate regulatory financial resources of $45.6 million, an excess of $25.0 million.

AllianceBernstein Investments serves as distributor and/or underwriter for certain company-sponsored mutual funds. AllianceBernstein Investments is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the SEC. AllianceBernstein Investments’ net capital as of December 31, 2013 was $47.3 million, which was $47.0 million in excess of its required net capital of $0.3 million.

Many of our subsidiaries around the world are subject to minimum net capital requirements by the local laws and regulations to which they are subject. As of December 31, 2013, each of our subsidiaries subject to a minimum net capital requirement satisfied the applicable requirement.

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

Other Counterparties

SCB LLC and SCBL are engaged in various brokerage activities on behalf of clients, including Sanford C. Bernstein (Hong Kong) Limited (one of our subsidiaries), in which counterparties primarily include broker-dealers, banks and other financial institutions. In the event counterparties do not fulfill their obligations, SCB LLC and SCBL may be exposed to loss. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is SCB LLC’s and SCBL’s policy to review, as necessary, each counterparty’s creditworthiness.

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

AllianceBernstein enters into various futures, forwards and swaps to economically hedge certain of its seed money investments, as well as currency forwards to hedge certain cash accounts. AllianceBernstein is exposed to credit losses in the event of nonperformance by counterparties to these derivative financial instruments. See Note 7 for further discussion.

16. Qualified Employee Benefit Plans

We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes. Aggregate contributions for 2013, 2012 and 2011 were $12.8 million, $13.0 million and $13.7 million, respectively.

We maintain several defined contribution plans for foreign employees working for our subsidiaries in the United Kingdom, Australia, Japan and other locations outside the United States. Employer contributions generally are consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $6.0 million, $6.7 million and $7.7 million in 2013, 2012 and 2011, respectively.

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

Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not greater than the maximum amount we can deduct for federal income tax purposes. We contributed $4.0 million to the Retirement Plan during 2013. We currently estimate that we will contribute $6.0 million to the Retirement Plan during 2014. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, has not determined the amount, if any, of additional future contributions that may be required.

The Retirement Plan’s projected benefit obligation, fair value of plan assets, and funded status (amounts recognized in the consolidated statements of financial condition) were as follows:

	Years Ended December 31,
	2013	2012
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$107,806	$94,655
Interest cost	4,640	4,633
Actuarial (gain) loss	(15,534)	13,481
Benefits paid	(3,364)	(4,963)
Projected benefit obligation at end of year	93,548	107,806
Change in plan assets:
Plan assets at fair value at beginning of year	71,620	63,325
Actual return on plan assets	11,575	8,408
Employer contribution	4,000	4,850
Benefits paid	(3,364)	(4,963)
Plan assets at fair value at end of year	83,831	71,620
Funded status	$(9,717)	$(36,186)

The amounts recognized in other comprehensive income (loss) for 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	(in thousands)

Unrecognized net gain (loss) from experience different from that assumed and effects of changes and assumptions	$22,871	$(9,194)	$(15,231)
Unrecognized net plan assets as of January 1, 1987 being recognized over 26.3 years	(47)	(143)	(143)
	22,824	(9,337)	(15,374)
Income tax (expense) benefit	(388)	(126)	332
Other comprehensive gain (loss)	$22,436	$(9,463)	$(15,042)

The amounts included in accumulated other comprehensive income (loss) as of December 31, 2013 and 2012 were as follows:

	2013	2012
	(in thousands)

Unrecognized net loss from experience different from that assumed and effects of changes and assumptions	$(25,393)	$(48,264)
Unrecognized net plan assets as of January 1, 1987 being recognized over 26.3 years	—	47
	(25,393)	(48,217)
Income tax benefit	335	723
Accumulated other comprehensive loss	$(25,058)	$(47,494)

The estimated amortization of loss for the Retirement Plan that will be amortized from accumulated other comprehensive income over the next year is $472,258. The accumulated benefit obligation for the plan was $93.5 million and $107.8 million, respectively, as of December 31, 2013 and 2012.

The discount rates used to determine benefit obligations as of December 31, 2013 and 2012 (measurement dates) were 5.3% and 4.4%, respectively.

Benefit payments are expected to be paid as follows (in thousands):

2014	$2,926
2015	4,630
2016	5,512
2017	4,609
2018	5,080
2019-2023	29,919

Net expense under the Retirement Plan consisted of:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)

Interest cost on projected benefit obligations	$4,640	$4,633	$4,627
Expected return on plan assets	(5,347)	(4,969)	(5,133)
Amortization of transition asset	(47)	(143)	(143)
Recognized actuarial loss	1,109	848	399
Net pension expense (benefit)	$355	$369	$(250)

Actuarial computations used to determine net periodic costs were made utilizing the following weighted-average assumptions:

	Years Ended December 31,
	2013	2012	2011

Discount rate on benefit obligations	4.40%	5.10%	5.50%
Expected long-term rate of return on plan assets	7.50	8.00	8.00

In developing the expected long-term rate of return on plan assets of 7.5%, management considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class.

The Retirement Plan’s asset allocation percentages consisted of:

	December 31,
	2013	2012

Equity securities	59%	67%
Debt securities	21	28
Real estate	—	2
Other	20	3
	100%	100%

The guidelines regarding allocation of assets are formalized in the Investment Policy Statement adopted by the Investment Committee for the Retirement Plan. The objective of the investment program is to enhance the portfolio of the Plan through total return (capital appreciation and income), thereby promoting the ongoing ability of the Plan to meet future liabilities and obligations, while minimizing the need for additional contributions. The guidelines specify an allocation weighting of 30% to 60% for return seeking investments (target of 40%), 10% to 30% for risk mitigating investments (target of 15%), 0% to 25% for diversifying investments (target of 17%) and 18% to 38% for dynamic asset allocation (target of 28%). Investments in mutual funds, hedge funds (and other alternative investments), and other commingled investment vehicles are permitted under the guidelines. Investments are permitted in overlay portfolios (regulated mutual funds) to complement the long-term strategic asset allocation. This portfolio overlay strategy is designed to manage short-term portfolio risk and mitigate the effect of extreme outcomes by varying the asset allocation of a portfolio through investment in the overlay portfolios.

See Note 9 for a description of how we measure the fair value of our plan assets.

The valuation of our Retirement Plan assets by pricing observability levels as of December 31, 2013 and 2012 was as follows:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash	$444	$—	$—	$444
Hedge fund	—	5,758		5,758
Fixed income mutual funds	28,920	—	—	28,920
Equity mutual fund	14,795	—	—	14,795
Equity securities	23,440	—	—	23,440
Equity private investment trusts	—	10,474	—	10,474
Total assets measured at fair value	$67,599	$16,232	$—	$83,831

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash	$2,197	$—	$—	$2,197
Fixed income mutual funds	22,135	—	—	22,135
Equity mutual fund	12,356	—	—	12,356
Equity securities	23,933	—	—	23,933
Equity private investment trusts	—	10,999	—	10,999
Total assets measured at fair value	$60,621	$10,999	$—	$71,620

The Retirement Plan’s investments include the following:

•	two fixed income mutual funds, each of which seeks to generate income consistent with preservation of capital. One mutual fund invests in a portfolio of fixed income securities of U.S. and non-U.S. companies and U.S. and non-U.S. government securities and supranational entities, including lower-rated securities, while the second fund invests in a broad range of fixed income securities in both developed and emerging markets with a range of maturities from short- to long-duration;

•	separate equity and fixed income mutual funds which seek to moderate the volatility of equity and fixed income oriented asset allocation over the long term, as part of an investor’s overall asset allocation managed by AllianceBernstein;

•	a multi-style, multi-cap integrated portfolio adding incremental U.S. equity diversification to its value and growth equity selections, designed to deliver a long-term premium to the S&P 500 with greater consistency across a range of market environments;

•	two equity private investment trusts, one of which invests primarily in equity securities of non-U.S. companies located in emerging market countries, and the other trust invests in equity securities of established non-U.S. companies located in the countries comprising the MSCI EAFE Index, plus Canada; and

•	a hedge fund that seeks to provide attractive risk-adjusted returns over full market cycles with less volatility than the broad equity markets by allocating all or substantially all of its assets among portfolio managers through portfolio funds that employ a broad range of investment strategies (2013 only).

We provide postretirement medical benefits which allow retirees between the ages of 55 and 65 meeting certain service requirements, at their election, to continue to participate in our group medical program by paying 100% of the applicable group premium. Retirees older than 65 also may continue to participate in our group medical program, but are required to pay the full expected cost of benefits. To the extent that retirees’ medical costs exceed premiums paid, we incur the cost of providing a post-retirement medical benefit. During 2013, our net periodic benefit (credit) was $(0.9) million, and our aggregate benefit obligation as of December 31, 2013 was $0.2 million.

17. Long-term Incentive Compensation Plans

We maintain an unfunded, non-qualified incentive compensation program known as the AllianceBernstein 2013 Incentive Compensation Award Program (the “Incentive Compensation Program”), under which annual awards may be granted to eligible employees. See Note 2, "Summary of Significant Accounting Policies – Long-term Incentive Compensation Plans" for a discussion of the award provisions.

Under the Incentive Compensation Program, we made awards in 2013, 2012 and 2011 aggregating $157.7 million, $150.1 million and $159.9 million, respectively. The amounts charged to employee compensation and benefits for the years ended December 31, 2013, 2012 and 2011 were $162.3 million, $151.4 million and $654.3 million (which includes $509.1 million of the one-time, non-cash compensation charge), respectively.

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

As of December 31, 2013, 248,281 options to buy Holding Units had been granted and 37,844,646 Holding Units, net of forfeitures, were subject to other Holding Unit awards made under the 2010 Plan. Holding Unit-based awards (including options) in respect of 21,907,073 Holding Units were available for grant as of December 31, 2013.

In 1997, we established the 1997 Long Term Incentive Plan (“1997 Plan”), under which options to buy Holding Units, restricted Holding Units and phantom restricted Holding Units, performance awards, and other Holding Unit-based awards were available for grant to key employees and Eligible Directors of the General Partner for terms established at the time of grant (generally 10 years).

Options granted to employees generally are exercisable at a rate of 20% of the Holding Units subject to such options on each of the first five anniversary dates of the date of grant; options granted to Eligible Directors generally are exercisable at a rate of 33.3% of the Holding Units subject to such options on each of the first three anniversary dates of the date of grant. Restricted Holding Units awarded to Eligible Directors vest on the third anniversary of the grant date or immediately upon a director’s resignation. Restricted Holding Units awarded to our CEO in December 2008 pursuant to his initial employment agreement (as described below under “Restricted Holding Unit Awards”) vested 20% on each of the first five anniversary dates of the grant date. Restricted Holding Units awarded under the Incentive Compensation Program vest 25% on December 1st of the subsequent four years. The 1997 Plan expired on July 26, 2010.

Option Awards

Options to buy Holding Units (including grants to Eligible Directors) were granted as follows: 37,690 options were granted during 2013, 114,443 options were granted during 2012 and 70,238 options were granted during 2011. The weighted average fair value of options to buy Holding Units granted during 2013, 2012 and 2011 was $5.44, $3.67 and $5.98, respectively, on the date of grant, determined using the Black-Scholes option valuation model with the following assumptions:

	2013	2012	2011

Risk-free interest rate	0.8 – 1.7%	0.7%	1.9%
Expected cash distribution yield	8.0 – 8.3%	6.2%	5.4%
Historical volatility factor	49.7 – 49.8%	49.2%	47.3%
Expected term	6.0 years	6.0 years	6.0 years

Due to a lack of sufficient historical data, we have chosen to use the simplified method to calculate the expected term of options.

The activity in our option plan during 2013 is as follows:

	Options to Buy Holding Units	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2012	8,553,345	$39.77	5.8
Granted	37,690	25.47
Exercised	(887,642)	17.05
Forfeited	(602,374)	60.10
Expired	(26,880)	36.50
Outstanding as of December 31, 2013	7,074,139	40.82	4.9	$—
Exercisable as of December 31, 2013	4,684,512	34.97	4.8	—
Vested or expected to vest as of December 31, 2013	7,074,139	40.82	4.9	—

The aggregate intrinsic value as of December 31, 2013 on options outstanding, exercisable and expected to vest is negative, and is therefore presented as zero in the table above. The total intrinsic value of options exercised during 2013, 2012 and 2011 was $5.0 million, zero and $0.4 million, respectively.

Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the options awarded (determined using the Black-Scholes option valuation model) and is recognized over the required service period. We recorded compensation (credit) expense relating to option grants of $(3.8) million, $1.2 million and $36.4 million (which includes $35.2 million of the one-time, non-cash compensation charge), respectively, for the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, there was no compensation cost related to unvested option grants not yet recognized in the consolidated statement of income.

Restricted Holding Unit Awards

In 2013, 2012 and 2011, restricted Holding Units were awarded to Eligible Directors. These Holding Units give the Eligible Directors, in most instances, all the rights of other Holding Unitholders subject to such restrictions on transfer as the Board may impose. We awarded 28,693, 28,812 and 19,313 restricted Holding Units, respectively, in 2013, 2012 and 2011 with grant date fair values per restricted Holding Unit of $20.12 and $26.44 in 2013, $14.58 in 2012 and $21.75 in 2011. All of the restricted Holding Units vest on the third anniversary of grant date or immediately upon a director’s resignation. We fully expensed these awards on each grant date. We recorded compensation expense relating to these awards of $0.7 million, $0.4 million and $0.4 million, respectively, for the years ended December 31, 2013, 2012 and 2011.

In connection with the commencement of Mr. Kraus’s employment as our CEO on December 19, 2008, he was granted 2.7 million restricted Holding Units with a grant date fair value of $19.20. Mr. Kraus’s restricted Holding Units vested ratably on each of the first five anniversaries of December 19, 2008, commencing December 19, 2009, as a result of his continued employment by AllianceBernstein on the vesting dates. During June 2012, Mr. Kraus entered into an agreement (the “Extended Employment Agreement”) pursuant to which Mr. Kraus will continue to serve as our CEO from January 3, 2014, the day following the end of the term of his initial employment agreement, until January 2, 2019 (the “Extended Employment Term”), unless the Extended Employment Agreement is terminated in accordance with its terms. In connection with the signing of the Extended Employment Agreement, Mr. Kraus was granted 2.7 million restricted Holding Units, vesting ratably over the Extended Employment Term. Under US GAAP, the compensation expense for the Holding Unit award under the Extended Employment Agreement of $33.1 million (based on the $12.17 grant date Holding Unit price) must be amortized on a straight-line basis over 6.5 years, beginning on the grant date. As a result, even though Mr. Kraus will not receive any incremental cash compensation or cash distributions related to the restricted Holding Unit award pursuant to the Extended Employment Agreement prior to its commencement on January 3, 2014, we incurred $2.5 million of incremental compensation expense during the second half of 2012 and $5.1 million of such expense during 2013. We recorded compensation expense relating to the CEO restricted Holding Unit grants of $15.5 million, $13.0 million and $10.5 million, respectively, for the years ended December 31, 2013, 2012 and 2011.

In 1993, we established the Century Club Plan, under which employees of AllianceBernstein whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds and who meet certain sales targets, are eligible to receive an award of restricted Holding Units. Awards granted prior to December 2010 vested ratably over three years and subsequent awards vest ratably over four years. The service requirement for Century Club participants was affected in the same manner as other long-term incentive compensation awards by the amendment to the employee long-term incentive compensation award program in the fourth quarter of 2011 (see Note 2 for a description of the amendment). We awarded 55,000, 47,450 and 57,828 restricted Holding Units in 2013, 2012 and 2011, respectively. The grant date fair values per Holding Unit of these awards were $21.67 in 2013, $17.91 in 2012 and $13.38 in 2011. We recorded compensation expense relating to the Century Club Plan grants of $1.1 million, $0.7 million and $3.0 million (which includes $2.2 million of the one-time, non-cash compensation charge), respectively, for the years ended December 31, 2013, 2012 and 2011.

Since 2009, we have awarded restricted Holding Units under the Incentive Compensation Program. We awarded 13.2 million restricted Holding Units in 2013 (which included 6.5 million restricted Holding Units granted in January 2013 for 2012 year-end awards, 0.2 million additional restricted Holding Units granted in the second quarter of 2013 relating to the 2012 year-end awards and 6.5 million restricted Holding Units in December 2013 for the 2013 year-end awards) and 8.7 million restricted Holding Units in 2012 (all of which were granted in January 2012 for 2011 year-end awards) with grant date fair values per restricted Holding Unit ranging between $19.80 and $25.30 in 2013 and $14.90 in 2012.

We also award restricted Holding Units in connection with certain employment and separation agreements with vesting schedules ranging between two and five years. The fair value of the restricted Holding Units is amortized over the required service period as employee compensation expense. We awarded 0.6 million, 0.6 million and 1.6 million restricted Holding Units in 2013, 2012 and 2011, respectively, with grant date fair values per restricted Holding Unit ranging between $12.13 and $24.15 in 2013, $12.13 and $17.58 in 2012 and $16.29 and $22.71 in 2011. We recorded compensation expense relating to restricted Holding Unit grants in connection with certain employment and separation agreements of $19.0 million, $20.1 million and $32.9 million (which includes $15.8 million of the one-time, non-cash compensation charge), respectively, for the years ended December 31, 2013, 2012 and 2011.

Changes in unvested restricted Holding Units during 2013 were as follows:

	Holding Units	Weighted Average Grant Date Fair Value per Holding Unit

Unvested as of December 31, 2012	18,437,489	$18.79
Granted	13,935,259	20.81
Vested	(9,323,858)	21.16
Forfeited	(865,580)	19.96
Unvested as of December 31, 2013	22,183,310	19.02

The total grant date fair value of restricted Holding Units that vested during 2013, 2012 and 2011 was $197.3 million, $184.2 million and $140.2 million, respectively. As of December 31, 2013, there was $47.8 million of compensation expense related to unvested restricted Holding Unit awards granted and not yet recognized in the consolidated statement of income. The expense is expected to be recognized over a weighted average period of 4.2 years.

18. Units Outstanding

Changes in limited partnership units outstanding for the years ended December 31, 2013 and 2012 were as follows:

	2013	2012

Outstanding as of January 1,	277,600,901	277,847,588
Options exercised	887,642	—
Units issued	3,935,345	—
Units retired	(14,050,469)	(246,687)
Outstanding as of December 31,	268,373,419	277,600,901

During 2013 and 2012, we purchased 82,634 and 246,687 AllianceBernstein Units, respectively, in private transactions and retired them.

As discussed in Note 2, Summary of Significant Accounting Policies - Long-term Incentive Compensation Plans, on July 1, 2013, management retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust, and continued to retire units during the third and fourth quarters of 2013 as we purchased Holding Units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

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

In order to preserve AllianceBernstein’s status as a private partnership for federal income tax purposes, AllianceBernstein Units must not be considered publicly traded. The AllianceBernstein Partnership Agreement provides that all transfers of AllianceBernstein Units must be approved by AXA Equitable Life Insurance Company (a subsidiary of AXA, “AXA Equitable”) and the General Partner; AXA Equitable and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in relevant treasury regulations. If AllianceBernstein Units were considered readily tradable, AllianceBernstein’s net income would be subject to federal and state corporate income tax, reducing its quarterly distribution to Holding. Furthermore, should AllianceBernstein enter into a substantial new line of business, Holding, by virtue of its ownership of AllianceBernstein, would lose its status as a “grandfathered” publicly-traded partnership and would become subject to corporate income tax, which would reduce materially Holding’s net income and its quarterly distributions to Holding unitholders.

Earnings (loss) before income taxes and income tax expense consist of:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)

Earnings (loss) before income taxes:
United States	$471,813	$177,347	$(120,159)
Foreign	92,438	25,018	(88,310)
Total	$564,251	$202,365	$(208,469)
Income tax expense:
Partnership UBT	$4,403	$2,626	$8,737
Corporate subsidiaries:
Federal	7,032	2,367	10,600
State and local	2,318	541	1,772
Foreign	26,139	8,852	11,411
Current tax expense	39,892	14,386	32,520
Deferred tax (benefit)	(3,063)	(622)	(29,422)
Income tax expense	$36,829	$13,764	$3,098

The principal reasons for the difference between the effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31,
	2013		2012		2011
	(in thousands)

UBT statutory rate	$22,570	4.0%	$8,095	4.0%	$(8,339)	4.0%
Corporate subsidiaries’ federal, state, local and foreign income taxes	27,766	4.9	12,547	6.2	2,998	(1.4)
Effect of ASC 740 adjustments, miscellaneous taxes, and other	(687)	(0.1)	(2,073)	(1.0)	7,785	(3.8)
Income not taxable resulting from use of UBT business apportionment factors	(12,820)	(2.3)	(4,805)	(2.4)	654	(0.3)
Income tax expense and effective tax rate	$36,829	6.5	$13,764	6.8	$3,098	(1.5)

Income tax expense increased $23.1 million, or 167.6%, in 2013 compared to 2012. The increase is primarily due to significantly higher pre-tax earnings (in large part due to the 2012 real estate charges), partially offset by the impact of a lower effective tax rate in the current year of 6.5% compared to 6.8% in 2012.

Income tax expenses increased $10.7 million, or 344.3%, in 2012 compared to 2011. The increase primarily was due to higher operating income in 2012 (in large part due to the 2011 compensation charge offset by the 2012 real estate charges), partially offset by the UBT tax benefit recorded in the third quarter of 2012 ($5.7 million). In the third quarter of 2012, application of the New York City tax law that sources various types of receipts from services performed by registered brokers and dealers of securities and commodities for purposes of apportioning income resulted in a reduction of our rate of tax for the current year and to the rate of tax that we expect to pay in the future. As a result, we recognized a $5.7 million tax benefit in the third quarter of 2012 relating to our full year 2011 and nine months 2012 UBT.

We recognize the effects of a tax position in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based solely on its technical merits. In making this assessment, we assume that the taxing authority will examine the tax position and have full knowledge of all relevant information.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)

Balance as of beginning of period	$3,672	$4,028	$5,326
Additions for prior year tax positions	-	158	190
Reductions for prior year tax positions	(580)	-	-
Additions for current year tax positions	706	918	761
Reductions for current year tax positions	-	-	-
Reductions related to closed years/settlements with tax authorities	(823)	(1,432)	(2,249)
Balance as of end of period	$2,975	$3,672	$4,028

The amount of unrecognized tax benefits as of December 31, 2013, 2012 and 2011 when recognized, is recorded as a reduction to income tax expense and reduces the company’s effective tax rate.

Interest and penalties, if any, relating to tax positions are recorded in income tax expense on the consolidated statements of income. The total amount of interest expense (credit) recorded in income tax expense during 2013, 2012 and 2011 was $0.1 million, $(0.3) million and $(0.2) million, respectively. The total amount of accrued interest payable recorded on the consolidated statements of financial condition as of December 31, 2013, 2012 and 2011 are $0.2 million, $0.2 million and $0.5 million, respectively. There were no accrued penalties as of December 31, 2013, 2012 or 2011.

Generally, the company is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for any year prior to 2010, except as set forth below.

The Internal Revenue Service initiated an examination of our domestic corporate subsidiaries’ federal tax returns for the year 2011 in the fourth quarter of 2013. This examination remains in progress and we do not believe a reserve is necessary.

In addition, an examination of one of AllianceBernstein’s domestic corporate subsidiaries by a state taxing authority was closed in 2013 with no change to our tax filing.

The Canadian Revenue Agency has completed their examination of AllianceBernstein’s Canadian subsidiary tax returns for the years 2005 through 2007 with no change to our tax filings. Currently, there are no other income tax examinations at our significant non-U.S. subsidiaries. Years that remain open and may be subject to examination vary under local law, and range from one to seven years.

During the third quarter of 2011, the City of New York notified us of an examination of AllianceBernstein’s UBT returns for the years 2007 and 2008. The examination was closed in the third quarter of 2013 and was settled for $0.3 million and the remaining reserves were released.

There are no significant examinations for the years 2010 and forward, so we do not expect any recognition of unrecognized tax benefits. However, adjustment to the reserve could occur due to changing facts and circumstances with respect to any future examinations.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the net deferred tax asset (liability) is as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax asset:
Differences between book and tax basis:
Benefits from net operating loss carryforwards	$32,171	$15,352
Long-term incentive compensation plans	21,957	28,340
Other, primarily accrued expenses deductible when paid	19,060	12,825
	73,188	56,517
Less: valuation allowance	(27,580)	(12,789)
Deferred tax asset	45,608	43,728
Deferred tax liability:
Differences between book and tax basis:
Intangible assets	5,917	6,971
Translation adjustment	8,725	8,655
Other, primarily undistributed earnings of certain foreign subsidiaries	6,563	—
Deferred tax liability	21,205	15,626
Net deferred tax asset	$24,403	$28,102

Valuation allowances of $27.6 million and $12.8 million were established as of December 31, 2013 and 2012, respectively, due to the uncertainty of realizing certain net operating loss (“NOL”) carryforwards given the future losses expected to be incurred by the applicable subsidiaries. We had NOL carryforwards at December 31, 2013 of approximately $106.5 million in certain foreign locations with an indefinite expiration period (including approximately $29.6 million as a result of our acquisition of W.P. Stewart & Co., Ltd.; see Note 22). Also as a result of our acquisition of W.P. Stewart & Co., Ltd., we had NOL carryforwards at December 31, 2013 of approximately $177.2 million in certain domestic locations with expiration periods between 15 and 20 years. We had NOL carryforwards at December 31, 2012 of approximately $73.7 million in certain foreign locations with an indefinite expiration period.

The deferred tax asset is included in other assets. Management has determined that realization of the deferred tax asset is more likely than not based on anticipated future taxable income.

The company provides income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the United States. As of December 31, 2013, $726.9 million of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested. At existing applicable income tax rates, additional taxes of approximately $43.0 million, net of foreign tax credits, would need to be provided if such earnings were remitted.

20. Business Segment Information

Management has assessed the requirements of ASC 280, Segment Reporting, and determined that, because we utilize a consolidated approach to assess performance and allocate resources, we have only one operating segment. Enterprise-wide disclosures as of and for the years ended December 31, 2013, 2012 and 2011, were as follows:

Services

Net revenues derived from our investment management, research and related services were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in millions)

Institutions	$439	$485	$617
Retail	1,377	1,193	1,093
Private client	591	586	652
Bernstein research services	445	414	437
Other	66	62	(47)
Total revenues	2,918	2,740	2,752
Less: Interest expense	3	3	2
Net revenues	$2,915	$2,737	$2,750

Our AllianceBernstein Global High Yield Portfolio, an open-end fund incorporated in Luxembourg (ACATEUH: LX), generated approximately 14%, 12% and 10% of our investment advisory and service fees and 14%, 13% and 11% of our net revenues during 2013, 2012 and 2011, respectively.

Geographic Information

Net revenues and long-lived assets, related to our U.S. and international operations, as of and for the years ended December 31, were as follows:

	2013	2012	2011
	(in millions)
Net revenues:
United States	$1,723	$1,700	$1,725
International	1,192	1,037	1,025
Total	$2,915	$2,737	$2,750
Long-lived assets:
United States	$3,353	$3,363
International	48	52
Total	$3,401	$3,415

Major Customers

Company-sponsored mutual funds are distributed to individual investors through broker-dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries. Certain subsidiaries of AXA, including AXA Advisors, LLC, have entered into selected dealer agreements with AllianceBernstein Investments and have been responsible for 2%, 4% and 1% of our open-end mutual fund sales in 2013, 2012 and 2011, respectively. During 2013, UBS AG was responsible for approximately 12% of our open-end mutual fund sales. Neither AXA nor UBS AG is under any obligation to sell a specific amount of AllianceBernstein Fund shares and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations.

AXA and the general and separate accounts of AXA Equitable (including investments by the separate accounts of AXA Equitable in the funding vehicle EQ Advisors Trust) accounted for approximately 5%, 4% and 4% of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. No single institutional client other than AXA and its subsidiaries accounted for more than 1% of total revenues for the years ended December 31, 2013, 2012 and 2011.

21. Related Party Transactions

Mutual Funds

We provide investment management, distribution, shareholder, administrative and brokerage services to individual investors by means of retail mutual funds sponsored by our company, our subsidiaries and our affiliated joint venture companies. We provide substantially all of these services under contracts that specify the services to be provided and the fees to be charged. The contracts are subject to annual review and approval by each of the mutual funds’ boards of directors or trustees and, in certain circumstances, by the mutual funds’ shareholders. Revenues for services provided or related to the mutual funds are as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)

Investment advisory and services fees	$1,009,901	$878,848	$830,502
Distribution revenues	455,327	407,531	359,787
Shareholder servicing fees	90,718	89,117	91,931
Other revenues	5,682	5,127	5,643
Bernstein research services	113	133	66

Also, we have receivables from AllianceBernstein mutual funds recorded in our consolidated statements of financial condition of $171.1 million and $154.4 million as of December 31, 2013 and 2012, respectively.

AXA and its Subsidiaries

We provide investment management and certain administration services to AXA and its subsidiaries. In addition, AXA and its subsidiaries distribute company-sponsored mutual funds, for which they receive commissions and distribution payments. Sales of company-sponsored mutual funds through AXA and its subsidiaries aggregated approximately $0.7 billion, $1.7 billion and $0.4 billion for the years ended December 31, 2013, 2012 and 2011, respectively. Also, we are covered by various insurance policies maintained by AXA and its subsidiaries and we pay fees for technology and other services provided by AXA and its subsidiaries. Aggregate amounts included in the consolidated financial statements for transactions with AXA and its subsidiaries, as of and for the years ended December 31, are as follows:

	2013	2012	2011
	(in thousands)
Revenues:
Investment advisory and services fees	$129,937	$112,636	$113,992
Bernstein research services	1,152	982	802
Distribution revenues	9,823	1,383	274
Other revenues	815	599	599
	$141,727	$115,600	$115,667
Expenses:
Commissions and distribution payments to financial intermediaries	$13,338	$7,924	$7,411
General and administrative	18,311	19,779	22,191
Other	1,425	1,550	1,467
	$33,074	$29,253	$31,069
Balance Sheet:
Institutional investment advisory and services fees receivable	$8,809	$7,878
Prepaid insurance	1,647	1,342
Other due (to) from AXA and its subsidiaries	(4,908)	(3,732)
	$5,548	$5,488

During the first quarter of 2011, AXA sold its 50% interest in our consolidated Australian joint venture to an unaffiliated third party as part of a larger transaction. On March 31, 2011, we purchased that 50% interest from the unaffiliated third party making our Australian entity a wholly-owned subsidiary. Investment advisory and services fees earned by this company were approximately $8.5 million for the first three months of 2011, of which approximately $3.0 million were from AXA affiliates and are included in the table above. Minority interest recorded for this company was $0.4 million for the first three months of 2011.

AllianceBernstein Venture Fund I, L.P. was launched during 2006. It seeks to achieve its investment objective, which is long-term capital appreciation through equity and equity-related investments, by acquiring early-stage growth companies in private transactions. One of our subsidiaries is the general partner of the fund and, as a result, the fund is included in our consolidated financial statements, with approximately $46 million and $47 million of investments in the consolidated statements of financial condition as of December 31, 2013 and 2012, respectively. AXA Equitable holds a 10% limited partnership interest in this fund.

We maintain an unfunded, non-qualified long-term incentive compensation plan known as the Capital Accumulation Plan and also have assumed obligations under contractual unfunded long-term incentive compensation arrangements covering certain executives (“Contractual Arrangements”). The Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made. The Board may terminate the Capital Accumulation Plan at any time without cause, in which case our liability would be limited to benefits that have vested. Payment of vested benefits under both the Capital Accumulation Plan and the Contractual Arrangements generally will be made over a ten-year period commencing at retirement age. The General Partner is obligated to make capital contributions to AllianceBernstein in amounts equal to benefits paid under the Capital Accumulation Plan and the Contractual Arrangements. Amounts paid by the General Partner to AllianceBernstein for the Capital Accumulation Plan and the Contractual Arrangements for the years ended December 31, 2013, 2012 and 2011 were $3.4 million, $4.4 million and $4.8 million, respectively.

Other Related Parties

The consolidated statements of financial condition include a net receivable from Holding as a result of cash transactions for fees and expense reimbursements. The net receivable balance included in the consolidated statements of financial condition as of December 31, 2013 and 2012 was $10.8 million and $6.1 million, respectively.

22. Acquisitions

Acquisitions are accounted for under ASC 805, Business Combinations.

On October 1, 2010, we acquired SunAmerica’s alternative investment group, an experienced team that manages a portfolio of hedge fund and private equity fund investments. The purchase price of this acquisition was $49.0 million, consisting of $14.3 million of cash payments, $2.5 million of assumed deferred compensation liabilities and $32.2 million of net contingent consideration payable. The net contingent consideration payable consists of the net present value of three annual payments of $1.5 million to SunAmerica based on its assets under management transferred to us in the acquisition and the net present value of projected revenue sharing payments of $35.5 million based on projected newly-raised assets under management by the acquired group. This contingent consideration payable was offset by $4.1 million of performance-based fees earned in 2010 determined to be pre-acquisition consideration. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $46.1 million of goodwill. During the fourth quarter of 2013, we decreased the net contingent consideration payable by $10.8 million (with a corresponding credit to contingent payment arrangements in our consolidated statement of income) due to lower projected revenue sharing payments.

As noted above in Note 21, during the first quarter of 2011, AXA sold its 50% interest in our consolidated Australian joint venture to an unaffiliated third party as part of a larger transaction. As a result, we eliminated $32.1 million of non-controlling interests in consolidated entities and increased partner’s capital attributable to AllianceBernstein unitholders by $10.7 million.

On May 31, 2011, we acquired Pyrander Capital Management, LLC, an investment management company jointly owned by Caxton Associates L.P. (“Caxton”) and Kurt Feuerman, a Caxton portfolio manager. We hired Mr. Feuerman and members of his team from Caxton, and acquired investment management contracts of the investment vehicles the team managed. The purchase price of this acquisition was $10.2 million, consisting of $5.5 million of cash payments, $4.4 million payable in 2012 and 2013 (contingent upon  Mr. Feuerman remaining with our company; these amounts were paid in those years) and a miscellaneous liability of $0.3 million. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $5.7 million of goodwill. We also recorded $2.5 million of indefinite-lived intangible assets relating to the acquired fund’s investment management contracts and $2.0 million of definite-lived intangible assets relating to separately managed account relationships. Mr. Feuerman also received two restricted Holding Unit awards: one with a three-year service condition (the award was amended in December 2011 to eliminate the service condition); and one with a five-year service condition (with three specific service dates) and performance conditions (with three specific assets under management targets, later amended to two). As a result of the service conditions at the time of the acquisition, for accounting purposes these awards are considered compensation expense, not part of the purchase price. Also, we were contingently liable to pay Caxton up to an additional $4.4 million if Mr. Feuerman met all of his service conditions and performance targets.  During 2013, we paid Caxton the additional $4.4 million as a result of Mr. Feuerman meeting all of his service conditions and performance targets.

On November 30, 2011, we acquired Taiwan International Investment Management Co. (“TIIM”) to expand our business in the Taiwanese market. The purchase price of this acquisition was a cash payment of $15.0 million, net of cash acquired. The valuation of the fair value of assets and liabilities acquired had been determined provisionally as of December 31, 2011. The excess of the purchase price over the current fair value of identifiable net assets acquired resulted in the recognition of $9.5 million of goodwill and intangible assets relating to customer relationships of $0.3 million.

On December 12, 2013, we acquired W.P. Stewart & Co., Ltd. (“WPS”), an equity investment manager that managed approximately $2.1 billion in U.S., Global and EAFE concentrated growth equity strategies for its clients, primarily in the U.S. and Europe. On the acquisition date, we made a cash payment of $12 per share for the approximate 4.9 million WPS shares outstanding and issued to WPS shareholders transferable contingent value rights (“CVRs”) entitling the holders to an additional $4 per share if the assets under management in the acquired WPS investment services exceed $5 billion on or before the third anniversary of the acquisition date.  The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $32.2 million of goodwill. We also recorded $7.5 million of indefinite-lived intangible assets relating to the acquired fund’s investment contracts and $14.0 million of definite-lived intangible assets relating to separately managed account relationships. As of the acquisition date, we recorded a contingent consideration payable of $17.1 million in regard to the CVRs.

The 2013, 2011 and 2010 acquisitions have not had a significant impact on 2013, 2012 or 2011 revenues and earnings. As a result, we have not provided supplemental pro forma information.

On January 20, 2014, we signed a share purchase agreement with Formuepleje A/S, Fondsmaeglerselskab and certain individual shareholders to acquire CPH Capital Fondsmaeglerselskab A/S, a Danish asset management firm that currently manages approximately $3 billion in global core equity assets for institutional investors. This acquisition requires approval from the Danish Financial Services Authority, which approval is expected to take approximately 60 business days after submission of the executed agreement and filing of a related application. This acquisition is not expected to have a significant impact on 2014 revenues and earnings.

23. Quarterly Financial Data (Unaudited)

	Quarters Ended 2013
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

Net revenues	$765,572	$706,078	$734,275	$709,122
Net income attributable to AllianceBernstein Unitholders	$182,498	$99,948	$120,714	$114,516
Basic net income per AllianceBernstein Unit(1)	$0.68	$0.37	$0.43	$0.41
Diluted net income per AllianceBernstein Unit(1)	$0.68	$0.37	$0.43	$0.41
Cash distributions per AllianceBernstein Unit(2)(3)	$0.66	$0.46	$0.44	$0.41

	Quarters Ended 2012
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

Net revenues	$704,607	$708,158	$642,163	$681,809
Net income (loss) attributable to AllianceBernstein Unitholders	$71,699	$(44,246)	$74,185	$87,278
Basic net income (loss) per AllianceBernstein Unit(1)	$0.26	$(0.16)	$0.26	$0.31
Diluted net income (loss) per AllianceBernstein Unit(1)	$0.26	$(0.16)	$0.26	$0.31
Cash distributions per AllianceBernstein Unit(2)(3)	$0.38	$0.41	$0.26	$0.31

(1)	Basic and diluted net income (loss) per unit are computed independently for each of the periods presented. Accordingly, the sum of the quarterly net income (loss) per unit amounts may not agree to the total for the year.
(2)	Declared and paid during the following quarter.
(3)	Commencing in the third quarter of 2012, distributions reflect the impact of our non-GAAP adjustments.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Neither AllianceBernstein nor Holding had any changes in or disagreements with accountants in respect of accounting or financial disclosure.

Item 9A.	Controls and Procedures

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

Internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of Holding’s and AllianceBernstein’s internal control over financial reporting as of December 31, 2013. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992) (“COSO criteria”).

Based on its assessment, management concluded that, as of December 31, 2013, each of Holding and AllianceBernstein maintained effective internal control over financial reporting based on the COSO criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the 2013 financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of each of Holding’s and AllianceBernstein’s internal control over financial reporting as of December 31, 2013. These reports can be found in Item 8.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Both AllianceBernstein and Holding reported all information required to be disclosed on Form 8-K during the fourth quarter of 2013.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We use “Internet Site” in Items 10 and 11 to refer to our company’s internet site, www.alliancebernstein.com.

To contact our company’s Corporate Secretary, you may send an email to corporate_secretary@alliancebernstein.com or write to Corporate Secretary, AllianceBernstein L.P., 1345 Avenue of the Americas, New York, New York 10105.

General Partner

The Partnerships’ activities are managed and controlled by the General Partner. The Board of the General Partner (“Board”) acts as the Board of each of the Partnerships. Neither AllianceBernstein Unitholders nor Holding Unitholders have any rights to manage or control the Partnerships or to elect directors of the General Partner. The General Partner is a subsidiary of AXA.

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

Board of Directors

Our Board currently consists of 13 members, including our Chief Executive Officer, four senior executives of AXA and certain of its other subsidiaries, and eight independent directors. While we do not have a formal, written diversity policy in place, we believe that an effective board consists of a diverse group of individuals who collectively possess a variety of complementary skills and perspectives and who will work together to provide a board with the needed leadership and experience to successfully guide our company. As set forth in its charter, the Corporate Governance Committee of the Board (“Governance Committee”) assists the Board in identifying and evaluating such candidates, determining Board composition, developing and monitoring a process to assess Board effectiveness, developing and implementing corporate governance guidelines, and reviewing programs relating to matters of corporate responsibility.

As we indicate below, our directors have a combined wealth of leadership experience derived from extensive service leading large, complex organizations in their roles as either senior executives or board members and in government and academia. Each has the integrity, business judgment, collegiality and commitment that are among the essential characteristics for a member of our Board. Collectively, they have substantive knowledge and skills applicable to our business, including expertise in regulatory; public accounting and financial reporting; finance; risk management; business development; operations; strategic planning; management development, succession planning and compensation; corporate governance; public policy; international matters; and financial services areas.

As of February 12, 2014, our directors are as follows:

Peter S. Kraus
Mr. Kraus, age 61, was elected Chairman of the Board of the General Partner and Chief Executive Officer of the General Partner, AllianceBernstein and Holding in December 2008. Mr. Kraus has in-depth experience in financial services, including investment banking, asset management and private wealth management. From September 2008 through December 2008, he served as an executive vice president, the head of global strategy and a member of the Management Committee of Merrill Lynch & Company Inc. (“Merrill Lynch”). Prior to joining Merrill Lynch, Mr. Kraus spent 22 years with Goldman Sachs Group Inc. (“Goldman”), where he most recently served as co-head of the Investment Management Division and a member of the Management Committee, as well as head of firm-wide strategy and chairman of the Strategy Committee. Mr. Kraus also served as co-head of the Financial Institutions Group. He was named a partner at Goldman in 1994 and managing director in 1996.

In April 2010, Mr. Kraus was appointed a member of the Management Committee of AXA, which was formed by Mr. de Castries in April 2010 to assist him with the operational management of AXA. He has been a Director of AXA Financial, AXA Equitable and MONY Life Insurance Company of America (a subsidiary of AXA Financial, “MLOA”) since February 2009. He is not compensated for serving in these roles for AXA and its subsidiaries. Mr. Kraus is also Chairman of the Investment Committee of Trinity College, Chair of the Board of Overseers of CalArts, Co-Chair of the Friends of Carnegie International, a member of the Board of Directors of Lincoln Center for the Performing Arts and the Chairman of Lincoln Center’s Art Committee, a member of the Board of Keewaydin Foundation, and a member of the National Board of Young Audiences, Inc., a non-profit organization that works with educational systems, the arts community and private and public sectors to provide arts education to children.

Mr. Kraus brings to the Board extensive knowledge of our industry and in-depth experience in financial services, including experience as our CEO for the past five years and, previously, as co-head of the Investment Management Division and head of firm-wide strategy at Goldman.

Christopher M. Condron
Mr. Condron, age 66, was elected a Director of the General Partner in May 2001. Effective January 1, 2011, he retired as Director, President and Chief Executive Officer of AXA Financial, a post he held since May 2001. Prior to retiring, he was also Chairman of the Board, Chief Executive Officer and President of AXA Equitable and a member of the Management Committee of AXA. During 2010, he assumed the additional responsibility of overseeing AXA’s Global Life & Savings and Health businesses. Prior to joining AXA Financial, Mr. Condron served as both President and Chief Operating Officer of Mellon Financial Corporation (“Mellon”), from 1999, and as Chairman and Chief Executive Officer of The Dreyfus Corporation, a subsidiary of Mellon, from 1995. Mr. Condron sits on the Board of Directors and the Executive Committee, and serves as Chairman of the Compensation Committee, of The American Ireland Fund.  He also serves as Chairman of the Board at The University of Scranton.

Mr. Condron brings to the Board extensive financial services, insurance, sales and sell-side experience obtained from his service to AXA and Mellon.

Henri de Castries
Mr. de Castries, age 59, was elected a Director of the General Partner in October 1993. In April 2010, in connection with a change in AXA’s governance structure from dual boards (the Supervisory Board and the Management Board) to a single Board of Directors, Mr. de Castries was appointed Chairman and Chief Executive Officer of AXA. From May 2000 through the change in AXA’s governance, Mr. de Castries was Chairman of the AXA Management Board. Prior thereto, he served AXA in various capacities, including Vice Chairman of the AXA Management Board; Senior Executive Vice President-Financial Services and Life Insurance Activities in the United States, Germany, the United Kingdom and Benelux from 1996 to 2000; Senior Executive Vice President-Financial Services and Life Insurance Activities from 1993 to 1996; Corporate Secretary from 1991 to 1993; and Central Director of Finances from 1989 to 1991. Before joining AXA, Mr. de Castries was part of the French Finance Ministry Inspection Office. He is a director or officer of AXA Financial, AXA Equitable and various other privately-held subsidiaries and affiliates of the AXA Group. Mr. de Castries was elected Vice Chairman of AXA Financial in February 1996 and was elected Chairman of AXA Financial in April 1998.  In addition, Mr. de Castries joined the board of directors and audit committee of Nestle, Inc. (VTX: NESN) in April 2012.

Mr. de Castries brings to the Board his extensive experience as an AXA executive and, prior thereto, his financial and public sector experience gained from working in French government. The Board also benefits from his invaluable perspective as the Chairman and Chief Executive Officer of AXA.

Denis Duverne
Mr. Duverne, age 60, was elected a Director of the General Partner in February 1996. In April 2010, he was appointed the Deputy Chief Executive Officer of AXA and a member of the Board of Directors of AXA. In January 2010, he was selected to oversee AXA Group strategy, finance and operations with AXA’s Chief Operating Officer, Chief Financial Officer and Chief Risk Officer reporting to him. Mr. Duverne was a member of the AXA Management Board from February 2003 through the change in AXA’s governance in April 2010. He was Chief Financial Officer of AXA from May 2003 through December 2009. From January 2000 to May 2003, Mr. Duverne served as Group Executive Vice President-Finance, Control and Strategy. Mr. Duverne joined AXA as Senior Vice President in 1995. He is a Director of AXA Financial, AXA Equitable and various other privately-held subsidiaries and affiliates of the AXA Group.

Mr. Duverne brings to the Board the highly diverse experience he has attained throughout the years from the many key roles he has served for AXA.

Steven G. Elliott
Mr. Elliott, age 67, was elected a Director of the General Partner in January 2011. Until his retirement in December 2010, Mr. Elliott had served as Senior Vice Chairman of The Bank of New York Mellon (“BNY Mellon”) since 1998. In this role, he helped oversee numerous company-wide growth initiatives and co-headed the integration of The Bank of New York and Mellon from 2007 to 2009. Mr. Elliott was Chief Financial Officer of Mellon from 1990 to 2002 and Head of Finance from 1987 to 1990, while also leading some of Mellon’s diverse lines of business, including asset servicing, securities lending, global cash management and institutional banking. Before joining BNY Mellon, he held senior positions at First Commerce Corporation (1986-87), Crocker National Bank (1984-86), Continental Illinois National Bank (1977-84) and United California Bank (1974-77). Since January 2011, he has been a member of the boards of directors of Huntington Bancshares Inc. (NASDAQ: HBAN) and PPL Corporation (NYSE: PPL). Since April 2011, he has served as Chairman of Huntington Bancshares’s risk oversight committee and, since January 2012, he has served as Chairman of PPL Corporation’s audit committee. Mr. Elliott served as a director of Mellon (NYSE: MEL) from 2001 to the July 2007 merger with The Bank of New York and then as a director of BNY Mellon (NYSE: BK) through July 2008.

Mr. Elliott, an audit committee financial expert, brings to the Board the four decades of auditing and banking expertise he has gained in the financial services industry.

Deborah S. Hechinger
Ms. Hechinger, age 63, was elected a Director of the General Partner in May 2007. Currently an independent consultant on non-profit governance, she was President and Chief Executive Officer of BoardSource, a leading governance resource for non-profit organizations, from 2003 to 2007. From 2004 to 2007, Ms. Hechinger also served as co-convener of the Governance and Fiduciary Responsibilities work group, one of the five groups established by the Panel on the Nonprofit Sector to make recommendations to Congress on ways to improve the governance and accountability of non-profit organizations. She also served on the Advisory Board for the Center for Effective Philanthropy and was a Member of the Ethics and Accountability Committee at Independent Sector. Prior to joining BoardSource, Ms. Hechinger was the Executive Vice President of the World Wildlife Fund, a large, global conservation organization, where she oversaw all fundraising, communication and operations activities. She also has served as a Deputy Comptroller and as Director of the Securities and Corporate Practices Division at the Office of the Comptroller of the Currency and has held senior executive positions in the Division of Enforcement at the SEC. A graduate of Georgetown Law School, Ms. Hechinger has been a member in good standing of the District of Columbia Bar Association since 1975.

Ms. Hechinger brings to the Board the significant knowledge of corporate governance matters and public policy she has gained through her extensive experience in both the private and public sectors.

Weston M. Hicks
Mr. Hicks, age 57, was elected a Director of the General Partner in July 2005. He has been a Director and the President and chief executive officer of Alleghany Corporation (NYSE: Y, “Alleghany”), an insurance and diversified financial services holding company, since December 2004 and was Executive Vice President of Alleghany from October 2002 until December 2004. From March 2001 through October 2002, Mr. Hicks was Executive Vice President and Chief Financial Officer of The Chubb Corporation.

Mr. Hicks brings to the Board extensive financial expertise, including his unique perspective as the chief executive officer of an unaffiliated publicly-traded company, his background as a professional investor and CFA charter holder, and his ten years of experience as an equity research analyst.

Mark Pearson
Mr. Pearson, age 55, was elected a Director of the General Partner in February 2011. Also during February 2011, he succeeded Mr. Condron as Director, President and Chief Executive Officer of AXA Financial, and as Chairman and Chief Executive Officer of AXA Equitable. Mr. Pearson joined AXA in 1995 when AXA acquired National Mutual Funds Management Limited (presently AXA Asia Pacific Holdings Limited) and became a member of the Executive Committee of AXA in 2008 and the Management Committee of AXA in 2011. He was appointed Regional Chief Executive of AXA Asia Life in 2001 and, in 2008, was named President and Chief Executive Officer of AXA Japan Holding Co., Ltd. and AXA Life Insurance Co., Ltd. Prior to joining AXA, Mr. Pearson spent approximately 20 years in the insurance sector, holding several senior management positions at National Mutual and Friends Provident.

Mr. Pearson brings to the Board the in-depth knowledge of Asian markets and diverse experience he has developed through the key roles he has served for AXA.

Scott A. Schoen
Mr. Schoen, age 55, was elected a Director of the General Partner in July 2013.  He has served as Chief Executive Officer of Baylon Capital Partners, L.P. (“Baylon”), a private family investment office, since April 2013.  In addition, Mr. Schoen has served as a Senior Advisor to Thomas Lee Partners, L.P. (“THL”), a private equity firm, since 2012 and, prior thereto, held various senior management roles with THL, including Vice Chairman from 2010 to 2011, Co-President from 2003 to 2009 and Senior Managing Director from 1998 to 2003.  Mr. Schoen began his career in the investment banking group at Goldman.  He serves as Chairman of the Board of Trustees of Partners Continuing Care and Spaulding Rehabilitation Hospital, a Member of the Board of Trustees of Partners Healthcare System, a Member of the President’s Council of Massachusetts General Hospital, and a Director of Share Our Strength.

Mr. Schoen brings to the Board extensive private equity and investment banking experience, as well as his executive experience as the CEO of Baylon.

Lorie A. Slutsky
Ms. Slutsky, age 61, was elected a Director of the General Partner in July 2002. Since January 1990, she has been President and Chief Executive Officer of The New York Community Trust (“NYCT”), a community foundation that manages a $2.3 billion endowment and annually grants more than $140 million to non-profit organizations. Ms. Slutsky is Treasurer and a board member of the Independent Sector and co-chaired its National Panel on the Non-Profit Sector, which focused on reducing abuse and improving governance practices at non-profit organizations. She served on the Board of Directors of BoardSource from 1999 to 2008 and served as its Chair from 2005 to 2007. Ms. Slutsky also served as Trustee and Chair of the Budget Committee of Colgate University from 1989 to 1997 and as a member of the Council on Foundations from 1989 to 1995, for which she also served as Chair from 1993 to 1995. She has been a Director of AXA Financial, AXA Equitable and MLOA since September 2006. In addition, Ms. Slutsky was a member of AXA Financial’s Audit Committee from 2006 through 2010. She has been a member of AXA Financial’s Organization and Compensation Committee since 2006 and was elected Chair of the Organization and Compensation Committee in February 2012.

Ms. Slutsky brings to the Board extensive corporate governance experience achieved through her executive and managerial roles at NYCT, BoardSource, Independent Sector and various other non-profit organizations. She also brings valuable insight gained from serving on boards and board committees at certain of our parent companies.

Christian Thimann
Mr. Thimann, age 47, was elected a Director of the General Partner in February 2014. In January 2014, he joined AXA as Group Head of Strategy & Public Affairs and as a member of AXA’s Executive Committee. Prior to joining AXA, Mr. Thimann held several senior positions spanning 15 years with the European Central Bank, including, most recently, Director General and Adviser to the President from November 2008 until December 2013. From 1995 to 1998, he worked with the International Monetary Fund. Mr. Thimann is Trustee of the Max-Planck-Institute for Tax Law and Public Finance and has published numerous articles on international finance, monetary economics and macroeconomics. He earned a PhD in economics in 1995.

Mr. Thimann brings to the Board his vast experience in public affairs and international finance.

Peter J. Tobin
Mr. Tobin, age 69, was elected a Director of the General Partner in May 2000. From September 2003 to June 2005, he was Special Assistant to the President of St. John’s University. Prior thereto, Mr. Tobin served as Dean of the Tobin College of Business of St. John’s University from August 1998 to September 2003. As Dean, Mr. Tobin was the chief executive and academic leader of the College of Business. Mr. Tobin was Chief Financial Officer at The Chase Manhattan Corporation from 1996 to 1997. Prior thereto, he was Chief Financial Officer of Chemical Bank (which merged with Chase in 1996) from 1991 to 1996 and Chief Financial Officer of Manufacturers Hanover Trust (which merged with Chemical in 1991) from 1985 to 1991. Mr. Tobin has served on the board of directors of CIT Group Inc. (NYSE: CIT) since 1985 (except for one year during which CIT Group was owned by Tyco). Until his retirement in February 2012, he had been a Director of AXA Financial and AXA Equitable since March 1999 and also served on AXA Financial’s Audit Committee, Investment Committee, Investment and Finance Committee, Organization and Compensation Committee, and Executive Committee.

Mr. Tobin brings to the Board invaluable expertise as an audit committee financial expert and key leadership and analytical skills from his positions in academia.

Joshua A. Weinreich
Mr. Weinreich, age 53, was elected a Director of the General Partner in July 2013.  A career finance executive, Mr. Weinreich retired in 2004 after 20 years with Bankers Trust/Deutsche Bank where he served as Global Head of Hedge Funds for Deutsche Bank, Chief Executive Officer of Deutsche Asset Management, Americas, Co-Head of Bankers Trust Private Bank, Chief Investment Officer for Bankers Trust Private Bank, as well as President of BT Futures, and Head of Corporate Capital Markets (US).  He plays key roles on several boards, which roles currently include Vice Chair of the Community FoodBank of New Jersey and Chair of the Overlook Hospital Foundation Investment Committee, and director of Newark Academy, Skybridge Capital Hedge Fund Portfolios, and Houseparty Inc.

Mr. Weinreich brings to the Board the financial expertise and managerial skills he cultivated while working with Deutsche Bank and the philanthropic experiences he has cultivated since retiring.

Resignation of Directors and Appointment of New Directors

The following changes to our Board composition have occurred since we filed our Form 10-K for the year ended December 31, 2012, or will occur in the near future:

•	On May 21, 2013, Kevin Molloy resigned from the Board;
•	On July 30, 2013, Messrs. Schoen and Weinreich were elected as new members of the Board;
•	On September 12, 2013, Andrew J. McMahon resigned from the Board;

•	On November 18, 2013, A.W. (Pete) Smith, Jr. retired from the Board in accordance with our Corporate Governance Guidelines;
•	On February 11, 2014, Mr. Thimann was elected as a new member of the Board; and
•	On March 4, 2014, Mr. Tobin will retire from the Board in accordance with our Corporate Governance Guidelines.

Executive Officers (other than Mr. Kraus)

Laurence E. Cranch, General Counsel
Mr. Cranch, age 67, has been our General Counsel since he joined our firm in 2004. Prior to joining AllianceBernstein, Mr. Cranch was a partner of Clifford Chance, an international law firm. Mr. Cranch joined Clifford Chance in 2000 when Rogers & Wells, a New York law firm of which he was Managing Partner, merged with Clifford Chance.

James A. Gingrich, Chief Operating Officer
Mr. Gingrich, age 55, joined our firm in 1999 as a senior research analyst with SCB LLC and has been our firm’s Chief Operating Officer since December 2011. Prior to becoming COO, Mr. Gingrich held senior managerial positions with SCB LLC, including Chairman and Chief Executive Officer of SCB LLC from February 2007 to November 2011 and Global Director of Research from December 2002 to January 2007.

Lori A. Massad, Head of Human Capital and Chief Talent Officer
Ms. Massad, age 49, joined our firm in 2006 as Chief Talent Officer. In February 2009, her role was expanded to include oversight of Human Capital in addition to Talent Development. Prior to joining our firm, Ms. Massad served as Chief Talent Officer and Chief Operating Officer at Marakon Associates, a strategy consulting firm from 2004 to 2006. Before joining Marakon, Ms. Massad was a founding member of two start-ups: Spencer Stuart Talent Network (in 2001) and EmployeeMatters, a human resources outsourcing firm (in 2000). Prior to helping found EmployeeMatters, she spent eight years at The Boston Consulting Group, where she became a senior manager on the consulting staff and leader of the firm’s recruiting, training and development programs. While with The Boston Consulting Group, Ms. Massad was also an adjunct professor at New York University’s Leonard Stern School of Business.

Robert P. van Brugge, Chairman and Chief Executive Officer of SCB LLC
Mr. van Brugge, age 45, has been Chairman of the Board and Chief Executive Officer of SCB LLC since December 2011. Prior to becoming Chairman and CEO, Mr. van Brugge served as Global Director of Research from January 2008 to December 2011. He joined our firm in 2002 as a senior research analyst with SCB LLC.

John C. Weisenseel, Chief Financial Officer
Mr. Weisenseel, age 54, joined our firm in May 2012 as Senior Vice President and Chief Financial Officer.  From 2004 to April 2012, he worked at The McGraw Hill Companies (“McGraw Hill”), where he served initially as Senior Vice President and Corporate Treasurer and, since 2007, as Chief Financial Officer of the firm’s Standard & Poor’s subsidiary.  Prior to joining McGraw Hill, Mr. Weisenseel was Vice President and Corporate Treasurer for Barnes & Noble, Inc.  Prior to joining Barnes & Noble, he spent ten years in various derivatives trading and financial positions at Citigroup.  A Certified Public Accountant, Mr. Weisenseel also worked at KPMG LLP.

Board Meetings

In 2013, the Board held:
•	regular meetings in February, April, May, July, September and November; and
•	special meetings in June and August.

Generally, the Board holds six meetings annually: in February, April, May, July or August, September, and November. In addition, the Board holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit, Corporate Governance, Compensation and Special Committees, each of which is described in further detail below. Each member of the Board attended 75% or more of the aggregate of all Board and committee meetings that he or she was entitled to attend in 2013, except Mr. de Castries.

Committees of the Board

The Executive Committee of the Board (“Executive Committee”), during 2013, consisted of Ms. Slutsky and Messrs. Condron, de Castries, Duverne, Kraus (Chair) and Tobin. The Executive Committee exercises all of the powers and authority of the Board (with limited exceptions) when the Board is not in session, or when it is impractical to assemble the full Board. The Executive Committee held four meetings in 2013.

The Governance Committee, during 2013, consisted of Mses. Hechinger (Chair) and Slutsky and Messrs. Condron, Duverne and Kraus. The Governance Committee:

•	assists the Board and the sole stockholder of the General Partner in:
o	identifying and evaluating qualified individuals to become Board members; and
o	determining the composition of the Board and its committees, and

•	assists the Board in:
o	developing and monitoring a process to assess Board effectiveness;
o	developing and implementing our corporate governance guidelines; and
o	reviewing our policies and programs that relate to matters of corporate responsibility of the General Partner and the Partnerships.

The Governance Committee held three meetings in 2013.

The Audit Committee of the Board (“Audit Committee”) consisted of Messrs. Elliott, Hicks, Smith and Tobin (Chair), and commencing in July 2013, Mr. Schoen. Mr. Smith retired from the Board (and each Board committee of which he was a member) in November 2013. The primary purposes of the Audit Committee are to:

•	assist the Board in its oversight of:
o	the integrity of the financial statements of the Partnerships;
o	the Partnerships’ status and system of compliance with legal and regulatory requirements and business conduct;
o	the independent registered public accounting firm’s qualification and independence; and
o	the performance of the Partnerships’ internal audit function; and

•	oversee the appointment, retention, compensation, evaluation and termination of the Partnerships’ independent registered public accounting firm.

Consistent with these functions, the Audit Committee encourages continuous improvement of, and fosters adherence to, the Partnerships’ policies, procedures and practices at all levels. With respect to these matters, the Audit Committee provides an open avenue of communication among the independent registered public accounting firm, senior management, the Internal Audit Department and the Board. The Audit Committee held seven meetings in 2013.

The Compensation Committee of the Board (“Compensation Committee”) consisted of Ms. Slutsky and Messrs. Condron (Chair), Duverne, Elliott, Kraus and Smith, until Mr. Smith retired in November 2013. The Compensation Committee held three meetings in 2013. For additional information about the Compensation Committee, see “Compensation Discussion and Analysis—Compensation Committee” in Item 11.

The functions of each of the committees discussed above are more fully described in each committee’s charter. The charters are available on our Internet Site.

The Special Committee of the Board (“Special Committee”) consists of all of the independent directors and, in 2013, included Mses. Hechinger and Slutsky and Messrs. Elliott, Hicks, Schoen, Smith, Tobin (Chair) and Weinreich. Messrs. Schoen and Weinreich joined the Special Committee upon joining the Board in July 2013.  Mr. Smith retired from the Special Committee upon retiring from the Board in November 2013. The Special Committee has the authority to direct and oversee any matters referred to it by the Board and/or management including, but not limited to, matters relating to conflicts of interest and the relationship among AllianceBernstein, Holding and AXA. The members of the Special Committee do not receive any additional compensation for their service on the Special Committee, apart from the ordinary meeting fees described in “Director Compensation” in Item 11. The Special Committee did not meet in 2013.

Audit Committee Financial Experts; Financial Literacy

In January 2013 and 2014, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Messrs. Elliott and Tobin is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. The Board so determined at its regular meetings in February 2013 and 2014.

In January 2013, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Messrs. Elliott, Hicks, Smith and Tobin is financially literate and possesses accounting or related financial management expertise, as contemplated by Section 303A.07(a) of the NYSE Listed Company Manual (“Financially Literate”).  The Board so determined at its regular meeting in February 2013.

In July 2013, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that Mr. Schoen is Financially Literate. The Board so determined at its regular meeting in July 2013.

In January 2014, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Messrs. Elliott, Hicks, Schoen and Tobin is Financially Literate. The Board so determined at its regular meeting in February 2014.

Independence of Certain Directors

In January 2013, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Mses. Hechinger and Slutsky and Messrs. Elliott, Hicks, Smith and Tobin is “independent” within the meaning of Section 303A.02 of the NYSE Listed Company Manual. The Board considered immaterial relationships of Mr. Elliott (relating to the fact that AllianceBernstein and its family of mutual funds are clients of BNY Mellon and Mr. Elliott’s equity stake in BNY Mellon), Mr. Hicks (relating to the fact that Alleghany is a client of SCB LLC and Mr. Hicks was employed by Bernstein from 1991 to 1999), Ms. Slutsky (relating to contributions formerly made by AllianceBernstein to NYCT and the fact that she is a member of the boards of directors of AXA Financial and AXA Equitable) and Mr. Tobin (relating to the fact that, until his retirement in February 2012, he was a member of the boards of directors of AXA Financial and AXA Equitable) and then determined, at its February 2013 regular meeting, that each of Mses. Hechinger and Slutsky and Messrs. Elliott, Hicks, Smith and Tobin is independent within the meaning of the relevant rules.

In July 2013, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Messrs. Schoen and Weinreich is independent within the meaning of the relevant rules. The Board so determined at its regular meeting in July 2013.

In January 2014, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Mses. Hechinger and Slutsky and Messrs. Condron, Elliott, Hicks, Schoen, Tobin and Weinreich is independent. The Board considered immaterial relationships of Mr. Condron (relating to the fact that, from May 2001 through December 31, 2010, he was an executive officer of AXA Financial), Mr. Hicks (relating to the fact that Alleghany is a client of SCB LLC), Ms. Slutsky (relating to a contribution AllianceBernstein intends to make to NYCT in February 2014 and the fact that she is a member of the boards of directors of AXA Financial and AXA Equitable) and Mr. Tobin (relating to the fact that, until his retirement in February 2012, he was a member of the boards of directors of AXA Financial and AXA Equitable), and determined, at its February 2014 regular meeting, that each of Mses. Hechinger and Slutsky and Messrs. Condron, Elliott, Hicks, Schoen, Tobin and Weinreich is independent within the meaning of the relevant rules.

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

We believe that our company derives significant benefits from having one individual hold the positions of both Chairman and Chief Executive Officer, provided we have sufficient counter-balancing governance in place. We see significant value in having the leader in the Board room also manage the affairs of our company, and we believe any potential doubts as to our Board’s objectivity in evaluating management are offset by the lead independent director we have in place and the fact that the affirmative consent of our largest Unitholder (AXA) is required in order for any action taken by the Executive Committee or the Compensation Committee to be effective.

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

The Board, at its February 2014 regular meeting, unanimously appointed, consistent with the Governance Committee’s recommendation, Steven G. Elliott as our lead independent director, effective upon Mr. Tobin’s retirement on March 4, 2014.

Risk Oversight

The Board, together with the Audit Committee, has oversight for our company’s risk management framework, both investment risk and operational risk, and is responsible for helping to ensure that our company’s risks are managed in a sound manner. The Board has delegated to the Audit Committee, which consists entirely of independent directors, the responsibility to consider our company’s policies and practices with respect to operational risk assessment and operational risk management, including discussing with management the major financial risk exposures and the steps taken to monitor and control such exposures. Members of the company’s Risk Management team, who are responsible for identifying, managing and controlling the array of operational and investment risks inherent in our company’s business and operations, make quarterly reports to the Audit Committee, including an annual risk review that addresses operational risk identification, assessment and monitoring. The Chief Risk Officer, whose expertise encompasses both quantitative research and associated investment risks, makes periodic presentations to the Board. He reports directly to our Chairman and Chief Executive Officer and, since 2013, has had a reporting line to the Audit Committee.

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

We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers, which is intended to comply with Section 406 of the Sarbanes-Oxley Act of 2002 (“Item 406 Code”). The Item 406 Code, which may be found in the “Management & Governance” section of our Internet Site, was adopted in October 2004 by the Executive Committee. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to, or waivers from, provisions of the Item 406 Code that apply to the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer by posting such information on our Internet Site. To date, there have been no such amendments or waivers.

NYSE Governance Matters

Section 303A.00 of the NYSE Listed Company Manual exempts limited partnerships from compliance with the following sections of the Manual: Section 303A.01 (board must have a majority of independent directors), 303A.04 (corporate governance committee must have only independent directors as its members and must have a charter that addresses, among other things, the committee’s purpose and responsibilities), and 303A.05 (compensation committee must have only independent directors as its members and must have a charter that addresses, among other things, the committee’s purpose and responsibilities). Holding is a limited partnership (as is AllianceBernstein). In addition, because the General Partner is a subsidiary of AXA, and the General Partner controls Holding (and AllianceBernstein), we believe we also would qualify for the “controlled company” exemption. Notwithstanding the foregoing, we comply voluntarily with the charter requirements set forth in Sections 303A.04 and 303A.05.

Our Corporate Governance Guidelines (“Guidelines”) promote the effective functioning of the Board and its committees, promote the interests of the Partnerships’ respective Unitholders (with appropriate regard to the Board’s duties to the sole stockholder of the General Partner), and set forth a common set of expectations as to how the Board, its various committees, individual directors and management should perform their functions. The Guidelines may be found in the “Management & Governance” section of our Internet Site.

The Governance Committee is responsible for considering any request for a waiver under the Code of Business Conduct and Ethics, the Item 406 Code, the AXA Group Compliance and Ethics Guide, and the AXA Financial Policy Statement on Ethics from any director or executive officer of the General Partner. No such waiver has been granted to date and, if a waiver is granted in the future, such waiver would be described in the “Management & Governance” section of our Internet Site.

Our Internet Site, under the heading “Meet our Directors”, provides an e-mail address for any interested party, including Unitholders, to communicate with the Board. Our Corporate Secretary reviews e-mails sent to that address and has some discretion in determining how or whether to respond, and in determining to whom such e-mails should be forwarded. In our experience, substantially all of the e-mails received are ordinary client requests for administrative assistance that are best addressed by management, or solicitations of various kinds.

The 2013 Certification by our Chief Executive Officer under NYSE Listed Company Manual Section 303A.12(a) was submitted to the NYSE on February 19, 2013.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors of the General Partner and executive officers of the Partnerships, and persons who own more than 10% of the Holding Units or AllianceBernstein Units, to file with the SEC initial reports of ownership and reports of changes in ownership of Holding Units or AllianceBernstein Units. To the best of our knowledge, during 2013, we complied with all Section 16(a) filing requirements relating to Holding and AllianceBernstein, except a Form 4 for each of Messrs. Schoen and Weinreich was filed late (each Form 4 related to the equity compensation awarded to each such director in September 2013 in connection with the commencement of his service on the Board). Our Section 16 filings can be found under “Investor & Media Relations” / “Reports & SEC Filings” on our Internet Site.

Item 11.	Executive Compensation

Compensation Discussion and Analysis (“CD&A”)

Overview of Compensation Philosophy and Goals

The intellectual capital of our employees is collectively the most important asset of our firm. We invest in people—we hire qualified people, train them, encourage them to give their best thinking to the firm and our clients, and compensate them in a manner designed to motivate and retain them. As a result, the costs of employee compensation and benefits are significant, comprising approximately 51.6% of our operating expenses and representing approximately 41.6% of our net revenues (48.7% of our adjusted net revenues, as defined below in “Overview of 2013 Incentive Compensation Program”), for 2013. Although these percentages are not unusual for companies in the financial services industry, the magnitude of these costs requires that they be monitored by management, and overseen by the Board, with particular attention by the Compensation Committee.

We believe that the quality, skill and dedication of our executives are critical to enhancing the long-term value of our company. Our key compensation goals include the following:

•	attracting, motivating and retaining highly-qualified executive talent;
•	providing rewards for the past year’s performance;
•	providing incentives for future performance; and
•	aligning our executives’ long-term interests with those of our clients and Unitholders.

We believe that success in achieving good results for the firm, and for our Unitholders, flows from achieving investment success for our clients. We are focused on ensuring that our compensation practices are competitive with industry peers and provide sufficient potential for wealth creation for our executives and employees, which we believe will enable us to meet our compensation goals.

Compensation Elements for Executive Officers

We utilize a variety of compensation elements to achieve the goals described above, including base salary, annual short-term incentive compensation awards (cash bonuses), a long-term incentive compensation award program and a defined contribution plan, each of which we discuss in detail below:

Base Salaries
Base salaries comprise a relatively small portion of our executives’ total compensation and are maintained at levels generally lower than the salaries of executives at peer firms. Within the narrow range of base salaries paid to our executives, we consider individual experience, responsibilities and tenure with the firm.

Annual Short-term Incentive Compensation Awards (Cash Bonuses)
Annual cash bonuses, which generally reflect individual performance and the firm’s current year financial performance, provide a shorter-term incentive to remain through year end because such bonuses typically are paid during the last week of the year.

In 2013, we paid annual cash bonuses in late December. These bonuses were based on management’s evaluation (subject to the Compensation Committee’s review and approval) of each executive’s performance during the year, and the performance of the executive’s business unit or function, compared to business and operational goals established at the beginning of the year, and in the context of the firm’s current year financial performance.  For more information regarding the factors considered when determining cash bonuses to executives, see “Factors Considered When Determining Executive Compensation” in this Item 11.

Long-term Incentive Compensation Awards
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

In 2013, we granted annual long-term incentive compensation awards in December to eligible employees to supplement cash bonuses and to encourage retention of our executives. These awards are made pursuant to the Incentive Compensation Program, an unfunded, non-qualified incentive compensation plan, and, when the award is Holding Unit-based, the 2010 Plan, our equity compensation plan.

The restricted Holding Units granted pursuant to long-term incentive compensation awards generally vest ratably over four years. Since 2011, we have provided our employees, except certain members of senior management, with the opportunity to diversify their long-term incentive compensation awards by allocating up to 50% of their awards to cash, up to a maximum cash amount of $250,000 (“Deferred Cash”). Each of our employees who was based outside of the United States (other than expatriates) who received a 2013 award of $100,000 or less could have allocated up to 100% of his or her award to Deferred Cash. The portion of an award allocated to Deferred Cash is subject to the same multi-year vesting periods (generally, four years) as the portion of the award allocated to Holding Units.

Award recipients who resign or are terminated without cause continue to vest in their long-term incentive compensation awards if the award recipients comply with certain agreements and restrictive covenants set forth in the applicable award agreement, including restrictions on competition, employee and client solicitation, and a claw-back for failing to follow existing risk management policies.  As such, for accounting purposes, there is no employee service requirement and awards are fully expensed when granted.  (As used in this Item 11, “vest” refers to the time at which the awards are no longer subject to forfeiture for breach of these restrictions or risk management policies, which we discuss further below in “Consideration of Risk Matters in Determining Compensation”.)

Withdrawals prior to vesting are not permitted. Upon vesting, awards are distributed to participants unless the award recipient has, in advance, voluntarily elected to defer receipt to future periods. Quarterly cash distributions on vested and unvested restricted Holding Units are paid currently to award recipients. If Deferred Cash is elected, interest accrues monthly based on our monthly weighted average cost of funds and is credited to the award recipient annually. Our cost of funds during 2013 was approximately 0.3%, representing a nominal return.

Defined Contribution Plan
U.S. employees of AllianceBernstein (including our named executive officers, as defined below in “Factors Considered When Determining Executive Compensation”) are eligible to participate in the Profit Sharing Plan for Employees of AllianceBernstein L.P. (as amended and restated as of January 1, 2010, “Profit Sharing Plan”), a tax-qualified retirement plan. The Compensation Committee determines the amount of company contributions (both the level of annual matching by the firm of an employee’s pre-tax salary deferral contributions and the annual company profit sharing contribution).

For 2013, the Compensation Committee determined that employee deferral contributions would be matched on a one-to-one basis up to five percent of eligible compensation and there would be no profit sharing contribution.

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

In our effort to foster the spirit of partnership among our employees and to better align their interests with those of our Unitholders and our clients, eligible employees receive at least half of their long-term incentive compensation awards in the form of restricted Holding Units, with multi-year vesting periods (as described above, generally, four years). Our Chairman and Chief Executive Officer firmly believes that compensating key employees with equity ownership fosters a true partnership community, one that will help us grow and achieve our firm’s goals. We believe that as our employees become more focused on partnering with each other to achieve our firm’s overall goals, they will serve as checks and balances on each other in assessing risk and performance.

As described above in “Compensation Elements for Executive Officers – Long-term Incentive Compensation Awards” in this Item 11, our approach to long-term incentive compensation is designed to reflect the firm’s current year and long-term financial performance and the specific performance of each individual employee. The initial amount of an employee’s award is based on the performance of the firm and the employee for the current year. A substantial portion of the award is denominated in Holding Units that are not distributed until subsequent years, so the ultimate value that the employee derives from the award depends on the long-term performance of the firm. Denominating a substantial portion of the award in Holding Units and deferring their delivery also sensitizes employees to risk outcomes and discourages them from taking excessive risks that could lead to a decrease in the value of the Holding Units. Furthermore, and as noted above, generally all outstanding long-term incentive compensation awards include a provision permitting us to “claw-back” the unvested portion of an employee’s long-term incentive compensation award (whether denominated in restricted Holding Units or Deferred Cash) if the Compensation Committee determines that (i) the employee failed to follow existing risk management policies and (ii) as a result of the employee’s failure, there has been or reasonably could be expected to be a material adverse impact on our firm or the employee’s business unit.

Overview of 2013 Incentive Compensation Program

In 2013, employees with total compensation in excess of $200,000 received a portion of their incentive compensation in the form of an annual cash bonus and a portion in the form of long-term incentive compensation (as described above, at least 50% of which must have been allocated to restricted Holding Units). The split between the annual cash bonus and long-term incentive compensation varied depending on the eligible employee’s total compensation, with lower-paid employees receiving a greater percentage of their incentive compensation as cash bonuses than more highly-paid employees.  (For additional information about these compensatory elements, see “Compensation Elements for Executive Officers” in this Item 11.)

Although estimates are developed for budgeting and strategic planning purposes, incentive compensation is not correlated with meeting any specific targets (except that some of our salespeople have compensation incentives based on sales levels).  Instead, the aggregate amount of incentive compensation generally is determined on a discretionary basis and is primarily a function of our firm’s current year financial performance. Amounts are awarded to help us achieve our goal of attracting, motivating and retaining top talent while also helping ensure that our Unitholders receive an appropriate return on their investment.

Senior management, with the approval of the Compensation Committee, confirmed that the appropriate metric to consider in determining the amount of incentive compensation for 2013 is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues, each of which is described immediately below:

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

In 2013, senior management, with the approval of the Compensation Committee, also confirmed that the firm’s adjusted employee compensation and benefits expense should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. As the table below indicates, in 2013, adjusted employee compensation and benefits expense amounted to approximately 48.7% of adjusted net revenues (in thousands):

Net Revenues	$2,915,047
Adjustments (see above)	(522,878)
Adjusted Net Revenues	$2,392,169

Employee Compensation & Benefits Expense	$1,212,011
Adjustments (see above)	(46,156)
Adjusted Employee Compensation & Benefits Expense	$1,165,855
Adjusted Compensation Ratio(1)	48.7%

(1)	For the year ended December 31, 2013, the adjusted compensation ratio included incremental compensation expense recognized during each quarter of 2013 attributable to the restricted Holding Unit award granted to our Chief Executive Officer pursuant to his extended employment agreement dated as of June 21, 2012 (discussed below in “Overview of Our Chief Executive Officer’s Compensation” in this Item 11, “Extended Employment Agreement”). See our discussion of “Employee Compensation and Benefits” in Item 7 and Note 17 to AllianceBernstein’s consolidated financial statements in Item 8 for information about the accounting impact associated with the Extended Employment Agreement.

Our 2013 adjusted compensation ratio of approximately 48.7% reflects the need to keep compensation levels competitive with industry peers in order to attract, motivate and retain highly-qualified executive talent. Senior management, in 2013, retained McLagan Partners (“McLagan”) to provide compensation benchmarking data (“McLagan Data”), which data summarized compensation levels for 2012 at selected asset management companies and banks comparable to ours in terms of size and business mix (“Comparable Companies”), to assist in determining the appropriate level of compensation for the firm’s executives (see “Factors Considered When Determining Executive Compensation” immediately below for the list of Comparable Companies). The Compensation Committee considered this information in concluding that the compensation levels paid in 2013 to our named executive officers were appropriate and reasonable. See “Factors Considered When Determining Executive Compensation” immediately below for more information pertaining to the McLagan Data.

Factors Considered When Determining Executive Compensation

Decisions about executive compensation are based primarily on our assessment of each executive’s leadership, operational performance and potential to enhance investment returns and service for our clients, all of which contribute to long-term Unitholder value. We do not utilize quantitative formulas when determining the compensation of our Chief Executive Officer (“CEO”), our Chief Financial Officer (“CFO”) and our other three most highly-compensated executive officers (together with the CEO and CFO, “named executive officers”), but rather rely on our judgment about each executive’s performance in light of business and operational goals established at the beginning of the year and whether each particular payment or award provides an appropriate reward for the executive officer’s and the firm’s current year performance. We begin this process, which is conducted by the CEO working with other members of senior management, by determining the total incentive compensation amounts available for a particular year (as more fully explained above in “Overview of 2013 Incentive Compensation Program”).

We then consider a number of key factors for each of the named executive officers (other than Mr. Kraus, our CEO, whose compensation is described below in “Overview of Our Chief Executive Officer’s Compensation”). Because specific factors will vary among business units, among individuals and during different business cycles, we do not adopt any specific weighting or formula under which these metrics are applied.  Key factors we consider include:

•	the firm’s financial performance in the current year;
•	the firm’s strategic and operational considerations;
•	total compensation paid to the named executive officer in the previous year;
•	the increase or decrease in the current year’s total incentive compensation amounts available;
•	the named executive officer’s performance compared to individual business and operational goals established at the beginning of the year;
•	the nature, scope and level of responsibilities of the named executive officer;
•	the contribution of the named executive officer to our overall financial results; and
•	the named executive officer’s management effectiveness, talent development, contribution to our firm’s fiduciary culture in which clients’ interests are paramount, and adherence to risk management and regulatory compliance.

In 2013, as noted above in “Overview of 2013 Incentive Compensation Program”, we also considered the McLagan Data when determining the total compensation of our named executive officers, which data provided ranges of compensation levels at the Comparable Companies for executive positions similar to those held by our named executive officers, including salary, total cash compensation and total compensation. The McLagan Data indicated that the total compensation paid to our named executive officers in 2013 fell within or below the ranges of total compensation paid to executives at the Comparable Companies. The Comparable Companies, which management selected with input from McLagan, included Bank of America Merrill Lynch, Barclays Capital Group, BlackRock, Credit Suisse, Deutsche Bank, Franklin Templeton, Goldman Sachs & Co., Goldman Sachs Asset Management, Invesco Plc, JPMorgan Asset Management, JPMorgan Chase, Morgan Stanley, Morgan Stanley Investment Management, Nomura Securities, PIMCO Advisors, T. Rowe Price Associates, UBS and The Vanguard Group.

We then provided specific incentive compensation recommendations to the Compensation Committee, which recommendations were supported by the factors listed above. We also provided the Compensation Committee with the McLagan Data, which was not used in a formulaic or mechanical way to determine named executive officer compensation levels, but rather, as noted immediately above, provided the Compensation Committee with compensation levels paid to executives at the Comparable Companies. The Compensation Committee then made the final incentive compensation decisions.

We have described in the table below the business and operational goals established at the beginning of 2013 for our named executive officers (other than Mr. Kraus) and their achievements during 2013:

Named Executive Officer	2013 Business and Operational Goals	2013 Goals Achieved
James A. Gingrich Chief Operating Officer
-  increase operating efficiency;
-  optimize retail, institutional and private client strategy and sales efforts;
-  enhance planning and organizational processes;
-  optimize revenue and profitability of Bernstein Research Services;
-  foster a culture of meritocracy, empowerment and accountability among business leaders; and
-  recruit and retain top talent.

-  reduced operating costs significantly compared to 2012;
-  made additional progress to right-size our firm’s real estate footprint;
-  increased operating margins;
-  implemented processes and metrics to better manage costs;
-  improved client flows in most channels and geographies;
-  helped recruit new personnel in several key positions;
-  negotiated and helped complete the W.P. Stewart acquisition; and
-  helped improve Bernstein Research Services revenues and margins.

Robert P. van Brugge Chairman and CEO, SCB LLC
-  optimize the revenue and profit contribution of Bernstein Research Services;
-  further enhance this unit’s research capabilities, trading services and product array;
-  extend this unit’s geographic platform; and
-  attract, motivate and retain top talent.

- increased Bernstein Research Services profitability; - achieved excellent results in third-party research surveys; and - made significant progress in expanding the business in Asia.

Named Executive Officer	2013 Business and Operational Goals	2013 Goals Achieved
Lori A. Massad Head of Human Capital and Chief Talent Officer
-  solidify the firm’s culture of “relentless ingenuity”;
-  redesign our U.S. medical benefit programs;
-  assess progress in strengthening employee engagement; and
-  enhance our firm’s diversity initiatives, including fostering an environment in which diverse talent thrives and progresses.

-  facilitated culture forums between senior leaders and employees across regions;
-  established new competency models that support and align with the firm’s culture of relentless ingenuity;
-  redesigned our U.S. medical benefit plans to address the challenges of rising health care costs while maintaining competitive benefits;
-  introduced a comprehensive education program to U.S. employees to help them understand the new medical plans;
-  identified employee engagement issues through a global survey and began pursuing initiatives to address those issues; and
-  developed diversity programs to create a more inclusive work environment and encourage diverse talent.

John C. Weisenseel Chief Financial Officer
-  focus on improving the firm’s adjusted operating margin with a particular emphasis on reducing the firm’s cost structure, including its global real estate footprint;
-  ensure adherence to internal control structure and financial reporting standards;
-  help evaluate and support new business development opportunities;
-  enhance internal financial reporting, including an increased focus on management operating metrics, to provide more useful information to senior management; and
-  identify and develop the next generation of leaders in the Finance and Administrative Services Departments.

-  improved adjusted operating margin with a particular emphasis on reducing the firm’s cost structure pertaining to various general and administrative services expense items;
-  reduced further the firm’s real estate footprint by approximately 500,000 square feet, which generated annual savings of more than $40 million;
-  maintained active dialogues with the investment community and credit rating agencies;
-  provided accounting and tax guidance in structuring new business opportunities and assisted with related integration;
-  identified improvements to internal financial reporting to enhance transparency and accountability of senior business leaders; and
-  added senior leaders to the Finance team and reorganized the Finance and Administrative Services Departments to provide better client service within our firm.

As indicated in the table above, each of the named executive officers included in the table successfully achieved his or her goals in 2013. The compensation of each of these named executive officers reflected Mr. Kraus’s and the Compensation Committee’s judgment in assessing the importance of his or her achievements to our firm’s financial results.

Overview of Our Chief Executive Officer’s Compensation

During 2013, Peter S. Kraus was compensated based on the terms set forth in his employment agreement (“Kraus Employment Agreement”), pursuant to which he served as Chairman of the Board of Directors of the General Partner and CEO of the General Partner, AllianceBernstein and Holding from December 19, 2008 to January 2, 2014 (“Employment Term”).  Mr. Kraus will continue to serve in these roles pursuant to his extended employment agreement dated as of June 21, 2012 (“Extended Employment Agreement” and, together with the Kraus Employment Agreement, the “Kraus Employment Agreements”), which has a term that runs from January 3, 2014 until January 2, 2019 (the “Extended Employment Term”), unless the Extended Employment Agreement is terminated in accordance with its terms. Although the Extended Employment Term did not begin until January 3, 2014, certain provisions of the Extended Employment Agreement became effective on June 21, 2012, the date the agreement was signed, including those provisions summarized below relating to the 2,722,052 restricted Holding Units Mr. Kraus was awarded pursuant to the Extended Employment Agreement (“Additional Grant”) and termination of employment.

Negotiation and Approval of the Kraus Employment Agreements
The terms of the Kraus Employment Agreement were the result of arm’s-length negotiations between Mr. Kraus and a member of the Compensation Committee. These terms (which are described in detail below), including the compensation elements, were discussed and approved by the Compensation Committee and the full Board on December 19, 2008 and reflected their decision to structure the allocation of Mr. Kraus’s compensation heavily toward a grant of restricted Holding Units.  In addition, the Board, when it reviewed and approved the Kraus Employment Agreement, considered compensation benchmarking data from McLagan, which data indicated that Mr. Kraus’s compensation arrangement was fully competitive, reasonable and appropriate given our size, scope and complexity, and Mr. Kraus’s experience, credentials and proven track record.

The terms of the Extended Employment Agreement also were the result of arm’s-length negotiations between Mr. Kraus, members of the Compensation Committee, who discussed this matter during four Special Meetings of the Compensation Committee, and other members of the Board.   In addition, the Compensation Committee considered comparative compensation benchmarking data from Johnson Associates, Inc. (“Johnson”), a compensation consultant engaged by the Compensation Committee, which data summarized CEO compensation levels for 2011 at selected asset management companies and banks comparable to ours in terms of size and business mix. This data provided ranges of compensation levels for CEOs at these companies, including salary, cash bonus, total cash compensation and total compensation. In addition, this data indicated that the compensation terms for Mr. Kraus set forth in the Extended Employment Agreement were fully competitive and consistent with industry standards given our size, scope and complexity, the importance of CEO continuity, Mr. Kraus’s experience and integral role in the ongoing execution of our firm’s long-term growth strategy, and the allocation of Mr. Kraus’s compensation more heavily to restricted equity. The comparable companies, which management selected with input from Johnson, included Affiliated Managers, Ameriprise Financial, Bank of New York Mellon, BlackRock Financial Management, Credit Suisse Asset Management, Eaton Vance, Federated Investors, Franklin Resources, Invesco Plc, Janus Capital Group, JPMorgan Asset Management, Lazard, Legg Mason, Morgan Stanley, Northern Trust Corp., State Street and T. Rowe Price Associates.

The Compensation Committee and the Executive Committee, based on the Johnson data and other inquiry as needed, decided to structure the allocation of Mr. Kraus’s compensation under the Extended Employment Agreement heavily toward the Additional Grant.  For information regarding the Executive Committee, see “Committees of the Board” in Item 10.

Compensation Elements

Base Salary
Mr. Kraus was paid an annual base salary of $275,000 throughout the Employment Term. The $275,000 base salary was in line with our firm’s policy generally to keep base salaries of executives and other highly-compensated employees low in relation to total compensation.

Mr. Kraus’s annual base salary under the Extended Employment Agreement originally was also $275,000, subject to increase by the Compensation Committee. Effective January 1, 2014, the Compensation Committee approved an increase in Mr. Kraus’s annual base salary to $400,000.  This amount is equal to the annual base salary paid to our executives generally and continues to be in line with our firm’s policy to keep base salaries of executives and other highly-compensated employees low in relation to total compensation.

Cash Bonuses
Mr. Kraus, pursuant to the Kraus Employment Agreement, was paid a $6 million cash bonus in 2009, which represented the amount that Mr. Kraus and the Board agreed represented a reasonable and appropriate short-term financial inducement for Mr. Kraus to join AllianceBernstein based on the factors listed above in “Negotiation and Approval of the Kraus Employment Agreements” and reflected the significant uncertainty surrounding the level of 2009 quarterly cash distributions on Holding Units when he was hired (see “Restricted Holding Units” immediately below); it most directly reflects the company’s goal of attracting highly-qualified executive talent.

Mr. Kraus did not receive a cash bonus in 2010, 2011, 2012 or 2013, nor is he entitled to receive a cash bonus during the Extended Employment Term.  Any future cash bonus to Mr. Kraus is entirely in the discretion of the Compensation Committee.

Restricted Holding Units
Mr. Kraus was granted 2,722,052 restricted Holding Units (“Restricted Holding Unit Grant”) when he began his tenure as our firm’s CEO on December 19, 2008.  The Restricted Holding Unit Grant vested ratably on each of the first five anniversaries of December 19, 2008, commencing December 19, 2009. In connection with the Extended Employment Agreement, AllianceBernstein amended the Kraus Employment Agreement to permit Mr. Kraus to defer the delivery of the last tranche of the Restricted Holding Unit Grant remaining to be delivered under the Kraus Employment Agreement.  As a result, 544,410 restricted Holding Units that vested on December 19, 2013 will be delivered to Mr. Kraus on the earlier of December 19, 2018, Mr. Kraus’s death and the date on which a change in control of AllianceBernstein occurs. Mr. Kraus will continue to receive distributions on these Holding Units until such delivery.

The Restricted Holding Unit Grant’s five-year vesting schedule provided Mr. Kraus with a strong incentive to remain with our firm throughout the Employment Term and to cause our firm to have strong financial performance during each of those five years. The size of the Restricted Holding Unit Grant, which had a value of approximately $52 million based on the market price of a Holding Unit on December 19, 2008, reflected the determination by Mr. Kraus and the Board that this was a reasonable and appropriate amount of long-term incentive compensation in view of Mr. Kraus’s expertise and experience, his past compensation, the compensation of his predecessor and the compensation of other chief executive officers of comparable asset management companies.

During the Employment Term, Mr. Kraus was paid the cash distributions payable with respect to his unvested restricted Holding Units and a dollar amount equal to the cash distributions payable with respect to any Holding Units that were withheld by AllianceBernstein to cover Mr. Kraus’s tax withholding obligations as the Holding Units vested (“Withheld Units”). These cash distributions were paid at the time distributions are made to Holding Unitholders generally. As specified in the Kraus Employment Agreement, no cash distributions with a record date following December 19, 2013 will be payable to Mr. Kraus with respect to the Withheld Units.

Mr. Kraus was awarded the Additional Grant on June 21, 2012, when he signed the Extended Employment Agreement. The size of the Additional Grant, which had a value of approximately $33 million based on the market price of a Holding Unit on June 21, 2012, reflected the determination by Mr. Kraus and the Board that this was a reasonable and appropriate amount of long-term incentive compensation in view of Mr. Kraus’s expertise and experience, his past compensation, and the compensation of other chief executive officers of the comparable asset management companies described above in “Negotiation and Approval of the Kraus Employment Agreements”.

Subject to accelerated vesting clauses in the Extended Employment Agreement (e.g., immediate vesting upon a “change in control” of our firm, as discussed in detail below), the Additional Grant will vest ratably on each of the first five anniversaries of December 19, 2013, commencing December 19, 2014, provided, with respect to each installment, Mr. Kraus continues to be employed by AllianceBernstein on the vesting date.  However, Mr. Kraus has elected to delay delivery of all of the restricted Holding Units until December 19, 2018, the final vesting date, subject to acceleration upon a “change in control” of our firm and certain qualifying events of termination of employment (see “Terms relating to Change in Control and Termination of Employment” below).

During the Extended Employment Term, Mr. Kraus will be paid the cash distributions payable with respect to his unvested and vested restricted Holding Units until the Holding Units are delivered or forfeited.  These cash distributions will be paid at the time distributions are made to Holding Unitholders generally.

AllianceBernstein had no commitment to grant Mr. Kraus additional equity-based awards during the Employment Term, nor is AllianceBernstein committed to grant any additional equity-based awards to Mr. Kraus during the Extended Employment Term (with any additional equity-based awards entirely in the discretion of the Compensation Committee). Accordingly, during the terms of the Kraus Employment Agreements, the totality of Mr. Kraus’s compensation (other than his salary) was and, absent any additional awards the Compensation Committee may choose to grant, will be dependent on the level of cash distributions on the restricted Holding Units granted to Mr. Kraus and the evolution of the trading price of Holding Units, both of which are partially dependent on the financial and operating results of our firm.  Therefore, his long-term interests have been, and will continue to be, directly aligned with the interests of our Unitholders and also indirectly aligned with the interests of our clients, as strong performance for our clients generally contributes directly to increases in assets under management and, thus, improved financial performance for the firm.

Perquisites and Benefits
Under the Kraus Employment Agreement, Mr. Kraus was entitled to receive the following perquisites and benefits:

•	full tax gross-ups by AllianceBernstein with respect to personal air travel on company-owned aircraft;
•	personal use of a company car and driver;

•	following termination of his employment due to death or disability, continued health and welfare benefits (see note 7 to “Potential Payments upon Termination or Change in Control” table for additional information); and
•	following termination of his employment by AllianceBernstein without cause or by Mr. Kraus for good reason, payments equal to the cost of COBRA coverage for the period for which he is entitled to COBRA.

The terms in the Extended Employment Agreement regarding perquisites and benefits are substantially the same as the comparable terms in the Kraus Employment Agreement, except that, during the Extended Employment Term, Mr. Kraus must reimburse AllianceBernstein for any incremental cost to AllianceBernstein associated with his personal use of company-owned (or company-leased) aircraft. In addition, Mr. Kraus is not entitled to receive tax gross-ups by AllianceBernstein for personal use of such aircraft or personal use of a company car and driver.

Terms relating to Change in Control and Termination of Employment
The Restricted Holding Unit Grant awarded under the Kraus Employment Agreement would have vested immediately upon a “change in control” of our firm.  A change in control is defined as:

•	AXA ceasing to control the management of AllianceBernstein’s business; or
•	Holding ceasing to be publicly traded.

Mr. Kraus negotiated the change-in-control provisions described immediately above in order to ensure that AllianceBernstein would continue to be operated as a separately-managed entity, and with a certain degree of independence, and that Holding would continue as a publicly-traded entity. Both AXA and Mr. Kraus believed that this arrangement added significant value to AllianceBernstein. The Board understood that AXA had no intention of changing this arrangement during the Employment Term and, accordingly, concluded that the change-in-control provisions were acceptable and necessary in order to recruit Mr. Kraus.

The Kraus Employment Agreement also provided for the immediate vesting of the next two installments of restricted Holding Units or, if fewer remained as of the termination date, the balance of the installments that were unvested, upon certain qualifying terminations of employment, including termination of Mr. Kraus’s employment:

•	by AllianceBernstein without cause, where “cause” includes, among other things:
o	the continued, willful failure by Mr. Kraus to perform substantially his duties with AllianceBernstein after a written demand for substantial performance is delivered to him by the Board;
o	Mr. Kraus’s conviction of, or plea of guilty or nolo contendere to, a crime that constitutes a felony;
o	the willful engaging by Mr. Kraus in misconduct that is materially and demonstrably injurious to AllianceBernstein or any of its affiliates;
o	the willful breach by Mr. Kraus of the covenant not to disclose any confidential information pertaining to AllianceBernstein or its affiliates or the covenant not to compete with AllianceBernstein or its affiliates; or
o	Mr. Kraus’s failure to comply with a material written company workplace policy applicable to him, and

•	by Mr. Kraus for good reason, where “good reason” generally includes actions taken by AllianceBernstein resulting in a material negative change in Mr. Kraus’s employment relationship, such as:
o	assignment to Mr. Kraus of duties materially inconsistent with his position;
o	any material breach of the Kraus Employment Agreement by AllianceBernstein;
o	a requirement by AllianceBernstein that Mr. Kraus be based at any office or location more than 25 miles commuting distance from company headquarters; or
o	a requirement that Mr. Kraus report to an officer or employee of AllianceBernstein instead of reporting directly to the Board and the CEO of AXA.

In addition, had Mr. Kraus died or become disabled during the Employment Term, Mr. Kraus immediately would have vested in a pro-rated portion of any restricted Holding Units otherwise due to vest on the next vesting date.

Mr. Kraus negotiated the provisions described immediately above in order to preserve the value of his long-term incentive compensation arrangement. The Board agreed to these provisions because they were typical of executive compensation agreements for executives at Mr. Kraus’s level and because the Board concluded that they were necessary to recruit Mr. Kraus.

The Board concluded that the change-in-control and termination provisions in the Kraus Employment Agreement fit within AllianceBernstein’s overall compensation objectives because they permitted AllianceBernstein to attract and retain a highly-qualified chief executive officer, were consistent with AXA’s and the Board’s expectations with respect to the manner in which AllianceBernstein and Holding would be operated during Mr. Kraus’s tenure, were consistent with the Board’s expectations that Mr. Kraus would not be terminated without cause and that no steps would be taken that would provide him with the ability to terminate the agreement with good reason (and, thereby, aligning with AllianceBernstein’s goal of providing Mr. Kraus with effective incentives for future performance), and to align his long-term interests with those of AllianceBernstein’s Unitholders and clients.

The terms set forth in the Extended Employment Agreement regarding potential payments to Mr. Kraus upon a change in control of AllianceBernstein or a termination of employment are substantially the same as the comparable terms in the Kraus Employment Agreement, except for the terms governing a termination of employment by AllianceBernstein without “cause” or by Mr. Kraus for “good reason”, as described immediately below:

•	If the Extended Employment Agreement had been terminated for one of these reasons before December 19, 2012, Mr. Kraus would have forfeited the entire Additional Grant.
•	If the Extended Employment Agreement had been terminated for one of these reasons after December 19, 2012 but before December 19, 2013, Mr. Kraus immediately would have vested in the installment of restricted Holding Units scheduled to vest on December 19, 2014.
•	If the Extended Employment Agreement is terminated for one of these reasons after December 19, 2013, Mr. Kraus immediately will vest in the next two installments of restricted Holding Units or, if fewer remain as of the termination date, the balance of the installments that are unvested.

Compensation Committee

In 2013, the Compensation Committee consisted of Ms. Slutsky and Messrs. Condron (Chair), Duverne, Elliott, Kraus and Smith, until Mr. Smith’s retirement on November 18, 2013.  The Compensation Committee held three meetings in 2013.

As discussed in “Corporate Governance—NYSE Governance Matters” in Item 10, Holding, as a limited partnership, is exempt from NYSE rules that require public companies to have a compensation committee composed solely of independent directors. AXA owns, indirectly, an approximate 63.7% economic interest in AllianceBernstein (as of December 31, 2013), and compensation expense is a significant component of our financial results. For these reasons, Mr. Duverne, Deputy Chief Executive Officer of AXA, is a member of the Compensation Committee, and any action taken by the Compensation Committee requires the affirmative vote or consent of an executive officer of one or more of our parent companies. (Presently, Mr. Duverne is the only member of the Compensation Committee who is also an executive officer of one or more of our parent companies.)

The Compensation Committee has general oversight of compensation and compensation-related matters, including:

•	determining cash bonuses;
•	determining contributions and awards under incentive plans or other compensation arrangements (whether qualified or non-qualified) for employees of AllianceBernstein and its subsidiaries, and amending or terminating such plans or arrangements or any welfare benefit plan or arrangement or making recommendations to the Board with respect to adopting any new incentive compensation plan, including equity-based plans;
•	reviewing and approving the compensation of our CEO, evaluating his performance, and determining and approving his compensation level based on this evaluation; and
•	reviewing and discussing the CD&A, and recommending to the Board its inclusion in the Partnerships’ Forms 10-K and, when applicable, proxy statements.

The Compensation Committee’s year-end process generally has focused on the cash bonuses and long-term incentive compensation awards granted to senior management. Mr. Kraus plays an active role in the work of the Compensation Committee, but he does not participate in any committee discussions or votes regarding his own compensation. Mr. Kraus, working with other members of senior management, provides recommendations for individual employee awards to the Compensation Committee for its consideration. As part of this process, management provides the committee with compensation benchmarking data from one or more compensation consultants. For 2013, we paid $17,120 to McLagan for executive compensation benchmarking data and an additional $245,748 for survey and consulting services relating to the amount and form of compensation paid to employees other than executives.

The Compensation Committee held its regularly-scheduled meeting regarding year-end compensation on December 12, 2013, at which meeting it discussed and approved senior management’s compensation recommendations. The Compensation Committee, at this meeting, also approved an increase in Mr. Kraus’s annual base salary to $400,000, effective January 1, 2014. The Compensation Committee did not retain its own consultants.

The Compensation Committee’s functions are more fully described in the committee’s charter, which is available online in the “Management & Governance” section of our Internet Site.

Other Compensation-Related Matters

AllianceBernstein and Holding are, respectively, private and public limited partnerships, and are subject to taxes other than federal and state corporate income tax (see “Structure-related Risks” in Item 1A and Note 19 to AllianceBernstein’s consolidated financial statements in Item 8). Accordingly, Section 162(m) of the Code, which limits tax deductions relating to executive compensation otherwise available to entities taxed as corporations, is not applicable to either AllianceBernstein or Holding.

Compensation Committee Interlocks and Insider Participation

Mr. Duverne is the Deputy Chief Executive Officer of AXA, the ultimate parent company of the General Partner.

Mr. Condron served as the Chairman of the Board, President and Chief Executive Officer of AXA Equitable, the sole stockholder of the General Partner, until his retirement on January 1, 2011.

Mr. Kraus is Chairman of the Board and Chief Executive Officer of the General Partner and, accordingly, also serves in that capacity for AllianceBernstein and Holding. Mr. Kraus is also a director of AXA Financial, AXA Equitable and MLOA. In addition, Mr. Kraus is a member of the Management Board of AXA. Other than Mr. Kraus, no executive officer of AllianceBernstein served as (i) a member of a compensation committee or (ii) a director of another entity, an executive officer of which served as a member of AllianceBernstein’s Compensation Committee or Board.

As of December 31, 2013, AXA and its subsidiaries owned an aggregate 63.7% economic interest in AllianceBernstein.

Compensation Committee Report

The members of the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth above and, based on such review and discussion, recommended to the Board its inclusion in this Form 10-K.

Christopher M. Condron (Chair)	Denis Duverne
Steven G. Elliott	Peter S. Kraus
Lorie A. Slutsky

Summary Compensation Table

Total compensation of our named executive officers for 2013, 2012 and 2011, as applicable, is as follows:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1)(2) ($)	All Other Compensation ($)	Total ($)

Peter S. Kraus(3)	2013	275,000	—	—	3,168,218	3,443,218
Chairman and CEO	2012	275,000	—	33,127,373	2,634,830	36,037,203
	2011	275,000	—	—	3,982,527	4,257,527
James A. Gingrich	2013	400,000	3,940,000	3,660,000	654,791	8,654,791
Chief Operating Officer	2012	400,000	2,485,000	3,114,993	304,781	6,304,774
	2011	400,000	1,685,000	1,915,000	346,352	4,346,352
Robert P. van Brugge(4)	2013	400,000	1,565,000	1,285,000	563,175	3,813,175
Chairman and CEO of SCB LLC	2012	389,808	1,490,778	1,609,224	86,237	3,576,047
	2011	375,000	1,470,000	930,002	356,910	3,131,912
Lori A. Massad(5)	2013	400,000	940,000	660,000	177,131	2,177,131
Head of Human Capital and Chief Talent Officer	2012	400,000	805,000	595,006	128,851	1,928,857
John C. Weisenseel(6)	2013	375,000	710,000	440,000	116,180	1,641,180
CFO	2012	229,327	755,050	1,244,969	40,207	2,269,553

(1)	The figures in the “Stock Awards” column provide the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 17 to AllianceBernstein’s consolidated financial statements in Item 8.

(2)	See “Grants of Plan-Based Awards in 2013” in this Item 11 for information regarding the 2013 long-term incentive compensation awards granted to our named executive officers.

(3)	Mr. Kraus’s compensation structure is set forth in the Kraus Employment Agreements, the terms of which are described in “Overview of Our Chief Executive Officer’s Compensation” in this Item 11.

(4)	See “Non-Qualified Deferred Compensation for 2013” in this Item 11 for information regarding the $250,000 portion of Mr. van Brugge’s 2011 long-term incentive compensation award under the Incentive Compensation Program that he elected to allocate to Deferred Cash.

(5)	We have not provided 2011 compensation for Ms. Massad because she was not a named executive officer for 2011.

(6)	Mr. Weisenseel joined our firm as Chief Financial Officer in May 2012.

See “Outstanding Equity Awards at 2013 Fiscal Year-End” in this Item 11 for information regarding the restricted Holding Units awarded to Mr. Weisenseel in connection with his recruitment and as replacement equity for awards he forfeited by leaving McGraw Hill.

See “Non-Qualified Deferred Compensation for 2013” in this Item 11 for information regarding the $100,050 portion of Mr. Weisenseel’s 2012 long-term incentive compensation award under the Incentive Compensation Program that he elected to allocate to Deferred Cash.

The “All Other Compensation” column above includes the aggregate incremental cost to our company of certain other expenses and perquisites, including leased car and driver expenses, contributions to the Profit Sharing Plan, life insurance premiums, medical and dental coverage, financial planning, and tax services and tax gross-ups, as applicable.

For 2013, the “All Other Compensation” column includes:

For Mr. Kraus, $2,624,886 for quarterly distributions related to his Restricted Holding Unit Grant ($865,612 of which was paid on Holding Units Mr. Kraus owned and $1,759,274 of which was paid on Withheld Units), $231,354 for personal use of aircraft, $187,360 for personal use of a car and driver (including lease costs ($15,586), driver compensation ($149,000) and other car-related costs ($22,774), such as parking, gas, tolls, and repairs and maintenance), $111,868 for gross-ups related to imputed income for personal use of aircraft and car, and a $12,750 contribution to the Profit Sharing Plan.

for Mr. Gingrich, $640,235 for quarterly distributions on Holding Units awarded as long-term incentive compensation ($527,365 of which was paid on unvested Holding Units and $112,870 of which was paid on vested Holding Units, the delivery of which Holding Units Mr. Gingrich, in advance, elected to defer to future periods), a $12,750 contribution to the Profit Sharing Plan and $1,806 of life insurance premiums.

for Mr. van Brugge, $270,948 for quarterly distributions on Holding Units awarded as long-term incentive compensation, a $12,750 contribution to the Profit Sharing Plan, $20,000 for financial planning services, $255,327 for gross-ups related to imputed income for tax payments made on his behalf related to his assignment in the U.K. during 2009 and 2010, $3,520 for tax preparation services and $630 of life insurance premiums.

for Ms. Massad, $143,751 for quarterly distributions on Holding Units awarded as long-term incentive compensation, $20,000 for financial planning services, a $12,750 contribution to the Profit Sharing Plan, and $630 of life insurance premiums.

for Mr. Weisenseel, $102,533 for quarterly distributions on Holding Units awarded as long-term incentive compensation, a $12,750 contribution to the Profit Sharing Plan and $897 of life insurance premiums.

During 2013, we leased two aircraft to facilitate business travel of senior management with an aggregate operating cost of $6,709,864 (including $2,171,736 in leasing costs, $2,188,272 in maintenance fees and $2,349,856 in usage fees). In 2013, we permitted Mr. Kraus to use the aircraft for personal travel. His personal travel constituted approximately 8.8% of our actual use of the aircraft in 2013.

Our methodology for determining the reported value of personal use of aircraft includes fees paid to the managers of the aircraft (fees take into account the aircraft type and weight, number of miles flown, flight time, number of passengers, and a variable fee), but excludes our leased aircraft operating costs discussed above.

We use the Standard Industry Fare Level (“SIFL”) methodology to calculate the amount to include in the taxable income of executives for the personal use of company-owned aircraft. Using the SIFL methodology, which was approved by our Compensation Committee, limits our ability to deduct the full cost of personal use of company-owned aircraft by our executive officers. Taxable income for the 12 months ended October 31, 2013 for personal use imputed to Mr. Kraus is $69,604.

Grants of Plan-based Awards in 2013

Grants of awards under the 2010 Plan, our equity compensation plan, during 2013 made to our named executive officers are as follows:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)

Peter S. Kraus	—	—	—
James A. Gingrich(1)	12/12/2013	168,897	3,660,000
Robert P. van Brugge(1)	12/12/2013	59,299	1,285,000
Lori A. Massad(1)	12/12/2013	30,457	660,000
John C. Weisenseel(1)	12/12/2013	20,305	440,000

(1)	As discussed above in “Overview of 2013 Incentive Compensation Program” and “Compensation Elements for Executive Officers—Long-term Incentive Compensation” in this Item 11, long-term incentive compensation awards generally are denominated in restricted Holding Units. The 2013 long-term incentive compensation awards granted to our named executive officers under the Incentive Compensation Program and the 2010 Plan are shown in the “All Other Stock Awards” column of this table, the “Stock Awards” column of the Summary Compensation Table and the “Holding Unit Awards” columns of the Outstanding Equity Awards at 2013 Fiscal Year-End Table.

In 2013, the number of restricted Holding Units comprising long-term incentive compensation awards was based on the closing price of a Holding Unit as reported for NYSE composite transactions on December 12, 2013, the date on which the Compensation Committee approved the awards.

Outstanding Equity Awards at 2013 Fiscal Year-End

Outstanding equity awards held by our named executive officers as of December 31, 2013 are as follows:

	Option Awards				Holding Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Peter S. Kraus(1)	—	—	—	—	2,722,052	58,088,590
James A. Gingrich(2)(3)	210,826	52,707	17.05	1/23/19	377,965	8,065,773
Robert P. van Brugge(4)	—	—	—	—	165,938	3,541,117
Lori A. Massad(5)	—	—	—	—	82,908	1,769,257
John C. Weisenseel(6)	—	—	—	—	64,318	1,372,546

(1)	For details concerning the restricted Holding Units awarded to Mr. Kraus under the Kraus Employment Agreements, see “Overview of Our Chief Executive Officer’s Compensation – Restricted Holding Units” in this Item 11.

(2)	Mr. Gingrich was awarded (i) 168,897 restricted Holding Units in December 2013 that are scheduled to vest in 25% increments on each of December 1, 2014, 2015, 2016 and 2017, (ii) 155,968 restricted Holding Units in December 2012, 25% of which vested on December 1, 2013, and the remainder of which is scheduled to vest in additional 25% increments on each of December 1, 2014, 2015 and 2016, (iii) 128,558 restricted Holding Units in December 2011, 25% of which vested on each of December 1, 2012 and 2013, and the remainder of which is scheduled to vest in additional 25% increments on each of December 1, 2014 and 2015, and (iv) 111,253 restricted Holding Units in December 2010, 25% of which vested on each of December 1, 2011, 2012 and 2013, and the remainder of which is scheduled to vest in an additional 25% increment on December 1, 2014.

(3)	Mr. Gingrich was granted 263,533 options to buy Holding Units in January 2009, 20% of which vested and became exercisable on each of January 23, 2010, 2011, 2012 and 2013, and the remainder of which was scheduled to vest and become exercisable (and did vest and become exercisable) in an additional 20% increment on January 23, 2014.

(4)	Mr. van Brugge was awarded (i) 59,299 restricted Holding Units in December 2013 that are scheduled to vest in 25% increments on each of December 1, 2014, 2015, 2016 and 2017, (ii) 80,574 restricted Holding Units in December 2012, 25% of which vested on December 1, 2013, and the remainder of which is scheduled to vest in additional 25% increments on each of December 1, 2014, 2015 and 2016, (iii) 62,433 restricted Holding Units in December 2011, 25% of which vested on each of December 1, 2012 and 2013, and the remainder of which is scheduled to vest in additional 25% increments on each of December 1, 2014 and 2015, and (iv) 59,970 restricted Holding Units in December 2010, 25% of which vested on each of December 1, 2011, 2012 and 2013, and the remainder of which is scheduled to vest in an additional 25% increment on December 1, 2014.

(5)	Ms. Massad was awarded (i) 30,457 restricted Holding Units in December 2013 that are scheduled to vest in 25% increments on each of December 1, 2014, 2015, 2016 and 2017, (ii) 29,792 restricted Holding Units in December 2012, 25% of which vested on December 1, 2013, and the remainder of which is scheduled to vest in additional 25% increments on each of December 1, 2014, 2015 and 2016, (iii) 36,923 restricted Holding Units in December 2011, 25% of which vested on each of December 1, 2012 and 2013, and the remainder of which is scheduled to vest in additional 25% increments on each of December 1, 2014 and 2015, and (iv) 46,585 restricted Holding Units in December 2010, 25% of which vested on each of December 1, 2011, 2012 and 2013, and the remainder of which is scheduled to vest in an additional 25% increment on December 1, 2014.

(6)	Mr. Weisenseel was awarded (i) 20,305 restricted Holding Units in December 2013 that are scheduled to vest in 25% increments on each of December 1, 2014, 2015, 2016 and 2017, and (ii) 12,265 restricted Holding Units in December 2012, 25% of which vested on December 1, 2013, and the remainder of which is scheduled to vest in additional 25% increments on each of December 1, 2014, 2015 and 2016. In addition, Mr. Weisenseel was granted, as of May 14, 2012 (his first date of employment, “JCW Hire Date”), in accordance with the terms and conditions of the Incentive Compensation Program, an award of restricted Holding Units initially valued at $1,000,000 in connection with his recruitment and as replacement equity for awards he forfeited by leaving McGraw Hill. The number of restricted Holding Units (69,629) was determined by dividing $1,000,000 by the average closing price on the NYSE of a Holding Unit for the period covering the four trading days immediately preceding the JCW Hire Date, the JCW Hire Date and the five trading days immediately following the JCW Hire Date (this calculation resulted in an average price of $14.362) and rounded up to the nearest whole number. Twenty-five percent (25%) of this award vested on each of December 1, 2012 and 2013 and the remainder of this award is scheduled to vest in additional 25% increments on each of December 1, 2014 and 2015. This award is shown in the “Holding Unit Awards” columns of this table and the “Stock Awards” column of the Summary Compensation Table.

Option Exercises and Holding Units Vested in 2013

Holding Units held by our named executive officers that vested during 2013 are as follows:

	Holding Unit Awards
Name	Number of Holding Units Acquired on Vesting (#)	Value Realized on Vesting ($)

Peter S. Kraus(1)	544,410	11,672,150
James A. Gingrich	122,607	2,720,649
Robert P. van Brugge	63,768	1,415,012
Lori A. Massad	37,958	842,288
John C. Weisenseel	20,473	454,296

(1)	Mr. Kraus deferred the delivery of the 544,410 restricted Holding Units that vested in December 2013. See “Overview of Our Chief Executive Officer’s Compensation – Restricted Holding Units” in this Item 11 for additional information.

Pension Benefits for 2013

None of our named executive officers are entitled to benefits under the Amended and Restated Retirement Plan for Employees of AllianceBernstein L.P. (“Retirement Plan”), our company pension plan. For additional information regarding the Retirement Plan, including interest rates and actuarial assumptions, see Note 16 to AllianceBernstein’s consolidated financial statements in Item 8.

Non-Qualified Deferred Compensation for 2013

Vested and unvested non-qualified deferred compensation contributions, earnings and distributions of our named executive officers during 2013 and their non-qualified deferred compensation plan balances as of December 31, 2013 are as follows:

Name	Executive Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)

Peter S. Kraus(1)	11,672,150	(54,441)	—	11,617,709
James A. Gingrich(2)	—	285,431	(705,708)	2,217,370
Robert P. van Brugge(3)	—	548	(63,048)	125,000
Lori A. Massad	—	—	—	—
John C. Weisenseel(3)	—	293	(25,305)	75,038

(1)	Mr. Kraus deferred delivery of the 544,410 restricted Holding Units that vested in December 2013 until the earlier of December 19, 2018, his death and the date on which a change in control of AllianceBernstein occurs. See “Overview of Our Chief Executive Officer’s Compensation – Restricted Holding Units” in this Item 11 for additional information.

(2)	Amounts shown reflect Mr. Gingrich’s interests from pre-2009 awards under the predecessor plan to the Incentive Compensation Program, under which plan participants were permitted to allocate their awards (i) among notional investments in Holding Units, certain of the investment services we provided to clients and a money market fund, or (ii) under limited circumstances, in options to buy Holding Units. For additional information about the Incentive Compensation Program, see Notes 2 and 17 to AllianceBernstein’s consolidated financial statements in Item 8. Amounts of quarterly distributions on Mr. Gingrich’s notional investments in Holding Units are reflected as earnings in the “Aggregate Earnings in Last FY” column and, to the extent distributed to him during 2013, as distributions in the “Aggregate Withdrawals/Distributions” column. The “Aggregate Balance at Last FYE” column represents the value as of December 31, 2013 of Mr. Gingrich’s pre-2009 plan balance, which includes the value of his notional investment in 6,842 Holding Units.

(3)	The amounts shown in the “Aggregate Earnings in Last FY” column for Messrs. van Brugge and Weisenseel reflect the interest payments associated with the Deferred Cash portions of their respective long-term incentive compensation awards (in 2011 for Mr. van Brugge and in 2012 for Mr. Weisenseel). Interest accrues monthly based on our monthly weighted average cost of funds (approximately 0.3% in December 2013) and will be credited to Messrs. van Brugge and Weisenseel annually until the cash is distributed to them in installments over the four-year vesting period. The amounts shown in the “Aggregate Withdrawals/Distributions” column for Messrs. van Brugge and Weisenseel represent their respective Deferred Cash distributions during 2013, and the amounts shown in the “Aggregate Balance at Last FYE” column represent their respective Deferred Cash balances as of December 31, 2013.

Potential Payments upon Termination or Change in Control

Estimated payments and benefits to which our named executive officers would have been entitled upon a change in control of AllianceBernstein or the specified qualifying events of termination of employment as of December 31, 2013 are as follows:

Name	Cash Payments(1)(2) ($)	Acceleration of Restricted Holding Unit Awards(2) ($)	Acceleration of Option Awards(2) ($)	Other Benefits ($)

Peter S. Kraus(3)(4)
Change in control – Kraus Employment Agreement	—	—	—	18,637
Change in control - Extended Employment Agreement	—	58,088,590	—	18,637
Termination by AllianceBernstein without cause-Kraus Employment Agreement	—	—	—	18,637
Termination by AllianceBernstein without cause-Extended Employment Agreement	—	23,235,436	—	18,637
Termination by Mr. Kraus for good reason-Kraus Employment Agreement	—	—	—	18,637
Termination by Mr. Kraus for good reason-Extended Employment Agreement	—	23,235,436	—	18,637
Death or disability(5)(6)(7) - Kraus Employment Agreement	—	—	—	18,637
Death or disability(5)(6)(7) - Extended Employment Agreement	—	—	—	18,637
James A. Gingrich Resignation or termination by AllianceBernstein without cause (complies with applicable agreements and restrictive covenants)(2)	—	8,065,773	226,113	—
Death or disability(8)	—	8,065,773	226,113	—
Robert P. van Brugge Resignation or termination by AllianceBernstein without cause (complies with applicable agreements and restrictive covenants)(2)	125,000	3,541,117	—	—
Death or disability(8)	125,000	3,541,117	—	—
Lori A. Massad Resignation or termination by AllianceBernstein without cause (complies with applicable agreements and restrictive covenants)(2)	—	1,769,257	—	—
Death or disability(8)	—	1,769,257	—	—
John C. Weisenseel Resignation or termination by AllianceBernstein without cause (complies with applicable agreements and restrictive covenants)(2)	75,038	1,372,546	—	—
Death or disability(8)	75,038	1,372,546	—	—

(1)	For Messrs. van Brugge and Weisenseel, amounts shown represent the portions of their awards they elected to allocate to Deferred Cash pursuant to the Incentive Compensation Program that were unvested as of December 31, 2013, and the vesting of which would have accelerated had their employment terminated as of such date under the circumstances specified in the table. (Mr. van Brugge allocated a portion of his 2011 award to Deferred Cash and Mr. Weisenseel allocated a portion of his 2012 award to Deferred Cash.) In addition, it is possible that each named executive officer (other than Mr. Kraus) could receive a cash severance payment on the termination of his or her employment. Because the amounts of any such cash severance payments would be determined at the time of such termination, we are unable to estimate such amounts.

(2)	See Notes 2 and 17 in AllianceBernstein’s consolidated financial statements in Item 8 and “Compensation Elements for Executive Officers – Long-term Incentive Compensation” in this Item 11 for a discussion of the terms set forth in long-term incentive compensation award agreements relating to termination of employment.

(3)	If a change in control of AllianceBernstein or a qualifying event of termination of employment had occurred as of December 31, 2013, Mr. Kraus would have been entitled to receive (i) accelerated vesting under the Extended Employment Agreement of the entire Additional Grant (in the case of a change in control of AllianceBernstein) or the portions of the Additional Grant scheduled to vest on December 19, 2014 and 2015 (in the case of a qualifying event of termination of employment), as shown in the “Acceleration of Restricted Holding Unit Awards” column, and (ii) a payment of $18,637 for continuing health and welfare benefits, as shown in the “Other Benefits” column. For additional information, including a detailed description of terms in the Kraus Employment Agreements relating to change in control and qualifying events of termination of employment, see “Overview of Our Chief Executive Officer’s Compensation” in this Item 11.

(4)	Mr. Kraus deferred the delivery of the 544,410 restricted Holding Units that vested on December 19, 2013 until the earlier of December 19, 2018, his death and the date on which a change in control of AllianceBernstein occurs. See “Overview of Our Chief Executive Officer’s Compensation – Restricted Holding Units” in this Item 11 for additional information.

(5)	The Kraus Employment Agreements indicate that, if Mr. Kraus dies or becomes disabled, he immediately vests in a pro-rated portion of any restricted Holding Units otherwise due to vest on the next vesting date. However, because Mr. Kraus’s Restricted Holding Unit Grant had fully vested as of December 19, 2013 and the Extended Employment Term did not begin until January 3, 2014, Mr. Kraus would not have been entitled to accelerated vesting of any Holding Units had he died or become disabled as of December 31, 2013.

(6)	The Kraus Employment Agreements define “Disability” as a good faith determination by AllianceBernstein that Mr. Kraus is physically or mentally incapacitated and has been unable for a period of 120 days in the aggregate during any 12-month period to perform substantially all of the duties for which he is responsible immediately before the commencement of the incapacity.

(7)	Under the Kraus Employment Agreements, upon termination of Mr. Kraus’s employment due to death or disability, AllianceBernstein will provide at its expense continued health and welfare benefits for Mr. Kraus, his spouse and his dependents through the end of the calendar year in which termination occurs. Thereafter, until the date Mr. Kraus (or, in the case of his spouse, his spouse) reaches age 65, AllianceBernstein will provide Mr. Kraus and his spouse with access to participation in AllianceBernstein’s medical plans at Mr. Kraus’s (or his spouse’s) sole expense based on a reasonably determined fair market value premium rate.

(8)	“Disability” is defined in the Incentive Compensation Program award agreements of each of Ms. Massad and Messrs. Gingrich, van Brugge and Weisenseel, and in the Special Option Program award agreement of Mr. Gingrich, as the inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to last for a continuous period of not less than 12 months, as determined by the carrier of the long-term disability insurance program maintained by AllianceBernstein or its affiliate that covers the executive officer.

Director Compensation in 2013

During 2013, we compensated our directors who are not employed by our company or by any of our affiliates (“Eligible Directors”) as follows:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(3) ($)	Option Awards(2)(3) ($)	Total ($)

Christopher M. Condron	77,000	60,000	60,000	197,000
Steven G. Elliott	77,000	120,000	—	197,000
Deborah S. Hechinger	75,500	—	120,000	195,500
Weston M. Hicks	72,500	120,000	—	192,500
Scott A. Schoen(4)	32,500	50,000	—	82,500
Lorie A. Slutsky	75,500	120,000	—	195,500
A.W. (Pete) Smith, Jr.(5)	75,500	120,000	—	195,500
Peter J. Tobin	96,500	120,000	—	216,500
Joshua A. Weinreich(4)	29,500	25,000	25,000	79,500

(1)	The aggregate number of restricted Holding Units underlying awards outstanding at December 31, 2013 was: for Mr. Condron, 9,145 Holding Units; for Ms. Hechinger, 6,875 Holding Units; for Mr. Schoen, 2,485 Holding Units; for Mr. Weinreich, 1,243 Holding Units; and for each of Ms. Slutsky and Messrs. Elliott, Hicks, Smith and Tobin, 11,414 Holding Units.

(2)	The aggregate number of options outstanding at December 31, 2013 was: for Mr. Condron, options to buy 37,022 Holding Units; for Mr. Elliott, options to buy 26,383 Holding Units; for Ms. Hechinger, options to buy 63,787 Holding Units; for Mr. Hicks, options to buy 44,938 Holding Units; for Ms. Slutsky, options to buy 56,227 Holding Units; for Mr. Smith, options to buy 44,938 Holding Units; for Mr. Tobin, options to buy 59,339 Holding Units; and for Mr. Weinreich, options to buy 5,774 Holding Units. Mr. Schoen did not own any options to buy Holding Units.

(3)	Reflects the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 17 to AllianceBernstein’s consolidated financial statements in Item 8.

(4)	Messrs. Schoen and Weinreich joined the Board on July 30, 2013; their compensation during 2013 was pro-rated to reflect their five months of service.

(5)	Mr. Smith retired from the Board on November 18, 2013.

The General Partner only pays fees, and makes equity-based awards, to Eligible Directors. Through December 31, 2013, these fees and awards consisted of:

•	an annual retainer of $50,000 (paid quarterly after any quarter during which an Eligible Director serves on the Board);
•	a fee of $1,500 for participating in a meeting of the Board, or any duly constituted committee of the Board, whether in person or by telephone;
•	an annual retainer of $15,000 for acting as Chair of the Audit Committee;
•	an annual retainer of $7,500 for acting as Chair of the Governance Committee; and
•	an annual equity-based grant under an equity compensation plan consisting of (at each Eligible Director’s election):
•	restricted Holding Units with a grant date value of $120,000;
•	options to buy Holding Units with a grant date value of $120,000; or
•	restricted Holding Units with a grant date value of $60,000 and options to buy Holding Units with a grant date value of $60,000.

Equity grants to Eligible Directors generally are made at the May meeting of the Board. The dates of the May meetings are set by the Board the previous year.

At a regularly-scheduled meeting of the Board held during May 2013, the Board, consistent with elections made by our then-serving Eligible Directors during January 2013, granted to (i) Mr. Condron, 2,270 restricted Holding Units and options to buy 10,639 Holding Units at $26.44 per Holding Unit, (ii) Ms. Hechinger, options to buy 21,277 Holding Units at $26.44 per Holding Unit, and (iii) each of Ms. Slutsky and Messrs. Elliott, Hicks, Smith and Tobin, 4,539 restricted Holding Units. The exercise price of the options was the closing price of a Holding Unit as reported for NYSE composite transactions on May 20, 2013, the date on which the Board approved the awards. For information about how the Black-Scholes value was calculated, see Notes 2 and 17 to AllianceBernstein’s consolidated financial statements in Item 8.

At a regularly-scheduled meeting of the Board held during September 2013, the Board, consistent with elections made by Messrs. Schoen and Weinreich during August 2013 in connection with the commencement of their service on the Board, granted to (i) Mr. Schoen, 2,485 restricted Holding Units, and (ii) Mr. Weinreich, 1,243 restricted Holding Units and options to buy 5,774 Holding Units at $20.12 per Holding Unit.  The exercise price of the options was the closing price of a Holding Unit as reported for NYSE composite transactions on September 13, 2013, the date on which the Board approved the awards.

Options granted to Eligible Directors become exercisable ratably over three years. Restricted Holding Units granted to Eligible Directors “cliff” vest after three years (i.e., 100% of the award is distributed on the third anniversary of the grant date). In order to avoid any perception that our directors’ exercise of their fiduciary duties might be impaired, these options and restricted Holding Units are not forfeitable. Accordingly, vesting and exercisability of options continues following an Eligible Director’s resignation from the Board. Restricted Holding Units are distributed as soon as administratively possible following an Eligible Director’s resignation from the Board.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

Holding Units to be issued pursuant to our equity compensation plans as of December 31, 2013 are as follows:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(1)

Equity compensation plans approved by security holders	7,074,139	$40.82	21,907,073
Equity compensation plans not approved by security holders	—	—	—
Total	7,074,139	$40.82	21,907,073

(1)	All Holding Units remaining available for future issuance will be issued pursuant to the 2010 Plan.

There are no AllianceBernstein Units to be issued pursuant to an equity compensation plan.

For information about our equity compensation plans (2010 Plan, 1997 Plan, Century Club Plan), see Note 17 to AllianceBernstein’s consolidated financial statements in Item 8.

Principal Security Holders

As of December 31, 2013, we had no information that any person beneficially owned more than 5% of the outstanding Holding Units.

As of December 31, 2013, we had no information that any person beneficially owned more than 5% of the outstanding AllianceBernstein Units, except as reported by AXA and certain of its subsidiaries on Schedule 13D/A and Forms 4 filed with the SEC on December 20, 2013 pursuant to the Exchange Act. We have prepared the following table, and the notes that follow, in reliance on such filings:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Reported on Schedule	Percent of Class

AXA(1)(2)(3)(4) 25 avenue Matignon 75008 Paris, France	170,121,745(4)(5)	63.4%(4)(5)

(1)	Based on information provided by AXA Financial, on December 31, 2013, AXA and certain of its subsidiaries beneficially owned all of AXA Financial’s outstanding common stock. For insurance regulatory purposes, the shares of common stock of AXA Financial beneficially owned by AXA and its subsidiaries have been deposited into a voting trust (“Voting Trust”), the term of which has been extended until April 29, 2021. The trustees of the Voting Trust (“Voting Trustees”) are Henri de Castries, Denis Duverne and Mark Pearson. Messrs. de Castries and Duverne serve on the Board of Directors of AXA, while Mr. Pearson serves on the Management Committee of AXA. The Voting Trustees have agreed to exercise their voting rights to protect the legitimate economic interests of AXA, but with a view to ensuring that certain minority shareholders of AXA do not exercise control over AXA Financial or certain of its insurance subsidiaries.

(2)	Based on information provided by AXA, as of December 31, 2013, 14.18% of the issued ordinary shares (representing 23.54% of the voting power) of AXA were owned directly and indirectly by two French mutual insurance companies (AXA Assurances IARD Mutuelle and AXA Assurances Vie Mutuelle) engaged in the Property & Casualty insurance business and the Life & Savings insurance business in France (“Mutuelles AXA”).

(3)	The Voting Trustees and the Mutuelles AXA, as a group, may be deemed to be beneficial owners of all AllianceBernstein Units beneficially owned by AXA and its subsidiaries. By virtue of the provisions of the Voting Trust Agreement, AXA may be deemed to have shared voting power with respect to the AllianceBernstein Units. AXA and its subsidiaries have the power to dispose or direct the disposition of all shares of the capital stock of AXA Financial deposited in the Voting Trust. The Mutuelles AXA, as a group, may be deemed to share the power to vote or to direct the vote and to dispose or to direct the disposition of all the AllianceBernstein Units beneficially owned by AXA and its subsidiaries. The address of each of AXA and Messrs. de Castries and Duverne is 25 avenue Matignon, 75008 Paris, France. The address of Mr. Pearson is 1290 Avenue of the Americas, New York, NY 10104. The address of the Mutuelles AXA is 313 Terrasses de l’Arche, 92727 Nanterre Cedex, France.

(4)	By reason of their relationships, AXA, the Voting Trustees, the Mutuelles AXA, AXA America Holdings, Inc. (a subsidiary of AXA, “AXA America”), AXA Equitable Financial Services, LLC (a subsidiary of AXA America), AXA IM Rose Inc. (a 95.82%-owned subsidiary of AXA), AXA Financial, AXA Equitable, Coliseum Reinsurance Company (a subsidiary of AXA Financial), ACMC, LLC (a subsidiary of AXA Financial) and MLOA may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of the 170,121,745 issued and outstanding AllianceBernstein Units.

(5)	As indicated above in note 4, AXA owns approximately 95.82% of AXA IM Rose Inc., which means that approximately 4.18% of the AllianceBernstein Units beneficially owned by AXA IM Rose Inc. as of December 31, 2013 were not beneficially owned by AXA. As a result, as of December 31, 2013, AXA beneficially owned 168,368,879 AllianceBernstein Units, or 62.7% of the issued and outstanding AllianceBernstein Units.

As of December 31, 2013, Holding was the record owner of 96,028,494, or 35.8%, of the issued and outstanding AllianceBernstein Units.

Management

As of December 31, 2013, the beneficial ownership of Holding Units by each director and named executive officer of the General Partner and by all directors and executive officers as a group is as follows:

Name of Beneficial Owner	Number of Holding Units and Nature of Beneficial Ownership	Percent of Class

Peter S. Kraus(1)(2)	4,337,643	4.5%
Christopher M. Condron(3)	66,282	*
Henri de Castries(1)	2,000	*
Denis Duverne(1)	2,000	*
Steven G. Elliott(4)	23,551	*
Deborah S. Hechinger(5)	38,644	*
Weston M. Hicks(6)	51,073	*
Mark Pearson(1)	—	*
Scott A. Schoen	52,485
Lorie A. Slutsky(1)(7)	59,183	*
Christian Thimann(1)	—	*
Peter J. Tobin(8)	61,135	*
Joshua A. Weinreich	1,243
James A. Gingrich(1)(9)	888,340	*
Lori A. Massad(1)(10)	147,655	*
Robert P. van Brugge(1)(11)	196,534	*
John C. Weisenseel(1)(12)	88,350	*
All directors and executive officers of the General Partner as a group (18 persons)(13)(14)	6,272,403	6.5%

*	Number of Holding Units listed represents less than 1% of the Units outstanding.

(1)	Excludes Holding Units beneficially owned by AXA and its subsidiaries. Ms. Slutsky and Messrs. Kraus, de Castries, Duverne, Pearson and Thimann are directors and/or officers of AXA, AXA Financial, and/or AXA Equitable. Ms. Massad and Messrs. Kraus, Gingrich, van Brugge and Weisenseel are directors and/or officers of the General Partner.

(2)	Includes restricted Holding Units awarded to Mr. Kraus pursuant to the Restricted Holding Unit Grant and the Additional Grant. See “Overview of Our Chief Executive Officer’s Compensation – Restricted Holding Units” in Item 11 for additional information regarding Mr. Kraus’s Holding Unit awards.

(3)	Includes 12,137 Holding Units Mr. Condron can acquire within 60 days under an AllianceBernstein option plan.

(4)	Includes 12,137 Holding Units Mr. Elliott can acquire within 60 days under an AllianceBernstein option plan.

(5)	Includes 28,264 Holding Units Ms. Hechinger can acquire within 60 days under an AllianceBernstein option plan.

(6)	Includes 30,692 Holding Units Mr. Hicks can acquire within 60 days under an AllianceBernstein option plan.

(7)	Includes 41,981 Holding Units Ms. Slutsky can acquire within 60 days under an AllianceBernstein option plan.

(8)	Includes 45,093 Holding Units Mr. Tobin can acquire within 60 days under an AllianceBernstein option plan.

(9)	Includes 263,533 Holding Units Mr. Gingrich can acquire within 60 days under an AllianceBernstein option plan and 479,457 restricted Holding Units awarded to Mr. Gingrich as long-term incentive compensation that have not yet vested or been distributed to him. For information regarding Mr. Gingrich’s long-term incentive compensation awards, see “Grants of Plan-based Awards in 2013” and “Outstanding Equity Awards at 2013 Fiscal Year-End” in Item 11.

(10)	Includes 82,909 restricted Holding Units awarded to Ms. Massad as long-term incentive compensation that have not yet vested or been distributed to her. For information regarding Ms. Massad’s long-term incentive compensation awards, see “Grants of Plan-based Awards in 2013” and “Outstanding Equity Awards at 2013 Fiscal Year-End” in Item 11.

(11)	Includes 165,939 restricted Holding Units awarded to Mr. van Brugge as long-term incentive compensation that have not yet vested or been distributed to him. For information regarding Mr. van Brugge’s long-term incentive compensation awards, see “Grants of Plan-based Awards in 2013” and “Outstanding Equity Awards at 2013 Fiscal Year-End” in Item 11.

(12)	Includes 64,319 restricted Holding Units awarded to Mr. Weisenseel as long-term incentive compensation that have not vested or been distributed to him. For information regarding Mr. Weisenseel’s long-term incentive compensation awards, see “Grants of Plan-based Awards in 2013” and “Outstanding Equity Awards at 2013 Fiscal Year-End” in Item 11.

(13)	Includes 512,185 Holding Units the directors and executive officers as a group can acquire within 60 days under AllianceBernstein option plans.

(14)	Includes 4,223,374 restricted Holding Units awarded to the executive officers as a group as long-term incentive compensation that have not yet vested or been distributed to them.

As of December 31, 2013, our directors and executive officers did not beneficially own any AllianceBernstein Units.

As of December 31, 2013, the beneficial ownership of the common stock of AXA by each director and named executive officer of the General Partner and by all directors and executive officers as a group is as follows:

AXA Common Stock(1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class

Peter S. Kraus	—	*
Christopher M. Condron(2)	2,567,617	*
Henri de Castries(3)	4,028,531	*
Denis Duverne(4)	2,445,609	*
Steven G. Elliott	—	*
Deborah S. Hechinger	—	*
Weston M. Hicks	—	*
Mark Pearson(5)	266,775	*
Scott A. Schoen	—	*
Lorie A. Slutsky(6)	32,560	*
Christian Thimann	—	*
Peter J. Tobin(7)	19,122	*
Joshua A. Weinreich	—	*
James A. Gingrich	—	*
Lori A. Massad	—	*
Robert P. van Brugge	—	*
John C. Weisenseel	—	*
All directors and executive officers of the General Partner as a group (18 persons)(8)	9,360,214	*

*	Number of shares listed represents less than 1% of the outstanding AXA common stock.

(1)	Holdings of AXA American Depositary Shares (“ADS”) are expressed as their equivalent in AXA common stock. Each AXA ADS represents the right to receive one AXA ordinary share.

(2)	Includes 2,104,197 shares Mr. Condron can acquire within 60 days under option plans. Also includes 324,665 deferred restricted ADS units under AXA’s Variable Deferred Compensation Plan for Executives.

(3)	Includes 2,362,379 shares Mr. de Castries can acquire within 60 days under option plans. Also includes 292,400 unvested AXA performance shares, which are paid out when vested based on the price of AXA at that time and are subject to achievement of internal performance conditions.

(4)	Includes 1,739,078 shares Mr. Duverne can acquire within 60 days under option plans.

(5)	Includes 143,363 shares Mr. Pearson can acquire within 60 days under options plans. Also includes 84,000 unvested AXA performance shares, which are paid out when vested based on the price of AXA at that time and are subject to achievement of internal performance conditions.

(6)	Includes 648 shares and 6,402 ADSs Ms. Slutsky can acquire within 60 days under option plans.

(7)	Includes 11,660 shares Mr. Tobin can acquire within 60 days under option plans.

(8)	Includes 6,361,325 shares the directors and executive officers as a group can acquire within 60 days under option plans.

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

Section 17-403(b) of the Delaware Revised Uniform Limited Partnership Act (“Delaware Act”) states in substance that, except as provided in the Delaware Act or the applicable partnership agreement, a general partner of a limited partnership has the liabilities of a general partner in a general partnership governed by the Delaware Uniform Partnership Law (as in effect on July 11, 1999) to the partnership and to the other partners. Accordingly, while under Delaware law a general partner of a limited partnership is liable as a fiduciary to the other partners, those fiduciary obligations may be altered by the terms of the applicable partnership agreement. The AllianceBernstein Partnership Agreement and Holding Partnership Agreement (together, “Partnership Agreements”) each sets forth limitations on the duties and liabilities of the General Partner. Each Partnership Agreement provides that the General Partner is not liable for monetary damages for errors in judgment or for breach of fiduciary duty (including breach of any duty of care or loyalty) unless it is established (the person asserting such liability having the burden of proof) that the General Partner’s action or failure to act involved an act or omission undertaken with deliberate intent to cause injury, with reckless disregard for the best interests of the Partnerships or with actual bad faith on the part of the General Partner, or constituted actual fraud. Whenever the Partnership Agreements provide that the General Partner is permitted or required to make a decision (i) in its “discretion” or under a grant of similar authority or latitude, the General Partner is entitled to consider only such interests and factors as it desires and has no duty or obligation to consider any interest of or other factors affecting the Partnerships or any Unitholder of AllianceBernstein or Holding or (ii) in its “good faith” or under another express standard, the General Partner will act under that express standard and will not be subject to any other or different standard imposed by either Partnership Agreement or applicable law or in equity or otherwise. Each Partnership Agreement further provides that to the extent that, at law or in equity, the General Partner has duties (including fiduciary duties) and liabilities relating thereto to either Partnership or any partner, the General Partner acting under either Partnership Agreement, as applicable, will not be liable to the Partnerships or any partner for its good faith reliance on the provisions of the Partnership Agreement.

In addition, each Partnership Agreement grants broad rights of indemnification to the General Partner and its directors and affiliates and authorizes AllianceBernstein and Holding to enter into indemnification agreements with the directors, officers, partners, employees and agents of AllianceBernstein and its affiliates and Holding and its affiliates. The Partnerships have granted broad rights of indemnification to officers and employees of AllianceBernstein and Holding. The foregoing indemnification provisions are not exclusive, and the Partnerships are authorized to enter into additional indemnification arrangements. AllianceBernstein and Holding have obtained directors and officers/errors and omissions liability insurance.

Each Partnership Agreement also allows transactions between AllianceBernstein and Holding and the General Partner or its affiliates, as we describe in “Policies and Procedures Regarding Transactions with Related Persons” in Item 13. The Delaware courts have held that provisions in partnership or limited liability company agreements that permit affiliate transactions so long as they are on an arms-length basis operate to establish a contractually-agreed-to fiduciary duty standard of entire fairness on the part of the general partner or manager in connection with the approval of affiliate transactions. Also, each Partnership Agreement expressly permits all affiliates of the General Partner to compete, directly or indirectly, with AllianceBernstein and Holding, as we discuss in “Competition” in Item 1. The Partnership Agreements further provide that, except to the extent that a decision or action by the General Partner is taken with the specific intent of providing an improper benefit to an affiliate of the General Partner to the detriment of AllianceBernstein or Holding, there is no liability or obligation with respect to, and no challenge of, decisions or actions of the General Partner that would otherwise be subject to claims or other challenges as improperly benefiting affiliates of the General Partner to the detriment of the Partnerships or otherwise involving any conflict of interest or breach of a duty of loyalty or similar fiduciary obligation.

Section 17-1101(c) of the Delaware Act provides that it is the policy of the Delaware Act to give maximum effect to the principle of freedom of contract and to the enforceability of partnership agreements. Further, Section 17-1101(d) of the Delaware Act provides in part that to the extent that, at law or in equity, a partner has duties (including fiduciary duties) to a limited partnership or to another partner, those duties may be expanded, restricted, or eliminated by provisions in a partnership agreement (provided that a partnership agreement may not eliminate the implied contractual covenant of good faith and fair dealing). In addition, Section 17-1101(f) of the Delaware Act provides that a partnership agreement may limit or eliminate any or all liability of a partner to a limited partnership or another partner for breach of contract or breach of duties (including fiduciary duties); provided, however, that a partnership agreement may not limit or eliminate liability for any act or omission that constitutes a bad faith violation of the implied contractual covenant of good faith and fair dealing. Decisions of the Delaware courts have recognized the right of parties, under the above provisions of the Delaware Act, to alter by the terms of a partnership agreement otherwise applicable fiduciary duties and liability for breach of duties. However, the Delaware courts have required that a partnership agreement make clear the intent of the parties to displace otherwise applicable fiduciary duties (the otherwise applicable fiduciary duties often being referred to as “default” fiduciary duties). Judicial inquiry into whether a partnership agreement is sufficiently clear to displace default fiduciary duties is necessarily fact driven and is made on a case by case basis. Accordingly, the effectiveness of displacing default fiduciary obligations and liabilities of general partners continues to be a developing area of the law and it is not certain to what extent the foregoing provisions of the Partnership Agreements are enforceable under Delaware law.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures Regarding Transactions with Related Persons

The Partnership Agreements each expressly permits AXA and its affiliates, which includes AXA Equitable and its affiliates (collectively, “AXA Affiliates”), to provide services to AllianceBernstein and Holding if the terms of the transaction are approved by the General Partner in good faith as being comparable to (or more favorable to each such Partnership than) those that would prevail in a transaction with an unaffiliated party. This requirement is conclusively presumed to be satisfied as to any transaction or arrangement that (i) in the reasonable and good faith judgment of the General Partner, meets that unaffiliated party standard, or (ii) has been approved by a majority of those directors of the General Partner who are not also directors, officers or employees of an affiliate of the General Partner.

In practice, our management pricing committees review investment advisory agreements with AXA Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with AXA Affiliates are submitted to the Audit Committee for their review and approval. (See “Committees of the Board” in Item 10 for details regarding the Audit Committee.) We are not aware of any transaction during 2013 between our company and any related person with respect to which these procedures were not followed.

Our relationships with AXA Affiliates also are subject to applicable provisions of the insurance laws and regulations of New York and other states. Under such laws and regulations, the terms of certain investment advisory and other agreements we enter into with AXA Affiliates are required to be fair and equitable, charges or fees for services performed must be reasonable, and, in some cases, are subject to regulatory approval.

We do not have written policies regarding the employment of immediate family members of any of our related persons. Compensation and benefits for all of our employees is established in accordance with our employment and compensation practices applicable to employees with equivalent qualifications and responsibilities who hold similar positions.

Financial Arrangements with AXA Affiliates

The General Partner has, in its reasonable and good faith judgment (based on its knowledge of, and inquiry with respect to, comparable arrangements with or between unaffiliated parties), approved the following arrangements with AXA Affiliates as being comparable to, or more favorable to AllianceBernstein than, those that would prevail in a transaction with an unaffiliated party.

Transactions between AllianceBernstein and related persons during 2013 are as follows (the first table summarizes services we provide to related persons and the second table summarizes services our related persons provide to us):

Parties(1)	General Description of Relationship(2)	Amounts Received or Accrued for in 2013

AXA Equitable(3)
We provide investment management services and ancillary accounting, valuation, reporting, treasury and other services to the general and separate accounts of AXA Equitable and its insurance company subsidiaries.
		$46,578,000 (of which $449,000 relates to the ancillary services)
EQAT, AXA Enterprise Trust and AXA Premier VIP Trust	We serve as sub-adviser to these open-end mutual funds, each of which is sponsored by a subsidiary of AXA Financial.	$23,708,000
AXA Life Japan Limited(3)		$19,025,000
AXA AB Funds	We provide investment management, distribution and shareholder servicing-related services.	$11,317,000
AXA Re Arizona Company(3)		$10,327,000
MONY Life Insurance Company and its subsidiaries(3)(4)(5)		$7,157,000
AXA Hong Kong Life(3)		$4,459,000
AXA Germany(3)		$4,182,000
AXA Switzerland Life(3)		$3,176,000
AXA France(3)		$2,758,000
AXA U.K. Group Pension Scheme		$2,617,000
AXA Belgium(3)		$1,698,000
AXA Mediterranean(3)		$1,376,000
AXA Investment Managers Ltd. Paris(3)		$1,090,000
AXA Corporate Solutions(3)		$960,000
AXA Switzerland Property and Casualty(3)		$228,000
AXA General Insurance Hong Kong Ltd.(3)		$210,000
AIM Deutschland GmbH(3)		$201,000
AXA Foundation, Inc.(3)		$161,000
Coliseum Reinsurance(3)		$154,000
AXA Insurance Company(3)		$152,000

Parties(1)(3)	General Description of Relationship	Amounts Paid or Accrued for in 2013

AXA Advisors	Distributes certain of our Retail Products and provides Private Client referrals.	$13,338,000
AXA Equitable	We are covered by various insurance policies maintained by AXA Equitable.	$5,062,000
AXA Business Services Pvt. Ltd.	Provides data processing services and support for certain investment operations functions.	$4,197,000
AXA Technology Services India Pvt.	Provides certain data processing services and functions.	$3,685,000
AXA Group Solutions Pvt. Ltd.	Provides maintenance and development support for applications.	$3,175,000
AXA Advisors	Sells shares of our mutual funds under Distribution Services and Educational Support agreements.	$1,405,000
AXA Wealth	Provides portfolio-related services for assets we manage under the AXA Corporate Trustee Investment Plan.	$1,014,000
GIE Informatique AXA	Provides cooperative technology development and procurement services to us and to various other subsidiaries of AXA.	$965,000

(1)	AllianceBernstein or one of its subsidiaries is a party to each transaction.
(2)	We provide investment management services unless otherwise indicated.
(3)	This entity is a subsidiary of AXA.
(4)	Subsidiaries include MONY Life Insurance Company of America and U.S. Financial Life Insurance Company.
(5)	AXA completed its sale of MONY in October 2013. MLOA continues to be a subsidiary of AXA.

Additional Transactions with Related Persons

AXA Equitable and its affiliates are not obligated to provide funds to us, except for ACMC, LLC’s and the General Partner’s obligation to fund certain of our incentive compensation and employee benefit plan obligations. ACMC, LLC and the General Partner are obligated, subject to certain limitations, to make capital contributions to AllianceBernstein in an amount equal to the payments AllianceBernstein is required to make as incentive compensation under the employment agreements entered into in connection with AXA Equitable’s 1985 acquisition of Donaldson, Lufkin and Jenrette Securities Corporation (since November 2000, a part of Credit Suisse Group) as well as obligations of AllianceBernstein to various employees and their beneficiaries under AllianceBernstein’s Capital Accumulation Plan. In 2013, ACMC, LLC made capital contributions to AllianceBernstein in the amount of approximately $3.4 million in respect of these obligations. ACMC, LLC’s obligations to make these contributions are guaranteed by Equitable Holdings, LLC (a wholly-owned subsidiary of AXA Equitable), subject to certain limitations. All tax deductions with respect to these obligations, to the extent funded by ACMC, LLC, the General Partner or Equitable Holdings, LLC, will be allocated to ACMC, LLC or the General Partner.

Arrangements with Immediate Family Members of Related Persons

During 2013, we did not have arrangements with immediate family members of our directors and executive officers.

Director Independence

See “Corporate Governance—Independence of Certain Directors” in Item 10.

Item 14.	Principal Accounting Fees and Services

Fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of AllianceBernstein’s and Holding’s annual financial statements for 2013 and 2012, respectively, and fees for other services rendered by PwC are as follows:

	2013	2012
	(in thousands)

Audit fees(1)	$4,911	$5,102
Audit-related fees(2)	3,435	3,330
Tax fees(3)	2,225	1,806
All other fees(4)	5	6
Total	$10,576	$10,244

(1)	Includes $64,914 paid for audit services to Holding in each of 2013 and 2012.

(2)	Audit-related fees consist principally of fees for audits of financial statements of certain employee benefit plans, internal control reviews and accounting consultation.

(3)	Tax fees consist of fees for tax consultation and tax compliance services.

(4)	All other fees in 2013 and 2012 consisted of miscellaneous non-audit services.

The Audit Committee has a policy to pre-approve audit and non-audit service engagements with the independent registered public accounting firm. The independent registered public accounting firm must provide annually a comprehensive and detailed schedule of each proposed audit and non-audit service to be performed. The Audit Committee then affirmatively indicates its approval of the listed engagements. Engagements that are not listed, but that are of similar scope and size to those listed and approved, may be deemed to be approved, if the fee for such service is less than $100,000. In addition, the Audit Committee has delegated to its chairman the ability to approve any permissible non-audit engagement where the fees are expected to be less than $100,000.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	There is no document filed as part of this Form 10-K.

Financial Statement Schedule.

Attached to this Form 10-K is a schedule describing Valuation and Qualifying Account-Allowance for Doubtful Accounts for the three years ended December 31, 2013, 2012 and 2011. PwC's report regarding the schedule also is attached.

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

3.07	Certificate of Amendment to the Certificate of Incorporation of AllianceBernstein Corporation (incorporated by reference to Exhibit 99.08 to Form 8-K, as filed February 24, 2006).
3.08	AllianceBernstein Corporation By-Laws with amendments through February 24, 2006 (incorporated by reference to Exhibit 99.09 to Form 8-K, as filed February 24, 2006).
4.01	Contingent Value Rights Agreement, dated as of December 12, 2013, by and between AllianceBernstein L.P. and American Stock Transfer & Trust Company, LLC.
10.01	AllianceBernstein 2013 Incentive Compensation Award Program.*
10.02	AllianceBernstein 2013 Deferred Cash Compensation Program.*
10.03	AllianceBernstein L.P. 2010 Long Term Incentive Plan, as amended.*
10.04	Form of Award Agreement under Incentive Compensation Award Program, Deferred Cash Compensation Program and 2010 Long Term Incentive Plan.*
10.05	Form of Award Agreement under 2010 Long Term Incentive Plan relating to equity compensation awards to Eligible Directors.*
10.06	Guidelines for Transfer of AllianceBernstein L.P. Units.
10.07
Employment Agreement among Peter S. Kraus, AllianceBernstein Corporation, AllianceBernstein Holding L.P. and AllianceBernstein L.P., dated as of June 21, 2012 (incorporated by reference to Exhibit 99.01 to Form 8-K/A, as filed June 26, 2012).*

10.08
Amendment No. 1 to Employment Agreement dated as of December 19, 2008 among Peter S. Kraus, AllianceBernstein Corporation, AllianceBernstein Holding L.P. and AllianceBernstein L.P., dated as of June 21, 2012 (incorporated by reference to Exhibit 99.02 to Form 8-K, as filed June 21, 2012).*

10.09
Summary of AllianceBernstein’s Lease at 1345 Avenue of the Americas, New York, New York 10105 (incorporated by reference to Exhibit 10.07 to Form 10-K for the fiscal year ended December 31, 2011, as filed February 10, 2012).

10.10
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

10.23	Alliance Capital Accumulation Plan (incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1988, as filed March 31, 1989).*
12.01	AllianceBernstein Consolidated Ratio of Earnings to Fixed Charges in respect of the years ended December 31, 2013, 2012 and 2011.
21.01	Subsidiaries of AllianceBernstein.
23.01	Consents of PricewaterhouseCoopers LLP.
31.01	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Mr. Weisenseel furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

AllianceBernstein Holding L.P.

Date: February 12, 2014	By:	/s/ Peter S. Kraus
Peter S. Kraus
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 12, 2014	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

Date: February 12, 2014	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer

Directors

/s/ Peter S. Kraus	/s/ Mark Pearson
Peter S. Kraus	Mark Pearson
Chairman of the Board	Director

/s/ Christopher M. Condron	/s/ Scott A. Schoen
Christopher M. Condron	Scott A. Schoen
Director	Director

/s/ Henri de Castries	/s/ Lorie A. Slutsky
Henri de Castries	Lorie A. Slutsky
Director	Director

/s/ Denis Duverne	/s/ Christian Thimann
Denis Duverne	Christian Thimann
Director	Director

/s/ Steven G. Elliott	/s/ Peter J. Tobin
Steven G. Elliott	Peter J. Tobin
Director	Director

/s/ Deborah S. Hechinger	/s/ Joshua A. Weinreich
Deborah S. Hechinger	Joshua A. Weinreich
Director	Director

/s/ Weston M. Hicks
Weston M. Hicks
Director

SCHEDULE I I

AllianceBernstein L.P.
Valuation and Qualifying Account - Allowance for Doubtful Accounts
For the Three Years Ending December 31, 2013, 2012 and 2011

Description	Balance at Beginning of Period	Credited to Costs and Expenses	Deductions		Balance at End of Period
	(in thousands)

For the year ended December 31, 2011	$876	$-	$124	(a)	$752

For the year ended December 31, 2012	$752	$100	$8	(b)	$844

For the year ended December 31, 2013	$844	$-	$81	(c)	$763

(a) Includes accounts written-off as uncollectible of $123 and a net reduction to the allowance balance of $1.
(b) Includes accounts written-off as uncollectible of $15 and a net addition to the allowance balance of $7.
(c) Includes accounts written-off as uncollectible of $84 and a net addition to the allowance balance of $3.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the General Partner and Unitholders of
AllianceBernstein L.P.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 12, 2014, appearing in Item 8, also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 12, 2014