Form 10-Q
period 2014-03-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2014-04-30
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2014 was 96,237,982.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS

Investment in AllianceBernstein	$1,522,631	$1,533,654
Total assets	$1,522,631	$1,533,654

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$5,991	$776
Total liabilities	5,991	776

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,355	1,377
Limited partners: 96,137,982 and 95,928,494 limited partnership units issued and outstanding	1,539,859	1,558,080
Holding Units held by AllianceBernstein to fund long-term incentive compensation plans	(12,577)	(14,045)
Accumulated other comprehensive income (loss)	(11,997)	(12,534)
Total partners’ capital	1,516,640	1,532,878
Total liabilities and partners’ capital	$1,522,631	$1,533,654

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2014	2013

Equity in net income attributable to AllianceBernstein Unitholders	$41,371	$42,997

Income taxes	5,212	4,766

Net income	$36,159	$38,231

Net income per unit:
Basic	$0.38	$0.38
Diluted	$0.38	$0.38

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$36,159	$38,231
Other comprehensive income (loss):
Foreign currency translation adjustments	745	(3,878)
Income tax expense	(4)	(6)
Foreign currency translation adjustments, net of tax	741	(3,884)
Unrealized gains (losses) on investments:
Unrealized gains arising during period	152	282
Less: reclassification adjustments for (losses) included in net income	(1)	—
Changes in unrealized gains (losses) on investments	153	282
Income tax expense	(51)	(145)
Unrealized gains (losses) on investments, net of tax	102	137
Changes in employee benefit related items:
Amortization of transition asset	—	(13)
Amortization of prior service cost	(458)	9
Recognized actuarial gain (loss)	159	67
Changes in employee benefit related items	(299)	63
Income tax expense	(7)	(35)
Employee benefit related items, net of tax	(306)	28
Other comprehensive income (loss)	537	(3,719)
Comprehensive income	$36,696	$34,512

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$36,159	$38,231
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AllianceBernstein Unitholders	(41,371)	(42,997)
Cash distributions received from AllianceBernstein	63,457	40,077
Changes in assets and liabilities:
Decrease in other assets	—	4,666
Increase in due to AllianceBernstein	—	2,105
Increase in other liabilities	5,215	103
Net cash provided by operating activities	63,460	42,185

Cash flows from investing activities:
Investments in AllianceBernstein from cash distributions paid to AllianceBernstein consolidated rabbi trust	(26)	(5,929)
Investments in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(4,656)	(6,642)
Net cash used in investing activities	(4,682)	(12,571)

Cash flows from financing activities:
Cash distributions to unitholders	(57,662)	(36,256)
Capital contributions to AllianceBernstein	(5,772)	—
Proceeds from exercise of compensatory options to buy Holding Units	4,656	6,642
Net cash used in financing activities	(58,778)	(29,614)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
March 31, 2014
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

1.	Business Description, Organization and Basis of Presentation

Business Description

Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein limited partnership interests. The condensed financial statements and notes of Holding should be read in conjunction with the condensed consolidated financial statements and notes of AllianceBernstein included as an exhibit to this quarterly report on Form 10-Q and with Holding’s and AllianceBernstein’s audited financial statements included in Holding’s Form 10-K for the year ended December 31, 2013.

AllianceBernstein provides research, diversified investment management and related services globally to a broad range of clients. Its principal services include:

•	Institutional Services – servicing its institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as AXA and its subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

•	Retail Services – servicing its retail clients, primarily by means of retail mutual funds sponsored by AllianceBernstein or an affiliated company, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.

•	Private Client Services – servicing its private clients, including high-net-worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities (including most institutions for which AllianceBernstein manages accounts with less than $25 million in assets), by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles.

•	Bernstein Research Services – servicing institutional investors, such as pension fund, hedge fund and mutual fund managers, seeking high-quality fundamental research, quantitative services and brokerage-related services in equities and listed options.

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

AllianceBernstein provides a broad range of investment services with expertise in:

•	Actively-managed equity strategies, including style-pure (e.g., value and growth) and absolute return-focused strategies;

•	Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds and private equity (e.g., direct real estate investing); and

•	Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds, target-risk funds and other strategies tailored to help clients meet their investment goals.

Index
AllianceBernstein’s services employ various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

Organization

As of March 31, 2014, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of March 31, 2014, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	63.1%
Holding	35.5
Unaffiliated holders	1.4
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 63.6% economic interest in AllianceBernstein as of March 31, 2014.

Basis of Presentation

The interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The December 31, 2013 condensed statement of financial condition was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

On April 30, 2014, the General Partner declared a distribution of $0.39 per unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2014. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each Holding Unit. The distribution is payable on May 22, 2014 to holders of record at the close of business on May 12, 2014.

3.	Long-term Incentive Compensation Plans

AllianceBernstein maintains several unfunded, non-qualified long-term incentive compensation plans, under which the company grants awards of restricted Holding Units and options to buy Holding Units to its employees and eligible members of the Board of Directors (“Eligible Directors”).

AllianceBernstein funds its restricted Holding Unit awards either by purchasing Holding Units on the open market or purchasing newly-issued Holding Units from Holding, all of which are held in a consolidated rabbi trust until they are distributed to employees or retired. In accordance with the Holding Partnership Agreement, when AllianceBernstein purchases newly-issued Holding Units from Holding, Holding is required to use the proceeds it receives from AllianceBernstein to purchase the equivalent number of newly-issued AllianceBernstein Units, thus increasing its percentage ownership interest in AllianceBernstein. Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AllianceBernstein.

Index
During the first quarter of 2014, AllianceBernstein purchased 0.2 million Holding Units (for $3.7 million, on a trade date basis) from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election. During the first quarter of 2013, AllianceBernstein purchased 1.0 million Holding Units (for $19.6 million, on a trade date basis). These amounts reflect open-market purchases of 0.8 million Holding Units for $16.0 million, with the remainder relating to purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, offset by Holding Units purchased by employees as part of a distribution reinvestment election.

Each quarter, AllianceBernstein has implemented plans to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AllianceBernstein has the authority under the terms and limitations specified in the plan to repurchase Holding Units on AllianceBernstein’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2014 expired at the close of business on April 29, 2014. AllianceBernstein did not buy any Holding Units pursuant to this plan during the first quarter of 2014. AllianceBernstein may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first quarter of 2014, AllianceBernstein granted to employees and Eligible Directors 0.2 million restricted Holding Unit awards. During the first quarter of 2013, AllianceBernstein granted to employees and Eligible Directors 6.6 million restricted Holding Unit awards (including 6.5 million granted in January 2013 for 2012 year-end awards). Prior to the third quarter of 2013 (and our decision described in the next paragraph to retire unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust), AllianceBernstein funded awards by allocating previously repurchased Holding Units that had been held in the rabbi trust. In the first quarter of 2014, AllianceBernstein used Holding Units repurchased during the quarter and newly-issued Holding Units to fund the restricted Holding Unit awards granted by AllianceBernstein in the first quarter of 2014.

Effective July 1, 2013, management retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust. To retire such units, AllianceBernstein delivered the unallocated Holding Units held in the rabbi trust to Holding in exchange for the same number of AllianceBernstein units. Each entity then retired its units. As a result, on July 1, 2013, each of AllianceBernstein’s and Holding’s units outstanding decreased by approximately 13.1 million units. AllianceBernstein and Holding intend (subject to compliance with applicable safe harbor rules to avoid AllianceBernstein being treated as a publicly-traded partnership) to retire additional units as AllianceBernstein purchases Holding Units on the open market or when AllianceBernstein purchases Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, if such units are not required to fund new employee awards in the near future. If a sufficient number of Holding Units is not available in the rabbi trust to fund new awards, Holding will newly issue Holding Units in exchange for newly-issued AllianceBernstein units.

During the first quarter of 2014, Holding issued 273,084 Holding Units upon exercise of options to buy Holding Units. Holding used the proceeds of $4.7 million received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AllianceBernstein Units.

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

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per unit amounts)

Net income – basic	$36,159	$38,231
Additional allocation of equity in net income attributable to AllianceBernstein resulting from assumed dilutive effect of compensatory options	296	243
Net income – diluted	$36,455	$38,474

Weighted average units outstanding – basic	96,114	100,297
Dilutive effect of compensatory options	1,077	937
Weighted average units outstanding – diluted	97,191	101,234

Basic net income per unit	$0.38	$0.38
Diluted net income per unit	$0.38	$0.38

As of March 31, 2014 and 2013, we excluded 2,828,033 and 3,161,304 options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect. Weighted average units outstanding do not include Holding’s proportional share (37.5% during the first quarter of 2013) of the unallocated Holding Units then held by AllianceBernstein in its consolidated rabbi trust.

As discussed in Note 3, on July 1, 2013, management retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust, and, since that time, has continued to retire units as AllianceBernstein has purchased Holding Units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

5.	Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein during the three-month period ended March 31, 2014 are as follows (in thousands):

Investment in AllianceBernstein as of December 31, 2013	$1,533,654
Equity in net income attributable to AllianceBernstein Unitholders	41,371
Changes in accumulated other comprehensive income (loss)	537
Additional investments in AllianceBernstein from cash distributions paid to AllianceBernstein consolidated rabbi trust	26
Additional investments with proceeds from exercise of compensatory options to buy Holding Units, net	4,656
Cash distributions received from AllianceBernstein	(63,457)
Capital contributions to AllianceBernstein	5,772
AllianceBernstein Holding Units retired	(1,606)
AllianceBernstein Holding Units issued to fund long-term incentive compensation plans	210
Change in Holding Units held by AllianceBernstein for long-term incentive compensation plans	1,468
Investment in AllianceBernstein as of March 31, 2014	$1,522,631

Index
6.	Units Outstanding

Changes in Holding Units outstanding during the three-month period ended March 31, 2014 are as follows:

Outstanding as of December 31, 2013	96,028,494
Options exercised	273,084
Units issued	8,337
Units retired	(71,933)
Outstanding as of March 31, 2014	96,237,982

As discussed in Note 3, on July 1, 2013, management retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust, and, since that time, has continued to retire units as AllianceBernstein has purchased Holding Units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

7.	Income Taxes

Holding is a “grandfathered” publicly-traded partnership (“PTP”) for federal tax purposes and, accordingly, is not subject to federal or state corporate income taxes. However, Holding is subject to the 4.0% New York City unincorporated business tax (“UBT”), net of credits for UBT paid by AllianceBernstein, and to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business. Holding’s partnership gross income is derived from its interest in AllianceBernstein.

Holding’s income tax is computed by multiplying certain AllianceBernstein qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by Holding’s ownership interest in AllianceBernstein, multiplied by the 3.5% tax rate. Holding Units in AllianceBernstein’s consolidated rabbi trust are not treated as outstanding for purposes of calculating Holding’s ownership interest in AllianceBernstein.

	Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)

Net income attributable to AllianceBernstein Unitholders	$116,725	$114,516	1.9%
Multiplied by: weighted average equity ownership interest	35.4%	37.5%
Equity in net income attributable to AllianceBernstein Unitholders	$41,371	$42,997	(3.8)

AllianceBernstein qualifying revenues	$499,129	$482,586	3.4
Multiplied by: weighted average equity ownership interest for calculating tax	29.3%	27.7%
Multiplied by: federal tax	3.5%	3.5%
Federal income taxes	5,112	4,666
State income taxes	100	100
Total income taxes	$5,212	$4,766	9.4

Effective tax rate	12.6%	11.1%

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

In the opinion of AllianceBernstein’s management, an adequate accrual has been made as of March 31, 2014 to provide for any probable losses regarding any litigation matters for which management can reasonably estimate an amount of loss. It is reasonably possible that AllianceBernstein could incur additional losses pertaining to these matters, but currently management cannot estimate any such additional losses.

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

Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein limited partnership Units. Holding’s interim condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AllianceBernstein included as an exhibit to this Form 10-Q. They also should be read in conjunction with AllianceBernstein’s audited financial statements and notes and MD&A included in Holding’s Form 10-K for the year ended December 31, 2013.

Results of Operations

	Three Months Ended March 31,
	2014	2013	% Change
	(in millions, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$116.7	$114.5	1.9%
Weighted average equity ownership interest	35.4%	37.5%
Equity in net income attributable to AllianceBernstein Unitholders	$41.4	$43.0	(3.8)
Net income of Holding	$36.2	$38.2	(5.4)
Diluted net income per Holding Unit	$0.38	$0.38	-
Distribution per Holding Unit	$0.39	$0.38	2.6

Net income for the three months ended March 31, 2014 decreased $2.0 million to $36.2 million from net income of $38.2 million for the three months ended March 31, 2013. The decrease reflects higher income taxes and a lower weighted average equity ownership percentage.

Holding’s income taxes represent a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business. Holding’s partnership gross income is derived from its interest in AllianceBernstein. Holding's income tax is computed by multiplying certain AllianceBernstein qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by Holding’s ownership interest in AllianceBernstein (adjusted for Holding Units owned by AllianceBernstein’s consolidated rabbi trust), multiplied by the 3.5% tax rate. Holding’s effective tax rate was 12.6% in the first quarter of 2014 compared to 11.1% during the first quarter of 2013. The higher effective tax rate is due to a 9.4% increase in income tax expense, primarily a result of a higher weighted average ownership interest for calculating the tax, and a 3.8% decrease in equity earnings. See Note 7 to the condensed financial statements contained in Item 1.

Units Outstanding

Effective July 1, 2013, management retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust. To retire such units, AllianceBernstein delivered the unallocated Holding Units held in its consolidated rabbi trust to Holding in exchange for the same number of AllianceBernstein units. Each entity then retired its units. As a result, on July 1, 2013, each of AllianceBernstein’s and Holding’s units outstanding decreased by approximately 13.1 million units. AllianceBernstein and Holding intend (subject to compliance with applicable safe harbor rules to avoid AllianceBernstein being treated as a publicly-traded partnership) to retire additional units as AllianceBernstein purchases Holding Units on the open market or when AllianceBernstein purchases Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, if such units are not required to fund new employee awards in the near future. If a sufficient number of Holding Units is not available in the rabbi trust to fund new awards, Holding will newly issue Holding Units in exchange for newly-issued AllianceBernstein units, as was done in December 2013.

Index
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

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per unit amounts)

AllianceBernstein non-GAAP adjustments, before taxes	$2,890	$667
Income tax effect on non-GAAP adjustments	(46)	(98)
AllianceBernstein non-GAAP adjustments, after taxes	2,844	569
Holding’s weighted average equity ownership interest in AllianceBernstein	35.4%	37.5%
Impact on Holding’s net income of AllianceBernstein non-GAAP adjustments	$1,008	$214

Net income – diluted, GAAP basis	$36,455	$38,474
Impact on Holding’s net income of AllianceBernstein non-GAAP adjustments	1,008	214
Adjusted net income – diluted	$37,463	$38,688

Diluted net income per Holding Unit, GAAP basis	$0.38	$0.38
Impact of AllianceBernstein non-GAAP adjustments	0.01	—
Adjusted diluted net income per Holding Unit	$0.39	$0.38

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

Cash Distributions

Holding is required to distribute all of its Available Cash Flow, as defined in the Holding Partnership Agreement, to its unitholders (including the General Partner). Since the third quarter of 2012, Available Cash Flow has been the adjusted diluted net income per unit for the quarter multiplied by the number of units outstanding at the end of the quarter. Management anticipates that Available Cash Flow will continue to be based on adjusted diluted net income per unit, unless management determines that one or more non-GAAP adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation. See Note 2 to the condensed financial statements contained in Item 1 for a description of Available Cash Flow.

Capital Resources and Liquidity

During the three months ended March 31, 2014, net cash provided by operating activities was $63.5 million, compared to $42.2 million during the corresponding 2013 period. The increase was primarily due to higher cash distributions received from AllianceBernstein of $23.4 million.

During the three months ended March 31, 2014, net cash used in investing activities was $4.7 million, compared to $12.6 million during the corresponding 2013 period. The decrease reflects lower investments in AllianceBernstein with proceeds from exercises of compensatory options to buy Holding Units of $2.0 million and lower investments in AllianceBernstein from cash distributions paid to the AllianceBernstein consolidated rabbi trust of $5.9 million.

During the three months ended March 31, 2014, net cash used in financing activities was $58.8 million, compared to $29.6 million during the corresponding 2013 period. The increase was primarily due to higher cash distributions paid to unitholders of $21.4 million, an increase in capital contributions to AllianceBernstein of $5.8 million and lower proceeds from the exercise of compensatory options to buy Holding Units of $2.0 million.

Management believes that the cash flow realized from its investment in AllianceBernstein will provide Holding with the resources necessary to meet its financial obligations.

Index
Commitments and Contingencies

See Note 8 to the condensed financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AllianceBernstein’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2013 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below also could affect adversely our financial condition, results of operations and business prospects.

The forward-looking statements referred to in the preceding paragraph, most of which directly affect AllianceBernstein but also affect Holding because Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein, include statements regarding:

•	Our belief that the cash flow Holding realizes from its investment in AllianceBernstein will provide Holding with the resources necessary to meet its financial obligations: Holding’s cash flow is dependent on the quarterly cash distributions it receives from AllianceBernstein. Accordingly, Holding’s ability to meet its financial obligations is dependent on AllianceBernstein’s cash flow from its operations, which is subject to the performance of the capital markets and other factors beyond our control.

•	Our financial condition and ability to access the public and private capital markets providing adequate liquidity for our general business needs: Our financial condition is dependent on our cash flow from operations, which is subject to the performance of the capital markets, our ability to maintain and grow client assets under management and other factors beyond our control. Our ability to access public and private capital markets on reasonable terms may be limited by adverse market conditions, our firm’s long-term credit ratings, our profitability and changes in government regulations, including tax rates and interest rates.

•	The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain pending legal proceedings to have a material adverse effect on our results of operations, financial condition or liquidity, any settlement or judgment with respect to a pending or future legal proceeding could be significant, and could have such an effect.

•	The possibility that AllianceBernstein will engage in open market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program: The number of Holding Units AllianceBernstein may decide to buy in future periods, if any, to help fund incentive compensation awards is dependent upon various factors, some of which are beyond our control, including the fluctuation in the price of a Holding Unit (NYSE: AB) and the availability of cash to make these purchases.

•	Our determination that adjusted employee compensation expense should not exceed 50% of our adjusted net revenues: Aggregate employee compensation reflects employee performance and competitive compensation levels. Fluctuations in our revenues and/or changes in competitive compensation levels could result in adjusted employee compensation expense being higher than 50% of our adjusted net revenues.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Holding’s market risk for the quarter ended March 31, 2014.

Index
Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 to the condensed financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In addition to the information set forth in this report, please consider carefully “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2013.  Such factors could materially affect our revenues, financial condition, results of operations and business prospects. See also our “Cautions Regarding Forward-Looking Statements” in Part I, Item 2.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no Holding Units sold by Holding in the period covered by this report that were not registered under the Securities Act.

During the fourth quarter of 2013 and the first quarter of 2014, AllianceBernstein implemented plans to repurchase Holding Units pursuant to Rule 10b5-1 under the Exchange Act. See Note 3 to the condensed financial statements contained in Part I, Item 1.

The following table provides information relating to any Holding Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Holding Units Purchased	Average Price Paid Per Holding Unit, net of Commissions	Total Number of Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Holding Units that May Yet Be Purchased Under the Plans or Programs
1/1/14 - 1/31/14(1)(2)	11,544	$21.52	—	—
2/1/14 - 2/28/14(1)(2)	145,725	22.50	—	—
3/1/14 - 3/31/14(1)(2)	7,444	24.12	—	—
Total	164,713	$22.51	—	—

(1)	During the first quarter of 2014, AllianceBernstein did not purchase any Holding Units on the open market pursuant to a Rule 10b5-1 plan.
(2)	During the first quarter of 2014, AllianceBernstein purchased from employees 164,713 Holding Units to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

Index
The following table provides information relating to any AllianceBernstein Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AllianceBernstein Units Purchased	Average Price Paid Per AllianceBernstein Unit, net of Commissions	Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs
1/1/14 - 1/31/14	—	$—	—	—
2 /1/14 -2/28/14	—	—	—	—
3/1/14 - 3/31/14(1)	9,505	24.08	—	—
Total	9,505	$24.08	—	—

(1) During March 2014, AllianceBernstein purchased 9,505 AllianceBernstein Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

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

AXA has reported to us that four insurance policies underwritten by one of AXA’s European insurance subsidiaries, AXA France IARD (“AXA France”), that were in-force during the first quarter of 2014 potentially come within the scope of the disclosure requirements of the Iran Act. Each of these insurance policies relates to property and casualty insurance (homeowners, auto, accident, liability and/or fraud policies) covering property located in France where the insured is a company or other entity that may have direct or indirect ties to the Government of Iran, including Iranian entities designated under Executive Orders 13224 and 13382. AXA France is a French company, based in Paris, which is licensed to operate in France. As of the date of this report, AXA France has taken actions necessary to terminate coverage under these four insurance policies. The annual aggregate revenue AXA derived from these four policies is approximately $7,000 and the related net profit, which is difficult to calculate with precision, is estimated to be $3,500.

AXA has informed us that AXA Konzern AG (“AXA Konzern”), a subsidiary of AXA organized under the laws of Germany, has a German client designated under Executive Order 13382.  This client has a pension savings contract with AXA Konzern with an annual premium of approximately $15,000. The related annual net profit arising from this contract, which is difficult to calculate with precision, is estimated to be $7,500.  This contract will end in March 2015.  In addition, the same German client is a director of a company that has a life insurance contract (which includes a savings element) with AXA Konzern, with an annual premium of approximately $1,400.  The related annual net profit arising from this contract, which is difficult to calculate with precision, is estimated to be $700.  AXA Konzern intends to leave this contract in place as there is no legal basis that would allow AXA Konzern to cancel such a contract.

Index
AXA Konzern also provides Industrial Commercial Services GmbH, Hamburg (“ICS”) with property insurance for an office building in Hamburg, Germany.  ICS is a company which some reports suggest may be connected to the Iranian Mines and Mining Industries Development and Renovation Organization, an entity designated as a Specially Designated National and Blocked Person (an “SDN”) by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”) with the identifier [IRAN].  This case is being further investigated and will not be renewed if it is confirmed that ICS in Hamburg is the same company as ICS headquartered in Iran. The annual premium in respect of this policy is approximately $2,300.  The related annual net profit arising from this policy, which is difficult to calculate with precision, is estimated to be $1,150.

In addition, AXA has informed us that AXA Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under four separate policies to the Iranian Embassy in Dublin, Ireland.  These policies will not be renewed when they end later in 2014 and early 2015. The total annual premiums for these four policies are approximately $6,000 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $3,000.

Lastly, AXA has informed us about a pension contract in place between a subsidiary in Hong Kong, AXA China Region Trustees Limited (“AXA CRT”), and Hong Kong Intertrade Ltd (“HKIL”), an entity that OFAC has designated an SDN with the identifier [IRAN]. There is only one employee of HKIL (“Employee”) enrolled in this pension contract, who himself also has been designated an SDN with the identifier [IRAN]. The pension contract with HKIL was entered into, and the enrollment of the Employee took place, in May 2012. HKIL was first designated an SDN in July 2012 and the Employee was first designated an SDN in May 2013. The pension contract remains in place, but AXA CRT is discussing with local authorities its ability to terminate the contract. The annual pension contributions received under this pension contract total approximately $7,800 and the related net profit, which is difficult to calculate with precision, is estimated to be $3,900.

The aggregate annual premiums for the above-referenced insurance policies and pension contracts was approximately $39,500, representing approximately 0.00003% of AXA’s consolidated revenues, which are in excess of $100 billion.  The related net profit, which is difficult to calculate with precision, is estimated to be $19,750, representing approximately 0.0003% of AXA’s aggregate net profit.

W.P. Stewart

On December 12, 2013, we acquired W.P. Stewart & Co., Ltd. (“WPS”), an equity investment manager that managed, as of December 12, 2013, approximately $2.1 billion in U.S., Global, and Europe, Australasia (Australia and New Zealand) and Far East (“EAFE”) concentrated growth equity strategies for its clients, primarily in the U.S. and Europe. On the date of the WPS acquisition, each of approximately 4.9 million outstanding shares of WPS common stock (other than certain specified shares, as previously disclosed in Amendment No. 2 to Form S-4 filed by AllianceBernstein on November 8, 2013) was converted into the right to receive $12 per share and one transferable contingent value right (“CVR”) entitling the holders to an additional $4 per share cash payment if the Assets Under Management (as such term is defined in the Contingent Value Rights Agreement (“CVR Agreement”) dated as of December 12, 2013, a copy of which we filed as Exhibit 4.01 to our December 31, 2013 Form 10-K) in the acquired WPS investment services exceed $5 billion on or before December 12, 2016, subject to measurement procedures and limitations set forth in the CVR Agreement. The foregoing description of the CVR Agreement does not purport to be complete and is qualified in its entirety by the full text of the CVR Agreement included as Exhibit 4.01.

As of March 31, 2014, the Assets Under Management are approximately $2.2 billion.  As noted above, payment pursuant to the CVRs is triggered if Assets Under Management exceed $5 billion on or prior to December 12, 2016, subject to certain measurement procedures and limitations.  See the definition of AUM Milestone in the CVR Agreement filed as Exhibit 4.01 to our December 31, 2013 Form 10-K for additional information regarding the circumstances that trigger payment pursuant to the CVRs.

Management has determined that the AUM Milestone did not occur during the first quarter of 2014.

Item 6.	Exhibits

31.1	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Weisenseel furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Index
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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

101.INS	XBRL Instance Documen

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Index
 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2014	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer