Form 10-Q
period 2014-06-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2014-07-30
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of June 30, 2014 was 96,811,627.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS

Investment in AllianceBernstein	$1,535,142	$1,533,654
Total assets	$1,535,142	$1,533,654

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Other liabilities	$246	$776
Total liabilities	246	776

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,360	1,377
Limited partners: 96,711,627 and 95,928,494 limited partnership units issued and outstanding	1,556,009	1,558,080
Holding Units held by AllianceBernstein to fund long-term incentive compensation plans	(11,649)	(14,045)
Accumulated other comprehensive income (loss)	(10,824)	(12,534)
Total partners’ capital	1,534,896	1,532,878
Total liabilities and partners’ capital	$1,535,142	$1,533,654

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Equity in net income attributable to AllianceBernstein Unitholders	$48,467	$45,440	$89,838	$88,437

Income taxes	5,613	5,164	10,825	9,930

Net income	$42,854	$40,276	$79,013	$78,507

Net income per unit:
Basic	$0.44	$0.40	$0.82	$0.78
Diluted	$0.44	$0.40	$0.82	$0.78

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$42,854	$40,276	$79,013	$78,507
Other comprehensive income (loss):
Foreign currency translation adjustments	1,404	(3,112)	2,149	(6,990)
Income tax (expense) benefit	(9)	(6)	(13)	(12)
Foreign currency translation adjustments, net of tax	1,395	(3,118)	2,136	(7,002)
Unrealized (losses) gains on investments:
Unrealized (losses) gains arising during period	148	(161)	300	121
Less: reclassification adjustments for gains (losses) included in net income	—	3	(1)	3
Changes in unrealized (losses) gains on investments	148	(164)	301	118
Income tax benefit (expense)	(52)	22	(103)	(123)
Unrealized (losses) gains on investments, net of tax	96	(142)	198	(5)
Changes in employee benefit related items:
Amortization of transition asset	—	(5)	—	(18)
Amortization of prior service cost	(457)	10	(915)	19
Recognized actuarial gain (loss)	135	69	294	136
Changes in employee benefit related items	(322)	74	(621)	137
Income tax expense	4	(1)	(3)	(36)
Employee benefit related items, net of tax	(318)	73	(624)	101
Other comprehensive income (loss)	1,173	(3,187)	1,710	(6,906)
Comprehensive income	$44,027	$37,089	$80,723	$71,601

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$79,013	$78,507
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AllianceBernstein Unitholders	(89,838)	(88,437)
Cash distributions received from AllianceBernstein	105,860	83,463
Changes in assets and liabilities:
Decrease in other assets	—	5,930
Increase in due to AllianceBernstein	—	3,173
(Decrease) in other liabilities	(530)	(174)
Net cash provided by operating activities	94,505	82,462

Cash flows from investing activities:
Investments in AllianceBernstein from cash distributions paid to AllianceBernstein consolidated rabbi trust	—	(11,871)
Investments in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(12,026)	(13,281)
Net cash used in investing activities	(12,026)	(25,152)

Cash flows from financing activities:
Cash distributions to unitholders	(95,360)	(70,591)
Capital contributions from AllianceBernstein	855	—
Proceeds from exercise of compensatory options to buy Holding Units	12,026	13,281
Net cash used in financing activities	(82,479)	(57,310)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
June 30, 2014
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

AllianceBernstein’s services span various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

Index
Organization

As of June 30, 2014, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owned approximately 1.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of June 30, 2014, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, was as follows:

AXA and its subsidiaries	63.0%
Holding	35.6
Unaffiliated holders	1.4
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries had an approximate 63.6% economic interest in AllianceBernstein as of June 30, 2014.

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

On July 30, 2014, the General Partner declared a distribution of $0.45 per unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2014. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each Holding Unit. The distribution is payable on August 28, 2014 to holders of record at the close of business on August 11, 2014.

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

Index
During the second quarter and first six months of 2014, AllianceBernstein purchased approximately 15,000 and 0.2 million Holding Units for $0.4 million and $4.1 million, respectively (on a trade date basis). These amounts reflect purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

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

Each quarter, AllianceBernstein implements plans to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AllianceBernstein has the authority under the terms and limitations specified in the plan to repurchase Holding Units on AllianceBernstein’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2014 expired at the close of business on July 29, 2014. AllianceBernstein did not buy any Holding Units pursuant to Rule 10b5-1 plans during the first six months of 2014. AllianceBernstein may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first six months of 2014, AllianceBernstein granted to employees and Eligible Directors 0.4 million restricted Holding Unit awards. During the first six months of 2013, AllianceBernstein granted to employees and Eligible Directors 6.8 million restricted Holding Unit awards (including 6.5 million granted in January 2013 for 2012 year-end awards). Prior to the third quarter of 2013 (and our decision described in the next paragraph to retire unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust), AllianceBernstein funded awards by allocating previously repurchased Holding Units that had been held in the rabbi trust. In the first six months of 2014, AllianceBernstein used Holding Units repurchased during the period and newly-issued Holding Units to fund restricted Holding Unit awards.

Effective July 1, 2013, management retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust. To retire such units, AllianceBernstein delivered the unallocated Holding Units held in the rabbi trust to Holding in exchange for the same number of AllianceBernstein units. Each entity then retired its units. As a result, on July 1, 2013, each of AllianceBernstein’s and Holding’s units outstanding decreased by approximately 13.1 million units. AllianceBernstein and Holding intend (subject to compliance with applicable safe harbor rules to avoid AllianceBernstein being treated as a publicly-traded partnership) to retire additional units as AllianceBernstein purchases Holding Units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, if such units are not required to fund new employee awards in the near future. If a sufficient number of Holding Units is not available in the rabbi trust to fund new awards, AllianceBernstein will purchase newly-issued Holding Units from Holding.

During the first six months of 2014, Holding issued 705,310 Holding Units upon exercise of options to buy Holding Units. Holding used the proceeds of $12.0 million received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AllianceBernstein Units.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per unit amounts)

Net income – basic	$42,854	$40,276	$79,013	$78,507
Additional allocation of equity in net income attributable to AllianceBernstein resulting from assumed dilutive effect of compensatory options	376	341	672	592
Net income – diluted	$43,230	$40,617	$79,685	$79,099

Weighted average units outstanding – basic	96,451	100,888	96,284	100,595
Dilutive effect of compensatory options	1,169	1,251	1,127	1,111
Weighted average units outstanding – diluted	97,620	102,139	97,411	101,706

Basic net income per unit	$0.44	$0.40	$0.82	$0.78
Diluted net income per unit	$0.44	$0.40	$0.82	$0.78

For the three months and six months ended June 30, 2014, we excluded 2,806,033 options from the diluted net income per unit computation due to their anti-dilutive effect. For the three months and six months ended June 30, 2013, we excluded 2,979,935 options from the diluted net income per unit computation due to their anti-dilutive effect. Weighted average units outstanding do not include Holding’s proportional share (37.6% during the second quarter and first six months of 2013) of the unallocated Holding Units then held by AllianceBernstein in its consolidated rabbi trust.

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

5.	Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein during the six-month period ended June 30, 2014 are as follows (in thousands):

Investment in AllianceBernstein as of December 31, 2013	$1,533,654
Equity in net income attributable to AllianceBernstein Unitholders	89,838
Changes in accumulated other comprehensive income (loss)	1,710
Additional investments with proceeds from exercise of compensatory options to buy Holding Units, net	12,026
Cash distributions received from AllianceBernstein	(105,860)
Capital contributions from AllianceBernstein	(855)
AllianceBernstein Holding Units retired	(2,355)
AllianceBernstein Holding Units issued to fund long-term incentive compensation plans	4,588
Change in Holding Units held by AllianceBernstein for long-term incentive compensation plans	2,396
Investment in AllianceBernstein as of June 30, 2014	$1,535,142

Index
6.	Units Outstanding

Changes in Holding Units outstanding during the six-month period ended June 30, 2014 are as follows:

Outstanding as of December 31, 2013	96,028,494
Options exercised	705,310
Units issued	181,068
Units retired	(103,245)
Outstanding as of June 30, 2014	96,811,627

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)

Net income attributable to AllianceBernstein Unitholders	$136,435	$120,714	13.0%	$253,160	$235,230	7.6%
Multiplied by: weighted average equity ownership interest	35.5%	37.6%		35.5%	37.6%
Equity in net income attributable to AllianceBernstein Unitholders	$48,467	$45,440	6.7	$89,838	$88,437	1.6

AllianceBernstein qualifying revenues	$534,008	$511,168	4.5	$1,033,137	$993,754	4.0
Multiplied by: weighted average equity ownership interest for calculating tax	29.5%	28.3%		29.4%	28.0%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	5,513	5,064		10,625	9,730
State income taxes	100	100		200	200
Total income taxes	$5,613	$5,164	8.7	$10,825	$9,930	9.0

Effective tax rate	11.6%	11.4%		12.0%	11.2%

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

Index
With respect to all significant litigation matters, we consider the likelihood of a negative outcome.  If we determine the likelihood of a negative outcome is probable and the amount of loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation. If the likelihood of a negative outcome is reasonably possible and we are able to determine an estimate of the possible loss or range of loss in excess of amounts already accrued, if any, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is often difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to inherent uncertainties, particularly when plaintiffs allege substantial or indeterminate damages. Such is also the case when the litigation is in its early stages or when the litigation is highly complex or broad in scope. In these cases, we disclose that we are unable to predict the outcome or estimate a possible loss or range of loss.

During the first quarter of 2012, AllianceBernstein received a legal letter of claim (the “Letter of Claim”) sent on behalf of Philips Pension Trustees Limited and Philips Electronic U.K. Limited (“Philips”), a former pension fund client, alleging that AllianceBernstein Limited (one of AllianceBernstein’s subsidiaries organized in the U.K.) was negligent and failed to meet certain applicable standards of care with respect to the initial investment in, and management of, a £500 million portfolio of U.S. mortgage-backed securities. The alleged damages range between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. On January 2, 2014, Philips filed a claim form (“Claim”) in the High Court of Justice in London, England, which formally commenced litigation with respect to the allegations in the Letter of Claim.

We believe that any losses to Philips resulted from adverse developments in the U.S. housing and mortgage market that precipitated the financial crisis in 2008 and not from any negligence or failure on our part. We believe that we have strong defenses to these claims, which were set forth in our October 12, 2012 response to the Letter of Claim and our June 27, 2014 Statement of Defence in response to the Claim, and will defend this matter vigorously. Currently, we are unable to estimate a reasonably possible range of loss because the matter remains in its early stages.

In addition to the Claim discussed immediately above, AllianceBernstein is involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege significant damages.

In the opinion of AllianceBernstein’s management, an adequate accrual has been made as of June 30, 2014 to provide for any probable losses regarding any litigation matters for which management can reasonably estimate an amount of loss. It is reasonably possible that AllianceBernstein could incur additional losses pertaining to these matters, but currently management cannot estimate any such additional losses.

Management, after consultation with legal counsel, currently believes that the outcome of any matter that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations, financial condition or liquidity. However, any inquiry, proceeding or litigation has an element of uncertainty; management cannot determine whether further developments relating to any matter that is pending or threatened, or all of them combined, will have a material adverse effect on our results of operations, financial condition or liquidity in any future reporting period.

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$136.4	$120.7	13.0%	$253.2	$235.2	7.6%
Weighted average equity ownership interest	35.5%	37.6%		35.5%	37.6%
Equity in net income attributable to AllianceBernstein Unitholders	$48.5	$45.4	6.7	$89.8	$88.4	1.6
Net income of Holding	$42.9	$40.3	6.4	$79.0	$78.5	0.6
Diluted net income per Holding Unit	$0.44	$0.40	10.0	$0.82	$0.78	5.1
Distribution per Holding Unit	$0.45	$0.41	9.8	$0.84	$0.79	6.3

Net income for the three and six months ended June 30, 2014 increased $2.6 million and $0.5 million, respectively, to $42.9 million and $79.0 million from net income of $40.3 million and $78.5 million for the corresponding prior-year periods. The increases reflect higher net income attributable to AllianceBernstein unitholders offset by lower weighted average ownership interest.

Holding’s income taxes represent a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business. Holding’s partnership gross income is derived from its interest in AllianceBernstein. Holding's income tax is computed by multiplying certain AllianceBernstein qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by Holding’s ownership interest in AllianceBernstein (adjusted for Holding Units owned by AllianceBernstein’s consolidated rabbi trust), multiplied by the 3.5% tax rate. Holding’s effective tax rate during the second quarter of 2014 was 11.6%, compared to 11.4% during the second quarter of 2013. Holding’s effective tax rate during the six months ended June 30, 2014 was 12.0%, compared to 11.2% during the six months ended June 30, 2013. The higher effective rates for the three- and six-month periods ended June 30, 2014 are due to increases of 8.7% and 9.0%, respectively, in income tax expense, primarily a result of higher AllianceBernstein qualifying revenues and a higher weighted average ownership interest for calculating the tax, exceeding increases of 6.7% and 1.6%, respectively, in equity in net income attributable to AllianceBernstein unitholders. See Note 7 to the condensed financial statements contained in Item 1.

Units Outstanding

Effective July 1, 2013, management retired all unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust. To retire such units, AllianceBernstein delivered the unallocated Holding Units held in its consolidated rabbi trust to Holding in exchange for the same number of AllianceBernstein units. Each entity then retired its units. As a result, on July 1, 2013, each of AllianceBernstein’s and Holding’s units outstanding decreased by approximately 13.1 million units. AllianceBernstein and Holding intend (subject to compliance with applicable safe harbor rules to avoid AllianceBernstein being treated as a publicly-traded partnership) to retire additional units as AllianceBernstein purchases Holding Units on the open market or when AllianceBernstein purchases Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, if such units are not required to fund new employee awards in the near future. If a sufficient number of Holding Units is not available in the rabbi trust to fund new awards, AllianceBernstein will purchase newly-issued Holding Units from Holding. When AllianceBernstein purchases newly-issued Holding Units from Holding, Holding is required to use the proceeds it receives from AllianceBernstein to purchase the equivalent number of newly-issued AllianceBernstein Units.

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

Index
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per unit amounts)

AllianceBernstein non-GAAP adjustments, before taxes	$1,046	$2,257	$3,936	$2,924
Income tax credit (expense) on non-GAAP adjustments	122	(26)	76	(124)
AllianceBernstein non-GAAP adjustments, after taxes	1,168	2,231	4,012	2,800
Holding’s weighted average equity ownership interest in AllianceBernstein	35.5%	37.6%	35.5%	37.6%
Impact on Holding’s net income of AllianceBernstein non-GAAP adjustments	$415	$840	$1,424	$1,053

Net income – diluted, GAAP basis	$43,230	$40,617	$79,685	$79,099
Impact on Holding’s net income of AllianceBernstein non-GAAP adjustments	415	840	1,424	1,053
Adjusted net income – diluted	$43,645	$41,457	$81,109	$80,152

Diluted net income per Holding Unit, GAAP basis	$0.44	$0.40	$0.82	$0.78
Impact of AllianceBernstein non-GAAP adjustments	0.01	0.01	0.01	0.01
Adjusted diluted net income per Holding Unit	$0.45	$0.41	$0.83	$0.79

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

Capital Resources and Liquidity

During the six months ended June 30, 2014, net cash provided by operating activities was $94.5 million, compared to $82.5 million during the corresponding 2013 period. The increase was primarily due to higher cash distributions received from AllianceBernstein of $22.4 million.

During the six months ended June 30, 2014, net cash used in investing activities was $12.0 million, compared to $25.2 million during the corresponding 2013 period. The decrease was primarily due to lower investments in AllianceBernstein from cash distributions paid to AllianceBernstein’s consolidated rabbi trust of $11.9 million.

During the six months ended June 30, 2014, net cash used in financing activities was $82.5 million, compared to $57.3 million during the corresponding 2013 period. The increase was primarily due to higher cash distributions paid to unitholders of $24.8 million.

Management believes that the cash flow realized from its investment in AllianceBernstein will provide Holding with the resources necessary to meet its financial obligations.

Index
Commitments and Contingencies

See Note 8 to the condensed financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AllianceBernstein’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2013 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below also could affect adversely our financial condition, results of operations and business prospects.

The forward-looking statements referred to in the preceding paragraph, most of which directly affect AllianceBernstein but also affect Holding because Holding’s principal source of income and cash flow is attributable to its investment in AllianceBernstein, include statements regarding:

•	Our belief that the cash flow Holding realizes from its investment in AllianceBernstein will provide Holding with the resources necessary to meet its financial obligations: Holding’s cash flow is dependent on the quarterly cash distributions it receives from AllianceBernstein. Accordingly, Holding’s ability to meet its financial obligations is dependent on AllianceBernstein’s cash flow from its operations, which is subject to the performance of the capital markets and other factors beyond our control.
•	Our financial condition and ability to access the public and private capital markets providing adequate liquidity for our general business needs: Our financial condition is dependent on our cash flow from operations, which is subject to the performance of the capital markets, our ability to maintain and grow client assets under management and other factors beyond our control. Our ability to access public and private capital markets on reasonable terms may be limited by adverse market conditions, our firm’s long-term credit ratings, our profitability and changes in government regulations, including tax rates and interest rates.
•	The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain pending legal proceedings to have a material adverse effect on our results of operations, financial condition or liquidity, any settlement or judgment with respect to a pending or future legal proceeding could be significant, and could have such an effect.
•	The possibility that AllianceBernstein will engage in open market purchases of Holding Units to help fund anticipated obligations under our incentive compensation award program: The number of Holding Units AllianceBernstein may decide to buy in future periods, if any, to help fund incentive compensation awards depends on various factors, some of which are beyond our control, including the fluctuation in the price of a Holding Unit (NYSE: AB) and the availability of cash to make these purchases.
•	Our determination that adjusted employee compensation expense should not exceed 50% of our adjusted net revenues: Aggregate employee compensation reflects employee performance and competitive compensation levels. Fluctuations in our revenues and/or changes in competitive compensation levels could result in adjusted employee compensation expense being higher than 50% of our adjusted net revenues.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to Holding’s market risk for the quarter ended June 30, 2014.

Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the first and second quarters of 2014, AllianceBernstein implemented plans to repurchase Holding Units pursuant to Rule 10b5-1 under the Exchange Act. See Note 3 to the condensed financial statements contained in Part I, Item 1.

The following table provides information relating to any Holding Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Holding Units Purchased	(b) Average Price Paid Per Holding Unit, net of Commissions	(c) Total Number of Holding Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Holding Units that May Yet Be Purchased Under the Plans or Programs
4/1/14 - 4/30/14(1)(2)	1,297	$25.21	—	—
5/1/14 - 5/31/14(1)	—	—	—	—
6/1/14 - 6/30/14(1)(2)	13,550	24.89	—	—
Total	14,847	$24.92	—	—

(1)	During the second quarter of 2014, AllianceBernstein did not purchase any Holding Units on the open market pursuant to a Rule 10b5-1 plan.
(2)	During April 2014 and June 2014, AllianceBernstein purchased from employees a total of 14,847 Holding Units to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

Index
The following table provides information relating to any AllianceBernstein Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of AllianceBernstein Units Purchased	(b) Average Price Paid Per AllianceBernstein Unit, net of Commissions	(c) Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs
4/1/14 - 4/30/14	—	$—	—	—
5/1/14 - 5/31/14	—	—	—	—
6/1/14 - 6/30/14(1)	32,252	24.55	—	—
Total	32,252	$24.55	—	—

               (1) During June 2014, AllianceBernstein purchased 32,252 AllianceBernstein Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

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

AXA has reported to us that two insurance policies underwritten by one of AXA’s European insurance subsidiaries, AXA France IARD (“AXA France”), that were in-force during the second quarter of 2014 potentially come within the scope of the disclosure requirements of the Iran Act. Each of these insurance policies relates to property and casualty insurance (homeowners, auto, accident, liability and/or fraud policies) covering property located in France where the insured is a company or other entity that may have direct or indirect ties to the Government of Iran, including Iranian entities designated under Executive Orders 13224 and 13382. AXA France is a French company, based in Paris, which is licensed to operate in France. As of the date of this report, AXA France has taken actions necessary to terminate coverage under these two insurance policies. The annual aggregate revenue AXA derived from these two policies is approximately $3,500 and the related net profit, which is difficult to calculate with precision, is estimated to be $1,750.

AXA has informed us that AXA Konzern AG (“AXA Konzern”), a subsidiary of AXA organized under the laws of Germany, has a German client designated under Executive Order 13382.  This client has a pension savings contract with AXA Konzern with an annual premium of approximately $15,000. The related annual net profit arising from this contract, which is difficult to calculate with precision, is estimated to be $7,500.  This contract will end in March 2015.  In addition, a subsidiary of the same German client has a life insurance contract (which includes a savings element) with AXA Konzern, with an annual premium of approximately $1,400 per annum.  The related annual net profit arising from this contract, which is difficult to calculate with precision, is estimated to be $700.  AXA Konzern intends to leave these contracts in place as there is no legal basis that would allow a German company to cancel such a contract.

Index
AXA Konzern also provides Industrial Commercial Services (“ICS”) with property insurance for an office building in Hamburg, Germany.  ICS is a company which some reports suggest may be owned by the Iranian Mines and Mining Industries Development and Renovation Organization, an entity designated as a Specially Designated National and Blocked Person (an “SDN”) by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”) with the identifier [IRAN].  As of the date of this report, AXA Konzern has taken actions necessary to terminate coverage under this insurance policy by the end of 2014. The annual premium in respect of this policy is approximately $2,500.  The related annual net profit arising from this policy, which is difficult to calculate with precision, is estimated to be $1,250.

In addition, AXA has informed us that AXA Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under four separate policies to the Iranian Embassy in Dublin, Ireland.   AXA has informed us that, to comply with the Declined Cases Agreement of the Irish Government, these policies cannot be cancelled unless another insurer is willing to assume the cover. The total annual premiums for these four policies are approximately $6,000 per annum and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $3,000.

Lastly, AXA has informed us about a pension contract in place between a subsidiary in Hong Kong, AXA China Region Trustees Limited (“AXA CRT”), and Hong Kong Intertrade Ltd (“HKIL”), an entity that OFAC has designated an SDN with the identifier [IRAN]. There is only one employee of HKIL (“Employee”) enrolled in this pension contract, who himself also has been designated an SDN with the identifier [IRAN]. The pension contract with HKIL was entered into, and the enrollment of the Employee took place, in May 2012. HKIL was first designated an SDN in July 2012 and the Employee was first designated an SDN in May 2013. Local authorities have informed AXA CRT that the pension contract cannot be cancelled. The annual pension contributions received under this pension contract total approximately $7,800 and the related net profit, which is difficult to calculate with precision, is estimated to be $3,900.

The aggregate premium during the second quarter of 2014 for the above-referenced insurance policies and pension contracts was approximately $36,200, representing approximately 0.00003% of AXA’s 2013 consolidated revenues, which were in excess of $100 billion.  The related net profit, which is difficult to calculate with precision, is estimated to be $18,100, representing approximately 0.0003% of AXA’s 2013 aggregate net profit.

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

As of June 30, 2014, the Assets Under Management are approximately $2.3 billion.  As noted above, payment pursuant to the CVRs is triggered if Assets Under Management exceed $5 billion on or prior to December 12, 2016, subject to certain measurement procedures and limitations.  See the definition of AUM Milestone in the CVR Agreement filed as Exhibit 4.01 to our December 31, 2013 Form 10-K for additional information regarding the circumstances that trigger payment pursuant to the CVRs.

Management has determined that the AUM Milestone did not occur during the second quarter of 2014.

Index
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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2014	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer