Form 10-Q
period 2014-09-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2014-10-23
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of September 30, 2014 was 97,160,178.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	September 30, 2014	December 31, 2013
	(unaudited)

ASSETS

Investment in AllianceBernstein	$1,536,424	$1,533,654
Total assets	$1,536,424	$1,533,654

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Other liabilities	$556	$776
Total liabilities	556	776

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,361	1,377
Limited partners: 97,060,178 and 95,928,494 limited partnership units issued and outstanding	1,565,056	1,558,080
Holding Units held by AllianceBernstein to fund long-term incentive compensation plans	(14,093)	(14,045)
Accumulated other comprehensive loss	(16,456)	(12,534)
Total partners’ capital	1,535,868	1,532,878
Total liabilities and partners’ capital	$1,536,424	$1,533,654

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Equity in net income attributable to AllianceBernstein Unitholders	$49,876	$34,504	$139,714	$122,941

Income taxes	5,742	4,981	16,567	14,911

Net income	$44,134	$29,523	$123,147	$108,030

Net income per unit:
Basic	$0.45	$0.32	$1.28	$1.10
Diluted	$0.45	$0.32	$1.27	$1.10

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$44,134	$29,523	$123,147	$108,030
Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,354)	3,540	(3,205)	(3,450)
Income tax (expense) benefit	(6)	226	(19)	214
Foreign currency translation adjustments, net of tax	(5,360)	3,766	(3,224)	(3,236)
Unrealized (losses) gains on investments:
Unrealized (losses) gains arising during period	(12)	(86)	288	35
Less: reclassification adjustments for gains (losses) included in net income	2	(1)	1	2
Changes in unrealized (losses) gains on investments	(14)	(85)	287	33
Income tax benefit (expense)	45	47	(58)	(76)
Unrealized (losses) gains on investments, net of tax	31	(38)	229	(43)
Changes in employee benefit related items:
Amortization of transition asset	—	—	—	(18)
Amortization of prior service cost	(462)	(282)	(1,377)	(263)
Recognized actuarial gain	152	1,808	446	1,944
Changes in employee benefit related items	(310)	1,526	(931)	1,663
Income tax benefit (expense)	7	(21)	4	(57)
Employee benefit related items, net of tax	(303)	1,505	(927)	1,606
Other comprehensive (loss) income	(5,632)	5,233	(3,922)	(1,673)
Comprehensive income	$38,502	$34,756	$119,225	$106,357

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$123,147	$108,030
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AllianceBernstein Unitholders	(139,714)	(122,941)
Cash distributions received from AllianceBernstein	154,454	123,996
Changes in assets and liabilities:
Decrease in other assets	—	5,957
Increase in due to AllianceBernstein	—	3,173
(Decrease) increase in other liabilities	(220)	4,722
Net cash provided by operating activities	137,667	122,937

Cash flows from investing activities:
Investments in AllianceBernstein from cash distributions paid to AllianceBernstein consolidated rabbi trust	—	(12,987)
Investments in AllianceBernstein with proceeds from exercise of compensatory options to buy Holding Units	(12,849)	(13,859)
Net cash used in investing activities	(12,849)	(26,846)

Cash flows from financing activities:
Cash distributions to unitholders	(139,078)	(107,243)
Capital contributions from (to) AllianceBernstein	1,411	(2,707)
Proceeds from exercise of compensatory options to buy Holding Units	12,849	13,859
Net cash used in financing activities	(124,818)	(96,091)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
September 30, 2014
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

Index
Organization

As of September 30, 2014, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owns approximately 1.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in Holding (“Holding Units”).

As of September 30, 2014, the ownership structure of AllianceBernstein, expressed as a percentage of general and limited partnership interests, is as follows:

AXA and its subsidiaries	62.9%
Holding	35.7
Unaffiliated holders	1.4
100.0%

AllianceBernstein Corporation (a wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both Holding and AllianceBernstein. AllianceBernstein Corporation owns 100,000 general partnership units in Holding and a 1% general partnership interest in AllianceBernstein. Including both the general partnership and limited partnership interests in Holding and AllianceBernstein, AXA and its subsidiaries have an approximate 63.5% economic interest in AllianceBernstein as of September 30, 2014.

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

On October 23, 2014, the General Partner declared a distribution of $0.45 per unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2014. Each general partnership unit in Holding is entitled to receive distributions equal to those received by each Holding Unit. The distribution is payable on November 20, 2014 to holders of record at the close of business on November 3, 2014.

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

Index
During the third quarter and first nine months of 2014, AllianceBernstein purchased approximately 0.1 million and 0.2 million Holding Units for $1.3 million and $5.4 million, respectively (on a trade date basis). These amounts reflect purchases of Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

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

Each quarter, AllianceBernstein implements plans to repurchase Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AllianceBernstein has the authority under the terms and limitations specified in the plan to repurchase Holding Units on AllianceBernstein’s behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2014 expired at the close of business on October 22, 2014. AllianceBernstein did not buy any Holding Units pursuant to Rule 10b5-1 plans during the first nine months of 2014. AllianceBernstein may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first nine months of 2014, AllianceBernstein granted to employees and Eligible Directors 0.8 million restricted Holding Unit awards. During the first nine months of 2013, AllianceBernstein granted to employees and Eligible Directors 6.9 million restricted Holding Unit awards (including 6.5 million granted in January 2013 for 2012 year-end awards). Prior to the third quarter of 2013 (and our decision described in the next paragraph to retire unallocated Holding Units in AllianceBernstein’s consolidated rabbi trust), AllianceBernstein funded awards by allocating previously repurchased Holding Units that had been held in the rabbi trust. In the first nine months of 2014, AllianceBernstein used Holding Units repurchased during the period and newly-issued Holding Units to fund restricted Holding Unit awards.

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

During the first nine months of 2014, Holding issued 753,622 Holding Units upon exercise of options to buy Holding Units. Holding used the proceeds of $12.8 million received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AllianceBernstein Units.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per unit amounts)

Net income – basic	$44,134	$29,523	$123,147	$108,030
Additional allocation of equity in net income attributable to AllianceBernstein resulting from assumed dilutive effect of compensatory options	409	183	1,085	771
Net income – diluted	$44,543	$29,706	$124,232	$108,801

Weighted average units outstanding – basic	97,070	92,258	96,549	97,866
Dilutive effect of compensatory options	1,249	756	1,174	994
Weighted average units outstanding – diluted	98,319	93,014	97,723	98,860

Basic net income per unit	$0.45	$0.32	$1.28	$1.10
Diluted net income per unit	$0.45	$0.32	$1.27	$1.10

For the three months and nine months ended September 30, 2014, we excluded 2,774,117 and 2,806,033 options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect. For the three months and nine months ended September 30, 2013, we excluded 3,045,173 and 2,974,935 options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect. Weighted average units outstanding do not include Holding’s proportional share (34.5% during the third quarter of 2013 and 36.7% during the first nine months of 2013) of the unallocated Holding Units then held by AllianceBernstein in its consolidated rabbi trust.

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

5.	Investment in AllianceBernstein

Changes in Holding’s investment in AllianceBernstein during the nine-month period ended September 30, 2014 are as follows (in thousands):

Investment in AllianceBernstein as of December 31, 2013	$1,533,654
Equity in net income attributable to AllianceBernstein Unitholders	139,714
Changes in accumulated other comprehensive loss	(3,922)
Additional investments with proceeds from exercise of compensatory options to buy Holding Units, net	12,849
Cash distributions received from AllianceBernstein	(154,454)
Capital contributions from AllianceBernstein	(1,411)
AllianceBernstein Holding Units retired	(4,625)
AllianceBernstein Holding Units issued to fund long-term incentive compensation plans	14,667
Change in Holding Units held by AllianceBernstein for long-term incentive compensation plans	(48)
Investment in AllianceBernstein as of September 30, 2014	$1,536,424

Index
6.	Units Outstanding

Changes in Holding Units outstanding during the nine-month period ended September 30, 2014 are as follows:

Outstanding as of December 31, 2013	96,028,494
Options exercised	753,622
Units issued	566,277
Units retired	(188,215)
Outstanding as of September 30, 2014	97,160,178

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)

Net income attributable to AllianceBernstein Unitholders	$139,798	$99,948	39.9%	$392,958	$335,178	17.2%
Multiplied by: weighted average equity ownership interest	35.7%	34.5%		35.6%	36.7%
Equity in net income attributable to AllianceBernstein Unitholders	$49,876	$34,504	44.6%	$139,714	$122,941	13.6%

AllianceBernstein qualifying revenues	$548,319	$502,423	9.1%	$1,581,456	$1,496,177	5.7%
Multiplied by: weighted average equity ownership interest for calculating tax	29.4%	27.9%		29.4%	27.9%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	5,642	4,901		16,267	14,631
State income taxes	100	80		300	280
Total income taxes	$5,742	$4,981	15.3%	$16,567	$14,911	11.1%

Effective tax rate	11.5%	14.4%		11.9%	12.1%

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

During the first quarter of 2012, AllianceBernstein received a legal letter of claim (“Letter of Claim”) sent on behalf of Philips Pension Trustees Limited and Philips Electronic U.K. Limited (“Philips”), a former pension fund client, alleging that AllianceBernstein Limited (one of AllianceBernstein’s subsidiaries organized in the U.K.) was negligent and failed to meet certain applicable standards of care with respect to the initial investment in, and management of, a £500 million portfolio of U.S. mortgage-backed securities. The alleged damages range between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. On January 2, 2014, Philips filed a claim form (“Claim”) in the High Court of Justice in London, England, which formally commenced litigation with respect to the allegations in the Letter of Claim.

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

In the opinion of AllianceBernstein’s management, an adequate accrual has been made as of September 30, 2014 to provide for any probable losses regarding any litigation matters for which management can reasonably estimate an amount of loss. It is reasonably possible that AllianceBernstein could incur additional losses pertaining to these matters, but currently management cannot estimate any such additional losses.

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in millions, except per unit amounts)

Net income attributable to AllianceBernstein Unitholders	$139.8	$99.9	39.9%	$393.0	$335.2	17.2%
Weighted average equity ownership interest	35.7%	34.5%		35.6%	36.7%
Equity in net income attributable to AllianceBernstein Unitholders	$49.9	$34.5	44.6	$139.7	$122.9	13.6
Net income of Holding	$44.1	$29.5	49.5	$123.1	$108.0	14.0
Diluted net income per Holding Unit	$0.45	$0.32	40.6	$1.27	$1.10	15.5
Distribution per Holding Unit	$0.45	$0.40	12.5	$1.29	$1.19	8.4

Net income for the three and nine months ended September 30, 2014 increased $14.6 million and $15.1 million, respectively, to $44.1 million and $123.1 million from net income of $29.5 million and $108.0 million for the corresponding prior-year periods. The increase in the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was the result of higher net income attributable to AllianceBernstein unitholders and higher weighted average ownership interest. The year-over-year increase was the result of higher net income attributable to AllianceBernstein unitholders offset by lower weighted average ownership interest.

Holding’s income taxes represent a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business. Holding’s partnership gross income is derived from its interest in AllianceBernstein. Holding's income tax is computed by multiplying certain AllianceBernstein qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by Holding’s ownership interest in AllianceBernstein (adjusted for Holding Units owned by AllianceBernstein’s consolidated rabbi trust), multiplied by the 3.5% tax rate. Holding’s effective tax rate during the third quarter of 2014 was 11.5%, compared to 14.4% during the third quarter of 2013. Holding’s effective tax rate during the nine months ended September 30, 2014 was 11.9%, compared to 12.1% during the nine months ended September 30, 2013. The lower effective rates for the three- and nine-month periods ended September 30, 2014 are due to increases of 44.6% and 13.6%, respectively, in equity in net income attributable to AllianceBernstein unitholders, exceeding increases of 15.3% and 11.1%, respectively, in income tax expense, primarily a result of higher AllianceBernstein qualifying revenues and a higher weighted average ownership interest for calculating the tax. See Note 7 to the condensed financial statements contained in Item 1.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per unit amounts)

AllianceBernstein non-GAAP adjustments, before taxes	$(59)	$24,033	$3,877	$26,957
Income tax credit (expense) on non-GAAP adjustments	358	(1,094)	433	(1,218)
AllianceBernstein non-GAAP adjustments, after taxes	299	22,939	4,310	25,739
Holding’s weighted average equity ownership interest in AllianceBernstein	35.7%	34.5%	35.6%	36.7%
Impact on Holding’s net income of AllianceBernstein non-GAAP adjustments	$106	$7,919	$1,532	$9,442

Net income – diluted, GAAP basis	$44,543	$29,706	$124,232	$108,801
Impact on Holding’s net income of AllianceBernstein non-GAAP adjustments	106	7,919	1,532	9,442
Adjusted net income – diluted	$44,649	$37,625	$125,764	$118,243

Diluted net income per Holding Unit, GAAP basis	$0.45	$0.32	$1.27	$1.10
Impact of AllianceBernstein non-GAAP adjustments	—	0.08	0.02	0.10
Adjusted diluted net income per Holding Unit	$0.45	$0.40	$1.29	$1.20

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

Capital Resources and Liquidity

During the nine months ended September 30, 2014, net cash provided by operating activities was $137.7 million, compared to $122.9 million during the corresponding 2013 period. The increase was primarily due to higher cash distributions received from AllianceBernstein of $30.5 million, offset by a decrease in working capital of $14.1 million.

During the nine months ended September 30, 2014, net cash used in investing activities was $12.8 million, compared to $26.8 million during the corresponding 2013 period. The decrease was primarily due to lower investments in AllianceBernstein from cash distributions paid to AllianceBernstein’s consolidated rabbi trust of $13.0 million.

During the nine months ended September 30, 2014, net cash used in financing activities was $124.8 million, compared to $96.1 million during the corresponding 2013 period. The increase was primarily due to higher cash distributions paid to unitholders of $31.8 million.

Index
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

There have been no material changes to Holding’s market risk for the quarter ended September 30, 2014.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the first nine months of 2014, AllianceBernstein implemented plans to repurchase Holding Units pursuant to Rule 10b5-1 under the Exchange Act. See Note 3 to the condensed financial statements contained in Part I, Item 1.

The following table provides information relating to Holding Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Holding Units Purchased	(b) Average Price Paid Per Holding Unit, net of Commissions	(c) Total Number of Holding Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Holding Units that May Yet Be Purchased Under the Plans or Programs
7/1/14 - 7/31/14(1)(2)	72	$26.88	—	—
8/1/14 - 8/31/14(1) (2)	47,188	27.66	—	—
9/1/14 - 9/30/14(1)	—	—	—	—
Total	47,260	$27.65	—	—

(1)	During the third quarter of 2014, AllianceBernstein did not purchase any Holding Units on the open market pursuant to a Rule 10b5-1 plan.
(2)	During the third quarter, AllianceBernstein purchased from employees a total of 47,260 Holding Units to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

Index
The following table provides information relating to AllianceBernstein Units bought by AllianceBernstein in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of AllianceBernstein Units Purchased	(b) Average Price Paid Per AllianceBernstein Unit, net of Commissions	(c) Total Number of AllianceBernstein Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of AllianceBernstein Units that May Yet Be Purchased Under the Plans or Programs
7/1/14 - 7/31/14	—	$—	—	—
8/1/14 - 8/31/14	—	—	—	—
9/1/14 - 9/30/14(1)	13,012	27.22	—	—
Total	13,012	$27.22	—	—

(1) During September 2014, AllianceBernstein purchased 13,012 AllianceBernstein Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

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

AXA has reported to us that the two insurance policies underwritten by one of AXA’s European insurance subsidiaries, AXA France IARD (“AXA France”), that were in-force during the third quarter of 2014 and potentially came within the scope of the disclosure requirements of the Iran Act, were terminated on September 1, 2014 and September 30, 2014, respectively. Each of these insurance policies related to property and casualty insurance (homeowners, auto, accident, liability and/or fraud policies) covering property located in France where the insured was a company or other entity that might have had direct or indirect ties to the Government of Iran, including Iranian entities designated under Executive Orders 13224 and 13382. AXA France is a French company, based in Paris, which is licensed to operate in France. The annual aggregate revenue AXA derived from these two policies was approximately $3,500 and the related net profit, which is difficult to calculate with precision, was estimated to be $1,750.

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

Index
AXA previously informed us that AXA Konzern had taken actions to terminate property insurance provided to Industrial Commercial Services (“ICS”) for an office building in Hamburg, Germany. ICS is a company that some reports suggest may be owned by the Iranian Mines and Mining Industries Development and Renovation Organization, an entity designated as a Specially Designated National and Blocked Person (an “SDN”) by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”) with the identifier [IRAN]. As of the date of this report, AXA Konzern has confirmed that this policy has been terminated. The annual premium in respect of this policy was approximately $2,500. The related annual net profit arising from this policy, which is difficult to calculate with precision, was estimated to be $1,250.

In addition, AXA has informed us that AXA Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under four separate policies to the Iranian Embassy in Dublin, Ireland. AXA has informed us that compliance with the Declined Cases Agreement of the Irish Government prohibits the cancellation of these policies unless another insurer is willing to assume the cover. The total annual premiums for these four policies are approximately $6,000 per annum and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $3,000.

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

The aggregate annual premiums for the above-referenced insurance policies and pension contracts still in effect is approximately $30,200, representing approximately 0.00003% of AXA’s 2013 consolidated revenues, which were in excess of $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $15,100, representing approximately 0.0003% of AXA’s 2013 aggregate net profit.

W.P. Stewart

On December 12, 2013, we acquired W.P. Stewart & Co., Ltd. (“WPS”), an equity investment manager that managed, as of December 12, 2013, approximately $2.1 billion in U.S., Global, and Europe, Australasia (Australia and New Zealand) and Far East (“EAFE”) concentrated growth equity strategies for its clients, primarily in the U.S. and Europe. On the date of the WPS acquisition, each of approximately 4.9 million outstanding shares of WPS common stock (other than certain specified shares, as previously disclosed in Amendment No. 2 to Form S-4 filed by AllianceBernstein on November 8, 2013) was converted into the right to receive $12 per share and one transferable contingent value right (“CVR”) entitling the holders to an additional $4 per share cash payment if the Assets Under Management (as such term is defined in the Contingent Value Rights Agreement (“CVR Agreement”) dated as of December 12, 2013, a copy of which we filed as Exhibit 4.01 to our December 31, 2013 Form 10-K) in the acquired WPS investment services exceed $5 billion on or before December 12, 2016, subject to measurement procedures and limitations set forth in the CVR Agreement. The foregoing description of the CVR Agreement does not purport to be complete and is qualified in its entirety by the full text of the CVR Agreement included as Exhibit 4.01 to our December 31, 2013 Form 10-K.

As of September 30, 2014, the Assets Under Management are approximately $2.3 billion. As noted above, payment pursuant to the CVRs is triggered if Assets Under Management exceed $5 billion on or prior to December 12, 2016, subject to certain measurement procedures and limitations. See the definition of AUM Milestone in the CVR Agreement filed as Exhibit 4.01 to our December 31, 2013 Form 10-K for additional information regarding the circumstances that trigger payment pursuant to the CVRs.

Management has determined that the AUM Milestone did not occur during the third quarter of 2014.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Index
 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 23, 2014	AllianceBernstein Holding l.p.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer