Form 10-K
period 2014-12-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2015-02-12
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒

The aggregate market value of the units representing assignments of beneficial ownership of limited partnership interests held by non-affiliates computed by reference to the price at which such units were last sold on the New York Stock Exchange as of June 30, 2014 was approximately $2.3 billion.

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of December 31, 2014 was 100,756,999. (This figure includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.)

DOCUMENTS INCORPORATED BY REFERENCE

This Form 10-K does not incorporate any document by reference.

i

Glossary of Certain Defined Terms

“AB” – AllianceBernstein L.P. (Delaware limited partnership formerly known as Alliance Capital Management L.P., “Alliance Capital”), the operating partnership, and its subsidiaries and, where appropriate, its predecessors, AB Holding and ACMC, Inc. and their respective subsidiaries.

“AB Holding” – AllianceBernstein Holding L.P. (Delaware limited partnership).

“AB Holding Partnership Agreement” – the Amended and Restated Agreement of Limited Partnership of AB Holding, dated as of October 29, 1999 and as amended February 24, 2006.

“AB Holding Units” – units representing assignments of beneficial ownership of limited partnership interests in AB Holding.

“AB Partnership Agreement” – the Amended and Restated Agreement of Limited Partnership of AB, dated as of October 29, 1999 and as amended February 24, 2006.

“AB Units” – units of limited partnership interest in AB.

“AXA” – AXA (société anonyme organized under the laws of France), the holding company for an international group of insurance and related financial services companies engaged in the financial protection and wealth management businesses. AXA’s operations are diverse geographically, with major operations in Europe, North America and the Asia/Pacific regions and, to a lesser extent, in other regions including the Middle East, Africa and Latin America. AXA has five operating business segments: life and savings, property and casualty, international insurance, asset management and banking.

“AXA Equitable” – AXA Equitable Life Insurance Company (New York stock life insurance company), a subsidiary of AXA Financial, and its subsidiaries other than AB and its subsidiaries.

“AXA Financial” – AXA Financial, Inc. (Delaware corporation), a subsidiary of AXA.

“Bernstein Transaction” – on October 2, 2000, AB’s acquisition of the business and assets of SCB Inc., formerly known as Sanford C. Bernstein Inc., and assumption of the liabilities of that business.

“Exchange Act” – the Securities Exchange Act of 1934, as amended.

“ERISA” – the Employee Retirement Income Security Act of 1974, as amended.

“General Partner” – AllianceBernstein Corporation (Delaware corporation), the general partner of AB and AB Holding and a subsidiary of AXA Equitable, and, where appropriate, ACMC, LLC, its predecessor.

“Investment Advisers Act” – the Investment Advisers Act of 1940, as amended.

“Investment Company Act” – the Investment Company Act of 1940, as amended.

“NYSE” – the New York Stock Exchange, Inc.

“Partnerships” – AB and AB Holding together.

“SEC” – the United States Securities and Exchange Commission.

“Securities Act” – the Securities Act of 1933, as amended.

“WPS Acquisition” – on December 12, 2013, AB acquired W.P. Stewart & Co., Ltd. (“WPS”), a concentrated growth equity investment manager.

PART I

Item 1.	Business

The words “we” and “our” in this Form 10-K refer collectively to AB Holding and AB and its subsidiaries, or to their officers and employees. Similarly, the words “company” and “firm” refer to both AB Holding and AB. Where the context requires distinguishing between AB Holding and AB, we identify which company is being discussed. Cross-references are in italics.

We use “global” in this Form 10-K to refer to all nations, including the United States; we use “international” or “non-U.S.” to refer to nations other than the United States.

We use “emerging markets” in this Form 10-K to refer to countries included in the Morgan Stanley Capital International (“MSCI”) emerging markets index, which are, as of December 31, 2014, Brazil, Chile, China, Colombia, Czech Republic, Egypt, Greece, Hungary, India, Indonesia, Malaysia, Mexico, Peru, the Philippines, Poland, Russia, South Africa, South Korea, Taiwan, Thailand and Turkey.

Clients

We provide research, diversified investment management and related services globally to a broad range of clients through three buy-side distribution channels, Institutions, Retail and Private Wealth Management, and our sell-side business, Bernstein Research Services.  See “Distribution Channels” in this Item 1 for additional information.

As of December 31, 2014, 2013 and 2012, our client assets under management (“AUM”) were $474 billion, $450 billion and $430 billion, respectively, and our net revenues for the years ended December 31, 2014, 2013 and 2012 were $3.0 billion, $2.9 billion and $2.7 billion, respectively. AXA, our parent company, and its subsidiaries, whose AUM consist primarily of fixed income investments, together constitute our largest client. Our affiliates represented approximately 23%, 23% and 25% of our AUM as of December 31, 2014, 2013 and 2012, respectively, and we earned approximately 5%, 5% and 4% of our net revenues from services we provided to our affiliates in 2014, 2013 and 2012, respectively. See “Distribution Channels” below and “Assets Under Management” and “Net Revenues” in Item 7 for additional information regarding our AUM and net revenues.

Generally, we are compensated for our investment services on the basis of investment advisory and services fees calculated as a percentage of AUM. For additional information about our investment advisory and services fees, including performance-based fees, see “Risk Factors” in Item 1A and “Net Revenues – Investment Advisory and Services Fees” in Item 7.

Research

Our high-quality, in-depth research is the foundation of our business. We believe that our global team of research professionals, whose disciplines include economic, fundamental equity, fixed income and quantitative research, gives us a competitive advantage in achieving investment success for our clients. We also have experts focused on multi-asset strategies, wealth management and alternative investments.

Investment Services

Our broad range of investment services includes:

•	Actively managed equity strategies with global and regional portfolios across capitalization ranges and investment strategies, including value, growth and core equities;
•	Actively managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;
•	Passive management, including index and enhanced index strategies;
•	Alternative investments, including hedge funds, fund of funds and private equity (e.g., direct real estate investing); and
•	Multi-asset services and solutions, including dynamic asset allocation, customized target-date funds and target-risk funds.

Our services span various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

Our AUM by client domicile and investment service as of December 31, 2014, 2013 and 2012 were as follows:

By Client Domicile ($ in billions):

By Investment Service ($ in billions):

Distribution Channels

Institutions

To these clients, which include private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and various of our affiliates, we offer separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles (“Institutional Services”).

We manage the assets of our institutional clients pursuant to written investment management agreements or other arrangements,  which generally are terminable at any time or upon relatively short notice by either party. In general, our written investment management agreements may not be assigned without client consent. For information about our institutional investment advisory and services fees, including performance-based fees, see “Risk Factors” in Item 1A and “Net Revenues – Investment Advisory and Services Fees” in Item 7.

AXA and its subsidiaries together constitute our largest institutional client. Their AUM accounted for approximately 32%, 31% and 35% of our institutional AUM as of December 31, 2014, 2013 and 2012, respectively, and approximately 22%, 22% and 17% of our institutional revenues for 2014, 2013 and 2012, respectively. No single institutional client other than AXA and its subsidiaries accounted for more than approximately 1% of our net revenues for the year ended December 31, 2014.

As of December 31, 2014, 2013 and 2012, Institutional Services represented approximately 50%, 50% and 51%, respectively, of our AUM, and the fees we earned from providing these services represented approximately 14%, 15% and 18% of our net revenues for 2014, 2013 and 2012, respectively. Our AUM and revenues are as follows:

Institutional Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2014	2013	2012	2014-13	2013-12
	(in millions)

Equity Actively Managed:
U.S.	$9,631	$8,438	$5,748	14.1%	46.8%
Global & Non-US	19,522	21,100	25,797	(7.5)	(18.2)
Total	29,153	29,538	31,545	(1.3)	(6.4)

Equity Passively Managed(1):
U.S.	16,196	14,111	11,494	14.8	22.8
Global & Non-US	5,818	6,555	6,131	(11.2)	6.9
Total	22,014	20,666	17,625	6.5	17.3

Total Equity	51,167	50,204	49,170	1.9	2.1

Fixed Income Taxable:
U.S.	84,079	81,823	90,727	2.8	(9.8)
Global & Non-US	64,086	58,647	53,841	9.3	8.9
Total	148,165	140,470	144,568	5.5	(2.8)

Fixed Income Tax-Exempt:
U.S.	1,796	1,611	1,385	11.5	16.3
Global & Non-US	—	—	—	—	—
Total	1,796	1,611	1,385	11.5	16.3

Fixed Income Passively Managed(1):
U.S.	67	63	62	6.3	1.6
Global & Non-US	185	194	334	(4.6)	(41.9)
Total	252	257	396	(1.9)	(35.1)

Total Fixed Income	150,213	142,338	146,349	5.5	(2.7)

Other(2):
U.S.	2,268	1,211	471	87.3	157.1
Global & Non-US	33,393	32,237	23,829	3.6	35.3
Total	35,661	33,448	24,300	6.6	37.6

Total:
U.S.	114,037	107,257	109,887	6.3	(2.4)
Global & Non-US	123,004	118,733	109,932	3.6	8.0
Total	$237,041	$225,990	$219,819	4.9	2.8

Affiliated	$75,241	$69,619	$77,569	8.1	(10.2)
Non-affiliated	161,800	156,371	142,250	3.5	9.9
Total	$237,041	$225,990	$219,819	4.9	2.8

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services and certain alternative investments.

Revenues from Institutional Services
(by Investment Service)

	Years Ended December 31,			% Change
	2014	2013	2012	2014-13	2013-12
	(in thousands)
Equity Actively Managed:
U.S.	$54,176	$48,328	$43,400	12.1%	11.4%
Global & Non-US	88,777	98,552	143,108	(9.9)	(31.1)
Total	142,953	146,880	186,508	(2.7)	(21.2)

Equity Passively Managed(1):
U.S.	2,841	2,720	2,334	4.4	16.5
Global & Non-US	4,333	5,359	5,533	(19.1)	(3.1)
Total	7,174	8,079	7,867	(11.2)	2.7

Total Equity	150,127	154,959	194,375	(3.1)	(20.3)

Fixed Income Taxable:
U.S.	92,250	96,125	94,679	(4.0)	1.5
Global & Non-US	125,596	117,041	104,803	7.3	11.7
Total	217,846	213,166	199,482	2.2	6.9

Fixed Income Tax-Exempt:
U.S.	2,250	1,993	1,742	12.9	14.4
Global & Non-US	—	—	—	—	—
Total	2,250	1,993	1,742	12.9	14.4

Fixed Income Passively Managed(1):
U.S.	69	76	78	(9.2)	(2.6)
Global & Non-US	142	227	48	(37.4)	372.9
Total	211	303	126	(30.4)	140.5

Fixed Income Servicing(2):
U.S.	11,468	14,051	9,172	(18.4)	53.2
Global & Non-US	2,011	1,789	4,696	12.4	(61.9)
Total	13,479	15,840	13,868	(14.9)	14.2

Total Fixed Income	233,786	231,302	215,218	1.1	7.5

Other(3):
U.S.	18,643	11,952	46,400	56.0	(74.2)
Global & Non-US	30,551	39,895	28,722	(23.4)	38.9
Total	49,194	51,847	75,122	(5.1)	(31.0)

Total Investment Advisory and Services Fees:
U.S.	181,697	175,245	197,805	3.7	(11.4)
Global & Non-US	251,410	262,863	286,910	(4.4)	(8.4)
	433,107	438,108	484,715	(1.1)	(9.6)
Distribution Revenues	340	305	574	11.5	(46.9)
Shareholder Servicing Fees	634	533	362	18.9	47.2
Total	$434,081	$438,946	$485,651	(1.1)	(9.6)

Affiliated	$95,231	$96,729	$82,930	(1.5)	16.6
Non-affiliated	338,850	342,217	402,721	(1.0)	(15.0)
Total	$434,081	$438,946	$485,651	(1.1)	(9.6)

(1)	Includes index and enhanced index services.
(2)	Fixed Income Servicing includes advisory-related services fees that are not based on AUM, including derivative transaction fees, capital purchase program related advisory services and other fixed income advisory services.
(3)	Includes multi-asset solutions and services and certain alternative services.

Retail

We provide investment management and related services to a wide variety of individual retail investors, both in the U.S. and internationally, through retail mutual funds we sponsor, mutual fund sub-advisory relationships, separately-managed account programs (see below), and other investment vehicles (“Retail Products and Services”).

We distribute our Retail Products and Services through financial intermediaries, including broker-dealers, insurance sales representatives, banks, registered investment advisers and financial planners. These products and services include open-end and closed-end funds that are either (i) registered as investment companies under the Investment Company Act (“U.S. Funds”), or (ii) not registered under the Investment Company Act and generally not offered to United States persons (“Non-U.S. Funds” and, collectively with the U.S. Funds, “AB Funds”). They also include separately-managed account programs, which are sponsored by financial intermediaries and generally charge an all-inclusive fee covering investment management, trade execution, asset allocation, and custodial and administrative services. In addition, we provide distribution, shareholder servicing, transfer agency services and administrative services for our Retail Products and Services. See “Net Revenues – Investment Advisory and Services Fees” in Item 7 for information about our retail investment advisory and services fees. See Note 2 to AB’s consolidated financial statements in Item 8 for a discussion of the commissions we pay to financial intermediaries in connection with the sale of open-end AB Funds.

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

The mutual funds we sub-advise for AXA and its subsidiaries together constitute our largest retail client. They accounted for approximately 21%, 23% and 20% of our retail AUM as of December 31, 2014, 2013 and 2012, respectively, and approximately 3%, 2% and 3% of our retail net revenues for 2014, 2013 and 2012, respectively.

Certain subsidiaries of AXA, including AXA Advisors, LLC (“AXA Advisors”), a subsidiary of AXA Financial, were responsible for approximately 3%, 2% and 4% of total sales of shares of open-end AB Funds in 2014, 2013 and 2012, respectively. During 2014, UBS AG was responsible for approximately 11% of our open-end AB Fund sales. Neither our affiliates nor UBS AG are under any obligation to sell a specific amount of AB Fund shares and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations. No other entity accounted for 10% or more of our open-end AB Fund sales.

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

As of December 31, 2014, retail U.S. Fund AUM were approximately $49 billion, or 30% of retail AUM, as compared to $47 billion, or 31%, as of December 31, 2013, and $45 billion, or 31%, as of December 31, 2012. Non-U.S. Fund AUM, as of December 31, 2014, totaled $57 billion, or 36% of retail AUM, as compared to $56 billion, or 36%, as of December 31, 2013, and $60 billion, or 42%, as of December 31, 2012.

Our Retail Services represented approximately 34% of our AUM as of each of December 31, 2014, 2013 and 2012, and the fees we earned from providing these services represented approximately 46%, 47% and 44% of our net revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Our AUM and revenues are as follows:

Retail Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2014	2013	2012	2014-13	2013-12
	(in millions)

Equity Actively Managed:
U.S.	$29,449	$27,656	$17,738	6.5%	55.9%
Global & Non-US	15,920	13,997	16,415	13.7	(14.7)
Total	45,369	41,653	34,153	8.9	22.0

Equity Passively Managed(1):
U.S.	21,268	21,514	16,716	(1.1)	28.7
Global & Non-US	6,600	6,615	5,491	(0.2)	20.5
Total	27,868	28,129	22,207	(0.9)	26.7

Total Equity	73,237	69,782	56,360	5.0	23.8

Fixed Income Taxable:
U.S.	5,934	4,597	2,738	29.1	67.9
Global & Non-US	55,059	56,304	65,990	(2.2)	(14.7)
Total	60,993	60,901	68,728	0.2	(11.4)

Fixed Income Tax-Exempt:
U.S.	10,432	8,243	8,532	26.6	(3.4)
Global & Non-US	14	14	—	—	—
Total	10,446	8,257	8,532	26.5	(3.2)

Fixed Income Passively Managed(1):
U.S.	4,917	4,531	2,385	8.5	90.0
Global & Non-US	4,483	4,179	4,730	7.3	(11.6)
Total	9,400	8,710	7,115	7.9	22.4

Total Fixed Income	80,839	77,868	84,375	3.8	(7.7)

Other(2):
U.S.	5,349	3,208	1,981	66.7	61.9
Global & Non-US	2,072	2,132	1,676	(2.8)	27.2
Total	7,421	5,340	3,657	39.0	46.0

Total:
U.S.	77,349	69,749	50,090	10.9	39.2
Global & Non-US	84,148	83,241	94,302	1.1	(11.7)
Total	$161,497	$152,990	$144,392	5.6	6.0

Affiliated	$34,693	$35,194	$28,535	(1.4)	23.3
Non-affiliated	126,804	117,796	115,857	7.6	1.7
Total	$161,497	$152,990	$144,392	5.6	6.0

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services and certain alternative investments.

Revenues from Retail Services
(by Investment Service)

	Years Ended December 31,			% Change
	2014	2013	2012	2014-13	2013-12
	(in thousands)

Equity Actively Managed:
U.S.	$182,008	$134,311	$92,423	35.5%	45.3%
Global & Non-US	94,491	96,338	114,220	(1.9)	(15.7)
Total	276,499	230,649	206,643	19.9	11.6

Equity Passively Managed(1):
U.S.	10,066	10,957	11,952	(8.1)	(8.3)
Global & Non-US	6,924	4,670	2,162	48.3	116.0
Total	16,990	15,627	14,114	8.7	10.7

Total Equity	293,489	246,276	220,757	19.2	11.6

Fixed Income Taxable:
U.S.	20,680	16,074	13,252	28.7	21.3
Global & Non-US	429,409	483,171	405,208	(11.1)	19.2
Total	450,089	499,245	418,460	(9.8)	19.3

Fixed Income Tax-Exempt:
U.S.	38,317	35,993	28,906	6.5	24.5
Global & Non-US	78	78	—	—	—
Total	38,395	36,071	28,906	6.4	24.8

Fixed Income Passively Managed(1):
U.S.	2,836	2,153	1,144	31.7	88.2
Global & Non-US	8,438	8,605	7,056	(1.9)	22.0
Total	11,274	10,758	8,200	4.8	31.2

Total Fixed Income	499,758	546,074	455,566	(8.5)	19.9

Other(2):
U.S.	64,452	22,819	14,306	182.4	59.5
Global & Non-US	9,277	9,785	7,424	(5.2)	31.8
Total	73,729	32,604	21,730	126.1	50.0

Total Investment Advisory and Services Fees:
U.S.	318,359	222,307	161,983	43.2	37.2
Global & Non-US	548,617	602,647	536,070	(9.0)	12.4
	866,976	824,954	698,053	5.1	18.2
Distribution Revenues	440,961	461,944	406,467	(4.5)	13.6
Shareholder Servicing Fees	89,198	89,472	88,375	(0.3)	1.2
Total	$1,397,135	$1,376,370	$1,192,895	1.5	15.4

Affiliated	$47,910	$43,264	$31,089	10.7	39.2
Non-affiliated	1,349,225	1,333,106	1,161,806	1.2	14.7
Total	$1,397,135	$1,376,370	$1,192,895	1.5	15.4

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services and certain alternative investments.

Private Wealth Management

To our private wealth clients, which include high-net-worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities (including most institutions for which we manage accounts with less than $25 million in AUM), we offer separately-managed accounts, hedge funds, mutual funds and other investment vehicles (“Private Wealth Services”).

We manage these accounts pursuant to written investment advisory agreements, which generally are terminable at any time or upon relatively short notice by any party and may not be assigned without the consent of the client. For information about our investment advisory and services fees, including performance-based fees, see “Risk Factors” in Item 1A and “Net Revenues – Investment Advisory and Services Fees” in Item 7.

As of December 31, 2014, 2013 and 2012, Private Wealth Services represented approximately 16%, 16% and 15%, respectively, of our AUM, and the fees we earned from providing these services represented approximately 22%, 20% and 21% of our net revenues for 2014, 2013 and 2012, respectively. Our AUM and revenues are as follows:

Private Wealth Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2014	2013	2012	2014-13	2013-12
	(in millions)

Equity Actively Managed:
U.S.	$22,842	$21,620	$16,506	5.7%	31.0%
Global & Non-US	15,125	15,003	13,222	0.8	13.5
Total	37,967	36,623	29,728	3.7	23.2

Equity Passively Managed(1):
U.S.	172	83	67	107.2	23.9
Global & Non-US	402	397	371	1.3	7.0
Total	574	480	438	19.6	9.6

Total Equity	38,541	37,103	30,166	3.9	23.0

Fixed Income Taxable:
U.S.	7,396	7,468	8,962	(1.0)	(16.7)
Global & Non-US	2,871	2,128	1,755	34.9	21.3
Total	10,267	9,596	10,717	7.0	(10.5)

Fixed Income Tax-Exempt:
U.S.	19,401	18,843	20,835	3.0	(9.6)
Global & Non-US	3	2	—	50.0	—
Total	19,404	18,845	20,835	3.0	(9.6)

Fixed Income Passively Managed(1):
U.S.	5	11	31	(54.5)	(64.5)
Global & Non-US	402	357	355	12.6	0.6
Total	407	368	386	10.6	(4.7)

Total Fixed Income	30,078	28,809	31,938	4.4	(9.8)

Other(2):
U.S.	1,902	1,375	804	38.3	71.0
Global & Non-US	4,968	4,144	2,898	19.9	43.0
Total	6,870	5,519	3,702	24.5	49.1

Total:
U.S.	51,718	49,400	47,205	4.7	4.6
Global & Non-US	23,771	22,031	18,601	7.9	18.4
Total	$75,489	$71,431	$65,806	5.7	8.5

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services and certain alternative investments.

Revenues From Private Wealth Services
(by Investment Service)

	Years Ended December 31,			% Change
	2014	2013	2012	2014-13	2013-12
	(in thousands)

Equity Actively Managed:
U.S.	$250,415	$211,927	$209,263	18.2%	1.3%
Global & Non-US	169,472	153,062	149,732	10.7	2.2
Total	419,887	364,989	358,995	15.0	1.7

Equity Passively Managed(1):
U.S.	695	316	65	119.9	386.2
Global & Non-US	1,839	1,800	1,666	2.2	8.0
Total	2,534	2,116	1,731	19.8	22.2

Total Equity	422,421	367,105	360,726	15.1	1.8

Fixed Income Taxable:
U.S.	39,811	44,260	48,906	(10.1)	(9.5)
Global & Non-US	15,778	13,029	12,319	21.1	5.8
Total	55,589	57,289	61,225	(3.0)	(6.4)

Fixed Income Tax-Exempt:
U.S.	102,509	104,867	117,035	(2.2)	(10.4)
Global & Non-US	27	18	—	50.0	—
Total	102,536	104,885	117,035	(2.2)	(10.4)

Fixed Income Passively Managed(1):
U.S.	9	88	26	(89.8)	238.5
Global & Non-US	3,446	3,105	1,184	11.0	162.2
Total	3,455	3,193	1,210	8.2	163.9

Total Fixed Income	161,580	165,367	179,470	(2.3)	(7.9)

Other(2):
U.S.	16,566	12,699	9,592	30.5	32.4
Global & Non-US	57,600	40,872	31,919	40.9	28.0
Total	74,166	53,571	41,511	38.4	29.1

Total Investment Advisory and Services Fees:
U.S.	410,005	374,157	384,887	9.6	(2.8)
Global & Non-US	248,162	211,886	196,820	17.1	7.7
Total	658,167	586,043	581,707	12.3	0.7
Distribution Revenues	3,669	3,175	2,447	15.6	29.8
Shareholder Servicing Fees	2,488	2,140	1,637	16.3	30.7
Total	$664,324	$591,358	$585,791	12.3	1.0

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services and certain alternative investments.

Bernstein Research Services

We offer high-quality fundamental research, quantitative services and brokerage-related services in equities and listed options to institutional investors, such as pension fund, hedge fund and mutual fund managers, and other institutional investors (“Bernstein Research Services”). We serve our clients, which are based in the United States, Europe, Asia, the Middle East and Canada, through various subsidiaries, including Sanford C. Bernstein & Co., LLC (“SCB LLC”), Sanford C. Bernstein Limited and Sanford C. Bernstein (Hong Kong) Limited (collectively, “SCB”). Our sell-side analysts, who provide fundamental company and industry research along with quantitative research into securities valuation and factors affecting stock-price movements, are consistently among the highest ranked research analysts in industry surveys conducted by third-party organizations.

We earn revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate us principally by directing SCB to execute brokerage transactions on their behalf, for which we earn commissions. These services accounted for approximately 16%, 15% and 15% of our net revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

For information regarding trends in fee rates charged for brokerage transactions, see “Risk Factors” in Item 1A.

Our Bernstein Research Services revenues are as follows:

Revenues From Bernstein Research Services

	Years Ended December 31,			% Change
	2014	2013	2012	2014-13	2013-12
	(in thousands)

Bernstein Research Services	$482,538	$445,083	$413,707	8.4%	7.6%

Custody

SCB LLC acts as custodian for the majority of our Private Wealth Management AUM and some of our Institutions AUM. Other custodial arrangements are maintained by client-designated banks, trust companies, brokerage firms or custodians.

Employees

As of December 31, 2014, our firm had 3,487 full-time employees, representing a 5.8% increase compared to the end of 2013.  We consider our employee relations to be good.

Service Marks

We have registered a number of service marks with the U.S. Patent and Trademark Office and various foreign trademark offices, including the mark “AllianceBernstein”.  The [A/B] logo and “Ahead of Tomorrow” are service marks of AB.

In January 2015, we established two new brand identities.  Although the legal names of our corporate entities have not changed, our company, and our Institutions and Retail businesses, now are referred to as “AB”.  Private Wealth Management and Bernstein Research Services now are referred to as “AB Bernstein”.  Also, we adopted the [A/B] logo and “Ahead of Tomorrow” service marks described above.

In connection with the Bernstein Transaction, we acquired all of the rights in, and title to, the Bernstein service marks, including the mark “Bernstein”.

In connection with the WPS Acquisition, we acquired all of the rights in, and title to, the WPS service marks, including the logo “WPSTEWART”. See “W.P. Stewart” in this Item 1 for information regarding the WPS Acquisition.

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

AB, AB Holding, the General Partner and five of our subsidiaries (SCB LLC, AllianceBernstein Global Derivatives Corporation (“Global Derivatives”), AB Private Credit Investors LLC, WPS and W.P. Stewart Asset Management LLC) are registered with the SEC as investment advisers under the Investment Advisers Act. Also, AB Holding is an NYSE-listed company and, accordingly, is subject to applicable regulations promulgated by the NYSE. In addition, AB, SCB LLC and Global Derivatives are registered with the Commodity Futures Trading Commission (“CFTC”) as commodity pool operators and commodity trading advisers; SCB LLC also is registered with the CFTC as a futures commissions merchant.

Each U.S. Fund is registered with the SEC under the Investment Company Act and each Non-U.S. Fund is subject to the laws in the jurisdiction in which the fund is registered. For example, our platform of Luxembourg-based funds operates pursuant to Luxembourg laws and regulations, including Undertakings for the Collective Investment in Transferable Securities Directives, and is authorized and supervised by the Commission de Surveillance du Secteur Financier (“CSSF”), the primary regulator in Luxembourg. AllianceBernstein Investor Services, Inc. (“ABIS”), one of our subsidiaries, is registered with the SEC as a transfer and servicing agent.

SCB LLC and another of our subsidiaries, AllianceBernstein Investments, Inc. (“AllianceBernstein Investments”), are registered with the SEC as broker-dealers, and both are members of the Financial Industry Regulatory Authority. In addition, SCB LLC is a member of the NYSE and other principal U.S. exchanges.

Many of our subsidiaries are subject to the oversight of regulatory authorities in the jurisdictions outside the United States where they operate, including the European Securities and Markets Authority, the Financial Conduct Authority in the U.K., the CSSF in Luxembourg, the Financial Services Agency in Japan, the Securities & Futures Commission in Hong Kong, the Monetary Authority of Singapore, the Financial Services Commission in South Korea and the Financial Supervisory Commission in Taiwan. While these regulatory requirements often may be comparable to the requirements of the SEC and other U.S. regulators, they are sometimes more restrictive and may cause us to incur substantial expenditures of time and money in our efforts to comply.

Iran Threat Reduction and Syria Human Rights Act

AB, AB Holding and their global subsidiaries had no transactions or activities requiring disclosure under the Iran Threat Reduction and Syria Human Rights Act (“Iran Act”), nor were they involved in the AXA Group matters described immediately below.

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

AXA has reported to us that six insurance policies underwritten by one of AXA’s European insurance subsidiaries, AXA France IARD (“AXA France”), that were in-force at times during 2014 and potentially came within the scope of the disclosure requirements of the Iran Act, were terminated during 2014. Each of these insurance policies related to property and casualty insurance (homeowners, auto, accident, liability and/or fraud policies) covering property located in France where the insured is a company or other entity that may have direct or indirect ties to the Government of Iran, including Iranian entities designated under Executive Orders 13224 and 13382. AXA France is a French company, based in Paris, which is licensed to operate in France. The annual aggregate revenue AXA derived from these policies was approximately $6,500 and the related net profit, which was difficult to calculate with precision, is estimated to have been $3,250.

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

AXA also has informed us that AXA Konzern provides car insurance to two diplomats based at the Iranian embassy in Berlin, Germany.  The total annual premium of these policies is approximately $600 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $300.  These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policies expire.

AXA previously informed us that AXA Konzern had taken actions to terminate property insurance provided to Industrial Commercial Services (“ICS”) for an office building in Hamburg, Germany.  ICS is a company that some reports suggest may be owned by the Iranian Mines and Mining Industries Development and Renovation Organization, an entity designated as a Specially Designated National and Blocked Person (an “SDN”) by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”) with the identifier [IRAN].  As of the date of this report, AXA Konzern has confirmed that this policy has been terminated. The annual premium in respect of this policy was approximately $2,500.  The related annual net profit arising from this policy, which was difficult to calculate with precision, is estimated to have been $1,250.

In addition, AXA has informed us that AXA Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under four separate policies to the Iranian Embassy in Dublin, Ireland. AXA has informed us that compliance with the Declined Cases Agreement of the Irish Government prohibits the cancellation of these policies unless another insurer is willing to assume the cover. The total annual premium for these policies is approximately $6,000 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $3,000.

Also, AXA has informed us that AXA Sigorta, a subsidiary of AXA organized under the laws of Turkey, provides car insurance coverage for the vehicle pools of the Iranian General Consulate and the Iranian embassy in Istanbul, Turkey. The total annual premium in respect of these policies is approximately $5,100 and the annual net profit, which is difficult to calculate with precision, is estimated to be $2,550.  These policies will expire in 2015.

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

The aggregate annual premiums for the above-referenced insurance policies and pension contracts is approximately $44,900, representing approximately 0.00003% of AXA’s 2014 consolidated revenues, which are likely to be approximately $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $22,450, representing approximately 0.0003% of AXA’s 2014 aggregate net profit.

History and Structure

We have been in the investment research and management business for more than 40 years. Alliance Capital was founded in 1971 when the investment management department of Donaldson, Lufkin & Jenrette, Inc. (since November 2000, a part of Credit Suisse Group) merged with the investment advisory business of Moody’s Investor Services, Inc. Bernstein was founded in 1967.

In April 1988, AB Holding “went public” as a master limited partnership. AB Holding Units, which trade under the ticker symbol “AB”, have been listed on the NYSE since that time.

In October 1999, AB Holding reorganized by transferring its business and assets to AB, a newly-formed operating partnership, in exchange for all of the AB Units (“Reorganization”). Since the date of the Reorganization, AB has conducted the business formerly conducted by AB Holding and AB Holding’s activities have consisted of owning AB Units and engaging in related activities. Unlike AB Holding Units, AB Units do not trade publicly and are subject to significant restrictions on transfer. The General Partner is the general partner of both AB and AB Holding.

In October 2000, our two legacy firms, Alliance Capital and Bernstein, combined, bringing together Alliance Capital’s expertise in growth equity and corporate fixed income investing and its family of retail mutual funds, with Bernstein’s expertise in value equity and tax-exempt fixed income management and its Private Wealth Management and Bernstein Research Services businesses. For additional details about this business combination, see Note 2 to AB’s consolidated financial statements in Item 8.

As of December 31, 2014, the condensed ownership structure of AB is as follows (for a more complete description of our ownership structure, see “Principal Security Holders” in Item 12):

The General Partner owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including these general partnership interests, AXA, through certain of its subsidiaries (see “Principal Security Holders” in Item 12), had an approximate 62.7% economic interest in AB as of December 31, 2014.

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

In addition, AXA and its subsidiaries provide financial services, some of which compete with those we offer. The AB Partnership Agreement specifically allows AXA and its subsidiaries (other than the General Partner) to compete with AB and to exploit opportunities that may be available to us. AXA, AXA Financial, AXA Equitable and certain of their respective subsidiaries have substantially greater financial resources than we do and are not obligated to provide resources to us.

To grow our business, we must be able to compete effectively for AUM. Key competitive factors include:

•	our investment performance for clients;
•	our commitment to place the interests of our clients first;
•	the quality of our research;
•	our ability to attract, motivate and retain highly skilled, and often highly specialized, personnel;
•	the array of investment products we offer;
•	the fees we charge;
•	Morningstar/Lipper rankings for the AB Funds;
•	our operational effectiveness;
•	our ability to further develop and market our brand; and
•	our global presence.

Competition is an important risk that our business faces and should be considered along with the other risk factors we discuss in “Risk Factors” in Item 1A.

Available Information

AB and AB Holding file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to such reports, and other reports (and amendments thereto) required to comply with federal securities laws, including Section 16 beneficial ownership reports on Forms 3, 4 and 5, registration statements and proxy statements.  We maintain an Internet site (http://www.abglobal.com) where the public can view these reports, free of charge, as soon as reasonably practicable after each report is filed with, or furnished to, the SEC. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

W.P. Stewart

On December 12, 2013, we acquired WPS, an equity investment manager that managed, as of December 12, 2013, approximately $2.1 billion in U.S., Global and Europe, Australasia (Australia and New Zealand) and Far East (“EAFE”) concentrated growth equity strategies for its clients, primarily in the U.S. and Europe. On the date of the WPS Acquisition, each of approximately 4.9 million outstanding shares of WPS common stock (other than certain specified shares, as previously disclosed in Amendment No. 2 to Form S-4 filed by AB on November 8, 2013) was converted into the right to receive $12 per share and one transferable contingent value right (“CVRs”) entitling the holders to an additional $4 per share cash payment if the Assets Under Management (as such term is defined in the Contingent Value Rights Agreement (“CVR Agreement”) dated as of December 12, 2013, a copy of which we filed as Exhibit 4.01 (“Exhibit 4.01”) to our Form 10-K for the year ended December 31, 2013) in the acquired WPS investment services exceed $5 billion on or before December 12, 2016, subject to measurement procedures and limitations set forth in the CVR Agreement. The foregoing description of the CVR Agreement does not purport to be complete and is qualified in its entirety by the full text of the CVR Agreement included as Exhibit 4.01.

As of December 31, 2014, the Assets Under Management are approximately $2.6 billion.  As noted above, payment pursuant to the CVRs is triggered if Assets Under Management exceed $5 billion on or prior to December 12, 2016, subject to certain measurement procedures and limitations.  See the definition of AUM Milestone in Exhibit 4.01 for additional information regarding the circumstances that trigger payment pursuant to the CVRs.

Management has determined that the AUM Milestone did not occur during the fourth quarter of 2014.

Item 1A.	Risk Factors

Please consider this section along with the description of our business in Item 1, the competition section immediately above and AB’s financial information contained in Items 6, 7 and 8. The majority of the risk factors discussed below directly affect AB. These risk factors also affect AB Holding because AB Holding’s principal source of income and cash flow is attributable to its investment in AB. See also “Cautions Regarding Forward-Looking Statements” in Item 7.

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

We derive most of our revenues from investment advisory and services fees, which typically are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of the account and the total amount of assets we manage for a particular client. The value and composition of our AUM can be adversely affected by several factors, including:

•	Our Investment Performance. Our ability to achieve investment returns for clients that meet or exceed investment returns for comparable asset classes and competing investment services is a key consideration when clients decide to keep their assets with us or invest additional assets, and when a prospective client is deciding whether to invest with us. Poor investment performance, both in absolute terms and/or relative to peers and stated benchmarks, may result in clients withdrawing assets and in prospective clients choosing to invest with competitors.

•	Market Factors. Reductions in stock and/or bond prices, such as those we experienced at times during 2014, particularly during early October 2014 (largely due to investor anxiety over geopolitical and global economic factors, including the direction of interest rates), cause the value of our AUM to decrease and may cause our clients to redeem their investments, which would further reduce our AUM and revenues. Additionally, increases in interest rates, particularly if rapid, as well as uncertainty pertaining to the future direction of interest rates, likely would decrease the total return of many bond investments due to lower market valuations of existing bonds. These factors could have a significant adverse effect on our revenues and results of operations as our AUM in fixed income investments have become a larger component of our AUM.

•	Client Preferences. Generally, our clients may withdraw their assets at any time and on short notice. Also, changing market dynamics and investment trends, particularly with respect to sponsors of defined benefits plans choosing to invest in less risky investments, may reduce interest in some of the investment products we offer, and/or clients and prospects may seek investment products that we may not currently offer, such as retail money market funds. Loss of, or decreases in, AUM will reduce our investment actively managed advisory and services fees and revenues.

•	Investing Trends. Our fee rates vary significantly among the various investment products and services we offer to our clients. For example, we generally earn higher fees from assets invested in our actively-managed equity services than in our actively-managed fixed income services or passive services. Also, we often earn higher fees from global and international services than we do from U.S. services (see “Net Revenues” in Item 7 for additional information regarding our fee rates). If our clients choose to invest in actively managed fixed income services and/or passive services, which generally have lower fees, instead of actively managed equity services, which generally have higher fees, our investment advisory and services fees and revenues will decline.

•	Service Changes. We may be required to reduce our fee levels, restructure the fees we charge or adjust the services we offer to our clients because of, among other things, regulatory initiatives (whether industry-wide or specifically targeted), court decisions and competitive considerations. A reduction in fees would reduce our revenues.

A decrease in the value of our AUM, or a decrease in the amount of AUM we manage, or an adverse mix shift in our AUM, would adversely affect our investment advisory and services fees and revenues. A reduction in revenues, without a commensurate reduction in expenses, would adversely affect our results of operations.

Our reputation could suffer if we are unable to deliver consistent, competitive investment performance.

Our business is based on the trust and confidence of our clients. Damage to our reputation can reduce substantially our AUM and impair our ability to maintain or grow our business.

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

Standard & Poor’s Rating Service, Moody’s Investors Service, Inc. and Fitch Ratings each affirmed AB’s long-term and short-term credit ratings in 2014 and also affirmed its stable outlook.  Future changes in our credit ratings are possible and any downgrade to our ratings is likely to increase our borrowing costs and limit our access to the capital markets. If this occurs, we may be forced to incur unanticipated costs or revise our strategic plans, which could have a material adverse effect on our financial condition, results of operations and business prospects.

Our business is dependent on investment advisory agreements with clients, and selling and distribution agreements with various financial intermediaries and consultants, which, generally, are subject to termination or non-renewal on short notice.

We derive most of our revenues pursuant to written investment management agreements (or other arrangements) with institutional investors, mutual funds and private wealth clients, and selling and distribution agreements with financial intermediaries that distribute AB Funds. Generally, the investment management agreements (and other arrangements), including our agreements with AXA and its subsidiaries (our largest client), are terminable at any time or upon relatively short notice by either party. The investment management agreements pursuant to which we manage the U.S. Funds must be renewed and approved by the Funds’ boards of directors annually. A significant majority of the directors are independent. Consequently, there can be no assurance that the board of directors of each fund will approve the fund’s investment management agreement each year, or will not condition its approval on revised terms that may be adverse to us. In addition, investors in AB Funds can redeem their investments without notice. Any termination of, or failure to renew, a significant number of these agreements, or a significant increase in redemption rates, could have a material adverse effect on our results of operations and business prospects.

Similarly, the selling and distribution agreements with securities firms, brokers, banks and other financial intermediaries (including our agreement with UBS AG, with respect to which UBS AG was responsible for approximately 11% of our open-end AB Fund sales in 2014) are terminable by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of fund shares. These intermediaries generally offer their clients investment products that compete with our products. In addition, certain institutional investors rely on consultants to advise them about choosing an investment adviser and, in previous years, some of our equities services have not been considered among the best choices by consultants. As a result, a number of investment consultants advised their clients to move their assets invested with us to other investment advisers, which contributed to significant net outflows in such years. This trend may continue.

Also, our Private Wealth Services rely on referrals from financial planners, registered investment advisers and other professionals. We cannot be certain that we will continue to have access to, or receive referrals from, these third parties. Loss of such access or referrals could have a material adverse effect on our results of operations and business prospects.

We may be unable to continue to attract, motivate and retain key personnel, and the cost to retain key personnel could put pressure on our adjusted operating margin.

Our business depends on our ability to attract, motivate and retain highly skilled, and often highly specialized, technical, managerial and executive personnel; there is no assurance that we will be able to do so.

The market for qualified research analysts, portfolio managers, financial advisors, traders, executive officers and other professionals is extremely competitive and is characterized by frequent movement of these investment professionals among different firms. Portfolio managers, financial advisors and executive officers often maintain strong, personal relationships with investors in our products and other members of the business community so their departure may cause us to lose client accounts or result in fewer opportunities to win new business, either of which could have a material adverse effect on our results of operations and business prospects.

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

Performance-based fee arrangements with our clients cause greater fluctuations in our net revenues.

We sometimes charge our clients performance-based fees, whereby we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether in absolute terms or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve the performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired.

We are eligible to earn performance-based fees on approximately 10% of the assets we manage for institutional clients, approximately 4% of the assets we manage for private wealth clients and approximately 1% of the assets we manage for retail clients (in total, approximately 6% of our AUM). If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. Our performance-based fees in 2014, 2013 and 2012 were $53.2 million, $53.6 million and $66.6 million (including $39.6 million pertaining to winding up the Public-Private Investment Program (“PPIP”) fund we managed; see “Net Revenues” in Item 7), respectively.

An impairment of goodwill may occur.

Determining whether an impairment of the goodwill asset exists requires management to exercise significant judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and market conditions deteriorate, or if we experience significant net redemptions, our AUM, revenues, profitability and unit price may be adversely affected. Although the price of an AB Holding Unit is just one factor in the calculation of fair value, if current AB Holding Unit price levels decline significantly, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. In addition, control premiums, industry earnings multiples and discount rates are impacted by economic conditions. As a result, subsequent impairment tests may occur more frequently and be based on more negative assumptions and future cash flow projections, and may result in an impairment of goodwill. An impairment may result in a material charge to our earnings. For additional information about our impairment testing, see Item 7.

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

Acquisitions also pose the risk that any business we acquire may lose customers or employees or could underperform relative to expectations. Additionally, the acquisition of investment personnel poses the risk that we may lose the AUM we expected to manage, which could adversely affect our results of operations. Furthermore, strategic transactions may require us to increase our leverage or, if we issue AB Units or AB Holding Units to fund an acquisition, would dilute the holdings of our existing Unitholders.

Because many of our subsidiary operations are located outside of the United States and have functional currencies other than the U.S. dollar, changes in exchange rates to the U.S. dollar affect our reported financial results from one period to the next.

Although significant portions of our net revenues and expenses, as well as our AUM, presently are derived from the United States, we have subsidiaries outside of the United States with functional currencies other than the U.S. dollar. As a result, fluctuations in exchange rates to the U.S. dollar affect our reported financial results from one period to the next. For example, the recent significant appreciation in the value of the U.S. dollar has reduced the value of our revenues generated in other currencies. We may not be successful in our efforts to hedge our exposure to such fluctuations, which could have a negative effect on our reported financial results.

Our seed capital investments are subject to market risk. While we enter into various futures, forward and swap contracts to economically hedge many of these investments, we also may be exposed to market risk and credit-related losses in the event of non-performance by counterparties to these derivative instruments.

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

The revenues generated by Bernstein Research Services may be adversely affected by circumstances beyond our control, including declines in brokerage transaction rates and declines in global market volumes.

Electronic, or “low-touch”, trading approaches represent a significant percentage of buy-side trading activity and produce transaction fees for execution-only services that are a small fraction of traditional full service fee rates. As a result, blended pricing for the industry and SCB is lower now than it was historically, and price declines may continue. In addition, fee rates charged by SCB and other brokers for traditional brokerage services have historically experienced price pressure, and we expect these trends to continue. Also, while increases in transaction volume and market share often can offset decreases in rates, this may not continue. For example, global market volumes have declined in recent years, and we expect this may continue, especially considering recent increases in passive investing.

The individuals, counterparties or issuers on whom we rely to perform services for us or our clients may be unable or unwilling to honor their contractual obligations to us.

We rely on various third party counterparties and other vendors to fulfill their obligations to us, whether specified by contract, course of dealing or otherwise. Default rates, downgrades and disputes with counterparties as to the valuation of collateral increase significantly in times of market stress. Furthermore, disruptions in the financial markets and other economic challenges, like those presented by market volatility in October 2014, may cause our counterparties and other vendors to experience significant cash flow problems or even render them insolvent, which may expose us to significant costs.

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

We use quantitative models in a variety of our investment services, generally in combination with fundamental research. Our quantitative models are validated by senior quantitative professionals. We have a Model Risk Working Group to formalize and oversee a quantitative model governance framework, including minimum validation standards. However, due to the complexity of such models, it is possible that errors in the models could exist and our controls could fail to detect such errors. Failure to detect errors could result in client losses and damage to our reputation.

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

We have procedures and controls that are designed to identify and mitigate conflicts of interest, including those designed to prevent the improper sharing of information. However, appropriately managing conflicts of interest is complex. Our reputation could be damaged and the willingness of clients to enter into transactions in which such a conflict might arise may be affected if we fail, or appear to fail, to deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions.

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

Technology failures can significantly constrain our operations and result in significant time and expense to remediate, whether caused by “cyber attack”, another type of security breach or inadvertent system error.

We are highly dependent on software and related technologies throughout our business, including both proprietary systems and those provided by outside vendors. We use our technology to, among other things, obtain securities pricing information, process client transactions, and provide reports and other services to our clients. Although we take protective measures, including measures to effectively secure information through system security technology and established and tested business continuity plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war (cyber or conventional) and third-party failures. We cannot predict with certainty all of the adverse effects that could result from our failure, or the failure of a third party, to efficiently address and resolve these delays and interruptions. These adverse effects could include the inability to perform critical business functions or failure to comply with financial reporting and other regulatory requirements, which could lead to loss of client confidence, reputational damage, exposure to disciplinary action and liability to our clients. Accordingly, potential system failures and the cost necessary to correct those failures could have a material adverse effect on our results of operations and business prospects.

In addition, we could be subject to losses if we fail to properly safeguard sensitive and confidential information. As part of our normal operations, we maintain and transmit confidential information about our clients as well as proprietary information relating to our business operations. Although we take protective measures, our systems still could be vulnerable to cyber attack or other forms of unauthorized access (including computer viruses) that have a security impact, such as an authorized employee or vendor inadvertently or intentionally causing us to release confidential or proprietary information. Such disclosure could, among other things, allow competitors access to our proprietary business information and require significant time and expense to investigate and remediate the breach. Moreover, loss of confidential client information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenues.

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

Virtually all aspects of our business are subject to federal and state laws and regulations, rules of securities regulators and exchanges, and laws and regulations in the foreign jurisdictions in which our subsidiaries conduct business. If we violate these laws or regulations, we could be subject to civil liability, criminal liability or sanction, including restriction or revocation of our and our subsidiaries’ professional licenses or registrations, revocation of the licenses of our employees, censures, fines, or temporary suspension or permanent bar from conducting business. Any such liability or sanction could have a material adverse effect on our financial condition, results of operations and business prospects. A regulatory proceeding, even if it does not result in a finding of wrongdoing or sanction, could require substantial expenditures of time and money and could potentially damage our reputation.

Moreover, regulators sometimes change their policies or laws in a manner that may make compliance more expensive and/or restrict or otherwise impede our ability to register, market and distribute our investment products.

Also, the Financial Supervisory Commission in Taiwan (“FSC”) has approved new limits on the degree to which local investors can own an offshore investment product, which limits are effective January 1, 2016.  While certain exemptions may be available to us, should we not qualify, the FSC’s new rules could force some of our local resident investors to redeem their investments in our funds sold in Taiwan (and/or prevent further sales of those funds in Taiwan), some of which funds have local ownership levels substantially above the new FSC limits. This may lead to significant declines in our investment advisory and services fees and revenues earned from these funds.

In addition, there is uncertainty associated with the regulatory environments in which we operate, including uncertainty created by the enactment and ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) and regulations currently under consideration by the European Securities and Markets Authority, including Markets in Financial Instruments Directive II (“MiFID II”). Both the Dodd-Frank Act and MiFID II may impose additional restrictions and limitations on our business.

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

We compete on the basis of a number of factors, including our investment performance for our clients, our array of investment services, innovation, reputation and price. By having a global presence, we may face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to expand. Furthermore, if we are unable to maintain and/or continue to improve our investment performance, our client flows may be adversely affected, which may make it more difficult for us to compete effectively.

Also, increased competition could reduce the demand for our products and services, which could have a material adverse effect on our financial condition, results of operations and business prospects. For additional information regarding competitive factors, see “Competition” in Item 1.

Structure-related Risks

The partnership structure of AB Holding and AB limits Unitholders’ abilities to influence the management and operation of AB’s business and is highly likely to prevent a change in control of AB Holding and AB.

The General Partner, as general partner of both AB Holding and AB, generally has the exclusive right and full authority and responsibility to manage, conduct, control and operate their respective businesses, except as otherwise expressly stated in their respective Amended and Restated Agreements of Limited Partnership. AB Holding and AB Unitholders have more limited voting rights on matters affecting AB than do holders of common stock in a corporation. Both Amended and Restated Agreements of Limited Partnership provide that Unitholders do not have any right to vote for directors of the General Partner and that Unitholders only can vote on certain extraordinary matters (including removal of the General Partner under certain extraordinary circumstances). Additionally, the AB Partnership Agreement includes significant restrictions on transfers of AB Units and provisions that have the practical effect of preventing the removal of the General Partner, which provisions are highly likely to prevent a change in control of AB’s management.

AB Units are illiquid and subject to significant transfer restrictions.

There is no public trading market for AB Units and AB does not anticipate that a public trading market will develop. The AB Partnership Agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer which may cause AB to be classified as a “publicly traded partnership” (“PTP”) as defined in Section 7704 of the Internal Revenue Code of 1986, as amended (“Code”), shall be deemed void and shall not be recognized by AB. In addition, AB Units are subject to significant restrictions on transfer, such as obtaining the written consent of AXA Equitable and the General Partner pursuant to the AB Partnership Agreement. Generally, neither AXA Equitable nor the General Partner will permit any transfer that it believes would create a risk that AB would be treated as a corporation for tax purposes. AXA Equitable and the General Partner have implemented a transfer program that requires a seller to locate a purchaser and imposes annual volume restrictions on transfers. You may request a copy of the transfer program from our Corporate Secretary (corporate_secretary@abglobal.com). Also, we have filed the transfer program as Exhibit 10.06 to this Form 10-K.

Changes in the partnership structure of AB Holding and AB and/or changes in the tax law governing partnerships would have significant tax ramifications.

AB Holding, having elected under Section 7704(g) of the Code to be subject to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business, is a “grandfathered” PTP for federal income tax purposes. AB Holding is also subject to the 4.0% New York City unincorporated business tax (“UBT”), net of credits for UBT paid by AB. In order to preserve AB Holding’s status as a “grandfathered” PTP for federal income tax purposes, management ensures that AB Holding does not directly or indirectly (through AB) enter into a substantial new line of business. A “new line of business” includes any business that is not closely related to AB’s historical business of providing research and diversified investment management and related services to its clients. A new line of business is “substantial” when a partnership derives more than 15% of its gross income from, or uses more than 15% of its total assets in, the new line of business.

AB is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, AB is subject to the 4.0% UBT. Domestic corporate subsidiaries of AB, which are subject to federal, state and local income taxes, generally are included in the filing of a consolidated federal income tax return with separate state and local income tax returns being filed. Foreign corporate subsidiaries generally are subject to taxes in the foreign jurisdiction where they are located. If our business increasingly operates in countries other than the U.S., AB’s effective tax rate will increase over time because our international subsidiaries are subject to corporate taxes in the jurisdictions where they are located.

In order to preserve AB’s status as a private partnership for federal income tax purposes, AB Units must not be considered publicly traded. If such units were considered readily tradable, AB would be subject to federal and state corporate income tax on its net income. Furthermore, as noted above, should AB enter into a substantial new line of business, AB Holding, by virtue of its ownership of AB, would lose its status as a grandfathered PTP and would become subject to corporate income tax as set forth above. For information about the significant restrictions on transfer of AB Units, see the risk factor immediately above.

In addition, recent decisions by members of Congress and their staffs regarding the need for fundamental tax reform and possible tax law changes to raise additional revenue have included suggestions that all large partnerships (which would include both AB and AB Holding) be taxed as corporations. However, we cannot predict whether, or in what form, tax legislation will be proposed in the future and are unable to determine what effect any new legislation might have on us. If AB Holding and AB were to lose their federal tax status as partnerships, they would be subject to corporate income tax, which would reduce materially their net income and quarterly distributions to Unitholders.

Item 1B.	Unresolved Staff Comments

Neither AB nor AB Holding has unresolved comments from the staff of the SEC to report.

Item 2.	Properties

Our principal executive offices at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease expiring in 2019 with options to extend to 2029 (for more information regarding this lease, see Exhibit 10.07 to this Form 10-K). At this location, we currently lease 1,033,984 square feet of space, within which we currently occupy approximately 629,258 square feet of space and have sub-let approximately 404,726 square feet of space. We also lease space at two other locations in New York City; we acquired one of these leases in connection with the WPS Acquisition.

In addition, we lease approximately 263,083 square feet of space at One North Lexington, White Plains, New York under a lease expiring in 2021 with options to extend to 2031. At this location, we currently occupy approximately 102,751 square feet of space and have sub-let (or are seeking to sub-let) approximately 160,332 square feet of space.

AllianceBernstein Investments and AllianceBernstein Investor Services lease 92,067 square feet of space in San Antonio, Texas under a lease expiring in 2019 with options to extend to 2029.  At this location, we currently occupy approximately 59,004 square feet of space and have sub-let approximately 33,063 square feet of space.

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

During the first quarter of 2012, we received a legal letter of claim (“Letter of Claim”) sent on behalf of Philips Pension Trustees Limited and Philips Electronics UK Limited (“Philips”), a former pension fund client, alleging that AllianceBernstein Limited (one of our subsidiaries organized in the U.K.) was negligent and failed to meet certain applicable standards of care with respect to the initial investment in, and management of, a £500 million portfolio of U.S. mortgage-backed securities. The alleged damages range between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. On January 2, 2014, Philips filed a claim form (“Claim”) in the High Court of Justice in London, England, which formally commenced litigation with respect to the allegations in the Letter of Claim.

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

In management’s opinion, an adequate accrual has been made as of December 31, 2014 to provide for any probable losses regarding any litigation matters for which we can reasonably estimate an amount of loss. It is reasonably possible that we could incur additional losses pertaining to these matters, but currently we cannot estimate any such additional losses.

Management, after consultation with legal counsel, currently believes that the outcome of any matter that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations, financial condition or liquidity. However,  any inquiry, proceeding or litigation has the element of uncertainty; management cannot determine whether further developments relating to any matter that is pending or threatened, or all of them combined, will have a material adverse effect on our results of operations, financial condition or liquidity in any future reporting period.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for AB Holding Units and AB Units; Cash Distributions

AB Holding Units are listed on the NYSE and trade publicly under the ticker symbol “AB”. There is no established public trading market for AB Units, which are subject to significant restrictions on transfer.  For information about these transfer restrictions, see “Structure-related Risks” in Item 1A.

AB Holding’s principal source of income and cash flow is attributable to its limited partnership interests in AB.

Each of AB Holding and AB distributes on a quarterly basis all of its Available Cash Flow, as defined in the AB Holding Partnership Agreement and the AB Partnership Agreement, to its Unitholders and the General Partner. For additional information concerning distribution of Available Cash Flow by AB Holding, see Note 2 to AB Holding’s financial statements in Item 8. For additional information concerning distribution of Available Cash Flow by AB, see Note 2 to AB’s consolidated financial statements in Item 8.

The distributions of Available Cash Flow made by AB and AB Holding during 2014 and 2013 and the high and low sale prices of AB Holding Units reflected on the NYSE composite transaction tape during 2014 and 2013 are as follows:

	Quarters Ended 2014
	December 31	September 30	June 30	March 31	Total

Cash distributions per AB Unit(1)	$0.63	$0.51	$0.50	$0.44	$2.08
Cash distributions per AB Holding Unit(1)	$0.57	$0.45	$0.45	$0.39	$1.86
AB Holding Unit prices:
High	$27.39	$28.18	$26.69	$26.00
Low	$22.40	$25.00	$22.71	$20.98

	Quarters Ended 2013
	December 31	September 30	June 30	March 31	Total

Cash distributions per AB Unit(1)	$0.66	$0.46	$0.44	$0.41	$1.97
Cash distributions per AB Holding Unit(1)	$0.60	$0.40	$0.41	$0.38	$1.79
AB Holding Unit prices:
High	$23.00	$23.25	$27.38	$23.25
Low	$19.50	$18.77	$20.05	$17.65

(1)	Declared and paid during the following quarter.

On December 31, 2014, the closing price of an AB Holding Unit on the NYSE was $25.83 per Unit and there were 957 AB Holding Unitholders of record for approximately 80,000 beneficial owners. On December 31, 2014, there were 417 AB Unitholders of record, and we do not believe there are substantial additional beneficial owners.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not engage in any unregistered sales of our securities during the years ended December 31, 2014, 2013 and 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Each quarter, since the third quarter of 2011, AB has implemented plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Exchange Act. The plan adopted during the fourth quarter of 2014 expired at the close of business on February 11, 2015.  AB may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm’s incentive compensation award program and for other corporate purposes. For additional information about Rule 10b5-1 plans, see “Units Outstanding” in Item 7.

AB Holding Units bought by us or one of our affiliates during the fourth quarter of 2014 are as follows:

Issuer Purchases of Equity Securities
	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs

Period
10/1/14-10/31/14(1)(2)	119,632	$23.71	—	—
11/1/14-11/30/14	—	—	—	—
12/1/14-12/31/14(1)(3)	3,212,767	26.33	—	—
Total	3,332,399	$26.23	—	—

(1)	During the fourth quarter of 2014, we purchased from employees 3,035,519 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.
(2)	During October 2014, we purchased 119,500 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan, which plan was adopted on July 31, 2014 and expired on October 22, 2014, to help fund anticipated obligations under our incentive compensation award program.
(3)	During December 2014, we purchased 177,380 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan, which plan was adopted on October 24, 2014 and expired on February 11, 2015, to help fund anticipated obligations under our incentive compensation award program.

AB Units bought by us or one of our affiliates during the fourth quarter of 2014 are as follows:

Issuer Purchases of Equity Securities

	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs

Period
10/1/14-10/31/14	—	$—	—	—
11/1/14-11/30/14(1)	6,703	26.61	—	—
12/1/14-12/31/14	—	—	—	—
Total	6,703	$26.61	—	—

(1)	On November 21, 2014, we purchased 6,703 AB Units in private transactions.

Item 6.	Selected Financial Data

AllianceBernstein Holding L.P.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per unit amounts)
INCOME STATEMENT DATA:
Equity in net income (loss) attributable to AB Unitholders	$203,277	$185,912	$70,807	$(65,581)	$162,217
Income taxes	22,463	20,410	19,722	27,687	28,059
Net income (loss)	$180,814	$165,502	$51,085	$(93,268)	$134,158
Basic net income (loss) per unit	$1.87	$1.72	$0.51	$(0.90)	$1.33
Diluted net income (loss) per unit	$1.86	$1.71	$0.51	$(0.90)	$1.32
CASH DISTRIBUTIONS PER UNIT(1)	$1.86	$1.79	$1.23	$1.14	$1.31
BALANCE SHEET DATA AT PERIOD END:
Total assets	$1,627,892	$1,533,654	$1,566,493	$1,628,984	$1,788,496
Partners’ capital	$1,627,510	$1,532,878	$1,560,082	$1,626,173	$1,787,110

(1)	AB Holding is required to distribute all of its Available Cash Flow, as defined in the AB Holding Partnership Agreement, to its Unitholders; 2014 and 2013 distributions reflect the impact of AB’s non-GAAP adjustments; 2012 distributions exclude the impact of AB’s $207.0 million non-cash real estate charges recorded in the third and fourth quarters of 2012; 2011 distributions exclude the impact of AB’s $587.1 million one-time, non-cash long-term incentive compensation charge.

AllianceBernstein L.P.

Selected Consolidated Financial Data

	Years Ended December 31,
	2014	2013(1)	2012(1)	2011(1)	2010(1)
	(in thousands, except per unit amounts and unless otherwise indicated)
INCOME STATEMENT DATA:
Revenues:
Investment advisory and services fees	$1,958,250	$1,849,105	$1,764,475	$1,907,318	$2,041,264
Bernstein research services	482,538	445,083	413,707	437,414	430,521
Distribution revenues	444,970	465,424	409,488	360,722	349,025
Dividend and interest income	22,322	19,962	21,286	21,499	22,902
Investment gains (losses)	(9,076)	33,339	29,202	(82,081)	(1,410)
Other revenues	108,788	105,058	101,801	107,569	109,803
Total revenues	3,007,792	2,917,971	2,739,959	2,752,441	2,952,105
Less: interest expense	2,426	2,924	3,222	2,550	3,548
Net revenues	3,005,366	2,915,047	2,736,737	2,749,891	2,948,557

Expenses:
Employee compensation and benefits:
Employee compensation and benefits	1,265,664	1,212,011	1,168,645	1,246,898	1,320,495
Long-term incentive compensation charge	—	—	—	587,131	—
Promotion and servicing:
Distribution-related payments	413,054	426,824	370,865	306,368	289,456
Amortization of deferred sales commissions	41,508	41,279	40,262	37,675	47,397
Other	224,576	204,568	198,416	215,513	191,042
General and administrative:
General and administrative	426,960	423,043	507,682	532,896	516,014
Real estate charges	52	28,424	223,038	7,235	101,698
Contingent payment arrangements	(2,782)	(10,174)	682	682	171
Interest on borrowings	2,797	2,962	3,429	2,545	2,078
Amortization of intangible assets	24,916	21,859	21,353	21,417	21,344
Total expenses	2,396,745	2,350,796	2,534,372	2,958,360	2,489,695
Operating income (loss)	608,621	564,251	202,365	(208,469)	458,862
Non-operating income	—	—	—	—	6,760
Income (loss) before income taxes	608,621	564,251	202,365	(208,469)	465,622
Income taxes	37,782	36,829	13,764	3,098	38,523
Net income (loss)	570,839	527,422	188,601	(211,567)	427,099
Net income (loss) of consolidated entities attributable to non-controlling interests	456	9,746	(315)	(36,799)	(15,320)
Net income (loss) attributable to AB Unitholders	$570,383	$517,676	$188,916	$(174,768)	$442,419
Basic net income (loss) per AB Unit	$2.10	$1.89	$0.67	$(0.62)	$1.59
Diluted net income (loss) per AB Unit	$2.09	$1.88	$0.67	$(0.62)	$1.58
Operating margin(2)	20.2%	19.0%	7.4%	n/m	16.1%
CASH DISTRIBUTIONS PER AB UNIT(3)	$2.08	$1.97	$1.36	$1.38	$1.58
BALANCE SHEET DATA AT PERIOD END:
Total assets	$7,378,453	$7,385,851	$8,115,050	$7,708,389	$7,580,315
Debt	$488,988	$268,398	$323,163	$444,903	$224,991
Total capital	$4,115,861	$4,069,726	$3,803,268	$4,029,487	$4,495,356
ASSETS UNDER MANAGEMENT AT PERIOD END (in millions)	$474,027	$450,411	$430,017	$405,897	$478,019

(1)	Certain prior-year amounts have been reclassified to conform to our 2014 presentation See Note 2 to AB’s consolidated financial statements in Item 8 for a discussion of reclassifications.
(2)	Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.
(3)	AB is required to distribute all of its Available Cash Flow, as defined in the AB Partnership Agreement, to its Unitholders and the General Partner; 2014 and 2013 distributions reflect the impact of non-GAAP adjustments; 2012 distributions exclude a total of $207.0 million of non-cash real estate charges recorded in the third and fourth quarters of 2012; 2011 distributions exclude the $587.1 million one-time, non-cash long-term incentive compensation charge.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Percentage change figures are calculated using assets under management rounded to the nearest million and financial statement amounts rounded to the nearest thousand.

Executive Overview

Our total assets under management (“AUM”) as of December 31, 2014 were $474.0 billion, up $23.6 billion, or 5.2%, during 2014. The increase in AUM was driven by market appreciation of $17.2 billion and net inflows of $5.1 billion (Institutional inflows of $5.5 billion and Private Wealth Management inflows of $0.1 billion, offset by Retail outflows of $0.5 billion).
Institutional AUM increased $11.0 billion, or 4.9%, to $237.0 billion during 2014, primarily due to market appreciation of $6.2 billion and net inflows of $5.5 billion, offset by our AUM adjustment of $1.1 billion (to exclude AUM for which we provide administrative services but not investment management services). Redemptions and terminations decreased $7.8 billion, or 42.0%, from $18.5 billion in 2013 to $10.7 billion in 2014. However, gross sales decreased $1.0 billion, or 4.1%, from $24.9 billion to $23.9 billion.
Retail AUM increased $8.5 billion, or 5.6%, to $161.5 billion during 2014, primarily due to market appreciation of $7.1 billion and $2.8 billion of new assets from acquisitions, offset by net outflows of $0.5 billion and our AUM adjustment of $0.5 billion (to exclude AUM consisting of seed capital invested in Retail funds for which we do not charge an investment management fee). Redemptions and terminations decreased $12.6 billion, or 25.3%, from $50.1 billion in 2013 to $37.5 billion in 2014. However, gross sales decreased $7.0 billion, or 14.4%, from $49.1 billion to $42.1 billion.
Private Wealth Management AUM increased $4.1 billion, or 5.7%, to $75.5 billion during 2014, primarily due to market appreciation of $3.9 billion and net inflows of $0.1 billion. Gross sales increased $0.1 billion, or 2.5%, from $6.4 billion in 2013 to $6.5 billion in 2014. Additionally, redemptions and terminations decreased $3.0 billion, or 34.5%, from $8.5 billion to $5.5 billion.
Bernstein Research Services revenue increased $37.4 million, or 8.4%, to $482.5 million in 2014, as a result of strong growth across all regions and trading services.
Our 2014 revenues increased $90.4 million, or 3.1%, to $3.0 billion from $2.9 billion in 2013. The most significant contributors to the increase were higher base advisory fees of $109.5 million and higher Bernstein Research Services revenue of $37.4 million, offset by lower investment gains and losses of $42.3 million and lower distribution revenues of $20.4 million. Our operating expenses of $2.4 billion in 2014 increased $46.0 million, or 2.0%. The increase was primarily due to higher employee compensation and benefits expenses of $53.7 million and higher other promotion and servicing expenses of $20.0 million, offset by lower real estate charges of $28.3 million. Our operating income increased $44.4 million, or 7.9%, to $608.6 million from $564.2 million in 2013 and our operating margin increased from 19.0% (24.1% on an adjusted basis) in 2013 to 20.2% (24.2% on an adjusted basis) in 2014.

AB Holding

AB Holding’s principal source of income and cash flow is attributable to its investment in AB Units. The AB Holding financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AB.

Results of Operations

	Years Ended December 31,			% Change
	2014	2013	2012	2014-13	2013-12
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$570,383	$517,676	$188,916	10.2%	174.0%
Weighted average equity ownership interest	35.6%	35.9%	37.5%
Equity in net income attributable to AB Unitholders	$203,277	$185,912	$70,807	9.3	162.6
Income taxes	22,463	20,410	19,722	10.1	3.5
Net income of AB Holding	$180,814	$165,502	$51,085	9.3	224.0
Diluted net income per AB Holding Unit	$1.86	$1.71	$0.51	8.8	235.3
Distributions per AB Holding Unit (1)	$1.86	$1.79	$1.23	3.9	45.5

(1)	2014 and 2013 distributions reflect the impact of AB’s non-GAAP adjustments; 2012 distributions exclude the impact of AB’s $207.0 million non-cash real estate charges recorded in the third and fourth quarters of 2012.

AB Holding had net income of $180.8 million in 2014 as compared to $165.5 million in 2013. The increase reflects higher net income attributable to AB Unitholders. AB Holding had net income of $165.5 million in 2013 as compared to $51.1 million in 2012. The increase reflects higher net income attributable to AB Unitholders, primarily resulting from lower real estate charges in 2013.

AB Holding’s income taxes represent a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business. AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income tax is computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by AB Holding’s ownership interest in AB (adjusted for AB Holding Units owned by AB’s consolidated rabbi trust), multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 11.1% in 2014, 11.0% in 2013 and 27.9% in 2012. See Note 6 to AB Holding’s financial statements in Item 8 for a further description.

As supplemental information, AB provides the performance measures “adjusted net revenues”, “adjusted operating income” and “adjusted operating margin”, which are the principal metrics management uses in evaluating and comparing the period-to-period operating performance of AB. Such measures are not based on generally accepted accounting principles (“non-GAAP measures”). These non-GAAP measures are provided in addition to, and not as substitutes for, net revenues, operating income and operating margin, and they may not be comparable to non-GAAP measures presented by other companies. Management uses both the GAAP and non-GAAP measures in evaluating the company’s financial performance. The non-GAAP measures alone may pose limitations because they do not include all of AB’s revenues and expenses. See “Management Operating Metrics” in this Item 7.

The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit are as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except per unit amounts)

AB non-GAAP adjustments, before taxes	$(665)	$20,552	$221,530
Income tax credit (expense) on non-GAAP adjustments	610	(1,514)	(11,576)
AB non-GAAP adjustments, after taxes	(55)	19,038	209,954
AB Holding’s weighted average equity ownership interest in AB	35.6%	35.9%	37.5%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$(20)	$6,837	$78,692

Net income - diluted, GAAP basis	$182,350	$166,668	$51,085
Impact on AB Holding’s net income of AB non-GAAP adjustments	(20)	6,837	78,692
Adjusted net income - diluted	$182,330	$173,505	$129,777

Diluted net income per AB Holding Unit, GAAP basis	$1.86	$1.71	$0.51
Impact of AB non-GAAP adjustments	—	0.07	0.77
Adjusted diluted net income per AB Holding Unit	$1.86	$1.78	$1.28

The impact on AB Holding’s net income of AB’s non-GAAP adjustments reflects AB Holding’s share (based on its ownership percentage of AB over the applicable period) of AB’s non-GAAP adjustments to its net income.

Proposed Tax Legislation

For a discussion of proposed tax legislation, see “Risk Factors” in Item 1A.

Capital Resources and Liquidity

During the year ended December 31, 2014, net cash provided by operating activities was $180.9 million, compared to $155.5 million during the corresponding 2013 period. The increase was primarily due to higher cash distributions received from AB of $37.6 million, offset by a decrease in working capital of $10.1 million. During the year ended December 31, 2013, net cash provided by operating activities was $155.5 million, compared to $99.9 million during the corresponding 2012 period. The increase was primarily due to higher cash distributions received from AB of $45.4 million.

During the years ended December 31, 2014, 2013 and 2012, net cash used in investing activities was $19.0 million, $29.2 million and $11.6 million, respectively, reflecting investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units (in 2014 and 2013) and from cash distributions paid to the AB consolidated rabbi trust (in 2013 and 2012).

During the year ended December 31, 2014, net cash used in financing activities was $162.0 million, compared to $126.2 million during the corresponding 2013 period. The increase was primarily due to higher cash distributions paid to Unitholders of $39.8 million. During the year ended December 31, 2013, net cash used in financing activities was $126.2 million, compared to $88.3 million during the corresponding 2012 period. The increase was primarily due to higher cash distributions paid to Unitholders of $54.6 million, offset by proceeds from the exercise of compensatory options to buy AB Holding Units of $15.1 million in 2013.

Management believes that the cash flow realized from its investment in AB will provide AB Holding with the resources to meet its financial obligations.

Cash Distributions

AB Holding is required to distribute all of its Available Cash Flow, as defined in the AB Holding Partnership Agreement, to its Unitholders (including the General Partner). Since the third quarter of 2012, Available Cash Flow has been the adjusted diluted net income per unit for the quarter multiplied by the number of units outstanding at the end of the quarter. Management anticipates that Available Cash Flow will continue to be based on adjusted diluted net income per unit, unless management determines that one or more of the non-GAAP adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation. See Note 2 to AB Holding’s financial statements in Item 8 for a description of Available Cash Flow.

Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 7 to AB Holding’s financial statements in Item 8.

AB

Assets Under Management

Assets under management by distribution channel are as follows:

	As of December 31,			% Change
	2014	2013	2012	2014-13	2013-12
	(in billions)

Institutions	$237.0	$226.0	$219.8	4.9%	2.8%
Retail	161.5	153.0	144.4	5.6	6.0
Private Wealth Management	75.5	71.4	65.8	5.7	8.5
Total	$474.0	$450.4	$430.0	5.2	4.7

Assets under management by investment service are as follows:

	As of December 31,			% Change
	2014	2013	2012	2014-13	2013-12
	(in billions)
Equity
Actively Managed	$112.5	$107.8	$95.4	4.3%	13.0%
Passively Managed (1)	50.4	49.3	40.3	2.4	22.4
Total Equity	162.9	157.1	135.7	3.7	15.8

Fixed Income
Actively Managed
Taxable	219.4	211.0	224.0	4.0	(5.8)
Tax-exempt	31.6	28.7	30.8	10.2	(6.6)
	251.0	239.7	254.8	4.8	(5.9)
Passively Managed (1)	10.1	9.3	7.9	7.7	18.2
Total Fixed Income	261.1	249.0	262.7	4.9	(5.2)

Other (2)	50.0	44.3	31.6	12.7	40.0
Total	$474.0	$450.4	$430.0	5.2	4.7

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services and certain alternative investments.

Changes in assets under management during 2014 and 2013 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)

Balance as of December 31, 2013	$226.0	$153.0	$71.4	$450.4
Long-term flows:
Sales/new accounts	23.9	42.1	6.5	72.5
Redemptions/terminations	(10.7)	(37.5)	(5.5)	(53.7)
Cash flow/unreinvested dividends	(7.7)	(5.1)	(0.9)	(13.7)
Net long-term inflows (outflows)	5.5	(0.5)	0.1	5.1
Acquisitions	0.1	2.8	—	2.9
Transfers	0.3	(0.4)	0.1	—
AUM adjustment(3)	(1.1)	(0.5)	—	(1.6)
Market appreciation	6.2	7.1	3.9	17.2
Net change	11.0	8.5	4.1	23.6
Balance as of December 31, 2014	$237.0	$161.5	$75.5	$474.0

Balance as of December 31, 2012	$219.8	$144.4	$65.8	$430.0
Long-term flows:
Sales/new accounts	24.9	49.1	6.4	80.4
Redemptions/terminations	(18.5)	(50.1)	(8.5)	(77.1)
Cash flow/unreinvested dividends	(7.4)	(6.5)	(1.7)	(15.6)
Net long-term (outflows) inflows	(1.0)	(7.5)	(3.8)	(12.3)
Acquisitions	0.3	0.7	1.1	2.1
Market appreciation	6.9	15.4	8.3	30.6
Net change	6.2	8.6	5.6	20.4
Balance as of December 31, 2013	$226.0	$153.0	$71.4	$450.4

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)

Balance as of December 31, 2013	$107.8	$49.3	$211.0	$28.7	$9.3	$44.3	$450.4
Long-term flows:
Sales/new accounts	15.2	1.7	43.3	4.6	0.6	7.1	72.5
Redemptions/terminations	(14.9)	(1.0)	(29.4)	(3.4)	(0.7)	(4.3)	(53.7)
Cash flow/unreinvested dividends	(5.0)	(3.4)	(7.4)	0.1	0.6	1.4	(13.7)
Net long-term (outflows) inflows	(4.7)	(2.7)	6.5	1.3	0.5	4.2	5.1
Acquisitions	2.9	—	—	—	—	—	2.9
AUM adjustment(3)	(0.1)	—	(1.4)	—	—	(0.1)	(1.6)
Market appreciation	6.6	3.8	3.3	1.6	0.3	1.6	17.2
Net change	4.7	1.1	8.4	2.9	0.8	5.7	23.6
Balance as of December 31, 2014	$112.5	$50.4	$219.4	$31.6	$10.1	$50.0	$474.0

Balance as of December 31, 2012	$95.4	$40.3	$224.0	$30.8	$7.9	$31.6	$430.0
Long-term flows:
Sales/new accounts	15.9	3.4	49.5	4.9	1.4	5.3	80.4
Redemptions/terminations	(22.4)	(0.7)	(46.9)	(5.1)	(0.7)	(1.3)	(77.1)
Cash flow/unreinvested dividends	(6.0)	(4.7)	(7.9)	(1.4)	0.9	3.5	(15.6)
Net long-term (outflows) inflows	(12.5)	(2.0)	(5.3)	(1.6)	1.6	7.5	(12.3)
Acquisitions	2.1	—	—	—	—	—	2.1
Market appreciation (depreciation)	22.8	11.0	(7.7)	(0.5)	(0.2)	5.2	30.6
Net change	12.4	9.0	(13.0)	(2.1)	1.4	12.7	20.4
Balance as of December 31, 2013	$107.8	$49.3	$211.0	$28.7	$9.3	$44.3	$450.4

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services and certain alternative investments.
(3)	Excludes Institutional assets for which we provide administrative services but not investment management services and seed capital invested in Retail funds for which we do not charge an investment management fee from AUM.

Average assets under management by distribution channel and investment service are as follows:
	Years Ended December 31,			% Change
	2014	2013	2012	2014-13	2013-12
	(in billions)
Distribution Channel:
Institutions	$234.3	$225.4	$218.9	4.0%	2.9%
Retail	159.6	149.4	128.2	6.8	16.5
Private Wealth Management	73.6	67.9	68.9	8.4	(1.3)
Total	$467.5	$442.7	$416.0	5.6	6.4

Investment Service:
Equity Actively Managed	$111.2	$100.0	$109.8	11.2%	(8.9)%
Equity Passively Managed(1)	49.6	45.1	36.1	9.9	25.1
Fixed Income Actively Managed – Taxable	219.5	221.4	202.0	(0.9)	9.6
Fixed Income Actively Managed – Tax-exempt	30.4	30.1	31.1	1.3	(3.4)
Fixed Income Passively Managed(1)	9.7	8.6	5.9	12.6	46.3
Other(2)	47.1	37.5	31.1	25.5	20.8
Total	$467.5	$442.7	$416.0	5.6	6.4

(1)	Includes index and enhanced index services.
(2)	Includes multi-asset solutions and services and certain alternative investments.

During 2014, our Institutions channel average AUM of $234.3 billion increased by $8.9 billion, or 4.0%, compared to 2013, primarily due to our Institutional AUM increasing $11.0 billion, or 4.9%, over the last twelve months to $237.0 billion at December 31, 2014. The $11.0 billion increase in AUM over the last twelve months primarily was due to market appreciation of $6.2 billion and $5.5 billion of net inflows (consisting of inflows of $6.4 billion in fixed income services and $1.4 billion in other services, offset by outflows of $2.3 billion in equity services), offset by the AUM adjustment we made in the third quarter for $1.1 billion. During 2013, Institutional channel average AUM of $225.4 billion increased by $6.5 billion, or 2.9%, compared to 2012, primarily due to our Institutional channel AUM increasing $6.2 billion, or 2.8%, during 2013 to $226.0 billion at December 31, 2013. The $6.2 billion increase in AUM during 2013 primarily was due to $6.9 billion of market appreciation and $0.3 billion of new assets from our acquisition of  W.P. Stewart & Co. Ltd. (“WPS Acquisition”), offset by net outflows of $1.0 billion (consisting of outflows of $9.5 billion in equity services, offset by inflows of $5.0 billion in other services and $3.5 billion in fixed income services). The net outflows primarily were due to the loss of $6.8 billion of fixed income assets in October 2013 as a result of AXA’s sale of MONY Life Insurance Company.

During 2014, our Retail channel average AUM of $159.6 billion increased by $10.2 billion, or 6.8%, compared to 2013, primarily due to our Retail AUM increasing $8.5 billion, or 5.6%, over the last twelve months to $161.5 billion at December 31, 2014. The $8.5 billion increase in AUM over the last twelve months primarily was due to market appreciation of $7.1 billion and $2.8 billion of new assets from acquisitions, offset by net outflows of $0.5 billion (consisting of outflows of $4.0 billion in equity services, offset by inflows of $1.9 billion in fixed income services and $1.6 billion in other services) and the AUM adjustment we made in the fourth quarter for $0.5 billion. During 2013, Retail channel average AUM of $149.4 billion increased by $21.2 billion, or 16.5%, compared to 2012, primarily due to our Retail channel AUM increasing $8.6 billion, or 6.0%, during 2013  to $153.0 billion at December 31, 2013, as well as AUM at December 31, 2012 of $144.4 billion having been significantly higher than 2012 average AUM of $128.2 billion due to the significant growth in the Retail channel throughout 2012. The $8.6 billion increase in AUM during 2013 primarily was due to market appreciation of $15.4 billion and $0.7 billion of new assets from the WPS Acquisition, offset by net outflows of $7.5 billion (consisting of outflows of $5.8 billion in fixed income services and $2.8 billion in equity services, offset by inflows of $1.1 billion in other services).

During 2014, our Private Wealth Management channel average AUM of $73.6 billion increased by $5.7 billion, or 8.4%, compared to 2013, primarily due to our Private Wealth Management AUM increasing $4.1 billion, or 5.7%, over the last twelve months to $75.5 billion at December 31, 2014. The $4.1 billion increase in AUM over the last twelve months was primarily due to $3.9 billion of market appreciation and net inflows of $0.1 billion (consisting of inflows of $1.2 billion in other services, offset by outflows of $1.1 billion in equity services). During 2013, Private Wealth Management average AUM of $67.9 billion declined by $1.0 billion, or 1.3%, compared to 2012, while our Private Wealth Management AUM increased $5.6 billion, or 8.5%, during 2013 to $71.4 billion at  December 31, 2013. The $5.6 billion increase in AUM during 2013 primarily was due to market appreciation of $8.3 billion and approximately $1.1 billion of new assets from the WPS Acquisition, offset by net outflows of $3.8 billion (consisting of outflows of $2.9 billion in fixed income services and $2.2 billion in equity services, offset by inflows of $1.3 billion in other services). The increase in AUM of $5.6 billion during 2013 as compared to the decrease of $1.0 billion in year-to-year average AUM was due to the AUM at December 31, 2012 of $65.8 billion having been lower than 2012 average AUM of $68.9 billion as a result of a $2.3 billion decrease in AUM in the fourth quarter of 2012.

Absolute investment composite returns, gross of fees, and relative performance as of December 31, 2014 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year	5-Year

Global High Income (fixed income)
Absolute return	3.6%	9.7%	9.8%
Relative return (vs. Barclays Global High Yield Index)	3.6	1.0	1.0
Global Fixed Income (fixed income)
Absolute return	(0.2)	(0.4)	3.5
Relative return (vs. CITI WLD GV BD-USD/JPM GLBL BD)	0.3	0.6	1.9
Intermediate Municipal Bonds (fixed income)
Absolute return	4.6	2.5	3.7
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.7	0.4	0.7
U.S. Strategic Core Plus (fixed income)
Absolute return	7.2	3.8	5.6
Relative return (vs. Barclays U.S. Aggregate Index)	1.2	1.1	1.2
Emerging Market Debt (fixed income)
Absolute return	5.7	6.2	8.0
Relative return (vs. JPM EMBI Global/JPM EMBI)	0.2	0.9	0.7
Global Plus (fixed income)
Absolute return	1.0	1.1	3.6
Relative return (vs. Barclays Global Aggregate Index)	0.4	0.3	1.0
Emerging Markets Value
Absolute return	1.9	3.3	(0.1)
Relative return (vs. MSCI EM Index)	4.0	(0.7)	(1.8)
Global Strategic Value
Absolute return	7.0	18.0	8.6
Relative return (vs. MSCI ACWI Index)	2.8	3.9	(0.6)
U.S. Small & Mid Cap Value
Absolute return	10.1	22.4	16.7
Relative return (vs. Russell 2500 Value Index)	3.0	3.0	1.2
U.S. Strategic Value
Absolute return	13.3	22.3	13.9
Relative return (vs. Russell 1000 Value Index)	(0.2)	1.4	(1.6)
Growth & Income
Absolute return	9.9	21.0	16.6
Relative return (vs. Russell 1000 Value Index)	(3.5)	0.1	1.1
U.S. Small Cap Growth
Absolute return	(0.6)	19.2	19.8
Relative return (vs. Russell 2000 Growth Index)	(6.2)	(1.0)	3.0
U.S. Large Cap Growth
Absolute return	15.0	23.1	15.2
Relative return (vs. Russell 1000 Growth Index)	2.0	2.8	(0.6)
U.S. Small & Mid Cap Growth
Absolute return	3.8	19.0	20.0
Relative return (vs. Russell 2500 Growth Index)	(3.2)	(1.5)	2.7
Select U.S. Equity
Absolute return	14.3	21.0	17.9
Relative return (vs. S&P 500 Index)	0.6	0.6	2.4
International Style Blend – Developed
Absolute return	(6.5)	9.9	2.7
Relative return (vs. MSCI EAFE Index)	(1.6)	(1.1)	(2.6)
Strategic Equities (inception June 30, 2012)
Absolute return	13.3	N/A	N/A
Relative return (vs. S&P 500 Index)	(0.4)	N/A	N/A

Consolidated Results of Operations

	Years Ended December 31,			% Change
	2014	2013	2012	2014-13	2013-12
	(in millions, except per unit amounts)

Net revenues	$3,005.4	$2,915.0	$2,736.7	3.1%	6.5%
Expenses	2,396.8	2,350.8	2,534.4	2.0	(7.2)
Operating income	608.6	564.2	202.3	7.9	178.8
Income taxes	37.8	36.8	13.7	2.6	167.6
Net income	570.8	527.4	188.6	8.2	179.6
Net income (loss) of consolidated entities attributable to non-controlling interests	0.4	9.7	(0.3)	(95.3)	n/m
Net income attributable to AB Unitholders	$570.4	$517.7	$188.9	10.2	174.0
Diluted net income per AB Unit	$2.09	$1.88	$0.67	11.1	180.6
Distributions per AB Unit(1)	$2.08	$1.97	$1.36	5.6	44.9
Operating margin(2)	20.2%	19.0%	7.4%

(1)	2014 and 2013 distributions reflect the impact of non-GAAP adjustments; 2012 distributions exclude the impact of $207.0 million of non-cash real estate charges recorded in the third and fourth quarters of 2012.
(2)	Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the year ended December 31, 2014 increased $52.7 million from the year ended December 31, 2013. The increase is primarily due to (in millions):

Higher base advisory fees	$109.5
Higher Bernstein Research Services revenues	37.4
Lower real estate charges	28.3
Higher employee compensation and benefits	(53.7)
2014 investment losses compared to 2013 investment gains	(42.3)
Higher other promotion and servicing	(20.0)
Other	(6.5)
$52.7

Net income attributable to AB Unitholders for the year ended December 31, 2013 increased $328.8 million from the year ended December 31, 2012. The increase is primarily due to (in millions):
Lower real estate charges	$194.6
Higher base advisory fees	97.7
Lower general and administrative (excluding real estate charges)	84.6
Higher Bernstein Research Services revenues	31.4
Higher employee compensation and benefits	(43.4)
Higher income taxes	(23.1)
Lower performance-based fees	(13.0)
$328.8

Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions commencing in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (all of this space has been sublet) and consolidate our New York-based employees into two office locations from three. During the third quarter of 2012, in an effort to further reduce our global real estate footprint, we completed a comprehensive review of our worldwide office locations and began implementing a global space consolidation plan. As a result, our intention is to sub-lease approximately 510,000 square feet of office space (approximately 90% of this space has been sublet), more than 70% of which is New York office space (in addition to the 380,000 square feet space reduction in 2010), with the remainder consisting of office space in England, Australia and various U.S. locations.

During 2012, we recorded pre-tax real estate charges of $223.0 million, comprising new real estate charges of $172.8 million, $41.4 million for the write-off of leasehold improvements, furniture and equipment and $8.8 million from a change in estimates related to previously recorded real estate charges.

During 2013, we recorded pre-tax real estate charges of $28.4 million, comprising $17.4 million from a change in estimates related to previously recorded real estate charges, new real estate charges of $6.6 million and $4.4 million for the write-off of leasehold improvements, furniture and equipment.

During 2014, we recorded pre-tax real estate charges of $0.1 million, comprising $5.5 million for the write-off of leasehold improvements, furniture and equipment, offset by $4.7 million from a change in estimates related to previously recorded real estate charges and $0.7 million in credits related to other items.

Units Outstanding

Each quarter, we implement plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2014 expired at the close of business on February 11, 2015. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

Effective July 1, 2013, management retired all unallocated AB Holding Units in AB’s consolidated rabbi trust. To retire such units, AB delivered the unallocated AB Holding Units held in the rabbi trust to AB Holding in exchange for the same number of AB Units. Each entity then retired its units. As a result, on July 1, 2013, each of AB’s and AB Holding’s units outstanding decreased by approximately 13.1 million units. AB and AB Holding intend (subject to compliance with applicable safe harbor rules to avoid AB being treated as a publicly-traded partnership) to retire additional units as AB purchases AB Holding Units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, if such units are not required to fund new employee awards in the near future. If a sufficient number of AB Holding Units is not available in the rabbi trust to fund new awards, AB will purchase newly-issued AB Holding Units from AB Holding. When AB purchases newly-issued AB Holding Units from AB Holding, AB Holding is required to use the proceeds it receives from AB to purchase the equivalent number of newly-issued AB Units.

Cash Distributions

AB is required to distribute all of its Available Cash Flow, as defined in the AB Partnership Agreement, to its Unitholders and the General Partner. Since the third quarter of 2012, Available Cash Flow has been the adjusted diluted net income per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. In future periods, management anticipates that Available Cash Flow will continue to be based on adjusted diluted net income per unit, unless management determines that one or more non-GAAP adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation. See Note 2 to AB’s consolidated financial statements contained in Item 8 for a description of Available Cash Flow.

Management Operating Metrics
We are providing the non-GAAP measures “adjusted net revenues”, “adjusted operating income” and “adjusted operating margin” because they are the principal operating metrics management uses in evaluating and comparing period-to-period operating performance. Management principally uses these metrics in evaluating performance because they present a clearer picture of our operating performance, and allow management to see long-term trends without the distortion primarily caused by long-term incentive compensation-related mark-to-market adjustments, real estate consolidation charges and other adjustment items. Similarly, we believe that these management operating metrics help investors better understand the underlying trends in our results and, accordingly, provide a valuable perspective for investors.

These non-GAAP measures are provided in addition to, and not as substitutes for, net revenues, operating income and operating margin, and they may not be comparable to non-GAAP measures presented by other companies. Management uses both the accounting principles generally accepted in the United States of America ("US GAAP") and non-GAAP measures in evaluating our financial performance. The non-GAAP measures alone may pose limitations because they do not include all of our revenues and expenses.

	Years Ended December 31,
	2014	2013	2012
	(in thousands)

Net revenues, US GAAP basis	$3,005,366	$2,915,047	$2,736,737
Exclude:
Long-term incentive compensation-related investment (gains)	(2,184)	(16,842)	(16,711)
Long-term incentive compensation-related dividends and interest	(3,083)	(2,557)	(2,245)
90% of consolidated venture capital fund investment (gains)	(1,165)	(10,609)	(1,118)
Distribution-related payments	(413,054)	(426,824)	(370,865)
Amortization of deferred sales commissions	(41,508)	(41,279)	(40,262)
Pass-through fees and expenses	(38,852)	(32,879)	(52,901)
Adjusted net revenues	$2,505,520	$2,384,057	$2,252,635

Operating income, US GAAP basis	$608,621	$564,251	$202,365
Exclude:
Long-term incentive compensation-related items	210	(405)	(1,508)
Real estate charges	52	28,424	223,038
Acquisition-related expenses	3,448	3,373	—
Contingent payment arrangements	(4,375)	(10,840)	—
Sub-total of non-GAAP adjustments	(665)	20,552	221,530
Less: Net income (loss) of consolidated entities attributable to non-controlling interests	456	9,746	(315)
Adjusted operating income	$607,500	$575,057	$424,210

Adjusted operating margin	24.2%	24.1%	18.8%

Adjusted operating income for the year ended December 31, 2014 increased $32.4 million, or 5.6%, from the year ended December 31, 2013, primarily as a result of higher investment advisory base fees of $107.0 million and higher Bernstein Research Services revenue of $37.4 million, offset by higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $65.8 million, higher other promotion and servicing expenses of $16.5 million, investment losses in 2014 compared to investment gains in 2013 of $18.3 million and lower net distribution revenues of $6.9 million. Adjusted operating income for the year ended December 31, 2013 increased $150.8 million, or 35.6%, from the year ended December 31, 2012, primarily as a result of higher investment advisory base fees of $100.7 million, lower general and administrative expenses (excluding real estate charges) of $65.7 million and higher Bernstein Research Services revenues of $31.4 million, offset by higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $40.5 million.

Adjusted Net Revenues

Adjusted net revenues exclude investment gains and losses and dividends and interest on employee long-term incentive compensation-related investments, and 90% of the investment gains and losses of our consolidated venture capital fund attributable to non-controlling interests. In addition, adjusted net revenues offset distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We believe offsetting net revenues by distribution-related payments is useful for our investors and other users of our financial statements because such presentation appropriately reflects the nature of these costs as pass-through payments to third parties who perform functions on behalf of our sponsored mutual funds and/or shareholders of these funds. We offset amortization of deferred sales commissions against net revenues because such costs, over time, essentially offset our distribution revenues. We also exclude additional pass-through expenses we incur (primarily through our transfer agency) that are reimbursed and recorded as fees in revenues. During the third quarter of 2014, we reclassified certain other promotion and servicing expenses into distribution-related payments and identified additional pass-through expenses that were excluded from adjusted net revenues. As a result, we revised prior periods’ adjusted net revenues to conform to the current period’s presentation. During 2012, we offset sub-advisory payments to third parties against performance-based fees earned on the Public-Private Investment Program (“PPIP”) fund we managed. These fees have no impact on operating income, but they do have an impact on our operating margin. As such, we exclude these fees from adjusted net revenues.

Adjusted Operating Income

Adjusted operating income represents operating income on a US GAAP basis excluding (1) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (2) real estate charges, (3) acquisition-related expenses, (4) adjustments to contingent payment arrangements and (5) the net income or loss of consolidated entities attributable to non-controlling interests.

Prior to 2009, a significant portion of employee compensation was in the form of employee long-term incentive compensation awards that were notionally invested in AB investment services and generally vested over a period of four years. AB economically hedged the exposure to market movements by purchasing and holding these investments on its balance sheet. All such investments had vested as of year-end 2012 and the investments have been distributed to the participants, except for those investments with respect to which the participant elected a long-term deferral. Fluctuation in the value of these investments is recorded within investment gains and losses on the income statement and also impacts compensation expense. Management believes it is useful to reflect the offset achieved from economically hedging the market exposure of these investments in the calculation of adjusted operating income and adjusted operating margin. The non-GAAP measures exclude gains and losses and dividends and interest on employee long-term incentive compensation-related investments included in revenues and compensation expense.

Real estate charges have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers.

Acquisition-related expenses, primarily severance and professional fees incurred as a result of acquisitions in the fourth quarter of 2013 and the second quarter of 2014, have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers.

The recording of a change in estimate of the contingent consideration payable relating to contingent payment arrangements associated with a 2010 acquisition is not considered part of our core operating results and, accordingly, has been excluded.

Most of the net income or loss of consolidated entities attributable to non-controlling interests relates to the 90% limited partner interests held by third parties in our consolidated venture capital fund. We own a 10% limited partner interest in the fund. Because we are the general partner of the venture capital fund and are deemed to have a controlling interest, US GAAP requires us to consolidate the financial results of the fund. However, recognizing 100% of the gains or losses in operating income while only retaining 10% is not reflective of our underlying financial results at the operating income level. As a result, we are excluding the 90% limited partner interests we do not own from our adjusted operating income. Similarly, net income of joint ventures attributable to non-controlling interests, although not significant, is excluded because it does not reflect the economic interest attributable to AB.

Adjusted Operating Margin

Adjusted operating margin allows us to monitor our financial performance and efficiency from period to period without the volatility noted above in our discussion of adjusted operating income and to compare our performance to industry peers on a basis that better reflects our performance in our core business. Adjusted operating margin is derived by dividing adjusted operating income by adjusted net revenues.

Net Revenues
The components of net revenues are as follows:

	Years Ended December 31,			% Change
	2014	2013	2012	2014-13	2013-12
	(in millions)
Investment advisory and services fees:
Institutions:
Base fees	$410.1	$402.0	$425.4	2.0%	(5.5)%
Performance-based fees	23.0	36.1	59.3	(36.4)	(39.1)
	433.1	438.1	484.7	(1.2)	(9.6)
Retail:
Base fees	846.4	817.5	695.1	3.5	17.6
Performance-based fees	20.5	7.4	2.9	179.4	148.2
	866.9	824.9	698.0	5.1	18.2
Private Wealth Management:
Base fees	648.5	576.0	577.3	12.6	(0.2)
Performance-based fees	9.7	10.1	4.4	(3.7)	129.3
	658.2	586.1	581.7	12.3	0.8
Total:
Base fees	1,905.0	1,795.5	1,697.8	6.1	5.8
Performance-based fees	53.2	53.6	66.6	(0.6)	(19.6)
	1,958.2	1,849.1	1,764.4	5.9	4.8
Bernstein Research Services	482.5	445.1	413.7	8.4	7.6
Distribution revenues	445.0	465.4	409.5	(4.4)	13.7
Dividend and interest income	22.3	20.0	21.3	11.8	(6.2)
Investment gains (losses)	(9.0)	33.3	29.2	n/m	14.2
Other revenues	108.8	105.0	101.8	3.6	3.2
Total revenues	3,007.8	2,917.9	2,739.9	3.1	6.5
Less: Interest expense	2.4	2.9	3.2	(17.0)	(9.2)
Net revenues	$3,005.4	$2,915.0	$2,736.7	3.1	6.5

Investment Advisory and Services Fees

Investment advisory and services fees are the largest component of our revenues. These fees generally are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory and services fees divided by average AUM) generally approximate 50 to 70 basis points for actively managed equity services, 15 to 50 basis points for actively managed fixed income services and 5 to 20 basis points for passively managed services. Average basis points realized for other services could range from 5 basis points for certain Institutional asset allocation services to over 100 basis points for certain Retail and Private Wealth Management alternative services.

We calculate AUM using established market-based valuation methods and fair valuation (non-observable market) methods. Market-based valuation methods include: last sale/settle prices from an exchange for actively-traded listed equities, options and futures; evaluated bid prices from recognized pricing vendors for fixed income, asset-backed or mortgage-backed issues; mid prices from recognized pricing vendors and brokers for credit default swaps; and quoted bids or spreads from pricing vendors and brokers for other derivative products. Fair valuation methods include: discounted cash flow models, evaluation of assets versus liabilities or any other methodology that is validated and approved by our Valuation Committee (see paragraph immediately below for more information regarding our Valuation Committee). Fair valuation methods are used only where AUM cannot be valued using market-based valuation methods, such as in the case of private equity or illiquid securities. Investments utilizing fair valuation methods comprise an insignificant amount of our total AUM.

The Valuation Committee, which is composed of senior officers and employees, is responsible for overseeing the pricing and valuation of all investments held in client and AB portfolios. The Valuation Committee has adopted a Statement of Pricing Policies describing principles and policies that apply to pricing and valuing investments held in these portfolios. We also have a Pricing Group, which reports to the Valuation Committee, and is responsible for overseeing the pricing process for all investments.

We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on approximately 10% of the assets we manage for institutional clients, approximately 4% of the assets we manage for private wealth clients and approximately 1% of the assets we manage for retail clients (in total, approximately 6% of our AUM).

Our investment advisory and service fees increased $109.1 million, or 5.9%, in 2014, primarily due to a $109.5 million, or 6.1%, increase in base fees, which primarily resulted from an 5.6% increase in average AUM. Our investment advisory and services fees increased $84.7 million, or 4.8%, in 2013, due to a $97.7 million, or 5.8%, increase in base fees, which primarily resulted from a 6.4% increase in average AUM, partially offset by a $13.0 million decrease in performance-based fees. The decrease in performance-based fees primarily was related to the $39.6 million performance-based fee (“PPIP Fee”) we earned ($18.0 million of which was paid to third party sub-advisors) during the third quarter of 2012 after we completed the liquidation of our PPIP fund.

Institutional investment advisory and service fees decreased $5.0 million, or 1.2%, in 2014, due to a $13.1 million decrease in performance-based fees, offset by an $8.1 million, or 2.0%, increase in base fees. The base fee increase primarily was the result of a 4.0% increase in average AUM. Institutional investment advisory and service fees decreased $46.6 million, or 9.6%, in 2013. The decrease primarily resulted from a $23.4 million, or 5.5%, decrease in base fees due to the continued significant shift in product mix from actively managed equity services to actively managed fixed income services and a $23.2 million decrease in performance-based fees (primarily as a result of the PPIP Fee). In 2013, average AUM for actively managed equity services decreased 29.6% while average AUM for actively managed fixed income services increased 7.3%.

Retail investment advisory and services fees increased $42.0 million, or 5.1%, in 2014, due to a $28.9 million, or 3.5%, increase in base fees and a $13.1 million increase in performance-based fees. The base fee increase primarily was the result of a 6.8% increase in average AUM. The increase in base fees as compared to the increase in average AUM primarily is due to a shift in product mix from long-term non-U.S. global fixed income mutual funds to long-term U.S. mutual funds and other Retail products and services, which generally have lower fees as compared to long-term non-U.S. global fixed income mutual funds. Retail investment advisory and services fees increased $126.9 million, or 18.2%, in 2013, primarily due to a 16.5% increase in average AUM. The increase in fees in 2013 as compared to an increase in average AUM primarily is due to a shift in product mix from long-term U.S. mutual funds and other Retail products and services to long-term non-U.S. global fixed income mutual funds, which generally have higher fees as compared to long-term U.S. mutual funds and other Retail products and services.

Private Wealth Management investment advisory and services fees increased $72.1 million, or 12.3%, in 2014, due to a $72.5 million, or 12.6%, increase in base fees, which primarily resulted from an 8.7% increase in average billable AUM. Base fees were favorably impacted by a shift in product mix toward actively managed equity and other services. Private Wealth Management investment advisory and services fees increased $4.4 million, or 0.8%, in 2013, primarily due to an increase in performance-based fees of $5.7 million, partially offset by a decrease in base fees of $1.3 million, or 0.2%, as average billable AUM decreased 1.9%. The increase in fees reflected the impact of an asset mix shift from fixed income services to actively managed equity and other services.

Bernstein Research Services

Bernstein Research Services revenue consists principally of equity commissions received for providing equity research and brokerage-related services to institutional investors.

Revenues from Bernstein Research Services increased $37.4 million, or 8.4%, in 2014. The increase was the result of strong growth across all regions and trading services. Revenues from Bernstein Research Services increased $31.4 million, or 7.6%, in 2013 due to strong growth in Europe and Asia.

Distribution Revenues

AllianceBernstein Investments, Inc. and AllianceBernstein (Luxembourg) S.A. (one of our subsidiaries) act as distributors and/or placing agents of company-sponsored mutual funds and receive distribution services fees from certain of those funds as partial reimbursement of the distribution expenses they incur. Period-over-period fluctuations of distribution revenues typically are in line with fluctuations of the corresponding average AUM of these mutual funds.

Distribution revenues decreased $20.4 million, or 4.4%, in 2014, while the corresponding average AUM of these mutual funds decreased 3.0%. Average AUM of non B-share and non C-share mutual funds (which have lower distribution fee rates than B-share and C-share mutual funds) decreased 2.5%, while average AUM of B-share and C-share mutual funds decreased by 5.8%. Distribution revenues increased $55.9 million, or 13.7%, in 2013, while the corresponding average AUM of these mutual funds grew 14.9%. Average AUM of non B-share and non C-share mutual funds (which have lower distribution fee rates than B-share and C-share mutual funds) increased 18.3%, while average AUM of B-share and C-share mutual funds decreased by 0.5%.

Dividend and Interest Income and Interest Expense

Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, increased $2.8 million in 2014 and decreased $1.0 million in 2013.

Investment Gains (Losses)

Investment gains (losses) consist primarily of realized and unrealized investment gains or losses on: (i) employee long-term incentive compensation-related investments, (ii) investments owned by our consolidated venture capital fund, (iii) U.S. Treasury Bills, (iv) market-making in exchange-traded options and equities, (v) seed capital investments and (vi) derivatives. Investment gains (losses) also include realized gains or losses on the sale of seed capital investments classified as available-for-sale securities and equity in earnings of proprietary investments in limited partnership hedge funds that we sponsor and manage.

Investment gains (losses) are as follows:

	Years Ended December 31,
	2014	2013	2012
	(in millions)

Long-term incentive compensation-related investments
Realized gains (losses)	$3.1	$1.8	$1.3
Unrealized gains (losses)	(0.9)	15.0	15.4

Consolidated private equity fund investments
Realized gains (losses)
Non-public investments	—	(6.5)	(8.4)
Public securities	7.1	(3.8)	(8.6)
	7.1	(10.3)	(17.0)
Unrealized gains (losses)
Non-public investments	5.1	11.3	11.0
Public securities	(10.9)	10.8	7.2
	(5.8)	22.1	18.2
Seed capital investments
Realized gains (losses)
Seed capital	22.3	21.3	14.6
Derivatives	(18.6)	(20.7)	(35.7)
	3.7	0.6	(21.1)
Unrealized gains (losses)
Seed capital	(7.4)	9.9	39.1
Derivatives	(0.6)	1.6	0.1
	(8.0)	11.5	39.2
Brokerage-related investments
Realized gains (losses)	(9.7)	(7.6)	(4.8)
Unrealized gains (losses)	1.5	0.2	(2.0)
	$(9.0)	$33.3	$29.2

Other Revenues

Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues increased $3.8 million, or 3.6%, in 2014 primarily due to higher brokerage income and mutual fund reimbursements. Other revenues increased $3.2 million, or 3.2%, in 2013 primarily due to higher shareholder servicing fees.

Expenses

The components of expenses are as follows:

	Years Ended December 31,			% Change
	2014	2013	2012	2014-13	2013-12
	(in millions)

Employee compensation and benefits	$1,265.7	$1,212.0	$1,168.6	4.4%	3.7%
Promotion and servicing:
Distribution-related payments	413.0	426.8	370.9	(3.2)	15.1
Amortization of deferred sales commissions	41.5	41.3	40.3	0.6	2.5
Other	224.6	204.6	198.4	9.8	3.1
	679.1	672.7	609.6	1.0	10.4
General and administrative:
General and administrative	427.0	423.1	507.7	0.9	(16.7)
Real estate charges	0.1	28.4	223.0	(99.8)	(87.3)
	427.1	451.5	730.7	(5.4)	(38.2)
Contingent payment arrangements	(2.8)	(10.2)	0.7	(72.7)	n/m
Interest	2.8	3.0	3.4	(5.6)	(13.6)
Amortization of intangible assets	24.9	21.8	21.4	14.0	2.4
Total	$2,396.8	$2,350.8	$2,534.4	2.0	(7.2)

Employee Compensation and Benefits

Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).

Compensation expense as a percentage of net revenues was 42.1%, 41.6% and 42.7% for the years ended December 31, 2014, 2013 and 2012, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s financial performance. Amounts are awarded to help us achieve our key compensation goals of attracting, motivating and retaining top talent, by providing awards for the past year’s performance and providing incentives for future performance, while also helping ensure that our firm’s Unitholders receive an appropriate return on their investment. Senior management, with the approval of the Compensation Committee (“Compensation Committee”) of the Board of Directors (“Board”) of AllianceBernstein Corporation, periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 7). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 1.2%, 1.1% and 1.1% of adjusted net revenues for 2014, 2013 and 2012, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments. Senior management, with the approval of the Compensation Committee, also established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted net revenues were 49.1%, 48.7% and 49.8%, respectively, for the years ended December 31, 2014, 2013 and 2012.

In 2014, employee compensation and benefits expense increased $53.7 million, or 4.4%, primarily due to higher incentive compensation ($33.3 million) and base compensation ($30.8 million), offset by lower commissions ($13.8 million). In 2013, employee compensation and benefits expense increased $43.4 million, or 3.7%, primarily due to higher incentive compensation ($52.0 million) and commissions ($9.9 million), offset by lower base compensation ($17.0 million).

Promotion and Servicing

Promotion and servicing expenses include distribution-related payments to financial intermediaries for distribution of AB mutual funds and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load shares of AB mutual funds. Also included in this expense category are costs related to travel and entertainment, advertising and promotional materials.

Promotion and servicing expenses increased $6.4 million, or 1.0%, in 2014. The increase primarily was the result of higher trade execution and clearing costs of $8.7 million, higher marketing and communications costs of $7.2 million, higher transfers fees of $2.2 million and higher travel and entertainment of $1.9 million, offset by lower distribution-related payments of $13.8 million. Promotion and servicing expenses increased $63.1 million, or 10.4%, in 2013. The increase primarily was the result of higher distribution-related payments of $55.9 million (due to higher AUM), higher marketing costs of $2.4 million, higher trade execution and clearing costs of $2.0 million and higher transfer fees of $1.2 million.

General and Administrative

General and administrative expenses include technology, professional fees, occupancy, communications and similar expenses. General and administrative expenses as a percentage of net revenues were 14.2% (regardless of whether or not real estate charges are excluded), 15.5% (14.5% excluding real estate charges) and 26.7% (18.6% excluding real estate charges) for the years ended December 31, 2014, 2013 and 2012, respectively. General and administrative expenses decreased $24.4 million, or 5.4%, in 2014, primarily due to lower real estate charges of $28.3 million, offset by higher portfolio services expense of $5.0 million. General and administrative expenses decreased $279.2 million, or 38.2%, in 2013, primarily due to lower real estate charges of $194.6 million, lower occupancy expenses of $37.5 million (excluding real estate charges), lower portfolio services expenses of $22.5 million, lower professional fees of $12.9 million and lower technology expenses of $6.9 million.

Contingent Payment Arrangements

Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. The credit to operating expenses of $2.8 million in 2014 reflects the change in estimate of the contingent consideration payable relating to the acquisition of Sun America’s alternative investment group of $4.4 million recorded in the fourth quarter of 2014, offset by the accretion expense of $1.6 million. The credit to operating expenses of $10.2 million in 2013 reflects the change in estimate of the contingent consideration payable relating to the acquisition of Sun America’s alternative investment group of $10.8 million recorded in the fourth quarter of 2013, offset by accretion expense of $0.6 million.

Income Taxes

AB, a private limited partnership, is not subject to federal or state corporate income taxes, but is subject to a 4.0% New York City unincorporated business tax (“UBT”). Our domestic corporate subsidiaries are subject to federal, state and local income taxes, and generally are included in the filing of a consolidated federal income tax return. Separate state and local income tax returns also are filed. Foreign corporate subsidiaries generally are subject to taxes in the jurisdictions where they are located.

Income tax expense increased $1.0 million, or 2.6%, in 2014 compared to 2013. The increase primarily is due to higher pre-tax earnings in the current year partially offset by a lower effective tax rate in the current year of 6.2% compared to 6.5% in 2013. The lower effective tax rate in 2014 primarily is due to a valuation allowance release of $10.7 million in one of our foreign subsidiaries, partially offset by an increase in tax reserves for uncertain tax positions of $7.4 million. See Note 19 to AB’s consolidated financial statements in Item 8 for a discussion of these discrete items.

Income tax expense increased $23.1 million, or 167.6%, in 2013 compared to 2012. The increase primarily is due to significantly higher pre-tax earnings (in large part due to the 2012 real estate charges), partially offset by the impact of a lower effective tax rate in 2013 of 6.5% compared to 6.8% in 2012.

Net Income (Loss) in Consolidated Entities Attributable to Non-Controlling Interests

Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors representing 90% of the total limited partner interests in our consolidated venture capital fund. In 2014, we had $0.4 million of net income of consolidated entities attributable to non-controlling interests, primarily due to a $1.3 million net investment gain attributable to our consolidated venture capital fund (of which 90% belongs to non-controlling interests) and management fees of $0.7 million. In 2013, we had $9.7 million of net income of consolidated entities attributable to non-controlling interests, primarily due to an $11.8 million net investment gain attributable to our consolidated venture capital fund and management fees of $0.9 million.

Capital Resources and Liquidity

During 2014, net cash provided by operating activities was $630.1 million, compared to $505.6 million during 2013. The change primarily was due to a smaller decrease in broker-dealer related payables (net of receivables and segregated U.S. Treasury Bills activity) of $129.8 million and higher cash provided by net income of $114.0 million, partially offset by higher deferred sales commissions paid of $72.8 million and a decrease in accrued compensation and benefits of $42.2 million. During 2013, net cash provided by operating activities was $505.6 million, compared to $684.0 million during 2012. The change primarily resulted from a larger decrease in broker-dealer related payables (net of receivables and segregated U.S. Treasury Bills activity) of $264.4 million, a decrease in accounts payable and accrued expenses of $189.8 million, and higher net purchases of investments of $147.7 million, due primarily to higher broker-dealer related purchases, partially offset by higher cash provided by net income of $453.6 million.

During 2014, net cash used in investing activities was $86.2 million, compared to $57.1 million during 2013, reflecting higher acquisition costs (cash paid, net of cash acquired) of $22.0 million. During 2013, net cash used in investing activities was $57.1 million, compared to $18.3 million during 2012, reflecting the acquisition we made in 2013 for $38.6 million (cash paid, net of cash acquired).

During 2014, net cash used in financing activities was $478.2 million, compared to $562.4 million during 2013. The change reflects the issuance of commercial paper in 2014 as compared to repayments in 2013 (impact of $275.6 million) and lower purchases of AB Holding Units to fund deferred compensation plans of $21.5 million, partially offset by higher distributions to the General Partner and Unitholders of $111.1 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears) and a decrease in overdrafts payable of $91.2 million. During 2013, net cash used in financing activities was $562.4 million, compared to $682.2 million during 2012. The change reflects lower purchases of AB Holding Units of $126.4 million, lower net repayments of commercial paper of $67.5 million, an increase in overdrafts payable of $52.5 million and additional investment by AB Holding with the proceeds from the exercise of compensatory options to buy AB Holding Units of $15.1 million, partially offset by higher distributions to the General Partner and Unitholders of $139.8 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears).

As of December 31, 2014, AB had $555.5 million of cash and cash equivalents, all of which is available for liquidity, but consists primarily of cash on deposit for our broker-dealers to comply with various customer clearing activities and cash held by foreign subsidiaries for which a permanent investment election for U.S. tax purposes is taken. If the cash held at our foreign subsidiaries of $337.3 million, which includes cash on deposit for our foreign broker-dealers, was to be repatriated to the U.S., we would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. Our current intent is to permanently reinvest these earnings outside the U.S.

Debt and Credit Facilities

As of December 31, 2014 and 2013, AB had $489.0 million and $268.4 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.3% for both periods. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during 2014 and 2013 were $335.0 million and $282.0 million, respectively, with weighted average interest rates of approximately 0.2% and 0.3%, respectively.

AB has a $1.0 billion committed, unsecured senior revolving credit facility (the “Credit Facility”) with a group of commercial banks and other lenders. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The Credit Facility is available for AB and Sanford C. Bernstein & Co., LLC (“SCB LLC”) business purposes, including the support of AB’s $1.0 billion commercial paper program. Both AB and SCB LLC can draw directly under the Credit Facility and management may draw on the Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Credit Facility.

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2014, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility automatically would become immediately due and payable, and the lender’s commitments automatically would terminate.

Amounts under the Credit Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. Voluntary prepayments and commitment reductions requested by us are permitted at any time without fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the Credit Facility bear interest at a rate per annum, which will be, at our option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AB, plus one of the following indexes: London Interbank Offered Rate; a floating base rate; or the Federal Funds rate.

On October 22, 2014, as part of an amendment and restatement, the maturity date of the Credit Facility was extended from January 17, 2017 to October 22, 2019. There were no other significant changes included in the amendment.

As of December 31, 2014 and 2013, we had no amounts outstanding under the Credit Facility. During 2014 and 2013, we did not draw upon the Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200 million, with AB named as an additional borrower, while three lines have no stated limit. As of December 31, 2014 and 2013, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during 2014 and 2013 were $5.5 million and $6.2 million, respectively, with weighted average interest rates of approximately 1.1% and 1.0%, respectively.

Our financial condition and access to public and private debt markets should provide adequate liquidity for our general business needs. Management believes that cash flow from operations and the issuance of debt and AB Units or AB Holding Units will provide us with the resources necessary to meet our financial obligations. See “Risk Factors” in Item 1A and “Cautions Regarding Forward-Looking Statements” in this Item 7 for a discussion of credit markets and our ability to renew our credit facilities at expiration.

 Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Guarantees

Under various circumstances, AB guarantees the obligations of its consolidated subsidiaries.

AB maintains a guarantee in connection with the Credit Facility. If SCB LLC is unable to meet its obligations, AB will pay the obligations when due or on demand. In addition, AB maintains guarantees totaling $400 million for three of SCB LLC’s uncommitted lines of credit.

AB maintains a guarantee with a commercial bank, under which we guarantee the obligations in the ordinary course of business of SCB LLC, Sanford C. Bernstein Limited (“SCBL”) and AllianceBernstein Holdings (Cayman) Ltd. (“AB Cayman”). We also maintain three additional guarantees with other commercial banks under which we guarantee approximately $398 million of obligations for SCBL.  In the event that SCB LLC, SCBL or AB Cayman is unable to meet its obligations, AB will pay the obligations when due or on demand.

We also have three smaller guarantees with a commercial bank totaling approximately $3 million, under which we guarantee certain obligations in the ordinary course of business of two foreign subsidiaries.

We have not been required to perform under any of the above agreements and currently have no liability in connection with these agreements.

Aggregate Contractual Obligations

Our contractual obligations as of December 31, 2014 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)

Commercial paper	$489.0	$489.0	$—	$—	$—
Operating leases, net of sublease commitments	1,156.5	94.7	185.0	163.6	713.2
Funding commitments	38.4	8.9	13.3	16.2	—
Accrued compensation and benefits	267.6	151.8	63.1	17.4	35.3
Unrecognized tax benefits	11.3	—	6.7	4.6	—
Total	$1,962.8	$744.4	$268.1	$201.8	$748.5

During 2009, we entered into a subscription agreement under which we committed to invest up to $35 million, as amended in 2011, in a venture capital fund over a six-year period. As of December 31, 2014, we have funded $32.1 million of this commitment.

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25 million in the Real Estate Fund. As of December 31, 2014, we have funded $16.4 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $25 million in the Real Estate Fund II. As of December 31, 2014, we have not funded this commitment.

During 2012, we entered into an investment agreement under which we committed to invest up to $8 million in an oil and gas fund over a three-year period. As of December 31, 2014, we have funded $6.1 million of this commitment.

Accrued compensation and benefits amounts in the table above exclude our accrued pension obligation. Offsetting our accrued compensation obligations are long-term incentive compensation-related investments and money market investments we funded totaling $103.8 million, which are included in our consolidated statement of financial condition. Any amounts reflected on the consolidated statement of financial condition as payables (to broker-dealers, brokerage clients and company-sponsored mutual funds) and accounts payable and accrued expenses are excluded from the table above.

We expect to make contributions to our qualified profit sharing plan of approximately $13 million in each of the next four years. We currently do not plan to make a contribution to our qualified, defined benefit retirement plan during 2015.

Contingencies

See Note 13 to AB's consolidated financial statements in Item 8 for a discussion of our commitments and contingencies.

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

We provide seed capital to our investment teams to develop new products and services for our clients.  Initially, we may be the sole investor in our new products as a result of our seed investments and, from one reporting period to the next, our ownership fluctuates as our clients invest and withdraw assets. Our seed investment portfolio has a weighted average age of approximately 16 months and we turn over approximately 50% of the seed investments annually.  These investments are temporary in nature. Our larger seed capital investments range from $1 million to $35 million, with an average size of $10 million.  The Audit Committee of the Board has established a ceiling of $650 million for the seed investment program.  We evaluate our seed investments on a quarterly basis and consolidate such investments as required pursuant to US GAAP.

Goodwill

As of December 31, 2014, we had goodwill of $3.0 billion on the consolidated statement of financial condition. We have determined that AB has only one reporting segment and reporting unit. We test our goodwill annually, as of September 30, for impairment. As of September 30, 2014, the impairment test indicated that goodwill was not impaired. The carrying value of goodwill is also reviewed if facts and circumstances occur that suggest possible impairment, such as significant declines in AUM, revenues, earnings or the price of an AB Holding Unit.

On an annual basis, or when circumstances warrant, we perform step one of our two-step goodwill impairment test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of AB, the reporting unit, with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired and the second step of the impairment test is not performed. However, if the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit to the aggregated fair values of its individual assets and liabilities to determine the amount of impairment, if any.

AB estimates its fair value under both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on its unadjusted market valuation (AB Units outstanding multiplied by the price of an AB Holding Unit) and adjusted market valuations assuming a control premium and earnings multiples. The price of a publicly-traded AB Holding Unit serves as a reasonable starting point for valuing an AB Unit because each represents the same fractional interest in our underlying business. Our market approach analysis also includes control premiums, which are based on an analysis of control premiums for relevant recent acquisitions, and comparable industry earnings multiples applied to our earnings forecast. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. Determining estimated fair value using a discounted cash flow valuation technique consists of applying business growth rate assumptions over the estimated life of the goodwill asset and then discounting the resulting expected cash flows using an estimated weighted average cost of capital of market participants to arrive at a present value amount that approximates fair value.

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

Loss Contingencies

Management continuously reviews with legal counsel the status of regulatory matters and pending or threatened litigation. We evaluate the likelihood that a loss contingency exists and record a loss contingency if it is both probable and reasonably estimable as of the date of the financial statements. See Note 13 to AB’s consolidated financial statements in Item 8.

Accounting Pronouncements
See Note 2 to AB’s consolidated financial statements in Item 8.

Cautions Regarding Forward-Looking Statements

Certain statements provided by management in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Item 1A. Any or all of the forward-looking statements that we make in this Form 10-K, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely affect our revenues, financial condition, results of operations and business prospects.

The forward-looking statements referred to in the preceding paragraph, most of which directly affect AB but also affect AB Holding because AB Holding’s principal source of income and cash flow is attributable to its investment in AB, include statements regarding:

•	Our belief that the cash flow AB Holding realizes from its investment in AB will provide AB Holding with the resources necessary to meet its financial obligations: AB Holding’s cash flow is dependent on the quarterly cash distributions it receives from AB. Accordingly, AB Holding’s ability to meet its financial obligations is dependent on AB’s cash flow from its operations, which is subject to the performance of the capital markets and other factors beyond our control.

•	Our financial condition and ability to access the public and private capital markets providing adequate liquidity for our general business needs: Our financial condition is dependent on our cash flow from operations, which is subject to the performance of the capital markets, our ability to maintain and grow client assets under management and other factors beyond our control. Our ability to access public and private capital markets on reasonable terms may be limited by adverse market conditions, our firm’s credit ratings, our profitability and changes in government regulations, including tax rates and interest rates.

•	The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain pending legal proceedings to have a material adverse effect on our results of operations, financial condition or liquidity, any settlement or judgment with respect to a pending or future legal proceeding could be significant, and could have such an effect.

•	The possibility that we will engage in open market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program: The number of AB Holding Units AB may decide to buy in future periods, if any, to help fund incentive compensation awards depends on various factors, some of which are beyond our control, including the fluctuation in the price of an AB Holding Unit (NYSE: AB) and the availability of cash to make these purchases.

•	Our determination that adjusted employee compensation expense should not exceed 50% of our adjusted net revenues: Aggregate employee compensation reflects employee performance and competitive compensation levels. Fluctuations in our revenues and/or changes in competitive compensation levels could result in adjusted employee compensation expense exceeding 50% of our adjusted net revenues.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

AB Holding

Market Risk, Risk Management and Derivative Financial Instruments

AB Holding’s sole investment is AB Units. AB Holding did not own, nor was it a party to, any derivative financial instruments during the years ended December 31, 2014, 2013 and 2012.

AB

Market Risk, Risk Management and Derivative Financial Instruments

AB’s investments consist of trading, available-for-sale investments and other investments. Trading and available-for-sale investments include U.S. Treasury Bills, mutual funds, exchange-traded options and various separately-managed portfolios consisting of equity and fixed income securities. Trading investments are purchased for short-term investment, principally to fund liabilities related to long-term incentive compensation plans and to seed new investment services. Although available-for-sale investments are purchased for long-term investment, the portfolio strategy considers them available-for-sale from time to time due to changes in market interest rates, equity prices and other relevant factors. Other investments include investments in hedge funds sponsored by AB, our consolidated venture capital fund and other private equity investment vehicles.

We enter into various futures, forwards and swaps primarily to economically hedge our seed capital investments. We do not hold any derivatives designated in a formal hedge relationship under ASC 815-10, Derivatives and Hedging. See Note 7 to AB's consolidated financial statements in Item 8.

Trading and Non-Trading Market Risk Sensitive Instruments

Investments with Interest Rate Risk—Fair Value

The table below provides our potential exposure with respect to our fixed income investments, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing as of December 31, 2014 and 2013. Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent our view of future market movements. While these fair value measurements provide a representation of interest rate sensitivity of our investments in fixed income mutual funds and fixed income hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2014		2013
	Fair Value	Effect of +100 Basis Point Change	Fair Value	Effect of +100 Basis Point Change
	(in thousands)
Fixed Income Investments:
Trading	$196,041	$(10,684)	$237,325	$(12,910)
Available-for-sale	221	(12)	64	(3)

Investments with Equity Price Risk—Fair Value

Our investments also include investments in equity securities, mutual funds and hedge funds. The following table provides our potential exposure with respect to our equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing as of December 31, 2014 and 2013. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent our view of future market movements. While these fair value measurements provide a representation of equity price sensitivity of our investments in equity securities, mutual funds and hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2014		2013
	Fair Value	Effect of -10% Equity Price Change	Fair Value	Effect of -10% Equity Price Change
	(in thousands)
Equity Investments:
Trading	$409,792	$(40,979)	$336,786	$(33,679)
Available-for-sale and other investments	157,421	(15,742)	205,419	(20,542)

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of
AllianceBernstein Holding L.P.:

In our opinion, the accompanying statements of financial condition and the related statements of income, comprehensive income, changes in partners’ capital and cash flows present fairly, in all material respects, the financial position of AllianceBernstein Holding L.P. (“AB Holding”) at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, AB Holding maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AB Holding’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on AB Holding’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 12, 2015

AllianceBernstein Holding L.P.

Statements of Financial Condition

	December 31,
	2014	2013
	(in thousands, except unit amounts)
ASSETS
Investment in AB	$1,627,740	$1,533,654
Other assets	152	—
Total assets	$1,627,892	$1,533,654
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$382	$776
Total liabilities	382	776
Commitments and contingencies (See Note 7)
Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,374	1,377
Limited partners: 100,656,999 and 95,928,494 limited partnership units issued and outstanding	1,668,585	1,558,080
AB Holding Units held by AB to fund long-term incentive compensation plans	(13,280)	(14,045)
Accumulated other comprehensive income (loss)	(29,169)	(12,534)
Total partners’ capital	1,627,510	1,532,878
Total liabilities and partners’ capital	$1,627,892	$1,533,654

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Income

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except per unit amounts)

Equity in net income attributable to AB Unitholders	$203,277	$185,912	$70,807

Income taxes	22,463	20,410	19,722

Net income	$180,814	$165,502	$51,085

Net income per unit:
Basic	$1.87	$1.72	$0.51
Diluted	$1.86	$1.71	$0.51

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Comprehensive Income

	Years Ended December 31,
	2014	2013	2012
	(in thousands)

Net income	$180,814	$165,502	$51,085
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,655)	(4,479)	(453)
Income tax (expense) benefit	(78)	146	296
Foreign currency translation adjustments, net of tax	(7,733)	(4,333)	(157)
Unrealized gains on investments:
Unrealized gains arising during period	602	210	516
Less: reclassification adjustments for gains included in net income	7	1,670	17
Changes in unrealized gains (losses) on investments	595	(1,460)	499
Income tax (expense) benefit	(283)	430	(242)
Unrealized gains (losses) on investments, net of tax	312	(1,030)	257
Changes in employee benefit related items:
Amortization of transition asset	—	(18)	(54)
Amortization of prior service cost	(1,841)	2,077	40
Recognized actuarial (loss) gain	(7,486)	9,144	(3,792)
Changes in employee benefit related items	(9,327)	11,203	(3,806)
Income tax benefit (expense)	113	(173)	(50)
Employee benefit related items, net of tax	(9,214)	11,030	(3,856)
Other comprehensive (loss) income	(16,635)	5,667	(3,756)
Comprehensive income	$164,179	$171,169	$47,329

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Changes in Partners’ Capital

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
General Partner’s Capital
Balance, beginning of year	$1,377	$1,369	$1,416
Net income	186	167	49
Cash distributions to Unitholders	(189)	(159)	(96)
Balance, end of year	1,374	1,377	1,369
Limited Partners’ Capital
Balance, beginning of year	1,558,080	1,723,172	1,760,388
Net income	180,628	165,335	51,036
Cash distributions to Unitholders	(182,535)	(142,793)	(88,252)
Retirement of AB Holding Units	(14,577)	(287,303)	—
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	108,034	84,531	—
Exercise of compensatory options to buy AB Holding Units	18,955	15,138	—
Balance, end of year	1,668,585	1,558,080	1,723,172
AB Holding Units held by AB to fund long-term incentive compensation plans
Balance, beginning of year	(14,045)	(146,258)	(121,186)
AB Holding Units held by AB to fund long-term incentive compensation plans	765	132,213	(25,072)
Balance, end of year	(13,280)	(14,045)	(146,258)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(12,534)	(18,201)	(14,445)
Unrealized gain (loss) on investments, net of tax	312	(1,030)	257
Foreign currency translation adjustment, net of tax	(7,733)	(4,333)	(157)
Changes in employee benefit related items, net of tax	(9,214)	11,030	(3,856)
Balance, end of year	(29,169)	(12,534)	(18,201)
Total Partners’ Capital	$1,627,510	$1,532,878	$1,560,082

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$180,814	$165,502	$51,085
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(203,277)	(185,912)	(70,807)
Cash distributions received from AB	203,919	166,324	120,950
Changes in assets and liabilities:
(Increase) decrease in other assets	(152)	5,957	(4,885)
Increase in due to AB	—	3,173	3,600
(Decrease) increase in other liabilities	(394)	418	—
Net cash provided by operating activities	180,910	155,462	99,943

Cash flows from investing activities:
Investments in AB from cash distributions paid to AB consolidated rabbi trust	—	(14,076)	(11,595)
Investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units	(18,955)	(15,138)	—
Net cash used in investing activities	(18,955)	(29,214)	(11,595)

Cash flows from financing activities:
Cash distributions to Unitholders	(182,724)	(142,952)	(88,348)
Capital contributions from AB	1,814	1,566	—
Proceeds from exercise of compensatory options to buy AB Holding Units	18,955	15,138	—
Net cash used in financing activities	(161,955)	(126,248)	(88,348)

Change in cash and cash equivalents	—	—	—
Cash and cash equivalents as of beginning of the year	—	—	—
Cash and cash equivalents as of end of the year	$—	$—	$—

Cash paid:
Income taxes	$23,009	$19,981	$24,606

Non-cash investing activities:
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	108,034	84,531	—
Retirement of AB Holding Units	(14,577)	(287,303)	—

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Notes to Financial Statements

The words “we” and “our” refer collectively to AllianceBernstein Holding L.P. (“AB Holding”) and AllianceBernstein L.P. and its subsidiaries (“AB”), or to their officers and employees. Similarly, the word “company” refers to both AB Holding and AB. Where the context requires distinguishing between AB Holding and AB, we identify which of them is being discussed. Cross-references are in italics.

1. Business Description and Organization

AB Holding’s principal source of income and cash flow is attributable to its investment in AB limited partnership interests.

AB provides research, diversified investment management and related services globally to a broad range of clients. Its principal services include:

•	Institutional Services—servicing its institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as AXA and its subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

•	Retail Services—servicing its retail clients, primarily by means of retail mutual funds sponsored by AB or an affiliated company, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.

•	Private Wealth Management Services—servicing its private clients, including high-net-worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities (including most institutions for which AB manages accounts with less than $25 million in assets), by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles.

•	Bernstein Research Services—servicing institutional investors, such as pension fund, hedge fund and mutual fund managers, seeking high-quality fundamental research, quantitative services and brokerage-related services in equities and listed options.

AB also provides distribution, shareholder servicing, transfer agency services and administrative services to the mutual funds it sponsors.

AB’s high-quality, in-depth research is the foundation of its business. AB’s research disciplines include economic, fundamental equity, fixed income and quantitative research. In addition, AB has experts focused on multi-asset strategies, wealth management and alternative investments.

AB provides a broad range of investment services with expertise in:

•	Actively managed equity strategies, with global and regional portfolios across capitalization ranges and investment strategies, including value, growth and core equities;

•	Actively managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds and private equity (e.g., direct real estate investing); and

•	Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds.

AB’s services span various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

As of December 31, 2014, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owns approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”).

As of December 31, 2014, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, is as follows:

AXA and its subsidiaries	62.1%
AB Holding	36.5
Unaffiliated holders	1.4
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries have an approximate 62.7% economic interest in AB as of December 31, 2014.

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

AB Holding’s financial statements and notes should be read in conjunction with the consolidated financial statements and notes of AB, which are included in this Form 10-K.

Investment in AB

AB Holding records its investment in AB using the equity method of accounting. AB Holding’s investment is increased to reflect its proportionate share of income of AB and decreased to reflect its proportionate share of losses of AB and cash distributions made by AB to its Unitholders. In addition, its investment is adjusted to reflect its proportionate share of certain capital transactions of AB.

Cash Distributions

AB Holding is required to distribute all of its Available Cash Flow, as defined in the Amended and Restated Agreement of Limited Partnership of AB Holding (“AB Holding Partnership Agreement”), to its Unitholders pro rata in accordance with their percentage interests in AB Holding. Available Cash Flow is defined as the cash distributions AB Holding receives from AB minus such amounts as the General Partner determines, in its sole discretion, should be retained by AB Holding for use in its business or plus such amounts as the General Partner determines, in its sole discretion, should be released from previously retained cash flow.

On February 12, 2015, the General Partner declared a distribution of $0.57 per unit, representing a distribution of Available Cash Flow for the three months ended December 31, 2014. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on March 12, 2015 to holders of record at the close of business on February 23, 2015.

Total cash distributions per Unit paid to Unitholders during 2014, 2013 and 2012 were $1.89, $1.59 and $0.95, respectively.

Long-term Incentive Compensation Plans

AB maintains several unfunded, non-qualified long-term incentive compensation plans, under which the company grants awards of restricted AB Holding Units and options to buy AB Holding Units to its employees and members of the Board of Directors (“Eligible Directors”) who are not employed by AB or by any of AB’s affiliates.

AB funds its restricted AB Holding Unit awards either by purchasing AB Holding Units on the open market or purchasing newly-issued AB Holding Units from AB Holding, all of which are held in a consolidated rabbi trust until they are distributed to employees or retired. In accordance with the AB Holding Partnership Agreement, when AB purchases newly-issued AB Holding Units from AB Holding, AB Holding is required to use the proceeds it receives from AB to purchase the equivalent number of newly-issued AB Units, thus increasing its percentage ownership interest in AB. AB Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AB.

During 2014 and 2013, AB purchased 3.6 million and 5.2 million AB Holding Units for $92.8 million and $111.3 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 0.3 million and 1.9 million AB Holding Units for $7.2 million and $38.5 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

Each quarter, AB implements plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the U.S. Securities and Exchange Commission (“SEC”) as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2014 expired at the close of business on February 11, 2015. AB may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During 2014, AB granted to employees and Eligible Directors 7.6 million restricted AB Holding Unit awards (including 6.6 million granted in December for 2014 year-end awards). During 2013, AB granted to employees and Eligible Directors 13.9 million restricted AB Holding Unit awards (including 6.5 million granted in December 2013 for 2013 year-end awards and 6.5 million granted in January 2013 for 2012 year-end awards). Prior to the third quarter of 2013 (and our decision described in the next paragraph to retire unallocated AB Holding Units in AB’s consolidated rabbi trust), AB funded awards by allocating previously repurchased AB Holding Units that had been held in the rabbi trust. In 2014, AB used AB Holding Units repurchased during the fourth quarter of 2014 and newly-issued AB Holding Units to fund restricted AB Holding Units awards.

Effective July 1, 2013, management retired all unallocated AB Holding Units in AB’s consolidated rabbi trust. To retire such units, AB delivered the unallocated AB Holding Units held in the rabbi trust to AB Holding in exchange for the same number of AB units. Each entity then retired its units. As a result, on July 31, 2013, each of AB’s and AB Holding’s units outstanding decreased by approximately 13.1 million units. AB and AB Holding intend (subject to compliance with applicable safe harbor rules to avoid AB being treated as a publicly-traded partnership) to retire additional units as AB purchases AB Holding Units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, if such units are not required to fund new employee awards in the near future. If a sufficient number of AB Holding Units is not available in the rabbi trust to fund new awards, AB will purchase newly-issued AB Holding Units from AB Holding, as was done in 2014 and 2013.

During 2014, AB Holding issued 1.1 million AB Holding Units upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $19.0 million received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

3. Net Income Per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each year. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income - diluted”) and dividing by the diluted weighted average number of units outstanding for each year.

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except per unit amounts)

Net income - basic	$180,814	$165,502	$51,085
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	1,536	1,166	—
Net income - diluted	$182,350	$166,668	$51,085

Weighted average units outstanding - basic	96,802	96,461	101,067
Dilutive effect of compensatory options	1,148	961	1
Weighted average units outstanding - diluted	97,950	97,422	101,068

Basic net income per unit	$1.87	$1.72	$0.51
Diluted net income per unit	$1.86	$1.71	$0.51

For the years ended December 31, 2014, 2013 and 2012, we excluded 2,806,033, 2,923,035 and 8,438,902 options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect. Weighted average units outstanding do not include AB Holding’s proportional share (35.9% in 2013 and 37.5% in 2012) of the unallocated AB Holding Units then held by AB in its consolidated rabbi trust.

As discussed in Note 2, on July 1, 2013, management retired all unallocated AB Holding Units in AB’s consolidated rabbi trust, and, since that time, has continued to retire units as AB has purchased AB Holding Units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, if such units are not required to fund new employee awards in the near future.

4. Investment in AB

Changes in AB Holding’s investment in AB for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
	(in thousands)

Investment in AB as of January 1,	$1,533,654	$1,560,536
Equity in net income attributable to AB Unitholders	203,277	185,912
Changes in accumulated other comprehensive income (loss)	(16,635)	5,667
Cash distributions received from AB	(203,919)	(166,324)
Additional investments in AB from cash distributions paid to AB consolidated rabbi trust	—	14,076
Additional investments with proceeds from exercises of compensatory options to buy AB Holding Units, net	18,955	15,138
Reclassification of payable to AB	—	(9,226)
Capital contributions from AB	(1,814)	(1,566)
AB Holding Units retired	(14,577)	(287,303)
AB Holding Units issued to fund long-term incentive compensation plans	108,034	84,531
Change in AB Holding Units held by AB for long-term incentive compensation plans	765	132,213
Investment in AB as of December 31,	$1,627,740	$1,533,654

As of June 30, 2013, AB Holding had a payable to AB balance of $9.2 million. During the second quarter of 2013, management determined that the liability should be settled only upon liquidation of AB Holding. As a result of this determination, and due to the affiliated nature of AB Holding and AB, this liability has been included as a reduction in AB Holding’s investment in AB in the statement of financial condition as of December 31, 2013.

5. Units Outstanding

Changes in AB Holding Units outstanding for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013

Outstanding as of January 1,	96,028,494	105,173,342
Options exercised	1,110,070	887,642
Units issued	4,193,445	3,935,345
Units retired	(575,010)	(13,967,835)
Outstanding as of December 31,	100,756,999	96,028,494

As discussed in Note 2, on July 1, 2013, management retired all unallocated AB Holding Units in AB’s consolidated rabbi trust, and, since that time, has continued to retire units as AB has purchased AB Holding Units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, if such units are not required to fund new employee awards in the near future.

6. Income Taxes

AB Holding is a “grandfathered” publicly-traded partnership ("PTP") for federal tax purposes and, accordingly, is not subject to federal or state corporate income taxes. However, AB Holding is subject to the 4.0% New York City unincorporated business tax (“UBT”), net of credits for UBT paid by AB, and to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business. AB Holding’s partnership gross income is derived from its interest in AB.

The principal reasons for the difference between AB Holding’s effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31,
	2014		2013		2012
	(in thousands)

UBT statutory rate	$8,131	4.0%	$7,490	4.0%	$2,832	4.0%
Federal tax on partnership gross business income	22,131	10.9	19,944	10.7	19,348	27.3
State income taxes	332	0.2	466	0.3	374	0.6
Credit for UBT paid by AB	(8,131)	(4.0)	(7,490)	(4.0)	(2,832)	(4.0)
Income tax expense and effective tax rate	$22,463	11.1	$20,410	11.0	$19,722	27.9

AB Holding’s income tax is computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding Units in AB’s consolidated rabbi trust are not treated as outstanding for purposes of calculating AB Holding’s ownership interest in AB.

	Years Ended December 31,			% Change
	2014	2013	2012	2014-13	2013-12
	(in thousands)

Net income attributable to AB Unitholders	$570,383	$517,676	$188,916	10.2%	174.0%
Multiplied by: weighted average equity ownership interest	35.6%	35.9%	37.5%
Equity in net income attributable to AB Unitholders	$203,277	$185,912	$70,807	9.3	162.6

AB qualifying revenues	$2,153,317	$2,041,642	$1,930,154	5.5	5.8
Multiplied by: weighted average equity ownership interest for calculating tax	29.4%	27.9%	28.7%
Multiplied by: federal tax	3.5%	3.5%	3.5%
Federal income taxes	22,131	19,944	19,348
State income taxes	332	466	374
Total income taxes	$22,463	$20,410	$19,722	10.1	3.5

In order to preserve AB Holding’s status as a “grandfathered” PTP for federal income tax purposes, management ensures that AB Holding does not directly or indirectly (through AB) enter into a substantial new line of business. If AB Holding were to lose its status as a “grandfathered” PTP, it would be subject to corporate income tax, which would reduce materially AB Holding’s net income and its quarterly distributions to AB Holding Unitholders.

The effect of a tax position is recognized in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based solely on its technical merits. In making this assessment, a company must assume that the taxing authority will examine the tax position and have full knowledge of all relevant information. Accordingly, we have no liability for unrecognized tax benefits as of December 31, 2014 and 2013. A liability for unrecognized tax benefits, if required, would be recorded in income tax expense and affect the company’s effective tax rate.

We are no longer subject to federal, state and local income tax examinations by tax authorities for all years prior to 2011. Currently, there are no examinations in progress and to date we have not been notified of any future examinations by applicable taxing authorities.

7. Commitments and Contingencies

Legal and regulatory matters described below pertain to AB and are included here due to their potential significance to AB Holding’s investment in AB.

With respect to all significant litigation matters, we consider the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation. If the likelihood of a negative outcome is reasonably possible and we are able to determine an estimate of the possible loss or range of loss in excess of amounts already accrued, if any, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is often difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to inherent uncertainties, particularly when plaintiffs allege substantial or indeterminate damages. Such is also the case when the litigation is in its early stages or when the litigation is highly complex or broad in scope. In such cases, we disclose that we are unable to predict the outcome or estimate a possible loss or range of loss.

During the first quarter of 2012, AB received a legal letter of claim (the “Letter of Claim”) sent on behalf of Philips Pension Trustees Limited and Philips Electronic U.K. Limited (“Philips”), a former pension fund client, alleging that AllianceBernstein Limited (one of AB’s subsidiaries organized in the U.K.) was negligent and failed to meet certain applicable standards of care with respect to the initial investment in, and management of, a £500 million portfolio of U.S. mortgage-backed securities. The alleged damages range between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. On January 2, 2014, Philips filed a claim form (“Claim”) in the High Court of Justice in London, England, which formally commenced litigation with respect to the allegations in the Letter of Claim.

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

In addition to the Claim discussed immediately above, AB is involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege significant damages.

In the opinion of AB’s management, an adequate accrual has been made as of December 31, 2014 to provide for any probable losses regarding any litigation matters for which management can reasonably estimate an amount of loss. It is reasonably possible that AB could incur additional losses pertaining to these matters, but currently management cannot estimate any such additional losses.

Management, after consultation with legal counsel, currently believes that the outcome of any matter that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations, financial condition or liquidity. However, any inquiry, proceeding or litigation has the element of uncertainty; management cannot determine whether further developments relating to any matter that is pending or threatened, or all of them combined, will have a material adverse effect on our results of operations, financial condition or liquidity in any future reporting period.

8. Quarterly Financial Data (Unaudited)

	Quarters Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

2014:
Equity in net income attributable to AB Unitholders	$63,563	$49,876	$48,467	$41,371
Net income	$57,667	$44,134	$42,854	$36,159
Basic net income per unit(1)	$0.59	$0.45	$0.44	$0.38
Diluted net income per unit(1)	$0.59	$0.45	$0.44	$0.38
Cash distributions per unit(2)(3)	$0.57	$0.45	$0.45	$0.39

2013:
Equity in net income attributable to AB Unitholders	$62,971	$34,504	$45,440	$42,997
Net income	$57,472	$29,523	$40,276	$38,231
Basic net income per unit(1)	$0.62	$0.32	$0.40	$0.38
Diluted net income per unit(1)	$0.62	$0.32	$0.40	$0.38
Cash distributions per unit(2)(3)	$0.60	$0.40	$0.41	$0.38

(1)	Basic and diluted net income per unit are computed independently for each of the periods presented. Accordingly, the sum of the quarterly net income per unit amounts may not agree to the total for the year.
(2)	Declared and paid during the following quarter.
(3)	Cash distributions reflect the impact of AB’s non-GAAP adjustments.

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of
AllianceBernstein L.P.:

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, changes in partners’ capital and cash flows present fairly, in all material respects, the financial position of AllianceBernstein L.P. and its subsidiaries (“AB”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, AB maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AB’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on AB’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 12, 2015

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2014	2013
	(in thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$555,503	$509,891
Cash and securities segregated, at fair value (cost $476,275 and $980,458)	476,277	980,584
Receivables, net:
Brokers and dealers	378,467	323,446
Brokerage clients	1,243,667	938,148
Fees	292,901	289,039
Investments:
Long-term incentive compensation-related	98,779	117,579
Other	664,696	662,015
Furniture, equipment and leasehold improvements, net	160,956	174,518
Goodwill	3,044,807	2,986,539
Intangible assets, net	171,407	168,875
Deferred sales commissions, net	118,290	70,574
Other assets	172,703	164,643
Total assets	$7,378,453	$7,385,851

LIABILITIES AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$302,484	$291,023
Securities sold not yet purchased	88,902	71,983
Brokerage clients	1,501,227	1,698,469
AB mutual funds	141,132	133,005
Accounts payable and accrued expenses	432,355	529,004
Accrued compensation and benefits	291,000	324,243
Debt	488,988	268,398
Total liabilities	3,246,088	3,316,125
Commitments and contingencies (See Note 13)
Redeemable non-controlling interest	16,504	—
Capital:
General Partner	41,381	40,382
Limited partners: 273,040,452 and 268,373,419 units issued and outstanding	4,176,637	4,078,676
Receivables from affiliates	(16,359)	(16,542)
AB Holding Units held for long-term incentive compensation plans	(36,351)	(39,649)
Accumulated other comprehensive loss	(79,843)	(35,381)
Partners’ capital attributable to AB Unitholders	4,085,465	4,027,486
Non-controlling interests in consolidated entities	30,396	42,240
Total capital	4,115,861	4,069,726
Total liabilities and capital	$7,378,453	$7,385,851

See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except per unit amounts)

Revenues:
Investment advisory and services fees	$1,958,250	$1,849,105	$1,764,475
Bernstein research services	482,538	445,083	413,707
Distribution revenues	444,970	465,424	409,488
Dividend and interest income	22,322	19,962	21,286
Investment gains (losses)	(9,076)	33,339	29,202
Other revenues	108,788	105,058	101,801
Total revenues	3,007,792	2,917,971	2,739,959
Less: Interest expense	2,426	2,924	3,222
Net revenues	3,005,366	2,915,047	2,736,737

Expenses:
Employee compensation and benefits	1,265,664	1,212,011	1,168,645
Promotion and servicing:
Distribution-related payments	413,054	426,824	370,865
Amortization of deferred sales commissions	41,508	41,279	40,262
Other	224,576	204,568	198,416
General and administrative:
General and administrative	426,960	423,043	507,682
Real estate charges	52	28,424	223,038
Contingent payment arrangements	(2,782)	(10,174)	682
Interest on borrowings	2,797	2,962	3,429
Amortization of intangible assets	24,916	21,859	21,353
Total expenses	2,396,745	2,350,796	2,534,372

Operating income	608,621	564,251	202,365

Income tax	37,782	36,829	13,764

Net income	570,839	527,422	188,601

Net income (loss) of consolidated entities attributable to non-controlling interests	456	9,746	(315)

Net income attributable to AB Unitholders	$570,383	$517,676	$188,916

Net income per AB Unit:
Basic	$2.10	$1.89	$0.67
Diluted	$2.09	$1.88	$0.67

See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2014	2013	2012
	(in thousands)

Net income	$570,839	$527,422	$188,601
Other comprehensive income (loss):
Foreign currency translation adjustments	(20,872)	(12,422)	(1,253)
Income tax benefit	—	—	796
Foreign currency translation adjustments, net of tax	(20,872)	(12,422)	(457)
Unrealized gains on investments:
Unrealized gains arising during period	1,649	819	1,375
Less: reclassification adjustment for gains included in net income	19	4,715	47
Changes in unrealized gains (losses) on investments	1,630	(3,896)	1,328
Income tax (expense) benefit	(766)	1,130	(780)
Unrealized gains (losses) on investments, net of tax	864	(2,766)	548
Changes in employee benefit related items:
Amortization of transition asset	—	(47)	(143)
Amortization of prior service cost	(5,197)	5,828	107
Recognized actuarial (loss) gain	(19,656)	22,853	(10,074)
Changes in employee benefit related items	(24,853)	28,634	(10,110)
Income tax benefit (expense)	298	(444)	(134)
Employee benefit related items, net of tax	(24,555)	28,190	(10,244)
Other comprehensive income (loss)	(44,563)	13,002	(10,153)
Less: Comprehensive income (loss) in consolidated entities attributable to non-controlling interests	355	9,603	(354)
Comprehensive income attributable to AB Unitholders	$525,921	$530,821	$178,802

See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
General Partner’s Capital
Balance, beginning of year	$40,382	$41,213	$42,632
Net income	5,704	5,178	1,889
Cash distributions to General Partner	(5,732)	(4,623)	(3,226)
Long-term incentive compensation plans activity	92	642	(82)
Issuance (retirement) of AB Units, net	935	(2,028)	—
Balance, end of year	41,381	40,382	41,213
Limited Partners' Capital
Balance, beginning of year	4,078,676	4,165,461	4,306,760
Net income	564,679	512,498	187,027
Cash distributions to Unitholders	(566,616)	(456,659)	(318,208)
Long-term incentive compensation plans activity	8,929	59,924	(6,923)
Issuance (retirement) of AB Units, net	90,969	(202,548)	(3,195)
Balance, end of year	4,176,637	4,078,676	4,165,461
Receivables from Affiliates
Balance, beginning of year	(16,542)	(8,441)	(12,135)
Capital contributions from General Partner	2,325	3,386	4,440
Compensation plan accrual	(323)	(695)	(746)
Reclass of receivable from AB Holding	—	(9,226)	—
Capital contributions to AB Holding	(1,819)	(1,566)	—
Balance, end of year	(16,359)	(16,542)	(8,441)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of year	(39,649)	(389,941)	(323,382)
Purchases of AB Holding Units to fund long-term compensation plans, net	(90,143)	(111,619)	(238,015)
Reclassification from liability-based awards	—	130,777	130,281
(Issuance) retirement of AB Units, net	(93,457)	202,772	—
Long-term incentive compensation awards expense	176,916	162,771	20,661
Re-valuation of AB Holding Units held in rabbi trust	9,982	(34,409)	20,514
Balance, end of year	(36,351)	(39,649)	(389,941)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(35,381)	(48,526)	(38,413)
Unrealized gain (loss) on investments, net of tax	864	(2,766)	548
Foreign currency translation adjustment, net of tax	(20,771)	(12,279)	(417)
Changes in employee benefit related items, net of tax	(24,555)	28,190	(10,244)
Balance, end of year	(79,843)	(35,381)	(48,526)
Total Partners' Capital attributable to AB Unitholders	4,085,465	4,027,486	3,759,766
Non-controlling Interests in Consolidated Entities
Balance, beginning of year	42,240	43,502	54,025
Net income (loss)	456	9,746	(315)
Foreign currency translation adjustment	(101)	(143)	(39)
Acquisitions	—	—	(1)
Distributions to non-controlling interests of our consolidated venture capital fund activities	(12,199)	(10,865)	(10,168)
Balance, end of year	30,396	42,240	43,502
Total Capital	$4,115,861	$4,069,726	$3,803,268

See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$570,839	$527,422	$188,601
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	41,508	41,279	40,262
Non-cash long-term incentive compensation expense	176,636	159,020	21,830
Depreciation and other amortization	62,515	60,009	76,257
Unrealized losses (gains) on investments	13,343	(42,080)	(74,169)
Losses on real estate asset write-offs	429	3,837	41,450
Other, net	(1,819)	(70)	1,552
Changes in assets and liabilities:
Decrease (increase) in segregated cash and securities	504,307	570,742	(271,471)
(Increase) decrease in receivables	(444,536)	140,254	(226,553)
Decrease (increase) in investments	3,563	(10,781)	136,901
(Increase) in deferred sales commissions	(89,224)	(16,423)	(75,693)
(Increase) decrease in other assets	(6,375)	755	4,363
(Decrease) increase in payables	(85,226)	(867,447)	613,345
(Decrease) increase in accounts payable and accrued expenses	(64,588)	(51,880)	137,898
(Decrease) increase in accrued compensation and benefits	(51,283)	(9,076)	69,406
Net cash provided by operating activities	630,089	505,561	683,979

Cash flows from investing activities:
Purchases of investments	(492)	(7,702)	(108)
Proceeds from sales of investments	140	10,884	780
Purchases of furniture, equipment and leasehold improvements	(25,433)	(21,615)	(21,650)
Proceeds from sales of furniture, equipment and leasehold improvements	176	12	2,636
Purchase of businesses, net of cash acquired	(60,610)	(38,636)	—
Net cash used in investing activities	(86,219)	(57,057)	(18,342)

Cash flows from financing activities:
Issuance (repayment) of commercial paper, net	219,818	(55,754)	(123,250)
(Decrease) increase in overdrafts payable	(38,967)	52,277	(244)
Distributions to General Partner and Unitholders	(572,348)	(461,282)	(321,434)
Distributions to non-controlling interests in consolidated entities	(12,199)	(10,865)	(10,168)
Capital contributions from General Partner	2,325	3,386	4,440
Capital contributions to AB Holding	(1,814)	(1,566)	—
Payments of contingent payment arrangements	(759)	(4,426)	—
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	18,955	15,138	—
Additional investments by AB Holding from distributions paid to AB consolidated rabbi trust	—	14,076	11,595
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(90,143)	(111,619)	(238,015)
Purchases of AB Units	(1,553)	(1,805)	(3,195)
Other	(1,546)	62	(1,964)
Net cash used in financing activities	(478,231)	(562,378)	(682,235)
Effect of exchange rate changes on cash and cash equivalents	(20,027)	(3,417)	5,099
Net increase (decrease) in cash and cash equivalents	45,612	(117,291)	(11,499)
Cash and cash equivalents as of beginning of the period	509,891	627,182	638,681
Cash and cash equivalents as of end of the period	$555,503	$509,891	$627,182
Cash paid:
Interest paid	$3,148	$3,692	$4,809
Income taxes paid	42,028	13,423	10,063
Non-cash investing activities:
Fair value of assets acquired	87,821	81,929	—
Fair value of liabilities assumed	1,342	26,193	—
Fair value of redeemable non-controlling interest recorded	16,504	—	—
Non-cash financing activities:
Payables recorded under contingent payment arrangements	9,365	17,100	—

See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries
Notes to Consolidated Financial Statements

The words “we” and “our” refer collectively to AllianceBernstein L.P. and its subsidiaries (“AB”), or to their officers and employees. Similarly, the word “company” refers to AB. Cross-references are in italics.

1. Business Description and Organization

We provide research, diversified investment management and related services globally to a broad range of clients. Our principal services include:

•	Institutional Services—servicing our institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as AXA and its subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

•	Retail Services—servicing our retail clients, primarily by means of retail mutual funds sponsored by AB or an affiliated company, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.

•	Private Wealth Management Services—servicing our private clients, including high-net-worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities (including most institutions for which we manage accounts with less than $25 million in assets), by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles.

•	Bernstein Research Services—servicing institutional investors, such as pension fund, hedge fund and mutual fund managers, seeking high-quality fundamental research, quantitative services and brokerage-related services in equities and listed options.

We also provide distribution, shareholder servicing, transfer agency services and administrative services to the mutual funds we sponsor.

Our high-quality, in-depth research is the foundation of our business. Our research disciplines include economic, fundamental equity, fixed income and quantitative research. In addition, we have experts focused on multi-asset strategies, wealth management and alternative investments.

We provide a broad range of investment services with expertise in:

•	Actively managed equity strategies, with global and regional portfolios across capitalization ranges and investment strategies, including value, growth and core equities;

•	Actively managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds and private equity (e.g., direct real estate investing); and

•	Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds.

Our services span various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

As of December 31, 2014, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”) owns approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”).

As of December 31, 2014, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, is as follows:

AXA and its subsidiaries	62.1%
AB Holding	36.5
Unaffiliated holders	1.4
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries have an approximate 62.7% economic interest in AB as of December 31, 2014.

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

Principles of Consolidation

The consolidated financial statements include AB and its majority-owned and/or controlled subsidiaries. All significant inter-company transactions and balances among the consolidated entities have been eliminated.

Recently Adopted Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. We adopted this standard prospectively, effective January 1, 2014, and there was no material impact on our financial condition or results of operations.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. We adopted this standard prospectively, effective January 1, 2014, and there was no material impact on our financial condition or results of operations.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The amendment is effective retrospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. Management is currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendment is effective prospectively or retrospectively for fiscal years (and interim periods within those years) beginning after December 15, 2015 and is not expected to have a material impact on our financial condition or results of operations.

Reclassifications

During 2014, prior-period amounts for Institutional and Private Wealth Management finders’ fees previously presented as other promotion and servicing are now presented as distribution-related payments in the consolidated statements of income to conform to the current year’s presentation.

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

We provide seed capital to our investment teams to develop new products and services for our clients. Initially, we may be the sole investor in our new products as a result of our seed investments and, from one reporting period to the next, our ownership fluctuates as our clients invest and withdraw assets. Our seed investment portfolio has a weighted average age of approximately 16 months and we turn over approximately 50% of the seed investments annually.  These investments are temporary in nature. Our larger seed capital investments range from $1 million to $35 million, with an average size of $10 million. The Audit Committee of the Board of Directors has established a ceiling of $650 million for the seed investment program. We evaluate our seed investments on a quarterly basis and consolidate such investments as required pursuant to US GAAP.

As of December 31, 2014, we were the investment manager for one CDO that meets the definition of a VIE primarily due to the lack of unilateral decision-making authority of the equity holders. The CDO is an alternative investment vehicle created for the sole purpose of issuing collateralized debt instruments that offer investors the opportunity for returns that vary with the risk level of their investment. Our management fee structure for this CDO includes a senior management fee and subordinated incentive management fee. We hold no equity interest in this CDO. We evaluated the management fee structure, the current and expected economic performance of the entity and other provisions included in the governing documents of the CDO that might restrict or guarantee an expected loss or residual return. In accordance with ASC 810, Consolidation, we concluded that our collateral management agreement represented a variable interest primarily due to the level of subordinated fees. We evaluated whether we possessed both of the following characteristics of a controlling financial interest: (1) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. We determined that we possessed the decision-making power noted in criteria (1).

In evaluating criteria (2), we considered all facts regarding the design, terms and characteristics of the CDO and concluded that we do not meet the criteria. Our conclusion was based on the following quantitative and qualitative factors: (a) we have no involvement with the CDO beyond providing investment management services, (b) we hold no equity or debt interests in the CDO, (c) we are not a transferor of any of the assets of the CDO, (d) our expected aggregate fees in future periods are insignificant relative to the expected cash flows of the CDO, (e) the variability of our expected fees in relation to the expected cash flows of the CDO is insignificant, (f) our maximum exposure to loss for the CDO is our investment management fee, which is based upon the fair value of the CDO’s assets, (g) the CDO has no recourse against us for any losses sustained in the CDO structure, (h) we have not provided, nor do we expect to provide, any financial or other support to the CDO, and (i) there are no liquidity arrangements, guarantees and/or other commitments by third parties that would impact our variable interest in the CDO. As such, we do not have a controlling financial interest in the CDO and we do not consolidate the CDO into our consolidated financial statements. The cash, collateral investments (at fair value) and notes payable (at amortized cost) as of December 31, 2014 of this CDO are $16.0 million, $125.4 million and $132.2 million, respectively.

For the entities that meet the scope deferral, management reviews its agreements quarterly and its investments in, and other financial arrangements with, certain entities that hold client assets under management (“AUM”) to determine the VIEs that we are required to consolidate. These entities include certain mutual fund products, hedge funds, structured products, group trusts, collective investment trusts and limited partnerships. We earn investment management fees on AUM of these entities, but we derive no other benefit from the AUM and cannot use the AUM in our operations.

As of December 31, 2014, we have significant variable interests in certain structured products and hedge funds with approximately $30.6 million in AUM. However, these VIEs do not require consolidation because management has determined that we are not the primary beneficiary of the expected residual returns or expected losses of these entities. Our maximum exposure to loss is limited to our investment of $0.2 million in these entities.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, money market accounts, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Fees Receivable, Net

Fees receivable are shown net of allowances. An allowance for doubtful accounts related to investment advisory and services fees is determined through an analysis of the aging of receivables, assessments of collectability based on historical trends and other qualitative and quantitative factors, including our relationship with the client, the financial health (or ability to pay) of the client, current economic conditions and whether the account is active or closed. The allowance for doubtful accounts is not material to fees receivable.

Collateralized Securities Transactions

Customers’ securities transactions are recorded on a settlement date basis, with related commission income and expenses reported on a trade date basis. Receivables from and payables to clients include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables; such collateral is not reflected in the consolidated financial statements. We have the ability by contract or custom to sell or re-pledge this collateral, and have done so at various times. As of December 31, 2014, the fair value of these securities re-pledged was $9.6 million. Principal securities transactions and related expenses are recorded on a trade date basis.

Securities borrowed and securities loaned by Sanford C. Bernstein & Co., LLC (“SCB LLC”) and Sanford C. Bernstein Limited (“SCBL”), each of which is our subsidiary, are recorded at the amount of cash collateral advanced or received in connection with the transaction and are included in receivables from and payables to brokers and dealers in the consolidated statements of financial condition. Securities borrowed transactions require SCB LLC and SCBL to deposit cash collateral with the lender. With respect to securities loaned, SCB LLC (SCBL does not participate in security lending arrangements) receives cash collateral from the borrower. See Note 8 for securities borrowed and loaned amounts recorded in our consolidated statements of financial condition as of December 31, 2014 and 2013. The initial collateral advanced or received approximates or is greater than the fair value of securities borrowed or loaned. SCB LLC and SCBL monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate. As of December 31, 2014 and 2013, there is no allowance provision required for the collateral advanced. Income or expense is recognized over the life of the transactions.

As of December 31, 2014 and 2013, we had $26.3 million and $26.5 million, respectively, of cash on deposit with clearing organizations for trade facilitation purposes. In addition, as of December 31, 2014 and 2013, SCB LLC held U.S. Treasury Bills with values totaling $29.0 million and $39.0 million, respectively, in its investment account that are pledged as collateral with clearing organizations. These clearing organizations have the ability by contract or custom to sell or re-pledge this collateral.

Investments

Investments include U.S. Treasury Bills, unconsolidated mutual funds and limited partnership hedge funds we sponsor and manage, various separately-managed portfolios comprised of equity and fixed income securities, exchange-traded options and investments owned by a consolidated venture capital fund in which we own a controlling interest as the general partner and a 10% limited partnership interest.

Investments in U.S. Treasury Bills, mutual funds, and equity and fixed income securities are classified as either trading or available-for-sale securities. Trading investments are stated at fair value with unrealized gains and losses reported in investment gains and losses on the consolidated statements of income. Available-for-sale investments are stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in partners’ capital. Realized gains and losses on the sale of investments are reported in investment gains and losses on the consolidated statements of income. Average cost is used to determine realized gain or loss on investments sold.

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

Goodwill

In 2000, AB acquired SCB Inc., an investment research and management company formerly known as Sanford C. Bernstein Inc. (“Bernstein”). The Bernstein acquisition was accounted for under the purchase method and the cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, resulted in the recognition of goodwill of approximately $3.0 billion.

As of December 31, 2014, goodwill of $3.0 billion on the consolidated statement of financial condition included $2.8 billion as a result of the Bernstein acquisition and $244 million in regard to various smaller acquisitions. We have determined that AB has only one reporting segment and reporting unit.

We test our goodwill annually, as of September 30, for impairment. As of September 30, 2014, the impairment test indicated that goodwill was not impaired. We also review the carrying value of goodwill if facts and circumstances occur that suggest possible impairment, such as significant declines in AUM, revenues, earnings or the price of an AB Holding Unit.

Intangible Assets, Net

Intangible assets consist primarily of costs assigned to acquired investment management contracts of Bernstein based on their estimated fair value at the time of acquisition, less accumulated amortization. Intangible assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life ranging from six years to 20 years.

As of December 31, 2014, intangible assets, net of accumulated amortization, of $171.4 million on the consolidated statement of financial condition was composed of $157.9 million of definite-lived intangible assets subject to amortization, of which $119.0 million relates to the Bernstein acquisition, and $13.5 million of indefinite-lived intangible assets not subject to amortization in regard to other acquisitions. As of December 31, 2013, intangible assets, net of accumulated amortization, of $168.9 million on the consolidated statement of financial condition was composed of $158.9 million of definite-lived intangible assets subject to amortization, of which $139.7 million relates to the Bernstein acquisition, and $10.0 million of indefinite-lived intangible assets not subject to amortization in regard to other acquisitions. The gross carrying amount of definite-lived intangible assets totaled $460.7 million as of December 31, 2014 and $436.8 million as of December 31, 2013, and accumulated amortization was $302.8 million as of December 31, 2014 and $277.9 million as of December 31, 2013. Amortization expense was $24.9 million for 2014, $21.9 million for 2013 and $21.4 million for 2012. Estimated annual amortization expense for each of the next five years is approximately $24 million.

We periodically review intangible assets for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, we perform additional impairment tests to measure the amount of the impairment loss, if any.

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

We periodically review the deferred sales commission asset for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, we perform additional impairment tests to measure the amount of the impairment loss, if any.

Loss Contingencies

With respect to all significant litigation matters, we consider the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation. If the likelihood of a negative outcome is reasonably possible and we are able to determine an estimate of the possible loss or range of loss in excess of amounts already accrued, if any, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is often difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to inherent uncertainties, particularly when plaintiffs allege substantial or indeterminate damages. Such is also the case when the litigation is in its early stages or when the litigation is highly complex or broad in scope. In these cases, we disclose that we are unable to predict the outcome or estimate a possible loss or range of loss.

Revenue Recognition

We record as revenue investment advisory and services fees, which we generally calculate as a percentage of AUM, as we perform the related services. Certain investment advisory contracts, including those associated with hedge funds or other alternative investments, provide for a performance-based fee, in addition to a base advisory fee, which is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. We record performance-based fees as a component of revenue at the end of each contract’s measurement period.

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

The Valuation Committee, which is composed of senior officers and employees, is responsible for overseeing the pricing and valuation of all investments held in client and AB portfolios. The Valuation Committee has adopted a Statement of Pricing Policies describing principles and policies that apply to pricing and valuing investments held in these portfolios. We also have a Pricing Group, which reports to the Valuation Committee, and is responsible for overseeing the pricing process for all investments.

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

Contingent Payment Arrangements

We periodically enter into contingent payment arrangements in connection with our business combinations. In these arrangements, we agree to pay additional consideration to the sellers to the extent that certain performance targets are achieved. We estimate the fair value of these potential future obligations at the time a business combination is consummated and record a liability on our consolidated statements of financial condition. We then accrete the obligation to its expected payment amount over the measurement period. If our expected payment amount subsequently changes, the obligation is modified in the current period resulting in a gain or loss. Both gains and losses resulting from changes to expected payments and the accretion of these obligations to their expected payment amounts are reflected within contingent payment arrangements in our consolidated statements of income.

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

Long-term Incentive Compensation Plans

We maintain several unfunded, non-qualified long-term incentive compensation plans, under which we grant annual awards to employees, generally in the fourth quarter.

Awards granted in December 2014, 2013 and 2012 allowed participants to allocate their awards between restricted AB Holding Units and deferred cash. Participants (except certain members of senior management) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $250,000 per award. Each of our employees based outside of the Unites States (other than expatriates) who received a 2014 or 2013 award of $100,000 or less could have allocated up to 100% of his or her award to deferred cash. For awards granted in 2014 and 2013, participants allocated their awards prior to the date on which the Compensation Committee granted awards, December 12, 2014 and 2013, respectively. These awards were valued using the closing price of an AB Holding Unit on these days. For awards granted in 2012, participants had until mid-January 2013 to allocate their awards. The number of restricted AB Holding Units issued equaled the remaining dollar value of the award divided by the average of the closing prices of an AB Holding Unit for a five business day period in January 2013 after participants made their elections. For awards granted in 2012 through 2014:

•	We engaged in open-market purchases of AB Holding Units, or purchased newly-issued AB Holding Units from AB Holding, that were awarded to participants and held them in a consolidated rabbi trust.

•	Quarterly distributions on vested and unvested AB Holding Units are paid currently to participants, regardless of whether or not a long-term deferral election has been made.

•	Interest on deferred cash is accrued monthly based on our monthly weighted average cost of funds.

We recognize compensation expense related to equity compensation grants in the financial statements using the fair value method. Fair value of restricted AB Holding Unit awards is the closing price of an AB Holding Unit on the grant date; fair value of options is determined using the Black-Scholes option valuation model. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the required service period. For year-end long-term incentive compensation awards, employees who resign or are terminated without cause may retain their awards, subject to compliance with certain agreements and restrictive covenants set forth in the applicable award agreement, including restrictions on competition and employee and client solicitation, and a claw-back for failing to follow existing risk management policies. Due to there being no service requirement, we fully expense these awards on grant date. Most equity replacement, sign-on or similar deferred compensation awards included in separate employment agreements or arrangements include a required service period. Regardless of whether or not the award agreement includes employee service requirements, AB Holding Units typically are distributed to employees ratably over four years, unless a long-term deferral election has been made.

Grants of restricted AB Holding Units and options to buy AB Holding Units typically are awarded during the second quarter to members of the Board of Directors (“Eligible Directors”) of the General Partner who are not employed by our company or by any of our affiliates. Restricted AB Holding Units are distributed on the third anniversary of the grant date and the options become exercisable ratably over three years. These restricted AB Holding Units and options are not forfeitable (except if the Eligible Director is terminated for “Cause”, as that term is defined in the applicable award agreement). Due to there being no service requirement, we fully expense these awards on grant date.

We fund our restricted AB Holding Unit awards either by purchasing AB Holding Units on the open market or purchasing newly-issued AB Holding Units from AB Holding, all of which are then held in a consolidated rabbi trust until they are distributed to employees or retired. In accordance with the Amended and Restated Agreement of Limited Partnership of AB (“AB Partnership Agreement”), when AB purchases newly-issued AB Holding Units from AB Holding, AB Holding is required to use the proceeds it receives from AB to purchase the equivalent number of newly-issued AB Units, thus increasing its percentage ownership interest in AB. AB Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AB.

During 2014 and 2013, we purchased 3.6 million and 5.2 million AB Holding Units for $92.8 million and $111.3 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 0.3 million and 1.9 million AB Holding Units for $7.2 million and $38.5 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. Purchases of AB Holding Units reflected on the consolidated statement of cash flows are net of AB Holding Units purchased by employees as part of a distribution reinvestment election.

Each quarter, we implement plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2014 expired at the close of business on February 11, 2015. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

During 2014, we granted to employees and Eligible Directors 7.6 million restricted AB Holding Unit awards (including 6.6 million granted in December for 2014 year-end awards). During 2013, we granted to employees and Eligible Directors 13.9 million restricted AB Holding Unit awards (including 6.5 million granted in December 2013 for 2013 year-end awards and 6.5 million granted in January 2013 for 2012 year-end awards). Prior to the third quarter of 2013 (and our decision described in the next paragraph to retire unallocated AB Holding Units in our consolidated rabbi trust), we funded awards by allocating previously repurchased AB Holding Units that had been held in the rabbi trust. In 2014, we used AB Holding Units repurchased during the fourth quarter of 2014 and newly-issued AB Holding Units to fund restricted AB Holding Unit awards.

Effective July 1, 2013, management retired all unallocated AB Holding Units in our consolidated rabbi trust. To retire such units, AB delivered the unallocated AB Holding Units held in the rabbi trust to AB Holding in exchange for the same number of AB units. Each entity then retired its units. As a result, on July 1, 2013, each of AB’s and AB Holding’s units outstanding decreased by approximately 13.1 million units. AB and AB Holding intend (subject to compliance with applicable safe harbor rules to avoid AB being treated as a publicly-traded partnership) to retire additional units as AB purchases AB Holding Units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, if such units are not required to fund new employee awards in the near future. If a sufficient number of AB Holding Units is not available in the rabbi trust to fund new awards, AB will purchase newly-issued AB Holding Units from AB Holding, as it did in 2014 and 2013.

During 2014, AB Holding issued 1.1 million AB Holding Units upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $19.0 million received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated from the functional currencies into United States dollars (“US$”) at exchange rates in effect at the balance sheet dates, and related revenues and expenses are translated into US$ at average exchange rates in effect during each period. Net foreign currency gains and losses resulting from the translation of assets and liabilities of foreign operations into US$ are reported as a separate component of other comprehensive income in the consolidated statements of comprehensive income. Net foreign currency transaction losses were $1.6 million, $3.1 million and $1.1 million for 2014, 2013 and 2012, respectively.

Cash Distributions

AB is required to distribute all of its Available Cash Flow, as defined in the AB Partnership Agreement, to its Unitholders and to the General Partner. Available Cash Flow can be summarized as the cash flow received by AB from operations minus such amounts as the General Partner determines, in its sole discretion, should be retained by AB for use in its business, or plus such amounts as the General Partner determines, in its sole discretion, should be released from previously retained cash flow.

Typically, Available Cash Flow has been the adjusted diluted net income unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. In future periods, management anticipates that Available Cash Flow will be based on adjusted diluted net income per unit, unless management determines that one or more non-GAAP adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation.

On February 12, 2015, the General Partner declared a distribution of $0.63 per AB Unit, representing a distribution of Available Cash Flow for the three months ended December 31, 2014. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on March 12, 2015 to holders of record on February 23, 2015.

Total cash distributions per Unit paid to the General Partner and Unitholders during 2014, 2013 and 2012 were $2.11, $1.69 and $1.15, respectively.

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

3. Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions commencing in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (all of this space has been sublet) and consolidate our New York-based employees into two office locations from three. During the third quarter of 2012, in an effort to further reduce our global real estate footprint, we completed a comprehensive review of our worldwide office locations and began implementing a global space consolidation plan. As a result, our intention is to sub-lease approximately 510,000 square feet of office space (approximately 90% of this space has been sublet), more than 70% of which is New York office space (in addition to the 380,000 square feet space reduction in 2010), with the remainder consisting of office space in England, Australia and various U.S. locations.

During 2012, we recorded pre-tax real estate charges of $223.0 million, comprising new real estate charges of $172.8 million ($163.6 million related to the 2012 plan and $9.2 million for the write-off of the New York City Data Center), $41.4 million for the write-off of leasehold improvements, furniture and equipment ($39.1 million related to the 2012 plan, $1.7 million for the write-off of the New York City Data Center and $0.6 million related to other real estate charges), and $8.8 million from a change in estimates related to previously recorded real estate charges for the 2010 plan.

During 2013, we recorded pre-tax real estate charges of $28.4 million, comprising $17.4 million from a change in estimates related to previously recorded real estate charges ($17.0 million related to the 2010 and 2012 plans and $0.4 million related to other real estate charges), new real estate charges of $6.6 million ($1.3 million related to the 2012 plan and $5.3 million related to other real estate charges) and $4.4 million for the write-off of leasehold improvements, furniture and equipment.

During 2014, we recorded pre-tax real estate charges of $0.1 million, comprising $5.5 million for the write-off of leasehold improvements, furniture and equipment ($5.0 million related to the 2012 plan and $0.5 million related to other real estate charges), offset by $4.7 million from a change in estimates related to previously recorded real estate charges (primarily relating to the 2010 and 2012 plans) and $0.7 million in credits related to other items.

The activity in the liability account relating to our 2010 and 2012 office space consolidation initiatives for the following periods is as follows:

	Years Ended December 31,
	2014	2013
	(in thousands)

Balance as of January 1,	$199,527	$238,784
(Credit) expense incurred	(4,755)	18,371
Deferred rent	—	326
Payments made	(50,893)	(62,627)
Interest accretion	4,550	4,673
Balance as of end of period	$148,429	$199,527

4. Net Income Per Unit

Basic net income per unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the basic weighted average number of units outstanding for each year. Diluted net income per unit is derived by reducing net income for the 1% general partnership interest and dividing the remaining 99% by the total of the diluted weighted average number of units outstanding for each year.

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$570,383	$517,676	$188,916

Weighted average units outstanding—basic	269,118	271,258	277,721
Dilutive effect of compensatory options to buy AB Holding Units	1,148	961	1
Weighted average units outstanding—diluted	270,266	272,219	277,722

Basic net income per AB Unit	$2.10	$1.89	$0.67
Diluted net income per AB Unit	$2.09	$1.88	$0.67

For the years ended December 31, 2014, 2013 and 2012, we excluded 2,806,033, 2,923,035 and 8,438,902 options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect.

As discussed in Note 2, on July 1, 2013, management retired all unallocated AB Holding Units in AB’s consolidated rabbi trust, and, since that time, has continued to retire units as we have purchased AB Holding Units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, if such units are not required to fund new employee awards in the near future.

5. Cash and Securities Segregated Under Federal Regulations and Other Requirements

As of December 31, 2014 and 2013, $0.4 billion and $0.9 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of brokerage customers of SCB LLC under Rule 15c3-3 of the Exchange Act.

AllianceBernstein Investments, Inc. (one of our subsidiaries, “AllianceBernstein Investments”), the distributor of company-sponsored mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of December 31, 2014 and 2013, $61.3 million and $56.0 million, respectively, of cash was segregated in these bank accounts.

6. Investments

Investments consist of:

	December 31,
	2014	2013
	(in thousands)

Available-for-sale (primarily seed capital)	$6,172	$4,858
Trading:
Long-term incentive compensation-related	74,095	88,385
U.S. Treasury Bills	28,982	38,986
Seed capital	400,746	316,681
Equities and exchange-traded options	102,010	130,059
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	24,684	29,194
Seed capital	33,951	75,354
Consolidated private equity fund (10% seed capital)	32,604	45,741
Private equity (seed capital)	48,734	45,360
Other	11,497	4,976
Total investments	$763,475	$779,594

Total investments related to long-term incentive compensation obligations of $98.8 million and $117.6 million as of December 31, 2014 and 2013, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in our services that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.

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

U.S. Treasury Bills are held by SCB LLC in its investment account, the majority of which are pledged as collateral with clearing organizations. These clearing organizations have the ability by contract or custom to sell or re-pledge this collateral.

We provide seed capital to our investment teams to develop new products and services for our clients. The seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. Seed capital also includes investments in private equity funds, such as our consolidated venture capital fund, which holds technology, media, telecommunications, healthcare and clean-tech investments, and a third-party venture capital fund that invests in communications, consumer, digital media, healthcare and information technology markets.

Trading securities also include long positions in corporate equities, long exchange-traded options traded through our options desk and an exchange-traded fund.

The cost and fair value of available-for-sale and trading investments held as of December 31, 2014 and 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2014:
Available-for-sale:
Equity investments	$4,339	$1,625	$(13)	$5,951
Fixed income investments	202	19	—	221
	$4,541	$1,644	$(13)	$6,172
Trading:
Equity investments	$411,898	$18,370	$(20,476)	$409,792
Fixed income investments	199,645	2,646	(6,250)	196,041
	$611,543	$21,016	$(26,726)	$605,833

December 31, 2013:
Available-for-sale:
Equity investments	$8,261	$158	$(3,625)	$4,794
Fixed income investments	493	2	(431)	64
	$8,754	$160	$(4,056)	$4,858
Trading:
Equity investments	$324,432	$32,486	$(20,132)	$336,786
Fixed income investments	242,647	2,150	(7,472)	237,325
	$567,079	$34,636	$(27,604)	$574,111

Proceeds from sales of available-for-sale investments were approximately $0.1 million, $10.9 million and $0.8 million in 2014, 2013, and 2012, respectively. Realized gains from our sales of available-for-sale investments were zero in 2014, $4.7 million in 2013 and $0.1 million in 2012. Realized losses from our sales of available-for-sale investments were zero in 2014 and 2013 and $0.1 million in 2012. We assess valuation declines to determine the extent to which such declines are fundamental to the underlying investment or attributable to temporary market-related factors. Based on our assessment as of December 31, 2014, we do not believe the declines are other than temporary.

7. Derivative Instruments

We enter into various futures, forwards and swaps to economically hedge certain seed money investments. In addition, we have currency forwards that economically hedge certain cash accounts and an exchange-traded future to economically hedge a foreign exchange-traded fund. We do not hold any derivatives designated in a formal hedge relationship under Accounting Standards Codification (“ASC”) 815-10, Derivatives and Hedging.

The notional value, fair value and gains and losses recognized in investment gains (losses) as of December 31, 2014 and 2013 for derivative instruments not designated as hedging instruments were as follows:

	Notional Value	Derivative Assets	Derivative Liabilities	Gains (Losses)
	(in thousands)
December 31, 2014:
Exchange-traded futures	$149,863	$571	$2,438	$(3,766)
Currency forwards	149,282	1,782	333	3,160
Interest rate swaps	50,591	1,507	2,679	(2,941)
Credit default swaps	32,745	1,432	110	(826)
Option swaps	11	107	88	(338)
Total return swaps	125,913	1,388	3,744	(14,566)
Total derivatives	$508,405	$6,787	$9,392	$(19,277)

December 31, 2013:
Exchange-traded futures	$63,107	$289	$2,542	$(10,492)
Currency forwards	111,774	576	927	(2,555)
Interest rate swaps	81,253	1,149	573	621
Credit default swaps	42,270	696	126	(1,126)
Option swaps	144	87	86	(399)
Total return swaps	85,107	488	2,057	(5,157)
Total derivatives	$383,655	$3,285	$6,311	$(19,108)

As of December 31, 2014 and 2013, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our consolidated statements of financial condition. Gains and losses on derivative instruments are reported in investments gains and losses on the consolidated statements of income.

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We take steps to minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of December 31, 2014 and 2013, we held $1.0 million and $1.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our consolidated statements of financial condition.

Although notional amount is the most commonly used measure of volume in the derivatives market, it is not used as a measure of credit risk. Generally, the current credit exposure of our derivative contracts is limited to the net positive estimated fair value of derivative contracts at the reporting date after taking into consideration the existence of netting agreements and any collateral received. A derivative with positive value (a derivative asset) indicates existence of credit risk because the counterparty would owe us if the contract were closed. Alternatively, a derivative contract with negative value (a derivative liability) indicates we would owe money to the counterparty if the contract were closed. Generally, if there is more than one derivative transaction with a single counterparty, a master netting arrangement exists with respect to derivative transactions with that counterparty to provide for aggregate net settlement.

Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions related to each counterparty's credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating (or in some agreements, our AUM) falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of December 31, 2014 and 2013, we delivered $13.2 million and $8.9 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our consolidated statements of financial condition.

8. Offsetting Assets and Liabilities

Offsetting of securities borrowed as of December 31, 2014 and 2013 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)

December 31, 2014	$158,147	$—	$158,147	$—	$158,147	$—
December 31, 2013	$83,619	$—	$83,619	$—	$83,619	$—
Offsetting of securities loaned as of December 31, 2014 and 2013 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)

December 31, 2014	$33,645	$—	$33,645	$—	$33,645	$—
December 31, 2013	$65,101	$—	$65,101	$—	$65,101	$—

9. Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. The three broad levels of fair value hierarchy are as follows:

•	Level 1—Quoted prices in active markets are available for identical assets or liabilities as of the reported date.

•	Level 2—Quoted prices in markets that are not active or other pricing inputs that are either directly or indirectly observable as of the reported date.

•	Level 3—Prices or valuation techniques that are both significant to the fair value measurement and unobservable as of the reported date. These financial instruments do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Valuation of our financial instruments by pricing observability levels as of December 31, 2014 and 2013 was as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2014:
Money markets	$89,566	$—	$—	$89,566
U.S. Treasury Bills	—	444,152	—	444,152
Available-for-sale
Equity securities	5,951	—	—	5,951
Fixed income securities	221	—	—	221
Trading
Equity securities	387,495	7	—	387,502
Fixed income securities	164,317	2,742	—	167,059
Long exchange-traded options	22,290	—	—	22,290
Derivatives	571	6,216	—	6,787
Private equity	12,162	—	58,926	71,088
Total assets measured at fair value	$682,573	$453,117	$58,926	$1,194,616

Securities sold not yet purchased
Short equities – corporate	$81,784	$—	$—	$81,784
Short exchange-traded options	7,118	—	—	7,118
Derivatives	2,438	6,954	—	9,392
Total liabilities measured at fair value	$91,340	$6,954	$—	$98,294

December 31, 2013:
Money markets	$153,630	$—	$—	$153,630
U.S. Treasury Bills	—	964,953	—	964,953
Available-for-sale
Equity securities	4,794	—	—	4,794
Fixed income securities	64	—	—	64
Trading
Equity securities	312,931	1,235	—	314,166
Fixed income securities	194,085	4,253	—	198,338
Long exchange-traded options	22,621	—	—	22,621
Derivatives	289	2,996	—	3,285
Private equity	19,836	8,934	52,081	80,851
Total assets measured at fair value	$708,250	$982,371	$52,081	$1,742,702

Securities sold not yet purchased
Short equities – corporate	$46,978	$—	$—	$46,978
Short exchange-traded options	25,005	—	—	25,005
Derivatives	2,542	3,769	—	6,311
Total liabilities measured at fair value	$74,525	$3,769	$—	$78,294

We provide below a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

•	Money markets: We invest excess cash in various money market funds that are valued based on quoted prices in active markets; these are included in Level 1 of the valuation hierarchy.

•	Treasury Bills: We hold U.S. Treasury Bills, which are primarily segregated in a special reserve bank custody account as required by Rule 15c3-3 of the Exchange Act. These securities are valued based on quoted yields in secondary markets and are included in Level 2 of the valuation hierarchy.

•	Equity and fixed income securities: Our equity and fixed income securities consist principally of company-sponsored mutual funds with net asset values and various separately-managed portfolios consisting primarily of equity and fixed income securities with quoted prices in active markets, which are included in Level 1 of the valuation hierarchy. In addition, some securities are valued based on observable inputs from recognized pricing vendors, which are included in Level 2 of the valuation hierarchy.

•	Derivatives: We hold exchange-traded futures with counterparties that are included in Level 1 of the valuation hierarchy. In addition, we hold currency forward contracts, interest rate swaps, credit default swaps, option swaps and total return swaps with counterparties that are included in Level 2 of the valuation hierarchy.

•	Options: We hold long exchange-traded options that are included in Level 1 of the valuation hierarchy.

•	Private equity: Generally, the valuation of private equity investments owned by our consolidated venture capital fund or by us directly (regarding an investment in a private equity fund focused exclusively on the energy sector) requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation, including current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlooks, and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. For these reasons, which make the fair value of private equity investments unobservable, equity investments are included in Level 3 of the valuation hierarchy. We also invest in a third-party venture capital fund in which fair value is based on our capital account balance provided by the partnership and is included in Level 3 of the valuation hierarchy. If private equity investments owned by our consolidated venture capital fund become publicly-traded, they are included in Level 1 of the valuation hierarchy. Also, if they contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy. During the second quarter of 2013, one of our private securities went public and, due to a trading restriction period, $19.2 million was transferred from a Level 3 classification to a Level 2 classification. During the fourth quarter of 2013, the trading restriction period for one of our public securities lapsed and, as a result, $19.8 million was transferred from a Level 2 classification to a Level 1 classification. Also, during the fourth quarter of 2013, one of our private securities merged with a public company and, due to a trading restriction period, $8.9 million was transferred from a Level 3 to a Level 2 classification. During the first quarter of 2014, the trading restriction period for one of our public securities lapsed and, as a result, $3.0 million was transferred from a Level 2 classification to a Level 1 classification. During the second quarter of 2014, the trading restriction period for one of our public securities lapsed and, as a result, $4.0 million was transferred from a Level 2 classification to a Level 1 classification. During the third quarter of 2014, one of our investments began actively trading and, as a result, $1.6 million was transferred from a Level 3 classification to a Level 1 classification.

•	Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value is as follows:

	December 31, 2014	December 31, 2013
	(in thousands)

Balance as of beginning of period	$52,081	$76,953
Transfers in (out), net	(1,594)	(28,155)
Purchases	7,976	4,058
Sales	(1,121)	(3,518)
Realized gains (losses), net	721	(6,578)
Unrealized gains (losses), net	863	9,321
Balance as of end of period	$58,926	$52,081

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

Quantitative information about Level 3 fair value measurements as of December 31, 2014 and 2013 is as follows:

	Fair Value as of December 31, 2014	Valuation Technique	Unobservable Input	Range
	(in thousands)
Private Equity:

Technology, Media and Telecommunications	$20,112	Market comparable companies	Revenue multiple	2.0 – 3.5
			Discount rate	18%
			Discount years	2.0 years

In addition, as of December 31, 2014, there are two investments in the Healthcare and Clean-tech category that are classified as Level 3. The first investment (fair value of $0.1 million) is being valued based on liquidation value. The second investment is a warrant (fair value of $0.1 million) and is valued using the Black-Scholes option valuation model. Also, we have an investment in a private equity fund focused exclusively on the energy sector (fair value of $7.5 million) that is classified as Level 3. This investment’s valuation is based on a market approach, considering recent transactions of the fund and the industry.

	Fair Value as of December 31, 2013	Valuation Technique	Unobservable Input	Range
	(in thousands)
Private Equity:

Technology, Media and Telecommunications	$13,956	Market comparable companies	Revenue multiple	2.5 – 3.5
			Discount rate	18%
			Discount years	1 .0
Healthcare and Clean-tech	$2,892	Market comparable companies	Revenue multiple(1)	1.2 – 49.0
			R&D multiple(1)	1.1 – 17.1
			Discount for lack of marketability and risk factors	50-60%

(1)	The median for the Healthcare and Clean-tech revenue multiple is 12.5; the median R&D multiple is 11.0.

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

The significant unobservable inputs used in the fair value measurement of the reporting entities’ venture capital securities in the Healthcare and Clean-tech areas as of December 31, 2013 are enterprise value to revenue multiples, enterprise value to R&D investment multiples, and a discount for lack of marketability and various risk factors. Significant increases (decreases) in the enterprise value to revenue multiple and enterprise value to R&D investment multiple inputs in isolation would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in the discount for lack of marketability and various risk factors in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the level of enterprise value to revenue multiple is accompanied by a directionally similar change in the assumption used for the enterprise value to R&D multiple. In addition, a change in the assumption used for the discount for lack of marketability and various risk factors is not correlated to changes in the assumptions used for the enterprise value to revenue multiple or the enterprise value to R&D investment multiple.

One of our private equity investments is a venture capital fund (fair value of $31.0 million and unfunded commitment of $2.9 million as of December 31, 2014) that invests in communications, consumer, digital media, healthcare and information technology markets. In addition, one of the investments included in our consolidated private equity fund (fair value of $0.1 million and no unfunded commitment as of December 31, 2014) is a venture capital fund investing in clean energy, resource and energy efficiency and other sustainable industries. The fair value of each of these investments has been estimated using the capital account balances provided by the partnerships. The interests in these partnerships cannot be redeemed.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the years ended December 31, 2014 or 2013.

10. Furniture, Equipment and Leasehold Improvements, Net

Furniture, equipment and leasehold improvements, net consist of:

	December 31,
	2014	2013
	(in thousands)

Furniture and equipment	$532,512	$526,478
Leasehold improvements	259,588	258,061
	792,100	784,539
Less: Accumulated depreciation and amortization	(631,144)	(610,021)
Furniture, equipment and leasehold improvements, net	$160,956	$174,518

Depreciation and amortization expense on furniture, equipment and leasehold improvements were $36.2 million, $36.5 million and $52.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

During 2014, 2013 and 2012, we recorded $0.1 million, $28.4 million and $223.0 million, respectively, in pre-tax real estate charges. Included in these charges were $5.5 million, $4.4 million and $41.4 million, respectively, worth of leasehold improvements, furniture and equipment we wrote off related to the respective spaces. See Note 3 for further discussion of the real estate charges.

11. Deferred Sales Commissions, Net

The components of deferred sales commissions, net for the years ended December 31, 2014 and 2013 were as follows (excluding amounts related to fully amortized deferred sales commissions):

	December 31,
	2014	2013
	(in thousands)

Carrying amount of deferred sales commissions	$918,270	$813,636
Less: Accumulated amortization	(557,818)	(516,311)
Cumulative CDSC received	(242,162)	(226,751)
Deferred sales commissions, net	$118,290	$70,574

Amortization expense was $41.5 million, $41.3 million and $40.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated future amortization expense related to the December 31, 2014 net asset balance, assuming no additional CDSC is received in future periods, is as follows (in thousands):

2015	$43,209
2016	34,541
2017	26,911
2018	13,175
2019	398
2020	56
$118,290

12. Debt

As of December 31, 2014 and 2013, AB had $489.0 million and $268.4 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.3% for both periods. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during 2014 and 2013 were $335.0 million and $282.0 million, respectively, with weighted average interest rates of approximately 0.2% and 0.3%, respectively.

AB has a $1.0 billion committed, unsecured senior revolving credit facility (“Credit Facility”) with a group of commercial banks and other lenders. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250 million, any such increase being subject to the consent of the affected lenders. The Credit Facility is available for AB’s and SCB LLC’s business purposes, including the support of AB’s $1.0 billion commercial paper program. Both AB and SCB LLC can draw directly under the Credit Facility and management may draw on the Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Credit Facility.

The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, among other things, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2014, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility automatically would become immediately due and payable, and the lender’s commitments automatically would terminate.

Amounts under the Credit Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. Voluntary prepayments and commitment reductions requested by us are permitted at any time without fee (other than customary breakage costs relating to the prepayment of any drawn loans) upon proper notice and subject to a minimum dollar requirement. Borrowings under the Credit Facility bear interest at a rate per annum, which will be, at our option, a rate equal to an applicable margin, which is subject to adjustment based on the credit ratings of AB, plus one of the following indexes: London Interbank Offered Rate; a floating base rate; or the Federal Funds rate.

On October 22, 2014, as part of an amendment and restatement, the maturity date of the Credit Facility was extended from January 17, 2017 to October 22, 2019. There were no other significant changes included in the amendment.

As of December 31, 2014 and 2013, we had no amounts outstanding under the Credit Facility. During 2014 and 2013, we did not draw upon the Credit Facility.

In addition, SCB LLC has five uncommitted lines of credit with four financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $200 million, with AB named as an additional borrower, while three lines have no stated limit. As of December 31, 2014 and 2013, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during 2014 and 2013 were $5.5 million and $6.2 million, respectively, with weighted average interest rates of approximately 1.1% and 1.0%, respectively.

13. Commitments and Contingencies

Operating Leases

We lease office space, furniture and office equipment under various operating leases. The future minimum payments under non-cancelable leases, sublease commitments and related payments we are obligated to make, net of sublease commitments of third party lessees to make payments to us, as of December 31, 2014, are as follows:

	Payments	Sublease Receipts	Net Payments
	(in millions)

2015	$136.2	$41.5	$94.7
2016	135.3	43.2	92.1
2017	134.9	42.0	92.9
2018	125.6	41.4	84.2
2019	120.6	41.2	79.4
2020 and thereafter	819.5	106.3	713.2
Total future minimum payments	$1,472.1	$315.6	$1,156.5

Office leases contain escalation clauses that provide for the pass through of increases in operating expenses and real estate taxes. Rent expense, which is amortized on a straight-line basis over the life of the lease, was $73.0 million, $74.7 million and $100.4 million, respectively, for the years ended December 31, 2014, 2013 and 2012, net of sublease income of $3.3 million, $3.4 million and $3.2 million, respectively, for the years ended December 31, 2014, 2013 and 2012. During 2014, we had rent credits of $5.4 million relating to our real estate consolidation plans. In addition, we accelerated rent of $24.0 million and $181.6 million in 2013 and 2012, respectively. See Note 3 for further discussion of the real estate charges.

Legal Proceedings

During the first quarter of 2012, we received a legal letter of claim (“Letter of Claim”) sent on behalf of Philips Pension Trustees Limited and Philips Electronics U.K. Limited (“Philips”), a former pension fund client, alleging that AllianceBernstein Limited (one of our subsidiaries organized in the U.K.) was negligent and failed to meet certain applicable standards of care with respect to the initial investment in, and management of, a £500 million portfolio of U.S. mortgage-backed securities. The alleged damages range between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. On January 2, 2014, Philips filed a claim form (“Claim”) in the High Court of Justice in London, England, which formally commenced litigation with respect to the allegations in the Letter of Claim.

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

In management’s opinion, an adequate accrual has been made as of December 31, 2014 to provide for any probable losses regarding any litigation matters for which we can reasonably estimate an amount of loss. It is reasonably possible that we could incur additional losses pertaining to these matters, but currently we cannot estimate any such additional losses.

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

Other

During 2009, we entered into a subscription agreement under which we committed to invest up to $35 million, as amended in 2011, in a venture capital fund over a six-year period. As of December 31, 2014, we have funded $32.1 million of this commitment.

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25 million in the Real Estate Fund. As of December 31, 2014, we have funded $16.4 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $25 million in the Real Estate Fund II. As of December 31, 2014, we have not funded this commitment.

During 2012, we entered into an investment agreement under which we committed to invest up to $8 million in an oil and gas fund over a three-year period. As of December 31, 2014, we have funded $6.1 million of this commitment.

14. Net Capital

SCB LLC, a broker-dealer and a member organization of the New York Stock Exchange (“NYSE”), is subject to the Uniform Net Capital Rule 15c3-1 of the Exchange Act. SCB LLC computes its net capital under the alternative method permitted by the rule, which requires that minimum net capital, as defined, equals the greater of $1 million or two percent of aggregate debit items arising from customer transactions, as defined. As of December 31, 2014, SCB LLC had net capital of $171.7 million, which was $147.2 million in excess of the minimum net capital requirement of $24.5 million. Advances, dividend payments and other equity withdrawals by SCB LLC are restricted by regulations of the U.S. Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority, Inc., and other securities agencies.

SCBL is a member of the London Stock Exchange. As of December 31, 2014, SCBL was subject to financial resources requirements of $26.0 million imposed by the Financial Conduct Authority of the United Kingdom and had aggregate regulatory financial resources of $43.5 million, an excess of $17.5 million.

AllianceBernstein Investments serves as distributor and/or underwriter for certain company-sponsored mutual funds. AllianceBernstein Investments is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the SEC. As of December 31, 2014, AllianceBernstein Investments had net capital of $40.1 million, which was $39.8 million in excess of its required net capital of $0.3 million.

Many of our subsidiaries around the world are subject to minimum net capital requirements by the local laws and regulations to which they are subject. As of December 31, 2014, each of our subsidiaries subject to a minimum net capital requirement satisfied the applicable requirement.

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

SCB LLC’s customer securities activities are transacted on either a cash or margin basis. In margin transactions, SCB LLC extends credit to the customer, subject to various regulatory and internal margin requirements. These transactions are collateralized by cash or securities in the customer’s account. In connection with these activities, SCB LLC may execute and clear customer transactions involving the sale of securities not yet purchased. SCB LLC seeks to control the risks associated with margin transactions by requiring customers to maintain collateral in compliance with the aforementioned regulatory and internal guidelines. SCB LLC monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral, or reduce positions, when necessary. A majority of SCB LLC’s customer margin accounts are managed on a discretionary basis whereby AB maintains control over the investment activity in the accounts. For these discretionary accounts, SCB LLC’s margin deficiency exposure is minimized through maintaining a diversified portfolio of securities in the accounts and by virtue of AB’s discretionary authority and SCB LLC’s role as custodian.

SCB LLC may enter into forward foreign currency contracts on behalf of accounts for which SCB LLC acts as custodian. SCB LLC minimizes credit risk associated with these contracts by monitoring these positions on a daily basis, as well as by virtue of AB’s discretionary authority and SCB LLC’s role as custodian.

In accordance with industry practice, SCB LLC and SCBL record customer transactions on a settlement date basis, which generally was three business days after trade date during 2014. SCB LLC and SCBL are exposed to risk of loss on these transactions in the event of the customer’s or broker’s inability to meet the terms of their contracts, in which case SCB LLC and SCBL may have to purchase or sell financial instruments at prevailing market prices. The risks assumed by SCB LLC and SCBL in connection with these transactions are not expected to have a material adverse effect on AB’s, SCB LLC’s, or SCBL’s financial condition or results of operations.

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

AB enters into various futures, forwards and swaps primarily to economically hedge certain of its seed money investments. AB may be exposed to credit losses in the event of nonperformance by counterparties to these derivative financial instruments. See Note 7 for further discussion.

16. Qualified Employee Benefit Plans

We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes. Aggregate contributions for 2014, 2013 and 2012 were $13.5 million, $12.8 million and $13.0 million, respectively.

We maintain several defined contribution plans for foreign employees working for our subsidiaries in the United Kingdom, Australia, Japan and other locations outside the United States. Employer contributions generally are consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $7.3 million, $6.0 million and $6.7 million in 2014, 2013 and 2012, respectively.

We maintain a qualified, noncontributory, defined benefit retirement plan (“Retirement Plan”) covering current and former employees who were employed by AB in the United States prior to October 2, 2000. Benefits are based on years of credited service, average final base salary (as defined in the Retirement Plan) and primary Social Security benefits. Service and compensation after December 31, 2008 are not taken into account in determining participants’ retirement benefits.

Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not greater than the maximum amount we can deduct for federal income tax purposes. We contributed $6.0 million to the Retirement Plan during 2014. We currently do not plan to make a contribution to the Retirement Plan during 2015. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, has not determined the amount, if any, of additional future contributions that may be required.

The Retirement Plan’s projected benefit obligation, fair value of plan assets, and funded status (amounts recognized in the consolidated statements of financial condition) were as follows:

	Years Ended December 31,
	2014	2013
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$93,548	$107,806
Interest cost	4,895	4,640
Actuarial loss (gain)	19,909	(15,534)
Benefits paid	(4,619)	(3,364)
Projected benefit obligation at end of year	113,733	93,548
Change in plan assets:
Plan assets at fair value at beginning of year	83,831	71,620
Actual return on plan assets	5,108	11,575
Employer contribution	6,000	4,000
Benefits paid	(4,619)	(3,364)
Plan assets at fair value at end of year	90,320	83,831
Funded status	$(23,413)	$(9,717)

The amounts recognized in other comprehensive (loss) income for 2014, 2013 and 2012 were as follows:

	2014	2013	2012
	(in thousands)

Unrecognized net (loss) gain from experience different from that assumed and effects of changes and assumptions	$(20,803)	$22,871	$(9,194)
Unrecognized net plan assets as of January 1, 1987 being recognized over 26.3 years	—	(47)	(143)
	(20,803)	22,824	(9,337)
Income tax benefit (expense)	232	(388)	(126)
Other comprehensive (loss) gain	$(20,571)	$22,436	$(9,463)

The loss of $20.6 million recognized in 2014 primarily was due to changes in the discount rate and lump sum interest rates ($12.0 million) and changes in the mortality assumption ($7.5 million). The gain of $22.4 million recognized in 2013 primarily was due to changes in the discount rate ($16.1 million) and earnings of plan assets exceeding expectations ($6.2 million). The loss of $9.5 million recognized in 2012 primarily was due to changes in the discount rate and lump sum interest rates ($14.2 million), offset by earnings of plan assets exceeding expectations ($3.4 million).

The amounts included in accumulated other comprehensive income (loss) as of December 31, 2014 and 2013 were as follows:

	2014	2013
	(in thousands)

Unrecognized net loss from experience different from that assumed and effects of changes and assumptions	$(46,196)	$(25,393)
Unrecognized net plan assets as of January 1, 1987 being recognized over 26.3 years	—	—
	(46,196)	(25,393)
Income tax benefit	567	335
Accumulated other comprehensive loss	$(45,629)	$(25,058)

The estimated amortization of loss for the Retirement Plan that will be amortized from accumulated other comprehensive income over the next year is $950,139. The accumulated benefit obligation for the plan was $113.7 million and $93.5 million, respectively, as of December 31, 2014 and 2013.

The discount rates used to determine benefit obligations as of December 31, 2014 and 2013 (measurement dates) were 4.3% and 5.3%, respectively.

Benefit payments are expected to be paid as follows (in thousands):

2015	$4,938
2016	5,540
2017	4,508
2018	5,181
2019	5,932
2020-2024	31,981

Net (benefit) expense under the Retirement Plan consisted of:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)

Interest cost on projected benefit obligations	$4,895	$4,640	$4,633
Expected return on plan assets	(6,493)	(5,347)	(4,969)
Amortization of transition asset	—	(47)	(143)
Recognized actuarial loss	490	1,109	848
Net pension (benefit) expense	$(1,108)	$355	$369

Actuarial computations used to determine net periodic costs were made utilizing the following weighted-average assumptions:

	Years Ended December 31,
	2014	2013	2012

Discount rate on benefit obligations	5.3%	4.4%	5.1%
Expected long-term rate of return on plan assets	7.5	7.5	8.0

In developing the expected long-term rate of return on plan assets of 7.5%, management considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class.

As of December 31, 2014, the mortality assumption has been updated to the recently published Society of Actuaries (“SOA”) Study RP-2014 table and mortality improvement scale. Previously, mortality had been assumed using the RP-2000 table with mortality improvements projected with scale BB to 2020.

It is expected that the Internal Revenue Service (“IRS”) will update the mortality tables used to calculate lump sums to reflect the final tables published by the SOA. Since the current mortality tables have been published for plan years through 2015, updated tables will not be effective before 2016 with 2017 being more probable. For results for fiscal year-end 2014, we reflected the current IRS tables through 2016 and the new SOA tables with generational improvements for lump sum payments projected to begin in 2017 and later.

The Retirement Plan’s asset allocation percentages consisted of:

	December 31,
	2014	2013

Equity	62%	59%
Debt securities	18	21
Other	20	20
	100%	100%

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

See Note 9 for a description of how we measure the fair value of our plan assets.

The valuation of our Retirement Plan assets by pricing observability levels as of December 31, 2014 and 2013 was as follows:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash	$715	$—	$—	$715
Hedge fund	—	9,249	—	9,249
Fixed income mutual funds	22,040	—	—	22,040
Equity mutual fund	23,220	—	—	23,220
Equity securities	25,163	—	—	25,163
Equity private investment trusts	—	9,933	—	9,933
Total assets measured at fair value	$71,138	$19,182	$—	$90,320

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash	$444	$—	$—	$444
Hedge fund	—	5,758		5,758
Fixed income mutual funds	28,920	—	—	28,920
Equity mutual fund	14,795	—	—	14,795
Equity securities	23,440	—	—	23,440
Equity private investment trusts	—	10,474	—	10,474
Total assets measured at fair value	$67,599	$16,232	$—	$83,831

The Retirement Plan’s investments include the following:

•	two fixed income mutual funds, each of which seeks to generate income consistent with preservation of capital. One mutual fund invests in a portfolio of fixed income securities of U.S. and non-U.S. companies and U.S. and non-U.S. government securities and supranational entities, including lower-rated securities, while the second fund invests in a broad range of fixed income securities in both developed and emerging markets with a range of maturities from short- to long-duration;

•	separate equity and fixed income mutual funds which seek to moderate the volatility of equity and fixed income oriented asset allocation over the long term, as part of an investor’s overall asset allocation managed by AB;

•	a multi-style, multi-cap integrated portfolio adding incremental U.S. equity diversification to its value and growth equity selections, designed to deliver a long-term premium to the S&P 500 with greater consistency across a range of market environments;

•	two equity private investment trusts, one of which invests primarily in equity securities of non-U.S. companies located in emerging market countries, and the other of which invests in equity securities of established non-U.S. companies located in the countries comprising the MSCI EAFE Index, plus Canada; and

•	a hedge fund that seeks to provide attractive risk-adjusted returns over full market cycles with less volatility than the broad equity markets by allocating all or substantially all of its assets among portfolio managers through portfolio funds that employ a broad range of investment strategies.

17. Long-term Incentive Compensation Plans

We maintain an unfunded, non-qualified incentive compensation program known as the AllianceBernstein Incentive Compensation Award Program (“Incentive Compensation Program”), under which annual awards may be granted to eligible employees. See Note 2, "Summary of Significant Accounting Policies – Long-term Incentive Compensation Plans" for a discussion of the award provisions.

Under the Incentive Compensation Program, we made awards in 2014, 2013 and 2012 aggregating $176.5 million, $157.7 million and $150.1 million, respectively. The amounts charged to employee compensation and benefits for the years ended December 31, 2014, 2013 and 2012 were $173.2 million, $162.3 million and $151.4 million, respectively.

Effective as of July 1, 2010, we established the AllianceBernstein 2010 Long Term Incentive Plan, as amended (“2010 Plan”), which was adopted by AB Holding Unitholders at a special meeting of AB Holding Unitholders held on June 30, 2010. Since the 2010 Plan was adopted, the following forms of awards have been available for grant to employees and Eligible Directors: (i) restricted AB Holding Units or phantom restricted AB Holding Units (a “phantom” award is a contractual right to receive AB Holding Units at a later date or upon a specified event); (ii) options to buy AB Holding Units; and (iii) other AB Holding Unit-based awards (including, without limitation, AB Holding Unit appreciation rights and performance awards). The purpose of the 2010 Plan is to promote the interest of AB by: (i) attracting and retaining talented officers, employees and directors, (ii) motivating such officers, employees and directors by means of performance-related incentives to achieve longer-range business and operational goals, (iii) enabling such officers, employees and directors to participate in the long-term growth and financial success of AB, and (iv) aligning the interests of such officers, employees and directors with those of AB Holding Unitholders. The 2010 Plan will expire on June 30, 2020, and no awards under the 2010 Plan will be made after that date. Under the 2010 Plan, the aggregate number of AB Holding Units with respect to which awards may be granted is 60 million, including no more than 30 million newly-issued AB Holding Units.

The 2010 Plan was amended by the Board in May 2011, expanding the universe of persons eligible to receive awards under the 2010 Plan to include any member of the Board who is a former executive or former employee of an affiliate of AB Holding. For purposes of this amendment, “affiliate” includes any company or other entity that directly, or indirectly through one or more intermediaries, controls, is controlled by or is under common control with, AB.

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

The 2010 Plan was further amended by the Board in May 2012, when the Board authorized management to reacquire on the open market or otherwise all 60 million AB Holding Units available for awards under the 2010 Plan (less one AB Holding Unit for every newly-issued AB Holding Unit already awarded under the 2010 Plan), while maintaining the 30 million AB Holding Unit limitation on newly-issued AB Holding Units available for awards under the 2010 Plan.

As of December 31, 2014, 273,387 options to buy AB Holding Units had been granted and 42,316,221 AB Holding Units, net of forfeitures, were subject to other AB Holding Unit awards made under the 2010 Plan or an equity compensation plan with similar terms that expired in 2010. AB Holding Unit-based awards (including options) in respect of 17,410,392 AB Holding Units were available for grant as of December 31, 2014.

Options granted to employees generally are exercisable at a rate of 20% of the AB Holding Units subject to such options on each of the first five anniversary dates of the date of grant; options granted to Eligible Directors generally are exercisable at a rate of 33.3% of the AB Holding Units subject to such options on each of the first three anniversary dates of the date of grant. Restricted AB Holding Units awarded to our CEO pursuant to his employment agreements (as described below under “Restricted AB Holding Unit Awards”) vest ratable over his employment terms. Restricted AB Holding Units awarded under the Incentive Compensation Program vest 25% on December 1st of the subsequent four years.

Option Awards

Options to buy AB Holding Units (including grants to Eligible Directors) were granted as follows: 25,106 options were granted during 2014, 37,690 options were granted during 2013 and 114,443 options were granted during 2012. The weighted average fair value of options to buy AB Holding Units granted during 2014, 2013 and 2012 was $4.78, $5.44 and $3.67, respectively, on the date of grant, determined using the Black-Scholes option valuation model with the following assumptions:

	2014	2013	2012

Risk-free interest rate	1.5%	0.8 - 1.7%	0.7%
Expected cash distribution yield	8.4%	8.0 - 8.3%	6.2%
Historical volatility factor	48.9%	49.7 - 49.8%	49.2%
Expected term	6.0 years	6.0 years	6.0 years

Due to a lack of sufficient historical data, we have chosen to use the simplified method to calculate the expected term of options.

The activity in our option plan during 2014 is as follows:

	Options to Buy AB Holding Units	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2013	7,074,139	$40.82	4.9
Granted	25,106	22.99
Exercised	(1,110,070)	17.08
Forfeited	(24,764)	84.19
Expired	(22,000)	33.00
Outstanding as of December 31, 2014	5,942,411	45.03	3.9	$—
Exercisable as of December 31, 2014	4,948,954	38.12	3.9	—
Vested or expected to vest as of December 31, 2014	5,942,411	45.03	3.9	—

The aggregate intrinsic value as of December 31, 2014 of options outstanding, exercisable and expected to vest is negative, and is therefore presented as zero in the table above. The total intrinsic value of options exercised during 2014, 2013 and 2012 was $9.1 million, $5.0 million and zero, respectively.

Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the options awarded (determined using the Black-Scholes option valuation model) and is recognized over the required service period. We recorded compensation (credit) expense relating to option grants of $(0.3) million, $(3.8) million and $1.2 million, respectively, for the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, there was no compensation cost related to unvested option grants not yet recognized in the consolidated statement of income.

Restricted AB Holding Unit Awards

In 2014, 2013 and 2012, the Board granted restricted AB Holding Unit awards to Eligible Directors. These AB Holding Units give the Eligible Directors, in most instances, all the rights of other AB Holding Unitholders subject to such restrictions on transfer as the Board may impose. We awarded 31,320, 28,693 and 28,812 restricted AB Holding Units, respectively, in 2014, 2013 and 2012 with grant date fair values per restricted AB Holding Unit of $22.99 in 2014, $26.44 and $20.12 in 2013 (representing annual awards in May 2013 and special awards in September 2013 to two Eligible Directors who joined the Board in July 2013) and $14.58 in 2012. All of the restricted AB Holding Units vest on the third anniversary of grant date or immediately if a director leaves the Board for any reason other than “cause”, as defined in the applicable award agreement. We fully expensed these awards on each grant date. We recorded compensation expense relating to these awards of $0.7 million, $0.7 million and $0.4 million, respectively, for the years ended December 31, 2014, 2013 and 2012.

In connection with the commencement of Mr. Kraus’s employment as our CEO on December 19, 2008, he was granted 2.7 million restricted AB Holding Units with a grant date fair value of $19.20. Mr. Kraus’s restricted AB Holding Units vested ratably on each of the first five anniversaries of December 19, 2008, commencing December 19, 2009, subject to his continued employment by AB on the vesting dates. During June 2012, Mr. Kraus entered into an agreement (“Kraus Employment Agreement”) pursuant to which Mr. Kraus serves as our CEO. The Kraus Employment Agreement commenced on January 3, 2014 and terminates on January 2, 2019 (“Employment Term”), unless it is terminated in accordance with its terms. In connection with the signing of the Kraus Employment Agreement, Mr. Kraus was granted 2.7 million restricted AB Holding Units, vesting ratably over the Employment Term. Under US GAAP, the compensation expense for the AB Holding Unit award under the Kraus Employment Agreement of $33.1 million (based on the $12.17 grant date AB Holding Unit price) must be amortized on a straight-line basis over 6.5 years, beginning on the grant date. As a result, although Mr. Kraus did not receive any incremental cash compensation or cash distributions related to the restricted AB Holding Unit award pursuant to the Kraus Employment Agreement prior to the commencement of the Employment Term, we incurred $2.5 million of incremental compensation expense during the second half of 2012 and $5.1 million of such expense during 2013. We recorded compensation expense relating to the CEO restricted AB Holding Unit grants of $5.1 million, $15.5 million and $13.0 million, respectively, for the years ended December 31, 2014, 2013 and 2012.

In 1993, we established the Century Club Plan, under which employees of AB whose primary responsibilities are to assist in the distribution of company-sponsored mutual funds and who meet certain sales targets, are eligible to receive an award of restricted AB Holding Units. Awards granted prior to December 2010 vested ratably over three years and subsequent awards vest ratably over four years. The service requirement for Century Club participants was affected in the same manner as other long-term incentive compensation awards by the amendment to the employee long-term incentive compensation award program in December 2011. The 2014 awards were deferred until 2015. Management has decided not to grant new awards under the Century Club Plan after December 2015. We awarded 55,000 and 47,450 restricted AB Holding Units in 2013 and 2012, respectively. The grant date fair values per AB Holding Unit of these awards were $21.67 in 2013 and $17.91 in 2012. We recorded compensation (credit) expense relating to the Century Club Plan grants of $(0.1) million, $1.1 million and $0.7 million, respectively, for the years ended December 31, 2014, 2013 and 2012.

Since 2009, we have awarded restricted AB Holding Units under the Incentive Compensation Program. We awarded 6.8 million restricted AB Holding Units in 2014 (which included 6.6 million restricted AB Holding Units in December for the 2014 year-end awards and 0.2 million additional restricted AB Holding Units granted during the year relating to the 2013 year-end awards), 13.2 million restricted AB Holding Units in 2013 (which included 6.5 million restricted AB Holding Units granted in January 2013 for 2012 year-end awards, 0.2 million additional restricted AB Holding Units granted in the second quarter of 2013 relating to the 2012 year-end awards and 6.5 million restricted AB Holding Units in December 2013 for the 2013 year-end awards) and 8.7 million restricted AB Holding Units in 2012 (all of which were granted in January 2012 for 2011 year-end awards) with grant date fair values per restricted AB Holding Unit of $21.67 and $24.24 in 2014, ranging between $19.80 and $25.30 in 2013 and $14.90 in 2012.

We also award restricted AB Holding Units in connection with certain employment and separation agreements with vesting schedules ranging between two and five years. The fair value of the restricted AB Holding Units is amortized over the required service period as employee compensation expense. We awarded 0.7 million, 0.6 million and 0.6 million restricted AB Holding Units in 2014, 2013 and 2012, respectively, with grant date fair values per restricted AB Holding Unit ranging between $21.07 and $27.40 in 2014, $12.13 and $24.15 in 2013 and $12.13 and $17.58 in 2012. We recorded compensation expense relating to restricted AB Holding Unit grants in connection with certain employment and separation agreements of $13.2 million, $19.0 million and $20.1 million, respectively, for the years ended December 31, 2014, 2013 and 2012.

Changes in unvested restricted AB Holding Units during 2014 are as follows:

	AB Holding Units	Weighted Average Grant Date Fair Value per AB Holding Unit

Unvested as of December 31, 2013	22,183,310	$$19.02
Granted	7,628,435	24.25
Vested	(8,647,350)	19.76
Forfeited	(503,037)	19.61
Unvested as of December 31, 2014	20,661,358	20.63

The total grant date fair value of restricted AB Holding Units that vested during 2014, 2013 and 2012 was $170.9 million, $197.3 million and $184.2 million, respectively. As of December 31, 2014, there was $45.5 million of compensation expense related to unvested restricted AB Holding Unit awards granted and not yet recognized in the consolidated statement of income. We expect to recognize the expense over a weighted average period of 3.8 years.

18. Units Outstanding

Changes in limited partnership units outstanding for the years ended December 31, 2014 and 2013 were as follows:

	2014	2013

Outstanding as of January 1,	268,373,419	277,600,901
Options exercised	1,110,070	887,642
Units issued	4,193,445	3,935,345
Units retired	(636,482)	(14,050,469)
Outstanding as of December 31,	273,040,452	268,373,419

During 2014 and 2013, we purchased 61,472 and 82,634 AB Units, respectively, in private transactions and retired them.

As discussed in Note 2, on July 1, 2013, management retired all unallocated AB Holding Units in AB’s consolidated rabbi trust, and, since that time, has continued to retire units as we purchased AB Holding Units on the open market or from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards, if such units are not required to fund new employee awards in the near future.

19. Income Taxes

AB is a private partnership for federal income tax purposes and, accordingly, is not subject to federal or state corporate income taxes. However, AB is subject to a 4.0% New York City unincorporated business tax (“UBT”). Domestic corporate subsidiaries of AB, which are subject to federal, state and local income taxes, generally are included in the filing of a consolidated federal income tax return with separate state and local income tax returns being filed. Foreign corporate subsidiaries are generally subject to taxes in the jurisdictions where they are located.

In order to preserve AB’s status as a private partnership for federal income tax purposes, AB Units must not be considered publicly traded. The AB Partnership Agreement provides that all transfers of AB Units must be approved by AXA Equitable Life Insurance Company (a subsidiary of AXA, “AXA Equitable”) and the General Partner; AXA Equitable and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in relevant treasury regulations. If AB Units were considered readily tradable, AB’s net income would be subject to federal and state corporate income tax, significantly reducing its quarterly distribution to AB Holding. Furthermore, should AB enter into a substantial new line of business, AB Holding, by virtue of its ownership of AB, would lose its status as a “grandfathered” publicly-traded partnership and would become subject to corporate income tax, which would reduce materially AB Holding’s net income and its quarterly distributions to AB Holding Unitholders.

Earnings before income taxes and income tax expense consist of:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)

Earnings before income taxes:
United States	$493,311	$471,813	$177,347
Foreign	115,310	92,438	25,018
Total	$608,621	$564,251	$202,365
Income tax expense:
Partnership UBT	$9,356	$4,403	$2,626
Corporate subsidiaries:
Federal	6,321	7,032	2,367
State and local	1,326	2,318	541
Foreign	31,625	26,139	8,852
Current tax expense	48,628	39,892	14,386
Deferred tax (benefit)	(10,846)	(3,063)	(622)
Income tax expense	$37,782	$36,829	$13,764

The principal reasons for the difference between the effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31,
	2014		2013		2012
	(in thousands)

UBT statutory rate	$24,345	4.0%	$22,570	4.0%	$8,095	4.0%
Corporate subsidiaries’ federal, state, local and foreign income taxes	24,516	4.0	27,766	4.9	12,547	6.2
Effect of ASC 740 adjustments, miscellaneous taxes, and other	2,586	0.4	(687)	(0.1)	(2,073)	(1.0)
Income not taxable resulting from use of UBT business apportionment factors	(13,665)	(2.2)	(12,820)	(2.3)	(4,805)	(2.4)
Income tax expense and effective tax rate	$37,782	6.2	$36,829	6.5	$13,764	6.8

Income tax expense increased $1.0 million, or 2.6%, in 2014 compared to 2013. The increase primarily is due to higher pre-tax earnings in the current year partially offset by a lower effective tax rate in the current year of 6.2% compared to 6.5% in 2013. The lower effective tax rate in 2014 primarily is due to a valuation allowance release of $10.7 million in one of our foreign subsidiaries, partially offset by an increase in tax reserves for uncertain tax positions of $7.4 million. Both items are included in the corporate subsidiaries’ federal, state, local and foreign income taxes line in the table above and are discussed below.

Income tax expense increased $23.1 million, or 167.6%, in 2013 compared to 2012. The increase primarily is due to significantly higher pre-tax earnings (in large part due to the 2012 real estate charges), partially offset by the impact of a lower effective tax rate in 2013 of 6.5% compared to 6.8% in 2012.

We recognize the effects of a tax position in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based solely on its technical merits. In making this assessment, we assume that the taxing authority will examine the tax position and have full knowledge of all relevant information.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)

Balance as of beginning of period	$2,975	$3,672	$4,028
Additions for prior year tax positions	2,838	-	158
Reductions for prior year tax positions	-	(580)	-
Additions for current year tax positions	5,498	706	918
Reductions for current year tax positions	-	-	-
Reductions related to closed years/settlements with tax authorities	-	(823)	(1,432)
Balance as of end of period	$11,311	$2,975	$3,672

The amount of unrecognized tax benefits as of December 31, 2014, 2013 and 2012, when recognized, is recorded as a reduction to income tax expense and reduces the company’s effective tax rate.

In the current year, new unrecognized tax benefits of $7.4 million were recorded related to transfer pricing changes (discussed below) and a prior acquisition. An existing unrecognized tax benefit was increased by $0.9 million.

Interest and penalties, if any, relating to tax positions are recorded in income tax expense on the consolidated statements of income. The total amount of interest expense (credit) recorded in income tax expense during 2014, 2013 and 2012 was $0.4 million, $0.1 million and $(0.3) million, respectively. The total amount of accrued interest payable recorded on the consolidated statements of financial condition as of December 31, 2014, 2013 and 2012 are $0.6 million, $0.2 million and $0.2 million, respectively. There were no accrued penalties as of December 31, 2014, 2013 or 2012.

Generally, the company is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for any year prior to 2011, except as set forth below.

During the fourth quarter of 2013, the Internal Revenue Service initiated an examination of our domestic corporate subsidiaries’ federal tax returns for the year 2011. This examination was closed in 2014 with no change to our filing.

During the third quarter of 2014, the City of New York notified us of an examination of AB’s UBT returns for the years 2010 and 2011. The examination remains in progress.

Currently, there are no income tax examinations at our significant non-U.S. subsidiaries. Years that remain open and may be subject to examination vary under local law, and range from one to seven years.

At December 31, 2014, it is reasonably possible that a portion of our unrecognized tax benefits will change within the next twelve months due to completion of tax authority exams. As noted above, AB is currently under audit by the City of New York. Approximately one-third of our unrecognized tax benefits relate to positions taken on City of New York UBT returns, two years of which are currently under audit. The amount of unrecognized tax benefits may significantly change upon resolution of these audits.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the net deferred tax asset (liability) is as follows:

	December 31,
	2014	2013
	(in thousands)
Deferred tax asset:
Differences between book and tax basis:
Benefits from net operating loss carryforwards	$23,539	$32,171
Long-term incentive compensation plans	18,694	21,957
Other, primarily accrued expenses deductible when paid	19,737	19,060
	61,970	73,188
Less: valuation allowance	(13,927)	(27,580)
Deferred tax asset	48,043	45,608
Deferred tax liability:
Differences between book and tax basis:
Intangible assets	6,874	5,917
Translation adjustment	8,725	8,725
Other	1,900	6,563
Deferred tax liability	17,499	21,205
Net deferred tax asset	$30,544	$24,403

Valuation allowances of $13.9 million and $27.6 million were established as of December 31, 2014 and 2013, respectively, primarily due to the uncertainty of realizing certain net operating loss (“NOL”) carryforwards given the future losses expected to be incurred by the applicable subsidiaries. We had NOL carryforwards at December 31, 2014 of approximately $86.9 million in certain foreign locations with an indefinite expiration period (including approximately $26.1 million as a result of our 2013 acquisition of W.P. Stewart & Co. Ltd. (“WPS”); see Note 22) and $135.7 million in certain domestic locations with expiration periods between 15 and 20 years (also relating to the 2013 acquisition of WPS). As of December 31, 2013, we had NOL carryforwards of approximately $106.5 million in certain foreign locations with an indefinite expiration period and $177.2 million in certain domestic locations with expiration periods between 15 and 20 years. From its inception in 2011 through December 31, 2013, SCB Hong Kong accumulated approximately $66.3 million (based on current exchange rates) in NOLs. Given the start-up nature of this business, the ability to utilize these losses in the future was uncertain. As a result, we recorded a valuation allowance against these losses. During 2014, we implemented a change to our transfer pricing methodology as it related to the legal entities involved in our SCB business. We have determined that it is more likely than not that all of the deferred tax assets related to the SCB Hong Kong NOLs will be realized in the future. As a result, the entire valuation allowance of $10.7 million related to those NOLs was released in 2014.

The deferred tax asset is included in other assets. Management has determined that realization of the deferred tax asset is more likely than not based on anticipated future taxable income.

We provide income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the United States. As of December 31, 2014, $821.1 million of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested outside the U.S. At existing applicable income tax rates, additional taxes of approximately $66.1 million, net of foreign tax credits, would need to be provided if such earnings were remitted.

20. Business Segment Information

Management has assessed the requirements of ASC 280, Segment Reporting, and determined that, because we utilize a consolidated approach to assess performance and allocate resources, we have only one operating segment. Enterprise-wide disclosures as of and for the years ended December 31, 2014, 2013 and 2012, were as follows:

Services

Net revenues derived from our investment management, research and related services were as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)

Institutions	$434,081	$438,946	$485,651
Retail	1,397,135	1,376,370	1,192,895
Private Wealth Management	664,324	591,358	585,791
Bernstein Research Services	482,538	445,083	413,707
Other	29,714	66,214	61,915
Total revenues	3,007,792	2,917,971	2,739,959
Less: Interest expense	2,426	2,924	3,222
Net revenues	$3,005,366	$2,915,047	$2,736,737

Our AllianceBernstein Global High Yield Portfolio, an open-end fund incorporated in Luxembourg (ACATEUH: LX), generated approximately 12%, 14% and 12% of our investment advisory and service fees and 13%, 14% and 13% of our net revenues during 2014, 2013 and 2012, respectively.

Geographic Information

Net revenues and long-lived assets, related to our U.S. and international operations, as of and for the years ended December 31, were as follows:

	2014	2013	2012
	(in thousands)
Net revenues:
United States	$1,779,422	$1,722,640	$1,699,550
International	1,225,944	1,192,407	1,037,187
Total	$3,005,366	$2,915,047	$2,736,737
Long-lived assets:
United States	$3,454,301	$3,352,870
International	41,159	47,636
Total	$3,495,460	$3,400,506

Major Customers

Company-sponsored mutual funds are distributed to individual investors through broker-dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries. Certain subsidiaries of AXA, including AXA Advisors, LLC, have entered into selected dealer agreements with AllianceBernstein Investments and have been responsible for 3%, 2% and 4% of our open-end mutual fund sales in 2014, 2013 and 2012, respectively. During 2014, UBS AG was responsible for approximately 11% of our open-end mutual fund sales. Neither AXA nor UBS AG is under any obligation to sell a specific amount of AB Fund shares and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations.

AXA and the general and separate accounts of AXA Equitable (including investments by the separate accounts of AXA Equitable in the funding vehicle EQ Advisors Trust) accounted for approximately 5%, 5% and 4% of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. No single institutional client other than AXA and its subsidiaries accounted for more than 1% of total revenues for the years ended December 31, 2014, 2013 and 2012.

21. Related Party Transactions

Mutual Funds

We provide investment management, distribution, shareholder, administrative and brokerage services to individual investors by means of retail mutual funds sponsored by our company, our subsidiaries and our affiliated joint venture companies. We provide substantially all of these services under contracts that specify the services to be provided and the fees to be charged. The contracts are subject to annual review and approval by each mutual fund’s boards of directors or trustees and, in certain circumstances, by the mutual fund’s shareholders. Revenues for services provided or related to the mutual funds are as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)

Investment advisory and services fees	$1,061,677	$1,009,901	$878,848
Distribution revenues	433,063	455,327	407,531
Shareholder servicing fees	91,020	90,718	89,117
Other revenues	6,694	5,682	5,127
Bernstein research services	13	113	133

Also, we have receivables from AB mutual funds recorded in our consolidated statements of financial condition of $174.1 million and $171.1 million as of December 31, 2014 and 2013, respectively.

AXA and its Subsidiaries

We provide investment management and certain administration services to AXA and its subsidiaries. In addition, AXA and its subsidiaries distribute company-sponsored mutual funds, for which they receive commissions and distribution payments. Sales of company-sponsored mutual funds through AXA and its subsidiaries aggregated approximately $1.1 billion, $0.7 billion and $1.7 billion for the years ended December 31, 2014, 2013 and 2012, respectively. Also, we are covered by various insurance policies maintained by AXA and its subsidiaries and we pay fees for technology and other services provided by AXA and its subsidiaries. Aggregate amounts included in the consolidated financial statements for transactions with AXA and its subsidiaries, as of and for the years ended December 31, are as follows:

	2014	2013	2012
	(in thousands)
Revenues:
Investment advisory and services fees	$131,317	$129,937	$112,636
Bernstein research services	958	1,152	982
Distribution revenues	11,590	9,823	1,383
Other revenues	1,041	815	599
	$144,906	$141,727	$115,600
Expenses:
Commissions and distribution payments to financial intermediaries	$16,255	$13,338	$7,924
General and administrative	20,176	18,311	19,779
Other	1,457	1,425	1,550
	$37,888	$33,074	$29,253
Balance Sheet:
Institutional investment advisory and services fees receivable	$9,681	$8,809
Prepaid expenses	1,483	1,647
Other due to AXA and its subsidiaries	(5,510)	(4,908)
	$5,654	$5,548

AllianceBernstein Venture Fund I, L.P. was launched during 2006. It seeks to achieve its investment objective, which is long-term capital appreciation through equity and equity-related investments, by acquiring early-stage growth companies in private transactions. One of our subsidiaries is the general partner of the fund and, as a result, the fund is included in our consolidated financial statements, with approximately $32.6 million and $45.7 million of investments in the consolidated statements of financial condition as of December 31, 2014 and 2013, respectively. AXA Equitable holds a 10% limited partnership interest in this fund.

We maintain an unfunded, non-qualified long-term incentive compensation plan known as the Capital Accumulation Plan and also have assumed obligations under contractual unfunded long-term incentive compensation arrangements covering certain executives (“Contractual Arrangements”). The Capital Accumulation Plan was frozen on December 31, 1987 and no additional awards have been made. The Board may terminate the Capital Accumulation Plan at any time without cause, in which case our liability would be limited to benefits that have vested. Payment of vested benefits under both the Capital Accumulation Plan and the Contractual Arrangements generally will be made over a ten-year period commencing at retirement age. The General Partner is obligated to make capital contributions to AB in amounts equal to benefits paid under the Capital Accumulation Plan and the Contractual Arrangements. Amounts paid by the General Partner to AB for the Capital Accumulation Plan and the Contractual Arrangements for the years ended December 31, 2014, 2013 and 2012 were $2.3 million, $3.4 million and $4.4 million, respectively.

Other Related Parties

The consolidated statements of financial condition include a net receivable from AB Holding as a result of cash transactions for fees and expense reimbursements. The net receivable balance included in the consolidated statements of financial condition as of December 31, 2014 and 2013 was $12.6 million and $10.8 million, respectively.

22. Acquisitions

Acquisitions are accounted for under ASC 805, Business Combinations.

On June 20, 2014, we acquired an approximate 82% ownership interest in CPH Capital Fondsmaeglerselskab A/S (“CPH”), a Danish asset management firm that managed approximately $3 billion in global core equity assets for institutional investors, for a cash payment of $64.4 million and a contingent consideration payable of $9.4 million. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $58.1 million of goodwill. We recorded $24.1 million of definite-lived intangible assets relating to separately-managed account relationships and $3.5 million of indefinite-lived intangible assets relating to an acquired fund’s investment contract. We also recorded redeemable non-controlling interest of $16.5 million relating to the fair value of the portion of CPH we do not own.

On December 12, 2013, we acquired WPS, an equity investment manager that managed approximately $2.1 billion in U.S., Global and EAFE concentrated growth equity strategies for its clients, primarily in the U.S. and Europe. On the acquisition date, we made a cash payment of $12 per share for the approximate 4.9 million WPS shares outstanding and issued to WPS shareholders transferable contingent value rights (“CVRs”), entitling the holders to an additional $4 per share if the assets under management in the acquired WPS investment services exceed $5 billion on or before the third anniversary of the acquisition date.  The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $32.4 million of goodwill. We also recorded $7.5 million of indefinite-lived intangible assets relating to the acquired fund’s investment contracts and $14.0 million of definite-lived intangible assets relating to separately-managed account relationships. As of the acquisition date, we recorded a contingent consideration payable of $17.1 million in regard to the CVRs.

The 2014 and 2013 acquisitions have not had a significant impact on 2014 or 2013 revenues and earnings. As a result, we have not provided supplemental pro forma information.

23. Quarterly Financial Data (Unaudited)

	Quarters Ended 2014
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

Net revenues	$787,352	$749,748	$753,648	$714,618
Net income attributable to AB Unitholders	$177,425	$139,798	$136,435	$116,725
Basic net income per AB Unit(1)	$0.65	$0.51	$0.50	$0.43
Diluted net income per AB Unit(1)	$0.65	$0.51	$0.50	$0.43
Cash distributions per AB Unit(2)(3)	$0.63	$0.51	$0.50	$0.44

	Quarters Ended 2013
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)

Net revenues	$765,572	$706,078	$734,275	$709,122
Net income attributable to AB Unitholders	$182,498	$99,948	$120,714	$114,516
Basic net income per AB Unit(1)	$0.68	$0.37	$0.43	$0.41
Diluted net income per AB Unit(1)	$0.68	$0.37	$0.43	$0.41
Cash distributions per AB Unit(2)(3)	$0.66	$0.46	$0.44	$0.41

(1)	Basic and diluted net income per unit are computed independently for each of the periods presented. Accordingly, the sum of the quarterly net income per unit amounts may not agree to the total for the year.
(2)	Declared and paid during the following quarter.
(3)	Cash distributions reflect the impact of our non-GAAP adjustments.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Neither AB nor AB Holding had any changes in or disagreements with accountants in respect of accounting or financial disclosure.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Each of AB Holding and AB maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported in a timely manner, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to permit timely decisions regarding our disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Management acknowledges its responsibility for establishing and maintaining adequate internal control over financial reporting for each of AB Holding and AB.

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

Management assessed the effectiveness of AB Holding’s and AB’s internal control over financial reporting as of December 31, 2014. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (“COSO criteria”).

Based on its assessment, management concluded that, as of December 31, 2014, each of AB Holding and AB maintained effective internal control over financial reporting based on the COSO criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the 2014 financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of each of AB Holding’s and AB’s internal control over financial reporting as of December 31, 2014. These reports can be found in Item 8.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Both AB and AB Holding reported all information required to be disclosed on Form 8-K during the fourth quarter of 2014.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We use “Internet Site” in Items 10 and 11 to refer to our company’s internet site, www.abglobal.com.

To contact our company’s Corporate Secretary, you may send an email to corporate_secretary@abglobal.com or write to Corporate Secretary, AllianceBernstein L.P., 1345 Avenue of the Americas, New York, New York 10105.

General Partner

The Partnerships’ activities are managed and controlled by the General Partner. The Board of the General Partner acts as the Board of each of the Partnerships. Neither AB Unitholders nor AB Holding Unitholders have any rights to manage or control the Partnerships or to elect directors of the General Partner. The General Partner is a subsidiary of AXA.

The General Partner does not receive any compensation from the Partnerships for services rendered to them as their general partner. The General Partner holds a 1% general partnership interest in AB and 100,000 units of general partnership interest in AB Holding. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit.

The General Partner is entitled to reimbursement by AB for any expenses it incurs in carrying out its activities as general partner of the Partnerships, including compensation paid by the General Partner to its directors and officers (to the extent such persons are not compensated directly by AB).

Board of Directors

Our Board currently consists of 13 members, including our Chief Executive Officer, four senior executives of AXA and certain of its subsidiaries, and eight independent directors. While we do not have a formal, written diversity policy in place, we believe that an effective board consists of a diverse group of individuals who collectively possess a variety of complementary skills and perspectives and who will work together to provide a board with the needed leadership and experience to successfully guide our company. As set forth in its charter, the Corporate Governance Committee of the Board (“Governance Committee”) assists the Board in identifying and evaluating such candidates, determining Board composition, developing and monitoring a process to assess Board effectiveness, developing and implementing corporate governance guidelines, and reviewing programs relating to matters of corporate responsibility.

As we indicate below, our directors have a combined wealth of leadership experience derived from extensive service leading large, complex organizations in their roles as either senior executives or board members and in government and academia. Each has the integrity, business judgment, collegiality and commitment that are among the essential characteristics for a member of our Board. Collectively, they have substantive knowledge and skills applicable to our business, including expertise in areas such as regulation; public accounting and financial reporting; finance; risk management; business development; operations; strategic planning; management development, succession planning and compensation; corporate governance; public policy; and international matters.

As of February 12, 2015, our directors are as follows:

Peter S. Kraus
Mr. Kraus, age 62, was elected Chairman of the Board and Chief Executive Officer in December 2008. Mr. Kraus has in-depth experience in financial services, including investment banking, asset management and private wealth management. From September 2008 through December 2008, he served as an executive vice president, the head of global strategy and a member of the Management Committee of Merrill Lynch & Company Inc. (“Merrill Lynch”). Prior to joining Merrill Lynch, Mr. Kraus spent 22 years with Goldman Sachs Group Inc. (“Goldman”), where he most recently served as co-head of the Investment Management Division and a member of the Management Committee, as well as head of firm-wide strategy and chairman of the Strategy Committee. Mr. Kraus also served as co-head of the Financial Institutions Group. He was named a partner at Goldman in 1994 and managing director in 1996.

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

Mr. Kraus brings to the Board extensive knowledge of our industry and in-depth experience in financial services, including experience as our CEO for the past six years and, previously, as co-head of the Investment Management Division and head of firm-wide strategy at Goldman.

Christopher M. Condron
Mr. Condron, age 67, was elected a Director of the General Partner in May 2001. Effective January 1, 2011, he retired as Director, President and Chief Executive Officer of AXA Financial, a post he held since May 2001. Prior to retiring, he was also Chairman of the Board, Chief Executive Officer and President of AXA Equitable and a member of the Management Committee of AXA. During 2010, he assumed the additional responsibility of overseeing AXA’s Global Life & Savings and Health businesses. Prior to joining AXA Financial, Mr. Condron served as both President and Chief Operating Officer of Mellon Financial Corporation (“Mellon”), from 1999, and as Chairman and Chief Executive Officer of The Dreyfus Corporation, a subsidiary of Mellon, from 1995. Mr. Condron sits on the board of directors and the executive committee, and serves as chairman of the compensation committee, of The American Ireland Fund.

Mr. Condron brings to the Board extensive financial services, insurance, sales and sell-side experience obtained throughout his career.

Henri de Castries
Mr. de Castries, age 60, was elected a Director of the General Partner in October 1993. In April 2010, in connection with a change in AXA’s governance structure from dual boards (the Supervisory Board and the Management Board) to a single Board of Directors, Mr. de Castries was appointed Chairman and Chief Executive Officer of AXA. From May 2000 through the change in AXA’s governance structure, Mr. de Castries was Chief Executive Officer of AXA and Chairman of the AXA Management Board. Prior thereto, he served AXA in various capacities, including Vice Chairman of the AXA Management Board; Senior Executive Vice President-Financial Services and Life Insurance Activities in the United States, Germany, the United Kingdom and Benelux from 1996 to 2000; Senior Executive Vice President-Financial Services and Life Insurance Activities from 1993 to 1996; Corporate Secretary from 1991 to 1993; and Central Director of Finances from 1989 to 1991. Before joining AXA, Mr. de Castries was part of the French Finance Ministry Inspection Office. He is a director or officer of AXA Financial, AXA Equitable and various other privately-held subsidiaries and affiliates of the AXA Group. Mr. de Castries was elected Vice Chairman of AXA Financial in February 1996 and was elected Chairman of AXA Financial in April 1998.  In addition, Mr. de Castries joined the board of directors and audit committee of Nestle, Inc. (VTX: NESN) in April 2012.

Mr. de Castries brings to the Board his extensive experience as an AXA executive and, prior thereto, his financial and public sector experience gained from working in French government. The Board also benefits from his invaluable perspective as the Chairman and Chief Executive Officer of AXA.

Denis Duverne
Mr. Duverne, age 61, was elected a Director of the General Partner in February 1996. In April 2010, he was appointed the Deputy Chief Executive Officer of AXA and a member of the Board of Directors of AXA. In January 2010, he was selected to oversee AXA Group strategy, finance and operations with AXA’s Chief Operating Officer, Chief Financial Officer and Chief Risk Officer reporting to him. Mr. Duverne was a member of the AXA Management Board from February 2003 through the change in AXA’s governance structure in April 2010. He was Chief Financial Officer of AXA from May 2003 through December 2009. From January 2000 to May 2003, Mr. Duverne served as Group Executive Vice President-Finance, Control and Strategy. Mr. Duverne joined AXA as Senior Vice President in 1995. He is a director of AXA Financial, AXA Equitable and various other privately-held subsidiaries and affiliates of the AXA Group.

Mr. Duverne brings to the Board the highly diverse experience he has attained throughout the years from the many key roles he has served for AXA.

Steven G. Elliott
Mr. Elliott, age 68, was elected a Director of the General Partner in January 2011. Until his retirement in December 2010, Mr. Elliott had served as Senior Vice Chairman of The Bank of New York Mellon (“BNY Mellon”) since 1998. In this role, he helped oversee numerous company-wide growth initiatives and co-headed the integration of The Bank of New York and Mellon from 2007 to 2009. Mr. Elliott was Chief Financial Officer of Mellon from 1990 to 2002 and Head of Finance from 1987 to 1990, while also leading some of Mellon’s diverse lines of business, including asset servicing, securities lending, global cash management and institutional banking. Before joining Mellon, he held senior positions at First Commerce Corporation (1986-87), Crocker National Bank (1984-86), Continental Illinois National Bank (1977-84) and United California Bank (1974-77). Since January 2011, he has been a member of the boards of directors of Huntington Bancshares Inc. (NASDAQ: HBAN) and PPL Corporation (NYSE: PPL). Since April 2011, he has served as Chairman of Huntington Bancshares’s risk oversight committee and, since January 2012, he has served as chairman of PPL Corporation’s audit committee. Mr. Elliott served as a director of Mellon (NYSE: MEL) from 2001 to the July 2007 merger with The Bank of New York and then as a director of BNY Mellon (NYSE: BK) through July 2008.

Mr. Elliott, an audit committee financial expert, brings to the Board the four decades of auditing and banking expertise he has gained in the financial services industry.

Deborah S. Hechinger
Ms. Hechinger, age 64, was elected a Director of the General Partner in May 2007. Currently an independent consultant on non-profit governance, she was President and Chief Executive Officer of BoardSource, a leading governance resource for non-profit organizations, from 2003 to 2007. From 2004 to 2007, Ms. Hechinger also served as co-convener of the Governance and Fiduciary Responsibilities work group, one of the five groups established by the Panel on the Nonprofit Sector to make recommendations to Congress on ways to improve the governance and accountability of non-profit organizations. She also served on the Advisory Board for the Center for Effective Philanthropy and was a Member of the Ethics and Accountability Committee at Independent Sector (“Independent Sector”), a leading coalition of non-profits, foundations and corporate giving programs committed to advancing the common good in America. Prior to joining BoardSource, Ms. Hechinger was the Executive Vice President of the World Wildlife Fund, a large, global conservation organization, where she oversaw all fundraising, communication and operations activities. She also has served as a Deputy Comptroller and as Director of the Securities and Corporate Practices Division at the Office of the Comptroller of the Currency and has held senior executive positions in the Division of Enforcement at the SEC. A graduate of Georgetown Law School, Ms. Hechinger has been a member in good standing of the District of Columbia Bar Association since 1975.

Ms. Hechinger brings to the Board the significant knowledge of corporate governance matters and public policy she has gained through her extensive experience in both the private and public sectors.

Weston M. Hicks
Mr. Hicks, age 58, was elected a Director of the General Partner in July 2005. He has been a director and the President and chief executive officer of Alleghany Corporation (NYSE: Y, “Alleghany”), an insurance and diversified financial services holding company, since December 2004 and was Executive Vice President of Alleghany from October 2002 until December 2004. From March 2001 through October 2002, Mr. Hicks was Executive Vice President and Chief Financial Officer of The Chubb Corporation.

Mr. Hicks brings to the Board extensive financial expertise, including his unique perspective as the chief executive officer of an unaffiliated publicly-traded company, his background as a professional investor and CFA charter holder, and his ten years of experience as an equity research analyst.

Heidi S. Messer
Ms. Messer, age 45, was elected a Director of the General Partner in February 2015. Since 2007, she has served as Co-Founder and Chairman of Cross Commerce Media, host to Collective[i], a network built around proprietary technology designed to transform what is currently referred to as “Big Data” into insights and intelligence for business users. In addition, Ms. Messer has served as Co-Founder and CEO of World Evolved, a platform for global investment and expansion, since 2006. She also is one of the founding members of the Zokei Network, a global network that encourages innovation across art, science, business and technology. Ms. Messer serves on the board of Partnership Fund for New York City and the advisory board of the Department of Physics and Astronomy at Johns Hopkins.

Prior to joining Collective[i], Ms. Messer co-founded Linkshare Corporation, host to one of the world’s largest online affiliate networks representing many on-line publishers and merchants. She served as a board member and as President and Chief Operating Officer of LinkShare Corporation until its sale to Rakuten, Inc. in 2005. A graduate of Harvard Law School, Ms. Messer has been a member in good standing of the New York Bar Association since 1997.

Ms. Messer brings to the Board extensive technology, investment and executive experience achieved through her roles in the formation and management of various technology companies.

Mark Pearson
Mr. Pearson, age 56, was elected a Director of the General Partner in February 2011. Also during February 2011, he succeeded Mr. Condron as Director, President and Chief Executive Officer of AXA Financial, and as Chairman and Chief Executive Officer of AXA Equitable. In September 2013, Mr. Pearson became President of AXA Equitable. In addition, he has been a member of the Management Committee of AXA since 2011 and the Executive Committee of AXA since 2008.

Mr. Pearson joined AXA in 1995 when AXA acquired National Mutual Funds Management Limited (presently AXA Asia Pacific Holdings Limited) and was appointed Regional Chief Executive of AXA Asia Life in 2001. In 2008, Mr. Pearson was named President and Chief Executive Officer of AXA Japan Holding Co., Ltd. (“AXA Japan”). Prior to joining AXA, Mr. Pearson spent approximately 20 years in the insurance sector, holding several senior management positions at National Mutual Holdings and Friends Provident.

Mr. Pearson brings to the Board the diverse financial services experience he has developed through his service as an executive, including as CEO, with AXA Financial, AXA Japan and other AXA affiliates.

Scott A. Schoen
Mr. Schoen, age 56, was elected a Director of the General Partner in July 2013.  He has served as Chief Executive Officer of Baylon Capital Partners, L.P. (“Baylon”), a private family investment office, since April 2013.  In addition, Mr. Schoen has served as a Senior Advisor to Thomas Lee Partners, L.P. (“THL”), a private equity firm, since 2012 and, prior thereto, held various senior management roles with THL, including Vice Chairman from 2010 to 2011, Co-President from 2003 to 2009 and Senior Managing Director from 1998 to 2003.  Mr. Schoen began his career in the investment banking group at Goldman.  He serves as chairman of the board of trustees of Partners Continuing Care and Spaulding Rehabilitation Hospital, a member of the board of trustees of Partners Healthcare System, a member of the President’s Council of Massachusetts General Hospital, and a director of Share Our Strength.

Mr. Schoen, an audit committee financial expert, brings to the Board extensive private equity and investment banking experience, as well as his executive experience as the CEO of Baylon.

Lorie A. Slutsky
Ms. Slutsky, age 62, was elected a Director of the General Partner in July 2002. Since January 1990, she has been President and Chief Executive Officer of The New York Community Trust (“NYCT”), a community foundation that manages a $2.5 billion endowment and annually grants more than $140 million to non-profit organizations. Ms. Slutsky is Treasurer and a board member of Independent Sector and co-chaired its National Panel on the Non-Profit Sector, which focused on reducing abuse and improving governance practices at non-profit organizations. She served on the Board of Directors of BoardSource from 1999 to 2008 and served as its Chair from 2005 to 2007. Ms. Slutsky also served as Trustee and Chair of the Budget Committee of Colgate University from 1989 to 1997 and as a member of the Council on Foundations from 1989 to 1995, for which she also served as Chair from 1993 to 1995. She has been a Director of AXA Financial, AXA Equitable and MLOA since September 2006. In addition, Ms. Slutsky was a member of AXA Financial’s Audit Committee from 2006 through 2010. She has been a member of AXA Financial’s Organization and Compensation Committee since 2006 and was elected Chair of the Organization and Compensation Committee in February 2012.

Ms. Slutsky brings to the Board extensive corporate governance experience achieved through her executive and managerial roles at NYCT, BoardSource, Independent Sector and various other non-profit organizations. She also brings valuable insight gained from serving on boards and board committees at certain of our parent companies.

Christian Thimann
Mr. Thimann, age 48, was elected a Director of the General Partner in February 2014. In January 2014, he joined AXA as Group Head of Strategy & Public Affairs and as a member of AXA’s Executive Committee. Prior to joining AXA, Mr. Thimann held several senior positions spanning 15 years with the European Central Bank, including, most recently, Director General and Adviser to the President from November 2008 until December 2013. From 1995 to 1998, he worked with the International Monetary Fund. Mr. Thimann is trustee of the Max-Planck-Institute for Tax Law and Public Finance and has published numerous articles on international finance, monetary economics and macroeconomics. He earned a PhD in economics in 1995.

Mr. Thimann brings to the Board his vast experience in public affairs and international finance.

Joshua A. Weinreich
Mr. Weinreich, age 54, was elected a Director of the General Partner in July 2013.  A career finance executive, Mr. Weinreich retired in 2004 after 20 years with Bankers Trust/Deutsche Bank where he served as Global Head of Hedge Funds for Deutsche Bank, Chief Executive Officer of Deutsche Asset Management, Americas, Co-Head of Bankers Trust Private Bank, Chief Investment Officer for Bankers Trust Private Bank, as well as President of BT Futures, and Head of Corporate Capital Markets (US).  He plays key roles on several boards, which roles currently include vice chair of the Community FoodBank of New Jersey (“CFB”), chair of the CFB Foundation and chair of the Overlook Hospital Foundation Investment Committee, and he is a director of Skybridge Capital Hedge Fund Portfolios and Houseparty Inc.

Mr. Weinreich brings to the Board the financial expertise and managerial skills he developed while working with Deutsche Bank and the philanthropic experiences he has cultivated since his retirement.

Resignation of Directors and Appointment of New Directors

The following changes to our Board composition have occurred since we filed our Form 10-K for the year ended December 31, 2013:

•	On March 4, 2014, Peter J. Tobin retired from the Board in accordance with our Corporate Governance Guidelines.
•	On February 10, 2015, Heidi S. Messer was elected as a new member of the Board.

Executive Officers (other than Mr. Kraus)

Laurence E. Cranch, General Counsel
Mr. Cranch, age 68, has been our General Counsel since he joined our firm in 2004. Prior to joining AB, Mr. Cranch was a partner of Clifford Chance, an international law firm. Mr. Cranch joined Clifford Chance in 2000 when Rogers & Wells, a New York law firm of which he was Managing Partner, merged with Clifford Chance.

James A. Gingrich, Chief Operating Officer
Mr. Gingrich, age 56, joined our firm in 1999 as a senior research analyst with Bernstein Research Services and has been our firm’s Chief Operating Officer since December 2011. Prior to becoming COO, Mr. Gingrich held senior managerial positions in Bernstein Research Services, including Chairman and Chief Executive Officer from February 2007 to November 2011 and Global Director of Research from December 2002 to January 2007.

Lori A. Massad, Head of Human Capital and Chief Talent Officer
Ms. Massad, age 50, joined our firm in 2006 as Chief Talent Officer. In February 2009, her role was expanded to include oversight of Human Capital in addition to Talent Development. Prior to joining our firm, Ms. Massad served as Chief Talent Officer and Chief Operating Officer at Marakon Associates, a strategy consulting firm from 2004 to 2006. Before joining Marakon, Ms. Massad was a founding member of two start-ups: Spencer Stuart Talent Network (in 2001) and EmployeeMatters, a human resources outsourcing firm (in 2000). Prior to helping found EmployeeMatters, she spent eight years at The Boston Consulting Group, where she became a senior manager on the consulting staff and leader of the firm’s recruiting, training and development programs. While with The Boston Consulting Group, Ms. Massad was also an adjunct professor at New York University’s Leonard Stern School of Business.

Robert P. van Brugge, Chairman and Chief Executive Officer of Bernstein Research Services
Mr. van Brugge, age 46, has been Chairman of the Board and Chief Executive Officer of Bernstein Research Services since December 2011. Prior to becoming Chairman and CEO, Mr. van Brugge served as Global Director of Research from January 2008 to December 2011. He joined our firm in 2002 as a senior research analyst with Bernstein Research Services.

John C. Weisenseel, Chief Financial Officer
Mr. Weisenseel, age 55, joined our firm in May 2012 as Senior Vice President and Chief Financial Officer.  From 2004 to April 2012, he worked at The McGraw Hill Companies (“McGraw Hill”), where he served initially as Senior Vice President and Corporate Treasurer and, since 2007, as Chief Financial Officer of the firm’s Standard & Poor’s subsidiary.  Prior to joining McGraw Hill, Mr. Weisenseel was Vice President and Corporate Treasurer for Barnes & Noble, Inc.  Prior to joining Barnes & Noble, he spent ten years in various derivatives trading and financial positions at Citigroup.  A Certified Public Accountant, Mr. Weisenseel also worked at KPMG LLP.

Board Meetings

In 2014, the Board held:
•	regular meetings in February, April, May, July, September and November; and
•	a special meeting in January.

Generally, the Board holds six meetings annually: in February, April, May, July or August, September, and November. In addition, the Board holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit, Corporate Governance, Compensation and Special Committees, each of which is described in further detail below. Each member of the Board attended 75% or more of the aggregate of all Board and committee meetings that he or she was entitled to attend in 2014, except Mr. de Castries.

Committees of the Board

The Executive Committee of the Board (“Executive Committee”), during 2014, consisted of Ms. Slutsky and Messrs. Condron, de Castries, Duverne, Kraus (Chair) and Tobin, until Mr. Tobin retired from the Board (and each Board committee of which he was a member) in March 2014. Mr. Elliott was appointed as a member of the Executive Committee upon Mr. Tobin’s retirement. On February 10, 2015, Mr. de Castries resigned from the Executive Committee and Ms. Messer was appointed as a member of the Executive Committee.

The Executive Committee exercises all of the powers and authority of the Board (with limited exceptions) when the Board is not in session, or when it is impractical to assemble the full Board. The Executive Committee held four meetings in 2014.

The Governance Committee, during 2014, consisted of Mses. Hechinger (Chair) and Slutsky and Messrs. Condron, Duverne and Kraus. The Governance Committee:

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

The Governance Committee held two meetings in 2014.

The Audit Committee of the Board (“Audit Committee”), during 2014, consisted of Messrs. Elliott, Hicks, Schoen and Tobin, until Mr. Tobin retired in March 2014. Mr. Elliott was appointed as Chair of the Audit Committee upon Mr. Tobin’s retirement. Mr. Weinreich was appointed as a member of the Audit Committee on February 10, 2015. The primary purposes of the Audit Committee are to:

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

Consistent with these functions, the Audit Committee encourages continuous improvement of, and fosters adherence to, the Partnerships’ policies, procedures and practices at all levels. With respect to these matters, the Audit Committee provides an open avenue of communication among the independent registered public accounting firm, senior management, the Internal Audit Department and the Board. The Audit Committee held seven meetings in 2014.

The Compensation Committee, during 2014, consisted of Ms. Slutsky and Messrs. Condron (Chair), Duverne, Elliott and Kraus. The Compensation Committee held three meetings in 2014.  For additional information about the Compensation Committee, see “Compensation Discussion and Analysis—Compensation Committee” in Item 11.

The functions of each of the committees discussed above are more fully described in each committee’s charter. The charters are available on our Internet Site.

The Special Committee of the Board (“Special Committee”) consists of all of the independent directors and, in 2014, included Mses. Hechinger and Slutsky and Messrs. Elliott, Hicks, Schoen, Tobin and Weinreich, until Mr. Tobin retired in March 2014.  Mr. Elliott was appointed as Chair of the Special Committee upon Mr. Tobin’s retirement.  The Special Committee has the authority to direct and oversee any matters referred to it by the Board and/or management including, but not limited to, matters relating to conflicts of interest and the relationship among AB, AB Holding and AXA. The members of the Special Committee do not receive any compensation for their service on the Special Committee, apart from the ordinary meeting fees described in “Director Compensation in 2014” in Item 11. The Special Committee did not meet in 2014.

Audit Committee Financial Experts; Financial Literacy

In January 2014, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Messrs. Elliott and Tobin is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. The Board so determined at its regular meeting in February 2014.

In January 2015, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Messrs. Elliott and Schoen is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K.  The Board so determined at its regular meeting in February 2015.

In January 2014, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Messrs. Elliott, Hicks, Schoen and Tobin is financially literate and possesses accounting or related financial management expertise, as contemplated by Section 303A.07(a) of the NYSE Listed Company Manual (“Financially Literate”).  The Board so determined at its regular meeting in February 2014.

In January 2015, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Messrs. Elliott, Hicks, Schoen and Weinreich is Financially Literate. The Board so determined at its regular meeting in February 2015.

Independence of Certain Directors

In January 2014, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Mses. Hechinger and Slutsky and Messrs. Condron, Elliott, Hicks, Schoen, Tobin and Weinreich is independent. The Board considered immaterial relationships of Mr. Condron (relating to the fact that, from May 2001 through December 31, 2010, he was an executive officer of AXA Financial), Mr. Hicks (relating to the fact that Alleghany is a client of SCB LLC), Ms. Slutsky (relating to a contribution AB made to NYCT in February 2014 and the fact that she is a member of the boards of directors of AXA Financial and AXA Equitable) and Mr. Tobin (relating to the fact that, until his retirement in February 2012, he was a member of the boards of directors of AXA Financial and AXA Equitable), and determined, at its February 2014 regular meeting, that each of Mses. Hechinger and Slutsky and Messrs. Condron, Elliott, Hicks, Schoen, Tobin and Weinreich is independent within the meaning of the relevant rules.

In January 2015, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Mses. Hechinger, Messer and Slutsky and Messrs. Condron, Elliott, Hicks, Schoen and Weinreich is independent. The Board considered immaterial relationships of Mr. Hicks (relating to the fact that Alleghany is a client of SCB LLC) and Ms. Slutsky (relating to a contribution AB made to NYCT in February 2014 and the fact that she is a member of the boards of directors of AXA Financial and AXA Equitable), and determined, at its February 2015 regular meeting, that each of Mses. Hechinger, Messer and Slutsky and Messrs. Condron, Elliott, Hicks, Schoen and Weinreich is independent within the meaning of the relevant rules.

Board Leadership Structure and Role in Risk Oversight

Leadership

The Board, together with the Governance Committee, is responsible for reviewing the Board’s leadership structure. In determining the appropriate individual to serve as our Chairman and Chief Executive Officer, the Board and the Governance Committee consider, among other things, the composition of the Board, the role of the Board’s lead independent director (discussed more fully below), our company’s strong corporate governance practices, and the challenges and opportunities specific to our company.

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

Lead Independent Director

The Board, at its February 2014 regular meeting, unanimously appointed, consistent with the Governance Committee’s recommendation, Steven G. Elliott as our lead independent director, effective upon Mr. Tobin’s retirement on March 4, 2014.  Mr. Elliott presides at all executive sessions of non-management and independent directors and makes himself available, if requested by Unitholders, for consultation and communication. Interested parties wishing to communicate directly with Mr. Elliott may send an e-mail, with “confidential” in the subject line, to our Corporate Secretary or address mail to Mr. Elliott in care of our Corporate Secretary. Our Corporate Secretary will promptly forward such e-mail or mail to Mr. Elliott. We have posted this information in the “Management & Governance” section of our Internet Site.

Risk Oversight

The Board, together with the Audit Committee, has oversight for our company’s risk management framework, both investment risk and operational risk, and is responsible for helping to ensure that our company’s risks are managed in a sound manner. The Board has delegated to the Audit Committee, which consists entirely of independent directors, the responsibility to consider our company’s policies and practices with respect to operational and investment risk assessment and operational and investment risk management, including discussing with management the major financial risk exposures and the steps taken to monitor and control such exposures. Members of the company's risk management team, who are responsible for identifying, managing and controlling the array of operational and investment risks inherent in our company’s business and operations, make quarterly reports to the Audit Committee, including an annual risk review that addresses operational and investment risk identification, assessment and monitoring. The Chief Risk Officer, whose expertise encompasses both quantitative research and associated investment risks, makes periodic presentations to the Board. He reports directly to our Chairman and Chief Executive Officer and, since 2013, has had a reporting line to the Audit Committee.

The Board has determined that its leadership and risk oversight are appropriate for our company. Mr. Kraus’s in-depth knowledge of financial services and extensive executive experience in the investment management industry make him uniquely suited to serve as our Chairman and Chief Executive Officer, while Mr. Elliott’s leadership and expertise have proven invaluable at enhancing the overall functioning of the Board. The Board believes that the combination of a single Chairman and Chief Executive Officer, a lead independent director, the Audit Committee, a specialized risk management team, and significant involvement from our largest Unitholder (AXA) provide the appropriate leadership to help ensure effective risk oversight by the Board.

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

NYSE Governance Matters

Section 303A.00 of the NYSE Listed Company Manual exempts limited partnerships from compliance with the following sections of the Manual, some of which we comply with voluntarily: Section 303A.01 (board must have a majority of independent directors), 303A.04 (corporate governance committee must have only independent directors as its members and must have a charter that addresses, among other things, the committee’s purpose and responsibilities), and 303A.05 (compensation committee must have only independent directors as its members and must have a charter that addresses, among other things, the committee’s purpose and responsibilities).

AB Holding is a limited partnership (as is AB). In addition, because the General Partner is a subsidiary of AXA, and the General Partner controls AB Holding (and AB), we believe we also would qualify for the “controlled company” exemption. However, we comply voluntarily with the charter requirements set forth in Sections 303A.04 and 303A.05.

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

The 2014 Certification by our Chief Executive Officer under NYSE Listed Company Manual Section 303A.12(a) was submitted to the NYSE on February 18, 2014.

Certifications by our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been furnished as exhibits to this Form 10-K.

AB Holding Unitholders and AB Unitholders may request a copy of any committee charter, the Guidelines, the Code of Business Conduct and Ethics, and the Item 406 Code by contacting our Corporate Secretary. The charters and memberships of the Executive, Audit, Governance and Compensation Committees may be found in the “Management & Governance” section of our Internet Site.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors of the General Partner and executive officers of the Partnerships, and persons who own more than 10% of the AB Holding Units or AB Units, to file with the SEC initial reports of ownership and reports of changes in ownership of AB Holding Units or AB Units. To the best of our knowledge, during 2014, we complied with all Section 16(a) filing requirements. Our Section 16 filings can be found under “Investor & Media Relations” / “Reports & SEC Filings” on our Internet Site.

Item 11.	Executive Compensation

Compensation Discussion and Analysis (“CD&A”)

Compensation Philosophy and Goals

The intellectual capital of our employees is collectively the most important asset of our firm. We invest in people—we hire qualified people, train them, encourage them to give their best thinking to the firm and our clients, and compensate them in a manner designed to motivate and retain them. As a result, the costs of employee compensation and benefits are significant, comprising, for 2014, approximately 52.8% of our operating expenses and representing approximately 42.1% of our net revenues (49.1% of our adjusted net revenues, as defined below in “Overview of 2014 Incentive Compensation Program”). Although these percentages are not unusual for companies in the financial services industry, the magnitude of these costs requires that they be monitored by management, and overseen by the Board, with particular attention by the Compensation Committee.

Success in achieving good results for the firm, and for our Unitholders, flows from achieving investment success for our clients. Accordingly, we believe that the quality, skill and dedication of our executives are critical to enhancing the long-term value of our company. Our key compensation goals are to:

•	attract, motivate and retain highly-qualified executive talent;
•	provide rewards for the past year’s performance;
•	provide incentives for future performance;
•	recognize and support outstanding individual performance and behaviors that demonstrate and foster our firm’s culture of Relentless Ingenuity, which includes the core competencies of relentlessness, ingeniousness, collaboration and accountability; and
•	align our executives’ long-term interests with those of our Unitholders and clients.

We also are focused on ensuring that our compensation practices are competitive with industry peers and provide sufficient potential for wealth creation for our executives and our employees generally, which we believe will enable us to meet our compensation goals.  Our executives include the following officers who, together, comprise our “named executive officers”:

Chief Executive Officer (“CEO”)	Peter S. Kraus
Chief Financial Officer (“CFO”)	John C. Weisenseel
Three other most highly-compensated executive officers	James A. Gingrich, Chief Operating Officer Lori A. Massad, Head of Human Capital & Chief Talent Officer Robert P. van Brugge, Chairman and CEO of Bernstein Research Services

Compensation Elements for Executive Officers

We utilize a variety of compensation elements to achieve the goals described above, including base salary, annual short-term incentive compensation awards (cash bonuses), a long-term incentive compensation award program and a defined contribution plan, each of which we discuss in detail below:

Base Salaries
Base salaries comprise a relatively small portion of our executives’ total compensation and are maintained at levels generally lower than the salaries of executives at peer firms. We consider individual experience, responsibilities and tenure with the firm when determining the narrow range of base salaries paid to our executives.

Annual Short-term Incentive Compensation Awards (Cash Bonuses)
Annual cash bonuses, which generally reflect individual performance and the firm’s current year financial performance, provide a shorter-term incentive to remain through year end because such bonuses typically are paid during the last week of the year.

In 2014, we paid annual cash bonuses in late December. These bonuses were based on management’s evaluation (subject to the Compensation Committee’s review and approval) of each executive’s performance during the year, and the performance of the executive’s business unit or function, compared to business and operational goals established at the beginning of the year and reviewed in the context of the current-year financial performance of the firm.  For more information regarding the factors considered when determining cash bonuses for executives, see “Factors Considered When Determining Executive Compensation” below in this Item 11.

Long-term Incentive Compensation Awards
Long-term incentive compensation awards generally are denominated in restricted AB Holding Units. We utilize this structure to align our executives’ long-term interests directly with the interests of our Unitholders while also indirectly aligning our executives’ long-term interests with the interests of our clients, as strong performance for our clients generally contributes directly to increases in assets under management and improved financial performance for the firm.

In 2014, we granted annual long-term incentive compensation awards in December to eligible employees to supplement cash bonuses and to encourage retention. These awards were made pursuant to the Incentive Compensation Program, an unfunded, non-qualified incentive compensation plan, and, when the award is AB Holding Unit-based, the 2010 Plan, our equity compensation plan.  The restricted AB Holding Units granted pursuant to long-term incentive compensation awards generally vest ratably over four years.

We provide our employees, except certain members of senior management, with the opportunity to diversify their long-term incentive compensation awards by allocating up to 50% of their awards to cash, up to a maximum cash amount of $250,000 (“Deferred Cash”). In addition, each of our employees who was based outside of the United States (other than expatriates) and who received a 2014 award of $100,000 or less could have allocated up to 100% of his or her award to Deferred Cash. The portion of an award allocated to Deferred Cash is subject to the same multi-year vesting periods (generally, four years) as the portion of the award allocated to AB Holding Units.

Award recipients who resign or are terminated without cause continue to vest in their long-term incentive compensation awards if the award recipients comply with certain agreements and restrictive covenants set forth in the applicable award agreement, including restrictions on competition, restrictions on employee and client solicitation, and a claw-back for failing to follow existing risk management policies.  As such, for accounting purposes, there is no employee service requirement and awards are fully expensed when granted.  (As used in this Item 11, “vest” refers to the time at which the awards are no longer subject to forfeiture for breach of these restrictions or risk management policies, which we discuss further below in “Consideration of Risk Matters in Determining Compensation”.)

Prior to vesting, withdrawals of the AB Holding Units and/or Deferred Cash underlying an award are not permitted. Upon vesting, the AB Holding Units and/or Deferred Cash underlying an award are distributed unless the award recipient has, in advance, voluntarily elected to defer receipt to future periods. Quarterly cash distributions on vested and unvested restricted AB Holding Units are paid currently to award recipients. If Deferred Cash is elected, interest accrues monthly based on our monthly weighted average cost of funds and is credited to the award recipient annually. Our cost of funds during 2014 was approximately 0.2%, representing a nominal return.

Defined Contribution Plan
U.S. employees of AB, including our named executive officers, are eligible to participate in the Profit Sharing Plan for Employees of AB (as amended and restated as of January 1, 2010 and as further amended on December 12, 2014, “Profit Sharing Plan”), a tax-qualified retirement plan. The Compensation Committee determines the amount of company contributions (both the level of annual matching by the firm of an employee’s pre-tax salary deferral contributions and the annual company profit sharing contribution, if any).

For 2014, the Compensation Committee determined that employee deferral contributions would be matched on a dollar-for-dollar basis up to 5% of eligible compensation and that there would be no profit sharing contribution.

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

As described above in “Compensation Elements for Executive Officers – Long-term Incentive Compensation Awards” in this Item 11, a substantial portion of each long-term incentive compensation award granted to an eligible employee is denominated in AB Holding Units that are not distributed until subsequent years, so the ultimate value that the employee derives from the award depends on the long-term performance of the firm. Denominating a substantial portion of the award in AB Holding Units and deferring their delivery sensitizes employees to risk outcomes and discourages them from taking excessive risks that could lead to a decrease in the value of the AB Holding Units. Furthermore, and as noted above in “Compensation Elements for Executive Officers – Long-term Incentive Compensation Awards”, generally all outstanding long-term incentive compensation awards include a provision permitting us to “claw-back” the unvested portion of an employee’s long-term incentive compensation award (whether denominated in restricted AB Holding Units or Deferred Cash) if the Compensation Committee determines that (i) the employee failed to follow existing risk management policies and (ii) as a result of the employee’s failure, there has been or reasonably could be expected to be a material adverse impact on our firm or the employee’s business unit.

Overview of 2014 Incentive Compensation Program

In 2014, employees with total compensation in excess of $200,000 received a portion of their incentive compensation in the form of an annual cash bonus and a portion in the form of long-term incentive compensation (as described above, at least 50% of which must have been allocated to restricted AB Holding Units). The split between the annual cash bonus and long-term incentive compensation varied depending on the eligible employee’s total compensation, with lower-paid employees receiving a greater percentage of their incentive compensation as cash bonuses than more highly-paid employees.  (For additional information about these compensatory elements, see “Compensation Elements for Executive Officers” above in this Item 11.)

Although estimates are developed for budgeting and strategic planning purposes, incentive compensation is not correlated with meeting any specific targets (except that some of our salespeople have compensation incentives based on sales levels).  Instead, the aggregate amount of incentive compensation generally is determined on a discretionary basis and is primarily a function of our firm’s current year financial performance. Amounts are awarded to help us achieve our goal of attracting, motivating and retaining top talent while also helping to ensure that our Unitholders receive an appropriate return on their investment.

Senior management, with the approval of the Compensation Committee, confirmed that the appropriate metric to consider in determining the amount of incentive compensation for 2014 is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues, which terms are described immediately below:

•	Adjusted net revenues (see our discussion of “Management Operating Metrics” in Item 7) exclude investment gains and losses and dividends and interest on employee long-term incentive compensation-related investments and the 90% of the investment gains and losses of our consolidated venture capital fund attributable to non-controlling interests. In addition, adjusted net revenues offset distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We also exclude from adjusted net revenues additional pass-through expenses we incur (primarily through our transfer agent) that are reimbursed and recorded as fees in revenues.

•	Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals, and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments.

Also, in 2014, senior management, with the approval of the Compensation Committee, confirmed that the firm’s adjusted employee compensation and benefits expense should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. As the table below indicates, in 2014, adjusted employee compensation and benefits expense amounted to approximately 49.1% of adjusted net revenues (in thousands):

Net Revenues	$3,005,366
Adjustments (see above)	(499,846)
Adjusted Net Revenues	$2,505,520

Employee Compensation & Benefits Expense	$1,265,664
Adjustments (see above)	(35,890)
Adjusted Employee Compensation & Benefits Expense	$1,229,774
Adjusted Compensation Ratio	49.1%

Our 2014 adjusted compensation ratio of approximately 49.1% reflects the need to keep compensation levels competitive with industry peers in order to attract, motivate and retain highly-qualified executive talent. Senior management, in 2014, retained McLagan Partners (“McLagan”) to provide compensation benchmarking data (“McLagan Data”), which data summarized compensation levels for 2013 at selected asset management companies and banks comparable to ours in terms of size and business mix (“Comparable Companies”), to assist in determining the appropriate level of compensation for the firm’s executives (see “Factors Considered When Determining Executive Compensation” immediately below for the list of Comparable Companies and additional information pertaining to the McLagan Data). The Compensation Committee considered this information in concluding that the compensation levels paid in 2014 to our named executive officers were appropriate and reasonable.

Factors Considered When Determining Executive Compensation

We base decisions about executive compensation primarily on our assessment of each executive’s leadership, operational performance, and potential to enhance investment returns and service for our clients, all of which contribute to long-term Unitholder value. We do not utilize quantitative formulas when determining the compensation of our named executive officers, but rather, rely on our judgment about each executive’s performance in light of business and operational goals established at the beginning of the year and reviewed in the context of the current-year financial performance of the firm. We begin this process, which is conducted by the CEO working with other members of senior management, by determining the total incentive compensation amounts available for a particular year (as more fully explained above in “Overview of 2014 Incentive Compensation Program”).

We then consider a number of key factors for each of the named executive officers (other than Mr. Kraus, our CEO, whose compensation is described below in “Overview of Our Chief Executive Officer’s Compensation”). Specific factors will vary among business units, among individuals and during different business cycles, so we do not adopt any specific weighting or formula under which these metrics are applied.  Key factors we consider include:

•	the firm’s financial performance in the current year;
•	the firm’s strategic and operational considerations;
•	total compensation awarded to the named executive officer in the previous year;
•	the increase or decrease in the current year’s total incentive compensation amounts available;
•	the named executive officer’s performance compared to individual business and operational goals established at the beginning of the year;
•	the nature, scope and level of responsibilities of the named executive officer;
•	the contribution of the named executive officer to our overall financial results;
•	the named executive officer’s execution of our firm’s culture of Relentless Ingenuity; and
•	the named executive officer’s management effectiveness, talent development, and adherence to risk management and regulatory compliance.

In 2014, as noted above in “Overview of 2014 Incentive Compensation Program”, we also considered the McLagan Data when determining the total compensation of our named executive officers, which Data provided ranges of compensation levels at the Comparable Companies for executive positions similar to those held by our named executive officers, including base salary, total cash compensation and total compensation. The Comparable Companies, which management selected with input from McLagan, included:

Bank of America Merrill Lynch	Barclays Capital Group	BlackRock Financial Management, Inc.
Citigroup Inc.	Credit Suisse Group AG	Deutsche Bank AG
Franklin Resources, Inc.	Goldman Sachs Group, Inc.	Goldman Sachs Asset Management, L.P.
Invesco Ltd.	JPMorgan Chase & Co.	JPMorgan Asset Management Inc.
Morgan Stanley	Morgan Stanley Investment Management Inc.	PIMCO LLC
T. Rowe Price Group, Inc.	UBS AG	The Vanguard Group, Inc.

The McLagan Data indicated that the total compensation paid to our named executive officers in 2014 fell within or below the ranges of total compensation paid to executives at the Comparable Companies.

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

We have described in the table below the business and operational goals established at the beginning of 2014 for our named executive officers (other than Mr. Kraus) and their achievements during 2014:

Named Executive Officer	2014 Business and Operational Goals	2014 Goals Achieved
James A. Gingrich Chief Operating Officer
−    increase operating efficiency;
−    optimize Retail, Institutions and Private Wealth strategy and sales efforts;
−    enhance planning and organizational processes;
−   optimize revenue and profitability of Bernstein Research Services;
−    foster a culture of meritocracy, empowerment and accountability among business leaders; and
−    recruit and retain top talent.

−    contained operating costs;
−    implemented processes to better manage costs;
−    improved client flows across the majority of  distribution channels and geographies;
−    helped recruit new personnel in several key positions;
−    negotiated and helped complete the firm’s  acquisition of CPH Capital Fondsmaeglerselskab A/S; and
−    helped improve Bernstein Research Services revenues and margins.

Named Executive Officer	2014 Business and Operational Goals	2014 Goals Achieved
Robert P. van Brugge Chairman and CEO, Bernstein Research Services
−    optimize revenue and profitability of Bernstein Research Services;
−    further enhance this unit’s research capabilities, trading services and product array;
−    extend this unit’s geographic platform; and
−    attract, motivate and retain top talent.
− increased Bernstein Research Services profitability; − achieved excellent results in third-party research surveys; and − made significant progress in expanding the business in Asia.

Lori A. Massad Head of Human Capital and Chief Talent Officer
−   actively support the business strategy changes of the firm’s strategic business units (“SBUs”), including talent assessment and implications, re-organization, recruiting and development;
−   ensure adherence to  the firm’s culture of “Relentless Ingenuity”;
−   implement new U.S. medical benefit programs;
−   assess the competitiveness and enhance certain aspects of our non-U.S. benefit programs;
−   implement initiatives to strengthen employee engagement; and
−   enhance our firm’s diversity initiatives, including fostering an environment in which diverse talent thrives and progresses.

−    supported SBU business strategies by contributing to the smooth transition of new talent, facilitating the re-organization of specific groups, designing customized development programs, and recruiting talent;
−    facilitated culture forums between the CEO, senior leaders and employees across SBUs and regions;
−    implemented new U.S. medical benefit plans and continued employee education on the important features of the medical plans (e.g., Health Savings Accounts);
−    assessed the competitiveness of our non-U.S. benefits programs and enhanced certain aspects of these plans (e.g., redesigned the Asia ex-Japan medical benefit plan);
−   established and facilitated “management circles” to promote manager networking and to strengthen our managers’ leadership skills; and
−   implemented diversity programs to engage and develop diverse groups of talent and facilitate their progression in our firm.

John C. Weisenseel Chief Financial Officer
−    focus on evaluating and supporting new business development opportunities;
−    manage any related funding requirements together with the firm’s capital and liquidity;
−    continue to execute our firm’s  global real estate consolidation plan with particular emphasis on sub-leasing surplus office space;
−   assess financial processes and systems;
−   ensure adherence to internal control structure and financial reporting standards;
−   enhance internal financial reporting, including an increased focus on management operating metrics, to provide more useful information to senior management; and
−    identify and develop the next generation of leaders in the Finance and Administrative Services Departments.

−   provided accounting and tax guidance in structuring, integrating and funding business development opportunities;
−   extended our firm’s $1 billion senior revolving credit facility, helping ensure the firm will have sufficient liquidity to fund operations over the next five years;
−   completed sub-leasing for the first phase of the global real estate consolidation plan and approximately 90% of the sub-leasing for the second phase;
−   maintained active dialogue with the investment community and credit rating agencies, including providing input into the proposed credit rating criteria changes for asset managers;
−   improved the efficiency of internal financial reporting through the selection and first phase implementation of a new, robust financial reporting system;
−   identified improvements to internal financial reporting, enhancing transparency and accountability of senior business leaders; and
−   implemented several staffing changes in the Finance and Administrative Services Departments, providing better client service within our firm while reducing costs.

As indicated in the table above, each of the named executive officers included in the table successfully achieved his or her goals in 2014. The compensation of each of these named executive officers reflected Mr. Kraus’s and the Compensation Committee’s judgment in assessing the importance of his or her achievements to our firm’s financial results.

Overview of Our Chief Executive Officer’s Compensation

For January 1 and 2, 2014,  our CEO, Peter S. Kraus, was compensated for his services as Chairman of the Board and CEO pursuant to his initial employment agreement (“Kraus Initial Employment Agreement”) dated as of December 19, 2008, which was in effect from December 19, 2008 through January 2, 2014. For the remainder of 2014, Mr. Kraus was compensated based on the terms set forth in his employment agreement dated as of June 21, 2012 (“Kraus Employment Agreement”), pursuant to which he serves as Chairman of the Board and CEO. The Kraus Employment Agreement commenced on January 3, 2014 and terminates on January 2, 2019 (“Employment Term”), unless it is terminated in accordance with its terms.  Although the Employment Term did not commence until January 3, 2014, certain provisions of the Kraus Employment Agreement became effective on June 21, 2012, the date the agreement was signed, including those provisions summarized below pertaining to the grant of 2,722,052 restricted AB Holding Units to Mr. Kraus (“June 2012 Grant”) and termination of his employment.

The terms of the Kraus Employment Agreement were the result of arm’s-length negotiations between Mr. Kraus, members of the Compensation Committee, who discussed this matter during four Special Meetings of the Compensation Committee held in 2012, and other members of the Board.   In addition, the Compensation Committee considered comparative compensation benchmarking data (“Johnson Data”) from Johnson Associates, Inc., a compensation consultant engaged by the Compensation Committee. The Johnson Data provided ranges of CEO compensation levels for 2011 at selected asset management companies and banks comparable to ours in terms of size and business mix, including salary, cash bonus, total cash compensation and total compensation. In addition, this data indicated that the compensation terms for Mr. Kraus set forth in the Kraus Employment Agreement were fully competitive and consistent with industry standards given our size, scope and complexity, the importance of CEO continuity, Mr. Kraus’s experience and integral role in the ongoing execution of our firm’s long-term growth strategy, and the allocation of Mr. Kraus’s compensation more heavily to restricted equity. The comparable companies, which management selected with input from Johnson Associates, included:

Affiliated Managers Group, Inc.	Ameriprise Financial, Inc.	The Bank of New York Mellon Corp.
BlackRock Financial Management, Inc.	Credit Suisse Asset Management LLC	Eaton Vance Corp.
Federated Investors, Inc.	Franklin Resources, Inc.	Invesco Ltd.
Janus Capital Group Inc.	JPMorgan Asset Management Inc.	Lazard Ltd.
Legg Mason, Inc.	Morgan Stanley	Northern Trust Corporation
State Street Global Advisors Ltd.	T. Rowe Price Group, Inc.

The Compensation Committee and the Executive Committee, based on the Johnson Data and other inquiry as needed, decided to structure the allocation of Mr. Kraus’s compensation under the Kraus Employment Agreement heavily toward the June 2012 Grant.  For information regarding the Executive Committee, see “Committees of the Board” in Item 10.

Compensation Elements

Base Salary
Mr. Kraus’s annual base salary under the Kraus Employment Agreement, originally set at $275,000, was increased to $400,000, effective January 1, 2014, by the Compensation Committee.  This amount is comparable to the annual base salary paid to our most senior executives generally and is consistent with our firm’s policy to keep base salaries of executives and other highly-compensated employees low in relation to total compensation.

Cash Bonus
Mr. Kraus did not receive a cash bonus for 2014, nor is he entitled to receive a future cash bonus during the remainder of the Employment Term. Any future cash bonus that may be paid to Mr. Kraus is entirely in the discretion of the Compensation Committee.

Restricted AB Holding Units
Mr. Kraus was awarded the June 2012 Grant upon execution of the Kraus Employment Agreement, on June 21, 2012. The size of the June 2012 Grant, which had a value of approximately $33 million based on the market price of an AB Holding Unit on June 21, 2012, reflected the determination by Mr. Kraus and the Board that this was a reasonable and appropriate amount of long-term incentive compensation in view of Mr. Kraus’s expertise and experience, his past compensation, and the compensation of other CEOs of the comparable asset management companies described above.

Subject to accelerated vesting clauses in the Kraus Employment Agreement (e.g., immediate vesting upon a “change in control” of our firm, as discussed in detail below), the June 2012 Grant vests ratably on each of the first five anniversaries of December 19, 2013, commencing December 19, 2014, provided, with respect to each installment, Mr. Kraus continues to be employed by AB on the vesting date.  However, Mr. Kraus elected to delay delivery of all of the restricted AB Holding Units until December 19, 2018, the final vesting date, subject to acceleration upon a “change in control” of our firm and certain qualifying events of termination of employment (see “Terms Relating to Change in Control and Termination of Employment” below).

During the Employment Term, Mr. Kraus is paid the cash distributions payable with respect to his unvested and vested restricted AB Holding Units until the AB Holding Units are delivered or forfeited.  These cash distributions generally are paid at the time distributions are made to AB Holding Unitholders.

Mr. Kraus did not receive an equity-based award for 2014, nor is he entitled to receive a future equity award during the remainder of the Employment Term.  Any future grant of equity-based awards is entirely in the discretion of the Compensation Committee. Accordingly, during the Employment Term, the totality of Mr. Kraus’s compensation (other than his base salary) is and, absent any additional awards the Compensation Committee may choose to grant, will be dependent on the level of cash distributions on the restricted AB Holding Units granted to Mr. Kraus and the evolution of the trading price of AB Holding Units, both of which are partially dependent on the financial and operating results of our firm.  Therefore, his long-term interests are, and will continue to be, directly aligned with the interests of our Unitholders and also indirectly aligned with the interests of our clients, as strong performance for our clients generally contributes directly to increases in assets under management and improved financial performance for the firm.

Perquisites and Benefits
Under the Kraus Employment Agreement, Mr. Kraus is entitled to receive the following perquisites and benefits:

•	personal use of company aircraft (provided he reimburses the company for any incremental cost resulting from such use);
•	personal use of a company car and driver;
•	following termination of his employment due to death or disability, continued health and welfare benefits (see note 7 to “Potential Payments upon Termination or Change in Control” table below for additional information); and
•	following termination of his employment by AB without cause or by Mr. Kraus for good reason, payments equal to the cost of COBRA coverage for the period for which he is entitled to COBRA.

Terms Relating to Change in Control and Termination of Employment
The June 2012 Grant will vest immediately upon a “change in control” of the company.  A change in control is defined as:

•	AXA ceasing to control the management of AB’s business; or
•	AB Holding ceasing to be publicly traded.

Mr. Kraus negotiated the change-in-control provisions described immediately above in order to ensure that AB would continue to be operated as a separately-managed entity and with a certain degree of independence, and that AB Holding would continue as a publicly-traded entity. Both AXA and Mr. Kraus believed that these arrangements added significant value to AB. The Board understood that AXA had no intention of changing these arrangements during the Employment Term and, accordingly, concluded that the change-in-control provisions were acceptable and necessary in order to retain Mr. Kraus.

The Kraus Employment Agreement also provides for the immediate vesting of the next two installments of restricted AB Holding Units (or the final installment, if only one installment remains unvested as of the termination date) upon certain qualifying terminations of employment, including termination of Mr. Kraus’s employment:

•	by AB without cause, where “cause” includes, among other things:
o	the continued, willful failure by Mr. Kraus to perform substantially his duties with AB after a written demand for substantial performance is delivered to him by the Board;
o	Mr. Kraus’s conviction of, or plea of guilty or nolo contendere to, a crime that constitutes a felony;
o	the willful engaging by Mr. Kraus in misconduct that is materially and demonstrably injurious to AB or any of its affiliates;
o	the willful breach by Mr. Kraus of the covenant not to disclose any confidential information pertaining to AB or its affiliates or the covenant not to compete with AB or its affiliates; or

o	Mr. Kraus’s failure to comply with a material written company workplace policy applicable to him, and

•	by Mr. Kraus for good reason, where “good reason” generally includes actions taken by AB resulting in a material negative change in Mr. Kraus’s employment relationship, such as:
o	assignment to Mr. Kraus of duties materially inconsistent with his position;
o	any material breach of the Kraus Employment Agreement by AB;
o	a requirement by AB that Mr. Kraus be based at any office or location more than 25 miles commuting distance from company headquarters; or
o	a requirement that Mr. Kraus report to an officer or employee of AB instead of reporting directly to the Board and the CEO of AXA.

In addition, if Mr. Kraus dies or becomes disabled during the Employment Term, Mr. Kraus immediately will vest in a pro-rated portion of any restricted AB Holding Units otherwise due to vest on the next vesting date.

Mr. Kraus negotiated the provisions described immediately above in order to preserve the value of his long-term incentive compensation arrangement. The Board agreed to these provisions because they were typical of executive compensation agreements for executives at Mr. Kraus’s level, they provided Mr. Kraus with effective incentives for future performance, and because the Board concluded that they were necessary to retain Mr. Kraus.

The Board also concluded that the change-in-control and termination provisions in the Kraus Employment Agreement fit within AB’s overall compensation objectives because these provisions, which aligned with AB’s goal of providing Mr. Kraus with effective incentives for future performance:
o	permitted AB to retain a highly-qualified chief executive officer;
o	aligned Mr. Kraus’s long-term interests with those of AB’s Unitholders and clients;
o	were consistent with AXA’s and the Board’s expectations with respect to the manner in which AB and AB Holding would be operated during Mr. Kraus’s tenure; and
o	were consistent with the Board’s expectations that Mr. Kraus would not be terminated without cause and that no steps would be taken that would provide him with the ability to terminate the agreement for good reason.

Compensation Committee

In 2014, the Compensation Committee consisted of Ms. Slutsky and Messrs. Condron (Chair), Duverne, Elliott and Kraus. The Compensation Committee held three meetings in 2014.

As discussed in “NYSE Governance Matters” in Item 10, AB Holding, as a limited partnership, is exempt from NYSE rules that require public companies to have a compensation committee composed solely of independent directors. AXA owns, indirectly, an approximate 62.7% economic interest in AB (as of December 31, 2014), and compensation expense is a significant component of our financial results. For these reasons, Mr. Duverne, Deputy Chief Executive Officer of AXA, is a member of the Compensation Committee, and any action taken by the Compensation Committee requires the affirmative vote or consent of an executive officer of one or more of our parent companies. (Presently, Mr. Duverne is the only member of the Compensation Committee who is also an executive officer of one or more of our parent companies.)

The Compensation Committee has general oversight of compensation and compensation-related matters, including:

•	determining cash bonuses;

•	determining contributions and awards under incentive plans or other compensation arrangements (whether qualified or non-qualified) for employees of AB and its subsidiaries, and amending or terminating such plans or arrangements or any welfare benefit plan or arrangement or making recommendations to the Board with respect to adopting any new incentive compensation plan, including equity-based plans;

•	reviewing and approving the compensation of our CEO, evaluating his performance, and determining and approving his compensation level based on this evaluation; and

•	reviewing and discussing the CD&A, and recommending to the Board its inclusion in the Partnerships’ Forms 10-K and, when applicable, proxy statements.

The Compensation Committee’s year-end process generally has focused on the cash bonuses and long-term incentive compensation awards granted to senior management. Mr. Kraus is an active member of the Compensation Committee, but he does not participate in any committee discussions or votes regarding his own compensation. Mr. Kraus, working with other members of senior management, provides recommendations for individual employee awards to the Compensation Committee for its consideration. As part of this process, management provides the committee with compensation benchmarking data from one or more compensation consultants. For 2014, we paid $26,750 to McLagan for executive compensation benchmarking data and an additional $269,212 for survey and consulting services relating to the amount and form of compensation paid to employees other than executives.

The Compensation Committee held its regularly-scheduled meeting regarding year-end compensation on December 12, 2014, at which meeting it discussed and approved senior management’s compensation recommendations. The Compensation Committee did not retain its own consultants.

The Compensation Committee’s functions are more fully described in the committee’s charter, which is available online in the “Management & Governance” section of our Internet Site.

Other Compensation-Related Matters

AB and AB Holding are, respectively, private and public limited partnerships, and are subject to taxes other than federal and state corporate income tax (see “Structure-related Risks” in Item 1A and Note 19 to AB’s consolidated financial statements in Item 8). Accordingly, Section 162(m) of the Code, which limits tax deductions relating to executive compensation otherwise available to entities taxed as corporations, is not applicable to either AB or AB Holding.

Compensation Committee Interlocks and Insider Participation

Mr. Duverne is the Deputy Chief Executive Officer of AXA, the ultimate parent company of the General Partner.

Mr. Kraus is Chairman of the Board and Chief Executive Officer of the General Partner and, accordingly, also serves in that capacity for AB and AB Holding. Mr. Kraus is also a director of AXA Financial, AXA Equitable and MLOA. In addition, Mr. Kraus is a member of the Management Board of AXA. Other than Mr. Kraus, no executive officer of AB served as (i) a member of a compensation committee or (ii) a director of another entity, an executive officer of which served as a member of AB’s Compensation Committee or Board.

Compensation Committee Report

The members of the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth above and, based on such review and discussion, recommended to the Board its inclusion in this Form 10-K.

Christopher M. Condron (Chair)	Denis Duverne
Steven G. Elliott	Peter S. Kraus
Lorie A. Slutsky

Summary Compensation Table

Total compensation of our named executive officers for 2014, 2013 and 2012, as applicable, is as follows:

Name and Principal Position	Year	Salary($)(1)	Bonus($)	Stock Awards(2)(3) ($)	All Other Compensation ($)	Total($)

Peter S. Kraus(4)	2014	411,539	—	—	6,374,364	6,785,903
Chairman and CEO	2013	275,000	—	—	3,168,218	3,443,218
	2012	275,000	—	33,127,373	2,634,830	36,037,203
James A. Gingrich	2014	415,385	3,940,000	3,660,000	872,272	8,887,657
Chief Operating Officer	2013	400,000	3,940,000	3,660,000	654,791	8,654,791
	2012	400,000	2,485,000	3,114,993	304,781	6,304,774
Robert P. van Brugge	2014	415,385	1,940,000	1,660,000	327,253	4,342,638
Chairman and CEO of SCB LLC	2013	400,000	1,565,000	1,285,000	563,175	3,813,175
	2012	389,808	1,490,778	1,609,224	86,237	3,576,047
Lori A. Massad	2014	415,385	940,000	660,000	190,663	2,206,048
Head of Human Capital and Chief Talent Officer	2013	400,000	940,000	660,000	177,131	2,177,131
	2012	400,000	805,000	595,006	128,851	1,928,857
John C. Weisenseel(5)	2014	389,423	800,000	500,000	135,457	1,824,880
CFO	2013	375,000	710,000	440,000	116,180	1,641,180
	2012	229,327	755,050	1,244,969	40,207	2,269,553

(1)	In 2014, we had 27 bi-weekly pay periods instead of our customary 26 pay periods. Therefore, the named executive officers received more base salary in 2014 than they otherwise would have received based on their annual base salary rates.

(2)	The figures in the “Stock Awards” column provide the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 17 to AB’s consolidated financial statements in Item 8.

(3)	See “Grants of Plan-based Awards in 2014” below in this Item 11 for information regarding the 2014 long-term incentive compensation awards granted to our named executive officers.

(4)	Mr. Kraus’s compensation structure is set forth in the Kraus Employment Agreement, the terms of which are described in “Overview of Our Chief Executive Officer’s Compensation” in this Item 11.

(5)	Mr. Weisenseel joined our firm as Chief Financial Officer in May 2012.

See “Outstanding Equity Awards at 2014 Fiscal Year-End” below in this Item 11 for information regarding the restricted AB Holding Units awarded to Mr. Weisenseel in connection with his recruitment and as replacement equity for awards he forfeited by leaving McGraw Hill.

See “Non-Qualified Deferred Compensation for 2014” below in this Item 11 for information regarding the $100,050 portion of Mr. Weisenseel’s 2012 long-term incentive compensation award under the Incentive Compensation Program that he elected to allocate to Deferred Cash.

The “All Other Compensation” column includes the aggregate incremental cost to our company of certain other expenses and perquisites. For 2014, the column includes the following:

Name	Quarterly Distributions on AB Holding Unit Awards ($)		Personal Use of Car and Driver ($)		Contributions to Profit Sharing Plan ($)	Life Insurance Premiums ($)	Financial Planning Services ($)
Peter S. Kraus	6,173,614	(1)	187,750	(2)	13,000	—	—
James A. Gingrich	857,466	(3)	—		13,000	1,806	—
Robert P. van Brugge	313,623		—		13,000	630	—
Lori A. Massad	156,697		—		13,000	966	20,000
John C. Weisenseel	121,560		—		13,000	897	—

(1)	Includes $4,115,742 paid as distributions with respect to unvested AB Holding Units and $2,057,872 paid as distributions with respect to vested AB Holding Units, the delivery of which Mr. Kraus has voluntarily deferred.

(2)	Includes lease costs ($19,591), driver compensation ($148,086) and other car-related costs ($20,073), such as parking, gas, tolls, and repairs and maintenance.

(3)	Includes $714,355 paid as distributions with respect to unvested AB Holding Units and $143,111 paid as distributions with respect to vested AB Holding Units, the delivery of which Mr. Gingrich has voluntarily deferred.

Grants of Plan-based Awards in 2014

Grants of awards under the 2010 Plan, our equity compensation plan, during 2014 made to our named executive officers are as follows:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards ($)

Peter S. Kraus	—	—	—
James A. Gingrich(1)	12/12/2014	150,991	3,660,000
Robert P. van Brugge(1)	12/12/2014	68,482	1,660,000
Lori A. Massad(1)	12/12/2014	27,228	660,000
John C. Weisenseel(1)	12/12/2014	20,628	500,000

(1)	As discussed above in “Overview of 2014 Incentive Compensation Program” and “Compensation Elements for Executive Officers—Long-term Incentive Compensation Awards” in this Item 11, long-term incentive compensation awards generally are denominated in restricted AB Holding Units. The 2014 long-term incentive compensation awards granted to our named executive officers under the Incentive Compensation Program and the 2010 Plan are shown in the “All Other Stock Awards” column of this table, the “Stock Awards” column of the Summary Compensation Table and the “AB Holding Unit Awards” columns of the Outstanding Equity Awards at 2014 Fiscal Year-End Table.

In 2014, the number of restricted AB Holding Units comprising long-term incentive compensation awards was based on the closing price of an AB Holding Unit as reported for NYSE composite transactions on December 12, 2014, the date on which the Compensation Committee approved the awards.

Outstanding Equity Awards at 2014 Fiscal Year-End

Outstanding equity awards held by our named executive officers as of December 31, 2014 are as follows:

	Option Awards				AB Holding Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Peter S. Kraus(1)	—	—	—	—	2,177,642	56,248,493
James A. Gingrich(2)(3)	263,533	—	17.05	1/23/19	387,787	10,016,538
Robert P. van Brugge(4)	—	—	—	—	168,851	4,361,421
Lori A. Massad(5)	—	—	—	—	74,197	1,916,509
John C. Weisenseel(6)	—	—	—	—	59,396	1,534,199

(1)	For details concerning the restricted AB Holding Units awarded to Mr. Kraus under the Kraus Employment Agreement, see “Overview of Our Chief Executive Officer’s Compensation – Compensation Elements – Restricted AB Holding Units” above in this Item 11.

(2)	Mr. Gingrich was awarded (i) 150,991 restricted AB Holding Units in December 2014 that are scheduled to vest in 25% increments on each of December 1, 2015, 2016, 2017 and 2018, (ii) 168,897 restricted AB Holding Units in December 2013, 25% of which vested on December 1, 2014, and the remainder of which is scheduled to vest in additional 25% increments on each of December 1, 2015, 2016 and 2017, (iii) 155,968 restricted AB Holding Units in December 2012, 25% of which vested on each of December 1, 2013 and 2014, and the remainder of which is scheduled to vest in additional 25% increments on each of December 1, 2015 and 2016, and (iv) 128,558 restricted AB Holding Units in December 2011, 25% of which vested on each of December 1, 2012, 2013 and 2014, and the remainder of which is scheduled to vest in an additional 25% increment on December 1, 2015.

(3)	Mr. Gingrich was granted 263,533 options to buy AB Holding Units in January 2009, 20% of which vested and became exercisable on each of January 23, 2010, 2011, 2012, 2013 and 2014.

(4)	Mr. van Brugge was awarded (i) 68,482 restricted AB Holding Units in December 2014 that are scheduled to vest in 25% increments on each of December 1, 2015, 2016, 2017 and 2018, (ii) 59,299 restricted AB Holding Units in December 2013, 25% of which vested on December 1, 2014, and the remainder of which is scheduled to vest in additional 25% increments on each of December 1, 2015, 2016 and 2017, (iii) 80,574 restricted AB Holding Units in December 2012, 25% of which vested on each of December 1, 2013 and 2014, and the remainder of which is scheduled to vest in additional 25% increments on each of December 1, 2015 and 2016, and (iv) 62,433 restricted AB Holding Units in December 2011, 25% of which vested on each of December 1, 2012, 2013 and 2014, and the remainder of which is scheduled to vest in an additional 25% increment on December 1, 2015.

(5)	Ms. Massad was awarded (i) 27,228 restricted AB Holding Units in December 2014 that are scheduled to vest in 25% increments on each of December 1, 2015, 2016, 2017 and 2018, (ii) 30,457 restricted AB Holding Units in December 2013, 25% of which vested on December 1, 2014, and the remainder of which is scheduled to vest in additional 25% increments on each of December 1, 2015, 2016 and 2017, (iii) 29,792 restricted AB Holding Units in December 2012, 25% of which vested on each of December 1, 2013 and 2014, and the remainder of which is scheduled to vest in additional 25% increments on each of December 1, 2015 and 2016, and (iv) 36,923 restricted AB Holding Units in December 2011, 25% of which vested on each of December 1, 2012, 2013 and 2014, and the remainder of which is scheduled to vest in an additional 25% increment on December 1, 2015.

(6)	Mr. Weisenseel was awarded (i) 20,628 restricted AB Holding Units in December 2014 that are scheduled to vest in 25% increments on each of December 1, 2015, 2016, 2017 and 2018, (ii) 20,305 restricted AB Holding Units in December 2013, 25% of which vested on December 1, 2014, and the remainder of which is scheduled to vest in additional 25% increments on each of December 1, 2015, 2016 and 2017, and (iii) 12,265 restricted AB Holding Units in December 2012, 25% of which vested on each of December 1, 2013 and 2014, and the remainder of which is scheduled to vest in additional 25% increments on each of December 1, 2015 and 2016. In addition, Mr. Weisenseel was granted, as of May 14, 2012 (his first date of employment, “JCW Hire Date”), in accordance with the terms and conditions of the Incentive Compensation Program, an award of restricted AB Holding Units initially valued at $1,000,000 in connection with his recruitment and as replacement equity for awards he forfeited by leaving McGraw Hill. The number of restricted AB Holding Units (69,629) was determined by dividing $1,000,000 by the average closing price on the NYSE of an AB Holding Unit for the period covering the four trading days immediately preceding the JCW Hire Date, the JCW Hire Date and the five trading days immediately following the JCW Hire Date (this calculation resulted in an average price of $14.362) and rounded up to the nearest whole number. Twenty-five percent (25%) of this award vested on each of December 1, 2012, 2013 and 2014. The remainder of this award is scheduled to vest in an additional 25% increment on December 1, 2015. The unvested portion of this award is shown in the “AB Holding Unit Awards” columns of this table; the value of the entire award is shown in the “Stock Awards” column of the Summary Compensation Table.

Option Exercises and AB Holding Units Vested in 2014

AB Holding Units held by our named executive officers that vested during 2014 are as follows:

	AB Holding Unit Awards
Name	Number of AB Holding Units Acquired on Vesting (#)	Value Realized on Vesting ($)

Peter S. Kraus(1)	544,410	13,539,477
James A. Gingrich	141,169	3,731,097
Robert P. van Brugge	65,569	1,732,989
Lori A. Massad	35,939	949,868
John C. Weisenseel	25,550	675,287

(1)	Mr. Kraus deferred the delivery of the 544,410 restricted AB Holding Units that vested in December 2014. See “Overview of Our Chief Executive Officer’s Compensation – Compensation Elements – Restricted AB Holding Units” above in this Item 11 for additional information.

Pension Benefits for 2014

None of our named executive officers are entitled to benefits under the Amended and Restated Retirement Plan for Employees of AB (“Retirement Plan”), our company pension plan. For additional information regarding the Retirement Plan, including interest rates and actuarial assumptions, see Note 16 to AB’s consolidated financial statements in Item 8.

Non-Qualified Deferred Compensation for 2014

Vested and unvested non-qualified deferred compensation contributions, earnings and distributions of our named executive officers during 2014 and their non-qualified deferred compensation plan balances as of December 31, 2014 are as follows:

Name	Executive Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)

Peter S. Kraus(1)	13,539,477	2,967,035	—	28,124,221
James A. Gingrich(2)	—	59,512	(799,951)	1,476,932
Robert P. van Brugge(3)	—	257	(62,757)	62,500
Lori A. Massad	—	—	—	—
John C. Weisenseel(3)	—	154	(25,167)	50,025

(1)	Mr. Kraus deferred delivery of the 544,410 restricted AB Holding Units that vested in December 2014 until the earlier of December 19, 2018, his death and the date on which a change in control of AB occurs. See “Overview of Our Chief Executive Officer’s Compensation – Compensation Elements – Restricted AB Holding Units” in this Item 11 for additional information.

(2)	Amounts shown reflect Mr. Gingrich’s interests from pre-2009 awards under the predecessor plan to the Incentive Compensation Program, under which plan participants were permitted to allocate their awards (i) among notional investments in AB Holding Units, certain of the investment services we provided to clients and a money market fund, or (ii) under limited circumstances, in options to buy AB Holding Units. For additional information about the Incentive Compensation Program, see Notes 2 and 17 to AB’s consolidated financial statements in Item 8.

(3)	The amounts shown in the “Aggregate Earnings in Last FY” column for Messrs. van Brugge and Weisenseel reflect the interest payments associated with the Deferred Cash portions of their respective long-term incentive compensation awards (in 2011 for Mr. van Brugge and in 2012 for Mr. Weisenseel). Interest accrues monthly based on our monthly weighted average cost of funds (approximately 0.2% in 2014) and will be credited to Messrs. van Brugge and Weisenseel annually until the cash is distributed to them in installments over the four-year vesting period. The amounts shown in the “Aggregate Withdrawals/Distributions” column for Messrs. van Brugge and Weisenseel represent their respective Deferred Cash distributions during 2014, and the amounts shown in the “Aggregate Balance at Last FYE” column represent their respective Deferred Cash balances as of December 31, 2014.

Potential Payments upon Termination or Change in Control

Estimated payments and benefits to which our named executive officers would have been entitled upon a change in control of AB or the specified qualifying events of termination of employment as of December 31, 2014 are as follows:

Name	Cash Payments(1)(2) ($)	Acceleration of Restricted AB HoldingUnit Awards(2) ($)	Other Benefits ($)

Peter S. Kraus(3)(4)
Change in control	—	56,248,493	18,857
Termination by AB without cause	—	28,124,241	18,857
Termination by Mr. Kraus for good reason	—	28,124,241	18,857
Death or disability(5)(6)(7)	—	14,062,121	18,857

James A. Gingrich
Resignation or termination by AB without cause (complies with applicable agreements and restrictive covenants)(2)	—	10,016,538	—
Death or disability(8)	—	10,016,538	—

Robert P. van Brugge
Resignation or termination by AB without cause (complies with applicable agreements and restrictive covenants)(2)	62,500	4,361,421	—
Death or disability(8)	62,500	4,361,421	—

Lori A. Massad
Resignation or termination by AB without cause (complies with applicable agreements and restrictive covenants)(2)	—	1,916,509	—
Death or disability(8)	—	1,916,509	—

John C. Weisenseel
Resignation or termination by AB without cause (complies with applicable agreements and restrictive covenants)(2)	50,025	1,534,199	—
Death or disability(8)	50,025	1,534,199	—

(1)	For Messrs. van Brugge and Weisenseel, amounts shown represent the portions of their awards they elected to allocate to Deferred Cash pursuant to the Incentive Compensation Program that were unvested as of December 31, 2014, and the vesting of which would have accelerated had their employment terminated as of such date under the circumstances specified in the table. (Mr. van Brugge allocated a portion of his 2011 award to Deferred Cash and Mr. Weisenseel allocated a portion of his 2012 award to Deferred Cash.) In addition, it is possible that each named executive officer (other than Mr. Kraus) could receive a cash severance payment on the termination of his or her employment. The amounts of any such cash severance payments would be determined at the time of such termination, so we are unable to estimate such amounts.

(2)	See Notes 2 and 17 in AB’s consolidated financial statements in Item 8 and “Compensation Elements for Executive Officers – Long-term Incentive Compensation Awards” above in this Item 11 for a discussion of the terms set forth in long-term incentive compensation award agreements relating to termination of employment.

(3)	If a change in control of AB or a qualifying event of termination of employment had occurred as of December 31, 2014, Mr. Kraus would have been entitled to receive (i) accelerated vesting under the Kraus Employment Agreement of the entire June 2012 Grant (in the case of a change in control of AB), the portions of the June 2012 Grant scheduled to vest on December 19, 2015 and 2016 (in the case of termination by AB without cause or termination by Mr. Kraus for good reason), or a pro-rated portion of the June 2012 Grant scheduled to vest on December 19, 2015 (in the case of termination due to death or disability), as shown in the “Acceleration of Restricted AB Holding Unit Awards” column, and (ii) a payment of $18,857 for continuing health and welfare benefits, as shown in the “Other Benefits” column. For additional information, including a detailed description of terms in the Kraus Employment Agreement relating to change in control and qualifying events of termination of employment, see “Overview of Our Chief Executive Officer’s Compensation” above in this Item 11.

(4)	Mr. Kraus deferred the delivery of the 544,410 restricted AB Holding Units that vested on December 19, 2014 until the earlier of December 19, 2018, his death and the date on which a change in control of AB occurs. See “Overview of Our Chief Executive Officer’s Compensation – Compensation Elements – Restricted AB Holding Units” above in this Item 11 for additional information.

(5)	The Kraus Employment Agreement indicates that, if Mr. Kraus dies or becomes disabled, he immediately vests in a pro-rated portion of any restricted AB Holding Units otherwise due to vest on the next vesting date.

(6)	The Kraus Employment Agreement defines “Disability” as a good faith determination by AB that Mr. Kraus is physically or mentally incapacitated and has been unable for a period of 120 days in the aggregate during any 12-month period to perform substantially all of the duties for which he is responsible immediately before the commencement of the incapacity.

(7)	Under the Kraus Employment Agreement, upon termination of Mr. Kraus’s employment due to death or disability, AB will provide at its expense continued health and welfare benefits for Mr. Kraus, his spouse and his dependents through the end of the calendar year in which termination occurs. Thereafter, until the date Mr. Kraus (or, in the case of his spouse, his spouse) reaches age 65, AB will provide Mr. Kraus and his spouse with access to participation in AB’s medical plans at Mr. Kraus’s (or his spouse’s) sole expense based on a reasonably determined fair market value premium rate.

(8)	“Disability” is defined in the Incentive Compensation Program award agreements of each of Ms. Massad and Messrs. Gingrich, van Brugge and Weisenseel, and in the Special Option Program award agreement of Mr. Gingrich, as the inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to last for a continuous period of not less than 12 months, as determined by the carrier of the long-term disability insurance program maintained by AB or its affiliate that covers the executive officer.

Director Compensation in 2014
During 2014, we compensated our directors who are not employed by our company or by any of our affiliates (“Eligible Directors”) as follows:

Name	FeesEarned or Paid inCash($)	Stock Awards(1)(3) ($)	Option Awards(2)(3) ($)	Total($)

Christopher M. Condron	75,500	60,000	60,000	195,500
Steven G. Elliott	95,750	120,000	—	215,750
Deborah S. Hechinger	71,000	60,000	60,000	191,000
Weston M. Hicks	69,500	120,000	—	189,500
Scott A. Schoen	71,000	120,000	—	191,000
Lorie A. Slutsky	75,500	120,000	—	195,500
Peter J. Tobin(4)	20,750	—	—	20,750
Joshua A. Weinreich	60,500	120,000	—	180,500

(1)	The aggregate number of restricted AB Holding Units underlying awards outstanding at December 31, 2014 was: for Mr. Condron, 8,996 AB Holding Units; for Ms. Hechinger, 6,726 AB Holding Units; for Mr. Schoen, 7,705 AB Holding Units; for Mr. Weinreich, 6,463 AB Holding Units; and for each of Ms. Slutsky and Messrs. Elliott and Hicks, 13,875 AB Holding Units.

(2)	The aggregate number of options outstanding at December 31, 2014 was: for Mr. Condron, options to buy 49,575 AB Holding Units; for Mr. Elliott, options to buy 26,383 AB Holding Units; for Ms. Hechinger, options to buy 76,340 AB Holding Units; for Mr. Hicks, options to buy 44,938 AB Holding Units; for Ms. Slutsky, options to buy 46,227 AB Holding Units; and for Mr. Weinreich, options to buy 5,774 AB Holding Units. Mr. Schoen did not own any options to buy AB Holding Units.

(3)	Reflects the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 17 to AB’s consolidated financial statements in Item 8.

(4)	Mr. Tobin retired from the Board on March 4, 2014.

The General Partner pays fees, and makes equity-based awards, only to Eligible Directors. Through December 31, 2014, these fees and awards consisted of:

•	an annual retainer of $50,000 (paid quarterly after any quarter during which an Eligible Director serves on the Board);

•	a fee of $1,500 for participating in a meeting of the Board, or any duly constituted committee of the Board, whether in person or by telephone;
•	an annual retainer of $15,000 for acting as Chair of the Audit Committee;
•	an annual retainer of $7,500 for acting as Chair of the Compensation Committee;
•	an annual retainer of $7,500 for acting as Chair of the Governance Committee; and
•	an annual equity-based grant under an equity compensation plan consisting of (at each Eligible Director’s election):
•	restricted AB Holding Units with a grant date value of $120,000;
•	options to buy AB Holding Units with a grant date value of $120,000; or
•	restricted AB Holding Units with a grant date value of $60,000 and options to buy AB Holding Units with a grant date value of $60,000.

Equity grants to Eligible Directors generally are made at the May meeting of the Board. The date of the May meeting is set by the Board the previous year.

At a regularly-scheduled meeting of the Board held during May 2014, the Board, consistent with elections made by our then-serving Eligible Directors during January 2014, granted to (i) each of Mr. Condron and Ms. Hechinger, 2,610 restricted AB Holding Units and options to buy 12,553 AB Holding Units at $22.99 per AB Holding Unit, and (ii) each of Ms. Slutsky and Messrs. Elliott, Hicks, Schoen and Weinreich, 5,220 restricted AB Holding Units. The exercise price of the options was the closing price of an AB Holding Unit as reported for NYSE composite transactions on May 15, 2014, the date on which the Board approved the awards. For information about how the Black-Scholes value was calculated, see Notes 2 and 17 to AB’s consolidated financial statements in Item 8.

Options granted to Eligible Directors become exercisable ratably over three years. Restricted AB Holding Units granted to Eligible Directors “cliff” vest after three years (i.e., 100% of the award is distributed on the third anniversary of the grant date). In order to avoid any perception that our directors’ exercise of their fiduciary duties might be impaired, these options and restricted AB Holding Units are not forfeitable, except if the Eligible Director is terminated for “Cause”, as that term is defined in the 2010 Plan or applicable award agreement. Accordingly, vesting and exercisability of options continues following an Eligible Director’s resignation from the Board. Restricted AB Holding Units are distributed as soon as administratively possible following an Eligible Director’s resignation from the Board.

The General Partner may reimburse any director for reasonable expenses incurred in connection with attendance at Board meetings as well as additional Board responsibilities. AB Holding and AB, in turn, reimburse the General Partner for expenses incurred by the General Partner on their behalf, including amounts in respect of directors’ fees and expenses. These reimbursements are subject to any relevant provisions of the AB Holding Partnership Agreement and the AB Partnership Agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

AB Holding Units to be issued pursuant to our equity compensation plans as of December 31, 2014 are as follows:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(1)

Equity compensation plans approved by security holders	5,942,411	$45.03	17,410,392
Equity compensation plans not approved by security holders	—	—	—
Total	5,942,411	$45.03	17,410,392

(1)	All AB Holding Units remaining available for future issuance will be issued pursuant to the 2010 Plan.

There are no AB Units to be issued pursuant to an equity compensation plan.

For information about our equity compensation plans, see Note 17 to AB’s consolidated financial statements in Item 8.

Principal Security Holders

As of December 31, 2014, we had no information that any person beneficially owned more than 5% of the outstanding AB Holding Units.

As of December 31, 2014, we had no information that any person beneficially owned more than 5% of the outstanding AB Units, except as reported by AXA and certain of its subsidiaries on Schedule 13D/A and Forms 4 filed with the SEC on December 20, 2013 pursuant to the Exchange Act. We have prepared the following table, and the notes that follow, in reliance on such filings:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Reported on Schedule		Percent of Class

AXA(1)(2)(3)(4) 25 avenue Matignon 75008 Paris, France	170,121,745	(4)(5)	62.3	%(4)(5)

(1)	Based on information provided by AXA Financial, on December 31, 2014, AXA and certain of its subsidiaries beneficially owned all of AXA Financial’s outstanding common stock. For insurance regulatory purposes, the shares of common stock of AXA Financial beneficially owned by AXA and its subsidiaries have been deposited into a voting trust (“Voting Trust”), the term of which has been extended until April 29, 2021. The trustees of the Voting Trust (“Voting Trustees”) are Henri de Castries, Denis Duverne and Mark Pearson. Messrs. de Castries and Duverne serve on the Board of Directors of AXA, while Mr. Pearson serves on the Management Committee of AXA. The Voting Trustees have agreed to exercise their voting rights to protect the legitimate economic interests of AXA, but with a view to ensuring that certain minority shareholders of AXA do not exercise control over AXA Financial or certain of its insurance subsidiaries.

(2)	Based on information provided by AXA, as of December 31, 2014, 14.03% of the issued ordinary shares (representing 23.61% of the voting power) of AXA were owned directly and indirectly by two French mutual insurance companies (AXA Assurances IARD Mutuelle and AXA Assurances Vie Mutuelle) engaged in the Property & Casualty insurance business and the Life & Savings insurance business in France (“Mutuelles AXA”).

(3)	The Voting Trustees and the Mutuelles AXA, as a group, may be deemed to be beneficial owners of all AB Units beneficially owned by AXA and its subsidiaries. By virtue of the provisions of the Voting Trust Agreement, AXA may be deemed to have shared voting power with respect to the AB Units. AXA and its subsidiaries have the power to dispose or direct the disposition of all shares of the capital stock of AXA Financial deposited in the Voting Trust. The Mutuelles AXA, as a group, may be deemed to share the power to vote or to direct the vote and to dispose or to direct the disposition of all the AB Units beneficially owned by AXA and its subsidiaries. The address of each of AXA and Messrs. de Castries and Duverne is 25 avenue Matignon, 75008 Paris, France. The address of Mr. Pearson is 1290 Avenue of the Americas, New York, NY 10104. The address of the Mutuelles AXA is 313 Terrasses de l’Arche, 92727 Nanterre Cedex, France.

(4)	By reason of their relationships, AXA, the Voting Trustees, the Mutuelles AXA, AXA America Holdings, Inc. (a subsidiary of AXA, “AXA America”), AXA Equitable Financial Services, LLC (a subsidiary of AXA America), AXA IM Rose Inc. (a 96.11%-owned subsidiary of AXA), AXA Financial, AXA Equitable, Coliseum Reinsurance Company (a subsidiary of AXA Financial), ACMC, LLC (a subsidiary of AXA Financial) and MLOA may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of the 170,121,745 issued and outstanding AB Units.

(5)	As indicated above in note 4, AXA owns approximately 96.11% of AXA IM Rose Inc., so approximately 3.89% of the AB Units beneficially owned by AXA IM Rose Inc. as of December 31, 2014 were not beneficially owned by AXA. As a result, as of December 31, 2014, AXA beneficially owned 168,490,490 AB Units, or 61.7% of the issued and outstanding AB Units.

As of December 31, 2014, AB Holding was the record owner of 100,756,999, or 36.9%, of the issued and outstanding AB Units.

Management

As of December 31, 2014, the beneficial ownership of AB Holding Units by each director and named executive officer of the General Partner and by all directors and executive officers as a group is as follows:

Name of Beneficial Owner	Number of AB Holding Units and Nature of Beneficial Ownership	Percent of Class

Peter S. Kraus(1)(2)	4,337,643	4.3%
Christopher M. Condron(3)	81,232	*
Henri de Castries(1)	2,000	*
Denis Duverne(1)	2,000	*
Steven G. Elliott(4)	37,566	*
Deborah S. Hechinger(5)	57,140	*
Weston M. Hicks(6)	60,088	*
Heidi S. Messer	—	*
Mark Pearson(1)	—	*
Scott A. Schoen	57,705	*
Lorie A. Slutsky(1)(7)	63,198	*
Christian Thimann(1)	—	*
Joshua A. Weinreich(8)	8,387	*
James A. Gingrich(1)(9)	957,606	1.0
Lori A. Massad(1)(10)	161,006	*
Robert P. van Brugge(1)(11)	232,205	*
John C. Weisenseel(1)(12)	99,530	*
All directors and executive officers of the General Partner as a group (18 persons)(13)(14)	6,430,513	6.4%

*	Number of AB Holding Units listed represents less than 1% of the Units outstanding.

(1)	Excludes AB Holding Units beneficially owned by AXA and its subsidiaries. Ms. Slutsky and Messrs. Kraus, de Castries, Duverne, Pearson and Thimann are directors and/or officers of AXA, AXA Financial, and/or AXA Equitable. Ms. Massad and Messrs. Kraus, Gingrich, van Brugge and Weisenseel are directors and/or officers of the General Partner.

(2)	Includes 3,266,463 restricted AB Holding Units awarded to Mr. Kraus pursuant to the Kraus Employment Agreement or the Kraus Initial Employment Agreement that have not yet vested and/or with respect to which he has deferred delivery. See “Overview of Our Chief Executive Officer’s Compensation – Compensation Elements – Restricted AB Holding Units” in Item 11 for additional information regarding Mr. Kraus’s AB Holding Unit awards.

(3)	Includes 24,477 AB Holding Units Mr. Condron can acquire within 60 days under an AB option plan.

(4)	Includes 20,932 AB Holding Units Mr. Elliott can acquire within 60 days under an AB option plan.

(5)	Includes 44,150 AB Holding Units Ms. Hechinger can acquire within 60 days under an AB option plan.

(6)	Includes 39,487 AB Holding Units Mr. Hicks can acquire within 60 days under an AB option plan.

(7)	Includes 40,776 AB Holding Units Ms. Slutsky can acquire within 60 days under an AB option plan.

(8)	Includes 1,924 AB Holding Units Mr. Weinreich can acquire within 60 days under an AB option plan.

(9)	Includes 263,533 AB Holding Units Mr. Gingrich can acquire within 60 days under an AB option plan and 463,506 restricted AB Holding Units awarded to Mr. Gingrich as long-term incentive compensation that have not yet vested or been delivered to him. For information regarding Mr. Gingrich’s long-term incentive compensation awards, see “Grants of Plan-based Awards in 2014” and “Outstanding Equity Awards at 2014 Fiscal Year-End” in Item 11.

(10)	Includes 74,197 restricted AB Holding Units awarded to Ms. Massad as long-term incentive compensation that have not yet vested or been delivered to her. For information regarding Ms. Massad’s long-term incentive compensation awards, see “Grants of Plan-based Awards in 2014” and “Outstanding Equity Awards at 2014 Fiscal Year-End” in Item 11.

(11)	Includes 168,851 restricted AB Holding Units awarded to Mr. van Brugge as long-term incentive compensation that have not yet vested or been delivered to him. For information regarding Mr. van Brugge’s long-term incentive compensation awards, see “Grants of Plan-based Awards in 2014” and “Outstanding Equity Awards at 2014 Fiscal Year-End” in Item 11.

(12)	Includes 59,396 restricted AB Holding Units awarded to Mr. Weisenseel as long-term incentive compensation that have not vested or been delivered to him. For information regarding Mr. Weisenseel’s long-term incentive compensation awards, see “Grants of Plan-based Awards in 2014” and “Outstanding Equity Awards at 2014 Fiscal Year-End” in Item 11.

(13)	Includes 513,627 AB Holding Units the directors and executive officers as a group can acquire within 60 days under AB option plans.

(14)	Includes 4,204,774 restricted AB Holding Units awarded to the executive officers as a group as long-term incentive compensation that have not yet vested and/or been delivered to them.

As of December 31, 2014, our directors and executive officers did not beneficially own any AB Units.

As of December 31, 2014, the beneficial ownership of the common stock of AXA by each director and named executive officer of the General Partner and by all directors and executive officers as a group is as follows:

AXA Common Stock(1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class

Peter S. Kraus	—	*
Christopher M. Condron(2)	2,788,422	*
Henri de Castries(3)	4,349,340	*
Denis Duverne(4)	2,457,901	*
Steven G. Elliott	—	*
Deborah S. Hechinger	—	*
Weston M. Hicks	—	*
Heidi S. Messer	—	*
Mark Pearson(5)	495,096	*
Scott A. Schoen	—	*
Lorie A. Slutsky(6)	38,519	*
Christian Thimann	—	*
Joshua A. Weinreich	—	*
James A. Gingrich	—	*
Lori A. Massad	—	*
Robert P. van Brugge	—	*
John C. Weisenseel	—	*
All directors and executive officers of the General Partner as a group (18 persons)(7)	10,129,278	*

*	Number of shares listed represents less than 1% of the outstanding AXA common stock.

(1)	Holdings of AXA American Depositary Shares (“ADS”) are expressed as their equivalent in AXA common stock. Each AXA ADS represents the right to receive one AXA ordinary share.

(2)	Includes 2,367,391 shares Mr. Condron can acquire within 60 days under option plans. Also includes 297,080 deferred restricted ADS units under AXA’s Variable Deferred Compensation Plan for Executives.

(3)	Includes 2,564,763 shares Mr. de Castries can acquire within 60 days under option plans. Also includes 291,771 unvested AXA performance shares, which are paid out when vested based on the price of AXA at that time and are subject to achievement of internal performance conditions.

(4)	Includes 1,619,749 shares Mr. Duverne can acquire within 60 days under option plans.

(5)	Includes 250,966 shares Mr. Pearson can acquire within 60 days under options plans. Also includes 157,900 AXA performance shares, which are paid out when vested based on the price of AXA at that time and are subject to achievement of internal performance conditions.

(6)	Includes 9,042 shares Ms. Slutsky can acquire within 60 days under option plans.

(7)	Includes 6,811,911 shares the directors and executive officers as a group can acquire within 60 days under option plans.

Partnership Matters

The General Partner makes all decisions relating to the management of AB and AB Holding. The General Partner has agreed that it will conduct no business other than managing AB and AB Holding, although it may make certain investments for its own account. Conflicts of interest, however, could arise between AB and AB Holding, the General Partner and the Unitholders of both Partnerships.

Section 17-403(b) of the Delaware Revised Uniform Limited Partnership Act (“Delaware Act”) states in substance that, except as provided in the Delaware Act or the applicable partnership agreement, a general partner of a limited partnership has the liabilities of a general partner in a general partnership governed by the Delaware Uniform Partnership Law (as in effect on July 11, 1999) to the partnership and to the other partners. Accordingly, while under Delaware law a general partner of a limited partnership is liable as a fiduciary to the other partners, those fiduciary obligations may be altered by the terms of the applicable partnership agreement. The AB Partnership Agreement and AB Holding Partnership Agreement (each a “Partnership Agreement” and, together, the “Partnership Agreements”) each sets forth limitations on the duties and liabilities of the General Partner. Each Partnership Agreement provides that the General Partner is not liable for monetary damages for errors in judgment or for breach of fiduciary duty (including breach of any duty of care or loyalty) unless it is established (the person asserting such liability having the burden of proof) that the General Partner’s action or failure to act involved an act or omission undertaken with deliberate intent to cause injury, with reckless disregard for the best interests of the Partnerships or with actual bad faith on the part of the General Partner, or constituted actual fraud. Whenever the Partnership Agreements provide that the General Partner is permitted or required to make a decision (i) in its “discretion” or under a grant of similar authority or latitude, the General Partner is entitled to consider only such interests and factors as it desires and has no duty or obligation to consider any interest of or other factors affecting the Partnerships or any Unitholder of AB or AB Holding or (ii) in its “good faith” or under another express standard, the General Partner will act under that express standard and will not be subject to any other or different standard imposed by either Partnership Agreement or applicable law or in equity or otherwise. Each Partnership Agreement further provides that to the extent that, at law or in equity, the General Partner has duties (including fiduciary duties) and liabilities relating thereto to either Partnership or any partner, the General Partner acting under either Partnership Agreement, as applicable, will not be liable to the Partnerships or any partner for its good faith reliance on the provisions of the Partnership Agreement.
In addition, each Partnership Agreement grants broad rights of indemnification to the General Partner and its directors and affiliates and authorizes AB and AB Holding to enter into indemnification agreements with the directors, officers, partners, employees and agents of AB and its affiliates and AB Holding and its affiliates. The Partnerships have granted broad rights of indemnification to officers and employees of AB and AB Holding. The foregoing indemnification provisions are not exclusive, and the Partnerships are authorized to enter into additional indemnification arrangements. AB and AB Holding have obtained directors and officers/errors and omissions liability insurance.

Each Partnership Agreement also allows transactions between AB and AB Holding and the General Partner or its affiliates, as we describe in “Policies and Procedures Regarding Transactions with Related Persons” in Item 13. The Delaware courts have held that provisions in partnership or limited liability company agreements that permit affiliate transactions so long as they are on an arms-length basis operate to establish a contractually-agreed-to fiduciary duty standard of entire fairness on the part of the general partner or manager in connection with the approval of affiliate transactions. Also, each Partnership Agreement expressly permits all affiliates of the General Partner to compete, directly or indirectly, with AB and AB Holding, as we discuss in “Competition” in Item 1. The Partnership Agreements further provide that, except to the extent that a decision or action by the General Partner is taken with the specific intent of providing an improper benefit to an affiliate of the General Partner to the detriment of AB or AB Holding, there is no liability or obligation with respect to, and no challenge of, decisions or actions of the General Partner that would otherwise be subject to claims or other challenges as improperly benefiting affiliates of the General Partner to the detriment of the Partnerships or otherwise involving any conflict of interest or breach of a duty of loyalty or similar fiduciary obligation.

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

Policies and Procedures Regarding Transactions with Related Persons

Each Partnership Agreement expressly permits AXA and its affiliates, which includes AXA Equitable and its affiliates (collectively, “AXA Affiliates”), to provide services to AB and AB Holding if the terms of the transaction are approved by the General Partner in good faith as being comparable to (or more favorable to each such Partnership than) those that would prevail in a transaction with an unaffiliated party. This requirement is conclusively presumed to be satisfied as to any transaction or arrangement that (i) in the reasonable and good faith judgment of the General Partner, meets that unaffiliated party standard, or (ii) has been approved by a majority of those directors of the General Partner who are not also directors, officers or employees of an affiliate of the General Partner.

In practice, our management pricing committees review investment advisory agreements with AXA Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with AXA Affiliates are submitted to the Audit Committee for their review and approval. (See “Committees of the Board” in Item 10 for details regarding the Audit Committee.) We are not aware of any transaction during 2014 between our company and any related person with respect to which these procedures were not followed.

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

Financial Arrangements with AXA Affiliates

The General Partner has, in its reasonable and good faith judgment (based on its knowledge of, and inquiry with respect to, comparable arrangements with or between unaffiliated parties), approved the following arrangements with AXA Affiliates as being comparable to, or more favorable to AB than, those that would prevail in a transaction with an unaffiliated party.

Transactions between AB and related persons during 2014 are as follows (the first table summarizes services we provide to related persons and the second table summarizes services our related persons provide to us):

Parties(1)	General Description of Relationship(2)	Amounts Received or Accrued for in 2014

AXA Equitable(3)
We provide investment management services and ancillary accounting, valuation, reporting, treasury and other services to the general and separate accounts of AXA Equitable and its insurance company subsidiaries.
		$48,455,000 (of which $756,000 relates to the ancillary services)
EQAT, AXA Enterprise Trust and AXA Premier VIP Trust	We serve as sub-adviser to these open-end mutual funds, each of which is sponsored by a subsidiary of AXA Financial.	$25,923,000
AXA Life Japan Limited(3)		$18,680,000
AXA AB Funds	We provide investment management, distribution and shareholder servicing-related services.	$14,115,000
AXA Re Arizona Company(3)		$9,732,000
AXA Switzerland Life(3)		$5,665,000
AXA Hong Kong Life(3)		$4,995,000
AXA France(3)		$4,238,000
AXA U.K. Group Pension Scheme		$3,965,000
AXA Belgium(3)		$2,334,000
AXA Germany(3)		$1,231,000
MONY Life Insurance Company of America(3)		$1,176,000
AXA Investment Managers Ltd. Paris(3)		$887,000
AXA Corporate Solutions(3)		$824,000
AXA General Insurance Hong Kong Ltd.(3)		$613,000
AXA Mediterranean(3)		$489,000
U.S. Financial Life Insurance Company(3)		$426,000
AXA Switzerland Property and Casualty(3)		$363,000
AIM Deutschland GmbH(3)		$244,000
AXA Insurance Company(3)		$155,000
Coliseum Reinsurance(3)		$111,000

Parties(1)(3)	General Description of Relationship	Amounts Paid or Accrued for in 2014

AXA Advisors	Distributes certain of our Retail Products and provides Private Wealth Management referrals.	$16,255,000
AXA Group Solutions Pvt. Ltd.	Provides maintenance and development support for applications.	$5,252,000
AXA Business Services Pvt. Ltd.	Provides data processing services and support for certain investment operations functions.	$4,753,000
AXA Equitable	We are covered by various insurance policies maintained by AXA Equitable.	$3,632,000
AXA Technology Services India Pvt.	Provides certain data processing services and functions.	$3,629,000
AXA Wealth	Provides portfolio-related services for assets we manage under the AXA Corporate Trustee Investment Plan.	$1,876,000
AXA Advisors	Sells shares of our mutual funds under Distribution Service and educational Support agreements.	$1,457,000
GIE Informatique AXA	Provides cooperative technology development and procurement services to us and to various other subsidiaries of AXA.	$982,000

(1)	AB or one of its subsidiaries is a party to each transaction.
(2)	We provide investment management services unless otherwise indicated.
(3)	This entity is a subsidiary of AXA.

Additional Transactions with Related Persons

AXA Equitable and its affiliates are not obligated to provide funds to us, except for ACMC, LLC’s and the General Partner’s obligation to fund certain of our incentive compensation and employee benefit plan obligations. ACMC, LLC and the General Partner are obligated, subject to certain limitations, to make capital contributions to AB in an amount equal to the payments AB is required to make as incentive compensation under the employment agreements entered into in connection with AXA Equitable’s 1985 acquisition of Donaldson, Lufkin and Jenrette Securities Corporation (since November 2000, a part of Credit Suisse Group) as well as obligations of AB to various employees and their beneficiaries under AB’s Capital Accumulation Plan. In 2014, ACMC, LLC made capital contributions to AB in the amount of approximately $2.3 million in respect of these obligations. ACMC, LLC’s obligations to make these contributions are guaranteed by Equitable Holdings, LLC (a wholly-owned subsidiary of AXA Equitable), subject to certain limitations. All tax deductions with respect to these obligations, to the extent funded by ACMC, LLC, the General Partner or Equitable Holdings, LLC, will be allocated to ACMC, LLC or the General Partner.

Arrangements with Immediate Family Members of Related Persons

During 2014, we did not have arrangements with immediate family members of our directors and executive officers.

Director Independence

See “Independence of Certain Directors” in Item 10.

Item 14.	Principal Accounting Fees and Services
Fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of AB’s and AB Holding’s annual financial statements for 2014 and 2013, respectively, and fees for other services rendered by PwC are as follows:
	2014	2013
	(in thousands)

Audit fees(1)	$5,178	$4,911
Audit-related fees(2)	3,388	3,435
Tax fees(3)	2,357	2,225
All other fees(4)	5	5
Total	$10,928	$10,576

(1)	Includes $65,563 and $64,914 paid for audit services to AB Holding in 2014 and 2013, respectively.
(2)	Audit-related fees consist principally of fees for audits of financial statements of certain employee benefit plans, internal control reviews and accounting consultation.
(3)	Tax fees consist of fees for tax consultation and tax compliance services.
(4)	All other fees in 2014 and 2013 consisted of miscellaneous non-audit services.
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
Financial Statement Schedule.
Attached to this Form 10-K is a schedule describing Valuation and Qualifying Account-Allowance for Doubtful Accounts for the three years ended December 31, 2014, 2013 and 2012.
(b)	Exhibits.
The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith or incorporated by reference herein, as indicated:
Exhibit	Description
3.01	Amended and Restated Certificate of Limited Partnership dated February 24, 2006 of AB Holding (incorporated by reference to Exhibit 99.06 to Form 8-K, as filed February 24, 2006).
3.02
Amendment No. 1 dated February 24, 2006 to Amended and Restated Agreement of Limited Partnership of AB Holding (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarterly period ended September 30, 2006, as filed November 8, 2006).

3.03
Amended and Restated Agreement of Limited Partnership dated October 29, 1999 of AB Holding (incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended December 31, 2003, as filed March 10, 2004).

3.04	Amended and Restated Certificate of Limited Partnership dated February 24, 2006 of AB (incorporated by reference to Exhibit 99.07 to Form 8-K, as filed February 24, 2006).`
3.05
Amendment No. 1 dated February 24, 2006 to Amended and Restated Agreement of Limited Partnership of AB (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarterly period ended September 30, 2006, as filed November 8, 2006).

3.06
Amended and Restated Agreement of Limited Partnership dated October 29, 1999 of AB (incorporated by reference to Exhibit 3.3 to Form 10-K for the fiscal year ended December 31, 2003, as filed March 10, 2004).

3.07	Certificate of Amendment to the Certificate of Incorporation of AllianceBernstein Corporation (incorporated by reference to Exhibit 99.08 to Form 8-K, as filed February 24, 2006).
3.08	AllianceBernstein Corporation By-Laws with amendments through February 24, 2006 (incorporated by reference to Exhibit 99.09 to Form 8-K, as filed February 24, 2006).
4.01
Contingent Value Rights Agreement, dated as of December 12, 2013, by and between AB and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.01 to Form 10-K for the fiscal year ended December 31, 2013, as filed February 12, 2014).

10.01	AllianceBernstein 2014 Incentive Compensation Award Program.*
10.02	AllianceBernstein 2014 Deferred Cash Compensation Program.*
10.03	AllianceBernstein L.P. 2010 Long Term Incentive Plan, as amended.*
10.04	Form of Award Agreement under Incentive Compensation Award Program, Deferred Cash Compensation Program and 2010 Long Term Incentive Plan.*
10.05	Form of Award Agreement under 2010 Long Term Incentive Plan relating to equity compensation awards to Eligible Directors.*
10.06	Guidelines for Transfer of AB Units.
10.07	Summary of AB’s Lease at 1345 Avenue of the Americas, New York, New York 10105.
10.08
Revolving Credit Agreement, dated as of December 9, 2010, Amended and Restated as of January 17, 2012 and Further Amended and Restated as of October 22, 2014, among AB and SCB LLC, as Borrowers; Bank of America, N.A., as Administrative Agent; Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and HSBC Securities (USA) Inc., as Joint Lead Arrangers and Joint Book Managers, and the other lenders party thereto (incorporated by reference to Exhibit 10.01 to Form 8-K , as filed October 24, 2014).

10.09
Employment Agreement among Peter S. Kraus, AllianceBernstein Corporation, AB Holding and AB, dated as of June 21, 2012 (incorporated by reference to Exhibit 99.01 to Form 8-K/A, as filed June 26, 2012).*

10.10
Amendment No. 1 to Employment Agreement dated as of December 19, 2008 among Peter S. Kraus, AllianceBernstein Corporation, AB Holding and AB, dated as of June 21, 2012 (incorporated by reference to Exhibit 99.02 to Form 8-K, as filed June 21, 2012).*

10.11	Form of Award Agreement under the Special Option Program (incorporated by reference to Exhibit 10.05 to Form 10-K for the fiscal year ended December 31, 2008, as filed February 23, 2009).*
10.12
Amended and Restated Commercial Paper Dealer Agreement, dated as of February 10, 2009, among Banc of America Securities LLC, Merrill Lynch Money Markets Inc., Deutsche Bank Securities Inc. and AB (incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 2008, as filed February 23, 2009).

10.13
Employment Agreement among Peter S. Kraus, AllianceBernstein Corporation, AB Holding and AB, dated as of December 19, 2008 (incorporated by reference to Exhibit 99.02 to Form 8-K, as filed December 24, 2008).*

10.14
Amended and Restated 1997 Long Term Incentive Plan, as amended through November 28, 2007 (incorporated by reference to Exhibit 10.02 to Form 10-K for the fiscal year ended December 31, 2007, as filed February 25, 2008).*

10.15
Amended and Restated Issuing and Paying Agency Agreement, dated as of May 3, 2006 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2006, as filed May 8, 2006).

10.16
Investment Advisory and Management Agreement for the General Account of AXA Equitable Life Insurance Company (incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 2004, as filed March 15, 2005).

10.17	AB Partners Plan of Repurchase adopted as of February 20, 2003 (incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2002, as filed March 27, 2003).
10.18
Services Agreement dated as of April 22, 2001 between AB and AXA Equitable Life Insurance Company (incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 2001, as filed March 28, 2002).

10.19
Extendible Commercial Notes Dealer Agreement, dated as of December 14, 1999 (incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 1999, as filed March 28, 2000).

10.20
Amended and Restated Investment Advisory and Management Agreement dated January 1, 1999 among AB Holding, Alliance Corporate Finance Group Incorporated, and AXA Equitable Life Insurance Company (incorporated by reference to Exhibit (a)(6) to Form 10-Q/A for the quarterly period ended September 30, 1999, as filed on September 28, 2000).

10.21
Amended and Restated Accounting, Valuation, Reporting and Treasury Services Agreement dated January 1, 1999 between AB Holding, Alliance Corporate Finance Group Incorporated, and AXA Equitable Life Insurance Company (incorporated by reference to Exhibit (a)(7) to the Form 10-Q/A for the quarterly period ended September 30, 1999, as filed September 28, 2000).

10.22	Alliance Capital Accumulation Plan (incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1988, as filed March 31, 1989).*
12.01	AB Consolidated Ratio of Earnings to Fixed Charges in respect of the years ended December 31, 2014, 2013 and 2012.
21.01	Subsidiaries of AB.
23.01	Consents of PricewaterhouseCoopers LLP.
31.01	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Mr. Weisenseel furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

AllianceBernstein Holding L.P.

Date: February 12, 2015	By:	/s/ Peter S. Kraus
Peter S. Kraus
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 12, 2015	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

Date: February 12, 2015	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer

Directors

/s/ Peter S. Kraus	/s/ Heidi S. Messer
Peter S. Kraus	Heidi S. Messer
Chairman of the Board	Director

/s/ Christopher M. Condron	/s/ Mark Pearson
Christopher M. Condron	Mark Pearson
Director	Director

/s/ Henri de Castries	/s/ Scott A. Schoen
Henri de Castries	Scott A. Schoen
Director	Director

/s/ Denis Duverne	/s/ Lorie A. Slutsky
Denis Duverne	Lorie A. Slutsky
Director	Director

/s/ Steven G. Elliott	/s/ Christian Thimann
Steven G. Elliott	Christian Thimann
Director	Director

/s/ Deborah S. Hechinger	/s/ Joshua A. Weinreich
Deborah S. Hechinger	Joshua A. Weinreich
Director	Director

/s/ Weston M. Hicks
Weston M. Hicks
Director

SCHEDULE I I

AllianceBernstein L.P.
Valuation and Qualifying Account - Allowance for Doubtful Accounts
For the Three Years Ending December 31, 2014, 2013 and 2012

Description	Balance at Beginning of Period	Credited to Costs and Expenses	Deductions		Balance at End of Period
	(in thousands)

For the year ended December 31, 2012	$752	$100	$8	(a)	$844

For the year ended December 31, 2013	$844	$-	$81	(b)	$763

For the year ended December 31, 2014	$763	$-	$38	(c)	$725

(a)	Includes accounts written-off as uncollectible of $15 and a net addition to the allowance balance of $7.
(b)	Includes accounts written-off as uncollectible of $84 and a net addition to the allowance balance of $3.
(c)	Includes accounts written-off as uncollectible of $28 and a net reduction to the allowance balance of $10.