Form 10-Q
period 2015-03-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2015-04-30
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2015 was 100,324,540.*

*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS

Investment in AB	$1,605,141	$1,627,740
Other assets	152	152
Total assets	$1,605,293	$1,627,892

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$6,416	$382
Total liabilities	6,416	382

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,363	1,374
Limited partners: 100,224,540 and 100,656,999 limited partnership units issued and outstanding	1,642,899	1,668,585
AB Holding Units held by AB to fund long-term incentive compensation plans	(12,023)	(13,280)
Accumulated other comprehensive loss	(33,362)	(29,169)
Total partners’ capital	1,598,877	1,627,510
Total liabilities and partners’ capital	$1,605,293	$1,627,892

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Equity in net income attributable to AB Unitholders	$51,616	$41,371

Income taxes	6,031	5,212

Net income	$45,585	$36,159

Net income per unit:
Basic	$0.45	$0.38
Diluted	$0.45	$0.38

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Net income	$45,585	$36,159
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,421)	745
Income tax benefit (expense)	7	(4)
Foreign currency translation adjustments, net of tax	(4,414)	741
Unrealized gains on investments:
Unrealized gains arising during period	67	152
Less: reclassification adjustments for (losses) included in net income	—	(1)
Changes in unrealized gains on investments	67	153
Income tax benefit (expense)	44	(51)
Unrealized gains on investments, net of tax	111	102
Changes in employee benefit related items:
Amortization of prior service cost	—	(458)
Recognized actuarial gain	133	159
Changes in employee benefit related items	133	(299)
Income tax expense	(23)	(7)
Employee benefit related items, net of tax	110	(306)
Other comprehensive (loss) income	(4,193)	537
Comprehensive income	$41,392	$36,696

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$45,585	$36,159
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(51,616)	(41,371)
Cash distributions received from AB	63,184	63,457
Changes in assets and liabilities:
Increase in other liabilities	6,034	5,215
Net cash provided by operating activities	63,187	63,460

Cash flows from investing activities:
Investments in AB from cash distributions paid to AB consolidated rabbi trust	—	(26)
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	(3,901)	(4,656)
Net cash used in investing activities	(3,901)	(4,682)

Cash flows from financing activities:
Cash distributions to Unitholders	(57,168)	(57,662)
Capital contributions to AB	(6,019)	(5,772)
Proceeds from exercise of compensatory options to buy AB Holding Units	3,901	4,656
Net cash used in financing activities	(59,286)	(58,778)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
March 31, 2015
(unaudited)

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

1.	Business Description, Organization and Basis of Presentation

Business Description

AB Holding’s principal source of income and cash flow is attributable to its investment in AB limited partnership interests. The condensed financial statements and notes of AB Holding should be read in conjunction with the condensed consolidated financial statements and notes of AB included as an exhibit to this quarterly report on Form 10-Q and with AB Holding’s and AB’s audited financial statements included in Holding’s Form 10-K for the year ended December 31, 2014.

AB provides research, diversified investment management and related services globally to a broad range of clients. Its principal services include:

●	Institutional Services – servicing its institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as AXA and its subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

●	Retail Services – servicing its retail clients, primarily by means of retail mutual funds sponsored by AB or an affiliated company, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.

●	Private Wealth Management Services – servicing its private clients, including high-net-worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities (including most institutions for which AB manages accounts with less than $25 million in assets), by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles.

●	Bernstein Research Services – servicing institutional investors, such as pension fund, hedge fund and mutual fund managers, seeking high-quality fundamental research, quantitative services and brokerage-related services in equities and listed options.

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

AB provides a broad range of investment services with expertise in:

●	Actively managed equity strategies, with global and regional portfolios across capitalization ranges and investment strategies, including value, growth and core equities;

●	Actively managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

●	Passive management, including index and enhanced index strategies;

●	Alternative investments, including hedge funds, fund of funds and private equity (e.g., direct real estate investing); and

●	Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds.

AB’s services span various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

Index
Organization

As of March 31, 2015, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”), owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”).

As of March 31, 2015, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, is as follows:

AXA and its subsidiaries	62.2%
AB Holding	36.4
Unaffiliated holders	1.4
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries have an approximate 62.7% economic interest in AB as of March 31, 2015.

Basis of Presentation

The interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The December 31, 2014 condensed statement of financial condition was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

2.	Cash Distributions

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

On April 30, 2015, the General Partner declared a distribution of $0.45 per unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2015. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on May 21, 2015 to holders of record at the close of business on May 11, 2015.

3.	Long-term Incentive Compensation Plans

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

Index
During the first quarter of 2015, AB purchased 0.7 million AB Holding Units for $17.0 million (on a trade date basis). This amount reflects open-market purchases of 0.6 million AB Holding Units for $15.1 million, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During the first quarter of 2014, AB purchased 0.2 million AB Holding Units for $3.7 million (on a trade date basis). This amount reflected purchases from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

Each quarter, AB implements plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2015 expired at the close of business on April 29, 2015. AB may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first quarter of 2015 and 2014, AB granted to employees and Eligible Directors 0.1 million and 0.2 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the period and newly-issued AB Holding Units to fund the restricted AB Holding Unit awards.

During the first quarter of 2015, AB Holding issued 0.2 million AB Holding Units upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $3.9 million received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

4.	Net Income per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income – diluted”) and dividing by the diluted weighted average number of units outstanding for each period.

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per unit amounts)

Net income – basic	$45,585	$36,159
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	355	296
Net income – diluted	$45,940	$36,455

Weighted average units outstanding – basic	100,548	96,114
Dilutive effect of compensatory options	1,098	1,077
Weighted average units outstanding – diluted	101,646	97,191

Basic net income per unit	$0.45	$0.38
Diluted net income per unit	$0.45	$0.38

As of March 31, 2015 and 2014, we excluded 2,774,117 and 2,828,033 options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect.

Index
5.	Investment in AB

Changes in AB Holding’s investment in AB during the three-month period ended March 31, 2015 are as follows (in thousands):

Investment in AB as of December 31, 2014	$1,627,740
Equity in net income attributable to AB Unitholders	51,616
Changes in accumulated other comprehensive income (loss)	(4,193)
Additional investments with proceeds from exercise of compensatory options to buy AB Holding Units	3,901
Cash distributions received from AB	(63,184)
Capital contributions to AB	6,019
AB Holding Units retired	(18,821)
AB Holding Units issued to fund long-term incentive compensation plans	806
Change in AB Holding Units held by AB for long-term incentive compensation plans	1,257
Investment in AB as of March 31, 2015	$1,605,141

6.	Units Outstanding

Changes in AB Holding Units outstanding during the three-month period ended March 31, 2015 are as follows:

Outstanding as of December 31, 2014	100,756,999
Options exercised	228,816
Units issued	27,755
Units retired	(689,030)
Outstanding as of March 31, 2015	100,324,540

7.	Income Taxes

AB Holding is a “grandfathered” publicly-traded partnership (“PTP”) for federal tax purposes and, accordingly, is not subject to federal or state corporate income taxes. However, AB Holding is subject to the 4.0% New York City unincorporated business tax (“UBT”), net of credits for UBT paid by AB, and to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business. AB Holding’s partnership gross income is derived from its interest in AB.

AB Holding’s income tax is computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding Units in AB’s consolidated rabbi trust are not treated as outstanding for purposes of calculating AB Holding’s ownership interest in AB.

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)

Net income attributable to AB Unitholders	$141,469	$116,725	21.2%
Multiplied by: weighted average equity ownership interest	36.5%	35.4%
Equity in net income attributable to AB Unitholders	$51,616	$41,371	24.8

AB qualifying revenues	$544,774	$499,129	9.1
Multiplied by: weighted average equity ownership interest for calculating tax	31.1%	29.3%
Multiplied by: federal tax	3.5%	3.5%
Federal income taxes	5,927	5,112
State income taxes	104	100
Total income taxes	$6,031	$5,212	15.7

Effective tax rate	11.7%	12.6%

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

During the first quarter of 2012, AB received a legal letter of claim (“Letter of Claim”) sent on behalf of Philips Pension Trustees Limited and Philips Electronic U.K. Limited (“Philips”), a former pension fund client, alleging that AllianceBernstein Limited (one of AB’s subsidiaries organized in the U.K.) was negligent and failed to meet certain applicable standards of care with respect to the initial investment in, and management of, a £500 million portfolio of U.S. mortgage-backed securities. The alleged damages range between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. On January 2, 2014, Philips filed a claim form (“Claim”) in the High Court of Justice in London, England, which formally commenced litigation with respect to the allegations in the Letter of Claim.

We believe that any losses to Philips resulted from adverse developments in the U.S. housing and mortgage market that precipitated the financial crisis in 2008 and not from any negligence or failure on our part. We believe that we have strong defenses to these claims, which were set forth in our October 12, 2012 response to the Letter of Claim and our June 27, 2014 Statement of Defence is response to the Claim, and will defend this matter vigorously. Currently, we are unable to estimate a reasonably possible range of loss because the matter remains in its early stages.

In addition to the Claim discussed immediately above, AB is involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege significant damages.

In the opinion of AB’s management, an adequate accrual has been made as of March 31, 2015 to provide for any probable losses regarding any litigation matters for which management can reasonably estimate an amount of loss. It is reasonably possible that AB could incur additional losses pertaining to these matters, but currently management cannot estimate any such additional losses.

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

AB Holding’s principal source of income and cash flow is attributable to its investment in AB Units. AB Holding’s interim condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AB included as an exhibit to this Form 10-Q. They also should be read in conjunction with AB’s audited financial statements and notes and MD&A included in Holding’s Form 10-K for the year ended December 31, 2014.

Results of Operations

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$141,469	$116,725	21.2%
Weighted average equity ownership interest	36.5%	35.4%
Equity in net income attributable to AB Unitholders	51,616	41,371	24.8
Income taxes	6,031	5,212	15.7
Net income of AB Holding	$45,585	$36,159	26.1
Diluted net income per AB Holding Unit	$0.45	$0.38	18.4
Distribution per AB Holding Unit	$0.45	$0.39	15.4

Net income for the three months ended March 31, 2015 increased $9.4 million to $45.6 million from net income of $36.2 million for the three months ended March 31, 2014. The increase reflects higher net income attributable to AB Unitholders.

AB Holding’s income taxes represent a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business. AB Holding’s partnership gross income is derived from its interest in AB. AB Holding's income tax is computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by AB Holding’s ownership interest in AB (adjusted for AB Holding Units owned by AB’s consolidated rabbi trust), multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 11.7% in the first quarter of 2015 compared to 12.6% during the first quarter of 2014. This decrease resulted from AB Holding’s equity in AB’s earnings, which increased 24.8%, increasing at a faster rate than income tax expense, which increased 15.7%. AB Holding’s equity in earnings increased at a faster rate than income tax expense primarily because AB qualifying revenues increased 9.1%. See Note 7 to the condensed financial statements contained in Item 1.

Index
Management Operating Metrics

As supplemental information, AB provides the performance measures “adjusted net revenues”, “adjusted operating income” and “adjusted operating margin”, which are the principal metrics management uses in evaluating and comparing the period-to-period operating performance of AB. Such measures are not based on generally accepted accounting principles (“non-GAAP measures”). These non-GAAP measures are provided in addition to, and not as substitutes for, net revenues, operating income and operating margin, and they may not be comparable to non-GAAP measures presented by other companies. Management uses both the GAAP and non-GAAP measures in evaluating the company’s financial performance. The non-GAAP measures alone may pose limitations because they do not include all of AB’s revenues and expenses. Further, adjusted diluted net income per AB Holding Unit is not a liquidity measure and should not be used in place of cash flow measures. See AB’s MD&A contained in Exhibit 99.1.

The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit are as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per unit amounts)

AB non-GAAP adjustments, before taxes	$(326)	$2,890
Income tax benefit (expense) on non-GAAP adjustments	22	(46)
AB non-GAAP adjustments, after taxes	(304)	2,844
AB Holding’s weighted average equity ownership interest in AB	36.5%	35.4%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$(111)	$1,008

Net income – diluted, GAAP basis	$45,940	$36,455
Impact on AB Holding’s net income of AB non-GAAP adjustments	(111)	1,008
Adjusted net income – diluted	$45,829	$37,463

Diluted net income per AB Holding Unit, GAAP basis	$0.45	$0.38
Impact of AB non-GAAP adjustments	—	0.01
Adjusted diluted net income per AB Holding Unit	$0.45	$0.39

The impact on AB Holding’s net income of AB’s non-GAAP adjustments reflects AB Holding’s share (based on its ownership percentage of AB over the applicable period) of AB’s non-GAAP adjustments to its net income.

Cash Distributions

AB Holding is required to distribute all of its Available Cash Flow, as defined in the AB Holding Partnership Agreement, to its Unitholders (including the General Partner). Available Cash Flow typically is the adjusted diluted net income per unit for the quarter multiplied by the number of units outstanding at the end of the quarter. Management anticipates that Available Cash Flow will continue to be based on adjusted diluted net income per unit, unless management determines that one or more non-GAAP adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation. See Note 2 to the condensed financial statements contained in Item 1 for a description of Available Cash Flow.

Capital Resources and Liquidity

During the three months ended March 31, 2015, net cash provided by operating activities was $63.2 million, compared to $63.5 million during the corresponding 2014 period. The decrease primarily was due to lower cash distributions received from AB of $0.3 million.

During the three months ended March 31, 2015, net cash used in investing activities was $3.9 million, compared to $4.7 million during the corresponding 2014 period. The decrease reflects lower investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units of $0.8 million.

During the three months ended March 31, 2015, net cash used in financing activities was $59.3 million, compared to $58.8 million during the corresponding 2014 period.

Management believes that the cash flow realized from its investment in AB will provide AB Holding with the resources to meet its financial obligations.

Index
Commitments and Contingencies

See Note 8 to the condensed financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2014 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below also could affect adversely our revenues, financial condition, results of operations and business prospects.

The forward-looking statements referred to in the preceding paragraph, most of which directly affect AB but also affect AB Holding because AB Holding’s principal source of income and cash flow is attributable to its investment in AB, include statements regarding:

•	Our belief that the cash flow AB Holding realizes from its investment in AB will provide AB Holding with the resources necessary to meet its financial obligations: AB Holding’s cash flow is dependent on the quarterly cash distributions it receives from AB. Accordingly, AB Holding’s ability to meet its financial obligations is dependent on AB’s cash flow from its operations, which is subject to the performance of the capital markets and other factors beyond our control.
•	Our financial condition and ability to access the public and private capital markets providing adequate liquidity for our general business needs: Our financial condition is dependent on our cash flow from operations, which is subject to the performance of the capital markets, our ability to maintain and grow client assets under management and other factors beyond our control. Our ability to access public and private capital markets on reasonable terms may be limited by adverse market conditions, our firm’s credit ratings, our profitability and changes in government regulations, including tax rates and interest rates.
•	The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect certain pending legal proceedings to have a material adverse effect on our results of operations, financial condition or liquidity, any settlement or judgment with respect to a pending or future legal proceeding could be significant, and could have such an effect.
•	The possibility that we will engage in open market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program: The number of AB Holding Units AB may decide to buy in future periods, if any, to help fund incentive compensation awards depends on various factors, some of which are beyond our control, including the fluctuation in the price of a Holding Unit (NYSE: AB) and the availability of cash to make these purchases.
•	Our determination that adjusted employee compensation expense should not exceed 50% of our adjusted net revenues: Aggregate employee compensation reflects employee performance and competitive compensation levels. Fluctuations in our revenues and/or changes in competitive compensation levels could result in adjusted employee compensation expense exceeding 50% of our adjusted net revenues.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to AB Holding’s market risk for the quarter ended March 31, 2015.

Index
Item 4.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 to the condensed financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In addition to the information set forth in this report, please consider carefully “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2014.  Such factors could materially affect our revenues, financial condition, results of operations and business prospects. See also our “Cautions Regarding Forward-Looking Statements” in Part I, Item 2.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Holding Units sold by AB Holding in the period covered by this report that were not registered under the Securities Act.

Each quarter, since the third quarter of 2011, AB has implemented plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Exchange Act. The plan adopted during the first quarter of 2015 expired at the close of business on April 29, 2015. AB may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm’s incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part I, Item 1.

The following table provides information relating to any AB Holding Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
1/1/15 - 1/31/15(1) (3)	162,084	$24.43	—	—
2/1/15 - 2/28/15(1)(2) (3)	450,327	26.42	—	—
3/1/15 - 3/31/15(2) (3)	42,001	28.00	—	—
Total	654,412	$26.03	—	—

(1)	During January and February 2015, AB purchased 229,000 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan, which was adopted on October 24, 2014 and expired on February 11, 2015, to help fund anticipated obligations under our incentive compensation award program.
(2)	During February and March 2015, AB purchased 345,021 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan, which was adopted on February 13, 2015 and expired on April 29, 2015, to help fund anticipated obligations under our incentive compensation award program.
(3)	During the first quarter of 2015, AB purchased from employees 80,391 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

Index
The following table provides information relating to any AB Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
1/1/15 - 1/31/15	—	$—	—	—
2/1/15 - 2/28/15	—	—	—	—
3/1/15 - 3/31/15(1)	400	28.32	—	—
Total	400	$28.32	—	—

(1)	During March 2015, AB purchased 400 AB Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Iran Threat Reduction and Syria Human Rights Act

AB, AB Holding and their global subsidiaries had no transactions or activities requiring disclosure under the Iran Threat Reduction and Syria Human Rights Act (“Iran Act”), nor were they involved in the AXA Group matters described immediately below.

The non-U.S. based subsidiaries of AXA operate in compliance with applicable laws and regulations of the various jurisdictions where they operate, including applicable international (United Nations and European Union) laws and regulations.  While AXA Group companies based and operating outside the United States generally are not subject to U.S. law, as an international group, AXA has in place policies and standards (including the AXA Group International Sanctions Policy) that apply to all AXA Group companies worldwide and often impose requirements that go well beyond local law. For additional information regarding AXA, see Note 1 to the condensed financial statements in Part 1, Item 1.

AXA has informed us that AXA Konzern AG (“AXA Konzern”), a subsidiary of AXA organized under the laws of Germany, has a German client designated under Executive Order 13382.  This client has a pension savings contract with AXA Konzern with an annual premium of approximately $15,000. The related annual net profit arising from this contract, which is difficult to calculate with precision, is estimated to be $7,500.  This contract ended in March 2015.

AXA also has informed us that AXA Konzern provides car insurance to the Iranian embassy in Berlin, Germany and some of their staff.  The total annual premium of these policies is approximately $13,000 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $6,500.  These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policies expire.

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

Index
Also, AXA has informed us that AXA Sigorta, a subsidiary of AXA organized under the laws of Turkey, provides car insurance coverage for the vehicle pools of the Iranian General Consulate and the Iranian embassy in Istanbul, Turkey. Motor Liability insurance cover is mandatory in Turkey and cannot be cancelled unilaterally.  The total annual premium in respect of these policies is approximately $3,820 and the annual net profit, which is difficult to calculate with precision, is estimated to be $1,910.

Lastly, AXA has informed us about a pension contract in place between a subsidiary in Hong Kong, AXA China Region Trustees Limited (“AXA CRT”), and an entity that OFAC has designated an SDN with the identifier [IRAN].  The pension contract was entered into in May 2012 and the individual enrolled in the pension contract was designated an SDN with the identifier [IRAN] in May 2013. Local authorities have informed AXA CRT that the pension contract cannot be cancelled.  The annual pension contributions received under this pension contract total approximately $7,800 and the related net profit, which is difficult to calculate with precision, is estimated to be $3,900.

The aggregate annual premiums for the above-referenced insurance policies and pension contracts are approximately $45,620, representing approximately 0.00005% of AXA’s 2014 consolidated revenues, which are approximately $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $22,810, representing approximately 0.0004% of AXA’s 2014 aggregate net profit.

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

As of March 31, 2015, the Assets Under Management are approximately $3.0 billion.  As noted above, payment pursuant to the CVRs is triggered if Assets Under Management exceed $5 billion on or prior to December 12, 2016, subject to certain measurement procedures and limitations.  See the definition of AUM Milestone in the CVR Agreement filed as Exhibit 4.01 to our December 31, 2014 Form 10-K for additional information regarding the circumstances that trigger payment pursuant to the CVRs.

Management has determined that the AUM Milestone did not occur during the first quarter of 2015.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2015	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer