Form 10-Q
period 2015-06-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2015-07-30
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of June 30, 2015 was 100,712,572.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investment in AB	$1,612,739	$1,627,740
Other assets	—	152
Total assets	$1,612,739	$1,627,892

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$595	$382
Total liabilities	595	382

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,365	1,374
Limited partners: 100,612,572 and 100,656,999 limited partnership units issued and outstanding	1,653,846	1,668,585
AB Holding Units held by AB to fund long-term incentive compensation plans	(11,782)	(13,280)
Accumulated other comprehensive loss	(31,285)	(29,169)
Total partners’ capital	1,612,144	1,627,510
Total liabilities and partners’ capital	$1,612,739	$1,627,892

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Equity in net income attributable to AB Unitholders	$54,409	$48,467	$106,025	$89,838

Income taxes	6,185	5,613	12,216	10,825

Net income	$48,224	$42,854	$93,809	$79,013

Net income per unit:
Basic	$0.48	$0.44	$0.93	$0.82
Diluted	$0.48	$0.44	$0.93	$0.82

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$48,224	$42,854	$93,809	$79,013
Other comprehensive income (loss):
Foreign currency translation adjustments, before reclassification and tax	2,736	1,404	(1,685)	2,149
Less: reclassification adjustment for gains included in net income upon liquidation	563	—	563	—
Foreign currency translation adjustments, before tax	2,173	1,404	(2,248)	2,149
Income tax (expense) benefit	(6)	(9)	1	(13)
Foreign currency translation adjustments, net of tax	2,167	1,395	(2,247)	2,136
Unrealized (losses) gains on investments:
Unrealized (losses) gains arising during period	(191)	148	(124)	300
Less: reclassification adjustments for (losses) included in net income	—	—	—	(1)
Changes in unrealized (losses) gains on investments	(191)	148	(124)	301
Income tax benefit (expense)	58	(52)	102	(103)
Unrealized gains on investments, net of tax	(133)	96	(22)	198
Changes in employee benefit related items:
Amortization of prior service cost	—	(457)	—	(915)
Recognized actuarial gain	44	135	177	294
Changes in employee benefit related items	44	(322)	177	(621)
Income tax (expense) benefit	(1)	4	(24)	(3)
Employee benefit related items, net of tax	43	(318)	153	(624)
Other comprehensive income (loss)	2,077	1,173	(2,116)	1,710
Comprehensive income	$50,301	$44,027	$91,693	$80,723

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$93,809	$79,013
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(106,025)	(89,838)
Cash distributions received from AB	114,498	105,860
Changes in assets and liabilities:
Decrease in other assets	152	—
Increase (decrease) in other liabilities	213	(530)
Net cash provided by operating activities	102,647	94,505

Cash flows from investing activities:
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	(8,979)	(12,026)
Net cash used in investing activities	(8,979)	(12,026)

Cash flows from financing activities:
Cash distributions to Unitholders	(102,511)	(95,360)
Capital contributions (to) from AB	(136)	855
Proceeds from exercise of compensatory options to buy AB Holding Units	8,979	12,026
Net cash used in financing activities	(93,668)	(82,479)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
June 30, 2015
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

1.	Business Description, Organization and Basis of Presentation

Business Description

AB Holding’s principal source of income and cash flow is attributable to its investment in AB limited partnership interests. The condensed financial statements and notes of AB Holding should be read in conjunction with the condensed consolidated financial statements and notes of AB included as an exhibit to this quarterly report on Form 10-Q and with AB Holding’s and AB’s audited financial statements included in AB Holding’s Form 10-K for the year ended December 31, 2014.

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

Index

AB’s services span various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

Organization

As of June 30, 2015, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”), owned approximately 1.4% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”).

As of June 30, 2015, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, is as follows:

AXA and its subsidiaries	62.1%
AB Holding	36.5
Unaffiliated holders	1.4
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries have an approximate 62.7% economic interest in AB as of June 30, 2015.

Basis of Presentation

The interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed statement of financial condition as of December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

AB Holding records its investment in AB using the equity method of accounting. AB Holding’s investment is increased to reflect its proportionate share of income of AB and decreased to reflect its proportionate share of losses of AB and cash distributions made by AB to its Unitholders. In addition, AB Holding's investment is adjusted to reflect its proportionate share of certain capital transactions of AB.

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

On July 30, 2015, the General Partner declared a distribution of $0.48 per unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2015. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on August 27, 2015 to holders of record at the close of business on August 10, 2015.

Index

3.	Long-term Incentive Compensation Plans

AB maintains several unfunded, non-qualified long-term incentive compensation plans, under which the company grants awards of restricted AB Holding Units and options to buy AB Holding Units to its employees and members of the Board of Directors (“Eligible Directors”) who are not employed by AB or by any of AB’s affiliates.

AB funds its restricted AB Holding Unit awards either by purchasing AB Holding Units on the open market or purchasing newly-issued AB Holding Units from AB Holding, all of which then are held in a consolidated rabbi trust until they are distributed to employees or retired. In accordance with the AB Holding Partnership Agreement, when AB purchases newly-issued AB Holding Units from AB Holding, AB Holding is required to use the proceeds it receives from AB to purchase the equivalent number of newly-issued AB Units, thus increasing its percentage ownership interest in AB. AB Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AB.

During the second quarter and first six months of 2015, AB purchased 0.1 million and 0.8 million AB Holding Units for $4.3 million and $21.3 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 0.1 million and 0.7 million AB Holding Units for $4.0 million and $19.0 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During the second quarter and first six months of 2014, AB purchased approximately15,000 and 0.2 million AB Holding Units for $0.4 million and $4.1 million, respectively (on a trade date basis). These amounts reflect purchases from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

Each quarter, AB implements plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2015 expired at the close of business on July 29, 2015. AB may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first six months of 2015 and 2014, AB granted to employees and Eligible Directors 0.3 million and 0.4 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the period and newly-issued AB Holding Units to fund the restricted AB Holding Unit awards.

During the first six months of 2015 and 2014, AB Holding issued 0.5 million and 0.7 million AB Holding Units upon exercise of options to buy AB Holding Units, respectively. AB Holding used the proceeds of $9.0 million and $12.0 million received from employees as payment in cash for the exercise price, respectively, to purchase the equivalent number of newly-issued AB Units.

4.	Net Income per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income – diluted”) and dividing by the diluted weighted average number of units outstanding for each period.

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per unit amounts)

Net income – basic	$48,224	$42,854	$93,809	$79,013
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	426	376	785	672
Net income – diluted	$48,650	$43,230	$94,594	$79,685

Weighted average units outstanding – basic	100,577	96,451	100,563	96,284
Dilutive effect of compensatory options	1,253	1,169	1,184	1,127
Weighted average units outstanding – diluted	101,830	97,620	101,747	97,411

Basic net income per unit	$0.48	$0.44	$0.93	$0.82
Diluted net income per unit	$0.48	$0.44	$0.93	$0.82

For the three and six months ended June 30, 2015, we excluded 2,383,589 options from the diluted net income per unit computation due to their anti-dilutive effect. For the three and six months ended June 30, 2014, we excluded 2,806,033 options from the diluted net income computation due to their anti-dilutive effect.

5.	Investment in AB

Changes in AB Holding’s investment in AB during the six-month period ended June 30, 2015 are as follows (in thousands):

Investment in AB as of December 31, 2014	$1,627,740
Equity in net income attributable to AB Unitholders	106,025
Changes in accumulated other comprehensive income (loss)	(2,116)
Additional investments with proceeds from exercise of compensatory options to buy AB Holding Units	8,979
Cash distributions received from AB	(114,498)
Capital contributions to AB	136
AB Holding Units retired	(21,495)
AB Holding Units issued to fund long-term incentive compensation plans	6,470
Change in AB Holding Units held by AB for long-term incentive compensation plans	1,498
Investment in AB as of June 30, 2015	$1,612,739

6.	Units Outstanding

Changes in AB Holding Units outstanding during the six-month period ended June 30, 2015 are as follows:

Outstanding as of December 31, 2014	100,756,999
Options exercised	526,201
Units issued	207,945
Units retired	(778,573)
Outstanding as of June 30, 2015	100,712,572

Index

7.	Income Taxes

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Net income attributable to AB Unitholders	$149,094	$136,435	9.3%	$290,563	$253,160	14.8%
Multiplied by: weighted average equity ownership interest	36.5%	35.5%		36.5%	35.5%
Equity in net income attributable to AB Unitholders	$54,409	$48,467	12.3	$106,025	$89,838	18.0

AB qualifying revenues	$565,225	$534,008	5.8	$1,109,999	$1,033,137	7.4
Multiplied by: weighted average equity ownership interest for calculating tax	30.7%	29.5%		30.9%	29.4%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	6,077	5,513		12,004	10,625
State income taxes	108	100		212	200
Total income taxes	$6,185	$5,613	10.2	$12,216	$10,825	12.8

Effective tax rate	11.4%	11.6%		11.5%	12.0%

In order to preserve AB Holding’s status as a “grandfathered” PTP for federal income tax purposes, management seeks to ensure that AB Holding does not directly or indirectly (through AB) enter into a substantial new line of business. If AB Holding were to lose its status as a “grandfathered” PTP, it would be subject to corporate income tax, which would reduce materially AB Holding’s net income and its quarterly distributions to AB Holding Unitholders.

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

During the first quarter of 2012, AB received a legal letter of claim (“Letter of Claim”) sent on behalf of Philips Pension Trustees Limited and Philips Electronic U.K. Limited (“Philips”), a former pension fund client, alleging that AllianceBernstein

Index

Limited (one of AB’s subsidiaries organized in the U.K.) was negligent and failed to meet certain applicable standards of care with respect to the initial investment in, and management of, a £500 million portfolio of U.S. mortgage-backed securities. Philips has alleged damages ranging between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. On January 2, 2014, Philips filed a claim form (“Claim”) in the High Court of Justice in London, England, which formally commenced litigation with respect to the allegations in the Letter of Claim.

We believe that any losses to Philips resulted from adverse developments in the U.S. housing and mortgage market that precipitated the financial crisis in 2008 and not from any negligence or other failure or malfeasance on our part. We believe that we have strong defenses to these claims, which were set forth in our October 12, 2012 response to the Letter of Claim and our June 27, 2014 Statement of Defence in response to the Claim, and intend to defend this matter vigorously. Currently, we are unable to estimate a reasonably possible range of loss because the matter remains in its early stages.

In addition to the Claim discussed immediately above, AB is involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which allege significant damages.

In the opinion of AB’s management, an adequate accrual has been made as of June 30, 2015 to provide for any probable losses regarding any litigation matters for which management can reasonably estimate an amount of loss. It is reasonably possible that AB could incur additional losses pertaining to these matters, but currently management cannot estimate any such additional losses.

Management, after consultation with legal counsel, currently believes that the outcome of any individual matter that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations, financial condition or liquidity. However, any inquiry, proceeding or litigation has an element of uncertainty; management cannot determine whether further developments relating to any individual matter that is pending or threatened, or all of them combined, will have a material adverse effect on our results of operations, financial condition or liquidity in any future reporting period.

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except per unit amounts)			(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$149,094	$136,435	9.3%	$290,563	$253,160	14.8%
Weighted average equity ownership interest	36.5%	35.5%		36.5%	35.5%
Equity in net income attributable to AB Unitholders	54,409	48,467	12.3	106,025	89,838	18.0
Income taxes	6,185	5,613	10.2	12,216	10,825	12.8
Net income of AB Holding	$48,224	$42,854	12.5	$93,809	$79,013	18.7
Diluted net income per AB Holding Unit	$0.48	$0.44	9.1	$0.93	$0.82	13.4
Distribution per AB Holding Unit	$0.48	$0.45	6.7	$0.93	$0.84	10.7

Net income for the three and six months ended June 30, 2015 increased $5.4 million and $14.8 million, respectively, from the corresponding prior-year periods to $48.2 million and $93.8 million. The increases reflect higher net income attributable to AB Unitholders and a higher weighted average equity ownership interest.

AB Holding’s income taxes represent a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business. AB Holding’s partnership gross income is derived from its interest in AB. AB Holding's income tax is computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by AB Holding’s ownership interest in AB (adjusted for AB Holding Units owned by AB’s consolidated rabbi trust), multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 11.4% in the second quarter of 2015 compared to 11.6% during the second quarter of 2014. AB Holding's effective tax rate during the six months ended June 30, 2015 was 11.5%, compared to 12.0% during the six months ended June 30, 2014. The lower effective tax rates for the three- and six-month periods ended June 30, 2015 resulted from AB Holding's equity in AB's earnings, which increased 12.3% and 18.0%, respectively, increasing at a faster rate than income tax expense, which increased 10.2% and 12.8%, respectively. AB Holding's equity in AB's earnings increased at a faster rate than income tax expense primarily because AB qualifying revenues increased 5.8% and 7.4%, respectively. See Note 7 to the condensed financial statements contained in Item 1.

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

Index

The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per unit amounts)

AB non-GAAP adjustments, before taxes	$5	$1,046	$(321)	$3,936
Income tax benefit (expense) on non-GAAP adjustments	—	122	20	76
AB non-GAAP adjustments, after taxes	5	1,168	(301)	4,012
AB Holding’s weighted average equity ownership interest in AB	36.5%	35.5%	36.5%	35.5%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$2	$415	$(110)	$1,424

Net income – diluted, GAAP basis	$48,650	$43,230	$94,594	$79,685
Impact on AB Holding’s net income of AB non-GAAP adjustments	2	415	(110)	1,424
Adjusted net income – diluted	$48,652	$43,645	$94,484	$81,109

Diluted net income per AB Holding Unit, GAAP basis	$0.48	$0.44	$0.93	$0.82
Impact of AB non-GAAP adjustments	—	0.01	—	0.01
Adjusted diluted net income per AB Holding Unit	$0.48	$0.45	$0.93	$0.83

The impact on AB Holding’s net income of AB’s non-GAAP adjustments reflects AB Holding’s share (based on its ownership percentage of AB over the applicable period) of the impact of AB’s non-GAAP adjustments to its net income.

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

Capital Resources and Liquidity

During the six months ended June 30, 2015, net cash provided by operating activities was $102.6 million, compared to $94.5 million during the corresponding 2014 period. The increase primarily resulted from higher cash distributions received from AB of $8.6 million.

During the six months ended June 30, 2015, net cash used in investing activities was $9.0 million, compared to $12.0 million during the corresponding 2014 period. The decrease reflects lower investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

During the six months ended June 30, 2015, net cash used in financing activities was $93.7 million, compared to $82.5 million during the corresponding 2014 period. The increase primarily was due to higher cash distributions to Unitholders of $7.2 million and lower proceeds from exercises of compensatory options to buy AB Holding Units of $3.0 million.

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

There have been no material changes in AB Holding’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB Holding's Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 to the condensed consolidated financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in AB Holding's Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Holding Units sold by AB Holding in the period covered by this report that were not registered under the Securities Act.

Each quarter, since the third quarter of 2011, AB has implemented plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Exchange Act. The plan adopted during the second quarter of 2015 expired at the close of business on July 29, 2015. AB may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases on AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

The following table provides information relating to any AB Holding Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
4/1/15 - 4/30/15(1)	3,477	$31.52	—	—
5/1/15 - 5/31/15	—	—	—	—
6/1/15 - 6/30/15(1)(2)	141,191	29.68	—	—
Total	144,668	$29.72	—	—

(1)
During the second quarter of 2015, AB purchased from employees 10,625 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(2)
During June 2015, AB purchased 134,043 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan, which was adopted on May 13, 2015 and expired on July 29, 2015, to help fund anticipated obligations under our incentive compensation award program.

Index

The following table provides information relating to any AB Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
4/1/15 - 4/30/15	—	$—	—	—
5/1/15 - 5/31/15	—	—	—	—
6/1/15 - 6/30/15(1)	22,700	$31.48
Total	22,700	$31.48	—	—

(1)	During June 2015, AB purchased 22,700 AB Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Iran Threat Reduction and Syria Human Rights Act

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“Iran Act”), which added Section 13(r) to the Exchange Act, as issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure generally is required even where the activities, transactions or dealings were conducted in compliance with applicable law. AB, AB Holding and their global subsidiaries had no transactions or activities requiring disclosure under the Iran Act, nor were they involved in the AXA Group matters described immediately below.

The non-U.S. based subsidiaries of AXA operate in compliance with applicable laws and regulations of the various jurisdictions in which they operate, including applicable international (United Nations and European Union) laws and regulations.  While AXA Group companies based and operating outside the United States generally are not subject to U.S. law, as an international group, AXA has in place policies and standards (including the AXA Group International Sanctions Policy) that apply to all AXA Group companies worldwide and often impose requirements that go well beyond local law. For additional information regarding AXA, see Note 1 to the condensed financial statements in Part 1, Item 1.

AXA has informed us that AXA Konzern AG provides car insurance to the Iranian embassy in Berlin, Germany and some of their staff.  The total annual premium of these policies is approximately $13,000 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $6,500.  These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policies expire.

In addition, AXA has informed us that AXA Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under three separate policies to the Iranian embassy in Dublin, Ireland. AXA has informed us that

Index

compliance with the Declined Cases Agreement of the Irish Government prohibits the cancellation of these policies prior to their expiration unless another insurer is willing to assume the coverage. The total annual premium for these policies is approximately $3,650 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $1,825.

Also, AXA has informed us that AXA Sigorta, a subsidiary of AXA organized under the laws of Turkey, provides car insurance coverage for the vehicle pools of the Iranian General Consulate and the Iranian embassy in Istanbul, Turkey. Motor Liability insurance coverage is mandatory in Turkey and cannot be cancelled unilaterally. The total annual premium in respect of these policies is approximately $3,150 and the annual net profit, which is difficult to calculate with precision, is estimated to be $1,575.

Lastly, AXA has informed us about a pension contract in place between a subsidiary in Hong Kong, AXA China Region Trustees Limited (“AXA CRT”), and an entity that OFAC has designated an SDN with the identifier [IRAN]. The pension contract was entered into in May 2012 and the individual enrolled in the pension contract was designated an SDN with the identifier [IRAN] in May 2013. Local authorities have informed AXA CRT that the pension contract cannot be cancelled; however, in May 2015, the individual permanently departed from Hong Kong and, as a result, claimed withdrawal of any accrued pension benefits.  The annual pension contributions received under this pension contract had totaled approximately $7,800 and the related net profit, which was difficult to calculate with precision, was estimated to be $3,900.

The aggregate annual premiums for the above-referenced insurance policies and pension contracts are approximately $27,600, representing approximately 0.00003% of AXA’s 2014 consolidated revenues, which are approximately $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $13,800, representing approximately 0.0002% of AXA’s 2014 aggregate net profit.

W.P. Stewart

On December 12, 2013, we acquired W.P. Stewart & Co., Ltd. (“WPS”), an equity investment manager that managed, as of December 12, 2013, approximately $2.1 billion in U.S., Global, and Europe, Australasia (Australia and New Zealand) and Far East (“EAFE”) concentrated growth equity strategies for its clients, primarily in the U.S. and Europe. On the date of the WPS acquisition, each of approximately 4.9 million outstanding shares of WPS common stock (other than certain specified shares, as previously disclosed in Amendment No. 2 to Form S-4 filed by AB on November 8, 2013) was converted into the right to receive $12.00 per share and one transferable contingent value right (“CVR”) entitling the holders to an additional $4.00 per share cash payment if the Assets Under Management (as such term is defined in the Contingent Value Rights Agreement (“CVR Agreement”) dated as of December 12, 2013, a copy of which we filed as Exhibit 4.01 ("Exhibit 4.01") to our December 31, 2013 Form 10-K) in the acquired WPS investment services business exceed $5 billion on or before December 12, 2016, subject to measurement procedures and limitations set forth in the CVR Agreement. See the definition of AUM Milestone in the CVR Agreement filed as Exhibit 4.01 for additional information regarding the circumstances that trigger payment pursuant to the CVRs. The foregoing description of the CVR Agreement does not purport to be complete and is qualified in its entirety by the full text of the CVR Agreement.

As of June 30, 2015, the Assets Under Management are approximately $3.2 billion. Accordingly, management has determined that the AUM Milestone did not occur during the second quarter of 2015.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2015	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer