Form 10-Q
period 2015-09-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2015-10-22
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of September 30, 2015 was 97,772,578.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investment in AB	$1,525,599	$1,627,740
Other assets	247	152
Total assets	$1,525,846	$1,627,892

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$277	$382
Total liabilities	277	382

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,360	1,374
Limited partners: 97,672,578 and 100,656,999 limited partnership units issued and outstanding	1,568,428	1,668,585
AB Holding Units held by AB to fund long-term incentive compensation plans	(10,736)	(13,280)
Accumulated other comprehensive loss	(33,483)	(29,169)
Total partners’ capital	1,525,569	1,627,510
Total liabilities and partners’ capital	$1,525,846	$1,627,892

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Equity in net income attributable to AB Unitholders	$48,988	$49,876	$155,013	$139,714

Income taxes	6,301	5,742	18,517	16,567

Net income	$42,687	$44,134	$136,496	$123,147

Net income per unit:
Basic	$0.43	$0.45	$1.36	$1.28
Diluted	$0.43	$0.45	$1.36	$1.27

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$42,687	$44,134	$136,496	$123,147
Other comprehensive income (loss):
Foreign currency translation adjustments, before reclassification and tax	(2,329)	(5,354)	(4,014)	(3,205)
Less: reclassification adjustment for gains included in net income upon liquidation	—	—	563	—
Foreign currency translation adjustments, before tax	(2,329)	(5,354)	(4,577)	(3,205)
Income tax benefit (expense)	47	(6)	48	(19)
Foreign currency translation adjustments, net of tax	(2,282)	(5,360)	(4,529)	(3,224)
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during period	(13)	(12)	(137)	288
Less: reclassification adjustments for gains included in net income	455	2	455	1
Changes in unrealized (losses) gains on investments	(468)	(14)	(592)	287
Income tax benefit (expense)	156	45	258	(58)
Unrealized gains on investments, net of tax	(312)	31	(334)	229
Changes in employee benefit related items:
Amortization of prior service cost	—	(462)	—	(1,377)
Recognized actuarial gain	407	152	584	446
Changes in employee benefit related items	407	(310)	584	(931)
Income tax (expense) benefit	(11)	7	(35)	4
Employee benefit related items, net of tax	396	(303)	549	(927)
Other comprehensive (loss)	(2,198)	(5,632)	(4,314)	(3,922)
Comprehensive income	$40,489	$38,502	$132,182	$119,225

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$136,496	$123,147
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(155,013)	(139,714)
Cash distributions received from AB	168,505	154,454
Changes in assets and liabilities:
(Increase) in other assets	(95)	—
(Decrease) in other liabilities	(105)	(220)
Net cash provided by operating activities	149,788	137,667

Cash flows from investing activities:
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	(8,979)	(12,849)
Net cash used in investing activities	(8,979)	(12,849)

Cash flows from financing activities:
Cash distributions to Unitholders	(150,521)	(139,078)
Capital contributions from AB	733	1,411
Proceeds from exercise of compensatory options to buy AB Holding Units	8,979	12,849
Net cash used in financing activities	(140,809)	(124,818)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
September 30, 2015
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

Organization

As of September 30, 2015, AXA, a société anonyme organized under the laws of France and the holding company for an international group of insurance and related financial services companies, through certain of its subsidiaries (“AXA and its subsidiaries”), owned approximately 1.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”).

As of September 30, 2015, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, is as follows:

AXA and its subsidiaries	62.8%
AB Holding	35.8
Unaffiliated holders	1.4
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries have an approximate 63.4% economic interest in AB as of September 30, 2015.

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

On October 22, 2015, the General Partner declared a distribution of $0.43 per unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2015. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on November 19, 2015 to holders of record at the close of business on November 2, 2015.

Index

3.	Long-term Incentive Compensation Plans

AB maintains several unfunded, non-qualified long-term incentive compensation plans, under which the company grants awards of restricted AB Holding Units and options to buy AB Holding Units to its employees and members of the Board of Directors, who are not employed by AB or by any of AB’s affiliates (“Eligible Directors”).

AB funds its restricted AB Holding Unit awards either by purchasing AB Holding Units on the open market or purchasing newly-issued AB Holding Units from AB Holding, and then holding all of these AB Holding Units in a consolidated rabbi trust until distributing them to employees or retiring them. In accordance with the AB Holding Partnership Agreement, when AB purchases newly-issued AB Holding Units from AB Holding, AB Holding is required to use the proceeds it receives from AB to purchase the equivalent number of newly-issued AB Units, thus increasing its percentage ownership interest in AB. AB Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AB.

During the three and nine months ended September 30, 2015, AB purchased 3.0 million and 3.8 million AB Holding Units for $82.1 million and $103.4 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 3.0 million and 3.7 million AB Holding Units for $82.1 million and $101.1 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During the three and nine months ended September 30, 2014, AB purchased approximately 0.1 million and 0.2 million AB Holding Units for $1.3 million and $5.4 million, respectively (on a trade date basis). These amounts reflect purchases from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

Each quarter, AB implements plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2015 expired at the close of business on October 21, 2015. AB may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first nine months of 2015 and 2014, AB granted to employees and Eligible Directors 0.3 million and 0.8 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the period and newly-issued AB Holding Units to fund the restricted AB Holding Unit awards.

During the first nine months of 2015 and 2014, AB Holding issued 0.5 million and 0.8 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $9.0 million and $12.8 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

4.	Net Income per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income – diluted”) and dividing by the diluted weighted average number of units outstanding for each period.

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per unit amounts)

Net income – basic	$42,687	$44,134	$136,496	$123,147
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	301	409	1,083	1,085
Net income – diluted	$42,988	$44,543	$137,579	$124,232

Weighted average units outstanding – basic	99,651	97,070	100,255	96,549
Dilutive effect of compensatory options	970	1,249	1,113	1,174
Weighted average units outstanding – diluted	100,621	98,319	101,368	97,723

Basic net income per unit	$0.43	$0.45	$1.36	$1.28
Diluted net income per unit	$0.43	$0.45	$1.36	$1.27

For the three and nine months ended September 30, 2015, we excluded 2,771,250 and 2,383,589 options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect. For the three and nine months ended September 30, 2014, we excluded 2,774,117 and 2,806,033 options, respectively, from the diluted net income computation due to their anti-dilutive effect.

5.	Investment in AB

Changes in AB Holding’s investment in AB during the nine-month period ended September 30, 2015 are as follows (in thousands):

Investment in AB as of December 31, 2014	$1,627,740
Equity in net income attributable to AB Unitholders	155,013
Changes in accumulated other comprehensive income (loss)	(4,314)
Additional investments with proceeds from exercise of compensatory options to buy AB Holding Units	8,979
Cash distributions received from AB	(168,505)
Capital contributions from AB	(733)
AB Holding Units retired	(102,678)
AB Holding Units issued to fund long-term incentive compensation plans	7,553
Change in AB Holding Units held by AB for long-term incentive compensation plans	2,544
Investment in AB as of September 30, 2015	$1,525,599

6.	Units Outstanding

Changes in AB Holding Units outstanding during the nine-month period ended September 30, 2015 are as follows:

Outstanding as of December 31, 2014	100,756,999
Options exercised	526,201
Units issued	246,949
Units retired	(3,757,571)
Outstanding as of September 30, 2015	97,772,578

Index

7.	Income Taxes

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Net income attributable to AB Unitholders	$134,976	$139,798	(3.4)%	$425,539	$392,958	8.3%
Multiplied by: weighted average equity ownership interest	36.3%	35.7%		36.4%	35.6%
Equity in net income attributable to AB Unitholders	$48,988	$49,876	(1.8)	$155,013	$139,714	11.0

AB qualifying revenues	$572,391	$548,319	4.4	$1,682,390	$1,581,456	6.4
Multiplied by: weighted average equity ownership interest for calculating tax	30.8%	29.4%		30.9%	29.4%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	6,167	5,642		18,171	16,267
State income taxes	134	100		346	300
Total income taxes	$6,301	$5,742	9.7	$18,517	$16,567	11.8

Effective tax rate	12.9%	11.5%		11.9%	11.9%

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

In the opinion of AB’s management, an adequate accrual has been made as of September 30, 2015 to provide for any probable losses regarding any litigation matters for which management can reasonably estimate an amount of loss. It is reasonably possible that AB could incur additional losses pertaining to these matters, but currently management cannot estimate any such additional losses.

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

AB Holding’s principal source of income and cash flow is attributable to its investment in AB Units. AB Holding’s interim condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AB included as an exhibit to this Form 10-Q. They also should be read in conjunction with AB’s audited financial statements and notes and MD&A included in AB Holding’s Form 10-K for the year ended December 31, 2014.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except per unit amounts)			(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$134,976	$139,798	(3.4)%	$425,539	$392,958	8.3%
Weighted average equity ownership interest	36.3%	35.7%		36.4%	35.6%
Equity in net income attributable to AB Unitholders	48,988	49,876	(1.8)	155,013	139,714	11.0
Income taxes	6,301	5,742	9.7	18,517	16,567	11.8
Net income of AB Holding	$42,687	$44,134	(3.3)	$136,496	$123,147	10.8
Diluted net income per AB Holding Unit	$0.43	$0.45	(4.4)	$1.36	$1.27	7.1
Distribution per AB Holding Unit	$0.43	$0.45	(4.4)	$1.36	$1.29	5.4

Net income for the three and nine months ended September 30, 2015 decreased $1.4 million and increased $13.3 million, respectively, from the corresponding prior-year periods to $42.7 million and $136.5 million. The quarter-over-quarter decrease reflects lower net income attributable to AB Unitholders offset by a higher weighted average equity ownership interest. The year-over-year increase reflects higher net income attributable to AB Unitholders and a higher weighted average equity ownership interest.

AB Holding’s income taxes represent a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business. AB Holding’s partnership gross income is derived from its interest in AB. AB Holding's income tax is computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by AB Holding’s ownership interest in AB (adjusted for AB Holding Units owned by AB’s consolidated rabbi trust), multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 12.9% in the third quarter of 2015 compared to 11.5% during the third quarter of 2014. AB Holding's effective tax rate during the nine months ended September 30, 2015 was 11.9% remaining flat compared to the nine months ended September 30, 2014. See Note 7 to the condensed financial statements contained in Item 1 for the calculation of income tax expense.

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

Index

The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per unit amounts)

AB non-GAAP adjustments, before taxes	$1,908	$(59)	$1,587	$3,877
Income tax benefit (expense) on non-GAAP adjustments	(136)	358	(102)	433
AB non-GAAP adjustments, after taxes	1,772	299	1,485	4,310
AB Holding’s weighted average equity ownership interest in AB	36.3%	35.7%	36.4%	35.6%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$643	$106	$541	$1,532

Net income – diluted, GAAP basis	$42,988	$44,543	$137,579	$124,232
Impact on AB Holding’s net income of AB non-GAAP adjustments	643	106	541	1,532
Adjusted net income – diluted	$43,631	$44,649	$138,120	$125,764

Diluted net income per AB Holding Unit, GAAP basis	$0.43	$0.45	$1.36	$1.27
Impact of AB non-GAAP adjustments	—	—	—	0.02
Adjusted diluted net income per AB Holding Unit	$0.43	$0.45	$1.36	$1.29

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

Capital Resources and Liquidity

During the nine months ended September 30, 2015, net cash provided by operating activities was $149.8 million, compared to $137.7 million during the corresponding 2014 period. The increase primarily resulted from higher cash distributions received from AB of $14.1 million.

During the nine months ended September 30, 2015, net cash used in investing activities was $9.0 million, compared to $12.8 million during the corresponding 2014 period. The decrease reflects lower investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

During the nine months ended September 30, 2015, net cash used in financing activities was $140.8 million, compared to $124.8 million during the corresponding 2014 period. The increase primarily was due to higher cash distributions to Unitholders of $11.4 million and lower proceeds from exercises of compensatory options to buy AB Holding Units of $3.9 million.

Management believes that AB Holding will have the resources it needs to meet its financial obligations as a result of the cash flow AB Holding realizes from its investment in AB.

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

The forward-looking statements referred to in the preceding paragraph, most of which directly affect AB but also affect AB Holding because AB Holding’s principal source of income and cash flow is attributable to its investment in AB, include statements regarding:

•
Our belief that the cash flow AB Holding realizes from its investment in AB will provide AB Holding with the resources it needs to meet its financial obligations: AB Holding’s cash flow is dependent on the quarterly cash distributions it receives from AB. Accordingly, AB Holding’s ability to meet its financial obligations is dependent on AB’s cash flow from its operations, which is subject to the performance of the capital markets and other factors beyond our control.

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

Index

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

AB Holding and AB each maintains a system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported in a timely manner, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to permit timely decisions regarding our disclosure.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Each quarter, since the third quarter of 2011, AB has implemented plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Exchange Act. The plan adopted during the third quarter of 2015 expired at the close of business on October 21, 2015. AB may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

The following table provides information relating to any AB Holding Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
7/1/15 - 7/31/15(1)(2)	461,513	$27.88	—	—
8/1/15 - 8/31/15(2)	1,434,050	27.66	—	—
9/1/15 - 9/30/15(2)	1,119,415	26.41	—	—
Total	3,014,978	$27.23	—	—

(1)
During the third quarter of 2015, AB purchased from employees 86 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(2)
During the third quarter of 2015, AB purchased 3,014,892 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

Index

The following table provides information relating to any AB Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
7/1/15 - 7/31/15	—	$—	—	—
8/1/15 - 8/31/15	—	—	—	—
9/1/15 - 9/30/15(1)	2,891	$26.44
Total	2,891	$26.44	—	—

(1)	During September 2015, AB purchased 2,891 AB Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Iran Threat Reduction and Syria Human Rights Act

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“Iran Act”), which added Section 13(r) to the Exchange Act, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure generally is required even where the activities, transactions or dealings were conducted in compliance with applicable law. AB, AB Holding and their global subsidiaries had no transactions or activities requiring disclosure under the Iran Act, nor were they involved in the AXA Group matters described immediately below.

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary, provides car insurance to the Iranian embassy in Berlin, Germany and some of their staff.  The total annual premium of these policies is approximately $13,000 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $6,500.  These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policies expire.

In addition, AXA has informed us that AXA Ireland, an AXA insurance subsidiary, provides statutorily required car

Index

insurance under three separate policies to the Iranian embassy in Dublin, Ireland. AXA has informed us that compliance with the Declined Cases Agreement of the Irish Government prohibits the cancellation of these policies prior to their expiration unless another insurer is willing to assume the coverage. The total annual premium for these policies is approximately $3,750 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $1,875.

Lastly, AXA has informed us that AXA Sigorta, an insurance subsidiary of AXA organized under the laws of Turkey, provides car insurance coverage for the vehicle pools of the Iranian General Consulate and the Iranian embassy in Istanbul, Turkey. Motor liability insurance coverage is mandatory in Turkey and cannot be cancelled unilaterally. The total annual premium in respect of these policies is approximately $3,150 and the annual net profit, which is difficult to calculate with precision, is estimated to be $1,575.

The aggregate annual premiums for the above-referenced insurance policies are approximately $19,900, representing approximately 0.00002% of AXA’s 2014 consolidated revenues, which are approximately $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $9,950, representing approximately 0.0002% of AXA’s 2014 aggregate net profit.

W.P. Stewart

On December 12, 2013, we acquired W.P. Stewart & Co., Ltd. (“WPS”), an equity investment manager that managed, as of December 12, 2013, approximately $2.1 billion in U.S., Global, and Europe, Australasia (Australia and New Zealand) and Far East (“EAFE”) concentrated growth equity strategies for its clients, primarily in the U.S. and Europe. On the date of the WPS acquisition, each of approximately 4.9 million outstanding shares of WPS common stock (other than certain specified shares, as previously disclosed in Amendment No. 2 to Form S-4 filed by AB on November 8, 2013) was converted into the right to receive $12.00 per share and one transferable contingent value right (“CVR”) entitling the holders to an additional $4.00 per share cash payment if the Assets Under Management (as such term is defined in the Contingent Value Rights Agreement (“CVR Agreement”) dated as of December 12, 2013, a copy of which we filed as Exhibit 4.01 (“Exhibit 4.01”) to our December 31, 2013 Form 10-K) in the acquired WPS investment services business exceed $5 billion on or before December 12, 2016, subject to measurement procedures and limitations set forth in the CVR Agreement. See the definition of AUM Milestone in the CVR Agreement filed as Exhibit 4.01 for additional information regarding the circumstances that trigger payment pursuant to the CVRs. The foregoing description of the CVR Agreement does not purport to be complete and is qualified in its entirety by the full text of the CVR Agreement.

As of September 30, 2015, the Assets Under Management are approximately $3.8 billion. Accordingly, management has determined that the AUM Milestone did not occur during the third quarter of 2015.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 22, 2015	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer