Form 10-Q
period 2016-03-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2016-04-28
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2016 was 98,381,192.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Investment in AB	$1,566,847	$1,589,965
Total assets	$1,566,847	$1,589,965

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$5,951	$274
Total liabilities	5,951	274

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,376	1,370
Limited partners: 98,281,192 and 99,944,485 limited partnership units issued and outstanding	1,603,437	1,633,673
AB Holding Units held by AB to fund long-term incentive compensation plans	(11,306)	(10,669)
Accumulated other comprehensive loss	(32,611)	(34,683)
Total partners’ capital	1,560,896	1,589,691
Total liabilities and partners’ capital	$1,566,847	$1,589,965

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2016	2015

Equity in net income attributable to AB Unitholders	$61,132	$51,616

Income taxes	5,585	6,031

Net income	$55,547	$45,585

Net income per unit:
Basic	$0.56	$0.45
Diluted	$0.56	$0.45

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015

Net income	$55,547	$45,585
Other comprehensive income (loss):
Foreign currency translation adjustments	2,030	(4,421)
Income tax benefit	27	7
Foreign currency translation adjustments, net of tax	2,057	(4,414)
Unrealized gains (losses) on investments:
Unrealized (losses) gains arising during period	(2)	67
Less: reclassification adjustments for losses included in net income	(1)	—
Changes in unrealized (losses) gains on investments	(1)	67
Income tax benefit	1	44
Unrealized gains on investments, net of tax	—	111
Changes in employee benefit related items:
Amortization of prior service cost	29	—
Recognized actuarial gain	13	133
Changes in employee benefit related items	42	133
Income tax expense	(27)	(23)
Employee benefit related items, net of tax	15	110
Other comprehensive income (loss)	2,072	(4,193)
Comprehensive income	$57,619	$41,392

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$55,547	$45,585
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(61,132)	(51,616)
Cash distributions received from AB	55,868	63,184
Changes in assets and liabilities:
Increase in other liabilities	5,677	6,034
Net cash provided by operating activities	55,960	63,187

Cash flows from investing activities:
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	(1,457)	(3,901)
Net cash used in investing activities	(1,457)	(3,901)

Cash flows from financing activities:
Cash distributions to Unitholders	(49,845)	(57,168)
Capital contributions to AB	(6,115)	(6,019)
Proceeds from exercise of compensatory options to buy AB Holding Units	1,457	3,901
Net cash used in financing activities	(54,503)	(59,286)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
March 31, 2016
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

1.	Business Description, Organization and Basis of Presentation

Business Description

AB Holding’s principal source of income and cash flow is attributable to its investment in AB limited partnership interests. The condensed financial statements and notes of AB Holding should be read in conjunction with the condensed consolidated financial statements and notes of AB included as an exhibit to this quarterly report on Form 10-Q and with AB Holding’s and AB’s audited financial statements included in AB Holding’s Form 10-K for the year ended December 31, 2015.

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

Organization

As of March 31, 2016, AXA, a société anonyme organized under the laws of France and the holding company for the AXA Group, a worldwide leader in financial protection, through certain of its subsidiaries (“AXA and its subsidiaries”) owns approximately 1.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”).

As of March 31, 2016, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, is as follows:

AXA and its subsidiaries	62.7%
AB Holding	36.0
Unaffiliated holders	1.3
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries have an approximate 63.2% economic interest in AB as of March 31, 2016.

Basis of Presentation

The interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed statement of financial condition as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

On April 28, 2016, the General Partner declared a distribution of $0.40 per unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2016. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on May 19, 2016 to holders of record at the close of business on May 9, 2016.

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

During the three months ended March 31, 2016 and 2015, AB purchased 1.9 million and 0.7 million AB Holding Units for $39.7 million and $17.0 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 1.8 million and 0.6 million AB Holding Units for $38.1 million and $15.1 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

Each quarter, AB implements plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2016 expired at the close of business on April 27, 2016. AB may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first three months of 2016 and 2015, AB granted to employees and Eligible Directors 0.3 million and 0.1 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the period and newly-issued AB Holding Units to fund the restricted AB Holding Unit awards.

During the first three months of 2016 and 2015, AB Holding issued 0.1 million and 0.2 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $1.5 million and $3.9 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

4.	Net Income per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income – diluted”) and dividing by the diluted weighted average number of units outstanding for each period.

Index

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per unit amounts)

Net income – basic	$55,547	$45,585
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	155	355
Net income – diluted	$55,702	$45,940

Weighted average units outstanding – basic	99,596	100,548
Dilutive effect of compensatory options	400	1,098
Weighted average units outstanding – diluted	99,996	101,646

Basic net income per unit	$0.56	$0.45
Diluted net income per unit	$0.56	$0.45

For the three months ended March 31, 2016 and 2015, we excluded 2,888,476 and 2,774,117 options, respectively, from the diluted net income computation due to their anti-dilutive effect.

5.	Investment in AB

Changes in AB Holding’s investment in AB during the three-month period ended March 31, 2016 are as follows (in thousands):

Investment in AB as of December 31, 2015	$1,589,965
Equity in net income attributable to AB Unitholders	61,132
Changes in accumulated other comprehensive income (loss)	2,072
Additional investments with proceeds from exercise of compensatory options to buy AB Holding Units	1,457
Cash distributions received from AB	(55,868)
Capital contributions to AB	6,115
AB Holding Units retired	(42,622)
AB Holding Units issued to fund long-term incentive compensation plans	5,233
Change in AB Holding Units held by AB for long-term incentive compensation plans	(637)
Investment in AB as of March 31, 2016	$1,566,847

6.	Units Outstanding

Changes in AB Holding Units outstanding during the three-month period ended March 31, 2016 are as follows:

Outstanding as of December 31, 2015	100,044,485
Options exercised	85,471
Units issued	251,350
Units retired	(2,000,114)
Outstanding as of March 31, 2016	98,381,192

Index

7.	Income Taxes

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

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
Net income attributable to AB Unitholders	$168,926	$141,469	19.4%
Multiplied by: weighted average equity ownership interest	36.2%	36.5%
Equity in net income attributable to AB Unitholders	$61,132	$51,616	18.4

AB qualifying revenues	$513,873	$544,774	(5.7)
Multiplied by: weighted average equity ownership interest for calculating tax	30.6%	31.1%
Multiplied by: federal tax	3.5%	3.5%
Federal income taxes	5,502	5,927
State income taxes	83	104
Total income taxes	$5,585	$6,031	(7.4)

Effective tax rate	9.1%	11.7%

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

Index

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

In the opinion of AB’s management, an adequate accrual has been made as of March 31, 2016 to provide for any probable losses regarding any litigation matters for which management can reasonably estimate an amount of loss. It is reasonably possible that AB could incur additional losses pertaining to these matters, but currently management cannot estimate any such additional losses.

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

AB Holding’s principal source of income and cash flow is attributable to its investment in AB Units. AB Holding’s interim condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AB included as an exhibit to this Form 10-Q. They also should be read in conjunction with AB’s audited financial statements and notes and MD&A included in AB Holding’s Form 10-K for the year ended December 31, 2015.

Results of Operations

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$168,926	$141,469	19.4%
Weighted average equity ownership interest	36.2%	36.5%
Equity in net income attributable to AB Unitholders	61,132	51,616	18.4
Income taxes	5,585	6,031	(7.4)
Net income of AB Holding	$55,547	$45,585	21.9
Diluted net income per AB Holding Unit	$0.56	$0.45	24.4
Distribution per AB Holding Unit	$0.40	$0.45	(11.1)

Net income for the three months ended March 31, 2016 increased $9.9 million to $55.5 million from net income of $45.6 million for the three months ended March 31, 2015. The increase reflects higher net income attributable to AB Unitholders, offset by lower weighted average equity ownership interest.

AB Holding’s income taxes represent a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business. AB Holding’s partnership gross income is derived from its interest in AB. AB Holding's income tax is computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by AB Holding’s ownership interest in AB (adjusted for AB Holding Units owned by AB’s consolidated rabbi trust), multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 9.1% in the first quarter of 2016 compared to 11.7% during the first quarter of 2015. See Note 7 to the condensed financial statements contained in Item 1 for the calculation of income tax expense.

Management Operating Metrics

As supplemental information, AB provides the performance measures “adjusted net revenues”, “adjusted operating income” and “adjusted operating margin”, which are the principal metrics management uses in evaluating and comparing the period-to-period operating performance of AB. Management principally uses these metrics in evaluating performance because they present a clearer picture of AB's operating performance and allow management to see long-term trends without the distortion primarily caused by long-term incentive compensation-related mark-to-market adjustments, real estate consolidation charges and other adjustment items. Similarly, management believes that these management operating metrics help investors better understand the underlying trends in AB's results and, accordingly, provide a valuable perspective for investors. Such measures are not based on generally accepted accounting principles (“non-GAAP measures”). These non-GAAP measures are provided in addition to, and not as substitutes for, net revenues, operating income and operating margin, and they may not be comparable to non-GAAP measures presented by other companies. Management uses both the GAAP and non-GAAP measures in evaluating the company’s financial performance. The non-GAAP measures alone may pose limitations because they do not include all of AB’s revenues and expenses. Further, adjusted diluted net income per AB Holding Unit is not a liquidity measure and should not be used in place of cash flow measures. See AB’s MD&A contained in Exhibit 99.1.

Index

The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit are as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per unit amounts)

AB non-GAAP adjustments, before taxes	$(46,724)	$(326)
Income tax benefit (expense) on non-GAAP adjustments	2,663	22
AB non-GAAP adjustments, after taxes	(44,061)	(304)
AB Holding’s weighted average equity ownership interest in AB	36.2%	36.5%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$(15,945)	$(111)

Net income – diluted, GAAP basis	$55,702	$45,940
Impact on AB Holding’s net income of AB non-GAAP adjustments	(15,945)	(111)
Adjusted net income – diluted	$39,757	$45,829

Diluted net income per AB Holding Unit, GAAP basis	$0.56	$0.45
Impact of AB non-GAAP adjustments	(0.16)	—
Adjusted diluted net income per AB Holding Unit	$0.40	$0.45

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

Capital Resources and Liquidity

During the three months ended March 31, 2016, net cash provided by operating activities was $56.0 million, compared to $63.2 million during the corresponding 2015 period. The decrease primarily resulted from lower cash distributions received from AB of $7.3 million.

During the three months ended March 31, 2016, net cash used in investing activities was $1.5 million, compared to $3.9 million during the corresponding 2015 period. The decrease reflects lower investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

During the three months ended March 31, 2016, net cash used in financing activities was $54.5 million, compared to $59.3 million during the corresponding 2015 period. The decrease was due to lower cash distributions to Unitholders of $7.3 million, offset by lower proceeds from exercises of compensatory options to buy AB Holding Units of $2.4 million.

Management believes that AB Holding will have the resources it needs to meet its financial obligations as a result of the cash flow AB Holding realizes from its investment in AB.

Commitments and Contingencies

See Note 8 to the condensed financial statements contained in Item 1.

Index

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2015 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below also could affect adversely our revenues, financial condition, results of operations and business prospects.

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

•
Our expectation that, as a result of vacating and marketing for sublease two floors in New York during the first quarter of 2016, and recording real estate charges totaling $28.5 million, approximately $3.7 million of annualized savings will be generated: Any charges we record are based on our current assumptions regarding sublease marketing periods, costs to prepare the properties to market, market rental rates, broker commissions and subtenant allowance/incentives, all of which are factors largely beyond our control. If our assumptions prove to be incorrect, we may be forced to record additional charges, which may result in annual savings different from our current expectation.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in AB Holding’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB Holding's Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Each of AB Holding and AB maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported in a timely manner, and (ii) accumulated and communicated to management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), to permit timely decisions regarding our disclosure.

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the CEO and the CFO, of the effectiveness of the design and operation of the disclosure controls and procedures. Based on this evaluation, the CEO and the CFO concluded that the disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 to the condensed financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in AB Holding's Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Holding Units sold by AB Holding in the period covered by this report that were not registered under the Securities Act.

Each quarter, since the third quarter of 2011, AB has implemented plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Exchange Act. The plan adopted during the first quarter of 2016 expired at the close of business on April 27, 2016. AB may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

The following table provides information relating to any AB Holding Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
1/1/16 - 1/31/16(1)	76,790	$18.44	—	—
2/1/16 - 2/29/16(2)	710,060	18.81	—	—
3/1/16 - 3/31/16(1)(2)	1,135,153	21.98	—	—
Total	1,922,003	$20.67	—	—

(1)
During the first quarter of 2016, AB purchased from employees 84,167 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(2)
During the first quarter of 2016, AB purchased 1,837,836 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

Index

The following table provides information relating to any AB Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
1/1/16 - 1/31/16	—	$—	—	—
2/1/16 - 2/29/16	—	—	—	—
3/1/16 - 3/31/16(1)	200	$20.44
Total	200	$20.44	—	—

(1)	During March 2016, AB purchased 200 AB Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car insurance to two diplomats based at the Iranian embassy in Berlin, Germany.  The total annual premium of these policies is approximately $13,000 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $1,950.  These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policies expire.

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

Lastly, AXA has informed us that AXA Ukraine, an AXA insurance subsidiary, provides car insurance for the Attaché of the Embassy of Iran in Ukraine. Motor liability insurance coverage cannot be cancelled under Ukrainian law. The total annual premium in respect of this policy is approximately $1,000 and the annual net profit, which is difficult to calculate with precision, is estimated to be $150.

The aggregate annual premiums for the above-referenced insurance policies and pension contracts are approximately $20,900, representing approximately 0.00002% of AXA’s 2015 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $3,136, representing approximately 0.00005% of AXA’s 2015 aggregate net profit.

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

As of March 31, 2016, the Assets Under Management are approximately $4.1 billion. Accordingly, management has determined that the AUM Milestone did not occur during the first quarter of 2016.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2016	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer