Form 10-Q
period 2016-06-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2016-07-28
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of June 30, 2016 was 96,534,649.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investment in AB	$1,518,683	$1,589,965
Other assets	$223	$—
Total assets	$1,518,906	$1,589,965

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$159	$274
Total liabilities	159	274

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,378	1,370
Limited partners: 96,434,649 and 99,944,485 limited partnership units issued and outstanding	1,561,107	1,633,673
AB Holding Units held by AB to fund long-term incentive compensation plans	(9,854)	(10,669)
Accumulated other comprehensive loss	(33,884)	(34,683)
Total partners’ capital	1,518,747	1,589,691
Total liabilities and partners’ capital	$1,518,906	$1,589,965

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Equity in net income attributable to AB Unitholders	$45,489	$54,409	$106,621	$106,025

Income taxes	5,585	6,185	11,170	12,216

Net income	$39,904	$48,224	$95,451	$93,809

Net income per unit:
Basic	$0.41	$0.48	$0.97	$0.93
Diluted	$0.41	$0.48	$0.97	$0.93

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$39,904	$48,224	$95,451	$93,809
Other comprehensive income (loss):
Foreign currency translation adjustments, before reclassification and tax	(1,635)	2,736	395	(1,685)
Less: reclassification adjustment for gains included in net income upon liquidation	—	563	—	563
Foreign currency translation adjustments, before tax	(1,635)	2,173	395	(2,248)
Income tax benefit (expense)	30	(6)	57	1
Foreign currency translation adjustments, net of tax	(1,605)	2,167	452	(2,247)
Unrealized (losses) on investments:
Unrealized (losses) arising during period	(5)	(191)	(7)	(124)
Less: reclassification adjustments for losses included in net income	—	—	(1)	—
Changes in unrealized (losses) on investments	(5)	(191)	(6)	(124)
Income tax benefit	3	58	4	102
Unrealized (losses) on investments, net of tax	(2)	(133)	(2)	(22)
Changes in employee benefit related items:
Amortization of prior service cost	7	—	36	—
Recognized actuarial gain	330	44	343	177
Changes in employee benefit related items	337	44	379	177
Income tax expense	(3)	(1)	(30)	(24)
Employee benefit related items, net of tax	334	43	349	153
Other comprehensive (loss) income	(1,273)	2,077	799	(2,116)
Comprehensive income	$38,631	$50,301	$96,250	$91,693

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$95,451	$93,809
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(106,621)	(106,025)
Cash distributions received from AB	99,720	114,498
Changes in assets and liabilities:
(Increase) decrease in other assets	(223)	152
(Decrease) increase in other liabilities	(115)	213
Net cash provided by operating activities	88,212	102,647

Cash flows from investing activities:
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	(2,377)	(8,979)
Net cash used in investing activities	(2,377)	(8,979)

Cash flows from financing activities:
Cash distributions to Unitholders	(88,855)	(102,511)
Capital contributions from (to) AB	643	(136)
Proceeds from exercise of compensatory options to buy AB Holding Units	2,377	8,979
Net cash used in financing activities	(85,835)	(93,668)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
June 30, 2016
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

Organization

As of June 30, 2016, AXA, a société anonyme organized under the laws of France and the holding company for the AXA Group, a worldwide leader in financial protection, through certain of its subsidiaries (“AXA and its subsidiaries”) owns approximately 1.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”).

As of June 30, 2016, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, is as follows:

AXA and its subsidiaries	63.2%
AB Holding	35.6
Unaffiliated holders	1.2
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries have an approximate 63.8% economic interest in AB as of June 30, 2016.

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

On July 28, 2016, the General Partner declared a distribution of $0.40 per unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2016. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on August 25, 2016 to holders of record at the close of business on August 8, 2016.

Index

3.	Long-term Incentive Compensation Plans

AB maintains several unfunded, non-qualified long-term incentive compensation plans, under which the company grants awards of restricted AB Holding Units and options to buy AB Holding Units to its employees and members of the Board of Directors, who are not employed by AB or by any of AB’s affiliates (“Eligible Directors”).

AB funds its restricted AB Holding Unit awards either by purchasing AB Holding Units on the open market or purchasing newly-issued AB Holding Units from AB Holding, and then keeping all of these AB Holding Units in a consolidated rabbi trust until delivering them or retiring them. In accordance with the AB Holding Partnership Agreement, when AB purchases newly-issued AB Holding Units from AB Holding, AB Holding is required to use the proceeds it receives from AB to purchase the equivalent number of newly-issued AB Units, thus increasing its percentage ownership interest in AB. AB Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AB.

During the second quarter and first six months of 2016, AB purchased 1.9 million and 3.8 million AB Holding Units for $44.3 million and $84.0 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 1.9 million and 3.7 million AB Holding Units for $43.9 million and $82.0 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During the second quarter and first six months of 2015, AB purchased 0.1 million and 0.8 million AB Holding Units for $4.3 million and $21.3 million, respectively (on a trade date basis). These amounts reflected open-market purchases of 0.1 million and 0.7 million AB Holding Units for $4.0 million and $19.0 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

Each quarter, AB implements plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2016 expired at the close of business on July 27, 2016. AB may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first six months of both 2016 and 2015, AB granted to employees and Eligible Directors 0.3 million restricted AB Holding Unit awards. AB used AB Holding Units repurchased during the period and newly-issued AB Holding Units to fund the restricted AB Holding Unit awards.

During the first six months of 2016 and 2015, AB Holding issued 0.1 million and 0.5 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $2.4 million and $9.0 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

4.	Net Income per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income – diluted”) and dividing by the diluted weighted average number of units outstanding for each period.

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per unit amounts)

Net income – basic	$39,904	$48,224	$95,451	$93,809
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	193	426	367	785
Net income – diluted	$40,097	$48,650	$95,818	$94,594

Weighted average units outstanding – basic	97,463	100,577	98,530	100,563
Dilutive effect of compensatory options	650	1,253	534	1,184
Weighted average units outstanding – diluted	98,113	101,830	99,064	101,747

Basic net income per unit	$0.41	$0.48	$0.97	$0.93
Diluted net income per unit	$0.41	$0.48	$0.97	$0.93

For the three and six months ended June 30, 2016, we excluded 2,793,454 and 2,873,106 options, respectively, from the diluted net income computation due to their anti-dilutive effect. For the three and six months ended June 30, 2015, we excluded 2,383,589 options from the diluted net income computation due to their anti-dilutive effect.

5.	Investment in AB

Changes in AB Holding’s investment in AB during the six-month period ended June 30, 2016 are as follows (in thousands):

Investment in AB as of December 31, 2015	$1,589,965
Equity in net income attributable to AB Unitholders	106,621
Changes in accumulated other comprehensive income (loss)	799
Additional investments with proceeds from exercise of compensatory options to buy AB Holding Units	2,377
Cash distributions received from AB	(99,720)
Capital contributions from AB	(643)
AB Holding Units retired	(88,453)
AB Holding Units issued to fund long-term incentive compensation plans	6,922
Change in AB Holding Units held by AB for long-term incentive compensation plans	815
Investment in AB as of June 30, 2016	$1,518,683

6.	Units Outstanding

Changes in AB Holding Units outstanding during the six-month period ended June 30, 2016 are as follows:

Outstanding as of December 31, 2015	100,044,485
Options exercised	139,093
Units issued	323,094
Units retired	(3,972,023)
Outstanding as of June 30, 2016	96,534,649

Index

7.	Income Taxes

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Net income attributable to AB Unitholders	$127,144	$149,094	(14.7)%	$296,070	$290,563	1.9%
Multiplied by: weighted average equity ownership interest	35.8%	36.5%		36.0%	36.5%
Equity in net income attributable to AB Unitholders	$45,489	$54,409	(16.4)	$106,621	$106,025	0.6

AB qualifying revenues	$519,565	$565,225	(8.1)	$1,033,437	$1,109,999	(6.9)
Multiplied by: weighted average equity ownership interest for calculating tax	29.9%	30.7%		30.3%	30.9%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	5,443	6,077		10,945	12,004
State income taxes	142	108		225	212
Total income taxes	$5,585	$6,185	(9.7)	$11,170	$12,216	(8.6)

Effective tax rate	12.3%	11.4%		10.5%	11.5%

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

In the opinion of AB’s management, an adequate accrual has been made as of June 30, 2016 to provide for any probable losses regarding any litigation matters for which management can reasonably estimate an amount of loss. It is reasonably possible that AB could incur additional losses pertaining to these matters, but currently management cannot estimate any such additional losses.

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except per unit amounts)			(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$127,144	$149,094	(14.7)%	$296,070	$290,563	1.9%
Weighted average equity ownership interest	35.8%	36.5%		36.0%	36.5%
Equity in net income attributable to AB Unitholders	45,489	54,409	(16.4)	106,621	106,025	0.6
Income taxes	5,585	6,185	(9.7)	11,170	12,216	(8.6)
Net income of AB Holding	$39,904	$48,224	(17.3)	$95,451	$93,809	1.8
Diluted net income per AB Holding Unit	$0.41	$0.48	(14.6)	$0.97	$0.93	4.3
Distribution per AB Holding Unit	$0.40	$0.48	(16.7)	$0.80	$0.93	(14.0)

Net income for the three months ended June 30, 2016 decreased $8.3 million due to lower net income attributable to AB Unitholders and a lower weighted average equity ownership interest. Net income for the six months ended June 30, 2016 increased $1.6 million due to higher net income attributable to AB Unitholders, offset by a lower weighted average equity ownership interest.

AB Holding’s income taxes represent a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business. AB Holding’s partnership gross income is derived from its interest in AB. AB Holding's income tax is computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by AB Holding’s ownership interest in AB (adjusted for AB Holding Units owned by AB’s consolidated rabbi trust), multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 12.3% in the second quarter of 2016 compared to 11.4% during the second quarter of 2015. AB Holding's effective tax rate during the six months ended June 30, 2016 was 10.5%, compared to 11.5% during the six months ended June 30, 2015. See Note 7 to the condensed financial statements contained in Item 1 for the calculation of income tax expense.

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

Index

Further, adjusted diluted net income per AB Holding Unit is not a liquidity measure and should not be used in place of cash flow measures. See AB’s MD&A contained in Exhibit 99.1.

The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per unit amounts)

AB non-GAAP adjustments, before taxes	$(2,916)	$5	$(49,640)	$(321)
Income tax benefit on non-GAAP adjustments	217	—	3,217	20
AB non-GAAP adjustments, after taxes	(2,699)	5	(46,423)	(301)
AB Holding’s weighted average equity ownership interest in AB	35.8%	36.5%	36.0%	36.5%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$(966)	$2	$(16,718)	$(110)

Net income – diluted, GAAP basis	$40,097	$48,650	$95,818	$94,594
Impact on AB Holding’s net income of AB non-GAAP adjustments	(966)	2	(16,718)	(110)
Adjusted net income – diluted	$39,131	$48,652	$79,100	$94,484

Diluted net income per AB Holding Unit, GAAP basis	$0.41	$0.48	$0.97	$0.93
Impact of AB non-GAAP adjustments	(0.01)	—	(0.17)	—
Adjusted diluted net income per AB Holding Unit	$0.40	$0.48	$0.80	$0.93

The degree to which AB's non-GAAP adjustments impact AB Holding's net income fluctuates based on AB Holding's ownership percentage in AB.

Cash Distributions

AB Holding is required to distribute all of its Available Cash Flow, as defined in the AB Holding Partnership Agreement, to its Unitholders (including the General Partner). Available Cash Flow typically is the adjusted diluted net income per unit for the quarter multiplied by the number of units outstanding at the end of the quarter. Management anticipates that Available Cash Flow will continue to be based on adjusted diluted net income per unit, unless management determines with concurrence of the Board of Directors that one or more non-GAAP adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation. See Note 2 to the condensed financial statements contained in Item 1 for a description of Available Cash Flow.

Capital Resources and Liquidity

During the six months ended June 30, 2016, net cash provided by operating activities was $88.2 million, compared to $102.6 million during the corresponding 2015 period. The decrease primarily resulted from lower cash distributions received from AB of $14.8 million.

During the six months ended June 30, 2016, net cash used in investing activities was $2.4 million, compared to $9.0 million during the corresponding 2015 period. The decrease reflects lower investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

During the six months ended June 30, 2016, net cash used in financing activities was $85.8 million, compared to $93.7 million during the corresponding 2015 period. The decrease was due to lower cash distributions to Unitholders of $13.7 million, offset by lower proceeds from exercises of compensatory options to buy AB Holding Units of $6.6 million.

Index

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Each quarter, since the third quarter of 2011, AB has implemented plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Exchange Act. The plan adopted during the second quarter of 2016 expired at the close of business on July 27, 2016. AB may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

The following table provides information relating to any AB Holding Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
4/1/16 - 4/30/16(1)(2)	671,443	$23.97	—	—
5/1/16 - 5/31/16(1)(2)	615,298	23.04	—	—
6/1/16 - 6/30/16(1)(2)	610,266	23.02	—	—
Total	1,897,007	$23.37	—	—

(1)
During the second quarter of 2016, AB purchased from employees 20,569 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(2)
During the second quarter of 2016, AB purchased 1,876,438 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

Index

The following table provides information relating to any AB Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
4/1/16 - 4/30/16	—	$—	—	—
5/1/16 - 5/31/16	—	—	—	—
6/1/16 - 6/30/16(1)	14,138	23.53
Total	14,138	$23.53	—	—

(1)	During June 2016, AB purchased 14,138 AB Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

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

Index

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

The aggregate annual premiums for the above-referenced insurance policies are approximately $20,900, representing approximately 0.00002% of AXA’s 2015 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $3,136, representing approximately 0.00005% of AXA’s 2015 aggregate net profit.

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

As of June 30, 2016, the Assets Under Management are approximately $4.0 billion. Accordingly, management has determined that the AUM Milestone did not occur during the second quarter of 2016.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2016	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer