Form 10-Q
period 2016-09-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2016-10-26
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of September 30, 2016 was 94,816,915.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investment in AB	$1,474,916	$1,576,120
Other assets	223	—
Total assets	$1,475,139	$1,576,120

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$355	$274
Total liabilities	355	274

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,375	1,357
Limited partners: 94,716,915 and 99,944,485 limited partnership units issued and outstanding	1,518,024	1,619,841
AB Holding Units held by AB to fund long-term incentive compensation plans	(11,365)	(10,669)
Accumulated other comprehensive loss	(33,250)	(34,683)
Total partners’ capital	1,474,784	1,575,846
Total liabilities and partners’ capital	$1,475,139	$1,576,120

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Equity in net income attributable to AB Unitholders	$55,925	$48,387	$160,759	$153,194

Income taxes	5,667	6,301	16,837	18,517

Net income	$50,258	$42,086	$143,922	$134,677

Net income per unit:
Basic	$0.52	$0.42	$1.47	$1.34
Diluted	$0.52	$0.42	$1.47	$1.34

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$50,258	$42,086	$143,922	$134,677
Other comprehensive income (loss):
Foreign currency translation adjustments, before reclassification and tax	320	(2,329)	715	(4,014)
Less: reclassification adjustment for (losses) gains included in net income upon liquidation	(2)	—	(2)	563
Foreign currency translation adjustments, before tax	322	(2,329)	717	(4,577)
Income tax benefit	29	47	86	48
Foreign currency translation adjustments, net of tax	351	(2,282)	803	(4,529)
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during period	5	(13)	(2)	(137)
Less: reclassification adjustments for (losses) gains included in net income	(3)	455	(4)	455
Changes in unrealized gains (losses) on investments	8	(468)	2	(592)
Income tax (expense) benefit	(2)	156	2	258
Unrealized gains (losses) on investments, net of tax	6	(312)	4	(334)
Changes in employee benefit related items:
Amortization of prior service cost	5	—	41	—
Recognized actuarial gain	265	407	608	584
Changes in employee benefit related items	270	407	649	584
Income tax benefit (expense)	7	(11)	(23)	(35)
Employee benefit related items, net of tax	277	396	626	549
Other comprehensive income (loss)	634	(2,198)	1,433	(4,314)
Comprehensive income	$50,892	$39,888	$145,355	$130,363

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$143,922	$134,677
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(160,759)	(153,194)
Cash distributions received from AB	143,982	168,505
Changes in assets and liabilities:
(Increase) in other assets	(223)	(95)
Increase (decrease) in other liabilities	81	(105)
Net cash provided by operating activities	127,003	149,788

Cash flows from investing activities:
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	(2,371)	(8,979)
Net cash used in investing activities	(2,371)	(8,979)

Cash flows from financing activities:
Cash distributions to Unitholders	(127,348)	(150,521)
Capital contributions from AB	345	733
Proceeds from exercise of compensatory options to buy AB Holding Units	2,371	8,979
Net cash used in financing activities	(124,632)	(140,809)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
September 30, 2016
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

Organization

As of September 30, 2016, AXA, a société anonyme organized under the laws of France and the holding company for the AXA Group, a worldwide leader in financial protection, through certain of its subsidiaries (“AXA and its subsidiaries”) owns approximately 1.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”).

As of September 30, 2016, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, is as follows:

AXA and its subsidiaries	63.6%
AB Holding	35.1
Unaffiliated holders	1.3
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries have an approximate 64.2% economic interest in AB as of September 30, 2016.

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

Revision

During the third quarter of 2016, AB identified an error that has been impacting the calculation of its tax provision since 2010. As a result of this error, which impacted our equity in net income attributable to AB Unitholders, AB revised its previously issued financial statements and we revised Holding's financial statements.

In regard to the revision of Holding's previously issued financial statements, we recorded a cumulative adjustment to our 2012 partners' capital account and revised our statements of financial condition and statements of income from 2012 through the second quarter of 2016. As of December 31, 2015, the cumulative impact of the revision on partners’ capital in the condensed consolidated statement of financial condition was $13.8 million. We revised our equity in net income attributable to AB Unitholders, net income, and basic and diluted net income per unit reported in prior periods in the condensed statements of income. The tables below reflect the revisions to these line items for the three months and nine months ended September 30, 2015 presented in this Form 10-Q, as well as the six months ended June 30, 2016, which impacted the financial results for the nine months ended September 30, 2016. Other periods that have been revised, including the three months ended June 30, 2016, will appear in our future annual and quarterly filings.

Index

	Three Months Ended September 30, 2015
	As Reported	Adjustment	As Revised
	(in thousands, except per unit amounts)

Equity in net income attributable to AB Unitholders	$48,988	$(601)	$48,387
Net income	42,687	(601)	42,086
Basic net income per Unit	0.43	(0.01)	0.42
Diluted net income per Unit	0.43	(0.01)	0.42

	Nine Months Ended September 30, 2015
	As Reported	Adjustment	As Revised
	(in thousands, except per unit amounts)

Equity in net income attributable to AB Unitholders	$155,013	$(1,819)	$153,194
Net income	136,496	(1,819)	134,677
Basic net income per Unit	1.36	(0.02)	1.34
Diluted net income per Unit	1.36	(0.02)	1.34

	Six Months Ended June 30, 2016
	As Reported	Adjustment	As Revised
	(in thousands, except per unit amounts)

Equity in net income attributable to AB Unitholders	$106,621	$(1,787)	$104,834
Net income	95,451	(1,787)	93,664
Basic net income per Unit	0.97	(0.02)	0.95
Diluted net income per Unit	0.97	(0.02)	0.95

2.	Cash Distributions

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

On October 26, 2016, the General Partner declared a distribution of $0.45 per unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2016. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on November 17, 2016 to holders of record at the close of business on November 7, 2016.

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

During the third quarter and first nine months of 2016, AB purchased 2.0 million and 5.8 million AB Holding Units for $45.2 million and $129.2 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 2.0 million and 5.7 million AB Holding Units for $45.1 million and $127.1 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards. During the third quarter and first nine months of 2015, AB purchased 3.0 million and 3.8 million AB Holding Units for $82.1 million and $103.4 million, respectively (on a trade date basis). These amounts reflected open-market purchases of 3.0 million and 3.7 million AB Holding Units for $82.1 million and $101.1 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of distribution of long-term incentive compensation awards.

Each quarter, AB implements plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2016 expired at the close of business on October 25, 2016. AB may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first nine months of 2016 and 2015, AB granted to employees and Eligible Directors 0.7 million and 0.3 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the period and newly-issued AB Holding Units to fund the restricted AB Holding Unit awards.

During the first nine months of 2016 and 2015, AB Holding issued 0.1 million and 0.5 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $2.4 million and $9.0 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

4.	Net Income per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income – diluted”) and dividing by the diluted weighted average number of units outstanding for each period.

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per unit amounts)

Net income – basic	$50,258	$42,086	$143,922	$134,677
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	221	297	581	1,070
Net income – diluted	$50,479	$42,383	$144,503	$135,747

Weighted average units outstanding – basic	95,890	99,651	97,643	100,255
Dilutive effect of compensatory options	590	970	554	1,113
Weighted average units outstanding – diluted	96,480	100,621	98,197	101,368

Basic net income per unit	$0.52	$0.42	$1.47	$1.34
Diluted net income per unit	$0.52	$0.42	$1.47	$1.34

For the three and nine months ended September 30, 2016, we excluded 2,873,106 options from the diluted net income computation due to their anti-dilutive effect. For the three and nine months ended September 30, 2015, we excluded 2,771,250 and 2,383,589 options, respectively, from the diluted net income computation due to their anti-dilutive effect.

5.	Investment in AB

Changes in AB Holding’s investment in AB during the nine-month period ended September 30, 2016 are as follows (in thousands):

Investment in AB as of December 31, 2015	$1,576,120
Equity in net income attributable to AB Unitholders	160,759
Changes in accumulated other comprehensive income (loss)	1,433
Additional investments with proceeds from exercise of compensatory options to buy AB Holding Units	2,371
Cash distributions received from AB	(143,982)
Capital contributions from AB	(345)
AB Holding Units retired	(135,943)
AB Holding Units issued to fund long-term incentive compensation plans	15,199
Change in AB Holding Units held by AB for long-term incentive compensation plans	(696)
Investment in AB as of September 30, 2016	$1,474,916

6.	Units Outstanding

Changes in AB Holding Units outstanding during the nine-month period ended September 30, 2016 are as follows:

Outstanding as of December 31, 2015	100,044,485
Options exercised	139,093
Units issued	710,925
Units retired	(6,077,588)
Outstanding as of September 30, 2016	94,816,915

Index

7.	Income Taxes

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands)			(in thousands)
Net income attributable to AB Unitholders	$158,035	$133,308	18.5%	$448,820	$420,533	6.7%
Multiplied by: weighted average equity ownership interest	35.4%	36.3%		35.8%	36.4%
Equity in net income attributable to AB Unitholders	$55,925	$48,387	15.6	$160,759	$153,194	4.9

AB qualifying revenues	$531,856	$572,391	(7.1)	$1,565,294	$1,682,390	(7.0)
Multiplied by: weighted average equity ownership interest for calculating tax	29.8%	30.8%		30.1%	30.9%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	5,549	6,167		16,494	18,171
State income taxes	118	134		343	346
Total income taxes	$5,667	$6,301	(10.1)	$16,837	$18,517	(9.1)

Effective tax rate	10.1%	13.0%		10.5%	12.1%

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

In the opinion of AB’s management, an adequate accrual has been made as of September 30, 2016 to provide for any probable losses regarding any litigation matters for which management can reasonably estimate an amount of loss. It is reasonably possible that AB could incur additional losses pertaining to these matters, but currently management cannot estimate any such additional losses.

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except per unit amounts)			(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$158,035	$133,308	18.5%	$448,820	$420,533	6.7%
Weighted average equity ownership interest	35.4%	36.3%		35.8%	36.4%
Equity in net income attributable to AB Unitholders	55,925	48,387	15.6	160,759	153,194	4.9
Income taxes	5,667	6,301	(10.1)	16,837	18,517	(9.1)
Net income of AB Holding	$50,258	$42,086	19.4	$143,922	$134,677	6.9
Diluted net income per AB Holding Unit	$0.52	$0.42	23.8	$1.47	$1.34	9.7
Distribution per AB Holding Unit	$0.45	$0.43	4.7	$1.25	$1.36	(8.1)

During the third quarter of 2016, AB identified an error that has been impacting the calculation of its tax provision since 2010. As a result of this error, which impacted our equity in net income attributable to AB Unitholders, AB revised its previously issued financial statements and we revised Holding's financial statements. See Note 1 to the condensed financial statements contained in Item 1 for further discussion.

Net income for the three and nine months ended September 30, 2016 increased $8.2 million and $9.2 million, respectively, due to higher net income attributable to AB Unitholders, offset by a lower weighted average equity ownership interest.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by AB Holding’s ownership interest in AB (adjusted for AB Holding Units owned by AB’s consolidated rabbi trust), multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 10.1% in the third quarter of 2016 compared to 13.0% during the third quarter of 2015. AB Holding's effective tax rate during the nine months ended September 30, 2016 was 10.5%, compared to 12.1% during the nine months ended September 30, 2015. See Note 7 to the condensed financial statements contained in Item 1 for the calculation of income tax expense.

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

Index

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

The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per unit amounts)

AB non-GAAP adjustments, before taxes	$(20,957)	$1,908	$(70,597)	$1,587
Income tax benefit (expense) on non-GAAP adjustments	1,310	(159)	5,189	(120)
AB non-GAAP adjustments, after taxes	(19,647)	1,749	(65,408)	1,467
AB Holding’s weighted average equity ownership interest in AB	35.4%	36.3%	35.8%	36.4%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$(6,953)	$635	$(23,428)	$535

Net income – diluted, GAAP basis	$50,479	$42,383	$144,503	$135,747
Impact on AB Holding’s net income of AB non-GAAP adjustments	(6,953)	635	(23,428)	535
Adjusted net income – diluted	$43,526	$43,018	$121,075	$136,282

Diluted net income per AB Holding Unit, GAAP basis	$0.52	$0.42	$1.47	$1.34
Impact of AB non-GAAP adjustments	(0.07)	0.01	(0.24)	—
Adjusted diluted net income per AB Holding Unit	$0.45	$0.43	$1.23	$1.34

The degree to which AB's non-GAAP adjustments impact AB Holding's net income fluctuates based on AB Holding's ownership percentage in AB.

Cash Distributions

AB Holding is required to distribute all of its Available Cash Flow, as defined in the AB Holding Partnership Agreement, to its Unitholders (including the General Partner). Available Cash Flow typically is the adjusted diluted net income per unit for the quarter multiplied by the number of units outstanding at the end of the quarter. Management anticipates that Available Cash Flow will continue to be based on adjusted diluted net income per unit, unless management determines, with concurrence of the Board of Directors, that one or more non-GAAP adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation. See Note 2 to the condensed financial statements contained in Item 1 for a description of Available Cash Flow.

Capital Resources and Liquidity

During the nine months ended September 30, 2016, net cash provided by operating activities was $127.0 million, compared to $149.8 million during the corresponding 2015 period. The decrease primarily resulted from lower cash distributions received from AB of $24.5 million.

During the nine months ended September 30, 2016, net cash used in investing activities was $2.4 million, compared to $9.0 million during the corresponding 2015 period. The decrease reflects lower investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

During the nine months ended September 30, 2016, net cash used in financing activities was $124.6 million, compared to $140.8 million during the corresponding 2015 period. The decrease was due to lower cash distributions to Unitholders of $23.2 million, offset by lower proceeds from exercises of compensatory options to buy AB Holding Units of $6.6 million.

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

•
Our expectation that, as a result of repatriating future non-U.S. earnings, effective January 1, 2017, our effective tax rate will increase: Our effective tax rate fluctuates based on the mix of our earnings across our tax filing group, which includes our U.S. partnership, our U.S. corporate subsidiaries and our corporate subsidiaries operating in various non-U.S. jurisdictions, and the differences between the tax rates in the U.S and the other jurisdictions where we conduct business.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Each quarter, since the third quarter of 2011, AB has implemented plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Exchange Act. The plan adopted during the third quarter of 2016 expired at the close of business on October 25, 2016. AB may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

The following table provides information relating to any AB Holding Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
7/1/16 - 7/31/16(1)(2)	454,966	$23.65	—	—
8/1/16 - 8/31/16(2)	974,179	21.99	—	—
9/1/16 - 9/30/16(1)(2)	581,156	22.33	—	—
Total	2,010,301	$22.46	—	—

(1)
During the third quarter of 2016, AB purchased from employees 391 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(2)
During the third quarter of 2016, AB purchased 2,009,910 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

Index

The following table provides information relating to any AB Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
7/1/16 - 7/31/16	—	$—	—	—
8/1/16 - 8/31/16	—	—	—	—
9/1/16 - 9/30/16(1)	1,000	21.96
Total	1,000	$21.96	—	—

(1)	During September 2016, AB purchased 1,000 AB Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car insurance to diplomats based at the Iranian embassy in Berlin, Germany.  The total annual premium of these policies is approximately $13,000 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $1,950.  These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policies expire.

In addition, AXA has informed us that AXA Insurance Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under four separate policies to the Iranian embassy in Dublin, Ireland. AXA has informed us that compliance with the Declined Cases Agreement of the Irish Government prohibits the cancellation of these policies unless another insurer is willing to assume the coverage. The total annual premium for these policies is

Index

approximately $6,094 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $914.

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

Lastly, AXA has informed us that AXA France, an AXA insurance subsidiary, has identified a property insurance contract for Bank Sepah in Paris, France.  This business commenced in July 2016 for a total annual premium of approximately $1,400 and the annual net profit arising from this policy, which is difficult to calculate with precision, is estimated to be $210.

The aggregate annual premium for the above-referenced insurance policies is approximately $24,644, representing approximately 0.00002% of AXA’s 2015 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $3,697, representing approximately 0.00005% of AXA’s 2015 aggregate net profit.

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

As of September 30, 2016, the Assets Under Management are approximately $4.4 billion. Accordingly, management has determined that the AUM Milestone did not occur during the third quarter of 2016.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2016	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer