Form 10-K
period 2016-12-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2017-02-14
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒

The aggregate market value of the units representing assignments of beneficial ownership of limited partnership interests held by non-affiliates computed by reference to the price at which such units were last sold on the New York Stock Exchange as of June 30, 2016 was approximately $2.1 billion.

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of December 31, 2016 was 96,652,190. (This figure includes 100,000 general partnership units having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.)

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

We use “emerging markets” in this Form 10-K to refer to countries included in the Morgan Stanley Capital International (“MSCI”) emerging markets index, which are, as of December 31, 2016, Brazil, Chile, China, Colombia, Czech Republic, Egypt, Greece, Hungary, India, Indonesia, Korea, Malaysia, Mexico, Peru, Philippines, Poland, Qatar, Russia, South Africa, Taiwan, Thailand, Turkey and the United Arab Emirates.

Clients

We provide research, diversified investment management and related services globally to a broad range of clients through our three buy-side distribution channels: Institutions, Retail and Private Wealth Management, and our sell-side business, Bernstein Research Services.  See “Distribution Channels” in this Item 1 for additional information.

As of December 31, 2016, 2015 and 2014, our AUM were approximately $480 billion, $467 billion and $474 billion, respectively, and our net revenues as of each of December 31, 2016, 2015 and 2014 were approximately $3.0 billion. AXA, our parent company, and its subsidiaries, whose AUM consist primarily of fixed income investments, together constitute our largest client. Our affiliates represented approximately 24%, 24% and 23% of our AUM as of December 31, 2016, 2015 and 2014, respectively, and we earned approximately 5% of our net revenues from services we provided to our affiliates in each of those years. See “Distribution Channels” below and “Assets Under Management” and “Net Revenues” in Item 7 for additional information regarding our AUM and net revenues.

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

Investment Services

Our broad range of investment services includes:

•	Actively-managed equity strategies, with global and regional portfolios across capitalization ranges and investment strategies, including value, growth and core equities;
•	Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;
•	Passive management, including index and enhanced index strategies;
•	Alternative investments, including hedge funds, fund of funds and private equity (e.g., direct real estate investing and direct lending); and
•	Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds.

Our services span various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

Our AUM by client domicile and investment service as of December 31, 2016, 2015 and 2014 were as follows:

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

AXA and its subsidiaries together constitute our largest institutional client. AXA's AUM accounted for approximately 35%, 33% and 32% of our institutional AUM as of December 31, 2016, 2015 and 2014, respectively, and approximately 28%, 26% and 22% of our institutional revenues for 2016, 2015 and 2014, respectively. No single institutional client other than AXA and its subsidiaries accounted for more than approximately 1% of our net revenues for the year ended December 31, 2016.

As of December 31, 2016, 2015 and 2014, Institutional Services represented approximately 50%, 51% and 50%, respectively, of our AUM, and the fees we earned from providing these services represented approximately 14% of our net revenues for each of those years. Our AUM and revenues are as follows:

Institutional Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2016	2015	2014	2016-15	2015-14
	(in millions)
Equity Actively Managed:
U.S.	$8,792	$9,156	$9,631	(4.0)%	(4.9)%
Global & Non-US	18,215	16,705	19,522	9.0	(14.4)
Total	27,007	25,861	29,153	4.4	(11.3)
Equity Passively Managed(1):
U.S.	16,135	15,573	16,196	3.6	(3.8)
Global & Non-US	3,467	4,250	5,818	(18.4)	(27.0)
Total	19,602	19,823	22,014	(1.1)	(10.0)
Total Equity	46,609	45,684	51,167	2.0	(10.7)
Fixed Income Taxable:
U.S.	97,610	88,997	84,079	9.7	5.8
Global & Non-US	52,598	54,897	64,086	(4.2)	(14.3)
Total	150,208	143,894	148,165	4.4	(2.9)
Fixed Income Tax-Exempt:
U.S.	1,819	1,920	1,796	(5.3)	6.9
Global & Non-US	—	—	—	—	—
Total	1,819	1,920	1,796	(5.3)	6.9
Fixed Income Passively Managed(1):
U.S.	1,305	64	67	1,939.1	(4.5)
Global & Non-US	15	18	185	(16.7)	(90.3)
Total	1,320	82	252	1,509.8	(67.5)
Total Fixed Income	153,347	145,896	150,213	5.1	(2.9)
Other(2):
U.S.	3,831	2,939	2,268	30.4	29.6
Global & Non-US	35,477	41,683	33,393	(14.9)	24.8
Total	39,308	44,622	35,661	(11.9)	25.1
Total:
U.S.	129,492	118,649	114,037	9.1	4.0
Global & Non-US	109,772	117,553	123,004	(6.6)	(4.4)
Total	$239,264	$236,202	$237,041	1.3	(0.4)
Affiliated	$82,721	$78,048	$75,241	6.0	3.7
Non-affiliated	156,543	158,154	161,800	(1.0)	(2.3)
Total	$239,264	$236,202	$237,041	1.3	(0.4)
________________________________________________________________________________________________________________________

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

Revenues from Institutional Services
(by Investment Service)

	Years Ended December 31,			% Change
	2016	2015	2014	2016-15	2015-14
	(in thousands)
Equity Actively Managed:
U.S.	$49,370	$54,150	$54,176	(8.8)%	—%
Global & Non-US	75,814	88,096	88,777	(13.9)	(0.8)
Total	125,184	142,246	142,953	(12.0)	(0.5)
Equity Passively Managed(1):
U.S.	2,964	2,824	2,841	5.0	(0.6)
Global & Non-US	2,345	4,295	4,333	(45.4)	(0.9)
Total	5,309	7,119	7,174	(25.4)	(0.8)
Total Equity	130,493	149,365	150,127	(12.6)	(0.5)
Fixed Income Taxable:
U.S.	101,875	94,272	92,250	8.1	2.2
Global & Non-US	111,602	125,888	125,595	(11.3)	0.2
Total	213,477	220,160	217,845	(3.0)	1.1
Fixed Income Tax-Exempt:
U.S.	2,591	2,361	2,250	9.7	4.9
Global & Non-US	—	—	—	—	—
Total	2,591	2,361	2,250	9.7	4.9
Fixed Income Passively Managed(1):
U.S.	322	68	69	373.5	(1.4)
Global & Non-US	1	81	142	(98.8)	(43.0)
Total	323	149	211	116.8	(29.4)
Fixed Income Servicing(2):
U.S.	12,717	13,510	11,468	(5.9)	17.8
Global & Non-US	1,530	1,715	2,011	(10.8)	(14.7)
Total	14,247	15,225	13,479	(6.4)	13.0
Total Fixed Income	230,638	237,895	233,785	(3.1)	1.8
Other(3):
U.S.	34,577	23,130	18,643	49.5	24.1
Global & Non-US	25,189	24,070	30,551	4.6	(21.2)
Total	59,766	47,200	49,194	26.6	(4.1)

Total Investment Advisory and Services Fees:
U.S.	204,416	190,315	181,697	7.4	4.7
Global & Non-US	216,481	244,145	251,409	(11.3)	(2.9)
	420,897	434,460	433,106	(3.1)	0.3
Distribution Revenues	684	248	340	175.8	(27.1)
Shareholder Servicing Fees	479	497	634	(3.6)	(21.6)
Total	$422,060	$435,205	$434,080	(3.0)	0.3
Affiliated	$116,392	$113,187	$95,256	2.8	18.8
Non-affiliated	305,668	322,018	338,824	(5.1)	(5.0)
Total	$422,060	$435,205	$434,080	(3.0)	0.3
________________________________________________________________________________________________________________________

(1)	Includes index and enhanced index services.

(2)
Fixed Income Servicing includes advisory-related services fees that are not based on AUM, including derivative transaction fees, capital purchase program-related advisory services and other fixed income advisory services.

(3)	Includes certain multi-asset solutions and services and certain alternative services.

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

The mutual funds we sub-advise for AXA and its subsidiaries together constitute our largest retail client. They accounted for approximately 21%, 22% and 21% of our retail AUM as of December 31, 2016, 2015 and 2014, respectively, and approximately 4%, 4% and 3% of our retail net revenues as of 2016, 2015 and 2014, respectively.

Certain subsidiaries of AXA, including AXA Advisors, LLC (“AXA Advisors”), a subsidiary of AXA Financial, were responsible for approximately 2%, 4% and 3% of total sales of shares of open-end AB Funds in 2016, 2015 and 2014, respectively. HSBC was responsible for approximately 12% of our open-end AB Fund sales in 2016. UBS AG was responsible for approximately 8% and 11% of our open-end AB Fund sales in 2015 and 2014, respectively. Neither our affiliates, HSBC or UBS AG are under any obligation to sell a specific amount of AB Fund shares and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations. No other entity accounted for 10% or more of our open-end AB Fund sales.

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

As of December 31, 2016, retail U.S. Fund AUM were approximately $41 billion, or 26% of retail AUM, as compared to $45 billion, or 29%, as of December 31, 2015, and $49 billion, or 30%, as of December 31, 2014. Non-U.S. Fund AUM, as of December 31, 2016, totaled $59 billion, or 37% of retail AUM, as compared to $52 billion, or 33%, as of December 31, 2015, and $57 billion, or 36%, as of December 31, 2014.

Our Retail Services represented approximately 33%, 33% and 34% of our AUM as of December 31, 2016, 2015 and 2014, respectively, and the fees we earned from providing these services represented approximately 42%, 45% and 46% of our net revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Our AUM and revenues are as follows:

Retail Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2016	2015	2014	2016-15	2015-14
	(in millions)
Equity Actively Managed:
U.S.	$31,717	$31,481	$29,449	0.7%	6.9%
Global & Non-US	12,514	14,810	15,920	(15.5)	(7.0)
Total	44,231	46,291	45,369	(4.5)	2.0
Equity Passively Managed(1):
U.S.	20,997	19,483	21,268	7.8	(8.4)
Global & Non-US	7,025	6,664	6,600	5.4	1.0
Total	28,022	26,147	27,868	7.2	(6.2)
Total Equity	72,253	72,438	73,237	(0.3)	(1.1)

Fixed Income Taxable:
U.S.	6,175	5,905	5,934	4.6	(0.5)
Global & Non-US	54,328	47,891	55,059	13.4	(13.0)
Total	60,503	53,796	60,993	12.5	(11.8)
Fixed Income Tax-Exempt:
U.S.	13,579	11,601	10,432	17.1	11.2
Global & Non-US	10	12	14	(16.7)	(14.3)
Total	13,589	11,613	10,446	17.0	11.2
Fixed Income Passively Managed(1):
U.S.	5,216	5,010	4,917	4.1	1.9
Global & Non-US	4,041	4,492	4,483	(10.0)	0.2
Total	9,257	9,502	9,400	(2.6)	1.1
Total Fixed Income	83,349	74,911	80,839	11.3	(7.3)
Other(2):
U.S.	3,229	5,116	5,349	(36.9)	(4.4)
Global & Non-US	1,339	1,903	2,072	(29.6)	(8.2)
Total	4,568	7,019	7,421	(34.9)	(5.4)
Total:
U.S.	80,913	78,596	77,349	2.9	1.6
Global & Non-US	79,257	75,772	84,148	4.6	(10.0)
Total	$160,170	$154,368	$161,497	3.8	(4.4)
Affiliated	$33,774	$33,364	$34,693	1.2	(3.8)
Non-affiliated	126,396	121,004	126,804	4.5	(4.6)
Total	$160,170	$154,368	$161,497	3.8	(4.4)
________________________________________________________________________________________________________________________

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

Revenues from Retail Services
(by Investment Service)

	Years Ended December 31,			% Change
	2016	2015	2014	2016-15	2015-14
	(in thousands)
Equity Actively Managed:
U.S.	$186,442	$182,802	$181,756	2.0%	0.6%
Global & Non-US	93,019	107,870	93,018	(13.8)	16.0
Total	279,461	290,672	274,774	(3.9)	5.8
Equity Passively Managed(1):
U.S.	7,670	8,188	10,154	(6.3)	(19.4)
Global & Non-US	5,268	5,268	7,118	—	(26.0)
Total	12,938	13,456	17,272	(3.8)	(22.1)
Total Equity	292,399	304,128	292,046	(3.9)	4.1
Fixed Income Taxable:
U.S.	16,731	15,842	20,593	5.6	(23.1)
Global & Non-US	374,036	397,767	429,947	(6.0)	(7.5)
Total	390,767	413,609	450,540	(5.5)	(8.2)
Fixed Income Tax-Exempt:
U.S.	52,847	44,916	38,317	17.7	17.2
Global & Non-US	63	73	78	(13.7)	(6.4)
Total	52,910	44,989	38,395	17.6	17.2
Fixed Income Passively Managed(1):
U.S.	6,105	5,663	3,336	7.8	69.8
Global & Non-US	7,817	8,201	8,675	(4.7)	(5.5)
Total	13,922	13,864	12,011	0.4	15.4
Total Fixed Income	457,599	472,462	500,946	(3.1)	(5.7)
Other(2):
U.S.	52,024	71,129	64,435	(26.9)	10.4
Global & Non-US	6,932	8,334	9,550	(16.8)	(12.7)
Total	58,956	79,463	73,985	(25.8)	7.4
Total Investment Advisory and Services Fees:
U.S.	321,819	328,540	318,591	(2.0)	3.1
Global & Non-US	487,135	527,513	548,386	(7.7)	(3.8)
	808,954	856,053	866,977	(5.5)	(1.3)
Distribution Revenues	379,881	423,410	440,961	(10.3)	(4.0)
Shareholder Servicing Fees	73,072	83,078	89,198	(12.0)	(6.9)
Total	$1,261,907	$1,362,541	$1,397,136	(7.4)	(2.5)
Affiliated	$46,060	$47,668	$47,910	(3.4)	(0.5)
Non-affiliated	1,215,847	1,314,873	1,349,226	(7.5)	(2.5)
Total	$1,261,907	$1,362,541	$1,397,136	(7.4)	(2.5)
________________________________________________________________________________________________________________________

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

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

Our Private Wealth Services represented approximately 17%, 16% and 16% of our AUM as of December 31, 2016, 2015 and 2014, and the fees we earned from providing these services represented approximately 23%, 23% and 22% of our net revenues for 2016, 2015 and 2014, respectively. Our AUM and revenues are as follows:

Private Wealth Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2016	2015	2014	2016-15	2015-14
	(in millions)
Equity Actively Managed:
U.S.	$23,857	$22,873	$22,842	4.3%	0.1%
Global & Non-US	16,851	15,595	15,125	8.1	3.1
Total	40,708	38,468	37,967	5.8	1.3

Equity Passively Managed(1):
U.S.	193	177	172	9.0	2.9
Global & Non-US	208	210	402	(1.0)	(47.8)
Total	401	387	574	3.6	(32.6)

Total Equity	41,109	38,855	38,541	5.8	0.8

Fixed Income Taxable:
U.S.	6,674	6,742	7,396	(1.0)	(8.8)
Global & Non-US	3,528	3,053	2,871	15.6	6.3
Total	10,202	9,795	10,267	4.2	(4.6)

Fixed Income Tax-Exempt:
U.S.	21,501	19,973	19,401	7.7	2.9
Global & Non-US	3	3	3	—	—
Total	21,504	19,976	19,404	7.6	2.9

Fixed Income Passively Managed(1):
U.S.	18	4	5	350.0	(20.0)
Global & Non-US	468	372	402	25.8	(7.5)
Total	486	376	407	29.3	(7.6)

Total Fixed Income	32,192	30,147	30,078	6.8	0.2

Other(2):
U.S.	2,650	2,439	1,902	8.7	28.2
Global & Non-US	4,816	5,429	4,968	(11.3)	9.3
Total	7,466	7,868	6,870	(5.1)	14.5

Total:
U.S.	54,893	52,208	51,718	5.1	0.9
Global & Non-US	25,874	24,662	23,771	4.9	3.7
Total	$80,767	$76,870	$75,489	5.1	1.8
________________________________________________________________________________________________________________________

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

Revenues From Private Wealth Services
(by Investment Service)

	Years Ended December 31,			% Change
	2016	2015	2014	2016-15	2015-14
	(in thousands)
Equity Actively Managed:
U.S.	$255,902	$260,706	$250,415	(1.8)%	4.1%
Global & Non-US	176,170	171,101	169,228	3.0	1.1
Total	432,072	431,807	419,643	0.1	2.9
Equity Passively Managed(1):
U.S.	422	1,229	695	(65.7)	76.8
Global & Non-US	1,053	834	1,839	26.3	(54.6)
Total	1,475	2,063	2,534	(28.5)	(18.6)
Total Equity	433,547	433,870	422,177	(0.1)	2.8
Fixed Income Taxable:
U.S.	35,756	36,689	39,811	(2.5)	(7.8)
Global & Non-US	23,385	20,488	15,875	14.1	29.1
Total	59,141	57,177	55,686	3.4	2.7
Fixed Income Tax-Exempt:
U.S.	111,304	106,161	102,509	4.8	3.6
Global & Non-US	31	35	27	(11.4)	29.6
Total	111,335	106,196	102,536	4.8	3.6
Fixed Income Passively Managed(1):
U.S.	38	11	9	245.5	22.2
Global & Non-US	3,336	4,299	3,468	(22.4)	24.0
Total	3,374	4,310	3,477	(21.7)	24.0
Total Fixed Income	173,850	167,683	161,699	3.7	3.7
Other(2):
U.S.	41,594	22,177	16,566	87.6	33.9
Global & Non-US	54,629	59,594	57,725	(8.3)	3.2
Total	96,223	81,771	74,291	17.7	10.1
Total Investment Advisory and Services Fees:
U.S.	445,016	426,973	410,005	4.2	4.1
Global & Non-US	258,604	256,351	248,162	0.9	3.3
Total	703,620	683,324	658,167	3.0	3.8
Distribution Revenues	3,840	3,498	3,669	9.8	(4.7)
Shareholder Servicing Fees	4,139	3,031	2,488	36.6	21.8
Total	$711,599	$689,853	$664,324	3.2	3.8
________________________________________________________________________________________________________________________

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

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

We earn revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate us principally by directing us to execute brokerage transactions on their behalf, for which we earn commissions. These services accounted for approximately 16% of our net revenues as of each December 31, 2016, 2015 and 2014.

For information regarding trends in fee rates charged for brokerage transactions, see “Risk Factors” in Item 1A.

Our Bernstein Research Services revenues are as follows:

Revenues From Bernstein Research Services

	Years Ended December 31,			% Change
	2016	2015	2014	2016-15	2015-14
	(in thousands)
Bernstein Research Services	$479,875	$493,463	$482,538	(2.8)%	2.3%

Custody

Our U.S.-based broker-dealer subsidiary acts as custodian for the majority of our Private Wealth Management AUM and some of our Institutions AUM. Other custodial arrangements are maintained by client-designated banks, trust companies, brokerage firms or custodians.

Employees

As of December 31, 2016, our firm had 3,438 full-time employees, representing a 4.5% decrease compared to the end of 2015.  We consider our employee relations to be good.

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

AB, AB Holding, the General Partner and five of our subsidiaries (Sanford C. Bernstein & Co., LLC (“SCB LLC”), AllianceBernstein Global Derivatives Corporation, AB Private Credit Investors LLC, WPS and W.P. Stewart Asset Management LLC) are registered with the SEC as investment advisers under the Investment Advisers Act. Additionally, AB Holding is an NYSE-listed company and, accordingly, is subject to applicable regulations promulgated by the NYSE. Also, AB, SCB LLC and AB Custom Alternative Solutions LLC (another of our subsidiaries) are registered with the Commodity Futures Trading Commission (“CFTC”) as commodity pool operators and commodity trading advisers; SCB LLC also is registered with the CFTC as a commodities introducing broker.

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

Many of our subsidiaries are subject to the oversight of regulatory authorities in the jurisdictions outside the United States in which they operate, including the European Securities and Markets Authority, the Financial Conduct Authority in the U.K., the CSSF in Luxembourg, the Financial Services Agency in Japan, the Securities & Futures Commission in Hong Kong, the Monetary Authority of Singapore, the Financial Services Commission in South Korea and the Financial Supervisory Commission in Taiwan. While these regulatory requirements often may be comparable to the requirements of the SEC and other U.S. regulators, they are sometimes more restrictive and may cause us to incur substantial expenditures of time and money related to our compliance efforts. For additional information relating to the regulations that impact our business, please refer to "Risk Factors" in Item 1A.

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

In addition, AXA has informed us that AXA Insurance Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under four separate policies to the Iranian embassy in Dublin, Ireland. AXA has informed us that compliance with the

Declined Cases Agreement of the Irish Government prohibits the cancellation of these policies unless another insurer is willing to assume the coverage. The total annual premium for these policies is approximately $6,094 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $914.

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

Additionally, AXA has informed us that AXA Ukraine, an AXA insurance subsidiary, provides car insurance for the Attaché of the Embassy of Iran in Ukraine. Motor liability insurance coverage cannot be cancelled under Ukrainian law. The total annual premium in respect of this policy is approximately $1,000 and the annual net profit, which is difficult to calculate with precision, is estimated to be $150.

AXA also has informed us that AXA Ubezpieczenia, an AXA insurance subsidiary organized under the laws of Poland, provides car insurance to two diplomats based at the Iranian embassy in Warsaw, Poland. Provision of motor vehicle insurance is mandatory in Poland. The total annual premium of these policies is approximately $535 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $80.

In addition, AXA has informed us that AXA Winterthur, an AXA insurance subsidiary organized under the laws of Switzerland, provides Naftiran Intertrade, a wholly-owned subsidiary of the Iranian state-owned National Iranian Oil Company, with life, disability and accident coverage for its employees. The provision of these forms of coverage is mandatory for employees in Switzerland. The total annual premium of these policies is approximately $373,668 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $56,000.

Lastly, AXA has informed us that AXA France, an AXA insurance subsidiary, has identified a property insurance contract for Bank Sepah in Paris, France.  This business commenced in July 2016 for a total annual premium of approximately $1,400 and the annual net profit arising from this policy, which is difficult to calculate with precision, is estimated to be $210. This business was cancelled in September 2016.

The aggregate annual premium for the above-referenced insurance policies is approximately $398,847, representing approximately 0.0004% of AXA’s 2016 consolidated revenues, which are likely to approximate $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $59,777, representing approximately 0.0009% of AXA’s 2016 aggregate net profit.

History and Structure

We have been in the investment research and management business for 50 years. Bernstein was founded in 1967; Alliance Capital was founded in 1971 when the investment management department of Donaldson, Lufkin & Jenrette, Inc. (since November 2000, a part of Credit Suisse Group) merged with the investment advisory business of Moody’s Investors Service, Inc.

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

As of December 31, 2016, the condensed ownership structure of AB is as follows (for a more complete description of our ownership structure, see “Principal Security Holders” in Item 12):

The General Partner owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including these general partnership interests, AXA, through certain of its subsidiaries (see “Principal Security Holders” in Item 12), had an approximate 63.7% economic interest in AB as of December 31, 2016.

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

W.P. Stewart

On December 12, 2013, we acquired WPS, an equity investment manager that managed, as of December 12, 2013, approximately $2.1 billion in U.S., Global and Europe, Australasia (Australia and New Zealand) and Far East (“EAFE”) concentrated growth equity strategies for its clients, primarily in the U.S. and Europe. On the date of the WPS Acquisition, each of approximately 4.9 million outstanding shares of WPS common stock (other than certain specified shares, as previously disclosed in Amendment No. 2 to Form S-4 filed by AB on November 8, 2013) was converted into the right to receive $12.00 per share and one transferable contingent value right (“CVRs”) entitling the holders to an additional $4.00 per share cash payment if the Assets Under Management (as such term is defined in the Contingent Value Rights Agreement (“CVR Agreement”) dated as of December 12, 2013, a copy of which we filed as Exhibit 4.01 (“Exhibit 4.01”) to our Form 10-K for the year ended December 31, 2013) in the acquired WPS investment services had exceeded $5 billion on or before December 12, 2016, subject to measurement procedures and limitations set forth in the CVR Agreement. See the definition of AUM Milestone in the CVR Agreement filed as Exhibit 4.01. The foregoing description of the CVR Agreement does not purport to be complete and is qualified in its entirety by the full text of the CVR Agreement.

Based on AB’s periodic calculations pursuant to the CVR Agreement during the term of the CVR Agreement, AB has determined that the AUM Milestone was not achieved at any point during the term of the CVR Agreement. Accordingly, the CVR Agreement has terminated in accordance with its terms and the additional $4.00 per share cash payment will not be made.

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

We derive most of our revenues from investment advisory and services fees, which typically are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of the account and the total amount of assets we manage for a particular client. The value and composition of our AUM can be adversely affected by several factors, including:

•
Market Factors. Uncertainties were prevalent during 2016, as global markets reacted to issues including Great Britain's vote to exit the European Union, increased regulatory scrutiny in the U.S. and abroad, a mixed outlook for global economic growth, foreign exchange rates and interest rates, negative fixed income performance, and the contentious U.S. election. Although U.S. markets rallied following the U.S. election and an interest rate increase, together with related commentary from the Federal Reserve, provided some clarity as to the direction of interest rates, many concerning issues remain for global investors. These factors may adversely affect our AUM and revenues. Additionally, increases in interest rates, particularly if rapid, likely will decrease the total return of many bond investments due to lower market valuations of existing bonds. These factors could have a significant adverse effect on our revenues and results of operations as AUM in our fixed income investments comprise a major component of our total AUM.

•
Client Preferences. Generally, our clients may withdraw their assets at any time and on short notice. Also, changing market dynamics and investment trends, particularly with respect to sponsors of defined benefit plans choosing to invest in less risky investments and the ongoing shift to lower-fee passive services described below, may continue to reduce interest in some of the investment products we offer, and/or clients and prospects may continue to seek investment products that we may not currently offer. Loss of, or decreases in, AUM reduces our investment advisory and services fees and revenues.

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

•
Investing Trends. Our fee rates vary significantly among the various investment products and services we offer to our clients. For example, we generally earn higher fees from assets invested in our actively-managed equity services than in our actively-managed fixed income services or passive services. Also, we often earn higher fees from global and international services than we do from U.S. services (see “Net Revenues” in Item 7 for additional information regarding our fee rates). If our clients continue to invest in actively-managed fixed income services and/or passive services, which generally have lower fees, instead of actively-managed equity services, which generally have higher fees, our investment advisory and services fees and revenues will decline.

•
Service Changes. We may be required to reduce our fee levels, restructure the fees we charge and/or adjust the services we offer to our clients because of, among other things, regulatory initiatives (whether industry-wide or specifically targeted), changing technology in the asset management business (including algorithmic strategies and emerging financial technology), court decisions and competitive considerations. A reduction in fees would reduce our revenues.

A decrease in the value of our AUM, or a decrease in the amount of AUM we manage, or an adverse mix shift in our AUM, would adversely affect our investment advisory and services fees and revenues. A reduction in revenues, without a commensurate reduction in expenses, adversely affects our results of operations.

The industry-wide shift from actively-managed investment services to passive services has adversely affected our investment advisory and services fees, revenues and results of operations, and this trend may continue.
Our competitive environment has become increasingly difficult over the past decade, as active managers have, on average, consistently underperformed passive services, which invest based on market indices rather than individual security selection. This collective experience on the part of investors has obscured the strong performance of individual active managers and resulted in significant outflows from actively-managed services and corresponding significant inflows into passive services. In respect of U.S. mutual funds, for example, passive inflows continued to accelerate throughout 2016 and totaled an all-time high of $473 billion for the year -- the 5th consecutive record year for inflows to passive products. During that same period, U.S. actively-managed long-term funds experienced net outflows of $252 billion, a second consecutive record outflow year. In this environment, organic growth through positive net inflows is difficult to achieve for active managers, such as AB, and requires taking market share from other active managers.
The significant shift from active services to passive services adversely affects Bernstein Research Services revenues as well. Global market volumes have declined in recent years, and we expect this to continue, fueled by the steady rise in active equity outflows and passive equity inflows. Global and U.S. active equities have experienced net outflows for nine of the past 10 calendar years, and outflows have accelerated in the past three years, primarily due to the increase in passive investing. As a result, portfolio turnover has decreased and investors hold fewer shares that are actively traded by managers.
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

Moody’s Investors Service, Inc. ("Moody's") affirmed AB’s long-term and short-term credit ratings in 2016, while Standard & Poor's Rating Service ("S&P") downgraded AB's long-term rating from A+ to A. After the downgrade, S&P's rating (A/A1) aligns with Moody's rating (A2/P1) of AB. Both S&P and Moody's indicated a stable outlook in 2016.  Future changes in our credit ratings are possible and any downgrade to our ratings is likely to increase our borrowing costs and limit our access to the capital markets. If this occurs, we may be forced to incur unanticipated costs or revise our strategic plans, which could have a material adverse effect on our financial condition, results of operations and business prospects.

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

Similarly, the selling and distribution agreements with securities firms, brokers, banks and other financial intermediaries (including our agreement with HSBC, with respect to which HSBC was responsible for approximately 12% of our open-end AB Fund sales in 2016) are terminable by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of fund shares. These intermediaries generally offer their clients investment products that compete with our products. In addition, certain institutional investors rely on consultants to advise them about choosing an investment adviser and some of our services may not be considered among the best choices by these consultants. As a result, investment consultants may advise their clients to move their assets invested with us to other investment advisers, which could result in significant net outflows.

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

Our business depends on our ability to attract, motivate and retain highly skilled, and often highly specialized, technical, investment, managerial and executive personnel and there is no assurance that we will be able to do so.

The market for these professionals is extremely competitive and is characterized by their frequent movement among different firms. Also, they often maintain strong, personal relationships with investors in our products and other members of the business community so their departure may cause us to lose client accounts or result in fewer opportunities to win new business, either of which factors could have a material adverse effect on our results of operations and business prospects.

Additionally, a decline in revenues may limit our ability to pay our employees at competitive levels, and maintaining (or increasing) compensation without a revenue increase, in order to retain key personnel, may adversely affect our adjusted operating margin. As a result, we remain vigilant about aligning our cost structure (including headcount) with our revenue base. For additional information regarding our compensation practices, see "Compensation Discussion and Analysis" in Item 11.

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

We are eligible to earn performance-based fees on 7.0%, 4.2% and 0.9% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.5% of our AUM). If the percentage of our AUM subject to performance-based fees grows, seasonality and volatility of revenue and earnings are likely to become more significant. Our performance-based fees in 2016, 2015 and 2014 were $32.8 million, $23.7 million and $53.2 million, respectively.

An impairment of goodwill may occur.

Determining whether an impairment of the goodwill asset exists requires management to exercise a substantial amount of judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and/or market conditions deteriorate, or if we experience significant net redemptions, our AUM, revenues, profitability and unit price will continue to be adversely affected. Although the price of an AB Holding Unit is just one factor in the calculation of fair value, if AB Holding Unit price levels decline significantly, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. In addition, control premiums, industry earnings multiples and discount rates are impacted by economic conditions. As a result, subsequent impairment tests may occur more frequently and be based on more negative assumptions and future cash flow projections, and may result in an impairment of goodwill. An impairment may result in a material charge to our earnings. For additional information about our impairment testing, see Item 7.

We may engage in strategic transactions that could pose risks.

As part of our business strategy, we consider potential strategic transactions, including acquisitions, dispositions, mergers, consolidations, joint ventures and similar transactions, some of which may be material. These transactions, if undertaken, may involve a number of risks and present financial, managerial and operational challenges, including:

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

Although significant portions of our net revenues and expenses, as well as our AUM, presently are denominated in U.S. dollars, we have subsidiaries and clients outside of the United States with functional currencies other than the U.S. dollar. Weakening of these currencies relative to the U.S. dollar adversely affects the value in U.S. dollar terms of our revenues and our AUM denominated in these other currencies. Accordingly, fluctuations in U.S. dollar exchange rates affect our AUM, revenues and reported financial results from one period to the next.

We may not be successful in our efforts to hedge our exposure to such fluctuations, which could negatively impact our revenues and reported financial results.

Our seed capital investments are subject to market risk. While we enter into various futures, forwards, swap and option contracts to economically hedge many of these investments, we also may be exposed to market risk and credit-related losses in the event of non-performance by counterparties to these derivative instruments.

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

We use various derivative instruments, including futures, forwards, swap and option contracts, in conjunction with our seed hedging program.  While in most cases broad market risks are hedged, our hedges are imperfect and some market risk remains. In addition, our use of derivatives results in counterparty risk (i.e., the risk that we may be exposed to credit-related losses in the event of non-performance by counterparties to these derivative instruments), regulatory risk (e.g., short selling restrictions) and cash/synthetic basis risk (i.e., the risk that the underlying positions do not move identically to the related derivative instruments).

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

In addition, the failure or inability of any of our broker-dealer's significant counterparties to perform could expose us to substantial expenditures and adversely affect our revenues. For example, SCB LLC, as a member of clearing and settlement exchanges, would be required to settle open trades of any non-performing counterparty. This exposes us to the mark-to-market adjustment on the trades between trade date and settlement date, which could be significant, especially during periods of severe market volatility. Lastly, our ability to access liquidity in such situations may be limited by what our funding relationships are able to offer us at such times.

The individuals, third-party vendors or issuers on whom we rely to perform services for us or our clients may be unable or unwilling to honor their contractual obligations to us.

We rely on various counterparties and other third-party vendors to augment our existing investment, operational, financial and technological capabilities, but the use of a third-party vendor does not diminish AB's responsibility to ensure that client and regulatory obligations are met. Default rates, credit downgrades and disputes with counterparties as to the valuation of collateral increase significantly in times of market stress. Disruptions in the financial markets and other economic challenges may cause our counterparties and other third-party vendors to experience significant cash flow problems or even render them insolvent, which may expose us to significant costs and impair our ability to conduct business.

Weaknesses or failures within a third-party vendor's internal processes or systems, or inadequate business continuity plans, can materially disrupt our business operations. Also, third-party vendors may lack the necessary infrastructure or resources to effectively safeguard our confidential data. If we are unable to effectively manage the risks associated with such third-party relationships, we may suffer fines, disciplinary action and reputational damage.

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

We use quantitative models in a variety of our investment services, generally in combination with fundamental research. These models are developed by senior quantitative professionals and typically are implemented by IT professionals. Our Model Risk Oversight Committee oversees the model governance framework and associated model review activities, which are then executed by our Model Risk Team. However, due to the complexity and large data dependency of such models, it is possible that errors in the models could exist and our controls could fail to detect such errors. Failure to detect errors could result in client losses and reputational damage.

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

Our operations require experienced, professional staff. Loss of a substantial number of such persons or an inability to provide properly equipped places for them to work may, by disrupting our operations, adversely affect our financial condition, results of operations and business prospects. In addition, our property and business interruption insurance may not be adequate to compensate us for all losses, failures or breaches that may occur.

Technology failures and disruptions, including failures to properly safeguard confidential information, can significantly constrain our operations and result in significant time and expense to remediate, which could result in a material adverse effect on our results of operations and business prospects.

We are highly dependent on software and related technologies throughout our business, including both proprietary systems and those provided by third-party vendors. We use our technology to, among other things, obtain securities pricing information, process client transactions, store and maintain data, and provide reports and other services to our clients. Despite our protective measures, including measures designed to effectively secure information through system security technology and established and tested business continuity plans, we may still experience system delays and interruptions as a result of natural disasters, hardware failures, software defects, power outages, acts of war and third-party failures. We cannot predict with certainty all of the adverse effects that could result from our failure, or the failure of a third party, to efficiently address and resolve these delays and interruptions. These adverse effects could include the inability to perform critical business functions or failure to comply with financial reporting and other regulatory requirements, which could lead to loss of client confidence, reputational damage, exposure to disciplinary action and liability to our clients.

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

Also, we could be subject to losses if we fail to properly safeguard sensitive and confidential information. As part of our normal operations, we maintain and transmit confidential information about our clients as well as proprietary information relating to our business operations. Although we take protective measures, our systems still could be vulnerable to cyber attack or other forms of unauthorized access (including computer viruses) that have a security impact, such as an authorized employee or vendor inadvertently or intentionally causing us to release confidential or proprietary information. Such disclosure could, among other things, allow competitors access to our proprietary business information and require significant time and expense to investigate and remediate the breach. Moreover, loss of confidential client information could harm our reputation and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenues.

Any significant security breach of our information and cyber security infrastructure may significantly harm our operations and reputation.
It is critical that we ensure the continuity and effectiveness of our information and cyber security infrastructure, policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them and contracted third-party systems. Although we take protective measures, including measures to effectively secure information through system security technology, our technology systems may still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an external attack by one or more cyber criminals (including phishing attacks attempting to obtain confidential information and ransomware attacks attempting to block access to a computer system until a sum of money is paid), which could materially harm our operations and reputation. Additionally, while we take precautions to password protect and encrypt our laptops and sensitive information on our other mobile electronic devices, if such devices are stolen, misplaced or left unattended, they may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us.
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

In recent years, global regulators have substantially increased their oversight of financial services. Some of the newly-adopted and proposed regulations are focused on investment management services. Others, while more broadly focused, nonetheless impact our business. Moreover, the adoption of new laws, regulations or standards and changes in the interpretation or enforcement of existing laws, regulations or standards have directly affected, and will continue to affect, our business, including making our efforts to comply more expensive and time-consuming.

For example, the Financial Supervisory Commission in Taiwan (“FSC”) implemented, as of January 1, 2015, new limits on the degree to which local investors can own an offshore investment product.  While certain exemptions have been available to us, should we not continue to qualify, the FSC’s rules could force some of our local resident investors to redeem their investments in our funds sold in Taiwan (and/or prevent further sales of those funds in Taiwan), some of which funds have local ownership levels substantially above the FSC limits. This could lead to significant declines in our investment advisory and services fees and revenues earned from these funds.

In addition, currently pending regulations in the U.S. and Europe could pose significant challenges to AB, including a regulation issued by the U.S. Department of Labor ("DOL"), which currently is scheduled to apply to our business in April 2017. If the DOL's fiduciary rule goes into effect, it will impose a heightened fiduciary standard on financial advisors who provide investment advice pertaining to retirement assets, including roll-overs of 401(k) balances and investments in individual retirement accounts. Implementation of the DOL's rule may impact how we compensate our financial advisors and the financial intermediaries that sell our investment funds, as well as increase the cost and complexity of our compliance efforts.

In Europe, the second installment of the Markets in Financial Instruments Directive II (“MiFID II”), enactment of which has been delayed until January 1, 2018, makes significant modifications to the manner in which European broker-dealers can be compensated for research. These modifications are recognized in the industry as having the potential to significantly decrease the overall research spend by European buy-side firms. Consequently, our U.K.-based broker-dealer is considering new charging mechanisms for its research in order to minimize this impact as part of its broader MiFID II implementation program.

Also, MiFID II will permit buy-side firms to purchase research through the use of client-funded research payment accounts and the language of the Delegated Act under MiFID II appears to permit the funding of these accounts in a manner that would permit the continued use of traditional commission sharing agreements, which would significantly reduce the financial impact on buy-side and sell-side firms of the MiFID II prohibition on inducements. However, significant operational changes will be required to implement the rule. The ultimate impact of MiFID II on payments for research currently is uncertain.

Lastly, it also is uncertain how regulatory trends will evolve under the current U.S. President's administration and after national elections are held in certain nations abroad during 2017, including France and Germany. In June 2016, a narrow majority of voters in a U.K. referendum voted to exit the European Union (“Brexit”), but it remains unclear exactly how the U.K.’s status in relation to the European Union ("EU") will change when it ultimately leaves. Ongoing changes in the EU’s regulatory framework applicable to our business, including Brexit and any other changes in the composition of the EU’s member states, may add further complexity to our global risks and operations.

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

We compete on the basis of a number of factors, including our investment performance for our clients, our array of investment services, innovation, reputation and price. By having a global presence, we often face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to expand. Furthermore, if we are unable to maintain and/or continue to improve our investment performance, our client flows may be adversely affected, which may make it more difficult for us to compete effectively.

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

If, pursuant to the Bipartisan Budget Act of 2015 ("2015 Act"), any audit by the Internal Revenue Service ("IRS") of our income tax returns for any fiscal year beginning after December 31, 2017 results in any adjustments, the IRS may collect any resulting taxes, including any applicable penalties and interest, directly from us, in which case our net income and the cash available for quarterly Unitholder distributions may be substantially reduced.

Although the IRS, under current law, generally determines tax adjustments at the partnership level when it audits the income tax return of a partnership, the IRS is required to collect any additional taxes, interest and penalties from the partnership's individual partners. The 2015 Act modifies this procedure for fiscal years beginning after December 31, 2017.

Generally, we will have the ability to collect tax liability from our Unitholders in accordance with their percentage interests during the year under audit, but there can be no assurance that we will elect to do so or be able to do so under all circumstances.  If we do not collect such tax liability from our Unitholders in accordance with their percentage interests in the tax year under audit, our net income and the available cash for quarterly distributions to current Unitholders may be substantially reduced. Accordingly, our current Unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such Unitholders did not own Units during the tax year under audit.

Further guidance from the IRS is expected, which may significantly impact the application of these rules.

Item 1B.    Unresolved Staff Comments

Neither AB nor AB Holding has unresolved comments from the staff of the SEC to report.

Item 2.    Properties

Our principal executive offices located at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease expiring in 2024. At this location, we currently lease 992,043 square feet of space, within which we currently occupy approximately 600,060 square feet of space and have sub-let approximately 391,983 square feet of space. We also lease space at two other locations in New York City; we acquired one of these leases in connection with the WPS Acquisition.

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

In addition, we lease space in 19 other cities in the United States.

Our subsidiaries lease space in 27 cities outside the United States, the most significant of which are in London, England, under a lease expiring in 2022, and in Tokyo, Japan, under a lease expiring in 2018. In London, we currently lease 65,488 square feet of space, within which we currently occupy approximately 54,746 square feet of space and have sub-let approximately 10,742 square feet of space. In Tokyo, we currently lease and occupy approximately 34,615 square feet of space.

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

During the first quarter of 2012, we received a legal letter of claim (“Letter of Claim”) sent on behalf of Philips Pension Trustees Limited and Philips Electronics U.K. Limited (“Philips”), a former pension fund client, alleging that AllianceBernstein Limited (one of our subsidiaries organized in the U.K.) was negligent and failed to meet certain applicable standards of care with respect to the initial investment in, and management of, a £500 million portfolio of U.S. mortgage-backed securities. Philips alleged damages ranging between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. On January 2, 2014, Philips filed a claim form in the High Court of Justice in London, England, which formally commenced litigation with respect to the allegations in the Letter of Claim.

By agreement dated November 28, 2016, the terms of which are confidential, this matter was settled. Our contribution to the settlement amount was paid by our relevant insurance carriers.

In addition to the matter discussed immediately above, we may be involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which may allege significant damages.

In management’s opinion, an adequate accrual has been made as of December 31, 2016 to provide for any probable losses regarding any litigation matters for which we can reasonably estimate an amount of loss. It is reasonably possible that we could incur additional losses pertaining to these matters, but currently we cannot estimate any such additional losses.

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

The distributions of Available Cash Flow made by AB and AB Holding during 2016 and 2015 and the high and low sale prices of AB Holding Units reflected on the NYSE composite transaction tape during 2016 and 2015 are as follows:

	Quarters Ended 2016
	December 31	September 30	June 30	March 31	Total
Cash distributions per AB Unit(1)	$0.73	$0.51	$0.46	$0.45	$2.15
Cash distributions per AB Holding Unit(1)	$0.67	$0.45	$0.40	$0.40	$1.92
AB Holding Unit prices:
High	$24.10	$24.69	$24.65	$23.98
Low	$20.75	$21.29	$21.49	$16.11

	Quarters Ended 2015
	December 31	September 30	June 30	March 31	Total
Cash distributions per AB Unit(1)	$0.56	$0.50	$0.54	$0.51	$2.11
Cash distributions per AB Holding Unit(1)	$0.50	$0.43	$0.48	$0.45	$1.86
AB Holding Unit prices:
High	$27.70	$30.07	$32.74	$31.00
Low	$21.23	$22.00	$28.79	$24.04
______________________________________________________________________________________________________________________

(1)	Declared and paid during the following quarter.

On December 31, 2016, the closing price of an AB Holding Unit on the NYSE was $23.45 per Unit and there were 911 AB Holding Unitholders of record for approximately 76,000 beneficial owners. On December 31, 2016, there were 394 AB Unitholders of record, and we do not believe there are substantial additional beneficial owners.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not engage in any unregistered sales of our securities during the years ended December 31, 2016, 2015 and 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Each quarter since the third quarter of 2011, AB has implemented plans to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Exchange Act. The plan adopted during the fourth quarter of 2016 expired at the close of business on February 10, 2017.  AB may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB

Holding Units to help fund anticipated obligations under the firm’s incentive compensation award program and for other corporate purposes. For additional information about Rule 10b5-1 plans, see “Units Outstanding” in Item 7.

AB Holding Units bought by us or one of our affiliates during the fourth quarter of 2016 are as follows:

Issuer Purchases of Equity Securities

	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
Period
10/1/16-10/31/16(1)(2)	520,702	$22.14	—	—
11/1/16-11/30/16(2)	737,700	22.49	—	—
12/1/16-12/31/16(1)(2)	3,451,884	22.95	—	—
Total	4,710,286	$22.79	—	—
________________________________________________________________________________________________________________________

(1)
During the fourth quarter of 2016, we purchased 2,548,730 AB Holding Units from employees to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(2)
During the fourth quarter of 2016, we purchased 2,161,556 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

AB Units bought by us or one of our affiliates during the fourth quarter of 2016 are as follows:

Issuer Purchases of Equity Securities

	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
Period
10/1/16-10/31/16	—	$—	—	—
11/1/16-11/30/16	—	—	—	—
12/1/16-12/31/16(1)	660	23.15	—	—
Total	660	$23.15	—	—
________________________________________________________________________________________________________________________

(1)	During December 2016, we purchased 660 AB Units in private transactions.

Item 6.    Selected Financial Data

AllianceBernstein Holding L.P.

	Years Ended December 31,
	2016	2015(1)	2014(1)	2013(1)	2012(1)
	(in thousands, except per unit amounts)
INCOME STATEMENT DATA:
Equity in net income (loss) attributable to AB Unitholders	$239,389	$210,084	$200,931	$184,778	$67,565
Income taxes	22,803	24,320	22,463	20,410	19,722
Net income (loss)	$216,586	$185,764	$178,468	$164,368	$47,843
Basic net income (loss) per unit	$2.24	$1.87	$1.84	$1.70	$0.47
Diluted net income (loss) per unit	$2.23	$1.86	$1.84	$1.70	$0.47
CASH DISTRIBUTIONS PER UNIT(2)	$1.92	$1.86	$1.86	$1.79	$1.23
BALANCE SHEET DATA AT PERIOD END:
Total assets	$1,540,508	$1,576,120	$1,616,461	$1,524,569	$1,558,542
Partners’ capital	$1,539,889	$1,575,846	$1,616,079	$1,523,793	$1,552,131
________________________

(1)	Certain prior-year amounts have been revised; see Note 2 to AB Holding's financial statements in Item 8 for a discussion of the revision.

(2)
AB Holding is required to distribute all of its Available Cash Flow, as defined in the AB Holding Partnership Agreement, to its Unitholders; 2016, 2015, 2014 and 2013 distributions reflect the impact of AB’s non-GAAP adjustments. As of the third quarter of 2012, available cash flow is the adjusted diluted net income per unit for the quarter multiplied by the number of units outstanding at the end of the quarter.

AllianceBernstein L.P.

Selected Consolidated Financial Data

	Years Ended December 31,
	2016	2015(1)	2014(1)	2013(1)	2012(1)
	(in thousands, except per unit amounts and unless otherwise indicated)
INCOME STATEMENT DATA:
Revenues:
Investment advisory and services fees	$1,993,471	$1,973,837	$1,958,250	$1,849,105	$1,764,475
Bernstein research services	479,875	493,463	482,538	445,083	413,707
Distribution revenues	384,405	427,156	444,970	465,424	409,488
Dividend and interest income	36,702	24,872	22,322	19,962	21,286
Investment gains (losses)	93,353	3,551	(9,076)	33,339	29,202
Other revenues	110,096	101,169	108,788	105,058	101,801
Total revenues	3,037,902	3,024,048	3,007,792	2,917,971	2,739,959
Less: interest expense	9,123	3,321	2,426	2,924	3,222
Net revenues	3,028,779	3,020,727	3,005,366	2,915,047	2,736,737

Expenses:
Employee compensation and benefits:
Employee compensation and benefits	1,229,721	1,267,926	1,265,664	1,212,011	1,168,645
Promotion and servicing:
Distribution-related payments	371,607	393,033	413,054	426,824	370,865
Amortization of deferred sales commissions	41,066	49,145	41,508	41,279	40,262
Trade execution, marketing, T&E and other	208,538	223,415	224,576	204,568	198,416
General and administrative:
General and administrative	426,147	431,635	426,960	423,043	507,682
Real estate charges	17,704	998	52	28,424	223,038
Contingent payment arrangements	(20,245)	(5,441)	(2,782)	(10,174)	682
Interest on borrowings	4,765	3,119	2,797	2,962	3,429
Amortization of intangible assets	26,311	25,798	24,916	21,859	21,353
Total expenses	2,305,614	2,389,628	2,396,745	2,350,796	2,534,372
Operating income	723,165	631,099	608,621	564,251	202,365
Income taxes	28,319	44,797	44,304	40,113	22,407
Net income	694,846	586,302	564,317	524,138	179,958
Net income (loss) of consolidated entities attributable to non-controlling interests	21,488	6,375	456	9,746	(315)
Net income attributable to AB Unitholders	$673,358	$579,927	$563,861	$514,392	$180,273
Basic net income per AB Unit	$2.48	$2.11	$2.07	$1.88	$0.64
Diluted net income per AB Unit	$2.47	$2.10	$2.07	$1.87	$0.64
Operating margin(2)	23.2%	20.7%	20.2%	19.0%	7.4%
CASH DISTRIBUTIONS PER AB UNIT(3)	$2.15	$2.11	$2.08	$1.97	$1.36
BALANCE SHEET DATA AT PERIOD END:

Total assets	$8,740,448	$7,433,721	$7,375,621	$7,383,899	$8,112,458
Debt	$512,970	$581,700	$486,156	$266,445	$320,571
Total capital	$4,068,189	$4,017,221	$4,084,840	$4,045,227	$3,782,054
ASSETS UNDER MANAGEMENT AT PERIOD END (in millions)	$480,201	$467,440	$474,027	$450,411	$430,017

(1)	Certain prior-year amounts have been revised; see Note 2 to AB's financial statements in Item 8 for a discussion of the revision.

(2)	Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.
(3) AB is required to distribute all of its Available Cash Flow, as defined in the AB Partnership Agreement, to its Unitholders and the General Partner. As of the third quarter of 2012, available cash flow is the adjusted diluted net income per unit for the quarter multiplied by the number of units outstanding at the end of the quarter.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Percentage change figures are calculated using assets under management rounded to the nearest million and financial statement amounts rounded to the nearest thousand.

Executive Overview
Our total assets under management (“AUM”) as of December 31, 2016 were $480.2 billion, up $12.8 billion, or 2.7%, during 2016. The increase was driven by market appreciation of $23.1 billion, offset by net outflows of $9.8 billion (Institutional outflows of $5.4 billion and Retail outflows of $4.8 billion, offset by Private Wealth Management inflows of $0.4 billion).
Institutional AUM increased $3.1 billion, or 1.3%, to $239.3 billion during 2016, primarily due to market appreciation of $9.0 billion, offset by net outflows of $5.4 billion. Gross sales decreased $9.1 billion, or 29.8%, from $30.7 billion in 2015 to $21.6 billion in 2016. Redemptions and terminations decreased $0.7 billion, or 4.1%, from $16.4 billion in 2015 to $15.7 billion in 2016.
Retail AUM increased $5.8 billion, or 3.8%, to $160.2 billion during 2016, primarily due to market appreciation of $10.5 billion, offset by net outflows of $4.8 billion. Gross sales increased $5.4 billion, or 15.1%, from $35.8 billion in 2015 to $41.2 billion in 2016. Redemptions and terminations increased $4.8 billion, or 13.3%, from $36.0 billion in 2015 to $40.8 billion in 2016.
Private Wealth Management AUM increased $3.9 billion, or 5.1%, to $80.7 billion during 2016, primarily due to market appreciation of $3.6 billion and net inflows of $0.4 billion. Gross sales increased $1.3 billion, or 14.0%, from $8.9 billion in 2015 to $10.2 billion in 2016. Redemptions and terminations increased $0.3 billion, or 3.9%, from $9.0 billion in 2015 to $9.3 billion in 2016.
Bernstein Research Services revenue decreased $13.6 million, or 2.8%, in 2016. The decrease primarily was the result of lower market values and volumes in Europe and Asia and the discontinuation of our Equity Capital Market services.
Our 2016 revenues of $3.0 billion were flat compared to the prior year as a result of an $89.8 million increase in investment gains, an $8.9 million increase in other revenues, a $9.0 million increase in performance-based fees and a $6.0 million increase in net dividend and interest income, offset by a $49.4 million decrease in base advisory fees, a $42.8 million decrease in distribution revenues and a $13.6 million decrease in Bernstein Research Services revenue. Our operating expenses of $2.3 billion decreased $84.0 million, or 3.5%, compared to the prior year primarily due to a $44.4 million decrease in promotion and servicing expenses, a $38.2 decrease in employee compensation and benefits expenses, a $14.8 million increase in change in estimates for contingent payment arrangements and a $5.5 million decrease in other general and administrative expenses, partially offset by higher real estate charges of $16.7 million. Our operating income increased $92.1 million, or 14.6%, to $723.2 million from $631.1 million in 2015 and our operating margin increased from 20.7% in 2015 to 23.2% in 2016.
Market Environment
Uncertainties were prevalent during 2016, as global markets reacted to issues that included Great Britain’s vote to exit the European Union, increased regulatory scrutiny in the U.S. and abroad, a mixed outlook for global economic growth, foreign exchange rates and interest rates, negative fixed income performance, and the contentious U.S. Presidential election process. Although U.S. markets rallied following the outcome of the U.S. election and a fourth-quarter U.S. interest rate increase, and related commentary from the Federal Reserve, provided some clarity as to the direction of rates, many issues remain a concern for global investors. Also, active managers continue to struggle to outperform relative to passive, where asset growth and popularity remain undeterred.

AB Holding

AB Holding’s principal source of income and cash flow is attributable to its investment in AB Units. The AB Holding financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AB.

Results of Operations

	Years Ended December 31,			% Change
	2016	2015(1)	2014(1)	2016-15	2015-14
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$673,358	$579,927	$563,861	16.1%	2.8%
Weighted average equity ownership interest	35.6%	36.2%	35.6%
Equity in net income attributable to AB Unitholders	$239,389	$210,084	$200,931	13.9	4.6
Income taxes	22,803	24,320	22,463	(6.2)	8.3
Net income of AB Holding	$216,586	$185,764	$178,468	16.6	4.1
Diluted net income per AB Holding Unit	$2.23	$1.86	$1.84	19.9	1.1
Distributions per AB Holding Unit (1)	$1.92	$1.86	$1.86	3.2	—
________________________

(1)	Certain prior-year amounts have been revised; see Note 2 to AB Holding's financial statements in Item 8 for a discussion of the revision.

(2)	Distributions reflect the impact of AB’s non-GAAP adjustments.

During the third quarter of 2016, AB identified an error that had been impacting the calculation of its tax provision since 2010. As a result of this error, which impacted our equity in net income attributable to AB Unitholders, management revised previously issued AB and AB Holding financial statements. See Note 2 to AB Holding's financial statements in Item 8 for further discussion.

AB Holding had net income of $216.6 million in 2016 as compared to $185.8 million in 2015. The increase reflects higher net income attributable to AB Unitholders, offset by a lower weighted average equity ownership percentage. AB Holding had net income of $185.8 million in 2015 as compared to $178.5 million in 2014. The increase reflected higher net income attributable to AB Unitholders and a higher weighted average equity ownership interest.

AB Holding's partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 9.5% in 2016, 11.6% in 2015 and 11.2% in 2014. See Note 6 to AB Holding’s financial statements in Item 8 for a further description.

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

The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit are as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands, except per unit amounts)
AB non-GAAP adjustments, before taxes	$(77,275)	$(6,083)	$(665)
Income tax benefit on non-GAAP adjustments	5,332	432	610
Income tax credit on AB's income tax provision	(21,572)	—	—
AB non-GAAP adjustments, after taxes	(93,515)	(5,651)	(55)
AB Holding’s weighted average equity ownership interest in AB	35.6%	36.2%	35.6%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$(33,246)	$(2,047)	$(19)

Net income - diluted, GAAP basis	$217,464	$187,147	$179,986
Impact on AB Holding’s net income of AB non-GAAP adjustments	(33,246)	(2,047)	(19)
Adjusted net income - diluted	$184,218	$185,100	$179,967

Diluted net income per AB Holding Unit, GAAP basis	$2.23	$1.86	$1.84
Impact of AB non-GAAP adjustments	(0.34)	(0.02)	—
Adjusted diluted net income per AB Holding Unit	$1.89	$1.84	$1.84

The degree to which AB’s non-GAAP adjustments impact AB Holding’s net income fluctuates based on AB Holding's ownership percentage in AB. The income tax credit on AB's income tax provision reflects a fourth quarter 2016 change in estimate made by AB to its income tax liability relating to the third quarter 2016 revision to income taxes ($13.3 million) and a reversal of a deferred tax liability relating to foreign translation adjustments ($8.2 million).

Proposed Tax Legislation

For a discussion of proposed tax legislation, see “Risk Factors - Structure-related Risks” in Item 1A.

Capital Resources and Liquidity

During the year ended December 31, 2016, net cash provided by operating activities was $169.5 million, compared to $192.8 million during the corresponding 2015 period. The decrease primarily resulted from lower cash distributions received from AB of $25.1 million. During the year ended December 31, 2015, net cash provided by operating activities was $192.8 million, compared to $180.9 million during the corresponding 2014 period. The increase primarily resulted from higher cash distributions received from AB of $13.1 million.

During the years ended December 31, 2016, 2015 and 2014, net cash used in investing activities was $6.1 million, $9.2 million and $19.0 million, respectively, reflecting investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

During the year ended December 31, 2016, net cash used in financing activities was $163.4 million, compared to $183.6 million during the corresponding 2015 period. The decrease was due to lower cash distributions to Unitholders of $22.6 million, offset by lower proceeds from exercises of compensatory options to buy AB Holding Units of $3.1 million. During the year ended December 31, 2015, net cash used in financing activities was $183.6 million, compared to $162.0 million during the corresponding 2014 period. The increase was due to lower proceeds from exercises of compensatory options to buy AB Holding Units of $9.7 million and higher cash distributions to Unitholders of $9.6 million.

Management believes that AB Holding will have the resources it needs to meet its financial obligations as a result of the cash flow AB Holding realizes from its investment in AB.

Cash Distributions

AB Holding is required to distribute all of its Available Cash Flow, as defined in the AB Holding Partnership Agreement, to its Unitholders (including the General Partner). Available Cash Flow typically is the adjusted diluted net income per unit for the quarter multiplied by the number of units outstanding at the end of the quarter. Management anticipates that Available Cash Flow will continue to be based on adjusted diluted net income per unit, unless management determines, with concurrence of the Board of Directors, that one or more of the non-GAAP adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation. See Note 2 to AB Holding’s financial statements in Item 8 for a description of Available Cash Flow.

Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 7 to AB Holding’s financial statements in Item 8.

AB

Assets Under Management
Assets under management by distribution channel are as follows:

	As of December 31,			% Change
	2016	2015	2014	2016-15	2015-14
	(in billions)
Institutions	$239.3	$236.2	$237.0	1.3%	(0.4)%
Retail	160.2	154.4	161.5	3.8	(4.4)
Private Wealth Management	80.7	76.8	75.5	5.1	1.8
Total	$480.2	$467.4	$474.0	2.7	(1.4)
Assets under management by investment service are as follows:

	As of December 31,			% Change
	2016	2015	2014	2016-15	2015-14
	(in billions)
Equity
Actively Managed	$111.9	$110.6	$112.5	1.2%	(1.7)%
Passively Managed (1)	48.1	46.4	50.4	3.6	(8.1)
Total Equity	160.0	157.0	162.9	1.9	(3.7)

Fixed Income
Actively Managed
Taxable	220.9	207.4	219.4	6.5	(5.4)
Tax-exempt	36.9	33.5	31.6	10.2	5.9
	257.8	240.9	251.0	7.0	(4.0)
Passively Managed (1)	11.1	10.0	10.1	11.1	(1.0)
Total Fixed Income	268.9	250.9	261.1	7.2	(3.9)

Other (2)	51.3	59.5	50.0	(13.7)	19.1
Total	$480.2	$467.4	$474.0	2.7	(1.4)

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

Changes in assets under management during 2016 and 2015 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of December 31, 2015	$236.2	$154.4	$76.8	$467.4
Long-term flows:
Sales/new accounts	21.6	41.2	10.2	73.0
Redemptions/terminations	(15.7)	(40.8)	(9.3)	(65.8)
Cash flow/unreinvested dividends	(11.3)	(5.2)	(0.5)	(17.0)
Net long-term (outflows) inflows	(5.4)	(4.8)	0.4	(9.8)
Transfers	—	0.1	(0.1)	—
Acquisition	2.5	—	—	2.5
AUM adjustment(3)	(3.0)	—	—	(3.0)
Market appreciation	9.0	10.5	3.6	23.1
Net change	3.1	5.8	3.9	12.8
Balance as of December 31, 2016	$239.3	$160.2	$80.7	$480.2

Balance as of December 31, 2014	$237.0	$161.5	$75.5	$474.0
Long-term flows:
Sales/new accounts	30.7	35.8	8.9	75.4
Redemptions/terminations	(16.4)	(36.0)	(9.0)	(61.4)
Cash flow/unreinvested dividends	(7.4)	(3.3)	(0.1)	(10.8)
Net long-term inflows (outflows)	6.9	(3.5)	(0.2)	3.2
Transfers	(0.3)	(0.1)	0.4	—
AUM adjustment(4)	0.1	(0.3)	0.2	—
Market (depreciation) appreciation	(7.5)	(3.2)	0.9	(9.8)
Net change	(0.8)	(7.1)	1.3	(6.6)
Balance as of December 31, 2015	$236.2	$154.4	$76.8	$467.4

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)
Balance as of December 31, 2015	$110.6	$46.4	$207.4	$33.5	$10.0	$59.5	$467.4
Long-term flows:
Sales/new accounts	14.4	0.5	45.8	8.5	0.2	3.6	73.0
Redemptions/terminations	(19.3)	(1.0)	(31.0)	(5.0)	(0.6)	(8.9)	(65.8)
Cash flow/unreinvested dividends	(2.7)	(2.0)	(9.1)	(0.2)	1.1	(4.1)	(17.0)
Net long-term (outflows) inflows	(7.6)	(2.5)	5.7	3.3	0.7	(9.4)	(9.8)
Acquisition	—	—	—	—	—	2.5	2.5
AUM adjustment(3)	—	—	—	—	—	(3.0)	(3.0)
Market appreciation	8.9	4.2	7.8	0.1	0.4	1.7	23.1
Net change	1.3	1.7	13.5	3.4	1.1	(8.2)	12.8
Balance as of December 31, 2016	$111.9	$48.1	$220.9	$36.9	$11.1	$51.3	$480.2

Balance as of December 31, 2014	$112.5	$50.4	$219.4	$31.6	$10.1	$50.0	$474.0
Long-term flows:
Sales/new accounts	18.6	0.9	36.2	5.6	0.6	13.5	75.4
Redemptions/terminations	(17.2)	(1.5)	(34.6)	(4.4)	(0.5)	(3.2)	(61.4)
Cash flow/unreinvested dividends	(3.7)	(2.5)	(4.6)	(0.1)	(0.1)	0.2	(10.8)
Net long-term (outflows) inflows	(2.3)	(3.1)	(3.0)	1.1	—	10.5	3.2
AUM adjustment(4)	0.1	—	—	(0.1)	—	—	—
Market appreciation (depreciation)	0.3	(0.9)	(9.0)	0.9	(0.1)	(1.0)	(9.8)
Net change	(1.9)	(4.0)	(12.0)	1.9	(0.1)	9.5	(6.6)
Balance as of December 31, 2015	$110.6	$46.4	$207.4	$33.5	$10.0	$59.5	$467.4

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

(3)
During the second quarter of 2016, we removed $3.0 billion of Customized Retirement Solutions assets from AUM as our asset management services transitioned to consulting services. In addition, we previously made minor adjustments to reported AUM for reporting methodology changes that do not represent inflows or outflows.

(4)	Represents adjustments to reported AUM for reporting methodology changes that do not represent inflows or outflows.

Average assets under management by distribution channel and investment service are as follows:

	Years Ended December 31,			% Change
	2016	2015	2014	2016-15	2015-14
	(in billions)
Distribution Channel:
Institutions	$243.4	$242.9	$234.3	0.2%	3.6%
Retail	157.7	160.6	159.6	(1.8)	0.6
Private Wealth Management	78.9	77.2	73.6	2.2	4.9
Total	$480.0	$480.7	$467.5	(0.1)	2.8

Investment Service:
Equity Actively Managed	$109.4	$113.2	$111.2	(3.3)	1.7
Equity Passively Managed(1)	46.5	49.3	49.6	(5.7)	(0.6)
Fixed Income Actively Managed – Taxable	221.5	217.7	219.5	1.8	(0.8)
Fixed Income Actively Managed – Tax-exempt	36.3	32.6	30.4	11.1	7.2
Fixed Income Passively Managed(1)	11.0	10.1	9.7	8.4	4.1
Other(2)	55.3	57.8	47.1	(4.3)	22.7
Total	$480.0	$480.7	$467.5	(0.1)	2.8

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.
During 2016, our Institutional channel average AUM of $243.4 billion increased $0.5 billion, or 0.2%, compared to 2015, primarily due to our Institutional AUM increasing $3.1 billion, or 1.3%, to $239.3 billion over the last twelve months. The $3.1 billion increase in AUM primarily resulted from market appreciation of $9.0 billion, offset by net outflows of $5.4 billion. During 2015, our Institutional channel average AUM of $242.9 billion increased $8.6 billion, or 3.6%, compared to 2014; however, our Institutional AUM decreased $0.8 billion, or 0.4%, to $236.2 billion for the year ended December 31, 2015. The $0.8 billion decrease in AUM for 2015 primarily resulted from market depreciation of $7.5 billion, which was concentrated in the third quarter of 2015, offset by net inflows of $6.9 billion, consisting of inflows of $9.7 billion in other and $1.7 billion in fixed income, offset by outflows of $4.5 billion in equity services.

During 2016, our Retail channel average AUM of $157.7 billion decreased $2.9 billion, or 1.8%, compared to 2015; however, our Retail channel AUM increased $5.8 billion, or 3.8%, to $160.2 billion over the last twelve months. The $5.8 billion increase in AUM for 2016 primarily resulted from market appreciation of $10.5 billion, offset by net outflows of $4.8 billion. During 2015, our Retail channel average AUM of $160.6 billion increased $1.0 billion, or 0.6%, compared to 2014; however, our Retail channel AUM decreased $7.1 billion, or 4.4%, to $154.4 billion for the year ended December 31, 2015. The $7.1 billion decrease in AUM for 2015 primarily resulted from net outflows of $3.5 billion (primarily in fixed income) and market depreciation of $3.2 billion (market depreciation during the third quarter of 2015 was $8.6 billion).
During 2016, our Private Wealth Management channel average AUM of $78.9 billion increased $1.7 billion, or 2.2%, compared to 2015, primarily due to our Private Wealth Management AUM increasing $3.9 billion, or 5.1%, to $80.7 billion over the last twelve months. The $3.9 billion increase in AUM for 2016 primarily resulted from market appreciation of $3.6 billion and net inflows of $0.4 billion. During 2015, our Private Wealth Management channel average AUM of $77.2 billion increased $3.6 billion, or 4.9%, compared to 2014, primarily as a result of our Private Wealth Management AUM increasing $1.3 billion, or 1.8%, to $76.8 billion for the year ended December 31, 2015. The $1.3 billion increase in AUM for 2015 primarily resulted from $0.9 billion in market appreciation (although $3.2 billion of market depreciation occurred in the third quarter of 2015), offset by net outflows of $0.2 billion.

Absolute investment composite returns, gross of fees, and relative performance as of December 31, 2016 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year	5-Year

Global High Income - Hedged (fixed income)
Absolute return	16.2%	5.1%	8.1%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	0.6	(0.5)	(0.2)
Global Fixed Income - Hedged (fixed income)
Absolute return	3.1	4.4	3.6
Relative return (vs. JPM GLBL BD)	(0.6)	(0.1)	0.2
Global Plus - Hedged (fixed income)
Absolute return	5.9	4.9	4.4
Relative return (vs. Bloomberg Barclays Global Aggregate Index)	2.0	0.8	0.8
Intermediate Municipal Bonds (fixed income)
Absolute return	0.3	2.5	2.1
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.4	0.8	0.6
U.S. Strategic Core Plus (fixed income)
Absolute return	4.7	4.2	3.4
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	2.0	1.2	1.1
Emerging Market Debt (fixed income)
Absolute return	13.9	5.5	5.9
Relative return (vs. JPM EMBI Global/JPM EMBI)	3.7	—	0.5
Emerging Markets Value
Absolute return	15.5	(0.6)	1.3
Relative return (vs. MSCI EM Index)	4.3	2.0	—
Global Strategic Value
Absolute return	9.4	4.3	11.7
Relative return (vs. MSCI ACWI Index)	1.5	1.1	2.4
U.S. Small & Mid Cap Value
Absolute return	26.0	9.7	17.1
Relative return (vs. Russell 2500 Value Index)	0.8	1.5	2.1
U.S. Strategic Value
Absolute return	12.2	5.7	13.8
Relative return (vs. Russell 1000 Value Index)	(5.2)	(2.9)	(1.0)
U.S. Small Cap Growth
Absolute return	7.7	2.3	12.8
Relative return (vs. Russell 2000 Growth Index)	(3.6)	(2.7)	(1.0)
U.S. Large Cap Growth
Absolute return	3.7	10.1	16.7
Relative return (vs. Russell 1000 Growth Index)	(3.4)	1.5	2.2
U.S. Small & Mid Cap Growth
Absolute return	5.6	3.2	12.2
Relative return (vs. Russell 2500 Growth Index)	(4.1)	(2.3)	(1.7)
Concentrated U.S. Growth
Absolute return	7.0	7.6	15.5
Relative return (vs. S&P 500 Index)	(5.0)	(1.3)	0.9

Select U.S. Equity
Absolute return	10.2	8.7	14.8
Relative return (vs. S&P 500 Index)	(1.7)	(0.1)	0.1
Strategic Equities (inception June 30, 2012)
Absolute return	10.0	8.9	N/A
Relative return (vs. Russell 3000 Index)	(2.7)	0.5	N/A
Global Core Equity (inception June 30, 2011)
Absolute return	8.9	3.0	12.4
Relative return (vs. MSCI ACWI Index)	1.0	(0.2)	3.0
Consolidated Results of Operations

	Years Ended December 31,			% Change
	2016	2015	2014	2016-15	2015-14
	(in thousands, except per unit amounts)
Net revenues	$3,028,779	$3,020,727	$3,005,366	0.3%	0.5%
Expenses	2,305,614	2,389,628	2,396,745	(3.5)	(0.3)
Operating income	723,165	631,099	608,621	14.6	3.7
Income taxes	28,319	44,797	44,304	(36.8)	1.1
Net income	694,846	586,302	564,317	18.5	3.9
Net income of consolidated entities attributable to non-controlling interests	21,488	6,375	456	237.1	1,298.0
Net income attributable to AB Unitholders	$673,358	$579,927	$563,861	16.1	2.8
Diluted net income per AB Unit	$2.47	$2.10	$2.07	17.6	1.4
Distributions per AB Unit	$2.15	$2.11	$2.08	1.9	1.4
Operating margin(1)	23.2%	20.7%	20.2%

(1)	Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the year ended December 31, 2016 increased $93.4 million from the year ended December 31, 2015. The increase is primarily due to (in millions):

Higher investment gains	$89.8
Lower employee compensation and benefits	38.2
Lower income taxes	16.5
Lower other promotion and servicing expenses	14.9
Lower estimates for contingent payment arrangements	14.8
Higher performance-based fees	9.0
Lower other general and administrative expenses	5.5
Lower base advisory fees	(49.4)
Higher real estate charges	(16.7)
Higher net income of consolidated entities attributable to non-controlling interests	(15.1)
Lower Bernstein Research Services revenue	(13.6)
Other	(0.5)
$93.4

Net income attributable to AB Unitholders for the year ended December 31, 2015 increased $16.1 million from the year ended December 31, 2014. The increase was primarily due to (in millions):

Higher base advisory fees	$45.1
2015 investment gains compared to 2014 investment losses	12.6
Higher Bernstein Research Services revenues	10.9
Lower performance-based fees	(29.5)
Lower other revenues	(7.6)
Higher net income of consolidated entities attributable to non-controlling interests	(5.9)
Higher general and administrative expenses	(5.6)
Other	(3.9)
$16.1
Revision
During the third quarter of 2016, management determined that the frequency with which we settled our U.S. inter-company payable balances with foreign subsidiaries over the past several years created deemed dividends under Section 956 of the U.S. Internal Revenue Code of 1986, as amended ("Section 956"). In the past, we funded our foreign subsidiaries as they required cash for their operations rather than pre-fund them each quarter, thereby reducing the inter-company balance to zero on a quarterly basis, as required by Section 956. As a result, we have been understating our income tax provision and income tax liability since 2010. In regard to our revision of previously issued financial statements, we recorded a cumulative adjustment to our January 1, 2012 partners' capital account and revised our consolidated statements of financial condition and consolidated statements of income from 2012 through the second quarter of 2016. See Note 2 to our consolidated financial statements contained in Item 8 for further discussion.

Real Estate Charges

During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions, which commenced in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (all of this space has been sublet) and consolidate our New York-based employees into two office locations from three. During the third quarter of 2012, in an effort to further reduce our global real estate footprint, we completed a comprehensive review of our worldwide office locations and began implementing a global space consolidation plan. As a result, we decided to sub-lease approximately 510,000 square feet of office space (all of this space has been sublet), more than 70% of which is New York office space (in addition to the 380,000 square feet space reduction in 2010), with the remainder consisting of office space in England, Australia and various U.S. locations.
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
During 2016, we recorded pre-tax real estate charges of $17.7 million, resulting from new charges of $22.8 million relating to the further consolidation of office space at our New York offices, offset by changes in estimates related to previously recorded real estate charges of $5.1 million, which reflects the shortening of the lease term of our corporate headquarters from 2029 to 2024.
Units Outstanding
Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2016 expired at the close of business on February 10, 2017. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.
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

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net revenues, US GAAP basis	$3,028,779	$3,020,727	$3,005,366
Exclude:
Long-term incentive compensation-related investment losses (gains)	(1,175)	1,903	(2,184)
Long-term incentive compensation-related dividends and interest	(1,647)	(1,938)	(3,083)
90% of consolidated venture capital fund investment (gains)	(11,575)	(7,117)	(1,165)
Distribution-related payments	(371,607)	(393,033)	(413,054)
Amortization of deferred sales commissions	(41,066)	(49,145)	(41,508)
Pass-through fees and expenses	(43,808)	(47,479)	(38,852)
Gain on sale of investment carried at cost	(75,273)	—	—
Impact of consolidated VIEs	(13,314)	—	—
Adjusted net revenues	$2,469,314	$2,523,918	$2,505,520

Operating income, US GAAP basis	$723,165	$631,099	$608,621
Exclude:
Long-term incentive compensation-related items	720	131	210
Gain on sale of investment carried at cost	(75,273)	—	—
Real estate charges	17,704	998	52
Acquisition-related expenses	1,057	—	3,448
Contingent payment arrangements	(21,483)	(7,212)	(4,375)
Sub-total of non-GAAP adjustments	(77,275)	(6,083)	(665)
Less: Net income of consolidated entities attributable to non-controlling interests	21,488	6,375	456
Adjusted operating income	$624,402	$618,641	$607,500

Adjusted operating margin	25.3%	24.5%	24.2%
Adjusted operating income for the year ended December 31, 2016 increased $5.8 million, or 0.9%, from the year ended December 31, 2015, primarily due to lower employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $42.1 million, lower promotion and servicing expenses of $14.1 million, higher performance-based fees of $9.1 million and lower general and administrative expenses of $6.9 million, offset by lower investment advisory base fees of $46.4 million, lower Bernstein Research Services revenue of $13.6 million and higher net distribution expenses of $13.1 million. Adjusted operating income for the year ended December 31, 2015 increased $11.1 million, or 1.8%, from the year ended December 31, 2014, primarily due to higher investment advisory base fees of $36.5 million, higher Bernstein Research Services revenue of $10.9 million and lower investment losses of $10.8 million, offset by lower performance-based fees of $29.5 million, higher employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $10.3 million and lower other revenues of $7.6 million.
Adjusted Net Revenues
Adjusted net revenues exclude investment gains and losses and dividends and interest on employee long-term incentive compensation-related investments. In addition, adjusted net revenues offset distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We believe offsetting net revenues by distribution-related payments is useful for our investors and other users of our financial statements because such presentation appropriately reflects the nature of these costs as pass-through payments to third parties who perform functions on behalf of our sponsored mutual funds and/or shareholders of these funds. We offset amortization of deferred sales commissions against net revenues because such costs, over time, essentially offset our distribution revenues. We also exclude additional pass-through expenses we incur (primarily through our transfer agency) that are reimbursed and recorded as fees in revenues. These fees do not affect operating income, but they do affect our operating margin. As such, we exclude these fees from adjusted net revenues.

In addition, in 2015 we excluded 90% of the investment gains and losses of our consolidated venture capital fund attributable to non-controlling interests. Effective January 1, 2016, as a result of adopting a new accounting standard (see Note 2 to the consolidated financial statements contained in Item 8), we account for our consolidated venture capital fund in the same manner as our other consolidated VIEs. We adjust for the revenue impact of consolidating VIEs by eliminating the consolidated VIEs' revenues and including AB's fees from such VIEs and AB's investment gains and losses on its investments in such VIEs that were eliminated in consolidation. Lastly, in the first quarter of 2016 we excluded a realized gain of $75.3 million resulting from the liquidation of an investment in Jasper Wireless Technologies, Inc. ("Jasper"), which was acquired by Cisco Systems, Inc., because it was not part of our core operating results.
Adjusted Operating Income
Adjusted operating income represents operating income on a US GAAP basis excluding (1) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (2) the gain on the sale of our investment in Jasper, (3) real estate charges, (4) acquisition-related expenses, (5) the net income or loss of consolidated entities attributable to non-controlling interests, (6) adjustments to contingent payment arrangements, and (7) the impact of consolidated VIEs in 2016.
Prior to 2009, a significant portion of employee compensation was in the form of employee long-term incentive compensation awards that were notionally invested in AB investment services and generally vested over a period of four years. AB economically hedged the exposure to market movements by purchasing and holding these investments on its balance sheet. All such investments had vested as of year-end 2012 and the investments have been delivered to the participants, except for those investments with respect to which the participant elected a long-term deferral. Fluctuation in the value of these investments is recorded within investment gains and losses on the income statement and also impacts compensation expense. Management believes it is useful to reflect the offset achieved from economically hedging the market exposure of these investments in the calculation of adjusted operating income and adjusted operating margin. The non-GAAP measures exclude gains and losses and dividends and interest on employee long-term incentive compensation-related investments included in revenues and compensation expense.
A realized gain on the liquidation of our Jasper investment has been excluded due to its non-recurring nature and because it is not part of our core operating results.
Real estate charges have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers.
Acquisition-related expenses have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers.
The recording of changes in estimates of the contingent consideration payable with respect to contingent payment arrangements associated with our acquisitions are not considered part of our core operating results and, accordingly, have been excluded.
In regard to 2015 adjusted operating income, most of the net income or loss of consolidated entities attributable to non-controlling interests relates to the 90% limited partner interests held by third parties in our consolidated venture capital fund. We own a 10% limited partner interest in the fund. US GAAP requires us to consolidate the financial results of the fund because we are the general partner and are deemed to have a controlling interest. However, recognizing 100% of the gains or losses in operating income while only retaining 10% is not reflective of our underlying financial results at the operating income level. As a result, we exclude the 90% limited partner interests we do not own from our adjusted operating income. Effective January 1, 2016, our consolidated venture capital fund is included with other consolidated VIEs. Similarly, net income of joint ventures attributable to non-controlling interests, although not significant, is excluded because it does not reflect the economic interest attributable to AB.

Relating to 2016 adjusted operating income, we adjusted for the operating income impact of consolidating certain VIEs (as a result of the adoption of a new accounting standard; see Note 2 to our consolidated financial statements contained in Item 8) by eliminating the consolidated VIEs' revenues and expenses and including AB's revenues and expenses that were eliminated in consolidation. We also excluded the limited partner interests we do not own.
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

Net Revenues
The components of net revenues are as follows:

	Years Ended December 31,			% Change
	2016	2015	2014	2016-15	2015-14
	(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$403,503	$421,964	$410,139	(4.4)%	2.9%
Performance-based fees	17,394	12,496	22,967	39.2	(45.6)
	420,897	434,460	433,106	(3.1)	0.3
Retail:
Base fees	805,621	847,246	846,418	(4.9)	0.1
Performance-based fees	3,333	8,807	20,559	(62.2)	(57.2)
	808,954	856,053	866,977	(5.5)	(1.3)
Private Wealth Management:
Base fees	691,595	680,881	648,457	1.6	5.0
Performance-based fees	12,025	2,443	9,710	392.2	(74.8)
	703,620	683,324	658,167	3.0	3.8
Total:
Base fees	1,900,719	1,950,091	1,905,014	(2.5)	2.4
Performance-based fees	32,752	23,746	53,236	37.9	(55.4)
	1,933,471	1,973,837	1,958,250	(2.0)	0.8
Bernstein Research Services	479,875	493,463	482,538	(2.8)	2.3
Distribution revenues	384,405	427,156	444,970	(10.0)	(4.0)
Dividend and interest income	36,702	24,872	22,322	47.6	11.4
Investment gains (losses)	93,353	3,551	(9,076)	n/m	n/m
Other revenues	110,096	101,169	108,788	8.8	(7.0)
Total revenues	3,037,902	3,024,048	3,007,792	0.5	0.5
Less: Interest expense	9,123	3,321	2,426	174.7	36.9
Net revenues	$3,028,779	$3,020,727	$3,005,366	0.3	0.5
Investment Advisory and Services Fees
Investment advisory and services fees are the largest component of our revenues. These fees generally are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory and services fees divided by average AUM) generally approximate 50 to 110 basis points for actively-managed equity services, 15 to 60 basis points for actively-managed fixed income services and 5 to 20 basis points for passively-managed services. Average basis points realized for other services range from 5 basis points for certain Institutional asset allocation services to over 100 basis points for certain Retail and Private Wealth Management alternative services. The ranges discussed in this paragraph include all-inclusive fee arrangements (covering investment management, trade execution and other services) for our Private Wealth Management clients.
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
The Valuation Committee, which is composed of senior officers and employees, is responsible for overseeing the pricing and valuation of all investments held in client and AB portfolios. The Valuation Committee has adopted a Statement of Pricing Policies describing principles and policies that apply to pricing and valuing investments held in these portfolios. We also have a Pricing Group, which reports to the Valuation Committee and is responsible for overseeing the pricing process for all investments.
We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 7.0%, 4.2% and 0.9% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.5% of our AUM).
During 2016, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we received a carried interest distribution of $48.7 million. In accordance with our revenue recognition policies, we did not recognize this carried interest distribution as performance fee revenues, instead recording a deferred revenue liability, because the distribution is subject to claw-back provisions. We will recognize the distribution as revenues when the potential claw-back obligation is mathematically remote, which may not occur until at or near termination of the Real Estate Fund. In addition, we have revenue-sharing arrangements whereby certain employees are entitled to a share of carried interest proceeds distributed by certain funds, including the Real Estate Fund. As such, we distributed $24.0 million of these carried interest proceeds to certain Real Estate Fund employees. We have recorded this payment, which, like our carried interest distribution, is subject to claw-back provisions, as an advance to employees and will recognize it as compensation expense in the period in which the applicable revenue is recognized.
Our investment advisory and services fees decreased by $40.4 million, or 2.0%, in 2016, primarily due to a $49.4 million, or 2.5%, decrease in base fees, which primarily resulted from the impact of a shift in product mix from active equity products into active fixed income products that generally have lower fees. However, our performance-based fees increased $9.0 million from the prior year. Our investment advisory and services fees increased $15.6 million, or 0.8%, in 2015, primarily due to a $45.1 million, or 2.4%, increase in base fees, which primarily resulted from a 2.8% increase in average AUM. The increase in base fees was partially offset by a $29.5 million, or 55.4%, decrease in performance-based fees. The decrease in performance-based fees primarily resulted from major equity market declines during 2015.

Institutional investment advisory and services fees decreased $13.6 million, or 3.1%, in 2016, primarily due to an $18.5 million, or 4.4%, decrease in base fees. The decrease in base fees resulted from a shift in product mix from active equities into active fixed income products that generally have lower fees. However, performance-based fees increased $4.9 million from the prior year. Institutional investment advisory and services fees increased $1.4 million, or 0.3%, in 2015, primarily due to an $11.8 million, or 2.9%, increase in base fees, which primarily resulted from a 3.6% increase in average AUM. The increase in base fees was partially offset by a $10.4 million, or 45.6%, decrease in performance-based fees.
Retail investment advisory and services fees decreased $47.1 million, or 5.5%, in 2016, primarily due to a $41.6 million, or 4.9%, decrease in base fees. The decrease in base fees was due to a decrease in average AUM of 1.8% and the impact of a shift in product mix from non-U.S. global fixed income mutual funds, non-U.S. global equity mutual funds and other products to U.S. tax-exempt mutual funds, which generally have lower fees. Additionally, performance-based fees decreased $5.5 million from the prior year. Retail investment advisory and services fees decreased $10.9 million, or 1.3%, in 2015, primarily due to an $11.7 million, or 57.2%, decrease in performance based fees, offset by a $0.8 million, or 0.1%, increase in base fees. Retail average AUM increased 0.6% in 2015.

Private Wealth Management investment advisory and services fees increased $20.3 million, or 3.0%, in 2016, due to an increase in base fees of $10.7 million, or 1.6%, resulting from a 2.2% increase in average AUM and a $9.6 million increase in performance-based fees. Private Wealth Management investment advisory and services fees increased $25.2 million, or 3.8%, in 2015, primarily due to a $32.4 million, or 5.0%, increase in base fees, which primarily resulted from an increase in average billable AUM of 4.7%. The increase in base fees was partially offset by a $7.2 million decrease in performance-based fees.

Bernstein Research Services
Bernstein Research Services revenue consists principally of equity commissions received for providing equity research and brokerage-related services to institutional investors.
Revenues from Bernstein Research Services decreased $13.6 million, or 2.8%, in 2016, as a result of lower market values and volumes in Europe and Asia and the discontinuation of our Equity Capital Market services. Revenue from Bernstein Research Services increased $10.9 million, or 2.3%, in 2015. The increase was the result of growth in the U.S. and Asia, partially offset by a combination of pricing pressure in Europe and weakness in European currencies compared to the U.S. dollar.
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
Distribution revenues decreased $42.8 million, or 10.0%, in 2016, while the corresponding average AUM of these mutual funds decreased 8.0%. Distribution revenues decreased $17.8 million, or 4.0%, in 2015, while the corresponding average AUM of these mutual funds decreased 2.8%.
Dividend and Interest Income and Interest Expense
Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, increased $6.0 million and $1.7 million, respectively, in 2016 and 2015. The increase in 2016 was primarily due to higher mutual fund dividends of $3.4 million and higher broker-dealer interest income (net of interest expense) of $2.1 million.
Investment Gains (Losses)
Investment gains (losses) consist primarily of realized and unrealized investment gains or losses on: (i) employee long-term incentive compensation-related investments, (ii) investments owned by our consolidated venture capital fund, (iii) U.S. Treasury Bills, (iv) market-making in exchange-traded options and equities, (v) seed capital investments, (vi) derivatives and (vii) investments in our consolidated VIEs. Effective January 1, 2016, upon adoption of a new accounting standard (see Note 2 to the consolidated financial statements contained in Item 8), our consolidated private equity fund investments are included with investments in consolidated VIEs. Investment gains (losses) also include realized gains or losses on the sale of seed capital investments classified as available-for-sale securities and equity in earnings of proprietary investments in limited partnership hedge funds that we sponsor and manage.

Investment gains (losses) are as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Long-term incentive compensation-related investments
Realized gains (losses)	$1,463	$3,687	$3,089
Unrealized gains (losses)	(288)	(5,589)	(905)

Consolidated private equity fund investments
Realized gains (losses)
Non-public investments	—	1,983	—
Public securities	—	(5,500)	7,052
Unrealized gains (losses)
Non-public investments	—	1,396	5,065
Public securities	—	10,028	(10,822)

Investments held by consolidated VIEs
Realized gains (losses)	(8,482)	—	—
Unrealized gains (losses)	31,040	—	—

Seed capital investments
Realized gains (losses)
Seed capital	67,778	23,007	22,336
Derivatives	(15,207)	11,448	(18,662)
Unrealized gains (losses)
Seed capital	22,373	(34,830)	(7,421)
Derivatives	(311)	3,724	(615)

Brokerage-related investments
Realized gains (losses)	(5,057)	(5,653)	(9,728)
Unrealized gains (losses)	44	(150)	1,535
	$93,353	$3,551	$(9,076)
During the first quarter of 2016, we sold our investment in Jasper, a company in which we owned a 7.6% equity interest. We expect to receive a total of $85.5 million in cash, subject to final transaction costs and working capital adjustments. During March 2016, the transaction closed and we received $74.8 million in cash, recorded a $10.7 million receivable for the balance retained in escrow for 18 months and recorded an investment gain of $75.3 million.
Other Revenues
Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues increased $8.9 million, or 8.8%, in 2016, primarily due to the recording of other revenues related to our consolidated VIEs in the current year, offset by lower shareholder servicing fees. Other revenues decreased $7.6 million, or 7.0%, in 2015 primarily due to lower shareholder servicing fees and mutual fund reimbursements.

Expenses
The components of expenses are as follows:

	Years Ended December 31,			% Change
	2016	2015	2014	2016-15	2015-14
	(in thousands)
Employee compensation and benefits	$1,229,721	$1,267,926	$1,265,664	(3.0)%	0.2%
Promotion and servicing:
Distribution-related payments	371,607	393,033	413,054	(5.5)	(4.8)
Amortization of deferred sales commissions	41,066	49,145	41,508	(16.4)	18.4
Trade execution, marketing, T&E and other	208,538	223,415	224,576	(6.7)	(0.5)
	621,211	665,593	679,138	(6.7)	(2.0)
General and administrative:
General and administrative	426,147	431,635	426,960	(1.3)	1.1
Real estate charges	17,704	998	52	n/m	n/m
	443,851	432,633	427,012	2.6	1.3
Contingent payment arrangements	(20,245)	(5,441)	(2,782)	272.1	95.6
Interest	4,765	3,119	2,797	52.8	11.5
Amortization of intangible assets	26,311	25,798	24,916	2.0	3.5
Total	$2,305,614	$2,389,628	$2,396,745	(3.5)	(0.3)
Employee Compensation and Benefits
Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).
Compensation expense as a percentage of net revenues was 40.6%, 42.0% and 42.1% for the years ended December 31, 2016, 2015 and 2014, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 7). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 1.1%, 1.3% and 1.2% of adjusted net revenues for 2016, 2015 and 2014, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted net revenues were 48.5%, 48.9% and 49.1%, respectively, for the years ended December 31, 2016, 2015 and 2014.
In 2016, employee compensation and benefits expense decreased $38.2 million, or 3.0%, primarily due to lower incentive compensation of $33.6 million, lower fringes/other of $8.0 million and lower commissions of $6.4 million, partially offset by higher base compensation of $9.8 million reflecting higher severance costs. In 2015, employee compensation and benefits expense increased $2.3 million, or 0.2%, primarily due to higher base compensation of $16.3 million and fringes/other of $6.0 million, offset by lower commissions of $14.0 million and incentive compensation of $6.0 million.

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
Promotion and servicing expenses decreased $44.4 million, or 6.7%, in 2016. The decrease primarily was due to lower distribution-related payments of $21.4 million, lower amortization of deferred sales commissions of $8.1 million, lower travel and entertainment expenses of $6.3 million, lower marketing expenses of $5.1 million and lower transfer fees of $4.8 million. Promotion and servicing expenses decreased $13.5 million, or 2.0%, in 2015. The decrease primarily was the result of lower distribution-related payments of $20.0 million, lower marketing expenses of $3.2 million and lower travel and entertainment expenses of $1.6 million, offset by higher amortization of deferred sales commissions of $7.6 million and higher trade execution and clearing costs of $3.7 million.
General and Administrative
General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 14.7% (14.1% excluding real estate charges), 14.3% and 14.2% for the years ended December 31, 2016, 2015 and 2014, respectively. General and administrative expenses increased $11.2 million, or 2.6%, in 2016, primarily due higher real estate charges of $16.7 million, offset by lower professional fees of $6.3 million. General and administrative expenses increased $5.6 million, or 1.3%, in 2015, primarily due to higher portfolio services expenses of $8.5 million and higher technology expenses of $3.6 million, offset by lower office-related expenses of $3.1 million and lower impact of foreign exchange rates of $2.7 million (the result of current year gains compared to prior year losses).
Contingent Payment Arrangements
Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense relating to these liabilities. The credit to operating expenses of $20.2 million in 2016 reflects changes in estimates of contingent consideration payable of $21.5 million relating to our 2013 and 2010 acquisitions, offset by the accretion expense of $1.3 million. The credit to operating expenses of $5.4 million in 2015 reflects changes in estimate of the contingent consideration payable relating to our 2014 and 2010 acquisitions of $7.2 million recorded in the fourth quarter of 2015, offset by the accretion expense of $1.8 million. The credit to operating expenses of $2.8 million in 2014 reflects the change in estimate of the contingent consideration payable relating to a 2010 acquisition of $4.4 million recorded in the fourth quarter of 2014, offset by the accretion expense of $1.6 million.
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
Income tax expense decreased $16.5 million, or 36.8%, in 2016 compared to 2015 primarily due to a lower effective tax rate in the current year of 3.9% compared to 7.1% in 2015, offset by higher pre-tax income. The significant decrease in our effective tax rate was driven by a fourth quarter 2016 change in estimate made to our income tax liability relating to the third quarter 2016 revision to income taxes ($13.3 million) and a reversal of a deferred tax liability relating to foreign translation adjustments ($8.2 million).
Income tax expense increased $0.5 million, or 1.1%, in 2015 compared to 2014 primarily due to higher pre-tax income, partially offset by a lower effective tax rate in 2015 of 7.1% compared to 7.3% in 2014. The tax rate declined primarily because we generated a greater portion of our income in jurisdictions with lower tax rates.
Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests
Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated VIEs. In 2016, we had $21.5 million of net income of consolidated entities attributable to non-controlling interests, primarily due to $20.0 million of gains on investments held by our consolidated VIEs. In 2015, we had $6.4 million of net income of consolidated entities attributable to non-controlling interests, primarily due to a $7.9 million net investment gain attributable to our consolidated venture capital fund (of which 90% belongs to non-controlling interests) and management fees of $1.2 million.
Capital Resources and Liquidity

During 2016, net cash provided by operating activities was $1.5 billion, compared to $667.2 million during 2015. The change primarily was due to a significant increase in broker-dealer related payables, net of receivables and segregated U.S. Treasury Bills activity of $403.9 million, the impact of the consolidation of VIEs of $270.3 million and higher seed capital net redemptions, offset by higher net broker-dealer purchases of $104.6 million. During 2015, net cash provided by operating activities was $667.2 million, compared to $630.1 million during 2014. The change primarily was due to lower deferred sales commissions paid of $59.3 million, lower seed capital purchases, offset by lower net broker-dealer redemptions of $54.5 million, a decrease in fees receivable of $40.7 million and higher cash provided by net income of $37.7 million, partially offset by a larger increase in broker-dealer related receivables (net of payables and segregated U.S. Treasury Bills activity) of $160.9 million.
During 2016, net cash used in investing activities was $59.4 million, compared to $26.1 million during 2015. The increase primarily resulted from $20.5 million used to purchase a business and higher purchases of furniture, equipment and leasehold improvements of $6.5 million. During 2015, net cash used in investing activities was $26.1 million, compared to $86.2 million during 2014. The decrease primarily resulted from $60.6 million used to purchase a business during 2014.
During 2016, net cash used in financing activities was $1.1 billion, compared to $644.7 million during 2015. The change reflects the repayments of commercial paper in 2016 as compared to issuances of commercial paper in 2015 (impact of $165.9 million), decrease in overdrafts payable of $164.1 million, redemptions of non-controlling interests in consolidated VIEs of $137.4 million and higher repurchases of AB Holding Units of $22.4 million, offset by lower distributions to the General Partner and Unitholders of $60.3 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears). During 2015, net cash used in financing activities was $644.7 million, compared to $478.2 million during 2014. The change reflects lower net issuances of commercial paper of $126.0 million, higher repurchases of AB Holding Units of $123.3 million, higher distributions to the General Partner and Unitholders of $25.5 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears) and lower proceeds from the exercise of options to buy AB Holding Units of $9.7 million, offset by an increase in overdrafts payable of $118.5 million.
As of December 31, 2016, AB had $657.0 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated VIEs), all of which is available for liquidity, but consist primarily of cash on deposit for our broker-dealers to comply with various customer clearing activities and cash held by foreign subsidiaries for which a permanent investment election for U.S. tax purposes is taken. If the cash held at our foreign subsidiaries of $399.6 million, which includes cash on deposit for our foreign broker-dealers, is repatriated to the U.S., we would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. Thru December 31, 2016, we intended to permanently reinvest our historical and 2016 earnings outside the U.S. Effective January 1, 2017, however, we intend to repatriate future earnings outside the U.S., as a result of which we expect our effective tax rate to increase.
Debt and Credit Facilities
As of December 31, 2016 and 2015, AB had $513.0 million and $581.7 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.9% and 0.5%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during 2016 and 2015 were $422.9 million and $387.9 million, respectively, with weighted average interest rates of approximately 0.6% and 0.3%, respectively.
AB has a $1.0 billion committed, unsecured senior revolving credit facility (the “Credit Facility”) with a group of commercial banks and other lenders, which matures on October 22, 2019. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250.0 million; any such increase is subject to the consent of the affected lenders. The Credit Facility is available for AB and Sanford C. Bernstein & Co., LLC (“SCB LLC”) business purposes, including the support of AB’s $1.0 billion commercial paper program. Both AB and SCB LLC can draw directly under the Credit Facility and management may draw on the Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Credit Facility.
The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2016, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
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
As of December 31, 2016 and 2015, we had no amounts outstanding under the Credit Facility. During 2016 and 2015, we did not draw upon the Credit Facility.
On December 1, 2016, AB entered into a $200.0 million, unsecured 364-day senior revolving credit facility (the “Revolver”) with a leading international bank and the other lending institutions that may be party thereto. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants which are identical to those of the Credit Facility. As of December 31, 2016, we had no amounts outstanding under the Revolver and the average daily borrowings for 2016 were $7.3 million, with a weighted average interest rate of 1.6%.
In addition, SCB LLC has four uncommitted lines of credit with four financial institutions. Three of these lines of credit permit us to borrow up to an aggregate of approximately $225.0 million, with AB named as an additional borrower, while one line has no stated limit. As of December 31, 2016 and 2015, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during 2016 and 2015 were $4.4 million and $3.9 million, respectively, with weighted average interest rates of approximately 1.1% and 1.2%, respectively.
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
AB maintains guarantees in connection with the Credit Facility and Revolver. If SCB LLC is unable to meet its obligations, AB will pay the obligations when due or on demand. In addition, AB maintains guarantees totaling $425 million for SCB LLC’s four uncommitted lines of credit.
AB maintains a guarantee with a commercial bank, under which we guarantee the obligations in the ordinary course of business of each of SCB LLC, our U.K.-based broker-dealer and our Cayman subsidiary. We also maintain three additional guarantees with other commercial banks under which we guarantee approximately $366 million of obligations for our U.K.-based broker-dealer. In the event that any of these three entities is unable to meet its obligations, AB will pay the obligations when due or on demand.
We also have two smaller guarantees with a commercial bank totaling approximately $2.0 million, under which we guarantee certain obligations in the ordinary course of business of one of our foreign subsidiaries.
We have not been required to perform under any of the above agreements and currently have no liability in connection with these agreements.

Aggregate Contractual Obligations
Our contractual obligations as of December 31, 2016 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Commercial paper	$513.0	$513.0	$—	$—	$—
Operating leases, net of sublease commitments	641.5	95.0	170.4	151.9	224.2
Funding commitments	32.0	11.4	13.8	2.4	4.4
Accrued compensation and benefits	225.6	136.7	49.3	13.4	26.2
Unrecognized tax benefits	12.6	5.2	4.6	—	2.8
Total	$1,424.7	$761.3	$238.1	$167.7	$257.6
During 2009, we entered into a subscription agreement, under which we committed to invest up to $35.0 million, as amended in 2011, in a venture capital fund over a six-year period. As of December 31, 2016, we had funded $33.5 million of this commitment.
During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of December 31, 2016, we had funded $20.5 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $28.0 million, as amended in 2015, in the Real Estate Fund II. As of December 31, 2016, we had funded $3.8 million of this commitment.
During 2012, we entered into an investment agreement under which we committed to invest up to $8.0 million in an oil and gas fund over a three-year period. As of December 31, 2016, we had funded $6.2 million of this commitment.
Accrued compensation and benefits amounts in the table above exclude our accrued pension obligation. Offsetting our accrued compensation obligations are long-term incentive compensation-related investments and money market investments we funded totaling $74.4 million, which are included in our consolidated statement of financial condition. Any amounts reflected on the consolidated statement of financial condition as payables (to broker-dealers, brokerage clients and company-sponsored mutual funds) and accounts payable and accrued expenses are excluded from the table above.
We expect to make contributions to our qualified profit sharing plan of approximately $14 million in each of the next four years. We currently estimate that we will contribute $4.0 million to the Retirement Plan during 2017.
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
Goodwill
As of December 31, 2016, we had goodwill of $3.1 billion on the consolidated statement of financial condition. We have determined that AB has only one reporting segment and reporting unit. We test our goodwill annually, as of September 30, for impairment. As of September 30, 2016, the impairment test indicated that goodwill was not impaired. The carrying value of goodwill is also reviewed if facts and circumstances occur that suggest possible impairment, such as significant declines in AUM, revenues, earnings or the price of an AB Holding Unit.

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

•
Our expectation that, as a result of repatriating future non-U.S. earnings, effective January 1, 2017, our effective tax rate will increase: Our effective tax rate fluctuates based on the mix of our earnings across our tax filing group, which includes our U.S. partnership, our U.S. corporate subsidiaries and our corporate subsidiaries operating in various non-U.S. jurisdictions, and the difference between the tax rates in the U.S. and the other jurisdictions where we conduct business.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

AB Holding

Market Risk, Risk Management and Derivative Financial Instruments

AB Holding’s sole investment is AB Units. AB Holding did not own, nor was it a party to, any derivative financial instruments during the years ended December 31, 2016, 2015 and 2014.

AB
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
We enter into various futures, forwards, swaps and options primarily to economically hedge our seed capital investments. We do not hold any derivatives designated in a formal hedge relationship under ASC 815-10, Derivatives and Hedging. See Note 7 to our consolidated financial statements in Item 8.
Trading and Non-Trading Market Risk Sensitive Instruments
Investments with Interest Rate Risk—Fair Value
The table below provides our potential exposure with respect to our fixed income investments, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing as of December 31, 2016 and 2015. Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent our view of future market movements. While these fair value measurements provide a representation of interest rate sensitivity of our investments in fixed income mutual funds and fixed income hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2016		2015
	Fair Value	Effect of +100 Basis Point Change	Fair Value	Effect of +100 Basis Point Change
	(in thousands)
Fixed Income Investments:
Trading	$120,529	$(7,846)	$207,730	$(11,446)
Available-for-sale	22	(1)	183	(10)

Investments with Equity Price Risk—Fair Value
Our investments also include investments in equity securities, mutual funds and hedge funds. The following table provides our potential exposure with respect to our equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing as of December 31, 2016 and 2015. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent our view of future market movements. While these fair value measurements provide a representation of equity price sensitivity of our investments in equity securities, mutual funds and hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2016		2015
	Fair Value	Effect of -10% Equity Price Change	Fair Value	Effect of -10% Equity Price Change
	(in thousands)
Equity Investments:
Trading	$180,330	$(18,033)	$332,178	$(33,218)
Available-for-sale and other investments	163,450	(16,345)	129,709	(12,971)

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of
AllianceBernstein Holding L.P.:

In our opinion, the accompanying statements of financial condition and the related statements of income, comprehensive income, changes in partners’ capital and cash flows present fairly, in all material respects, the financial position of AllianceBernstein Holding L.P. (“AB Holding”) at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on AB Holding's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 14, 2017

AllianceBernstein Holding L.P.

Statements of Financial Condition

	December 31,
	2016	2015
	(in thousands, except unit amounts)
ASSETS
Investment in AB	$1,540,508	$1,576,120
Other assets	—	—
Total assets	$1,540,508	$1,576,120
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$619	$274
Total liabilities	619	274
Commitments and contingencies (See Note 7)
Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,405	1,357
Limited partners: 96,552,190 and 99,944,485 limited partnership units issued and outstanding	1,592,240	1,619,841
AB Holding Units held by AB to fund long-term incentive compensation plans	(11,731)	(10,669)
Accumulated other comprehensive loss	(42,025)	(34,683)
Total partners’ capital	1,539,889	1,575,846
Total liabilities and partners’ capital	$1,540,508	$1,576,120

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Income

	Years Ended December 31,
	2016	2015	2014
	(in thousands, except per unit amounts)
Equity in net income attributable to AB Unitholders	$239,389	$210,084	$200,931

Income taxes	22,803	24,320	22,463

Net income	$216,586	$185,764	$178,468

Net income per unit:

Basic	$2.24	$1.87	$1.84
Diluted	$2.23	$1.86	$1.84

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Comprehensive Income

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$216,586	$185,764	$178,468
Other comprehensive income (loss):
Foreign currency translation adjustments, before reclassification and tax	(6,697)	(5,508)	(7,655)
Less: reclassification adjustment for (losses) gains included in net income upon liquidation	(2)	561	—
Foreign currency translation adjustments, before tax	(6,695)	(6,069)	(7,655)
Income tax benefit (expense)	56	11	(78)
Foreign currency translation adjustments, net of tax	(6,639)	(6,058)	(7,733)
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during period	4	(132)	602
Less: reclassification adjustments for (losses) gains included in net income	(2)	457	7
Changes in unrealized gains (losses) on investments	6	(589)	595
Income tax benefit (expense)	—	256	(283)
Unrealized gains (losses) on investments, net of tax	6	(333)	312
Changes in employee benefit related items:
Amortization of prior service cost	40	(326)	(1,841)
Recognized actuarial (loss) gain	(737)	1,264	(7,486)
Changes in employee benefit related items	(697)	938	(9,327)
Income tax (expense) benefit	(12)	(61)	113
Employee benefit related items, net of tax	(709)	877	(9,214)
Other comprehensive (loss)	(7,342)	(5,514)	(16,635)
Comprehensive income	$209,244	$180,250	$161,833

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Changes in Partners’ Capital

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
General Partner’s Capital
Balance, beginning of year	$1,357	$1,363	$1,369
Net income	223	187	183
Cash distributions to Unitholders	(175)	(193)	(189)
Balance, end of year	1,405	1,357	1,363
Limited Partners’ Capital
Balance, beginning of year	1,619,841	1,657,165	1,549,003
Net income	216,363	185,577	178,285
Cash distributions to Unitholders	(169,556)	(192,106)	(182,535)
Retirement of AB Holding Units	(184,336)	(155,073)	(14,577)
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	103,820	115,045	108,034
Exercise of compensatory options to buy AB Holding Units	6,108	9,233	18,955
Balance, end of year	1,592,240	1,619,841	1,657,165
AB Holding Units held by AB to fund long-term incentive compensation plans
Balance, beginning of year	(10,669)	(13,280)	(14,045)
AB Holding Units held by AB to fund long-term incentive compensation plans	(1,062)	2,611	765
Balance, end of year	(11,731)	(10,669)	(13,280)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(34,683)	(29,169)	(12,534)
Unrealized gain (loss) on investments, net of tax	6	(333)	312
Foreign currency translation adjustment, net of tax	(6,639)	(6,058)	(7,733)
Changes in employee benefit related items, net of tax	(709)	877	(9,214)
Balance, end of year	(42,025)	(34,683)	(29,169)
Total Partners’ Capital	$1,539,889	$1,575,846	$1,616,079

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$216,586	$185,764	$178,468
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(239,389)	(210,084)	(200,931)
Cash distributions received from AB	191,989	217,065	203,919
Changes in assets and liabilities:
Decrease (increase) in other assets	—	152	(152)
Increase (decrease) in other liabilities	345	(108)	(394)
Net cash provided by operating activities	169,531	192,789	180,910

Cash flows from investing activities:
Investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units	(6,108)	(9,233)	(18,955)
Net cash used in investing activities	(6,108)	(9,233)	(18,955)

Cash flows from financing activities:
Cash distributions to Unitholders	(169,731)	(192,299)	(182,724)
Capital contributions from (to) AB	200	(490)	1,814
Proceeds from exercise of compensatory options to buy AB Holding Units	6,108	9,233	18,955
Net cash used in financing activities	(163,423)	(183,556)	(161,955)

Change in cash and cash equivalents	—	—	—
Cash and cash equivalents as of beginning of the year	—	—	—
Cash and cash equivalents as of end of the year	$—	$—	$—

Cash paid:
Income taxes	$22,456	$24,276	$23,009

Non-cash investing activities:
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	103,820	115,045	108,034
Retirement of AB Holding Units	(184,336)	(155,073)	(14,577)
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

AB provides a broad range of investment services with expertise in:

•	Actively-managed equity strategies, with global and regional portfolios across capitalization ranges and investment strategies, including value, growth and core equities;

•	Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds and private equity (e.g., direct real estate investing and direct lending); and

•	Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds.

AB’s services span various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

As of December 31, 2016, AXA, a société anonyme organized under the laws of France and the holding company for the AXA Group, a worldwide leader in financial protection, through certain of its subsidiaries (“AXA and its subsidiaries”) owns approximately 1.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”).

As of December 31, 2016, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, is as follows:

AXA and its subsidiaries	63.2%
AB Holding	35.6
Unaffiliated holders	1.2
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries have an approximate 63.7% economic interest in AB as of December 31, 2016.

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

Revision

During the third quarter of 2016, AB identified an error that has been impacting the calculation of its tax provision since 2010. As a result of this error, which impacted our equity in net income attributable to AB Unitholders, management revised previously issued AB and AB Holding financial statements.

In regard to the revision of Holding's previously issued financial statements, we recorded a cumulative debit adjustment of $4.7 million to our January 1, 2012 partners' capital account and revised our statements of financial condition and statements of income from 2012 through the second quarter of 2016. As of December 31, 2015, 2014 and 2013, the cumulative impact of the revision on partners’ capital in the statement of financial condition was $13.8 million, $11.4 million and $9.0 million, respectively. We revised our equity in net income attributable to AB Unitholders, net income, and basic and diluted net income per unit reported in prior periods in the statements of income. The tables below reflect the revisions to these line items for the years ended December 31, 2015 and 2014 presented in this Form 10-K:

	Year Ended December 31, 2015
	As Reported	Adjustment	As Revised
	(in thousands, except per unit amounts)

Equity in net income attributable to AB Unitholders	212,498	(2,414)	210,084
Net income	188,178	(2,414)	185,764
Basic net income per Unit	1.89	(0.02)	1.87
Diluted net income per Unit	1.89	(0.03)	1.86

	Year Ended December 31, 2014
	As Reported	Adjustment	As Revised
	(in thousands, except per unit amounts)

Equity in net income attributable to AB Unitholders	203,277	(2,346)	200,931
Net income	180,814	(2,346)	178,468
Basic net income per Unit	1.87	(0.03)	1.84
Diluted net income per Unit	1.86	(0.02)	1.84

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

On February 14, 2017, the General Partner declared a distribution of $0.67 per unit, representing a distribution of Available Cash Flow for the three months ended December 31, 2016. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on March 9, 2017 to holders of record at the close of business on February 24, 2017.

Total cash distributions per Unit paid to Unitholders during 2016, 2015 and 2014 were $1.75, $1.93 and $1.89, respectively.

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

During 2016 and 2015, AB purchased 10.5 million and 8.5 million AB Holding Units for $236.6 million and $218.3 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 7.9 million and 5.8 million AB Holding Units for $176.1 million and $151.1 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the U.S. Securities and Exchange Commission (“SEC”) as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2016 expired at the close of business on February 10, 2017. AB may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During 2016, AB granted to employees and Eligible Directors 7.0 million restricted AB Holding Unit awards (including 6.1 million granted in December for 2016 year-end awards). During 2015, AB granted to employees and Eligible Directors 7.4 million restricted AB Holding Unit awards (including 7.0 million granted in December for 2015 year-end awards).

During 2016 and 2015, AB Holding issued 0.4 million and 0.5 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $6.1 million and $9.2 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

3. Net Income Per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each year. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income - diluted”) and dividing by the diluted weighted average number of units outstanding for each year.

	Years Ended December 31,
	2016	2015	2014
	(in thousands, except per unit amounts)
Net income - basic	$216,586	$185,764	$178,468
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	878	1,383	1,518
Net income - diluted	$217,464	$187,147	$179,986

Weighted average units outstanding - basic	96,834	99,475	96,802
Dilutive effect of compensatory options	554	1,037	1,148
Weighted average units outstanding - diluted	97,388	100,512	97,950

Basic net income per unit	$2.24	$1.87	$1.84
Diluted net income per unit	$2.23	$1.86	$1.84

For the years ended December 31, 2016, 2015 and 2014, we excluded 2,873,106, 2,409,499 and 2,806,033 options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect.

4. Investment in AB

Changes in AB Holding’s investment in AB for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
	(in thousands)
Investment in AB as of January 1,	$1,576,120	$1,616,309
Equity in net income attributable to AB Unitholders	239,389	210,084
Changes in accumulated other comprehensive loss	(7,342)	(5,514)
Cash distributions received from AB	(191,989)	(217,065)
Additional investments with proceeds from exercises of compensatory options to buy AB Holding Units, net	6,108	9,233
Capital contributions to (from) AB	(200)	490
AB Holding Units retired	(184,336)	(155,073)
AB Holding Units issued to fund long-term incentive compensation plans	103,820	115,045
Change in AB Holding Units held by AB for long-term incentive compensation plans	(1,062)	2,611
Investment in AB as of December 31,	$1,540,508	$1,576,120

5. Units Outstanding

Changes in AB Holding Units outstanding for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Outstanding as of January 1,	100,044,485	100,756,999
Options exercised	358,262	541,073
Units issued	4,455,944	4,600,583
Units retired	(8,206,501)	(5,854,170)
Outstanding as of December 31,	96,652,190	100,044,485

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

The principal reasons for the difference between AB Holding’s effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31,
	2016		2015		2014
	(in thousands)
UBT statutory rate	$9,576	4.0%	$8,403	4.0%	$8,037	4.0%
Federal tax on partnership gross business income	22,342	9.3	23,845	11.4	22,131	11.0
State income taxes	461	0.2	475	0.2	332	0.2
Credit for UBT paid by AB	(9,576)	(4.0)	(8,403)	(4.0)	(8,037)	(4.0)
Income tax expense and effective tax rate	$22,803	9.5	$24,320	11.6	$22,463	11.2

AB Holding’s income tax is computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding Units in AB’s consolidated rabbi trust are not treated as outstanding for purposes of calculating AB Holding’s ownership interest in AB.

	Years Ended December 31,			% Change
	2016	2015	2014	2016-15	2015-14
	(in thousands)
Net income attributable to AB Unitholders	$673,358	$579,927	$563,861	16.1%	2.8%
Multiplied by: weighted average equity ownership interest	35.6%	36.2%	35.6%
Equity in net income attributable to AB Unitholders	$239,389	$210,084	$200,931	13.9	4.6

AB qualifying revenues	$2,143,858	$2,214,077	$2,153,317	(3.2)	2.8
Multiplied by: weighted average equity ownership interest for calculating tax	29.8%	30.8%	29.4%
Multiplied by: federal tax	3.5%	3.5%	3.5%
Federal income taxes	22,342	23,845	22,131
State income taxes	461	475	332
Total income taxes	$22,803	$24,320	$22,463	(6.2)	8.3

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

The effect of a tax position is recognized in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based solely on its technical merits. In making this assessment, a company must assume that the taxing authority will examine the tax position and have full knowledge of all relevant information. We have no liability for unrecognized tax benefits as of December 31, 2016 and 2015. A liability for unrecognized tax benefits, if required, would be recorded in income tax expense and affect the company’s effective tax rate.

We are no longer subject to federal, state and local income tax examinations by tax authorities for any year prior to 2013. Currently, there are no examinations in progress and to date we have not been notified of any future examinations by applicable taxing authorities.

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

Philips alleged damages ranging between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. On January 2, 2014, Philips filed a claim form in the High Court of Justice in London, England, which formally commenced litigation with respect to the allegations in the Letter of Claim.

By agreement dated November 28, 2016, the terms of which are confidential, this matter was settled. Our contribution to the settlement amount was paid by our relevant insurance carriers.

In addition to the matter discussed immediately above, AB may be involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which may allege significant damages.

In the opinion of AB’s management, an adequate accrual has been made as of December 31, 2016 to provide for any probable losses regarding any litigation matters for which management can reasonably estimate an amount of loss. It is reasonably possible that AB could incur additional losses pertaining to these matters, but currently management cannot estimate any such additional losses.

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

8. Quarterly Financial Data (Unaudited)

	Quarters Ended 2016
	December 31	September 30	June 30(4)	March 31(4)
	(in thousands, except per unit amounts)
Equity in net income attributable to AB Unitholders	$78,630	$55,925	$44,657	$60,177
Net income	$72,664	$50,258	$39,072	$54,592
Basic net income per unit(1)	$0.77	$0.52	$0.40	$0.55
Diluted net income per unit(1)	$0.77	$0.52	$0.40	$0.55
Cash distributions per unit(2)(3)	$0.67	$0.45	$0.40	$0.40

	Quarters Ended 2015
	December 31(4)	September 30(4)	June 30(4)	March 31(4)
	(in thousands, except per unit amounts)
Equity in net income attributable to AB Unitholders	$56,890	$48,387	$53,799	$51,008
Net income	$51,087	$42,086	$47,614	$44,977
Basic net income per unit(1)	$0.53	$0.42	$0.47	$0.45
Diluted net income per unit(1)	$0.52	$0.42	$0.47	$0.45
Cash distributions per unit(2)(3)	$0.50	$0.43	$0.48	$0.45
________________________

(1)
Basic and diluted net income per unit are computed independently for each of the periods presented. Accordingly, the sum of the quarterly net income per unit amounts may not agree to the total for the year.

(2)	Declared and paid during the following quarter.

(3)	Cash distributions reflect the impact of AB’s non-GAAP adjustments.

(4)	Certain prior-period amounts have been revised, see Note 2 for a discussion of the revision.

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of
AllianceBernstein L.P.:

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, comprehensive income, change in partners’ capital and cash flows present fairly, in all material respects, the financial position of AllianceBernstein L.P. and its subsidiaries (“AB”) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, AB maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on AB's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 14, 2017

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2016	2015
	(in thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$656,985	$541,483
Cash and securities segregated, at fair value (cost $946,093 and $565,264)	946,097	565,274
Receivables, net:
Brokers and dealers	335,686	411,174
Brokerage clients	1,513,656	1,328,406
Fees	270,373	257,091
Investments:
Long-term incentive compensation-related	67,761	78,154
Other	396,570	591,646
Assets of consolidated variable interest entities:
Cash and cash equivalents	337,525	—
Investments	550,850	—
Other assets	44,570	—
Furniture, equipment and leasehold improvements, net	159,564	160,360
Goodwill	3,066,700	3,044,807
Intangible assets, net	134,606	145,710
Deferred sales commissions, net	63,890	99,070
Other assets	195,615	210,546
Total assets	$8,740,448	$7,433,721

LIABILITIES AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$239,578	$191,990
Securities sold not yet purchased	40,944	16,097
Brokerage clients	2,360,481	1,715,096
AB mutual funds	150,939	137,886
Accounts payable and accrued expenses	430,569	507,449
Liabilities of consolidated variable interest entities	292,800	—
Accrued compensation and benefits	251,019	253,079
Debt	512,970	581,700
Total liabilities	4,279,300	3,403,297

Commitments and contingencies (See Note 13)

Redeemable non-controlling interest	392,959	13,203

Capital:
General Partner	41,100	40,498
Limited partners: 268,893,534 and 272,301,827 units issued and outstanding	4,154,810	4,091,433
Receivables from affiliates	(12,830)	(14,498)
AB Holding Units held for long-term incentive compensation plans	(32,967)	(29,332)

Accumulated other comprehensive loss	(118,096)	(95,353)
Partners’ capital attributable to AB Unitholders	4,032,017	3,992,748
Non-redeemable non-controlling interests in consolidated entities	36,172	24,473
Total capital	4,068,189	4,017,221
Total liabilities and capital	$8,740,448	$7,433,721
See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2016	2015	2014
	(in thousands, except per unit amounts)
Revenues:
Investment advisory and services fees	$1,933,471	$1,973,837	$1,958,250
Bernstein research services	479,875	493,463	482,538
Distribution revenues	384,405	427,156	444,970
Dividend and interest income	36,702	24,872	22,322
Investment gains (losses)	93,353	3,551	(9,076)
Other revenues	110,096	101,169	108,788
Total revenues	3,037,902	3,024,048	3,007,792
Less: Interest expense	9,123	3,321	2,426
Net revenues	3,028,779	3,020,727	3,005,366

Expenses:
Employee compensation and benefits	1,229,721	1,267,926	1,265,664
Promotion and servicing:
Distribution-related payments	371,607	393,033	413,054
Amortization of deferred sales commissions	41,066	49,145	41,508
Trade execution, marketing, T&E and other	208,538	223,415	224,576
General and administrative:
General and administrative	426,147	431,635	426,960
Real estate charges	17,704	998	52
Contingent payment arrangements	(20,245)	(5,441)	(2,782)
Interest on borrowings	4,765	3,119	2,797
Amortization of intangible assets	26,311	25,798	24,916
Total expenses	2,305,614	2,389,628	2,396,745

Operating income	723,165	631,099	608,621

Income tax	28,319	44,797	44,304

Net income	694,846	586,302	564,317

Net income of consolidated entities attributable to non-controlling interests	21,488	6,375	456

Net income attributable to AB Unitholders	$673,358	$579,927	$563,861

Net income per AB Unit:
Basic	$2.48	$2.11	$2.07
Diluted	$2.47	$2.10	$2.07
See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$694,846	$586,302	$564,317
Other comprehensive (loss) income:
Foreign currency translation adjustments, before reclassification and tax:	(19,849)	(15,396)	(20,872)
Less: reclassification adjustment for (losses) gains included in net income upon liquidation	(6)	1,542	—
Foreign currency translation adjustments, before tax	(19,843)	(16,938)	(20,872)
Income tax benefit	—	—	—
Foreign currency translation adjustments, net of tax	(19,843)	(16,938)	(20,872)
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during period	10	(357)	1,649
Less: reclassification adjustment for (losses) gains included in net income	(6)	1,256	19
Changes in unrealized gains (losses) on investments	16	(1,613)	1,630
Income tax (expense) benefit	(7)	701	(766)
Unrealized gains (losses on investments, net of tax	9	(912)	864
Changes in employee benefit related items:
Amortization of prior service cost	93	(895)	(5,197)
Recognized actuarial (loss) gain	(3,043)	3,267	(19,656)
Changes in employee benefit related items	(2,950)	2,372	(24,853)
Income tax (expense) benefit	(22)	(165)	298
Employee benefit related items, net of tax	(2,972)	2,207	(24,555)
Other comprehensive (loss)	(22,806)	(15,643)	(44,563)
Less: Comprehensive income in consolidated entities attributable to non-controlling interests	21,426	6,242	355
Comprehensive income attributable to AB Unitholders	$650,614	$564,417	$519,399
See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
General Partner’s Capital
Balance, beginning of year	$40,498	$41,071	$40,137
Net income	6,733	5,799	5,639
Cash distributions to General Partner	(5,384)	(5,986)	(5,732)
Long-term incentive compensation plans activity	58	14	92
(Retirement) issuance of AB Units, net	(805)	(400)	935
Balance, end of year	41,100	40,498	41,071
Limited Partners' Capital
Balance, beginning of year	4,091,433	4,145,926	4,054,422
Net income	666,625	574,128	558,222
Cash distributions to Unitholders	(532,180)	(591,886)	(566,616)
Long-term incentive compensation plans activity	5,802	1,598	8,929
(Retirement) issuance of AB Units, net	(80,084)	(40,433)	90,969
Other	3,214	2,100	—
Balance, end of year	4,154,810	4,091,433	4,145,926
Receivables from Affiliates
Balance, beginning of year	(14,498)	(16,359)	(16,542)
Capital contributions from General Partner	1,200	1,551	2,325
Compensation plan accrual	313	(187)	(323)
Capital contributions from (to) AB Holding	155	497	(1,819)
Balance, end of year	(12,830)	(14,498)	(16,359)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of year	(29,332)	(36,351)	(39,649)
Purchases of AB Holding Units to fund long-term compensation plans, net	(235,893)	(216,970)	(90,143)
Retirement (issuance) of AB Units, net	80,515	40,028	(93,457)
Long-term incentive compensation awards expense	152,012	176,040	176,916
Re-valuation of AB Holding Units held in rabbi trust	(269)	7,921	9,982
Balance, end of year	(32,967)	(29,332)	(36,351)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(95,353)	(79,843)	(35,381)
Unrealized gain (loss) on investments, net of tax	9	(912)	864
Foreign currency translation adjustment, net of tax	(19,780)	(16,805)	(20,771)
Changes in employee benefit related items, net of tax	(2,972)	2,207	(24,555)
Balance, end of year	(118,096)	(95,353)	(79,843)
Total Partners' Capital attributable to AB Unitholders	4,032,017	3,992,748	4,054,444
Non-controlling Interests in Consolidated Entities
Balance, beginning of year	24,473	30,396	42,240
Net income	11,398	6,375	456
Foreign currency translation adjustment	(63)	(133)	(101)
Distributions from (to) non-controlling interests of our consolidated venture capital fund activities	364	(12,165)	(12,199)
Balance, end of year	36,172	24,473	30,396
Total Capital	$4,068,189	$4,017,221	$4,084,840
See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$694,846	$586,302	$564,317
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	41,066	49,145	41,508
Non-cash long-term incentive compensation expense	152,162	176,160	176,636
Depreciation and other amortization	59,026	56,426	62,515
Unrealized (gains) losses on investments	(26,285)	29,281	13,343
Unrealized (gains) on investments of consolidated variable interest entities	(31,040)	—	—
Losses on real estate asset write-offs	5,456	—	429
Other, net	3,629	(2,888)	(1,819)
Changes in assets and liabilities:
Consolidation of cash and cash equivalents of consolidated variable interest entities, net	358,534	—	—
(Increase) decrease in segregated cash and securities	(380,823)	(88,997)	504,307
(Increase) in receivables	(295,677)	(121,985)	(444,536)
Decrease in investments	162,607	58,053	3,563
(Increase) in investments of consolidated variable interest entities	(320,993)	—	—
(Increase) in deferred sales commissions	(5,886)	(29,925)	(89,224)
Decrease (increase) in other assets	12,961	(42,690)	(6,375)
Increase in other assets and liabilities of consolidated variable interest entities	232,724	—	—
Increase (decrease) in payables	886,520	65,309	(85,226)
Increase (decrease) in accounts payable and accrued expenses	2,459	(32,372)	(58,066)
(Decrease) in accrued compensation and benefits	(3,238)	(34,645)	(51,283)
Net cash provided by operating activities	1,548,048	667,174	630,089

Cash flows from investing activities:
Purchases of investments	—	(168)	(492)
Proceeds from sales of investments	372	4,240	140
Purchases of furniture, equipment and leasehold improvements	(36,728)	(30,217)	(25,433)
Proceeds from sales of furniture, equipment and leasehold improvements	15	2	176
Purchase of intangible asset	(2,500)	—	—
Purchase of businesses, net of cash acquired	(20,541)	—	(60,610)
Net cash used in investing activities	(59,382)	(26,143)	(86,219)

Cash flows from financing activities:
(Repayment) issuance of commercial paper, net	(72,003)	93,867	219,818
(Decrease) increase in overdrafts payable	(84,512)	79,540	(38,967)

Distributions to General Partner and Unitholders	(537,564)	(597,872)	(572,348)
Capital contributions from (to) non-controlling interests in consolidated entities	364	(12,165)	(12,199)
Redemptions of non-controlling interests of consolidated VIEs, net	(137,376)	—	—
Capital contributions from affiliates	1,000	2,041	511
Payments of contingent payment arrangements/purchase of shares	(1,006)	(5,027)	(759)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	6,108	9,233	18,955
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(235,893)	(213,484)	(90,143)
Purchases of AB Units	(374)	(805)	(1,553)
Other	(22)	(26)	(1,546)
Net cash used in financing activities	(1,061,278)	(644,698)	(478,231)
Effect of exchange rate changes on cash and cash equivalents	(10,178)	(10,353)	(20,027)
Net increase (decrease) in cash and cash equivalents	417,210	(14,020)	45,612
Cash and cash equivalents as of beginning of the period	577,300	555,503	509,891
Cash and cash equivalents as of end of the period	$994,510	$541,483	$555,503
Cash paid:
Interest paid	$11,148	$3,984	$3,148
Income taxes paid	27,387	25,999	42,028
Non-cash investing activities:
Fair value of assets acquired	33,583	—	87,821
Fair value of liabilities assumed	1,149	—	1,342
Fair value of redeemable non-controlling interest recorded	—	—	16,504
Non-cash financing activities:
Payables recorded under contingent payment arrangements	11,893	—	9,365
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
We provide a broad range of investment services with expertise in:

•	Actively-managed equity strategies, with global and regional portfolios across capitalization ranges and investment strategies, including value, growth and core equities;

•	Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds and private equity (e.g., direct real estate investing and direct lending); and

•	Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds.
Our services span various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.
As of December 31, 2016, AXA, a société anonyme organized under the laws of France and the holding company for the AXA Group, a worldwide leader in financial protection, through certain of its subsidiaries (“AXA and its subsidiaries”) owns approximately 1.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”).

As of December 31, 2016, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, is as follows:

AXA and its subsidiaries	63.2%
AB Holding	35.6
Unaffiliated holders	1.2
100.0%
AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries had an approximate 63.7% economic interest in AB as of December 31, 2016.
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
Principles of Consolidation
The consolidated financial statements include AB and its majority-owned and/or controlled subsidiaries, and the consolidated entities that are considered to be variable interest entities ("VIEs") and for which AB is considered the primary beneficiary. Non-controlling interests on the consolidated statements of financial condition includes the portion of consolidated company-sponsored investment funds in which we do not have direct equity ownership. All significant inter-company transactions and balances among the consolidated entities have been eliminated.
Revision

During the third quarter of 2016, management determined that the frequency with which we settle our U.S. inter-company payable balances with foreign subsidiaries over the past several years created deemed dividends under Section 956 of the U.S. Internal Revenue Code of 1986, as amended ("Section 956"). In the past, we funded our foreign subsidiaries as they required cash for their operations rather than pre-fund them each quarter, thereby reducing the inter-company balance to zero on a quarterly basis, as required by Section 956. As a result, we have been understating our income tax provision and income tax liability since 2010. We evaluated the aggregate effects of this error in our income tax provision and income tax liability to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, have determined that the error was not material to our previously issued financial statements. However, the cumulative effect of this error would have been material to our third quarter 2016 financial results if recorded as an out-of-period adjustment in the third quarter of 2016. Accordingly, we revised our previously issued financial statements by recording a cumulative debit adjustment of $12.6 million to our January 1, 2012 partners' capital account and revised our consolidated statements of financial condition and consolidated statements of income from 2012 through the second quarter of 2016. We established an income tax liability, including interest and potential penalties, of $34.2 million as of December 31, 2016. As of December 31, 2015, 2014 and 2013, the cumulative impact of the revision on partners’ capital in the statement of financial condition was $37.7 million, $31.0 million and $24.5 million, respectively. We revised our income tax provision, net income attributable to AB Unitholders, and basic and diluted net income per AB Unit reported in prior periods in the statements of income. The tables below reflect the revisions to these line items for the years ended December 31, 2015 and 2014 presented in this Form 10-K:

	Year Ended December 31, 2015
	As Reported	Adjustment	As Revised
	(in thousands, except per unit amounts)

Income taxes	$38,122	$6,675	$44,797
Net income attributable to AB Unitholders	586,602	(6,675)	579,927
Basic net income per AB Unit	2.14	(0.03)	2.11
Diluted net income per AB Unit	2.13	(0.03)	2.10

	Year Ended December 31, 2014
	As Reported	Adjustment	As Revised
	(in thousands, except per unit amounts)

Income taxes	$37,782	$6,522	$44,304
Net income attributable to AB Unitholders	570,383	(6,522)	563,861
Basic net income per AB Unit	2.10	(0.03)	2.07
Diluted net income per AB Unit	2.09	(0.02)	2.07

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which requires management to assess, on a quarterly basis, a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. We adopted this standard on December 31, 2016. The adoption of this standard had no impact on our financial condition or results of operations.

In February 2015, the FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis ("ASU 2015-02"), which provides a new consolidation standard for evaluating: (i) limited partnerships and similar entities for consolidation, (ii) how decision maker or service provider fees affect the consolidation analysis, (iii) how interest held by related parties affects the consolidation analysis and (iv) how the consolidation analysis applies to certain investment funds. We adopted ASU 2015-02 using the modified retrospective method with an effective adoption date of January 1, 2016, which did not require the restatement of prior-year periods. The adoption of ASU 2015-02 resulted in the consolidation of certain investment funds that were not previously consolidated. These funds became consolidated VIEs because we are considered the party with both (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. See Consolidation of VIEs below.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. We adopted this standard on January 1, 2016 on a retrospective basis, which required the restatement of prior periods. The adoption of this standard did not have a material impact on our financial condition or results of operations.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value ("NAV") per share practical expedient. We adopted this standard on January 1, 2016 on a retrospective basis, which required the restatement of prior-period disclosures. The adoption of this standard did not have a material impact on our financial condition or results of operations.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The amendment is effective retrospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2017.

Management currently is evaluating the impact that the adoption of this standard will have on our consolidated financial statements. We have not yet completed this analysis, but based on the analysis completed to date management does not expect the standard to have a material impact on our financial condition or results of operations.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments and is effective for fiscal years (and interim periods within those years) beginning after December 15, 2017. The amendment will result in a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for one provision relating to equity securities without readily determinable fair values, which provision will be applied prospectively. The amendment is not expected to have a material impact on our financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases. The amendment requires recognition of lease assets and lease liabilities on the statement of financial condition and disclosure of key information about leasing arrangements. Specifically, this guidance requires an operating lease lessee to recognize on the statement of financial condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The amendment is effective for fiscal years (and interim periods within those years) beginning after December 15, 2018 and requires lessees to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. Management currently is evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting. The amendment eliminates the current requirement for a retroactive adjustment and instead requires that the investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Additionally, the amendment requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendment is effective for fiscal years (and interim periods within those years) beginning after December 15, 2016 and should be applied prospectively as of the effective date of increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. The amendment is not expected to have a material impact on our financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendment includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including income tax effects of share-based payments, minimum statutory tax withholding requirements and forfeitures. The amendment is effective for fiscal years (and interim periods within those years) beginning after December 15, 2016 and may be applied using various transition approaches (prospective, retrospective and modified retrospective). The amendment is not expected to have a material impact on our financial condition or results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The amendment is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendment is effective for fiscal years (and interim periods within those years) beginning after December 15, 2017 and should be applied using a retrospective transition method. The amendment is not expected to have a material impact on our financial condition or results or operations.

Consolidation of VIEs
As discussed above, we adopted ASU 2015-02 effective January 1, 2016.
For legal entities (company-sponsored investment funds) evaluated for consolidation, we first determine whether the fees we receive and the interests we hold qualify as a variable interest in the entity, including an evaluation of fees paid to us as a decision maker or service provider to the entity being evaluated. Fees received by us are not variable interests if (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services, (ii) the service arrangement includes only terms, conditions or amounts that are customarily present in arrangements for similar services negotiated at arm’s length, and (iii) our other economic interests in the entity held directly and indirectly through our related parties, as well as economic interests held by related parties under common control, would not absorb more than an insignificant amount of the entity’s losses or receive more than an insignificant amount of the entity’s benefits.

For those entities in which we have a variable interest, we perform an analysis to determine whether the entity is a VIE by considering whether the entity’s equity investment at risk is insufficient, whether the investors lack decision making rights proportional to their ownership percentage of the entity, and whether the investors lack the obligation to absorb an entity’s expected losses or the right to receive an entity’s expected income.
A VIE must be consolidated by its primary beneficiary, which generally is defined as the party that has a controlling financial interest in the VIE. We are deemed to have a controlling financial interest in a VIE if we have (i) the power to direct the activities of the VIE that most significantly affect the VIE's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive income from the VIE that could potentially be significant to the VIE. For purposes of evaluating (ii) above, fees paid to us as a decision maker or service provider are excluded if the fees are compensation for services provided commensurate with the level of effort required to be performed and the arrangement includes only customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length. The primary beneficiary evaluation generally is performed qualitatively based on all facts and circumstances, as well as quantitatively, as appropriate.
If we have a variable interest in an entity that is determined not to be a VIE, the entity is then evaluated for consolidation under the voting interest entity (“VOE”) model. For limited partnerships and similar entities, we are deemed to have a controlling financial interest in a VOE, and would be required to consolidate the entity, if we own a majority of the entity’s kick-out rights through voting limited partnership interests and limited partners do not hold substantive participating rights (or other rights that would indicate that we do not control the entity). For entities other than limited partnerships, we are deemed to have a controlling financial interest in a VOE if we own a majority voting interest in the entity.
The analysis performed regarding the determination of variable interests held, whether entities are VIEs or VOEs, and whether we have a controlling financial interest in such entities requires the exercise of judgment. The analysis is updated continuously as circumstances change or new entities are formed.
As a result of the adoption of ASU 2015-02, effective January 1, 2016, we consolidated three investment funds that were classified as VIEs in which we have a controlling financial interest. Ownership interests not held by us relating to these consolidated VIEs are included in redeemable non-controlling interest on the condensed consolidated statement of financial condition. In addition, effective January 1, 2016, we reclassified our consolidated private equity fund as a consolidated VIE, which had been consolidated as of December 31, 2015 under previous accounting guidance due to our controlling financial interest of a VOE. Ownership interests not held by us relating to this consolidated VIE, which is a closed-end fund, are included in non-controlling interest on the consolidated statement of financial condition.
During 2016, subsequent to the initial adoption of ASU 2015-02, we consolidated six additional investment funds that were classified as VIEs in which we have a controlling interest and deconsolidated a VIE of which we were no longer the primary beneficiary. The table below illustrates the summary balance sheet amounts related to these VIEs at their consolidation dates:

	January 1, 2016	Year Ended December 31, 2016
	ASU 2015-02 Adoption	VIEs Consolidated	VIEs De-consolidated

Cash and cash equivalents	$35,817	$371,457	$(12,923)
Investments	215,175	85,381	(125,636)
Other assets	13,871	23,473	(59,684)
Total assets	$264,863	$480,311	$(198,243)

Liabilities	$14,012	$41,245	$(60,332)
Redeemable non-controlling interest	250,851	394,102	(137,911)
Partners' capital	—	44,964	—
Total liabilities, redeemable non-controlling interest and partners' capital	$264,863	$480,311	$(198,243)
As of December 31, 2016, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $43.7 billion, and our maximum risk of loss is our investment of $13.0 million in these VIEs and advisory fee receivables from these VIEs, which are not material.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits, money market accounts, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value. The majority of our consolidated VIEs' cash and cash equivalents is pledged as collateral for short equities.
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
Brokerage Transactions
Customers’ securities transactions are recorded on a settlement date basis, with related commission income and expenses reported on a trade date basis. Receivables from and payables to clients include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables; such collateral is not reflected in the consolidated financial statements. We have the ability by contract or custom to sell or re-pledge this collateral, and have done so at various times. As of December 31, 2016, there were no re-pledged securities. Principal securities transactions and related expenses are recorded on a trade date basis.
Securities borrowed and securities loaned by our broker-dealer subsidiaries are recorded at the amount of cash collateral advanced or received in connection with the transaction and are included in receivables from and payables to brokers and dealers in the consolidated statements of financial condition. Securities borrowed transactions require us to deposit cash collateral with the lender. With respect to securities loaned, we receive cash collateral from the borrower. See Note 8 for securities borrowed and loaned amounts recorded in our consolidated statements of financial condition as of December 31, 2016 and 2015. The initial collateral advanced or received approximates or is greater than the fair value of securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate. As of December 31, 2016 and 2015, there is no allowance provision required for the collateral advanced. Income or expense is recognized over the life of the transaction.
As of December 31, 2016 and 2015, we had $41.7 million and $81.4 million, respectively, of cash on deposit with clearing organizations for trade facilitation purposes. In addition, as of December 31, 2016 and 2015, we held U.S. Treasury Bills with values totaling $28.9 million and $24.9 million, respectively, in our investment account that are pledged as collateral with clearing organizations. These clearing organizations have the ability by contract or custom to sell or re-pledge this collateral.
Investments
Investments include U.S. Treasury Bills, unconsolidated mutual funds and limited partnership hedge funds we sponsor and manage, various separately-managed portfolios consisting of equity and fixed income securities, exchange-traded options and investments owned by a consolidated venture capital fund in which we own a controlling interest as the general partner and a 10% limited partnership interest.
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
The investments owned by our consolidated venture capital fund generally are illiquid and initially are valued at cost. These investments are adjusted to fair value to reflect the occurrence of “significant developments” (i.e., capital transactions or business, economic or market events). Adjustments to fair value are reported in investment gains and losses on the consolidated statements of income. There are two private equity investments that we own directly outside of our consolidated venture capital fund accounted for at fair value.

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
As of December 31, 2016, goodwill of $3.1 billion on the consolidated statement of financial condition included $2.8 billion as a result of the Bernstein acquisition and $266 million in regard to various smaller acquisitions. We have determined that AB has only one reporting segment and reporting unit.
We test our goodwill annually, as of September 30, for impairment. As of September 30, 2016, the impairment test indicated that goodwill was not impaired. We also review the carrying value of goodwill if facts and circumstances occur that suggest possible impairment, such as significant declines in AUM, revenues, earnings or the price of an AB Holding Unit. There were no facts or circumstances occurring in the fourth quarter of 2016 suggesting possible impairment.
Intangible Assets, Net
Intangible assets consist primarily of costs assigned to acquired investment management contracts of Bernstein based on their estimated fair value at the time of acquisition, less accumulated amortization. Intangible assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life ranging from six years to 20 years.
As of December 31, 2016, intangible assets, net of accumulated amortization, of $134.6 million on the consolidated statement of financial condition consisted of $121.1 million of definite-lived intangible assets subject to amortization, of which $77.6 million relates to the Bernstein acquisition, and $13.5 million of indefinite-lived intangible assets not subject to amortization in regard to other acquisitions. As of December 31, 2015, intangible assets, net of accumulated amortization, of $145.7 million on the consolidated statement of financial condition consisted of $132.2 million of definite-lived intangible assets subject to amortization, of which $98.3 million related to the Bernstein acquisition, and $13.5 million of indefinite-lived intangible assets not subject to amortization in regard to other acquisitions. The gross carrying amount of definite-lived intangible assets totaled $476.1 million as of December 31, 2016 and $460.8 million as of December 31, 2015, and accumulated amortization was $355.0 million as of December 31, 2016 and $328.6 million as of December 31, 2015. Amortization expense was $26.3 million for 2016, $25.8 million for 2015 and $24.9 million for 2014. Estimated annual amortization expense for each of the next three years is approximately $28 million, then approximately $20 million in year four and $5 million in year five.
We periodically review intangible assets for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, we perform additional impairment tests to measure the amount of the impairment loss, if any.
Deferred Sales Commissions, Net
We pay commissions to financial intermediaries in connection with the sale of shares of open-end company-sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). These commissions are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for Non-U.S. Fund shares, the periods of time during which deferred sales commissions generally are recovered. We recover these commissions from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Since January 31, 2009, our U.S. mutual funds have not offered back-end load shares to new investors. As of December 31, 2016, our Non-U.S. Funds are no longer offering back-end load shares, except in isolated instances.We periodically review the deferred sales commission asset for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If these factors indicate impairment in value, we compare the carrying value to the undiscounted cash flows expected to be generated by the asset over its remaining life. If we determine the deferred commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. There were no impairment charges recorded during 2016 or 2015.
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
Awards granted in December 2016, 2015 and 2014 allowed participants to allocate their awards between restricted AB Holding Units and deferred cash. Participants (except certain members of senior management) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $250,000 per award. Each of our employees based outside of the United States (other than expatriates), who received an award of $100,000 or less, could have allocated up to 100% of his or her award to deferred cash. Participants allocated their awards prior to the date on which the Compensation Committee granted awards in December 2016, 2015 and 2014. For these awards, the number of AB Holding Units awarded was based on the closing price of an AB Holding Unit on the grant date. For awards granted in 2016, 2015 and 2014:

•	We engage in open-market purchases of AB Holding Units or purchase newly-issued AB Holding Units from AB Holding that are awarded to participants and keep them in a consolidated rabbi trust.

•	Quarterly distributions on vested and unvested AB Holding Units are paid currently to participants, regardless of whether or not a long-term deferral election has been made.

•	Interest on deferred cash is accrued monthly based on our monthly weighted average cost of funds.
We recognize compensation expense related to equity compensation grants in the financial statements using the fair value method. Fair value of restricted AB Holding Unit awards is the closing price of an AB Holding Unit on the grant date; fair value of options is determined using the Black-Scholes option valuation model. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the required service period. For year-end long-term incentive compensation awards, employees who resign or are terminated without cause may retain their awards, subject to compliance with certain agreements and restrictive covenants set forth in the applicable award agreement, including restrictions on competition and employee and client solicitation, and a claw-back for failing to follow existing risk management policies. Because there is no service requirement, we fully expense these awards on grant date. Most equity replacement, sign-on or similar deferred compensation awards included in separate employment agreements or arrangements include a required service period. Regardless of whether or not the award agreement includes employee service requirements, AB Holding Units typically are delivered to employees ratably over four years, unless the employee has made a long-term deferral election.
Grants of restricted AB Holding Units and options to buy AB Holding Units typically are awarded during the second quarter to members of the Board of Directors of the General Partner, who are not employed by our company or by any of our affiliates (“Eligible Directors”). Restricted AB Holding Units are delivered on the third anniversary of the grant date and the options become exercisable ratably over three years. These restricted AB Holding Units and options are not forfeitable (except if the Eligible Director is terminated for “Cause”, as that term is defined in the applicable award agreement). We fully expense these awards on grant date, as there is no service requirement.
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
During 2016 and 2015, we purchased 10.5 million and 8.5 million AB Holding Units for $236.6 million and $218.3 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 7.9 million and 5.8 million AB Holding Units for $176.1 million and $151.1 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. Purchases of AB Holding Units reflected on the consolidated statements of cash flows are net of AB Holding Units purchased by employees as part of a distribution reinvestment election.
Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2016 expired at the close of business on February 10, 2017. We may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.
During 2016, we granted to employees and Eligible Directors 7.0 million restricted AB Holding Unit awards (including 6.1 million granted in December for 2016 year-end awards to employees). During 2015, we granted to employees and Eligible Directors 7.4 million restricted AB Holding Unit awards (including 7.0 million granted in December for 2015 year-end awards to employees).
During 2016 and 2015, AB Holding issued 0.4 million and 0.5 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $6.1 million and $9.2 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.
Foreign Currency Translation and Transactions
Assets and liabilities of foreign subsidiaries are translated from functional currencies into United States dollars (“US$”) at exchange rates in effect at the balance sheet dates, and related revenues and expenses are translated into US$ at average exchange rates in effect during each period. Net foreign currency gains and losses resulting from the translation of assets and liabilities of foreign operations into US$ are reported as a separate component of other comprehensive income in the consolidated statements of comprehensive income. Net foreign currency transaction gains (losses) were $1.1 million, $1.0 million, and $(1.6) million for 2016, 2015 and 2014, respectively, and are reported in general and administrative expenses on the consolidated statements of income.
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
On February 14, 2017, the General Partner declared a distribution of $0.73 per AB Unit, representing a distribution of Available Cash Flow for the three months ended December 31, 2016. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on March 9, 2017 to holders of record on February 24, 2017.
Total cash distributions per Unit paid to the General Partner and Unitholders during 2016, 2015 and 2014 were $1.98, $2.18 and $2.11, respectively.
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
3. Real Estate Charges
During 2010, we performed a comprehensive review of our real estate requirements in New York in connection with our workforce reductions, which commenced in 2008. As a result, during 2010 we decided to sub-lease over 380,000 square feet in New York (all of this space has been sublet) and consolidate our New York-based employees into two office locations from three. During the third quarter of 2012, in an effort to further reduce our global real estate footprint, we completed a comprehensive review of our worldwide office locations and began implementing a global space consolidation plan. As a result, we decided to sub-lease approximately 510,000 square feet of office space (all of this space has been sublet), more than 70% of which is New York office space (in addition to the 380,000 square feet space reduction in 2010), with the remainder consisting of office space in England, Australia and various U.S. locations.

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
During 2016, we recorded pre-tax real estate charges of $17.7 million, resulting from new charges of $22.8 million relating to the further consolidation of office space at our New York offices, offset by changes in estimates related to previously recorded real estate charges of $5.1 million, which reflects the shortening of the lease term of our corporate headquarters from 2029 to 2024.
The activity in the liability account relating to our 2010 and 2012 office space consolidation initiatives for 2016 and 2015 is as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)
Balance as of January 1,	$116,064	$148,429
(Credit) expense incurred	(2,874)	2,258
Payments made	(25,829)	(38,920)
Interest accretion	4,293	4,297
Balance as of end of period	$91,654	$116,064
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

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$673,358	$579,927	$563,861

Weighted average units outstanding—basic	269,084	271,745	269,118
Dilutive effect of compensatory options to buy AB Holding Units	554	1,037	1,148
Weighted average units outstanding—diluted	269,638	272,782	270,266

Basic net income per AB Unit	$2.48	$2.11	$2.07
Diluted net income per AB Unit	$2.47	$2.10	$2.07
For the years ended December 31, 2016, 2015 and 2014, we excluded 2,873,106, 2,409,499 and 2,806,033 options, respectively, from the diluted net income per unit computation due to their anti-dilutive effect.
5. Cash and Securities Segregated Under Federal Regulations and Other Requirements
As of December 31, 2016 and 2015, $0.9 billion and $0.5 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.
One of our subsidiaries, which serves as the distributor of our U.S. mutual funds, maintains several special bank accounts for the exclusive benefit of customers. As of December 31, 2016 and 2015, $52.9 million and $55.4 million, respectively, of cash was segregated in these bank accounts.
6. Investments
Investments consist of:

	December 31,
	2016	2015
	(in thousands)
Available-for-sale	$45	$364
Trading:
Long-term incentive compensation-related	50,935	59,150
U.S. Treasury Bills	28,937	24,942
Seed capital	211,279	406,322
Equities	6,602	43,584
Exchange-traded options	3,106	5,910
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	16,826	19,004
Seed capital	23,704	20,082
Consolidated private equity fund	—	23,897
Private equity	45,278	48,761
Investments held by consolidated VIEs	550,850	—
Time deposits	70,097	9,906
Other	7,522	7,878
Total investments	$1,015,181	$669,800
Total investments related to long-term incentive compensation obligations of $67.8 million and $78.2 million as of December 31, 2016 and 2015, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in our services that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.
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

mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds, such as our consolidated venture capital fund, which holds technology, media, telecommunications, healthcare and clean-tech investments, and a third-party venture capital fund that invests in communications, consumer, digital media, healthcare and information technology markets. As of December 31, 2016 and 2015, our seed capital investments were $500.0 million and $478.0 million, respectively.
During the first quarter of 2016, we sold a private equity investment in which we owned a 7.6% equity interest. We expect to receive a total of $85.5 million in cash, subject to final transaction costs and working capital adjustments. During March 2016, the transaction closed and we received $74.8 million in cash, recorded a $10.7 million receivable for the balance retained in escrow for 18 months and recorded an investment gain of $75.3 million.
Our consolidated venture capital fund, previously consolidated under the voting interest entity model, is considered a consolidated VIE effective January 1, 2016 upon the adoption of ASU 2015-02.
Trading securities also include long positions in corporate equities, an exchange-traded fund and long exchange-traded options traded through our options desk.
The cost and fair value of available-for-sale investments held as of December 31, 2016 and 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2016:
Equity investments	$23	$—	$—	$23
Fixed income investments	22	2	(2)	22
	$45	$2	$(2)	$45

December 31, 2015:
Equity investments	$188	$2	$(9)	$181
Fixed income investments	197	2	(16)	183
	$385	$4	$(25)	$364
Proceeds from sales of available-for-sale investments were approximately $0.4 million, $4.2 million and $0.1 million in 2016, 2015 and 2014, respectively. Realized gains from our sales of available-for-sale investments were zero in 2016, $1.3 million in 2015 and zero in 2014. Realized losses from our sales of available-for-sale investments were zero in each of 2016, 2015 and 2014. We assess valuation declines to determine the extent to which such declines are fundamental to the underlying investment or attributable to temporary market-related factors. Based on our assessment as of December 31, 2016, we do not believe the declines are other than temporary.
The portion of trading gains (losses) related to trading securities held as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
	(in thousands)
Net gains (losses) recognized during the period	$7,030	$(27,246)
Less: net (losses) gains recognized during the period on trading securities sold during the period	(11,294)	5,812
Unrealized gains (losses) recognized during the period on trading securities held	$18,324	$(33,058)

7. Derivative Instruments
We enter into various futures, forwards, options and swaps to economically hedge certain seed capital investments. Also, we have currency forwards that economically hedge certain balance sheet exposures. In addition, our options desk trades long and short exchange-traded equity options. We do not hold any derivatives designated in a formal hedge relationship under Accounting Standards Codification (“ASC”) 815-10, Derivatives and Hedging.
The notional value, fair value and gains and losses recognized in investment gains (losses) as of December 31, 2016 and 2015 for derivative instruments (excluding derivative instruments relating to our options desk trading activities and consolidated VIEs discussed below) not designated as hedging instruments were as follows:

	Notional Value	Derivative Assets	Derivative Liabilities	Gains (Losses)
	(in thousands)
December 31, 2016
Exchange-traded futures	$103,108	$1,224	$1,092	$(2,754)
Currency forwards	180,820	4,541	4,711	(2,028)
Interest rate swaps	40,664	940	897	(572)
Credit default swaps	45,108	1,205	905	(1,338)
Option swaps	—	—	—	(70)
Total return swaps	90,043	503	1,044	(8,766)
Total derivatives	$459,743	$8,413	$8,649	$(15,528)
December 31, 2015
Exchange-traded futures	$160,755	$1,539	$2,651	$8,572
Currency forwards	262,873	4,604	4,077	7,445
Interest rate swaps	65,484	2,945	3,745	(443)
Credit default swaps	29,421	2,089	774	(253)
Option swaps	24	9	2	11
Total return swaps	146,001	1,402	972	(160)
Total derivatives	$664,558	$12,588	$12,221	$15,172
As of December 31, 2016 and 2015, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our consolidated statements of financial condition. Gains and losses on derivative instruments are reported in investment gains and losses on the consolidated statements of income.
We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of December 31, 2016 and 2015, we held $0.8 million and $1.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our consolidated statements of financial condition.
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
Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty's credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our AUM, falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of December 31, 2016 and 2015, we delivered $6.2 million and $12.8 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our consolidated statements of financial condition.
As of December 31, 2016 and 2015, we held $3.1 million and $5.9 million, respectively, of long exchange-traded equity options, which are classified as trading investments and included in our other investments on our consolidated statements of financial condition. In addition, as of December 31, 2016 and 2015, we had $0.7 million and $0.8 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client's transaction. Our options desk hedges the risk associated with this activity by taking offsetting positions in equities. For the years ended December 31, 2016 and 2015, respectively, we recognized $27.6 million and $65.0 million, respectively, of losses on equity options activity. These losses are recognized in investment gains (losses) in the consolidated statements of income.
As of December 31, 2016, our consolidated VIEs held $2.9 million (net) of futures, forwards and swaps within their portfolios. For the year ended December 31, 2016, we recognized $0.8 million of gains on these derivative positions. These gains are recognized in the investment gains (losses) in the consolidated statements of income. As of December 31, 2016, the consolidated VIEs held $0.5 million of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated VIEs in our consolidated statements of financial condition. As of December 31, 2016, the consolidated VIEs delivered $3.3 million of cash collateral into brokerage accounts. The consolidated VIEs report this cash collateral in the consolidated VIEs cash and cash equivalents in our consolidated statements of financial condition.
8. Offsetting Assets and Liabilities
Offsetting of assets as of December 31, 2016 and 2015 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Collateral Received	Net Amount
	(in thousands)
December 31, 2016
Securities borrowed	$82,814	$—	$82,814	$—	$(82,814)	$—
Derivatives	$8,413	$—	$8,413	$—	$(810)	$7,603
Derivatives held by consolidated VIEs	$4,997	$—	$4,997	$—	$(461)	$4,536
Long exchange-traded options	$3,106	$—	$3,106	$—	$—	$3,106
December 31, 2015
Securities borrowed	$75,274	$—	$75,274	$—	$(75,274)	$—
Derivatives	$12,588	$—	$12,588	$—	$(1,518)	$11,070
Long exchange-traded options	$5,910	$—	$5,910	$—	$—	$5,910

Offsetting of liabilities as of December 31, 2016 and 2015 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Collateral Pledged	Net Amount
	(in thousands)
December 31, 2016
Securities loaned	$—	$—	$—	$—	$—	$—
Derivatives	$8,649	$—	$8,649	$—	$(6,239)	$2,410
Derivatives held by consolidated VIEs	$2,081	$—	$2,081	$—	$(2,081)	$—
Short exchange-traded options	$692	$—	$692	$—	$—	$692
December 31, 2015
Securities loaned	$9,518	$—	$9,518	$—	$(9,518)	$—
Derivatives	$12,221	$—	$12,221	$—	$(12,221)	$—
Short exchange-traded options	$843	$—	$843	$—	$—	$843
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Valuation of our financial instruments by pricing observability levels as of December 31, 2016 and 2015 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total

December 31, 2016:
Money markets	$107,250	$—	$—	$107,250
U.S. Treasury Bills	—	922,126	—	922,126
Available-for-sale
Equity securities	23	—	—	23
Fixed income securities	22	—	—	22
Trading
Equity securities	158,316	17,785	110	176,211
Fixed income securities	80,473	11,107	—	91,580
Long exchange-traded options	3,106	—	—	3,106
Derivatives	1,224	7,189	—	8,413
Private equity	—	—	4,913	4,913
Consolidated VIEs
Investments	341,830	203,197	5,741	550,768
Derivatives	58	1,739	—	1,797
Total assets measured at fair value	$692,302	$1,163,143	$10,764	$1,866,209

Securities sold not yet purchased
Short equities – corporate	$40,252	$—	$—	$40,252
Short exchange-traded options	692	—	—	692
Derivatives	1,092	7,557	—	8,649
Consolidated VIEs
Short equities	248,419	—	—	248,419
Derivatives	48	2,033	—	2,081
Contingent payment arrangements	—	—	17,589	17,589
Total liabilities measured at fair value	$290,503	$9,590	$17,589	$317,682

December 31, 2015:
Money markets	$116,445	$—	$—	$116,445
U.S. Treasury Bills	—	485,121	—	485,121
Available-for-sale
Equity securities	181	—	—	181
Fixed income securities	183	—	—	183
Trading
Equity securities	325,248	874	113	326,235
Fixed income securities	170,244	12,532	—	182,776
Long exchange-traded options	5,910	—	—	5,910
Derivatives	1,539	11,049	—	12,588
Private equity	14,305	—	16,035	30,340
Total assets measured at fair value	$634,055	$509,576	$16,148	$1,159,779

Securities sold not yet purchased
Short equities – corporate	$15,254	$—	$—	$15,254
Short exchange-traded options	843	—	—	843
Derivatives	2,651	9,570	—	12,221
Contingent payment arrangements	—	—	31,399	31,399
Total liabilities measured at fair value	$18,748	$9,570	$31,399	$59,717
Included in Note 6, Investments, but excluded in the above fair value table, are the following investments:
• Limited partnership hedge funds, which are recorded using the equity method of accounting;
• One private equity investment ($10.2 million as of December 31, 2015; sold in the first quarter of 2016), which was recorded using the cost method of accounting;
• Other investments, which primarily include miscellaneous investments recorded using the cost or equity method of accounting and long-term deposits; and
• One private equity investment ($40.4 million and $32.0 million as of December 31, 2016 and 2015, respectively) which is measured at fair value using NAV (or its equivalent) as a practical expedient.
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

•
Equity and fixed income securities: Our equity and fixed income securities consist principally of company-sponsored mutual funds with NAVs and various separately-managed portfolios consisting primarily of equity and fixed income securities with quoted prices in active markets, which are included in Level 1 of the valuation hierarchy. In addition, some securities are valued based on observable inputs from recognized pricing vendors, which are included in Level 2 of the valuation hierarchy.

•
Derivatives: We hold exchange-traded futures with counterparties that are included in Level 1 of the valuation hierarchy. In addition, we hold currency forward contracts, interest rate swaps, credit default swaps, option swaps and total return swaps with counterparties that are valued based on observable inputs from recognized pricing vendors, which are included in Level 2 of the valuation hierarchy.

•	Options: We hold long exchange-traded options that are included in Level 1 of the valuation hierarchy.

•
Private equity: As of December 31, 2015, private equity investments include the investments of our consolidated venture capital fund and our investment in a private equity energy fund. As of December 31, 2016, the consolidated venture capital fund is classified as a consolidated VIE (see Note 2) and is discussed separately below; our investment in a private equity energy fund remains. Generally, the valuation of private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation, including current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlooks, and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. For these reasons, which make the fair value of private equity investments unobservable, equity investments are included in Level 3 of the valuation hierarchy.

•	Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.

•
Contingent payment arrangements: Contingent payment arrangements relate to contingent payment liabilities associated with acquisitions in 2010, 2013, 2014 and 2016. At each reporting date, we estimate the fair values of the contingent consideration expected to be paid upon probability-weighted AUM and revenue projections, using observable market data inputs, which are included in Level 3 of the valuation hierarchy.

•
Investments of consolidated VIEs: During 2016, subsequent to the initial adoption of ASU 2015-02, we consolidated six additional investment funds that were classified as VIEs in which we have a controlling interest and deconsolidated a VIE of which we were no longer the primary beneficiary. Currently, seven of our consolidated VIEs are open-end Luxembourg funds investing in (i) high yield debt issued by U.S. corporations and related derivatives, (ii) fixed income securities issued by Asia-Pacific issuers and related derivatives, and (iii) equity securities, including common and preferred stocks, convertible securities, depositary receipts and securities of real estate investment trusts; currencies and currency-related instruments; pooled investment vehicles; and financial derivative instruments, such as options, futures, forwards, swaps and commodity index-related instruments. Also, we consolidated one hedge fund which invests in a wide range of U.S. and non-U.S. securities and other financial instruments. In addition, our venture capital fund, which is classified as a consolidated VIE effective January 1, 2016, holds both private equity investments as well as private equity investments that became publicly-traded. The investments and derivatives held by the consolidated VIEs are included in Levels 1, 2 and 3 of the valuation hierarchy. During the third quarter of 2016, one of our private securities went public and $23.6 million was transferred from a Level 3 to a Level 1 classification.

The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as private equity investments, trading equity securities and investments held by our consolidated VIEs, is as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Balance as of beginning of period	$16,148	$27,813
Transfers out	(23,566)	(26)
Activity related to consolidated VIEs	19,772	—
Purchases	—	195
Sales	—	(14,178)
Realized gains, net	—	1,983
Unrealized (losses) gains, net	(1,590)	361
Balance as of end of period	$10,764	$16,148
Transfers into and out of all levels of the fair value hierarchy are reflected at end-of-period fair values. Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the consolidated statements of income.

As of December 31, 2016 and 2015, we have an investment in a private equity fund focused exclusively on the energy sector (fair value of $4.9 million and $6.5 million, respectively) that is classified as Level 3. This investment’s valuation is based on a market approach, considering recent transactions in the fund and the industry.
Our consolidated venture capital fund, which is classified as a consolidated VIE in 2016 and a private equity investment in 2015, holds no Level 3 investments as of December 31, 2016. Quantitative information about our consolidated venture capital fund Level 3 fair value measurements as of December 31, 2015 was as follows:

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
As of December 31, 2016, five of our consolidated VIEs that are open-end Luxembourg funds hold $5.7 million of investments that are classified as Level 3. They primarily consist of corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Balance as of beginning of period	$31,399	$42,436
Addition	11,893	—
Accretion	1,237	1,770
Changes in estimates	(21,482)	(7,211)
Payments	(5,458)	(5,596)
Balance as of end of period	$17,589	$31,399
During 2016, we recorded a change in estimate of the contingent consideration payable relating to our 2010 acquisition of $2.2 million. Additionally, we had recorded a contingent consideration payable for our 2013 acquisition relating to contingent value rights ("CVRs"). The CVRs would have entitled the shareholders to an additional $4 per share if the assets under management in the acquired investment services exceeded $5 billion on or before the third anniversary of the acquisition date (December 12, 2016). The target was not met and, as a result, we reversed the contingent consideration payable of $19.3 million.
As of December 31, 2016, the three acquisition-related contingent consideration liabilities recorded have a combined fair value of $17.6 million and are valued using a projected AUM weighted average growth rate of 18% for one acquisition, and revenue growth rates and discount rates ranging from 4% to 31% and 1.4% to 6.4%, respectively, for the three acquisitions.

As of December 31, 2015, the three acquisition-related contingent consideration liabilities recorded had a combined fair value of $31.4 million and were valued using a projected AUM weighted average growth rate of 46%, a revenue growth rate of 43% and discount rates ranging from 3.0% to 6.4%. During 2015, we recorded changes in estimates of the contingent consideration payable relating to recent acquisitions of $7.2 million.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the years ended December 31, 2016 or 2015.
10. Furniture, Equipment and Leasehold Improvements, Net
Furniture, equipment and leasehold improvements, net consist of:

	December 31,
	2016	2015
	(in thousands)
Furniture and equipment	$535,890	$529,488
Leasehold improvements	247,121	258,280
	783,011	787,768
Less: Accumulated depreciation and amortization	(623,447)	(627,408)
Furniture, equipment and leasehold improvements, net	$159,564	$160,360
Depreciation and amortization expense on furniture, equipment and leasehold improvements were $29.4 million, $29.0 million and $36.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
During 2016, 2015 and 2014, we recorded $17.7 million, $1.0 million and $0.1 million, respectively, in pre-tax real estate charges. Included in the 2014 charge was $5.5 million of leasehold improvements, furniture and equipment we wrote off related to the respective spaces. See Note 3 for further discussion of the real estate charges.
11. Deferred Sales Commissions, Net

The components of deferred sales commissions, net for the years ended December 31, 2016 and 2015 were as follows (excluding amounts related to fully amortized deferred sales commissions):

	December 31,
	2016	2015
	(in thousands)
Carrying amount of deferred sales commissions	$903,252	$970,671
Less: Accumulated amortization	(565,681)	(606,963)
Cumulative CDSC received	(273,681)	(264,638)
Deferred sales commissions, net	$63,890	$99,070

Amortization expense was $41.1 million, $49.1 million and $41.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated future amortization expense related to the December 31, 2016 net asset balance, assuming no additional CDSC is received in future periods, is as follows (in thousands):

2017	$32,206
2018	21,092
2019	7,688
2020	2,864
2021	36
2022	4
$63,890

12. Debt
As of December 31, 2016 and 2015, AB had $513.0 million and $581.7 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 0.9% and 0.5%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during 2016 and 2015 were $422.9 million and $387.9 million, respectively, with weighted average interest rates of approximately 0.6% and 0.3%, respectively.
AB has a $1.0 billion committed, unsecured senior revolving credit facility (“Credit Facility”) with a group of commercial banks and other lenders, which matures on October 22, 2019. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $250.0 million; any such increase is subject to the consent of the affected lenders. The Credit Facility is available for AB and Sanford C. Bernstein & Co., LLC ("SCB LLC") business purposes, including the support of AB’s $1.0 billion commercial paper program. Both AB and SCB LLC can draw directly under the Credit Facility and management may draw on the Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Credit Facility.
The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including, restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2016, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.
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
As of December 31, 2016 and 2015, we had no amounts outstanding under the Credit Facility. During 2016 and 2015, we did not draw upon the Credit Facility.
On December 1, 2016, AB entered into a $200.0 million, unsecured 364-day senior revolving credit facility (the “Revolver”) with a leading international bank and the other lending institutions that may be party thereto. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants which are identical to those of the Credit Facility. As of December 31, 2016, we had no amounts outstanding under the Revolver and the average daily borrowings for 2016 were $7.3 million, with a weighted average interest rate of 1.6%.
In addition, SCB LLC has four uncommitted lines of credit with four financial institutions. Three of these lines of credit permit us to borrow up to an aggregate of approximately $225.0 million, with AB named as an additional borrower, while one line has no stated limit. As of December 31, 2016 and 2015, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during 2016 and 2015 were $4.4 million and $3.9 million, respectively, with weighted average interest rates of approximately 1.1% and 1.2%, respectively.

13. Commitments and Contingencies
Operating Leases
We lease office space, furniture and office equipment under various operating leases. The future minimum payments under non-cancelable leases, sublease commitments and related payments we are obligated to make, net of sublease commitments of third party lessees to make payments to us, as of December 31, 2016, are as follows:

	Payments	Sublease Receipts	Net Payments
	(in millions)
2017	$138.3	$43.3	$95.0
2018	132.3	44.2	88.1
2019	125.9	43.6	82.3
2020	105.7	27.2	78.5
2021	99.2	25.8	73.4
2022 and thereafter	291.0	66.8	224.2
Total future minimum payments	$892.4	$250.9	$641.5
Office leases contain escalation clauses that provide for the pass through of increases in operating expenses and real estate taxes. Rent expense, which is amortized on a straight-line basis over the life of the lease, was $68.1 million, $70.7 million and $73.0 million, respectively, for the years ended December 31, 2016, 2015 and 2014, net of sublease income of $2.5 million, $2.9 million and $3.3 million, respectively, for the years ended December 31, 2016, 2015 and 2014. See Note 3 for further discussion of the real estate charges.
Legal Proceedings
During the first quarter of 2012, we received a legal letter of claim (“Letter of Claim”) sent on behalf of Philips Pension Trustees Limited and Philips Electronics U.K. Limited (“Philips”), a former pension fund client, alleging that AllianceBernstein Limited (one of our subsidiaries organized in the U.K.) was negligent and failed to meet certain applicable standards of care with respect to the initial investment in, and management of, a £500 million portfolio of U.S. mortgage-backed securities. Philips alleged damages ranging between $177 million and $234 million, plus compound interest on an alleged $125 million of realized losses in the portfolio. On January 2, 2014, Philips filed a claim form in the High Court of Justice in London, England, which formally commenced litigation with respect to the allegations in the Letter of Claim.
By agreement dated November 28, 2016, the terms of which are confidential, this matter was settled. Our contribution to the settlement amount was paid by our relevant insurance carriers.
In addition to the matter discussed immediately above, we may be involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which may allege significant damages.
In management’s opinion, an adequate accrual has been made as of December 31, 2016 to provide for any probable losses regarding any litigation matters for which we can reasonably estimate an amount of loss. It is reasonably possible that we could incur additional losses pertaining to these matters, but currently we cannot estimate any such additional losses.
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
Other
During 2009, we entered into a subscription agreement, under which we committed to invest up to $35.0 million, as amended in 2011, in a venture capital fund over a six-year period. As of December 31, 2016, we had funded $33.5 million of this commitment.

During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of December 31, 2016, we had funded $20.5 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $28.0 million, as amended in 2015, in the Real Estate Fund II. As of December 31, 2016, we had funded $3.8 million of this commitment.
During 2012, we entered into an investment agreement under which we committed to invest up to $8.0 million in an oil and gas fund over a three-year period, as amended. As of December 31, 2016, we had funded $6.2 million of this commitment.
14. Net Capital
SCB LLC is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the U.S. Securities and Exchange Commission ("SEC"). SCB LLC computes its net capital under the alternative method permitted by the applicable rule, which requires that minimum net capital, as defined, equals the greater of $1 million or two percent of aggregate debit items arising from customer transactions, as defined. As of December 31, 2016, SCB LLC had net capital of $214.3 million, which was $184.2 million in excess of the minimum net capital requirement of $30.1 million. Advances, dividend payments and other equity withdrawals by SCB LLC are restricted by regulations imposed by the SEC, the Financial Industry Regulatory Authority, Inc., and other securities agencies.
Our U.K.-based broker-dealer is a member of the London Stock Exchange. As of December 31, 2016, it was subject to financial resources requirements of $22.7 million imposed by the Financial Conduct Authority of the United Kingdom and had aggregate regulatory financial resources of $43.6 million, an excess of $20.9 million.
AllianceBernstein Investments, Inc., another one of our subsidiaries and the distributor and/or underwriter for certain company-sponsored mutual funds, is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the SEC. As of December 31, 2016, it had net capital of $56.5 million, which was $56.2 million in excess of its required net capital of $0.3 million.
Many of our subsidiaries around the world are subject to minimum net capital requirements by the local laws and regulations to which they are subject. As of December 31, 2016, each of our subsidiaries subject to a minimum net capital requirement satisfied the applicable requirement.
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
In accordance with industry practice, we record customer transactions on a settlement date basis, which generally was three business days after trade date for our U.S. operations and two business days after trade date for our U.K. operations. We are exposed to risk of loss on these transactions in the event of the customer’s or broker’s inability to meet the terms of their contracts, in which case we may have to purchase or sell financial instruments at prevailing market prices. The risks we assume in connection with these transactions are not expected to have a material adverse effect on our financial condition or results of operations.
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
We enter into various futures, forwards, options and swaps primarily to economically hedge certain of our seed money investments. We may be exposed to credit losses in the event of nonperformance by counterparties to these derivative financial instruments. See Note 7, Derivative Instruments for further discussion.
16. Qualified Employee Benefit Plans
We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes. Aggregate contributions for 2016, 2015 and 2014 were $14.3 million, $14.2 million and $13.5 million, respectively.
We maintain several defined contribution plans for foreign employees working for our subsidiaries in the United Kingdom, Australia, Japan and other locations outside the United States. Employer contributions generally are consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $6.8 million, $7.9 million and $7.3 million in 2016, 2015 and 2014, respectively.
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
Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not greater than the maximum amount we can deduct for federal income tax purposes. We did not make a contribution to the Retirement Plan during 2016. We currently estimate that we will contribute $4.0 million to the Retirement Plan during 2017. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, has not determined the amount, if any, of additional future contributions that may be required.
The Retirement Plan’s projected benefit obligation, fair value of plan assets, and funded status (amounts recognized in the consolidated statements of financial condition) were as follows:

	Years Ended December 31,
	2016	2015
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$107,784	$113,733
Interest cost	4,972	4,816
Plan amendments	—	827
Actuarial loss (gain)	1,794	(6,698)
Benefits paid	(3,235)	(4,894)
Projected benefit obligation at end of year	111,315	107,784
Change in plan assets:
Plan assets at fair value at beginning of year	86,292	90,320
Actual return on plan assets	3,642	866
Employer contribution	—	—
Benefits paid	(3,235)	(4,894)
Plan assets at fair value at end of year	86,699	86,292
Funded status	$(24,616)	$(21,492)
Effective December 31, 2015, the Retirement Plan was amended to change the actuarial basis used for converting a life annuity benefit to optional forms of payment and converting benefits payable at age 65 to earlier commencement dates. This prior service cost will be amortized over future years.

The amounts recognized in other comprehensive income (loss) for the Retirement Plan for 2016, 2015 and 2014 were as follows:

	2016	2015	2014
	(in thousands)
Unrecognized net (loss) gain from experience different from that assumed and effects of changes and assumptions	$(3,115)	$2,882	$(20,803)
Prior service cost	93	(895)	—
	(3,022)	1,987	(20,803)
Income tax (expense) benefit	(10)	(99)	232
Other comprehensive (loss) income	$(3,032)	$1,888	$(20,571)
The loss of $3.0 million recognized in 2016 primarily was due to expected earnings on plan assets exceeding actual earnings ($1.8 million) and changes in the discount rate and lump sum interest rates ($3.5 million), offset by changes in the mortality assumption ($1.7 million). The gain of $1.9 million recognized in 2015 primarily was due to changes in the discount rate and lump sum interest rates ($5.6 million) and changes in the mortality assumption ($1.4 million), offset by expected earnings on plan assets exceeding actual earnings ($5.3 million). The loss of $20.6 million recognized in 2014 primarily was due to changes in the discount rate ($12.0 million) and changes in the mortality assumption ($7.5 million).
Foreign retirement plans and an individual's retirement plan maintained by AB are not material to AB's consolidated financial statements. As such, disclosure for these plans is not necessary. The reconciliation of the 2016 amounts recognized in other comprehensive income for the Retirement Plan as compared to the consolidated statement of comprehensive income ("OCI Statement") is as follows:

	Retirement Plan	Retired Individual Plan	Foreign Retirement Plans	OCI Statement
	(in thousands)
Recognized actuarial (loss) gain	$(3,115)	$22	$50	$(3,043)
Amortization of prior service cost	93	—	—	93
Changes in employee benefit related items	(3,022)	22	50	(2,950)
Income tax (expense) benefit	(10)	(1)	(11)	(22)
Employee benefit related items, net of tax	$(3,032)	$21	$39	$(2,972)
The amounts included in accumulated other comprehensive income (loss) for the Retirement Plan as of December 31, 2016 and 2015 were as follows:

	2016	2015
	(in thousands)
Unrecognized net loss from experience different from that assumed and effects of changes and assumptions	$(46,430)	$(43,314)
Prior service cost	(803)	(895)
	(47,233)	(44,209)
Income tax benefit	457	468
Accumulated other comprehensive loss	$(46,776)	$(43,741)
The amortization period over which we are amortizing the loss for the Retirement Plan from accumulated other comprehensive income is 36 years. The estimated prior service cost and amortization of loss for the Retirement Plan that will be amortized from accumulated other comprehensive income over the next year are $23,959 and $1.1 million, respectively.
The accumulated benefit obligation for the plan was $111.3 million and $107.8 million, respectively, as of December 31, 2016 and 2015.

The discount rates used to determine benefit obligations as of December 31, 2016 and 2015 (measurement dates) were 4.55% and 4.75%, respectively.
Benefit payments are expected to be paid as follows (in thousands):

2017	$4,302
2018	5,545
2019	6,048
2020	5,109
2021	5,872
2022-2026	37,837
Net (benefit) expense under the Retirement Plan consisted of:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Interest cost on projected benefit obligations	$4,972	$4,816	$4,895
Expected return on plan assets	(5,407)	(6,176)	(6,493)
Amortization of prior service cost	24	—	—
Recognized actuarial loss	959	979	490
Net pension (benefit) expense	$548	$(381)	$(1,108)
Actuarial computations used to determine net periodic costs were made utilizing the following weighted-average assumptions:

	Years Ended December 31,
	2016	2015	2014
Discount rate on benefit obligations	4.75%	4.3%	5.3%
Expected long-term rate of return on plan assets	6.5	7.0	7.5
In developing the expected long-term rate of return on plan assets of 6.5%, management considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class.
As of December 31, 2016, the mortality projection assumption has been updated to use the generational MP-2016 improvement scale. Previously, mortality was projected generationally using the MP-2015 improvements scale. The base mortality assumption remains at the RP-2014 white-collar mortality table for males and females adjusted back to 2006 using the MP-2014 improvement scale.
It is expected that the Internal Revenue Service (“IRS”) will update the mortality tables used to determine lump sums. As the current IRS mortality tables have been published for plan years through 2017, updated tables will not be effective before 2018. For fiscal year-end 2016, we reflected current IRS tables through 2017. We assumed that the most recent mortality tables published by the Society of Actuaries will be adopted by the IRS for lump sum payments projected to begin in 2018 and later.
The Retirement Plan’s asset allocation percentages consisted of:

	December 31,
	2016	2015
Equity	61%	56%
Debt securities	18	24
Other	21	20
	100%	100%

The guidelines regarding allocation of assets are formalized in the Investment Policy Statement adopted by the Investment Committee for the Retirement Plan. The objective of the investment program is to enhance the portfolio of the Retirement Plan through total return (capital appreciation and income), thereby promoting the ongoing ability of the plan to meet future liabilities and obligations, while minimizing the need for additional contributions. The guidelines specify an allocation weighting of 30% to 60% for return seeking investments (target of 40%), 10% to 30% for risk mitigating investments (target of 15%), 0% to 25% for diversifying investments (target of 17%) and 18% to 38% for dynamic asset allocation (target of 28%). Investments in mutual funds, hedge funds (and other alternative investments), and other commingled investment vehicles are permitted under the guidelines. Investments are permitted in overlay portfolios (regulated mutual funds), which are designed to manage short-term portfolio risk and mitigate the effect of extreme outcomes by varying the asset allocation of a portfolio.
See Note 9, Fair Value for a description of how we measure the fair value of our plan assets.
The valuation of our Retirement Plan assets by pricing observability levels as of December 31, 2016 and 2015 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2016:
Cash	$344	$—	$—	$344
Fixed income mutual funds	21,441	—	—	21,441
Equity mutual fund	25,037	—	—	25,037
Equity securities	20,690	—	—	20,690
Total assets in the fair value hierarchy	67,512	—	—	67,512
Investments measured at net assets value	—	—	—	19,187
Investments at fair value	$67,512	$—	$—	$86,699

December 31, 2015:
Cash	$445	$—	$—	$445
Fixed income mutual funds	21,555	—	—	21,555
Equity mutual fund	23,603	—	—	23,603
Equity securities	21,586	—	—	21,586
Total assets in the fair value hierarchy	67,189	—	—	67,189
Investments measured at net assets value	—	—	—	19,103
Investments at fair value	$67,189	$—	$—	$86,292
The Retirement Plan’s investments include the following:

•
two fixed income mutual funds, each of which seeks to generate income consistent with preservation of capital. One mutual fund invests in a portfolio of fixed income securities of U.S. and non-U.S. companies and U.S. and non-U.S. government securities and supranational entities, including lower-rated securities, while the second fund invests in a broad range of fixed income securities in both developed and emerging markets with a range of maturities from short- to long-term;

•
three equity mutual funds, one of which invests primarily in a diversified portfolio of equity securities of small- to mid-capitalization U.S. companies, the second which invests primarily in a diversified portfolio of equity securities with relatively smaller capitalizations as compared to the overall U.S market, and the third which primarily invests in equity securities of small capitalization companies or other securities or instruments with similar economic characteristics;

•
separate equity and fixed income mutual funds, which seek to moderate the volatility of equity and fixed income oriented asset allocation over the long term, as part of the overall asset allocation managed by AB;

•
a multi-style, multi-cap integrated portfolio adding U.S. equity diversification to its value and growth equity selections, designed to deliver a long-term premium to the S&P 500 with greater consistency across a range of market environments; and

•
investments measured at net asset value, including two equity private investment trusts, one of which invests primarily in equity securities of non-U.S. companies located in emerging market countries, and the other of which invests in equity securities of established non-U.S. companies located in the countries comprising the MSCI EAFE Index, plus Canada; and a hedge fund that seeks to provide attractive risk-adjusted returns over full market cycles with less volatility than the broad equity markets by allocating all or substantially all of its assets among portfolio managers through portfolio funds that employ a broad range of investment strategies.

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
Under the Incentive Compensation Program, we made awards in 2016, 2015 and 2014 aggregating $157.8 million, $178.8 million and $176.5 million, respectively. The amounts charged to employee compensation and benefits for the years ended December 31, 2016, 2015 and 2014 were $153.8 million, $171.7 million and $173.2 million, respectively.
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
As of December 31, 2016, 356,989 options to buy AB Holding Units had been granted and 51,944,758 AB Holding Units, net of forfeitures, were subject to other AB Holding Unit awards made under the 2010 Plan or an equity compensation plan with similar terms that expired in 2010. AB Holding Unit-based awards (including options) in respect of 7,698,253 AB Holding Units were available for grant as of December 31, 2016. We intend to seek approval from our unitholders in 2017 for a new long-term incentive plan.
Options granted to employees generally are exercisable at a rate of 20% of the AB Holding Units subject to such options on each of the first five anniversary dates of the date of grant; options granted to Eligible Directors generally are exercisable at a rate of 33.3% of the AB Holding Units subject to such options on each of the first three anniversary dates of the date of grant. Restricted AB Holding Units awarded to our CEO pursuant to his employment agreements (as described below under “Restricted AB Holding Unit Awards”) vest ratably over his employment term. Restricted AB Holding Units awarded under the

Incentive Compensation Program vest 25% on December 1st of each of the four years immediately subsequent to the year in which the award is granted.
Option Awards
Options to buy AB Holding Units (including grants to Eligible Directors) were granted as follows: 54,546 options were granted during 2016, 29,056 options were granted during 2015 and 25,106 options were granted during 2014. The weighted average fair value of options to buy AB Holding Units granted during 2016, 2015 and 2014 was $2.75, $4.13 and $4.78, respectively, on the date of grant, determined using the Black-Scholes option valuation model with the following assumptions:

	2016	2015	2014
Risk-free interest rate	1.3%	1.5%	1.5%
Expected cash distribution yield	7.1%	7.1%	8.4%
Historical volatility factor	31.0%	32.1%	48.9%
Expected term	6.0 years	6.0 years	6.0 years
Due to a lack of sufficient historical data, we have chosen to use the simplified method to calculate the expected term of options.

The activity in our option plan during 2016 is as follows:

	Options to Buy AB Holding Units	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	5,398,471	$47.59	2.9
Granted	54,546	22.64
Exercised	(358,262)	17.05
Forfeited	—	—
Expired	(9,712)	65.02
Outstanding as of December 31, 2016	5,085,043	49.45	2.0	$—
Exercisable as of December 31, 2016	4,700,909	47.58	1.9	—
Vested or expected to vest as of December 31, 2016	5,085,043	49.45	2.0	—
The aggregate intrinsic value as of December 31, 2016 of options outstanding, exercisable and expected to vest is negative, and is therefore presented as zero in the table above. The total intrinsic value of options exercised during 2016, 2015 and 2014 was $2.1 million, $7.0 million and $9.1 million, respectively.
Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the options awarded (determined using the Black-Scholes option valuation model) and is recognized over the required service period. We recorded compensation expense (credit) relating to option grants of $0.2 million, $0.1 million and $(0.3) million, respectively, for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, there was no compensation expense related to unvested option grants not yet recognized in the consolidated statement of income.
Restricted AB Holding Unit Awards
In 2016, 2015 and 2014, the Board granted restricted AB Holding Unit awards to Eligible Directors. These AB Holding Units give the Eligible Directors, in most instances, all the rights of other AB Holding Unitholders subject to such restrictions on transfer as the Board may impose. We awarded 46,382, 26,468 and 31,320 restricted AB Holding Units, respectively, in 2016, 2015 and 2014 with grant date fair values per restricted AB Holding Unit of $22.64 in 2016, $31.74 in 2015 and $22.99 in 2014. All of the restricted AB Holding Units are delivered as soon as administratively feasible after the third anniversary of grant date or sooner if a director leaves the Board for any reason other than “cause”, as defined in the applicable award agreement. We fully expensed these awards on each grant date, as there is no service requirement. We recorded compensation expense relating to these awards of $1.1 million, $0.8 million and $0.7 million, respectively, for the years ended December 31, 2016, 2015 and 2014.
In connection with the commencement of Mr. Kraus’s employment as our Chief Executive Officer ("CEO") on December 19, 2008, he was granted 2.7 million restricted AB Holding Units with a grant date fair value per Unit of $19.20. Mr. Kraus’s restricted AB Holding Units vested ratably on each of the first five anniversaries of December 19, 2008, commencing December 19, 2009, subject to his continued employment by AB on the vesting dates. During June 2012, Mr. Kraus entered into an agreement (“Kraus Employment Agreement”) pursuant to which Mr. Kraus continues to serve as our CEO. The Kraus Employment Agreement commenced on January 3, 2014 and terminates on January 2, 2019 (“Employment Term”), unless it is terminated earlier in accordance with its terms. In connection with the signing of the Kraus Employment Agreement, Mr. Kraus was granted an additional 2.7 million restricted AB Holding Units, vesting ratably over the Employment Term. Under US GAAP, the compensation expense for the AB Holding Unit award under the Kraus Employment Agreement of $33.1 million (based on the $12.17 grant date AB Holding Unit price) must be amortized on a straight-line basis over 6.5 years, beginning on the grant date. We recorded compensation expense relating to the CEO restricted AB Holding Unit grants of $5.1 million for each of the years ended December 31, 2016, 2015 and 2014.
Under the Incentive Compensation Program, we awarded 6.1 million restricted AB Holding Units in 2016 (substantially all of which were restricted AB Holding Units in December for the 2016 year-end awards as well as minimal restricted AB Holding Units granted during the year relating to the 2015 year-end awards), 7.2 million restricted AB Holding Units in 2015 (which included 7.0 million restricted AB Holding Units in December for the 2015 year-end awards and 0.2 million additional restricted AB Holding Units granted during the year relating to the 2014 year-end awards) and 6.8 million restricted AB Holding Units in 2014 (which included 6.6 million restricted AB Holding Units in December for the 2014 year-end awards and

0.2 million additional restricted AB Holding Units granted during the year relating to the 2013 year-end awards) with grant date fair values per restricted AB Holding Unit of $19.45 and $23.20 in 2016, $23.02 and $24.24 in 2015 and $21.67 and $24.24 in 2014.
We also award restricted AB Holding Units in connection with certain employment and separation agreements with vesting schedules ranging between two and five years. The fair value of the restricted AB Holding Units is amortized over the required service period as employee compensation expense. We awarded 1.0 million, 0.2 million and 0.7 million restricted AB Holding Units in 2016, 2015 and 2014, respectively, with grant date fair values per restricted AB Holding Unit ranging between $18.67 and $25.34 in 2016, $25.36 and $32.71 in 2015 and $21.07 and $27.40 in 2014. We recorded compensation expense relating to restricted AB Holding Unit grants in connection with certain employment and separation agreements of $11.2 million, $9.9 million and $13.2 million, respectively, for the years ended December 31, 2016, 2015 and 2014.
Changes in unvested restricted AB Holding Units during 2016 are as follows:

	AB Holding Units	Weighted Average Grant Date Fair Value per AB Holding Unit
Unvested as of December 31, 2015	19,779,814	$22.05
Granted	7,085,482	23.14
Vested	(7,384,528)	21.58
Forfeited	(334,727)	24.05
Unvested as of December 31, 2016	19,146,041	22.60
The total grant date fair value of restricted AB Holding Units that vested during 2016, 2015 and 2014 was $159.4 million, $156.4 million and $170.9 million, respectively. As of December 31, 2016, the 19,146,041 unvested restricted AB Holding Units consist of 16,272,607 restricted AB Holding Units that do not have a service requirement and have been fully expensed on the grant date and 2,873,434 restricted AB Holding Units that have a service requirement and will be expensed over the required service period. As of December 31, 2016, there was $39.1 million of compensation expense related to unvested restricted AB Holding Unit awards granted and not yet recognized in the consolidated statement of income. We expect to recognize the expense over a weighted average period of 2.6 years.
18. Units Outstanding
Changes in AB Units outstanding for the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
Outstanding as of January 1,	272,301,827	273,040,452
Options exercised	358,262	541,073
Units issued	4,455,944	4,600,583
Units retired	(8,222,499)	(5,880,281)
Outstanding as of December 31,	268,893,534	272,301,827
During 2016 and 2015, we purchased 15,998 and 26,111 AB Units, respectively, in private transactions and retired them.
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
In order to preserve AB’s status as a private partnership for federal income tax purposes, AB Units must not be considered publicly traded. The AB Partnership Agreement provides that all transfers of AB Units must be approved by AXA Equitable Life Insurance Company (a subsidiary of AXA, “AXA Equitable”) and the General Partner; AXA Equitable and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in relevant treasury regulations. If AB Units were considered readily tradable, AB’s net income would be subject to federal and state corporate income tax, significantly reducing its quarterly distributions to AB Holding. Furthermore, should AB enter into a substantial new line of business, AB Holding, by virtue of its ownership of AB, would lose its status as a “grandfathered” publicly-traded partnership and would become subject to corporate income tax, which would reduce materially AB Holding’s net income and its quarterly distributions to AB Holding Unitholders.
Earnings before income taxes and income tax expense consist of:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Earnings before income taxes:
United States	$614,261	$520,282	$493,311
Foreign	108,904	110,817	115,310
Total	$723,165	$631,099	$608,621
Income tax expense:
Partnership UBT	$5,363	$8,027	$10,042
Corporate subsidiaries:
Federal	291	7,957	12,464
State and local	1,064	661	1,372
Foreign	28,158	26,822	31,273
Current tax expense	34,876	43,467	55,151
Deferred tax (benefit)	(6,557)	1,330	(10,847)
Income tax expense	$28,319	$44,797	$44,304
The principal reasons for the difference between the effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31,
	2016		2015		2014
	(in thousands)
UBT statutory rate	$28,927	4.0%	$25,244	4.0%	$24,345	4.0%
Corporate subsidiaries’ federal, state, local and foreign income taxes	17,907	2.5	31,223	4.9	30,353	5.0
Effect of ASC 740 adjustments, miscellaneous taxes, and other	(1,070)	(0.2)	2,965	0.5	3,393	0.6
Income not taxable resulting from use of UBT business apportionment factors	(17,445)	(2.4)	(14,635)	(2.3)	(13,787)	(2.3)
Income tax expense and effective tax rate	$28,319	3.9	$44,797	7.1	$44,304	7.3
We recognize the effects of a tax position in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based solely on its technical merits. In making this assessment, we assume that the taxing authority will examine the tax position and have full knowledge of all relevant information.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Balance as of beginning of period	$12,004	$11,311	$2,975
Additions for prior year tax positions	—	—	2,838
Reductions for prior year tax positions	—	—	—
Additions for current year tax positions	592	693	5,498
Reductions for current year tax positions	—	—	—
Reductions related to closed years/settlements with tax authorities	—	—	—
Balance as of end of period	$12,596	$12,004	$11,311
The amount of unrecognized tax benefits as of December 31, 2016, 2015 and 2014, when recognized, is recorded as a reduction to income tax expense and reduces the company’s effective tax rate.
Interest and penalties, if any, relating to tax positions are recorded in income tax expense on the consolidated statements of income. The total amount of interest expense (credit) recorded in income tax expense during 2016, 2015 and 2014 was $0.7 million, $0.4 million and $0.4 million, respectively. The total cumulative amount of accrued interest payable recorded on the consolidated statements of financial condition as of December 31, 2016, 2015 and 2014 were $1.7 million, $1.0 million and $0.6 million, respectively. There were no accrued penalties as of December 31, 2016, 2015 or 2014.
Generally, the company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for any year prior to 2013, except that, during the third quarter of 2014, the City of New York notified us of an examination of AB’s UBT returns for the years 2010 and 2011. The examination is ongoing.
Currently, there are no income tax examinations at our significant non-U.S. subsidiaries. Years that remain open and may be subject to examination vary under local law, and range from one to seven years.
At December 31, 2016, it is reasonably possible that $6.6 million of our unrecognized tax benefits will change within the next twelve months due to completion of tax authority exams.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the net deferred tax asset (liability) is as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred tax asset:
Differences between book and tax basis:
Benefits from net operating loss carryforwards	$6,066	$18,887
Long-term incentive compensation plans	15,468	17,092
Other, primarily accrued expenses deductible when paid	16,730	18,490
	38,264	54,469
Less: valuation allowance	(462)	(13,709)
Deferred tax asset	37,802	40,760
Deferred tax liability:
Differences between book and tax basis:
Intangible assets	6,302	6,520
Translation adjustment	—	8,220
Other	1,960	766
Deferred tax liability	8,262	15,506
Net deferred tax asset	$29,540	$25,254
Valuation allowances of $0.5 million and $13.7 million are established as of December 31, 2016 and 2015, respectively, primarily due to the uncertainty of realizing certain net operating loss (“NOL”) carryforwards given the future losses expected to be incurred by the applicable subsidiaries. We had NOL carryforwards at December 31, 2016 of approximately $52.9 million in certain foreign locations with an indefinite expiration period. As of December 31, 2015, we had NOL carryforwards of approximately $80.9 million in certain foreign locations with an indefinite expiration period and $135.7 million in certain domestic locations with expiration periods between 15 and 20 years.
The deferred tax asset is included in other assets. Management has determined that realization of the net deferred tax asset is more likely than not based on anticipated future taxable income.
We provide income taxes on the undistributed earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are permanently invested outside the United States. As of December 31, 2016, $683.0 million of accumulated undistributed earnings of non-U.S. corporate subsidiaries that has not been taxed in the U.S. were permanently invested outside the U.S. At existing applicable income tax rates, additional taxes of approximately $54.8 million, net of foreign tax credits, would need to be provided if such earnings were remitted.
20. Business Segment Information
Management has assessed the requirements of ASC 280, Segment Reporting, and determined that, because we utilize a consolidated approach to assess performance and allocate resources, we have only one operating segment. Enterprise-wide disclosures as of and for the years ended December 31, 2016, 2015 and 2014 were as follows:

Services
Net revenues derived from our investment management, research and related services were as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Institutions	$422,060	$435,205	$434,081
Retail	1,261,907	1,362,541	1,397,135
Private Wealth Management	711,599	689,853	664,324
Bernstein Research Services	479,875	493,463	482,538
Other	162,461	42,986	29,714
Total revenues	3,037,902	3,024,048	3,007,792
Less: Interest expense	9,123	3,321	2,426
Net revenues	$3,028,779	$3,020,727	$3,005,366
Our AllianceBernstein Global High Yield Portfolio, an open-end fund incorporated in Luxembourg (ACATEUH: LX), generated approximately 10%, 11% and 12% of our investment advisory and service fees and 10%, 12% and 13% of our net revenues during 2016, 2015 and 2014, respectively.
Geographic Information
Net revenues and long-lived assets, related to our U.S. and international operations, as of and for the years ended December 31, were as follows:

	2016	2015	2014
	(in thousands)
Net revenues:
United States	$1,901,571	$1,829,518	$1,779,422
International	1,127,208	1,191,209	1,225,944
Total	$3,028,779	$3,020,727	$3,005,366
Long-lived assets:
United States	$3,388,221	$3,410,491
International	36,539	39,456
Total	$3,424,760	$3,449,947
Major Customers
Company-sponsored mutual funds are distributed to individual investors through broker-dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries. Certain subsidiaries of AXA, including AXA Advisors, LLC, have entered into selected dealer agreements with AllianceBernstein Investments and have been responsible for 2%, 4% and 3% of our open-end mutual fund sales in 2016, 2015 and 2014, respectively. HSBC was responsible for approximately 12% of our open-end mutual fund sales in 2016. UBS AG was responsible for approximately 8% and 11% of our open-end mutual fund sales in 2015 and 2014, respectively. Neither AXA, HSBC or UBS AG is under any obligation to sell a specific amount of AB Fund shares and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations.
AXA and the general and separate accounts of AXA Equitable (including investments by the separate accounts of AXA Equitable in the funding vehicle EQ Advisors Trust) accounted for approximately 5% of our total revenues for each of the years ended December 31, 2016, 2015 and 2014. No single institutional client other than AXA and its subsidiaries accounted for more than 1% of our total revenues for the years ended December 31, 2016, 2015 and 2014.

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

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Investment advisory and services fees	$998,892	$1,056,227	$1,061,677
Distribution revenues	371,604	415,380	433,063
Shareholder servicing fees	76,201	85,207	91,020
Other revenues	6,253	4,939	6,694
Bernstein Research Services	5	4	13
Also, we have receivables from AB mutual funds recorded in our consolidated statements of financial condition of $165.1 million and $160.7 million as of December 31, 2016 and 2015, respectively.
AXA and its Subsidiaries
We provide investment management and certain administration services to AXA and its subsidiaries. In addition, AXA and its subsidiaries distribute company-sponsored mutual funds, for which they receive commissions and distribution payments. Sales of company-sponsored mutual funds through AXA and its subsidiaries aggregated approximately $0.8 billion, $1.1 billion and $1.1 billion for the years ended December 31, 2016, 2015 and 2014, respectively. Also, we are covered by various insurance policies maintained by AXA and its subsidiaries and we pay fees for technology and other services provided by AXA and its subsidiaries. Aggregate amounts included in the consolidated financial statements for transactions with AXA and its subsidiaries, as of and for the years ended December 31, are as follows:

	2016	2015	2014
	(in thousands)
Revenues:
Investment advisory and services fees	$150,016	$149,035	$131,317
Bernstein Research Services	583	694	958
Distribution revenues	12,145	11,541	11,590
Other revenues	969	912	1,066
	$163,713	$162,182	$144,931
Expenses:
Commissions and distribution payments to financial intermediaries	$16,077	$16,140	$16,255
General and administrative	16,315	17,680	20,176
Other	1,653	1,483	1,457
	$34,045	$35,303	$37,888
Balance Sheet:
Institutional investment advisory and services fees receivable	$11,826	$12,622
Prepaid expenses	1,461	1,431
Other due to AXA and its subsidiaries	(5,325)	(6,231)
	$7,962	$7,822
AllianceBernstein Venture Fund I, L.P. was launched during 2006. It seeks to achieve its investment objective, which is long-term capital appreciation through equity and equity-related investments, by acquiring early-stage growth companies in private transactions. One of our subsidiaries is the general partner of the fund and, as a result, the fund is included in our consolidated financial statements, with approximately $32.7 million and $23.9 million of investments in the consolidated statements of financial condition as of December 31, 2016 and 2015, respectively. AXA Equitable holds a 10% limited partnership interest in this fund.
We maintain an unfunded, non-qualified long-term incentive compensation plan known as the Capital Accumulation Plan and also have assumed obligations under contractual unfunded long-term incentive compensation arrangements covering certain former executives (“Contractual Arrangements”). The Capital Accumulation Plan was frozen on December 31, 1987, since which date no additional awards have been made. The Board may terminate the Capital Accumulation Plan at any time without cause, in which case our liability would be limited to benefits that have vested. Payment of vested benefits under both the Capital Accumulation Plan and the Contractual Arrangements generally will be made over a ten-year period commencing at retirement age. The General Partner is obligated to make capital contributions to AB in amounts equal to benefits paid under the Capital Accumulation Plan and the Contractual Arrangements. Amounts paid by the General Partner to AB for the Capital Accumulation Plan and the Contractual Arrangements for the years ended December 31, 2016, 2015 and 2014 were $1.2 million, $1.6 million and $2.3 million, respectively.
Other Related Parties
The consolidated statements of financial condition include a net receivable from AB Holding as a result of cash transactions for fees and expense reimbursements. The net receivable balance included in the consolidated statements of financial condition as of December 31, 2016 and 2015 was $12.0 million and $12.1 million, respectively.
22. Acquisitions
Acquisitions are accounted for under ASC 805, Business Combinations.
On September 23, 2016, we acquired a 100% ownership interest in Ramius Alternative Solutions LLC ("RASL"), a global alternative investment management business that, as of the acquisition date, had approximately $2.5 billion in AUM. RASL offers a range of customized alternative investment and advisory solutions to a global institutional client base. On the acquisition date, we made a cash payment of $20.5 million and recorded a contingent consideration payable of $11.9 million based on projected fee revenues over a five-year measurement period. The excess of the purchase price over the current fair value of identifiable net assets acquired resulted in the recognition of $21.9 million of goodwill. We recorded $10.0 million of definite-lived intangible assets relating to investment management contracts.
On June 20, 2014, we acquired an 81.7% ownership interest in CPH Capital Fondsmaeglerselskab A/S (“CPH”), a Danish asset management firm that managed approximately $3 billion in global core equity assets for institutional investors, for a cash payment of $64.4 million and a contingent consideration payable of $9.4 million based on projected assets under management levels over a three-year measurement period. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $58.1 million of goodwill. We recorded $24.1 million of definite-lived intangible assets relating to separately-managed account relationships and $3.5 million of indefinite-lived intangible assets relating to an acquired fund’s investment contract. We also recorded redeemable non-controlling interests of $16.5 million relating to the fair value of the portion of CPH we did not own. During 2015 and 2016, we purchased additional shares of CPH, bringing our ownership interest to 90.4% as of December 31, 2016.
The 2016 and 2014 acquisitions have not had a significant impact on 2016 or 2015 revenues and earnings. As a result, we have not provided supplemental pro forma information.

23. Non-controlling Interests
As discussed in Note 2, we adopted ASU 2015-02 effective January 1, 2016. As a result, we are disclosing below the components of non-controlling interest.
Non-controlling interest in net income for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	2016	2015	2014
	(in thousands)

Consolidated VIEs	$21,176	$—	$—
Consolidated private equity fund	—	5,940	487
Other	312	435	(31)
Total non-controlling interest in net income (loss)	$21,488	$6,375	$456

Non-redeemable non-controlling interest as of December 31, 2016 and 2015 consisted of the following:

	2016	2015
	(in thousands)

Consolidated VIEs	$34,622	$—
Consolidated private equity fund	—	23,171
Other	1,550	1,302
Total non-redeemable non-controlling interest	$36,172	$24,473

Redeemable non-controlling interest as of December 31, 2016 and 2015 consisted of the following:

	2016	2015
	(in thousands)

Consolidated VIEs	$384,294	$—
CPH Capital Fondsmaeglerselskab A/S acquisition	8,665	13,203
Total redeemable non-controlling interest	$392,959	$13,203

24. Quarterly Financial Data (Unaudited)

	Quarters Ended 2016
	December 31	September 30	June 30(4)	March 31(4)
	(in thousands, except per unit amounts)
Net revenues	$786,256	$747,591	$725,806	$769,126
Net income attributable to AB Unitholders	$224,538	$158,035	$124,501	$166,284
Basic net income per AB Unit(1)	$0.83	$0.58	$0.46	$0.61
Diluted net income per AB Unit(1)	$0.83	$0.58	$0.46	$0.60
Cash distributions per AB Unit(2)(3)	$0.73	$0.51	$0.46	$0.45

	Quarters Ended 2015
	December 31(4)	September 30(4)	June 30(4)	March 31(4)
	(in thousands, except per unit amounts)
Net revenues	$726,726	$738,693	$792,737	$762,571
Net income attributable to AB Unitholders	$159,394	$133,308	$147,425	$139,800
Basic net income per AB Unit(1)	$0.59	$0.49	$0.53	$0.51
Diluted net income per AB Unit(1)	$0.58	$0.48	$0.53	$0.51
Cash distributions per AB Unit(2)(3)	$0.56	$0.50	$0.54	$0.51

(1)
Basic and diluted net income per unit are computed independently for each of the periods presented. Accordingly, the sum of the quarterly net income per unit amounts may not agree to the total for the year.

(2)	Declared and paid during the following quarter.

(3)	Cash distributions reflect the impact of our non-GAAP adjustments.

(4)	Certain prior-period amounts have been revised, see Note 2 for a discussion of the revision.

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

Management assessed the effectiveness of AB Holding’s and AB’s internal control over financial reporting as of December 31, 2016. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (“COSO criteria”).

Based on its assessment, management concluded that, as of December 31, 2016, each of AB Holding and AB maintained effective internal control over financial reporting based on the COSO criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the 2016 financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of each of AB Holding’s and AB’s internal control over financial reporting as of December 31, 2016. These reports can be found in Item 8.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information

Both AB and AB Holding reported all information required to be disclosed on Form 8-K during the fourth quarter of 2016.

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

Board of Directors

Our Board currently consists of 11 members, including our CEO, two senior executives of AXA and certain of its subsidiaries, and eight independent directors. While we do not have a formal, written diversity policy in place, we believe that an effective board consists of a diverse group of individuals who collectively possess a variety of complementary skills and perspectives and who will work together to provide a board with the needed leadership and experience to successfully guide our company. As set forth in its charter, the Corporate Governance Committee of the Board (“Governance Committee”) assists the Board in identifying and evaluating such candidates, determining Board composition, developing and monitoring a process to assess Board effectiveness, developing and implementing corporate governance guidelines, and reviewing programs relating to matters of corporate responsibility.

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

As of February 14, 2017, our directors are as follows:

Peter S. Kraus
Mr. Kraus, age 64, was elected Chairman of the Board and CEO in December 2008. Mr. Kraus has in-depth experience in financial services, including investment banking, asset management and private wealth management. From September 2008 through December 2008, he served as an executive vice president, the head of global strategy and a member of the Management Committee of Merrill Lynch & Company Inc. (“Merrill Lynch”). Prior to joining Merrill Lynch, Mr. Kraus spent 22 years with Goldman Sachs Group Inc. (“Goldman Sachs”), where he most recently served as co-head of the Investment Management Division and a member of the Management Committee, as well as head of firm-wide strategy and chairman of the Strategy Committee. Mr. Kraus also served as a co-head of the Financial Institutions Group. He was named a partner at Goldman Sachs in 1994 and managing director in 1996.

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

Mr. Kraus brings to the Board extensive knowledge of our industry and in-depth experience in financial services, including experience as our CEO for the past eight years and, previously, as co-head of the Investment Management Division and head of firm-wide strategy at Goldman Sachs.

Christopher M. Condron
Mr. Condron, age 69, was elected a Director of the General Partner in May 2001. Effective January 1, 2011, he retired as Director, CEO and President of AXA Financial, a post he had held since May 2001. Prior to retiring, he was also Chairman of the Board, CEO and President of AXA Equitable and a member of the Management Committee of AXA. Prior to joining AXA Financial, Mr. Condron served as both President and Chief Operating Officer ("COO") of Mellon Financial Corporation (“Mellon”), from 1999, and as Chairman and CEO of The Dreyfus Corporation, a subsidiary of Mellon, from 1995. Mr. Condron sits on the board of directors and the executive committee, and serves as chairman of the compensation committee, of The American Ireland Fund.

Mr. Condron brings to the Board extensive financial services, insurance and sales experience obtained throughout his career.

Denis Duverne
Mr. Duverne, age 63, was elected a Director of the General Partner in February 1996. On September 1, 2016, he was appointed Chairman of the Board of AXA after having served as Deputy CEO of AXA and a member of the Board of Directors of AXA since April 2010, when AXA changed its governance structure. Mr. Duverne was a member of the AXA Management Board from February 2003 through April 2010. He was CFO of AXA from May 2003 through December 2009. From January 2000 to May 2003, Mr. Duverne served as Group Executive Vice President-Finance, Control and Strategy. Mr. Duverne joined AXA as Senior Vice President in 1995. He is a director of AXA Financial, AXA Equitable and various other privately-held subsidiaries and affiliates of the AXA Group.

Mr. Duverne brings to the Board the highly diverse experience he has attained from the many key roles he has served for AXA.

Steven G. Elliott
Mr. Elliott, age 70, was elected a Director of the General Partner in January 2011. Until his retirement in December 2010, Mr. Elliott had served as Senior Vice Chairman of The Bank of New York Mellon (“BNY Mellon”) since 1998. In this role, he helped oversee numerous company-wide growth initiatives and co-headed the integration of The Bank of New York and Mellon from 2007 to 2009. Mr. Elliott was CFO of Mellon from 1990 to 2002 and Head of Finance from 1987 to 1990, while also leading some of Mellon’s diverse lines of business, including asset servicing, securities lending, global cash management and institutional banking. Before joining Mellon, he held senior positions at First Commerce Corporation (1986-87), Crocker National Bank (1984-86), Continental Illinois National Bank (1977-84) and United California Bank (1974-77). Since January 2011, he has been a member of the boards of directors of Huntington Bancshares Inc. (NASDAQ: HBAN) and PPL Corporation (NYSE: PPL). Since April 2011, he has served as Chairman of Huntington Bancshares’s risk oversight committee and, since January 2012, he has served as chairman of PPL Corporation’s audit committee. Mr. Elliott served as a director of Mellon (NYSE: MEL) from 2001 to the July 2007 merger with The Bank of New York and then as a director of BNY Mellon (NYSE: BK) through July 2008.

Mr. Elliott, an audit committee financial expert, brings to the Board the vast auditing and banking expertise he has gained in the financial services industry.

Deborah S. Hechinger
Ms. Hechinger, age 66, was elected a Director of the General Partner in May 2007. For the past nine years, she has been an independent consultant on non-profit governance. From 2003 to 2007, she was President and CEO of BoardSource ("BoardSource"), a leading governance resource for non-profit organizations. From 2004 to 2007, Ms. Hechinger also served as co-convener of the Governance and Fiduciary Responsibilities work group, one of the five groups established by the Panel on the Nonprofit Sector to make recommendations to Congress on ways to improve the governance and accountability of non-profit organizations. Prior to joining BoardSource, Ms. Hechinger was the Executive Vice President of the World Wildlife Fund, a large, global conservation organization, where she oversaw all fundraising, communication and operations activities. She also has served as a Deputy Comptroller and as Director of the Securities and Corporate Practices Division at the Office of the Comptroller of the Currency and has held senior executive positions in the Division of Enforcement at the SEC.

Ms. Hechinger brings to the Board the significant knowledge of corporate governance matters and public policy she has gained through her extensive experience in both the private and public sectors.

Weston M. Hicks
Mr. Hicks, age 60, was elected a Director of the General Partner in July 2005. He has been a director and the President and CEO of Alleghany Corporation (NYSE: Y, “Alleghany”), an insurance and diversified financial services holding company, since December 2004 and was Executive Vice President of Alleghany from October 2002 until December 2004. From March 2001 through October 2002, Mr. Hicks was Executive Vice President and CFO of The Chubb Corporation. Prior to joining Chubb, he was an equity research analyst with Bernstein Research Services. Also, in February 2016, Mr. Hicks joined the Investment Committee of The New York Community Trust (“NYCT”), a community foundation that manages a $2.5 billion endowment and annually grants more than $150 million to non-profit organizations.

Mr. Hicks brings to the Board extensive financial expertise, including his unique perspective as the chief executive of an unaffiliated publicly-traded company, his background as a professional investor and CFA charter holder, and his decade of experience as an equity research analyst.

Heidi S. Messer
Ms. Messer, age 47, was elected a Director of the General Partner in February 2015. Since 2007, she has served as Co-Founder and Chairman of Cross Commerce Media, host to Collective[i], a network that uses artificial intelligence to transform “Big Data” into insights and intelligence that is delivered by applications designed for business-to-business sales and other business users. In addition, Ms. Messer has served as Co-Founder and CEO of World Evolved, a platform for global investment and expansion, and she also is one of the founding members of the Zokei Network, a global network that encourages innovation across art, science, business and technology. Ms. Messer serves on the board of Partnership Fund for New York City, the board and the Operating Committee of the Brown Entrepreneurship Program, and the advisory board of the Department of Physics and Astronomy at Johns Hopkins. A graduate of Harvard Law School, Ms. Messer has been a member in good standing of the New York Bar Association since 1997.

Ms. Messer brings to the Board extensive technology, investment and executive experience achieved through her roles in the formation and management of various technology companies.

Mark Pearson
Mr. Pearson, age 58, was elected a Director of the General Partner in February 2011. Also during February 2011, he succeeded Mr. Condron as Director, CEO and President of AXA Financial, and as Chairman and CEO of AXA Equitable. In September 2013, Mr. Pearson became President of AXA Equitable. In addition, he is a member of AXA's current Management Committee, as established in July 2016.

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

Scott A. Schoen
Mr. Schoen, age 58, was elected a Director of the General Partner in July 2013.  He has served as CEO of Baylon Capital Partners, L.P. (“Baylon”), a private family investment office, since April 2013.  In addition, Mr. Schoen has served as a Senior Advisor to Thomas Lee Partners, L.P. (“THL”), a private equity firm, since 2012 and, prior thereto, held various senior management roles with THL, including Vice Chairman from 2010 to 2011, Co-President from 2003 to 2009 and Senior Managing Director from 1998 to 2003.  Mr. Schoen began his career in the investment banking group at Goldman Sachs.  He serves as chairman of the board of trustees of Partners Continuing Care and Spaulding Rehabilitation Hospital, a member of the board of trustees of Partners Healthcare System, a member of the President’s Council of Massachusetts General Hospital, and a director of Share Our Strength.

Mr. Schoen, an audit committee financial expert, brings to the Board extensive private equity and investment banking experience, as well as his executive experience as the CEO of Baylon.

Lorie A. Slutsky
Ms. Slutsky, age 64, was elected a Director of the General Partner in July 2002. Since January 1990, she has been President and CEO of NYCT. From 2010 to 2015, Ms. Slutsky served in various capacities at Independent Sector, including board member, Treasurer and Secretary, and also co-chaired its National Panel on the Non-Profit Sector, which focused on reducing abuse and improving governance practices at non-profit organizations. She served on the Board of Directors of BoardSource from 1999 to 2008 and served as its Chair from 2005 to 2007. Ms. Slutsky served as Trustee and Chair of the Budget Committee of Colgate University from 1989 to 1997 and as a member of the Council on Foundations from 1989 to 1995, for which she also served as Chair from 1993 to 1995. She has been a Director of AXA Financial, AXA Equitable and MONY Life Insurance Company of America ("MLOA") since September 2006. In addition, Ms. Slutsky was a member of AXA Financial’s Audit Committee from 2006 through 2010. She has been a member of AXA Financial’s Organization and Compensation Committee since 2006 and was elected Chair of the Organization and Compensation Committee in February 2012.

Ms. Slutsky brings to the Board extensive corporate governance experience achieved through her executive and managerial roles at NYCT, BoardSource, Independent Sector and various other non-profit organizations. She also brings valuable insight gained from serving on boards and board committees at certain of our parent companies.

Joshua A. Weinreich
Mr. Weinreich, age 56, was elected a Director of the General Partner in July 2013.  A career finance executive, Mr. Weinreich retired in 2004 after 20 years with Bankers Trust/Deutsche Bank where he held numerous positions, including Global Head of Hedge Funds, CEO of Deutsche Asset Management, Americas, and Chief Investment Officer and Co-Head of Bankers Trust Private Bank.  He plays key roles on several boards, which roles currently include Chairman of the Board of the Community FoodBank of New Jersey and Chairman of the Overlook Hospital Foundation Investment Committee. In addition, he is a director of Skybridge Capital Hedge Fund Portfolios and Houseparty Inc.

Mr. Weinreich brings to the Board the financial expertise and managerial skills he developed while working with Bankers Trust/Deutsche Bank and the philanthropic experiences he has cultivated since his retirement.

Executive Officers (other than Mr. Kraus)

Kate C. Burke, Head of Human Capital and Chief Talent Officer
Ms. Burke, age 45, has been Head of Human Capital and Chief Talent Officer since February 2016. She joined our firm in 2004 as an institutional equity salesperson with Bernstein Research Services and has held various managerial roles since that time. Prior to joining AB, Ms. Burke was a consultant at A.T. Kearney, where she focused on strategy, organizational design and change management.

Laurence E. Cranch, General Counsel
Mr. Cranch, age 70, has been our General Counsel since he joined our firm in 2004. Prior to joining AB, Mr. Cranch was a partner of Clifford Chance, an international law firm. Mr. Cranch joined Clifford Chance in 2000 when Rogers & Wells, a New York law firm of which he was Managing Partner, merged with Clifford Chance.

James A. Gingrich, COO
Mr. Gingrich, age 58, joined our firm in 1999 as a senior research analyst with Bernstein Research Services and has been our firm’s COO since December 2011. Prior to becoming COO, Mr. Gingrich held senior managerial positions in Bernstein Research Services, including Chairman and CEO from February 2007 to November 2011 and Global Director of Research from December 2002 to January 2007.

Robert P. van Brugge, Chairman and CEO of Bernstein Research Services
Mr. van Brugge, age 48, has been Chairman of the Board and CEO of Bernstein Research Services since December 2011. Prior to becoming Chairman and CEO, Mr. van Brugge served as Global Director of Research from January 2008 to December 2011. He joined our firm in 2002 as a senior research analyst with Bernstein Research Services.

John C. Weisenseel, CFO
Mr. Weisenseel, age 57, joined our firm in May 2012 as Senior Vice President and CFO.  From 2004 to April 2012, he worked at The McGraw Hill Companies (“McGraw Hill”), where he served initially as Senior Vice President and Corporate Treasurer and, from 2007 to April 2012, as CFO of the firm’s Standard & Poor’s subsidiary.  Prior to joining McGraw Hill, Mr. Weisenseel was Vice President and Corporate Treasurer for Barnes & Noble, Inc.  Prior to joining Barnes & Noble, he spent ten years in various derivatives trading and financial positions at Citigroup.  A Certified Public Accountant, Mr. Weisenseel also has worked at KPMG LLP.

Changes in Directors and Executive Officers

The following changes to our directors and executive officers occurred since we filed our Form 10-K for the year ended December 31, 2015:

•
On July 27, 2016, Veronique Weill, then serving as the Chief Customer Officer of AXA, joined the Board, the Compensation Committee of the Board, the Corporate Governance Committee of the Board and the Executive Committee of the Board.

•	On July 27, 2016, Christian Thimann, Head of Strategy, Sustainability and Public Affairs of AXA, resigned from the Board due to competing demands on his time related to his responsibilities at AXA.
•
On January 31, 2017, Ms. Weill, in connection with her departure from AXA, resigned from the Board, the Compensation Committee of the Board, the Corporate Governance Committee of the Board and the Executive Committee of the Board.

•	Since February 14, 2017, Ms. Burke has been deemed an executive officer of AB.

Board Meetings

In 2016, the Board held:

•	regular meetings in February, April, May, July, September and November; and
•	special meetings in June and December.

Generally, the Board holds six meetings annually: in February, April, May, July or August, September and November. In addition, the Board holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit, Governance, Compensation and Special Committees, each of which is described in further detail below. Each member of the Board attended 75% or more of the aggregate of all Board and committee meetings that he or she was entitled to attend in 2016.

Committees of the Board

The Executive Committee of the Board (“Executive Committee”) consists of Mses. Messer and Slutsky and Messrs. Condron, Duverne, Kraus (Chair) and Elliott.

The Executive Committee exercises all of the powers and authority of the Board (with limited exceptions) when the Board is not in session, or when it is impractical to assemble the full Board. The Executive Committee held three meetings in 2016.

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

The Governance Committee held two meetings in 2016.

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

Consistent with these functions, the Audit Committee encourages continuous improvement of, and fosters adherence to, the Partnerships’ policies, procedures and practices at all levels. With respect to these matters, the Audit Committee provides an open avenue of communication among the independent registered public accounting firm, senior management, the Internal Audit Department and the Board. The Audit Committee held seven meetings in 2016.

The Compensation Committee consists of Ms. Slutsky and Messrs. Condron (Chair), Duverne, Elliott and Kraus. The Compensation Committee four meetings in 2016.  For additional information about the Compensation Committee, see “Compensation Discussion and Analysis—Compensation Committee” in Item 11.

The functions of each of the committees discussed above are more fully described in each committee’s charter. The charters are available on our Internet Site.

The Special Committee of the Board (“Special Committee”) consists of all of the independent directors and, in 2016, included Mses. Hechinger, Messer and Slutsky and Messrs. Condron, Elliott (Chair), Hicks, Schoen and Weinreich. The Special Committee has the authority to direct and oversee any matters referred to it by the Board and/or management including, but not limited to, matters relating to conflicts of interest and the relationship among AB, AB Holding and AXA. The members of the Special Committee do not receive any compensation for their service on the Special Committee, apart from ordinary meeting fees. The Special Committee did not meet in 2016.

Audit Committee Financial Experts; Financial Literacy

In January 2016, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Messrs. Elliott and Schoen is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. The Board so determined at its regular meeting in February 2016.

In January 2017, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Messrs. Elliott and Schoen is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K.  The Board so determined at its regular meeting in February 2017.

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

In January 2017, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Messrs. Elliott, Hicks, Schoen and Weinreich is Financially Literate. The Board so determined at its regular meeting in February 2017.

Independence of Certain Directors

In January 2016, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Mses. Hechinger, Messer and Slutsky and Messrs. Condron, Elliott, Hicks, Schoen and Weinreich is independent. The Board considered immaterial relationships of Mr. Hicks (relating to the fact that Alleghany is a Bernstein Research Services client) and Ms. Slutsky (relating to a contribution AB made to NYCT in February 2015 and the fact that she is a member of the boards of directors of AXA Financial and AXA Equitable), and determined, at its February 2016 regular meeting, that each of Mses. Hechinger, Messer and Slutsky and Messrs. Condron, Elliott, Hicks, Schoen and Weinreich is independent within the meaning of the relevant rules.

In January 2017, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Mses. Hechinger, Messer and Slutsky and Messrs. Condron, Elliott, Hicks, Schoen and Weinreich is independent. The Board considered immaterial relationships of Mr. Hicks (relating to the fact that Alleghany is a Bernstein Research Services client) and Ms. Slutsky (relating to a contribution AB made to NYCT in February 2016 and the fact that she is a member of the boards of directors of AXA Financial and AXA Equitable), and determined, at its February 2017 regular meeting, that each of Mses. Hechinger, Messer and Slutsky and Messrs. Condron, Elliott, Hicks, Schoen and Weinreich is independent within the meaning of the relevant rules.

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

The 2016 Certification by our CEO under NYSE Listed Company Manual Section 303A.12(a) was submitted to the NYSE on February 16, 2016.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors of the General Partner and executive officers of the Partnerships, and persons who own more than 10% of the AB Holding Units or AB Units, to file with the SEC initial reports of ownership and reports of changes in ownership of AB Holding Units or AB Units. To the best of our knowledge, during 2016, we complied with all Section 16(a) filing requirements. Our Section 16 filings can be found under “Investor & Media Relations” / “Reports & SEC Filings” on our Internet Site.

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
•
recognize and support outstanding individual performance and behaviors that demonstrate and foster our firm’s culture of "Relentless Ingenuity", which includes the core competencies of relentlessness, ingeniousness, collaboration and accountability; and

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

Base Salaries
Base salaries comprise a relatively small portion of our named executive officers’ total compensation. We consider individual experience, responsibilities and tenure with the firm when determining the narrow range of base salaries paid to our named executive officers other than Mr. Kraus (for information relating to Mr. Kraus's compensation elements, please refer to "Overview of Our CEO's Compensation" below).

Annual Short-Term Incentive Compensation Awards (Cash Bonuses)
We provide our named executive officers, other than Mr. Kraus, with annual short-term incentive compensation awards in the form of cash bonuses.

We believe that annual cash bonuses, which generally reflect individual performance and the firm’s current year financial performance, provide a short-term retention mechanism for our named executive officers, other than Mr. Kraus, because such bonuses typically are paid during the last week of the year.

In 2016, we paid annual cash bonuses in late December. These bonuses, and the 2016 long-term incentive compensation awards described immediately below, were based on management’s evaluation, subject to the Compensation Committee’s review and approval, of each named executive officer’s performance during the year, the performance of the executive’s business unit or function compared to business and operational goals established at the beginning of the year, and the firm's current-year financial performance.  For more information regarding the factors considered when determining cash bonuses for executives, see “Other Factors Considered When Determining Named Executive Officer Compensation” below.

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

We believe that annual long-term incentive compensation awards provide a long-term retention mechanism for our named executive officers because such awards generally vest ratably over four years. In 2016, these awards, which were granted in December to each named executive officer (other than Mr. Kraus), were made pursuant to the Incentive Compensation Program, an unfunded, non-qualified incentive compensation plan, and, when the award is AB Holding Unit-based, the 2010 Plan, our equity compensation plan.

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

With respect to both restricted AB Holding Units and Deferred Cash, award recipients who resign or are terminated without cause continue to vest in their long-term incentive compensation awards if the award recipients comply with certain agreements and restrictive covenants set forth in the applicable award agreement, including restrictions on competition, restrictions on employee and client solicitation, and a claw-back for failing to follow existing risk management policies.  As such, for accounting purposes, there is no employee service requirement and awards are fully expensed when granted.  As used in this Item 11, “vest” refers to the time at which the awards are no longer subject to forfeiture for breach of these restrictions or risk management policies, which we discuss further below in “Consideration of Risk Matters in Determining Compensation”.

Prior to vesting, withdrawals of the restricted AB Holding Units and/or Deferred Cash underlying an award are not permitted. Upon vesting, the AB Holding Units and/or Deferred Cash underlying an award are distributed unless the award recipient has, in advance, voluntarily elected to defer receipt to future periods. Quarterly cash distributions on vested and unvested restricted AB Holding Units are paid to award recipients when distributed generally. If Deferred Cash is elected, interest accrues monthly based on our monthly weighted average cost of funds and is credited to the award recipient annually. Our weighted average cost of funds during 2016 was approximately 0.6%, representing a nominal return.

Defined Contribution Plan
U.S. employees of AB, including each of our named executive officers, are eligible to participate in the Profit Sharing Plan for Employees of AB (as amended and restated as of January 1, 2015 and as further amended as of January 1, 2017, “Profit Sharing Plan”), a tax-qualified retirement plan. The Compensation Committee determines the amount of company contributions (both the level of annual matching by the firm of an employee’s pre-tax salary deferral contributions and the annual company profit sharing contribution, if any).

For 2016, the Compensation Committee determined that employee deferral contributions would be matched on a dollar-for-dollar basis up to 5% of eligible compensation and that there would be no profit sharing contribution.

Other Benefits
Our firm pays the premiums associated with life insurance policies purchased on behalf of our named executive officers.

Overview of 2016 Incentive Compensation Program

In 2016, each of our named executive officers, other than Mr. Kraus, received a portion of his incentive compensation in the form of an annual cash bonus and a portion in the form of long-term incentive compensation (as described above, at least 50% of which must have been allocated to restricted AB Holding Units). The split between the annual cash bonus and long-term incentive compensation varied depending on the named executive officer’s total compensation, with lower-paid executives receiving a greater percentage of their incentive compensation as cash bonuses than more highly-paid executives.  (For additional information about these compensatory elements, see “Compensation Elements for Named Executive Officers” above.)

Although estimates are developed for budgeting and strategic planning purposes, our named executive officers' incentive compensation is not correlated with meeting any specific targets.  Instead, the aggregate amount of incentive compensation paid to our named executive officers generally is determined on a discretionary basis and primarily is a function of our firm’s current year financial performance. Amounts are awarded to help us achieve our goal of attracting, motivating and retaining top talent while also helping to ensure that our executives' goals are appropriately aligned with the goal of increasing our Unitholders' return on their investment.

Senior management, with the approval of the Compensation Committee, confirmed that the appropriate metric to consider in determining the amount of incentive compensation paid to all employees, including our named executive officers, in respect of 2016 is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues, which terms are described immediately below:

•
Adjusted employee compensation and benefits expense is our total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals, and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments.

•
Adjusted net revenues (see our discussion of “Management Operating Metrics” in Item 7) exclude investment gains and losses and dividends and interest on employee long-term incentive compensation-related investments. In addition, adjusted net revenues offset distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We also exclude from adjusted net revenues additional pass-through expenses we incur (primarily through our transfer agent) that are reimbursed and recorded as fees in revenues. Additionally, adjusted net revenues, effective January 1, 2016, as a result of our having adopted a new accounting standard (see Note 2 to AB's consolidated financial statements in Item 8), reflect the fact that we account for our consolidated venture capital fund in the same manner as our other consolidated VIEs. Specifically, we adjust for the revenue impact of consolidating VIEs by eliminating the consolidated VIEs' revenues and including AB's fees from such VIEs and AB's investment gains and losses on its investments in such VIEs that were eliminated in consolidation. Also, we excluded from adjusted net revenues a gain of $75.3 million we realized in the first quarter of 2016 resulting from the liquidation of an investment in Jasper Wireless Technologies, Inc., which was acquired by Cisco Systems, Inc., because it was not part of our core operating results.

In addition, senior management, with the approval of the Compensation Committee, determined that the firm’s adjusted employee compensation and benefits expense generally should not exceed 50.0% of our adjusted net revenues, except in unexpected or unusual circumstances. As the table below indicates, in 2016, adjusted employee compensation and benefits expense amounted to approximately 48.5% of adjusted net revenues (in thousands):

Net Revenues	$3,028,779
Adjustments (see above)	(559,465)
Adjusted Net Revenues	$2,469,314

Employee Compensation & Benefits Expense	$1,229,721
Adjustments (see above)	(31,122)
Adjusted Employee Compensation & Benefits Expense	$1,198,599
Adjusted Compensation Ratio	48.5%

Our 2016 adjusted compensation ratio of approximately 48.5% reflects the need to keep compensation levels competitive with industry peers in order to attract, motivate and retain highly-qualified executive talent.

Benchmarking

In 2016, management retained McLagan Partners (“McLagan”) to provide compensation benchmarking data for our named executive officers ("McLagan Data"). The McLagan Data summarized 2015 compensation levels and 2016 salaries at selected asset management companies and banks comparable to ours in terms of size and business mix (“Comparable Companies”), to assist us in determining the appropriate level of compensation for the firm’s named executive officers, other than Mr. Kraus.

The McLagan Data provided ranges of compensation levels at the Comparable Companies for executive positions similar to those held by our named executive officers, including base salary and total compensation.

The Comparable Companies, which management selected with input from McLagan, included:

Bank of America Merrill Lynch	Barclays Capital Group	Citigroup Inc.
Credit Suisse Group AG	Deutsche Bank AG	Eaton Vance Corp.
Franklin Resources, Inc.	Goldman Sachs Group, Inc.	Goldman Sachs Asset Management, L.P.
Invesco Ltd.	JPMorgan Chase & Co.	JPMorgan Asset Management Inc.
Legg Mason, Inc.	MFS Investment Management	Morgan Stanley
Morgan Stanley Investment Management Inc.	Neuberger Berman LLC	Oppenheimer Funds Distributor, Inc.
PIMCO LLC	Prudential Investments	T. Rowe Price Group, Inc.
TIAA Group	UBS AG	The Vanguard Group, Inc.

The McLagan Data indicated that the total compensation paid to our named executive officers in 2016 generally fell within or below the ranges of total compensation paid to executives at the Comparable Companies.

The Compensation Committee considered this information in concluding that the compensation levels paid in 2016 to our named executive officers were appropriate and reasonable.

Other Factors Considered When Determining Named Executive Officer Compensation

We base decisions about the incentive compensation of our named executive officers, other than Mr. Kraus, primarily on our assessment of each executive’s leadership, operational performance, and potential to enhance investment returns and service for our clients, all of which contribute to long-term Unitholder value. We do not utilize quantitative formulas when determining the incentive compensation of our named executive officers. Instead, we rely on our judgment about each executive’s performance in light of business and operational goals established at the beginning of the year and reviewed in the context of the current-year financial performance of the firm. We begin this process, which is conducted by our CEO and COO working with other members of senior management, by determining the total incentive compensation amounts available for a particular year (as more fully explained above in “Overview of 2016 Incentive Compensation Program”).

Our CEO and COO, as well as the Compensation Committee, then consider a number of key factors for each of the named executive officers (other than Mr. Kraus, our CEO, whose compensation is described below in "Overview of Our CEO's Compensation"). Specific factors will vary among business units, among individuals and during different business cycles, so we do not adopt any specific weighting or formula under which these metrics are applied.  Key factors we consider are:

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

Our CEO and COO then provided specific incentive compensation recommendations to the Compensation Committee, which recommendations were supported by the factors listed above. The CEO and COO also provided the Compensation Committee with the McLagan Data, which was not used in a formulaic or mechanical way to determine named executive officer compensation levels, but rather, as noted above, provided the Compensation Committee with compensation levels paid to executives at the Comparable Companies. The Compensation Committee then made the final incentive compensation decisions.

We have described in the table below the business and operational goals established at the beginning of 2016 for our named executive officers, other than Mr. Kraus, and their achievements during 2016:

Named Executive Officer	2016 Business and Operational Goals	2016 Goals Achieved
James A. Gingrich COO
1. increase operating efficiency/margins;
2. optimize strategy and sales efforts of Retail, Institutions and Private Wealth;
3. enhance planning and organizational processes;
4. optimize revenue and profitability of Bernstein Research Services;
5. foster a culture of meritocracy, empowerment and accountability among business leaders; and
6. recruit and retain top talent.

1. contained operating costs and improved adjusted operating margin;
2. oversaw team acquisitions in alternatives;
3. oversaw organizational and process changes within distribution functions designed to enhance cost structure and efficiencies;
4. helped improve Bernstein Research Services cost structure; and
5. helped recruit new personnel in several key positions.

Robert P. van Brugge Chairman and CEO, Bernstein Research Services
1. optimize revenue and profitability of Bernstein Research Services;
2. further enhance this unit’s research capabilities, trading services and product array;
3. extend this unit’s geographic platform; and
4. attract, motivate and retain top talent.

1. increased Bernstein Research Services profitability;
2. achieved excellent results in third-party research and trading surveys;
3. increased the commercial success of our firm's sell-side trading platform; and
4. continued to expand the sell-side business in Asia.

Laurence E. Cranch General Counsel
1. address new compliance challenges and maintain and improve our firm's good compliance record, including with respect to new regulatory initiatives;
2. improve the level of client service, including through improvements to productivity and efficiency while using existing resources;
3. develop and retain high quality talent by identifying opportunities to promote from within, and promote diversity;
4. manage the firm's legal risk, including by resolving the Philips matter and by proactively managing the firm's activities and relationships to help avoid future litigation and regulatory issues; and
5. manage expenses, including overall compensation expense, and continue to manage outside counsel and other department expenses.

1. provided leadership with respect to several significant regulatory developments that required analysis and compliance program development, including particularly the Department of Labor fiduciary duty rules ("DOL Rules"), and required strict adherence to our firm's compliance policies and procedures and its fiduciary duties to clients;
2. received positive evaluations from senior business leaders with respect to the performance of the Legal and Compliance Department and implemented changes that made this department more productive and efficient;
3. promoted several individuals from within the department, which has enhanced morale and improved work quality, and recruited high quality talent to fill open positions, in each case while making progress on our goal of improving diversity;
4. settled the Philips litigation, proactively addressed the exposure to liability faced by our firm with respect to litigation brought against 401(k) plan sponsors and their fiduciary advisers, and focused on implementation of the DOL Rules to manage the risks to our firm with respect to possible class action litigation that may be brought as a result of provisions in the rule's best interest contract exemption; and
5. continued to actively manage outside counsel expenses.

Named Executive Officer	2016 Business and Operational Goals	2016 Goals Achieved
John C. Weisenseel CFO
1. increase the firm's profitability by controlling expenses; 2. evaluate and support new business development opportunities; 3. manage business funding requirements within the context of the firm’s capital and liquidity;
4. continue to streamline the firm's office footprint;
5. ensure adherence to internal control structure and financial reporting standards;
6. continue communications with the firm's investors and credit rating agencies; and
7. identify and develop the next generation of leaders in the Finance and Administrative Services Departments.

1. decreased non-compensation expenses compared to 2015;
2. provided accounting and tax guidance in structuring, integrating and funding business development opportunities;
3. repurchased AB Holding Units to offset earnings per unit dilution, which otherwise would result from employee equity-based compensation awards;
4. secured an additional $200 million credit facility to support short-term liquidity requirements;
5. sub-leased additional space in NY metro and London offices and identified potential office space efficiency strategies for NY headquarters and Hong Kong;
6. enhanced internal financial reporting, including an increased focus on management operating metrics, to provide more useful information to senior management;
7. maintained active discussion with AB's investor community and credit rating agencies and participated in the asset management industry annual CFO roundtable; and
8. implemented several staffing changes in the Finance and Administrative Services Departments, providing better client service within our firm while reducing costs.

As indicated in the table above, each of the named executive officers included in the table successfully achieved his goals in 2016. The compensation of each of these named executive officers reflected Mr. Kraus’s and the Compensation Committee’s judgment in assessing the importance of the officer's achievements to our firm’s financial results.

Overview of Our CEO’s Compensation

In 2016, Mr. Kraus was compensated for his services as Chairman of the Board and CEO based on the terms set forth in his employment agreement dated as of June 21, 2012 (“Kraus Employment Agreement”). The Kraus Employment Agreement commenced on January 3, 2014 and terminates on January 2, 2019 (“Employment Term”), unless it is terminated earlier in accordance with its terms.  Although the Employment Term did not commence until January 3, 2014, certain provisions of the Kraus Employment Agreement became effective on June 21, 2012, the date the agreement was signed, including those provisions summarized below pertaining to the grant of 2,722,052 restricted AB Holding Units to Mr. Kraus (“June 2012 Grant”) and termination of his employment.

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

Cash Bonus
Mr. Kraus did not receive a cash bonus for 2016, nor is he entitled to receive a future cash bonus during the remainder of the Employment Term. Any future cash bonus that may be paid to Mr. Kraus is entirely in the discretion of the Compensation Committee.

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

As noted above, Mr. Kraus did not receive an equity-based award for 2016, nor is he entitled to receive a future equity award during the remainder of the Employment Term.  Accordingly, during the Employment Term, the totality of Mr. Kraus's compensation (other than his base salary) is and, absent any additional awards the Compensation Committee may choose to grant, will continue to be, dependent on the level of cash distributions on the restricted AB Holding Units granted to Mr. Kraus and the evolution of the trading price of an AB Holding Unit, both of which are partially dependent on the financial and operating results of our firm.  Therefore, his long-term interests are, and will continue to be, aligned directly with the interests of our Unitholders and indirectly with the interests of our clients, as strong performance for our clients generally contributes directly to increases in assets under management and improved financial performance for the firm.

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
•
following termination of his employment due to death or disability, continued health and welfare benefits (see note 5 to “Potential Payments upon Termination or Change in Control” table below for additional information); and

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

Compensation Committee

The Compensation Committee consists of Ms. Slutsky and Messrs. Condron (Chair), Duverne, Elliott and Kraus. The Compensation Committee held four meetings in 2016.

As discussed in “NYSE Governance Matters” in Item 10, AB Holding, as a limited partnership, is exempt from NYSE rules that require public companies to have a compensation committee consisting solely of independent directors. AXA owns, indirectly, an approximate 63.7% economic interest in AB (as of December 31, 2016), and compensation expense is a significant component of our financial results. For these reasons, Mr. Duverne, Chairman of the Board of AXA, is a member of the Compensation Committee, and any action taken by the Compensation Committee requires the affirmative vote or consent of an AXA representative.

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

The Compensation Committee’s year-end process generally has focused on the cash bonuses and long-term incentive compensation awards granted to senior management. Mr. Kraus is an active member of the Compensation Committee, but he does not participate in any committee discussions or votes regarding his own compensation. Mr. Kraus, working with the COO and other members of senior management, provides recommendations for individual employee awards to the Compensation Committee for its consideration. As part of this process, management provides the committee with compensation benchmarking data from one or more compensation consultants. For 2016, we paid $26,750 to McLagan for executive compensation benchmarking data and an additional $409,931 for survey and consulting services relating to the amount and form of compensation paid to employees other than executives.

The Compensation Committee held its regularly-scheduled meeting regarding year-end compensation on December 9, 2016, at which meeting it discussed and approved senior management’s compensation recommendations. The Compensation Committee did not retain its own consultants.

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

Compensation Committee Interlocks and Insider Participation

Mr. Duverne is the Chairman of the Board of AXA, the ultimate parent company of the General Partner.

Mr. Kraus is Chairman of the Board and CEO of the General Partner and, accordingly, also serves in that capacity for AB and AB Holding. No executive officer of AB serves as (i) a member of a compensation committee or (ii) a director of another entity, an executive officer of which serves as a member of AB's Compensation Committee or Board.

Compensation Committee Report

The members of the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth above and, based on such review and discussion, recommended to the Board its inclusion in this Form 10-K.

Christopher M. Condron (Chair)	Denis Duverne
Steven G. Elliott	Peter S. Kraus
Lorie A. Slutsky

Consideration of Risk Matters in Determining Compensation

In 2016, we considered whether our compensation practices for employees, including our named executive officers, encourage unnecessary or excessive risk-taking and whether any risks arising from our compensation practices are reasonably likely to have a material adverse effect on our firm. For the reasons set forth below, we have determined that our current compensation practices do not create risks that are reasonably likely to have a material adverse effect on our firm.

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

Summary Compensation Table for 2016

Total compensation of our named executive officers for 2016, 2015 and 2014, as applicable, is as follows:

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards(1)(2) ($)	All Other Compensation ($)	Total($)
Peter S. Kraus(3)	2016	400,000	—	—	5,954,676	6,354,676
Chairman and CEO	2015	400,000	—	—	6,544,627	6,944,627
	2014	411,539	—	—	6,374,364	6,785,903
James A. Gingrich(4)	2016	400,000	3,540,000	3,260,000	828,361	8,028,361
Chief Operating Officer	2015	400,000	3,940,000	3,660,000	892,863	8,892,863
	2014	415,385	3,940,000	3,660,000	872,272	8,887,657
Robert P. van Brugge	2016	400,000	1,890,000	1,610,000	324,696	4,224,696
Chairman and CEO of SCB LLC	2015	400,000	2,040,000	1,760,000	339,762	4,539,762
	2014	415,385	1,940,000	1,660,000	327,253	4,342,638
Laurence E. Cranch(5)	2016	400,000	890,000	610,000	326,556	2,226,556
General Counsel	2015	400,000	915,000	635,000	334,969	2,284,969

John C. Weisenseel	2016	375,000	977,500	672,500	111,505	2,136,505
CFO	2015	375,000	915,000	610,000	129,559	2,029,559
	2014	389,423	800,000	500,000	135,457	1,824,880
________________________________________________________________________________________________________________________

(1)
The figures in the “Stock Awards” column provide the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 17 to AB’s consolidated financial statements in Item 8.

(2)	See “Grants of Plan-based Awards in 2016” below for information regarding the 2016 long-term incentive compensation awards granted to our named executive officers.

(3)	Mr. Kraus’s compensation structure is set forth in the Kraus Employment Agreement, the terms of which are described above in “Overview of Our CEO’s Compensation”.

(4)
On February 13, 2017, the Compensation Committee approved a grant to Mr Gingrich of restricted AB Holding Units with a value of $21 million (based on the average closing price on the NYSE of an AB Holding Unit for the period covering the four trading days immediately preceding the grant date, the grant date and the five trading days immediately following the grant date), in lieu of cash bonus and long-term incentive compensation awards for 2017, 2018 and 2019 for which Mr. Gingrich otherwise would have been eligible under the Incentive Compensation Program; provided, Mr. Gingrich will be eligible to receive at the end of each such year an additional cash bonus, to the extent approved by the Compensation Committee. Mr. Gingrich's restricted AB Holding Units will vest (after which they are no longer subject to forfeiture) ratably on each of December 1, 2017, 2018 and 2019, provided, with respect to each installment, Mr. Gingrich continues to be employed by our firm.

(5)	We have not provided 2014 compensation for Mr. Cranch because he was not a named executive officer in 2014.

The “All Other Compensation” column includes the aggregate incremental cost to our company of certain other expenses and perquisites. For 2016, this column includes the following:

Name	Quarterly Distributions on AB Holding Unit Awards ($)	Aircraft-related Imputed Income ($)		Personal Use of Car and Driver ($)		Contributions to Profit Sharing Plan ($)	Life Insurance Premiums ($)	Financial Planning Services ($)
Peter S. Kraus(1)	5,716,309	39,792	(4)	185,325	(5)	13,250	—	—
James A. Gingrich(2)	791,716	—		—		13,250	1,806	21,589
Robert P. van Brugge	310,816	—		—		13,250	630	—
Laurence E. Cranch(3)	308,115	—		—		13,250	5,191	—
John C. Weisenseel	96,578	—		—		13,250	1,677	—

________________________________________________________________________________________________________________________

(1)	Includes $2,858,154 paid on AB Holding Units that have not yet vested and $2,858,155 paid on AB Holding Units that have vested but with respect to which delivery has been voluntarily deferred.

(2)	Includes $692,432 paid on AB Holding Units that have not yet vested and $99,284 paid on AB Holding Units that have vested but with respect to which delivery has been voluntarily deferred.

(3)	Includes $120,673 paid on AB Holding Units that have not yet vested and $187,442 paid on AB Holding Units that have vested but with respect to which delivery has been voluntarily deferred.

(4)
We use the Standard Industry Fare Level ("SIFL") methodology to calculate the amount to include in the taxable income of named executive officers for the personal use of company-leased aircraft. Using the SIFL methodology, which was approved by the Compensation Committee, limits our ability to deduct the full cost of personal use of company-leased aircraft by our executive officers. Mr. Kraus reimburses AB for any incremental cost resulting from his personal use of company-leased aircraft. However, taxable income is imputed to Mr. Kraus for business flights on which family members are aboard. The figure in the table represents the taxable income for the 12 months ended October 31, 2016 that was imputed to Mr. Kraus. In addition, AB was unable to deduct approximately $826,000 of the cost of company-leased aircraft, representing a tax cost to AB of $7,849, due to the fact that family members accompanied Mr. Kraus on certain trips on company-leased aircraft taken for business purposes.

(5)	Includes lease costs ($15,423), driver compensation ($145,984) and other car-related costs ($23,918), such as parking, gas, tolls, and repairs and maintenance.

Grants of Plan-based Awards in 2016

Grants of awards under the 2010 Plan, our equity compensation plan, during 2016 made to our named executive officers are as follows:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards(1) ($)
Peter S. Kraus	—	—	—
James A. Gingrich(2)	12/9/2016	140,517	3,260,000
Robert P. van Brugge(2)	12/9/2016	69,397	1,610,000
Laurence E. Cranch(2)	12/9/2016	26,293	610,000
John C. Weisenseel(2)	12/9/2016	28,987	672,500
________________________________________________________________________________________________________________________

(1)
This column provides the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 17 to AB's consolidated financial statements in Item 8.

(2)
As discussed above in “Overview of 2016 Incentive Compensation Program” and “Compensation Elements for Named Executive Officers—Long-Term Incentive Compensation Awards”, long-term incentive compensation awards generally are denominated in restricted AB Holding Units. The 2016 long-term incentive compensation awards granted to our named executive officers under the Incentive Compensation Program and the 2010 Plan are shown in the “All Other Stock Awards” column of this table, the “Stock Awards” column of the Summary Compensation Table and the “AB Holding Unit Awards” columns of the Outstanding Equity Awards at 2016 Fiscal Year-End Table.

In 2016, the number of restricted AB Holding Units comprising long-term incentive compensation awards granted to each named executive officer (other than Mr. Kraus, who was not granted an incentive compensation award in 2016) was determined based on the closing price of an AB Holding Unit as reported for NYSE composite transactions on December 9, 2016, the date on which the Compensation Committee approved the awards. For further information regarding the material terms of such awards, including the vesting terms and the formulas or criteria to be applied in determining the amounts payable, please refer to "Overview of 2016 Incentive Compensation Program", "Compensation Elements for Named Executive Officers-Long-Term Incentive Compensation Awards" and "Other Factors Considered When Determining Named Executive Officer Compensation" above.

Outstanding Equity Awards at 2016 Fiscal Year-End

Outstanding equity awards held by our named executive officers as of December 31, 2016 are as follows:

	Option Awards				AB Holding Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(8) ($)
Peter S. Kraus(1)	—	—	—	—	1,088,821	25,532,848
James A. Gingrich(2)(3)	263,533	—	17.05	1/23/2019	377,481	8,851,922
Robert P. van Brugge(4)	—	—	—	—	175,804	4,122,594
Laurence E. Cranch(5)(6)	78,348	—	17.05	1/23/2019	67,406	1,580,662
John C. Weisenseel(7)	—	—	—	—	64,251	1,506,680
________________________________________________________________________________________________________________________

(1)
Subject to accelerated vesting clauses in the Kraus Employment Agreement (e.g., immediate vesting upon a “change in control” of our firm), the June 2012 Grant vests ratably on each of the first five anniversaries of December 19, 2013, commencing December 19, 2014, provided, with respect to each installment, Mr. Kraus continues to be employed by AB on the vesting date.  However, Mr. Kraus elected to delay delivery of all of the restricted AB Holding Units until December 19, 2018, the final vesting date, subject to acceleration upon a “change in control” of our firm and certain qualifying events of termination of employment. For further information regarding the restricted AB Holding Units awarded to Mr. Kraus under the Kraus Employment Agreement, see “Overview of Our CEO’s Compensation” above.

(2)
Mr. Gingrich was awarded (i) 140,517 restricted AB Holding Units in December 2016 that are scheduled to vest in 25% increments on each of December 1, 2017, 2018, 2019 and 2020, (ii) 158,992 restricted AB Holding Units in December 2015, 25% of which vested on December 1, 2016 and the remainder of which is scheduled to vest in 25% increments on each of December 1, 2017, 2018 and 2019, (iii) 150,992 restricted AB Holding Units in December 2014, 25% of which vested on each of December 1, 2015 and 2016, and the remainder of which is scheduled to vest in 25% increments on each of December 1, 2017 and 2018, and (iv) 168,897 restricted AB Holding Units in December 2013, 25% of which vested on each of December 1, 2014, 2015 and 2016, and the remainder of which is scheduled to vest in an additional 25% increment on December 1, 2017.

(3)	Mr. Gingrich was granted 263,533 options to buy AB Holding Units in January 2009, 20% of which vested and became exercisable on each of January 23, 2010, 2011, 2012, 2013 and 2014.

(4)
Mr. van Brugge was awarded (i) 69,397 restricted AB Holding Units in December 2016 that are scheduled to vest in 25% increments on each of December 1, 2017, 2018, 2019 and 2020, (ii) 76,455 restricted AB Holding Units in December 2015, 25% of which vested on December 1, 2016 and the remainder of which is scheduled to vest in 25% increments on each of December 1, 2017, 2018 and 2019, (iii) 68,482 restricted AB Holding Units in December 2014, 25% of which vested on each of December 1, 2015 and 2016, and the remainder of which is scheduled to vest in 25% increments on each of December 1, 2017 and 2018, and (iv) 59,299 restricted AB Holding Units in December 2013, 25% of which vested on each of December 1, 2014, 2015 and 2016, and the remainder of which is scheduled to vest in an additional 25% increment on December 1, 2017.

(5)
Mr. Cranch was awarded (i) 26,293 restricted AB Holding Units in December 2016 that are scheduled to vest in 25% increments on each of December 1, 2017, 2018, 2019 and 2020, (ii) 27,585 restricted AB Holding Units in December 2015, 25% of which vested on December 1, 2016 and the remainder of which is scheduled to vest in 25% increments on each of December 1, 2017, 2018 and 2019, (iii) 26,197 restricted AB Holding Units in December 2014, 25% of which vested on each of December 1, 2015 and 2016, and the remainder of which is scheduled to vest in 25% increments on each of December 1, 2017 and 2018, and (iv) 29,303 restricted AB Holding Units in December 2013, 25% of which vested on each of December 1, 2014, 2015 and 2016, and the remainder of which is scheduled to vest in an additional 25% increment on December 1, 2017.

(6)	Mr. Cranch was granted 78,348 options to buy AB Holding Units in January 2009, 20% of which vested and became exercisable on each of January 23, 2010, 2011, 2012, 2013 and 2014.

(7)
Mr. Weisenseel was awarded (i) 28,987 restricted AB Holding Units in December 2016 that are scheduled to vest in 25% increments on each of December 1, 2017, 2018, 2019 and 2020, (ii) 26,499 restricted AB Holding Units in December 2015, 25% of which vested on December 1, 2016 and the remainder of which is scheduled to vest in 25% increments on each of December 1, 2017, 2018 and 2019, (iii) 20,628 restricted AB Holding Units in December 2014, 25% of which vested on each of December 1, 2015 and 2016, and the remainder of which is scheduled to vest in 25% increments on each of December 1, 2017 and 2018, and (iv) 20,305 restricted AB Holding Units in December 2013, 25% of which vested on each of December 1, 2014, 2015 and 2016, and the remainder of which is scheduled to vest in an additional 25% increment on December 1, 2017.

(8)
The market values of restricted AB Holding Units set forth in this column were calculated assuming a price per AB Holding Unit of $23.45, which was the closing price on the NYSE of an AB Holding Unit on December 30, 2016, the last trading day of AB's last completed fiscal year.

Option Exercises and AB Holding Units Vested in 2016

AB Holding Units held by our named executive officers that vested during 2016 are as follows:

	AB Holding Unit Awards
Name	Number of AB Holding Units Acquired on Vesting (#)	Value Realized on Vesting ($)
Peter S. Kraus(1)	544,410	12,330,887
James A. Gingrich	158,712	3,634,505
Robert P. van Brugge	71,202	1,630,526
Laurence E. Cranch	27,843	637,605
John C. Weisenseel	19,924	456,260
________________________________________________________________________________________________________________________

(1)
Mr. Kraus deferred delivery of the 544,410 restricted AB Holding Units that vested in December 2016. See “Overview of Our CEO’s Compensation – Compensation Elements – Restricted AB Holding Units” above for additional information.

Pension Benefits for 2016

None of our named executive officers are entitled to benefits under the Amended and Restated Retirement Plan for Employees of AB (as amended and restated as of January 1, 2016, “Retirement Plan”), our company pension plan. For additional information regarding the Retirement Plan, including interest rates and actuarial assumptions, see Note 16 to AB’s consolidated financial statements in Item 8.

Non-Qualified Deferred Compensation for 2016

Vested and unvested non-qualified deferred compensation contributions, earnings and distributions of our named executive officers during 2016 and their non-qualified deferred compensation plan balances as of December 31, 2016 are as follows:

Name	Executive Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Peter S. Kraus(1)	12,330,896	(217,764)	—	51,065,696
James A. Gingrich(2)	—	150,076	(178,489)	1,243,151
Robert P. van Brugge	—	—	—	—
Laurence E. Cranch(2)	—	(1,542)	(412,680)	—
John C. Weisenseel(3)	—	138	(25,150)	—
________________________________________________________________________________________________________________________

(1)
Mr. Kraus deferred delivery of the 544,410 restricted AB Holding Units that vested in December 2016, the value of which, as of December 19, 2016 (vesting date), is reflected in "Executive Contributions in Last FY", until the earlier of December 19, 2018, his death and the date on which a change in control of AB occurs. "Aggregate Earnings in Last FY" represents the change in the value of these restricted AB Holding Units from December 19, 2016 to December 31, 2016. "Aggregate Balance at Last FYE" represents the aggregate value of the portions of the June 2012 Grant that are scheduled to vest in equal increments on each of December 19, 2017 and 2018. See “Overview of Our CEO’s Compensation – Compensation Elements – Restricted AB Holding Units” above for additional information.

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

(3)
The amounts shown in “Aggregate Earnings in Last FY” for Mr. Weisenseel reflects the interest payments associated with the Deferred Cash portion of his long-term incentive compensation award granted in 2012. Interest accrues monthly based on our monthly weighted average cost of funds (approximately 0.6% in 2016) and will be credited to Mr. Weisenseel annually until the cash is distributed him. The amounts shown in “Aggregate Withdrawals/Distributions” for Mr. Weisenseel represents his Deferred Cash distribution during 2016.

Potential Payments upon Termination or Change in Control

Estimated payments and benefits to which our named executive officers would have been entitled upon a change in control of AB or the specified qualifying events of termination of employment as of December 31, 2016 are as follows:

Name	Cash Payments(1) ($)	Acceleration of Restricted AB Holding Unit Awards(2) ($)	Other Benefits ($)
Peter S. Kraus(3)
Change in control	—	25,532,848	21,908
Termination by AB without cause	—	25,532,848	21,908
Termination by Mr. Kraus for good reason	—	25,532,848	21,908
Death or disability(4)(5)	—	12,766,424	21,908
James A. Gingrich
Resignation or termination by AB without cause (complies with applicable agreements and restrictive covenants)(2)	—	8,851,922	—
Death or disability(6)	—	8,851,922	—
Robert P. van Brugge
Resignation or termination by AB without cause (complies with applicable agreements and restrictive covenants)(2)	—	4,122,594	—
Death or disability(6)	—	4,122,594	—
Laurence E. Cranch
Resignation or termination by AB without cause (complies with applicable agreements and restrictive covenants)(2)	—	1,580,662	—
Death or disability(6)	—	1,580,662	—
John C. Weisenseel
Resignation or termination by AB without cause (complies with applicable agreements and restrictive covenants)(2)	—	1,506,680	—
Death or disability(6)	—	1,506,680	—
_________________________________________________________________________________________________________________

(1)
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

(3)	See "Overview of Our CEO's Compensation" above for a discussion of the terms set forth in the Kraus Employment Agreement relating to termination of employment.

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

Director Compensation in 2016

During 2016, we compensated our directors, who are not employed by our company or by any of our affiliates (“Eligible Directors”), as follows:

Name	Fees Earned or Paid in Cash($)	Stock Awards(1)(3) ($)	Option Awards(2)(3) ($)	Total($)
Christopher M. Condron(4)	148,375	75,000	75,000	298,375
Steven G. Elliott(4)	195,750	150,000	—	345,750
Deborah S. Hechinger(4)	140,875	75,000	75,000	290,875
Weston M. Hicks(4)	128,000	150,000	—	278,000
Heidi S. Messer(4)	126,500	150,000	—	276,500
Scott A. Schoen(4)	128,000	150,000	—	278,000
Lorie A. Slutsky(4)	143,500	150,000	—	293,500
Joshua A. Weinreich	111,125	150,000	—	261,125
________________________________________________________________________________________________________________________

(1)
The aggregate number of restricted AB Holding Units underlying awards outstanding but not yet distributed at December 31, 2016 was: for Mr. Condron and Ms. Hechinger, 7,814 AB Holding Units; for Ms. Messer, 10,407 AB Holding Units; and for each of Ms. Slutsky and Messrs. Elliott, Hicks, Schoen and Weinreich, 15,627 AB Holding Units.

(2)
The aggregate number of options outstanding at December 31, 2016 was: for Mr. Condron, options to buy 91,376 AB Holding Units; for Mr. Elliott, options to buy 26,383 AB Holding Units; for Ms. Hechinger, options to buy 118,141 AB Holding Units; for Mr. Hicks, options to buy 42,510 AB Holding Units; for Ms. Slutsky, options to buy 39,398 AB Holding Units; and for Mr. Weinreich, options to buy 5,774 AB Holding Units. Ms. Messer and Mr. Schoen do not own any options to buy AB Holding Units.

(3)
Reflects the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 17 to AB’s consolidated financial statements in Item 8.

(4)	Includes retainer payments made in December 2016 relating to the fourth quarter of 2016, which payments should have been made in January 2017.

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

The Board also approved, effective in 2018, the following increases to Eligible Director compensation:

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

At a regularly-scheduled meeting of the Board held during May 2016, the Board, consistent with elections made by our Eligible Directors during the first quarter of 2016, granted to (i) each of Mr. Condron and Ms. Hechinger, 3,313 restricted AB Holding Units and options to buy 27,273 AB Holding Units at $22.64 per AB Holding Unit, and (ii) each of Mses. Messer and Slutsky and Messrs. Elliott, Hicks, Schoen and Weinreich, 6,626 restricted AB Holding Units. The exercise price of the options was the closing price of an AB Holding Unit as reported for NYSE composite transactions on May 19, 2016, the date on which the Board approved the awards. For information about how the Black-Scholes value was calculated, see Notes 2 and 17 to AB’s consolidated financial statements in Item 8.

Options granted to Eligible Directors become exercisable ratably over three years. Restricted AB Holding Units granted to Eligible Directors “cliff” vest after three years (i.e., 100% of the award is distributed on the third anniversary of the grant date). In order to avoid any perception that our directors’ exercise of their fiduciary duties might be impaired, these options and restricted AB Holding Units are not forfeitable, except if the Eligible Director is terminated for “Cause”, as that term is defined in the 2010 Plan or the applicable award agreement. Accordingly, vesting and exercisability of options continues following an Eligible Director’s resignation from the Board. Restricted AB Holding Units are distributed as soon as administratively feasible following an Eligible Director’s resignation from the Board.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

AB Holding Units to be issued pursuant to our equity compensation plans as of December 31, 2016 are as follows:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(1)
Equity compensation plans approved by security holders	5,085,043	$49.45	7,698,253
Equity compensation plans not approved by security holders	—	—	—
Total	5,085,043	$49.45	7,698,253
________________________________________________________________________________________________________________________

(1)	All AB Holding Units remaining available for future issuance will be issued pursuant to the 2010 Plan.

There are no AB Units to be issued pursuant to an equity compensation plan.

For information about our equity compensation plans, see Note 17 to AB’s consolidated financial statements in Item 8.

Principal Security Holders

As of December 31, 2016, we had no information that any person beneficially owned more than 5% of the outstanding AB Holding Units.

As of December 31, 2016, we had no information that any person beneficially owned more than 5% of the outstanding AB Units, except as reported by AXA and certain of its subsidiaries on Schedule 13D/A and Forms 4 filed with the SEC on January 5, 2016 pursuant to the Exchange Act. We have prepared the following table, and the notes that follow, in reliance on such filings:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Reported on Schedule		Percent of Class
AXA(1)(2)(3)(4)(5) 25 avenue Matignon 75008 Paris, France	170,121,745	(4)(5)	63.3	(4)(5)
________________________________________________________________________________________________________________________

(1)
Based on information provided by AXA Financial, on December 31, 2016, AXA and certain of its subsidiaries beneficially owned all of AXA Financial’s outstanding common stock. For insurance regulatory purposes, the shares of common stock of AXA Financial beneficially owned by AXA and its subsidiaries have been deposited into a voting trust (“Voting Trust”), the term of which ends on April 29, 2021. The trustees of the Voting Trust (“Voting Trustees”) are Denis Duverne and Mark Pearson. Mr. Duverne serves on the Board of Directors of AXA, while Mr. Pearson serves on the Management Committee of AXA. The Voting Trustees have agreed to exercise their voting rights to protect the legitimate economic interests of AXA, but with a view to ensuring that certain minority shareholders of AXA do not exercise control over AXA Financial or certain of its insurance subsidiaries.

(2)
Based on information provided by AXA, as of December 31, 2016, 14.13% of the issued ordinary shares (representing 23.93% of the voting power) of AXA were owned directly and indirectly by two French mutual insurance companies (AXA Assurances IARD Mutuelle and AXA Assurances Vie Mutuelle) engaged in the Property & Casualty insurance business and the Life & Savings insurance business in France (“Mutuelles AXA”).

(3)
The Voting Trustees and the Mutuelles AXA, as a group, may be deemed to be beneficial owners of all AB Units beneficially owned by AXA and its subsidiaries. By virtue of the provisions of the Voting Trust Agreement, AXA may be deemed to have shared voting power with respect to the AB Units. AXA and its subsidiaries have the power to dispose or direct the disposition of all shares of the capital stock of AXA Financial deposited in the Voting Trust. The Mutuelles AXA, as a group, may be deemed to share the power to vote or to direct the vote and to dispose or to direct the disposition of all the AB Units beneficially owned by AXA and its subsidiaries. The address of each of AXA and Mr. Duverne is 25 avenue Matignon, 75008 Paris, France. The address of Mr. Pearson is 1290 Avenue of the Americas, New York, NY 10104. The address of the Mutuelles AXA is 313 Terrasses de l’Arche, 92727 Nanterre Cedex, France.

(4)
By reason of their relationships, AXA, the Voting Trustees, the Mutuelles AXA, AXA America Holdings, Inc. (a subsidiary of AXA, “AXA America”), AXA Equitable Financial Services, LLC (a subsidiary of AXA America), AXA-IM Holding U.S. (a 96.23%-owned subsidiary of AXA), AXA Financial, AXA Equitable, Coliseum Reinsurance Company (a subsidiary of AXA Financial), ACMC, LLC (a subsidiary of AXA Equitable) and MLOA may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of the 268,893,534 issued and outstanding AB Units.

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

As of December 31, 2016, AB Holding was the record owner of 96,652,190, or 35.9%, of the issued and outstanding AB Units.

Management

As of December 31, 2016, the beneficial ownership of AB Holding Units by each director and named executive officer of the General Partner and by all directors and executive officers as a group is as follows:

Name of Beneficial Owner	Number of AB Holding Units and Nature of Beneficial Ownership	Percent of Class
Peter S. Kraus(1)(2)	4,337,643	4.5%
Christopher M. Condron(3)	112,190	*
Denis Duverne(1)	2,000	*
Steven G. Elliott(4)	53,424	*
Deborah S. Hechinger(5)	95,190	*
Weston M. Hicks(6)	58,137	*
Heidi S. Messer	10,407	*
Mark Pearson(1)	—	*
Scott A. Schoen(7)	77,612	*
Lorie A. Slutsky(1)(8)	72,227	*
Joshua A. Weinreich(9)	22,644	*
James A. Gingrich(1)(10)	1,113,950	1.2
Laurence E. Cranch(1)(11)	308,977	*
Robert P. van Brugge(1)(12)	278,413	*
John C. Weisenseel(1)(13)	138,745	*
All directors and executive officers as a group (16 persons)(14)(15)(16)	6,713,387	6.9%
________________________________________________________________________________________________________________________

*	Number of AB Holding Units listed represents less than 1% of the Units outstanding.

(1)
Excludes AB Holding Units beneficially owned by AXA and its subsidiaries. Ms. Slutsky and Messrs. Duverne and Pearson are directors and/or officers of AXA, AXA Financial and/or AXA Equitable. Messrs. Kraus, Gingrich, Cranch, van Brugge and Weisenseel are directors and/or officers of the General Partner.

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

(3)	Includes 50,231 AB Holding Units Mr. Condron can acquire within 60 days under an AB option plan.

(4)	Includes 26,383 AB Holding Units Mr. Elliott can acquire within 60 days under an AB option plan.

(5)	Includes 76,996 AB Holding Units Ms. Hechinger can acquire within 60 days under an AB option plan.

(6)	Includes 42,510 AB Holding Units Mr. Hicks can acquire within 60 days under an AB option plan.

(7)	Excludes 2,000 AB Holding Units owned by the Sheldon S. Schoen Irrevocable Trust, of which Mr. Schoen serves as Trustee. Mr. Schoen disclaims beneficial ownership of these 2,000 AB Holding Units.

(8)	Includes 39,398 AB Holding Units Ms. Slutsky can acquire within 60 days under an AB option plan.

(9)	Includes 5,774 AB Holding Units Mr. Weinreich can acquire within 60 days under an AB option plan.

(10)
Includes 263,533 AB Holding Units Mr. Gingrich can acquire within 60 days under an AB option plan and 472,962 restricted AB Holding Units awarded to Mr. Gingrich as long-term incentive compensation that have not yet vested or with respect to which he has deferred delivery. For information regarding Mr. Gingrich’s long-term incentive compensation awards, see “Grants of Plan-based Awards in 2016” and “Outstanding Equity Awards at 2016 Fiscal Year-End” in Item 11.

(11)
Includes 78,348 AB Holding Units Mr. Cranch can acquire within 60 days under an AB option plan and 188,390 restricted AB Holding Units awarded to Mr. Cranch as long-term incentive compensation that have not yet vested or with respect to which he has deferred delivery. For information regarding Mr. Cranch's long-term incentive compensation awards, see “Grants of Plan-based Awards in 2016” and “Outstanding Equity Awards at 2016 Fiscal Year-End” in Item 11.

(12)
Includes 175,804 restricted AB Holding Units awarded to Mr. van Brugge as long-term incentive compensation that have not yet vested or with respect to which he has deferred delivery. For information regarding Mr. van Brugge’s long-term incentive compensation awards, see “Grants of Plan-based Awards in 2016” and “Outstanding Equity Awards at 2016 Fiscal Year-End” in Item 11.

(13)
Includes 70,876 restricted AB Holding Units awarded to Mr. Weisenseel as long-term incentive compensation that have not yet vested or with respect to which he has deferred delivery.  For information regarding Mr. Weisenseel’s long-term incentive compensation awards, see “Grants of Plan-based Awards in 2016” and “Outstanding Equity Awards at 2016 Fiscal Year-End” in Item 11.

(14)	Includes 583,173 AB Holding Units the directors and executive officers as a group can acquire within 60 days under AB option plans.

(15)
Includes 4,199,527 restricted AB Holding Units awarded to the executive officers as a group as long-term incentive compensation that have not yet vested and/or with respect to which the executive officer has deferred delivery.

(16)
Includes 31,828 AB Holding Units owned by Kate C. Burke, who is deemed an executive officer but not a named executive officer. Of these AB Holding Units, 25,033 are restricted AB Holding Units awarded to Ms. Burke as long-term incentive compensation that have not yet vested or with respect to which she has deferred delivery.

As of December 31, 2016, our directors and executive officers did not beneficially own any AB Units.

As of December 31, 2016, the beneficial ownership of the common stock of AXA by each director and named executive officer of the General Partner and by all directors and executive officers as a group is as follows:

AXA Common Stock(1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class
Peter S. Kraus	—	*
Christopher M. Condron(2)	1,330,661	*
Denis Duverne(3)	2,167,767	*
Steven G. Elliott	—	*
Deborah S. Hechinger	—	*
Weston M. Hicks	—	*
Heidi S. Messer	—	*
Mark Pearson(4)	855,687	*
Scott A. Schoen	—	*
Lorie A. Slutsky(5)	49,363	*
Joshua A. Weinreich	—	*
James A. Gingrich	—	*
Laurence E. Cranch	—	*
Robert P. van Brugge	—	*
John C. Weisenseel	—	*
All directors and executive officers as a group (16 persons)(6)	4,403,478	*
________________________________________________________________________________________________________________________
* Number of shares listed represents less than 1% of the outstanding AXA common stock.

(1)	Holdings of AXA American Depositary Shares (“ADS”) are expressed as their equivalent in AXA common stock. Each AXA ADS represents the right to receive one AXA ordinary share.

(2)	Includes 974,724 shares Mr. Condron can acquire within 60 days under option plans. Also includes 231,987 deferred restricted ADS units under AXA’s Variable Deferred Compensation Plan for Executives.

(3)	Includes 800,318 shares Mr. Duverne can acquire within 60 days under option plans.

(4)
Includes 453,656 shares Mr. Pearson can acquire within 60 days under options plans. Also includes 272,129 AXA performance shares, which are paid out when vested based on the price of AXA at that time and are subject to achievement of internal performance conditions.

(5)	Includes 9,393 shares Ms. Slutsky can acquire within 60 days under option plans.

(6)	Includes 2,238,091 shares the directors and executive officers as a group can acquire within 60 days under option plans.

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

Section 17-403(b) of the Delaware Revised Uniform Limited Partnership Act (“Delaware Act”) states in substance that, except as provided in the Delaware Act or the applicable partnership agreement, a general partner of a limited partnership has the liabilities of a general partner in a general partnership governed by the Delaware Uniform Partnership Law (as in effect on July 11, 1999) to the partnership and to the other partners. In addition, as discussed below, Sections 17-1101(d) and 17-1101(f) of the Delaware Act generally provide that a partnership agreement may limit or eliminate fiduciary duties a partner may be deemed to owe to the limited partnership or to another partner, and any related liability, provided that the partnership agreement may not limit or eliminate the implied contractual covenant of good faith and fair dealing. Accordingly, while under Delaware law a general partner of a limited partnership is liable as a fiduciary to the other partners, those fiduciary obligations may be altered by the terms of the applicable partnership agreement. Each of the AB Partnership Agreement and AB Holding Partnership Agreement (each a “Partnership Agreement” and, together, the “Partnership Agreements”) sets forth limitations on the duties and liabilities of the General Partner. Each Partnership Agreement provides that the General Partner is not liable for monetary damages for errors in judgment or for breach of fiduciary duty (including breach of any duty of care or loyalty) unless it is established (the person asserting such liability having the burden of proof) that the General Partner’s action or failure to act involved an act or omission undertaken with deliberate intent to cause injury, with reckless disregard for the best interests of the Partnerships or with actual bad faith on the part of the General Partner, or constituted actual fraud. Whenever the Partnership Agreements provide that the General Partner is permitted or required to make a decision (i) in its “discretion” or under a grant of similar authority or latitude, the General Partner is entitled to consider only such interests and factors as it desires and has no duty or obligation to consider any interest of or other factors affecting the Partnerships or any Unitholder of AB or AB Holding or (ii) in its “good faith” or under another express standard, the General Partner will act under that express standard and will not be subject to any other or different standard imposed by either Partnership Agreement or applicable law or in equity or otherwise. Each Partnership Agreement further provides that to the extent that, at law or in equity, the General Partner has duties (including fiduciary duties) and liabilities relating thereto to either Partnership or any partner, the General Partner acting under either Partnership Agreement, as applicable, will not be liable to the Partnerships or any partner for its good faith reliance on the provisions of the Partnership Agreement.

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

Each Partnership Agreement also allows transactions between AB and AB Holding and the General Partner or its affiliates, as we describe in “Policies and Procedures Regarding Transactions with Related Persons” in Item 13, so long as such transactions are on an arms-length basis. The Delaware courts have held that provisions in partnership or limited liability company agreements that permit affiliate transactions so long as they are on an arms-length basis operate to establish a contractually-agreed-to fiduciary duty standard of entire fairness on the part of the general partner or manager in connection with the approval of affiliate transactions. Also, each Partnership Agreement expressly permits all affiliates of the General Partner to compete, directly or indirectly, with AB and AB Holding, as we discuss in “Competition” in Item 1. The Partnership Agreements further provide that, except to the extent that a decision or action by the General Partner is taken with the specific intent of providing an improper benefit to an affiliate of the General Partner to the detriment of AB or AB Holding, there is no liability or obligation with respect to, and no challenge of, decisions or actions of the General Partner that would otherwise be subject to claims or other challenges as improperly benefiting affiliates of the General Partner to the detriment of the Partnerships or otherwise involving any conflict of interest or breach of a duty of loyalty or similar fiduciary obligation.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures Regarding Transactions with Related Persons

Each Partnership Agreement expressly permits AXA and its affiliates, which includes AXA Equitable and its affiliates (collectively, “AXA Affiliates”), to provide services to AB and AB Holding if the terms of the transaction are approved by the General Partner in good faith as being comparable to (or more favorable to each such Partnership than) those that would prevail in a transaction with an unaffiliated party. This requirement is conclusively presumed to be satisfied as to any transaction or arrangement that (i) in the reasonable and good faith judgment of the General Partner meets that unaffiliated party standard, or (ii) has been approved by a majority of those directors of the General Partner who are not also directors, officers or employees of an affiliate of the General Partner.

In practice, our management pricing committees review investment advisory agreements with AXA Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with AXA Affiliates are submitted to the Audit Committee for their review and approval. (See “Committees of the Board” in Item 10 for details regarding the Audit Committee.) We are not aware of any transaction during 2016 between our company and any related person with respect to which these procedures were not followed.

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

Transactions between AB and related persons during 2016 are as follows (the first table summarizes services we provide to related persons and the second table summarizes services our related persons provide to us):

Parties(1)	General Description of Relationship(2)	Amounts Received or Accrued for in 2016

AXA Equitable(3)	We provide investment management services and ancillary accounting, valuation, reporting, treasury and other services to the general and separate accounts of AXA Equitable and its insurance company subsidiaries.	$57,898,000
EQAT, AXA Enterprise Trust and AXA Premier VIP Trust	We serve as sub-adviser to these open-end mutual funds, each of which is sponsored by a subsidiary of AXA Financial.	$23,956,000
AXA AB Funds	We provide investment management, distribution and shareholder servicing-related services.	$16,070,000
AXA Life Japan Limited(3)		$14,771,000
AXA Switzerland Life(3)		$9,600,000
AXA Re Arizona Company(3)		$8,735,000
AXA U.K. Group Pension Scheme		$7,615,000
AXA France(3)		$6,947,000
AXA Hong Kong Life(3)		$6,677,000

AXA Germany(3)		$3,004,000
AXA Belgium(3)		$2,240,000
AXA Switzerland Property and Casualty(3)		$1,280,000
MONY Life Insurance Company of America(3)		$1,279,000
AXA Mediterranean(3)		$766,000
AXA Corporate Solutions(3)		$521,000
AIM Deutschland GmbH(3)		$469,000
AXA Investment Managers Ltd. Paris(3)		$395,000
U.S. Financial Life Insurance Company(3)		$392,000
AXA General Insurance Hong Kong Ltd.(3)		$250,000
AXA Investment Managers Ltd.(3)		$188,000
AXA Insurance Company(3)		$143,000
AXA Life Singapore (3)		$142,000
Coliseum Reinsurance(3)		$127,000
AXA MPS (3)		$107,000

Parties(1)(3)	General Description of Relationship	Amounts Paid or Accrued for in 2016
AXA Advisors	Distributes certain of our Retail Products and provides Private Wealth Management referrals.	$16,077,000
AXA Business Services Pvt. Ltd.	Provides data processing services and support for certain investment operations functions.	$5,475,000
AXA Technology Services India Pvt.	Provides certain data processing services and functions.	$5,327,000
AXA Equitable	We are covered by various insurance policies maintained by AXA Equitable.	$2,915,000
AXA Advisors	Sells shares of our mutual funds under Distribution Service and educational Support agreements.	$1,653,000
AXA Group Solutions Pvt. Ltd.	Provides maintenance and development support for applications.	$1,110,000
AXA Wealth	Provides portfolio-related services for assets we manage under the AXA Corporate Trustee Investment Plan.	$908,000
GIE Informatique AXA	Provides cooperative technology development and procurement services to us and to various other subsidiaries of AXA.	$416,000
________________________________________________________________________________________________________________________

(1)	AB or one of its subsidiaries is a party to each transaction.

(2)	We provide investment management services unless otherwise indicated.

(3)	This entity is a subsidiary of AXA.

Additional Transactions with Related Persons

AXA Equitable and its affiliates are not obligated to provide funds to us, except for ACMC, LLC’s and the General Partner’s obligation to fund certain of our incentive compensation and employee benefit plan obligations. ACMC, LLC and the General Partner are obligated, subject to certain limitations, to make capital contributions to AB in an amount equal to the payments AB is required to make as incentive compensation under the employment agreements entered into in connection with AXA Equitable’s 1985 acquisition of Donaldson, Lufkin and Jenrette Securities Corporation (since November 2000, a part of Credit Suisse Group) as well as obligations of AB to various employees and their beneficiaries under AB’s Capital Accumulation Plan. In 2016, ACMC, LLC made capital contributions to AB in the amount of approximately $1.2 million in respect of these obligations. ACMC, LLC’s obligations to make these contributions are guaranteed by Equitable Holdings, LLC (a wholly-owned subsidiary of AXA Equitable), subject to certain limitations. All tax deductions with respect to these obligations, to the extent funded by ACMC, LLC, the General Partner or Equitable Holdings, LLC, will be allocated to ACMC, LLC or the General Partner.

Arrangements with Immediate Family Members of Related Persons

During 2016, we did not have arrangements with immediate family members of our directors and executive officers.

Director Independence

See “Independence of Certain Directors” in Item 10.

Item 14.    Principal Accounting Fees and Services

Fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of AB’s and AB Holding’s annual financial statements for 2016 and 2015, respectively, and fees for other services rendered by PwC are as follows:

	2016	2015
	(in thousands)
Audit fees(1)	$5,173	$5,608
Audit-related fees(2)	3,391	3,195
Tax fees(3)	1,980	2,155
All other fees(4)	548	5
Total	$11,092	$10,963
________________________________________________________________________________________________________________________

(1)	Includes $55,606 and $65,563 paid for audit services to AB Holding in 2016 and 2015, respectively.

(2)	Audit-related fees consist principally of fees for audits of financial statements of certain employee benefit plans, internal control reviews and accounting consultation.

(3)	Tax fees consist of fees for tax consultation and tax compliance services.

(4)	All other fees in 2016 and 2015 consisted of miscellaneous non-audit services.

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

Financial Statement Schedule.

Attached to this Form 10-K is a schedule describing Valuation and Qualifying Account-Allowance for Doubtful Accounts for the three years ended December 31, 2016, 2015 and 2014.

(b)	Exhibits.

The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith or incorporated by reference herein, as indicated:

Exhibit	Description
3.01
AllianceBernstein Corporation By-Laws with amendments through November 20, 2015 (incorporated by reference to to Exhibit 3.01 to Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).

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

10.01	Award Letter among James A. Gingrich, AB and AB Holding.*
10.02	AllianceBernstein 2016 Incentive Compensation Award Program.*
10.03	AllianceBernstein 2016 Deferred Cash Compensation Program.*
10.04	Form of Award Agreement under Incentive Compensation Award Program, Deferred Cash Compensation Program and 2010 Long Term Incentive Plan.*
10.05	Form of Award Agreement under 2010 Long Term Incentive Plan relating to equity compensation awards to Eligible Directors.*
10.06	Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of October 20, 2016 and effective as of January 1, 2017.*
10.07	Summary of AB’s Lease at 1345 Avenue of the Americas, New York, New York 10105.
10.08	Guidelines for Transfer of AB Units.
10.09
Revolving Credit Agreement, dated as of December 1, 2016, with AB and SCB LLC as Borrowers, the Industrial and Commercial Bank of China as Administrative Agent and the other lending institutions that may be party thereto (incorporated by reference to Exhibit 10.01 to Form 8-K, as filed December 5, 2016).

10.10
Profit Sharing Plan for Employees of AB, as amended and restated as of January 1, 2015 and as further amended as of January 1, 2017 (incorporated by reference to Exhibit 10.05 to Form 10-K the the fiscal year ended December 31, 2015, as filed February 11, 2016).*

10.11
Amendment and Restatement of the Retirement Plan for Employees of AB, as of January 1, 2015 (incorporated by reference to Exhibit 10.06 to Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).*

10.12
Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Citigroup Global Markets Inc., as Dealer (incorporated by reference to Exhibit 10.08 to Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).

10.13
Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Credit Suisse Securities (USA) LLC, as Dealer.(incorporated by reference to Exhibit 10.09 to Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).

10.14
Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer.(incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).

10.15	AllianceBernstein L.P. 2010 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.03 to Form 10-K for the fiscal year ended December 31, 2014, as filed February 12, 2015).*
10.16
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

10.18
Amendment No. 1 to Employment Agreement dated as of December 19, 2008 among Peter S. Kraus, AllianceBernstein Corporation, AB Holding and AB, dated as of June 21, 2012 (incorporated by reference to Exhibit 99.02 to Form 8-K, as filed June 21, 2012).*

10.19	Form of Award Agreement under the Special Option Program (incorporated by reference to Exhibit 10.05 to Form 10-K for the fiscal year ended December 31, 2008, as filed February 23, 2009).*
10.20
Employment Agreement among Peter S. Kraus, AllianceBernstein Corporation, AB Holding and AB, dated as of December 19, 2008 (incorporated by reference to Exhibit 99.02 to Form 8-K, as filed December 24, 2008).*

10.21
Amended and Restated 1997 Long Term Incentive Plan, as amended through November 28, 2007 (incorporated by reference to Exhibit 10.02 to Form 10-K for the fiscal year ended December 31, 2007, as filed February 25, 2008).*

10.22
Amended and Restated Issuing and Paying Agency Agreement, dated as of May 3, 2006 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended March 31, 2006, as filed May 8, 2006).

10.23
Investment Advisory and Management Agreement for the General Account of AXA Equitable Life Insurance Company (incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 2004, as filed March 15, 2005).

10.24	AB Partners Plan of Repurchase adopted as of February 20, 2003 (incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2002, as filed March 27, 2003).
10.25
Services Agreement dated as of April 22, 2001 between AB and AXA Equitable Life Insurance Company (incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 2001, as filed March 28, 2002).

10.26
Extendible Commercial Notes Dealer Agreement, dated as of December 14, 1999 (incorporated by reference to Exhibit 10.10 to the Form 10-K for the fiscal year ended December 31, 1999, as filed March 28, 2000).

10.27
Amended and Restated Investment Advisory and Management Agreement dated January 1, 1999 among AB Holding, Alliance Corporate Finance Group Incorporated, and AXA Equitable Life Insurance Company (incorporated by reference to Exhibit (a)(6) to Form 10-Q/A for the quarterly period ended September 30, 1999, as filed on September 28, 2000).

10.28
Amended and Restated Accounting, Valuation, Reporting and Treasury Services Agreement dated January 1, 1999 between AB Holding, Alliance Corporate Finance Group Incorporated, and AXA Equitable Life Insurance Company (incorporated by reference to Exhibit (a)(7) to the Form 10-Q/A for the quarterly period ended September 30, 1999, as filed September 28, 2000).

12.01	AB Consolidated Ratio of Earnings to Fixed Charges in respect of the years ended December 31, 2016, 2015 and 2014.
21.01	Subsidiaries of AB.

23.01	Consents of PricewaterhouseCoopers LLP.
31.01	Certification of Mr. Kraus furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Mr. Weisenseel furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Item 16.    Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AllianceBernstein Holding L.P.

Date: February 14, 2017	By:	/s/ Peter S. Kraus
Peter S. Kraus
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 14, 2017	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

Date: February 14, 2017	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer

Directors

/s/ Peter S. Kraus	/s/ Heidi S. Messer
Peter S. Kraus	Heidi S. Messer
Chairman of the Board	Director

/s/ Christopher M. Condron	/s/ Mark Pearson
Christopher M. Condron	Mark Pearson
Director	Director

/s/ Denis Duverne	/s/ Scott A. Schoen
Denis Duverne	Scott A. Schoen
Director	Director

/s/ Steven G. Elliott	/s/ Lorie A. Slutsky
Steven G. Elliott	Lorie A. Slutsky
Director	Director

/s/ Deborah S. Hechinger	/s/ Joshua A. Weinreich
Deborah S. Hechinger	Joshua A. Weinreich
Director	Director

/s/ Weston M. Hicks
Weston M. Hicks
Director

SCHEDULE II

AllianceBernstein L.P.
Valuation and Qualifying Account - Allowance for Doubtful Accounts
For the Three Years Ending December 31, 2016, 2015 and 2014

Description	Balance at Beginning of Period	Credited to Costs and Expenses	Deductions		Balance at End of Period
	(in thousands)
For the year ended December 31, 2014	$763	$—	$38	(a)	$725

For the year ended December 31, 2015	$725	$100	$273	(b)	$552

For the year ended December 31, 2016	$552	$—	$39	(c)	$513

(a)	Includes accounts written-off as uncollectible of $28 and a net reduction to the allowance balance of $10.

(b)	Includes accounts written-off as uncollectible of $273.

(c)	Includes accounts written-off as uncollectible of $39.