Form 10-Q
period 2017-03-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2017-04-27
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2017 was 96,473,204.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Investment in AB	$1,512,171	$1,540,508
Total assets	$1,512,171	$1,540,508

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$313	$619
Total liabilities	313	619

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,385	1,405
Limited partners: 96,373,204 and 96,552,190 limited partnership units issued and outstanding	1,565,563	1,592,240
AB Holding Units held by AB to fund long-term incentive compensation plans	(16,300)	(11,731)
Accumulated other comprehensive loss	(38,790)	(42,025)
Total partners’ capital	1,511,858	1,539,889
Total liabilities and partners’ capital	$1,512,171	$1,540,508

See Accompanying Notes to Condensed Financial Statements.

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Equity in net income attributable to AB Unitholders	$49,666	$60,177

Income taxes	5,756	5,585

Net income	$43,910	$54,592

Net income per unit:
Basic	$0.46	$0.55
Diluted	$0.46	$0.55

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Net income	$43,910	$54,592
Other comprehensive income (loss):
Foreign currency translation adjustments, before tax	3,199	2,030
Income tax (expense) benefit	(45)	27
Foreign currency translation adjustments, net of tax	3,154	2,057
Unrealized gains (losses) on investments:
Unrealized (losses) arising during period	(5)	(2)
Less: reclassification adjustments for (losses) included in net income	—	(1)
Changes in unrealized (losses) on investments	(5)	(1)
Income tax (expense) benefit	(1)	1
Unrealized (losses) on investments, net of tax	(6)	—
Changes in employee benefit related items:
Amortization of prior service cost	2	29
Recognized actuarial gain	112	13
Changes in employee benefit related items	114	42
Income tax (expense)	(27)	(27)
Employee benefit related items, net of tax	87	15
Other comprehensive income	3,235	2,072
Comprehensive income	$47,145	$56,664

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$43,910	$54,592
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(49,666)	(60,177)
Cash distributions received from AB	70,381	55,868
Changes in assets and liabilities:
(Decrease) increase in other liabilities	(306)	5,677
Net cash provided by operating activities	64,319	55,960

Cash flows from investing activities:
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	(4,468)	(1,457)
Net cash used in investing activities	(4,468)	(1,457)

Cash flows from financing activities:
Cash distributions to Unitholders	(64,837)	(49,845)
Capital contributions from (to) AB	518	(6,115)
Proceeds from exercise of compensatory options to buy AB Holding Units	4,468	1,457
Net cash used in financing activities	(59,851)	(54,503)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
March 31, 2017
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

1.	Business Description, Organization and Basis of Presentation

Business Description

AB Holding’s principal source of income and cash flow is attributable to its investment in AB limited partnership interests. The condensed financial statements and notes of AB Holding should be read in conjunction with the condensed consolidated financial statements and notes of AB included as an exhibit to this quarterly report on Form 10-Q and with AB Holding’s and AB’s audited financial statements included in AB Holding’s Form 10-K for the year ended December 31, 2016.

AB provides research, diversified investment management and related services globally to a broad range of clients. Its principal services include:

•
Institutional Services – servicing its institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as AXA S.A. ("AXA") and its subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

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

Organization

As of March 31, 2017, AXA, a société anonyme organized under the laws of France and the holding company for the AXA Group, a worldwide leader in financial protection, through certain of its subsidiaries (“AXA and its subsidiaries”) owns approximately 1.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”).

As of March 31, 2017, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, is as follows:

AXA and its subsidiaries	63.2%
AB Holding	35.5
Unaffiliated holders	1.3
100.0%

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries have an approximate 63.8% economic interest in AB as of March 31, 2017.

Basis of Presentation

The interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed statement of financial condition as of December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Revision

During the third quarter of 2016, AB identified an error that had been impacting the calculation of its tax provision since 2010. As a result of this error, which impacted our equity in net income attributable to AB Unitholders, management revised previously issued AB and AB Holding financial statements. We revised our equity in net income attributable to AB Unitholders, net income, and basic and diluted net income per unit reported in the prior period in the statements of income. The table below reflects the revisions to these line items for the three months ended March 31, 2016 presented in this Form 10-Q:

Index

	Three Months Ended March 31, 2016
	As Reported	Adjustment	As Revised
	(in thousands, except per unit amounts)

Equity in net income attributable to AB Unitholders	$61,132	$(955)	$60,177
Net income	55,547	(955)	54,592
Basic net income per Unit	0.56	(0.01)	0.55
Diluted net income per Unit	0.56	(0.01)	0.55

2.	Cash Distributions

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

Available Cash Flow typically is the adjusted diluted net income per unit for the quarter multiplied by the number of units outstanding at the end of the quarter. Management anticipates that Available Cash Flow will continue to be based on adjusted diluted net income per unit, unless management determines, with the concurrence of the Board of Directors, that one or more adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation.

On April 27, 2017, the General Partner declared a distribution of $0.46 per unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2017. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on May 18, 2017 to holders of record at the close of business on May 8, 2017.

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

During the three months ended March 31, 2017 and 2016, AB purchased 1.3 million and 1.9 million AB Holding Units for $31.0 million and $39.7 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 1.2 million and 1.8 million AB Holding Units for $27.8 million and $38.1 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2016 expired at the close of business on February 10,

Index

2017; AB did not adopt a plan during the first quarter of 2017. AB may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first three months of 2017 and 2016, AB granted to employees and Eligible Directors 1.1 million and 0.3 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the period and newly-issued AB Holding Units to fund the restricted AB Holding Unit awards.

During the first three months of 2017 and 2016, AB Holding issued 0.3 million and 0.1 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $4.5 million and $1.5 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

4.	Net Income per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income – diluted”) and dividing by the diluted weighted average number of units outstanding for each period.

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per unit amounts)

Net income – basic	$43,910	$54,592
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	176	153
Net income – diluted	$44,086	$54,745

Weighted average units outstanding – basic	96,238	99,596
Dilutive effect of compensatory options	534	400
Weighted average units outstanding – diluted	96,772	99,996

Basic net income per unit	$0.46	$0.55
Diluted net income per unit	$0.46	$0.55

For the three months ended March 31, 2017 and 2016, we excluded 2,437,307 and 2,888,476 options, respectively, from the diluted net income computation due to their anti-dilutive effect.

Index

5.	Investment in AB

Changes in AB Holding’s investment in AB during the three-month period ended March 31, 2017 are as follows (in thousands):

Investment in AB as of December 31, 2016	$1,540,508
Equity in net income attributable to AB Unitholders	49,666
Changes in accumulated other comprehensive income (loss)	3,235
Additional investments with proceeds from exercise of compensatory options to buy AB Holding Units	4,468
Cash distributions received from AB	(70,381)
Capital contributions from AB	(518)
AB Holding Units retired	(31,906)
AB Holding Units issued to fund long-term incentive compensation plans	21,668
Change in AB Holding Units held by AB for long-term incentive compensation plans	(4,569)
Investment in AB as of March 31, 2017	$1,512,171

6.	Units Outstanding

Index

Changes in AB Holding Units outstanding during the three-month period ended March 31, 2017 are as follows:

Outstanding as of December 31, 2016	96,652,190
Options exercised	262,819
Units issued	907,449
Units retired	(1,349,254)
Outstanding as of March 31, 2017	96,473,204

7.	Income Taxes

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

AB Holding’s income tax is computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding Units in AB’s consolidated rabbi trust are not considered outstanding for purposes of calculating AB Holding’s ownership interest in AB.

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)
Net income attributable to AB Unitholders	$139,937	$166,284	(15.8)%
Multiplied by: weighted average equity ownership interest	35.5%	36.2%
Equity in net income attributable to AB Unitholders	$49,666	$60,177	(17.5)

AB qualifying revenues	$546,177	$513,873	6.3
Multiplied by: weighted average equity ownership interest for calculating tax	29.6%	30.6%
Multiplied by: federal tax	3.5%	3.5%
Federal income taxes	5,651	5,502
State income taxes	105	83
Total income taxes	$5,756	$5,585	3.1

Effective tax rate	11.6%	9.3%

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

AB may be involved in various matters, including regulatory inquiries, administrative proceedings and litigation, some of which may allege significant damages. It is reasonably possible that AB could incur losses pertaining to these matters, but currently management cannot estimate any such losses.

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

AB Holding’s principal source of income and cash flow is attributable to its investment in AB Units. AB Holding’s interim condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AB included as an exhibit to this Form 10-Q. They also should be read in conjunction with AB’s audited financial statements and notes and MD&A included in AB Holding’s Form 10-K for the year ended December 31, 2016.

Results of Operations

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$139,937	$166,284	(15.8)%
Weighted average equity ownership interest	35.5%	36.2%
Equity in net income attributable to AB Unitholders	49,666	60,177	(17.5)
Income taxes	5,756	5,585	3.1
Net income of AB Holding	$43,910	$54,592	(19.6)
Diluted net income per AB Holding Unit	$0.46	$0.55	(16.4)
Distribution per AB Holding Unit	$0.46	$0.40	15.0

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

Net income for the three months ended March 31, 2017 decreased $10.7 million to $43.9 million from net income of $54.6 million for the three months ended March 31, 2016. The decrease reflects lower net income attributable to AB Unitholders and lower weighted average equity ownership interest.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 11.6% in the first quarter of 2017 compared to 9.3% during the first quarter of 2016. See Note 7 to the condensed financial statements contained in Item 1 for the calculation of income tax expense.

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

Index

The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit are as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments, before taxes	$590	$(46,724)
Income tax benefit on non-GAAP adjustments	(36)	3,378
AB non-GAAP adjustments, after taxes	554	(43,346)
AB Holding’s weighted average equity ownership interest in AB	35.5%	36.2%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$197	$(15,686)

Net income – diluted, GAAP basis	$44,086	$54,745
Impact on AB Holding’s net income of AB non-GAAP adjustments	197	(15,686)
Adjusted net income – diluted	$44,283	$39,059

Diluted net income per AB Holding Unit, GAAP basis	$0.46	$0.55
Impact of AB non-GAAP adjustments	—	(0.16)
Adjusted diluted net income per AB Holding Unit	$0.46	$0.39

The degree to which AB's non-GAAP adjustments impact AB Holding's net income fluctuates based on AB Holding's ownership percentage in AB.

Cash Distributions

AB Holding is required to distribute all of its Available Cash Flow, as defined in the AB Holding Partnership Agreement, to its Unitholders (including the General Partner). Available Cash Flow typically is the adjusted diluted net income per unit for the quarter multiplied by the number of units outstanding at the end of the quarter. Management anticipates that Available Cash Flow will continue to be based on adjusted diluted net income per unit, unless management determines, with the concurrence of the Board of Directors, that one or more adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation. See Note 2 to the condensed financial statements contained in Item 1 for a description of Available Cash Flow.

Capital Resources and Liquidity

During the three months ended March 31, 2017, net cash provided by operating activities was $64.3 million, compared to $56.0 million during the corresponding 2016 period. The increase primarily resulted from higher cash distributions received from AB of $14.5 million, offset by a $6.0 million decrease in liabilities.

During the three months ended March 31, 2017, net cash used in investing activities was $4.5 million, compared to $1.5 million during the corresponding 2016 period. The increase reflects higher investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

During the three months ended March 31, 2017, net cash used in financing activities was $59.9 million, compared to $54.5 million during the corresponding 2016 period. The increase was primarily due to higher cash distributions to Unitholders of $15.0 million, offset by a $6.6 million change in capital contribution due to AB.

Management believes that AB Holding will have the resources it needs to meet its financial obligations as a result of the cash flow AB Holding realizes from its investment in AB.

Commitments and Contingencies

See Note 8 to the condensed financial statements contained in Item 1.

Index

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2016 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below also could affect adversely our revenues, financial condition, results of operations and business prospects.

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

•
The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect any pending legal proceedings to have a material adverse effect on our results of operations, financial condition or liquidity, any settlement or judgment with respect to a pending or future legal proceeding could be significant, and could have such an effect.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in AB Holding’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB Holding's Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 to the condensed financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in AB Holding's Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Holding Units sold by AB Holding in the period covered by this report that were not registered under the Securities Act.

Each quarter, since the third quarter of 2011, AB has considered whether to implement a plan to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Exchange Act. The plan adopted during the fourth quarter of 2016 expired at the close of business on February 10, 2017. We did not adopt a plan during the first quarter of 2017. AB may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

The following table provides information relating to any AB Holding Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
1/1/17 - 1/31/17(1)(2)	1,024,162	$23.53	—	—
2/1/17 - 2/28/17(2)	289,050	23.45	—	—
3/1/17 - 3/31/17(1)	6,435	22.83	—	—
Total	1,319,647	$23.51	—	—

(1)
During the first quarter of 2017, AB purchased from employees 136,747 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(2)
During the first quarter of 2017, AB purchased 1,182,900 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

AB did not buy any AB Units in the quarter covered by this report.

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car and health insurance to diplomats based at the Iranian embassy in Berlin, Germany.  The total annual premium of these policies is approximately $115,000 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $17,250. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policy expires.

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

Index

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

AXA also has informed us that AXA Ubezpieczenia, an AXA insurance subsidiary organized under the laws of Poland, provides car insurance to two diplomats based at the Iranian embassy in Warsaw, Poland. Provision of motor vehicle insurance is mandatory in Poland. The total annual premium of these policies is approximately $676 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $101.

Lastly, AXA has informed us that AXA Winterthur, an AXA insurance subsidiary organized under the laws of Switzerland, provides Naftiran Intertrade, a wholly-owned subsidiary of the Iranian state-owned National Iranian Oil Company, with life, disability and accident coverage for its employees. The provision of these forms of coverage is mandatory for employees in Switzerland. The total annual premium of these policies is approximately $373,668 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $56,000.

The aggregate annual premium for the above-referenced insurance policies is approximately $499,588, representing approximately 0.0004% of AXA’s 2016 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $74,888, representing approximately 0.0008% of AXA’s 2016 aggregate net profit.

Index

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2017	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer