Form 10-Q
period 2017-06-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2017-07-27
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of June 30, 2017 was 93,503,142.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investment in AB	$1,441,058	$1,540,508
Total assets	$1,441,058	$1,540,508

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$547	$619
Total liabilities	547	619

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,382	1,405
Limited partners: 93,403,142 and 96,552,190 limited partnership units issued and outstanding	1,493,205	1,592,240
AB Holding Units held by AB to fund long-term incentive compensation plans	(18,463)	(11,731)
Accumulated other comprehensive loss	(35,613)	(42,025)
Total partners’ capital	1,440,511	1,539,889
Total liabilities and partners’ capital	$1,441,058	$1,540,508

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Equity in net income attributable to AB Unitholders	$47,947	$44,657	$97,613	$104,834

Income taxes	6,206	5,585	11,962	11,170

Net income	$41,741	$39,072	$85,651	$93,664

Net income per unit:
Basic	$0.43	$0.40	$0.89	$0.95
Diluted	$0.43	$0.40	$0.89	$0.95

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$41,741	$39,072	$85,651	$93,664
Other comprehensive income (loss):
Foreign currency translation adjustments, before tax	2,643	(1,635)	5,842	395
Income tax benefit	97	30	52	57
Foreign currency translation adjustments, net of tax	2,740	(1,605)	5,894	452
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during period	9	(5)	4	(7)
Less: reclassification adjustments for (losses) included in net income	—	—	—	(1)
Changes in unrealized gains (losses) on investments	9	(5)	4	(6)
Income tax benefit	3	3	2	4
Unrealized gains (losses) on investments, net of tax	12	(2)	6	(2)
Changes in employee benefit related items:
Amortization of prior service cost	8	7	10	36
Recognized actuarial gain	421	330	533	343
Changes in employee benefit related items	429	337	543	379
Income tax (expense)	(4)	(3)	(31)	(30)
Employee benefit related items, net of tax	425	334	512	349
Other comprehensive income (loss)	3,177	(1,273)	6,412	799
Comprehensive income	$44,918	$37,799	$92,063	$94,463

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$85,651	$93,664
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(97,613)	(104,834)
Cash distributions received from AB	120,816	99,720
Changes in assets and liabilities:
(Increase) in other assets	—	(223)
(Decrease) in other liabilities	(72)	(115)
Net cash provided by operating activities	108,782	88,212

Cash flows from investing activities:
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	(9,246)	(2,377)
Net cash used in investing activities	(9,246)	(2,377)

Cash flows from financing activities:
Cash distributions to Unitholders	(109,371)	(88,855)
Capital contributions from AB	589	643
Proceeds from exercise of compensatory options to buy AB Holding Units	9,246	2,377
Net cash used in financing activities	(99,536)	(85,835)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
June 30, 2017
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

Organization

As of June 30, 2017, AXA, a société anonyme organized under the laws of France and the holding company for the AXA Group, a worldwide leader in financial protection, through certain of its subsidiaries (“AXA and its subsidiaries”) owns approximately 1.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of June 30, 2017, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1% interest, is as follows:

AXA and its subsidiaries	64.0%
AB Holding	34.8
Unaffiliated holders	1.2
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries have an approximate 64.6% economic interest in AB as of June 30, 2017.

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

Revision

During the third quarter of 2016, AB identified an error that had been impacting the calculation of its tax provision since 2010. As a result of this error, which impacted our equity in net income attributable to AB Unitholders, management revised previously issued AB and AB Holding financial statements. We revised our equity in net income attributable to AB Unitholders, net income, and basic and diluted net income per unit reported in the prior period in the statements of income. The table below reflects the revisions to these line items for the three and six months ended June 30, 2016 presented in this Form 10-Q:

Index

	Three Months Ended June 30, 2016
	As Reported	Adjustment	As Revised
	(in thousands, except per unit amounts)

Equity in net income attributable to AB Unitholders	$45,489	$(832)	$44,657
Net income	39,904	(832)	39,072
Basic net income per Unit	0.41	(0.01)	0.40
Diluted net income per Unit	0.41	(0.01)	0.40

	Six Months Ended June 30, 2016
	As Reported	Adjustment	As Revised
	(in thousands, except per unit amounts)

Equity in net income attributable to AB Unitholders	$106,621	$(1,787)	$104,834
Net income	95,451	(1,787)	93,664
Basic net income per Unit	0.97	(0.02)	0.95
Diluted net income per Unit	0.97	(0.02)	0.95

2.	Cash Distributions

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

On July 27, 2017, the General Partner declared a distribution of $0.49 per unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2017. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on August 24, 2017 to holders of record at the close of business on August 7, 2017.

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

During the three and six months ended June 30, 2017, AB purchased 4.3 million and 5.7 million AB Holding Units for $96.7 million and $127.8 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 3.7 million and 4.9 million AB Holding Units for $82.4 million and $110.3 million, respectively, with the remainder relating to purchases

Index

of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. During the three and six months ended June 30, 2016, AB purchased 1.9 million and 3.8 million AB Holding Units for $44.3 million and $84.0 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 1.9 million and 3.7 million AB Holding Units for $43.9 million and $82.0 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2017 expired at the close of business on July 26, 2017. AB may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first six months of 2017 and 2016, AB granted to employees and Eligible Directors 2.0 million and 0.3 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the period and newly-issued AB Holding Units to fund the restricted AB Holding Unit awards.

During the first six months of 2017 and 2016, AB Holding issued 0.5 million and 0.1 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $9.2 million and $2.4 million, respectively, received as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

4.	Net Income per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income – diluted”) and dividing by the diluted weighted average number of units outstanding for each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per unit amounts)

Net income – basic	$41,741	$39,072	$85,651	$93,664
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	137	189	313	361
Net income – diluted	$41,878	$39,261	$85,964	$94,025

Weighted average units outstanding – basic	96,061	97,463	96,150	98,530
Dilutive effect of compensatory options	430	650	482	534
Weighted average units outstanding – diluted	96,491	98,113	96,632	99,064

Basic net income per unit	$0.43	$0.40	$0.89	$0.95
Diluted net income per unit	$0.43	$0.40	$0.89	$0.95

For the three and six months ended June 30, 2017, we excluded 2,507,179 and 2,452,633 options, respectively, from the diluted net income computation due to their anti-dilutive effect. For the three and six months ended June 30, 2016, we excluded 2,793,454 and 2,873,106, respectively, from the diluted net income computation due to their anti-dilutive effect.

Index

5.	Investment in AB

Changes in AB Holding’s investment in AB during the six-month period ended June 30, 2017 are as follows (in thousands):

Investment in AB as of December 31, 2016	$1,540,508
Equity in net income attributable to AB Unitholders	97,613
Changes in accumulated other comprehensive income (loss)	6,412
Additional investments with proceeds from exercise of compensatory options to buy AB Holding Units	9,246
Cash distributions received from AB	(120,816)
Capital contributions from AB	(589)
AB Holding Units retired	(128,108)
AB Holding Units issued to fund long-term incentive compensation plans	43,524
Change in AB Holding Units held by AB for long-term incentive compensation plans	(6,732)
Investment in AB as of June 30, 2017	$1,441,058

6.	Units Outstanding

Changes in AB Holding Units outstanding during the six-month period ended June 30, 2017 are as follows:

Outstanding as of December 31, 2016	96,652,190
Options exercised	545,458
Units issued	1,876,205
Units retired	(5,570,711)
Outstanding as of June 30, 2017	93,503,142

7.	Income Taxes

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

AB Holding’s income tax is computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding Units in AB’s consolidated rabbi trust (containing undistributed restricted unit awards allocated to employees) are not considered outstanding for purposes of calculating AB Holding’s ownership interest in AB.

Index

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Net income attributable to AB Unitholders	$135,103	$124,501	8.5%	$275,040	$290,785	(5.4)%
Multiplied by: weighted average equity ownership interest	35.5%	35.9%		35.5%	36.1%
Equity in net income attributable to AB Unitholders	$47,947	$44,657	7.4	$97,613	$104,834	(6.9)

AB qualifying revenues	$586,478	$519,565	12.9	$1,132,655	$1,033,437	9.6
Multiplied by: weighted average equity ownership interest for calculating tax	29.7%	29.9%		29.6%	30.3%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	6,099	5,443		11,750	10,945
State income taxes	107	142		212	225
Total income taxes	$6,206	$5,585	11.1	$11,962	$11,170	7.1

Effective tax rate	12.9%	12.5%		12.3%	10.7%

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands, except per unit amounts)			(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$135,103	$124,501	8.5%	$275,040	$290,785	(5.4)%
Weighted average equity ownership interest	35.5%	35.9%		35.5%	36.1%
Equity in net income attributable to AB Unitholders	47,947	44,657	7.4	97,613	104,834	(6.9)
Income taxes	6,206	5,585	11.1	11,962	11,170	7.1
Net income of AB Holding	$41,741	$39,072	6.8	$85,651	$93,664	(8.6)
Diluted net income per AB Holding Unit	$0.43	$0.40	7.5	$0.89	$0.95	(6.3)
Distribution per AB Holding Unit	$0.49	$0.40	22.5	$0.95	$0.80	18.8

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

Net income for the three months ended June 30, 2017 increased $2.7 million to $41.7 million as compared to the three months ended June 30, 2016. The increase reflects higher net income attributable to AB Unitholders, offset by lower weighted average equity ownership interest. Net income for the six months ended June 30, 2017 decreased $8.0 million to $85.7 million from net income of $93.7 million for the six months ended June 30, 2016. The decrease reflects lower net income attributable to AB Unitholders and lower weighted average equity ownership interest.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 12.9% in the second quarter of 2017 compared to 12.5% during the second quarter of 2016. AB Holding's effective tax rate during the six months ended June 30, 2017 was 12.3% compared to 10.7% during the six months ended June 30, 2016. See Note 7 to the condensed financial statements contained in Item 1 for the calculation of income tax expense.

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

Index

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

The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments, before taxes	$16,958	$(2,916)	$17,548	$(49,640)
Income tax (credit) benefit on non-GAAP adjustments	(1,077)	271	(1,088)	4,051
AB non-GAAP adjustments, after taxes	15,881	(2,645)	16,460	(45,589)
AB Holding’s weighted average equity ownership interest in AB	35.5%	35.9%	35.5%	36.1%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$5,637	$(949)	$5,842	$(16,436)

Net income – diluted, GAAP basis	$41,878	$39,261	$85,964	$94,025
Impact on AB Holding’s net income of AB non-GAAP adjustments	5,637	(949)	5,842	(16,436)
Adjusted net income – diluted	$47,515	$38,312	$91,806	$77,589

Diluted net income per AB Holding Unit, GAAP basis	$0.43	$0.40	$0.89	$0.95
Impact of AB non-GAAP adjustments	0.06	(0.01)	0.06	(0.17)
Adjusted diluted net income per AB Holding Unit	$0.49	$0.39	$0.95	$0.78

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

Capital Resources and Liquidity

During the six months ended June 30, 2017, net cash provided by operating activities was $108.8 million, compared to $88.2 million during the corresponding 2016 period. The increase primarily resulted from higher cash distributions received from AB of $21.1 million.

During the six months ended June 30, 2017, net cash used in investing activities was $9.2 million, compared to $2.4 million during the corresponding 2016 period. The increase reflects higher investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

During the six months ended June 30, 2017, net cash used in financing activities was $99.5 million, compared to $85.8 million during the corresponding 2016 period. The increase was primarily due to higher cash distributions to Unitholders of $20.5 million, offset by higher proceeds from exercise of compensatory options to buy AB Holding Units of $6.9 million.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Each quarter, since the third quarter of 2011, AB has considered whether to implement a plan to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Exchange Act. The plan adopted during the second quarter of 2017 expired at the close of business on July 26, 2017. AB may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

The following table provides information relating to any AB Holding Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
4/1/17 - 4/30/17(1)	605	$22.92	—	—
5/1/17 - 5/31/17(1)(2)	2,039,377	21.35	—	—
6/1/17 - 6/30/17(1)(2)	2,292,466	23.19	—	—
Total	4,332,448	$22.33	—	—

(1)
During the second quarter of 2017, AB purchased from employees 615,608 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(2)
During the second quarter of 2017, AB purchased 3,716,840 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

Index

The following table provides information relating to any AB Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
4/1/17 - 4/30/17	—	$—	—	—
5/1/17 - 5/31/17	—	—	—	—
6/1/17 - 6/30/17(1)	30,400	22.49	—	—
Total	30,400	$22.49	—	—

(1)	During June 2017, AB purchased 30,400 AB Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Index

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car, accident and health insurance to diplomats based at the Iranian embassy in Berlin, Germany.  The total annual premium of these policies is approximately $171,000 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $25,600. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policy expires.

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

The aggregate annual premium for the above-referenced insurance policies is approximately $555,588, representing approximately 0.0004% of AXA’s 2016 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $83,238, representing approximately 0.0008% of AXA’s 2016 aggregate net profit.

Index

Item 6.	Exhibits

31.1	Certification of Mr. Bernstein furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Weisenseel furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Mr. Bernstein furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Mr. Weisenseel furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2017	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer