Form 10-Q
period 2017-09-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2017-10-25
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of September 30, 2017 was 93,626,313.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Investment in AB	$1,441,672	$1,540,508
Total assets	$1,441,672	$1,540,508

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$224	$619
Total liabilities	224	619

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,379	1,405
Limited partners: 93,526,313 and 96,552,190 limited partnership units issued and outstanding	1,489,933	1,592,240
AB Holding Units held by AB to fund long-term incentive compensation plans	(17,011)	(11,731)
Accumulated other comprehensive loss	(32,853)	(42,025)
Total partners’ capital	1,441,448	1,539,889
Total liabilities and partners’ capital	$1,441,672	$1,540,508

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Equity in net income attributable to AB Unitholders	$49,055	$55,925	$146,668	$160,759

Income taxes	5,877	5,667	17,839	16,837

Net income	$43,178	$50,258	$128,829	$143,922

Net income per unit:
Basic	$0.46	$0.52	$1.35	$1.47
Diluted	$0.46	$0.52	$1.35	$1.47

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$43,178	$50,258	$128,829	$143,922
Other comprehensive income (loss):
Foreign currency translation adjustments, before reclassification and tax	2,672	320	8,514	715
Less: reclassification adjustment for (losses) included in net income upon liquidation	—	(2)	—	(2)
Foreign currency translation adjustments, before tax	2,672	322	8,514	717
Income tax (expense) benefit	(2)	29	50	86
Foreign currency translation adjustments, net of tax	2,670	351	8,564	803
Unrealized (losses) gains on investments:
Unrealized (losses) gains arising during period	(2)	5	2	(2)
Less: reclassification adjustments for (losses) included in net income	—	(3)	—	(4)
Changes in unrealized (losses) gains on investments	(2)	8	2	2
Income tax benefit (expense)	2	(2)	4	2
Unrealized gains on investments, net of tax	—	6	6	4
Changes in employee benefit related items:
Amortization of prior service cost	2	5	12	41
Recognized actuarial loss	88	265	621	608
Changes in employee benefit related items	90	270	633	649
Income tax benefit (expense)	—	7	(31)	(23)
Employee benefit related items, net of tax	90	277	602	626
Other comprehensive income	2,760	634	9,172	1,433
Comprehensive income	$45,938	$50,892	$138,001	$145,355

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$128,829	$143,922
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(146,668)	(160,759)
Cash distributions received from AB	173,025	143,982
Changes in assets and liabilities:
(Increase) in other assets	—	(223)
(Decrease) increase in other liabilities	(395)	81
Net cash provided by operating activities	154,791	127,003

Cash flows from investing activities:
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	(17,672)	(2,371)
Net cash used in investing activities	(17,672)	(2,371)

Cash flows from financing activities:
Cash distributions to Unitholders	(155,056)	(127,348)
Capital contributions from AB	265	345
Proceeds from exercise of compensatory options to buy AB Holding Units	17,672	2,371
Net cash used in financing activities	(137,119)	(124,632)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
September 30, 2017
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

AB provides research, diversified investment management and related services globally to a broad range of clients. Its principal services include:

•
Institutional Services – servicing its institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as AXA S.A. (“AXA”) and its subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

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

AB provides a broad range of investment services with expertise in:

•	Actively-managed equity strategies, with global and regional portfolios across capitalization ranges, concentration ranges and investment strategies, including value, growth and core equities;

•	Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds and private equity (e.g., direct real estate investing and direct lending); and

•	Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds.

Index

AB’s services span various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

Organization

As of September 30, 2017, AXA, a société anonyme organized under the laws of France and the holding company for the AXA Group, a worldwide leader in financial protection, through certain of its subsidiaries (“AXA and its subsidiaries”) owns approximately 2.7% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of September 30, 2017, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1% interest, is as follows:

AXA and its subsidiaries	64.0%
AB Holding	34.9
Unaffiliated holders	1.1
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries have an approximate 64.9% economic interest in AB as of September 30, 2017.

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

On October 25, 2017, the General Partner declared a distribution of $0.51 per unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2017. Each general partnership unit in AB Holding is entitled to receive

Index

distributions equal to those received by each AB Holding Unit. The distribution is payable on November 16, 2017 to holders of record at the close of business on November 6, 2017.

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

During the three and nine months ended September 30, 2017, AB purchased 0.3 million and 5.9 million AB Holding Units for $6.9 million and $134.6 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 0.3 million and 5.2 million AB Holding Units for $6.8 million and $117.1 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. During the three and nine months ended September 30, 2016, AB purchased 2.0 million and 5.8 million AB Holding Units for $45.2 million and $129.2 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 2.0 million and 5.7 million AB Holding Units for $45.1 million and $127.1 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2017 expired at the close of business on July 26, 2017. AB did not adopt a plan during the third quarter of 2017. AB may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first nine months of 2017 and 2016, AB granted to employees and Eligible Directors 2.2 million and 0.7 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the period and newly-issued AB Holding Units to fund the restricted AB Holding Unit awards.

During the first nine months of 2017 and 2016, AB Holding issued 1.0 million and 0.1 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $17.7 million and $2.4 million, respectively, received as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per unit amounts)

Net income – basic	$43,178	$50,258	$128,829	$143,922
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	136	221	450	581
Net income – diluted	$43,314	$50,479	$129,279	$144,503

Weighted average units outstanding – basic	93,374	95,890	95,218	97,643
Dilutive effect of compensatory options	400	590	455	554
Weighted average units outstanding – diluted	93,774	96,480	95,673	98,197

Basic net income per unit	$0.46	$0.52	$1.35	$1.47
Diluted net income per unit	$0.46	$0.52	$1.35	$1.47

For the three and nine months ended September 30, 2017, we excluded 2,427,527 options from the diluted net income computation due to their anti-dilutive effect. For the three and nine months ended September 30, 2016, we excluded 2,873,106 options from the diluted net income computation due to their anti-dilutive effect.

5.	Investment in AB

Changes in AB Holding’s investment in AB during the nine-month period ended September 30, 2017 are as follows (in thousands):

Investment in AB as of December 31, 2016	$1,540,508
Equity in net income attributable to AB Unitholders	146,668
Changes in accumulated other comprehensive income (loss)	9,172
Additional investments with proceeds from exercise of compensatory options to buy AB Holding Units	17,672
Cash distributions received from AB	(173,025)
Capital contributions from AB	(265)
AB Holding Units retired	(138,954)
AB Holding Units issued to fund long-term incentive compensation plans	45,176
Change in AB Holding Units held by AB for long-term incentive compensation plans	(5,280)
Investment in AB as of September 30, 2017	$1,441,672

Index

6.	Units Outstanding

Changes in AB Holding Units outstanding during the nine-month period ended September 30, 2017 are as follows:

Outstanding as of December 31, 2016	96,652,190
Options exercised	1,039,632
Units issued	1,944,310
Units retired	(6,009,819)
Outstanding as of September 30, 2017	93,626,313

7.	Income Taxes

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands)			(in thousands)
Net income attributable to AB Unitholders	$140,954	$158,035	(10.8)%	$415,994	$448,820	(7.3)%
Multiplied by: weighted average equity ownership interest	34.8%	35.4%		35.3%	35.8%
Equity in net income attributable to AB Unitholders	$49,055	$55,925	(12.3)	$146,668	$160,759	(8.8)

AB qualifying revenues	$581,410	$531,856	9.3	$1,714,065	$1,565,294	9.5
Multiplied by: weighted average equity ownership interest for calculating tax	28.3%	29.8%		29.2%	30.1%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	5,767	5,549		17,517	16,494
State income taxes	110	118		322	343
Total income taxes	$5,877	$5,667	3.7	$17,839	$16,837	6.0

Effective tax rate	12.0%	10.1%		12.2%	10.5%

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands, except per unit amounts)			(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$140,954	$158,035	(10.8)%	$415,994	$448,820	(7.3)%
Weighted average equity ownership interest	34.8%	35.4%		35.3%	35.8%
Equity in net income attributable to AB Unitholders	49,055	55,925	(12.3)	146,668	160,759	(8.8)
Income taxes	5,877	5,667	3.7	17,839	16,837	6.0
Net income of AB Holding	$43,178	$50,258	(14.1)	$128,829	$143,922	(10.5)
Diluted net income per AB Holding Unit	$0.46	$0.52	(11.5)	$1.35	$1.47	(8.2)
Distribution per AB Holding Unit	$0.51	$0.45	13.3	$1.46	$1.25	16.8

Net income for the three and nine months ended September 30, 2017 decreased $7.1 million and $15.1 million, respectively, due to lower net income attributable to AB Unitholders and lower weighted average equity ownership interest.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 12.0% in the third quarter of 2017 compared to 10.1% during the third quarter of 2016. AB Holding's effective tax rate during the nine months ended September 30, 2017 was 12.2% compared to 10.5% during the nine months ended September 30, 2016. See Note 7 to the condensed financial statements contained in Item 1 for the calculation of income tax expense.

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

Index

The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments, before taxes	$19,892	$(20,957)	$37,439	$(70,597)
Income tax (expense) benefit on non-GAAP adjustments	(5,641)	1,310	(4,642)	5,189
AB non-GAAP adjustments, after taxes	14,251	(19,647)	32,797	(65,408)
AB Holding’s weighted average equity ownership interest in AB	34.8%	35.4%	35.3%	35.8%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$4,960	$(6,953)	$11,564	$(23,428)

Net income – diluted, GAAP basis	$43,314	$50,479	$129,279	$144,503
Impact on AB Holding’s net income of AB non-GAAP adjustments	4,960	(6,953)	11,564	(23,428)
Adjusted net income – diluted	$48,274	$43,526	$140,843	$121,075

Diluted net income per AB Holding Unit, GAAP basis	$0.46	$0.52	$1.35	$1.47
Impact of AB non-GAAP adjustments	0.05	(0.07)	0.12	(0.24)
Adjusted diluted net income per AB Holding Unit	$0.51	$0.45	$1.47	$1.23

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

Capital Resources and Liquidity

During the nine months ended September 30, 2017, net cash provided by operating activities was $154.8 million, compared to $127.0 million during the corresponding 2016 period. The increase primarily resulted from higher cash distributions received from AB of $29.0 million.

During the nine months ended September 30, 2017, net cash used in investing activities was $17.7 million, compared to $2.4 million during the corresponding 2016 period. The increase reflects higher investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

During the nine months ended September 30, 2017, net cash used in financing activities was $137.1 million, compared to $124.6 million during the corresponding 2016 period. The increase primarily was due to higher cash distributions to Unitholders of $27.7 million, offset by higher proceeds from exercise of compensatory options to buy AB Holding Units of $15.3 million.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Each quarter, since the third quarter of 2011, AB has considered whether to implement a plan to repurchase AB Holding Units pursuant to Rule 10b5-1 under the Exchange Act. The plan adopted during the second quarter of 2017 expired at the close of business on July 26, 2017. AB did not adopt a plan during the third quarter of 2017. AB may adopt additional Rule 10b5-1 plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

The following table provides information relating to any AB Holding Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
7/1/17 - 7/31/17(1)(2)	286,024	$24.01	—	—
8/1/17 - 8/31/17	—	—	—	—
9/1/17 - 9/30/17	—	—	—	—
Total	286,024	$24.01	—	—

(1)
During the third quarter of 2017, AB purchased from employees 2,864 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(2)
During the third quarter of 2017, AB purchased 283,160 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

Index

The following table provides information relating to any AB Units bought by AB in the quarter covered by this report:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
7/1/17 - 7/31/17	—	$—	—	—
8/1/17 - 8/31/17	—	—	—	—
9/1/17 - 9/30/17(1)	13,200	23.41	—	—
Total	13,200	$23.41	—	—

(1)	During September 2017, AB purchased 13,200 AB Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Index

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Submission of Matters to a Vote of Security Holders

A special meeting (“Special Meeting”) of Unitholders of AB Holding was held at 9:30 a.m. (NY time) on September 29, 2017 pursuant to due notice. At the Special Meeting, AB Holding Unitholders voted to adopt the AB 2017 Long Term Incentive Plan, which was the sole proposal considered at the Special Meeting. The final voting results from the Special Meeting are as follows:

For	Against/Withheld	Abstain	Broker Non-Votes
41,451,543	15,286,131	997,100	0

Iran Threat Reduction and Syria Human Rights Act

AB Holding, AB and their global subsidiaries had no transactions or activities requiring disclosure under the Iran Threat Reduction and Syria Human Rights Act, nor were they involved in the AXA Group matters described immediately below.

The non-U.S.-based subsidiaries of AXA operate in compliance with applicable laws and regulations of the various jurisdictions in which they operate, including applicable international (United Nations and European Union) laws and regulations. While AXA Group companies based and operating outside the United States generally are not subject to U.S. law, as an international group, AXA has in place policies and standards (including the AXA Group International Sanctions Policy) that apply to all AXA Group companies worldwide and often impose requirements that go well beyond local law. For additional information regarding AXA, see Note 1 to the condensed financial statements in Part 1, Item 1.

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car, accident and health insurance to diplomats based at the Iranian Embassy in Berlin, Germany. The total annual premium of these policies is approximately $176,000 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $26,400. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be cancelled until the policy expires.

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

Additionally, AXA has informed us that AXA Ukraine, an AXA insurance subsidiary, provides car insurance for the Attaché of the Iranian Embassy in Ukraine. Motor liability insurance coverage cannot be cancelled under Ukrainian law. The total annual premium in respect of this policy is approximately $1,000 and the annual net profit, which is difficult to calculate with precision, is estimated to be $150.

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

Index

The aggregate annual premium for the above-referenced insurance policies is approximately $559,912, representing approximately 0.0004% of AXA’s 2016 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $83,937, representing approximately 0.0008% of AXA’s 2016 aggregate net profit.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 25, 2017	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer