Form 10-K
period 2017-12-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2018-02-13
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the units representing assignments of beneficial ownership of limited partnership interests held by non-affiliates computed by reference to the price at which such units were last sold on the New York Stock Exchange as of June 30, 2017 was approximately $2.2 billion.

The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of December 31, 2017 was 96,461,989. (This figure includes 100,000 general partnership units having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.)

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

“AXA Equitable Holdings” – AXA Equitable Holdings, Inc. (Delaware corporation), a subsidiary of AXA S.A., and its subsidiaries other than AB and its subsidiaries.

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

We use “emerging markets” in this Form 10-K to refer to countries included in the Morgan Stanley Capital International (“MSCI”) emerging markets index, which are, as of December 31, 2017, Brazil, Chile, China, Colombia, Czech Republic, Egypt, Greece, Hungary, India, Indonesia, Korea, Malaysia, Mexico, Peru, Pakistan, Philippines, Poland, Qatar, Russia, South Africa, Taiwan, Thailand, Turkey and the United Arab Emirates.

Clients

We provide research, diversified investment management and related services globally to a broad range of clients through our three buy-side distribution channels: Institutions, Retail and Private Wealth Management, and our sell-side business, Bernstein Research Services.  See “Distribution Channels” in this Item 1 for additional information.

As of December 31, 2017, 2016 and 2015, our AUM were approximately $554 billion, $480 billion and $467 billion, respectively, and our net revenues as of December 31, 2017, 2016 and 2015 were approximately $3.3 billion, $3.0 billion and $3.0 billion, respectively. AXA, our parent company, and its subsidiaries, whose AUM consist primarily of fixed income investments, together constitute our largest client. Our affiliates represented approximately 23%, 24% and 24% of our AUM as of December 31, 2017, 2016 and 2015, and we earned approximately 5% of our net revenues from services we provided to our affiliates in each of those years. See “Distribution Channels” below and “Assets Under Management” and “Net Revenues” in Item 7 for additional information regarding our AUM and net revenues.

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

Our AUM by client domicile and investment service as of December 31, 2017, 2016 and 2015 were as follows:

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

AXA and its subsidiaries together constitute our largest institutional client. AXA's AUM accounted for approximately 34%, 35% and 33% of our institutional AUM as of December 31, 2017, 2016 and 2015, respectively, and approximately 25%, 28% and 26% of our institutional revenues for 2017, 2016 and 2015, respectively. No single institutional client other than AXA and its subsidiaries accounted for more than approximately 1% of our net revenues for the year ended December 31, 2017.

As of December 31, 2017, 2016 and 2015, Institutional Services represented approximately 48%, 50% and 51%, respectively, of our AUM, and the fees we earned from providing these services represented approximately 14% of our net revenues for each of those years. Our AUM and revenues are as follows:

Institutional Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2017	2016	2015	2017-16	2016-15
	(in millions)
Equity Actively Managed:
U.S.	$10,521	$8,792	$9,156	19.7%	(4.0)%
Global & Non-US	22,577	18,215	16,705	23.9	9.0
Total	33,098	27,007	25,861	22.6	4.4
Equity Passively Managed(1):
U.S.	18,515	16,135	15,573	14.8	3.6
Global & Non-US	3,521	3,467	4,250	1.6	(18.4)
Total	22,036	19,602	19,823	12.4	(1.1)
Total Equity	55,134	46,609	45,684	18.3	2.0
Fixed Income Taxable:
U.S.	103,073	97,610	88,997	5.6	9.7
Global & Non-US	60,233	52,598	54,897	14.5	(4.2)
Total	163,306	150,208	143,894	8.7	4.4
Fixed Income Tax-Exempt:
U.S.	1,051	1,819	1,920	(42.2)	(5.3)
Global & Non-US	—	—	—	—	—
Total	1,051	1,819	1,920	(42.2)	(5.3)
Fixed Income Passively Managed(1):
U.S.	66	1,305	64	(94.9)	1,939.1
Global & Non-US	20	15	18	33.3	(16.7)
Total	86	1,320	82	(93.5)	1,509.8
Total Fixed Income	164,443	153,347	145,896	7.2	5.1
Other(2):
U.S.	5,258	3,831	2,939	37.2	30.4
Global & Non-US	44,442	35,477	41,683	25.3	(14.9)
Total	49,700	39,308	44,622	26.4	(11.9)
Total:
U.S.	138,484	129,492	118,649	6.9	9.1
Global & Non-US	130,793	109,772	117,553	19.1	(6.6)
Total	$269,277	$239,264	$236,202	12.5	1.3
Affiliated	$91,903	$82,721	$78,048	11.1	6.0
Non-affiliated	177,374	156,543	158,154	13.3	(1.0)
Total	$269,277	$239,264	$236,202	12.5	1.3
________________________________________________________________________________________________________________________

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

Revenues from Institutional Services
(by Investment Service)

	Years Ended December 31,			% Change
	2017	2016	2015	2017-16	2016-15
	(in thousands)
Equity Actively Managed:
U.S.	$53,352	$49,369	$54,150	8.1%	(8.8)%
Global & Non-US	88,676	75,815	88,096	17.0	(13.9)
Total	142,028	125,184	142,246	13.5	(12.0)
Equity Passively Managed(1):
U.S.	3,721	2,964	2,824	25.5	5.0
Global & Non-US	1,882	2,345	4,295	(19.7)	(45.4)
Total	5,603	5,309	7,119	5.5	(25.4)
Total Equity	147,631	130,493	149,365	13.1	(12.6)
Fixed Income Taxable:
U.S.	107,262	101,874	94,272	5.3	8.1
Global & Non-US	112,294	111,602	125,888	0.6	(11.3)
Total	219,556	213,476	220,160	2.8	(3.0)
Fixed Income Tax-Exempt:
U.S.	1,989	2,591	2,361	(23.2)	9.7
Global & Non-US	—	—	—	—	—
Total	1,989	2,591	2,361	(23.2)	9.7
Fixed Income Passively Managed(1):
U.S.	202	322	68	(37.3)	373.5
Global & Non-US	16	1	81	1,500.0	(98.8)
Total	218	323	149	(32.5)	116.8
Fixed Income Servicing(2):
U.S.	13,597	12,718	13,510	6.9	(5.9)
Global & Non-US	(14)	1,530	1,715	(100.9)	(10.8)
Total	13,583	14,248	15,225	(4.7)	(6.4)
Total Fixed Income	235,346	230,638	237,895	2.0	(3.1)
Other(3):
U.S.	62,287	34,577	23,130	80.1	49.5
Global & Non-US	38,153	25,162	24,070	51.6	4.5
Total	100,440	59,739	47,200	68.1	26.6

Total Investment Advisory and Services Fees:
U.S.	242,410	204,415	190,315	18.6	7.4
Global & Non-US	241,007	216,455	244,145	11.3	(11.3)
Consolidated company-sponsored investment funds	(8,717)	27	—	n/m	n/m
	474,700	420,897	434,460	12.8	(3.1)
Distribution Revenues	1,047	684	248	53.1	175.8
Shareholder Servicing Fees	488	479	497	1.9	(3.6)
Total	$476,235	$422,060	$435,205	12.8	(3.0)
Affiliated	$120,925	$116,392	$113,187	3.9	2.8
Non-affiliated	355,310	305,668	322,018	16.2	(5.1)
Total	$476,235	$422,060	$435,205	12.8	(3.0)
________________________________________________________________________________________________________________________

(1)	Includes index and enhanced index services.

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

We distribute our Retail Products and Services through financial intermediaries, including broker-dealers, insurance sales representatives, banks, registered investment advisers and financial planners. These products and services include open-end and closed-end funds that are either (i) registered as investment companies under the Investment Company Act (“U.S. Funds”), or (ii) not registered under the Investment Company Act and generally not offered to U.S. persons (“Non-U.S. Funds” and, collectively with the U.S. Funds, “AB Funds”). They also include separately-managed account programs, which are sponsored by financial intermediaries and generally charge an all-inclusive fee covering investment management, trade execution, asset allocation, and custodial and administrative services. In addition, we provide distribution, shareholder servicing, transfer agency services and administrative services for our Retail Products and Services. See “Net Revenues – Investment Advisory and Services Fees” in Item 7 for information about our retail investment advisory and services fees. See Note 2 to AB’s consolidated financial statements in Item 8 for a discussion of the commissions we pay to financial intermediaries in connection with the sale of open-end AB Funds.

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

Fees paid by Non-U.S. Funds are reflected in management agreements that continue until they are terminated. Increases in these fees generally must be approved by the relevant regulatory authority, depending on the domicile and structure of the fund, and Non-U.S. Fund shareholders must be given advance notice of any fee increases.

The mutual funds we sub-advise for AXA and its subsidiaries together constitute our largest retail client. They accounted for approximately 19%, 21% and 22% of our retail AUM as of December 31, 2017, 2016 and 2015, respectively, and approximately 4% of our retail net revenues in each of 2017, 2016 and 2015.

Certain subsidiaries of AXA, including AXA Advisors, LLC (“AXA Advisors”), a subsidiary of AXA Financial, were responsible for approximately 1%, 2% and 4% of total sales of shares of open-end AB Funds in 2017, 2016 and 2015, respectively. HSBC was responsible for approximately 9% and 12% of our open-end AB Fund sales in 2017 and 2016, respectively. Neither our affiliates nor HSBC are under any obligation to sell a specific amount of AB Fund shares and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations. No other entity accounted for 10% or more of our open-end AB Fund sales.

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

As of December 31, 2017, retail U.S. Fund AUM were approximately $47 billion, or 25% of retail AUM, as compared to $41 billion, or 26%, as of December 31, 2016, and $45 billion, or 29%, as of December 31, 2015. Non-U.S. Fund AUM, as of December 31, 2017, totaled $76 billion, or 40% of retail AUM, as compared to $59 billion, or 37%, as of December 31, 2016, and $52 billion, or 33%, as of December 31, 2015.

Our Retail Services represented approximately 35%, 33% and 33% of our AUM as of December 31, 2017, 2016 and 2015, respectively, and the fees we earned from providing these services represented approximately 43%, 42% and 45% of our net revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Our AUM and revenues are as follows:

Retail Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2017	2016	2015	2017-16	2016-15
	(in millions)
Equity Actively Managed:
U.S.	$37,720	$31,717	$31,481	18.9%	0.7%
Global & Non-US	20,274	12,514	14,810	62.0	(15.5)
Total	57,994	44,231	46,291	31.1	(4.5)
Equity Passively Managed(1):
U.S.	23,294	20,997	19,483	10.9	7.8
Global & Non-US	8,758	7,025	6,664	24.7	5.4
Total	32,052	28,022	26,147	14.4	7.2
Total Equity	90,046	72,253	72,438	24.6	(0.3)

Fixed Income Taxable:
U.S.	7,699	6,175	5,905	24.7	4.6
Global & Non-US	65,963	54,328	47,891	21.4	13.4
Total	73,662	60,503	53,796	21.7	12.5
Fixed Income Tax-Exempt:
U.S.	15,654	13,579	11,601	15.3	17.1
Global & Non-US	53	10	12	430.0	(16.7)
Total	15,707	13,589	11,613	15.6	17.0
Fixed Income Passively Managed(1):
U.S.	5,173	5,216	5,010	(0.8)	4.1
Global & Non-US	4,250	4,041	4,492	5.2	(10.0)
Total	9,423	9,257	9,502	1.8	(2.6)
Total Fixed Income	98,792	83,349	74,911	18.5	11.3
Other(2):
U.S.	2,799	3,229	5,116	(13.3)	(36.9)
Global & Non-US	1,311	1,339	1,903	(2.1)	(29.6)
Total	4,110	4,568	7,019	(10.0)	(34.9)
Total:
U.S.	92,339	80,913	78,596	14.1	2.9
Global & Non-US	100,609	79,257	75,772	26.9	4.6
Total	$192,948	$160,170	$154,368	20.5	3.8
Affiliated	$36,965	$33,774	$33,364	9.4	1.2
Non-affiliated	155,983	126,396	121,004	23.4	4.5
Total	$192,948	$160,170	$154,368	20.5	3.8
________________________________________________________________________________________________________________________

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

Revenues from Retail Services
(by Investment Service)

	Years Ended December 31,			% Change
	2017	2016	2015	2017-16	2016-15
	(in thousands)
Equity Actively Managed:
U.S.	$204,363	$186,442	$182,802	9.6%	2.0%
Global & Non-US	114,277	92,953	107,787	22.9	(13.8)
Total	318,640	279,395	290,589	14.0	(3.9)
Equity Passively Managed(1):
U.S.	8,508	7,670	8,187	10.9	(6.3)
Global & Non-US	6,636	5,267	5,268	26.0	—
Total	15,144	12,937	13,455	17.1	(3.8)
Total Equity	333,784	292,332	304,044	14.2	(3.9)
Fixed Income Taxable:
U.S.	23,142	16,993	15,842	36.2	7.3
Global & Non-US	454,613	373,997	397,731	21.6	(6.0)
Total	477,755	390,990	413,573	22.2	(5.5)
Fixed Income Tax-Exempt:
U.S.	54,106	52,847	44,917	2.4	17.7
Global & Non-US	121	63	73	92.1	(13.7)
Total	54,227	52,910	44,990	2.5	17.6
Fixed Income Passively Managed(1):
U.S.	6,055	6,105	5,663	(0.8)	7.8
Global & Non-US	7,567	7,815	8,198	(3.2)	(4.7)
Total	13,622	13,920	13,861	(2.1)	0.4
Total Fixed Income	545,604	457,820	472,424	19.2	(3.1)
Other(2):
U.S.	59,751	52,025	71,129	14.9	(26.9)
Global & Non-US	6,583	6,672	8,456	(1.3)	(21.1)
Total	66,334	58,697	79,585	13.0	(26.2)
Total Investment Advisory and Services Fees:
U.S.	355,925	322,082	328,540	10.5	(2.0)
Global & Non-US	589,797	486,767	527,513	21.2	(7.7)
Consolidated company-sponsored investment funds	1,005	105	—	857.1	n/m
	946,727	808,954	856,053	17.0	(5.5)
Distribution Revenues	405,939	379,881	423,410	6.9	(10.3)
Shareholder Servicing Fees	71,225	73,072	83,078	(2.5)	(12.0)
Total	$1,423,891	$1,261,907	$1,362,541	12.8	(7.4)
Affiliated	$50,162	$46,045	$47,650	8.9	(3.4)
Non-affiliated	1,373,729	1,215,862	1,314,891	13.0	(7.5)
Total	$1,423,891	$1,261,907	$1,362,541	12.8	(7.4)
________________________________________________________________________________________________________________________

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

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

Our Private Wealth Services represented approximately 17%, 17% and 16% of our AUM as of December 31, 2017, 2016 and 2015, and the fees we earned from providing these services represented approximately 24%, 23% and 23% of our net revenues for 2017, 2016 and 2015, respectively. Our AUM and revenues are as follows:

Private Wealth Services Assets Under Management
(by Investment Service)

	December 31,			% Change
	2017	2016	2015	2017-16	2016-15
	(in millions)
Equity Actively Managed:
U.S.	$26,492	$23,857	$22,873	11.0%	4.3%
Global & Non-US	21,880	16,851	15,595	29.8	8.1
Total	48,372	40,708	38,468	18.8	5.8

Equity Passively Managed(1):
U.S.	130	193	177	(32.6)	9.0
Global & Non-US	51	208	210	(75.5)	(1.0)
Total	181	401	387	(54.9)	3.6

Total Equity	48,553	41,109	38,855	18.1	5.8

Fixed Income Taxable:
U.S.	6,772	6,674	6,742	1.5	(1.0)
Global & Non-US	4,141	3,528	3,053	17.4	15.6
Total	10,913	10,202	9,795	7.0	4.2

Fixed Income Tax-Exempt:
U.S.	23,636	21,501	19,973	9.9	7.7
Global & Non-US	18	3	3	500.0	—
Total	23,654	21,504	19,976	10.0	7.6

Fixed Income Passively Managed(1):
U.S.	—	18	4	(100.0)	350.0
Global & Non-US	401	468	372	(14.3)	25.8
Total	401	486	376	(17.5)	29.3

Total Fixed Income	34,968	32,192	30,147	8.6	6.8

Other(2):
U.S.	3,606	2,650	2,439	36.1	8.7
Global & Non-US	5,139	4,816	5,429	6.7	(11.3)
Total	8,745	7,466	7,868	17.1	(5.1)

Total:
U.S.	60,636	54,893	52,208	10.5	5.1
Global & Non-US	31,630	25,874	24,662	22.2	4.9
Total	$92,266	$80,767	$76,870	14.2	5.1
________________________________________________________________________________________________________________________

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

Revenues From Private Wealth Services
(by Investment Service)

	Years Ended December 31,			% Change
	2017	2016	2015	2017-16	2016-15
	(in thousands)
Equity Actively Managed:
U.S.	$272,577	$255,902	$260,706	6.5%	(1.8)%
Global & Non-US	212,021	176,169	171,101	20.4	3.0
Total	484,598	432,071	431,807	12.2	0.1
Equity Passively Managed(1):
U.S.	206	423	1,229	(51.3)	(65.6)
Global & Non-US	510	1,053	834	(51.6)	26.3
Total	716	1,476	2,063	(51.5)	(28.5)
Total Equity	485,314	433,547	433,870	11.9	(0.1)
Fixed Income Taxable:
U.S.	34,173	35,756	36,689	(4.4)	(2.5)
Global & Non-US	26,425	23,384	20,488	13.0	14.1
Total	60,598	59,140	57,177	2.5	3.4
Fixed Income Tax-Exempt:
U.S.	114,974	111,304	106,162	3.3	4.8
Global & Non-US	88	31	34	183.9	(8.8)
Total	115,062	111,335	106,196	3.3	4.8
Fixed Income Passively Managed(1):
U.S.	58	38	11	52.6	245.5
Global & Non-US	4,059	3,336	4,299	21.7	(22.4)
Total	4,117	3,374	4,310	22.0	(21.7)
Total Fixed Income	179,777	173,849	167,683	3.4	3.7
Other(2):
U.S.	67,019	41,595	22,177	61.1	87.6
Global & Non-US	49,365	54,629	59,594	(9.6)	(8.3)
Total	116,384	96,224	81,771	21.0	17.7
Total Investment Advisory and Services Fees:
U.S.	489,007	445,018	426,974	9.9	4.2
Global & Non-US	292,468	258,602	256,350	13.1	0.9
Consolidated company-sponsored investment funds	(2,501)	—	—	n/m	n/m
Total	778,974	703,620	683,324	10.7	3.0
Distribution Revenues	5,077	3,840	3,498	32.2	9.8
Shareholder Servicing Fees	3,311	4,139	3,031	(20.0)	36.6
Total	$787,362	$711,599	$689,853	10.6	3.2
________________________________________________________________________________________________________________________
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services and certain alternative investments.

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

We earn revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate us principally by directing us to execute brokerage transactions on their behalf, for which we earn commissions, and to a lesser extent by paying us directly for research through commission sharing agreements or cash payments. Bernstein Research Services accounted for approximately 14%, 16% and 16% of our net revenues as December 31, 2017, 2016 and 2015, respectively.

For information regarding trends in fee rates charged for brokerage transactions, see “Risk Factors” in Item 1A.

Our Bernstein Research Services revenues are as follows:

Revenues From Bernstein Research Services

	Years Ended December 31,			% Change
	2017	2016	2015	2017-16	2016-15
	(in thousands)
Bernstein Research Services	$449,919	$479,875	$493,463	(6.2)%	(2.8)%

Custody

Our U.S.-based broker-dealer subsidiary acts as custodian for the majority of our Private Wealth Management AUM and some of our Institutions AUM. Other custodial arrangements are maintained by client-designated banks, trust companies, brokerage firms or custodians.

Employees

As of December 31, 2017, our firm had 3,466 full-time employees, representing a 0.8% increase compared to the end of 2016.  We consider our employee relations to be good.

Service Marks

We have registered a number of service marks with the U.S. Patent and Trademark Office and various foreign trademark offices, including the mark “AllianceBernstein”.  The logo set forth below and “Ahead of Tomorrow” are service marks of AB:

In January 2015, we established a new brand identity by prominently incorporating “AB” into our brand architecture, while maintaining the legal names of our corporate entities. With this and other related refinements, our company, and our Institutional and Retail businesses, now are referred to “AllianceBernstein (AB)” or simply “AB”. Private Wealth Management and Bernstein Research Services now are referred to as “AB Bernstein”.  Also, we adopted the logo and “Ahead of Tomorrow” service marks described above.

In connection with the Bernstein Transaction, we acquired all of the rights in, and title to, the Bernstein service marks, including the mark “Bernstein”.

In connection an acquisition we completed in 2013, we acquired all of the rights in, and title to, the W.P. Stewart & Co. service marks, including the logo “WPSTEWART”.

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

AB, AB Holding, the General Partner and six of our subsidiaries (Sanford C. Bernstein & Co., LLC (“SCB LLC”), AllianceBernstein Global Derivatives Corporation, AB Custom Alternative Solutions LLC, AB Private Credit Investors LLC, W.P. Stewart & Co., LLC and W.P. Stewart Asset Management LLC) are registered with the SEC as investment advisers under the Investment Advisers Act. Additionally, AB Holding is an NYSE-listed company and, accordingly, is subject to applicable regulations promulgated by the NYSE. Also, AB, SCB LLC and AB Custom Alternative Solutions LLC are registered with the Commodity Futures Trading Commission (“CFTC”) as commodity pool operators and commodity trading advisers; SCB LLC also is registered with the CFTC as a commodities introducing broker.

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car, accident and health insurance to diplomats based at the Iranian Embassy in Berlin, Germany. The total annual premium of these policies is approximately $181,000 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $26,900. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats. Provision of motor vehicle insurance is mandatory in Germany and cannot be canceled until the policy expires.

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

Also, AXA has informed us that AXA Sigorta, a subsidiary of AXA organized under the laws of Turkey, provides car insurance coverage for vehicle pools of the Iranian General Consulate and the Iranian Embassy in Istanbul, Turkey. Motor liability insurance coverage is mandatory in Turkey and cannot be canceled unilaterally. The total annual premium in respect of these policies is approximately $3,150 and the annual net profit, which is difficult to calculate with precision, is estimated to be $473.

Additionally, AXA has informed us that AXA Ukraine, an AXA insurance subsidiary, provides car insurance for the Attaché of the Iranian Embassy in Ukraine. Motor liability insurance coverage cannot be canceled under Ukrainian law. The total annual premium in respect of this policy is approximately $1,000 and the annual net profit, which is difficult to calculate with precision, is estimated to be $150.

AXA also has informed us that AXA Ubezpieczenia, an AXA insurance subsidiary organized under the laws of Poland, provides car insurance to two diplomats based at the Iranian embassy in Warsaw, Poland. Provision of motor vehicle insurance is mandatory in Poland. The total annual premium of these policies is approximately $676 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $101. This business had ceased by December 31, 2017.

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

Lastly, AXA has informed us that AXA Egypt, an AXA insurance subsidiary organized under the laws of Egypt, provides the Iranian state-owned Iran Development Bank, two life insurance contracts, covering individuals who have loans with the bank. The total annual premium of these policies is approximately $34,446 and annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $3,500.

The aggregate annual premium for the above-referenced insurance policies is approximately $600,034, representing approximately 0.0006% of AXA’s 2017 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $88,038, representing approximately 0.001% of AXA’s 2017 aggregate net profit.

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

As of December 31, 2017, the condensed ownership structure of AB is as follows (for a more complete description of our ownership structure, see “Principal Security Holders” in Item 12):

The General Partner owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including these general partnership interests, AXA, through certain of its subsidiaries (see “Principal Security Holders” in Item 12), had an approximate 64.7% economic interest in AB as of December 31, 2017.

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

In addition, AXA and its subsidiaries provide financial services, some of which compete with those we offer. The AB Partnership Agreement specifically allows AXA and its subsidiaries (other than the General Partner) to compete with AB and to pursue opportunities that may be available to us. AXA, AXA Equitable Holdings, AXA Financial, AXA Equitable and certain of their respective subsidiaries have substantially greater financial resources than we do and are not obligated to provide resources to us.

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

Competition is an important risk that our business faces and should be considered along with the other factors we discuss in “Risk Factors” in Item 1A.

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

We derive most of our revenues from investment advisory and services fees, which typically are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of the account and the total amount of assets we manage for a particular client. The value and composition of our AUM can be adversely affected by several factors, including:

•
Market Factors. After the uncertainties of 2016, global equity markets increased substantially in 2017 while fixed income markets also rose, as the global economic recovery gained momentum and breadth. However, since the end of 2017, volatility has increased significantly as investors' concerns over rising interest rates and their effect on the pace of economic growth have become more prevalent. Other issues continue to concern global investors as well, including the effect of new U.S. tax legislation, rising inflation, the Brexit negotiations, implementation of MiFID II and slowing asset purchases by the European Central Bank in Europe, and the pace of growth in China. These factors, and the market volatility they cause, may adversely affect our AUM and revenues.

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

•
Our Investment Performance.  Our ability to achieve investment returns for clients that meet or exceed investment returns for comparable asset classes and competing investment services is a key consideration when clients decide to keep their assets with us or invest additional assets, and when a prospective client is deciding whether to invest with us. Poor investment performance, both in absolute terms and/or relative to peers and stated benchmarks, may result in clients withdrawing assets and prospective clients choosing to invest with competitors.

•
Investing Trends. Our fee rates can vary significantly among the various investment products and services we offer to our clients (see “Net Revenues” in Item 7 for additional information regarding our fee rates); our fee realization rate fluctuates as clients shift assets between accounts or products with different fee structures.

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
Our competitive environment has become increasingly difficult over the past decade, as active managers, which invest based on individual security selection, have, on average, consistently underperformed passive services, which invest based on market indices. Although the investment performance of active managers improved in 2017, they continued to struggle to attract new assets as the popularity of passive strategies persisted. Active equity net outflows from U.S. mutual funds of $201 billion in 2017 were about one-third lower than the total in 2016, but passive equity inflows of $464 billion increased 49% during 2017. In addition, in U.S. active fixed income funds, net inflows of $220 billion more than doubled compared to 2016, but U.S. fixed income passive net inflows, which totaled $215 billion, increased 40% in 2017. In total, U.S. retail passive net inflows of $692 billion in 2017 represented a new all-time high. The most recent data available for U.S. institutions (through September 30, 2017) indicates a similar trend. Total industry active equity and fixed income net outflows for the year-to-date through September 30, 2017 were $69 billion, which, while down substantially compared to 2016, still resulted in the active share of total industry assets decreasing from 76% to 75%. Further, passive inflows of $107 billion through September 30, 2017 already had exceeded the full-year 2016 total of $85 billion and increased the passive share of total industry assets from 24% to 25%. In this environment, organic growth through positive net inflows is difficult to achieve for active managers, such as AB, and requires taking market share from other active managers.
The significant shift from active services to passive services adversely affects Bernstein Research Services revenues as well. Global market volumes have declined in recent years, and we expect this to continue, fueled by persistent active equity outflows and passive equity inflows. As a result, portfolio turnover has decreased and investors hold fewer shares that are actively traded by managers.
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

Both Moody’s Investors Service, Inc. and Standard & Poor's Rating Service recently affirmed AB’s long-term and short-term credit ratings and indicated a stable outlook in 2018. Future changes in our credit ratings are possible and any downgrade to our ratings is likely to increase our borrowing costs and limit our access to the capital markets. If this occurs, we may be forced to incur unanticipated costs or revise our strategic plans, which could have a material adverse effect on our financial condition, results of operations and business prospects.

AXA and its affiliates, including AXA Equitable Holdings, provide a significant amount of our AUM and fund a significant portion of our seed investments, and if they choose to terminate their investment advisory agreements or withdraw capital support, whether as a result of AXA Equitable Holdings's planned initial public offering ("IPO") or another factor, it could have a material adverse effect on our business, results of operations or financial condition.
AXA and its affiliates, including AXA Equitable Holdings, collectively are our largest client. AXA Equitable Holdings represented 17% of our total AUM as of December 31, 2017 and 3% of our net revenues for the year ended December 31, 2017. AXA and its affiliates other than AXA Equitable Holdings represented 6% of our total AUM as of December 31, 2017 and 2% of our net revenues for the year ended December 31, 2017. Our investment management agreements with these affiliates are terminable at any time or on short notice by either party, and none of these affiliates are under any obligation to maintain any level of AUM with us. A material adverse effect on our business, results of operations or financial condition could result if AXA Equitable Holdings or AXA and its other affiliates were to terminate their investment management agreements with us.
Further, while we currently cannot predict the eventual impact, if any, on us of AXA Equitable Holdings’s planned IPO, such impact could include a reduction in the support AXA has provided to us in the past with respect to our investment management business, resulting in a decrease to our revenues and ability to initiate new investment services. Also, we rely on AXA for a number of significant services and we benefit from our affiliation with AXA in certain common vendor relationships. These arrangements may change with possible negative financial implications for us.
We may be unable to continue to attract, motivate and retain key personnel, and the cost to retain key personnel could put pressure on our adjusted operating margin.

Our business depends on our ability to attract, motivate and retain highly skilled, and often highly specialized, technical, investment, managerial and executive personnel and there is no assurance that we will be able to do so.

The market for these professionals is extremely competitive. They often maintain strong, personal relationships with investors in our products and other members of the business community so their departure may cause us to lose client accounts or result in fewer opportunities to win new business, either of which factors could have a material adverse effect on our results of operations and business prospects.

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

Also, while the impact on AB from our firm’s relocation strategy (see “Relocation Strategy” in Item 7) is not yet known, the uncertainty created by these circumstances could have a significant adverse effect on AB’s ability to motivate and retain current employees. Further, significant managerial and operational challenges could arise if AB experiences significantly greater attrition among current employees than the firm anticipates in connection with the relocation.

Our business is dependent on investment advisory agreements with clients, and selling and distribution agreements with various financial intermediaries and consultants, which generally are subject to termination or non-renewal on short notice.

We derive most of our revenues pursuant to written investment management agreements (or other arrangements) with institutional investors, mutual funds and private wealth clients, and selling and distribution agreements with financial intermediaries that distribute AB Funds. Generally, the investment management agreements (and other arrangements), including our agreements with AXA and its subsidiaries, are terminable at any time or upon relatively short notice by either party. The investment management agreements pursuant to which we manage the U.S. Funds must be renewed and approved by the Funds’ boards of directors annually. A significant majority of the directors are independent. Consequently, there can be no assurance that the board of directors of each fund will approve the fund’s investment management agreement each year, or will not condition its approval on revised terms that may be adverse to us. In addition, investors in AB Funds can redeem their investments without notice. Any termination of, or failure to renew, a significant number of these agreements, or a significant increase in redemption rates, could have a material adverse effect on our results of operations and business prospects.

Similarly, the selling and distribution agreements with securities firms, brokers, banks and other financial intermediaries (including our agreement with HSBC, with respect to which HSBC was responsible for approximately 9% of our open-end AB Fund sales in 2017) are terminable by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of fund shares. These intermediaries generally offer their clients investment products that compete with our products. In addition, certain institutional investors rely on consultants to advise them about choosing an investment adviser and some of our services may not be considered among the best choices by these consultants. As a result, investment consultants may advise their clients to move their assets invested with us to other investment advisers, which could result in significant net outflows.

Lastly, our Private Wealth Services rely on referrals from financial planners, registered investment advisers and other professionals. We cannot be certain that we will continue to have access to, or receive referrals from, these third parties. Loss of such access or referrals could have a material adverse effect on our results of operations and business prospects.

Performance-based fee arrangements with our clients may cause greater fluctuations in our net revenues.

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

We are eligible to earn performance-based fees on 7.1%, 4.1% and 0.7% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.4% of our AUM). If the percentage of our AUM subject to performance-based fees increases, seasonality and volatility of revenue and earnings are likely to become more significant. Our performance-based fees in 2017, 2016 and 2015 were $94.8 million, $32.8 million and $23.7 million, respectively.

An impairment of goodwill may occur.

Determining whether an impairment of the goodwill asset exists requires management to exercise a substantial amount of judgment. In addition, to the extent that securities valuations are depressed for prolonged periods of time and/or market conditions deteriorate, or if we experience significant net redemptions, our AUM, revenues, profitability and unit price will be adversely affected. Although the price of an AB Holding Unit is just one factor in the calculation of fair value, if AB Holding Unit price levels decline significantly, reaching the conclusion that fair value exceeds carrying value will, over time, become more difficult. In addition, control premiums, industry earnings multiples and discount rates are impacted by economic conditions. As a result, subsequent impairment tests may occur more frequently and be based on more negative assumptions and future cash flow projections, and may result in an impairment of goodwill. An impairment may result in a material charge to our earnings. For additional information about our impairment testing, see Item 7.

We may engage in strategic transactions that could pose risks.

As part of our business strategy, we consider potential strategic transactions, including acquisitions, dispositions, mergers, consolidations, joint ventures and similar transactions, some of which may be material. These transactions, if undertaken, may involve a number of risks and present financial, managerial and operational challenges, including:

•	adverse effects on our earnings if acquired intangible assets or goodwill become impaired;
•	existence of unknown liabilities or contingencies that arise after closing;
•	potential disputes with counterparties; and
•	potential dilution to our existing unitholders, if we fund the purchase price of a transaction with AB Units or AB Holding Units

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

The revenues generated by Bernstein Research Services may be adversely affected by circumstances beyond our control, including declines in brokerage transaction rates, declines in global market volumes, failure to settle our trades by significant counterparties and the effects of MiFID II.

Electronic, or “low-touch”, trading represents a significant percentage of buy-side trading activity and typically produce transaction fees for execution-only services that are approximately one-third the price of traditional full service fee rates. As a result, blended pricing throughout our industry is lower now than it was historically, and price declines may continue. In addition, fee rates we charge and charged by other brokers for traditional brokerage services have historically experienced price pressure, and we expect these trends to continue. Also, while increases in transaction volume and market share often can offset decreases in rates, this may not continue.

In addition, the failure or inability of any of our broker-dealer's significant counterparties to perform could expose us to substantial expenditures and adversely affect our revenues. For example, SCB LLC, as a member of clearing and settlement exchanges, would be required to settle open trades of any non-performing counterparty. This exposes us to the mark-to-market adjustment on the trades between trade date and settlement date, which could be significant, especially during periods of severe market volatility. Also, our ability to access liquidity in such situations may be limited by what our funding relationships are able to offer us at such times.

We discuss the risks associated with the second installment of the Markets in Financial Instruments Directive II (“MiFID II”) below in this Item 1A.

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
Unpredictable events, including climate change, natural disaster, dangerous weather conditions, technology failure, terrorist attack and political unrest, may adversely affect our ability to conduct business.

War, terrorist attack, political unrest, power failure, climate change, natural disaster and rapid spread of infectious diseases could interrupt our operations by:

•	causing disruptions in global economic conditions, thereby decreasing investor confidence and making investment products generally less attractive;
•	inflicting loss of life;
•	triggering large-scale technology failures or delays;
•	breaching our information and cyber security infrastructure; and
•	requiring substantial capital expenditures and operating expenses to remediate damage and restore operations.

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

The insurance that we maintain may not fully cover all potential exposures.

We maintain professional liability, fidelity, cyber, property, casualty, business interruption and other types of insurance, but such insurance may not cover all risks associated with the operation of our business. Our coverage is subject to exclusions and limitations, including high self-insured retentions or deductibles and maximum limits and liabilities covered. In addition, from time to time, various types of insurance may not be available on commercially acceptable terms or, in some cases, at all. We can make no assurance that a claim or claims will be covered by our insurance policies or, if covered, will not exceed our available insurance coverage, or that our insurers will remain solvent and meet their obligations.
In the future, we may not be able to obtain coverage at current levels, if at all, and our premiums may increase significantly on coverage that we maintain. Also, we currently are party to certain joint insurance arrangements with subsidiaries of Equitable Holdings. If our affiliates choose not to include us as insured parties under any such policies, we may need to obtain stand-alone insurance coverage, which could have coverage terms that are less beneficial to us and/or cost more.
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

In addition, pending and newly-enacted regulations in the U.S. and Europe could pose significant challenges to AB, including the fiduciary duty rules adopted by the U.S. Department of Labor ("DOL"). A simplified version of these rules became effective during a transition period, which had been scheduled to conclude on January 1, 2018 but which the DOL extended through July 1, 2019. During the transition period, the only substantive requirement of the simplified rules is to act in the best interest of clients, charge reasonable fees and make no misleading statements. Implementation of the rules may impact how we compensate our financial advisors and the financial intermediaries that sell our investment funds, as well as increase the cost and complexity of our compliance efforts.

In Europe, MiFID II, which became effective on January 3, 2018, makes significant modifications to the manner in which European broker-dealers can be compensated for research. These modifications are recognized in the industry as having the potential to significantly decrease the overall research spend by European buy-side firms. Consequently, our U.K.-based broker-dealer is considering new charging mechanisms for its research in order to minimize this impact as part of its broader MiFID II implementation program. It is important to note, however, that our new charging mechanisms and other strategic decisions to address the new environment created by MiFID II, both in the Eurozone and globally, may not be successful, which could result in a significant decline in our sell-side revenues.

Also, although MiFID II permits buy-side firms to purchase research through the use of client-funded research payment accounts, most buy-side firms that operate in the Eurozone, including our U.K. buy-side subsidiaries, are using their own funds to pay for research in the Eurozone in order to avoid a potentially significant competitive disadvantage. However, this practice will increase our research costs on the buy-side and significant operational changes are required to implement the rule. The ultimate impact of MiFID II on payments for research globally is not yet certain.

Lastly, it also is uncertain how regulatory trends will evolve under the current U.S. President's administration and abroad. For example, in June 2016, a narrow majority of voters in a U.K. referendum voted to exit the European Union (“Brexit”), but it remains unclear exactly how the U.K.’s status in relation to the European Union ("EU") will change when it ultimately leaves. Accordingly, our U.K.-based buy-side and sell-side subsidiaries are considering alternative arrangements in EU jurisdictions in order to ensure continued operations in the Eurozone. In addition, any other changes in the composition of the EU’s member states may add further complexity to our global risks and operations.

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

There is no public trading market for AB Units and we do not anticipate that a public trading market will develop. The AB Partnership Agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer that may cause AB to be classified as a “publicly traded partnership” (“PTP”) as defined in Section 7704 of the Internal Revenue Code of 1986, as amended (“Code”), shall be deemed void and shall not be recognized by AB. In addition, AB Units are subject to significant restrictions on transfer, such as obtaining the written consent of AXA Equitable and the General Partner pursuant to the AB Partnership Agreement. Generally, neither AXA Equitable nor the General Partner will permit any transfer that it believes would create a risk that AB would be treated as a corporation for tax purposes. AXA Equitable and the General Partner have implemented a transfer program that requires a seller to locate a purchaser and imposes annual volume restrictions on transfers. You may request a copy of the transfer program from our Corporate Secretary (corporate_secretary@alliancebernstein.com). Also, we have filed the transfer program as Exhibit 10.12 to this Form 10-K.

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

AB is a private partnership for federal income tax purposes and, accordingly, is not subject to federal and state corporate income taxes. However, AB is subject to the 4.0% UBT. Domestic corporate subsidiaries of AB, which are subject to federal, state and local income taxes, generally are included in the filing of a consolidated federal income tax return with separate state and local income tax returns being filed. Each of AB's non-U.S. corporate subsidiaries generally is subject to taxes in the foreign jurisdiction where it is located. If our business increasingly operates in countries other than the U.S., AB’s effective tax rate will increase as our international subsidiaries are subject to corporate taxes in the jurisdictions where they are located.

In order to preserve AB’s status as a private partnership for federal income tax purposes, AB Units must not be considered publicly traded. If such units were to be considered readily tradable, AB would be subject to federal and state corporate income tax on its net income. Furthermore, as noted above, should AB enter into a substantial new line of business, AB Holding, by virtue of its ownership of AB, would lose its status as a grandfathered PTP and would become subject to corporate income tax as set forth above. If AB and AB Holding were to become subject to corporate income tax as set forth above, their net income and quarterly distributions to Unitholders would be materially reduced. For information about the significant restrictions on transfer of AB Units, see the risk factor immediately above.

If, pursuant to the Bipartisan Budget Act of 2015 ("2015 Act"), any audit by the Internal Revenue Service ("IRS") of our income tax returns for any of our taxable years beginning after December 31, 2017 results in any adjustments, the IRS may collect any resulting taxes, including any applicable penalties and interest, directly from us, in which case our net income and the cash available for quarterly Unitholder distributions may be substantially reduced.

Although the IRS, under current law, generally determines tax adjustments at the partnership level when it audits the income tax return of a partnership, the IRS is required to collect any additional taxes, interest and penalties from the partnership's individual partners. The 2015 Act modifies this procedure for audits of a partnership’s taxable years beginning after December 31, 2017 and, if a partnership meets certain requirements and makes a proper election, for audits of a partnership’s taxable years beginning before January 1, 2018. We may choose to make such an election if we receive a written notice of selection for examination for an eligible taxable year or if we file, on or after January 1, 2018, an administrative adjustment request for an eligible taxable year and otherwise qualify to make such an election.

Generally, we will have the ability to collect tax liability from our Unitholders in accordance with their percentage interests during the year under audit, but there can be no assurance that we will elect to do so or be able to do so under all circumstances.  If we do not collect such tax liability from our Unitholders in accordance with their percentage interests in the tax year under audit, our net income and the available cash for quarterly distributions to current Unitholders may be substantially reduced. Accordingly, our current Unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such Unitholders did not own Units during the tax year under audit. In particular, as a publicly traded partnership, our Partnership Representative (as defined below) may, in certain instances, request that any “imputed underpayment” resulting from an audit be adjusted by amounts of certain of our passive losses. If we successfully make such a request, we would have to reduce suspended passive loss carryovers in a manner which is binding on the partners.

In June 2017, the IRS reissued proposed regulations (that had previously been issued and withdrawn) that implement the provisions of the 2015 Act (the “June 2017 Proposed Regulations”). In December 2017, the IRS issued additional proposed regulations that clarified the June 2017 Proposed Regulations and the 2015 Act (the “December 2017 Proposed Regulations”). Pursuant to the 2015 Act, the June 2017 Proposed Regulations and the December 2017 Proposed Regulations, for taxable years beginning after December 31, 2017, we will be required to designate a partner, or other person, with a substantial presence in the United States as the partnership representative (“Partnership Representative”) and we will no longer have a “tax matters partner.” The Partnership Representative will have the sole authority to act on our behalf for purposes of, among other things, U.S. federal income tax audits and judicial review of administrative adjustments by the IRS. If we do not make such a designation, the IRS can select any person as the Partnership Representative. Any actions taken by us or by the Partnership Representative on our behalf with respect to, among other things, U.S. federal income tax audits and judicial review of administrative adjustments by the IRS, will be binding on us and our unitholders.

In addition, the December 2017 Proposed Regulations clarified that a partnership that is a partner of another partnership may elect to have its unitholders take an audit adjustment of the lower-tier partnership into account (i.e., the upper-tier partnership may push adjustments received from the lower-tier partnership through to the partners of the upper-tier partnership). The upper-tier partnership must timely complete the “push-out” of the adjustment in order for it to be effective, and the December 2017 Proposed Regulations do not provide any procedure for obtaining an extension.

Newly enacted laws, such as Public Law No. Public Law No. 115-97 (the “Tax Cuts and Jobs Act”), or regulations and future changes in the U.S. taxation of businesses may adversely affect our business, financial condition and operating results.
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act, which significantly changed the Internal Revenue Code, including dramatic changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the Treasury Department to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax Cuts and Jobs Act, or regulations or other guidance issued under it, might affect us or our business. For additional information, please refer to Item 7 - "Income Taxes".
Non-U.S. unitholders may be subject to 10% withholding tax on the sale of their units, which could reduce the value of our units.

Under the Tax Cuts and Jobs Act, gain or loss from the sale or exchange of partnership interests after November 27, 2017 by a non-U.S. unitholder will be treated as effectively connected with a U.S. trade or business to the extent that the partner would have had effectively connected gain or loss had the partnership sold all of its assets at fair market value as of the date of the sale or exchange. The law also introduces certain withholding requirements for the sale of partnership interests by a non-U.S. partner. The Tax Cuts and Jobs Act authorizes the IRS to issue regulations to carry out the withholding rules in the case of publicly traded partnerships, but such regulations have not yet been issued. In December 2017, the IRS issued a notice suspending the application of these new withholding rules to the disposition of publicly traded partnership until the IRS issued related guidance. We cannot predict when or if the IRS will issue such regulations or other guidance or what the regulations or other guidance will say. If the guidance generally subjects publicly traded partnerships to the same rules as other partnerships, then any gain or loss from the hypothetical asset sale by us would be allocated to the units being transferred in the same manner as non-separately stated income and loss and the recipient of the units being transferred will be required to withhold 10% of the amount realized by the unitholder, unless the transferring unitholder provides the recipient with proper documentation proving that the transferring unitholder is not a nonresident alien individual or foreign corporation. If the recipient of the units being transferred fails to properly withhold, then we generally would be obligated to deduct and withhold from distributions to the recipient unitholder.

Item 1B.    Unresolved Staff Comments

Neither AB nor AB Holding has unresolved comments from the staff of the SEC to report.

Item 2.    Properties

Our principal executive offices located at 1345 Avenue of the Americas, New York, New York are occupied pursuant to a lease expiring in 2024. At this location, we currently lease 992,043 square feet of space, within which we currently occupy approximately 523,373 square feet of space and have sub-let (or are seeking to sub-let) approximately 468,670 square feet of space. We also lease space at two other locations in New York City; we acquired one of these leases in connection with an acquisition, which lease expired as of December 31, 2017.

In addition, we lease approximately 229,147 square feet of space at One North Lexington, White Plains, New York under a lease expiring in 2021 with options to extend to 2031. At this location, we currently occupy approximately 69,013 square feet of space and have sub-let (or are seeking to sub-let) approximately 160,134 square feet of space.

We also lease 92,067 square feet of space in San Antonio, Texas under a lease expiring in 2019 with options to extend to 2029.  At this location, we currently occupy approximately 59,004 square feet of space and have sub-let approximately 33,063 square feet of space. We have renewed 50,792 square feet for ten years, expiring in 2029.

In addition, we lease less significant amounts of space in 21 other cities in the United States.

Our subsidiaries lease space in 28 cities outside the United States, the most significant of which are in London, England, under a lease expiring in 2022, and in Hong Kong, China, under a lease expiring in 2027. In London, we currently lease 65,488 square feet of space, within which we currently occupy approximately 54,746 square feet of space and have sub-let approximately 10,742 square feet of space. In Hong Kong, we currently lease and occupy 35,878 square feet of space.

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

We may be involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which may allege significant damages. It is reasonably possible that we could incur losses pertaining to these matters, but currently we cannot estimate any such losses.

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

The distributions of Available Cash Flow made by AB and AB Holding during 2017 and 2016 and the high and low sale prices of AB Holding Units reflected on the NYSE composite transaction tape during 2017 and 2016 are as follows:

	Quarters Ended 2017
	December 31	September 30	June 30	March 31	Total
Cash distributions per AB Unit(1)	$0.91	$0.58	$0.56	$0.52	$2.57
Cash distributions per AB Holding Unit(1)	$0.84	$0.51	$0.49	$0.46	$2.30
AB Holding Unit prices:
High	$26.65	$26.15	$23.95	$25.13
Low	$24.01	$22.55	$20.40	$21.35

	Quarters Ended 2016
	December 31	September 30	June 30	March 31	Total
Cash distributions per AB Unit(1)	$0.73	$0.51	$0.46	$0.45	$2.15
Cash distributions per AB Holding Unit(1)	$0.67	$0.45	$0.40	$0.40	$1.92
AB Holding Unit prices:
High	$24.10	$24.69	$24.65	$23.98
Low	$20.75	$21.29	$21.49	$16.11
______________________________________________________________________________________________________________________

(1)	Declared and paid during the following quarter.

On December 29, 2017, the last trading day during 2017, the closing price of an AB Holding Unit on the NYSE was $25.05 per Unit. On December 31, 2017, there were (i) 908 AB Holding Unitholders of record for approximately 80,000 beneficial owners, and (ii) 389 AB Unitholders of record (we do not believe there are substantial additional beneficial owners).

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not engage in any unregistered sales of our securities during the years ended December 31, 2017, 2016 and 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Each quarter since the third quarter of 2011, AB has implemented plans to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. The plan adopted during the fourth quarter of 2017 expired at the close of business on February 12, 2018.  AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm’s incentive compensation award program and for other corporate purposes. For additional information about Rule 10b5-1 plans, see “Units Outstanding” in Item 7.

AB Holding Units bought by us or one of our affiliates during the fourth quarter of 2017 are as follows:

Issuer Purchases of Equity Securities

	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
Period
10/1/17-10/31/17(1)	103	$24.10	—	—
11/1/17-11/30/17(1)	873,289	25.90	—	—
12/1/17-12/31/17(1)	2,534,667	24.85	—	—
Total	3,408,059	$25.12	—	—
________________________________________________________________________________________________________________________

(1)
During the fourth quarter of 2017, we purchased 3,408,059 AB Holding Units from employees to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

AB Units bought by us or one of our affiliates during the fourth quarter of 2017 are as follows:

Issuer Purchases of Equity Securities

	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
Period
10/1/17-10/31/17	—	$—	—	—
11/1/17-11/30/17(1)	400	25.24	—	—
12/1/17-12/31/17	—	—	—	—
Total	400	$25.24	—	—
________________________________________________________________________________________________________________________

(1)	During November 2017, we purchased 400 AB Units in a private transaction.

Item 6.    Selected Financial Data

AllianceBernstein Holding L.P.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per unit amounts)
INCOME STATEMENT DATA:
Equity in net income (loss) attributable to AB Unitholders	$232,393	$239,389	$210,084	$200,931	$184,778
Income taxes	24,971	22,803	24,320	22,463	20,410
Net income (loss)	$207,422	$216,586	$185,764	$178,468	$164,368
Basic net income (loss) per unit	$2.19	$2.24	$1.87	$1.84	$1.70
Diluted net income (loss) per unit	$2.19	$2.23	$1.86	$1.84	$1.70
CASH DISTRIBUTIONS PER UNIT(1)	$2.30	$1.92	$1.86	$1.86	$1.79
BALANCE SHEET DATA AT PERIOD END:
Total assets	$1,544,704	$1,540,508	$1,576,120	$1,616,461	$1,524,569
Partners’ capital	$1,543,550	$1,539,889	$1,575,846	$1,616,079	$1,523,793
________________________

(1)
AB Holding is required to distribute all of its Available Cash Flow, as defined in the AB Holding Partnership Agreement, to its Unitholders; for all years presented, the cash distributions per unit reflect the impact of AB’s non-GAAP adjustments.

AllianceBernstein L.P.

Selected Consolidated Financial Data

	Years Ended December 31,
	2017	2016(1)	2015	2014	2013
	(in thousands, except per unit amounts and unless otherwise indicated)
INCOME STATEMENT DATA:
Revenues:
Investment advisory and services fees	$2,200,400	$1,933,471	$1,973,837	$1,958,250	$1,849,105
Bernstein research services	449,919	479,875	493,463	482,538	445,083
Distribution revenues	412,063	384,405	427,156	444,970	465,424
Dividend and interest income	71,162	46,939	24,872	22,322	19,962
Investment gains (losses)	92,102	93,353	3,551	(9,076)	33,339
Other revenues	98,040	99,859	101,169	108,788	105,058
Total revenues	3,323,686	3,037,902	3,024,048	3,007,792	2,917,971
Less: interest expense	25,165	9,123	3,321	2,426	2,924
Net revenues	3,298,521	3,028,779	3,020,727	3,005,366	2,915,047

Expenses:
Employee compensation and benefits:
Employee compensation and benefits	1,313,469	1,229,721	1,267,926	1,265,664	1,212,011
Promotion and servicing:
Distribution-related payments	420,350	371,607	393,033	413,054	426,824
Amortization of deferred sales commissions	31,886	41,066	49,145	41,508	41,279
Trade execution, marketing, T&E and other	204,392	208,538	223,415	224,576	204,568
General and administrative:
General and administrative	481,488	426,147	431,635	426,960	423,043
Real estate charges	36,669	17,704	998	52	28,424
Contingent payment arrangements	267	(20,245)	(5,441)	(2,782)	(10,174)
Interest on borrowings	8,194	4,765	3,119	2,797	2,962
Amortization of intangible assets	27,896	26,311	25,798	24,916	21,859
Total expenses	2,524,611	2,305,614	2,389,628	2,396,745	2,350,796
Operating income	773,910	723,165	631,099	608,621	564,251
Income taxes	53,110	28,319	44,797	44,304	40,113
Net income	720,800	694,846	586,302	564,317	524,138
Net income (loss) of consolidated entities attributable to non-controlling interests	58,397	21,488	6,375	456	9,746
Net income attributable to AB Unitholders	$662,403	$673,358	$579,927	$563,861	$514,392
Basic net income per AB Unit	$2.46	$2.48	$2.11	$2.07	$1.88
Diluted net income per AB Unit	$2.45	$2.47	$2.10	$2.07	$1.87
Operating margin(2)	21.7%	23.2%	20.7%	20.2%	19.0%
CASH DISTRIBUTIONS PER AB UNIT(3)	$2.57	$2.15	$2.11	$2.08	$1.97
BALANCE SHEET DATA AT PERIOD END:

Total assets	$9,295,167	$8,741,158	$7,433,721	$7,375,621	$7,383,899
Debt	$565,745	$512,970	$581,700	$486,156	$266,445
Total capital	$4,063,304	$4,068,189	$4,017,221	$4,084,840	$4,045,227
ASSETS UNDER MANAGEMENT AT PERIOD END (in millions)	$554,491	$480,201	$467,440	$474,027	$450,411

(1)	Certain prior-year amounts have been reclassified to conform to our 2017 presentation; see Note 2 to AB's financial statements in Item 8 for a discussion of reclassifications.

(2)	Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.
(3) Cash distributions per AB unit reflect the impact of AB's non-GAAP adjustments.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Percentage change figures are calculated using assets under management rounded to the nearest million and financial statement amounts rounded to the nearest thousand.

Executive Overview
Our total assets under management (“AUM”) as of December 31, 2017 were $554.5 billion, up $74.3 billion, or 15.5%, during 2017. The increase was driven by market appreciation of $61.1 billion and net inflows of $13.2 billion (primarily due to Retail and Institutional inflows of $8.9 billion and $3.6 billion, respectively).
Institutional AUM increased $30.0 billion, or 12.5%, to $269.3 billion during 2017, due to market appreciation of $26.4 billion and net inflows of $3.6 billion. Gross sales decreased $8.2 billion, or 38.1%, from $21.6 billion in 2016 to $13.4 billion in 2017. Redemptions and terminations decreased $4.2 billion, or 27.3%, from $15.7 billion in 2016 to $11.5 billion in 2017.
Retail AUM increased $32.7 billion, or 20.5%, to $192.9 billion during 2017, due to market appreciation of $23.8 billion and net inflows of $8.9 billion. Gross sales increased $12.6 billion, or 30.5%, from $41.2 billion in 2016 to $53.8 billion in 2017. Redemptions and terminations decreased $2.2 billion, or 5.4%, from $40.8 billion in 2016 to $38.6 billion in 2017.
Private Wealth Management AUM increased $11.6 billion, or 14.2%, to $92.3 billion during 2017, due to market appreciation of $10.9 billion and net inflows of $0.7 billion. Gross sales increased $1.3 billion, or 13.2%, from $10.2 billion in 2016 to $11.5 billion in 2017. Redemptions and terminations increased $1.3 billion, or 14.2%, from $9.3 billion in 2016 to $10.6 billion in 2017.
Bernstein Research Services revenue decreased $30.0 million, or 6.2%, in 2017. The decrease was driven by a decline in client activity in the U.S. and a volume mix shift to electronic trading in Europe. The decrease was partially offset by increased client activity in Asia and a weaker U.S. dollar year-over-year.
Our 2017 revenues of $3.3 billion increased $0.3 billion, or 8.9%, compared to the prior year's net revenues of $3.0 billion. The most significant contributors to the increase were higher base advisory fees of $204.9 million, higher performance-based fees of $62.0 million and higher distribution revenues of $27.7 million, offset by lower Bernstein Research Services revenue of $30.0 million. Our operating expenses of $2.5 billion increased $0.2 billion, or 9.5%, compared to the prior year's expenses of $2.3 billion. The increase primarily was due to higher employee compensation and benefits of $83.7 million, higher general and administrative expenses (excluding real estate charges) of $55.3 million, higher promotion and servicing expenses of $35.4 million, lower adjustments to contingent payment arrangements of $20.5 million and higher real estate charges of $19.0 million. Our operating income increased $50.7 million, or 7.0%, to $773.9 million from $723.2 million in 2016 and our operating margin decreased from 23.2% in 2016 to 21.7% in 2017 as higher expenses outpaced revenue growth.
Market Environment
Global equity markets increased substantially in 2017, and fixed income markets rose as well, as the global recovery gained momentum and breadth throughout the year. For the first time in the past five years, non-U.S. stocks outperformed U.S. stocks, aided by a weaker dollar, and credit spreads tightened in a “risk-on” environment. After an uncertain and volatile 2016, U.S. market volatility was exceptionally low in 2017. While 2018 got off to a strong start, U.S. equity markets began to vacillate wildly in February, and volatility surged as a result of a sharp rise in investor concern over the pace of interest rate hikes and the chances of rising inflation, which could slow economic growth. These stresses created uncertainty across global markets as well.
Despite the strong run in the global markets, inflation so far remains low and Central Banks’ monetary policies continue to vary among developed and emerging markets. In the U.S., three interest rate increases occurred during 2017 and several more are predicted for 2018, particularly if the economy continues to exhibit low unemployment, ongoing growth and emerging evidence of rising inflation. It remains to be seen how new tax legislation enacted in December 2017 will affect the U.S. economy going forward. In Europe, which is earlier in its economic recovery than the U.S., asset purchases by the European Central Bank are expected to end in 2018, Brexit negotiations are ongoing and MiFID II went into effect at the start of 2018. And in China, with the pace of growth slowing, “quality” of growth is increasing in importance.
The challenges for active fund managers continued in 2017. While their investment performance improved on average in 2017, they still struggled to attract net new assets in the face of ongoing overwhelming demand for passive equity strategies and accelerating demand for passive fixed income strategies. In the U.S., where the shift from active to passive has been most prevalent, total industry-wide active mutual fund flows turned positive in 2017, with $56 billion, on strength in fixed income and international equity services. Active U.S. equity mutual funds, however, still sustained $201 billion in outflows for the year, even though the percentage of outperforming active equity managers increased to 50%, versus 26% in 2016 and a long-term average of 34%. Meanwhile, total passive inflows continued to accelerate in 2017 and reached an all-time high of $692 billion.
MiFID II
The second installment of the Markets in Financial Instruments Directive II (“MiFID II”), which became effective January 3, 2018, makes significant modifications to the manner in which European broker-dealers can be compensated for research. These modifications are recognized in the industry as having the potential to significantly decrease the overall research spend by European buy-side firms. Consequently, our U.K.-based broker-dealer is considering new charging mechanisms for its research in order to minimize this impact as part of its broader MiFID II implementation program. It is important to note, however, that our new charging techniques and other strategic decisions to address the new environment created by MiFID II may not be successful, which could result in a significant decline in our sell-side revenues.

Also, although MiFID II does permit buy-side firms to purchase research through the use of client-funded research payment accounts, most buy-side firms that operate in the Eurozone, including our U.K. buy-side subsidiaries, have decided to use their own funds to pay for research in the Eurozone. This change in practice will increase our expenses in the Eurozone and, if this practice becomes more pervasive globally, it may have a significant adverse effect on our net income in future periods.

The ultimate impact of MiFID II on payments for research globally currently is uncertain.
AXA Equitable Holdings IPO
On May 10, 2017, AXA S.A. (“AXA”) announced its intention to sell and list for trading a minority stake of its U.S. operations (expected to consist of AXA’s U.S. Life & Savings business and its interest in AB) during the first half of 2018, subject to market conditions and SEC review process. While we cannot at this time predict the eventual impact, if any, on AB of this proposed transaction, it could include a reduction in the support AXA has provided to AB in the past with respect to AB's investment management business, resulting in a decrease to our revenues and ability to initiate new investment services. Also, AB relies on AXA for a number of significant services and benefits from its affiliation with AXA in certain common vendor relationships. These arrangements also may change with possible negative financial implications for AB.
Relocation Strategy
During 2017, we began exploring several U.S. cities for the purpose of establishing a second principal U.S. location. We intend to transition a significant number of our staff located in our New York metro offices to this new location once we have finalized the city and secured office space. The transition period is expected to last a number of years. We will continue to maintain an employee presence in New York City, which will remain a principal location.
We believe a second principal location will afford us the opportunity to provide an improved quality of life alternative for our employees, enable us to attract and recruit new talented employees to a highly desirable location while improving the long-term cost structure of the firm. However, we expect to incur potentially material costs through the transition period, including relocation, severance, and duplicative compensation and occupancy costs, before realizing ongoing cost savings. We currently are unable to estimate either the transitional costs or the ongoing cost savings as we have not yet completed our search process or finalized the scale of our relocation strategy.
Adjusted Operating Margin Target
We have adopted a goal of increasing our adjusted operating margin from 27.7% (which we achieved for 2017) to a target of 30% by 2020 (the “2020 Margin Target”), subject to the assumptions, factors and contingencies discussed below.

Actual results related to this target may vary depending on various factors, including capital market outcomes, the global regulatory environment in which we operate, the performance of our investment services, the net flows experienced by our investment services and the successful management of our costs. Also, the anticipated establishment of a second principal location outside of the New York City metropolitan area, which is described immediately above, will likely involve substantial transitional costs, including employee relocation, severance, recruitment and duplicative compensation and occupancy costs. We currently are unable to estimate precisely these interim transitional costs or the expected ongoing cost savings, or the timing of these costs and savings, as we have not yet completed our search process or finalized the scale of our relocation strategy. If the transitional costs we incur in 2019 and 2020 significantly exceed any cost savings we realize in those years from our relocation strategy, our actual adjusted operating margin for 2020 will be adversely affected and, as a result, we may not reach the 2020 Margin Target.

In setting our 2020 Margin Target, we have made significant assumptions with respect to, among other things:

•	the levels of positive net flows into our investment services;

•	the level of growth (in terms of additional AUM) in our alternatives product business;

•
the rate of increase in our fixed costs due to inflation and similar factors, the transitional costs related to our relocation strategy and the timing of such costs, the success we have in achieving planned new cost reductions (including those relating to our relocation strategy) and the timing of such cost reductions, and the investments we make in our business; and

•	general conditions of the markets in which our business operates, including modest continued appreciation in both equity and fixed income total investment returns.

While our 2020 Margin Target is presented with numerical specificity, and we believe the target to be reasonable as of the date of this report, the uncertainties surrounding the assumptions we discuss above create a significant risk that these assumptions may not be realized. Accordingly, our 2020 Margin Target may not be achieved, particularly if actual events adversely differ from one or more of our key assumptions. The 2020 Margin Target and its underlying assumptions are Forward-Looking Statements and can be affected by any of the factors discussed in “Risk Factors” and “Cautions Regarding Forward-Looking Statements” in this 10-K. We strongly caution investors not to place undue reliance on any of these assumptions or our 2020 Margin Target. Except as may be required by applicable securities laws, we are not under any obligation, and we expressly disclaim any obligation, to update or alter any assumptions, estimates, financial goals, targets, projections or other related statements that we may make.

AB Holding

AB Holding’s principal source of income and cash flow is attributable to its investment in AB Units. The AB Holding financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AB.

Results of Operations

	Years Ended December 31,			% Change
	2017	2016	2015	2017-16	2016-15
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$662,403	$673,358	$579,927	(1.6)%	16.1%
Weighted average equity ownership interest	35.1%	35.6%	36.2%
Equity in net income attributable to AB Unitholders	$232,393	$239,389	$210,084	(2.9)	13.9
Income taxes	24,971	22,803	24,320	9.5	(6.2)
Net income of AB Holding	$207,422	$216,586	$185,764	(4.2)	16.6
Diluted net income per AB Holding Unit	$2.19	$2.23	$1.86	(1.8)	19.9
Distributions per AB Holding Unit (1)	$2.30	$1.92	$1.86	19.8	3.2
________________________

(1)	Distributions reflect the impact of AB’s non-GAAP adjustments.

AB Holding has net income of $207.4 million in 2017 compared to $216.6 million in 2016, reflecting lower net income attributable to AB Unitholders and lower weighted average equity ownership interest. AB Holding had net income of $216.6 million in 2016 as compared to $185.8 million in 2015. The increase reflected higher net income attributable to AB Unitholders, offset by a lower weighted average equity ownership percentage.

AB Holding's partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 10.7% in 2017, 9.5% in 2016 and 11.6% in 2015. See Note 6 to AB Holding’s financial statements in Item 8 for a further description.

As supplemental information, AB provides the performance measures “adjusted net revenues”, “adjusted operating income” and “adjusted operating margin”, which are the principal metrics management uses in evaluating and comparing the period-to-period operating performance of AB. Management principally uses these metrics in evaluating performance because they present a clearer picture of AB's operating performance and allow management to see long-term trends without the distortion primarily caused by long-term incentive compensation-related mark-to-market adjustments, real estate consolidation charges and other adjustment items. Similarly, management believes that these management operating metrics help investors better understand the underlying trends in AB's results and, accordingly, provide a valuable perspective for investors. Such measures are not based on generally accepted accounting principles (“non-GAAP measures”). These non-GAAP measures are provided in addition to, and not as substitutes for, net revenues, operating income and operating margin, and they may not be comparable to non-GAAP measures presented by other companies. Management uses both GAAP and non-GAAP measures in evaluating the company’s financial performance. The non-GAAP measures alone may pose limitations because they do not include all of AB’s revenues and expenses. Further, adjusted diluted net income per AB Holding Unit is not a liquidity measure and should not be used in place of cash flow measures. See “Management Operating Metrics” in this Item 7.

The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit are as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands, except per unit amounts)
AB non-GAAP adjustments, before taxes	$34,605	$(77,275)	$(6,083)
Income tax (expense) benefit on non-GAAP adjustments	(3,599)	5,332	432
Income tax credit on AB's income tax provision	—	(21,572)	—
AB non-GAAP adjustments, after taxes	31,006	(93,515)	(5,651)
AB Holding’s weighted average equity ownership interest in AB	35.1%	35.6%	36.2%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$10,877	$(33,246)	$(2,047)

Net income - diluted, GAAP basis	$208,102	$217,464	$187,147
Impact on AB Holding’s net income of AB non-GAAP adjustments	10,877	(33,246)	(2,047)
Adjusted net income - diluted	$218,979	$184,218	$185,100

Diluted net income per AB Holding Unit, GAAP basis	$2.19	$2.23	$1.86
Impact of AB non-GAAP adjustments	0.11	(0.34)	(0.02)
Adjusted diluted net income per AB Holding Unit	$2.30	$1.89	$1.84

The degree to which AB’s non-GAAP adjustments impact AB Holding’s net income fluctuates based on AB Holding's ownership percentage in AB. The 2016 income tax credit on AB's income tax provision reflects a fourth quarter 2016 change in estimate made by AB to its income tax liability relating to a third quarter 2016 revision to income taxes ($13.3 million) and a reversal of a deferred tax liability relating to foreign translation adjustments ($8.2 million).

Proposed Tax Legislation

For a discussion of proposed tax legislation, see “Risk Factors - Structure-related Risks” in Item 1A.

Capital Resources and Liquidity

During the year ended December 31, 2017, net cash provided by operating activities was $202.4 million, compared to $169.5 million during the corresponding 2016 period. The increase primarily resulted from higher cash distributions received from AB of $34.9 million. During the year ended December 31, 2016, net cash provided by operating activities was $169.5 million, compared to $192.8 million during the corresponding 2015 period. The decrease primarily resulted from lower cash distributions received from AB of $25.1 million.

During the years ended December 31, 2017, 2016 and 2015, net cash used in investing activities was $20.1 million, $6.1 million and $9.2 million, respectively, reflecting investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

During the year ended December 31, 2017, net cash used in financing activities was $182.3 million, compared to $163.4 million during the corresponding 2016 period. The increase primarily was due to higher cash distributions to Unitholders of $32.7 million, offset by higher proceeds from exercise of compensatory options to buy AB Holding Units of $14.0 million. During the year ended December 31, 2016, net cash used in financing activities was $163.4 million, compared to $183.6 million during the corresponding 2015 period. The decrease was due to lower cash distributions to Unitholders of $22.6 million, offset by lower proceeds from exercises of compensatory options to buy AB Holding Units of $3.1 million.

Management believes that AB Holding will have the resources it needs to meet its financial obligations as a result of the cash flow AB Holding realizes from its investment in AB.

Cash Distributions

AB Holding is required to distribute all of its Available Cash Flow, as defined in the AB Holding Partnership Agreement, to its Unitholders (including the General Partner). Available Cash Flow typically is the adjusted diluted net income per unit for the quarter multiplied by the number of units outstanding at the end of the quarter. Management anticipates that Available Cash Flow will continue to be based on adjusted diluted net income per unit, unless management determines, with concurrence of the Board of Directors, that one or more adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation. See Note 2 to AB Holding’s financial statements in Item 8 for a description of Available Cash Flow.

Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 7 to AB Holding’s financial statements in Item 8.

AB

Assets Under Management
Assets under management by distribution channel are as follows:

	As of December 31,			% Change
	2017	2016	2015	2017-16	2016-15
	(in billions)
Institutions	$269.3	$239.3	$236.2	12.5%	1.3%
Retail	192.9	160.2	154.4	20.5	3.8
Private Wealth Management	92.3	80.7	76.8	14.2	5.1
Total	$554.5	$480.2	$467.4	15.5	2.7
Assets under management by investment service are as follows:

	As of December 31,			% Change
	2017	2016	2015	2017-16	2016-15
	(in billions)
Equity
Actively Managed	$139.4	$111.9	$110.6	24.6%	1.2%
Passively Managed (1)	54.3	48.1	46.4	13.0	3.6
Total Equity	193.7	160.0	157.0	21.1	1.9

Fixed Income
Actively Managed
Taxable	247.9	220.9	207.4	12.2	6.5
Tax-exempt	40.4	36.9	33.5	9.5	10.2
	288.3	257.8	240.9	11.8	7.0
Passively Managed (1)	9.9	11.1	10.0	(10.4)	11.1
Total Fixed Income	298.2	268.9	250.9	10.9	7.2

Other (2)
Actively Managed	61.9	50.8	59.1	21.7	(14.0)
Passively Managed (1)	0.7	0.5	0.4	37.0	30.4
Total Other	62.6	51.3	59.5	21.8	(13.7)
Total	$554.5	$480.2	$467.4	15.5	2.7

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

Changes in assets under management during 2017 and 2016 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of December 31, 2016	$239.3	$160.2	$80.7	$480.2
Long-term flows:
Sales/new accounts	13.4	53.8	11.5	78.7
Redemptions/terminations	(11.5)	(38.6)	(10.6)	(60.7)
Cash flow/unreinvested dividends	1.7	(6.3)	(0.2)	(4.8)
Net long-term inflows	3.6	8.9	0.7	13.2
Market appreciation	26.4	23.8	10.9	61.1
Net change	30.0	32.7	11.6	74.3
Balance as of December 31, 2017	$269.3	$192.9	$92.3	$554.5

Balance as of December 31, 2015	$236.2	$154.4	$76.8	$467.4
Long-term flows:
Sales/new accounts	21.6	41.2	10.2	73.0
Redemptions/terminations	(15.7)	(40.8)	(9.3)	(65.8)
Cash flow/unreinvested dividends	(11.3)	(5.2)	(0.5)	(17.0)
Net long-term inflows (outflows)	(5.4)	(4.8)	0.4	(9.8)
Transfers	—	0.1	(0.1)	—
Acquisition	2.5	—	—	2.5
AUM adjustment(3)	(3.0)	—	—	(3.0)
Market (depreciation) appreciation	9.0	10.5	3.6	23.1
Net change	3.1	5.8	3.9	12.8
Balance as of December 31, 2016	$239.3	$160.2	$80.7	$480.2

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed - Taxable	Fixed Income Actively Managed - Tax- Exempt	Fixed Income Passively Managed(1)	Other(2)	Total
	(in billions)
Balance as of December 31, 2016	$111.9	$48.1	$220.9	$36.9	$11.1	$51.3	$480.2
Long-term flows:
Sales/new accounts	21.9	1.1	41.1	7.9	0.1	6.6	78.7
Redemptions/terminations	(19.0)	(1.4)	(29.8)	(5.9)	(1.8)	(2.8)	(60.7)
Cash flow/unreinvested dividends	(2.1)	(4.0)	1.5	(0.1)	—	(0.1)	(4.8)
Net long-term inflows (outflows)	0.8	(4.3)	12.8	1.9	(1.7)	3.7	13.2
Market appreciation	26.7	10.5	14.2	1.6	0.5	7.6	61.1
Net change	27.5	6.2	27.0	3.5	(1.2)	11.3	74.3
Balance as of December 31, 2017	$139.4	$54.3	$247.9	$40.4	$9.9	$62.6	$554.5

Balance as of December 31, 2015	$110.6	$46.4	$207.4	$33.5	$10.0	$59.5	$467.4
Long-term flows:
Sales/new accounts	14.4	0.5	45.8	8.5	0.2	3.6	73.0
Redemptions/terminations	(19.3)	(1.0)	(31.0)	(5.0)	(0.6)	(8.9)	(65.8)
Cash flow/unreinvested dividends	(2.7)	(2.0)	(9.1)	(0.2)	1.1	(4.1)	(17.0)
Net long-term (outflows) inflows	(7.6)	(2.5)	5.7	3.3	0.7	(9.4)	(9.8)
Acquisition	—	—	—	—	—	2.5	2.5
AUM adjustment(3)	—	—	—	—	—	(3.0)	(3.0)
Market appreciation	8.9	4.2	7.8	0.1	0.4	1.7	23.1
Net change	1.3	1.7	13.5	3.4	1.1	(8.2)	12.8
Balance as of December 31, 2016	$111.9	$48.1	$220.9	$36.9	$11.1	$51.3	$480.2

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.

(3)
During the second quarter of 2016, we removed $3.0 billion of Customized Retirement Solutions assets from AUM as our asset management services transitioned to consulting services. In addition, we previously made minor adjustments to reported AUM for reporting methodology changes that do not represent inflows or outflows.

Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services during 2017 and 2016 are as follows:

	Years Ended December 31,
	2017	2016
	(in billions)
Actively Managed
Equity	$0.8	$(7.6)
Fixed Income	14.7	9.0
Other	3.6	(9.5)
	19.1	(8.1)
Passively Managed
Equity	(4.3)	(2.5)
Fixed Income	(1.7)	0.7
Other	0.1	0.1
	(5.9)	(1.7)
Total net long-term inflows	$13.2	$(9.8)

Average assets under management by distribution channel and investment service are as follows:

	Years Ended December 31,			% Change
	2017	2016	2015	2017-16	2016-15
	(in billions)
Distribution Channel:
Institutions	$253.8	$243.4	$242.9	4.3%	0.2%
Retail	177.5	157.7	160.6	12.6	(1.8)
Private Wealth Management	86.7	78.9	77.2	9.8	2.2
Total	$518.0	$480.0	$480.7	7.9	(0.1)

Investment Service:
Equity Actively Managed	$125.6	$109.4	$113.2	14.8	(3.3)
Equity Passively Managed(1)	50.8	46.5	49.3	9.3	(5.7)
Fixed Income Actively Managed – Taxable	236.3	221.5	217.7	6.6	1.8
Fixed Income Actively Managed – Tax-exempt	38.8	36.3	32.6	7.0	11.1
Fixed Income Passively Managed(1)	10.3	11.0	10.1	(6.4)	8.4
Other(2)	56.2	55.3	57.8	1.7	(4.3)
Total	$518.0	$480.0	$480.7	7.9	(0.1)

(1)	Includes index and enhanced index services.

(2)	Includes certain multi-asset solutions and services and certain alternative investments.
During 2017, our Institutional channel average AUM of $253.8 billion increased $10.4 billion, or 4.3%, compared to 2016, primarily due to our Institutional AUM increasing $30.0 billion, or 12.5%, to $269.3 billion over the last twelve months. The $30.0 billion increase in AUM resulted from market appreciation of $26.4 billion and net inflows of $3.6 billion. During 2016, our Institutional channel average AUM of $243.4 billion increased $0.5 billion, or 0.2%, compared to 2015, primarily due to our Institutional AUM increasing $3.1 billion, or 1.3%, to $239.3 billion during 2016. The $3.1 billion increase in AUM primarily resulted from market appreciation of $9.0 billion, offset by net outflows of $5.4 billion.

During 2017, our Retail channel average AUM of $177.5 billion increased $19.8 billion, or 12.6%, compared to 2016, primarily due to our Retail AUM increasing $32.7 billion, or 20.5%, to $192.9 billion over the last twelve months. The $32.7 billion increase in AUM resulted from market appreciation of $23.8 billion and net inflows of $8.9 billion. During 2016, our Retail channel average AUM of $157.7 billion decreased $2.9 billion, or 1.8%, compared to 2015; however, our Retail channel AUM increased $5.8 billion, or 3.8%, to $160.2 billion during 2016. The $5.8 billion increase in AUM for 2016 primarily resulted from market appreciation of $10.5 billion, offset by net outflows of $4.8 billion.
During 2017, our Private Wealth Management channel average AUM of $86.7 billion increased $7.8 billion, or 9.8%, compared to 2016, primarily due to our Private Wealth Management AUM increasing $11.6 billion, or 14.2%, to $92.3 billion over the last twelve months. The $11.6 billion increase in AUM resulted from market appreciation of $10.9 billion and net inflows of $0.7 billion. During 2016, our Private Wealth Management channel average AUM of $78.9 billion increased $1.7 billion, or 2.2%, compared to 2015, primarily due to our Private Wealth Management AUM increasing $3.9 billion, or 5.1%, to $80.7 billion during 2016. The $3.9 billion increase in AUM for 2016 primarily resulted from market appreciation of $3.6 billion and net inflows of $0.4 billion.

Absolute investment composite returns, gross of fees, and relative performance as of December 31, 2017 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year	5-Year

Global High Income - Hedged (fixed income)
Absolute return	9.2%	7.0%	6.3%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	0.8	(0.6)	—
U.S. High Yield (fixed income)
Absolute return	7.0	5.9	6.1
Relative return (vs. Bloomberg Barclays U.S. Corp. High Yield Index)	(0.5)	(0.5)	0.3
Global Plus - Hedged (fixed income)
Absolute return	3.7	3.5	3.6
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	0.6	0.8	0.5
Intermediate Municipal Bonds (fixed income)
Absolute return	3.6	2.2	2.1
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.6	0.7	0.7
U.S. Strategic Core Plus (fixed income)
Absolute return	4.4	3.3	3.0
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	0.8	1.1	0.9
Emerging Market Debt (fixed income)
Absolute return	11.0	7.3	4.1
Relative return (vs. JPM EMBI Global/JPM EMBI)	1.7	0.4	0.3
Emerging Markets Value
Absolute return	29.9	7.8	3.6
Relative return (vs. MSCI EM Index)	(7.4)	(1.3)	(0.8)
Global Strategic Value
Absolute return	22.4	9.1	13.6
Relative return (vs. MSCI ACWI Index)	(1.5)	(0.2)	2.7
U.S. Small & Mid Cap Value
Absolute return	14.0	11.0	15.9
Relative return (vs. Russell 2500 Value Index)	3.6	1.7	2.7

U.S. Strategic Value
Absolute return	14.6	6.1	13.8
Relative return (vs. Russell 1000 Value Index)	1.0	(2.6)	(0.2)
U.S. Small Cap Growth
Absolute return	35.9	13.6	16.4
Relative return (vs. Russell 2000 Growth Index)	13.8	3.3	1.2
U.S. Large Cap Growth
Absolute return	33.0	15.5	19.7
Relative return (vs. Russell 1000 Growth Index)	2.7	1.8	2.4
U.S. Small & Mid Cap Growth
Absolute return	33.5	12.2	15.5
Relative return (vs. Russell 2500 Growth Index)	9.1	1.3	—
Concentrated U.S. Growth
Absolute return	24.6	10.7	16.8
Relative return (vs. S&P 500 Index)	2.7	(0.7)	1.0
Select U.S. Equity
Absolute return	23.4	11.5	16.0
Relative return (vs. S&P 500 Index)	1.5	0.1	0.2
Strategic Equities
Absolute return	20.3	11.1	15.8
Relative return (vs. Russell 3000 Index)	(0.8)	—	0.2
Global Core Equity
Absolute return	26.3	10.6	12.4
Relative return (vs. MSCI ACWI Index)	2.4	1.3	1.6

Consolidated Results of Operations

	Years Ended December 31,			% Change
	2017	2016	2015	2017-16	2016-15
	(in thousands, except per unit amounts)
Net revenues	$3,298,521	$3,028,779	$3,020,727	8.9%	0.3%
Expenses	2,524,611	2,305,614	2,389,628	9.5	(3.5)
Operating income	773,910	723,165	631,099	7.0	14.6
Income taxes	53,110	28,319	44,797	87.5	(36.8)
Net income	720,800	694,846	586,302	3.7	18.5
Net income of consolidated entities attributable to non-controlling interests	58,397	21,488	6,375	171.8	237.1
Net income attributable to AB Unitholders	$662,403	$673,358	$579,927	(1.6)	16.1
Diluted net income per AB Unit	$2.45	$2.47	$2.10	(0.8)	17.6
Distributions per AB Unit	$2.57	$2.15	$2.11	19.5	1.9
Operating margin(1)	21.7%	23.2%	20.7%

(1)	Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.

Net income attributable to AB Unitholders for the year ended December 31, 2017 decreased $11.0 million from the year ended December 31, 2016. The decrease primarily is due to (in millions):

Higher employee compensation and benefits	$(83.7)
Higher other general and administrative expenses	(55.3)
Higher net income of consolidated entities attributable to non-controlling interest	(36.9)
Higher promotion and servicing expenses	(35.4)
Lower Bernstein Research Services revenue	(30.0)
Higher income tax expenses	(24.8)
Lower adjustments to contingent payment arrangements	(20.5)
Higher real estate charges	(19.0)
Higher base advisory fees	204.9
Higher performance-based fees	62.0
Higher distribution revenues	27.7
$(11.0)

Net income attributable to AB Unitholders for the year ended December 31, 2016 increased $93.4 million from the year ended December 31, 2015. The increase primarily was due to (in millions):

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
$93.4
Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which revises revenue recognition criteria for revenue arising from contracts with customers, requires certain costs to obtain and fulfill contracts with customers to be capitalized if they meet certain criteria, and expands disclosure requirements. We adopted this new accounting standard on January 1, 2018 on a modified retrospective basis, recognizing the cumulative effect of initial adoption in Partners’ Capital. Based on our analysis performed to-date, we do not expect any changes in the timing of revenue recognition for our base fees, distribution revenues, shareholder servicing revenues and broker-dealer revenues. However, performance-based fees, which are currently recognized at the end of the applicable measurement period when no risk of reversal remains, and carried-interest distributions received (considered performance-based fees), which are currently recorded as deferred revenues until no risk of reversal remains, may in certain instances be recognized earlier under the new standard, if it is probable that significant reversal of performance-based fees recognized will not occur. Currently, we expect the cumulative effect of initial adoption in partners' capital as of January 1, 2018 to be approximately $35 million. This amount represents carried-interest distributions previously received, net of revenue sharing payments to investment team members, with respect to which it is probable that significant reversal will not occur. Our future financial statements will include additional disclosures as required by ASU 2014-09.

Real Estate Charges

Since 2010, in connection with our workforce reductions and in an effort to reduce our global real estate footprint, we have implemented a global office space consolidation. As a result, we have sub-leased over one million square feet of office space.

During 2015, we recorded pre-tax real estate charges of $1.0 million, resulting from a change in estimates related to previously recorded real estate charges.
During 2016, we recorded pre-tax real estate charges of $17.7 million, resulting from new charges of $22.8 million relating to the further consolidation of office space at our New York offices, offset by changes in estimates related to previously recorded real estate charges of $5.1 million, which reflected the shortening of the lease term of our corporate headquarters from 2029 to 2024.
During 2017, we recorded pre-tax real estate charges of $36.7 million, resulting from new charges of $40.2 million primarily relating to the further consolidation of office space at our New York offices, offset by changes in estimates pertaining to previously recorded real estate charges of $3.5 million.
Units Outstanding
Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2017 expired at the close of business on February 12, 2018. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.
Cash Distributions
We are required to distribute all of our Available Cash Flow, as defined in the AB Partnership Agreement, to our Unitholders and the General Partner. Available Cash Flow typically is the adjusted diluted net income per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. In future periods, management anticipates that Available Cash Flow will continue to be based on adjusted diluted net income per unit, unless management determines, with concurrence of the Board of Directors, that one or more adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation. See Note 2 to our consolidated financial statements contained in Item 8 for a description of Available Cash Flow.
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

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net revenues, US GAAP basis	$3,298,521	$3,028,779	$3,020,727
Adjustments:
Long-term incentive compensation-related investment losses (gains)	(7,937)	(1,175)	1,903
Long-term incentive compensation-related dividends and interest	(1,954)	(1,647)	(1,938)
Distribution-related payments	(420,350)	(371,607)	(393,033)
Amortization of deferred sales commissions	(31,886)	(41,066)	(49,145)
Pass-through fees and expenses	(40,531)	(43,808)	(47,479)
Gain on sale of investment carried at cost	—	(75,273)	—
Gain on sale of software technology	(4,592)	—	—
90% of consolidated venture capital fund investment (gains)	(9,558)	(11,575)	(7,117)
Impact of consolidated company-sponsored funds	(77,697)	(13,314)	—
Adjusted net revenues	$2,704,016	$2,469,314	$2,523,918

Operating income, US GAAP basis	$773,910	$723,165	$631,099
Adjustments:
Long-term incentive compensation-related items	709	720	131
Gain on sale of investment carried at cost	—	(75,273)	—
Gain on sale of software technology	(4,592)	—	—
Real estate charges	36,669	17,704	998
Acquisition-related expenses	2,012	1,057	—
Contingent payment arrangements	(193)	(21,483)	(7,212)
Sub-total of non-GAAP adjustments	34,605	(77,275)	(6,083)
Less: Net income of consolidated entities attributable to non-controlling interests	58,397	21,488	6,375
Adjusted operating income	750,118	624,402	618,641
Adjusted income taxes	56,709	44,559	44,365
Adjusted net income	$693,409	$579,843	$574,276

Diluted net income per AB Unit, GAAP basis	2.45	2.47	2.10
Impact of non-GAAP adjustments	0.12	(0.34)	(0.02)
Adjusted diluted net income per AB Unit	$2.57	$2.13	$2.08

Adjusted operating margin	27.7%	25.3%	24.5%
Adjusted operating income for the year ended December 31, 2017 increased $125.7 million, or 20.1%, from the year ended December 31, 2016, primarily due to higher investment advisory base fees of $207.9 million and higher performance-based fees of $72.4 million, offset by higher employee compensation expenses (excluding the impact of long-term incentive compensation-related items) of $76.7 million, higher general and administrative expenses of $32.2 million, lower Bernstein Research Services revenue of $30.0 million and higher net distribution expenses of $12.0 million. Adjusted operating income for the year ended December 31, 2016 increased $5.8 million, or 0.9%, from the year ended December 31, 2015, primarily due to lower employee compensation expense (excluding the impact of long-term incentive compensation-related items) of $42.1 million, lower promotion and servicing expenses of $14.1 million, higher performance-based fees of $9.1 million and lower general and administrative expenses of $6.9 million, offset by lower investment advisory base fees of $46.4 million, lower Bernstein Research Services revenue of $13.6 million and higher net distribution expenses of $13.1 million.

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
We adjust for the revenue impact of consolidating company-sponsored investment funds by eliminating the consolidated company-sponsored investment funds' revenues and including AB's fees from such consolidated company-sponsored investment funds and AB's investment gains and losses on its investments in such consolidated company-sponsored investment funds that were eliminated in consolidation. In addition, in 2017 we excluded a cumulative realized gain of $4.6 million on the exchange of software technology for an ownership stake in a third party provider of financial market data and trading tools and in 2016 we excluded a realized gain of $75.3 million resulting from the liquidation of an investment in Jasper Wireless Technologies, Inc. ("Jasper"), which was acquired by Cisco Systems, Inc., because these transactions are not part of our core operating results. Lastly, we exclude 90% of the investment gains and losses of our consolidated venture capital fund attributable to non-controlling interests.
Adjusted Operating Income
Adjusted operating income represents operating income on a US GAAP basis excluding (1) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (2) the gain on the sale of our investment in Jasper in 2016, (3) the gain on the sale of software technology during 2017, (4) real estate charges, (5) acquisition-related expenses, (6) adjustments to contingent payment arrangements, and (7) the impact of consolidated company-sponsored investment funds.
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
A realized gain on the liquidation of our Jasper investment during 2016 has been excluded due to its non-recurring nature and because it is not part of our core operating results.
A realized gain on the exchange of software technology for an ownership stake in a third party company during 2017 has been excluded due to its non-recurring nature and because it is not part of our core operating results.

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

We adjusted for the operating income impact of consolidating certain company-sponsored investment funds by eliminating the consolidated company-sponsored funds' revenues and expenses and including AB's revenues and expenses that were eliminated in consolidation. We also excluded the limited partner interests we do not own.

Adjusted Net Income and Adjusted Diluted Net Income per AB Unit
As previously discussed, our quarterly distribution is typically our adjusted diluted net income per unit (which is derived from adjusted net income) for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. Adjusted income taxes, used in calculating adjusted net income, are calculated using the GAAP effective tax rate adjusted for non-GAAP income tax adjustments.
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
Net Revenues
The components of net revenues are as follows:

	Years Ended December 31,			% Change
	2017	2016	2015	2017-16	2016-15
	(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$429,541	$403,503	$421,964	6.5%	(4.4)%
Performance-based fees	45,159	17,394	12,496	159.6	39.2
	474,700	420,897	434,460	12.8	(3.1)
Retail:
Base fees	922,510	805,621	847,246	14.5	(4.9)
Performance-based fees	24,216	3,333	8,807	626.6	(62.2)
	946,726	808,954	856,053	17.0	(5.5)
Private Wealth Management:
Base fees	753,569	691,595	680,881	9.0	1.6
Performance-based fees	25,405	12,025	2,443	111.3	392.2
	778,974	703,620	683,324	10.7	3.0
Total:
Base fees	2,105,620	1,900,719	1,950,091	10.8	(2.5)
Performance-based fees	94,780	32,752	23,746	189.4	37.9
	2,200,400	1,933,471	1,973,837	13.8	(2.0)
Bernstein Research Services	449,919	479,875	493,463	(6.2)	(2.8)
Distribution revenues	412,063	384,405	427,156	7.2	(10.0)
Dividend and interest income	71,162	46,939	24,872	51.6	88.7
Investment gains (losses)	92,102	93,353	3,551	(1.3)	n/m
Other revenues	98,040	99,859	101,169	(1.8)	(1.3)
Total revenues	3,323,686	3,037,902	3,024,048	9.4	0.5
Less: Interest expense	25,165	9,123	3,321	175.8	174.7
Net revenues	$3,298,521	$3,028,779	$3,020,727	8.9	0.3

Investment Advisory and Services Fees
Investment advisory and services fees are the largest component of our revenues. These fees generally are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory and services fees divided by average AUM) generally approximate 40 to 110 basis points for actively-managed equity services, 10 to 75 basis points for actively-managed fixed income services and 2 to 20 basis points for passively-managed services. Average basis points realized for other services range from 5 basis points for certain Institutional asset allocation services to over 100 basis points for certain Retail and Private Wealth Management alternative services. These ranges include all-inclusive fee arrangements (covering investment management, trade execution and other services) for our Private Wealth Management clients.
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
We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 7.1%, 4.1% and 0.7% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.4% of our AUM).
During 2016 and 2017, we received carried interest distributions of $77.8 million, as general partner of our real estate fund. In accordance with our current revenue recognition policies, we did not recognize these carried interest distributions as performance-based fee revenues, instead recording a deferred revenue liability, because the distributions are subject to claw-back provisions. In addition, we have revenue-sharing arrangements whereby certain employees are entitled to a share of carried interest proceeds distributed by certain funds, including the real estate fund. As such, we distributed $42.7 million of these carried interest proceeds to certain real estate fund employees. We have recorded this payment, which, like our carried interest distribution, is subject to claw-back provisions, as an advance to employees and will recognize it as compensation expense in the period in which the applicable revenue is recognized. Currently, we expect the net effect of these items to be included in the cumulative effect of initial adoption of ASU 2014-09 as of January 1, 2018. See Revenue Recognition previously discussed.
Our investment advisory and services fees increased by $266.9 million, or 13.8%, in 2017, primarily due to a $204.9 million, or 10.8%, increase in base fees, which primarily resulted from a 7.9% increase in average AUM and the impact of a shift in distribution channel mix from Institutions to Retail and Private Wealth Management. Also, performance-based fees increased by $62.0 million. Our investment advisory and services fees decreased by $40.4 million, or 2.0%, in 2016, primarily due to a $49.4 million, or 2.5%, decrease in base fees, which primarily resulted from the impact of a shift in product mix from active equity products to active fixed income products, which generally have lower fees. However, our performance-based fees increased $9.0 million from the prior year.

Institutional investment advisory and services fees increased $53.8 million, or 12.8%, in 2017, primarily due to an increase in base fees of $26.0 million, or 6.5%, primarily resulting from a 4.3% increase in average AUM and the impact of a shift in product mix to active equities, which generally have higher fees. In addition, performance-based fees increased by $27.8 million. Institutional investment advisory and services fees decreased $13.6 million, or 3.1%, in 2016, primarily due to an $18.5 million, or 4.4%, decrease in base fees. The decrease in base fees resulted from a shift in product mix from active equities to active fixed income products, which generally have lower fees. However, performance-based fees increased $4.9 million from the prior year.
Retail investment advisory and services fees increased $137.8 million, or 17.0%, in 2017, primarily due to an increase in base fees of $116.9 million, or 14.5%, primarily resulting from a 12.6% increase in average AUM and higher fee rate realization. In addition, performance-based fees increased by $20.9 million. Retail investment advisory and services fees decreased $47.1 million, or 5.5%, in 2016, primarily due to a $41.6 million, or 4.9%, decrease in base fees. The decrease in base fees was due to a decrease in average AUM of 1.8% and the impact of a shift in product mix from non-U.S. global fixed income mutual funds, non-U.S. global equity mutual funds and other products to U.S. tax-exempt mutual funds, which generally have lower fees. Additionally, performance-based fees decreased $5.5 million from the prior year.

Private Wealth Management investment advisory and services fees increased by $75.4 million, or 10.7%, in 2017, due to an increase in base fees of $62.0 million, or 9.0%, primarily resulting from a 9.8% increase in average AUM. In addition, performance-based fees increased $13.4 million. Private Wealth Management investment advisory and services fees increased $20.3 million, or 3.0%, in 2016, due to an increase in base fees of $10.7 million, or 1.6%, resulting from a 2.2% increase in average AUM and a $9.6 million increase in performance-based fees.
Bernstein Research Services
We earn revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate us principally by directing us to execute brokerage transactions on their behalf, for which we earn commissions, and to a lesser extent by paying us directly for research through commission sharing agreements or cash payments.
Revenues from Bernstein Research Services decreased $30.0 million, or 6.2%, in 2017. The decrease was driven by a decline in client activity in the U.S. and a volume mix shift to electronic trading in Europe. The decrease was partially offset by increased client activity in Asia and a weaker U.S. dollar year-over-year. Revenues from Bernstein Research Services decreased $13.6 million, or 2.8%, in 2016, as a result of lower market values and volumes in Europe and Asia and the discontinuation of our Equity Capital Market services.
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
Distribution revenues increased $27.7 million, or 7.2%, in 2017, primarily due to the corresponding average AUM of these mutual funds increasing 11.2%, offset by the impact of a shift in product mix. During 2017, average AUM of A-share mutual funds (which have lower distribution fee rates than B-share and C-share mutual funds) increased 21.5%, while average AUM of B-share and C-share mutual funds decreased by 13.5%. Distribution revenues decreased $42.8 million, or 10.0%, in 2016, while the corresponding average AUM of these mutual funds decreased 8.0%.
Dividend and Interest Income and Interest Expense
Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts. Dividend and interest income, net of interest expense, increased $8.2 million, or 21.6%, in 2017, primarily due to higher dividend and interest income in our consolidated company-sponsored investment funds. Dividend and interest income, net of interest expense, increased $16.3 million, or 75.5%, in 2016, primarily due to the dividends related to our consolidated company-sponsored investment funds of $10.2 million and higher mutual fund dividends of $3.4 million.

Investment Gains (Losses)
Investment gains (losses) consist primarily of realized and unrealized investment gains or losses on: (i) employee long-term incentive compensation-related investments, (ii) U.S. Treasury Bills, (iii) market-making in exchange-traded options and equities, (iv) seed capital investments, (v) derivatives and (vi) investments in our consolidated company-sponsored investment funds. Investment gains (losses) also include equity in earnings of proprietary investments in limited partnership hedge funds that we sponsor and manage.
Investment gains (losses) are as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Long-term incentive compensation-related investments
Realized gains (losses)	$2,214	$1,463	$3,687
Unrealized gains (losses)	5,723	(288)	(5,589)

Consolidated private equity fund investments
Realized gains (losses)
Non-public investments	—	—	1,983
Public securities	—	—	(5,500)
Unrealized gains (losses)
Non-public investments	—	—	1,396
Public securities	—	—	10,028

Investments held by consolidated company-sponsored investment funds
Realized gains (losses)	59,669	(8,482)	—
Unrealized gains (losses)	36,340	28,437	—

Seed capital investments
Realized gains (losses)
Seed capital	24,822	67,778	23,007
Derivatives	(22,395)	(15,207)	11,448
Unrealized gains (losses)
Seed capital	(9,713)	24,976	(34,830)
Derivatives	(1,478)	(311)	3,724

Brokerage-related investments
Realized gains (losses)	(2,796)	(5,057)	(5,653)
Unrealized gains (losses)	(284)	44	(150)
	$92,102	$93,353	$3,551
During 2017, we realized a gain of $4.6 million (included in realized gains of seed capital investments in table above) on the exchange of software technology for an ownership stake in a third party provider of financial market data and trading tools.
During the first quarter of 2016, we sold our investment in Jasper, a company in which we owned a 7.6% equity interest. We expect to receive a total of $85.5 million in cash, subject to final transaction costs and working capital adjustments. During March 2016, the transaction closed and we received $74.8 million in cash, recorded a $10.7 million receivable (of which we have received $10.2 million as of December 31, 2017) for the balance retained in escrow for 18 months and recorded an investment gain of $75.3 million (included in realized gains of seed capital investments in table above).

Other Revenues
Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the general accounts of AXA and its subsidiaries, and other miscellaneous revenues. Other revenues decreased $1.8 million, or 1.8%, in 2017, primarily due to lower shareholder servicing fees, partly offset by higher mutual fund reimbursements. Other revenues decreased $1.3 million, or 1.3%, in 2016, primarily due to lower shareholder servicing fees.
Expenses
The components of expenses are as follows:

	Years Ended December 31,			% Change
	2017	2016	2015	2017-16	2016-15
	(in thousands)
Employee compensation and benefits	$1,313,469	$1,229,721	$1,267,926	6.8%	(3.0)%
Promotion and servicing:
Distribution-related payments	420,350	371,607	393,033	13.1	(5.5)
Amortization of deferred sales commissions	31,886	41,066	49,145	(22.4)	(16.4)
Trade execution, marketing, T&E and other	204,392	208,538	223,415	(2.0)	(6.7)
	656,628	621,211	665,593	5.7	(6.7)
General and administrative:
General and administrative	481,488	426,147	431,635	13.0	(1.3)
Real estate charges	36,669	17,704	998	107.1	n/m
	518,157	443,851	432,633	16.7	2.6
Contingent payment arrangements	267	(20,245)	(5,441)	n/m	272.1
Interest	8,194	4,765	3,119	72.0	52.8
Amortization of intangible assets	27,896	26,311	25,798	6.0	2.0
Total	$2,524,611	$2,305,614	$2,389,628	9.5	(3.5)
Employee Compensation and Benefits
Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).
Compensation expense as a percentage of net revenues was 39.8%, 40.6% and 42.0% for the years ended December 31, 2017, 2016 and 2015, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 7). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 1.1%, 1.1% and 1.3% of adjusted net revenues for 2017, 2016 and 2015, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted net revenues were 47.1%, 48.5% and 48.9%, respectively, for the years ended December 31, 2017, 2016 and 2015.

In 2017, employee compensation and benefits expense increased $83.7 million, or 6.8%, primarily due to higher incentive compensation of $68.4 million, higher base compensation of $5.4 million, which primarily resulted from higher severance, higher commissions of $4.8 million and higher fringes of $4.1 million. In 2016, employee compensation and benefits expense decreased $38.2 million, or 3.0%, primarily due to lower incentive compensation of $33.6 million, lower fringes/other of $8.0 million and lower commissions of $6.4 million, partially offset by higher base compensation of $9.8 million reflecting higher severance costs.
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
Promotion and servicing expenses increased $35.4 million, or 5.7%, in 2017. The increase primarily was due to higher distribution-related payments of $48.7 million, offset by lower amortization of deferred sales commissions of $9.2 million, lower travel and entertainment costs of $2.6 million and lower transfer fees of $2.1 million. Promotion and servicing expenses decreased $44.4 million, or 6.7%, in 2016. The decrease primarily was due to lower distribution-related payments of $21.4 million, lower amortization of deferred sales commissions of $8.1 million, lower travel and entertainment expenses of $6.3 million, lower marketing expenses of $5.1 million and lower transfer fees of $4.8 million.
General and Administrative
General and administrative expenses include portfolio services expenses, technology expenses, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 15.7% (14.6% excluding real estate charges), 14.7% (14.1% excluding real estate charges) and 14.3% for the years ended December 31, 2017, 2016 and 2015, respectively. General and administrative expenses increased $74.3 million, or 16.7%, during 2017, primarily due to higher expenses related to our consolidated company-sponsored investment funds of $25.5 million, the vendor termination accrual of $19.7 million we describe below, higher real estate charges of $19.0 million and higher professional fees of $6.5 million. General and administrative expenses increased $11.2 million, or 2.6%, in 2016, primarily due to higher real estate charges of $16.7 million, offset by lower professional fees of $6.3 million.
During the third quarter of 2017, we recorded a $19.7 million reserve for a payment we expect to make to a third-party vendor as a result of the early termination of an outsourcing contract relating to our trade settlement and reconciliation processes. We intend to transition these processes back to AB from our vendor within the next two years. As a result of this transition, we expect to incur $2 million in additional transitional costs in 2018 and realize ongoing annual savings of approximately $11 million in general and administrative expenses beginning in 2019.

Contingent Payment Arrangements
Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. The expense of $0.3 million for 2017 reflects accretion expenses of $0.5 million, offset by a change in estimate of the contingent consideration payable relating to our 2010 acquisition of $0.2 million. The credit to operating expenses of $20.2 million in 2016 reflects changes in estimates of contingent consideration payable of $21.5 million relating to our 2013 and 2010 acquisitions, offset by the accretion expense of $1.3 million. The credit to operating expenses of $5.4 million in 2015 reflects changes in estimate of the contingent consideration payable relating to our 2014 and 2010 acquisitions of $7.2 million recorded in the fourth quarter of 2015, offset by the accretion expense of $1.8 million.
Interest
Interest expense increased 72.0% and 52.8% in 2017 and 2016, respectively, reflecting higher weighted average interest rates on commercial paper borrowings and higher average daily borrowings of commercial paper. Average daily borrowings of commercial paper during 2017, 2016 and 2015 were $482.2 million, $422.9 million and $387.9 million, respectively, with weighted average interest rates of 1.2%, 0.6% and 0.3%, respectively.

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
We determined reasonable estimates for certain effects of the Tax Cuts and Jobs Act (“2017 Tax Act”) enacted on December 22, 2017 and recorded those estimates as provisional amounts in our 2017 financial statements. In accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”), the adjustments to deferred tax assets and liabilities and the liability related to the transition tax are provisional amounts estimated based on information available as of December 31, 2017. These amounts are subject to change as we obtain information necessary to complete the calculations. We will recognize any changes to the provisional amounts as we refine our estimates and as the tax authorities issue further guidance and interpretations of the 2017 Tax Act.

The major provisions of the 2017 Tax Act that had, or could have, a significant impact on our income tax balance sheet and income statement accounts are as follows:

•
We recorded an approximate $22.5 million charge to our 2017 income tax expense to account for deemed repatriation of foreign earnings. The determination of the transition tax requires further analysis regarding the amount and composition of our historical foreign earnings.

•
We recorded an approximate $3.3 million charge to our 2017 income tax expense to reduce our deferred tax assets due to lower future corporate tax rates. We will recognize any changes to the provisional amounts as we refine our estimates of our cumulative temporary differences.

•
We are currently analyzing the possible impact on us of the tax on global intangible low-taxed income (“GILTI”), if any. The GILTI tax is effective in 2018; as such, we have not recorded any amounts in our 2017 financial statements for the GILTI provision.

Income tax expense increased $24.8 million, or 87.5%, in 2017 compared to 2016. The increase is due to a higher effective tax rate in 2017 of 6.9%, compared to 3.9% in 2016, and higher pre-tax income. The significant increase in our effective tax rate was driven by the deemed repatriation tax on foreign earnings, the tax associated with the remeasurement of deferred tax items, and the unfavorable mix of earnings across the AB tax filing groups.
Income tax expense decreased $16.5 million, or 36.8%, in 2016 compared to 2015 primarily due to a lower effective tax rate in 2016 of 3.9% compared to 7.1% in 2015, offset by higher pre-tax income. The significant decrease in our effective tax rate was driven by a fourth quarter 2016 change in estimate made to our income tax liability relating to the third quarter 2016 revision to income taxes ($13.3 million) and a reversal of a deferred tax liability relating to foreign translation adjustments ($8.2 million).
Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests
Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. In 2017, we had $58.4 million of net gains of consolidated entities attributable to non-controlling interests, primarily due to gains on investments held by our consolidated company-sponsored investment funds. In 2016, we had $21.5 million of net income of consolidated entities attributable to non-controlling interests, primarily due to gains on investments held by our consolidated company-sponsored investment funds. In 2015, we had $6.4 million of net income of consolidated entities attributable to non-controlling interests, primarily due to a $7.9 million net investment gain attributable to our consolidated venture capital fund (of which 90% belongs to non-controlling interests) and management fees of $1.2 million.
Capital Resources and Liquidity
During 2017, net cash provided by operating activities was $645.5 million, compared to $1.5 billion during 2016. The change primarily was due to a decrease in net activity of our consolidated company-sponsored investment funds of $491.7 million, a decrease in broker-dealer payables (net of receivable and segregated U.S. Treasury Bills activity) of $376.3 million and lower net redemptions of seed capital and higher net purchases of broker-dealer investments of $162.3 million, offset by an increase in cash provided by net income of $86.5 million. During 2016, net cash provided by operating activities was $1.5 billion, compared to $667.2 million during 2015. The change primarily was due to a significant increase in broker-dealer related payables, net of receivables and segregated U.S. Treasury Bills activity of $403.9 million, the impact of the consolidation of company-sponsored investment funds of $270.3 million and higher seed capital net redemptions, offset by higher net broker-dealer purchases of $104.6 million.
During 2017, net cash used in investing activities was $39.3 million, compared to $59.4 million during 2016. The change primarily reflects $20.5 million spent in 2016 to purchase a business. During 2016, net cash used in investing activities was $59.4 million, compared to $26.1 million during 2015. The increase primarily resulted from the $20.5 million used to purchase a business and higher purchases of furniture, equipment and leasehold improvements of $6.5 million.
During 2017, net cash used in financing activities was $623.9 million, compared to $1.1 billion during 2016. The change reflects the net purchases of non-controlling interests of consolidated company-sponsored investment funds in 2017 as compared to net redemptions of consolidated company-sponsored investment funds in 2016 (impact of $296.0 million), a net increase in overdrafts payable of $147.9 million, proceeds from bank loans of $75.0 million and lower net repayments of commercial paper of $43.5 million, offset by higher distributions to the General Partner and Unitholders of $106.6 million. During 2016, net cash used in financing activities was $1.1 billion, compared to $644.7 million during 2015. The change reflects the net repayment of commercial paper in 2016 as compared to the net issuance of commercial paper in 2015 (impact of $165.9 million), a decrease in overdrafts payable of $164.1 million, redemptions of non-controlling interests in consolidated company-sponsored investments funds of $137.4 million and higher repurchases of AB Holding Units of $22.4 million, offset by lower distributions to the General Partner and Unitholders of $60.3 million as a result of lower earnings (distributions on earnings are paid one quarter in arrears).
As of December 31, 2017, AB had $671.9 million of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which are available for liquidity, but consist primarily of cash on deposit for our broker-dealers to comply with various customer clearing activities, and cash held by foreign subsidiaries of $469.9 million.
Debt and Credit Facilities
As of December 31, 2017 and 2016, AB had $491.8 million and $513.0 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 1.6% and 0.9%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during 2017 and 2016 were $482.2 million and $422.9 million, respectively, with weighted average interest rates of approximately 1.2% and 0.6% respectively.
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
The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2017, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments would automatically terminate.
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
As of December 31, 2017 and 2016, we had no amounts outstanding under the Credit Facility. During 2017 and 2016, we did not draw upon the Credit Facility.

On December 1, 2016, AB entered into a $200.0 million, unsecured 364-day senior revolving credit facility (the “Revolver”) with a leading international bank and the other lending institutions that may be party thereto. On November 29, 2017, as part of an amendment and restatement, the maturity date of the Revolver was extended from November 29, 2017 to November 28, 2018. There were no other significant changes included in the amendment. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants which are identical to those of the Credit Facility. As of December 31, 2017, we had $75.0 million outstanding under the Revolver with an interest rate of 2.4%. As of December 31, 2016, we had no amounts outstanding under the Revolver. Average daily borrowings for 2017 and 2016 were $21.4 million and $7.3 million, respectively, with a weighted average interest rates of 2.0% and 1.6%, respectively.
In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $175.0 million, with AB named as an additional borrower, while the other line has no stated limit. As of December 31, 2017 and 2016, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during 2017 and 2016 were $4.5 million and $4.4 million, respectively, with weighted average interest rates of approximately 1.4% and 1.1%, respectively.
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
AB maintains guarantees in connection with the Credit Facility and Revolver. If SCB LLC is unable to meet its obligations, AB will pay the obligations when due or on demand. In addition, AB maintains guarantees totaling $375 million for SCB LLC’s three uncommitted lines of credit.
AB maintains a guarantee with a commercial bank, under which we guarantee the obligations in the ordinary course of business of each of SCB LLC, our U.K.-based broker-dealer and our Cayman subsidiary. We also maintain three additional guarantees with other commercial banks under which we guarantee approximately $410 million of obligations for our U.K.-based broker-dealer. In the event that any of these three entities is unable to meet its obligations, AB will pay the obligations when due or on demand.
We also have two smaller guarantees with a commercial bank totaling approximately $1.6 million, under which we guarantee certain obligations in the ordinary course of business of one of our foreign subsidiaries.
We have not been required to perform under any of the above agreements and currently have no liability in connection with these agreements.

Aggregate Contractual Obligations
Our contractual obligations as of December 31, 2017 are as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Commercial paper	$565.7	$565.7	$—	$—	$—
Operating leases, net of sublease commitments	542.2	87.4	159.6	139.9	155.3
Funding commitments	22.0	9.3	5.6	3.0	4.1
Accrued compensation and benefits	246.1	154.3	45.2	19.5	27.1
Unrecognized tax benefits	8.5	4.6	—	1.1	2.8
Total	$1,384.5	$821.3	$210.4	$163.5	$189.3
During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of December 31, 2017, we had funded $22.4 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $28.0 million, as amended in 2015, in the Real Estate Fund II. As of December 31, 2017, we had funded $10.4 million of this commitment.
During 2012, we entered into an investment agreement under which we committed to invest up to $8.0 million in an oil and gas fund over a three-year period. As of December 31, 2017, we had funded $6.2 million of this commitment.
Accrued compensation and benefits amounts in the table above exclude our accrued pension obligation. Offsetting our accrued compensation obligations are long-term incentive compensation-related investments and money market investments we funded totaling $71.5 million, which are included in our consolidated statement of financial condition. Any amounts reflected on the consolidated statement of financial condition as payables (to broker-dealers, brokerage clients and company-sponsored mutual funds) and accounts payable and accrued expenses are excluded from the table above.
We expect to make contributions to our qualified profit sharing plan of approximately $14 million in each of the next four years. We currently estimate that we will contribute $5 million to the Retirement Plan during 2018.
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
Goodwill
As of December 31, 2017, we had goodwill of $3.1 billion on the consolidated statement of financial condition. We have determined that AB has only one reporting segment and reporting unit. We test our goodwill annually, as of September 30, for impairment. As of September 30, 2017, the impairment test indicated that goodwill was not impaired. The carrying value of goodwill is also reviewed if facts and circumstances occur that suggest possible impairment, such as significant declines in AUM, revenues, earnings or the price of an AB Holding Unit.
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
Real Estate Charges
Since 2010, in connection with our workforce reductions and in an effort to reduce our global real estate footprint, we have implemented a global office space consolidation. As a result, we have sub-leased over one million square feet of office space.
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

•
Our 2020 Margin Target: While our 2020 Margin Target is presented with numerical specificity, and we believe the target to be reasonable as of the date of this report, the uncertainties surrounding the assumptions on which the 2020 Margin Target is based create a significant risk that these assumptions may not be realized. These assumptions include:

•	the levels of positive net flows into our investment services;

•	the level of growth (in terms of additional AUM) in our alternatives product business;

•
the rate of increase in our fixed costs due to inflation and similar factors, the transitional costs related to our relocation strategy and the timing of such costs, the success we have in achieving planned new cost reductions (including those relating to our relocation strategy) and the timing of such cost reductions, and the investments we make in our business; and

•	general conditions of the markets in which our business operates, including modest continued appreciation in both equity and fixed income total investment returns.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

AB Holding

Market Risk, Risk Management and Derivative Financial Instruments

AB Holding’s sole investment is AB Units. AB Holding did not own, nor was it a party to, any derivative financial instruments during the years ended December 31, 2017, 2016 and 2015.

AB
Market Risk, Risk Management and Derivative Financial Instruments
Our investments consist of trading, available-for-sale investments and other investments. Trading and available-for-sale investments include U.S. Treasury Bills, mutual funds, exchange-traded options and various separately-managed portfolios consisting of equity and fixed income securities. Trading investments are purchased for short-term investment, principally to fund liabilities related to long-term incentive compensation plans and to seed new investment services. Although available-for-sale investments are purchased for long-term investment, the portfolio strategy considers them available-for-sale from time to time due to changes in market interest rates, equity prices and other relevant factors. Other investments include investments in hedge funds we sponsor and other private equity investment vehicles.
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
Trading and Non-Trading Market Risk Sensitive Instruments
Investments with Interest Rate Risk—Fair Value
The table below provides our potential exposure with respect to our fixed income investments, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing as of December 31, 2017 and 2016. Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent our view of future market movements. While these fair value measurements provide a representation of interest rate sensitivity of our investments in fixed income mutual funds and fixed income hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2017		2016
	Fair Value	Effect of +100 Basis Point Change	Fair Value	Effect of +100 Basis Point Change
	(in thousands)
Fixed Income Investments:
Trading	$136,980	$(8,986)	$120,529	$(7,846)
Available-for-sale	22	(1)	22	(1)

Investments with Equity Price Risk—Fair Value
Our investments also include investments in equity securities, mutual funds and hedge funds. The following table provides our potential exposure with respect to our equity investments, measured in terms of fair value, to an immediate 10% drop in equity prices from those prevailing as of December 31, 2017 and 2016. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent our view of future market movements. While these fair value measurements provide a representation of equity price sensitivity of our investments in equity securities, mutual funds and hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31,
	2017		2016
	Fair Value	Effect of -10% Equity Price Change	Fair Value	Effect of -10% Equity Price Change
	(in thousands)
Equity Investments:
Trading	$214,095	$(21,410)	$180,330	$(18,033)
Available-for-sale and other investments	92,492	(9,249)	163,450	(16,345)

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the General Partner and Unitholders of
AllianceBernstein Holding L.P.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of AllianceBernstein Holding L.P.. as of December 31, 2017 and 2016, and the related statements of income, comprehensive income, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, appearing under Item 9A in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 13, 2018

We have served as the Company’s auditor since 2006.

AllianceBernstein Holding L.P.

Statements of Financial Condition

	December 31,
	2017	2016
	(in thousands, except unit amounts)
ASSETS
Investment in AB	$1,544,704	$1,540,508
Total assets	$1,544,704	$1,540,508
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$1,154	$619
Total liabilities	1,154	619
Commitments and contingencies (See Note 7)
Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,411	1,405
Limited partners: 96,361,989 and 96,552,190 limited partnership units issued and outstanding	1,590,776	1,592,240
AB Holding Units held by AB to fund long-term incentive compensation plans	(15,174)	(11,731)
Accumulated other comprehensive loss	(33,463)	(42,025)
Total partners’ capital	1,543,550	1,539,889
Total liabilities and partners’ capital	$1,544,704	$1,540,508

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Income

	Years Ended December 31,
	2017	2016	2015
	(in thousands, except per unit amounts)
Equity in net income attributable to AB Unitholders	$232,393	$239,389	$210,084

Income taxes	24,971	22,803	24,320

Net income	$207,422	$216,586	$185,764

Net income per unit:

Basic	$2.19	$2.24	$1.87
Diluted	$2.19	$2.23	$1.86

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Comprehensive Income

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net income	$207,422	$216,586	$185,764
Other comprehensive income (loss):
Foreign currency translation adjustments, before reclassification and tax	9,671	(6,697)	(5,508)
Less: reclassification adjustment for (losses) gains included in net income upon liquidation	—	(2)	561
Foreign currency translation adjustments, before tax	9,671	(6,695)	(6,069)
Income tax benefit	3	56	11
Foreign currency translation adjustments, net of tax	9,674	(6,639)	(6,058)
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during period	2	4	(132)
Less: reclassification adjustments for (losses) gains included in net income	—	(2)	457
Changes in unrealized gains (losses) on investments	2	6	(589)
Income tax benefit	2	—	256
Unrealized gains (losses) on investments, net of tax	4	6	(333)
Changes in employee benefit related items:
Amortization of prior service cost	9	40	(326)
Recognized actuarial (loss) gain	(1,115)	(737)	1,264
Changes in employee benefit related items	(1,106)	(697)	938
Income tax (expense)	(10)	(12)	(61)
Employee benefit related items, net of tax	(1,116)	(709)	877
Other comprehensive income (loss)	8,562	(7,342)	(5,514)
Comprehensive income	$215,984	$209,244	$180,250
See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Changes in Partners’ Capital

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
General Partner’s Capital
Balance, beginning of year	$1,405	$1,357	$1,363
Net income	219	223	187
Cash distributions to Unitholders	(213)	(175)	(193)
Balance, end of year	1,411	1,405	1,357
Limited Partners’ Capital
Balance, beginning of year	1,592,240	1,619,841	1,657,165
Net income	207,203	216,363	185,577
Cash distributions to Unitholders	(202,175)	(169,556)	(192,106)
Retirement of AB Holding Units	(162,206)	(184,336)	(155,073)
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	135,604	103,820	115,045
Exercise of compensatory options to buy AB Holding Units	20,110	6,108	9,233
Balance, end of year	1,590,776	1,592,240	1,619,841
AB Holding Units held by AB to fund long-term incentive compensation plans
Balance, beginning of year	(11,731)	(10,669)	(13,280)
AB Holding Units held by AB to fund long-term incentive compensation plans	(3,443)	(1,062)	2,611
Balance, end of year	(15,174)	(11,731)	(10,669)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(42,025)	(34,683)	(29,169)
Unrealized gain (loss) on investments, net of tax	4	6	(333)
Foreign currency translation adjustment, net of tax	9,674	(6,639)	(6,058)
Changes in employee benefit related items, net of tax	(1,116)	(709)	877
Balance, end of year	(33,463)	(42,025)	(34,683)
Total Partners’ Capital	$1,543,550	$1,539,889	$1,575,846

See Accompanying Notes to Financial Statements.

AllianceBernstein Holding L.P.

Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$207,422	$216,586	$185,764
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(232,393)	(239,389)	(210,084)
Cash distributions received from AB	226,846	191,989	217,065
Changes in assets and liabilities:
Decrease in other assets	—	—	152
Increase (decrease) in other liabilities	535	345	(108)
Net cash provided by operating activities	202,410	169,531	192,789

Cash flows from investing activities:
Investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units	(20,110)	(6,108)	(9,233)
Net cash used in investing activities	(20,110)	(6,108)	(9,233)

Cash flows from financing activities:
Cash distributions to Unitholders	(202,388)	(169,731)	(192,299)
Capital contributions (to) from AB	(22)	200	(490)
Proceeds from exercise of compensatory options to buy AB Holding Units	20,110	6,108	9,233
Net cash used in financing activities	(182,300)	(163,423)	(183,556)

Change in cash and cash equivalents	—	—	—
Cash and cash equivalents as of beginning of the year	—	—	—
Cash and cash equivalents as of end of the year	$—	$—	$—

Cash paid:
Income taxes	$24,436	$22,456	$24,276

Non-cash investing activities:
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	135,604	103,820	115,045
Retirement of AB Holding Units	(162,206)	(184,336)	(155,073)

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

As of December 31, 2017, AXA, a société anonyme organized under the laws of France and the holding company for the AXA Group, a worldwide leader in financial protection, through certain of its subsidiaries (“AXA and its subsidiaries”) owns approximately 3.9% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of December 31, 2017, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, is as follows:

AXA and its subsidiaries	63.3%
AB Holding	35.5
Unaffiliated holders	1.2
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries have an approximate 64.7% economic interest in AB as of December 31, 2017.

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

Cash Distributions

AB Holding is required to distribute all of its Available Cash Flow, as defined in the Amended and Restated Agreement of Limited Partnership of AB Holding (“AB Holding Partnership Agreement”), to its Unitholders pro rata in accordance with their percentage interests in AB Holding. Available Cash Flow is defined as the cash distributions AB Holding receives from AB minus such amounts as the General Partner determines, in its sole discretion, should be retained by AB Holding for use in its business (such as the payment of taxes) or plus such amounts as the General Partner determines, in its sole discretion, should be released from previously retained cash flow.

On February 13, 2018, the General Partner declared a distribution of $0.84 per unit, representing a distribution of Available Cash Flow for the three months ended December 31, 2017. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on March 8, 2018 to holders of record at the close of business on February 23, 2018.

Total cash distributions per Unit paid to Unitholders during 2017, 2016 and 2015 were $2.13, $1.75 and $1.93, respectively.

Long-term Incentive Compensation Plans

AB maintains several unfunded, non-qualified long-term incentive compensation plans, under which the company grants awards of restricted AB Holding Units to its employees and members of the Board of Directors, who are not employed by AB or by any of AB’s affiliates (“Eligible Directors”).

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

During 2017 and 2016, AB purchased 9.3 million and 10.5 million AB Holding Units for $220.2 million and $236.6 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 5.2 million and 7.9 million AB Holding Units for $117.1 million and $176.1 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the U.S. Securities and Exchange Commission (“SEC”) as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2017 expired at the close of business on February 12, 2018. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During 2017, AB granted to employees and Eligible Directors 8.3 million restricted AB Holding Units (including 6.1 million granted in December for 2017 year-end awards). During 2016, AB granted to employees and Eligible Directors 7.0 million restricted AB Holding Units (including 6.1 million granted in December for 2016 year-end awards).

During 2017 and 2016, AB Holding issued 1.2 million and 0.4 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $20.1 million and $6.1 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

3. Net Income Per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each year. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income - diluted”) and dividing by the diluted weighted average number of units outstanding for each year.

	Years Ended December 31,
	2017	2016	2015
	(in thousands, except per unit amounts)
Net income - basic	$207,422	$216,586	$185,764
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	680	878	1,383
Net income - diluted	$208,102	$217,464	$187,147

Weighted average units outstanding - basic	94,733	96,834	99,475
Dilutive effect of compensatory options	430	554	1,037
Weighted average units outstanding - diluted	95,163	97,388	100,512

Basic net income per unit	$2.19	$2.24	$1.87
Diluted net income per unit	$2.19	$2.23	$1.86

We excluded 1,970,741 options in 2017, 2,873,106 options in 2016 and 2,409,499 options in 2015, from the diluted net income per unit computation due to their anti-dilutive effect.

4. Investment in AB

Changes in AB Holding’s investment in AB for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
	(in thousands)
Investment in AB as of January 1,	$1,540,508	$1,576,120
Equity in net income attributable to AB Unitholders	232,393	239,389
Changes in accumulated other comprehensive income (loss)	8,562	(7,342)
Cash distributions received from AB	(226,846)	(191,989)
Additional investments with proceeds from exercises of compensatory options to buy AB Holding Units, net	20,110	6,108
Capital contributions to (from) AB	22	(200)
AB Holding Units retired	(162,206)	(184,336)
AB Holding Units issued to fund long-term incentive compensation plans	135,604	103,820
Change in AB Holding Units held by AB for long-term incentive compensation plans	(3,443)	(1,062)
Investment in AB as of December 31,	$1,544,704	$1,540,508

5. Units Outstanding

Changes in AB Holding Units outstanding for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Outstanding as of January 1,	96,652,190	100,044,485
Options exercised	1,179,860	358,262
Units issued	5,546,695	4,455,944
Units retired	(6,916,756)	(8,206,501)
Outstanding as of December 31,	96,461,989	96,652,190

6. Income Taxes

AB Holding is a “grandfathered” publicly-traded partnership ("PTP") for federal tax purposes and, accordingly, is not subject to federal or state corporate income taxes. However, AB Holding is subject to the 4.0% New York City unincorporated business tax (“UBT”), net of credits for UBT paid by AB, and to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business. AB Holding’s partnership gross income is derived from its interest in AB. The Tax Cuts and Job Act enacted on December 22, 2017 did not impact AB Holding's 2017 income tax expense.

The principal reasons for the difference between AB Holding’s effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31,
	2017		2016		2015
	(in thousands)
UBT statutory rate	$9,296	4.0%	$9,576	4.0%	$8,403	4.0%
Federal tax on partnership gross business income	24,520	10.5	22,342	9.3	23,845	11.4
State income taxes	451	0.2	461	0.2	475	0.2
Credit for UBT paid by AB	(9,296)	(4.0)	(9,576)	(4.0)	(8,403)	(4.0)
Income tax expense and effective tax rate	$24,971	10.7	$22,803	9.5	$24,320	11.6

AB Holding’s federal income tax is computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding Units in AB’s consolidated rabbi trust are not considered outstanding for purposes of calculating AB Holding’s ownership interest in AB.

	Years Ended December 31,			% Change
	2017	2016	2015	2017-16	2016-15
	(in thousands)
Net income attributable to AB Unitholders	$662,403	$673,358	$579,927	(1.6)%	16.1%
Multiplied by: weighted average equity ownership interest	35.1%	35.6%	36.2%
Equity in net income attributable to AB Unitholders	$232,393	$239,389	$210,084	(2.9)	13.9

AB qualifying revenues	$2,407,212	$2,143,858	$2,214,077	12.3	(3.2)
Multiplied by: weighted average equity ownership interest for calculating tax	29.1%	29.8%	30.8%
Multiplied by: federal tax	3.5%	3.5%	3.5%
Federal income taxes	24,520	22,342	23,845
State income taxes	451	461	475
Total income taxes	$24,971	$22,803	$24,320	9.5	(6.2)

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

We recognize the effects of a tax position in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based on its technical merits and their applicability to the facts and circumstances of the tax position. In making this assessment, we assume that the taxing authority will examine the tax position and have full knowledge of all relevant information. Accordingly, we have no liability for unrecognized tax benefits as of December 31, 2017 and 2016. A liability for unrecognized tax benefits, if required, would be recorded in income tax expense and affect the company’s effective tax rate.

As of December 31, 2017, AB Holding is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2014.

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

8. Quarterly Financial Data (Unaudited)

	Quarters Ended 2017
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)
Equity in net income attributable to AB Unitholders	$85,725	$49,055	$47,947	$49,666
Net income	$78,593	$43,178	$41,741	$43,910
Basic net income per unit(1)	$0.84	$0.46	$0.43	$0.46
Diluted net income per unit(1)	$0.84	$0.46	$0.43	$0.46
Cash distributions per unit(2)(3)	$0.84	$0.51	$0.49	$0.46

	Quarters Ended 2016
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)
Equity in net income attributable to AB Unitholders	$78,630	$55,925	$44,657	$60,177
Net income	$72,664	$50,258	$39,072	$54,592
Basic net income per unit(1)	$0.77	$0.52	$0.40	$0.55
Diluted net income per unit(1)	$0.77	$0.52	$0.40	$0.55
Cash distributions per unit(2)(3)	$0.67	$0.45	$0.40	$0.40
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
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of AllianceBernstein L.P. and its subsidiaries as of December 31, 2017 and 2016 and the related consolidated statements of income, comprehensive income, change in partners’ capital and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, appearing under Item 9A in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 13, 2018

We have served as the Company’s auditor since 2006.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2017	2016
	(in thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$671,930	$656,985
Cash and securities segregated, at fair value (cost $816,350 and $946,093)	816,350	946,097
Receivables, net:
Brokers and dealers	199,690	263,621
Brokerage clients	1,647,059	1,513,656
AB funds fees	212,115	238,062
Other fees	124,164	104,376
Investments:
Long-term incentive compensation-related	66,034	67,761
Other	377,555	373,344
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	326,518	337,525
Investments	1,246,283	570,876
Other assets	35,397	48,480
Furniture, equipment and leasehold improvements, net	157,569	159,564
Goodwill	3,066,700	3,066,700
Intangible assets, net	105,784	134,606
Deferred sales commissions, net	30,126	63,890
Other assets	211,893	195,615
Total assets	$9,295,167	$8,741,158

LIABILITIES AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$237,861	$239,578
Securities sold not yet purchased	29,961	40,944
Brokerage clients	2,229,371	2,360,481
AB mutual funds	82,967	150,939
Accounts payable and accrued expenses	515,660	430,569
Liabilities of consolidated company-sponsored investment funds	698,101	293,510
Accrued compensation and benefits	270,610	251,019
Debt	565,745	512,970
Total liabilities	4,630,276	4,280,010
Commitments and contingencies (See Note 13)
Redeemable non-controlling interest	601,587	392,959
Capital:
General Partner	41,221	41,100
Limited partners: 268,659,333 and 268,893,534 units issued and outstanding	4,168,841	4,154,810
Receivables from affiliates	(11,494)	(12,830)
AB Holding Units held for long-term incentive compensation plans	(42,688)	(32,967)
Accumulated other comprehensive loss	(94,140)	(118,096)

Partners’ capital attributable to AB Unitholders	4,061,740	4,032,017
Non-redeemable non-controlling interests in consolidated entities	1,564	36,172
Total capital	4,063,304	4,068,189
Total liabilities and capital	$9,295,167	$8,741,158

See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries
Consolidated Statements of Income

	Years Ended December 31,
	2017	2016	2015
	(in thousands, except per unit amounts)
Revenues:
Investment advisory and services fees	$2,200,400	$1,933,471	$1,973,837
Bernstein research services	449,919	479,875	493,463
Distribution revenues	412,063	384,405	427,156
Dividend and interest income	71,162	46,939	24,872
Investment gains (losses)	92,102	93,353	3,551
Other revenues	98,040	99,859	101,169
Total revenues	3,323,686	3,037,902	3,024,048
Less: Interest expense	25,165	9,123	3,321
Net revenues	3,298,521	3,028,779	3,020,727

Expenses:
Employee compensation and benefits	1,313,469	1,229,721	1,267,926
Promotion and servicing:
Distribution-related payments	420,350	371,607	393,033
Amortization of deferred sales commissions	31,886	41,066	49,145
Trade execution, marketing, T&E and other	204,392	208,538	223,415
General and administrative:
General and administrative	481,488	426,147	431,635
Real estate charges	36,669	17,704	998
Contingent payment arrangements	267	(20,245)	(5,441)
Interest on borrowings	8,194	4,765	3,119
Amortization of intangible assets	27,896	26,311	25,798
Total expenses	2,524,611	2,305,614	2,389,628

Operating income	773,910	723,165	631,099

Income tax	53,110	28,319	44,797

Net income	720,800	694,846	586,302

Net income of consolidated entities attributable to non-controlling interests	58,397	21,488	6,375

Net income attributable to AB Unitholders	$662,403	$673,358	$579,927

Net income per AB Unit:
Basic	$2.46	$2.48	$2.11
Diluted	$2.45	$2.47	$2.10
See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net income	$720,800	$694,846	$586,302
Other comprehensive (loss) income:
Foreign currency translation adjustments, before reclassification and tax:	28,123	(19,849)	(15,396)
Less: reclassification adjustment for (losses) gains included in net income upon liquidation	—	(6)	1,542
Foreign currency translation adjustments, before tax	28,123	(19,843)	(16,938)
Income tax expense	—	—	—
Foreign currency translation adjustments, net of tax	28,123	(19,843)	(16,938)
Unrealized gains (losses) on investments:
Unrealized gains (losses) arising during period	6	10	(357)
Less: reclassification adjustment for (losses) gains included in net income	—	(6)	1,256
Changes in unrealized gains (losses) on investments	6	16	(1,613)
Income tax benefit (expense)	3	(7)	701
Unrealized gains (losses) on investments, net of tax	9	9	(912)
Changes in employee benefit related items:
Amortization of prior service cost	24	93	(895)
Recognized actuarial (loss) gain	(3,190)	(3,043)	3,267
Changes in employee benefit related items	(3,166)	(2,950)	2,372
Income tax expense	(27)	(22)	(165)
Employee benefit related items, net of tax	(3,193)	(2,972)	2,207
Other comprehensive gain (loss)	24,939	(22,806)	(15,643)
Less: Comprehensive income in consolidated entities attributable to non-controlling interests	59,379	21,426	6,242
Comprehensive income attributable to AB Unitholders	$686,360	$650,614	$564,417
See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries
Consolidated Statements of Changes in Partners’ Capital

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
General Partner’s Capital
Balance, beginning of year	$41,100	$40,498	$41,071
Net income	6,624	6,733	5,799
Cash distributions to General Partner	(6,449)	(5,384)	(5,986)
Long-term incentive compensation plans activity	211	58	14
(Retirement) issuance of AB Units, net	(266)	(805)	(400)
Other	1	—	—
Balance, end of year	41,221	41,100	40,498
Limited Partners' Capital
Balance, beginning of year	4,154,810	4,091,433	4,145,926
Net income	655,779	666,625	574,128
Cash distributions to Unitholders	(637,690)	(532,180)	(591,886)
Long-term incentive compensation plans activity	20,859	5,802	1,598
(Retirement) issuance of AB Units, net	(27,339)	(80,084)	(40,433)
Other	2,422	3,214	2,100
Balance, end of year	4,168,841	4,154,810	4,091,433
Receivables from Affiliates
Balance, beginning of year	(12,830)	(14,498)	(16,359)
Capital contributions from General Partner	344	1,200	1,551
Compensation plan accrual	156	313	(187)
Capital contributions from AB Holding	836	155	497
Balance, end of year	(11,494)	(12,830)	(14,498)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of year	(32,967)	(29,332)	(36,351)
Purchases of AB Holding Units to fund long-term compensation plans, net	(219,627)	(235,893)	(216,970)
Retirement (issuance) of AB Units, net	26,603	80,515	40,028
Long-term incentive compensation awards expense	185,234	152,012	176,040
Re-valuation of AB Holding Units held in rabbi trust	(1,931)	(269)	7,921
Balance, end of year	(42,688)	(32,967)	(29,332)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(118,096)	(95,353)	(79,843)
Unrealized gain (loss) on investments, net of tax	9	9	(912)
Foreign currency translation adjustment, net of tax	27,140	(19,780)	(16,805)
Changes in employee benefit related items, net of tax	(3,193)	(2,972)	2,207
Balance, end of year	(94,140)	(118,096)	(95,353)
Total Partners' Capital attributable to AB Unitholders	4,061,740	4,032,017	3,992,748
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of year	36,172	24,473	30,396
Net income	9,632	11,398	6,375
Foreign currency translation adjustment	983	(63)	(133)
Purchase of non-controlling interest	(2,006)	—	—
Distributions (to) from non-controlling interests of our consolidated venture capital fund activities	(43,217)	364	(12,165)
Balance, end of year	1,564	36,172	24,473
Total Capital	$4,063,304	$4,068,189	$4,017,221
See Accompanying Notes to Consolidated Financial Statements.

AllianceBernstein L.P. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$720,800	$694,846	$586,302
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	31,886	41,066	49,145
Non-cash long-term incentive compensation expense	185,234	152,162	176,160
Depreciation and other amortization	66,999	59,026	56,426
Unrealized losses (gains) on investments	3,554	(28,204)	29,281
Unrealized (gains) on investments of consolidated company-sponsored investment funds	(36,340)	(29,121)	—
Losses on real estate asset write-offs	8,161	5,456	—
Other, net	5,028	3,629	(2,888)
Changes in assets and liabilities:
Consolidation of cash and cash equivalents of consolidated company-sponsored investment funds	—	358,534	—
Decrease (increase) in segregated cash and securities	129,747	(380,823)	(88,997)
Decrease (increase) in receivables	65,982	(295,677)	(121,985)
Decrease in investments	293	187,752	58,053
(Increase) in investments of consolidated company-sponsored investment funds	(639,067)	(342,938)	—
Decrease (increase) in deferred sales commissions	1,878	(5,886)	(29,925)
(Increase) decrease in other assets	(13,131)	12,961	(42,690)
Increase in other assets and liabilities of consolidated company-sponsored investment funds	417,674	229,524	—
(Decrease) increase in payables	(338,523)	886,520	65,309
Increase (decrease) in accounts payable and accrued expenses	23,090	2,459	(32,372)
Increase (decrease) in accrued compensation and benefits	12,187	(3,238)	(34,645)
Net cash provided by operating activities	645,452	1,548,048	667,174

Cash flows from investing activities:
Purchases of investments	(12)	—	(168)
Proceeds from sales of investments	11	372	4,240
Purchases of furniture, equipment and leasehold improvements	(39,417)	(36,728)	(30,217)
Proceeds from sales of furniture, equipment and leasehold improvements	75	15	2
Purchase of intangible asset	—	(2,500)	—
Purchase of businesses, net of cash acquired	—	(20,541)	—
Net cash used in investing activities	(39,343)	(59,382)	(26,143)

Cash flows from financing activities:
(Repayment) issuance of commercial paper, net	(28,553)	(72,003)	93,867
Proceeds from bank loans	75,000	—	—
Increase (decrease) in overdrafts payable	63,393	(84,512)	79,540

Distributions to General Partner and Unitholders	(644,139)	(537,564)	(597,872)
Capital contributions (to) from non-controlling interests in consolidated entities	(43,217)	364	(12,165)
Purchases (redemptions) of non-controlling interests of consolidated company-sponsored investment funds, net	163,164	(132,837)	—
Purchase of non-controlling interest	(1,833)	—	—
Capital contributions from affiliates	366	1,000	2,041
Payments of contingent payment arrangements/purchase of shares	(7,592)	(5,545)	(5,027)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	20,110	6,108	9,233
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(219,627)	(235,893)	(213,484)
Purchases of AB Units	(1,003)	(374)	(805)
Other	—	(22)	(26)
Net cash used in financing activities	(623,931)	(1,061,278)	(644,698)
Effect of exchange rate changes on cash and cash equivalents	21,760	(10,178)	(10,353)
Net increase (decrease) in cash and cash equivalents	3,938	417,210	(14,020)
Cash and cash equivalents as of beginning of the period	994,510	577,300	555,503
Cash and cash equivalents as of end of the period	$998,448	$994,510	$541,483
Cash paid:
Interest paid	$30,975	$11,148	$3,984
Income taxes paid	67,421	27,387	25,999
Non-cash investing activities:
Fair value of assets acquired	—	33,583	—
Fair value of liabilities assumed	—	1,149	—
Fair value of redeemable non-controlling interest recorded	—	—	—
Non-cash financing activities:
Payables recorded under contingent payment arrangements	—	11,893	—
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
As of December 31, 2017, AXA, a société anonyme organized under the laws of France and the holding company for the AXA Group, a worldwide leader in financial protection, through certain of its subsidiaries (“AXA and its subsidiaries”) owns approximately 3.9% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and

AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.
As of December 31, 2017, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1% interest, is as follows:

AXA and its subsidiaries	63.3%
AB Holding	35.5
Unaffiliated holders	1.2
100.0%
Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries had an approximate 64.7% economic interest in AB as of December 31, 2017.
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
Principles of Consolidation
The consolidated financial statements include AB and its majority-owned and/or controlled subsidiaries, and the consolidated entities that are considered to be variable interest entities ("VIEs") and voting interest entities ("VOEs") in which AB has a controlling financial interest. Non-controlling interests on the consolidated statements of financial condition include the portion of consolidated company-sponsored investment funds in which we do not have direct equity ownership. All significant inter-company transactions and balances among the consolidated entities have been eliminated.
Reclassifications
During 2017, to conform to the current period’s presentation, prior period amounts for:

•
our consolidated VOEs' investments previously presented as other investments are now presented as investments of consolidated company-sponsored investment funds in the consolidated statements of financial condition;

•
dividend and interest related to our consolidated company-sponsored investment funds previously presented as other revenues are now presented as dividend and interest income in the consolidated statements of income; and

•
certain derivatives previously included in investments of consolidated company-sponsored investment funds are now presented separately as derivative instruments and included in other assets and liabilities of consolidated company-sponsored investment funds in the consolidated statements of financial condition.

Lastly, all disclosures relating to the investments, derivatives and fair value of consolidated company-sponsored investment funds previously presented in Notes 6, 7, 8 and 9 are now separately disclosed in Note 14, Consolidated Company-Sponsored Investment Funds.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-07, Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting. The amendment eliminates the current requirement for a retroactive adjustment and instead requires that the investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Additionally, the amendment requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. We adopted this standard on January 1, 2017. The adoption of this standard did not have a material impact on our financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendment includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including income tax effects of share-based payments, minimum statutory tax withholding requirements and forfeitures. We adopted this standard on January 1, 2017 on a prospective basis. The adoption of this standard did not have a material impact on our financial condition or results of operations.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which revises revenue recognition criteria for revenue arising from contracts with customers, requires certain costs to obtain and fulfill contracts with customers to be capitalized if they meet certain criteria, and expands disclosure requirements. We adopted this new accounting standard on January 1, 2018 on a modified retrospective basis, recognizing the cumulative effect of initial adoption in Partners’ Capital. Based on our analysis performed to-date, we do not expect any changes in the timing of revenue recognition for our base fees, distribution revenues, shareholder servicing revenues and broker-dealer revenues. However, performance-based fees, which are currently recognized at the end of the applicable measurement period when no risk of reversal remains, and carried-interest distributions received (considered performance-based fees), which are currently recorded as deferred revenues until no risk of reversal remains, may in certain instances be recognized earlier under the new standard, if it is probable that significant reversal of performance-based fees recognized will not occur. Currently, we expect the pre-tax cumulative effect of initial adoption in partners' capital as of January 1, 2018 to be approximately $35 million. This amount represents carried-interest distributions previously received, net of revenue sharing payments to investment team members, with respect to which it is probable that significant reversal will not occur. Our future financial statements will include additional disclosures as required by ASU 2014-09.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The amendment is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendment is effective for fiscal years (and interim periods within those years) beginning after December 15, 2017 and should be applied using the retrospective transition method. The amendment is not expected to have a material impact on our financial condition or results of operations.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. As a result of the revised guidance, a goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively, and is effective in 2020. The revised guidance is not expected to have a material impact on our financial condition or results of operations.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendment requires that an employer disaggregate the service cost component from the other components of net benefit costs on the income statement. The amendment is effective for fiscal years (and interim periods within those years) beginning after December 15, 2017 and should be applied retrospectively. The amendment is not expected to have a material impact on our results of operations.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation, Scope of Modification Accounting. The amendment provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. This amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 and will be applied prospectively to an award modified on or after the adoption date. This amendment is not expected to have a material impact on our results of operations.

Consolidation of company-sponsored investment funds
We adopted ASU 2015-02, Consolidation - Amendments to the Consolidation Analysis (“ASU 2015-02”) effective January 1, 2016.
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
A VIE must be consolidated by its primary beneficiary, which generally is defined as the party that has a controlling financial interest in the VIE. We are deemed to have a controlling financial interest in a VIE if we have (i) the power to direct the activities of the VIE that most significantly affect the VIE's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive income from the VIE that could potentially be significant to the VIE. For purposes of evaluating (ii) above, fees paid to us as a decision maker or service provider are excluded if the amount of fees is commensurate with the level of effort required to be performed and the arrangement includes only customary terms, conditions or amounts present in arrangements for similar services negotiated at arm’s length. The primary beneficiary evaluation generally is performed qualitatively based on all facts and circumstances, as well as quantitatively, as appropriate.
If we have a variable interest in an entity that is determined not to be a VIE, the entity is then evaluated for consolidation under the VOE model. For limited partnerships and similar entities, we are deemed to have a controlling financial interest in a VOE, and would be required to consolidate the entity, if we own a majority of the entity’s kick-out rights through voting limited partnership interests and limited partners do not hold substantive participating rights (or other rights that would indicate that we do not control the entity). For entities other than limited partnerships, we are deemed to have a controlling financial interest in a VOE if we own a majority voting interest in the entity.
The analysis performed regarding the determination of variable interests held, whether entities are VIEs or VOEs, and whether we have a controlling financial interest in such entities requires the exercise of judgment. The analysis is updated continuously as circumstances change or new entities are formed.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, demand deposits, money market accounts, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value. The majority of our consolidated VIEs' cash and cash equivalents is pledged as collateral for short positions in equities.
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
Brokerage Transactions
Customers’ securities transactions are recorded on a settlement date basis, with related commission income and expenses reported on a trade date basis. Receivables from and payables to clients include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables; such collateral is not reflected in the consolidated financial statements. We have the ability by contract or custom to sell or re-pledge this collateral, and have done so at various times. As of December 31, 2017, there were no re-pledged securities. Principal securities transactions and related expenses are recorded on a trade date basis.
Securities borrowed and securities loaned by our broker-dealer subsidiaries are recorded at the amount of cash collateral advanced or received in connection with the transaction and are included in receivables from and payables to brokers and dealers in the consolidated statements of financial condition. Securities borrowed transactions require us to deposit cash collateral with the lender. With respect to securities loaned, we receive cash collateral from the borrower. See Note 8 for securities borrowed and loaned amounts recorded in our consolidated statements of financial condition as of December 31, 2017 and 2016. The initial collateral advanced or received approximates or is greater than the fair value of securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate. As of December 31, 2017 and 2016, there is no allowance provision required for the collateral advanced. Income or expense is recognized over the life of the transaction.
As of December 31, 2017 and 2016, we had $42.9 million and $41.7 million, respectively, of cash on deposit with clearing organizations for trade facilitation purposes which are reported in other assets in our consolidated statements of financial condition. In addition, as of December 31, 2017 and 2016, we held U.S. Treasury Bills with values totaling $52.6 million and $28.9 million, respectively, in our investment account that are pledged as collateral with clearing organizations which are reported in other investments in our consolidated statements of financial condition. These clearing organizations have the ability by contract or custom to sell or re-pledge this collateral.
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
There are two private equity investments that we account for at fair value. Adjustments to fair value are reported in investment gains and losses on the consolidated statements of income.
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
As of December 31, 2017, goodwill of $3.1 billion on the consolidated statement of financial condition included $2.8 billion as a result of the Bernstein acquisition and $266 million in regard to various smaller acquisitions. We have determined that AB has only one reporting segment and reporting unit.
We test our goodwill annually, as of September 30, for impairment. As of September 30, 2017, the impairment test indicated that goodwill was not impaired. We also review the carrying value of goodwill if facts and circumstances occur that suggest possible impairment, such as significant declines in AUM, revenues, earnings or the price of an AB Holding Unit. There were no facts or circumstances occurring in the fourth quarter of 2017 suggesting possible impairment.
Intangible Assets, Net
Intangible assets consist primarily of costs assigned to acquired investment management contracts of Bernstein based on their estimated fair value at the time of acquisition, less accumulated amortization. Intangible assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life ranging from six years to 20 years.
As of December 31, 2017, intangible assets, net of accumulated amortization, of $105.8 million on the consolidated statement of financial condition consists of $92.3 million of finite-lived intangible assets subject to amortization, of which $56.9 million relates to the Bernstein acquisition, and $13.5 million of indefinite-lived intangible assets not subject to amortization in regard to other acquisitions. As of December 31, 2016, intangible assets, net of accumulated amortization, of $134.6 million on the consolidated statement of financial condition consisted of $121.1 million of finite-lived intangible assets subject to amortization, of which $77.6 million related to the Bernstein acquisition, and $13.5 million of indefinite-lived intangible assets not subject to amortization in regard to other acquisitions. The gross carrying amount of finite-lived intangible assets totaled $473.7 million as of December 31, 2017 and $476.1 million as of December 31, 2016, and accumulated amortization was $381.4 million as of December 31, 2017 and $355.0 million as of December 31, 2016. Amortization expense was $27.9 million for 2017, $26.3 million for 2016 and $25.8 million for 2015. Estimated annual amortization expense for each of the next two years is approximately $28 million, then approximately $20 million in year three and $4 million in years four and five.
We periodically review intangible assets for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, we perform additional impairment tests to measure the amount of the impairment loss, if any.
Deferred Sales Commissions, Net
We pay commissions to financial intermediaries in connection with the sale of shares of open-end company-sponsored mutual funds sold without a front-end sales charge (“back-end load shares”). These commissions are capitalized as deferred sales commissions and amortized over periods not exceeding five and one-half years for U.S. fund shares and four years for Non-U.S. Fund shares, the periods of time during which deferred sales commissions generally are recovered. We recover these commissions from distribution services fees received from those funds and from contingent deferred sales commissions (“CDSC”) received from shareholders of those funds upon the redemption of their shares. CDSC cash recoveries are recorded as reductions of unamortized deferred sales commissions when received. Since January 31, 2009, our U.S. mutual funds have not offered back-end load shares to new investors. As of December 31, 2016, our Non-U.S. Funds are no longer offering back-end load shares, except in isolated instances.
We periodically review the deferred sales commission asset for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If these factors indicate impairment in value, we compare the carrying value to the undiscounted cash flows expected to be generated by the asset over its remaining life. If we determine the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. There were no impairment charges recorded during 2017 or 2016.

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
Revenue Recognition
We record as revenue investment advisory and services fees, which we generally calculate as a percentage of AUM, as we perform the related services. Certain investment advisory contracts, including those associated with hedge funds or other alternative investments, provide for a performance-based fee, in addition to a base advisory fee, which is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. We record performance-based fees as a component of revenue at the end of each contract’s measurement period. We initially record carried interest distributions as a deferred revenue liability when the carried interest distributions are subject to claw-back provisions. We recognize the carried interest distributions as revenues when the potential claw-back obligations are mathematically remote, which may not occur until at or near termination of the applicable fund.
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
We earn revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate us principally by directing us to execute brokerage transactions on their behalf, for which we earn commissions, and to a lesser extent by paying us directly for research through commission sharing agreements or cash payments.
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

Mutual Fund Underwriting Activities
Purchases and sales of shares of company-sponsored mutual funds in connection with the underwriting activities of our subsidiaries, including related commission income, are recorded on the trade date. Receivables from brokers and dealers for sale of shares of company-sponsored mutual funds generally are realized within three business days from the trade date, in conjunction with the settlement of the related payables to company-sponsored mutual funds for share purchases. Distribution plan and other promotion and servicing payments are recognized as expense when incurred.
Long-term Incentive Compensation Plans
We maintain several unfunded, non-qualified long-term incentive compensation plans, under which we grant annual awards to employees, generally in the fourth quarter.
Awards granted in December 2017, 2016 and 2015 allowed participants to allocate their awards between restricted AB Holding Units and deferred cash. Participants (except certain members of senior management) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $250,000 per award. Each of our employees based outside of the United States (other than expatriates), who received an award of $100,000 or less, could have allocated up to 100% of his or her award to deferred cash. Participants allocated their awards prior to the date on which the Compensation Committee granted awards in December 2017, 2016 and 2015. For these awards, the number of AB Holding Units awarded was based on the closing price of an AB Holding Unit on the grant date. For awards granted in 2017, 2016 and 2015:

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
We recognize compensation expense related to equity compensation grants in the financial statements using the fair value method. Fair value of restricted AB Holding Unit awards is the closing price of an AB Holding Unit on the grant date; fair value of options is determined using the Black-Scholes option valuation model. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the required service period. For year-end long-term incentive compensation awards, employees who resign or are terminated without cause may retain their awards, subject to compliance with certain agreements and restrictive covenants set forth in the applicable award agreement, including restrictions on competition and employee and client solicitation, and a claw-back for failing to follow existing risk management policies. Because there is no service requirement, we fully expense these awards on the grant date. Most equity replacement, sign-on or similar deferred compensation awards included in separate employment agreements or arrangements include a required service period. Regardless of whether or not the award agreement includes employee service requirements, AB Holding Units typically are delivered to employees ratably over four years, unless the employee has made a long-term deferral election.
Grants of restricted AB Holding Units can be awarded to members of the Board of Directors of the General Partner, who are not employed by our company or by any of our affiliates (“Eligible Directors”). Generally, these restricted AB Holding Units vest ratably over four years. These restricted AB Holding Units are not forfeitable (except if the Eligible Director is terminated for “Cause,” as that term is defined in the applicable award agreement). We fully expense these awards on grant date, as there is no service requirement.
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
During 2017 and 2016, we purchased 9.3 million and 10.5 million AB Holding Units for $220.2 million and $236.6 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 5.2 million and 7.9 million AB Holding Units for $117.1 million and $176.1 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. Purchases of AB Holding Units reflected on the consolidated statements of cash flows are net of AB Holding Units purchased by employees as part of a distribution reinvestment election.
Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on our behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2017 expired at the close of business on February 12, 2018. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.
During 2017, we granted to employees and Eligible Directors 8.3 million restricted AB Holding Units (including 6.1 million granted in December for 2017 year-end awards to employees). During 2016, we granted to employees and Eligible Directors 7.0 million restricted AB Holding Units (including 6.1 million granted in December for 2016 year-end awards to employees).
During 2017 and 2016, AB Holding issued 1.2 million and 0.4 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $20.1 million and $6.1 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.
Foreign Currency Translation and Transactions
Assets and liabilities of foreign subsidiaries are translated from functional currencies into United States dollars (“US$”) at exchange rates in effect at the balance sheet dates, and related revenues and expenses are translated into US$ at average exchange rates in effect during each period. Net foreign currency gains and losses resulting from the translation of assets and liabilities of foreign operations into US$ are reported as a separate component of other comprehensive income in the consolidated statements of comprehensive income. Net foreign currency transaction (losses) gains were $(2.9) million, $1.6 million, and $1.2 million for 2017, 2016 and 2015, respectively, and are reported in general and administrative expenses on the consolidated statements of income.
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
Typically, Available Cash Flow has been the adjusted diluted net income per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. In future periods, management anticipates that Available Cash Flow will be based on adjusted diluted net income per unit, unless management determines, with the concurrence of the Board of Directors, that one or more adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation.
On February 13, 2018, the General Partner declared a distribution of $0.91 per AB Unit, representing a distribution of Available Cash Flow for the three months ended December 31, 2017. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on March 8, 2018 to holders of record on February 23, 2018.
Total cash distributions per Unit paid to the General Partner and Unitholders during 2017, 2016 and 2015 were $2.39, $1.98 and $2.18, respectively.
Comprehensive Income
We report all changes in comprehensive income in the consolidated statements of comprehensive income. Comprehensive income includes net income, as well as unrealized gains and losses on investments classified as available-for-sale, foreign currency translation adjustments, and unrecognized actuarial net losses and transition assets. During 2016 and 2015, deferred taxes were not recognized on foreign currency translation adjustments for foreign subsidiaries which had earnings that were considered permanently invested outside the United States. Per SAB 118, we are still evaluating the remaining income tax effects on the reversal of the indefinite reinvestment assertion as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017. We will recognize deferred taxes on foreign currency translation adjustments recorded in comprehensive income as the effects are quantified.

3. Real Estate Charges
Since 2010, in connection with our workforce reductions and in an effort to reduce our global real estate footprint, we have implemented a global office space consolidation. As a result, we have sub-leased over one million square feet of office space. The activity in the liability account relating to our global space consolidation initiatives for the following periods is:

	Year Ended December 31,
	2017	2016
	(in thousands)
Balance as of January 1,	$112,932	$123,912
Expense incurred	28,507	12,248
Deferred rent	7,083	4,930
Payments made	(39,122)	(32,988)
Interest accretion	4,235	4,830
Balance as of end of period	$113,635	$112,932
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

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$662,403	$673,358	$579,927

Weighted average units outstanding—basic	266,955	269,084	271,745
Dilutive effect of compensatory options to buy AB Holding Units	430	554	1,037
Weighted average units outstanding—diluted	267,385	269,638	272,782

Basic net income per AB Unit	$2.46	$2.48	$2.11
Diluted net income per AB Unit	$2.45	$2.47	$2.10
We excluded 1,970,741 options in 2017, 2,873,106 options in 2016 and 2,409,499 options in 2015, from the diluted net income per unit computation due to their anti-dilutive effect.

5. Cash and Securities Segregated Under Federal Regulations and Other Requirements
As of December 31, 2017 and 2016, $0.8 billion and $0.9 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.
During 2016, one of our subsidiaries, which serves as the distributor of our U.S. mutual funds, maintained several special bank accounts for the exclusive benefit of customers. As of December 31, 2016, $52.9 million of cash was segregated in these bank accounts. During the fourth quarter of 2017, these bank accounts were transferred to another AB subsidiary and no longer designated for the exclusive benefit of customers; as such, the bank accounts are no longer considered segregated cash.

6. Investments
Investments consist of:

	December 31,
	2017	2016
	(in thousands)
Trading:
U.S. Treasury Bills	$52,609	$28,937
Long-term incentive compensation-related	51,758	50,935
Seed capital	160,573	188,053
Equities	81,154	6,602
Exchange-traded options	4,981	3,106
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	14,276	16,826
Seed capital	22,923	23,704
Private equity (seed capital)	38,186	45,278
Time deposits	5,138	70,097
Other (including available-for-sale investments)	11,991	7,567
Total investments	$443,589	$441,105
Total investments related to long-term incentive compensation obligations of $66.0 million and $67.8 million as of December 31, 2017 and 2016, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.
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
We allocate seed capital to our investment teams to help develop new products and services for our clients. The seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds, such as a third-party venture capital fund that invests in communications, consumer, digital media, healthcare and information technology markets. In regard to our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 14, consolidated Company-Sponsored Investment Funds, for the seed capital investments that are consolidated entities. As of December 31, 2017 and 2016, our total seed capital investments were $523.2 million and $500.0 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.
Trading securities also include long positions in corporate equities and long exchange-traded options traded through our options desk.
Proceeds from sales of available-for-sale investments were approximately zero, $0.4 million and $4.2 million in 2017, 2016 and 2015, respectively. Realized gains from our sales of available-for-sale investments were zero in each of 2017 and 2016 and

$1.3 million in 2015. Realized losses from our sales of available-for-sale investments were zero in each of 2017, 2016 and 2015. We assess valuation declines to determine the extent to which such declines are fundamental to the underlying investment or attributable to temporary market-related factors. Based on our assessment as of December 31, 2017, we do not believe the declines are other than temporary.
The portion of trading gains (losses) related to trading securities held as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
	(in thousands)
Net gains recognized during the period	$15,589	$7,030
Less: net gains (losses) recognized during the period on trading securities sold during the period	14,118	(11,294)
Unrealized gains recognized during the period on trading securities held	$1,471	$18,324

7. Derivative Instruments
See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of derivative instruments held by our consolidated company-sponsored investment funds.
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
The notional value, fair value and gains and losses recognized in investment gains (losses) as of December 31, 2017 and 2016 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

	Notional Value	Derivative Assets	Derivative Liabilities	Gains (Losses)
	(in thousands)
December 31, 2017
Exchange-traded futures	$163,458	$948	$2,540	$(15,343)
Currency forwards	126,503	8,306	8,058	(457)
Interest rate swaps	43,309	951	870	(137)
Credit default swaps	74,600	1,247	2,465	(1,757)
Total return swaps	68,106	167	390	(6,167)
Total derivatives	$475,976	$11,619	$14,323	$(23,861)
December 31, 2016
Exchange-traded futures	$103,108	$1,224	$1,092	$(2,754)
Currency forwards	180,820	4,541	4,711	(2,028)
Interest rate swaps	40,664	940	897	(572)
Credit default swaps	45,108	1,205	905	(1,338)
Option swaps	—	—	—	(70)
Total return swaps	90,043	503	1,044	(8,766)
Total derivatives	$459,743	$8,413	$8,649	$(15,528)
As of December 31, 2017 and 2016, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our consolidated statements of financial condition. Gains and losses on derivative instruments are reported in investment gains and losses on the consolidated statements of income.

We may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of December 31, 2017 and 2016, we held $0.5 million and $0.8 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our consolidated statements of financial condition.
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
Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty's credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our AUM, falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of December 31, 2017 and 2016, we delivered $8.8 million and $6.2 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our consolidated statements of financial condition.
As of December 31, 2017 and 2016, we held $5.0 million and $3.1 million, respectively, of long exchange-traded equity options, which are classified as trading investments and included in our other investments on our consolidated statements of financial condition. In addition, as of December 31, 2017 and 2016, we had $13.6 million and $0.7 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client's transaction. Our options desk hedges the risk associated with this activity by taking offsetting positions in equities. For the years ended December 31, 2017 and 2016, respectively, we recognized $27.8 million and $27.6 million, respectively, of losses on equity options activity. These losses are recognized in investment gains (losses) in the consolidated statements of income.

8. Offsetting Assets and Liabilities
See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.
Offsetting of assets as of December 31, 2017 and 2016 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
December 31, 2017
Securities borrowed	$85,371	$—	$85,371	$(82,353)	$—	$3,018
Derivatives	$11,619	$—	$11,619	$—	$(519)	$11,100
Long exchange-traded options	$4,981	$—	$4,981	$—	$—	$4,981
December 31, 2016
Securities borrowed	$82,814	$—	$82,814	$(80,277)	$—	$2,537
Derivatives	$8,413	$—	$8,413	$—	$(810)	$7,603
Long exchange-traded options	$3,106	$—	$3,106	$—	$—	$3,106
Offsetting of liabilities as of December 31, 2017 and 2016 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2017
Securities loaned	$37,960	$—	$37,960	$(37,922)	$—	$38
Derivatives	$14,323	$—	$14,323	$—	$(8,794)	$5,529
Short exchange-traded options	$13,585	$—	$13,585	$—	$—	$13,585
December 31, 2016
Securities loaned	$—	$—	$—	$—	$—	$—
Derivatives	$8,649	$—	$8,649	$—	$(6,239)	$2,410
Short exchange-traded options	$692	$—	$692	$—	$—	$692
Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.

9. Fair Value
See Note 14, Consolidated Company-Sponsored Investment Funds, for disclosure of fair value of our consolidated company-sponsored investment funds.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Valuation of our financial instruments by pricing observability levels as of December 31, 2017 and 2016 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2017:
Money markets	$62,071	$—	$—	$—	$—	$62,071
Securities segregated (U.S. Treasury Bills)		816,350	—	—	—	816,350
Derivatives	948	10,671	—	—	—	11,619
Investments
Trading
U.S. Treasury Bills	—	52,609	—	—	—	52,609
Equity securities	208,910	6	117	81	—	209,114
Fixed income securities	73,172	11,186	—	13	—	84,371
Long exchange-traded options	4,981	—	—	—	—	4,981
Limited partnership hedge funds(2)	—	—	—	—	37,199	37,199
Private equity	—	—	954	37,232	—	38,186
Time deposits(3)	—	—	—	—	5,138	5,138
Other
Available-for-sale	99	—	—	—	—	99
Other investments(2)(4)	—	—	—	—	11,892	11,892
Total investments	287,162	63,801	1,071	37,326	54,229	443,589
Total assets measured at fair value	$350,181	$890,822	$1,071	$37,326	$54,229	$1,333,629

Securities sold not yet purchased
Short equities – corporate	$16,376	$—	$—	$—	$—	$16,376
Short exchange-traded options	13,585	—	—	—	—	13,585
Derivatives	2,540	11,783	—	—	—	14,323
Contingent payment arrangements	—	—	10,855	—	—	10,855

Total liabilities measured at fair value	$32,501	$11,783	$10,855	$—	$—	$55,139

December 31, 2016:
Money markets	$107,250	$—	$—	$—	$—	$107,250
Securities segregated (U.S. Treasury Bills)	—	893,189	—	—	—	893,189
Derivatives	1,224	7,189	—	—	—	8,413
Investments
Trading
U.S. Treasury Bills	—	28,937	—	—	—	28,937
Equity securities	148,128	5,724	110	36	—	153,998
Fixed income securities	80,473	11,107	—	12	—	91,592
Long exchange-traded options	3,106	—	—	—	—	3,106
Limited partnership hedge funds(2)	—	—	—	—	40,530	40,530
Private equity	—	—	4,913	40,365	—	45,278
Time deposits(3)	—	—	—	—	70,097	70,097
Other
Available-for-sale	45	—	—	—	—	45
Other investments(2)(4)	—	—	—	—	7,522	7,522
Total investments	231,752	45,768	5,023	40,413	118,149	441,105
Total assets measured at fair value	$340,226	$946,146	$5,023	$40,413	$118,149	$1,449,957

Securities sold not yet purchased
Short equities – corporate	$40,252	$—	$—	$—	$—	$40,252
Short exchange-traded options	692	—	—	—	—	692
Derivatives	1,092	7,557	—	—	—	8,649
Contingent payment arrangements	—	—	17,589	—	—	17,589
Total liabilities measured at fair value	$42,036	$7,557	$17,589	$—	$—	$67,182
(1) Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2) Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3) Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.
(4) Investments carried at cost that are not measured at fair value in accordance with GAAP.

One of our private equity investments (measured at fair value using NAV as a practical expedient) is a venture capital fund with a fair value of $37.2 million and no unfunded commitment as of December 31, 2017. This partnership invests in communications, consumer, digital media, healthcare and information technology markets. The fair value of this investment has been estimated using the capital account balances provided by the partnership. The interest in this partnership cannot be redeemed without specific approval by the general partner.

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

•
Derivatives: We hold exchange-traded futures with counterparties that are included in Level 1 of the valuation hierarchy. In addition, we also hold currency forward contracts, interest rate swaps, credit default swaps, option swaps and total return swaps with counterparties that are valued based on observable inputs from recognized pricing vendors, which are included in Level 2 of the valuation hierarchy.

•	Options: We hold long exchange-traded options that are included in Level 1 of the valuation hierarchy.

•
Private equity: Generally, the valuation of private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. Private equity investments are valued initially at cost. The carrying values of private equity investments are adjusted either up or down from cost to reflect expected exit values as evidenced by financing and sale transactions with third parties, or when determination of a valuation adjustment is confirmed through ongoing review in accordance with our valuation policies and procedures. A variety of factors are reviewed and monitored to assess positive and negative changes in valuation, including current operating performance and future expectations of investee companies, industry valuations of comparable public companies, changes in market outlooks, and the third party financing environment over time. In determining valuation adjustments resulting from the investment review process, particular emphasis is placed on current company performance and market conditions. For these reasons, which make the fair value of private equity investments unobservable, equity investments are included in Level 3 of the valuation hierarchy. If private equity investments become publicly traded, they are included in Level 1 of the valuation hierarchy; provided, however, if they contain trading restrictions, publicly-traded equity investments are included in Level 2 of the valuation hierarchy until the trading restrictions expire.

•	Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy.

•
Contingent payment arrangements: Contingent payment arrangements relate to contingent payment liabilities associated with various acquisitions. At each reporting date, we estimate the fair values of the contingent consideration expected to be paid upon probability-weighted AUM and revenue projections, using observable market data inputs, which are included in Level 3 of the valuation hierarchy.

During the years ended December 31, 2017 and 2016, there were no transfers between Level 1 and Level 2 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as private equity and trading equity securities, is as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Balance as of beginning of period	$5,023	$16,148
Reclassification (see below)	—	(9,532)
Purchases	—	—
Sales	—	—
Realized gains, net	—	—
Unrealized (losses) gains, net	(3,952)	(1,593)
Balance as of end of period	$1,071	$5,023
Transfers into and out of all levels of the fair value hierarchy are reflected at end-of-period fair values. We reclassified the investments of our consolidated private equity fund from investments to investments of consolidated company-sponsored investment funds on our consolidated statement of financial condition (see Note 14, Consolidated Company-Sponsored Investment Funds). Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the consolidated statements of income.

As of December 31, 2017 and 2016, we have an investment in a private equity fund focused exclusively on the energy sector (fair value of $1.0 million and $4.9 million, respectively) that is classified as Level 3. This investment’s valuation is based on a market approach, considering recent transactions in the fund and the industry.

We acquired Ramius Alternative Solutions LLC in 2016, CPH Capital Fondsmaeglerselskab A/S in 2014, W.P. Stewart & Co., Ltd. in 2013 and SunAmerica's alternative investment group in 2010, all of which included contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Balance as of beginning of period	$17,589	$31,399
Addition	—	11,893
Accretion	460	1,237
Changes in estimates	(193)	(21,482)
Payments	(7,001)	(5,458)
Balance as of end of period	$10,855	$17,589
During 2017, we made the final contingent consideration payment relating to our 2014 acquisition and recorded a change in estimate and wrote off the remaing contingent consideration payable relating to our 2010 acquisition. As of December 31, 2017, one acquisition-related contingent consideration liability of $10.9 million remains relating to our 2016 acquisition, which was valued using a revenue growth rate of 31% and a discount rate ranging from 1.4% to 2.3%.
During 2016, we recorded a change in estimate of the contingent consideration payable relating to our 2010 acquisition of $2.2 million. Additionally, we had recorded a contingent consideration payable for our 2013 acquisition relating to contingent value rights ("CVRs"). The CVRs would have entitled the shareholders to an additional $4 per share if the assets under management in the acquired investment services had exceeded $5 billion on or before the third anniversary of the acquisition date (December 12, 2016). The target was not met and, as a result, we reversed the contingent consideration payable of $19.3 million. As of December 31, 2016, the three acquisition-related contingent consideration liabilities recorded had a combined fair value of $17.6 million and were valued using a projected AUM weighted average growth rate of 18% for one acquisition, and revenue growth rates and discount rates ranging from 4% to 31% and 1.4% to 6.4%, respectively, for the three acquisitions.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the years ended December 31, 2017 or 2016.
10. Furniture, Equipment and Leasehold Improvements, Net
Furniture, equipment and leasehold improvements, net consist of:

	December 31,
	2017	2016
	(in thousands)
Furniture and equipment	$551,502	$535,890
Leasehold improvements	245,841	247,121
	797,343	783,011
Less: Accumulated depreciation and amortization	(639,774)	(623,447)
Furniture, equipment and leasehold improvements, net	$157,569	$159,564
Depreciation and amortization expense on furniture, equipment and leasehold improvements were $32.8 million, $29.4 million and $29.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
During 2017, 2016 and 2015, we recorded $36.7 million, $17.7 million and $1.0 million, respectively, in pre-tax real estate charges. See Note 3 for further discussion of the real estate charges.

11. Deferred Sales Commissions, Net

The components of deferred sales commissions, net for the years ended December 31, 2017 and 2016 were as follows (excluding amounts related to fully amortized deferred sales commissions):

	December 31,
	2017	2016
	(in thousands)
Carrying amount of deferred sales commissions	$911,852	$903,252
Less: Accumulated amortization	(597,566)	(565,681)
Cumulative CDSC received	(284,160)	(273,681)
Deferred sales commissions, net	$30,126	$63,890

Amortization expense was $31.9 million, $41.1 million and $49.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Estimated future amortization expense related to the December 31, 2017 net asset balance, assuming no additional CDSC is received in future periods, is as follows (in thousands):

2018	$20,778
2019	6,343
2020	2,615
2021	344
2022	38
2023	8
$30,126

12. Debt
As of December 31, 2017 and 2016, AB had $491.8 million and $513.0 million, respectively, in commercial paper outstanding with weighted average interest rates of approximately 1.6% and 0.9%, respectively. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during 2017 and 2016 were $482.2 million and $422.9 million, respectively, with weighted average interest rates of approximately 1.2% and 0.6%, respectively.
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
The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2017, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.
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

As of December 31, 2017 and 2016, we had no amounts outstanding under the Credit Facility. During 2017 and 2016, we did not draw upon the Credit Facility.
On December 1, 2016, AB entered into a $200.0 million, unsecured 364-day senior revolving credit facility (the “Revolver”) with a leading international bank and the other lending institutions that may be party thereto. On November 29, 2017, as part of an amendment and restatement, the maturity date of the Revolver was extended from November 29, 2017 to November 28, 2018. There were no other significant changes included in the amendment. The Revolver is available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC can draw directly under the Revolver and management expects to draw on the Revolver from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contains affirmative, negative and financial covenants which are identical to those of the Credit Facility. As of December 31, 2017, we had $75.0 million outstanding under the Revolver with an interest rate of 2.4%. As of December 31, 2016, we had no amounts outstanding under the Revolver. Average daily borrowings for 2017 and 2016 were $21.4 million and $7.3 million, respectively, with weighted average interest rates of 2.0% and 1.6%, respectively.
In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $175.0 million, with AB named as an additional borrower, while the other line has no stated limit. As of December 31, 2017 and 2016, SCB LLC had no bank loans outstanding. Average daily borrowings of bank loans during 2017 and 2016 were $4.5 million and $4.4 million, respectively, with weighted average interest rates of approximately 1.4% and 1.1%, respectively.
13. Commitments and Contingencies
Operating Leases
We lease office space, furniture and office equipment under various operating leases. The future minimum payments under non-cancelable leases, sublease commitments and related payments we are obligated to make, net of sublease commitments of third party lessees to make payments to us, as of December 31, 2017, are as follows:

	Payments	Sublease Receipts	Net Payments
	(in millions)
2018	$131.6	$44.2	$87.4
2019	127.8	46.0	81.8
2020	107.5	29.7	77.8
2021	102.3	28.4	73.9
2022	91.3	25.3	66.0
2023 and thereafter	204.2	48.9	155.3
Total future minimum payments	$764.7	$222.5	$542.2
Office leases contain escalation clauses that provide for the pass through of increases in operating expenses and real estate taxes. Rent expense, which is amortized on a straight-line basis over the life of the lease, was $65.2 million, $68.1 million and $70.7 million, respectively, for the years ended December 31, 2017, 2016 and 2015, net of sublease income of $0.5 million, $2.5 million and $2.9 million, respectively, for the years ended December 31, 2017, 2016 and 2015. See Note 3 for further discussion of the real estate charges.
Legal Proceedings
AB may be involved in various matters, including regulatory inquires, administrative proceedings and litigation, some of which may allege significant damages. It is reasonably possible that we could incur losses pertaining to these matters, but currently we cannot estimate any such additional losses.
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

Other
We entered into a subscription agreement, under which we committed to invest up to $35.0 million in a venture capital fund. As of December 31, 2017, we had funded all of this commitment.
As general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of December 31, 2017, we had funded $22.4 million of this commitment. As general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $28.0 million in the Real Estate Fund II. As of December 31, 2017, we had funded $10.4 million of this commitment.
We entered into an investment agreement under which we committed to invest up to $8.0 million in an oil and gas fund. As of December 31, 2017, we had funded $6.2 million of this commitment.
14. Consolidated Company-Sponsored Investment Funds
We regularly provide seed capital to new company-sponsored investment funds. As such, we may consolidate or de-consolidate a variety of company-sponsored investment funds each quarter. Due to the similarity of risks related to our involvement with each company-sponsored investment fund, disclosures required under the VIE model are aggregated, such as disclosures regarding the carrying amount and classification of assets.
We are not required to provide financial support to company-sponsored investment funds and only the assets of such funds are available to settle each fund's own liabilities. Our exposure to loss in regard to consolidated company-sponsored investment funds is limited to our investment in, and our management fee earned from, such funds. Equity and debt holders of such funds have no recourse to AB’s assets or to the general credit of AB.
The balances of consolidated VIEs and VOEs included in our condensed consolidated statements of financial condition were as follows:

	December 31, 2017			December 31, 2016
	(in thousands)

	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$326,158	$360	$326,518	$337,525	$—	$337,525
Investments	1,189,835	56,448	1,246,283	547,650	23,226	570,876
Other assets	33,931	1,466	35,397	48,480	—	48,480
Total assets	$1,549,924	$58,274	$1,608,198	$933,655	$23,226	$956,881

Liabilities	$695,997	$2,104	$698,101	$293,510	$—	$293,510
Redeemable non-controlling interest	596,241	(18)	596,223	384,294	—	384,294
Partners' capital attributable to AB Unitholders	256,929	56,188	313,117	221,229	23,226	244,455
Non-redeemable non-controlling interests in consolidated entities	757	—	757	34,622	—	34,622
Total liabilities, redeemable non-controlling interest and partners' capital	$1,549,924	$58,274	$1,608,198	$933,655	$23,226	$956,881

Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of December 31, 2017 and 2016 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient	Total
December 31, 2017:
Investments - VIEs	$1,053,824	$133,796	$2,205	$10	$1,189,835
Investments - VOEs	5,491	50,898	59	—	56,448
Derivatives - VIEs	252	30,384	—	—	30,636
Derivatives - VOEs	49	251	—	—	300
Total assets measured at fair value	$1,059,616	$215,329	$2,264	$10	$1,277,219

Short equities - VIEs	$669,258	$—	$—	$—	$669,258
Derivatives - VIEs	421	21,820	—	—	22,241
Derivatives - VOEs	12	619	—	—	631
Total liabilities measured at fair value	$669,691	$22,439	$—	$—	$692,130

December 31, 2016:
Investments - VIEs	$341,849	$199,978	$5,741	$82	$547,650
Investments - VOEs	10,188	12,061	—	977	23,226
Derivatives - VIEs	58	5,649	—	—	5,707
Total assets measured at fair value	$352,095	$217,688	$5,741	$1,059	$576,583

Short equities - VIEs	$248,419	$—	$—	$—	$248,419
Derivatives - VIEs	67	2,724	—	—	2,791
Total liabilities measured at fair value	$248,486	$2,724	$—	$—	$251,210

See Note 9 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	December 31,
	2017	2016
	(in thousands)

Balance as of beginning of period	$5,741	$—
Impact of adoption of ASU 2015-02	—	14,740
Deconsolidated funds	(7,267)	(368)
Transfers (out) in	480	(24,605)
Purchases	6,127	3,032
Sales	(3,120)	(5,007)
Realized gains (losses), net	2	(3,391)
Unrealized gains (losses), net	286	21,355
Accrued discounts	15	(15)
Balance as of end of period	$2,264	$5,741

The Level 3 securities primarily consist of corporate bonds that are vendor priced with no ratings available, bank loans, non-agency collateralized mortgage obligations and asset-backed securities.

Transfers into and out of all levels of the fair value hierarchy are reflected at end-of-period fair values. Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the condensed consolidated statements of income.

Derivative Instruments
As of December 31, 2017 and 2016, the VIEs held $8.4 million and $2.9 million (net), respectively, of futures, forwards, options and swaps within their portfolios. For the years ended December 31, 2017 and 2016, respectively we recognized $21.5 million and $0.8 million of gains on these derivatives. These gains and losses are recognized in investment gains (losses) in the consolidated statements of income. As of December 31, 2017 and 2016, the VIEs held $0.2 million and $0.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our consolidated statements of financial condition. As of December 31, 2017 and 2016, the VIEs delivered $2.9 million and $3.3 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our consolidated statements of financial condition.
As of December 31, 2017, the VOEs held $0.3 million (net) of futures, forwards, options and swaps within their portfolios. For the year ended December 31, 2017 we recognized $0.4 million of losses on these derivatives. These gains and losses are recognized in the investment gains (losses) in the consolidated statements of income. As of December 31, 2017, the VOEs held $0.2 million of cash collateral in brokerage accounts. The VOEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our consolidated statements of financial condition.

Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of December 31, 2017 and 2016 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
December 31, 2017:
Derivatives - VIEs	$30,636	$—	$30,636	$—	$(194)	$30,442
Derivatives - VOEs	$300	$—	$300	$—	$(37)	$263
December 31, 2016:
Derivatives - VIEs	$5,707	$—	$5,707	$—	$(461)	$5,246

Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of December 31, 2017 and 2016 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2017:
Derivatives - VIEs	$22,241	$—	$22,241	$—	$(2,884)	$19,357
Derivatives - VOEs	$631	$—	$631	$—	$(228)	$403
December 31, 2016:
Derivatives - VIEs	$2,791	$—	$2,791	$—	$(2,791)	$—

Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of December 31, 2017, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $53.6 billion, and our maximum risk of loss is our investment of $7.9 million in these VIEs and advisory fee receivables from these VIEs, which are not material.
15. Net Capital
SCB LLC is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the U.S. Securities and Exchange Commission ("SEC"). SCB LLC computes its net capital under the alternative method permitted by the applicable rule, which requires that minimum net capital, as defined, equals the greater of $1 million or two percent of aggregate debit items arising from customer transactions, as defined. As of December 31, 2017, SCB LLC had net capital of $227.4 million, which was $194.9 million in excess of the minimum net capital requirement of $32.5 million. Advances, dividend payments and other equity withdrawals by SCB LLC are restricted by regulations imposed by the SEC, the Financial Industry Regulatory Authority, Inc., and other securities agencies.

Our U.K.-based broker-dealer is a member of the London Stock Exchange. As of December 31, 2017, it was subject to financial resources requirements of $25.6 million imposed by the Financial Conduct Authority of the United Kingdom and had aggregate regulatory financial resources of $56.1 million, an excess of $30.5 million.
AllianceBernstein Investments, Inc., another one of our subsidiaries and the distributor and/or underwriter for certain company-sponsored mutual funds, is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the SEC. As of December 31, 2017, it had net capital of $15.6 million, which was $15.3 million in excess of its required net capital of $0.3 million.
Many of our subsidiaries around the world are subject to minimum net capital requirements by the local laws and regulations to which they are subject. As of December 31, 2017, each of our subsidiaries subject to a minimum net capital requirement satisfied the applicable requirement.
16. Counterparty Risk
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
In accordance with industry practice, we record customer transactions on a settlement date basis, which generally is two business days after trade date for our U.K. and U.S. operations. We are exposed to risk of loss on these transactions in the event of the customer’s or broker’s inability to meet the terms of their contracts, in which case we may have to purchase or sell financial instruments at prevailing market prices. The risks we assume in connection with these transactions are not expected to have a material adverse effect on our financial condition or results of operations.
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

17. Qualified Employee Benefit Plans
We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes. Aggregate contributions for 2017, 2016 and 2015 were $14.4 million, $14.3 million and $14.2 million, respectively.
We maintain several defined contribution plans for foreign employees working for our subsidiaries in the United Kingdom, Australia, Japan and other locations outside the United States. Employer contributions generally are consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $6.8 million, $6.8 million and $7.9 million in 2017, 2016 and 2015, respectively.
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
Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not greater than the maximum amount we can deduct for federal income tax purposes. We contributed $4.0 million to the Retirement Plan during 2017. We currently estimate that we will contribute $5.0 million to the Retirement Plan during 2018. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, has not determined the amount, if any, of additional future contributions that may be required.
The Retirement Plan’s projected benefit obligation, fair value of plan assets, and funded status (amounts recognized in the consolidated statements of financial condition) were as follows:

	Years Ended December 31,
	2017	2016
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$111,315	$107,784
Interest cost	4,999	4,972
Actuarial loss (gain)	12,617	1,794
Benefits paid	(3,731)	(3,235)
Projected benefit obligation at end of year	125,200	111,315
Change in plan assets:
Plan assets at fair value at beginning of year	86,699	86,292
Actual return on plan assets	13,738	3,642
Employer contribution	4,000	—
Benefits paid	(3,731)	(3,235)
Plan assets at fair value at end of year	100,706	86,699
Funded status	$(24,494)	$(24,616)
Effective December 31, 2015, the Retirement Plan was amended to change the actuarial basis used for converting a life annuity benefit to optional forms of payment and converting benefits payable at age 65 to earlier commencement dates. This prior service cost will be amortized over future years.
The amounts recognized in other comprehensive income (loss) for the Retirement Plan for 2017, 2016 and 2015 were as follows:

	2017	2016	2015
	(in thousands)
Unrecognized net (loss) gain from experience different from that assumed and effects of changes and assumptions	$(3,043)	$(3,115)	$2,882
Prior service cost	24	93	(895)
	(3,019)	(3,022)	1,987
Income tax expense	(49)	(10)	(99)
Other comprehensive (loss) income	$(3,068)	$(3,032)	$1,888
The loss of $3.1 million recognized in 2017 primarily was due to changes in the discount rate and lump sum interest rates ($11.9 million) and changes in the census data ($1.4 million), offset by actual earnings exceeding expected earnings on plan assets ($8.5 million), the recognized actuarial loss ($1.1 million) and changes in the mortality assumption ($0.7 million). The loss of $3.0 million recognized in 2016 primarily was due to expected earnings on plan assets exceeding actual earnings ($1.8 million) and changes in the discount rate and lump sum interest rates ($3.5 million), offset by changes in the mortality assumption ($1.7 million). The gain of $1.9 million in 2015 primarily was due to changes in the discount rate and lump sum interest rates ($5.6 million) and changes in the mortality assumption ($1.4 million), offset by expected earnings on plan assets exceeding actual earnings ($5.3 million).
Foreign retirement plans and an individual's retirement plan maintained by AB are not material to AB's consolidated financial statements. As such, disclosure for these plans is not necessary. The reconciliation of the 2017 amounts recognized in other comprehensive income for the Retirement Plan as compared to the consolidated statement of comprehensive income ("OCI Statement") is as follows:

	Retirement Plan	Retired Individual Plan	Foreign Retirement Plans	OCI Statement
	(in thousands)
Recognized actuarial (loss)	$(3,043)	$(20)	$(127)	$(3,190)
Amortization of prior service cost	24	—	—	24
Changes in employee benefit related items	(3,019)	(20)	(127)	(3,166)
Income tax (expense) benefit	(49)	(1)	23	(27)
Employee benefit related items, net of tax	$(3,068)	$(21)	$(104)	$(3,193)
The amounts included in accumulated other comprehensive income (loss) for the Retirement Plan as of December 31, 2017 and 2016 were as follows:

	2017	2016
	(in thousands)
Unrecognized net loss from experience different from that assumed and effects of changes and assumptions	$(49,473)	$(46,430)
Prior service cost	(779)	(803)
	(50,252)	(47,233)
Income tax benefit	408	457
Accumulated other comprehensive loss	$(49,844)	$(46,776)
The amortization period over which we are amortizing the loss for the Retirement Plan from accumulated other comprehensive income is 32 years. The estimated prior service cost and amortization of loss for the Retirement Plan that will be amortized from accumulated other comprehensive income over the next year are $23,959 and $1.1 million, respectively.
The accumulated benefit obligation for the plan was $125.2 million and $111.3 million, respectively, as of December 31, 2017 and 2016.
The discount rates used to determine benefit obligations as of December 31, 2017 and 2016 (measurement dates) were 3.90% and 4.55%, respectively.

Benefit payments are expected to be paid as follows (in thousands):

2018	$6,517
2019	7,076
2020	5,302
2021	6,157
2022	8,040
2023-2027	39,643
Net (benefit) expense under the Retirement Plan consisted of:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Interest cost on projected benefit obligations	$4,999	$4,972	$4,816
Expected return on plan assets	(5,261)	(5,407)	(6,176)
Amortization of prior service cost	24	24	—
Recognized actuarial loss	1,097	959	979
Net pension (benefit) expense	$859	$548	$(381)
Actuarial computations used to determine net periodic costs were made utilizing the following weighted-average assumptions:

	Years Ended December 31,
	2017	2016	2015
Discount rate on benefit obligations	4.55%	4.75%	4.3%
Expected long-term rate of return on plan assets	6.0	6.5	7.0
In developing the expected long-term rate of return on plan assets of 6.0%, management considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class.
As of December 31, 2017, the mortality projection assumption has been updated to use the generational MP-2017 improvement scale. Previously, mortality was projected generationally using the MP-2016 improvements scale. The base mortality assumption remains at the RP-2014 white-collar mortality table for males and females adjusted back to 2006 using the MP-2014 improvement scale.
The Internal Revenue Service (“IRS”) recently updated the mortality tables used to determine lump sums. For fiscal year-end 2017, we reflected the actual IRS table for 2018 with assumed annual updates for years 2019 and later on the base table (RP-2014 backed off to 2006) with the assumed projection scale of MP-2017.
The Retirement Plan’s asset allocation percentages consisted of:

	December 31,
	2017	2016
Equity	66%	61%
Debt securities	15	18
Other	19	21
	100%	100%
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
See Note 9, Fair Value for a description of how we measure the fair value of our plan assets.
The valuation of our Retirement Plan assets by pricing observability levels as of December 31, 2017 and 2016 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2017
Cash	$91	$—	$—	$91
Fixed income mutual funds	23,696	—	—	23,696
Equity mutual fund	29,352	—	—	29,352
Equity securities	25,191	—	—	25,191
Total assets in the fair value hierarchy	78,330	—	—	78,330
Investments measured at net assets value	—	—	—	22,376
Investments at fair value	$78,330	$—	$—	$100,706

December 31, 2016
Cash	$344	$—	$—	$344
Fixed income mutual funds	21,441	—	—	21,441
Equity mutual fund	25,037	—	—	25,037
Equity securities	20,690	—	—	20,690
Total assets in the fair value hierarchy	67,512	—	—	67,512
Investments measured at net assets value	—	—	—	19,187
Investments at fair value	$67,512	$—	$—	$86,699
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
18. Long-term Incentive Compensation Plans
We maintain an unfunded, non-qualified incentive compensation program known as the AllianceBernstein Incentive Compensation Award Program (“Incentive Compensation Program”), under which annual awards may be granted to eligible employees. See Note 2, "Summary of Significant Accounting Policies – Long-Term Incentive Compensation Plans" for a discussion of the award provisions.
Under the Incentive Compensation Program, we made awards in 2017, 2016 and 2015 aggregating $168.2 million, $157.8 million and $178.8 million, respectively. The amounts charged to employee compensation and benefits for the years ended December 31, 2017, 2016 and 2015 were $172.8 million, $153.8 million and $171.7 million, respectively.
Effective as of September 30, 2017, we established the AB 2017 Long Term Incentive Plan (“2017 Plan”), which was adopted at a special meeting of AB Holding Unitholders held on September 29, 2017. The following forms of awards may be granted to employees and Eligible Directors under the 2017 Plan: (i) restricted AB Holding Units or phantom restricted AB Holding Units (a “phantom” award is a contractual right to receive AB Holding Units at a later date or upon a specified event); (ii) options to buy AB Holding Units; and (iii) other AB Holding Unit-based awards (including, without limitation, AB Holding Unit appreciation rights and performance awards). The purpose of the 2017 Plan is to promote the interest of AB by: (i) attracting and retaining talented officers, employees and directors, (ii) motivating such officers, employees and directors by means of performance-related incentives to achieve longer-range business and operational goals, (iii) enabling such officers, employees and directors to participate in the long-term growth and financial success of AB, and (iv) aligning the interests of such officers, employees and directors with those of AB Holding Unitholders. The 2017 Plan will expire on September 30, 2027, and no awards under the 2017 Plan will be made after that date. Under the 2017 Plan, the aggregate number of AB Holding Units with respect to which awards may be granted is 60 million, including no more than 30 million newly-issued AB Holding Units.
As of December 31, 2017, no options to buy AB Holding Units had been granted and 6,146,256 AB Holding Units, net of withholding tax requirements, were subject to other AB Holding Unit awards made under the 2017 Plan or an equity compensation plan with similar terms that was canceled in 2017. AB Holding Unit-based awards (including options) in respect of 53,853,744 AB Holding Units were available for grant as of December 31, 2017.
The AllianceBernstein 2010 Long Term Incentive Plan, as amended, was canceled on September 30, 2017. The awards and terms under the 2010 Long Term Incentive Plan were substantially similar to the 2017 Plan.
Option Awards
Options granted to employees generally are exercisable at a rate of 20% of the AB Holding Units subject to such options on each of the first five anniversary dates of the date of grant; options granted to Eligible Directors generally are exercisable at a rate of 33.3% of the AB Holding Units subject to such options on each of the first three anniversary dates of the date of grant. There were no options to buy AB Holding Units awarded during 2017, either to employees or Eligible Directors. Options to buy AB Holding Units (including grants to Eligible Directors) in prior years were granted as follows: 54,546 options were granted during 2016 and 29,056 options were granted during 2015. The weighted average fair value of options to buy AB Holding Units granted during 2016 and 2015 were $2.75 and $4.13, respectively, on the date of grant, determined using the Black-Scholes option valuation model with the following assumptions:

	2016	2015
Risk-free interest rate	1.3%	1.5%
Expected cash distribution yield	7.1%	7.1%
Historical volatility factor	31.0%	32.1%
Expected term	6.0 years	6.0 years
The risk-free interest rate is based on the U.S. Treasury Bond yield for the appropriate expected term. The expected cash distribution yield is based on the average of our distribution yield over the past four quarters. The historical volatility factor represents our historical Unit price over the same period as our expected term. Due to a lack of sufficient historical data, we have chosen to use the simplified method to calculate the expected term of options.

The option-related activity in our equity compensation plans during 2017 is as follows:

	Options to Buy AB Holding Units	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	5,085,043	$49.45	2.0
Granted	—	—
Exercised	(1,179,860)	17.04
Forfeited	—	—
Expired	(822,713)	84.96
Outstanding as of December 31, 2017	3,082,470	52.37	1.2	$—
Exercisable as of December 31, 2017	3,018,236	52.97	1.1	—
Vested or expected to vest as of December 31, 2017	3,082,470	52.37	1.2	—
The aggregate intrinsic value as of December 31, 2017 of options outstanding, exercisable and expected to vest is negative, and is therefore presented as zero in the table above. The total intrinsic value of options exercised during 2017, 2016 and 2015 was $8.3 million, $2.1 million and $7.0 million, respectively.
Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the options awarded (determined using the Black-Scholes option valuation model) and is recognized over the required service period. We recorded compensation expense relating to option grants of zero, $0.2 million and $0.1 million, respectively, for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, there was no compensation expense related to unvested option grants not yet recognized in the consolidated statement of income.
Restricted AB Holding Unit Awards
In 2017, 2016 and 2015, the Board granted restricted AB Holding Unit awards to Eligible Directors. These AB Holding Units give the Eligible Directors, in most instances, all the rights of other AB Holding Unitholders, subject to such restrictions on transfer as the Board may impose. We awarded 50,252, 46,382 and 26,468 restricted AB Holding Units, respectively, in 2017, 2016 and 2015 with grant date fair values per restricted AB Holding Unit of $21.25 and $24.80 in 2017, $22.64 in 2016 and $31.74 in 2015. All of the restricted AB Holding Units vest ratably over three or four years. We fully expensed these awards on each grant date, as there is no service requirement. We recorded compensation expense relating to these awards of $1.1 million, $1.1 million and $0.8 million, respectively, for the years ended December 31, 2017, 2016 and 2015.
On April 28, 2017, the Board removed Peter Kraus from his position as Chairman of the Board and Chief Executive Officer ("CEO"). As part of his June 2012 employment agreement he was granted 2.7 million restricted AB Holding Units, which were scheduled to vest ratably over the employment term (January 3, 2014 through January 2, 2019). Under US GAAP, the compensation expense for the AB Holding Unit award under the employment agreement of $33.1 million (based on the $12.17 grant date AB Holding Unit price) was being amortized on a straight-line basis over 6.5 years, beginning on the grant date. As a result of his removal we accelerated the vesting on his remaining two tranches and delivered the AB Holding Units to him in June 2017. We recorded compensation expense relating to Mr. Kraus's restricted AB Holding Unit grants of $10.2 million, $5.1 million and $5.1 million for the years ended December 31, 2017, 2016 and 2015.
On April 28, 2017, Seth Bernstein was appointed President and CEO to provide services pursuant to an employment agreement effective May 1, 2017. In connection with the commencement of his employment, Mr. Bernstein was granted restricted AB Holding Units with a grant date fair value of $3.5 million (164,706 AB Holding Units based on the $21.25 grant date AB Holding Unit price on May 16, 2017) and a four-year service requirement. Mr. Bernstein's restricted AB Holding Units vest ratably on each of the first four anniversaries of his commencement date and will be delivered to Mr. Bernstein as soon as administratively feasible after May 1, 2021, subject to accelerated vesting clauses in his employment agreement. We recorded compensation expense relating to Mr. Bernstein's restricted AB Holding Unit grant of $0.6 million for the year ended December 31, 2017.
Under the Incentive Compensation Program, we awarded 6.3 million restricted AB Holding Units in 2017 (which included 6.1 million restricted AB Holding Units in December for the 2017 year-end awards as well as 0.2 million additional restricted AB Holding Units granted during the year relating to the 2016 year-end awards), 6.1 million restricted AB Holding Units in 2016

(substantially all of which were restricted AB Holding Units granted in December for the 2016 year-end awards as well as minimal restricted AB Holding Units granted during the year relating to the 2015 year-end awards) and 7.2 million restricted AB Holding Units in 2015 (which included 7.0 million restricted AB Holding Units granted in December for the 2015 year-end awards and 0.2 million additional restricted AB Holding Units granted during the year relating to the 2014 year-end awards). The grant date fair values per restricted AB Holding Unit ranged between $23.00 and $24.95 in 2017, and were $19.45 and $23.20 in 2016 and $23.02 and $24.24 in 2015. Restricted AB Holding Units awarded under the Incentive Compensation Program vest 25% on December 1st of each of the four years immediately subsequent to the year in which the award is granted.
We also award restricted AB Holding Units in connection with certain employment and separation agreements with vesting schedules ranging between two and five years. The fair value of the restricted AB Holding Units is amortized over the required service period as employee compensation expense. We awarded 1.8 million, 1.0 million and 0.2 million restricted AB Holding Units in 2017, 2016 and 2015, respectively, with grant date fair values per restricted AB Holding Unit ranging between $21.25 and $25.65 in 2017, $18.67 and $25.34 in 2016 and $25.36 and $32.71 in 2015. We recorded compensation expense relating to restricted AB Holding Unit grants in connection with certain employment and separation agreements of $21.6 million, $11.2 million and $9.9 million, respectively, for the years ended December 31, 2017, 2016 and 2015.
Changes in unvested restricted AB Holding Units during 2017 are as follows:

	AB Holding Units	Weighted Average Grant Date Fair Value per AB Holding Unit
Unvested as of December 31, 2016	19,146,041	$22.60
Granted	8,325,381	24.49
Vested	(8,170,527)	21.66
Forfeited	(227,985)	23.14
Unvested as of December 31, 2017	19,072,910	23.82
The total grant date fair value of restricted AB Holding Units that vested during 2017, 2016 and 2015 was $177.0 million, $159.4 million and $156.4 million, respectively. As of December 31, 2017, the 19,072,910 unvested restricted AB Holding Units consist of 15,827,524 restricted AB Holding Units that do not have a service requirement and have been fully expensed on the grant date and 3,245,386 restricted AB Holding Units that have a service requirement and will be expensed over the required service period. As of December 31, 2017, there was $56.8 million of compensation expense related to unvested restricted AB Holding Unit awards granted and not yet recognized in the consolidated statement of income. We expect to recognize the expense over a weighted average period of 3.0 years.
19. Units Outstanding
Changes in AB Units outstanding for the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
Outstanding as of January 1,	268,893,534	272,301,827
Options exercised	1,179,860	358,262
Units issued	5,546,695	4,455,944
Units retired(1)	(6,960,756)	(8,222,499)
Outstanding as of December 31,	268,659,333	268,893,534
(1) During 2017 and 2016, we purchased 44,000 and 15,998 AB Units, respectively, in private transactions and retired them.

20. Income Taxes
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
We determined reasonable estimates for certain effects of the Tax Cuts and Jobs Act (“2017 Tax Act”) enacted on December 22, 2017 and recorded those estimates as provisional amounts in our 2017 financial statements. In accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”), the adjustments to deferred tax assets and liabilities and the liability related to the transition tax are provisional amounts estimated based on information available as of December 31, 2017. These amounts are subject to change as we obtain information necessary to complete the calculations. We will recognize any changes to the provisional amounts as we refine our estimates and as the tax authorities issue further guidance and interpretations of the 2017 Tax Act.

The major provisions of the 2017 Tax Act that had, or could have, a significant impact on our income tax balance sheet and income statement accounts are as follows:

•
We recorded an approximate $22.5 million charge to our 2017 income tax expense to account for deemed repatriation of foreign earnings. The determination of the transition tax requires further analysis regarding the amount and composition of our historical foreign earnings.

•
We recorded an approximate $3.3 million charge to our 2017 income tax expense to reduce our deferred tax assets due to lower future corporate tax rates. We will recognize any changes to the provisional amounts as we refine our estimates of our cumulative temporary differences.

Earnings before income taxes and income tax expense consist of:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Earnings before income taxes:
United States	$634,515	$614,261	$520,282
Foreign	139,395	108,904	110,817
Total	$773,910	$723,165	$631,099
Income tax expense:
Partnership UBT	$2,986	$5,363	$8,027
Corporate subsidiaries:
Federal	18,079	291	7,957
State and local	803	1,064	661
Foreign	29,365	28,158	26,822
Current tax expense	51,233	34,876	43,467
Deferred tax (benefit)	1,877	(6,557)	1,330
Income tax expense	$53,110	$28,319	$44,797

The principal reasons for the difference between the effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31,
	2017		2016		2015
	(in thousands)
UBT statutory rate	$30,956	4.0%	$28,927	4.0%	$25,244	4.0%
Corporate subsidiaries’ federal, state, local and foreign income taxes	22,162	2.9	17,907	2.5	31,223	4.9
2017 federal tax reform enactment	25,846	3.3	—	—	—	—
Effect of ASC 740 adjustments, miscellaneous taxes, and other	(5,155)	(0.7)	(1,070)	(0.2)	2,965	0.5
Income not taxable resulting from use of UBT business apportionment factors	(20,699)	(2.6)	(17,445)	(2.4)	(14,635)	(2.3)
Income tax expense and effective tax rate	$53,110	6.9	$28,319	3.9	$44,797	7.1
We recognize the effects of a tax position in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based on its technical merits and their applicability to the facts and circumstances of the tax position. In making this assessment, we assume that the taxing authority will examine the tax position and have full knowledge of all relevant information.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Balance as of beginning of period	$12,596	$12,004	$11,311
Additions for prior year tax positions	—	—	—
Reductions for prior year tax positions	(1,849)	—	—
Additions for current year tax positions	—	592	693
Reductions for current year tax positions	—	—	—
Reductions related to closed years/settlements with tax authorities	(2,269)	—	—
Balance as of end of period	$8,478	$12,596	$12,004
The amount of unrecognized tax benefits as of December 31, 2017, 2016 and 2015, when recognized, is recorded as a reduction to income tax expense and reduces the company’s effective tax rate.
Interest and penalties, if any, relating to tax positions are recorded in income tax expense on the consolidated statements of income. The total amount of interest expense (credit) recorded in income tax expense during 2017, 2016 and 2015 was $0.3 million, $0.7 million and $0.4 million, respectively. The total amount of accrued interest recorded on the consolidated statements of financial condition as of December 31, 2017, 2016 and 2015 is $0.7 million, $1.7 million and $1.0 million, respectively. There were no accrued penalties as of December 31, 2017, 2016 or 2015.
As of December 31, 2017 the company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for any year prior to 2013.
As a result of the settlement of the New York City UBT tax audit for the years 2010 - 2012, the gross unrecognized tax benefit was reduced by approximately $2.3 million. The company also reduced the amount of accrued interest by $0.4 million.
Currently, there are no income tax examinations at our significant non-U.S. subsidiaries. Years that remain open and may be subject to examination vary under local law, and range from one to seven years.
At December 31, 2017, it is reasonably possible that $5.1 million of our unrecognized tax benefits will change within the next twelve months due to the expiration of the statute of limitations.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the net deferred tax asset (liability) is as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred tax asset:
Differences between book and tax basis:
Benefits from net operating loss carryforwards	$3,405	$4,441
Long-term incentive compensation plans	21,204	25,263
Investment basis differences/net unrealized losses	6,079	2,750
Depreciation and amortization	2,026	2,222
Other, primarily accrued expenses deductible when paid	3,378	3,588
	36,092	38,264
Less: valuation allowance	(497)	(462)
Deferred tax asset	35,595	37,802
Deferred tax liability:
Differences between book and tax basis:
Intangible assets	6,103	6,302
Other	891	1,960
Deferred tax liability	6,994	8,262
Net deferred tax asset	$28,601	$29,540
Valuation allowances of $0.5 million were established as of December 31, 2017 and 2016, primarily due to the uncertainty of realizing certain net operating loss ("NOL") carryforwards given the future losses expected to be incurred by the applicable subsidiaries. We had NOL carryforwards at December 31, 2017 of approximately $38.7 million in certain foreign locations with an indefinite expiration period. As of December 31, 2016, we had NOL carryforwards of approximately $43.1 million in certain foreign locations with an indefinite expiration period.
The deferred tax asset is included in other assets on the consolidated statement of financial condition. Management has determined that realization of the net deferred tax asset is more likely than not based on anticipated future taxable income.
In accordance with the recently enacted 2017 Tax Act, we provided a $22.5 million provisional charge to our 2017 income tax expense on the deemed repatriation of earnings associated with non-U.S. corporate subsidiaries. Therefore, we are no longer asserting permanent reinvestment of earnings overseas. Per SAB 118, we are still evaluating the remaining income tax effects on the reversal of the indefinite reinvestment assertion as a result of the 2017 Tax Act. We will recognize any changes to the provisional amounts of income taxes recorded in 2017 as the effects are quantified.
21. Business Segment Information
Management has assessed the requirements of ASC 280, Segment Reporting, and determined that, because we utilize a consolidated approach to assess performance and allocate resources, we have only one operating segment. Enterprise-wide disclosures as of and for the years ended December 31, 2017, 2016 and 2015 were as follows:

Services
Net revenues derived from our investment management, research and related services were as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Institutions	$476,235	$422,060	$435,205
Retail	1,423,891	1,261,907	1,362,541
Private Wealth Management	787,362	711,599	689,853
Bernstein Research Services	449,919	479,875	493,463
Other	186,279	162,461	42,986
Total revenues	3,323,686	3,037,902	3,024,048
Less: Interest expense	25,165	9,123	3,321
Net revenues	$3,298,521	$3,028,779	$3,020,727
Our AllianceBernstein Global High Yield Portfolio, an open-end fund incorporated in Luxembourg (ACATEUH: LX), generated approximately 11%, 10% and 11% of our investment advisory and service fees and 12%, 10% and 12% of our net revenues during 2017, 2016 and 2015, respectively.
Geographic Information
Net revenues and long-lived assets, related to our U.S. and international operations, as of and for the years ended December 31, were as follows:

	2017	2016	2015
	(in thousands)
Net revenues:
United States	$1,958,844	$1,901,571	$1,829,518
International	1,339,677	1,127,208	1,191,209
Total	$3,298,521	$3,028,779	$3,020,727
Long-lived assets:
United States	$3,313,958	$3,388,221
International	46,221	36,539
Total	$3,360,179	$3,424,760
Major Customers
Company-sponsored mutual funds are distributed to individual investors through broker-dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries. Certain subsidiaries of AXA, including AXA Advisors, LLC, have entered into selected dealer agreements with AllianceBernstein Investments and have been responsible for 1%, 2% and 4% of our open-end mutual fund sales in 2017, 2016 and 2015, respectively. HSBC was responsible for approximately 9% and 12% of our open-end mutual fund sales in 2017 and 2016, respectively. Neither AXA or HSBC is under any obligation to sell a specific amount of AB Fund shares and each also sells shares of mutual funds that it sponsors and that are sponsored by unaffiliated organizations.
AXA and the general and separate accounts of AXA Equitable (including investments by the separate accounts of AXA Equitable in the funding vehicle EQ Advisors Trust) accounted for approximately 5% of our total revenues for each of the years ended December 31, 2017, 2016 and 2015. No single institutional client other than AXA and its subsidiaries accounted for more than 1% of our total revenues for the years ended December 31, 2017, 2016 and 2015.

22. Related Party Transactions
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

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Investment advisory and services fees	$1,148,467	$998,892	$1,056,227
Distribution revenues	397,674	371,604	415,380
Shareholder servicing fees	73,310	76,201	85,207
Other revenues	6,942	6,253	4,939
Bernstein Research Services	13	5	4
AXA and its Subsidiaries
We provide investment management and certain administration services to AXA and its subsidiaries. In addition, AXA and its subsidiaries distribute company-sponsored mutual funds, for which they receive commissions and distribution payments. Sales of company-sponsored mutual funds through AXA and its subsidiaries aggregated approximately $0.5 billion, $0.8 billion and $1.1 billion for the years ended December 31, 2017, 2016 and 2015, respectively. Also, we are covered by various insurance policies maintained by AXA and its subsidiaries and we pay fees for technology and other services provided by AXA and its subsidiaries. Aggregate amounts included in the consolidated financial statements for transactions with AXA and its subsidiaries, as of and for the years ended December 31, are as follows:

	2017	2016	2015
	(in thousands)
Revenues:
Investment advisory and services fees	$157,430	$150,016	$149,035
Bernstein Research Services	403	583	694
Distribution revenues	13,387	12,145	11,541
Other revenues	1,130	969	912
	$172,350	$163,713	$162,182
Expenses:
Commissions and distribution payments to financial intermediaries	$19,202	$16,077	$16,140
General and administrative	12,428	16,315	17,680
Other	1,696	1,653	1,483
	$33,326	$34,045	$35,303
Balance Sheet:
Institutional investment advisory and services fees receivable	$13,806	$11,826
Prepaid expenses	2,905	1,461
Other due to AXA and its subsidiaries	(19,666)	(5,325)
	$(2,955)	$7,962
AllianceBernstein Venture Fund I, L.P. was launched during 2006. It seeks to achieve its investment objective, which is long-term capital appreciation through equity and equity-related investments, by acquiring early-stage growth companies in private transactions. One of our subsidiaries is the general partner of the fund and, as a result, the fund is included in our consolidated financial statements, with approximately $0.1 million and $32.7 million of investments in the consolidated statements of financial condition as of December 31, 2017 and 2016, respectively. AXA Equitable holds a 10% limited partnership interest in this fund.
We maintain an unfunded, non-qualified long-term incentive compensation plan known as the Capital Accumulation Plan and also have assumed obligations under contractual unfunded long-term incentive compensation arrangements covering certain former executives (“Contractual Arrangements”). The Capital Accumulation Plan was frozen on December 31, 1987, since which date no additional awards have been made. The Board may terminate the Capital Accumulation Plan at any time without cause, in which case our liability would be limited to benefits that have vested. Payment of vested benefits under both the Capital Accumulation Plan and the Contractual Arrangements generally will be made over a ten-year period commencing at retirement age. The General Partner is obligated to make capital contributions to AB in amounts equal to benefits paid under the Capital Accumulation Plan and the Contractual Arrangements. Amounts paid by the General Partner to AB for the Capital Accumulation Plan and the Contractual Arrangements for the years ended December 31, 2017, 2016 and 2015 were $0.3 million, $1.2 million and $1.6 million, respectively.
Other Related Parties
The consolidated statements of financial condition include a net receivable from AB Holding as a result of cash transactions for fees and expense reimbursements. The net receivable balance included in the consolidated statements of financial condition as of December 31, 2017 and 2016 was $11.1 million and $12.0 million, respectively.
23. Acquisitions
Acquisitions are accounted for under ASC 805, Business Combinations.
On September 23, 2016, we acquired a 100% ownership interest in Ramius Alternative Solutions LLC ("RASL"), a global alternative investment management business that, as of the acquisition date, had approximately $2.5 billion in AUM. RASL offers a range of customized alternative investment and advisory solutions to a global institutional client base. On the acquisition date, we made a cash payment of $20.5 million and recorded a contingent consideration payable of $11.9 million based on projected fee revenues over a five-year measurement period. The excess of the purchase price over the current fair value of identifiable net assets acquired resulted in the recognition of $21.9 million of goodwill. We recorded $10.0 million of finite-lived intangible assets relating to investment management contracts.
On June 20, 2014, we acquired an 81.7% ownership interest in CPH Capital Fondsmaeglerselskab A/S (“CPH”), a Danish asset management firm that managed approximately $3 billion in global core equity assets for institutional investors, for a cash payment of $64.4 million and a contingent consideration payable of $9.4 million based on projected assets under management levels over a three-year measurement period. The excess of the purchase price over the fair value of identifiable assets acquired resulted in the recognition of $58.1 million of goodwill. We recorded $24.1 million of finite-lived intangible assets relating to separately-managed account relationships and $3.5 million of indefinite-lived intangible assets relating to an acquired fund’s investment contract. We also recorded redeemable non-controlling interests of $16.5 million relating to the fair value of the portion of CPH we did not own. During 2017, 2016 and 2015, we purchased additional shares of CPH, bringing our ownership interest to 93.6% as of December 31, 2017.
The 2016 and 2014 acquisitions have not had a significant impact on 2017, 2016 or 2015 revenues and earnings. As a result, we have not provided supplemental pro forma information.

24. Non-controlling Interests
Non-controlling interest in net income for the years ended December 31, 2017, 2016 and 2015 consisted of the following:

	2017	2016	2015
	(in thousands)

Non-redeemable non-controlling interests:
Consolidated company-sponsored investment funds	9,353	11,086	—
Consolidated private equity fund	—	—	5,940
Other	279	312	435
Total non-redeemable non-controlling interest	9,632	11,398	6,375
Redeemable non-controlling interests:
Consolidated company-sponsored investment funds	48,765	10,090	—
Total non-controlling interest in net income (loss)	$58,397	$21,488	$6,375

Non-redeemable non-controlling interest as of December 31, 2017 and 2016 consisted of the following:

	2017	2016
	(in thousands)

Consolidated company-sponsored investment funds	$757	$34,622
Other	807	1,550
Total non-redeemable non-controlling interest	$1,564	$36,172

Redeemable non-controlling interest as of December 31, 2017 and 2016 consisted of the following:

	2017	2016
	(in thousands)

Consolidated company-sponsored investment funds	$596,223	$384,294
CPH Capital Fondsmaeglerselskab A/S acquisition	5,364	8,665
Total redeemable non-controlling interest	$601,587	$392,959

25. Quarterly Financial Data (Unaudited)

	Quarters Ended 2017
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)
Net revenues	$919,141	$812,150	$802,313	$764,917
Net income attributable to AB Unitholders	$246,409	$140,954	$135,103	$139,937
Basic net income per AB Unit(1)	$0.92	$0.53	$0.50	$0.52
Diluted net income per AB Unit(1)	$0.92	$0.52	$0.50	$0.51
Cash distributions per AB Unit(2)(3)	$0.91	$0.58	$0.56	$0.52

	Quarters Ended 2016
	December 31	September 30	June 30	March 31
	(in thousands, except per unit amounts)
Net revenues	$786,256	$747,591	$725,806	$769,126
Net income attributable to AB Unitholders	$224,538	$158,035	$124,501	$166,284
Basic net income per AB Unit(1)	$0.83	$0.58	$0.46	$0.61
Diluted net income per AB Unit(1)	$0.83	$0.58	$0.46	$0.60
Cash distributions per AB Unit(2)(3)	$0.73	$0.51	$0.46	$0.45

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

Management assessed the effectiveness of AB Holding’s and AB’s internal control over financial reporting as of December 31, 2017. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (“COSO criteria”).

Based on its assessment, management concluded that, as of December 31, 2017, each of AB Holding and AB maintained effective internal control over financial reporting based on the COSO criteria.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the 2017 financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of each of AB Holding’s and AB’s internal control over financial reporting as of December 31, 2017. These reports can be found in Item 8.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information

Both AB and AB Holding reported all information required to be disclosed on Form 8-K during the fourth quarter of 2017.

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

Board of Directors

Our Board currently consists of 11 members, including our President and CEO, our Chairman of the Board, the Chairman of the Board of AXA, two senior executives of AXA Equitable Holdings, and six independent directors. While we do not have a formal, written diversity policy in place, we believe that an effective board consists of a diverse group of individuals who collectively possess a variety of complementary skills and perspectives and who will work together to provide a board with the needed leadership and experience to successfully guide our company. As set forth in its charter, the Corporate Governance Committee of the Board (“Governance Committee”) assists the Board in identifying and evaluating such candidates, determining Board composition, developing and monitoring a process to assess Board effectiveness, developing and implementing corporate governance guidelines, and reviewing programs relating to matters of corporate responsibility.

As we indicate below, our directors have a combined wealth of leadership experience derived from extensive service leading large, complex organizations in their roles as either senior executives or board members, as well as in government and academia. Each of our directors has the integrity, business judgment, collegiality and commitment that are among the essential characteristics for a member of our Board. Collectively, they have substantive knowledge and skills applicable to our business, including expertise in areas such as regulation; public accounting and financial reporting; finance; risk management; business development; operations; information technology; strategic planning; management development, succession planning and compensation; corporate governance; public policy; and international matters.

As of February 13, 2018, our directors are as follows:

Robert B. Zoellick
Mr. Zoellick, age 64, was appointed Non-Executive Chairman of the Board in April 2017. From 2013 to 2016, Mr. Zoellick chaired Goldman Sachs Group’s International Advisors. From 2007 to 2012, he served as the 11th president of the World Bank, and from 2006 to 2007, was vice chairman, international, of Goldman Sachs Group and chairman of Goldman Sachs's International Advisors. Mr. Zoellick served as Deputy Secretary of the U.S. Department of State from 2005 to 2006, and was U.S. Trade Representative from 2001 to 2005. He also held several positions in the Reagan and George H. W. Bush administrations, serving as Under Secretary of State for Economic and Agricultural Affairs, Counselor of the State Department, White House Deputy Chief of Staff, Counselor to the Secretary of the Treasury, and Deputy Assistant Secretary of the Treasury for Financial Institutions Policy. From 1993 to 1997, Mr. Zoellick was executive vice president for Housing and Law at Fannie Mae. Mr. Zoellick has served on the Board of Directors of Temasek, a sovereign wealth fund of Singapore, since 2013, and as Senior Fellow, Belfer Center, JFK School of Government at Harvard University, since 2012.

Mr. Zoellick brings to the Board the in-depth knowledge of world affairs and financial services he has developed through his years of service with the U.S. government, as the former president of the World Bank and through the various positions he held with Goldman Sachs.
Seth P. Bernstein
Mr. Bernstein, age 56, was appointed President and Chief Executive Officer in April 2017 and began serving in this role on May 1, 2017. Prior to his appointment, he had a distinguished 32 year career at JPMorgan Chase, most recently as managing director and global head of Managed Solutions and Strategy at J.P. Morgan Asset Management. In this role, Mr. Bernstein was responsible for the management of all discretionary assets within the Private Banking client segment. Among other roles, he served as managing director and global head of Fixed Income and Currency for 10 years, concluding in 2012. Prior to that, Mr. Bernstein held the position of chief financial officer at JPMorgan Chase’s Investment Management and Private Banking division. Mr. Bernstein is a member of the Board of Managers of Haverford College, New York.

Mr. Bernstein brings to the Board the diverse financial services experience he developed through his extensive service at JPMorgan Chase.
Paul L. Audet
Mr. Audet, age 64, was appointed a Director of AB in November 2017. He is the Founder and a Managing Member of Symmetrical Ventures, a venture capital firm specializing in growth capital investments in the technology sector. The firm evaluates investment opportunities in start-ups and development-stage enterprises that aim to transform traditional business models through disruptive technologies. Previously, Mr. Audet served as a senior managing director at BlackRock, retiring in 2014 after a 35-year career in the financial services industry. During his BlackRock tenure, he held a number of executive leadership roles, including chief financial officer for nine years and head of the company’s US active mutual funds, global real estate and global cash-management businesses. Mr. Audet’s affiliation with BlackRock started in 1994 when, as director of mergers and acquisitions for PNC Financial Services, he led the acquisition of BlackRock. He began his professional career in 1977 at PricewaterhouseCoopers and worked at PaineWebber and First Fidelity Bancorporation before moving on to BlackRock and PNC.

Mr. Audet brings to the Board the extensive financial services experience he has developed through his executive leadership roles at BlackRock.
Ramon de Oliveira
Mr. de Oliveira, age 63, was appointed a Director of AB in April 2017, and has been a Director of AXA S.A., AXA Financial, AXA Equitable and MONY Life Insurance Company of America since 2011. Additionally, he serves as Managing Director of the consulting firm Investment Audit Practice. Previously, Mr. de Oliveira held several executive positions at J.P. Morgan & Co. over the course of a 24-year tenure, including five years as chairman and chief executive officer of J.P. Morgan Investment Management. He was also a member of J.P. Morgan’s Management Committee from its inception in 1995.

Mr. de Oliveira brings to the Board the extensive buy-side and sell-side financial services experience he has developed through his executive leadership roles at JPMorgan Chase and Investment Audit Practice.
Denis Duverne
Mr. Duverne, age 64, was elected a Director of the General Partner in February 1996. On September 1, 2016, he was appointed Chairman of the Board of AXA after having served as Deputy CEO of AXA and a member of the Board of Directors of AXA since April 2010, when AXA changed its governance structure. Mr. Duverne was a member of the AXA Management Board from February 2003 through April 2010. He was CFO of AXA from May 2003 through December 2009. From January 2000 to May 2003, Mr. Duverne served as Group Executive Vice President-Finance, Control and Strategy. Mr. Duverne joined AXA as Senior Vice President in 1995.

Mr. Duverne brings to the Board the highly diverse experience he has attained from the many key roles he has served for AXA.

Barbara Fallon-Walsh
Ms. Fallon-Walsh, age 65, was appointed a Director of AB in April 2017, and has been a Director of AXA Financial, AXA Equitable Life and MONY Life Insurance Company of America since 2012. She previously served as a director of AXA Investment Managers, AXA IM and AXA Rosenberg Group. Before that, Ms. Fallon-Walsh held several executive positions at the Vanguard Group between 1995 and her retirement in 2012. She began her career and held various executive positions at Security Pacific Bank, which was acquired by Bank of America in 1992.

Ms. Fallon-Walsh brings to the Board the extensive financial services and insurance experience she has developed through her executive leadership roles at various AXA subsidiaries and the Vanguard Group.

Daniel G. Kaye
Mr. Kaye, age 63, was appointed a Director of AB in April 2017. He has been a Director of AXA Insurance Company since 2017 and has been a Director of AXA Financial, AXA Equitable and MONY Life Insurance Company of America since 2015. From January 2013 to May 2014, he served as interim chief financial officer and treasurer of HealthEast Care System. Mr. Kaye retired from Ernst & Young in 2012 after a 35-year career, including 25 years as an audit partner. During his tenure at E&Y, Mr. Kaye served as the New England Area Managing Partner and the Midwest Area Managing Partner of Assurance. Mr. Kaye is a Certified Public Accountant and a National Association of Corporate Directors Board Leadership Fellow.

Mr. Kaye brings to the Board the extensive financial expertise he developed through his career at Ernst & Young and his directorships at various AXA subsidiaries.
Shelley B. Leibowitz
Ms. Leibowitz, age 56, was appointed a Director of AB in November 2017. A leader among technology professionals, she currently serves as an advisor to senior executives and boards of directors in the areas of technology oversight and cybersecurity best practices. Prior to starting her current firm, SL Advisory, she served as group chief information officer for the World Bank, where she directed all aspects of technology (including strategy, innovation and support) across the bank’s more than 180 group offices based in Washington, DC, and around the world. Ms. Leibowitz has also served as chief information officer at Investment Risk Management, Morgan Stanley, Greenwich Capital Markets and other financial institutions. She currently sits on the board of E*TRADE Financial and serves as an Advisor to security intelligence firm Endgame. Ms. Leibowitz is a member of the Council on Foreign Relations, and on the Visiting Committee for the Center for Development Economics at Williams College.

Ms. Leibowitz brings to the Board her extensive experience in financial services as a seasoned chief information officer and her track record of strategy formulation and effective execution in the public and private sectors.
Anders Malmstrom
Mr. Malmstrom, age 49, was appointed a Director of AB in April 2017. He is Senior Executive Vice President and Chief Financial Officer of AXA Equitable Holdings, AXA Financial and AXA Equitable. Mr. Malmstrom is also a member of AXA Equitable's Executive Committee. He joined AXA in 2012 from AXA Winterthur in Switzerland, where he was a member of the Executive Board and head of the Life Department. Before joining AXA Winterthur in 2009, Mr. Malmstrom was head of product management, Group Life Insurance, at Swiss Life in Zurich.

Mr. Malmstrom brings to the Board the significant experience in insurance and financial services he has developed in senior executive roles with various AXA entities and at Swiss Life.

Das Narayandas
Mr. Narayandas, age 57, was appointed a Director of AB in November 2017. He is the Edsel Bryant Ford Professor of Business Administration at Harvard Business School ("HBS"), where he has been a faculty member since 1994. Mr. Narayandas also currently serves as the Senior Associate Dean and Chairman of Harvard Business School Publishing, and as the Senior Associate Dean of HBS External Relations. He previously served as the senior associate dean of HBS Executive Education, and as chair of the HBS Executive Education Advanced Management Program and the Program for Leadership Development, as well as course head of the required first-year marketing course in the MBA program. Mr. Narayandas has received the award for teaching excellence from the graduating HBS MBA class on several occasions. Other awards he has received include the Robert F. Greenhill Award for Outstanding Service to the HBS Community, the Charles M. Williams Award for Excellence in Teaching and the Apgar Award for Innovation in Teaching. His scholarship has focused on market-facing issues in traditional business-to-business marketing and professional service firms, including client management strategies, delivering service excellence, product-line management and channel design. Mr. Narayandas currently serves on the board of Titan Company Limited, a leading Indian brand marketer operating in the watch, jewelry, eyewear and wearable accessories segments.

Mr. Narayandas brings to the Board his wealth of experience at the highest level of academia in the U.S.
Mark Pearson
Mr. Pearson, age 59, was elected a Director of the General Partner in February 2011. Also during February 2011, he became Director and President of AXA Equitable Holdings, Director, CEO and President of AXA Financial, and Chairman and CEO of AXA Equitable. In September 2013, Mr. Pearson became President of AXA Equitable and, in November 2017, be was named CEO of AXA Equitable Holdings. In addition, he is a member of AXA's current Management Committee, as established in July 2016.

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

Executive Officers (other than Mr. Bernstein)

Kate C. Burke, Head of Human Capital and Chief Talent Officer
Ms. Burke, age 46, has been Head of Human Capital and Chief Talent Officer since February 2016. She joined our firm in 2004 as an institutional equity salesperson with Bernstein Research Services and has held various managerial roles since that time. Prior to joining AB, Ms. Burke was a consultant at A.T. Kearney, where she focused on strategy, organizational design and change management.

Laurence E. Cranch, General Counsel
Mr. Cranch, age 71, has been our General Counsel since he joined our firm in 2004. Prior to joining AB, Mr. Cranch was a partner of Clifford Chance, an international law firm. Mr. Cranch joined Clifford Chance in 2000 when Rogers & Wells, a New York law firm of which he was Managing Partner, merged with Clifford Chance.

James A. Gingrich, COO
Mr. Gingrich, age 59, joined our firm in 1999 as a senior research analyst with Bernstein Research Services and has been our firm’s COO since December 2011. Prior to becoming COO, Mr. Gingrich held senior managerial positions in Bernstein Research Services, including Chairman and CEO from February 2007 to November 2011 and Global Director of Research from December 2002 to January 2007.

John C. Weisenseel, CFO
Mr. Weisenseel, age 58, joined our firm in May 2012 as Senior Vice President and CFO.  From 2004 to April 2012, he worked at The McGraw Hill Companies (“McGraw Hill”), where he served initially as Senior Vice President and Corporate Treasurer and, from 2007 to April 2012, as CFO of the firm’s Standard & Poor’s subsidiary.  Prior to joining McGraw Hill, Mr. Weisenseel was Vice President and Corporate Treasurer for Barnes & Noble, Inc.  Prior to joining Barnes & Noble, he spent ten years in various derivatives trading and financial positions at Citigroup.  A Certified Public Accountant, Mr. Weisenseel also has worked at KPMG LLP.

Changes in Directors and Executive Officers

The following changes to our directors and executive officers occurred since we filed our Form 10-K for the year ended December 31, 2016:

•
On April 28, 2017, the sole stockholder of the General Partner acted by written consent to remove the following nine directors from the Board: Christopher M. Condron, Steven G. Elliott, Deborah S. Hechinger, Weston M. Hicks, Heidi S. Messer, Scott A. Schoen, Lorie A. Slutsky, Joshua A. Weinreich and Peter S. Kraus.

•
On April 28, 2017, the sole stockholder of the General Partner acted by written consent to elect the following six directors to the Board: Mr. Bernstein, Mr. de Oliveira, Ms. Fallon-Walsh, Mr. Kaye, Mr. Malmstrom and Mr. Zoellick.

•	On November 14, 2017, the sole stockholder of the General Partner acted by written consent to elect the following three independent directors to the Board: Mr. Audet, Ms. Leibowitz and Mr. Narayandas.

Board Meetings

In 2017, the Board held:

•	regular meetings in February, April, May, July, September and November; and
•	special meetings in January, April and May.

Generally, the Board holds six meetings annually: in February, April, May, July or August, September and November. In addition, the Board holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit, Compensation and Governance Committees, each of which is described in further detail below.

Each member of the Board attended 75% or more of the aggregate of all Board and committee meetings that he or she was entitled to attend in 2017.

Committees of the Board

The Executive Committee of the Board (“Executive Committee”) consists of Messrs. Bernstein, de Oliveira, Duverne and Zoellick (Chair).

The Executive Committee exercises all of the powers and authority of the Board (with limited exceptions) when the Board is not in session, or when it is impractical to assemble the full Board. The Executive Committee held three meetings in 2017.

The Audit Committee of the Board (“Audit Committee”) consists of Mses. Fallon-Walsh and Leibowitz and Messrs. Audet and Kaye (Chair). The primary purposes of the Audit Committee are to:

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

Consistent with these functions, the Audit Committee encourages continuous improvement of, and fosters adherence to, the Partnerships’ policies, procedures and practices at all levels. With respect to these matters, the Audit Committee provides an open avenue of communication among the independent registered public accounting firm, senior management, the Internal Audit Department and the Board. The Audit Committee held seven meetings in 2017.

The Compensation Committee consists of Ms. Fallon- Walsh (Chair) and Messrs. Audet, de Oliveira, Duverne, Kaye and Zoellick. The Compensation Committee held four meetings in 2017.  For additional information about the Compensation Committee, see “Compensation Discussion and Analysis—Compensation Committee” in Item 11.

The Governance Committee consists of Ms. Fallon-Walsh (Chair) and Messrs. Bernstein, Duverne and Zoellick. The Governance Committee:

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

The Governance Committee held two meetings in 2017.

The functions of each of the committees discussed above are more fully described in each committee’s charter. The charters are available on our Internet Site.

Audit Committee Financial Experts; Financial Literacy

In January 2017, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Messrs. Elliott and Schoen was an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K.  The Board so determined at its regular meeting held in February 2017.

The Board, after reviewing pertinent information, determined at its special meeting held in April 2017 that Mr. Kaye is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K.

The Board, after reviewing pertinent information, determined at its regular meeting held in November 2017 that Mr. Audet is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K.

In January 2018, the Governance Committee, after reviewing material prepared by management, recommended that the Board determine that each of Messrs. Audet and Kaye is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K.  The Board so determined at its regular meeting held in February 2018.

In January 2017, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Messrs. Elliott, Hicks, Schoen and Weinreich is financially literate and possesses accounting or related financial management expertise, as contemplated by Section 303A.07(a) of the NYSE Listed Company Manual (“Financially Literate”).  The Board so determined at its regular meeting held in February 2017.

The Board, after reviewing pertinent information, determined at its special meeting held in April 2017 that each of Ms. Fallon-Walsh and Messrs. de Oliveira and Kaye is Financially Literate.

The Board, after reviewing pertinent information, determined at its regular meeting held in November 2017 that each of Ms. Leibowitz and Mr. Audet is Financially Literate.

In January 2018, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Mses. Fallon-Walsh and Leibowitz and Messrs. Audet and Kaye is Financially Literate. The Board so determined at its regular meeting held in February 2018.

Independence of Certain Directors

In January 2017, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Mses. Hechinger, Messer and Slutsky and Messrs. Condron, Elliott, Hicks, Schoen and Weinreich is independent. The Board considered immaterial relationships of Mr. Hicks (relating to the fact that Alleghany Corporation is a Bernstein Research Services client) and Ms. Slutsky (relating to a contribution AB made to NYCT in February 2016), and determined, at its February 2017 regular meeting, that each of Mses. Hechinger, Messer and Slutsky and Messrs. Condron, Elliott, Hicks, Schoen and Weinreich is independent within the meaning of the relevant rules.

The Board, after reviewing pertinent information, determined at its special meeting held in April 2017 that each of Ms. Fallon-Walsh and Messrs. de Oliveira and Kaye is independent within the meaning of the relevant rules.

The Board, after reviewing pertinent information, determined at its regular meeting held in November 2017 that each of Ms. Leibowitz and Messrs. Audet and Narayandas is independent within the meaning of the relevant rules.

In January 2018, the Governance Committee, after reviewing material prepared by management, recommended that the Board determine that each of Mses. Fallon-Walsh and Leibowitz and Messrs. Audet, de Oliveira, Kaye and Narayandas is independent. The Board determined, at its February 2018 regular meeting, that each of Mses. Fallon-Walsh and Leibowitz and Messrs. Audet, de Oliveira, Kaye and Narayandas is independent within the meaning of the relevant rules.

Board Leadership Structure and Role in Risk Oversight

Leadership

The Board, together with the Governance Committee, is responsible for reviewing the Board’s leadership structure. In determining the appropriate individuals to serve as our Chairman and our CEO, the Board and the Governance Committee consider, among other things, the composition of the Board, our company’s strong corporate governance practices, and the challenges and opportunities specific to AB.

Contacting our Board

Interested parties wishing to communicate directly with our Chairman or the other members of our Board may send an e-mail, with “confidential” in the subject line, to our Corporate Secretary or address mail to Mr. Zoellick in care of our Corporate Secretary. Our Corporate Secretary will promptly forward such e-mail or mail to Mr. Zoellick. We have posted this information in the “Management & Governance” section of our Internet Site.

Risk Oversight

The Board, together with the Audit Committee, has oversight for our company’s risk management framework, which includes investment risk, credit and counterparty risk, and operational risk, and is responsible for helping to ensure that these risks are managed in a sound manner. The Board has delegated to the Audit Committee, which consists entirely of independent directors, the responsibility to consider our company’s policies and practices with respect to investment, credit and counterparty, and operational risk assessment and risk management, including discussing with management the major financial risk exposures and the steps taken to monitor and control such exposures. Members of the company's risk management team, who are responsible for identifying, managing and controlling the array of risks inherent in our company’s business and operations, make quarterly reports to the Audit Committee, which address investment, credit and counterparty, and operational risk identification, assessment and monitoring. The Chief Risk Officer, whose expertise encompasses both quantitative research and associated investment risks, makes periodic presentations to the Board. He reports directly to our CEO and, since 2013, has had a reporting line to the Audit Committee.

The Board has determined that its leadership and risk oversight are appropriate for our company. Mr. Bernstein’s in-depth knowledge of financial services and extensive executive experience in the investment management industry make him suited to serve as our President and CEO, while Mr. Zoellick’s in-depth knowledge of world affairs and financial services developed through his years of service with the U.S. government have proved invaluable at enhancing the overall functioning of the Board. The Board believes that the combination of a separate Chairman and CEO, the Audit Committee, a specialized risk management team and significant involvement from our largest Unitholder (AXA) provide the appropriate leadership to help ensure effective risk oversight by the Board.

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

The 2017 Certification by our Former CEO under NYSE Listed Company Manual Section 303A.12(a) was submitted to the NYSE on February 22, 2017.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors of the General Partner and executive officers of the Partnerships, and persons who own more than 10% of the AB Holding Units or AB Units, to file with the SEC initial reports of ownership and reports of changes in ownership of AB Holding Units or AB Units. To the best of our knowledge, during 2017, we complied with all Section 16(a) filing requirements. Our Section 16 filings can be found under “Investor & Media Relations” / “Reports & SEC Filings” on our Internet Site.

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
We structure our named executive officer compensation programs with the intent of enhancing firm-wide and individual performance and Unitholder value. Our “named executive officers”(1) are:

Chief Executive Officer (“CEO”)	Seth P. Bernstein
Chief Financial Officer (“CFO”)	John C. Weisenseel
Three other most highly-compensated executive officers	James A. Gingrich, Chief Operating Officer ("COO") Kate C. Burke, Head of Human Capital and Chief Talent Officer Laurence E. Cranch, General Counsel

(1)
Prior to the cessation of his employment at AB on April 28, 2017, Peter S. Kraus served as our firm’s Chairman of the Board and Chief Executive Officer. We have included information concerning Mr. Kraus in the Summary Compensation Table and other related tables in accordance with SEC rules and regulations, and do not discuss matters relating to his compensation in this CD&A except where relevant.

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

Base Salaries
Base salaries comprise a relatively small portion of our named executive officers’ total compensation. We consider individual experience, responsibilities and tenure with the firm when determining the narrow range of base salaries paid to our named executive officers (please refer to “Overview of Our President and CEO’s Compensation” below for information relating to Mr. Bernstein’s base salary and other compensation elements).
Annual Short-Term Incentive Compensation Awards (Cash Bonuses)
We provide our named executive officers with annual short-term incentive compensation awards in the form of cash bonuses.
We believe that annual cash bonuses, which generally reflect individual performance and the firm’s current year financial performance, provide a short-term retention mechanism for our named executive officers because such bonuses typically are paid during the last week of the year.
Annual cash bonuses in respect of 2017 performance for each named executive officer (other than Mr. Bernstein) were determined and paid in late December 2017. These bonuses, and the 2017 long-term incentive compensation awards described immediately below, were based on management’s evaluation, subject to the Compensation Committee’s review and approval, of each named executive officer’s performance during the year, the performance of the named executive officer’s business unit or function compared to business and operational goals established at the beginning of the year, and the firm’s current-year financial performance, except as described immediately below. For more information regarding the factors considered when determining cash bonuses for named executive officers, see “Other Factors Considered When Determining Named Executive Officer Compensation” below.
In respect of 2017, Mr. Bernstein received a cash bonus of $3,000,000 in accordance with the terms of the employment agreement entered into among him, the General Partner, AB and AB Holding as of May 1, 2017 (“CEO Employment Agreement”). Please refer to “Overview of Our President and CEO’s Compensation” below for additional information relating to Mr. Bernstein’s cash bonus and other compensation elements.
In February 2017, Mr. Gingrich was granted a special restricted AB Holding Unit award with a grant date fair value of $21,000,000, in lieu of eligibility to receive a cash bonus and long-term incentive compensation award pursuant to the annual compensation program award processes in respect of 2017, 2018 and 2019 performance; provided, however, that Mr. Gingrich is eligible to receive at the end of each such year, in connection with AB's year-end performance evaluation process, an additional cash bonus, but only to the extent approved by the Compensation Committee. Mr. Gingrich's special award vests in three equal installments on December 1 of each of 2017, 2018 and 2019 based on Mr. Gingrich's continued service to AB (subject to certain exceptions), but no AB Holding Units are delivered until December 1, 2019. The Compensation Committee determined that a special cash bonus was warranted for Mr. Gingrich's performance in 2017 and awarded him a $1,000,000 cash bonus in recognition of AB’s improving financial results, Mr. Gingrich’s continuing efforts to manage AB’s operations in a cost-effective manner and Mr. Gingrich’s critical contribution to the transition process to AB's new leadership.
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
We believe that annual long-term incentive compensation awards provide a long-term retention mechanism for our named executive officers because such awards generally vest ratably over four years. For 2017 performance, these awards were granted in December 2017 to each of Ms. Burke and Messrs. Cranch and Weisenseel pursuant to the Incentive Compensation Award Program, an unfunded, non-qualified incentive compensation plan, and the AB 2017 Long Term Incentive Plan, our equity compensation plan (“2017 Plan”). Mr. Bernstein did not receive an award in December 2017 as he received an award upon the commencement of his employment with us pursuant to the CEO Employment Agreement, and Mr. Gingrich did not receive an award in December 2017 as he was granted the special award described above in February 2017.
Prior to the date on which an award vests, the AB Holding Units underlying an award are restricted and are not permitted to be transferred. Upon vesting, the AB Holding Units underlying an award generally are distributed, unless the award recipient has, in advance, voluntarily elected to defer receipt to future periods or the award is structured with a delayed delivery date. Quarterly cash distributions on vested and unvested restricted AB Holding Units are delivered to award recipients when cash distributions are paid generally to Unitholders.
An award recipient who resigns or is terminated without cause prior to the vesting date is eligible to continue to vest in his or her long-term incentive compensation award subject to compliance with the restrictive covenants set forth in the applicable award agreement, including restrictions on competition, and restrictions on employee and client solicitation. In addition, the award agreement permits AB to claw-back an award if the recipient fails to adhere to our risk management policies. As such, for accounting purposes, there is no employee service requirement and awards are fully expensed when granted. As used in this Item 11, “vest” refers to the time at which the awards are no longer subject to forfeiture for breach of these restrictions or risk management policies, which we discuss further below in “Consideration of Risk Matters in Determining Compensation.”
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

With respect to 2017, the Compensation Committee determined that employee deferral contributions would be matched on a dollar-for-dollar basis up to 5% of eligible compensation and that there would be no profit sharing contribution.

Other Benefits
Our firm pays the premiums associated with life insurance policies purchased on behalf of our named executive officers.

Overview of 2017 Incentive Compensation Program

In respect of 2017 performance, each of our named executive officers who was employed on December 31, 2017 (other than Messrs. Bernstein and Gingrich) received a portion of his or her year-end incentive compensation in the form of an annual cash bonus and a portion in the form of long-term incentive compensation awards. The split between the annual cash bonus and long-term incentive compensation varied depending on the named executive officer’s total compensation, with lower-paid executives receiving a greater percentage of their incentive compensation as cash bonuses than more highly-paid executives. (For additional information about these compensatory elements, see “Compensation Elements for Named Executive Officers” above.)
Although estimates are developed for budgeting and strategic planning purposes, our named executive officers’ incentive compensation is not correlated with meeting any specific targets. Instead, the aggregate amount of incentive compensation paid to our named executive officers, other than Messrs. Bernstein and Gingrich for 2017, generally is determined on a discretionary basis and primarily is a function of our firm’s current year financial performance but takes into account the performance goals described below. Amounts are awarded to help us achieve our goal of attracting, motivating and retaining top talent while also helping to ensure that our named executive officers’ goals are appropriately aligned with the goal of increasing our Unitholders’ return on their investment.
Senior management, with the approval of the Compensation Committee, confirmed that the appropriate metric to consider in determining the amount of incentive compensation paid to all employees, including our named executive officers, in respect of 2017 performance is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues, which terms are described immediately below:

•
Adjusted employee compensation and benefits expense is our total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals, and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments

•
Adjusted net revenues (see our discussion of “Management Operating Metrics” in Item 7) exclude investment gains and losses and dividends and interest on employee long-term incentive compensation-related investments. In addition, adjusted net revenues offset distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We also exclude additional pass-through expenses we incur (primarily through our transfer agent) that are reimbursed and recorded as fees in revenues. Additionally, we adjust for the revenue impact of consolidating company-sponsored investment funds by eliminating the consolidated company-sponsored investment funds' revenues and including AB's fees from such funds, and AB's investment gains and losses on its investment in such funds, that were eliminated in consolidation. Lastly, we excluded a cumulative realized gain of $4.6 million on the exchange of software technology for an ownership stake in a third party provider of financial market data and trading tools as this was not part of our core operating results.

In addition, senior management, with the approval of the Compensation Committee, determined that the firm’s adjusted employee compensation and benefits expense generally should not exceed 50.0% of our adjusted net revenues, except in unexpected or unusual circumstances. As the table below indicates, in 2017, adjusted employee compensation and benefits expense amounted to approximately 47.1% of our adjusted net revenues (in thousands):

Net Revenues	$3,298,521
Adjustments (see above)	(594,505)
Adjusted Net Revenues	$2,704,016

Employee Compensation & Benefits Expense	$1,313,469
Adjustments (see above)	(39,197)
Adjusted Employee Compensation & Benefits Expense	$1,274,272
Adjusted Compensation Ratio	47.1%

Our 2017 adjusted compensation ratio of approximately 47.1% reflects the need to keep compensation levels competitive with industry peers in order to attract, motivate and retain highly-qualified talent.

Benchmarking

In 2017, management engaged McLagan Partners (“McLagan”) and Willis Towers Watson (“WTW”) to provide compensation benchmarking data for our named executive officers (“2017 Benchmarking Data”). The 2017 Benchmarking Data summarized 2016 compensation levels and 2017 salaries at selected asset management companies and banks comparable to ours in terms of size and business mix (“Comparable Companies”), to assist us in determining the appropriate level of compensation for the firm’s named executive officers.
The 2017 Benchmarking Data provided ranges of compensation levels at the Comparable Companies for executive positions similar to those held by our named executive officers, including base salary and total compensation.
Mr. Bernstein’s 2017 compensation was established pursuant to the CEO Employment Agreement (as discussed more fully below in “Overview of Our President and CEO’s Compensation”) and Mr. Gingrich’s 2017 long-term incentive compensation was established in the agreement pursuant to which he was granted his special restricted AB Holding Unit award in February 2017 (as discussed more fully above in "Annual Short-Term Incentive Compensation Awards (Cash Bonuses)").
The Comparable Companies, which management selected with input from McLagan and WTW, included:

Eaton Vance Corp.	Franklin Resources, Inc.	Goldman Sachs Asset Management, L.P.
Invesco Ltd.	JPMorgan Asset Management Inc.	Legg Mason, Inc.
MFS Investment Management	Morgan Stanley Investment Management Inc.	Neuberger Berman LLC
Oppenheimer Funds Distributor, Inc.	PIMCO LLC	Prudential Investments
T. Rowe Price Group, Inc.	TIAA Group	The Vanguard Group, Inc.
The 2017 Benchmarking Data indicated that the total compensation paid to our named executive officers in 2017 generally fell within or below the ranges of total compensation paid to executives at the Comparable Companies.
The Compensation Committee considered this information in concluding that the compensation levels paid in 2017 to our named executive officers were appropriate and reasonable.
Other Factors Considered When Determining Named Executive Officer Compensation

For 2017, we based decisions about the incentive compensation of our named executive officers, other than Mr. Bernstein, primarily on our assessment of each executive’s leadership, operational performance, and potential to enhance investment returns and service for our clients, all of which contribute to long-term Unitholder value. We do not utilize quantitative formulas when determining the incentive compensation of our named executive officers. Instead, we rely on our judgment about each executive’s performance in light of business and operational goals established at the beginning of the year and reviewed in the context of the current-year financial performance of the firm. We begin the award determination process, which is conducted by our CEO and COO working with other members of senior management, by determining the total incentive compensation amounts available for a particular year (as more fully explained above in “Overview of 2017 Incentive Compensation Program”).
Our CEO and COO, as well as the Compensation Committee, then consider a number of key factors for each of the named executive officers, other than for our CEO. Specific factors will vary among business units, among individuals and during different business cycles, so we do not adopt any specific weighting or formula under which these metrics are applied. Key factors are:

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
Our CEO and COO then provided specific incentive compensation recommendations to the Compensation Committee, which recommendations were supported by the factors listed above. They also provided the Compensation Committee with the 2017 Benchmarking Data, which was not used in a formulaic or mechanical way to determine named executive officer compensation levels, but rather, as noted above, provided the Compensation Committee with a reference point for the compensation levels paid to executives at the Comparable Companies. The Compensation Committee then made the final incentive compensation decisions for Ms. Burke and Messrs. Cranch and Weisenseel. In addition, the Compensation Committee, as described above in "Annual Short-Term Incentive Compensation Awards (Cash Bonuses)", determined to award Mr. Gingrich a special cash bonus of $1,000,000.
We have described in the table below the business and operational goals established at the beginning of 2017 for our named executive officers, other than Mr. Bernstein, and their achievements during 2017:

Named Executive Officer	2017 Business and Operational Goals	2017 Achievements
James A. Gingrich COO
1. increase operating efficiency/margins;
2. optimize strategy and sales efforts of Retail, Institutions and Private Wealth;
3. enhance planning and organizational processes;
4. optimize revenue and profitability of Bernstein Research Services;
5. foster a culture of meritocracy, empowerment and accountability among business leaders; and
6. recruit and retain top talent.

1. improved client flows across channels and services;
2. contained operating costs and improved adjusted operating margin;
3. identified significant new opportunities to reduce costs, both in 2017 and future years;
4. oversaw development and commercialization of previously acquired alternatives teams (e.g., Arya Partners);
5. oversaw organizational, technology and process changes within distribution functions designed to enhance effectiveness and productivity;
6. helped recruit new personnel in several key positions.

Kate C. Burke Head of Human Capital and Chief Talent Officer
1. enhance feedback culture to strengthen employee development and engagement;
2. increase consistency in talent development processes across AB’s strategic business units (“SBUs”);
3. develop and retain high performing talent;
4. design new job architecture to provide more meaningful compensation analysis and leverage Human Resources Information Systems, or “HRIS”, technology;
5. enhance our firm’s diversity and inclusion efforts to foster an environment in which diverse talent thrives and progresses; and
6. continue to refine the firm’s Human Capital operating model.

1. modified mid-year and year-end evaluation processes to focus on more continuous feedback and career development;
2. completed bi-annual employee survey and identified programs to address key areas of concern;
3. piloted a new year-end performance scale, which included structured calibration in select SBUs;
4. reconfigured promotion criteria across all levels of the firm to improve evaluation consistency and alignment with AB’s strategy and goals;
5. maintained low voluntary turnover among high performing employees;
6. implemented job architecture framework, including career levels and bands, utilized additional salary benchmarking data and incorporated these metrics in year-end compensation process;
7. introduced diversity and inclusion training to global SVP population;
8. developed SBU-specific diversity goals focused on improving the firm’s diverse talent pipeline; and
9. continued to strengthen key processes and systems under “Center of Excellence” model.

Laurence E. Cranch General Counsel
1. design and implement pragmatic compliance solutions for pending regulatory initiatives;
2. achieve favorable results on all regulatory exams;
3. continue to identify and implement ways to improve service using existing resources;
4. support product expansion initiatives in Retail and Alternatives;
5. identify opportunities to promote from within and add depth, and retain current talent;
6. proactively manage legal relationships to avoid future litigation; and
7. continue aggressive expense management.

1. provided leadership and extensive work with respect to several significant regulatory developments that required analysis and compliance program development, including particularly the January 1, 2018 effectiveness of MiFID II, the Department of Labor fiduciary duty rule (“DOL Rule”) and Brexit;
2. underwent several significant regulatory exams, none of which resulted in any significant adverse finding or enforcement proceedings;
3. successfully maintained the level and quality of service of the Legal and Compliance Department, despite an increased workload, by designing better processes to manage tasks and by automating certain processes, particularly with respect to derivatives;
4. supported the launch of numerous new investment products, including AB’s six flex fee funds, Real Estate Debt Fund III, and a number of new mutual fund share classes designed to respond to the impact of the DOL Rule;
5. continued to perform well in retaining best talent, including promoting from within when losing one senior professional;
6. reflecting a proactive and pragmatic approach, there has been no new significant litigation brought against AB during the past year; and
7. continued to aggressively manage outside counsel expenses through annual budgeting processes.

John C. Weisenseel CFO
1. increase the firm’s profitability by controlling expenses;
2. increase the efficiency of global cash utilization by assessing capital requirements across domestic and international entities and reducing excess capital where possible;
3. manage business funding requirements within the context of the firm’s capital and liquidity;
4. continue to streamline the firm’s office footprint and related cost structure;
5. evaluate and support new business development opportunities;
6. continue communications with the firm’s investors and credit rating agencies; and
7. identify and develop the next generation of leaders in the Finance and Administrative Services Departments.

1. increased adjusted operating margin by 240 basis points compared to 2016;
2. increased cash utilization by approximately $150 million by reducing capital held in legal entities and repatriating foreign cash dividends to the U.S. without a significant increase in taxes;
3. repurchased AB Holding Units to offset earnings per unit dilution, which otherwise would result from employee equity-based compensation awards;
4. sub-leased additional space in NY metro and relocated Hong Kong office to less expensive location generating over $10 million in combined annual occupancy savings, identified potential future office sites for two principal U.S. locations (one within New York metro and one located outside of New York metro in a lower cost region), and conducted RFP searches for both locations;
5. provided accounting and tax guidance in structuring our firm’s exchange of internally-developed software technology for an ownership stake in a third-party provider of financial market data and trading tools;
6. maintained active discussion with AB’s investor community and credit rating agencies and participated in asset management industry investor conferences; and
7. implemented several staffing changes in the Finance and Administrative Services Departments, upgrading the talent pool while reducing headcount by 3%.

As indicated in the table above, each of the named executive officers included in the table successfully achieved his or her goals in 2017. The compensation of each of these named executive officers reflected Mr. Bernstein’s and the Compensation Committee’s judgment in assessing the importance of the officer's achievements to our firm’s financial results.

Overview of Our President and CEO’s Compensation

Pursuant to the CEO Employment Agreement, Mr. Bernstein will serve as our President and CEO for a term commencing on May 1, 2017 and ending on May 1, 2020, provided that the term shall automatically extend for one additional year on May 1, 2020 and each anniversary thereafter, unless the CEO Employment Agreement is terminated in accordance with its terms (“Employment Term”).

The terms of the CEO Employment Agreement were the result of arm’s length negotiations between Mr. Bernstein and senior executives at AXA, AB’s parent company and majority unitholder. The Board then approved the CEO Employment Agreement after having considered, among other things, the compensation package provided to Mr. Bernstein’s predecessor, the 2016 compensation and 2017 expected compensation of AB’s other executive officers and Mr. Bernstein’s compensation at his former employer.

Elements of Mr. Bernstein’s Compensation

Base Salary
Mr. Bernstein’s annual base salary under the CEO Employment Agreement is $500,000. This amount is consistent with our firm’s policy to keep base salaries of executives and other highly-compensated employees low in relation to total compensation. Any future increase to Mr. Bernstein's base salary is entirely in the discretion of the Compensation Committee.

Cash Bonus
Under the CEO Employment Agreement, Mr. Bernstein was entitled to, and received, a cash bonus of $3,000,000 in 2017. During each subsequent year of the Employment Term, he is entitled to be paid a cash bonus at a target level of $3,000,000, subject to review and increase from time to time by the Compensation Committee, in its sole discretion.

Restricted AB Holding Units
On May 16, 2017, in connection with the commencement of Mr. Bernstein’s employment, Mr. Bernstein was granted restricted AB Holding Units with a grant date fair value of $3,500,003, or 164,706 restricted AB Holding Units (“CEO 2017 Award”), which, subject to accelerated vesting upon circumstances described in the CEO Employment Agreement, vest ratably on each of the first four anniversaries of May 1, 2017, commencing May 1, 2018, provided, with respect to each installment, Mr. Bernstein continues to be employed by our firm on the vesting date. Also, subject to accelerated delivery of the CEO 2017 Award upon circumstances described in the CEO Employment Agreement, the entire CEO 2017 Award, minus any AB Holding Units withheld to cover applicable taxes, will be delivered to Mr. Bernstein as promptly as possible after May 1, 2021. Mr. Bernstein will receive the cash distributions payable with respect to the unvested portion of the CEO 2017 Award and the vested but undelivered portion of the CEO 2017 Award on the same basis as cash distributions are paid to AB Holding Unitholders generally.

Commencing in 2018 and during the remainder of the Employment term, Mr. Bernstein will be eligible to receive annual equity awards with a grant date fair value equal to $3,500,000, subject to review and increase by the Compensation Committee, in its sole discretion, in accordance with AB’s compensation practices and policies generally applicable to the firm’s executive officers as in effect from time to time.

Perquisites and Benefits

Under the CEO Employment Agreement, Mr. Bernstein is eligible to participate in all benefit plans available to executive officers and, for his safety and accessibility, a company car and driver for business and personal use.

Severance and Change in Control Benefits

The CEO Employment Agreement includes severance and change-in-control provisions, which are highlighted below and also described below under the heading “Potential Payments upon Termination or Change in Control”. We believe that these severance and change-in-control provisions assist in retaining our CEO and in the event of a change in control, provide protection to Mr. Bernstein so he is not distracted by personal or financial situations at a time when AB needs him to remain focused on his responsibilities.

If Mr. Bernstein is terminated without “cause” or resigns for “good reason” (as such terms are defined in the CEO Employment Agreement), and he signs and does not revoke a waiver and release of claims, he will receive the following:

•	a cash payment equal to the sum of (a) his current base salary and (b) his bonus opportunity amount;
•	a pro rata bonus based on actual performance for the fiscal year in which the termination occurs;
•	immediate vesting of any outstanding equity awards;
•	delivery of AB Holding Units in respect of the CEO 2017 Award (subject to any withholding requirements);
•	monthly payments equal to the cost of COBRA coverage for the COBRA coverage period; and
•	following the COBRA coverage period, access to participation in AB’s medical plans as in effect from time to time at Mr. Bernstein’s (or his spouse’s) sole expense.

If, during the 12 months following a change in control, Mr. Bernstein is terminated without cause or resigns for good reason, he will receive the amounts described above, except that he will receive a cash payment equal to two times the sum of (a) his current base salary and (b) his bonus opportunity amount (provided that if the change in control occurs before May 1, 2018, the sum is multiplied by three).

In the event of a change in control or in the event that Mr. Bernstein’s employment is terminated because the CEO Employment Agreement is not renewed (other than for cause), his CEO 2017 Award will immediately vest and AB Holding Units in respect of any such award shall be delivered by AB to him (subject to any withholding obligations).

In the event any payments constitute “golden parachute payments” within the meaning of Section 280G of the Code and would be subject to an excise tax imposed by Section 4999 of the Code, such payments shall be reduced to the maximum amount that does not result in the imposition of such excise tax, but only if such reduction results in Mr. Bernstein receiving a higher net-after tax amount than he would receive absent such reduction. If a change in control occurs prior to January 1, 2020, to the extent that payments to Mr. Bernstein would be subject to the excise tax under Section 4999 of the Code, Mr. Bernstein shall be entitled to a gross-up payment to ensure that he will retain an amount equal to the excise tax imposed upon such payments, but if the payments do not exceed 110% of the statutory limit imposed by Section 280G of the Code, the payments shall be reduced to the maximum amount that does not result in the imposition of such excise tax.

Mr. Bernstein is subject to a confidentiality provision, in addition to covenants with respect to non-competition during his employment and six months thereafter and non-solicitation of customers and employees for 12 months following his termination of employment.

A change in control is defined as, among other things:

•	AXA Financial and its majority-owned subsidiaries ceasing to control the election of a majority of the Board; or
•	AB Holding, or any successor thereto, ceasing to be a publicly traded entity.

Mr. Bernstein negotiated the severance and change-in-control provisions described immediately above to have the security and flexibility to focus on the business and preserve the value of his long-term incentive compensation. The Board and AXA determined that these provisions were reasonable and appropriate because they were necessary to recruit and retain Mr. Bernstein and provided Mr. Bernstein with effective incentives for future performance. The Board and AXA determined to limit the applicability of the excise tax gross-up provision as the application of the excise tax is more burdensome on newly hired employees.

The Board and AXA also concluded that the change-in-control and termination provisions in the CEO Employment Agreement fit within AB’s overall compensation objectives because these provisions, which align with AB’s goal of providing its executives with effective incentives for future performance, also:

•	permitted AB to recruit and retain a highly-qualified CEO;
•	aligned Mr. Bernstein’s long-term interests with those of AB’s Unitholders and clients;
•	were consistent with AXA’s and the Board’s expectations with respect to the manner in which AB and AB Holding would be operated during Mr. Bernstein’s tenure; and
•
were consistent with the Board’s expectations that Mr. Bernstein would not be terminated without cause and that no steps would be taken that would provide him with the ability to terminate the agreement for good reason.

AXA Equitable Holdings Compensation
As a member of the AXA Equitable Holdings Management Committee, Mr. Bernstein may receive equity or cash compensation from AXA Equitable Holdings in the future related to his service on the committee. Any amounts paid to Mr. Bernstein by AXA Equitable Holdings would not impact AB’s compensation expenses.
Compensation for Mr. Kraus

Mr. Kraus was compensated for his services through April 28, 2017 based upon the terms set forth in his employment agreement, dated as of June 21, 2012, at the annual base salary rate of $400,000 as set by the Compensation Committee. He did not receive a cash bonus or equity award for his performance in 2017. On April 28, 2017, Mr. Kraus’s service as CEO of AB and as a member of the Board ceased. In connection with the cessation of his employment, Mr. Kraus entered into a cooperation letter (“Kraus Cooperation Letter”) with AB and the General Partner, pursuant to which he is entitled to salary continuation payments through January 2, 2019, which is the date his employment agreement would have expired absent his cessation of employment. In addition, pursuant to his employment agreement, he is entitled to vest in previously granted equity awards, monthly payments equal to the cost of COBRA coverage during the COBRA period and access to participation in AB’s medical plans at his (or his spouse’s) sole expense following the COBRA period.

On April 30, 2017, in connection with Mr. Kraus’s cessation of employment, AXA America Holdings, Inc. (which has changed its name to AXA Equitable Holdings), an indirect parent of Equitable Holdings, LLC, the sole shareholder of the General Partner, entered into a unit purchase agreement with Mr. Kraus covering all of the AB Holding Units beneficially owned by Mr. Kraus (the “Unit Purchase Agreement”). Under the Unit Purchase Agreement, AXA Equitable Holdings agreed to purchase from Mr. Kraus, and Mr. Kraus agreed to sell to AXA Equitable Holdings, on September 1, 2017, the AB Holding Units owned by Mr. Kraus as of the close of business on April 28, 2017 (i.e., 1,071,180 AB Holding Units) at a purchase price of $22.90 per unit (not including restricted AB Holding Units (the “Restricted Units”) to be delivered at specified future dates to Mr. Kraus in accordance with the terms of his employment agreement or with respect to which he had deferred delivery). As to the Restricted Units, AXA Equitable Holdings and Mr. Kraus agreed to call and put options, respectively, at specified future market prices if the AB Holding Units are trading at or between $22.90 and $32.90 and Mr. Kraus granted to AXA Equitable Holdings a right of first refusal on future sales of Restricted Units by Mr. Kraus if the market price of the AB Holding Units is outside the specified trading price range.

On December 12, 2017, AXA Equitable Holdings exercised its option to require Mr. Kraus to sell to AXA Equitable Holdings all of the remaining AB Holding Units (as defined in the Unit Purchase Agreement) delivered to Mr. Kraus on June 27, 2017 and November 1, 2017, after giving effect to withholding of applicable taxes, at the closing price of an AB Holding Unit on December 12, 2017 (i.e., 1,240,983 AB Holding Units at $24.95 per unit). As of the date this Form 10-K was filed, Mr. Kraus beneficially owned 544,410 AB Holding Units, a net amount of which is scheduled to be delivered to Mr. Kraus, after giving effect to withholding applicable taxes, on December 19, 2018.

CEO Pay Ratio

In 2017, the compensation of Mr. Bernstein, our President and CEO, was approximately 44 times the median pay of our employees, resulting in a 44: 1 CEO Pay Ratio.

We identified our median employee by examining 2017 total compensation for all individuals, excluding Mr. Bernstein, who were employed by our firm as of December 29, 2017, the last day of our payroll year. We included all of our employees in this process, whether employed on a full-time or part-time basis. We did not make any assumptions or estimates with respect to total compensation, but we did adjust compensation paid to our non-U.S. employees during our 2017 fiscal year based on the average monthly exchange rates for the 12-month period ending September 30, 2017 between the local currencies in which such employees are paid and U.S dollars. We define “total compensation” as the aggregate of base salary (plus overtime, as applicable), commissions (as applicable), cash bonus and the grant date fair value of long-term incentive compensation awards.

After identifying the median employee based on total compensation, we calculated total compensation in 2017 for such employee using the same methodology we use for our named executive officers as set forth below in the Summary Compensation Table for 2017.

As illustrated in the table below, our 2017 CEO Pay Ratio is 44: 1:

	Seth Bernstein	Median Employee
Base salary ($)	334,615	132,500
Cash bonus ($)	3,000,000	22,000
Stock awards ($)	3,500,003	—
All other compensation ($) (1)	148,274	3,474

Total ($)	6,982,892	157,974

2017 CEO Pay Ratio			44: 1
_____________________
(1) For a description of Mr. Bernstein’s other compensation, please refer to the Summary Compensation Table for 2017 below. The Median Employee’s other compensation represents the employee’s match under our Profit Sharing Plan.

Compensation Committee

The Compensation Committee consists of Ms. Fallon-Walsh (Chair) and Messrs. Audet, de Oliveira, Duverne, Kaye and Zoellick. The Compensation Committee held four meetings in 2017.

As discussed in “NYSE Governance Matters” in Item 10, AB Holding, as a limited partnership, is exempt from NYSE rules that require public companies to have a compensation committee consisting solely of independent directors. AXA owns, indirectly, an approximate 64.7% economic interest in AB (as of December 31, 2017), and compensation expense is a significant component of our financial results. For these reasons, Mr. Duverne, Chairman of the Board of AXA, is a member of the Compensation Committee, and any action taken by the Compensation Committee requires the affirmative vote or consent of an AXA representative.

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

•	reviewing and approving the compensation of our CEO, evaluating his performance, and determining and approving his compensation level based on this evaluation; and
•	reviewing and discussing the CD&A, and recommending to the Board its inclusion in each of AB’s and AB Holding’s Form 10-K and, when applicable, proxy statements.

The Compensation Committee’s year-end process generally has focused on the cash bonuses and long-term incentive compensation awards granted to senior management. Mr. Bernstein, working with Mr. Gingrich and other members of senior management, provides recommendations for individual employee awards to the Compensation Committee for its consideration. As part of this process, management provides the committee with compensation benchmarking data from one or more compensation consultants. For 2017, we paid $29,425 to McLagan for executive compensation benchmarking data and an additional $24,701 for survey and consulting services relating to the amount and form of compensation paid to employees other than executives. We also paid $158,000 to WTW for survey and consulting services relating to the amount and form of compensation paid to employees other than executives.

The Compensation Committee held its regularly-scheduled meeting regarding year-end compensation on December 12, 2017, at which meeting it discussed and approved senior management’s compensation recommendations. The Compensation Committee did not retain its own consultants.

The Compensation Committee’s functions are more fully described in the committee’s charter, which is available on-line in the “Management & Governance” section of our Internet Site.

Other Compensation-Related Matters

AB and AB Holding are, respectively, private and public limited partnerships, and are subject to taxes other than federal and state corporate income tax (see “Structure-related Risks” in Item 1A and Note 19 to AB’s consolidated financial statements in Item 8). Accordingly, Section 162(m) of the Code, which limits tax deductions relating to executive compensation otherwise available to an entity taxed as a corporation, is not applicable to either AB or AB Holding for 2017.

Compensation Committee Interlocks and Insider Participation

Mr. Duverne is the Chairman of the Board of AXA, the ultimate parent company of the General Partner.

No executive officer of AB serves as (i) a member of a compensation committee or (ii) a director of another entity, an executive officer of which serves as a member of AB’s Compensation Committee.

Compensation Committee Report

The members of the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth above and, based on such review and discussion, recommended to the Board its inclusion in this Form 10-K.

Barbara Fallon-Walsh (Chair)	Paul L. Audet
Ramon de Oliveira	Denis Duverne
Daniel G. Kaye	Robert B. Zoellick

Consideration of Risk Matters in Determining Compensation

In 2017, we considered whether our compensation practices for employees, including our named executive officers, encourage unnecessary or excessive risk-taking and whether any risks arising from our compensation practices are reasonably likely to have a material adverse effect on our firm. For the reasons set forth below, we have determined that our current compensation practices do not create risks that are reasonably likely to have a material adverse effect on our firm.

As described above in “Compensation Elements for Named Executive Officers – Long-Term Incentive Compensation Awards”, long-term incentive compensation awards generally are denominated in AB Holding Units that are not distributed until subsequent years, so the ultimate value that the employee derives from the award depends on the long-term performance of the firm. Denominating the award in restricted AB Holding Units and deferring their delivery is intended to sensitize employees to risk outcomes and discourage them from taking excessive risks that could lead to a decrease in the value of the AB Holding Units. Furthermore, and as noted above in “Compensation Elements for Named Executive Officers – Long-Term Incentive Compensation Awards”, generally all outstanding long-term incentive compensation awards include a provision permitting us to “claw-back” the unvested portion of an employee’s long-term incentive compensation award if the Compensation Committee determines that (i) the employee failed to adhere to existing risk management policies and (ii) as a result of the employee’s failure, there has been or reasonably could be expected to be a material adverse impact on our firm or the employee’s business unit.

Summary Compensation Table for 2017

Total compensation of our named executive officers for 2017, 2016 and 2015, as applicable, is as follows:

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards(1)(2) ($)	All Other Compensation ($)	Total($)
Seth P. Bernstein(3)	2017	334,615	3,000,000	3,500,003	148,274	6,982,892
President and CEO

James A. Gingrich(4)(5)(6)	2017	400,000	1,000,000	20,986,759	37,801	22,424,560
Chief Operating Officer	2016	400,000	3,540,000	3,260,000	36,645	7,236,645
	2015	400,000	3,940,000	3,660,000	34,830	8,034,830

Laurence E. Cranch	2017	400,000	940,000	660,000	17,208	2,017,208
General Counsel	2016	400,000	890,000	610,000	18,441	1,918,441
	2015	400,000	915,000	635,000	16,450	1,966,450

John C. Weisenseel	2017	375,000	1,090,000	785,000	15,177	2,265,177
CFO	2016	375,000	977,500	672,500	14,927	2,039,927
	2015	375,000	915,000	610,000	14,927	1,914,927

Kate C. Burke(7)	2017	300,000	740,000	410,000	14,266	1,464,266
Head of Human Capital & Chief Talent Officer						—

Peter S. Kraus	2017	138,462	—	—	399,395	537,857
Former Chairman and CEO	2016	400,000	—	—	238,367	638,367
	2015	400,000	—	—	240,355	640,355
________________________________________________________________________________________________________________________

(1)
The figures in the “Stock Awards” column provide the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 18 to AB’s consolidated financial statements in Item 8.

(2)	See “Grants of Plan-based Awards in 2017” below for information regarding the 2017 long-term incentive compensation awards granted to our named executive officers.

(3)	Mr. Bernstein’s annual base salary under the CEO Employment Agreement is $500,000. The salary figure in the table is pro rated based on the date on which his employment commenced (May 1, 2017).

(4)
On February 13, 2017, the Compensation Committee approved a grant to Mr. Gingrich of 883,653 restricted AB Holding Units with a grant date fair value of approximately $21 million (based on the average closing price on the NYSE of an AB Holding Unit for the period covering the four trading days immediately preceding the grant date, the grant date and the five trading days immediately following the grant date), in lieu of cash bonus and long-term incentive compensation awards for 2017, 2018 and 2019 for which Mr. Gingrich otherwise would have been eligible under the Incentive Compensation Program; provided, Mr. Gingrich is eligible to receive at the end of each such year an additional cash bonus, but only to the extent approved by the Compensation Committee. Mr. Gingrich's restricted AB Holding Units vested one-third on December 1, 2017 and the remaining units will vest ratably on each of December 1, 2018 and 2019, provided, with respect to each installment, Mr. Gingrich continues to be employed by our firm.

(5)
The Compensation Committee approved Mr. Gingrich’s cash bonus of $1,000,000 in 2017 in recognition of AB’s improving financial results, Mr. Gingrich’s continuing efforts to manage AB’s operations in a cost-effective manner and Mr. Gingrich’s critical contribution to the transition process to AB's new leadership.

(6)
On February 6, 2018, it was agreed that Mr. Gingrich's eventual retirement from AB shall be treated as a "termination without cause" with respect to the continued vesting of long-term compensation awards granted in years prior to 2017 under AB's Incentive Compensation Award Program.

(7)	We have not provided 2016 or 2015 compensation for Ms. Burke as she was not a named executive officer in those years.

The “All Other Compensation” column includes the aggregate incremental cost to our company of certain other expenses and perquisites. For 2017, this column includes the following:

Name	Personal Use of Car and Driver ($)		Contributions to Profit Sharing Plan ($)	Life Insurance Premiums ($)	Financial Planning Services ($)	Other ($)
Seth P. Bernstein	146,845	(1)	—	1,429	—	—
James A. Gingrich	—		13,500	1,806	22,495	—
Laurence E. Cranch	—		13,500	3,708	—	—
John C. Weisenseel	—		13,500	1,677	—	—
Kate C. Burke	—		13,500	450	—	316

Peter S. Kraus(2)	137,857		—	—	—	261,538
________________________________________________________________________________________________________________________

(1)	Includes auto lease costs ($10,493) and driver compensation and other car-related expenses ($136,352).

(2)
Mr. Kraus's "Personal Use of Car and Driver" includes auto lease costs ($5,141), driver compensation ($120,704) and other car-related costs ($12,012), while his "Other" reflects salary continuation payments pursuant to the Kraus Cooperation Letter.

Grants of Plan-based Awards in 2017

Grants of awards under the 2017 Plan, our equity compensation plan, during 2017 made to our named executive officers are as follows:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards(1) ($)
Seth P. Bernstein(2)	5/16/2017	164,706	3,500,003
James A. Gingrich(2)	2/13/2017	883,653	20,986,759
Laurence E. Cranch(2)	12/12/2017	26,453	660,000
John C. Weisenseel(2)	12/12/2017	31,463	785,000
Kate C. Burke(2)	12/12/2017	16,433	410,000

Peter S. Kraus	N/A	—	—
________________________________________________________________________________________________________________________

(1)
This column provides the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 18 to AB's consolidated financial statements in Item 8.

(2)
As discussed above in “Overview of 2017 Incentive Compensation Program” and “Compensation Elements for Named Executive Officers—Long-Term Incentive Compensation Awards”, long-term incentive compensation awards granted in 2017 to our named executive officers were denominated in restricted AB Holding Units. These awards are shown in the “All Other Stock Awards” column of this table, the “Stock Awards” column of the Summary Compensation Table and the “AB Holding Unit Awards” columns of the Outstanding Equity Awards at 2017 Fiscal Year-End Table.

In 2017, the number of restricted AB Holding Units comprising long-term incentive compensation awards granted to each named executive officer (other than Mr. Gingrich, who was granted an award in February 2017, and Mr. Bernstein, who was granted an award in May 2017) was determined based on the closing price of an AB Holding Unit as reported for NYSE composite transactions on December 12, 2017, the date on which the Compensation Committee approved the awards. For further information regarding the material terms of such awards, including the vesting terms and the formulas or criteria to be applied in determining the amounts payable, please refer to "Overview of 2017 Incentive Compensation Program", "Compensation Elements for Named Executive Officers-Long-Term Incentive Compensation Awards" and "Other Factors Considered When Determining Named Executive Officer Compensation" above.

Outstanding Equity Awards at 2017 Fiscal Year-End

Outstanding equity awards held by our named executive officers as of December 31, 2017 are as follows:

	Option Awards				AB Holding Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(7) ($)
Seth P. Bernstein(1)	—	—	—	—	164,706	4,125,885
James A. Gingrich(2)	—	—	—	—	811,734	20,333,925
Laurence E. Cranch(3)(4)	78,348	—	17.05	1/23/2019	66,514	1,666,180
John C. Weisenseel(5)	—	—	—	—	71,609	1,793,814
Kate C. Burke(6)	—	—	—	—	32,853	822,967

Peter S. Kraus	—	—	—	—	—	—
________________________________________________________________________________________________________________________

(1)
Subject to accelerated vesting clauses in the CEO Employment Agreement (e.g., immediate vesting upon a “change in control” of our firm), the CEO 2017Award vests ratably on each of the first four anniversaries of May 1, 2017, commencing May 1, 2018, provided, with respect to each installment, Mr. Bernstein continues to be employed by AB on the vesting date. However, Mr. Bernstein elected to delay delivery of all of the restricted AB Holding Units until May 1, 2021, the final vesting date, subject to acceleration upon a “change in control” of our firm and certain qualifying events of termination of employment. For further information regarding the restricted AB Holding Units awarded to Mr. Bernstein under the CEO Employment Agreement, see “Overview of Our President and CEO’s Compensation” above.

(2)
Mr. Gingrich was awarded (i) 883,653 restricted AB Holding Units in February 2017, of which 33.3% vested on December 1, 2017 and the remainder of which is scheduled to vest in equal increments on each of December 1, 2018 and 2019, (ii) 140,517 restricted AB Holding Units in December 2016, of which 25% vested on December 1, 2017 and the remainder of which is scheduled to vest in equal increments on each of December 1, 2018, 2019 and 2020, (iii) 158,992 restricted AB Holding Units in December 2015, of which 25% vested on each of December 1, 2016 and 2017 and the remainder of which is scheduled to vest in equal increments on each of December 1, 2018 and 2019, and (iv) 150,992 restricted AB Holding Units in December 2014, of which 25% vested on each of December 1, 2015, 2016 and 2017, and the remainder of which is scheduled to vest on December 1, 2018.

(3)
Mr. Cranch was awarded (i) 26,453 restricted AB Holding Units in December 2017 that are scheduled to vest in 25% increments on each of December 1, 2018, 2019, 2020 and 2021, (ii) 26,293 restricted AB Holding Units in December 2016, of which 25% vested on December 1, 2017 and the remainder of which is scheduled to vest in equal increments on each of December 1, 2018, 2019 and 2020, (iii) 27,585 restricted AB Holding Units in December 2015, of which 25% vested on each December 1, 2016 and 2017 and the remainder of which is scheduled to vest in equal increments on each of December 1, 2018 and 2019, and (iv) 26,197 restricted AB Holding Units in December 2014, of which 25% vested on each of December 1, 2015, 2016 and 2017, and the remainder of which is scheduled to vest on December 1, 2018.

(4)	Mr. Cranch was granted 78,348 options to buy AB Holding Units in January 2009, which vested and became exercisable in 20% increments on each of January 23, 2010, 2011, 2012, 2013 and 2014.

(5)
Mr. Weisenseel was awarded (i) 31,463 restricted AB Holding Units in December 2017 that are scheduled to vest in 25% increments on each of December 1, 2018, 2019, 2020 and 2021, (ii) 28,987 restricted AB Holding Units in December 2016, of which 25% vested on December 1, 2017 and the remainder of which is scheduled to vest in equal increments on each of December 1, 2018, 2019 and 2020, (iii) 26,499 restricted AB Holding Units in December 2015, of which 25% vested on December 1, 2016 and 2017 and the remainder of which is scheduled to vest in equal increments on each of December 1, 2018 and 2019, and (iv) 20,628 restricted AB Holding Units in December 2014, of which 25% vested on each of December 1, 2015, 2016 and 2017, and the remainder of which is scheduled to vest on December 1, 2018.

(6)
Ms. Burke was awarded (i) 16,433 restricted AB Holding Units in December 2017 that are scheduled to vest in 25% increments on each of December 1, 2018, 2019, 2020 and 2021, (ii) 14,224 restricted AB Holding Units in December 2016, of which 25% vested on December 1, 2017 and the remainder of which is scheduled to vest in equal increments on each of December 1, 2018, 2019 and 2020, (iii) 8,080 restricted AB Holding Units in December 2015, of which 25% vested on December 1, 2016 and 2017 and the remainder of which is scheduled to vest in equal increments on each of

December 1, 2018 and 2019, and (iv) 6,848 restricted AB Holding Units in December 2014, of which 25% vested on each of December 1, 2015, 2016 and 2017, and the remainder of which is scheduled to vest on December 1, 2018.

(7)
The market values of restricted AB Holding Units set forth in this column were calculated assuming a price per AB Holding Unit of $25.05, which was the closing price on the NYSE of an AB Holding Unit on December 29, 2017, the last trading day of AB's last completed fiscal year.

Option Exercises and AB Holding Units Vested in 2017

AB Holding Units held by our named executive officers that vested during 2017 are as follows:

	AB Holding Option Awards		AB Holding Unit Awards
Name	Number of AB Holding Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of AB Holding Units Acquired on Vesting (#)	Value Realized on Vesting ($)
Seth P. Bernstein	—	—	—	—
James A. Gingrich	263,533	1,782,740	449,400	11,167,590
Laurence E. Cranch	—	—	27,344	679,498
John C. Weisenseel	—	—	24,104	598,984
Kate C. Burke	—	—	8,613	214,033

Peter S. Kraus	—	—	1,088,821	25,315,088
________________________________________________________________________________________________________________________

(1)	Mr. Kraus's delivery of the 1,088,821 restricted AB Holding Units in June 2017 was pursuant to the terms of his employment agreement.

Pension Benefits for 2017

None of our named executive officers are entitled to benefits under the Amended and Restated Retirement Plan for Employees of AB (as amended and restated as of January 1, 2016, “Retirement Plan”), our company pension plan. For additional information regarding the Retirement Plan, including interest rates and actuarial assumptions, see Note 17 to AB’s consolidated financial statements in Item 8.

Non-Qualified Deferred Compensation for 2017

Vested and unvested non-qualified deferred compensation contributions, earnings and distributions of our named executive officers during 2017 and their non-qualified deferred compensation plan balances as of December 31, 2017 are as follows:

Name	Executive Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Seth P. Bernstein	—	—	—	—
James A. Gingrich(1)	—	89,642	(210,655)	1,122,138
Laurence E. Cranch	—	—	—	—
John C. Weisenseel	—	—	—	—
Kate C. Burke	—	—	—	—

Peter S. Kraus	—	—	—	—
________________________________________________________________________________________________________________________

(1)
Amounts shown reflect Mr. Gingrich's interests from pre-2009 awards under the predecessor plan to the Incentive Compensation Program, under which plan participants were permitted to allocate their awards (i) among notional investments in AB Holding Units, certain of the investment services we provided to clients and a money market fund, or

(ii) under limited circumstances, in options to buy AB Holding Units. For additional information about the Incentive Compensation Program, see Notes 2 and 18 to AB’s consolidated financial statements in Item 8.

Potential Payments upon Termination or Change in Control

Estimated payments and benefits to which our named executive officers would have been entitled upon a change in control of AB or the specified qualifying events of termination of employment as of December 31, 2017 are as follows:

Name(1)	Cash Payments(2) ($)	Acceleration of Restricted AB Holding Unit Awards(3) ($)	Other Benefits ($)
Seth P. Bernstein(4)
Change in control	—	4,125,885	—
Termination by Mr. Bernstein for good reason or by AB without cause prior to May 1, 2018 and within 12 months of a change in control	10,500,000	4,125,885	13,610
Termination by Mr. Bernstein for good reason or by AB without cause	3,500,000	4,125,885	13,610
Termination by reason of non-extension of initial 3-year employment term	—	4,125,885	—
Death or disability(5)(6)	—	4,125,885	13,610
James A. Gingrich
Resignation or termination by AB without cause (complies with applicable agreements and restrictive covenants)(2)	—	20,333,925	—
Death or disability(7)	—	20,333,925	—
Laurence E. Cranch
Resignation or termination by AB without cause (complies with applicable agreements and restrictive covenants)(2)	—	1,666,180	—
Death or disability(7)	—	1,666,180	—
John C. Weisenseel
Resignation or termination by AB without cause (complies with applicable agreements and restrictive covenants)(2)	—	1,793,814	—
Death or disability(7)	—	1,793,814	—
Kate C. Burke
Resignation or termination by AB without cause (complies with applicable agreements and restrictive covenants)(2)	—	822,967	—
Death or disability(7)	—	822,967	—
_________________________________________________________________________________________________________________

(1)
We have not included Mr. Kraus in this table because he was not employed by AB on December 31, 2017 and the amounts paid or payable in 2017 to Mr. Kraus in connection with his cessation of employment with AB are included in the 2017 Summary Compensation Table, the Option Exercises and AB Holding Units Vested in 2017 Table and the related discussion above, including the CD&A.

(2)
It is possible that each named executive officer could receive a cash severance payment on the termination of his or her employment. The amounts of any such cash severance payments would be determined at the time of such termination (other than for Mr. Bernstein), so we are unable to estimate such amounts. The amounts shown for Mr. Bernstein are described in the CEO Employment Agreement.

(3)
See Notes 2 and 18 in AB’s consolidated financial statements in Item 8 and “Compensation Elements for Named Executive Officers – Long-Term Incentive Compensation Awards” above for a discussion of the terms set forth in long-term incentive compensation award agreements relating to termination of employment.

(4)	See "Overview of Our President and CEO's Compensation" above for a discussion of the terms set forth in the CEO Employment Agreement relating to termination of employment.

(5)
The CEO Employment Agreement defines “Disability” as a good faith determination by AB that Mr. Bernstein is physically or mentally incapacitated and has been unable for a period of 180 days in the aggregate during any 12-month period to perform substantially all of the duties for which he is responsible immediately before the commencement of the incapacity.

(6)
Under the CEO Employment Agreement, upon termination of Mr. Bernstein’s employment due to death or disability, and after the COBRA period, AB will provide Mr. Bernstein and his spouse with access to participation in AB’s medical plans at Mr. Bernstein’s (or his spouse’s) sole expense based on a reasonably determined fair market value premium rate.

(7)
“Disability” is defined in the Incentive Compensation Program award agreements of each of Ms. Burke and Messrs. Gingrich, Cranch and Weisenseel, and in the Special Option Program award agreement of Mr. Cranch, as the inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to last for a continuous period of not less than 12 months, as determined by the carrier of the long-term disability insurance program maintained by AB or its affiliate that covers the named executive officer.

Director Compensation in 2017

During 2017, we compensated our directors, who are not employed by our company or by any of our affiliates (“Eligible Directors”), as follows (Mr. Zoellick is our Non-Executive Chairman; the other directors listed in the table below each satisfies applicable NYSE and SEC standards relating to independence (“Independent Directors”)):

Name	Fees Earned or Paid in Cash($)	Stock Awards(1)(2) ($)	Total($)
Robert B. Zoellick	318,750	425,000	743,750
Paul L. Audet	23,375	75,000	98,375
Ramon de Oliveira	70,125	150,000	220,125
Barbara Fallon-Walsh	93,375	150,000	243,375
Daniel G. Kaye	88,875	150,000	238,875
Shelley B. Leibowitz	23,375	75,000	98,375
Das Narayandas	18,750	75,000	93,750
________________________________________________________________________________________________________________________

(1)
The aggregate number of restricted AB Holding Units underlying awards outstanding but not yet distributed at December 31, 2017 was: for Mr. Zoellick, 20,000 AB Holding Units; for each of Ms. Fallon-Walsh and Messrs. de Oliveira and Kaye, 5,294 AB Holding Units; and for each of Ms. Leibowitz and Messrs. Audet and Narayandas, 3,025 AB Holding Units.

(2)
Reflects the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 18 to AB’s consolidated financial statements in Item 8.

Independent Director Compensation

The Board has approved the compensation elements described immediately below for Independent Directors and has agreed to re-consider such compensation elements no less frequently than every five years (with the next such reconsideration scheduled for 2020):

•
an annual retainer of $75,000 (paid quarterly after any quarter during which an Independent Director serves on the Board; annual retainers relating to Committee service, as described below, are paid quarterly in arrears as well);

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

•	an annual retainer of $25,000 for acting as Chair of the Audit Committee;

•	an annual retainer of $12,500 for acting as Chair of the Compensation Committee;

•	an annual retainer of $12,500 for acting as Chair of the Governance Committee;

•	an annual retainer of $12,500 for serving as a member of the Audit Committee;

•	an annual retainer of $6,000 for serving as a member of the Executive Committee;

•	an annual retainer of $6,000 for serving as a member of the Compensation Committee;

•	an annual retainer of $6,000 for serving as a member of the Governance Committee; and

•	an annual equity-based grant under an equity compensation plan consisting of restricted AB Holding Units with a grant date fair value of $150,000.

The Board also has approved, effective in 2018, the following compensation increases:

•	an annual retainer of $85,000 (paid quarterly after any quarter during which the director serves on the Board); and

•	an annual equity-based grant under an equity compensation plan consisting of restricted AB Holding Units with a grant date value of $170,000;

Prior to a regularly-scheduled meeting of the Board held in May 2017 (“May 2017 Board Meeting”), equity awards consisted of (at each Independent Director’s election):

•	restricted AB Holding Units with a grant date fair value of $150,000;

•	options to buy AB Holding Units with a grant date fair value of $150,000; or

•	restricted AB Holding Units with a grant date fair value of $75,000 and options to buy AB Holding Units with a grant date fair value of $75,000.

At the May 2017 Board Meeting, the Board modified the equity component of Independent Director compensation by requiring that all equity awards be denominated in restricted AB Holding Units. The Board approved this modification to ensure that the structure of Independent Director equity compensation is more consistent with AB employee equity awards generally.

Also at the May 2017 Board Meeting, the Board granted to each Independent Director serving at that time (Ms. Fallon-Walsh and Messrs. de Oliveira and Kaye) 7,059 restricted AB Holding Units. The number of AB Holding Units granted was determined by dividing the $150,000 grant date fair value noted above by the closing price of an AB Holding Unit on the date of the May 2017 Board Meeting, or $21.25 per unit (“May 2017 Price”). These awards vest over three years, with 25% of the AB Holding Units having vested on the grant date and the remaining portion of the award vesting ratably on each of the first three anniversaries of the grant date.

At the regular meeting of the Board held in November 2017 (“November 2017 Board Meeting”), the Board granted to each of the three Independent Directors who joined the Board at that time (Ms. Leibowitz and Messrs. Audet and Narayandas) 3,025 restricted AB Holding Units. The number of AB Holding Units granted was determined by dividing a pro-rated portion of the $150,000 grant date fair value noted above by the closing price of an AB Holding Unit on the date of the November 2017 Board Meeting, or $24.80 per unit. These awards vest ratably on each of the first four anniversaries of the grant date.

The Board, to ensure that vesting of Independent Director equity compensation is consistent with AB employee equity awards generally, has determined that awards to Independent Directors in future years will vest ratably on each of the first four anniversaries of the grant date.

Further, in order to avoid any perception that our directors’ exercise of their fiduciary duties might be impaired, restricted AB Holding Unit grants to Independent Directors are not forfeitable, except if the director is terminated for “Cause”, as that term is defined in the 2010 Plan, the 2017 Plan or the applicable award agreement. Accordingly, restricted AB Holding Units generally are delivered as soon as administratively feasible following an Eligible Director’s resignation from the Board.

Equity grants to Independent Directors generally are made at the May meeting of the Board. The date of the May meeting is set by the Board the previous year.

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

Non-Executive Chairman Compensation

Mr. Zoellick’s compensation, which was approved by the sole stockholder of the General Partner and by the Board in April 2017, consists of:

•	an annual retainer of $425,000 (paid quarterly after any quarter during which Mr. Zoellick serves as Non-Executive Chairman); and

•	an annual equity-based grant under an equity compensation plan consisting of restricted AB Holding Units with a grant date fair value of $425,000.

Restricted AB Holding Unit awards granted to Mr. Zoellick vest ratably on each of the first four anniversaries of the grant date.

The Board granted to Mr. Zoellick 20,000 restricted AB Holding Units at the May 2017 Board Meeting. The number of AB Holding Units granted was determined by dividing the $425,000 grant date fair value noted above by the May 2017 Price.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

AB Holding Units to be issued pursuant to our equity compensation plans as of December 31, 2017 are as follows:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(1)
Equity compensation plans approved by security holders	3,082,470	$52.37	53,853,744
Equity compensation plans not approved by security holders	—	—	—
Total	3,082,470	$52.37	53,853,744
________________________________________________________________________________________________________________________

(1)	All AB Holding Units remaining available for future issuance will be issued pursuant to the 2017 Plan, which was approved during a Special Meeting of AB Holding Unitholders held on September 29, 2017.

There are no AB Units to be issued pursuant to an equity compensation plan.

For information about our equity compensation plans, see Note 18 to AB’s consolidated financial statements in Item 8.

Principal Security Holders

As of December 31, 2017, we had no information that any person beneficially owned more than 5% of the outstanding AB Holding Units.

As of December 31, 2017, we had no information that any person beneficially owned more than 5% of the outstanding AB Units, except as reported by AXA and certain of its subsidiaries on Schedule 13D/A with the SEC on December 13, 2017 pursuant to the Exchange Act. We have prepared the following table, and the notes that follow, in reliance on such filing:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Reported on Schedule		Percent of Class
AXA(1)(2)(3)(4)(5) 25 avenue Matignon 75008 Paris, France	170,121,745	(4)(5)	63.3	(4)(5)
________________________________________________________________________________________________________________________

(1)
Based on information provided by AXA Financial, on December 31, 2017, AXA and certain of its subsidiaries beneficially owned all of AXA Financial’s outstanding common stock. For insurance regulatory purposes, the shares of common stock of AXA Financial beneficially owned by AXA and its subsidiaries have been deposited into a voting trust (“Voting Trust”), the term of which ends on April 29, 2021. The trustees of the Voting Trust (“Voting Trustees”) are Denis Duverne and Mark Pearson. Mr. Duverne serves on the Board of Directors of AXA, while Mr. Pearson serves on the Management Committee of AXA. The Voting Trustees have agreed to exercise their voting rights to protect the legitimate economic interests of AXA, but with a view to ensuring that certain minority shareholders of AXA do not exercise control over AXA Financial or certain of its insurance subsidiaries.

(2)
Based on information provided by AXA, as of December 31, 2017, 14.13% of the issued ordinary shares (representing 23.97% of the voting power) of AXA were owned directly and indirectly by two French mutual insurance companies (AXA Assurances IARD Mutuelle and AXA Assurances Vie Mutuelle) engaged in the Property & Casualty insurance business and the Life & Savings insurance business in France (“Mutuelles AXA”).

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

(4)
By reason of their relationships, AXA, the Voting Trustees, the Mutuelles AXA, AXA Equitable Holdings, AXA Equitable Financial Services, LLC (a subsidiary of AXA Equitable Holdings), AXA-IM Holding U.S. (a 97.44%-owned subsidiary of AXA), AXA Financial, AXA Equitable, Coliseum Reinsurance Company (a subsidiary of AXA Financial), ACMC, LLC (a subsidiary of AXA Equitable) and MLOA may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of the 170,121,745 issued and outstanding AB Units.

(5)
AXA and its subsidiaries have reported on Schedule 13D/A dated as of December 13, 2017 that, by reason of AXA’s ownership of 100% of the outstanding shares of common stock of AXA America and its ownership of 97.44% of the outstanding shares of common stock of AXA-IM Holding U.S., AXA may be deemed to beneficially own all of the issued and outstanding AB Units owned directly and indirectly by AXA Equitable Holdings and AXA-IM Holding U.S.

As of December 31, 2017, AB Holding was the record owner of 96,461,989, or 35.9%, of the issued and outstanding AB Units.

Management

As of December 31, 2017, the beneficial ownership of AB Holding Units by each director and named executive officer of the General Partner and by all directors and executive officers as a group is as follows:

Name of Beneficial Owner	Number of AB Holding Units and Nature of Beneficial Ownership	Percent of Class
Seth P. Bernstein(1)(2)	164,706	*
Robert B. Zoellick(1)	31,300	*
Paul L. Audet	3,025	*
Ramon de Oliveira(1)	7,059	*
Denis Duverne(1)	2,000	*
Barbara Fallon-Walsh(1)	7,059	*
Daniel G. Kaye(1)	7,059	*
Shelley B. Leibowitz	9,825	*
Anders Malmstrom(1)	—	*
Das Narayandas	3,025	*
Mark Pearson(1)	—	*
James A. Gingrich(1)(3)	1,286,869	1.3
Laurence E. Cranch(1)(4)	288,228	*
John C. Weisenseel(1)(5)	121,424	*
Kate C. Burke(1)(6)	44,710
All directors and executive officers as a group (15 persons)(7)(8)	1,976,289	2.0%
________________________________________________________________________________________________________________________

*	Number of AB Holding Units listed represents less than 1% of the Units outstanding.

(1)
Excludes AB Holding Units beneficially owned by AXA and its subsidiaries. Ms. Fallon-Walsh and Messrs. Bernstein, de Oliveira, Duverne, Kaye, Malmstrom and Pearson are directors and/or officers of AXA, AXA Equitable Holdings, AXA Financial and/or AXA Equitable. Ms. Burke and Messrs. Bernstein, Zoellick, Gingrich, Cranch and Weisenseel are directors and/or officers of the General Partner.

(2)
Reflects 164,706 restricted AB Holding Units awarded to Mr. Bernstein pursuant to the CEO Employment Agreement that have not yet vested. See “Overview of Our President and CEO’s Compensation – Compensation Elements – Restricted AB Holding Units” in Item 11 for additional information regarding the CEO 2017 Award.

(3)
Includes 1,239,148 restricted AB Holding Units awarded to Mr. Gingrich as long-term incentive compensation that have not yet vested or with respect to which he has deferred delivery. For information regarding Mr. Gingrich’s long-term incentive compensation awards, see “Grants of Plan-based Awards in 2017” and “Outstanding Equity Awards at 2017 Fiscal Year-End” in Item 11.

(4)
Includes 78,348 AB Holding Units Mr. Cranch can acquire within 60 days under an AB option plan and 115,465 restricted AB Holding Units awarded to Mr. Cranch as long-term incentive compensation that have not yet vested or with respect to which he has deferred delivery. For information regarding Mr. Cranch's long-term incentive compensation awards, see “Grants of Plan-based Awards in 2017” and “Outstanding Equity Awards at 2017 Fiscal Year-End” in Item 11.

(5)
Includes 92,106 restricted AB Holding Units awarded to Mr. Weisenseel as long-term incentive compensation that have not yet vested or with respect to which he has deferred delivery.  For information regarding Mr. Weisenseel’s long-term incentive compensation awards, see “Grants of Plan-based Awards in 2017” and “Outstanding Equity Awards at 2017 Fiscal Year-End” in Item 11.

(6)
Includes 32,853 restricted AB Holding Units awarded to Ms. Burke as long-term incentive compensation that have not yet vested or with respect to which she has deferred delivery.  For information regarding Ms. Burke’s long-term incentive compensation awards, see “Grants of Plan-based Awards in 2017” and “Outstanding Equity Awards at 2017 Fiscal Year-End” in Item 11.

(7)	Includes 78,348 AB Holding Units the directors and executive officers as a group can acquire within 60 days under AB option plans.

(8)
Includes 1,644,278 restricted AB Holding Units awarded to the executive officers as a group as long-term incentive compensation that have not yet vested and/or with respect to which the executive officer has deferred delivery.

As of December 31, 2017, our directors and executive officers did not beneficially own any AB Units.

As of December 31, 2017, the beneficial ownership of the common stock of AXA by each director and named executive officer of the General Partner and by all directors and executive officers as a group is as follows:

AXA Common Stock(1)

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class
Seth P. Bernstein	—	*
Robert B. Zoellick	—	*
Paul L. Audet	—	*
Ramon de Oliveira(2)	35,117	*
Denis Duverne(3)	1,956,570	*
Barbara Fallon-Walsh(4)	26,181	*
Daniel G. Kaye	9,064	*
Shelley B. Leibowitz	—	*
Anders Malmstrom(5)	122,230	*
Das Narayandas	—	*
Mark Pearson(6)	993,205	*
James A. Gingrich	—	*
Laurence E. Cranch	—	*
John C. Weisenseel	—	*
Kate C. Burke	—	*
All directors and executive officers as a group (15 persons)(7)	3,142,367	*
________________________________________________________________________________________________________________________
* Number of shares listed represents less than 1% of the outstanding AXA common stock.

(1)	Holdings of AXA American Depositary Shares (“ADS”) are expressed as their equivalent in AXA common stock. Each AXA ADS represents the right to receive one AXA ordinary share.

(2)	Includes 4,361 shares Mr. de Oliveira can acquire within 60 days under option plans.

(3)
Includes 409,480 shares Mr. Duverne can acquire within 60 days under option plans. Also includes 82,603 AXA performance shares, which are paid out when vested based on the share price of AXA at that time and are subject to achievement of internal performance conditions.

(4)	Includes 2,127 shares Ms. Fallon-Walsh can acquire within 60 days under options plans.

(5)
Includes 23,851 shares Mr. Malmstrom can acquire within 60 days under option plans. Also includes 97,297 AXA performance shares, which are paid out when vested based on the share price of AXA at that time and are subject to achievement of internal performance conditions.

(6)
Includes 529,707 shares Mr. Pearson can acquire within 60 days under options plans. Also includes 332,007 AXA performance shares, which are paid out when vested based on the share price of AXA at that time and are subject to achievement of internal performance conditions.

(7)	Includes 969,526 shares the directors and executive officers as a group can acquire within 60 days under option plans.

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

In practice, our management pricing committees review investment advisory agreements with AXA Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with AXA Affiliates are submitted to the Audit Committee for their review and approval. (See “Committees of the Board” in Item 10 for details regarding the Audit Committee.) We are not aware of any transaction during 2017 between our company and any related person with respect to which these procedures were not followed.

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

Transactions between AB and related persons during 2017 are as follows (the first table summarizes services we provide to related persons and the second table summarizes services our related persons provide to us):

Parties(1)	General Description of Relationship(2)	Amounts Received or Accrued for in 2017

AXA Equitable(3)	We provide investment management services and ancillary accounting, valuation, reporting, treasury and other services to the general and separate accounts of AXA Equitable and its insurance company subsidiaries.	$62,453,000
EQAT, AXA Enterprise Trust and AXA Premier VIP Trust	We serve as sub-adviser to these open-end mutual funds, each of which is sponsored by a subsidiary of AXA Financial.	$26,392,000
AXA AB Funds	We provide investment management, distribution and shareholder servicing-related services.	$17,593,000
AXA Life Japan Limited(3)		$14,124,000
AXA France(3)		$12,300,000
AXA Switzerland Life(3)		$10,426,000
AXA Re Arizona Company(3)		$7,559,000
AXA U.K. Group Pension Scheme		$6,999,000
AXA Rosenberg Asia Pacific(3)		$5,748,000

AXA Germany(3)		$4,985,000
AXA Belgium(3)		$3,383,000
MONY Life Insurance Company of America(3)		$1,789,000
AXA Hong Kong Life(3)		$1,641,000
AXA Mediterranean(3)		$1,438,000
AXA Switzerland Property and Casualty(3)		$1,024,000
AIM Deutschland GmbH(3)		$474,000
AXA Corporate Solutions(3)		$432,000
AXA Investment Managers Ltd.(3)		$403,000
U.S. Financial Life Insurance Company(3)		$366,000
AXA Winterthur(3)		$364,000
AXA MPS (3)		$353,000
AXA General Insurance Hong Kong Ltd.(3)		$304,000
AXA Insurance Company(3)		$144,000
AXA Life Singapore (3)		$141,000

Parties(1)(3)	General Description of Relationship	Amounts Paid or Accrued for in 2017
AXA Advisors	Distributes certain of our Retail Products and provides Private Wealth Management referrals.	$19,202,000
AXA Business Services Pvt. Ltd.	Provides data processing services and support for certain investment operations functions.	$5,622,000
AXA Equitable	We are covered by various insurance policies maintained by AXA Equitable.	$2,610,000
AXA Advisors	Sells shares of our mutual funds under Distribution Service and educational Support agreements.	$1,696,000
AXA Technology Services India Pvt.	Provides certain data processing services and functions.	$1,661,000
AXA Group Solutions Pvt. Ltd.	Provides maintenance and development support for applications.	$920,000
GIE Informatique AXA	Provides cooperative technology development and procurement services to us and to various other subsidiaries of AXA.	$687,000
AXA Wealth	Provides portfolio-related services for assets we manage under the AXA Corporate Trustee Investment Plan.	$474,000
AXA Equitable	Reflects cost sharing arrangement related to EQ/International Equity Index Portfolio.	$275,000
AXA Assistance USA, Inc.	Provides security and medical response solutions to business travelers and expatriates.	$179,000
________________________________________________________________________________________________________________________

(1)	AB or one of its subsidiaries is a party to each transaction.

(2)	We provide investment management services unless otherwise indicated.

(3)	This entity is a subsidiary of AXA.

Additional Transactions with Related Persons

Please refer to “Compensation for Mr. Kraus” in Item 11 for a discussion of the Unit Purchase Agreement, under which AXA Equitable Holdings agreed to purchase from Mr. Kraus, and Mr. Kraus agreed to sell to AXA Equitable Holdings, all of Mr. Kraus’s AB Holding Units.

AXA Equitable and its affiliates are not obligated to provide funds to us, except for ACMC, LLC’s and the General Partner’s obligation to fund certain of our incentive compensation and employee benefit plan obligations. ACMC, LLC and the General Partner are obligated, subject to certain limitations, to make capital contributions to AB in an amount equal to the payments AB is required to make as incentive compensation under the employment agreements entered into in connection with AXA Equitable’s 1985 acquisition of Donaldson, Lufkin and Jenrette Securities Corporation (since November 2000, a part of Credit Suisse Group) as well as obligations of AB to various employees and their beneficiaries under AB’s Capital Accumulation Plan. In 2017, ACMC, LLC made capital contributions to AB in the amount of approximately $0.3 million in respect of these obligations. ACMC, LLC’s obligations to make these contributions are guaranteed by Equitable Holdings, LLC (a wholly-owned subsidiary of AXA Equitable), subject to certain limitations. All tax deductions with respect to these obligations, to the extent funded by ACMC, LLC, the General Partner or Equitable Holdings, LLC, will be allocated to ACMC, LLC or the General Partner.

Arrangements with Immediate Family Members of Related Persons

During 2017, we did not have arrangements with immediate family members of our directors and executive officers.

Director Independence

See “Independence of Certain Directors” in Item 10.

Item 14.    Principal Accounting Fees and Services

Fees for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of AB’s and AB Holding’s annual financial statements for 2017 and 2016, respectively, and fees for other services rendered by PwC are as follows:

	2017	2016
	(in thousands)
Audit fees(1)	$5,943	$5,173
Audit-related fees(2)	3,457	3,391
Tax fees(3)	2,112	1,980
All other fees(4)	189	548
Total	$11,701	$11,092
________________________________________________________________________________________________________________________

(1)	Includes $57,010 and $55,606 paid for audit services to AB Holding in 2017 and 2016, respectively.

(2)	Audit-related fees consist principally of fees for audits of financial statements of certain employee benefit plans, internal control reviews and accounting consultation.

(3)	Tax fees consist of fees for tax consultation and tax compliance services.

(4)	All other fees in 2017 and 2016 consisted of miscellaneous non-audit services.

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

Financial Statement Schedule.

Attached to this Form 10-K is a schedule describing Valuation and Qualifying Account-Allowance for Doubtful Accounts for the three years ended December 31, 2017, 2016 and 2015.

(b)	Exhibits.

The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith or incorporated by reference herein, as indicated:

Exhibit	Description
3.01	AllianceBernstein Corporation By-Laws with amendments through November 14, 2017.
3.02	Amended and Restated Certificate of Limited Partnership dated February 24, 2006 of AB Holding (incorporated by reference to Exhibit 99.06 to Form 8-K, as filed February 24, 2006).
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

3.08	Certificate of Amendment to the Certificate of Incorporation of AllianceBernstein Corporation (incorporated by reference to Exhibit 99.08 to Form 8-K, as filed February 24, 2006).
10.01	Amendment Agreement, dated as of February 6, 2018, between James A. Gingrich and AB to amend the Letter Agreement, dated as of February 13, 2017, between Mr. Gingrich and AB.*
10.02	AllianceBernstein 2017 Incentive Compensation Award Program.*
10.03	AllianceBernstein 2017 Deferred Cash Compensation Program.*
10.04	Form of Award Agreement under Incentive Compensation Award Program, Deferred Cash Compensation Program and AB 2017 Long Term Incentive Plan.*
10.05	Form of Award Agreement, dated as of November 14, 2017, under AB 2017 Long Term Incentive Plan relating to equity compensation awards to Eligible Directors.*
10.06	AB 2017 Long Term Incentive Plan.*
10.07	Award Agreement, dated as of May 16, 2017, among Robert B. Zoellick, AB and AB Holding, under 2010 Long Term Incentive Plan.*
10.08	Award Agreement, dated as of May 16, 2017, among Seth P. Bernstein, AB and AB Holding, under 2010 Long Term Incentive Plan.*
10.09	Form of Award Agreement, dated as of May 16, 2017, under 2010 Long Term Incentive Plan relating to equity compensation awards to Eligible Directors.*
10.10	Amendment to the Retirement Plan for Employees of AllianceBernstein L.P., dated as of May 16, 2017 and effective as of January 1, 2008.*
10.11	Summary of AB's Lease at 1345 Avenue of the Americas, New York, NY 10105.
10.12	Guidelines for Transfer of AB Units.

10.13
Amendment No. 1 to Revolving Credit Agreement, dated as of November 29, 2017, with AB and SCB LLC as Borrowers, the Industrial and Commercial Bank of China Limited, New York Branch, as Administrative Agent and the other lending institutions that may be party thereto (incorporated by reference to Exhibit 10.02 to Form 8-K, as filed December 4, 2017).

10.14
Letter Agreement between Robert B. Zoellick and AllianceBernstein Corporation relating to Mr. Zoellick's Service as Non-Executive Chairman of the Board (incorporated by reference to Exhibit 10.1 to Form 8-K, as filed May 1, 2017).*

10.15
Letter Agreement among Peter S. Kraus, AB, AB Holding and AllianceBernstein Corporation relating to Cooperation by Mr. Kraus in Transition of his Duties (incorporated by reference to Exhibit 10.2 to Form 8-K, as filed May 1, 2017).*

10.16	Employment Agreement among Seth P. Bernstein, AB, AB Holding and AllianceBernstein Corporation (incorporated by reference to Exhibit 10.3 to Form 10-K, as filed May 1, 2017).*
10.17	Agreement between Peter S. Kraus and AXA America Holdings, Inc. relating to Purchase and Sale of AB Holding Units (incorporated by reference to Exhibit 10.4 to Form 8-K, as filed May 1, 2017).*
10.18	Award Letter among James A. Gingrich, AB and AB Holding (incorporated by reference to Exhibit 10.01 to Form 10-K for the fiscal year ended December 31, 2016, as filed February 14, 2017).*
10.19
Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of October 20, 2016 and effective as of January 1, 2017 (incorporated by reference to Exhibit 10.06 to Form 10-K for the fiscal year ended December 31, 2016, as filed February 14, 2017).*

10.20
Revolving Credit Agreement, dated as of December 1, 2016, with AB and SCB LLC as Borrowers, the Industrial and Commercial Bank of China as Administrative Agent and the other lending institutions that may be party thereto (incorporated by reference to Exhibit 10.01 to Form 8-K, as filed December 5, 2016).

10.21
Profit Sharing Plan for Employees of AB, as amended and restated as of January 1, 2015 and as further amended as of January 1, 2017 (incorporated by reference to Exhibit 10.05 to Form 10-K the the fiscal year ended December 31, 2015, as filed February 11, 2016).*

10.22
Amendment and Restatement of the Retirement Plan for Employees of AB, as of January 1, 2015 (incorporated by reference to Exhibit 10.06 to Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).*

10.23
Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Citigroup Global Markets Inc., as Dealer (incorporated by reference to Exhibit 10.08 to Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).

10.24
Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Credit Suisse Securities (USA) LLC, as Dealer.(incorporated by reference to Exhibit 10.09 to Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).

10.25
Commercial Paper Dealer Agreement 4(a)(2) Program, dated as of June 1, 2015, between AllianceBernstein L.P., as Issuer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer.(incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 2015, as filed February 11, 2016).

10.26	AllianceBernstein L.P. 2010 Long Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.03 to Form 10-K for the fiscal year ended December 31, 2014, as filed February 12, 2015.)*
10.27
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

10.28
Employment Agreement among Peter S. Kraus, AllianceBernstein Corporation, AB Holding and AB, dated as of June 21, 2012 (incorporated by reference to Exhibit 99.01 to Form 8-K/A, as filed June 26, 2012).*

10.29
Amendment No. 1 to Employment Agreement dated as of December 19, 2008 among Peter S. Kraus, AllianceBernstein Corporation, AB Holding and AB, dated as of June 21, 2012 (incorporated by reference to Exhibit 99.02 to Form 8-K, as filed June 21, 2012).*

10.30	Form of Award Agreement under the Special Option Program (incorporated by reference to Exhibit 10.07 to Form 10-K for the fiscal year ended December 31, 2008, as filed February 23, 2009).*
10.31
Investment Advisory and Management Agreement for the General Account of AXA Equitable Life Insurance Company (incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 2004, as filed March 15, 2005).

10.32
Amended and Restated Investment Advisory and Management Agreement dated January 1, 1999 among AB Holding, Alliance Corporate Finance Group Incorporated, and AXA Equitable Life Insurance Company (incorporated by reference to Exhibit (a)(6) to Form 10-Q/A for the quarterly period ended September 30, 1999, as filed on September 28, 2000).

12.01	AB Consolidated Ratio of Earnings to Fixed Charges in respect of the years ended December 31, 2017, 2016 and 2015.
21.01	Subsidiaries of AB.
23.01	Consents of PricewaterhouseCoopers LLP.
31.01	Certification of Mr. Bernstein furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Mr. Weisenseel furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

AllianceBernstein Holding L.P.

Date: February 13, 2018	By:	/s/ Seth P. Bernstein
Seth P. Bernstein
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 13, 2018	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

Date: February 13, 2018	/s/ Edward J. Farrell
Edward J. Farrell
Chief Accounting Officer

Directors

/s/ Seth P. Bernstein	/s/ Robert B. Zoellick
Seth P. Bernstein	Robert B. Zoellick
President and Chief Executive Officer	Chairman of the Board

/s/ Paul L. Audet	/s/ Ramon de Oliveira
Paul L. Audet	Ramon de Oliveira
Director	Director

/s/ Denis Duverne	/s/ Barbara Fallon-Walsh
Denis Duverne	Barbara Fallon-Walsh
Director	Director

/s/ Daniel G. Kaye	/s/ Shelley B. Leibowitz
Daniel G. Kaye	Shelley B. Leibowitz
Director	Director

/s/ Anders Malmstrom	/s/ Das Narayandas
Anders Malmstrom	Das Narayandas
Director	Director

/s/ Mark Pearson
Mark Pearson
Director

SCHEDULE II

AllianceBernstein L.P.
Valuation and Qualifying Account - Allowance for Doubtful Accounts
For the Three Years Ending December 31, 2017, 2016 and 2015

Description	Balance at Beginning of Period	Credited to Costs and Expenses	Deductions		Balance at End of Period
	(in thousands)
For the year ended December 31, 2015	$725	$100	$273	(a)	$552

For the year ended December 31, 2016	$552	$—	$39	(b)	$513

For the year ended December 31, 2017	$513	$150	252	(c)	$411

(a)	Includes accounts written-off as uncollectible of $273.

(b)	Includes accounts written-off as uncollectible of $39.

(c)	Includes accounts written-off as uncollectible of $252.