Form 10-Q
period 2018-03-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2018-04-26
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2018 was 97,643,743.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Investment in AB	$1,560,834	$1,544,704
Total assets	$1,560,834	$1,544,704

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$126	$1,154
Total liabilities	126	1,154

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,400	1,411
Limited partners: 97,543,743 and 96,361,989 limited partnership units issued and outstanding	1,609,974	1,590,776
AB Holding Units held by AB to fund long-term incentive compensation plans	(20,551)	(15,174)
Accumulated other comprehensive loss	(30,115)	(33,463)
Total partners’ capital	1,560,708	1,543,550
Total liabilities and partners’ capital	$1,560,834	$1,544,704

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Equity in net income attributable to AB Unitholders	$65,698	$49,666

Income taxes	7,538	5,756

Net income	$58,160	$43,910

Net income per unit:
Basic	$0.60	$0.46
Diluted	$0.60	$0.46

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Net income	$58,160	$43,910
Other comprehensive income (loss):
Foreign currency translation adjustments, before tax	3,448	3,199
Income tax (expense)	(20)	(45)
Foreign currency translation adjustments, net of tax	3,428	3,154
Unrealized (losses) on investments:
Unrealized (losses) arising during period	—	(5)
Less: reclassification adjustments for (losses) included in net income	—	—
Changes in unrealized (losses) on investments	—	(5)
Income tax benefit (expense)	(1)	(1)
Unrealized (losses) on investments, net of tax	(1)	(6)
Changes in employee benefit related items:
Amortization of prior service cost	—	2
Recognized actuarial (loss) gain	(38)	112
Changes in employee benefit related items	(38)	114
Income tax (expense)	(41)	(27)
Employee benefit related items, net of tax	(79)	87
Other comprehensive income	3,348	3,235
Comprehensive income	$61,508	$47,145

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$58,160	$43,910
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(65,698)	(49,666)
Cash distributions received from AB	88,671	70,381
Changes in assets and liabilities:
Decrease in other liabilities	(1,028)	(306)
Net cash provided by operating activities	80,105	64,319

Cash flows from investing activities:
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	(4,008)	(4,468)
Net cash used in investing activities	(4,008)	(4,468)

Cash flows from financing activities:
Cash distributions to Unitholders	(81,801)	(64,837)
Capital contributions from AB	1,696	518
Proceeds from exercise of compensatory options to buy AB Holding Units	4,008	4,468
Net cash used in financing activities	(76,097)	(59,851)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
March 31, 2018
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

1.	Business Description, Organization and Basis of Presentation

Business Description

AB Holding’s principal source of income and cash flow is attributable to its investment in AB limited partnership interests. The condensed financial statements and notes of AB Holding should be read in conjunction with the condensed consolidated financial statements and notes of AB included as an exhibit to this quarterly report on Form 10-Q and with AB Holding’s and AB’s audited financial statements included in AB Holding’s Form 10-K for the year ended December 31, 2017.

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

Organization

As of March 31, 2018, AXA, a société anonyme organized under the laws of France and the holding company for the AXA Group, a worldwide leader in financial protection, through certain of its subsidiaries (“AXA and its subsidiaries”) owns approximately 3.9% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of AXA, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of March 31, 2018, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, is as follows:

AXA and its subsidiaries	63.0%
AB Holding	35.8
Unaffiliated holders	1.2
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, AXA and its subsidiaries have an approximate 64.4% economic interest in AB as of March 31, 2018.

Basis of Presentation

The interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed statement of financial condition as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

AB's ASC 606 Implementation

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which outlines a single comprehensive revenue recognition model for all contracts with customers and supersedes most of the existing revenue recognition requirements. This standard had no impact on AB Holding’s statement of income. AB adopted this new standard on January 1, 2018 on a modified retrospective basis for contracts that were not completed as of the date of adoption.

On January 1, 2018, AB recorded a cumulative effect adjustment, net of tax, of a $35.0 million increase to partners’ capital in its condensed consolidated statement of financial condition. Accordingly, AB Holding , as a result of its 35.5% ownership interest in AB as of January 1, 2018, recorded a cumulative effect adjustment, net of tax, of $12.5 million to partners’ capital in its condensed statement of financial condition.

Index

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

On April 26, 2018, the General Partner declared a distribution of $0.73 per unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2018. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on May 17, 2018 to holders of record at the close of business on May 7, 2018.
The $0.13 difference between diluted net income per AB Holding Unit of $0.60 and the distribution of $0.73 in the first quarter of 2018 primarily resulted from AB's adoption of revenue recognition standard ASC 606, as a consequence of which AB recognized $35 million of income, as previously discussed in Note 1, Business Description, Organization and Basis of Presentation, AB's ASC 606 Implementation.

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

During the three months ended March 31, 2018 and 2017, AB purchased 0.1 million and 1.3 million AB Holding Units for $2.3 million and $31.0 million, respectively (on a trade date basis). There were no open-market purchases during the first quarter of 2018. The first quarter of 2017 amount reflects open-market purchases of 1.2 million AB Holding Units for $27.8 million, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2018 expired at the close of business on April 25, 2018. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During each of the first three months of 2018 and 2017, AB granted to employees and Eligible Directors 1.1 million restricted AB Holding Unit awards. AB used AB Holding Units repurchased during the periods and newly-issued AB Holding Units to fund these restricted AB Holding Unit awards.

During the first three months of 2018 and 2017, AB Holding issued 0.2 million and 0.3 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $4.0 million and $4.5 million, respectively, received as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per unit amounts)

Net income – basic	$58,160	$43,910
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	145	176
Net income – diluted	$58,305	$44,086

Weighted average units outstanding – basic	96,987	96,238
Dilutive effect of compensatory options	336	534
Weighted average units outstanding – diluted	97,323	96,772

Basic net income per unit	$0.60	$0.46
Diluted net income per unit	$0.60	$0.46

We excluded, 1,225,731 options for the three months ended March 31, 2018 and 2,437,307 options for the three months ended March 31, 2017, from the diluted net income per unit computation due to their anti-dilutive effect.

5.	Investment in AB

Changes in AB Holding’s investment in AB during the three-month period ended March 31, 2018 are as follows (in thousands):

Investment in AB as of December 31, 2017	$1,544,704
Equity in net income attributable to AB Unitholders	65,698
Changes in accumulated other comprehensive income (loss)	3,348
Additional investments with proceeds from exercise of compensatory options to buy AB Holding Units	4,008
Cash distributions received from AB	(88,671)
Capital contributions from AB	(1,696)
AB Holding Units retired	(67)
AB Holding Units issued to fund long-term incentive compensation plans	26,338
Change in AB Holding Units held by AB for long-term incentive compensation plans	(5,377)
Impact of ABLP's adoption of revenue recognition standard ASC 606	12,549
Investment in AB as of March 31, 2018	$1,560,834

Index

6.	Units Outstanding

Changes in AB Holding Units outstanding during the three-month period ended March 31, 2018 are as follows:

Outstanding as of December 31, 2017	96,461,989
Options exercised	235,105
Units issued	949,185
Units retired	(2,536)
Outstanding as of March 31, 2018	97,643,743

7.	Income Taxes

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

	Three Months Ended March 31,
	2018	2017	% Change
	(in thousands)
Net income attributable to AB Unitholders	$184,196	$139,937	31.6%
Multiplied by: weighted average equity ownership interest	35.7%	35.5%
Equity in net income attributable to AB Unitholders	$65,698	$49,666	32.3

AB qualifying revenues	$702,919	$546,177	28.7
Multiplied by: weighted average equity ownership interest for calculating tax	30.1%	29.6%
Multiplied by: federal tax	3.5%	3.5%
Federal income taxes	7,410	5,651
State income taxes	128	105
Total income taxes	$7,538	$5,756	31.0

Effective tax rate	11.5%	11.6%

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

Legal and regulatory matters described below pertain to AB and are included here due to their potential significance to AB Holding's investment in AB.

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

AB Holding’s principal source of income and cash flow is attributable to its investment in AB Units. AB Holding’s interim condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AB included as an exhibit to this Form 10-Q. They also should be read in conjunction with AB’s audited financial statements and notes and MD&A included in AB Holding’s Form 10-K for the year ended December 31, 2017.

Results of Operations

	Three Months Ended March 31,
	2018	2017	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$184,196	$139,937	31.6%
Weighted average equity ownership interest	35.7%	35.5%
Equity in net income attributable to AB Unitholders	65,698	49,666	32.3
Income taxes	7,538	5,756	31.0
Net income of AB Holding	$58,160	$43,910	32.5
Diluted net income per AB Holding Unit	$0.60	$0.46	30.4
Distribution per AB Holding Unit(1)	$0.73	$0.46	58.7
________________________

(1)	Distributions reflect the impact of AB’s non-GAAP adjustments.

Net income for the three months ended March 31, 2018 increased $14.3 million, due to higher net income attributable to AB Unitholders and slightly higher weighted average equity ownership interest.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 11.5% in the first quarter of 2018 compared to 11.6% during the first quarter of 2017. See Note 7 to the condensed financial statements contained in Item 1 for the calculation of income tax expense.

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

Index

The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit are as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments, before taxes	$35,309	$590
Income tax (expense) benefit on non-GAAP adjustments	(907)	(36)
AB non-GAAP adjustments, after taxes	34,402	554
AB Holding’s weighted average equity ownership interest in AB	35.7%	35.5%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$12,271	$197

Net income – diluted, GAAP basis	$58,305	$44,086
Impact on AB Holding’s net income of AB non-GAAP adjustments	12,271	197
Adjusted net income – diluted	$70,576	$44,283

Diluted net income per AB Holding Unit, GAAP basis	$0.60	$0.46
Impact of AB non-GAAP adjustments	0.13	—
Adjusted diluted net income per AB Holding Unit	$0.73	$0.46

The degree to which AB's non-GAAP adjustments impact AB Holding's net income fluctuates based on AB Holding's ownership percentage in AB. The impact of AB non-GAAP adjustments in the first quarter of 2018 of $0.13 is primarily driven by the impact of AB's adoption of revenue recognition standard ASC 606.

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

Capital Resources and Liquidity

During the three months ended March 31, 2018, net cash provided by operating activities was $80.1 million, compared to $64.3 million during the corresponding 2017 period. The increase primarily resulted from higher cash distributions received from AB of $18.3 million.

During the three months ended March 31, 2018, net cash used in investing activities was $4.0 million, compared to $4.5 million during the corresponding 2017 period. The activity in both periods reflects the investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

During the three months ended March 31, 2018, net cash used in financing activities was $76.1 million, compared to $59.9 million during the corresponding 2017 period. The increase primarily was due to higher cash distributions to Unitholders of $17.0 million.

Management believes that AB Holding will have the resources it needs to meet its financial obligations as a result of the cash flow AB Holding realizes from its investment in AB.

Index

Commitments and Contingencies

See Note 8 to the condensed financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2017 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely impact our revenues, financial condition, results of operations and business prospects.

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

Index

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

•	general conditions of the markets in which our business operates, including modest appreciation in both equity and fixed income total investment returns.

Index

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in AB Holding’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB Holding's Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 to the condensed financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in AB Holding's Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Holding Units sold by AB Holding in the period covered by this report that were not registered under the Securities Act.

Each quarter, since the third quarter of 2011, AB has implemented plans to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. The plan adopted during the first quarter of 2018 expired at the close of business on April 25, 2018. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

AB Holding Units bought by us or one of our affiliates during the first quarter of 2018 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
1/1/18 - 1/31/18	—	$—	—	—
2/1/18 - 2/28/18(1)	83,843	27.23	—	—
3/1/18 - 3/31/18(1)	1,833	26.25	—	—
Total	85,676	$27.21	—	—

(1)
During the first quarter of 2018, AB purchased from employees 85,676 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

Index

AB Units bought by us or one of our affiliates during the first quarter of 2018 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
1/1/18 - 1/31/18	—	$—	—	—
2/1/18 - 2/28/18	—	—	—	—
3/1/18 - 3/31/18 (1)	1,150	26.74	—	—
Total	1,150	$26.74	—	—

(1)	During March 2018, AB purchased 1,150 AB Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Index

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car, accident and health insurance to diplomats based at the Iranian Embassy in Berlin, Germany. The total annual premium of these policies is approximately $139,700 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $26,000. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats.

In addition, AXA has informed us that AXA Insurance Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under four separate policies to the Iranian Embassy in Dublin, Ireland. AXA has informed us that compliance with the Declined Cases Agreement of the Irish Government prohibits the cancellation of these policies unless another insurer is willing to assume the coverage. The total annual premium for these policies is approximately $6,268 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $764.

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

Additionally, AXA has informed us that AXA Winterthur, an AXA insurance subsidiary organized under the laws of Switzerland, provides Naftiran Intertrade, a wholly-owned subsidiary of the Iranian state-owned National Iranian Oil Company, with life, disability and accident coverage for its employees. The provision of these forms of coverage is mandatory for employees in Switzerland. The total annual premium of these policies is approximately $373,668 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $56,000.

Lastly, AXA has informed us that AXA Egypt, an AXA insurance subsidiary organized under the laws of Egypt, provides the Iranian state-owned Iran Development Bank two life insurance contracts, covering individuals who have loans with the bank. The total annual premium of these policies is approximately $34,446 and annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $3,500.

The aggregate annual premium for the above-referenced insurance policies is approximately $557,232, representing approximately 0.0006% of AXA’s 2017 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $86,737, representing approximately 0.001% of AXA’s 2017 aggregate net profit.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2018	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ William R. Siemers
William R. Siemers
Chief Accounting Officer