Form 10-Q
period 2018-06-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2018-07-26
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of June 30, 2018 was 98,028,820.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Investment in AB	$1,534,935	$1,544,704
Total assets	$1,534,935	$1,544,704

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$629	$1,154
Total liabilities	629	1,154

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,386	1,411
Limited partners: 97,928,820 and 96,361,989 limited partnership units issued and outstanding	1,601,958	1,590,776
AB Holding Units held by AB to fund long-term incentive compensation plans	(31,718)	(15,174)
Accumulated other comprehensive loss	(37,320)	(33,463)
Total partners’ capital	1,534,306	1,543,550
Total liabilities and partners’ capital	$1,534,935	$1,544,704

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Equity in net income attributable to AB Unitholders	$65,388	$47,947	$131,086	$97,613

Income taxes	6,931	6,206	14,469	11,962

Net income	$58,457	$41,741	$116,617	$85,651

Net income per unit:
Basic	$0.59	$0.43	$1.19	$0.89
Diluted	$0.59	$0.43	$1.19	$0.89

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$58,457	$41,741	$116,617	$85,651
Other comprehensive income (loss):
Foreign currency translation adjustments, before reclassification and tax	(7,429)	2,643	(3,981)	5,842
Less: reclassification adjustment for (losses) included in net income upon liquidation	(36)	—	(36)	—
Foreign currency translation adjustments, before tax	(7,393)	2,643	(3,945)	5,842
Income tax (expense) benefit	(5)	97	(25)	52
Foreign currency translation adjustments, net of tax	(7,398)	2,740	(3,970)	5,894
Unrealized gains on investments:
Unrealized gains arising during period	—	9	—	4
Less: reclassification adjustments for gains included in net income	—	—	—	—
Changes in unrealized gains on investments	—	9	—	4
Income tax benefit	—	3	—	2
Unrealized gains on investments, net of tax	—	12	—	6
Changes in employee benefit related items:
Amortization of prior service cost	1	8	1	10
Recognized actuarial gain	57	421	19	533
Changes in employee benefit related items	58	429	20	543
Income tax benefit (expense)	1	(4)	(40)	(31)
Employee benefit related items, net of tax	59	425	(20)	512
Other	134	—	133	—
Other comprehensive (loss) income	(7,205)	3,177	(3,857)	6,412
Comprehensive income	$51,252	$44,918	$112,760	$92,063

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$116,617	$85,651
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(131,086)	(97,613)
Cash distributions received from AB	167,861	120,816
Changes in assets and liabilities:
Decrease in other liabilities	(525)	(72)
Net cash provided by operating activities	152,867	108,782

Cash flows from investing activities:
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	(8,314)	(9,246)
Net cash used in investing activities	(8,314)	(9,246)

Cash flows from financing activities:
Cash distributions to Unitholders	(154,064)	(109,371)
Capital contributions from AB	1,197	589
Proceeds from exercise of compensatory options to buy AB Holding Units	8,314	9,246
Net cash used in financing activities	(144,553)	(99,536)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
June 30, 2018
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

AB provides research, diversified investment management and related services globally to a broad range of clients. Its principal services include:

•
Institutional Services – servicing its institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as AXA S.A. (“AXA”), AXA Equitable Holdings, Inc. ("EQH") and their respective subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

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

Organization

During 2017, AXA, a French holding company for the AXA Group, a worldwide leader in life, property and casualty and health insurance and asset management, announced its intention to pursue the sale of a minority stake in EQH, the holding company for a diversified financial services organization, through an initial public offering ("IPO"). During the second quarter of 2018, EQH completed the IPO, and as a result AXA owns approximately 71.9% of the outstanding common stock of EQH as of June 30, 2018. AXA has announced its intention to sell its entire interest in EQH over time, subject to market conditions and other factors. AXA is under no obligation to do so and retains the sole discretion to determine the timing of any future sales of shares of EQH common stock.

As of June 30, 2018, EQH owns approximately 3.8% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of June 30, 2018, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, is as follows:

EQH and its subsidiaries	63.3%
AB Holding	35.9
Unaffiliated holders	0.8
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries have an approximate 64.7% economic interest in AB as of June 30, 2018.

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

Index

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

On July 26, 2018, the General Partner declared a distribution of $0.62 per unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2018. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on August 23, 2018 to holders of record at the close of business on August 6, 2018.

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

During the three and six months ended June 30, 2018, AB purchased approximately 1.2 million and 1.2 million AB Holding Units for $32.9 million and $35.2 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 1.2 million AB Holding Units for $32.9 million during the second quarter of 2018 with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. During the three and six months ended June 30, 2017, AB purchased 4.3 million and 5.7 million AB Holding Units for $96.7 million and $127.8 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 3.7 million and 4.9 million AB Holding Units for $82.4 million and $110.3 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2018 expired at the close of business on July 25, 2018. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first six months of 2018 and 2017, AB granted to employees and Eligible Directors 2.4 million and 2.0 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the periods and newly-issued AB Holding Units to fund these restricted AB Holding Unit awards.

During each of the first six months of 2018 and 2017, AB Holding issued 0.5 million AB Holding Units upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $8.3 million and $9.2 million, respectively, received as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

4.	Net Income per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income – diluted”) and dividing by the diluted weighted average number of units outstanding for each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per unit amounts)

Net income – basic	$58,457	$41,741	$116,617	$85,651
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	115	137	259	313
Net income – diluted	$58,572	$41,878	$116,876	$85,964

Weighted average units outstanding – basic	98,368	96,061	97,673	96,150
Dilutive effect of compensatory options	272	430	303	482
Weighted average units outstanding – diluted	98,640	96,491	97,976	96,632

Basic net income per unit	$0.59	$0.43	$1.19	$0.89
Diluted net income per unit	$0.59	$0.43	$1.19	$0.89

For the three and six months ended June 30, 2018, we excluded 850,155 options and 1,211,906 options, respectively, from the diluted net income computation due to their anti-dilutive effect. For the three and six months ended June 30, 2017, we excluded 2,507,179 options and 2,452,633 options, respectively, from the diluted net income computation due to their anti-dilutive effect.

5.	Investment in AB

Changes in AB Holding’s investment in AB during the six-month period ended June 30, 2018 are as follows (in thousands):

Investment in AB as of December 31, 2017	$1,544,704
Equity in net income attributable to AB Unitholders	131,086
Changes in accumulated other comprehensive income (loss)	(3,857)
Additional investments with proceeds from exercise of compensatory options to buy AB Holding Units	8,314
Cash distributions received from AB	(167,861)
Capital contributions from AB	(1,197)
AB Holding Units retired	(39,704)
AB Holding Units issued to fund long-term incentive compensation plans	67,579
Change in AB Holding Units held by AB for long-term incentive compensation plans	(16,545)
Impact of ABLP's adoption of revenue recognition standard ASC 606	12,549
Other	(133)
Investment in AB as of June 30, 2018	$1,534,935

Index

6.	Units Outstanding

Changes in AB Holding Units outstanding during the six-month period ended June 30, 2018 are as follows:

Outstanding as of December 31, 2017	96,461,989
Options exercised	488,513
Units issued	2,471,307
Units retired	(1,392,989)
Outstanding as of June 30, 2018	98,028,820

7.	Income Taxes

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)
Net income attributable to AB Unitholders	$181,665	$135,103	34.5%	$365,861	$275,040	33.0%
Multiplied by: weighted average equity ownership interest	36.0%	35.5%		35.8%	35.5%
Equity in net income attributable to AB Unitholders	$65,388	$47,947	36.4	$131,086	$97,613	34.3

AB qualifying revenues	$643,009	$586,478	9.6	$1,345,927	$1,132,655	18.8
Multiplied by: weighted average equity ownership interest for calculating tax	30.2%	29.7%		30.2%	29.6%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	6,794	6,099		14,204	11,750
State income taxes	137	107		265	212
Total income taxes	$6,931	$6,206	11.7	$14,469	$11,962	21.0

Effective tax rate	10.6%	12.9%		11.0%	12.3%

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

AB may be involved in various matters, including regulatory inquiries, administrative proceedings and litigation, some of which may allege significant damages. It is reasonably possible that AB could incur losses pertaining to these matters, but management cannot currently estimate any such losses.

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$181,665	$135,103	34.5%	$365,861	$275,040	33.0%
Weighted average equity ownership interest	36.0%	35.5%		35.8%	35.5%
Equity in net income attributable to AB Unitholders	65,388	47,947	36.4	131,086	97,613	34.3
Income taxes	6,931	6,206	11.7	14,469	11,962	21.0
Net income of AB Holding	$58,457	$41,741	40.0	$116,617	$85,651	36.2
Diluted net income per AB Holding Unit	$0.59	$0.43	37.2	$1.19	$0.89	33.7
Distribution per AB Holding Unit(1)	$0.62	$0.49	26.5	$1.35	$0.95	42.1
________________________

(1)	Distributions reflect the impact of AB’s non-GAAP adjustments.

Net income for the three and six months ended June 30, 2018 increased $16.7 million and $31.0 million, respectively, due to higher net income attributable to AB Unitholders and higher weighted average equity ownership interest.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 10.6% in the second quarter of 2018 compared to 12.9% during the second quarter of 2017. AB Holding's effective tax rate during the six months ended June 30, 2018 was 11.0% compared to 12.3% during the six months ended June 30, 2017. See Note 7 to the condensed financial statements contained in Item 1 for the calculation of income tax expense.

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

Index

The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments, before taxes	$7,541	$16,958	$42,850	$17,548
AB income tax expense on non-GAAP adjustments	(292)	(1,077)	(1,135)	(1,088)
AB non-GAAP adjustments, after taxes	7,249	15,881	41,715	16,460
AB Holding’s weighted average equity ownership interest in AB	36.0%	35.5%	35.8%	35.5%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$2,609	$5,637	$14,946	$5,842

Net income – diluted, GAAP basis	$58,572	$41,878	$116,876	$85,964
Impact on AB Holding’s net income of AB non-GAAP adjustments	2,609	5,637	14,946	5,842
Adjusted net income – diluted	$61,181	$47,515	$131,822	$91,806

Diluted net income per AB Holding Unit, GAAP basis	$0.59	$0.43	$1.19	$0.89
Impact of AB non-GAAP adjustments	0.03	0.06	0.16	0.06
Adjusted diluted net income per AB Holding Unit	$0.62	$0.49	$1.35	$0.95

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

Capital Resources and Liquidity

During the six months ended June 30, 2018, net cash provided by operating activities was $152.9 million, compared to $108.8 million during the corresponding 2017 period. The increase primarily resulted from higher cash distributions received from AB of $47.0 million.

During the six months ended June 30, 2018, net cash used in investing activities was $8.3 million, compared to $9.2 million during the corresponding 2017 period. The activity in both periods reflects the investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

During the six months ended June 30, 2018, net cash used in financing activities was $144.6 million, compared to $99.5 million during the corresponding 2017 period. The increase primarily was due to higher cash distributions to Unitholders of $44.7 million.

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

•
Our Relocation Strategy: While the expenses, expense savings and EPU impact we expect will result from our Relocation Strategy are presented with numerical specificity, and we believe these figures to be reasonable as of the date of this report, the uncertainties surrounding the assumptions on which our estimates are based create a significant risk that our current estimates may not be realized. These assumptions include:

Index

•	the amount and timing of employee relocation costs, severance and overlapping compensation and occupancy costs we experience; and

•	the timing for execution of each phase of our relocation implementation plan.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 to the condensed financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In AB Holding’s 10-K for the year ended December 31, 2017, we indicated that AB’s revenues and results of operations depend on the market value and composition of AB’s AUM, which can fluctuate significantly based on various factors. We then described these factors, one of which, market factors, evolved significantly during the quarter ended June 30, 2018.

Market volatility accelerated during the second quarter of 2018, resulting from increasing concerns about global trade wars, the slowing pace of global growth, inflation and more aggressive monetary policy in the U.S. These factors may adversely impact the global economy and the capital markets, as a result of which AB’s AUM and revenues would be expected to decline.

Otherwise, there have been no material changes in our risk factors from those disclosed in AB Holding’s Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Holding Units sold by AB Holding in the period covered by this report that were not registered under the Securities Act.

Each quarter, since the third quarter of 2011, AB has implemented plans to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. The plan adopted during the second quarter of 2018 expired at the close of business on July 25, 2018. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

AB Holding Units bought by us or one of our affiliates during the second quarter of 2018 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
4/1/18 - 4/30/18(1)	510	$25.75	—	—
5/1/18 - 5/31/18(2)	617,800	27.93	—	—
6/1/18 - 6/30/18(2)	540,146	28.95	—	—
Total	1,158,456	$28.40	—	—

(1)
During the second quarter of 2018, AB purchased from employees 510 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

Index

(2)
During the second quarter of 2018, AB purchased 1,157,946 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

AB Units bought by us or one of our affiliates during the second quarter of 2018 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
4/1/18 - 4/30/18	—	$—	—	—
5/1/18 - 5/31/18	—	—	—	—
6/1/18 - 6/30/18(1)	2,600	28.66	—	—
Total	2,600	$28.66	—	—

(1)	During June 2018, AB purchased 2,600 AB Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides car, accident and health insurance to diplomats based at the Iranian embassy in Berlin, Germany. The total annual premium of these policies is approximately $139,700 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $24,600. These policies were underwritten by a broker who specializes in providing insurance coverage for diplomats.

AXA has informed us that AXA Belgium, an AXA insurance subsidiary organized under the laws of Belgium, insurers three cars for Global Trading NV, who were designated on May 17, 2018 under (E.O.) 13224. The total annual premium of these policies is approximately $15,553 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $1,866.

Index

In addition, AXA has informed us that AXA Insurance Ireland, an AXA insurance subsidiary, provides statutorily required car insurance under four separate policies to the Iranian Embassy in Dublin, Ireland. AXA has informed us that compliance with the Declined Cases Agreement of the Irish Government prohibits the cancellation of these policies unless another insurer is willing to assume the coverage. The total annual premium for these policies is approximately $7,115 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $853.

Also, AXA has informed us that AXA Sigorta, a subsidiary of AXA organized under the laws of Republic of Turkey, provides car insurance coverage for vehicle pools of the Iranian General Consulate and the Iranian Embassy in Istanbul, Turkey. Motor third party liability insurance coverage is compulsory in Turkey and cannot be canceled unilaterally. The total annual premium in respect of these policies is approximately $3,150 and the annual net profit, which is difficult to calculate with precision, is estimated to be $473.

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

Lastly, AXA has informed us that AXA Egypt, an AXA insurance subsidiary organized under the laws of Egypt, provides the Iranian state-owned Iran Development Bank, two life insurance contracts, covering individuals who have loans with the bank. The total annual premium of these policies is approximately $19,839 and annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $2,000.

The aggregate annual premium for the above-referenced insurance policies is approximately $559,025, representing approximately 0.0006% of AXA’s 2017 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $85,792, representing approximately 0.001% of AXA’s 2017 aggregate net profit.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2018	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ William R. Siemers
William R. Siemers
Chief Accounting Officer