Form 10-Q
period 2018-09-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2018-10-24
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of September 30, 2018 was 96,372,964.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Investment in AB	$1,489,182	$1,544,704
Total assets	$1,489,182	$1,544,704

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$525	$1,154
Total liabilities	525	1,154

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,392	1,411
Limited partners: 96,272,964 and 96,361,989 limited partnership units issued and outstanding	1,556,446	1,590,776
AB Holding Units held by AB to fund long-term incentive compensation plans	(30,893)	(15,174)
Accumulated other comprehensive loss	(38,288)	(33,463)
Total partners’ capital	1,488,657	1,543,550
Total liabilities and partners’ capital	$1,489,182	$1,544,704

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Equity in net income attributable to AB Unitholders	$72,802	$49,055	$203,888	$146,668

Income taxes	6,902	5,877	21,371	17,839

Net income	$65,900	$43,178	$182,517	$128,829

Net income per unit:
Basic	$0.68	$0.46	$1.87	$1.35
Diluted	$0.68	$0.46	$1.87	$1.35

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$65,900	$43,178	$182,517	$128,829
Other comprehensive income (loss):
Foreign currency translation adjustments, before reclassification and tax	(1,291)	2,672	(5,272)	8,514
Less: reclassification adjustment for (losses) included in net income upon liquidation	—	—	(36)	—
Foreign currency translation adjustments, before tax	(1,291)	2,672	(5,236)	8,514
Income tax benefit (expense)	26	(2)	1	50
Foreign currency translation adjustments, net of tax	(1,265)	2,670	(5,235)	8,564
Unrealized gains on investments:
Unrealized (losses) gains arising during period	—	(2)	—	2
Less: reclassification adjustments for gains included in net income	—	—	—	—
Changes in unrealized (losses) gains on investments	—	(2)	—	2
Income tax benefit	—	2	—	4
Unrealized gains on investments, net of tax	—	—	—	6
Changes in employee benefit related items:
Amortization of prior service cost	5	2	6	12
Recognized actuarial gain	295	88	314	621
Changes in employee benefit related items	300	90	320	633
Income tax expense	(3)	—	(43)	(31)
Employee benefit related items, net of tax	297	90	277	602
Other	—	—	133	—
Other comprehensive (loss) income	(968)	2,760	(4,825)	9,172
Comprehensive income	$64,932	$45,938	$177,692	$138,001

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$182,517	$128,829
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(203,888)	(146,668)
Cash distributions received from AB	235,307	173,025
Changes in assets and liabilities:
Decrease in other liabilities	(629)	(395)
Net cash provided by operating activities	213,307	154,791

Cash flows from investing activities:
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	(10,802)	(17,672)
Net cash used in investing activities	(10,802)	(17,672)

Cash flows from financing activities:
Cash distributions to Unitholders	(214,670)	(155,056)
Capital contributions from AB	1,363	265
Proceeds from exercise of compensatory options to buy AB Holding Units	10,802	17,672
Net cash used in financing activities	(202,505)	(137,119)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
September 30, 2018
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

Organization

During the second quarter of 2018, AXA Equitable Holdings, Inc. ("EQH"), the holding company for a diversified financial services organization, conducted an initial public offering; AXA, a French holding company for AXA Group, a worldwide leader in life, property and casualty and health insurance and asset management owns approximately 72% of the outstanding common stock of EQH as of September 30, 2018. AXA has announced its intention to sell its entire interest in EQH over time, subject to market conditions and other factors. AXA is under no obligation to do so and retains the sole discretion to determine the timing of any future sales of shares of EQH common stock.

As of September 30, 2018, EQH owns approximately 3.9% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of September 30, 2018, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, is as follows:

EQH and its subsidiaries	63.7%
AB Holding	35.5
Unaffiliated holders	0.8
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries have an approximate 65.1% economic interest in AB as of September 30, 2018.

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

Index

On January 1, 2018, AB recorded a cumulative effect adjustment, net of tax, of a $35.0 million increase to partners’ capital in its condensed consolidated statement of financial condition. Accordingly, AB Holding, as a result of its 35.5% ownership interest in AB as of January 1, 2018, recorded a cumulative effect adjustment, net of tax, of $12.5 million to partners’ capital in its condensed statement of financial condition.

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

On October 24, 2018, the General Partner declared a distribution of $0.69 per unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2018. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on November 15, 2018 to holders of record at the close of business on November 5, 2018.

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

During the three and nine months ended September 30, 2018, AB purchased 1.6 million and 2.9 million AB Holding Units for $48.0 million and $83.2 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 1.6 million and 2.8 million AB Holding Units for $48.0 million and $80.9 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. During the three and nine months ended September 30, 2017, AB purchased 0.3 million and 5.9 million AB Holding Units for $6.9 million and $134.6 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 0.3 million and 5.2 million AB Holding Units for $6.8 million and $117.1 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2018 expired at the close of business on October 22, 2018. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first nine months of 2018 and 2017, AB granted to employees and Eligible Directors 2.5 million and 2.1 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the periods and newly-issued AB Holding Units to fund these restricted AB Holding Unit awards.

Index

During the first nine months of 2018 and 2017, AB Holding issued 0.6 million and 1.0 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $10.8 million and $17.7 million, respectively, received as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

4.	Net Income per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income – diluted”) and dividing by the diluted weighted average number of units outstanding for each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per unit amounts)

Net income – basic	$65,900	$43,178	$182,517	$128,829
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	117	136	376	450
Net income – diluted	$66,017	$43,314	$182,893	$129,279

Weighted average units outstanding – basic	97,409	93,374	97,587	95,218
Dilutive effect of compensatory options	245	400	282	455
Weighted average units outstanding – diluted	97,654	93,774	97,869	95,673

Basic net income per unit	$0.68	$0.46	$1.87	$1.35
Diluted net income per unit	$0.68	$0.46	$1.87	$1.35

For the three and nine months ended September 30, 2018, we excluded 824,245 options and 844,973 options, respectively, from the diluted net income computation due to their anti-dilutive effect. For the three and nine months ended September 30, 2017, we excluded 2,427,527 options from the diluted net income computation due to their anti-dilutive effect.

5.	Investment in AB

Changes in AB Holding’s investment in AB during the nine-month period ended September 30, 2018 are as follows (in thousands):

Investment in AB as of December 31, 2017	$1,544,704
Equity in net income attributable to AB Unitholders	203,888
Changes in accumulated other comprehensive income (loss)	(4,825)
Additional investments with proceeds from exercise of compensatory options to buy AB Holding Units	10,802
Cash distributions received from AB	(235,307)
Capital contributions from AB	(1,363)
AB Holding Units retired	(100,330)
AB Holding Units issued to fund long-term incentive compensation plans	74,916
Change in AB Holding Units held by AB for long-term incentive compensation plans	(15,719)
Impact of AB's adoption of revenue recognition standard ASC 606	12,549
Other	(133)
Investment in AB as of September 30, 2018	$1,489,182

Index

6.	Units Outstanding

Changes in AB Holding Units outstanding during the nine-month period ended September 30, 2018 are as follows:

Outstanding as of December 31, 2017	96,461,989
Options exercised	629,493
Units issued	2,712,263
Units retired	(3,430,781)
Outstanding as of September 30, 2018	96,372,964

7.	Income Taxes

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)
Net income attributable to AB Unitholders	$203,674	$140,954	44.5%	$569,535	$415,994	36.9%
Multiplied by: weighted average equity ownership interest	35.7%	34.8%		35.8%	35.3%
Equity in net income attributable to AB Unitholders	$72,802	$49,055	48.4	$203,888	$146,668	39.0

AB qualifying revenues	$649,270	$581,410	11.7	$1,995,197	$1,714,065	16.4
Multiplied by: weighted average equity ownership interest for calculating tax	29.8%	28.3%		30.0%	29.2%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	6,775	5,767		20,979	17,517
State income taxes	127	110		392	322
Total income taxes	$6,902	$5,877	17.4	$21,371	$17,839	19.8

Effective tax rate	9.5%	12.0%		10.5%	12.2%

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$203,674	$140,954	44.5%	$569,535	$415,994	36.9%
Weighted average equity ownership interest	35.7%	34.8%		35.8%	35.3%
Equity in net income attributable to AB Unitholders	72,802	49,055	48.4	203,888	146,668	39.0
Income taxes	6,902	5,877	17.4	21,371	17,839	19.8
Net income of AB Holding	$65,900	$43,178	52.6	$182,517	$128,829	41.7
Diluted net income per AB Holding Unit	$0.68	$0.46	47.8	$1.87	$1.35	38.5
Distribution per AB Holding Unit(1)	$0.69	$0.51	35.3	$2.04	$1.46	39.7
________________________

(1)	Distributions reflect the impact of AB’s non-GAAP adjustments.

Net income for the three and nine months ended September 30, 2018 increased $22.7 million and $53.7 million, respectively, due to higher net income attributable to AB Unitholders and a higher weighted average equity ownership interest.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 9.5% in the third quarter of 2018 compared to 12.0% during the third quarter of 2017. AB Holding's effective tax rate during the nine months ended September 30, 2018 was 10.5% compared to 12.2% during the nine months ended September 30, 2017. See Note 7 to the condensed financial statements contained in Item 1 for the calculation of income tax expense.

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

Index

The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments, before taxes	$2,665	$19,892	$45,515	$37,439
AB income tax expense on non-GAAP adjustments	(95)	(5,641)	(1,164)	(4,642)
AB non-GAAP adjustments, after taxes	2,570	14,251	44,351	32,797
AB Holding’s weighted average equity ownership interest in AB	35.7%	34.8%	35.8%	35.3%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$919	$4,960	$15,877	$11,564

Net income – diluted, GAAP basis	$66,017	$43,314	$182,893	$129,279
Impact on AB Holding’s net income of AB non-GAAP adjustments	919	4,960	15,877	11,564
Adjusted net income – diluted	$66,936	$48,274	$198,770	$140,843

Diluted net income per AB Holding Unit, GAAP basis	$0.68	$0.46	$1.87	$1.35
Impact of AB non-GAAP adjustments	0.01	0.05	0.16	0.12
Adjusted diluted net income per AB Holding Unit	$0.69	$0.51	$2.03	$1.47

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

Capital Resources and Liquidity

During the nine months ended September 30, 2018, net cash provided by operating activities was $213.3 million, compared to $154.8 million during the corresponding 2017 period. The increase primarily resulted from higher cash distributions received from AB of $62.3 million.

During the nine months ended September 30, 2018, net cash used in investing activities was $10.8 million, compared to $17.7 million during the corresponding 2017 period. The activity in both periods reflects the investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

During the nine months ended September 30, 2018, net cash used in financing activities was $202.5 million, compared to $137.1 million during the corresponding 2017 period. The increase primarily was due to higher cash distributions to Unitholders of $59.6 million and lower proceeds from exercise of compensatory options to buy AB Holding units of $6.9 million.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 to the condensed financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

In AB Holding’s 10-K for the year ended December 31, 2017, we indicated that AB’s revenues and results of operations depend on the market value and composition of AB’s AUM, which can fluctuate significantly based on various factors. We then described these factors, one of which, market factors, has evolved significantly during October 2018.

Market volatility has accelerated significantly during October 2018, and has accelerated during October, resulting from increasing concerns about global trade wars, the slowing pace of global growth, inflation and more aggressive monetary policy in the U.S. These factors may adversely impact the global economy and the capital markets, as a result of which AB’s AUM and revenues would be expected to decline.

Otherwise, there have been no material changes in our risk factors from those disclosed in AB Holding’s Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Holding Units sold by AB Holding in the period covered by this report that were not registered under the Securities Act.

Each quarter, since the third quarter of 2011, AB has implemented plans to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. The plan adopted during the third quarter of 2018 expired at the close of business on October 22, 2018. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

AB Holding Units bought by us or one of our affiliates during the third quarter of 2018 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
7/1/18 - 7/31/18(1)(2)	242,062	$29.21	—	—
8/1/18 - 8/31/18(2)	913,873	29.68	—	—
9/1/18 - 9/30/18(2)	453,373	30.42	—	—
Total	1,609,308	$29.81	—	—

(1)
During the third quarter of 2018, AB purchased from employees 416 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

Index

(2)
During the third quarter of 2018, AB purchased 1,608,892 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

AB Units bought by us or one of our affiliates during the third quarter of 2018 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
7/1/18 - 7/31/18	—	$—	—	—
8/1/18 - 8/31/18	—	—	—	—
9/1/18 - 9/30/18(1)	796	30.21	—	—
Total	796	$30.21	—	—
(1) During the third quarter of 2018, AB purchased 796 AB Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

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

AXA has informed us that AXA Konzern AG, an AXA insurance subsidiary organized under the laws of Germany, provides, accident and health insurance to diplomats based at the Iranian embassy in Berlin, Germany. The total annual premium of these policies is approximately $139,700 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $24,272.

AXA has informed us that AXA Belgium, an AXA insurance subsidiary organized under the laws of Belgium, has two policies providing for car insurance for Global Trading NV, who were designated on 17th May 2018 under (E.O.) 13224, and subsequently changed its name to Energy Engineers Procurement & Construction on August 20, 2018. The total annual premium of these policies is approximately $6,559 before tax and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $983.

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

Additionally, AXA has informed us that AXA Winterthur, an AXA insurance subsidiary organized under the laws of Switzerland, provides Naftiran Intertrade, a wholly-owned subsidiary of the Iranian state-owned National Iranian Oil Company, with life, disability and accident coverage for its employees. In addition, AXA Winterthur also provides car and property insurance coverage for the Iranian Embassy in Bern. The provision of these forms of coverage is mandatory in Switzerland. The total annual premium of these policies is approximately $396,597 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $59,489.

In addition, AXA has informed us that AXA Egypt, an AXA insurance subsidiary organized under the laws of Egypt, provides the Iranian state-owned Iran Development Bank two life insurance contracts, covering individuals who have loans with the bank. The total annual premium of these policies is approximately $19,839 and annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $2,000.

Furthermore, AXA has informed us that AXA XL, which AXA acquired during the third quarter of 2018, through various non-U.S. subsidiaries, provides insurance to marine policyholders located outside of the U.S. or reinsurance coverage to non-U.S. insurers of marine risks as well as mutual associations of ship owners that provide their members with protection and liability coverage. The provision of these coverages may involve entities or activities related to Iran, including transporting crude oil, petrochemicals and refined petroleum products. AXA XL’s non-U.S. subsidiaries insure or reinsure multiple voyages and fleets containing multiple ships, so they are unable to attribute gross revenues and net profits from such marine policies to activities with Iran. As the activities of these insureds and reinsureds are permitted under applicable laws and regulations, AXA XL intends for its non-U.S. subsidiaries to continue providing such coverage to its insureds and reinsureds to the extent permitted by applicable law.

Lastly, a non-U.S. subsidiary of AXA XL provided accident & health insurance coverage to the diplomatic personnel of the Embassy of Iran in Brussels, Belgium during the third quarter of 2018. AXA XL’s non-U.S. subsidiary received no payments for this insurance during the three months ended September 30, 2018 and the aggregate payments received by this non-U.S. subsidiary for this insurance from inception through the three months ended September 30, 2018 are approximately $73,451. Benefits of approximately $2,994 were paid to beneficiaries during the three months ended September 30, 2018. These activities are permitted pursuant to applicable law. The policy has been cancelled and is no longer in force.

The aggregate annual premium for the above-referenced insurance policies is approximately $646,411, representing approximately 0.0007% of AXA’s 2017 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $88,070, representing approximately 0.002% of AXA’s 2017 aggregate net profit.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 24, 2018	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ William R. Siemers
William R. Siemers
Chief Accounting Officer