Form 10-Q
period 2019-03-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2019-04-25
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2019 was 94,994,404.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Investment in AB	$1,428,703	$1,490,701
Other Assets	821	—
Total assets	$1,429,524	$1,490,701

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$55	$644
Total liabilities	55	644

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,370	1,385
Limited partners: 94,894,404 and 96,558,278 limited partnership units issued and outstanding	1,490,581	1,555,892
AB Holding Units held by AB to fund long-term incentive compensation plans	(24,464)	(27,759)
Accumulated other comprehensive loss	(38,018)	(39,461)
Total partners’ capital	1,429,469	1,490,057
Total liabilities and partners’ capital	$1,429,524	$1,490,701

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Equity in net income attributable to AB Unitholders	$52,638	$65,698

Income taxes	6,199	7,538

Net income	$46,439	$58,160

Net income per unit:
Basic	$0.49	$0.60
Diluted	$0.49	$0.60

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Net income	$46,439	$58,160
Other comprehensive income:
Foreign currency translation adjustments, before tax	1,152	3,448
Income tax expense	(2)	(20)
Foreign currency translation adjustments, net of tax	1,150	3,428
Changes in employee benefit related items:
Amortization of prior service cost	5	—
Recognized actuarial gain (loss)	286	(38)
Changes in employee benefit related items	291	(38)
Income tax benefit (expense)	2	(41)
Employee benefit related items, net of tax	293	(79)
Other	—	(1)
Other comprehensive income	1,443	3,348
Comprehensive income	$47,882	$61,508

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$46,439	$58,160
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(52,638)	(65,698)
Cash distributions received from AB	67,485	88,671
Changes in assets and liabilities:
Increase in other assets	(821)	—
Decrease in other liabilities	(589)	(1,028)
Net cash provided by operating activities	59,876	80,105

Cash flows from investing activities:
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	(7,382)	(4,008)
Net cash used in investing activities	(7,382)	(4,008)

Cash flows from financing activities:
Cash distributions to Unitholders	(60,807)	(81,801)
Capital contributions from AB	931	1,696
Proceeds from exercise of compensatory options to buy AB Holding Units	7,382	4,008
Net cash used in financing activities	(52,494)	(76,097)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
March 31, 2019
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

1.	Business Description, Organization and Basis of Presentation

Business Description

AB Holding’s principal source of income and cash flow is attributable to its investment in AB limited partnership interests. The condensed financial statements and notes of AB Holding should be read in conjunction with the condensed consolidated financial statements and notes of AB included as an exhibit to this quarterly report on Form 10-Q and with AB Holding’s and AB’s audited financial statements included in AB Holding’s Form 10-K for the year ended December 31, 2018.

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

Organization

During 2017, AXA announced its intention to pursue the sale of a minority stake in EQH through an initial public offering ("IPO"). During the second quarter of 2018, AXA completed the IPO. Since then, AXA has completed two additional offerings, most recently during the first quarter of 2019. As a result, AXA owns 48.3% of the outstanding common stock of EQH as of March 31, 2019. AXA has announced its intention to sell its entire remaining interest in EQH over time, subject to market conditions and other factors. AXA is under no obligation to do so and retains the sole discretion to determine the timing of any future sales of shares of EQH common stock.

As of March 31, 2019, EQH owns approximately 4.2% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of March 31, 2019, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, is as follows:

EQH and its subsidiaries	64.0%
AB Holding	35.2
Unaffiliated holders	0.8
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries have an approximate 65.6% economic interest in AB as of March 31, 2019.

Basis of Presentation

The interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed statement of financial condition as of December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

Index

On April 25, 2019, the General Partner declared a distribution of $0.49 per unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2019. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on May 16, 2019 to holders of record at the close of business on May 6, 2019.

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

During the three months ended March 31, 2019 and 2018, AB purchased 2.0 million and 0.1 million AB Holding Units for $58.6 million and $2.3 million, respectively (on a trade date basis). The 2019 amounts reflect open-market purchases of 1.9 million AB Holding Units for $55.2 million, with the remainder relating to purchases of AB Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. There were no open-market purchases during the first quarter of 2018.

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the fourth quarter of 2018 expired at the close of business on February 12, 2019. There was no plan adopted during the first quarter of 2019. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first three months of 2019 and 2018, AB granted to employees and Eligible Directors 0.1 million and 0.7 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the periods and newly-issued AB Holding Units to fund these restricted AB Holding Unit awards.

During the first three months of 2019 and 2018, AB Holding issued 0.3 million and 0.2 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $7.4 million and $4.0 million, respectively, received from employees as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per unit amounts)

Net income – basic	$46,439	$58,160
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	26	145
Net income – diluted	$46,465	$58,305

Weighted average units outstanding – basic	95,144	96,987
Dilutive effect of compensatory options	72	336
Weighted average units outstanding – diluted	95,216	97,323

Basic net income per unit	$0.49	$0.60
Diluted net income per unit	$0.49	$0.60

For the three months ended March 31, 2019 and 2018, we excluded 29,056 options and 1,225,731 options, respectively, from the diluted net income computation due to their anti-dilutive effect.

5.	Investment in AB

Changes in AB Holding’s investment in AB during the three-month period ended March 31, 2019 are as follows (in thousands):

Investment in AB as of December 31, 2018	$1,490,701
Equity in net income attributable to AB Unitholders	52,638
Changes in accumulated other comprehensive income (loss)	1,443
Additional investments with proceeds from exercise of compensatory options to buy AB Holding Units	7,382
Cash distributions received from AB	(67,485)
Capital contributions from AB	(931)
AB Holding Units retired	(69,653)
AB Holding Units issued to fund long-term incentive compensation plans	11,313
Change in AB Holding Units held by AB for long-term incentive compensation plans	3,295
Investment in AB as of March 31, 2019	$1,428,703

6.	Units Outstanding

Changes in AB Holding Units outstanding during the three-month period ended March 31, 2019 are as follows:

Outstanding as of December 31, 2018	96,658,278
Options exercised	334,616
Units issued	381,305
Units retired	(2,379,795)
Outstanding as of March 31, 2019	94,994,404

Index

7.	Income Taxes

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

	Three Months Ended March 31,
	2019	2018	% Change
	(in thousands)
Net income attributable to AB Unitholders	$149,114	$184,196	(19.0)%
Multiplied by: weighted average equity ownership interest	35.3%	35.7%
Equity in net income attributable to AB Unitholders	$52,638	$65,698	(19.9)

AB qualifying revenues	$586,550	$702,919	(16.6)
Multiplied by: weighted average equity ownership interest for calculating tax	29.6%	30.1%
Multiplied by: federal tax	3.5%	3.5%
Federal income taxes	6,081	7,410
State income taxes	118	128
Total income taxes	$6,199	$7,538	(17.8)

Effective tax rate	11.8%	11.5%

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

Index

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

AB Holding’s principal source of income and cash flow is attributable to its investment in AB Units. AB Holding’s interim condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AB included as an exhibit to this Form 10-Q. They also should be read in conjunction with AB’s audited financial statements and notes and MD&A included in AB Holding’s Form 10-K for the year ended December 31, 2018.

Results of Operations

	Three Months Ended March 31,
	2019	2018	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$149,114	$184,196	(19.0)%
Weighted average equity ownership interest	35.3%	35.7%
Equity in net income attributable to AB Unitholders	52,638	65,698	(19.9)
Income taxes	6,199	7,538	(17.8)
Net income of AB Holding	$46,439	$58,160	(20.2)
Diluted net income per AB Holding Unit	$0.49	$0.60	(18.3)
Distribution per AB Holding Unit(1)	$0.49	$0.73	(32.9)
________________________

(1)	Distributions reflect the impact of AB’s non-GAAP adjustments.

Net income for the three months ended March 31, 2019 decreased $11.7 million, due to lower net income attributable to AB Unitholders and a slightly lower weighted average equity ownership interest.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 11.8% in the first quarter of 2019 compared to 11.5% during the first quarter of 2018. See Note 7 to the condensed financial statements contained in Item 1 for the calculation of income tax expense.

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

Index

The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit is as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments, before taxes	$822	$35,309
AB income tax benefit (expense) on non-GAAP adjustments	486	(907)
AB non-GAAP adjustments, after taxes	1,308	34,402
AB Holding’s weighted average equity ownership interest in AB	35.3%	35.7%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$462	$12,271

Net income – diluted, GAAP basis	$46,465	$58,305
Impact on AB Holding’s net income of AB non-GAAP adjustments	462	12,271
Adjusted net income – diluted	$46,927	$70,576

Diluted net income per AB Holding Unit, GAAP basis	$0.49	$0.60
Impact of AB non-GAAP adjustments	—	0.13
Adjusted diluted net income per AB Holding Unit	$0.49	$0.73

The degree to which AB's non-GAAP adjustments impact AB Holding's net income fluctuates based on AB Holding's ownership percentage in AB. The impact of AB non-GAAP adjustments in the first quarter of 2018 of $0.13 was primarily driven by the impact of AB's adoption of revenue recognition standard ASC 606.

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

Capital Resources and Liquidity

During the three months ended March 31, 2019, net cash provided by operating activities was $59.9 million, compared to $80.1 million during the corresponding 2018 period. The decrease primarily resulted from lower cash distributions received from AB of $21.2 million.

During the three months ended March 31, 2019, net cash used in investing activities was $7.4 million, compared to $4.0 million during the corresponding 2018 period. The activity in both periods reflects the investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

During the three months ended March 31, 2019, net cash used in financing activities was $52.5 million, compared to $76.1 million during the corresponding 2018 period. The decrease primarily was due to lower cash distributions to Unitholders of $21.0 million and higher proceeds from exercise of compensatory options to buy AB Holding units of $3.4 million.

Management believes that AB Holding will have the resources it needs to meet its financial obligations as a result of the cash flow AB Holding realizes from its investment in AB.

Index

Commitments and Contingencies

See Note 8 to the condensed financial statements contained in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2018 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely impact our revenues, financial condition, results of operations and business prospects.

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

•
Our 2020 Margin Target: We previously adopted a goal of increasing our adjusted operating margin to a target of 30% by 2020, subject to the assumptions, factors and contingencies described as part of the initial disclosure of this target. Our adjusted operating margin, which was 29.1% during 2018, declined to 24.1% during the first quarter of 2019.

Our AUM and, therefore, our investment advisory revenues, including performance-based fee revenues, are heavily dependent upon the level and volatility of the financial markets. Based upon our current outlook for the financial markets, which has changed since we initially forecast when establishing the 2020 Margin Target, presently we do not believe that achieving the 2020 Margin Target is likely. However, we are taking additional actions to better align our expenses with our lower expected AUM and revenue amounts. We remain committed to achieving an adjusted operating margin of 30% in years subsequent to 2020 and will take continued actions in this regard, subject to prevailing market conditions and the evolution of our business mix.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in AB Holding’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB Holding's Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 to the condensed financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in AB Holding’s Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Holding Units sold by AB Holding in the period covered by this report that were not registered under the Securities Act.

Each quarter, since the third quarter of 2011, AB has implemented plans to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. The plan adopted during the fourth quarter of 2018 expired at the close of business on February 12, 2019. There was no plan adopted during the first quarter of 2019. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

AB Holding Units bought by us or one of our affiliates during the first quarter of 2019 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
1/1/19 - 1/31/19 (1)(2)	1,756,557	$28.74	—	—
2/1/19 - 2/28/19 (1)(2)	266,027	30.36	—	—
3/1/19 - 3/31/19	—	—	—	—
Total	2,022,584	$28.95	—	—

(1)
During the first quarter of 2019, AB purchased from employees 109,687 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(2)
During the first quarter of 2019, AB purchased 1,912,897 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

Index

AB Units bought by us or one of our affiliates during the first quarter of 2019 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
1/1/19 - 1/31/19	—	$—	—	—
2/1/19 - 2/28/19	—	—	—	—
3/1/19 - 3/31/19 (1)	300	29.33	—	—
Total	300	$29.33	—	—
(1) During the March 2019, AB purchased 300 AB Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Iran Threat Reduction and Syria Human Rights Act

AB, AB Holding and their global subsidiaries had no transactions or activities requiring disclosure under the Iran Threat Reduction and Syria Human Rights Act, nor were they involved in the AXA Group matters described immediately below.

The non-U.S. based subsidiaries of AXA operate in compliance with applicable laws and regulations of the various jurisdictions in which they operate, including applicable international (United Nations and European Union) laws and regulations. While AXA Group companies based and operating outside the United States generally are not subject to U.S. law, as an international group, AXA has in place policies and standards (including the AXA Group International Sanctions Policy) that apply to all AXA Group companies worldwide and often impose requirements that go well beyond local law. For additional information regarding AXA, see Note 1 to the condensed financial statements in Part 1, Item 1 of this Form 10-Q.

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

Lastly, AXA has informed us that AXA XL, which AXA acquired during the third quarter of 2018, through various non-U.S. subsidiaries, provides insurance to marine policyholders located outside of the U.S. or reinsurance coverage to non-U.S. insurers of marine risks as well as mutual associations of ship owners that provide their members with protection and liability coverage. The provision of these coverages may involve entities or activities related to Iran, including transporting crude oil, petrochemicals and refined petroleum products. AXA XL’s non-U.S. subsidiaries insure or reinsure multiple voyages and fleets containing multiple ships, so they are unable to attribute gross revenues and net profits from such marine policies to activities with Iran. As the activities of these insureds and re-insureds are permitted under applicable laws and regulations, AXA XL intends for its non-U.S. subsidiaries to continue providing such coverage to its insureds and re-insureds to the extent permitted by applicable law.

The aggregate annual premium for the above-referenced insurance policies is approximately $572,960, representing approximately 0.0007% of AXA’s 2018 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $88,070, representing approximately 0.002% of AXA’s 2018 aggregate net profit.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 25, 2019	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ William R. Siemers
William R. Siemers
Chief Accounting Officer