Form 10-Q
period 2019-09-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2019-10-24
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units Rep. Assignments of Beneficial Ownership of LP Interests in AB Holding ("Units")	AB	New York Stock Exchange
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of September 30, 2019 was 95,991,941.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Investment in AB	$1,455,278	$1,490,701
Other assets	61	—
Total assets	$1,455,339	$1,490,701

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$737	$644
Total liabilities	737	644

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,382	1,385
Limited partners: 95,891,941 and 96,558,278 limited partnership units issued and outstanding	1,530,392	1,555,892
AB Holding Units held by AB to fund long-term incentive compensation plans	(33,916)	(27,759)
Accumulated other comprehensive loss	(43,256)	(39,461)
Total partners’ capital	1,454,602	1,490,057
Total liabilities and partners’ capital	$1,455,339	$1,490,701

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Equity in net income attributable to AB Unitholders	$66,722	$72,802	$178,383	$203,888

Income taxes	6,894	6,902	19,842	21,371

Net income	$59,828	$65,900	$158,541	$182,517

Net income per unit:
Basic	$0.62	$0.68	$1.65	$1.87
Diluted	$0.62	$0.68	$1.65	$1.87

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$59,828	$65,900	$158,541	$182,517
Other comprehensive income:
Foreign currency translation adjustment, before reclassification and tax	(4,470)	(1,291)	(4,303)	(5,272)
Less: reclassification adjustment for (losses) included in net income upon liquidation	—	—	—	(36)
Foreign currency translation adjustments, before tax	(4,470)	(1,291)	(4,303)	(5,236)
Income tax benefit	77	26	24	1
Foreign currency translation adjustments, net of tax	(4,393)	(1,265)	(4,279)	(5,235)
Changes in employee benefit related items:
Amortization of prior service cost	3	5	8	6
Recognized actuarial gain	174	295	374	314
Changes in employee benefit related items	177	300	382	320
Income tax benefit (expense)	90	(3)	102	(43)
Employee benefit related items, net of tax	267	297	484	277
Other	—	—	—	133
Other comprehensive (loss) income	(4,126)	(968)	(3,795)	(4,825)
Comprehensive income	$55,702	$64,932	$154,746	$177,692

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Changes in Partners’ Capital
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
General Partner’s Capital
Balance, beginning of period	$1,375	$1,386	$1,385	$1,411
Net income	63	68	166	187
Cash distributions to Unitholders	(56)	(62)	(169)	(219)
Impact of adoption of revenue recognition standard ASC 606	—	—	—	13
Balance, end of period	1,382	1,392	1,382	1,392
Limited Partners’ Capital
Balance, beginning of period	1,542,918	1,601,958	1,555,892	1,590,776
Net income	59,765	65,832	158,375	182,330
Cash distributions to Unitholders	(53,971)	(60,544)	(162,026)	(214,451)
Retirement of AB Holding Units	(19,029)	(60,626)	(92,412)	(100,330)
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	18	7,337	60,921	74,916
Exercise of compensatory options to buy AB Holding Units	691	2,489	9,642	10,802
Impact of adoption of revenue recognition standard ASC 606	—	—	—	12,536
Other	—	—	—	(133)
Balance, end of period	1,530,392	1,556,446	1,530,392	1,556,446
AB Holding Units held by AB to fund long-term incentive compensation plans
Balance, beginning of period	(35,746)	(31,718)	(27,759)	(15,174)
Change in AB Holding Units held by AB to fund long-term incentive compensation plans	1,830	825	(6,157)	(15,719)
Balance, end of period	(33,916)	(30,893)	(33,916)	(30,893)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	(39,130)	(37,320)	(39,461)	(33,463)
Foreign currency translation adjustment, net of tax	(4,393)	(1,265)	(4,279)	(5,235)
Changes in employee benefit related items, net of tax	267	297	484	277
Other	—	—	—	133
Balance, end of period	(43,256)	(38,288)	(43,256)	(38,288)
Total Partners’ Capital	$1,454,602	$1,488,657	$1,454,602	$1,488,657

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$158,541	$182,517
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(178,383)	(203,888)
Cash distributions received from AB	182,475	235,307
Changes in assets and liabilities:
(Increase) in other assets	(61)	—
Increase (decrease) in other liabilities	93	(629)
Net cash provided by operating activities	162,665	213,307

Cash flows from investing activities:
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	(9,642)	(10,802)
Net cash used in investing activities	(9,642)	(10,802)

Cash flows from financing activities:
Cash distributions to Unitholders	(162,195)	(214,670)
Capital contributions (to) from AB	(470)	1,363
Proceeds from exercise of compensatory options to buy AB Holding Units	9,642	10,802
Net cash used in financing activities	(153,023)	(202,505)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
September 30, 2019
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

AB provides a broad range of investment services with expertise in:

•	Actively-managed equity strategies, with global and regional portfolios across capitalization ranges, concentration ranges and investment strategies, including value, growth and core equities;

•	Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

•	Passive management, including index and enhanced index strategies;

•	Alternative investments, including hedge funds, fund of funds, direct lending and private equity; and

•	Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds.

Index

AB’s services span various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

Organization

During the second quarter of 2018, AXA completed the sale of a minority stake in EQH through an initial public offering ("IPO"). Since then, AXA has completed additional offerings, most recently during the second quarter of 2019. As a result, AXA owned 39.1% of the outstanding common stock of EQH as of September 30, 2019. AXA has announced its intention to sell its entire remaining interest in EQH over time, subject to market conditions and other factors. AXA is under no obligation to do so and retains the sole discretion to determine the timing of any future sales of shares of EQH common stock.

As of September 30, 2019, EQH owned approximately 4.2% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of September 30, 2019, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

EQH and its subsidiaries	63.8%
AB Holding	35.4
Unaffiliated holders	0.8
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 65.3% economic interest in AB as of September 30, 2019.

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

On October 24, 2019, the General Partner declared a distribution of $0.63 per unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2019. Each general partnership unit in AB Holding is entitled to receive

Index

distributions equal to those received by each AB Holding Unit. The distribution is payable on November 14, 2019 to holders of record at the close of business on November 4, 2019.

3.	Long-term Incentive Compensation Plans

AB maintains several unfunded, non-qualified long-term incentive compensation plans, under which the company grants awards of restricted AB Holding Units to its employees and members of the Board of Directors, who are not employed by AB or by any of AB’s affiliates (“Eligible Directors”).

AB funds its restricted AB Holding Unit awards either by purchasing AB Holding Units on the open market or purchasing newly-issued AB Holding Units from AB Holding, and then keeping these AB Holding Units in a consolidated rabbi trust until delivering them or retiring them. In accordance with the AB Holding Partnership Agreement, when AB purchases newly-issued AB Holding Units from AB Holding, AB Holding is required to use the proceeds it receives from AB to purchase the equivalent number of newly-issued AB Units, thus increasing its percentage ownership interest in AB. AB Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AB.

During the three and nine months ended September 30, 2019, AB purchased 0.9 million and 2.9 million AB Holding Units for $25.1 million and $83.7 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 0.6 million and 2.5 million AB Holding Units for $15.3 million and $70.6 million, respectively, with the remainder relating to purchases of AB Holding units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards. During the three and nine months ended September 30, 2018, AB purchased 1.6 million and 2.9 million AB Holding Units for $48.0 million and $83.2 million, respectively (on a trade date basis). These amounts reflect open-market purchases of 1.6 million and 2.8 million AB Holding Units for $48.0 million and $80.9 million, respectively, with the remainder relating to purchases of AB Holding Units from employees to allow them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf in accordance with the terms of the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2019 expired at the close of business on October 23, 2019. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first nine months of 2019 and 2018, AB granted to employees and Eligible Directors 1.9 million and 2.5 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the periods and newly-issued AB Holding Units to fund these restricted AB Holding Unit awards.

During the first nine months of 2019 and 2018, AB Holding issued 0.4 million and 0.6 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $9.6 million and $10.8 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per unit amounts)

Net income – basic	$59,828	$65,900	$158,541	$182,517
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	17	117	62	376
Net income – diluted	$59,845	$66,017	$158,603	$182,893

Weighted average units outstanding – basic	96,376	97,409	95,939	97,587
Dilutive effect of compensatory options	36	245	52	282
Weighted average units outstanding – diluted	96,412	97,654	95,991	97,869

Basic net income per unit	$0.62	$0.68	$1.65	$1.87
Diluted net income per unit	$0.62	$0.68	$1.65	$1.87

For both the three and nine months ended September 30, 2019, we excluded 29,056 options from the diluted net income computation due to their anti-dilutive effect. For the three and nine months ended September 30, 2018, we excluded 824,245 options and 844,973 options, respectively, from the diluted net income computation due to their anti-dilutive effect.

5.	Investment in AB

Changes in AB Holding’s investment in AB during the nine-month period ended September 30, 2019 are as follows (in thousands):

Investment in AB as of December 31, 2018	$1,490,701
Equity in net income attributable to AB Unitholders	178,383
Changes in accumulated other comprehensive income (loss)	(3,795)
Additional investments with proceeds from exercise of compensatory options to buy AB Holding Units	9,642
Cash distributions received from AB	(182,475)
Capital contributions to AB	470
AB Holding Units retired	(92,412)
AB Holding Units issued to fund long-term incentive compensation plans	60,921
Change in AB Holding Units held by AB for long-term incentive compensation plans	(6,157)
Investment in AB as of September 30, 2019	$1,455,278

Index

6.	Units Outstanding

Changes in AB Holding Units outstanding during the nine-month period ended September 30, 2019 are as follows:

Outstanding as of December 31, 2018	96,658,278
Options exercised	443,800
Units issued	2,073,854
Units retired	(3,183,991)
Outstanding as of September 30, 2019	95,991,941

7.	Income Taxes

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands)
Net income attributable to AB Unitholders	$187,811	$203,674	(7.8)%	$503,177	$569,535	(11.7)%
Multiplied by: weighted average equity ownership interest	35.5%	35.7%		35.5%	35.8%
Equity in net income attributable to AB Unitholders	$66,722	$72,802	(8.4)	$178,383	$203,888	(12.5)

AB qualifying revenues	$656,173	$649,270	1.1	$1,886,176	$1,995,197	(5.5)
Multiplied by: weighted average equity ownership interest for calculating tax	29.4%	29.8%		29.5%	30.0%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	6,759	6,775		19,459	20,979
State income taxes	135	127		383	392
Total income taxes	$6,894	$6,902	(0.1)	$19,842	$21,371	(7.2)

Effective tax rate	10.3%	9.5%		11.1%	10.5%

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$187,811	$203,674	(7.8)%	$503,177	$569,535	(11.7)%
Weighted average equity ownership interest	35.5%	35.7%		35.5%	35.8%
Equity in net income attributable to AB Unitholders	66,722	72,802	(8.4)	178,383	203,888	(12.5)
Income taxes	6,894	6,902	(0.1)	19,842	21,371	(7.2)
Net income of AB Holding	$59,828	$65,900	(9.2)	$158,541	$182,517	(13.1)
Diluted net income per AB Holding Unit	$0.62	$0.68	(8.8)	$1.65	$1.87	(11.8)
Distribution per AB Holding Unit(1)	$0.63	$0.69	(8.7)	$1.68	$2.04	(17.6)
________________________

(1)	Distributions reflect the impact of AB’s non-GAAP adjustments.

Net income for the three and nine months ended September 30, 2019 decreased $6.1 million and $24.0 million, respectively, due to lower net income attributable to AB Unitholders and a slightly lower weighted average equity ownership interest.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 10.3% in the third quarter of 2019 compared to 9.5% during the third quarter of 2018. AB Holding's effective tax rate during the nine months ended September 30, 2019 was 11.1% compared to 10.5% during the nine months ended September 30, 2018. See Note 7 to the condensed financial statements contained in Item 1 for the calculation of income tax expense.

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

Index

The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments, before taxes	$1,290	$2,665	$5,334	$45,515
AB income tax benefit (expense) on non-GAAP adjustments	151	(95)	882	(1,164)
AB non-GAAP adjustments, after taxes	1,441	2,570	6,216	44,351
AB Holding’s weighted average equity ownership interest in AB	35.5%	35.7%	35.5%	35.8%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$512	$919	$2,204	$15,877

Net income – diluted, GAAP basis	$59,845	$66,017	$158,603	$182,893
Impact on AB Holding’s net income of AB non-GAAP adjustments	512	919	2,204	15,877
Adjusted net income – diluted	$60,357	$66,936	$160,807	$198,770

Diluted net income per AB Holding Unit, GAAP basis	$0.62	$0.68	$1.65	$1.87
Impact of AB non-GAAP adjustments	0.01	0.01	0.03	0.16
Adjusted diluted net income per AB Holding Unit	$0.63	$0.69	$1.68	$2.03

The degree to which AB's non-GAAP adjustments impact AB Holding's net income fluctuates based on AB Holding's ownership percentage in AB. The impact of AB's non-GAAP adjustments in the first nine months of 2018 of $0.16 was primarily driven by the impact of AB's adoption of revenue recognition standard ASC 606 in the first quarter of 2018.

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

Capital Resources and Liquidity

During the nine months ended September 30, 2019, net cash provided by operating activities was $162.7 million, compared to $213.3 million during the corresponding 2018 period. The decrease primarily resulted from lower cash distributions received from AB of $52.8 million.

During the nine months ended September 30, 2019, net cash used in investing activities was $9.6 million, compared to $10.8 million during the corresponding 2018 period. The activity in both periods reflects the investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

During the nine months ended September 30, 2019, net cash used in financing activities was $153.0 million, compared to $202.5 million during the corresponding 2018 period. The decrease primarily was due to lower cash distributions to Unitholders of $52.5 million.

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

•
Our 2020 Margin Target: We previously adopted a goal of increasing our adjusted operating margin to a target of 30% by 2020, subject to the assumptions, factors and contingencies described as part of the initial disclosure of this target. Our adjusted operating margin, which was 29.1% during 2018, declined to 25.7% during the first nine months of 2019.

Our AUM and, therefore, our investment advisory revenues, including performance-based fee revenues, are heavily dependent upon the level and volatility of the financial markets. Based upon our current revenue and expense projections, we do not believe that achieving the 2020 Margin Target is likely. However, we are taking additional actions to better align our expenses with our expected revenues. We remain committed to achieving an adjusted operating margin of 30% in years subsequent to 2020 and will take continued actions in this regard, subject to prevailing market conditions and the evolution of our business mix.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Each quarter, since the third quarter of 2011, AB has implemented plans to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. The plan adopted during the third quarter of 2019 expired at the close of business on October 23, 2019. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

AB Holding Units bought by us or one of our affiliates during the third quarter of 2019 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
7/1/19 - 7/31/19(1)	196,727	$29.39	—	—
8/1/19 - 8/31/19(1)(2)	547,113	28.14	—	—
9/1/19 - 9/30/19(1)(2)	139,180	28.67	—	—
Total	883,020	$28.50	—	—

(1)
During the third quarter of 2019, AB purchased from employees 334,309 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(2)
During the third quarter of 2019, AB purchased from employees 548,711 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

Index

AB Units bought by us or one of our affiliates during the third quarter of 2019 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
7/1/19 - 7/31/19	—	$—	—	—
8/1/19 - 8/31/19	—	—	—	—
9/1/19 - 9/30/19(1)	500	28.67	—	—
Total	500	$28.67	—	—
(1) During September 2019, AB purchased 500 AB Units in private transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

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
In addition, AXA has informed us that AXA Hong Kong, an AXA insurance subsidiary organized under the laws of Hong Kong, provided the Iranian state-owned Hong Kong Branch of Melli Bank PLC, which was re-designated on November 5, 2018 pursuant to E.O. 13224, with group health insurance for its employees. This business has now been canceled. The total annual premium of these policies is approximately $27,122 and the annual net profit arising from these policies, which is difficult to calculate with precision, is estimated to be $4,339.

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
The aggregate annual premium for the above-referenced insurance policies is approximately $563,784, representing approximately 0.0006% of AXA’s 2018 consolidated revenues, which exceed $100 billion. The related net profit, which is difficult to calculate with precision, is estimated to be $85,539, representing approximately 0.002% of AXA’s 2018 aggregate net profit.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101).

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 24, 2019	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ William R. Siemers
William R. Siemers
Chief Accounting Officer