Form 10-Q
period 2020-03-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2020-04-28
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2020 was 97,793,215.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Investment in AB	$1,517,198	$1,554,203
Other assets	61	61
Total assets	$1,517,259	$1,554,264

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$825	$1,726
Total liabilities	825	1,726
Commitments and contingencies (See Note 8)
Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,380	1,402
Limited partners: 97,693,215 and 98,092,098 limited partnership units issued and outstanding	1,592,161	1,619,200
AB Holding Units held by AB to fund long-term incentive compensation plans	(29,002)	(27,436)
Accumulated other comprehensive loss	(48,105)	(40,628)
Total partners’ capital	1,516,434	1,552,538
Total liabilities and partners’ capital	$1,517,259	$1,554,264

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Equity in net income attributable to AB Unitholders	$69,914	$52,638

Income taxes	7,655	6,199

Net income	$62,259	$46,439

Net income per unit:
Basic	$0.63	$0.49
Diluted	$0.63	$0.49

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Net income	$62,259	$46,439
Other comprehensive income:
Foreign currency translation adjustments, before tax	(7,627)	1,152
Income tax benefit (expense)	6	(2)
Foreign currency translation adjustments, net of tax	(7,621)	1,150
Changes in employee benefit related items:
Amortization of prior service cost	3	5
Recognized actuarial gain	169	286
Changes in employee benefit related items	172	291
Income tax (expense) benefit	(28)	2
Employee benefit related items, net of tax	144	293
Other	—	—
Other comprehensive (loss) income	(7,477)	1,443
Comprehensive income	$54,782	$47,882

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Changes in Partners’ Capital
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
General Partner’s Capital
Balance, beginning of period	$1,402	$1,385
Net income	62	48
Cash distributions to Unitholders	(84)	(63)
Balance, end of period	1,380	1,370
Limited Partners’ Capital
Balance, beginning of period	1,619,200	1,555,892
Net income	62,197	46,391
Cash distributions to Unitholders	(83,621)	(60,744)
Retirement of AB Holding Units	(14,220)	(69,653)
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	8,458	11,313
Exercise of compensatory options to buy AB Holding Units	147	7,382
Balance, end of period	1,592,161	1,490,581
AB Holding Units held by AB to fund long-term incentive compensation plans
Balance, beginning of period	(27,436)	(27,759)
Change in AB Holding Units held by AB to fund long-term incentive compensation plans	(1,566)	3,295
Balance, end of period	(29,002)	(24,464)
Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	(40,628)	(39,461)
Foreign currency translation adjustment, net of tax	(7,621)	1,150
Changes in employee benefit related items, net of tax	144	293
Balance, end of period	(48,105)	(38,018)
Total Partners’ Capital	$1,516,434	$1,429,469

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$62,259	$46,439
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(69,914)	(52,638)
Cash distributions received from AB	91,562	67,485
Changes in assets and liabilities:
(Increase) in other assets	—	(821)
(Decrease) in other liabilities	(901)	(589)
Net cash provided by operating activities	83,006	59,876

Cash flows from investing activities:
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	(147)	(7,382)
Net cash used in investing activities	(147)	(7,382)

Cash flows from financing activities:
Cash distributions to Unitholders	(83,705)	(60,807)
Capital contributions from (to) AB	699	931
Proceeds from exercise of compensatory options to buy AB Holding Units	147	7,382
Net cash used in financing activities	(82,859)	(52,494)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
March 31, 2020
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

1.	Business Description, Organization and Basis of Presentation

Business Description

AB Holding’s principal source of income and cash flow is attributable to its investment in AB limited partnership interests. The condensed financial statements and notes of AB Holding should be read in conjunction with the condensed consolidated financial statements and notes of AB included as an exhibit to this quarterly report on Form 10-Q and with AB Holding’s and AB’s audited financial statements included in AB Holding’s Form 10-K for the year ended December 31, 2019.

AB provides research, diversified investment management and related services globally to a broad range of clients. Its principal services include:

•
Institutional Services – servicing its institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as Equitable Holdings, Inc. ("EQH") and its respective subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

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

Organization

During the second quarter of 2018, AXA S.A. ("AXA") completed the sale of a minority stake in EQH through an initial public offering ("IPO"). Since then, AXA has completed additional offerings and taken other steps, most recently during the fourth quarter of 2019. As a result, AXA owned less than 10% of the outstanding common stock of EQH as of March 31, 2020.

As of March 31, 2020, EQH owned approximately 4.1% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of March 31, 2020, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

EQH and its subsidiaries	63.4%
AB Holding	35.9
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 64.9% economic interest in AB as of March 31, 2020.

Basis of Presentation

The interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed statement of financial condition as of December 31, 2019 was derived from audited financial statements, but it does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

On April 28, 2020, the General Partner declared a distribution of $0.64 per unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2020. Each general partnership unit in AB Holding is entitled to receive distributions

Index

equal to those received by each AB Holding Unit. The distribution is payable on May 28, 2020 to holders of record at the close of business on May 11, 2020.

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

Repurchases of AB Holding Units for the three months ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Total amount of AB Holding Units Purchased (1)	0.9	2.0
Total Cash Paid for AB Holding Units Purchased (1)	$19.8	$58.6
Open Market Purchases of AB Holding Units Purchased (2)	0.8	1.9
Total Cash Paid for Open Market Purchases of AB Holding Units (2)	$17.3	$55.2
(1) Purchased on a trade date basis.
(2) The remainder related to purchases of AB Holding Units from employees to all them to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the U.S. Securities and Exchange Commission ("SEC") as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2020 expired at the close of business on April 27, 2020. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first three months of both 2020 and 2019, AB granted to employees and Eligible Directors 0.1 million restricted AB Holding Unit awards. AB used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these restricted AB Holding Unit awards.

During the first three months of 2020 and 2019, AB Holding issued 5,182 and 0.3 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $0.1 million and $7.4 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per unit amounts)

Net income – basic	$62,259	$46,439
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	15	26
Net income – diluted	$62,274	$46,465

Weighted average units outstanding – basic	98,309	95,144
Dilutive effect of compensatory options	32	72
Weighted average units outstanding – diluted	98,341	95,216

Basic net income per unit	$0.63	$0.49
Diluted net income per unit	$0.63	$0.49

	Three Months Ended March 31,
	2020	2019
	(amounts as shown)
Anti-dilutive options excluded from diluted net income	29,056	29,056

5.	Investment in AB

Changes in AB Holding’s investment in AB during the three-month period ended March 31, 2020 are as follows (in thousands):

Investment in AB as of December 31, 2019	$1,554,203
Equity in net income attributable to AB Unitholders	69,914
Changes in accumulated other comprehensive (loss) income	(7,477)
Cash distributions received from AB	(91,562)
Additional investments with proceeds from exercise of compensatory options to buy AB Holding Units	147
Capital contributions (from) to AB	(699)
AB Holding Units retired	(14,220)
AB Holding Units issued to fund long-term incentive compensation plans	8,458
Change in AB Holding Units held by AB for long-term incentive compensation plans	(1,566)
Investment in AB as of March 31, 2020	$1,517,198

Index

6.	Units Outstanding

Changes in AB Holding Units outstanding during the three-month period ended March 31, 2020 are as follows:

Outstanding as of December 31, 2019	98,192,098
Options exercised	5,182
Units issued	344,698
Units retired	(748,763)
Outstanding as of March 31, 2020	97,793,215

7.	Income Taxes

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

	Three Months Ended March 31,
	2020	2019	% Change
	(in thousands)
Net income attributable to AB Unitholders	$194,320	$149,114	30.3%
Multiplied by: weighted average equity ownership interest	36.0%	35.3%
Equity in net income attributable to AB Unitholders	$69,914	$52,638	32.8

AB qualifying revenues	$702,340	$586,550	19.7
Multiplied by: weighted average equity ownership interest for calculating tax	30.6%	29.6%
Multiplied by: federal tax	3.5%	3.5%
Federal income taxes	7,515	6,081
State income taxes	140	118
Total income taxes	$7,655	$6,199	23.5

Effective tax rate	10.9%	11.8%

In order to preserve AB Holding’s status as a “grandfathered” PTP for federal income tax purposes, management ensures that AB Holding does not directly or indirectly (through AB) engage in a substantial new line of business. If AB Holding were to lose its status as a “grandfathered” PTP, it would be subject to corporate income tax, which would reduce materially AB Holding’s net income and its quarterly distributions to AB Holding Unitholders.

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

AB Holding’s principal source of income and cash flow is attributable to its investment in AB Units. AB Holding’s interim condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AB included as an exhibit to this Form 10-Q. They also should be read in conjunction with AB’s audited financial statements and notes and MD&A included in AB Holding’s Form 10-K for the year ended December 31, 2019.

Results of Operations

	Three Months Ended March 31,
	2020	2019	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$194,320	$149,114	30.3%
Weighted average equity ownership interest	36.0%	35.3%
Equity in net income attributable to AB Unitholders	69,914	52,638	32.8
Income taxes	7,655	6,199	23.5
Net income of AB Holding	$62,259	$46,439	34.1
Diluted net income per AB Holding Unit	$0.63	$0.49	28.6
Distribution per AB Holding Unit(1)	$0.64	$0.49	30.6
________________________

(1)	Distributions reflect the impact of AB’s non-GAAP adjustments.

AB Holding net income for the three months ended March 31, 2020 increased $15.8 million due to higher net income attributable to AB Unitholders and a slightly higher weighted average equity ownership interest.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees, research payments and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 10.9% in the first quarter of 2020 compared to 11.8% during the first quarter of 2019. See Note 7 to the condensed financial statements in Item 1 for the calculation of income tax expense.

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

Index

The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit is as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments, before taxes	$1,796	$822
AB income tax (expense) benefit on non-GAAP adjustments	(888)	486
AB non-GAAP adjustments, after taxes	908	1,308
AB Holding’s weighted average equity ownership interest in AB	36.0%	35.3%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$326	$462

Net income – diluted, GAAP basis	$62,274	$46,465
Impact on AB Holding’s net income of AB non-GAAP adjustments	326	462
Adjusted net income – diluted	$62,600	$46,927

Diluted net income per AB Holding Unit, GAAP basis	$0.63	$0.49
Impact of AB non-GAAP adjustments	0.01	—
Adjusted diluted net income per AB Holding Unit	$0.64	$0.49

The degree to which AB's non-GAAP adjustments impact AB Holding's net income fluctuates based on AB Holding's ownership percentage in AB.

Cash Distributions

AB Holding is required to distribute all of its Available Cash Flow, as defined in the AB Holding Partnership Agreement, to its Unitholders (including the General Partner). Available Cash Flow typically is the adjusted diluted net income per unit for the quarter multiplied by the number of units outstanding at the end of the quarter. Management anticipates that Available Cash Flow will continue to be based on adjusted diluted net income per unit, unless management determines, with concurrence of the Board of Directors, that one or more adjustments made to adjusted net income should not be made with respect to the Available Cash Flow calculation. See Note 2 to the condensed financial statements in Item 1 for a description of Available Cash Flow.

Capital Resources and Liquidity

During the three months ended March 31, 2020, net cash provided by operating activities was $83.0 million, compared to $59.9 million during the corresponding 2019 period. The increase primarily resulted from higher cash distributions received from AB of $24.1 million.

During the three months ended March 31, 2020, net cash used in investing activities was $0.1 million, compared to $7.4 million during the corresponding 2019 period. The activity in both periods reflects the investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

During the three months ended March 31, 2020, net cash used in financing activities was $82.9 million, compared to $52.5 million during the corresponding 2019 period. The increase primarily was due to higher cash distributions to Unitholders of $22.9 million.

Management believes that AB Holding will have the resources it needs to meet its financial obligations as a result of the cash flow AB Holding realizes from its investment in AB.

Commitments and Contingencies

See Note 8 to the condensed financial statements in Item 1.

Index

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2019 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely impact our revenues, financial condition, results of operations and business prospects.

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

•
The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect any pending legal proceedings to have a material adverse effect on our results of operations, financial condition or liquidity, any settlement or judgment with respect to a legal proceeding could be significant and could have such an effect.

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

Index

•
Our 2020 Margin Target: We previously adopted a goal of increasing our adjusted operating margin to a target of 30% by 2020, subject to the assumptions, factors and contingencies described as part of the initial disclosure of this target. Our adjusted operating margin, which was 27.5% during 2019, increased to 27.6% during the first three months of 2020.

Our AUM and, therefore, our investment advisory revenues, including performance-based fee revenues, are heavily dependent on the level and volatility of the financial markets. Based upon our current revenue and expense projections, we do not believe that achieving the 2020 Margin Target is likely. However, we are taking additional actions to better align our expenses with our expected revenues. We remain committed to achieving an adjusted operating margin of 30% in years subsequent to 2020 and will take continued actions in this regard, subject to prevailing market conditions and the evolution of our business mix. Furthermore, our revenues may continue to be adversely affected by the severe economic impact of the novel coronavirus global pandemic ("COVID-19"). Please refer to “Risk Factors” below for additional information regarding the effect on our business COVID-19 has had and may continue to have.

•
The Adverse Impact of COVID-19: The severity of the expected adverse impact on our AUM and revenues of the economic downturn caused by the COVID-19 pandemic will depend on the depth and length of the downturn and its impact on the companies in which we invest. Our conclusions about the possible continuing significant adverse impact on us is based on our assumptions that the recovery will be gradual and that there will be lasting high unemployment and economic damage. We believe that these assumptions are reasonable, but they may not be correct and economic conditions likely will be either better or worse than we have assumed.

•
Our fixed income investment performance: The poor relative performance of many of our funds during the first quarter of 2020 negatively impacted the one-, three- and five-year track records of these funds. As a result, we may experience heightened redemptions in some of our fixed income strategies. An increase in redemptions, absent an offsetting increase in sales, would adversely affect our AUM, revenues and net income.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

With the exception of the updates regarding Market Risk discussed under Risk Factors in Part II, Item 1A, there have been no material changes in AB Holding’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB Holding's Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 to the condensed financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

We are including the below risk factor language regarding the market volatility that resulted from COVID-19. Except for the update set forth below, there have been no material changes to the risk factors from those appearing in AB Holding's Annual Report on Form 10-K for the fiscal year December 31, 2019 ("AB 10-K").

Market Risk

We indicated in the AB 10-K that our revenues and results of operations depend on the market value and composition of our AUM, which can fluctuate significantly based on various factors, many of which are beyond our control. The dramatic securities market declines experienced during March 2020, which resulted from the global effects of COVID-19, caused a significant reduction in our AUM and may result in a significant reduction in our revenues and net income in 2020.
Global economies and financial markets are increasingly interconnected, which increases the probability that conditions in one country or region might adversely impact issuers in a different country or region, as experienced in the first quarter. Conditions affecting the general economy, including political, social or economic instability at the local, regional or global level may also affect the market value of our AUM. Health crises, such as the COVID-19 pandemic, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have a significant adverse effect on financial markets and our AUM, revenues and net income. Furthermore, the preventative and protective health-related actions, such as business activity suspensions and population lock-downs, that governments have taken, and will continue to take, in response to COVID-19 have resulted, and will continue to result, in periods of business interruption, inability to obtain raw materials, supplies and component parts, and reduced or disrupted operations. These circumstances are expected to cause a severe economic downturn accompanied by very high levels of unemployment, which will adversely affect the financial condition and results of operations of many of the companies in which we invest, and likely reduce the market value of their securities and thus our AUM and revenues. Furthermore, the significant market volatility and uncertainty, and reductions in the availability of margin financing, we experienced during the first quarter, severely limited the liquidity of certain asset backed and other securities, making it at times impossible to sell these securities at prices reflecting their true economic value. This lack of liquidity makes it more difficult for our funds to meet redemption requests. These circumstances, particularly if they worsen, may have a significant adverse effect on our AUM, revenues and net income in 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Holding Units sold by AB Holding in the period covered by this report that were not registered under the Securities Act.

Each quarter, since the third quarter of 2011, AB has implemented plans to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. The plan adopted during the first quarter of 2020 expired at the close of business on April 27, 2020. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

Index

AB Holding Units bought by us or one of our affiliates during the first quarter of 2020 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
1/1/20 - 1/31/20(1)	16,556	$30.21	—	—
2/1/20 - 2/29/20(1)(2)	72,843	31.76	—	—
3/1/20 - 3/31/20(1)(2)	833,654	20.40	—	—
Total	923,053	$21.47	—	—

(1)
During the first quarter of 2020, AB purchased from employees 78,290 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(2)
During the first quarter of 2020, AB purchased 844,763 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included in Exhibit 101).

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2020	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ William R. Siemers
William R. Siemers
Chief Accounting Officer