Form 10-Q
period 2020-06-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2020-07-23
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of June 30, 2020 was 96,431,971.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index

Part I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Investment in AB	$1,486,617	$1,554,203
Other assets	371	61
Total assets	$1,486,988	$1,554,264

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$266	$1,726
Total liabilities	266	1,726
Commitments and contingencies (See Note 8)
Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,374	1,402
Limited partners: 96,331,971 and 98,092,098 limited partnership units issued and outstanding	1,556,813	1,619,200
AB Holding Units held by AB to fund long-term incentive compensation plans	(26,202)	(27,436)
Accumulated other comprehensive loss	(45,263)	(40,628)
Total partners’ capital	1,486,722	1,552,538
Total liabilities and partners’ capital	$1,486,988	$1,554,264

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Equity in net income attributable to AB Unitholders	$63,201	$59,023	$133,115	$111,661

Income taxes	6,275	6,749	13,930	12,948

Net income	$56,926	$52,274	$119,185	$98,713

Net income per unit:
Basic	$0.59	$0.54	$1.23	$1.03
Diluted	$0.59	$0.54	$1.23	$1.03

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income	$56,926	$52,274	$119,185	$98,713
Other comprehensive income:
Foreign currency translation adjustments, before tax	2,473	(985)	(5,154)	167
Income tax benefit (expense)	72	(51)	78	(53)
Foreign currency translation adjustments, net of tax	2,545	(1,036)	(5,076)	114
Changes in employee benefit related items:
Amortization of prior service cost	4	—	7	5
Recognized actuarial gain (loss)	295	(86)	464	200
Changes in employee benefit related items	299	(86)	471	205
Income tax (expense) benefit	(2)	10	(30)	12
Employee benefit related items, net of tax	297	(76)	441	217
Other comprehensive income (loss)	2,842	(1,112)	(4,635)	331
Comprehensive income	$59,768	$51,162	$114,550	$99,044

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Changes in Partners’ Capital
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
General Partner’s Capital
Balance, beginning of period	$1,380	$1,370	$1,402	$1,385
Net income	59	55	121	103
Cash distributions to Unitholders	(65)	(50)	(149)	(113)
Balance, end of period	1,374	1,375	1,374	1,375
Limited Partners’ Capital
Balance, beginning of period	1,592,161	1,490,581	1,619,200	1,555,892
Net income	56,867	52,219	119,064	98,610
Cash distributions to Unitholders	(61,760)	(47,311)	(145,381)	(108,055)
Retirement of AB Holding Units	(31,958)	(3,730)	(46,178)	(73,383)
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	1,503	49,590	9,961	60,903
Exercise of compensatory options to buy AB Holding Units	—	1,569	147	8,951
Balance, end of period	1,556,813	1,542,918	1,556,813	1,542,918
AB Holding Units held by AB to fund long-term incentive compensation plans
Balance, beginning of period	(29,002)	(24,464)	(27,436)	(27,759)
Change in AB Holding Units held by AB to fund long-term incentive compensation plans	2,800	(11,282)	1,234	(7,987)
Balance, end of period	(26,202)	(35,746)	(26,202)	(35,746)
Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	(48,105)	(38,018)	(40,628)	(39,461)
Foreign currency translation adjustment, net of tax	2,545	(1,036)	(5,076)	114
Changes in employee benefit related items, net of tax	297	(76)	441	217
Balance, end of period	(45,263)	(39,130)	(45,263)	(39,130)
Total Partners’ Capital	$1,486,722	$1,469,417	$1,486,722	$1,469,417

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$119,185	$98,713
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(133,115)	(111,661)
Cash distributions received from AB	160,259	121,617
Changes in assets and liabilities:
(Increase) in other assets	(310)	—
(Decrease) in other liabilities	(1,460)	(7)
Net cash provided by operating activities	144,559	108,662

Cash flows from investing activities:
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	(147)	(8,951)
Net cash used in investing activities	(147)	(8,951)

Cash flows from financing activities:
Cash distributions to Unitholders	(145,530)	(108,168)
Capital contributions from (to) AB	971	(494)
Proceeds from exercise of compensatory options to buy AB Holding Units	147	8,951
Net cash used in financing activities	(144,412)	(99,711)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index

ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
June 30, 2020
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

AB provides diversified investment management, research and related services globally to a broad range of clients. Its principal services include:

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

Organization

During the second quarter of 2018, AXA S.A. ("AXA") completed the sale of a minority stake in EQH through an initial public offering ("IPO"). Since then, AXA has completed additional offerings and taken other steps, most recently during the fourth quarter of 2019. As a result, AXA owned less than 10% of the outstanding common stock of EQH as of June 30, 2020.

As of June 30, 2020, EQH owned approximately 4.2% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of June 30, 2020, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

EQH and its subsidiaries	63.7%
AB Holding	35.5
Unaffiliated holders	0.8
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 65.2% economic interest in AB as of June 30, 2020.

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

On July 23, 2020, the General Partner declared a distribution of $0.61 per unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2020. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on August 20, 2020 to holders of record at the close of business on August 3, 2020.

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

Repurchases of AB Holding Units for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Total amount of AB Holding Units Purchased (1)	1.3	—	2.2	2.0
Total Cash Paid for AB Holding Units Purchased(1)	$27.8	$—	$47.6	$58.6
Open Market Purchases of AB Holding Units Purchased (2)	1.3	—	2.2	1.9
Total Cash Paid for Open Market Purchases of AB Holding Units (2)	$27.8	$—	$45.1	$55.2
(1) Purchased on a trade date basis.
(2) The remainder related to purchases of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2020 expired at the close of business on July 22, 2020. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first six months of 2020 and 2019, AB granted to employees and Eligible Directors 0.2 million and 1.7 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these restricted AB Holding Unit awards.

During the first six months of 2020 and 2019, AB Holding issued 5,182 and 0.4 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $0.1 million and $9.0 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per unit amounts)

Net income – basic	$56,926	$52,274	$119,185	$98,713
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	3	19	18	45
Net income – diluted	$56,929	$52,293	$119,203	$98,758

Weighted average units outstanding – basic	96,892	96,283	96,526	95,717
Dilutive effect of compensatory options	10	48	22	60
Weighted average units outstanding – diluted	96,902	96,331	96,548	95,777

Basic net income per unit	$0.59	$0.54	$1.23	$1.03
Diluted net income per unit	$0.59	$0.54	$1.23	$1.03

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(amounts as shown)
Anti-dilutive options excluded from diluted net income	44,877	29,056	44,877	29,056

5.	Investment in AB

Changes in AB Holding’s investment in AB during the six-month period ended June 30, 2020 are as follows (in thousands):

Investment in AB as of December 31, 2019	$1,554,203
Equity in net income attributable to AB Unitholders	133,115
Changes in accumulated other comprehensive (loss) income	(4,635)
Cash distributions received from AB	(160,259)
Additional investments with proceeds from exercise of compensatory options to buy AB Holding Units	147
Capital contributions (from) to AB	(971)
AB Holding Units retired	(46,178)
AB Holding Units issued to fund long-term incentive compensation plans	9,961
Change in AB Holding Units held by AB for long-term incentive compensation plans	1,234
Investment in AB as of June 30, 2020	$1,486,617

Index

6.	Units Outstanding

Changes in AB Holding Units outstanding during the six-month period ended June 30, 2020 are as follows:

Outstanding as of December 31, 2019	98,192,098
Options exercised	5,182
Units issued	408,059
Units retired	(2,173,368)
Outstanding as of June 30, 2020	96,431,971

7.	Income Taxes

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
				(in thousands)
Net income attributable to AB Unitholders	$177,321	$166,252	6.7%	$371,641	$315,366	17.8%
Multiplied by: weighted average equity ownership interest	35.6%	35.5%		35.8%	35.4%
Equity in net income attributable to AB Unitholders	$63,201	$59,023	7.1	$133,115	$111,661	19.2

AB qualifying revenues	$586,609	$643,019	(8.8)	$1,288,949	$1,229,569	4.8
Multiplied by: weighted average equity ownership interest for calculating tax	29.9%	29.4%		30.4%	29.5%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	6,179	6,619		13,694	12,700
State income taxes	96	130		236	248
Total income taxes	$6,275	$6,749	(7.0)	$13,930	$12,948	7.6

Effective tax rate	9.9%	11.4%		10.5%	11.6%

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

With respect to all significant litigation matters, we consider the likelihood of a negative outcome. If we determine the likelihood of a negative outcome is probable and the amount of the loss can be reasonably estimated, we record an estimated loss for the expected outcome of the litigation. If the likelihood of a negative outcome is reasonably possible and we can determine an estimate of the possible loss or range of loss in excess of amounts already accrued, if any, we disclose that fact together with the estimate of the possible loss or range of loss. However, it is often difficult to predict the outcome or estimate a possible loss or range of loss because litigation is subject to inherent uncertainties, particularly when plaintiffs allege substantial or indeterminate damages. Such is also the case when the litigation is in its early stages or when the litigation is highly complex or broad in scope. In these cases, we disclose that we are unable to predict the outcome or estimate a possible loss or range of loss.

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$177,321	$166,252	6.7%	$371,641	$315,366	17.8%
Weighted average equity ownership interest	35.6%	35.5%		35.8%	35.4%
Equity in net income attributable to AB Unitholders	63,201	59,023	7.1	133,115	111,661	19.2
Income taxes	6,275	6,749	(7.0)	13,930	12,948	7.6
Net income of AB Holding	$56,926	$52,274	8.9	$119,185	$98,713	20.7
Diluted net income per AB Holding Unit	$0.59	$0.54	9.3	$1.23	$1.03	19.4
Distribution per AB Holding Unit(1)	$0.61	$0.56	8.9	$1.25	$1.05	19.0
________________________

(1)	Distributions reflect the impact of AB’s non-GAAP adjustments.

AB Holding net income for the three and six months ended June 30, 2020 increased $4.7 million and $20.5 million, respectively, due to higher net income attributable to AB Unitholders and a slightly higher weighted average equity ownership interest.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees, research payments and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 9.9% during the three months ended June 30, 2020, compared to 11.4% during the three months ended June 30, 2019. AB Holding's effective tax rate during the six months ended June 30, 2020 was 10.5% compared to 11.6% during the six months ended June 30, 2019. See Note 7 to the condensed financial statements in Item 1 for the calculation of income tax expense.

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

Index

The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments, before taxes	$6,306	$3,222	$8,102	$4,044
AB income tax benefit (expense) on non-GAAP adjustments	797	257	(692)	749
AB non-GAAP adjustments, after taxes	7,103	3,479	7,410	4,793
AB Holding’s weighted average equity ownership interest in AB	35.6%	35.5%	35.8%	35.4%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$2,533	$1,234	$2,655	$1,697

Net income – diluted, GAAP basis	$56,929	$52,293	$119,203	$98,758
Impact on AB Holding’s net income of AB non-GAAP adjustments	2,533	1,234	2,655	1,697
Adjusted net income – diluted	$59,462	$53,527	$121,858	$100,455

Diluted net income per AB Holding Unit, GAAP basis	$0.59	$0.54	$1.23	$1.03
Impact of AB non-GAAP adjustments	0.02	0.02	0.03	0.02
Adjusted diluted net income per AB Holding Unit	$0.61	$0.56	$1.26	$1.05

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

Capital Resources and Liquidity

During the six months ended June 30, 2020, net cash provided by operating activities was $144.6 million, compared to $108.7 million during the corresponding 2019 period. The increase primarily resulted from higher cash distributions received from AB of $38.6 million.

During the six months ended June 30, 2020, net cash used in investing activities was $0.1 million, compared to $9.0 million during the corresponding 2019 period. The activity in both periods reflects the investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

During the six months ended June 30, 2020, net cash used in financing activities was $144.4 million, compared to $99.7 million during the corresponding 2019 period. The increase primarily was due to higher cash distributions to Unitholders of $37.4 million.

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

Index

•
Our 2020 Margin Target: We previously adopted a goal of increasing our adjusted operating margin to a target of 30% by 2020, subject to the assumptions, factors and contingencies described as part of the initial disclosure of this target. Our adjusted operating margin, which was 27.5% during 2019, increased to 27.8% during the first six months of 2020.

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

•
The Adverse Impact of COVID-19: The severity of the expected adverse impact on our AUM and revenues of the economic downturn caused by the COVID-19 pandemic will depend on the depth and length of the downturn and its impact on the companies in which we invest. Our conclusions about the possible continuing significant adverse impact on us is based on our assumptions that the recovery will be gradual and that there will be lasting high unemployment and economic damage. We believe that these assumptions are reasonable, but they may not be correct and economic conditions likely will differ from our assumptions.

•
Our fixed income investment performance: Our fixed income performance rebounded in the second quarter following poor relative performance of many of our funds during the first quarter of 2020. Still, we recognize that the impact on the one-, three- and five-year track records of some funds may cause heightened redemptions in some of our fixed income strategies. An increase in redemptions, absent an offsetting increase in sales, would adversely affect our AUM, revenues and net income.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II

OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 8 to the condensed financial statements contained in Part I, Item 1.

Item 1A.	Risk Factors

We are including the below risk factor language regarding the market volatility that has resulted from COVID-19. Except for the update set forth below, there have been no material changes to the risk factors from those appearing in AB Holding's Annual Report on Form 10-K ("AB 10-K") for the fiscal year ended December 31, 2019.

Market Risk

We indicated in the AB 10-K and Form 10-Q for the quarter ended March 31, 2020 that our revenues and results of operations depend on the market value and composition of our AUM, which can fluctuate significantly based on various factors, many of which are beyond our control. The dramatic securities market declines experienced during March 2020, which resulted from the global effects of COVID-19, caused a significant reduction in our AUM. Markets and AUM levels have since recovered, though we recognize that markets remain volatile and the risk remains of a significant reduction in our revenues and net income in 2020.
Global economies and financial markets are increasingly interconnected, which increases the probability that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social or economic instability at the local, regional or global level, such as the civil unrest centered around racial equality experienced across the U.S. in the second quarter, may also affect the market value of our AUM. Health crises, such as the COVID-19 pandemic, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have and may in the future have a significant adverse effect on financial markets and our AUM, revenues and net income. Furthermore, the preventative and protective health-related actions, such as business activity suspensions and population lock-downs, that governments have taken, and will continue to take, in response to COVID-19 have resulted, and may continue to result, in periods of business interruption, inability to obtain raw materials, supplies and component parts, and reduced or disrupted operations. These circumstances have caused, and may continue to cause, significant economic disruption and very high levels of unemployment, which will adversely affect the financial condition and results of operations of many of the companies in which we invest, and likely reduce the market value of their securities and thus our AUM and revenues. Furthermore, the significant market volatility and uncertainty, and reductions in the availability of margin financing, we experienced during the first quarter of 2020 severely limited the liquidity of certain asset backed and other securities, making it at times impossible to sell these securities at prices reflecting their true economic value. While liquidity conditions improved considerably in the second quarter following the stimulus programs announced by the U.S. Federal Reserve and U.S. Treasury, we recognize the possibility that conditions could deteriorate in the future. Lack of liquidity makes it more difficult for our funds to meet redemption requests. If liquidity were to worsen, this may have a significant adverse effect on our AUM, revenues and net income in 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Holding Units sold by AB Holding in the period covered by this report that were not registered under the Securities Act.

Each quarter, since the third quarter of 2011, AB has implemented plans to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. The plan adopted during the second quarter of 2020 expired at the close of business on July 22, 2020. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

Index

AB Holding Units bought by us or one of our affiliates during the second quarter of 2020 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
4/1/20 - 4/30/20(1)(2)	898,263	$19.89	—	—
5/1/20 - 5/31/20(1)(2)	318,539	22.97	—	—
6/1/20 - 6/30/20(2)	101,706	25.32	—	—
Total	1,318,508	$21.05	—	—

(1)
During the second quarter of 2020, AB purchased from employees 588 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

(2)
During the second quarter of 2020, AB purchased 1,317,920 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 101).

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 23, 2020	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ William R. Siemers
William R. Siemers
Chief Accounting Officer