Form 10-Q
period 2020-09-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2020-10-22
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30,2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes	☐	No	☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units Rep. Assignments of Beneficial Ownership of LP Interests in AB Holding ("Units")	AB	New York Stock Exchange
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of September 30, 2020 was 96,174,568.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Investment in AB	$1,496,263	$1,554,203
Other assets	121	61
Total assets	$1,496,384	$1,554,264

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$392	$1,726
Total liabilities	392	1,726
Commitments and contingencies (See Note 8)
Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,384	1,402
Limited partners: 96,074,568 and 98,092,098 limited partnership units issued and outstanding	1,556,501	1,619,200
AB Holding Units held by AB to fund long-term incentive compensation plans	(22,691)	(27,436)
Accumulated other comprehensive loss	(39,202)	(40,628)
Total partners’ capital	1,495,992	1,552,538
Total liabilities and partners’ capital	$1,496,384	$1,554,264

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Equity in net income attributable to AB Unitholders	$73,874	$66,722	$206,989	$178,383

Income taxes	6,875	6,894	20,805	19,842

Net income	$66,999	$59,828	$186,184	$158,541

Net income per unit:
Basic	$0.70	$0.62	$1.95	$1.65
Diluted	$0.70	$0.62	$1.95	$1.65

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income	$66,999	$59,828	$186,184	$158,541
Other comprehensive income:
Foreign currency translation adjustments, before tax	5,872	(4,470)	718	(4,303)
Income tax benefit	38	77	116	24
Foreign currency translation adjustments, net of tax	5,910	(4,393)	834	(4,279)
Changes in employee benefit related items:
Amortization of prior service cost	3	3	10	8
Recognized actuarial gain	149	174	613	374
Changes in employee benefit related items	152	177	623	382
Income tax (expense) benefit	(1)	90	(31)	102
Employee benefit related items, net of tax	151	267	592	484
Other comprehensive income (loss)	6,061	(4,126)	1,426	(3,795)
Comprehensive income	$73,060	$55,702	$187,610	$154,746

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Changes in Partners’ Capital
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
General Partner’s Capital
Balance, beginning of period	$1,374	$1,375	$1,402	$1,385
Net income	71	63	192	166
Cash distributions to Unitholders	(61)	(56)	(210)	(169)
Balance, end of period	1,384	1,382	1,384	1,382
Limited Partners’ Capital
Balance, beginning of period	1,556,813	1,542,918	1,619,200	1,555,892
Net income	66,928	59,765	185,992	158,375
Cash distributions to Unitholders	(58,877)	(53,971)	(204,258)	(162,026)
Retirement of AB Holding Units	(8,645)	(19,029)	(54,823)	(92,412)
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	282	18	10,243	60,921
Exercise of compensatory options to buy AB Holding Units	—	691	147	9,642
Balance, end of period	1,556,501	1,530,392	1,556,501	1,530,392
AB Holding Units held by AB to fund long-term incentive compensation plans
Balance, beginning of period	(26,202)	(35,746)	(27,436)	(27,759)
Change in AB Holding Units held by AB to fund long-term incentive compensation plans	3,511	1,830	4,745	(6,157)
Balance, end of period	(22,691)	(33,916)	(22,691)	(33,916)
Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	(45,263)	(39,130)	(40,628)	(39,461)
Foreign currency translation adjustment, net of tax	5,910	(4,393)	834	(4,279)
Changes in employee benefit related items, net of tax	151	267	592	484
Balance, end of period	(39,202)	(43,256)	(39,202)	(43,256)
Total Partners’ Capital	$1,495,992	$1,454,602	$1,495,992	$1,454,602

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$186,184	$158,541
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(206,989)	(178,383)
Cash distributions received from AB	225,802	182,475
Changes in assets and liabilities:
(Increase) in other assets	(60)	(61)
(Decrease) increase in other liabilities	(1,334)	93
Net cash provided by operating activities	203,603	162,665

Cash flows from investing activities:
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	(147)	(9,642)
Net cash used in investing activities	(147)	(9,642)

Cash flows from financing activities:
Cash distributions to Unitholders	(204,468)	(162,195)
Capital contributions from (to) AB	865	(470)
Proceeds from exercise of compensatory options to buy AB Holding Units	147	9,642
Net cash used in financing activities	(203,456)	(153,023)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
September 30, 2020
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

AB provides diversified investment management, research and related services globally to a broad range of clients. Its principal services include:

•Institutional Services – servicing its institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as Equitable Holdings, Inc. ("EQH") and its subsidiaries, by means of separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.

•Retail Services – servicing its retail clients, primarily by means of retail mutual funds sponsored by AB or an affiliated company, sub-advisory relationships with mutual funds sponsored by third parties, separately-managed account programs sponsored by financial intermediaries worldwide and other investment vehicles.

•Private Wealth Management Services – servicing its private clients, including high-net-worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles.

•Bernstein Research Services – servicing institutional investors, such as pension fund, hedge fund and mutual fund managers, seeking high-quality fundamental research, quantitative services and brokerage-related services in equities and listed options.

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

AB provides a broad range of investment services with expertise in:

•Actively-managed equity strategies, with global and regional portfolios across capitalization ranges, concentration ranges and investment strategies, including value, growth and core equities;

•Actively-managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;

•Passive management, including index and enhanced index strategies;

•Alternative investments, including hedge funds, fund of funds, direct lending and private equity; and

•Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds.

Index

AB’s services span various investment disciplines, including market capitalization (e.g., large-, mid- and small-cap equities), term (e.g., long-, intermediate- and short-duration debt securities), and geographic location (e.g., U.S., international, global, emerging markets, regional and local), in major markets around the world.

Organization

During the second quarter of 2018, AXA S.A. ("AXA") completed the sale of a minority stake in EQH through an initial public offering ("IPO"). Since then, AXA has completed additional offerings and taken other steps, most recently during the fourth quarter of 2019. As a result, AXA owned less than 10% of the outstanding common stock of EQH as of September 30, 2020.

As of September 30, 2020, EQH owned approximately 4.2% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of September 30, 2020, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

EQH and its subsidiaries	63.8%
AB Holding	35.5
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 65.3% economic interest in AB as of September 30, 2020.

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

On October 22, 2020, the General Partner declared a distribution of $0.69 per unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2020. Each general partnership unit in AB Holding is entitled to

Index
receive distributions equal to those received by each AB Holding Unit. The distribution is payable on November 12, 2020 to holders of record at the close of business on November 2, 2020.
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

Repurchases of AB Holding Units for the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Total amount of AB Holding Units Purchased (1)	0.3	0.9	2.5	2.9
Total Cash Paid for AB Holding Units Purchased(1)	$6.8	$25.1	$54.4	$83.7
Open Market Purchases of AB Holding Units Purchased (2)	0.2	0.6	2.4	2.5
Total Cash Paid for Open Market Purchases of AB Holding Units (2)	$6.7	$15.3	$51.8	$70.6
(1) Purchased on a trade date basis.
(2) The remainder related to purchases of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2020 expired at the close of business on October 21, 2020. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first nine months of 2020 and 2019, AB granted to employees and Eligible Directors 0.5 million and 1.9 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these restricted AB Holding Unit awards.

During the first nine months of 2020 and 2019, AB Holding issued 5,182 and 0.4 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $0.1 million and $9.6 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per unit amounts)

Net income – basic	$66,999	$59,828	$186,184	$158,541
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	14	17	32	62
Net income – diluted	$67,013	$59,845	$186,216	$158,603

Weighted average units outstanding – basic	96,350	96,376	95,415	95,939
Dilutive effect of compensatory options	27	36	23	52
Weighted average units outstanding – diluted	96,377	96,412	95,438	95,991

Basic net income per unit	$0.70	$0.62	$1.95	$1.65
Diluted net income per unit	$0.70	$0.62	$1.95	$1.65

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(amounts as shown)
Anti-dilutive options excluded from diluted net income	29,056	29,056	29,056	29,056

5.    Investment in AB

Changes in AB Holding’s investment in AB during the nine-month period ended September 30, 2020 are as follows (in thousands):

Investment in AB as of December 31, 2019	$1,554,203
Equity in net income attributable to AB Unitholders	206,989
Changes in accumulated other comprehensive income	1,426
Cash distributions received from AB	(225,802)
Additional investments with proceeds from exercise of compensatory options to buy AB Holding Units	147
Capital contributions (from) AB	(865)
AB Holding Units retired	(54,823)
AB Holding Units issued to fund long-term incentive compensation plans	10,243
Change in AB Holding Units held by AB for long-term incentive compensation plans	4,745
Investment in AB as of September 30, 2020	$1,496,263

Index

6.    Units Outstanding

Changes in AB Holding Units outstanding during the nine-month period ended September 30, 2020 are as follows:

Outstanding as of December 31, 2019	98,192,098
Options exercised	5,182
Units issued	422,703
Units retired	(2,445,415)
Outstanding as of September 30, 2020	96,174,568

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
				(in thousands)
Net income attributable to AB Unitholders	$207,976	$187,811	10.7%	$579,617	$503,177	15.2%
Multiplied by: weighted average equity ownership interest	35.5%	35.5%		35.7%	35.5%
Equity in net income attributable to AB Unitholders	$73,874	$66,722	10.7	$206,989	$178,383	16.0

AB qualifying revenues	$642,303	$656,173	(2.1)	$1,931,252	$1,886,176	2.4
Multiplied by: weighted average equity ownership interest for calculating tax	30.0%	29.4%		30.2%	29.5%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	6,738	6,759		20,432	19,459
State income taxes	137	135		373	383
Total income taxes	$6,875	$6,894	(0.3)	$20,805	$19,842	4.9

Effective tax rate	9.3%	10.3%		10.1%	11.1%

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$207,976	$187,811	10.7%	$579,617	$503,177	15.2%
Weighted average equity ownership interest	35.5%	35.5%		35.7%	35.5%
Equity in net income attributable to AB Unitholders	73,874	66,722	10.7	206,989	178,383	16.0
Income taxes	6,875	6,894	(0.3)	20,805	19,842	4.9
Net income of AB Holding	$66,999	$59,828	12.0	$186,184	$158,541	17.4
Diluted net income per AB Holding Unit	$0.70	$0.62	12.9	$1.95	$1.65	18.2
Distribution per AB Holding Unit(1)	$0.69	$0.63	9.5	$1.94	$1.68	15.5
________________________
(1)Distributions reflect the impact of AB’s non-GAAP adjustments.

AB Holding's net income for the three and nine months ended September 30, 2020 increased $7.2 million and $27.6 million, respectively, primarily due to higher net income attributable to AB Unitholders.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees, research payments and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 9.3% during the three months ended September 30, 2020, compared to 10.3% during the three months ended September 30, 2019. AB Holding's effective tax rate during the nine months ended September 30, 2020 was 10.1% compared to 11.1% during the nine months ended September 30, 2019. See Note 7 to the condensed financial statements in Item 1 for the calculation of income tax expense.

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

Index
The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments, before taxes	$(840)	$1,290	$7,262	$5,334
AB income tax benefit (expense) on non-GAAP adjustments	29	151	(584)	882
AB non-GAAP adjustments, after taxes	(811)	1,441	6,678	6,216
AB Holding’s weighted average equity ownership interest in AB	35.5%	35.5%	35.7%	35.5%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$(289)	$512	$2,385	$2,204

Net income – diluted, GAAP basis	$67,013	$59,845	$186,216	$158,603
Impact on AB Holding’s net income of AB non-GAAP adjustments	(289)	512	2,385	2,204
Adjusted net income – diluted	$66,724	$60,357	$188,601	$160,807

Diluted net income per AB Holding Unit, GAAP basis	$0.70	$0.62	$1.95	$1.65
Impact of AB non-GAAP adjustments	(0.01)	0.01	0.03	0.03
Adjusted diluted net income per AB Holding Unit	$0.69	$0.63	$1.98	$1.68

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

Capital Resources and Liquidity

During the nine months ended September 30, 2020, net cash provided by operating activities was $203.6 million, compared to $162.7 million during the corresponding 2019 period. The increase primarily resulted from higher cash distributions received from AB of $43.3 million.

During the nine months ended September 30, 2020, net cash used in investing activities was $0.1 million, compared to $9.6 million during the corresponding 2019 period. The activity in both periods reflects the investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

During the nine months ended September 30, 2020, net cash used in financing activities was $203.5 million, compared to $153.0 million during the corresponding 2019 period. The increase primarily was due to higher cash distributions to Unitholders of $42.3 million.

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

The forward-looking statements referred to in the preceding paragraph, most of which directly affect AB but also affect AB Holding because AB Holding’s principal source of income and cash flow is attributable to its investment in AB, include statements regarding:

•Our belief that the cash flow AB Holding realizes from its investment in AB will provide AB Holding with the resources it needs to meet its financial obligations: AB Holding’s cash flow is dependent on the quarterly cash distributions it receives from AB. Accordingly, AB Holding’s ability to meet its financial obligations is dependent on AB’s cash flow from its operations, which is subject to the performance of the capital markets and other factors beyond our control.

•Our financial condition and ability to access the public and private capital markets providing adequate liquidity for our general business needs: Our financial condition is dependent on our cash flow from operations, which is subject to the performance of the capital markets, our ability to maintain and grow client assets under management and other factors beyond our control. Our ability to access public and private capital markets on reasonable terms may be limited by adverse market conditions, our firm’s credit ratings, our profitability and changes in government regulations, including tax rates and interest rates.

•The outcome of litigation: Litigation is inherently unpredictable, and excessive damage awards do occur. Though we have stated that we do not expect any pending legal proceedings to have a material adverse effect on our results of operations, financial condition or liquidity, any settlement or judgment with respect to a legal proceeding could be significant and could have such an effect.

•The possibility that we will engage in open market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program: The number of AB Holding Units AB may decide to buy in future periods, if any, to help fund incentive compensation awards depends on various factors, some of which are beyond our control, including the fluctuation in the price of an AB Holding Unit (NYSE: AB) and the availability of cash to make these purchases.

•Our determination that adjusted employee compensation expense should not exceed 50% of our adjusted net revenues:  Aggregate employee compensation reflects employee performance and competitive compensation levels.  Fluctuations in our revenues and/or changes in competitive compensation levels could result in adjusted employee compensation expense exceeding 50% of our adjusted net revenues.
•Our Relocation Strategy: While the expenses, expense savings and EPU impact we expect will result from our Relocation Strategy are presented with numerical specificity, and we believe these figures to be reasonable as of the date of this report, the uncertainties surrounding the assumptions on which our estimates are based create a significant risk that our current estimates may not be realized. These assumptions include:

•the amount and timing of employee relocation costs, severance and overlapping compensation and occupancy costs we experience; and

Index
• the timing for execution of each phase of our relocation implementation plan.
•Our 2020 Margin Target: We previously adopted a goal of increasing our adjusted operating margin to a target of 30% by 2020, subject to the assumptions, factors and contingencies described as part of the initial disclosure of this target. Our adjusted operating margin, which was 27.5% during 2019, increased to 28.4% during the first nine months of 2020.
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
•The Adverse Impact of COVID-19: The severity of the expected adverse impact on our AUM and revenues of the economic downturn caused by the COVID-19 pandemic will depend on the depth and length of the downturn and its impact on the companies in which we invest. Our conclusions about the possible continuing significant adverse impact on us is based on our assumptions that the recovery will be gradual and that there will be lasting high unemployment and economic damage. We believe that these assumptions are reasonable, but they may not be correct and economic conditions likely will differ from our assumptions.
•Our fixed income investment performance: Our fixed income performance continued to rebound in the third quarter following poor relative performance of many of our funds during the first quarter of 2020. Further, while we have not generally experienced redemptions in our fixed income strategies during the second or third quarters of 2020, we recognize that the impact on the one-, three- and five-year track records of some funds may contribute to increased redemptions in some of our fixed income strategies in future periods. Any increase in redemptions, absent an offsetting increase in sales, would adversely affect our AUM, revenues and net income.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Market Risk

We indicated in the AB 10-K and Forms 10-Q for the quarters ended March 31, 2020 and June 30, 2020 that our revenues and results of operations depend on the market value and composition of our AUM, which can fluctuate significantly based on various factors, many of which are beyond our control. The dramatic securities market declines experienced during March 2020, which resulted from the global effects of COVID-19, caused a significant reduction in our AUM. Markets and AUM levels have since recovered, though we recognize that markets remain volatile and the risk remains of a significant reduction in our revenues and net income in 2020.
Global economies and financial markets are increasingly interconnected, which increases the probability that conditions in one country or region might adversely impact issuers in a different country or region. Conditions affecting the general economy, including political, social or economic instability at the local, regional or global level, such as the civil unrest centered around racial equality experienced across the U.S. during the second and third quarters of 2020, may also affect the market value of our AUM. Health crises, such as the COVID-19 pandemic, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have had and may in the future have a significant adverse effect on financial markets and our AUM, revenues and net income. Furthermore, the preventative and protective health-related actions, such as business activity suspensions and population lock-downs, that governments have taken, and may continue to take, in response to COVID-19 have resulted, and may continue to result, in periods of business interruption, inability to obtain raw materials, supplies and component parts, and reduced or disrupted operations. These circumstances have caused, and may continue to cause, significant economic disruption and high levels of unemployment, which will adversely affect the financial condition and results of operations of many of the companies in which we invest, and likely reduce the market value of their securities and thus our AUM and revenues. Furthermore, the significant market volatility and uncertainty, and reductions in the availability of margin financing, we experienced during the first quarter of 2020 severely limited the liquidity of certain asset backed and other securities, making it at times impossible to sell these securities at prices reflecting their true economic value. While liquidity conditions have improved considerably since the first quarter following the stimulus programs announced by the U.S. Federal Reserve and U.S. Treasury, we recognize the possibility that conditions could deteriorate in the future. Lack of liquidity makes it more difficult for our funds to meet redemption requests. If liquidity were to worsen, this may have a significant adverse effect on our AUM, revenues and net income in 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Holding Units sold by AB Holding in the period covered by this report that were not registered under the Securities Act.

Each quarter, since the third quarter of 2011, AB has implemented plans to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. The plan adopted during the third quarter of 2020 expired at the close of business on October 21, 2020. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

Index
AB Holding Units bought by us or one of our affiliates during the third quarter of 2020 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
7/1/20 - 7/31/20(1)	1,520	$27.43	—	—
8/1/20 - 8/31/20(2)	9,052	27.90	—	—
9/1/20 - 9/30/20(1)(2)	239,704	27.17	—	—
Total	250,276	$27.20	—	—

(1)During the third quarter of 2020, AB purchased from employees 1,922 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.
(2)During the third quarter of 2020, AB purchased 248,354 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

AB Units bought by us or one of our affiliates during the third quarter of 2020 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
7/1/20 - 7/31/20	—	$—	—	—
8/1/20 - 8/31/20	—	—	—	—
9/1/20 - 9/30/20(1)	700	28.26	—	—
Total	700	$28.26	—	—

(1)During September 2020, AB purchased 700 AB Units in private transactions.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 22, 2020	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ John C. Weisenseel
John C. Weisenseel
Chief Financial Officer

	By:	/s/ William R. Siemers
William R. Siemers
Chief Accounting Officer