Form 10-Q
period 2021-03-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2021-04-29
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2021 was 100,489,849.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Investment in AB	$1,632,943	$1,605,941
Other assets	—	92
Total assets	$1,632,943	$1,606,033

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$7,654	$1,876
Total liabilities	7,654	1,876
Commitments and contingencies (See Note 8)
Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,395	1,410
Limited partners: 100,389,849 and 98,222,942 limited partnership units issued and outstanding	1,712,801	1,656,816
AB Holding Units held by AB to fund long-term incentive compensation plans	(51,973)	(20,171)
Accumulated other comprehensive loss	(36,934)	(33,898)
Total partners’ capital	1,625,289	1,604,157
Total liabilities and partners’ capital	$1,632,943	$1,606,033

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Equity in net income attributable to AB Unitholders	$88,907	$69,914

Income taxes	7,820	7,655

Net income	$81,087	$62,259

Net income per unit:
Basic	$0.81	$0.63
Diluted	$0.81	$0.63

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Net income	$81,087	$62,259
Other comprehensive (loss) income:
Foreign currency translation adjustments, before tax	(2,732)	(7,627)
Income tax (expense) benefit	(30)	6
Foreign currency translation adjustments, net of tax	(2,762)	(7,621)
Changes in employee benefit related items:
Amortization of prior service cost	(2)	3
Recognized actuarial (loss) gain	(274)	169
Changes in employee benefit related items	(276)	172
Income tax benefit (expense)	2	(28)
Employee benefit related items, net of tax	(274)	144
Other comprehensive (loss)	(3,036)	(7,477)
Comprehensive income	$78,051	$54,782

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Changes in Partners’ Capital
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
General Partner’s Capital
Balance, beginning of period	$1,410	$1,402
Net income	83	62
Cash distributions to Unitholders	(98)	(84)
Balance, end of period	1,395	1,380
Limited Partners’ Capital
Balance, beginning of period	1,656,816	1,619,200
Net income	81,004	62,197
Cash distributions to Unitholders	(97,947)	(83,621)
Retirement of AB Holding Units	(29,847)	(14,220)
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	100,861	8,458
Exercise of compensatory options to buy AB Holding Units	1,914	147
Balance, end of period	1,712,801	1,592,161
AB Holding Units held by AB to fund long-term incentive compensation plans
Balance, beginning of period	(20,171)	(27,436)
Change in AB Holding Units held by AB to fund long-term incentive compensation plans	(31,802)	(1,566)
Balance, end of period	(51,973)	(29,002)
Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	(33,898)	(40,628)
Foreign currency translation adjustment, net of tax	(2,762)	(7,621)
Changes in employee benefit related items, net of tax	(274)	144
Balance, end of period	(36,934)	(48,105)
Total Partners’ Capital	$1,625,289	$1,516,434

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$81,087	$62,259
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(88,907)	(69,914)
Cash distributions received from AB	106,091	91,562
Changes in assets and liabilities:
Decrease in other assets	92	—
Increase (decrease) in other liabilities	5,778	(901)
Net cash provided by operating activities	104,141	83,006

Cash flows from investing activities:
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	(1,914)	(147)
Net cash used in investing activities	(1,914)	(147)

Cash flows from financing activities:
Cash distributions to Unitholders	(98,045)	(83,705)
Capital contributions (to) from AB	(6,096)	699
Proceeds from exercise of compensatory options to buy AB Holding Units	1,914	147
Net cash used in financing activities	(102,227)	(82,859)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
March 31, 2021
(unaudited)

The words “we” and “our” refer collectively to AllianceBernstein Holding L.P. (“AB Holding”) and AllianceBernstein L.P.  and its subsidiaries (“AB”), or to their officers and employees. Similarly, the word “company” refers to both AB Holding and AB. Where the context requires distinguishing between AB Holding and AB, we identify which of them is being discussed. These statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2020.

1.    Business Description, Organization and Basis of Presentation

Business Description

AB Holding’s principal source of income and cash flow is attributable to its investment in AB limited partnership interests. The condensed financial statements and notes of AB Holding should be read in conjunction with the condensed consolidated financial statements and notes of AB included as an exhibit to this quarterly report on Form 10-Q and with AB Holding’s and AB’s audited financial statements included in AB Holding’s Form 10-K for the year ended December 31, 2020.

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

AB’s high-quality, in-depth research is the foundation of its business. AB’s research disciplines include economic, fundamental equity, fixed income and quantitative research. In addition, AB has expertise in multi-asset strategies, wealth management, environmental, social and corporate governance ("ESG"), and alternative investments.

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

•Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds; and

Index

•Some passive management, including index and enhanced index strategies.

Organization

As of March 31, 2021, EQH owned approximately 4.0% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of March 31, 2021, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

EQH and its subsidiaries	62.8%
AB Holding	36.5
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 64.3% economic interest in AB as of March 31, 2021.

Basis of Presentation

The interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed statement of financial condition as of December 31, 2020 was derived from audited financial statements. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under principles generally accepted in the United States of America ("GAAP") and the rules of the Securities and Exchange Commission.

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

On April 29, 2021, the General Partner declared a distribution of $0.81 per unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2021. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on May 27, 2021 to holders of record at the close of business on May 10, 2021.

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

Repurchases of AB Holding Units for the three months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Total amount of AB Holding Units Purchased (1)	1.0	0.9
Total Cash Paid for AB Holding Units Purchased(1)	$37.4	$19.8
Open Market Purchases of AB Holding Units Purchased (2)	0.6	0.8
Total Cash Paid for Open Market Purchases of AB Holding Units (2)	$24.2	$17.3
(1) Purchased on a trade date basis.
(2) The remainder related to purchases of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2021 expired at the close of business on April 28, 2021. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first three months of 2021 and 2020, AB awarded to employees and Eligible Directors 3.4 million and 0.1 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these restricted AB Holding Unit awards.

During the first three months of 2021 and 2020, AB Holding issued 0.1 million and 5,182 AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $1.9 million and $0.1 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per unit amounts)

Net income – basic	$81,087	$62,259
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	18	15
Net income – diluted	$81,105	$62,274

Weighted average units outstanding – basic	100,146	98,309
Dilutive effect of compensatory options	32	32
Weighted average units outstanding – diluted	100,178	98,341

Basic net income per unit	$0.81	$0.63
Diluted net income per unit	$0.81	$0.63

	Three Months Ended March 31,
	2021	2020
	(amounts as shown)
Anti-dilutive options excluded from diluted net income	—	29,056

5.    Investment in AB

Changes in AB Holding’s investment in AB during the three-month period ended March 31, 2021 are as follows (in thousands):

Investment in AB as of December 31, 2020	$1,605,941
Equity in net income attributable to AB Unitholders	88,907
Changes in accumulated other comprehensive income	(3,036)
Cash distributions received from AB	(106,091)
Additional investments with proceeds from exercise of compensatory options to buy AB Holding Units	1,914
Capital contributions to AB	6,096
AB Holding Units retired	(29,847)
AB Holding Units issued to fund long-term incentive compensation plans	100,861
Change in AB Holding Units held by AB for long-term incentive compensation plans	(31,802)
Investment in AB as of March 31, 2021	$1,632,943

Index

6.    Units Outstanding

Changes in AB Holding Units outstanding during the three-month period ended March 31, 2021 are as follows:

Outstanding as of December 31, 2020	98,322,942
Options exercised	79,108
Units issued	2,847,552
Units retired	(759,753)
Outstanding as of March 31, 2021	100,489,849

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

	Three Months Ended March 31,
	2021	2020	% Change
	(in thousands)
Net income attributable to AB Unitholders	$244,131	$194,320	25.6%
Multiplied by: weighted average equity ownership interest	36.4%	36.0%
Equity in net income attributable to AB Unitholders	$88,907	$69,914	27.2

AB qualifying revenues	$706,392	$702,340	0.6
Multiplied by: weighted average equity ownership interest for calculating tax	30.6%	30.6%
Multiplied by: federal tax	3.5%	3.5%
Federal income taxes	7,572	7,515
State income taxes	248	140
Total income taxes	$7,820	$7,655	2.2

Effective tax rate	8.8%	10.9%

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

Index
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

AB Holding’s principal source of income and cash flow is attributable to its investment in AB Units. AB Holding’s interim condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AB included as an exhibit to this Form 10-Q. They also should be read in conjunction with AB’s audited financial statements and notes and MD&A included in AB Holding’s Form 10-K for the year ended December 31, 2020.

Results of Operations

	Three Months Ended March 31,
	2021	2020	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$244,131	$194,320	25.6%
Weighted average equity ownership interest	36.4%	36.0%
Equity in net income attributable to AB Unitholders	88,907	69,914	27.2
Income taxes	7,820	7,655	2.2
Net income of AB Holding	$81,087	$62,259	30.2
Diluted net income per AB Holding Unit	$0.81	$0.63	28.6
Distribution per AB Holding Unit(1)	$0.81	$0.64	26.6
________________________
(1)Distributions reflect the impact of AB’s non-GAAP adjustments.

AB Holding's net income for the three months ended March 31, 2021 increased $18.8 million as compared to the corresponding period in 2020, primarily due to higher net income attributable to AB Unitholders.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees, research payments and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 8.8% during the three months ended March 31, 2021, compared to 10.9% during the three months ended March 31, 2020. See Note 7 to the condensed financial statements in Item 1 for the calculation of income tax expense.

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

Index
The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit is as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments, before taxes	$(815)	$1,796
AB income tax benefit (expense) on non-GAAP adjustments	23	(888)
AB non-GAAP adjustments, after taxes	(792)	908
AB Holding’s weighted average equity ownership interest in AB	36.4%	36.0%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$(289)	$326

Net income – diluted, GAAP basis	$81,105	$62,274
Impact on AB Holding’s net income of AB non-GAAP adjustments	(289)	326
Adjusted net income – diluted	$80,816	$62,600

Diluted net income per AB Holding Unit, GAAP basis	$0.81	$0.63
Impact of AB non-GAAP adjustments	—	0.01
Adjusted diluted net income per AB Holding Unit	$0.81	$0.64

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

Capital Resources and Liquidity

During the three months ended March 31, 2021, net cash provided by operating activities was $104.1 million, compared to $83.0 million during the corresponding 2020 period. The increase primarily resulted from higher cash distributions received from AB of $14.5 million.

During the three months ended March 31, 2021, net cash used in investing activities was $1.9 million, compared to $0.1 million during the corresponding 2020 period. The activity in both periods reflects the investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

During the three months ended March 31, 2021, net cash used in financing activities was $102.2 million, compared to $82.9 million during the corresponding 2020 period. The increase was primarily due to higher cash distributions to Unitholders of $14.3 million and higher capital contributions to AB of $6.8 million.

Management believes that AB Holding will have the resources it needs to meet its financial obligations as a result of the cash flow AB Holding realizes from its investment in AB.

Commitments and Contingencies

See Note 8 to the condensed financial statements in Item 1.

Index
CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2020 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely impact our revenues, financial condition, results of operations and business prospects.

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
•The Adverse Impact of COVID-19: The severity of any possible adverse impact on our AUM and revenues of any economic downturn caused by the COVID-19 pandemic will depend on the depth and length of the downturn and its impact on the companies in which we invest. Our conclusions about the possible continuing adverse impact on us is based on our assumptions that the recovery will be gradual and that there will be lasting high unemployment and economic damage. We believe that these assumptions are reasonable, but they may not be correct and economic conditions likely will differ from our assumptions.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in AB Holding’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB Holding's Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 8 to the condensed financial statements contained in Part I, Item 1.

Item 1A.    Risk Factors

There have been no material changes to the risk factors from those appearing in AB Holding's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Holding Units sold by AB Holding in the period covered by this report that were not registered under the Securities Act.

Each quarter, since the third quarter of 2011, AB has implemented plans to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. The plan adopted during the first quarter of 2021 expired at the close of business on April 28, 2021. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

AB Holding Units bought by us or one of our affiliates during the first quarter of 2021 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
1/1/21 - 1/31/21(1)(2)	73,550	$33.72	—	—
2/1/21 - 2/28/21(1)(2)	376,726	37.15	—	—
3/1/21 - 3/31/21(2)	547,210	38.31	—	—
Total	997,486	$37.54	—	—

(1)During the first quarter of 2021, AB purchased from employees 362,076 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.
(2)During the first quarter of 2021, AB purchased 635,410 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

Index
AB Units bought by us or one of our affiliates during the first quarter of 2021 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
1/1/21 - 1/31/21	—	$—	—	—
2/1/21 - 2/28/21	—	—	—	—
3/1/21 - 3/31/21(1)	1,400	37.00	—	—
Total	1,400	$37.00	—	—

(1)During March 2021, AB purchased 1,400 AB Units in private transactions.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Index
Item 6.    Exhibits

31.1	Certification of Mr. Bernstein furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Dibadj furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Mr. Bernstein furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Mr. Dibadj furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2021	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Ali Dibadj
Ali Dibadj
Chief Financial Officer and Head of Strategy

	By:	/s/ William R. Siemers
William R. Siemers
Chief Accounting Officer