Form 10-Q
period 2021-09-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2021-10-28
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
(615) 622-0000
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of September 30, 2021 was 98,754,148.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Investment in AB	$1,550,187	$1,605,941
Other assets	—	92
Total assets	$1,550,187	$1,606,033

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$528	$1,876
Total liabilities	528	1,876
Commitments and contingencies (See Note 8)
Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,402	1,410
Limited partners: 98,654,148 and 98,222,942 limited partnership units issued and outstanding	1,634,619	1,656,816
AB Holding Units held by AB to fund long-term incentive compensation plans	(47,459)	(20,171)
Accumulated other comprehensive loss	(38,903)	(33,898)
Total partners’ capital	1,549,659	1,604,157
Total liabilities and partners’ capital	$1,550,187	$1,606,033

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Equity in net income attributable to AB Unitholders	$95,921	$73,874	$282,235	$206,989

Income taxes	7,245	6,875	21,555	20,805

Net income	$88,676	$66,999	$260,680	$186,184

Net income per unit:
Basic	$0.89	$0.70	$2.61	$1.95
Diluted	$0.89	$0.70	$2.61	$1.95

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income	$88,676	$66,999	$260,680	$186,184
Other comprehensive income (loss):
Foreign currency translation adjustments, before tax	(3,379)	5,872	(5,302)	718
Income tax benefit	99	38	90	116
Foreign currency translation adjustments, net of tax	(3,280)	5,910	(5,212)	834
Changes in employee benefit related items:
Amortization of prior service cost	4	3	6	10
Recognized actuarial gain	264	149	202	613
Changes in employee benefit related items	268	152	208	623
Income tax (expense)	(2)	(1)	(1)	(31)
Employee benefit related items, net of tax	266	151	207	592
Other comprehensive (loss) income	(3,014)	6,061	(5,005)	1,426
Comprehensive income	$85,662	$73,060	$255,675	$187,610

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Changes in Partners’ Capital
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General Partner’s Capital
Balance, beginning of period	$1,403	$1,374	$1,410	$1,402
Net income	89	71	260	192
Cash distributions to Unitholders	(90)	(61)	(268)	(210)
Balance, end of period	1,402	1,384	1,402	1,384
Limited Partners’ Capital
Balance, beginning of period	1,689,671	1,556,813	1,656,816	1,619,200
Net income	88,587	66,928	260,420	185,992
Cash distributions to Unitholders	(90,478)	(58,877)	(269,608)	(204,258)
Retirement of AB Holding Units	(54,235)	(8,645)	(124,923)	(54,823)
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	1,074	282	108,512	10,243
Exercise of compensatory options to buy AB Holding Units	—	—	3,402	147
Balance, end of period	1,634,619	1,556,501	1,634,619	1,556,501
AB Holding Units held by AB to fund long-term incentive compensation plans
Balance, beginning of period	(50,989)	(26,202)	(20,171)	(27,436)
Change in AB Holding Units held by AB to fund long-term incentive compensation plans	3,530	3,511	(27,288)	4,745
Balance, end of period	(47,459)	(22,691)	(47,459)	(22,691)
Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	(35,889)	(45,263)	(33,898)	(40,628)
Foreign currency translation adjustment, net of tax	(3,280)	5,910	(5,212)	834
Changes in employee benefit related items, net of tax	266	151	207	592
Balance, end of period	(38,903)	(39,202)	(38,903)	(39,202)
Total Partners’ Capital	$1,549,659	$1,495,992	$1,549,659	$1,495,992

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$260,680	$186,184
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(282,235)	(206,989)
Cash distributions received from AB	290,773	225,802
Changes in assets and liabilities:
Decrease (increase) in other assets	92	(60)
(Decrease) in other liabilities	(1,348)	(1,334)
Net cash provided by operating activities	267,962	203,603

Cash flows from investing activities:
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	(3,402)	(147)
Net cash used in investing activities	(3,402)	(147)

Cash flows from financing activities:
Cash distributions to Unitholders	(269,876)	(204,468)
Capital contributions from AB	1,914	865
Proceeds from exercise of compensatory options to buy AB Holding Units	3,402	147
Net cash used in financing activities	(264,560)	(203,456)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
September 30, 2021
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

Organization

As of September 30, 2021, EQH owned approximately 4.1% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

As of September 30, 2021, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

EQH and its subsidiaries	63.2%
AB Holding	36.1
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 64.7% economic interest in AB as of September 30, 2021.

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

Subsequent Events
We have evaluated subsequent events through the date that these financial statements were filed with the Securities and Exchange Commission and there were no events requiring disclosure.

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

On October 28, 2021, the General Partner declared a distribution of $0.89 per unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2021. Each general partnership unit in AB Holding is entitled to

Index
receive distributions equal to those received by each AB Holding Unit. The distribution is payable on November 24, 2021 to holders of record at the close of business on November 8, 2021.
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

Repurchases of AB Holding Units for the three and nine months ended September 30, 2021 and 2020 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Total amount of AB Holding Units Purchased (1)	1.0	0.3	2.9	2.5
Total Cash Paid for AB Holding Units Purchased(1)	$50.0	$6.8	$125.7	$54.4
Open Market Purchases of AB Holding Units Purchased (2)	0.9	0.2	2.3	2.4
Total Cash Paid for Open Market Purchases of AB Holding Units (2)	$44.9	$6.7	$103.7	$51.8
(1) Purchased on a trade date basis.
(2) The remainder related to purchases of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2021 expired at the close of business on October 27, 2021. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first nine months of 2021 and 2020, AB awarded to employees and Eligible Directors 3.6 million and 0.5 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these restricted AB Holding Unit awards.

During the first nine months of 2021 and 2020, AB Holding issued 0.1 million and 5,182 AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $3.4 million and $0.1 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per unit amounts)
Net income – basic	$88,676	$66,999	$260,680	$186,184
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	2	14	26	32
Net income – diluted	$88,678	$67,013	$260,706	$186,216

Weighted average units outstanding – basic	99,410	96,350	99,903	95,415
Dilutive effect of compensatory options	3	27	14	23
Weighted average units outstanding – diluted	99,413	96,377	99,917	95,438

Basic net income per unit	$0.89	$0.70	$2.61	$1.95
Diluted net income per unit	$0.89	$0.70	$2.61	$1.95

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(amounts as shown)
Anti-dilutive options excluded from diluted net income	—	29,056	—	29,056

5.    Investment in AB

Changes in AB Holding’s investment in AB during the nine-month period ended September 30, 2021 are as follows (in thousands):

Investment in AB as of December 31, 2020	$1,605,941
Equity in net income attributable to AB Unitholders	282,235
Changes in accumulated other comprehensive income	(5,005)
Cash distributions received from AB	(290,773)
Additional investments with proceeds from exercise of compensatory options to buy AB Holding Units	3,402
Capital contributions (from) AB	(1,914)
AB Holding Units retired	(124,923)
AB Holding Units issued to fund long-term incentive compensation plans	108,512
Change in AB Holding Units held by AB for long-term incentive compensation plans	(27,288)
Investment in AB as of September 30, 2021	$1,550,187

Index
6.    Units Outstanding

Changes in AB Holding Units outstanding during the nine-month period ended September 30, 2021 are as follows:

Outstanding as of December 31, 2020	98,322,942
Options exercised	143,211
Units issued	3,041,072
Units retired	(2,753,077)
Outstanding as of September 30, 2021	98,754,148

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
				(in thousands)
Net income attributable to AB Unitholders	$264,695	$207,976	27.3%	$776,396	$579,617	33.9%
Multiplied by: weighted average equity ownership interest	36.2%	35.5%		36.4%	35.7%
Equity in net income attributable to AB Unitholders	$95,921	$73,874	29.8	$282,235	$206,989	36.4

AB qualifying revenues	$669,232	$642,303	4.2	$1,956,095	$1,931,252	1.3
Multiplied by: weighted average equity ownership interest for calculating tax	30.2%	30.0%		30.6%	30.2%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	7,073	6,738		20,977	20,432
State income taxes	172	137		578	373
Total income taxes	$7,245	$6,875	5.4	$21,555	$20,805	3.6

Effective tax rate	7.6%	9.3%		7.6%	10.1%

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$264,695	$207,976	27.3%	$776,396	$579,617	33.9%
Weighted average equity ownership interest	36.2%	35.5%		36.4%	35.7%
Equity in net income attributable to AB Unitholders	95,921	73,874	29.8	282,235	206,989	36.4
Income taxes	7,245	6,875	5.4	21,555	20,805	3.6
Net income of AB Holding	$88,676	$66,999	32.4	$260,680	$186,184	40.0
Diluted net income per AB Holding Unit	$0.89	$0.70	27.1	$2.61	$1.95	33.8
Distribution per AB Holding Unit(1)	$0.89	$0.69	29.0	$2.61	$1.94	34.5
________________________
(1)Distributions reflect the impact of AB’s non-GAAP adjustments.

AB Holding's net income for the three and nine months ended September 30, 2021 increased $21.7 million and $74.5 million, respectively, due to higher net income attributable to AB Unitholders and a slightly higher weighted average equity ownership interest.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees, research payments and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 7.6% during the three months ended September 30, 2021, compared to 9.3% during the three months ended September 30, 2020. AB Holding's effective tax rate during the nine months ended September 30, 2021 was 7.6% compared to 10.1% during the nine months ended September 30, 2020. See Note 7 to the condensed financial statements in Item 1 for the calculation of income tax expense.

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

Index
The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments, before taxes	$(8)	$(840)	$(1,702)	$7,262
AB income tax (expense) benefit on non-GAAP adjustments	(56)	29	239	(584)
AB non-GAAP adjustments, after taxes	(64)	(811)	(1,463)	6,678
AB Holding’s weighted average equity ownership interest in AB	36.2%	35.5%	36.4%	35.7%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$(23)	$(289)	$(532)	$2,385

Net income – diluted, GAAP basis	$88,678	$67,013	$260,706	$186,216
Impact on AB Holding’s net income of AB non-GAAP adjustments	(23)	(289)	(532)	2,385
Adjusted net income – diluted	$88,655	$66,724	$260,174	$188,601

Diluted net income per AB Holding Unit, GAAP basis	$0.89	$0.70	$2.61	$1.95
Impact of AB non-GAAP adjustments	—	(0.01)	(0.01)	0.03
Adjusted diluted net income per AB Holding Unit	$0.89	$0.69	$2.60	$1.98

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

Capital Resources and Liquidity

During the nine months ended September 30, 2021, net cash provided by operating activities was $268.0 million, compared to $203.6 million during the corresponding 2020 period. The increase primarily resulted from higher cash distributions received from AB of $65.0 million.

During the nine months ended September 30, 2021, net cash used in investing activities was $3.4 million, compared to $0.1 million during the corresponding 2020 period. The activity in both periods reflects the investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

During the nine months ended September 30, 2021, net cash used in financing activities was $264.6 million, compared to $203.5 million during the corresponding 2020 period. The increase was primarily due to higher cash distributions to Unitholders of $65.4 million.

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
•The Adverse Impact of COVID-19: The severity of any possible adverse impact on our AUM and revenues of any new economic downturn caused by a possible resurgence of the COVID-19 pandemic would depend on the depth and length of any such downturn and its impact on the companies in which we invest. Our conclusions about the possible adverse impact on us are based on our assumptions that the recovery from any such possible new economic downturn would be gradual and that there could again be significant, lasting high unemployment and economic damage. We believe that these assumptions are reasonable, but they may not be correct and economic conditions likely will differ from our assumptions.
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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 8 to the condensed financial statements contained in Part I, Item 1.

Item 1A.    Risk Factors

On September 10, 2021, Senate Finance Committee Chair Ron Wyden released draft legislation that would make significant changes to the current partnership tax rules. While it is highly uncertain whether the draft legislation will become law, if the draft legislation were to be enacted in its current form AB Holding would lose its status as a “grandfathered” PTP and become subject to federal and state corporate income tax and pay significantly more federal and state corporate income tax. See Part 1, Item 1A "Risk Factors" in our Annual Report on Form 10-K ("AB 10-K") for the fiscal year ended December 31, 2020 for further details surrounding changes in the tax law governing partnerships.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Holding Units sold by AB Holding in the period covered by this report that were not registered under the Securities Act.

Each quarter, since the third quarter of 2011, AB has implemented plans to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. The plan adopted during the third quarter of 2021 expired at the close of business on October 27, 2021. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

AB Holding Units bought by us or one of our affiliates during the third quarter of 2021 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
7/1/21 - 7/31/21(1)(2)	151,539	$45.88	—	—
8/1/21 - 8/31/21(2)	339,562	50.54	—	—
9/1/21 - 9/30/21(1)(2)	510,835	50.79	—	—
Total	1,001,936	$49.96	—	—

(1)During the third quarter of 2021, AB purchased from employees 109,285 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.
(2)During the third quarter of 2021, AB purchased 892,651 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

Index
AB Units bought by us or one of our affiliates during the third quarter of 2021 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
7/1/21 - 7/31/21	—	$—	—	—
8/1/21 - 8/31/21	—	—	—	—
9/1/21 - 9/30/21(1)	4,000	51.58	—	—
Total	4,000	$51.58	—	—

(1)During September 2021, AB purchased 4,000 AB Units in private transactions.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2021	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Ali Dibadj
Ali Dibadj
Chief Financial Officer & Head of Strategy

	By:	/s/ William R. Siemers
William R. Siemers
Chief Accounting Officer