Form 10-K
period 2021-12-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2022-02-11
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
Registrant’s telephone number, including area code: (615) 622-0000
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   Yes ☒  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒
The aggregate market value of the units representing assignments of beneficial ownership of limited partnership interests held by non-affiliates computed by reference to the price at which such units were last sold on the New York Stock Exchange as of June 30, 2021 was approximately $4.2 billion.
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of December 31, 2021 was 99,271,727. (This figure includes 100,000 general partnership units having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.)
DOCUMENTS INCORPORATED BY REFERENCE
This Form 10-K does not incorporate any document by reference.

2021 Annual Report	i

Glossary of Certain Defined Terms

AB
AllianceBernstein L.P. (Delaware limited partnership formerly known as Alliance Capital Management L.P., “Alliance Capital”), the operating partnership, and its subsidiaries and, where appropriate, its predecessors, AB Holding and ACMC, Inc. and their respective subsidiaries.

AB Holding	AllianceBernstein Holding L.P. (Delaware limited partnership).

AB Holding Partnership Agreement	the Amended and Restated Agreement of Limited Partnership of AB Holding, dated as of October 29, 1999 and as amended February 24, 2006.

AB Holding Units	units representing assignments of beneficial ownership of limited partnership interest in AB Holding.

AB Partnership Agreement	the Amended and Restated Agreement of Limited Partnership of AB, dated as of October 29, 1999 and as amended February 24, 2006.

AB Units	units of limited partnership interest in AB.

AUM	AB's Assets Under Management.

AXA	AXA S.A. (société anonyme organized under the laws of France) is the holding company for the AXA Group, a worldwide leader in financial protection.

Bernstein Transaction	AB's acquisition of the business and assets of SCB Inc., formerly known as Sanford C. Bernstein Inc., and the related assumption of the liabilities of that business, completed on October 2, 2000.

Equitable America	Equitable Financial Insurance Company of America (f/k/a MONY Life Insurance Company of America, an Arizona corporation), a subsidiary of Equitable Holdings.

Equitable Financial	Equitable Financial Life Insurance Company (New York stock life insurance company), a subsidiary of Equitable Holdings.

Equitable Holdings or EQH	Equitable Holdings, Inc. (Delaware corporation) and its subsidiaries other than AB and its subsidiaries.

Exchange Act	the Securities Exchange Act of 1934, as amended.

ERISA	the Employee Retirement Income Security Act of 1974, as amended.

GAAP	U.S. Generally Accepted Accounting Principles.

General Partner	AllianceBernstein Corporation (Delaware corporation), the general partner of AB and AB Holding and a subsidiary of Equitable Holdings, and, where appropriate, ACMC, LLC, its predecessor.

Investment Advisers Act	the Investment Advisers Act of 1940, as amended.

Investment Company Act	the Investment Company Act of 1940, as amended.

NYSE	the New York Stock Exchange, Inc.

Partnerships	AB and AB Holding together.

SEC	the United States Securities and Exchange Commission.

Securities Act	the Securities Act of 1933, as amended.

ii	AllianceBernstein

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
We use “emerging markets” in this Form 10-K to refer to countries included in the Morgan Stanley Capital International (“MSCI”) emerging markets index, which are, as of December 31, 2021: Brazil, Chile, China, Colombia, Czech Republic, Egypt, Greece, Hungary, India, Indonesia, Korea, Kuwait, Malaysia, Mexico, Peru, Philippines, Poland, Qatar, Russia, Saudi Arabia, South Africa, Taiwan, Thailand, Turkey and United Arab Emirates.
Clients
We provide diversified investment management, research and related services globally to a broad range of clients through our three buy-side distribution channels: Institutions, Retail and Private Wealth Management, and our sell-side business, Bernstein Research Services. See “Distribution Channels” in this Item 1 for additional information.
As of December 31, 2021, 2020 and 2019, our AUM were approximately $779 billion, $686 billion and $623 billion, respectively, and our net revenues were approximately $4.4 billion, $3.7 billion and $3.5 billion, respectively. EQH (our parent company) and its subsidiaries, whose AUM consist primarily of fixed income investments, is our largest client. Our EQH affiliates represented approximately 17%, 19% and 18% of our AUM as of December 31, 2021, 2020 and 2019, and we earned approximately 3% of our net revenues from services we provided to them in each of those years.

Assets Under Management (AUM) ($ billions)	Net Revenues ($ billions)

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

2021 Annual Report	1

Part I
Research
Our high-quality, in-depth research is the foundation of our business. We believe that our global team of research professionals, whose disciplines include economic, fundamental equity, fixed income and quantitative research, gives us a competitive advantage in achieving investment success for our clients. We also have experts focused on multi-asset strategies, wealth management, environmental, social and governance (“ESG”), and alternative investments.
Corporate Responsibility
At AB, we pursue insight that unlocks opportunity. This is our firm's purpose. Together with our firm's mission and values, which we have described below, our purpose forms the foundation of responsibility at AB.
AB's mission is to help our clients define and achieve their investment goals, explicitly stating what we do each day to unlock opportunity for our clients. As an active manager, our differentiated insights drive our ability to deliver alpha and design innovative investment solutions. ESG and climate issues are key elements in forming insights and in presenting potential risks and opportunities that can impact the performance of the companies and issuers in which we invest and the portfolios we build.
Our values provide a framework for the behaviors and actions that deliver on our purpose and mission. Values align our actions. Each value emerges from our firm's character, yet also is aspirational, and each value challenges us to become a better, more responsible version of AB:
•We invest in each other, meaning that we have a strong organizational culture in which diversity is celebrated and mentorship is critical to our success.
•We strive for distinctive insight, meaning that we collaboratively identify creative solutions to clients' economic, ESG and climate-related investment challenges through our expertise in a wide range of investment disciplines.
•We speak with courage and conviction, which informs how we engage with our AB colleagues and issuers.
•We act with integrity, which is the bedrock of our relationships and drives us to avoid activities that could create potential conflicts of interest or distract us from our singular focus to provide asset management and research to our clients.
As noted above, we consistently challenge ourselves to become a better version of AB. This means, in part, giving back to the communities in which we work through our firm-wide philanthropic initiative, AB Gives Back, and reducing our environmental footprint by increasing our use of “green buildings,” such as our new corporate headquarters in Nashville, Tennessee. Additionally, by promoting diversity and inclusion, we are afforded different perspectives and ways of thinking, which can lead to better outcomes for our clients (See Diversity and Inclusion below in this Item 1).
Also, striving to be more responsible gives us a richer perspective for evaluating other companies. As longtime fundamental investors with a strong research heritage, we consider ESG factors in various processes. This helps us make fully informed risk/return assessments and draw insightful investment conclusions. Our investors — research analysts and portfolio managers — understand the companies and industries they cover in-depth. This positions them well to determine which ESG issues are material to particular companies, to determine the financial impact of an ESG issue and to incorporate that insight into their cash-flow, earnings and credit models. And, we continue to invest in technology and innovation to further enable our investment teams to formalize their ESG evaluations and share insights from our engagements with other companies.
Additionally, AB has prioritized our employees' health and welfare throughout the COVID-19 pandemic while ensuring that our firm has continued to meet our fiduciary obligations and provide exceptional client service and thoughtful investment advice. Furthermore, COVID-19 is a prominent theme in engagement: it not only impacts business models but also highlights corporate ESG practices. We are advocating that issuers be responsible corporate citizens, and we are working to better understand opportunities and threats, including supply chain disruptions and inflationary pressures, fueled by the pandemic.
We provide additional information in this regard in our corporate responsibility report, which is entitled "Advancing Responsible Investing" and can be found under “Responsibility - Overview” on www.alliancebernstein.com.

2	AllianceBernstein

Part I
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
•Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds; and
•Some passive management, including index and enhanced index strategies.
Our AUM by client domicile and investment service as of December 31, 2021, 2020 and 2019 were as follows:

AUM by Client Domicile ($ in billions)	AUM by Investment Service ($ in billions)

100%
80%
60%
40%
20%
0%
46%
$285
54%
$338
44%
$304
56%
$382
43%
$333
57%
$446
2019
2020
2021
U.S.
Non-U.S.

2021 Annual Report	3

Part I

Distribution Channels
Institutions
We offer to our institutional clients, which include private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and EQH and its subsidiaries, separately-managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles (“Institutional Services”).
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
EQH and its subsidiaries constitute our largest institutional client. EQH and its subsidiaries combined AUM accounted for approximately 25%, 29% and 28% of our institutional AUM as of December 31, 2021, 2020 and 2019, respectively, and approximately 18%, 18% and 17% of our institutional revenues for 2021, 2020 and 2019, respectively. No single institutional client other than EQH and its respective subsidiaries accounted for more than approximately 2% of our net revenues for the year ended December 31, 2021.

As of December 31, 2021, EQH and its subsidiaries combined AUM accounted for:

Approximately 25% of our institutional AUM.

Approximately 18% of our institutional revenues.

EQH and Subsidiaries as a % of our Institutional AUM	EQH and Subsidiaries as a % of our Institutional Revenues

4	AllianceBernstein

Part I
As of December 31, 2021, 2020 and 2019, Institutional Services represented approximately 43%, 46% and 45%, respectively, of our AUM, and the fees we earned from providing these services represented approximately 13%, 14% and 14%, respectively, of our net revenues for each of those years. Our AUM and revenues are as follows:

Institutional Services Assets Under Management (by Investment Service)

	Years Ended December 31			% Change
	2021	2020	2019	2021-20	2020-19
	(in millions)
Equity:
Equity Actively Managed	$73,726	$60,067	$44,628	22.7%	34.6%
Equity Passively Managed(1)	28,995	27,873	25,300	4.0	10.2
Total Equity	102,721	87,940	69,928	16.8	25.8
U.S.	47,409	41,241	35,210	15.0	17.1
Global & Non-US	55,312	46,699	34,718	18.4	34.5
Total Equity	102,721	87,940	69,928	16.8	25.8
Fixed Income:
Fixed Income Taxable	155,940	164,048	157,717	(4.9)	4.0
Fixed Income Tax-Exempt	1,108	1,271	1,209	(12.8)	5.1
Fixed Income Passively Managed(1)	224	84	89	166.7	(5.6)
Total Fixed Income	157,272	165,403	159,015	(4.9)	4.0
U.S.	110,312	116,833	108,714	(5.6)	7.5
Global & Non-US	46,960	48,570	50,301	26.1	9.6
Total Fixed Income	157,272	165,403	159,015	(4.9)	4.0
Alternatives/Multi-Asset Solutions(2):
U.S.	7,697	6,104	5,568	26.1	9.6
Global & Non-US	69,390	56,151	48,179	23.6	16.5
Total Alternatives/Multi-Asset Solutions	77,087	62,255	53,747	23.8	15.8
Total:
U.S.	165,418	164,178	149,492	0.8	9.8
Global & Non-US	171,662	151,420	133,198	13.4	13.7
Total	$337,080	$315,598	$282,690	6.8	11.6
Affiliated - EQH	84,096	91,396	78,506	(8.0)	16.4
Non-affiliated(3)	252,984	224,202	204,184	12.8	9.8
Total	$337,080	$315,598	$282,690	6.8	11.6
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
(3)As of 12/31/2021, AXA is no longer considered an affiliated party, as such, AXA-related AUM has been reclassified to non-affiliated in 2020 and 2019.

2021 Annual Report	5

Part I

Revenues from Institutional Services (by Investment Service)

	Years Ended December 31			% Change
	2021	2020	2019	2021-20	2020-19
	(in thousands)
Equity:
Equity Actively Managed	$240,049	$170,802	$160,421	40.5%	6.5%
Equity Passively Managed(1)	6,119	5,851	5,838	4.6	0.2
Total Equity	246,168	176,653	166,259	39.4	6.3
U.S.	97,522	69,795	66,098	39.7	5.6
Global & Non-US	148,646	106,858	100,161	39.1	6.7
Total Equity	246,168	176,653	166,259	39.4	6.3
Fixed Income:
Fixed Income Taxable	199,866	194,026	204,087	3.0	(4.9)
Fixed Income Tax-Exempt	1,356	1,355	1,309	0.1	3.5
Fixed Income Passively Managed(1)	105	82	107	28.0	(23.4)
Fixed Income Servicing(2)	14,738	14,108	13,215	4.5	6.8
Total Fixed Income	216,065	209,571	218,718	3.1	(4.2)
U.S.	124,004	118,924	118,345	4.3	0.5
Global & Non-US	92,061	90,647	100,373	1.6	(9.7)
Total Fixed Income	216,065	209,571	218,718	3.1	(4.2)
Alternatives/Multi-Asset Solutions(3):
U.S.	64,646	52,222	54,582	23.8	(4.3)
Global & Non-US	59,179	73,354	39,405	(19.3)	86.2
Total Alternatives/Multi-Asset Solutions	123,825	125,576	93,987	(1.4)	33.6
Total Investment Advisory and Services Fees:
U.S.	286,172	240,941	239,025	18.8	0.8
Global & Non-US	299,886	270,859	239,939	10.7	12.9
Total	586,058	511,800	478,964	14.5	6.9
Distribution Revenues	474	588	704	(19.4)	(16.5)
Shareholder Servicing Fees	485	526	476	(7.8)	10.5
Total	$587,017	$512,914	$480,144	14.4	6.8
Affiliated - EQH	105,415	90,101	82,413	17.0	9.3
Non-affiliated(4)	481,602	422,813	397,731	13.9	6.3
Total	$587,017	$512,914	$480,144	14.4	6.8
(1)Includes index and enhanced index services.
(2)Fixed Income Servicing includes advisory-related services fees that are not based on AUM, including derivative transaction fees, capital purchase program-related advisory services and other fixed income advisory services.
(3)Includes certain multi-asset solutions and services not included in equity or fixed income services.
(4)As of 12/31/2021, AXA is no longer considered an affiliated party, as such, AXA-related AUM has been reclassified to non-affiliated in 2020 and 2019.

6	AllianceBernstein

Part I
Retail
We provide investment management and related services to a wide variety of individual retail investors globally through retail mutual funds we sponsor, mutual fund sub-advisory relationships, separately-managed account programs (see below), and other investment vehicles (“Retail Products and Services”).
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
The mutual funds we sub-advise for EQH and its subsidiaries constitute our largest retail client. EQH and its subsidiaries accounted for approximately 14% of our retail AUM as of December 31, 2021, 2020 and 2019 and approximately 1%, 1% and 2% of our retail net revenues for the years ended December 31, 2021, 2020 and 2019, respectively.
HSBC was responsible for approximately 4%, 6% and 14% of our open-end mutual fund sales in 2021, 2020 and 2019, respectively. HSBC is not under any obligation to sell a specific amount of AB Fund shares and is not our affiliate.
Most open-end U.S. Funds have adopted a plan under Rule 12b-1 of the Investment Company Act that allows the fund to pay, out of assets of the fund, distribution and service fees for the distribution and sale of its shares. The open-end U.S. Funds have entered into such agreements with us, and we have entered into selling and distribution agreements pursuant to which we pay sales commissions to the financial intermediaries that distribute our open-end U.S. Funds. These agreements are terminable by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of fund shares.
As of December 31, 2021, retail U.S. Fund AUM were approximately $73 billion, or 23% of retail AUM, as compared to $62 billion, or 23%, as of December 31, 2020, and $55 billion, or 23%, as of December 31, 2019. Non-U.S. Fund AUM, as of December 31, 2021, totaled $130 billion, or 41% of retail AUM, as compared to $110 billion, or 41%, as of December 31, 2020, and $103 billion, or 43%, as of December 31, 2019.

2021 Annual Report	7

Part I
Our Retail Services represented approximately 41%, 39% and 39% of our AUM as of December 31, 2021, 2020 and 2019, respectively, and the fees we earned from providing these services represented approximately 50%, 49% and 46% of our net revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Our AUM and revenues are as follows:

Retail Services Assets Under Management (by Investment Service)

	Years Ended December 31			% Change
	2021	2020	2019	2021-20	2020-19
	(in millions)
Equity:
Equity Actively Managed	$154,200	$106,866	$81,622	44.3%	30.9%
Equity Passively Managed(1)	40,821	35,995	34,683	13.4	3.8
Total Equity	195,021	142,861	116,305	36.5	22.8
U.S.	152,106	108,506	84,278	40.2	28.7
Global & Non-US	42,915	34,355	32,027	24.9	7.3
Total Equity	195,021	142,861	116,305	36.5	22.8
Fixed Income:
Fixed Income Taxable	75,813	84,654	88,408	(10.4)	(4.2)
Fixed Income Tax-Exempt	29,009	23,202	20,750	25.0	11.8
Fixed Income Passively Managed(1)	12,762	8,231	8,825	55.0	(6.7)
Total Fixed Income	117,584	116,087	117,983	1.3	(1.6)
U.S.	46,361	36,137	34,830	28.3	3.8
Global & Non-US	71,223	79,950	83,153	(10.9)	(3.9)
Total Fixed Income	117,584	116,087	117,983	1.3	(1.6)
Alternatives/Multi-Asset Solutions(2):
U.S.	3,595	3,071	2,470	17.1	24.3
Global & Non-US	3,718	3,321	2,408	12.0	37.9
Total Alternatives/Multi-Asset Solutions	7,313	6,392	4,878	14.4	31.0
Total:
U.S.	202,062	147,714	121,578	36.8	21.5
Global & Non-US	117,856	117,626	117,588	0.2	—
Total	$319,918	$265,340	$239,166	20.6	10.9
Affiliated - EQH	44,417	36,765	34,448	20.8	6.7
Non-affiliated(3)	275,501	228,575	204,718	20.5	11.7
Total	$319,918	$265,340	$239,166	20.6	10.9
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
(3)As of 12/31/2021, AXA is no longer considered an affiliated party, as such, AXA-related AUM has been reclassified to non-affiliated in 2020 and 2019.

8	AllianceBernstein

Part I

Revenues from Retail Services (by Investment Service)

	Years Ended December 31			% Change
	2021	2020	2019	2021-20	2020-19
	(in thousands)
Equity:
Equity Actively Managed	$766,578	$508,973	$436,617	50.6%	16.6%
Equity Passively Managed(1)	14,773	14,347	16,173	3.0	(11.3)
Total Equity	781,351	523,320	452,790	49.3	15.6
U.S.	556,398	355,542	292,640	56.5	21.5
Global & Non-US	224,953	167,778	160,150	34.1	4.8
Total Equity	781,351	523,320	452,790	49.3	15.6
Fixed Income:
Fixed Income Taxable	517,327	534,164	506,849	(3.2)	5.4
Fixed Income Tax-Exempt	84,945	70,734	65,474	20.1	8.0
Fixed Income Passively Managed(1)	12,994	12,229	12,105	6.3	1.0
Total Fixed Income	615,266	617,127	584,428	(0.3)	5.6
U.S.	115,248	101,825	98,310	13.2	3.6
Global & Non-US	500,018	515,302	486,118	(3.0)	6.0
Total Fixed Income	615,266	617,127	584,428	(0.3)	5.6
Alternatives/Multi-Asset Solutions(2):
U.S.	81,872	57,069	51,958	43.5	9.8
Global & Non-US	13,117	12,723	8,946	3.1	42.2
Total Alternatives/Multi-Asset Solutions	94,989	69,792	60,904	36.1	14.6
Total Investment Advisory and Services Fees:
U.S.	753,518	514,436	442,908	46.5	16.1
Global & Non-US	738,086	695,803	655,214	6.1	6.2
Consolidated company-sponsored investment funds	1,243	733	883	69.6	(17.0)
Total	1,492,847	1,210,972	1,099,005	23.3	10.2
Distribution Revenues	644,125	522,056	447,050	23.4	16.8
Shareholder Servicing Fees	86,857	78,920	73,777	10.1	7.0
Total	$2,223,829	$1,811,948	$1,619,832	22.7	11.9
Affiliated - EQH	28,334	27,130	27,737	4.4	(2.2)
Non-affiliated(3)	2,195,495	1,784,818	1,592,095	23.0	12.1
Total	$2,223,829	$1,811,948	$1,619,832	22.7	11.9
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
(3)As of 12/31/2021, AXA is no longer considered an affiliated party, as such, AXA-related AUM has been reclassified to non-affiliated in 2020 and 2019.

2021 Annual Report	9

Part I
Private Wealth Management
We partner with our clients, embracing innovation and independent research to address increasingly complex challenges. Our clients include high-net-worth individuals and families who have created generational wealth as successful business owners, athletes, entertainers, corporate executives and private practice owners. We also provide investment and wealth advice to foundations and endowments, family offices and other entities. Our flexible and extensive investment platform offers a range of solutions, including separately-managed accounts, hedge funds, mutual funds and other investment vehicles, tailored to meet each distinct client's needs. Our investment platform is complimented with a wealth platform that includes complex tax and estate planning, pre-IPO and pre-transaction planning, multi-generational family engagement, and philanthropic advice in addition to tailored approaches to meeting the unique needs of emerging wealth and multi-cultural demographics ("Private Wealth Services").
We manage accounts pursuant to written investment advisory agreements, which generally are terminable at any time or upon relatively short notice by any authorized party, and may not be assigned without the client's consent. For information about our investment advisory and services fees, including performance-based fees, see “Risk Factors” in Item 1A and “Net Revenues – Investment Advisory and Services Fees” in Item 7.
Our Private Wealth Services represented approximately 16%, 15% and 16% of our AUM as of December 31, 2021, 2020 and 2019, respectively. The fees we earned from providing these services represented approximately 25%, 24% and 26% of our net revenues for 2021, 2020 and 2019, respectively. Our AUM and revenues are as follows:

Private Wealth Services Assets Under Management (by Investment Service)

	Years Ended December 31			% Change
	2021	2020	2019	2021-20	2020-19
	(in millions)
Equity:
Equity Actively Managed	$59,709	$50,854	$50,934	17.4%	(0.2)%
Equity Passively Managed(1)	1,764	666	174	164.9%	n/m
Total Equity	61,473	51,520	51,108	19.3	0.8
U.S.	35,014	28,776	26,982	21.7	6.6
Global & Non-US	26,459	22,744	24,126	16.3	(5.7)
Total Equity	61,473	51,520	51,108	19.3	0.8
Fixed Income:
Fixed Income Taxable	14,567	14,515	12,170	0.4	19.3
Fixed Income Tax-Exempt	26,929	25,764	25,117	4.5	2.6
Fixed Income Passively Managed(1)	230	195	372	17.9	(47.6)
Total Fixed Income	41,726	40,474	37,659	3.1	7.5
U.S.	36,166	35,042	32,685	3.2	7.2
Global & Non-US	5,561	5,432	4,974	2.4	9.2
Total Fixed Income	41,727	40,474	37,659	3.1	7.5
Alternatives/Multi-Asset Solutions(2):
U.S.	6,926	5,927	6,808	16.9	(12.9)
Global & Non-US	11,446	7,064	5,484	62.0	28.8
Total Alternatives/Multi-Asset Solutions	18,372	12,991	12,292	41.4	5.7
Total:
U.S.	78,106	69,745	66,475	12.0	4.9
Global & Non-US	43,466	35,240	34,584	23.3	1.9
Total	$121,572	$104,985	$101,059	15.8	3.9
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

10	AllianceBernstein

Part I

Revenues from Private Wealth Services (by Investment Service)

	Years Ended December 31			% Change
	2021	2020	2019	2021-20	2020-19
	(in thousands)
Equity:
Equity Actively Managed	$584,455	$487,899	$510,911	19.8%	(4.5)%
Equity Passively Managed(1)	4,780	1,113	334	n/m	n/m
Total Equity	589,235	489,012	511,245	20.5	(4.3)
U.S.	325,154	263,938	267,815	23.2	(1.4)
Global & Non-US	264,081	225,074	243,430	17.3	(7.5)
Total Equity	589,235	489,012	511,245	20.5	(4.3)
Fixed Income:
Fixed Income Taxable	72,404	71,575	63,964	1.2	11.9
Fixed Income Tax-Exempt	130,391	123,952	122,447	5.2	1.2
Fixed Income Passively Managed(1)	2,634	2,891	4,475	(8.9)	(35.4)
Total Fixed Income	205,429	198,418	190,886	3.5	3.9
U.S.	167,402	160,666	156,909	4.2	2.4
Global & Non-US	38,027	37,752	33,977	0.7	11.1
Total Fixed Income	205,429	198,418	190,886	3.5	3.9
Alternatives/Multi-Asset Solutions(2):
U.S.	249,432	109,169	123,216	128.5	(11.4)
Global & Non-US	71,524	76,065	68,728	(6.0)	10.7
Total Alternatives/Multi-Asset Solutions	320,956	185,234	191,944	73.3	(3.5)
Total Investment Advisory and Services Fees:
U.S.	741,987	533,773	547,940	39.0	(2.6)
Global & Non-US	373,632	338,891	346,135	10.3	(2.1)
Total	1,115,619	872,664	894,075	27.8	(2.4)
Distribution Revenues	7,641	7,137	7,289	7.1	(2.1)
Shareholder Servicing Fees	2,882	2,871	3,141	0.4	(8.6)
Total	$1,126,142	$882,672	$904,505	27.6	(2.4)
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

2021 Annual Report	11

Part I
Bernstein Research Services
We offer high-quality fundamental and quantitative research and trade execution services in equities and listed options to institutional investors, such as mutual fund and hedge fund managers, pension funds and other institutional investors ("Bernstein Research Services"). We serve our clients, which are based in the United States and in other major markets around the world, through our trading professionals, who are primarily based in New York, London and Hong Kong, and our research analysts, who provide fundamental company and industry research along with quantitative research into securities valuation and factors affecting stock-price movements.
Additionally, we provide equity capital markets services to issuers of publicly-traded securities, primarily in initial public offerings and follow-on offerings, generally acting as co-manager in such offerings.
We earn revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate us principally by directing us to execute brokerage transactions on their behalf, for which we earn commissions, and to a lesser but increasing extent, by paying us directly for research through commission sharing agreements or cash payments. Bernstein Research Services accounted for approximately 10%, 12% and 12% of our net revenues for the years ended December 31, 2021, 2020 and 2019, respectively.
For information regarding trends in fee rates charged for brokerage transactions, see “Risk Factors” in Item 1A.
Our Bernstein Research Services revenues are as follows:

Revenues from Bernstein Research Services

	Years Ended December 31			% Change
	2021	2020	2019	2021-20	2020-19
	(in thousands)
Bernstein Research Services	$452,017	$459,744	$407,911	(1.7%)	12.7%
Custody
Our U.S. based broker-dealer subsidiary acts as custodian for the majority of our Private Wealth Management AUM and some of our Institutional AUM. Other custodian arrangements, directed by clients, include banks, trust companies, brokerage firms and other financial institutions.
Human Capital Management
As a leading global investment management and research firm, we bring together a wide range of insights, expertise and innovations to advance the interests of our clients around the world. The intellectual capital of our employees is collectively the most important asset of our firm, so the long-term sustainability of our firm is heavily dependent on our people. We are keenly focused on:
•fostering an inclusive culture by incorporating diversity and inclusion in all levels of our business;
•encouraging innovation;
•developing, retaining and recruiting high quality talent; and
•aligning employees’ incentives and risk taking with those of the firm.
As a result, we have a strong firm culture that helps us maximize performance and drive excellence. Further, our firm’s role as a fiduciary is embedded in our culture. As a fiduciary, our firm’s primary objective is to act in our clients' best interests and help them reach their financial goals.
Also, our Board of Directors (the "Board") and committees of the Board, particularly our Compensation and Workplace Practices Committee, provide oversight into various human capital matters, including emerging human capital management risks and strategies to mitigate our exposure to those risks. Furthermore, our Board and Board committees evaluate the overall effectiveness of our social responsibility policies, goals and programs and recommend changes to management as necessary. These collaborative efforts contribute to the overall framework that guides how AB attracts, retains and develops a workforce that supports our values and strategic initiatives.

12	AllianceBernstein

Part I
Talent Acquisition
AB seeks to achieve excellence in business and investment performance by recruiting and hiring a workforce with diversity of thought, backgrounds and experiences. We believe that diverse and inclusive teams generate better ideas and reach more balanced decisions. We seek to leverage the unique backgrounds of our employees to meet the needs of a broad range of clients and engage with the communities in which we operate. We engage several external organizations to assist in attracting and recruiting top talent at all levels, with a particular focus on attracting diverse talent. We have a sizable group of internal human capital associates focused on recruiting, and we have implemented various human capital initiatives to develop and provide for a balanced workforce. Additionally, we offer internship programs for students to work in positions across functional areas of the firm, and an important part of our college recruitment strategy is to convert a high percentage of our interns into full-time employees.
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
It is important that our employees are not only connected to our business but also to the communities in which we operate. As such, AB offers many opportunities for our employees to volunteer in the communities in which we serve, including our firm-wide philanthropic initiative, AB Gives Back. Other initiatives in support of these objectives include a five-year refresh award, whereby employees receive two additional weeks off for every five years of service. In addition, we utilize AB Voice, a periodic survey designed to measure employee satisfaction and engagement, allowing us to identify and address performance gaps.
Diversity and Inclusion
We continue to believe that diverse and inclusive teams generate better ideas and best serve the needs of our clients. The events of the last two years have provided an unforeseen yet unique opportunity to reflect, adapt and broaden our Diversity & Inclusion (“D&I”) strategy. D&I continues to be a key strategic priority for AB and our ongoing commitment to embed it across all facets of the firm has further reinforced our company values. It has also allowed for a more purposeful approach to engagement with our people, our clients and the communities in which we operate.
Also, our firm's community engagement efforts have been further integrated under the D&I umbrella. Under the new structure, we are better able to streamline and formalize the process for assessing corporate partnerships and philanthropic giving through the lens of D&I, allowing for a more cohesive overall strategy.
We have enhanced our talent attraction and retention approach to position ourselves as an employer of choice and invest in the development of our people. We have developed a diverse talent strategy with a goal of developing a deeper understanding of the needs of diverse talent and also equipping managers with the necessary tools to effectively manage an increasingly diverse workforce. The strategy includes incorporating the concept of inclusive leadership into the firm-wide leadership development curriculum and enhancing our exit interview process for diverse talent by conducting in-person interviews, which will better enable us to detect trends and mitigate attrition.
Our people remain our top priority, especially during these times of uncertainty. Over the course of the last year, there has been a continued focus on education and deepening engagement across all pillars of our strategy to include Employee Resource Groups ("ERGs"), corporate partnerships, and the overall experience at AB. ERGs have been a major proponent of these efforts by cultivating spaces for courageous conversations, encouraging professional development and personal wellness, and raising awareness for various underrepresented communities.
As we continue to seek opportunities to further our commitment to diversity, equity and inclusion, we are leveraging best practices from industry peers. Our D&I journey continues to evolve; addressing racial and gender equity, increasing access to diverse talent and monitoring client trends remain top priorities.

2021 Annual Report	13

Part I
Compensation and Benefits
We have demonstrated a history of investing in our workforce by offering competitive compensation. We utilize a variety of compensation elements, including base salaries, annual short-term compensation awards (i.e., cash bonuses) and, for those of our employees who earn more than $300,000 annually, a long-term compensation award program. Long-term incentive compensation awards generally are denominated in restricted AB Holding Units. We utilize this structure to foster a stronger sense of ownership and align the interests of our employees directly with the interests of our Unitholders and indirectly with the interests of our clients, as strong performance for our clients generally contributes directly to increases in AUM and improved financial performance for the firm. Furthermore, we offer to all eligible employees health and welfare, 401(k) profit-sharing and other benefits programs, including a flexible in-office work schedule that permits working remotely two days weekly. In the U.S. (and elsewhere, although benefits may differ by jurisdiction):
•We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location;
•We engage nationally recognized compensation and benefits consulting firms to independently evaluate the effectiveness of our executive compensation and benefit programs, as well as consulting services relating to the amount and form of compensation paid to employees other than executives, and to provide benchmarking against our peers;
•We provide merit-based and performance-based annual increases and incentive compensation, which are communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion; and
•The firm makes benefits available to all eligible employees, including health insurance, paid and unpaid leaves, a retirement plan, and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including flexible time-off, telemedicine, paid parental leave, adoption assistance, prescription savings solutions, Veterans' Health Administration coverage in U.S. medical plans, a personalized wellness program and a financial wellness program.
Health and Safety
Our ongoing response to the COVID-19 global pandemic demonstrates how highly we value the health and safety of our employees. At the initial onset of COVID-19 during the first quarter of 2020, we quickly responded in the various jurisdictions where we operate, including the U.S., EMEA (including the U.K., Luxembourg, France and other jurisdictions), Hong Kong, Shanghai, Singapore and Taiwan. We implemented business continuity measures, including travel restrictions and a work-from-home requirement for almost all personnel (other than a relatively small number of employees whose physical presence in our offices was considered critical), which lasted through the second quarter of 2021. Since then, working in the office generally has been voluntary, with mandatory in-office participation occurring only at certain times when COVID-19 has ebbed significantly in the communities in which we operate. Throughout the pandemic, we have conscientiously ensured operating continuity for all critical functions.
We also instituted a confidential notification process for any employee who tests positive for COVID-19 or has been exposed to someone else who has tested positive. As the COVID-19 crisis has continued to evolve since the lockdown in the first quarter of 2020, certain key functions of the business, such as Risk Management, Business Continuity, Finance and Human Capital, have maintained constant communication and monitored the evolution of the pandemic to keep our employees safe and advised of key developments. Additionally, we continue to monitor communications from the World Health Organization and the U.S. Centers for Disease Control and Prevention, and in the third quarter of 2021 engaged an epidemiologist on a consulting basis, to ensure we have current and accurate information. We have also instituted various other protocols in response to the COVID-19 pandemic, such as increased cleaning protocols, masking requirements where permitted by local law and testing protocols for large gatherings.
Employees
As of December 31, 2021, our firm had 4,118 full-time employees, compared to 3,929 full-time employees as of December 31, 2020, representing a 4.8% increase.

14	AllianceBernstein

Part I
As of December 31, 2021, our employees reflected the following characteristics and locations:

Region:	Female	% Female	Male	% Male	Grand Total	% of Total
Americas	1,124	37%	1,943	63%	3,067	75%
Asia ex Japan	225	51%	214	49%	439	11%
EMEA	183	35%	333	65%	516	13%
Japan	46	55%	38	45%	84	2%
Grand Total(1)	1,578	38%	2,528	62%	4,106	100%
(1)The table above only reflects employees who have self-reported as male or female and as such may not reconcile to our total of 4,118 full-time employees.
In connection with our establishing 1,250 roles in Nashville, Tennessee, we have relocated many of our employees from our New York City and White Plains, New York, locations. Employees whose roles are in-scope for the move, but who are not relocating, receive a separation package. We expect layoffs to continue on a rolling basis until all in-scope roles are filled in Nashville.
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

2021 Annual Report	15

Part I
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

16	AllianceBernstein

Part I
As of December 31, 2021, the condensed ownership structure of AB is as follows (for a more complete description of our ownership structure, see “Principal Security Holders” in Item 12):
The General Partner owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including these general partnership interests, EQH, directly and through certain of its subsidiaries (see “Principal Security Holders” in Item 12), had an approximate 64.5% economic interest in AB as of December 31, 2021.
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
To grow our business, we believe we must be able to compete effectively for AUM. Key competitive factors include:
•our investment performance for clients;
•our commitment to place the interests of our clients first;
•the quality of our research;
•our ability to attract, motivate and retain highly skilled, and often highly specialized, personnel;
•the array of investment products we offer;
•the fees we charge;
•Morningstar/Lipper rankings for the AB Funds;
•our ability to sell our actively-managed investment services despite the fact that many investors favor passive services;
•our operational effectiveness;
•our ability to further develop and market our brand; and
•our global presence.
Competition is an important risk that our business faces and should be considered along with the other factors we discuss in “Risk Factors” in Item 1A.

2021 Annual Report	17

Part I
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
Item 1A. Risk Factors
Please consider this section along with the description of our business in Item 1, the competition section immediately above and AB’s financial information contained in Items 7 and 8. The majority of the risk factors discussed below directly affect AB. These risk factors also affect AB Holding because AB Holding’s principal source of income and cash flow is attributable to its investment in AB. See also “Cautions Regarding Forward-Looking Statements” in Item 7.
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
We derive most of our revenues from investment advisory and services fees, which typically are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of the account and the total amount of assets we manage for a particular client. The value and composition of our AUM can be adversely affected by several factors, including:
•Market Factors. Our AUM remain sensitive to the volatility associated with global financial market conditions. For example, the dramatic securities market declines experienced during March 2020, which resulted from the global effects of COVID-19, caused a significant reduction in our AUM. Markets and AUM levels have since recovered to new highs following unprecedented, coordinated monetary and fiscal policy support and the approval of vaccines to help remedy the global pandemic. However, we recognize that, due to continued uncertainty associated with these circumstances, markets may remain volatile and, accordingly, there remains risk of a significant reduction in our revenues and net income in future periods, particularly if the negative effects on the global economy from COVID accelerate. Global economies and financial markets are increasingly interconnected, which increases the probability that conditions in one country or region might adversely impact a different country or region. Conditions affecting the general economy, including political, social or economic instability at the local, regional or global level, such as the U.S. civil unrest centered around racial inequity experienced in 2020 or the riot experienced in Washington D.C. in January 2021 surrounding the transition to a new Presidential administration, may also affect the market value of our AUM. Health crises, such as the COVID-19 pandemic, as well as other incidents that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism (whether foreign or domestic), power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have had and may in the future have a significant adverse effect on financial markets and our AUM, revenues and net income. Furthermore, the preventative and protective health-related actions, such as business activity suspensions and population lock-downs, that governments have taken, and may continue to take, in response to COVID-19 have resulted, and may continue to result, in periods of business interruption, inability to obtain raw materials, supplies and component parts, and reduced or disrupted operations. These circumstances have caused, and may continue to cause, significant economic disruption and high levels of unemployment, as well as inflationary pressures, which could adversely affect the financial condition and results of operations of many of the companies in which we invest, and likely reduce the market value of their securities and thus our AUM and revenues. Furthermore, significant market volatility and uncertainty, and reductions in the availability of margin financing, can significantly limit the liquidity of certain asset backed and other securities, making it at times impossible to sell these securities at prices reflecting their true economic value. While liquidity conditions have improved considerably since the first quarter of 2020 following the stimulus programs announced by the U.S. Federal Reserve and U.S. Treasury, we recognize the possibility that conditions could deteriorate in the future. Lack of liquidity makes it more difficult for our funds to meet redemption requests. If liquidity were to worsen, this may have a significant adverse effect on our AUM, revenues and net income in the future.
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

18	AllianceBernstein

Part I
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
Our competitive environment has become increasingly difficult over the past decade, as active managers, which invest based on individual security selection, have, on average, consistently underperformed passive services, which invest based on market indices. Active performance relative to benchmarks as of mid-2021 remained mixed, with 47% of active managers outperforming their passive benchmarks for the 12 months ended June 30, 2021 (latest data available). Non-U.S. stock active funds fared better with 59% outperforming benchmarks, while 40% of U.S. large-cap stock active funds outperformed. Actively-managed bond funds generally performed well in 2021, with intermediate core, corporate and high yield funds each generally outperforming benchmarks.
Flows into actively-managed funds improved industry-wide in 2021, with U.S. industry-wide active mutual fund flows rebounding to inflows of $217 billion in 2021, contrasted with $196 billion of outflows in 2020. Active fixed income U.S. mutual fund inflows accelerated to $366 billion in 2021, compared to $246 billion in 2020. Furthermore, active equity U.S. mutual fund outflows decelerated to $198 billion in 2021, compared to outflows of $338 billion in 2020. However, the improvement in active fund flows was surpassed by increased demand for passive strategies in the U.S., as industry-wide total passive mutual net inflows increased to $918 billion in 2021 from $361 billion in 2020. In this environment, organic growth through net inflows is difficult to achieve for active managers, such as AB, and requires taking market share from other active managers.
The significant shift from active services to passive services adversely affects Bernstein Research Services revenues as well. Institutional global market trading volumes continue to be pressured (notwithstanding the heightened market volatility and trading volume predominantly relating to COVID-19 in the first half of 2020) by persistent active equity outflows and passive equity inflows. As a result, portfolio turnover has declined and investors hold fewer shares that are actively traded by managers.
Our reputation could suffer if we are unable to deliver consistent, competitive investment performance.
Our business is based on the trust and confidence of our clients. Damage to our reputation, resulting from poor or inconsistent investment performance, among other factors, can reduce substantially our AUM and impair our ability to maintain or grow our business.
EQH and its subsidiaries provide a significant amount of our AUM and fund a significant portion of our seed investments, and if our agreements with them terminate or they withdraw capital support it could have a material adverse effect on our business, results of operations and/or financial condition.
EQH (our parent company) and its subsidiaries constitute our largest client. Our EQH affiliates represented approximately 17% of our AUM as of December 31, 2021, and we earned approximately 3% of our net revenues from services we provided to them in 2021. Our related investment management agreements are terminable at any time or on short notice by either party, and EQH is not under any obligation to maintain any level of AUM with us. A material adverse effect on our business, results of operations and/or financial condition could result if EQH were to terminate its investment management agreements with us.

2021 Annual Report	19

Part I
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
We are eligible to earn performance-based fees on 6.7%, 8.7% and 0.6% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.5% of our AUM). If the percentage of our AUM subject to performance-based fees increases, seasonality and volatility of revenue and earnings are likely to become more significant. Our performance-based fees were $245.1 million, $132.6 million and $99.6 million in 2021, 2020 and 2019, respectively.
The revenues generated by Bernstein Research Services may be adversely affected by circumstances beyond our control, including declines in brokerage transaction rates, declines in global market volumes, failure to settle our trades by significant counterparties and the effects of MiFID II and Brexit.
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
We discuss the risks associated with the second installment of the Markets in Financial Instruments Directive II (“MiFID II”) and Brexit below in "Legal and Regulatory-related Risks" in this Item 1A.

20	AllianceBernstein

Part I
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

2021 Annual Report	21

Part I
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
The quantitative and systematic models we use in certain of our investment services may contain errors, resulting in imprecise risk assessments and unintended output.
We use quantitative and systematic models in a variety of our investment services, generally in combination with fundamental research. These models are developed by senior quantitative professionals and typically are implemented by IT professionals. Our Model Risk Oversight Committee oversees the model governance framework and associated model review activities, which are then executed by our Model Risk Team. However, due to the complexity and large data dependency of such models, it is possible that errors in the models could exist and our controls could fail to detect such errors. Failure to detect errors could result in client losses and reputational damage.
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
The market for these professionals is extremely competitive. Certain of these professionals often maintain strong, personal relationships with investors in our products and other members of the business community so their departure may cause us to lose client accounts or result in fewer opportunities to win new business, either of which factors could have a material adverse effect on our results of operations and business prospects.
Additionally, a decline in revenues may limit our ability to pay our employees at competitive levels, and maintaining (or increasing) compensation without a revenue increase, in order to retain key personnel, may adversely affect our operating margin. As a result, we remain vigilant about aligning our cost structure (including headcount) with our revenue base. For additional information regarding our compensation practices, see "Compensation Discussion and Analysis" in Item 11.
Our process of relocating our headquarters may not be executed as we envision.
We have established our corporate headquarters in and expect to relocate a total of approximately 1,250 jobs previously located in the New York metropolitan area to Nashville, Tennessee (for additional information, see “Relocation Strategy” in Item 7). Although the eventual impact on AB from this process is not yet known, the uncertainty created by these circumstances could have a significant adverse effect on AB’s ability to motivate and retain current employees. Further significant managerial and operational challenges could arise, such as ineffective transfer of institutional knowledge from current employees to newly-hired employees, if AB experiences significantly greater attrition among current employees than the firm anticipates in connection with the relocation and/or if the firm encounters more difficulty than expected in hiring qualified employees to help staff our Nashville headquarters.
Additionally, our estimates for both the transition costs and the corresponding expense savings relating to our headquarters relocation, which we discuss in more detail in “Relocation Strategy” in Item 7, are based on our current assumptions of employee relocation costs, severance, and overlapping compensation and occupancy costs. If our assumptions turn out to be inaccurate, our expenses and operating income could be adversely affected.

22	AllianceBernstein

Part I
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
•inflicting loss of life;
•triggering large-scale technology failures or delays;
•breaching our information and cyber security infrastructure; and
•requiring substantial capital expenditures and operating expenses to remediate damage and restore operations.

2021 Annual Report	23

Part I
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

24	AllianceBernstein

Part I
Both Moody’s Investors Service, Inc. and Standard & Poor's Rating Service affirmed AB’s long-term and short-term credit ratings and indicated a stable outlook in 2021. Future changes in our credit ratings are possible and any downgrade to our ratings is likely to increase our borrowing costs and limit our access to the capital markets. If this occurs, we may be forced to incur unanticipated costs or revise our strategic plans, which could have a material adverse effect on our financial condition, results of operations and business prospects.
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

2021 Annual Report	25

Part I
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

26	AllianceBernstein

Part I
Changes in the partnership structure of AB Holding and AB and/or changes in the tax law governing partnerships would have significant tax ramifications.
AB Holding, having elected under Section 7704(g) of the Code to be subject to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business, is a PTP for federal income tax purposes. AB Holding is also subject to the 4.0% New York City unincorporated business tax (“UBT”), net of credits for UBT paid by AB. In order to preserve AB Holding’s status as a PTP for federal income tax purposes, management seeks to ensure that AB Holding does not directly or indirectly (through AB) enter into a substantial new line of business. A “new line of business” includes any business that is not closely related to AB’s historical business of providing research and diversified investment management and related services to its clients. A new line of business is “substantial” when a partnership derives more than 15% of its gross income from, or uses more than 15% of its total assets in, the new line of business.
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
In order to preserve AB’s status as a private partnership for federal income tax purposes, AB Units must not be considered publicly traded. If such units were to be considered readily tradable, AB would be subject to federal and state corporate income tax on its net income. Furthermore, as noted above, should AB enter into a substantial new line of business, AB Holding, by virtue of its ownership of AB, would lose its status as a PTP and would become subject to corporate income tax as set forth above. If AB and AB Holding were to become subject to corporate income tax as set forth above, their net income and quarterly distributions to Unitholders would be materially reduced. For information about the significant restrictions on transfer of AB Units, see the risk factor immediately above.
Additionally, past or future legislative proposals have been or may be introduced that, if enacted, could have a material adverse effect on us. We cannot predict the outcome of such legislative proposals.
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

2021 Annual Report	27

Part I
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
Gain or loss from the sale or exchange of partnership units after November 27, 2017 by a non-U.S. unitholder are treated as effectively connected with a U.S. trade or business to the extent that the non-U.S. unitholder would have had effectively connected gain or loss on a hypothetical sale by the partnership of all of its assets at fair market value as of the date of the sale or exchange of the partnership units. The Tax Cuts and Jobs Act also imposed certain withholding requirements for the sale of partnership units by a non-U.S. unitholder and authorized the IRS to issue regulations to carry out the withholding rules in the case of publicly traded partnerships. On November 30, 2020, the IRS published final regulations (the "1446 Final Regulations") that address withholding tax and information reporting with respect to interests in publicly traded partnerships engaged in a U.S. trade or business. The 1446 Final Regulations end the suspension of withholding on the sale, exchange or disposition of certain interests in a publicly traded partnership, effective January 1, 2022, but place the primary responsibility for such withholding obligations for transfers effected through brokers on the broker, and not the publicly traded partnership. However, the requirement to withhold on amounts realized in connection with the sale, exchange or disposition of certain interests in a publicly traded partnership (including by brokers) is suspended under Notice 2021-51 for transfers that occur before January 1, 2023, and no withholding will apply until that date. Under the 1446 Final Regulations, a publicly traded partnership may be liable for any under-withholding by a broker that relies on a qualified notice for which the publicly traded partnership failed to make a reasonable estimate of the amounts required for determining the applicability of the "ten percent exception." The "ten percent exception" applies if, either (1) the publicly traded partnership was not engaged in a U.S. trade or business during a specified period of time, or (2) upon a hypothetical sale of the publicly traded partnership's assets at fair market value, (i) the amount of net gain that would have been effectively connected with the conduct of a trade or business within the United States would be less than 10 percent of the total net gain, or (ii) no gain would have been effectively connected with the conduct of a trade or business in the United States.
We may be liable for any under-withholding by nominees on our Unitholder distributions after January 1, 2023.
Under the 1446 Final Regulations, for distributions made after January 1, 2022, a publicly traded partnership must post on its primary public website (and keep accessible for 10 years), and deliver to any registered holder that is a nominee, a qualified notice that states the amount of a distribution that is attributable to each type of income group specified in the 1446 Final Regulations. If the qualified notice is incorrect such that it causes a broker to under-withhold with respect to an amount in excess of cumulative net income, the publicly traded partnership is liable for any under-withholding on such amount. Notice 2021-51 suspends these requirements for distributions made before January 1, 2023.

28	AllianceBernstein

Part I
Item 1B. Unresolved Staff Comments
Neither AB nor AB Holding has unresolved comments from the staff of the SEC to report.
Item 2. Properties
Our headquarters is located at 501 Commerce Street, Nashville, Tennessee. We occupy 218,976 square feet of space at this location under a 15-year lease agreement that commenced in the fourth quarter of 2020.
We lease space at our other principal location, 1345 Avenue of the Americas, New York, New York. We occupy this space pursuant to a lease expiring in 2024. At this location, we currently lease 999,963 square feet of space, within which we currently occupy approximately 512,284 square feet of space and have sub-let (or are seeking to sub-let) approximately 487,679 square feet of space.
Also, we entered into a 20-year lease agreement in New York, New York, at 66 Hudson Boulevard, for 165,608 square feet that is expected to commence in 2024.
We also lease 50,792 square feet of space in San Antonio, Texas under a lease expiring in 2029.
In addition, we lease more modest amounts of space in 23 other cities in the United States.
Our subsidiaries lease space in 30 cities outside the United States, the most significant of which are two leases in London, England, one lease expiring in 2022 and a second lease expiring in 2031, and in Hong Kong, China, under a lease expiring in 2027. In London, we currently lease 65,488 square feet of space, within which we currently occupy approximately 54,746 square feet of space and have sub-let approximately 10,742 square feet of space, which will expire in 2022. In 2021, we signed a 10-year lease for 52,814 square feet for an additional London location that we expect to occupy by the fourth quarter of 2022. In Hong Kong, we currently lease and occupy 35,878 square feet of space.
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
Item 4. Mine Safety Disclosures
Not applicable.

2021 Annual Report	29

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for AB Holding Units and AB Units; Cash Distributions
AB Holding Units are listed on the NYSE and trade publicly under the ticker symbol “AB". There is no established public trading market for AB Units, which are subject to significant restrictions on transfer. For information about these transfer restrictions, see “Structure-related Risks” in Item 1A.
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
On December 31, 2021, the closing price of an AB Holding Unit on the NYSE was $48.84 per Unit. On December 31, 2021, there were (i) 928 AB Holding Unitholders of record for approximately 82,000 beneficial owners, and (ii) 317 AB Unitholders of record (we do not believe there are substantial additional beneficial owners).
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
We did not engage in any unregistered sales of our securities during the years ended December 31, 2021, 2020 and 2019.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. We did not, however, adopt a plan during the fourth quarter of 2021. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm’s incentive compensation award program and for other corporate purposes. For additional information about Rule 10b5-1 plans, see “Units Outstanding” in Item 7.

30	AllianceBernstein

Part II
AB Holding Units bought by us or one of our affiliates during the fourth quarter of 2021 are as follows:

Issuer Purchases of Equity Securities

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
10/1/21-10/31/21(1)(2)	281,579	$50.46	—	—
11/1/21-11/30/21	—	—	—	—
12/1/21-12/31/21(1)	2,449,657	49.95	—	—
Total	2,731,236	$50.00	—	—
(1)During the fourth quarter of 2021, we purchased 2,449,716 AB Holding Units from employees to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.
(2)During the fourth quarter of 2021, we purchased 281,520 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.
Neither we nor our affiliates bought any AB Units during the fourth quarter of 2021.

2021 Annual Report	31

Part II
Item 6. [Reserved]

32	AllianceBernstein

Part II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Impact of COVID-19
General Economic Conditions
COVID-19 has significantly impacted the global economy since the first quarter of 2020, and its impact may persist for months to come. While most businesses have re-opened, vaccinations are progressing in most portions of the world and leading economic indicators, other than heightened inflation, have improved significantly, the overall extent and duration of COVID-19's impact on businesses and economic activity generally remains unclear.
Various countries around the world, and most areas in the U.S., have continued to experience surges in the rates of COVID-19 infections and hospitalizations, which have resulted from the emergence and spread of virus variants (particularly the "delta variant" during the second half of 2021 and the "omicron variant" more recently), greatly increased social interactions, including at colleges and universities and social venues, after re-opening of economies, and decreased usage of mitigation techniques, such as mask-wearing and social distancing, in combination with large portions of the population remaining unvaccinated. These ongoing circumstances surrounding the virus may adversely affect consumer sentiment and the durability of business re-openings, and they also may slow economic recovery and possibly cause market volatility and even a new downturn.
AB Impact
At the onset of COVID-19 during the first quarter of 2020, we quickly responded in the various jurisdictions where we operate, including the U.S., the U.K., Hong Kong, Shanghai, Singapore and Taiwan. We implemented business continuity measures, including travel restrictions and a work-from-home requirement for almost all personnel (other than a relatively small number of employees whose physical presence in our offices was considered critical), which generally remained in place throughout 2020 and 2021 to ensure operating continuity for all critical functions. We also instituted a notification process for any employee who tests positive for COVID-19 or has been exposed to someone else who has tested positive. As the COVID-19 crisis has continued to evolve since the lockdown in the first quarter of 2020, certain key functions of the business, such as Risk Management, Business Continuity, Finance and Human Capital, have maintained constant communication and monitored the evolution of the pandemic to keep our employees safe and advise of key developments. Additionally, we continue to monitor communications from the World Health Organization and the U.S. Centers for Disease Control and Prevention, and in the third quarter of 2021 engaged an epidemiologist on a consulting basis, to ensure we have current and accurate information.
Furthermore, we have continued to enhance our virtual programs to support business functions, such as training on cybersecurity and enhancements to our existing technology platforms, which has increased the effectiveness of our remote work force. There has been a heightened focus on the emotional well-being of our employees, and we have provided regular touch points with employees through virtual town halls and management communications. Additionally, we have maintained regular communications and updates on the virus and the Company's response, which are posted on the Company's internal website, to ensure transparent communication with our employees.
The economic impact of COVID-19 and any additional declines in the financial markets could have a significant adverse effect on our AUM and revenues, particularly if economic activity does not continue to recover and inflation continues unabated. Further, we have benefited from certain of our adjusted operating expenses declining significantly as a result of the COVID-19 pandemic, such as costs for travel and entertainment and client meetings, particularly during 2020. Although these costs increased in 2021, they have not yet returned to a normalized level. These cost savings have benefited our margins. If financial markets continue to normalize and economic activity increases, we do not anticipate continued cost savings related to COVID-19, and these savings are not indicative of our future performance. Although countries throughout the world continue to grapple with re-opening their economies, there is a significant risk that the opening process may be interrupted or reversed if infection and hospitalization rates increase. Also, any reluctance of consumers to resume spending could do long-term damage to the global economy, which would have an adverse effect on our business. Additionally, as most of our workforce continues working remotely, at least part of the time, we are mindful of increased risk related to cybersecurity, which could significantly disrupt our business functions.
Ultimately, the return to normal business and economic activity will likely require the broad application of effective vaccines. The distribution of multiple safe, effective vaccines was initiated towards the end of the fourth quarter of 2020, and the distribution of such vaccines generally increased globally throughout 2021. However, the rate of new vaccinations in the U.S. plateaued, and in some areas began to decline, by the end of the second quarter of 2021, and the rate at which vaccination "boosters" have been administered has lagged. If global vaccination rates do not improve further, a significant risk will remain that COVID-19 and/or a variant thereof, could accelerate global health concerns and, in so doing, cause heightened market and economic turmoil in the future.

2021 Annual Report	33

Part II
Executive Overview(1)
Our total assets under management ("AUM") as of December 31, 2021 were $778.6 billion, up $92.7 billion, or 13.5%, during 2021. The increase was driven primarily by market appreciation of $66.6 billion and net inflows of $26.1 billion (reflecting Retail net inflows of $20.8 billion, Private Wealth Management net inflows of $3.0 billion and Institutional net inflows of $2.3 billion). As previously disclosed, we expect additional redemptions by AXA of low-fee retail AUM in the first half of 2022 of approximately $5 billion.
Institutional AUM increased $21.5 billion, or 6.8%, to $337.1 billion during 2021, primarily due to market appreciation of $19.4 billion and net inflows of $2.3 billion, primarily driven by growth in active equities. Gross sales increased $0.8 billion, from $30.9 billion in 2020 to $31.7 billion in 2021. Redemptions and terminations increased $0.1 billion, from $23.3 billion in 2020 to $23.4 billion in 2021. Institutional sales and redemptions in 2021 include $8.7 billion in sales and $10.0 billion in redemptions associated with the reinsurance agreement entered into by Equitable Financial Life Insurance Company ("Equitable Financial") and a subsidiary of Venerable Holdings, Inc., pursuant to which Equitable Financial ceded to Venerable a portion of its legacy variable annuity business; AB remained the preferred investment manager for the General Account assets transferred
Retail AUM increased $54.6 billion, or 20.6%, to $319.9 billion during 2021, primarily due to market appreciation of $33.6 billion and net inflows of $20.8 billion, primarily driven by growth in active equities. Gross sales increased $21.1 billion, from $78.9 billion in 2020 to $100.0 billion in 2021. Redemptions and terminations decreased $4.4 billion, from $69.5 billion in 2020 to $65.1 billion in 2021.
Private Wealth Management AUM increased $16.6 billion, or 15.8%, to $121.6 billion during 2021, due to market appreciation of $13.6 billion and net inflows of $3.0 billion, primarily driven by growth in alternatives and multi-asset solutions. Gross sales increased $4.0 billion, from $14.3 billion in 2020 to $18.3 billion in 2021. Redemptions and terminations decreased $1.2 billion, from $16.5 billion in 2020 to $15.3 billion in 2021.
Bernstein Research Services ("Bernstein") revenue decreased $7.7 million, or 1.7%, in 2021. The decrease was due to lower trading activity driven by lower global market volatility as compared to the COVID-related volatility in 2020. This was partially offset by higher research payments across Bernstein and Autonomous Research ("Autonomous") products.
Our 2021 net revenues of $4.4 billion increased $733.1 million, or 19.8%, compared to net revenues of $3.7 billion in the prior year. The increase was primarily driven by higher base advisory fees of $486.6 million, higher distribution revenues of $122.5 million and higher performance-based fees of $112.5 million. Our operating expenses of $3.2 billion increased $424.0 million, or 15.1%, compared to operating expenses of $2.8 billion in the prior year. The increase was primarily due to higher employee compensation and benefits expenses of $221.8 million, higher promotion and servicing expenses of $153.5 million and higher general and administrative expenses of $64.5 million. Our operating income increased $309.0 million, or 34.1%, to $1.2 billion from $907.4 million in 2020 and our operating margin increased to 27.3% in 2021 from 24.6% in 2020.
Market Environment
Despite a selloff in November resulting from fears surrounding inflation and the rising cases of the omicron variant, U.S. equity markets finished higher in 2021. The S&P 500, Dow Jones Industrial Average and Nasdaq each rallied to finish the year with solid gains. With rising inflation remaining a key concern, the Federal Reserve signaled it would begin tapering its quantitative easing at a faster pace and will begin raising their target interest rate in the first half of 2022. Meanwhile, U.S. government negotiations surrounding the Build Back Better package and the Infrastructure and Investments Jobs Act continued, with concerns the fiscal stimulus could drive inflation even higher in 2022.
In the U.K., equities lagged the global gains in 2021 but rose in fourth quarter. Brexit, however, has placed constraints on labor supply and, in turn, upward pressure on wages and inflation. In response, the Bank of England raised interest rates, despite the spread of the omicron variant. In China, equities significantly underperformed global equities. The People’s Bank of China reduced the reserve requirement ratio, releasing inexpensive funds for banks to lend, and announced that this cut is not the beginning of an easing cycle, but rather a regular monetary policy action. The risks in China, however, around the property market will likely remain a key watchpoint over the coming months.

1 Percentage change figures are calculated using assets under management rounded to the nearest million, while financial statement amounts are rounded to the nearest thousand.

34	AllianceBernstein

Part II
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
Relationship with EQH and its Subsidiaries
EQH (our parent company) and its subsidiaries are our largest client. EQH is collaborating with AB in order to improve the risk-adjusted yield for the General Accounts of EQH's insurance subsidiaries by investing additional assets at AB, including the utilization of AB's higher-fee, longer-duration alternative offerings. Equitable Financial has agreed to provide $10 billion in permanent capital2 over the next three years to build out AB’s private illiquid offerings, including private alternatives and private placements. We expect this anticipated capital from Equitable Financial will accelerate both organic and inorganic growth in our private alternatives business, allowing us to continue to deliver for our clients, employees, unitholders and other stakeholders.
Relocation Strategy
As previously announced, we have established our corporate headquarters in Nashville, TN, at 501 Commerce Street. Our Nashville headquarters houses Finance, IT, Operations, Legal, Compliance, Internal Audit, Human Capital, and Sales and Marketing, and at year-end we had 974 employees in Nashville. We expect to reach a total of 1,250 employees in Nashville by the end of 2024. We have been actively relocating jobs and expect this transition to take several more years. We will continue to maintain a principal location in New York City, which houses our Portfolio Management, Sell-Side Research and Trading, and New York-based Private Wealth Management businesses.
We believe relocating our corporate headquarters to Nashville affords us the opportunity to provide an improved quality of life alternative for our employees and enables us to attract and recruit new talented employees to a highly desirable location while improving the long-term cost structure of the firm.
During the transition period, which began in 2018 and is expected to continue through 2024, we currently estimate that we will incur transition costs of between $145 million to $155 million. These costs include employee relocation, severance, recruitment, and overlapping compensation and occupancy costs. Over this same period, we expect to realize total expense savings of between $205 million to $215 million. However, we did incur some transition costs before we began to realize expense savings. For the period beginning in 2018 and ending in the fourth quarter of 2021, we incurred $97 million of cumulative transition costs compared to $89 million of cumulative savings. In addition, we incurred $27 million of transition costs for the twelve months ended December 31, 2021, compared to $43 million of expense savings, resulting in an overall net savings of $16 million for the period. In 2021, our net income per unit ("EPU") increased $0.06 as a result of our relocation strategy, which compares to the $0.04 EPU increase that occurred in 2020. We also expect to achieve EPU accretion in each year thereafter. Beginning in 2025, once the transition period has been completed, we estimate ongoing annual expense savings of approximately $75 million to $80 million, which will result from a combination of occupancy and compensation-related savings. Our estimates for both the transition costs and the corresponding expense savings are based on our current assumptions of employee relocation costs, severance, and overlapping compensation and occupancy costs. In addition, our estimates for both the timing of when we incur transition costs and realize the related expense savings are based on our current relocation implementation plan and the timing for execution of each phase. The actual total charges we eventually record, the related expense savings we realize, and the timing of EPU impact may differ from our current estimates as we implement each phase of our headquarters relocation.
2 Permanent capital means investment capital of indefinite duration, which may be withdrawn under certain conditions. Although Equitable Financial has indicated its intention over time to provide this investment capital to AB, which is mutually beneficial to both firms, it has no binding commitment to do so.

2021 Annual Report	35

Part II
During October 2018, we signed a lease, which commenced in the fourth quarter of 2020, relating to 218,976 square feet of space at our new Nashville headquarters. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15-year initial lease term is $134 million.

36	AllianceBernstein

Part II
Although we have presented many of our transition costs and annual expense savings with numerical specificity, and we believe these targets to be reasonable as of the date of this report, the uncertainties surrounding the assumptions we discuss above create a significant risk that these targets may not be achieved.  Accordingly, the expenses we actually incur and the savings we actually realize may differ from our targets, particularly if actual events adversely differ from one or more of our key assumptions.  The transition costs and expense savings, together with their underlying assumptions, are Forward-Looking Statements and can be affected by any of the factors discussed in “Risk Factors” and “Cautions Regarding Forward-Looking Statements” in this 2021 10-K. We strongly caution investors not to place undue reliance on any of these assumptions or our cost and expense targets.  Except as may be required by applicable securities laws, we are not under any obligation, and we expressly disclaim any obligation, to update or alter any assumptions, estimates, financial goals, targets, projections or other related statements that we may make.
AB Holding
AB Holding’s principal source of income and cash flow is attributable to its investment in AB Units. The AB Holding financial statements, notes to the financial statements and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AB.
Results of Operations

	Years Ended December 31			% Change
	2021	2020	2019	2021-20	2020-19
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$1,148,623	$865,952	$752,042	32.6%	15.1%
Weighted average equity ownership interest	36.2%	35.6%	35.4%
Equity in net income attributable to AB Unitholders	$416,326	$308,404	$266,292	35.0	15.8
Income taxes	30,483	29,024	27,729	5.0	4.7
Net income of AB Holding	$385,843	$279,380	$238,563	38.1	17.1
Diluted net income per AB Holding Unit	$3.88	$2.88	$2.49	34.7	15.7
Distributions per AB Holding Unit (1)	$3.90	$2.91	$2.53	34.0	15.0
(1)Distributions reflect the impact of AB’s non-GAAP adjustments.
AB Holding had net income of $385.8 million in 2021 compared to $279.4 million in 2020, reflecting higher net income attributable to AB Unitholders and higher weighted average equity ownership interest. AB Holding had net income of $279.4 million in 2020 compared to $238.6 million in 2019, reflecting higher net income attributable to AB Unitholders.
AB Holding's partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees, brokerage commissions and direct payments for research services) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 7.3% in 2021, 9.4% in 2020 and 10.4% in 2019. See Note 6 to AB Holding’s financial statements in Item 8 for a further description.
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

2021 Annual Report	37

Part II
The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit are as follows:

	Years Ended December 31
	2021	2020	2019
	(in thousands, except per unit amounts)
AB non-GAAP adjustments, before taxes	$2,959	$6,393	$8,648
AB Income tax benefit (expense) on non-GAAP adjustments	71	(523)	1,070
AB non-GAAP adjustments, after taxes	3,030	5,870	9,718
AB Holding’s weighted average equity ownership interest in AB	36.2%	35.6%	35.4%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$1,098	$2,090	$3,441
Net income - diluted, GAAP basis	$385,873	$279,436	$238,642
Impact on AB Holding’s net income of AB non-GAAP adjustments	1,098	2,090	3,441
Adjusted net income - diluted	$386,971	$281,526	$242,083
Diluted net income per AB Holding Unit, GAAP basis	$3.88	$2.88	$2.49
Impact of AB non-GAAP adjustments	0.01	0.03	0.03
Adjusted diluted net income per AB Holding Unit	$3.89	$2.91	$2.52
The degree to which AB’s non-GAAP adjustments impact AB Holding’s net income fluctuates based on AB Holding's ownership percentage in AB.
Tax Legislation
For a discussion of tax legislation, see “Risk Factors - Structure-related Risks” in Item 1A.
Capital Resources and Liquidity
During the year ended December 31, 2021, net cash provided by operating activities was $355.1 million, compared to $270.0 million during the corresponding 2020 period. The increase primarily resulted from higher cash distributions received from AB of $86.3 million. During the year ended December 31, 2020, net cash provided by operating activities was $270.0 million, compared to $222.8 million during the corresponding 2019 period. The increase primarily resulted from higher cash distributions received from AB of $49.5 million.
During the years ended December 31, 2021, 2020 and 2019, net cash used in investing activities was $3.4 million, $0.1 million and $11.5 million, respectively, reflecting investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.
During the year ended December 31, 2021, net cash used in financing activities was $351.7 million, compared to $269.9 million during the corresponding 2020 period. The increase primarily was due to higher cash distributions to Unitholders of $86.6 million, offset by higher proceeds from exercise of compensatory options to buy AB Holding Units of $3.3 million. During the year ended December 31, 2020, net cash used in financing activities was $269.9 million, compared to $211.2 million during the corresponding 2019 period. The increase was primarily due to higher cash distributions to Unitholders of $48.4 million, partially offset by lower proceeds from exercise of compensatory options to buy AB Holding Units of $11.4 million.
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

38	AllianceBernstein

Part II
Commitments and Contingencies
For a discussion of commitments and contingencies, see Note 7 to AB Holding’s financial statements in Item 8.
AB
Assets Under Management
Assets under management by distribution channel are as follows:

	As of December 31			% Change
	2021	2020	2019	2021-20	2020-19
	(in billions)
Institutions	$337.1	$315.6	$282.7	6.8%	11.6%
Retail	319.9	265.3	239.2	20.6	10.9
Private Wealth Management	121.6	105.0	101.0	15.8	3.9
Total	$778.6	$685.9	$622.9	13.5	10.1
Assets under management by investment service are as follows:

	As of December 31			% Change
	2021	2020	2019	2021-20	2020-19
	(in billions)
Equity
Actively Managed	$287.6	$217.8	$177.2	32.1%	22.9%
Passively Managed(1)	71.6	64.5	60.1	10.9	7.3
Total Equity	359.2	282.3	237.3	27.2	19.0
Fixed Income
Actively Managed
Taxable	246.3	263.2	258.3	(6.4)	1.9
Tax–exempt	57.1	50.3	47.1	13.6	6.7
Total	303.4	313.5	305.4	(3.2)	2.6
Passively Managed(1)	13.2	8.5	9.3	55.3	(8.4)
Total Fixed Income	316.6	322.0	314.7	(1.7)	2.3
Alternatives/Multi-Asset Solutions(2)
Actively Managed	97.3	79.1	69.3	23.0	14.2
Passively Managed(1)	5.5	2.5	1.6	116.6	54.1
Total Alternatives/Multi-Asset Solutions	102.8	81.6	70.9	25.9	15.1
Total	$778.6	$685.9	$622.9	13.5%	10.1%
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services. Prior to December 31, 2020, this investment service line was disclosed as "Other." In order to reflect the increasing significance of our Alternatives and Multi-Asset Solutions services, we updated the investment service line to "Alternatives and Multi-Asset Solutions."

2021 Annual Report	39

Part II
Changes in assets under management during 2021 and 2020 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of December 31, 2020	$315.6	$265.3	$105.0	$685.9
Long-term flows:
Sales/new accounts	31.7	100.0	18.3	150.0
Redemptions/terminations	(23.4)	(65.1)	(15.3)	(103.8)
Cash flow/unreinvested dividends	(6.0)	(14.1)	—	(20.1)
Net long-term inflows(1)	2.3	20.8	3.0	26.1
Transfers	(0.2)	0.2	—	—
Market appreciation	19.4	33.6	13.6	66.6
Net change	21.5	54.6	16.6	92.7
Balance as of December 31, 2021	$337.1	$319.9	$121.6	$778.6

Balance as of December 31, 2019	$282.7	$239.2	$101.0	$622.9
Long-term flows:
Sales/new accounts	30.9	78.9	14.3	124.1
Redemptions/terminations	(23.3)	(69.5)	(16.5)	(109.3)
Cash flow/unreinvested dividends	(6.6)	(11.0)	0.2	(17.4)
Net long-term inflows (outflows)(1)	1.0	(1.6)	(2.0)	(2.6)
Acquisitions	—	0.2	—	0.2
Transfers	1.4	(0.6)	(0.8)	—
Market appreciation	30.5	28.1	6.8	65.4
Net change	32.9	26.1	4.0	63.0
Balance as of December 31, 2020	$315.6	$265.3	$105.0	$685.9
(1)Institutional net flows include $1.3 billion and $11.8 billion of AXA redemptions of certain low-fee fixed income mandates for 2021 and 2020, respectively.

40	AllianceBernstein

Part II

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed- Taxable	Fixed Income Actively Managed-Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/ Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of December 31, 2020	$217.8	$64.5	$263.2	$50.3	$8.5	$81.6	$685.9
Long-term flows:
Sales/new accounts	72.9	1.4	44.9	13.5	4.6	12.7	150.0
Redemptions/terminations	(39.6)	(1.1)	(52.6)	(7.8)	(0.4)	(2.3)	(103.8)
Cash flow/unreinvested dividends	(11.4)	(7.8)	(2.2)	0.3	0.8	0.2	(20.1)
Net long-term inflows (outflows)(3)	21.9	(7.5)	(9.9)	6.0	5.0	10.6	26.1
Market appreciation (depreciation)	47.9	14.6	(7.0)	0.8	(0.3)	10.6	66.6
Net change	69.8	7.1	(16.9)	6.8	4.7	21.2	92.7
Balance as of December 31, 2021	$287.6	$71.6	$246.3	$57.1	$13.2	$102.8	$778.6

Balance as of December 31, 2019	$177.2	$60.1	$258.3	$47.1	$9.3	$70.9	$622.9
Long-term flows:
Sales/new accounts	51.4	1.7	54.3	10.3	—	6.4	124.1
Redemptions/terminations	(36.7)	(1.9)	(58.3)	(9.5)	(0.3)	(2.6)	(109.3)
Cash flow/unreinvested dividends	(7.3)	(4.4)	(5.8)	0.2	(1.3)	1.2	(17.4)
Net long-term inflows (outflows)(3)	7.4	(4.6)	(9.8)	1.0	(1.6)	5.0	(2.6)
Acquisitions	—	—	—	—	—	0.2	0.2
Market appreciation	33.2	9.0	14.7	2.2	0.8	5.5	65.4
Net change	40.6	4.4	4.9	3.2	(0.8)	10.7	63.0
Balance as of December 31, 2020	$217.8	$64.5	$263.2	$50.3	$8.5	$81.6	$685.9
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services. Prior to December 31, 2020, this investment service line was disclosed as "Other." In order to reflect the increasing significance of our Alternatives and Multi-Asset Solutions services, we updated the investment service line to "Alternatives and Multi-Asset Solutions."
(3)Fixed income - taxable investment service net flows include $1.3 billion and $11.8 billion of AXA redemptions of certain low-fee fixed income mandates for 2021 and 2020, respectively.

2021 Annual Report	41

Part II
Net long-term inflows (outflows) for actively managed investment services as compared to passively managed investment services during 2021 and 2020 are as follows:

	Years Ended December 31
	2021	2020
	(in billions)
Actively Managed
Equity	$21.9	$7.4
Fixed Income	(3.9)	(8.8)
Alternatives/Multi- Asset Solutions	8.3	4.5
Total	26.3	3.1

Passively Managed
Equity	(7.5)	(4.6)
Fixed Income	5.0	(1.6)
Alternatives/Multi- Asset Solutions	2.3	0.5
Total	(0.2)	(5.7)

Total net long-term inflows (outflows)	$26.1	$(2.6)
Average assets under management by distribution channel and investment service are as follows:

	Years Ended December 31			% Change
	2021	2020	2019	2021-20	2020-19
	(in billions)
Distribution Channel:
Institutions	$325.7	$285.9	$265.4	13.9%	7.7%
Retail	291.0	236.5	212.3	23.0	11.4
Private Wealth Management	114.1	97.1	96.5	17.5	0.7
Total	$730.8	$619.5	$574.2	18.0	7.9
Investment Service:
Equity Actively Managed	$252.2	$179.8	$158.4	40.2	13.5
Equity Passively Managed(1)	68.7	57.1	56.4	20.5	1.2
Fixed Income Actively Managed – Taxable	253.1	254.4	239.7	(0.5)	6.2
Fixed Income Actively Managed – Tax-exempt	53.8	47.9	44.6	12.3	7.5
Fixed Income Passively Managed(1)	9.6	9.4	9.4	1.4	0.2
Alternatives/Multi-Asset Solutions(2)	93.4	70.9	65.7	31.7	7.8
Total	$730.8	$619.5	$574.2	18.0	7.9
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services. Prior to December 31, 2020, this investment service line was disclosed as "Other." In order to reflect the increasing significance of our Alternatives and Multi-Asset Solutions services, we updated the investment service line to "Alternatives and Multi-Asset Solutions."

42	AllianceBernstein

Part II
During 2021, our Institutional channel average AUM of $325.7 billion increased $39.8 billion, or 13.9%, compared to 2020, primarily due to this AUM increasing $21.5 billion, or 6.8%, to $337.1 billion over the last twelve months. The $21.5 billion increase in AUM resulted primarily from market appreciation of $19.4 billion and net inflows of $2.3 billion. During 2020, our Institutional channel average AUM of $285.9 billion increased $20.5 billion, or 7.7%, compared to 2019, primarily due to this AUM increasing $32.9 billion, or 11.6%, to $315.6 billion during 2020. The $32.9 billion increase in AUM resulted primarily from market appreciation of $30.5 billion and net inflows of $1.0 billion.
During 2021, our Retail channel average AUM of $291.0 billion increased $54.5 billion, or 23.0%, compared to 2020, primarily due to this AUM increasing $54.6 billion, or 20.6%, to $319.9 billion over the last twelve months. The $54.6 billion increase in AUM resulted primarily from market appreciation of $33.6 billion and net inflows of $20.8 billion. During 2020, our Retail channel average AUM of $236.5 billion increased $24.2 billion, or 11.4%, compared to 2019, primarily due to this AUM increasing $26.1 billion, or 10.9%, to $265.3 billion during 2020. The $26.1 billion increase in AUM resulted primarily from market appreciation of $28.1 billion, partially offset by net outflows of $1.6 billion.
During 2021, our Private Wealth Management channel average AUM of $114.1 billion increased $17.0 billion, or 17.5%, compared to 2020, primarily due to this AUM increasing $16.6 billion, or 15.8%, to $121.6 billion over the last twelve months. The $16.6 billion increase in AUM resulted primarily from market appreciation of $13.6 billion and net inflows of $3.0 billion. During 2020, our Private Wealth Management channel average AUM of $97.1 billion increased $0.6 billion, or 0.7%, compared to 2019, primarily due to this AUM increasing $4.0 billion, or 3.9%, to $105.0 billion during 2020. The $4.0 billion increase in AUM resulted primarily from market appreciation of $6.8 billion, partially offset by net outflows of $2.0 billion.
Absolute investment composite returns, gross of fees, and relative performance as of December 31, 2021 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year(1)	5-Year(1)
Global High Income - Hedged (fixed income)
Absolute return	4.8%	7.8%	5.6%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	2.3	0.7	0.3
Global Plus - Hedged (fixed income)
Absolute return	(0.5)	4.6	3.8
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	0.9	0.6	0.4
Intermediate Municipal Bonds (fixed income)
Absolute return	1.8	4.0	3.4
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.9	1.0	0.8
U.S. Strategic Core Plus (fixed income)
Absolute return	(0.5)	5.5	4.2
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	1.1	0.7	0.6
Emerging Market Debt (fixed income)
Absolute return	(2.1)	6.7	4.9
Relative return (vs. JPM EMBI Global/JPM EMBI)	(0.6)	0.7	0.4
Sustainable Global Thematic
Absolute return	23.7	31.7	23.5
Relative return (vs. MSCI ACWI Index)	5.2	11.3	9.1

2021 Annual Report	43

Part II

	1-Year	3-Year(1)	5-Year(1)
International Strategic Core Equity
Absolute return	10.8	12.3	10.4
Relative return (vs. MSCI EAFE Index)	(0.4)	(1.3)	0.8
U.S. Small & Mid Cap Value
Absolute return	37.0	20.2	11.1
Relative return (vs. Russell 2500 Value Index)	9.2	1.9	1.3
U.S. Strategic Value
Absolute return	28.3	16.5	9.3
Relative return (vs. Russell 1000 Value Index)	3.1	(1.2)	(1.8)
U.S. Small Cap Growth
Absolute return	10.5	33.1	26.3
Relative return (vs. Russell 2000 Growth Index)	7.7	12.0	11.8
U.S. Large Cap Growth
Absolute return	29.3	33.2	26.4
Relative return (vs. Russell 1000 Growth Index)	1.7	(0.8)	1.1
U.S. Small & Mid Cap Growth
Absolute return	11.9	31.5	23.9
Relative return (vs. Russell 2500 Growth Index)	6.9	6.4	6.3
Concentrated U.S. Growth
Absolute return	32.4	31.3	23.6
Relative return (vs. S&P 500 Index)	3.7	5.3	5.1
Select U.S. Equity
Absolute return	31.2	25.9	18.7
Relative return (vs. S&P 500 Index)	2.5	(0.2)	0.3
Strategic Equities
Absolute return	26.9	23.7	16.3
Relative return (vs. Russell 3000 Index)	1.2	(2.0)	(1.6)
Global Core Equity
Absolute return	19.4	19.6	15.6
Relative return (vs. MSCI ACWI Index)	0.8	(0.8)	1.2
U.S. Strategic Core Equity
Absolute return	25.1	21.4	15.6
Relative return (vs. S&P 500 Index)	(3.7)	(4.7)	(2.9)
Select U.S. Equity Long/Short
Absolute return	19.4	16.6	12.5
Relative return (vs. S&P 500 Index)	(9.3)	(9.5)	(6.0)
(1)Reflects annualized returns.

44	AllianceBernstein

Part II
Consolidated Results of Operations

	Years Ended December 31			% Change
	2021	2020	2019	2021-20	2020-19
	(in thousands, except per unit amounts)
Net revenues	$4,441,602	$3,708,536	$3,518,432	19.8%	5.4%
Expenses	3,225,140	2,801,100	2,694,995	15.1	3.9
Operating income	1,216,462	907,436	823,437	34.1	10.2
Income taxes	62,728	45,653	41,754	37.4	9.3
Net income	1,153,734	861,783	781,683	33.9	10.2
Net income (loss) of consolidated entities attributable to non-controlling interests	5,111	(4,169)	29,641	n/m	n/m
Net income attributable to AB Unitholders	$1,148,623	$865,952	$752,042	32.6	15.1
Diluted net income per AB Unit	$4.18	$3.19	$2.78	31.0	14.7
Distributions per AB Unit	$4.19	$3.20	$2.82	30.9	13.5
Operating margin(1)	27.3%	24.6%	22.6%
(1)Operating income excluding net income (loss) attributable to non-controlling interests as a percentage of net revenues.
Net income attributable to AB Unitholders for the year ended December 31, 2021 increased $282.7 million from the year ended December 31, 2020. The increase primarily is due to (in millions):

Higher base advisory fees	$486.6
Higher distribution revenues	122.5
Higher performance-based fees	112.5
Higher employee compensation and benefits	(221.8)
Higher promotion and servicing expenses	(153.5)
Higher general and administrative expenses	(64.5)
Other	0.9
$282.7
Net income attributable to AB Unitholders for the year ended December 31, 2020 increased $113.9 million from the year ended December 31, 2019. The increase primarily was due to (in millions):

Higher base advisory fees	$90.4
Higher distribution revenues	74.7
Higher Bernstein Research Services revenue	51.8
Higher net income of consolidated entities attributable to non-controlling interest	33.8
Lower performance-based fees	33.0
Higher promotion and servicing expenses	(63.6)
Higher investment losses	(55.1)
Higher employee compensation and benefits	(51.4)
Other	0.3
$113.9

2021 Annual Report	45

Part II

Units Outstanding

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. There was no plan adopted during the fourth quarter of 2021. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

46	AllianceBernstein

Part II

	Years Ended December 31
	2021	2020	2019
	(in thousands)
Net revenues, US GAAP basis	$4,441,602	$3,708,536	$3,518,432
Adjustments:
Distribution-related adjustments:
Distribution revenues	(652,240)	(529,781)	(455,043)
Investment advisory services fees	(90,242)	(66,858)	(47,951)
Pass through adjustments:
Investment advisory services fees	(40,628)	(18,279)	(20,914)
Other revenues	(37,209)	(39,333)	(35,926)
Impact of consolidated company-sponsored funds	(6,933)	954	(33,044)
Long-term incentive compensation-related investment gains and dividend and interest	(6,694)	(6,772)	(8,939)
Write-down of investment	1,880	859	—
Adjusted net revenues	$3,609,536	$3,049,326	$2,916,615
Operating income, US GAAP basis	$1,216,462	$907,436	$823,437
Adjustments:
Real estate	(3,162)	2,880	2,623
Long-term incentive compensation-related items	687	(83)	1,217
EQH award compensation	940	802	1,125
Write-down of investment	1,880	859	—
Acquisition-related expenses	3,214	3,301	6,734
Contingent payment arrangements	(600)	(1,366)	(3,051)
Sub-total of non-GAAP adjustments	2,959	6,393	8,648
Less: Net income (loss) of consolidated entities attributable to non-controlling interests	5,111	(4,169)	29,641
Adjusted operating income	1,214,310	917,998	802,444
Adjusted income taxes	62,658	46,176	40,684
Adjusted net income	$1,151,652	$871,822	$761,760
Diluted net income per AB Unit, GAAP basis	$4.18	$3.19	$2.78
Impact of non-GAAP adjustments	0.02	0.02	0.03
Adjusted diluted net income per AB Unit	$4.20	$3.21	$2.81
Operating margin, GAAP basis	27.3%	24.6%	22.6%
Impact of non-GAAP adjustments	6.3	5.5	4.9
Adjusted operating margin	33.6%	30.1%	27.5%
Adjusted operating income for the year ended December 31, 2021 increased $296.3 million, or 32.3%, from the year ended December 31, 2020, primarily due to higher investment advisory base fees of $460.9 million and higher performance-based fees of $91.7 million, partially offset by higher employee compensation and benefits expenses of $221.4 million and higher general and administrative expenses of $49.2 million.
Adjusted operating income for the year ended December 31, 2020 increased $115.6 million, or 14.4%, from the year ended December 31, 2019, primarily due to higher investment advisory base fees of $74.1 million, higher Bernstein Research Services revenue of $51.8 million, lower promotion and servicing expenses of $33.4 million and higher performance-based fees of $33.2 million, partially offset by higher employee compensation expenses (excluding the impact of long-term incentive compensation-related items) of $56.1 million and higher net investment losses of $22.8 million.

2021 Annual Report	47

Part II
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
During the fourth quarter of 2021, we wrote down an equity method investment; this write down brought the investment balance to zero. Additionally, during the first quarter of 2020, we wrote-down an investment that had been received in exchange for the sale of software technology; the write-down brought the investment balance to zero. Previously, we had been excluding the investment from adjusted net revenues.
Adjusted Operating Income
Adjusted operating income represents operating income on a US GAAP basis excluding (1) real estate charges (credits), (2) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (3) our senior management's EQH award compensation, as discussed below, (4) the write-down of investments (discussed immediately above), (5) acquisition-related expenses, (6) adjustments to contingent payment arrangements, and (7) the impact of consolidated company-sponsored investment funds.
Real estate charges (credits) incurred during the fourth quarter of 2019 through the fourth quarter of 2020, while excluded in the period in which the charges (credits) were recorded, are included ratably over the remaining applicable lease term.
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
The board of directors of EQH granted to Seth P. Bernstein, our CEO, equity awards in connection with EQH's IPO. Additionally, equity awards were granted to Mr. Bernstein and other members of AB's senior management for their membership on the EQH Management Committee. These individuals may receive additional equity or cash compensation from EQH in the future related to their service on the Management Committee. Any awards granted to these individuals by EQH are recorded as compensation expense in AB’s consolidated statement of income. The compensation expense associated with these awards has been excluded from our non-GAAP measures because they are non-cash and are based upon EQH's, and not AB's, financial performance.
The write-down of investments discussed above in Adjusted Net Revenues have been excluded due to their non-recurring nature and because they are not part of our core operating results.

48	AllianceBernstein

Part II
Acquisition-related expenses have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers. During 2021 and 2020, these expenses included an intangible asset impairment charge of $1.0 million and $1.5 million, respectively, relating to our 2016 acquisition.
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
Net Revenues
The components of net revenues are as follows:

	Years Ended December 31			% Change
	2021	2020	2019	2021-20	2020-19
	(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$540,478	$458,449	$451,125	17.9%	1.6%
Performance-based fees	45,580	53,351	27,839	(14.6)	91.6
	586,058	511,800	478,964	14.5	6.9
Retail:
Base fees	1,442,178	1,186,560	1,076,495	21.5	10.2
Performance-based fees	50,669	24,412	22,510	107.6	8.4
	1,492,847	1,210,972	1,099,005	23.3	10.2
Private Wealth Management:
Base fees	966,749	817,801	844,809	18.2	(3.2)
Performance-based fees	148,870	54,863	49,266	171.3	11.4
	1,115,619	872,664	894,075	27.8	(2.4)
Total:
Base fees	2,949,405	2,462,810	2,372,429	19.8	3.8
Performance-based fees	245,119	132,626	99,615	84.8	33.1
	3,194,524	2,595,436	2,472,044	23.1	5.0
Bernstein Research Services	452,017	459,744	407,911	(1.7)	12.7
Distribution revenues	652,240	529,781	455,043	23.1	16.4
Dividend and interest income	38,734	50,923	104,421	(23.9)	(51.2)
Investment (losses) gains	(636)	(16,401)	38,659	(96.1)	n/m
Other revenues	108,409	104,703	97,559	3.5	7.3
Total revenues	4,445,288	3,724,186	3,575,637	19.4	4.2
Less: Interest expense	3,686	15,650	57,205	(76.4)	(72.6)
Net revenues	$4,441,602	$3,708,536	$3,518,432	19.8	5.4

2021 Annual Report	49

Part II
Investment Advisory and Services Fees
Investment advisory and services fees are the largest component of our revenues. These fees generally are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory and services fees divided by average AUM) generally approximate 30 to 105 basis points for actively-managed equity services, 10 to 70 basis points for actively-managed fixed income services and 2 to 40 basis points for passively-managed services. Average basis points realized for other services could range from 4 basis points for certain Institutional third party managed services to over 100 basis points for certain Retail and Private Wealth Management alternative services. These ranges include all-inclusive fee arrangements (covering investment management, trade execution and other services) for our Private Wealth Management clients.
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
We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 6.7%, 8.7% and 0.6% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 4.5% of our AUM).
Our investment advisory and services fees increased by $599.1 million, or 23.1%, in 2021, due to a $486.6 million, or 19.8%, increase in base fees and a $112.5 million increase in performance-based fees. The increase in base fees is primarily due to an 18.0% increase in average AUM, as well as a slight increase in our portfolio fee rate. Our investment advisory and services fees increased by $123.4 million, or 5.0%, in 2020, due to a $90.4 million, or 3.8%, increase in base fees and a $33.0 million increase in performance-based fees. The increase in base fees is primarily due to a 7.9% increase in average AUM, partially offset by a lower portfolio fee rate.
Performance-based fees increased $112.5 million, or 84.8%, in 2021, primarily due to higher performance fees earned on Private Credit Services, U.S. Real Estate Funds, Financial Services Opportunities and U.S. Select Equity, partially offset by lower Arya Partners fees. Performance-based fees increased $33.0 million, or 33.1%, in 2020, primarily due to higher performance-based fees earned on Arya Partners, partially offset by lower Private Credit Services fees.
Institutional investment advisory and services fees increased $74.3 million, or 14.5%, in 2021, due to an increase in base fees of $82.0 million, or 17.9%, partially offset by a decrease in performance-based fees of $7.8 million. The increase in base fees is primarily due to a 13.9% increase in average AUM, an increase in the portfolio fee rate and a shift in product mix from fixed income to active equities and alternatives, which generally earn higher fees. Institutional investment advisory and services fees increased $32.8 million, or 6.9%, in 2020, due to an increase in in performance-based fees of $25.5 million and an increase in base fees of $7.3 million, or 1.6%. The increase in base fees was primarily due to a 7.7% increase in average AUM, partially offset by a lower portfolio fee rate.

50	AllianceBernstein

Part II
Retail investment advisory and services fees increased $281.9 million, or 23.3%, in 2021, due to an increase in base fees of $255.6 million, or 21.5%, and a $26.3 million increase in performance-based fees. The increase in base fees is primarily due to a 23.0% increase in average AUM. Retail investment advisory and services fees increased $112.0 million, or 10.2%, in 2020, due to an increase in base fees of $110.1 million, or 10.2%, and a $1.9 million increase in performance-based fees. The increase in performance-based fees was primarily due to a 11.4% increase in average AUM, partially offset by a lower portfolio fee rate.
Private Wealth Management investment advisory and services fees increased by $243.0 million, or 27.8%, in 2021, due to a increase in base fees of $148.9 million, or 18.2%, and a $94.0 million increase in performance-based fees. The increase in base fees is primarily due to a 17.5% increase in average AUM. Private Wealth Management investment advisory and services fees decreased $21.4 million, or 2.4%, in 2020, due to an decrease in base fees of $27.0 million, or 3.2%, partially offset by a increase in performance-based fees of $5.6 million. The decrease in base fees was primarily due to the impact of a lower portfolio fee rate, as well as a product mix shift with high fee value equity strategies representing a lower percentage of our total AUM than in prior periods.
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
Revenues from Bernstein Research Services decreased $7.7 million, or 1.7%, in 2021. The decrease was due to lower trading activity driven by lower global market volatility as compared to the COVID-related volatility in 2020. This was partially offset by higher research payments across Bernstein and Autonomous products.
Revenues from Bernstein Research Services increased $51.8 million, or 12.7%, in 2020. The increase was due to higher market volatility in 2020, particularly between March and June 2020, primarily as a result of the COVID-19 pandemic, which led to higher customer activity and greater global trading volumes. Any decreases in customer activity and trading volumes will have a corresponding effect on Bernstein Research Services revenue. Furthermore, all of 2020 included revenues from our acquisition of Autonomous (which closed on April 1, 2019).
Distribution Revenues
Two of our subsidiaries act as distributors and/or placement agents of company-sponsored mutual funds and receive distribution services fees from certain of those funds as full or partial reimbursement of the distribution expenses they incur. Period-over-period fluctuations of distribution revenues typically are in line with fluctuations of the corresponding average AUM of these mutual funds.
Distribution revenues increased $122.5 million, or 23.1%, in 2021, primarily due to the corresponding average AUM of these mutual funds increasing 17.2%. Distribution revenues increased $74.7 million, or 16.4%, in 2020, primarily due to the corresponding average AUM of these mutual funds increasing 13.2%.
Dividend and Interest Income and Interest Expense
Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts.
Dividend and interest income decreased $12.2 million, or 23.9%, in 2021, primarily due to lower interest earned on U.S. Treasury Bills as well as lower dividend and interest income in our consolidated company-sponsored investment funds. Interest expense decreased $12.0 million, or 76.4%, in 2021, due to lower interest paid on cash balances in customers' brokerage accounts.
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

2021 Annual Report	51

Part II
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
Investment gains (losses) are as follows:

	Years Ended December 31
	2021	2020	2019
	(in thousands)
Long-term incentive compensation-related investments:
Realized gains	$2,213	$2,655	$1,672
Unrealized gains	2,446	2,914	5,859

Investments held by consolidated company-sponsored investment funds:
Realized (losses) gains	(2,341)	3,357	9,378
Unrealized (losses) gains	(1,882)	(854)	36,150

Seed capital investments:
Realized gains (losses)
Seed capital and other	20,263	25,002	17,301
Derivatives	(22,313)	(30,343)	(30,320)
Unrealized (losses) gains
Seed capital and other	(6,907)	(12,387)	7,510
Derivatives	8,992	(5,220)	(8,013)

Brokerage-related investments:
Realized (losses)	(829)	(1,188)	(1,209)
Unrealized (losses) gains	(278)	(337)	331
	$(636)	$(16,401)	$38,659
Other Revenues
Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the General Accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues increased $3.7 million, or 3.5%, in 2021, primarily due to higher shareholder servicing fees, partially offset by lower brokerage income. Other revenues increased $7.1 million, or 7.3%, in 2020, primarily due to higher shareholder servicing fees, higher brokerage income and higher mutual fund reimbursements, partially offset by lower investment income related to our consolidated company-sponsored investment funds.

52	AllianceBernstein

Part II
Expenses
The components of expenses are as follows:

	Years Ended December 31			% Change
	2021	2020	2019	2021-20	2020-19
	(in thousands)
Employee compensation and benefits	$1,716,013	$1,494,198	$1,442,783	14.8%	3.6%
Promotion and servicing:
Distribution-related payments	708,117	569,283	487,965	24.4	16.7
Amortization of deferred sales commissions	34,364	27,355	15,029	25.6	82.0
Trade execution, marketing, T&E and other	197,486	189,787	219,860	4.1	(13.7)
	939,967	786,425	722,854	19.5	8.8
General and administrative:
General and administrative	555,608	485,544	484,750	14.4	0.2
Real estate charges	—	5,526	3,324	(100.0)	66.2
	555,608	491,070	488,074	13.1	0.6
Contingent payment arrangements	2,710	1,855	(510)	46.1	n/m
Interest on borrowings	5,145	6,180	13,035	(16.7)	(52.6)
Amortization of intangible assets	5,697	21,372	28,759	(73.3)	(25.7)
Total	$3,225,140	$2,801,100	$2,694,995	15.1	3.9
Employee Compensation and Benefits
Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).
Compensation expense as a percentage of net revenues was 38.6%, 40.3% and 41.0% for the years ended December 31, 2021, 2020 and 2019, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, with the approval of the Compensation and Workplace Practices Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), periodically confirms that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 7). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 0.9%, 0.9% and 1.2% of adjusted net revenues for 2021, 2020 and 2019, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to some of our firm's senior management relating to their roles as members of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense generally should not exceed 50% of our adjusted net revenues, except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted net revenues were 46.5%, 47.9% and 47.9%, respectively, for the years ended December 31, 2021, 2020 and 2019.
In 2021, employee compensation and benefits expense increased $221.8 million, or 14.8%, primarily due to higher incentive compensation of $124.6 million, higher base compensation of $48.9 million (primarily higher base salaries), higher commissions of $25.0 million, higher fringes of $20.1 million and higher other employment costs of $3.3 million. In 2020, employee compensation and benefits expense increased $51.4 million, or 3.6%, primarily due to higher incentive compensation of $58.8 million and higher base compensation of $13.5 million (primarily higher base salaries), offset by lower fringes of $8.5 million, lower commissions of $6.2 million and lower other employment costs of $6.2 million.

2021 Annual Report	53

Part II
Promotion and Servicing
Promotion and servicing expenses include distribution-related payments to financial intermediaries for distribution of AB mutual funds and amortization of deferred sales commissions paid to financial intermediaries for the sale of back-end load shares of AB mutual funds. Also included in this expense category are costs related to trade execution and clearance, travel and entertainment, advertising and promotional materials.
Promotion and servicing expenses increased $153.5 million, or 19.5%, in 2021. The increase was primarily due to higher distribution-related payments of $138.8 million, higher transfer fees of $10.1 million, higher amortization of deferred sales commissions of $7.0 million and higher marketing expenses of $4.9 million, partially offset by lower trade execution and clearance expenses of $7.4 million. Promotion and servicing expenses increased $63.6 million, or 8.8%, in 2020. The increase primarily was due to higher distribution-related payments of $81.3 million, higher amortization of deferred sales commissions of $12.3 million, higher trade execution and clearance expenses of $7.9 million and higher transfer fees of $4.8 million, offset by lower travel and entertainment expenses of $34.3 million and lower marketing expense of $8.4 million. The decrease in travel and entertainment and marketing expense was primarily as a result of cost savings associated with the COVID-19 pandemic.
General and Administrative
General and administrative expenses include portfolio services fees, technology fees, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 12.5%, 13.2% and 13.9% for the years ended December 31, 2021, 2020 and 2019, respectively. General and administrative expenses increased $64.5 million, or 13.1%, in 2021. The increase was primarily due to higher portfolio services fees of $34.0 million, higher technology fees of $14.3 million, higher office-related expenses of $7.6 million, higher professional fees of $6.6 million and an unfavorable foreign exchange translation impact of $5.2 million, partially offset by lower charitable contributions of $4.9 million. General and administrative expenses increased $3.0 million, or 0.6%, during 2020, primarily due to higher technology fees of $4.7 million, higher charitable contributions of $3.9 million, higher portfolio service fees of $3.6 million, higher real estate charges of $2.2 million and higher other taxes of $1.6 million, partially offset by lower professional fees of $9.1 million and lower office-related expenses of $3.5 million.
Contingent Payment Arrangements
Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in previous periods, as well as accretion expense of these liabilities. The expense of $2.7 million for 2021 reflects accretion expense of $3.3 million, offset by the change in estimate of the contingent consideration payable relating to our 2016 acquisition of $0.6 million. The expense of $1.9 million for 2020 reflects accretion expense of $3.3 million, offset by the change in estimate of the contingent consideration payable relating to our 2016 acquisition of $1.4 million.
Interest on Borrowings
Interest expense decreased $1.0 million, or 16.7%, in 2021, reflecting lower interest rates partially offset by higher weighted average borrowings. Average daily borrowings for both the EQH facility and commercial paper were $561.6 million at a weighted average interest rate of 0.2% during 2021 compared to $554.0 million and 0.5% during 2020. Interest expense decreased 52.6% in 2020, reflecting lower interest rates partially offset by higher weighted average borrowings. Average daily borrowings for both the EQH facility and commercial paper were $554.0 million at a weighted average interest rate of 0.5% during 2020 compared to $436.9 million and 2.5% during 2019.
Amortization of Intangible Assets
Amortization of intangible assets reflects our amortization of costs assigned to acquired investment management contracts with a finite life. These assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life. Amortization of intangible assets decreased $15.7 million, or 73.3%, and $7.4 million, or 25.7%, in 2021 and 2020, respectively. The decrease in both periods was primarily due to the full amortization of intangible assets related to the Bernstein acquisition as of September 30, 2020. As a result, $5.2 million of quarterly amortization expense ceased after the third quarter of 2020.

54	AllianceBernstein

Part II
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
Income tax expense increased $17.1 million, or 37.4%, in 2021 compared to 2020. This increase is due to higher pre-tax book income which resulted in a higher effective tax rate in 2021 of 5.2% compared to 5.0% in 2020.
Income tax expense increased $3.9 million, or 9.3%, in 2020 compared to 2019. This increase is due to higher pre-tax book income, offset by a slightly lower effective tax rate in 2020 of 5.0% compared to 5.1% in 2019. The decrease in our effective tax rate was driven by a reduction of one-time discrete items.
Net Income (Loss) of Consolidated Entities Attributable to Non-Controlling Interests
Net income (loss) of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. In 2021, we had $5.1 million of net income of consolidated entities attributable to non-controlling interests, primarily due to gains on investments held by our consolidated company-sponsored investment funds. In 2020, we had $4.2 million of net losses of consolidated entities attributable to non-controlling interests, primarily due to losses on investments held by our consolidated company-sponsored investment funds. In 2019 we had $29.6 million of net gains of consolidated entities attributable to non-controlling interests, primarily due to gains on investments held by our consolidated company-sponsored investment funds.
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
During 2021, net cash provided by operating activities was $1.3 billion, compared to $1.5 billion during 2020. The change primarily was due to net activity of our consolidated company-sponsored investment funds of $560.6 million, an increase in other assets of $75.7 million and higher net purchases of broker-dealer investments of $33.3 million, partially offset by higher earnings of $346.2 million, an increase in broker-dealer related payables (net of receivable and segregated U.S. Treasury Bills activity) of $72.9 million and an increase in accounts payable and accrued expenses of $25.2 million. During 2020, net cash provided by operating activities was $1.5 billion, compared to $827.5 million during 2019. The change primarily was due to net activity of our consolidated company-sponsored investment funds of $468.2 million, an increase in broker-dealer related payables (net of receivable and segregated U.S. Treasury Bills activity) of $368.0 million, a decrease in other assets of $92.3 million, an increase in accounts payable and accrued expenses of $67.2 million and an increase in accrued compensation of $54.4 million, partially offset by higher net purchases of broker-dealer investments of $454.1 million.
During 2021, net cash used in investing activities was $65.7 million, compared to $59.1 million during 2020. The change is primarily due to higher purchases of furniture, equipment and leasehold improvements of $20.4 million, partially offset by lower cash paid for acquisitions, net of cash acquired, of $9.8 million and lower purchases of equity method investments of $4.1 million. During 2020, net cash used in investing activities was $59.1 million, compared to $23.0 million during 2019. The change is primarily due to $13.6 million paid for acquisitions, net of cash acquired, $4.1 million paid for equity method investments and higher purchases of furniture, equipment and leasehold improvements of $13.2 million.
During 2021, net cash used in financing activities was $0.9 billion, compared to $1.1 billion during 2020. The change reflects the net purchases of non-controlling interests of consolidated company-sponsored investment funds in 2021 as compared to net redemptions in 2020 (impact of $532.7 million), partially offset by higher distributions to the General Partner and Unitholders of $223.0 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears) and an increase in the net purchases of AB Holding Units to fund long-term incentive compensation plans of $113.2 million. During 2020, net cash used in financing activities was $1.1 billion, compared to $775.0 million during 2019. The change reflects higher redemptions of non-controlling interests of consolidated company-sponsored investment funds of $369.1 million and higher distributions to the General Partner and Unitholders of $133.4 million, partially offset by higher net proceeds of debt of $112.9 million and an increase in overdrafts payable of $47.3 million.

2021 Annual Report	55

Part II
As of December 31, 2021, AB had $1.3 billion of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds), all of which is available for liquidity but consist primarily of cash on deposit for our broker-dealers related to various customer clearing activities, and cash held by foreign subsidiaries of $675.3 million.
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
AB maintains a guarantee in connection with an $800 million committed, unsecured senior revolving credit facility (the "Credit Facility"). If SCB LLC is unable to meet its obligations, AB will pay the obligations when due or on demand. In addition, during 2021 AB established two additional uncommitted lines of credit for $100.0 million and $50.0 million, respectively, which are available for both AB's and SCB LLC's business. AB has guaranteed the obligations of SCB LLC under these lines of credit. AB maintains guarantees totaling $415.0 million for SCB LLC’s five uncommitted lines of credit.
AB maintains a guarantee with a commercial bank, under which we guarantee the obligations in the ordinary course of business of each of SCB LLC, our U.K.-based broker-dealer and our Cayman subsidiary. We also maintain three additional guarantees with other commercial banks under which we guarantee approximately $277.4 million of obligations for our U.K.-based broker-dealer and $99.0 million of obligations for our India-based broker-dealer. In the event that any of these three entities is unable to meet its obligations, AB will pay the obligations when due or on demand.
We also have two smaller guarantees with a commercial bank totaling approximately $2.0 million, under which we guarantee certain obligations in the ordinary course of business of one of our foreign subsidiaries.
We have not been required to perform under any of the above agreements and currently have no liability in connection with these agreements.
Aggregate Contractual Obligations
During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of December 31, 2021, we had funded $22.4 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $27.3 million, as amended in 2020, in the Real Estate Fund II. As of December 31, 2021, we had funded $21.1 million of this commitment.
We have various compensation and benefit obligations, including accrued salaries and fringes, commissions, payroll taxes, incentive payments and deferred compensation arrangements. The majority of our compensation and benefits obligations are paid out in less than one year, while the deferred compensation obligations are payable over various periods, with the majority payable over periods of up to three years. Accrued compensation and benefits at December 31, 2021 totaled $353.6 million. This amount excludes our accrued pension obligation. Offsetting our accrued compensation obligations are long-term incentive compensation-related investments and money market investments we funded totaling $65.7 million, which are included in our consolidated statement of financial condition. Any amounts reflected on the consolidated statement of financial condition as payables (to broker-dealers, brokerage clients and company-sponsored mutual funds) and accounts payable and accrued expenses are excluded from the aforementioned accrued compensation and benefits obligation amount.
We expect to make contributions to our qualified profit sharing plan of approximately $16.5 million in each of the next four years. We do not currently anticipate that we will contribute to the Retirement Plan during 2022.

56	AllianceBernstein

Part II
The 2017 Tax Act (enacted in the U.S. on December 22, 2017) imposed a federal transition tax on mandatory deemed repatriation of certain deferred foreign earnings. Management elected to pay the transition tax in installments over an eight-year period from 2018 to 2025. The federal transition tax obligation at December 31, 2021 totaled $13.3 million and is recorded to income tax payable on our consolidated statement of financial condition. See Note 20 to our consolidated financial statements in Item 8 for further discussion of our taxes.
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
Goodwill
As of December 31, 2021, we had goodwill of $3.1 billion on the consolidated statement of financial condition. We have determined that AB has only one reporting segment and reporting unit. We test our goodwill annually, as of September 30, for impairment. As of September 30, 2021, the impairment test indicated that goodwill was not impaired. The carrying value of goodwill is also reviewed if facts and circumstances occur that suggest possible impairment, such as significant declines in AUM, revenues, earnings or the price of an AB Holding Unit.
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
Throughout the year, the carrying value of goodwill is also reviewed for impairment if certain events or changes in circumstances occur and trigger whether an interim impairment test may be required. Such changes in circumstances may include, but are not limited to, a sustained decrease in the price of an AB Holding Unit or declines in AB’s market capitalization that would suggest that the fair value of the reporting unit is less than the carrying amount; significant and unanticipated declines in AB’s assets under management or revenues; and/or lower than expected earnings per unit. Any of these changes in circumstances could suggest the possibility that goodwill is impaired, but none of these events or circumstances by itself would indicate that it is more likely than not that goodwill is impaired. Instead, they are merely recognized as triggering events for the consideration of impairment and must be viewed in combination with any mitigating or positive factors. A holistic evaluation of all events since the most recent quantitative impairment test must be done to determine whether it is more likely than not that the reporting unit is impaired.
Under ASU 2017-04, Simplifying the Test for Goodwill Impairment, a goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Under this guidance, the goodwill impairment test no longer includes a determination by management of whether a decline in fair value is temporary; however, it is important that management's determination of fair value reflect the impact of changing market conditions, including the severity and anticipated duration of any such changes.
Loss Contingencies
Management continuously reviews with legal counsel the status of regulatory matters and pending or threatened litigation. We evaluate the likelihood that a loss contingency exists and record a loss contingency if it is both probable and reasonably estimable as of the date of the financial statements. See Note 14 to our consolidated financial statements in Item 8.

2021 Annual Report	57

Part II
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
•Our Relocation Strategy: While many of the expenses, expense savings and EPU impact we expect will result from our Relocation Strategy are presented with numerical specificity, and we believe these figures to be reasonable as of the date of this report, the uncertainties surrounding the assumptions on which our estimates are based create a significant risk that our current estimates may not be realized. These assumptions include:
•the amount and timing of employee relocation costs, severance, and overlapping compensation and occupancy costs we experience; and
•the timing for execution of each phase of our relocation implementation plan.
•The Adverse Impact of COVID-19: The severity of the expected adverse impact on our AUM and revenues of the economic downturn caused by the COVID-19 pandemic will depend on the depth and length of the downturn and its impact on the companies in which we invest. Our conclusions about the possible continuing significant adverse impact on us is based on our assumptions that the recovery will be gradual and that there may be lasting unemployment and economic damage. We

58	AllianceBernstein

Part II
believe that these assumptions are reasonable, but they may not be correct and economic conditions likely will differ from our assumptions.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
AB Holding

Market Risk, Risk Management and Derivative Financial Instruments

AB Holding’s sole investment is AB Units. AB Holding did not own, nor was it a party to, any derivative financial instruments during the years ended December 31, 2021, 2020 and 2019.
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
Trading and Non-Trading Market Risk Sensitive Instruments

Investments with Interest Rate Risk—Fair Value

The table below provides our potential exposure with respect to our fixed income investments, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing as of December 31, 2021 and 2020. Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent our view of future market movements. While these fair value measurements provide a representation of interest rate sensitivity of our investments in fixed income mutual funds and fixed income hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31
	2021		2020
	Fair Value	Effect of +100 Basis Point Change	Fair Value	Effect of +100 Basis Point Change
	(in thousands)
Fixed Income Investments:
Trading	$100,661	$(6,976)	$35,555	$(2,457)

2021 Annual Report	59

Part II

Investments with Equity Price Risk—Fair Value

Our investments also include investments in equity securities, mutual funds and hedge funds. The following table provides our potential exposure with respect to our equity investments, measured in terms of fair value, to an immediate 10% decrease in equity prices from those prevailing as of December 31, 2021 and 2020. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent our view of future market movements. While these fair value measurements provide a representation of equity price sensitivity of our investments in equity securities, mutual funds and hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31
	2021		2020
	Fair Value	Effect of -10% Equity Price Change	Fair Value	Effect of -10% Equity Price Change
	(in thousands)
Equity Investments:
Trading	$85,704	$(8,570)	$137,529	$(13,753)
Other investments	$87,053	$(8,705)	$80,291	$(8,029)

60	AllianceBernstein

Part II
Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the General Partner and Unitholders of AllianceBernstein Holding L.P.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying statements of financial condition of AllianceBernstein Holding L.P. (the “Company”) as of December 31, 2021 and 2020, and the related statements of income, of comprehensive income, of changes in partners’ capital and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

2021 Annual Report	61

Part II
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

Measurement of Equity in Net Income Attributable to AB Unitholders – Performance-Based Fees

As described in Notes 1 and 2 to the financial statements, the Company’s principal source of income and cash flow is attributable to its investment in AllianceBernstein L.P. (AB) limited partnership interests. The equity in net income attributable to AB unitholders was $416.3 million for the year ended December 31, 2021. The Company records its investment in AB using the equity method of accounting. The Company’s investment is increased to reflect its proportionate share of income of AB, decreased to reflect its proportionate share of losses of AB and cash distributions made by AB to its unitholders and adjusted to reflect its proportionate share of certain capital transactions of AB. The Company’s proportionate share of income of AB includes performance-based fees recognized by AB. As disclosed by management, the transaction price for the asset management performance obligation for certain hedge fund and alternative investment advisory contracts, provide for a performance-based fee, in addition to the base advisory fee, which is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. The performance-based fees are forms of variable consideration and are therefore excluded from the transaction price until it becomes probable that there will not be significant reversal of the cumulative revenue recognized. Constraining factors impacting the amount of variable consideration included in the transaction price include the contractual claw-back provisions to which the variable consideration is subject, the length of time to which the uncertainty of the consideration is subject, the number and range of possible consideration amounts, the probability of significant fluctuations in the fund’s market value and the level at which the fund’s value exceeds the contractual threshold required to earn such a fee. With respect to the constraining factors related to the fund’s market value, management measures assets under management (AUM) using established market-based valuation methods and fair valuation (non-observable market) methods. Fair valuation methods, including discounted cash flow models and other methods, are used only where AUM cannot be valued using market-based valuation methods, such as in the case of private equity or illiquid securities.

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
/s/PricewaterhouseCoopers LLP
Nashville, Tennessee
February 11, 2022
We have served as the Company’s auditor since 2006.

62	AllianceBernstein

Part II

AllianceBernstein Holding L.P.

Statements of Financial Condition

	Years Ended December 31
	2021	2020
	(in thousands, except unit amounts)
ASSETS
Investment in AB	$1,623,764	$1,605,941
Other assets	—	92
Total assets	$1,623,764	$1,606,033
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$2,140	$1,876
Total liabilities	2,140	1,876
Commitments and contingencies (See Note 7)
Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,439	1,410
Limited partners: 99,171,727 and 98,222,942 limited partnership units issued and outstanding	1,696,199	1,656,816
AB Holding Units held by AB to fund long-term incentive compensation plans	(43,309)	(20,171)
Accumulated other comprehensive loss	(32,705)	(33,898)
Total partners’ capital	1,621,624	1,604,157
Total liabilities and partners’ capital	$1,623,764	$1,606,033
See Accompanying Notes to Financial Statements.

2021 Annual Report	63

Part II

AllianceBernstein Holding L.P.

Statements of Income

	Years Ended December 31
	2021	2020	2019
	(in thousands, except per unit amounts)
Equity in net income attributable to AB Unitholders	$416,326	$308,404	$266,292
Income taxes	30,483	29,024	27,729
Net income	$385,843	$279,380	$238,563
Net income per unit:
Basic	$3.88	$2.88	$2.49
Diluted	$3.88	$2.88	$2.49
See Accompanying Notes to Financial Statements.

64	AllianceBernstein

Part II

AllianceBernstein Holding L.P.

Statements of Comprehensive Income

	Years Ended December 31
	2021	2020	2019
	(in thousands)
Net income	$385,843	$279,380	$238,563
Other comprehensive (loss) income:
Foreign currency translation adjustments, before reclassification and tax	(2,894)	8,579	1,900
Less: reclassification adjustment for gains (losses) included in net income upon liquidation	1,613	(77)	—
Foreign currency translation adjustments, before tax	(4,507)	8,656	1,900
Income tax benefit (expense)	147	(310)	(161)
Foreign currency translation adjustments, net of tax	(4,360)	8,346	1,739
Changes in employee benefit related items:
Amortization of prior service cost	7	8	6
Recognized actuarial gain (loss)	5,566	(1,557)	(3,011)
Changes in employee benefit related items	5,573	(1,549)	(3,005)
Income tax (expense) benefit	(20)	(67)	99
Employee benefit related items, net of tax	5,553	(1,616)	(2,906)
Other comprehensive income (loss)	1,193	6,730	(1,167)
Comprehensive income	$387,036	$286,110	$237,396
See Accompanying Notes to Financial Statements.

2021 Annual Report	65

Part II

AllianceBernstein Holding L.P.

Statements of Changes in Partners’ Capital

	Years Ended December 31
	2021	2020	2019
	(in thousands)
General Partner’s Capital
Balance, beginning of year	$1,410	$1,402	$1,385
Net income	387	288	249
Cash distributions to Unitholders	(358)	(280)	(232)
Balance, end of year	1,439	1,410	1,402
Limited Partners’ Capital
Balance, beginning of year	1,656,816	1,619,200	1,555,892
Net income	385,456	279,092	238,314
Cash distributions to Unitholders	(357,097)	(270,601)	(222,253)
Retirement of AB Holding Units	(143,460)	(78,388)	(110,752)
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	151,082	107,366	146,488
Exercise of compensatory options to buy AB Holding Units	3,402	147	11,511
Balance, end of year	1,696,199	1,656,816	1,619,200
AB Holding Units held by AB to fund long-term incentive compensation plans
Balance, beginning of year	(20,171)	(27,436)	(27,759)
Change in AB Holding Units held by AB to fund long-term incentive compensation plans	(23,138)	7,265	323
Balance, end of year	(43,309)	(20,171)	(27,436)
Accumulated Other Comprehensive (Loss) Income
Balance, beginning of year	(33,898)	(40,628)	(39,461)
Foreign currency translation adjustment, net of tax	(4,360)	8,346	1,739
Changes in employee benefit related items, net of tax	5,553	(1,616)	(2,906)
Balance, end of year	(32,705)	(33,898)	(40,628)
Total Partners’ Capital	$1,621,624	$1,604,157	$1,552,538
See Accompanying Notes to Financial Statements.

66	AllianceBernstein

Part II

AllianceBernstein Holding L.P.

Statements of Cash Flows

	Years Ended December 31
	2021	2020	2019
	(in thousands)
Cash flows from operating activities:
Net income	$385,843	$279,380	$238,563
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(416,326)	(308,404)	(266,292)
Cash distributions received from AB	385,236	298,919	249,463
Changes in assets and liabilities:
Decrease (increase) in other assets	92	(31)	(61)
Increase in other liabilities	264	150	1,082
Net cash provided by operating activities	355,109	270,014	222,755
Cash flows from investing activities:
Investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units	(3,402)	(147)	(11,511)
Net cash used in investing activities	(3,402)	(147)	(11,511)
Cash flows from financing activities:
Cash distributions to Unitholders	(357,455)	(270,881)	(222,485)
Capital contributions from (to) AB	2,346	867	(270)
Proceeds from exercise of compensatory options to buy AB Holding Units	3,402	147	11,511
Net cash used in financing activities	(351,707)	(269,867)	(211,244)

Change in cash and cash equivalents	—	—	—
Cash and cash equivalents as of beginning of the year	—	—	—
Cash and cash equivalents as of end of the year	$—	$—	$—

Cash paid:
Income taxes	30,127	28,906	26,650

Non-cash investing activities:
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	151,082	107,366	146,488
Retirement of AB Holding Units	(143,460)	(78,388)	(110,752)
See Accompanying Notes to Financial Statements.

2021 Annual Report	67

Part II

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
Organization
As of December 31, 2021, EQH owns approximately 4.0% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

68	AllianceBernstein

Part II
As of December 31, 2021, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

EQH and its subsidiaries	63.0%
AB Holding	36.2
Unaffiliated holders	0.8
100.0%
Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 64.5% economic interest in AB as of December 31, 2021.
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
On February 11, 2022, the General Partner declared a distribution of $1.29 per unit, representing a distribution of Available Cash Flow for the three months ended December 31, 2021. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on March 17, 2022 to holders of record at the close of business on February 22, 2022.
Total cash distributions per Unit paid to Unitholders during 2021, 2020 and 2019 were $3.58, $2.79 and $2.32, respectively.
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

2021 Annual Report	69

Part II
Repurchases of AB Holding Units for the years ended December 31, 2021 and 2020 consisted of the following:

	Years Ended December 31
	2021	2020
	(in millions)
Total amount of AB Holding Units Purchased(1)	5.6	5.4
Total Cash Paid for AB Holding Units Purchased(1)	$262.3	$149.0
Open Market Purchases of AB Holding Units Purchased(2)	2.6	3.1
Total Cash Paid for Open Market Purchases of AB Holding Units(2)	$117.9	$74.0
(1)Purchased on a trade date basis.
(2)The remainder related to purchases of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority to repurchase AB Holding Units on AB’s behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the U.S. Securities and Exchange Commission (“SEC”) as well as certain price, market volume and timing constraints specified in the plan. We did not adopt a plan during the fourth quarter of 2021. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.
During 2021, AB granted to employees and Eligible Directors 7.0 million restricted AB Holding Units (including 3.4 million granted in December for 2021 year-end awards). During 2020, AB granted to employees and Eligible Directors 5.7 million restricted AB Holding Units (including 5.0 million granted in December for 2020 year-end awards). AB used AB Holding Units repurchased during the periods and newly-issued AB Holding Units to fund these awards.
During 2021 and 2020, AB Holding issued 0.1 million and 5,182 AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $3.4 million and $0.1 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.
Subsequent Events
We have evaluated subsequent events through the date that these financial statements were filed with the Securities and Exchange Commission and did not identify any subsequent events that would have required disclosure in these financial statements.

70	AllianceBernstein

Part II
3. Net Income Per Unit
Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each year. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income - diluted”) and dividing by the diluted weighted average number of units outstanding for each year.

	Years Ended December 31
	2021	2020	2019
	(in thousands, except per unit amounts)
Net income - basic	$385,843	$279,380	$238,563
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	30	56	79
Net income - diluted	$385,873	$279,436	$238,642
Weighted average units outstanding - basic	99,545	96,870	95,884
Dilutive effect of compensatory options	11	27	44
Weighted average units outstanding - diluted	99,556	96,897	95,928
Basic net income per unit	$3.88	$2.88	$2.49
Diluted net income per unit	$3.88	$2.88	$2.49

	Years Ended December 31
	2021	2020	2019
Anti-dilutive options excluded from diluted net income	—	29,056	29,056
4. Investment in AB
Changes in AB Holding’s investment in AB for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
	(in thousands)
Investment in AB as of January 1,	$1,605,941	$1,554,203
Equity in net income attributable to AB Unitholders	416,326	308,404
Changes in accumulated other comprehensive income	1,193	6,730
Cash distributions received from AB	(385,236)	(298,919)
Additional investments with proceeds from exercises of compensatory options to buy AB Holding Units	3,402	147
Capital contributions (from) AB	(2,346)	(867)
AB Holding Units retired	(143,460)	(78,388)
AB Holding Units issued to fund long-term incentive compensation plans	151,082	107,366
Change in AB Holding Units held by AB for long-term incentive compensation plans	(23,138)	7,265
Investment in AB as of December 31,	$1,623,764	$1,605,941

2021 Annual Report	71

Part II
5. Units Outstanding
Changes in AB Holding Units outstanding for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Outstanding as of January 1,	98,322,942	98,192,098
Options exercised	143,211	5,182
Units issued	3,917,437	3,363,132
Units retired	(3,111,863)	(3,237,470)
Outstanding as of December 31,	99,271,727	98,322,942
6. Income Taxes
AB Holding is a publicly-traded partnership ("PTP") for federal tax purposes and, accordingly, is not subject to federal or state corporate income taxes. However, AB Holding is subject to the 4.0% New York City unincorporated business tax (“UBT”), net of credits for UBT paid by AB, and to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business. AB Holding’s partnership gross income is derived from its interest in AB.
The principal reasons for the difference between AB Holding’s effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31
	2021		2020		2019
	(in thousands)
UBT statutory rate	$16,653	4.0%	$12,336	4.0%	$10,652	4.0%
Federal tax on partnership gross business income	29,643	7.1	28,522	9.2	27,197	10.2
State income taxes	840	0.2	502	0.2	532	0.2
Credit for UBT paid by AB	(16,653)	(4.0)	(12,336)	(4.0)	(10,652)	(4.0)
Income tax expense and effective tax rate	$30,483	7.3	$29,024	9.4	$27,729	10.4
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

	Years Ended December 31			% Change
	2021	2020	2019	2021-20	2020-19
	(in thousands)
Net income attributable to AB Unitholders	$1,148,623	$865,952	$752,042	32.6%	15.1%
Multiplied by: weighted average equity ownership interest	36.2%	35.6%	35.4%
Equity in net income attributable to AB Unitholders	$416,326	$308,404	$266,292	35.0	15.8

AB qualifying revenues	$2,779,281	$2,740,137	$2,640,169	1.4	2.4
Multiplied by: weighted average equity ownership interest for calculating tax	30.5%	30.1%	29.4%
Multiplied by: federal tax	3.5%	3.5%	3.5%
Federal income taxes	29,643	28,522	27,197
State income taxes	840	502	532
Total income taxes	$30,483	$29,024	$27,729	5.0	4.7

72	AllianceBernstein

Part II
In order to preserve AB Holding’s status as a PTP for federal income tax purposes, management ensures that AB Holding does not directly or indirectly (through AB) enter into a substantial new line of business. If AB Holding were to lose its status as a PTP, it would be subject to corporate income tax, which would reduce materially AB Holding’s net income and its quarterly distributions to AB Holding Unitholders.
We recognize the effects of a tax position in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based on its technical merits and their applicability to the facts and circumstances of the tax position. In making this assessment, we assume that the taxing authority will examine the tax position and have full knowledge of all relevant information. Accordingly, we have no liability for unrecognized tax benefits as of December 31, 2021 and 2020. A liability for unrecognized tax benefits, if required, would be recorded in income tax expense and affect the company’s effective tax rate.
As of December 31, 2021, AB Holding is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2017.
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

2021 Annual Report	73

Part II
Report of Independent Registered Public Accounting Firm
To the General Partner and Unitholders of AllianceBernstein L.P.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of AllianceBernstein L.P. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of changes in partners’ capital and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

74	AllianceBernstein

Part II
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

Performance-Based Fees

As described in Notes 2 and 3 to the consolidated financial statements, performance-based fees earned were $245.1 million for the year ended December 31, 2021. The transaction price for the asset management performance obligation for certain hedge fund and alternative investment advisory contracts, provide for a performance-based fee, in addition to the base advisory fee, which is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. The performance-based fees are forms of variable consideration and are therefore excluded from the transaction price until it becomes probable that there will not be significant reversal of the cumulative revenue recognized. Constraining factors impacting the amount of variable consideration included in the transaction price include the contractual claw-back provisions to which the variable consideration is subject, the length of time to which the uncertainty of the consideration is subject, the number and range of possible consideration amounts, the probability of significant fluctuations in the fund’s market value and the level at which the fund’s value exceeds the contractual threshold required to earn such a fee. With respect to the constraining factors related to the fund’s market value, management measures assets under management (AUM) using established market-based valuation methods and fair valuation (non-observable market) methods. Fair valuation methods, including discounted cash flow models and other methods, are used only where AUM cannot be valued using market-based valuation methods, such as in the case of private equity or illiquid securities.
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

/s/PricewaterhouseCooper LLP
Nashville, Tennessee
February 11, 2022
We have served as the Company’s auditor since 2006.

2021 Annual Report	75

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Financial Condition

	Years Ended December 31
	2021	2020
	(in thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$1,285,700	$1,037,400
Cash and securities segregated, at fair value (cost $1,503,554 and $1,752,483)	1,503,957	1,753,478
Receivables, net:
Brokers and dealers	65,897	92,638
Brokerage clients	2,059,842	1,713,377
AB funds fees	340,158	325,407
Other fees	185,653	148,746
Investments:
Long-term incentive compensation-related	63,839	60,114
Other	209,579	193,261
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	90,326	36,506
Investments	613,025	302,582
Other assets	30,461	12,244
Furniture, equipment and leasehold improvements, net	169,175	147,874
Goodwill	3,091,763	3,082,778
Intangible assets, net	41,531	44,496
Deferred sales commissions, net	74,899	64,066
Right-of-use assets	421,980	418,455
Other assets	262,303	264,418
Total assets	$10,510,088	$9,697,840

76	AllianceBernstein

Part II

	Years Ended December 31
	2021	2020
	(in thousands, except unit amounts)
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$265,957	$216,403
Securities sold not yet purchased	3,828	17,791
Brokerage clients	3,603,558	3,440,266
AB mutual funds	94,962	65,550
Accounts payable and accrued expenses	257,307	197,657
Lease liabilities	490,735	505,549
Liabilities of consolidated company-sponsored investment funds	87,000	30,620
Accrued compensation and benefits	369,649	335,122
Debt	755,000	675,000
Total liabilities	5,927,996	5,483,958
Commitments and contingencies (See Note 14)
Redeemable non-controlling interest	421,169	102,359
Capital:
General Partner	42,850	41,776
Limited partners: 271,453,043 and 270,509,658 units issued and outstanding	4,336,211	4,229,485
Receivables from affiliates	(8,333)	(8,316)
AB Holding Units held for long-term incentive compensation plans	(119,470)	(57,219)
Accumulated other comprehensive loss	(90,335)	(94,203)
Partners’ capital attributable to AB Unitholders	4,160,923	4,111,523
Total liabilities, redeemable non-controlling interest and capital	$10,510,088	$9,697,840
See Accompanying Notes to Consolidated Financial Statements.

2021 Annual Report	77

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2021	2020	2019
	(in thousands, except per unit amounts)
Revenues:
Investment advisory and services fees	$3,194,524	$2,595,436	$2,472,044
Bernstein research services	452,017	459,744	407,911
Distribution revenues	652,240	529,781	455,043
Dividend and interest income	38,734	50,923	104,421
Investment (losses) gains	(636)	(16,401)	38,659
Other revenues	108,409	104,703	97,559
Total revenues	4,445,288	3,724,186	3,575,637
Less: Interest expense	3,686	15,650	57,205
Net revenues	4,441,602	3,708,536	3,518,432
Expenses:
Employee compensation and benefits	1,716,013	1,494,198	1,442,783
Promotion and servicing:
Distribution-related payments	708,117	569,283	487,965
Amortization of deferred sales commissions	34,364	27,355	15,029
Trade execution, marketing, T&E and other	197,486	189,787	219,860
General and administrative:
General and administrative	555,608	485,544	484,750
Real estate charges	—	5,526	3,324
Contingent payment arrangements	2,710	1,855	(510)
Interest on borrowings	5,145	6,180	13,035
Amortization of intangible assets	5,697	21,372	28,759
Total expenses	3,225,140	2,801,100	2,694,995
Operating income	1,216,462	907,436	823,437
Income tax	62,728	45,653	41,754
Net income	1,153,734	861,783	781,683
Net income (loss) of consolidated entities attributable to non-controlling interests	5,111	(4,169)	29,641
Net income attributable to AB Unitholders	$1,148,623	$865,952	$752,042
Net income per AB Unit:
Basic	$4.18	$3.19	$2.78
Diluted	$4.18	$3.19	$2.78
See Accompanying Notes to Consolidated Financial Statements.

78	AllianceBernstein

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31
	2021	2020	2019
	(in thousands)
Net income	$1,153,734	$861,783	$781,683
Other comprehensive income:
Foreign currency translation adjustments, before reclassification and tax:	(7,839)	23,882	5,986
Less: reclassification adjustment for gains (losses) included in net income upon liquidation	4,458	(216)	—
Foreign currency translation adjustments, before tax	(12,297)	24,098	5,986
Income tax benefit (expense)	457	(854)	(383)
Foreign currency translation adjustments, net of tax	(11,840)	23,244	5,603
Changes in employee benefit related items:
Amortization of prior service cost	24	24	24
Recognized actuarial gain (loss)	15,743	(4,280)	(7,891)
Changes in employee benefit related items	15,767	(4,256)	(7,867)
Income tax (expense) benefit	(59)	(187)	274
Employee benefit related items, net of tax	15,708	(4,443)	(7,593)
Other comprehensive gain (loss)	3,868	18,801	(1,990)
Less: Comprehensive income (loss) in consolidated entities attributable to non-controlling interests	5,111	(4,169)	29,788
Comprehensive income attributable to AB Unitholders	$1,152,491	$884,753	$749,905
See Accompanying Notes to Consolidated Financial Statements.

2021 Annual Report	79

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital

	Years Ended December 31
	2021	2020	2019
	(in thousands)
General Partner’s Capital
Balance, beginning of year	$41,776	$41,225	$40,240
Net income	11,486	8,660	7,521
Cash distributions to General Partner	(10,605)	(8,376)	(7,042)
Long-term incentive compensation plans activity	117	(23)	149
Issuance of AB Units, net	76	290	357
Balance, end of year	42,850	41,776	41,225
Limited Partners' Capital
Balance, beginning of year	4,229,485	4,174,201	4,075,306
Net income	1,137,137	857,292	744,521
Cash distributions to Unitholders	(1,049,287)	(828,503)	(696,470)
Long-term incentive compensation plans activity	11,586	(2,147)	14,741
Issuance of AB Units, net	7,290	28,642	35,259
Other	—	—	844
Balance, end of year	4,336,211	4,229,485	4,174,201
Receivables from Affiliates
Balance, beginning of year	(8,316)	(9,011)	(11,430)
Long-term incentive compensation awards expense	941	802	1,125
Capital contributions from AB Holding	(958)	(107)	1,294
Balance, end of year	(8,333)	(8,316)	(9,011)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of year	(57,219)	(76,310)	(77,990)
Purchases of AB Holding Units to fund long-term compensation plans, net	(261,825)	(148,624)	(171,930)
(Issuance) of AB Units, net	(7,348)	(28,696)	(35,736)
Long-term incentive compensation awards expense	215,484	194,840	207,057
Re-valuation of AB Holding Units held in rabbi trust	(9,690)	1,556	(4,403)
Other	1,128	15	6,692
Balance, end of year	(119,470)	(57,219)	(76,310)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	(94,203)	(113,004)	(110,866)
Foreign currency translation adjustment, net of tax	(11,840)	23,244	5,455
Changes in employee benefit related items, net of tax	15,708	(4,443)	(7,593)
Balance, end of year	(90,335)	(94,203)	(113,004)
Total Partners' Capital attributable to AB Unitholders	4,160,923	4,111,523	4,017,101
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of year	—	—	949
Net income	—	—	91
Foreign currency translation adjustment	—	—	147
Purchase of non-controlling interest	—	—	(1,187)
Balance, end of year	—	—	—
Total Capital	$4,160,923	$4,111,523	$4,017,101
See Accompanying Notes to Consolidated Financial Statements.

2021 Annual Report	80

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2021	2020	2019
	(in thousands)
Cash flows from operating activities:
Net income	$1,153,734	$861,783	$781,683
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	34,364	27,355	15,029
Non-cash long-term incentive compensation expense	216,425	195,642	208,182
Depreciation and other amortization	44,985	61,028	77,021
Unrealized losses (gains) on investments	4,454	10,405	(13,431)
Unrealized losses (gains) on investments of consolidated company-sponsored investment funds	1,882	(854)	(36,150)
Non-cash lease expense	98,773	98,798	103,773
Other, net	22,580	(2,914)	10,281
Changes in assets and liabilities:
Decrease (increase) in securities, segregated	249,521	(658,612)	74,688
(Increase) decrease in receivables	(360,789)	(182,684)	223,137
(Increase) decrease in investments	(27,000)	7,597	460,347
(Increase) decrease in investments of consolidated company-sponsored investment funds	(312,325)	279,276	(193,158)
(Increase) in deferred sales commissions	(45,197)	(55,125)	(34,177)
(Increase) decrease in other assets	(6,578)	69,160	(23,140)
Decrease in other assets and liabilities of consolidated company-sponsored investment funds, net	38,161	7,169	11,437
Increase (decrease) in payables	214,139	861,502	(641,369)
Increase (decrease) in accounts payable and accrued expenses	35,877	10,666	(56,518)
Increase (decrease) in accrued compensation and benefits	50,545	46,885	(7,486)
Cash payments to relieve operating lease liabilities	(114,769)	(115,656)	(132,669)
Net cash provided by operating activities	1,298,782	1,521,421	827,480

Cash flows from investing activities:
Purchases of equity method investments	—	(4,079)	—
Purchases of furniture, equipment and leasehold improvements	(61,931)	(41,504)	(28,303)
Acquisition of businesses, net of cash acquired	(3,793)	(13,552)	5,255
Net cash used in investing activities	(65,724)	(59,135)	(23,048)

Cash flows from financing activities:
Proceeds from debt, net	80,000	115,000	2,105
Increase (decrease) in overdrafts payable	16,192	(12,633)	(59,924)
Distributions to General Partner and Unitholders	(1,059,892)	(836,879)	(703,512)
Subscriptions (redemptions) of non-controlling interests of consolidated company-sponsored investment funds, net	313,699	(219,033)	150,091
Capital contributions (to) from affiliates	(2,346)	(867)	269
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	3,402	147	11,511
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(261,825)	(148,624)	(171,930)
Other, net	(2,186)	306	(3,571)
Net cash used in financing activities	(912,956)	(1,102,583)	(774,961)
Effect of exchange rate changes on cash and cash equivalents	(17,982)	23,032	8,376
Net increase in cash and cash equivalents	302,120	382,735	37,847
Cash and cash equivalents as of beginning of the period	1,073,906	691,171	653,324
Cash and cash equivalents as of end of the period	$1,376,026	$1,073,906	$691,171

Cash paid:
Interest paid	$5,263	$18,858	$66,002
Income taxes paid	55,656	59,791	52,444

Non-cash investing activities:
Fair value of assets acquired (excluding cash acquired of $2.8 million, $0.6 million and $11.8 million, for 2021, 2020 and 2019, respectively)	13,235	18,389	28,966
Fair value of liabilities assumed	1,642	437	16,837
Non-cash financing activities:
Payables recorded under contingent payment arrangements	7,800	4,400	17,384
See Accompanying Notes to Consolidated Financial Statements.

2021 Annual Report	81

Part II

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
Our high-quality, in-depth research is the foundation of our business. Our research disciplines include economic, fundamental equity, fixed income and quantitative research. In addition, we have expertise in multi-asset strategies, wealth management, environmental, social and corporate governance ("ESG"), and alternative investments.
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
Organization
As of December 31, 2021, EQH owned approximately 4.0% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.

82	AllianceBernstein

Part II
As of December 31, 2021, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1% interest, was as follows:

EQH and its subsidiaries	63.0%
AB Holding	36.2
Unaffiliated holders	0.8
100.0%
Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 64.5% economic interest in AB as of December 31, 2021.
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
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (the "FASB") issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20). The amendment modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. We adopted this standard prospectively on January 1, 2021. The adoption of this standard did not have a material impact on our financial condition or results of operations.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify US GAAP for other areas of Topic 740 by clarifying and amending the existing guidance. We adopted this standard prospectively on January 1, 2021. The adoption of this standard did not have a material impact on our financial condition or results of operations.
Accounting Pronouncements Not Yet Adopted in 2021
None.
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

2021 Annual Report	83

Part II
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

Bernstein Research Services

Bernstein Research Services revenue consists principally of commissions received, and to a lesser but increasing extent, direct payments for trade execution services and equity research services provided to institutional clients. Brokerage commissions for trade execution services and related expenses are recorded on a trade-date basis when the performance obligations are satisfied. Generally, the transaction price is agreed upon at the time of each trade and is based upon the number of shares traded or the value of the consideration traded. Research revenues are recognized when the transaction price is quantified, collectability is assured and significant reversal of such revenue is not probable.

Distribution Revenues

Two of our subsidiaries act as distributors and/or placement agents of company-sponsored mutual funds and receive distribution services fees from certain of those funds as full or partial reimbursement of the distribution expenses they incur. The variable consideration can be determined in different ways, as discussed below, as we satisfy the performance obligation depending on the contractual arrangements with the customer and the specific product sold.
Most open-end U.S. funds have adopted a plan under Rule 12b-1 of the Investment Company Act that allows the fund to pay, out of assets of the fund, distribution and service fees for the distribution and sale of its shares (“12b-1 fees”). The open-end U.S. funds have such agreements with us, and we have selling and distribution agreements pursuant to which we pay sales commissions to the financial intermediaries that distribute our open-end U.S. funds. These agreements are terminable by either party upon notice (generally 30 days) and do not obligate the financial intermediary to sell any specific amount of fund shares.
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

84	AllianceBernstein

Part II
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

Contract Assets and Liabilities

We use the practical expedient for contracts that have an original duration of one year or less. Accordingly, we do not consider the time value of money and, instead, accrue the incremental costs of obtaining the contract when incurred. As of December 31, 2021, the balances of contract assets and contract liabilities are not considered material and, accordingly, no further disclosures are necessary.
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

2021 Annual Report	85

Part II
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
Brokerage Transactions
Customers’ securities transactions are recorded on a settlement date basis, with related commission income and expenses reported on a trade date basis. Receivables from and payables to clients include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables; such collateral is not reflected in the consolidated financial statements. We have the ability by contract or custom to sell or re-pledge this collateral, and have done so at various times. As of December 31, 2021 and 2020, we had $23.4 million and zero of re-pledged securities, respectively. Principal securities transactions and related expenses are recorded on a trade date basis.
Securities borrowed and securities loaned by our broker-dealer subsidiaries are recorded at the amount of cash collateral advanced or received in connection with the transaction and are included in receivables from and payables to brokers and dealers in the consolidated statements of financial condition. Securities borrowed transactions require us to deposit cash collateral with the lender. With respect to securities loaned, we receive cash collateral from the borrower. See Note 8 for securities borrowed and loaned amounts recorded in our consolidated statements of financial condition as of December 31, 2021 and 2020. The initial collateral advanced or received approximates or is greater than the fair value of securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate. As of December 31, 2021 and 2020, there is no allowance provision required for the collateral advanced. Income or expense is recognized over the life of the transaction.
As of December 31, 2021 and 2020, we had $114.9 million and $130.0 million, respectively, of cash on deposit with clearing organizations for trade facilitation purposes, which are reported in other assets in our consolidated statements of financial condition. As of December 31, 2021 and 2020, we held no U.S. Treasury bills pledged as collateral. These clearing organizations have the ability by contract or custom to sell or re-pledge the collateral, if any.
Current Expected Credit Losses- Receivables from Brokerage clients
Receivables from clients primarily consists of margin loan balances. The value of the securities owned by clients and held as collateral for these receivables is not reflected in the consolidated financial statements and the collateral was not repledged or sold as of December 31, 2021 and 2020. We consider these financing receivables to be of good credit quality due to the fact that these receivables are primarily collateralized by the related client investments.
To estimate expected credit losses on margin loans, we applied the collateral maintenance practical expedient by comparing the amortized cost basis of the margin loans with the fair value of the collateral at the reporting date. Margin loans are limited to a percentage of the total value of the securities held in the client's account against those loans. AB requires, in the event of a decline in the market value of the securities in a margin account, the client to deposit additional securities or cash so that, at all times, the value of the securities in the account, at a minimum, cover the loan to the client. As such, AB reasonably expects that the borrower will be able to continually replenish collateral securing the financial asset and does not expect the fair value of collateral to fall below the amortized cost basis of the margin loans and, as a result, we consider the credit risk associated with these receivables to be minimal. In circumstances when a loan becomes undercollateralized and the client fails to deposit additional securities or cash, AB reserves the right to liquidate the account.

86	AllianceBernstein

Part II
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
As of December 31, 2021, goodwill of $3.1 billion on the consolidated statement of financial condition included $2.8 billion as a result of the Bernstein acquisition and $291 million in regard to various smaller acquisitions. We have determined that AB has only one reporting segment and reporting unit.
Goodwill is tested annually, as of September 30, for impairment utilizing the market approach where the fair value of the reporting unit is based on its unadjusted market valuation (AB Units outstanding multiplied by AB Holding's Unit price) and adjusted market valuations assuming a control premium (when applicable). The price of a publicly-traded AB Holding Unit serves as a reasonable starting point for valuing an AB Unit because each represents the same fractional interest in our underlying business. Throughout the year, the carrying value of goodwill is also reviewed for impairment if certain events or changes in circumstances occur and trigger whether an interim impairment test may be required. Such changes in circumstances may include, but are not limited to, a sustained decrease in the price of an AB Holding Unit or declines in AB’s market capitalization that would suggest that the fair value of the reporting unit is less than the carrying amount; significant and unanticipated declines in AB’s assets under management or revenues; and/or lower than expected earnings per unit. Any of these changes in circumstances could suggest the possibility that goodwill is impaired, but none of these events or circumstances by itself would indicate that it is more likely than not that goodwill is impaired. Instead, they are merely recognized as triggering events for the consideration of impairment and must be viewed in combination with any mitigating or positive factors. A holistic evaluation of all events since the most recent quantitative impairment test must be done to determine whether it is more likely than not that the reporting unit is impaired. As of September 30, 2021, the impairment test indicated that goodwill was not impaired. There were no facts or circumstances occurring in the fourth quarter of 2021 suggesting possible impairment.
Under ASU 2017-04, Simplifying the Test for Goodwill Impairment, a goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Under this guidance, the goodwill impairment test no longer includes a determination by management of whether a decline in fair value is temporary; however, it is important that management's determination of fair value reflect the impact of changing market conditions, including the severity and anticipated duration of any such changes.
Intangible Assets, Net
Intangible assets consist primarily of costs assigned to acquired investment management contracts based on their estimated fair value at the time of acquisition, less accumulated amortization. Intangible assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life ranging from seven to 20 years.

2021 Annual Report	87

Part II
As of December 31, 2021, intangible assets, net of accumulated amortization, of $41.5 million on the consolidated statement of financial condition consists of $26.3 million of finite-lived intangible assets subject to amortization and $15.2 million of indefinite-lived intangible assets not subject to amortization. As of December 31, 2020, intangible assets, net of accumulated amortization, of $44.5 million on the consolidated statement of financial condition consisted of $29.2 million of finite-lived intangible assets subject to amortization and $15.3 million of indefinite-lived intangible assets not subject to amortization in regard to other acquisitions. The gross carrying amount of finite-lived intangible assets totaled $53.8 million as of December 31, 2021 and $65.1 million as of December 31, 2020, and accumulated amortization was $27.5 million as of December 31, 2021 and $35.9 million as of December 31, 2020. Amortization expense was $5.7 million for 2021, $21.4 million for 2020 and $28.8 million for 2019. Estimated annual amortization expense for 2022 is approximately $5 million, $5 million in years two and three, $4 million in year four and then approximately $2 million in year five.
We periodically review indefinite-lived intangible assets for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, we perform additional impairment tests to measure the amount of the impairment loss, if any. During the fourth quarter of 2021 and 2020, we recorded an impairment of $1.0 million and $1.5 million, respectively, relating to our 2016 acquisition of Ramius Alternative Solutions LLC. Due to the loss of acquired investment management contracts during 2021, the carrying value of the finite-lived intangible assets exceeded the fair value of the contracts. We determined the fair value of the contracts using a discounted cash flow model. The impairment charge was recorded in general and administrative expenses in the consolidated statements of income.
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
We periodically review the deferred sales commission asset for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If these factors indicate impairment in value, we compare the carrying value to the undiscounted cash flows expected to be generated by the asset over its remaining life. If we determine the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. There were no impairment charges recorded during 2021 or 2020.
Leases
We determine if an arrangement is a lease at inception. Both operating and finance leases are included in the right-of-use (“ROU”) assets and lease liabilities in our consolidated statement of financial condition.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use our consolidated incremental borrowing rate based on the information available as of the lease commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease. These options to extend or terminate are assessed on a lease-by-lease basis, and the ROU assets and lease liabilities are adjusted when it is reasonably certain that an option will be exercised.
When calculating the measurement of ROU assets and lease liabilities, we utilize the fixed payments associated with the lease and do not include other variable contractual obligations, such as operating expenses, real estate taxes, cleaning and utilities. These costs are accounted for as period costs and expensed as incurred.
Additionally, we exclude any intangible assets such as software licensing agreements as stated in ASC 842-10-15-1. These arrangements will continue to follow the guidance of ASC 350, Intangibles - Goodwill and Other.

88	AllianceBernstein

Part II
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
Contingent Payment Arrangements
We periodically enter into contingent payment arrangements in connection with our business combinations. In these arrangements, we agree to pay additional consideration to the sellers to the extent that certain performance targets are achieved. We estimate the fair value of these potential future obligations at the time a business combination is consummated and record a liability on our consolidated statements of financial condition. We then accrete the obligation to its expected payment amount over the measurement period. If our expected payment amount subsequently changes, the obligation is modified in the current period resulting in a gain or loss. Both gains and losses resulting from changes to expected payments and the accretion of these obligations to their expected payment amounts are reflected within contingent payment arrangements in our consolidated statements of income. During the fourth quarters of 2021 and 2020, we recorded an impairment of the contingent consideration payable of $0.6 million and $1.4 million, respectively. This impairment was related to our 2016 acquisition of Ramius Alternative Solutions LLC.
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
Awards granted in December 2021, 2020 and 2019 allowed employee participants to allocate their awards between restricted AB Holding Units and deferred cash. Participants (except certain members of senior management) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $250,000 per award. Each of our employees based outside of the United States (other than expatriates), who received an award of $100,000 or less, could have allocated 100% of his or her award to deferred cash. Participants allocated their awards prior to the date on which the Compensation and Workplace Practices Committee (the "Compensation Committee") of the Board of Directors (the "Board") approved awards in December 2021, 2020 and 2019. For these awards, the number of AB Holding Units awarded was based on the closing price of an AB Holding Unit on the grant date. For awards granted in 2021, 2020 and 2019:
•We engaged in open-market purchases of AB Holding Units or purchase newly-issued AB Holding Units from AB Holding that are awarded to participants and keep them in a consolidated rabbi trust.
•Quarterly distributions on vested and unvested AB Holding Units were paid currently to participants, regardless of whether or not a long-term deferral election has been made.
•Interest on deferred cash was accrued monthly based on our monthly weighted average cost of funds.

2021 Annual Report	89

Part II
We recognize compensation expense related to equity compensation grants in the financial statements using the fair value method. Fair value of restricted AB Holding Unit awards is the closing price of an AB Holding Unit on the grant date; fair value of options is determined using the Black-Scholes option valuation model. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the required service period. For year-end long-term incentive compensation awards, employees who resign or are terminated without cause may retain their awards, subject to compliance with certain agreements and restrictive covenants set forth in the applicable award agreement, including restrictions on competition and employee and client solicitation, and a claw-back for failing to follow existing risk management policies. Because there is no service requirement, we fully expense these awards on the grant date. Most equity replacement, sign-on or similar deferred compensation awards included in separate employment agreements or arrangements include a required service period. Regardless of whether or not the award agreement includes employee service requirements, AB Holding Units typically are delivered to employees ratably over three years to four years, unless the employee has made a long-term deferral election.
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
Repurchases of AB Holding Units for the years ended December 31, 2021 and 2020 consisted of the following:

	Years Ended December 31
	2021	2020
	(in millions)
Total amount of AB Holding Units Purchased(1)	5.6	5.4
Total Cash Paid for AB Holding Units Purchased(1)	$262.3	$149.0
Open Market Purchases of AB Holding Units Purchased(2)	2.6	3.1
Total Cash Paid for Open Market Purchases of AB Holding Units(2)	$117.9	$74.0
(1)Purchased on a trade date basis.
(2)The remainder related to purchases of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. There was no plan adopted during the fourth quarter of 2021. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.
During 2021, we granted to employees and Eligible Directors 7.0 million restricted AB Holding Units (including 3.4 million granted in December for 2021 year-end awards to employees). During 2020, we granted to employees and Eligible Directors 5.7 million restricted AB Holding Units (including 5.0 million granted in December for 2020 year-end awards to employees). We used AB Holding Units repurchased during the periods and newly-issued AB Holding Units to fund these awards.
During 2021 and 2020, AB Holding issued 0.1 million and 5,182 AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $3.4 million and $0.1 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

90	AllianceBernstein

Part II
Foreign Currency Translation and Transactions
Assets and liabilities of foreign subsidiaries are translated from functional currencies into United States dollars (“US$”) at exchange rates in effect at the balance sheet dates, and related revenues and expenses are translated into US$ at average exchange rates in effect during each period. Net foreign currency gains and losses resulting from the translation of assets and liabilities of foreign operations into US$ are reported as a separate component of other comprehensive income in the consolidated statements of comprehensive income. Net foreign currency transaction losses were $8.5 million, $3.3 million and $2.0 million for 2021, 2020 and 2019, respectively, and are reported in general and administrative expenses on the consolidated statements of income.
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
Typically, Available Cash Flow has been the adjusted diluted net income per unit for the quarter multiplied by the number of general and limited partnership interests at the end of the quarter. In future periods, management anticipates that Available Cash Flow will be based on adjusted diluted net income per unit, unless management determines, with the concurrence of the Board, that one or more adjustments that are made for adjusted net income should not be made with respect to the Available Cash Flow calculation.
On February 11, 2022, the General Partner declared a distribution of $1.38 per AB Unit, representing a distribution of Available Cash Flow for the three months ended December 31, 2021. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on March 17, 2022 to holders of record on February 22, 2022.
Total cash distributions per Unit paid to the General Partner and Unitholders during 2021, 2020 and 2019 were $3.86, $3.08 and $2.60, respectively.
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
Subsequent Events
We have evaluated subsequent events through the date that these financial statements were filed with the Securities and Exchange Commission and did not identify any subsequent events that would have required disclosure in these financial statements.
Reclassifications
During 2021, amounts previously presented on the Statement of Cash Flows as (increase) decrease in right-of-use assets and increase (decrease) in lease liabilities are now presented net as "Cash payments to relieve operating lease liabilities". Non-cash lease expense under adjustments to reconcile net income to net cash provided by operating activities formerly classified as "Depreciation and other amortization" are now classified separately on the Statement of Cash Flows as "Non-cash lease expense." Prior period amounts previously presented as such have been reclassified to conform to the current period's presentation.

2021 Annual Report	91

Part II
3. Revenue Recognition
Revenues for the years ended December 31, 2021, 2020 and 2019 consisted of the following:

	Years Ended December 31
	2021	2020	2019
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$2,949,405	$2,462,810	$2,372,429
Performance-based fees	245,119	132,626	99,615
Bernstein research services	452,017	459,744	407,911
Distribution revenues
All-in-management fees	350,674	331,268	291,999
12b-1 fees	83,920	75,973	80,268
Other distribution fees	217,646	122,540	82,776
Other revenues
Shareholder servicing fees	90,225	82,317	77,394
Other	16,034	21,240	17,924
	4,405,040	3,688,518	3,430,316
Not subject to contracts with customers:
Dividend and interest income, net of interest expense	35,048	35,273	47,216
Investment (losses) gains	(636)	(16,401)	38,659
Other revenues	2,150	1,146	2,241
	36,562	20,018	88,116
Total net revenues	$4,441,602	$3,708,536	$3,518,432
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

	Years Ended December 31
	2021	2020	2019
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$1,148,623	$865,952	$752,042
Weighted average units outstanding—basic	271,729	269,058	268,075
Dilutive effect of compensatory options to buy AB Holding Units	11	27	44
Weighted average units outstanding—diluted	271,740	269,085	268,119
Basic net income per AB Unit	$4.18	$3.19	$2.78
Diluted net income per AB Unit	$4.18	$3.19	$2.78

	Years Ended December 31
	2021	2020	2019
Anti-dilutive options excluded from diluted net income	—	29,056	29,056

92	AllianceBernstein

Part II
5. Cash and Securities Segregated Under Federal Regulations and Other Requirements
As of December 31, 2021 and 2020, $1.5 billion and $1.8 billion, respectively, of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.
6. Investments
Investments consist of:

	Years Ended December 31
	2021	2020
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$32,237	$34,351
Seed capital	133,992	75,766
Other	18,243	55,439
Exchange-traded options	1,893	7,527
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	31,602	25,762
Seed capital	19,318	16,646
Time deposits	21,024	18,602
Other	15,109	19,282
Total investments	$273,418	$253,375
Total investments related to long-term incentive compensation obligations of $63.8 million and $60.1 million as of December 31, 2021 and 2020, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.
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
We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately-managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. In regard to our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 15, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidated. As of December 31, 2021 and 2020, our total seed capital investments were $379.0 million and $310.3 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.
In addition, we also have long positions in corporate equities and long exchange-traded options traded through our options desk.

2021 Annual Report	93

Part II
The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of December 31, 2021 and 2020 were as follows:

	Years Ended December 31
	2021	2020
	(in thousands)
Net gains recognized during the period	$19,240	$17,927
Less: net gains recognized during the period on equity securities sold during the period	23,697	27,357
Unrealized losses recognized during the period on equity securities held	$(4,457)	$(9,430)
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
The notional value, fair value and gains and losses recognized in investment gains (losses) as of December 31, 2021 and 2020 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

	Notional Value	Derivative Assets	Derivative Liabilities	Gains (Losses)
	(in thousands)
December 31, 2021
Exchange-traded futures	$131,876	$392	$1,186	$(5,072)
Currency forwards	66,058	7,344	6,980	1,746
Interest rate swaps	13,483	497	833	(316)
Credit default swaps	155,757	6,594	6,967	(2,914)
Total return swaps	63,817	595	527	(6,433)
Option swaps	50,000	—	430	(309)
Total derivatives	$480,991	$15,422	$16,923	$(13,298)
December 31, 2020
Exchange-traded futures	$142,886	$118	$1,834	$(15,743)
Currency forwards	63,906	8,576	8,451	(1,779)
Interest rate swaps	60,997	2,043	2,955	(347)
Credit default swaps	167,649	10,910	13,304	(104)
Total return swaps	52,061	94	1,847	(15,242)
Option swaps	2,486	—	2,146	(2,374)
Total derivatives	$489,985	$21,741	$30,537	$(35,589)
As of December 31, 2021 and 2020, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our consolidated statements of financial condition. Gains and losses on derivative instruments are reported in investment gains (losses) on the consolidated statements of income.
We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of December 31, 2021 and 2020, we held $2.9 million and $0.4 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our consolidated statements of financial condition.

94	AllianceBernstein

Part II
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
Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty's credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our AUM, falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of December 31, 2021 and 2020, we delivered $5.6 million and $6.4 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our consolidated statements of financial condition.
As of December 31, 2021 and 2020, we held $1.9 million and $7.5 million, respectively, of long exchange-traded equity options, which are included in other investments on our consolidated statements of financial condition. In addition, as of December 31, 2021 and 2020, we held $2.8 million and $12.5 million, respectively, of short exchange-traded equity options, which are included in securities sold not yet purchased on our consolidated statements of financial condition. Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client's transaction. Our options desk hedges the risk associated with this activity by taking offsetting positions in equities. For the year ended December 31, 2021, we recognized zero gains or losses on equity options activity compared to $11.9 million of losses recognized on equity options activity for the year ended December 31, 2020. These losses are recognized in investment gains (losses) in the consolidated statements of income.
8. Offsetting Assets and Liabilities
See Note 15, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.
Offsetting of assets as of December 31, 2021 and 2020 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
December 31, 2021
Securities borrowed	$19,899	$—	$19,899	$(18,327)	$—	$1,572
Derivatives	$15,422	$—	$15,422	$—	$(2,872)	$12,550
Long exchange-traded options	$1,893	$—	$1,893	$—	$—	$1,893
December 31, 2020
Securities borrowed	$7,808	$—	$7,808	$(7,344)	$—	$464
Derivatives	$21,741	$—	$21,741	$—	$(380)	$21,361
Long exchange-traded options	$7,527	$—	$7,527	$—	$—	$7,527

2021 Annual Report	95

Part II
Offsetting of liabilities as of December 31, 2021 and 2020 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2021
Securities loaned	$23,911	$—	$23,911	$(23,373)	$—	$538
Derivatives	$16,923	$—	$16,923	$—	$(5,572)	$11,351
Short exchange-traded options	$2,774	$—	$2,774	$—	$—	$2,774
December 31, 2020
Derivatives	$30,537	$—	$30,537	$—	$(6,374)	$24,163
Short exchange-traded options	$12,486	$—	$12,486	$—	$—	$12,486
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

96	AllianceBernstein

Part II
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Valuation of our financial instruments by pricing observability levels as of December 31, 2021 and 2020 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(1)	Other	Total
December 31, 2021:
Money markets	$151,156	$—	$—	$—	$—	$151,156
Securities segregated (U.S. Treasury Bills)	—	1,503,828	—	—	—	1,503,828
Derivatives	392	15,030	—	—	—	15,422
Investments:
Equity securities	144,917	39,284	126	145	—	184,472
Long exchange-traded options	1,893	—	—	—	—	1,893
Limited partnership hedge funds(2)	—	—	—	—	50,920	50,920
Time deposits(3)	—	—	—	—	21,024	21,024
Other investments	9,094	—	—	—	6,015	15,109
Total investments	155,904	39,284	126	145	77,959	273,418
Total assets measured at fair value	$307,452	$1,558,142	$126	$145	$77,959	$1,943,824
Securities sold not yet purchased:
Short equities – corporate	$1,054	$—	$—	$—	$—	$1,054
Short exchange-traded options	2,774	—	—	—	—	2,774
Derivatives	1,186	15,737	—	—	—	16,923
Contingent payment arrangements	—	—	38,260	—	—	38,260
Total liabilities measured at fair value	$5,014	$15,737	$38,260	$—	$—	$59,011

December 31, 2020:
Money markets	$130,675	$—	$—	$—	$—	$130,675
Securities segregated (U.S. Treasury Bills)	—	1,752,906	—	—	—	1,752,906
Derivatives	118	21,623	—	—	—	21,741
Investments:
Equity securities	147,705	17,565	125	161	—	165,556
Long exchange-traded options	7,527	—	—	—	—	7,527
Limited partnership hedge funds(2)	—	—	—	—	42,408	42,408
Time deposits(3)	—	—	—	—	18,602	18,602
Other investments	7,011	—	—	—	12,271	19,282
Total investments	162,243	17,565	125	161	73,281	253,375
Total assets measured at fair value	$293,036	$1,792,094	$125	$161	$73,281	$2,158,697
Securities sold not yet purchased:
Short equities – corporate	$5,305	$—	$—	$—	$—	$5,305
Short exchange-traded options	12,486	—	—	—	—	12,486
Derivatives	1,834	28,703	—	—	—	30,537
Contingent payment arrangements	—	—	27,750	—	—	27,750
Total liabilities measured at fair value	$19,625	$28,703	$27,750	$—	$—	$76,078
(1)Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(2)Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(3)Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

2021 Annual Report	97

Part II
Other investments included in Level 1 of the fair value hierarchy include our investment in a mutual fund measured at fair value ($9.1 million and $7.0 million as of December 31, 2021 and 2020, respectively). Other investments not measured at fair value include (i) an investment in a software publishing company that does not have a readily available fair value (zero and $2.1 million as of December 31, 2021 and 2020, respectively), (ii) investments in start-up companies that do not have a readily available fair value (these investments were $0.3 million as of December 31, 2021 and 2020), (iii) investments in equity method investees that are not measured at fair value in accordance with GAAP ($2.9 million and $6.5 million as of December 31, 2021 and 2020, respectively), and (iv) broker dealer exchange memberships that are not measured at fair value in accordance with GAAP ($2.8 million and $3.3 million as of December 31, 2021 and 2020, respectively).
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
During the years ended December 31, 2021 and 2020, there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	December 31
	2021	2020
	(in thousands)
Balance as of beginning of period	$125	$119
Purchases	—	—
Sales	—	—
Realized gains (losses), net	—	—
Unrealized gains (losses), net	1	6
Balance as of end of period	$126	$125
Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the consolidated statements of income.

98	AllianceBernstein

Part II
As part of acquisitions made by the Company, we may enter into contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	December 31
	2021	2020
	(in thousands)
Balance as of beginning of period	$27,750	$22,911
Addition	7,800	4,400
Accretion	3,310	3,105
Changes in estimates	(600)	(1,366)
Payments	—	(1,300)
Balance as of end of period	$38,260	$27,750
The liabilities were valued using expected revenue growth rates and discount rates. As of December 31, 2021, the expected revenue growth rates range from 2.0% to 83.9%, with a weighted average of 11.9%, calculated using cumulative revenues and range of revenue growth rates (excluding revenue growth from additional AUM contributed in year of acquisition). The discount rates ranged from 1.9% to 10.4%, with a weighted average of 7.0%, calculated using total contingent liabilities and range of discount rates. As of December 31, 2020, the expected revenue growth rates range from 0.7% to 50.0%, with a weighted average of 4.9%, calculated using cumulative revenues and range of revenue growth rates (excluding revenue growth from additional AUM contributed in year of acquisition). The discount rates ranged from 1.9% to 10.4%, with a weighted average of 8.0%, calculated using total contingent liabilities and range of discount rates.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the years ended December 31, 2021 or 2020.
10. Furniture, Equipment and Leasehold Improvements, Net
Furniture, equipment and leasehold improvements, net consist of:

	Years Ended December 31
	2021	2020
	(in thousands)
Furniture and equipment	$584,161	$556,966
Leasehold improvements	301,036	284,080
Total	885,197	841,046
Less: Accumulated depreciation and amortization	(716,022)	(693,172)
Furniture, equipment and leasehold improvements, net	$169,175	$147,874
Depreciation and amortization expense on furniture, equipment and leasehold improvements were $38.8 million, $39.2 million and $38.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

2021 Annual Report	99

Part II
11. Deferred Sales Commissions, Net
The components of deferred sales commissions, net for the years ended December 31, 2021 and 2020 were as follows (excluding amounts related to fully amortized deferred sales commissions):

	Years Ended December 31
	2021	2020
	(in thousands)
Carrying amount of deferred sales commissions	$177,233	$116,484
Less: Accumulated amortization	(53,976)	(30,001)
Cumulative CDSC received	(48,358)	(22,417)
Deferred sales commissions, net	$74,899	$64,066
Amortization expense was $34.4 million, $27.4 million and $15.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated future amortization expense related to the December 31, 2021 net asset balance, assuming no additional CDSC is received in future periods, is as follows (in thousands):

2022	$35,349
2023	26,176
2024	12,676
2025	698
Total	$74,899
12. Debt
AB has an $800.0 million committed, unsecured senior revolving credit facility (the "Credit Facility") with a group of commercial banks and other lenders, which had an original maturity date of September 27, 2023. The Credit Facility was amended and restated as of October 13, 2021, extending the maturity date to October 13, 2026. There were no other significant changes included in the amendment. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200.0 million; any such increase is subject to the consent of the affected lenders. The Credit Facility is available for AB and Sanford C. Bernstein & Co., LLC ("SCB LLC") business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the Credit Facility and management may draw on the Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Credit Facility.
The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2021, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.
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
As of December 31, 2021 and 2020, we had no amounts outstanding under the Credit Facility. During 2021 and 2020, we did not draw upon the Credit Facility.
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

100	AllianceBernstein

Part II
Amounts under the EQH Facility may be borrowed, repaid and re-borrowed by us from time to time until the maturity of the facility. AB or EQH may reduce or terminate the commitment at any time without penalty upon proper notice. EQH also may terminate the facility immediately upon a change of control of our general partner.
As of December 31, 2021 and 2020, AB had $755.0 million and $675.0 million outstanding under the EQH Facility with interest rates of approximately 0.2%. Average daily borrowings on the EQH Facility during 2021 and 2020 were $404.6 million and $470.8 million, respectively, with weighted average interest rates of approximately 0.2% and 0.5%, respectively.
In addition to the EQH Facility, on September 1, 2020, AB established a $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on September 1, 2024 and is available for AB's general business purposes. Borrowings under the EQH Unsecured Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of both December 31, 2021 and December 31, 2020, we had no amounts outstanding on the EQH Uncommitted Facility and have not drawn the facility since its inception.
As of both December 31, 2021 and 2020, we had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper for 2021 were $157.0 million with a weighted average interest rate of 0.2%. Average daily borrowings of commercial paper for 2020 were $83.2 million with a weighted average interest rate of approximately 0.4%.
AB had a $200.0 million committed, unsecured senior revolving credit facility (the "Revolver") with a leading international bank, which matured on November 16, 2021. The Revolver was available for AB's and SCB LLC's business purposes, including the provision of additional liquidity to meet funding requirements primarily related to SCB LLC's operations. Both AB and SCB LLC were able to draw directly under the Revolver and did so from time to time. AB agreed to guarantee the obligations of SCB LLC under the Revolver. The Revolver contained affirmative, negative and financial covenants that were identical to those of the Credit Facility. Borrowings under the Revolver bear interest at a rate per annum, which could be, at our option, a rate equal to an applicable margin, which was subject to adjustment based on the credit ratings of AB, plus one of the following indices: London Interbank Offered Rate; a floating base rate; or the Federal Funds rate. As of both December 31, 2021 and 2020 we had no amounts outstanding under the Revolver. Average daily borrowings for 2021 and 2020 were $13.3 million and $16.5 million, respectively, with weighted average interest rates of 1.1% and 1.6%, respectively.
On September 28, 2021, AB established a $100.0 million uncommitted line of credit with a financial institution. On October 11, 2021, AB established a $50.0 million uncommitted line of credit with a financial institution. Both uncommitted lines of credit are available for AB's and SCB LLC's business purposes. Both AB and SCB LLC can draw directly under these lines. AB has agreed to guarantee the obligations of SCB LLC under these lines of credit. As of December 31, 2021 we had no amounts outstanding under these lines of credit and have not drawn on them since their inception.
In addition, SCB LLC currently has three uncommitted lines of credit with three financial institutions. Two of these lines of credit permit us to borrow up to an aggregate of approximately $165.0 million, with AB named as an additional borrower, while the other line has no stated limit. As of December 31, 2021 and 2020, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings on the lines of credit during 2021 and 2020 were $47 thousand and $0.9 million, respectively, with weighted average interest rates of approximately 0.9% and 1.6%, respectively.
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

2021 Annual Report	101

Part II
Leases included in the consolidated statements of financial condition as of December 31, 2021 and 2020 were as follows:

	Classification	December 31, 2021	December 31, 2020
		(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$414,105	$416,007
Operating lease liabilities	Lease liabilities	482,781	503,174
Finance Leases
Property and equipment, gross	Right-of-use assets	10,947	5,167
Amortization of right-of-use assets	Right-of-use assets	(3,072)	(2,719)
Property and equipment, net		7,875	2,448
Finance lease liabilities	Lease liabilities	7,954	2,375
The components of lease expense included in the consolidated statements of income for the years ended December 31, 2021 and 2020 were as follows:

		Years Ended December 31
	Classification	2021	2020
		(in thousands)
Operating lease cost	General and administrative	$97,466	$90,212

Financing lease cost:
Amortization of right-of-use assets	General and administrative	2,355	1,755
Interest on lease liabilities	Interest expense	107	86
Total finance lease cost		2,462	1,841
Variable lease cost (1)	General and administrative	39,827	38,208
Sublease income	General and administrative	(37,317)	(38,622)
Net lease cost		$102,438	$91,639
(1)Variable lease expense includes operating expenses, real estate taxes and employee parking.
The sublease income represents all revenues received from sub-tenants. It is primarily fixed base rental payments combined with variable reimbursements such as operating expenses, real estate taxes and employee parking.  The vast majority of sub-tenant income is derived from our New York metro sub-tenant agreements. Sub-tenant income related to base rent is recorded on a straight-line basis.
Maturities of lease liabilities are as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2022	$100,604	$2,616	$103,220
2023	97,049	2,354	99,403
2024	99,259	1,510	100,769
2025	33,060	1,214	34,274
2026	32,047	478	32,525
Thereafter	169,074	—	169,074
Total lease payments	531,093	8,172	$539,265
Less interest	(48,312)	(218)
Present value of lease liabilities	$482,781	$7,954

102	AllianceBernstein

Part II
We have signed a lease that commences in 2024, relating to approximately 166,000 square feet of space in New York City. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20-year lease term is approximately $393.0 million.

Lease term and discount rate:
Weighted average remaining lease term (years):
Operating leases	7.57
Finance leases	3.62
Weighted average discount rate:
Operating leases	2.77%
Finance leases	1.60%
Supplemental non-cash activity related to leases are as follows:

	Years Ended December 31
	2021	2020
	(in thousands)
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases	$82,379	$135,919
Finance leases	7,782	1,695
(1)Represents supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets.
14. Commitments and Contingencies
Leases
As indicated in Note 13, we lease office space, office equipment and technology under various leasing arrangements. The future minimum payments under non-cancelable leases, sublease commitments and related payments we are obligated to make, net of sublease commitments of third party lessees to make payments to us, as of December 31, 2021, are as follows:

	Payments	Sublease Receipts	Net Payments
	(in millions)
2022	$107.1	$(31.2)	$75.9
2023	99.4	(31.6)	$67.8
2024	100.7	(30.7)	$70.0
2025	51.6	—	$51.6
2026	49.9	—	$49.9
2027 and thereafter	528.3	—	528.3
Total future minimum payments	$937.0	$(93.5)	$843.5
See Note 13 for material lease commitments.
Legal Proceedings
AB may be involved in various matters, including regulatory inquires, administrative proceedings and litigation, some of which may allege significant damages. It is reasonably possible that we could incur losses pertaining to these matters, but we cannot currently estimate any such losses.

2021 Annual Report	103

Part II
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
Other
During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of December 31, 2021, we had funded $22.4 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $27.3 million, as amended in 2020, in the Real Estate Fund II. As of December 31, 2021, we had funded $21.1 million of this commitment.
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
The balances of consolidated VIEs and VOEs included in our consolidated statements of financial condition were as follows:

	December 31, 2021			December 31, 2020
	(in thousands)
	VIEs	VOEs	Total	VIEs	VOEs	Total
Cash and cash equivalents	$90,326	$—	$90,326	$36,370	$136	$36,506
Investments	613,025	—	613,025	242,541	60,041	302,582
Other assets	30,461	—	30,461	4,859	7,385	12,244
Total assets	$733,812	$—	$733,812	$283,770	$67,562	$351,332
Liabilities	$87,000	$—	$87,000	$7,741	$22,879	$30,620
Redeemable non-controlling interest	421,169	—	421,169	82,753	19,606	102,359
Partners' capital attributable to AB Unitholders	225,643	—	225,643	193,276	25,077	218,353
Total liabilities, redeemable non-controlling interest and partners' capital	$733,812	$—	$733,812	$283,770	$67,562	$351,332

During 2021, we deconsolidated four funds in which we had seed investments totaling approximately $93.9 million as of December 31, 2020 due to no longer having a controlling financial interest.
Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.

104	AllianceBernstein

Part II
Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of December 31, 2021 and 2020 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2021:
Investments - VIEs	$165,415	$444,253	$3,357	$613,025
Investments - VOEs	—	—	—	—
Derivatives - VIEs	622	5,265	—	5,887
Derivatives - VOEs	—	—	—	—
Total assets measured at fair value	$166,037	$449,518	$3,357	$618,912
Derivatives - VIEs	$16,291	$2,051	$—	$18,342
Derivatives - VOEs	—	—	—	—
Total liabilities measured at fair value	$16,291	$2,051	$—	$18,342
December 31, 2020:
Investments - VIEs	$73,909	$168,114	$518	$242,541
Investments - VOEs	—	59,940	101	60,041
Derivatives - VIEs	442	2,782	—	3,224
Derivatives - VOEs	—	464	—	464
Total assets measured at fair value	$74,351	$231,300	$619	$306,270
Derivatives - VIEs	$1,649	$5,244	$—	$6,893
Derivatives - VOEs	—	664	—	664
Total liabilities measured at fair value	$1,649	$5,908	$—	$7,557
See Note 9 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	December 31,
	2021	2020
	(in thousands)
Balance as of beginning of period	$619	$854
Deconsolidated funds	(717)	(135)
Transfers (out) in	(205)	552
Purchases	3,675	259
Sales	(7)	(571)
Realized gains (losses), net	3	(99)
Unrealized (losses), net	(11)	(242)
Accrued discounts	—	1
Balance as of end of period	$3,357	$619
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

2021 Annual Report	105

Part II
Derivative Instruments
As of December 31, 2021 and 2020, the VIEs held $12.5 million and $3.7 million (net), respectively, of futures, forwards, options and swaps within their portfolios. For the years ended December 31, 2021 and 2020, we recognized $0.7 million and $0.6 million of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the consolidated statements of income.
As of December 31, 2021 and 2020, the VIEs held $0.9 million and $0.5 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our consolidated statements of financial condition.
As of December 31, 2021 and 2020, the VIEs delivered $1.8 million and $4.2 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our consolidated statements of financial condition.
As of December 31, 2021 and 2020, the VOEs held zero and $0.2 million (net), respectively, of futures, forwards, options and swaps within their portfolios. For the years ended December 31, 2021 and 2020, we recognized zero and $0.2 million of gains, respectively, on these derivatives. These gains and losses are recognized in the investment gains (losses) in the consolidated statements of income.
As of December 31, 2021 and 2020, the VOEs held no cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our consolidated statements of financial condition.
As of December 31, 2021 and 2020, the VOEs delivered zero and $0.1 million, respectively, of cash collateral into brokerage accounts. The VOEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our consolidated statements of financial condition.
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of December 31, 2021 and 2020 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
December 31, 2021:
Derivatives - VIEs	$5,887	$—	$5,887	$—	$(904)	$4,983
Derivatives - VOEs	$—	$—	$—	$—	$—	$—
December 31, 2020:
Derivatives - VIEs	$3,224	$—	$3,224	$—	$(513)	$2,711
Derivatives - VOEs	$464	$—	$464	$—	$—	$464

106	AllianceBernstein

Part II
Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of December 31, 2021 and 2020 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2021:
Derivatives - VIEs	$18,342	$—	$18,342	$—	$(1,824)	$16,518
Derivatives - VOEs	$—	$—	$—	$—	$—	$—
December 31, 2020:
Derivatives - VIEs	$6,893	$—	$6,893	$—	$(4,201)	$2,692
Derivatives - VOEs	$664	$—	$664	$—	$(138)	$526
Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of December 31, 2021, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $68.9 billion; our maximum risk of loss is our investment of $8.8 million in these VIEs and our advisory fees receivable from these VIEs are $75.7 million. As of December 31, 2020, the net assets of company-sponsored investment products that were non-consolidated VIEs was approximately $73.4 billion; our maximum risk of loss was our investment of $7.1 million in these VIEs and our advisory fees receivable from these VIEs were $77.6 million.
16. Net Capital
SCB LLC is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the U.S. Securities and Exchange Commission ("SEC"). SCB LLC computes its net capital under the alternative method permitted by the applicable rule, which requires that minimum net capital, as defined, equals the greater of $1 million or two percent of aggregate debit items arising from customer transactions, as defined. As of December 31, 2021, SCB LLC had net capital of $307.6 million, which was $267.5 million in excess of the minimum net capital requirement of $40.1 million. Advances, dividend payments and other equity withdrawals by SCB LLC are restricted by regulations imposed by the SEC, the Financial Industry Regulatory Authority, Inc., and other securities agencies.
Our U.K.-based broker-dealer is a member of the London Stock Exchange. As of December 31, 2021, it was subject to financial resources requirements of $47.4 million imposed by the Financial Conduct Authority of the United Kingdom and had aggregate regulatory financial resources of $61.1 million, an excess of $13.7 million over the required level.
AllianceBernstein Investments, Inc., another one of our subsidiaries and the distributor and/or underwriter for certain company-sponsored mutual funds, is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the SEC. As of December 31, 2021, it had net capital of $26.5 million, which was $26.2 million in excess of its required net capital of $0.3 million.
Many of our subsidiaries around the world are subject to minimum net capital requirements by the local laws and regulations to which they are subject. As of December 31, 2021, each of our subsidiaries subject to a minimum net capital requirement satisfied the applicable requirement.
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

2021 Annual Report	107

Part II
Our customer securities activities are transacted on either a cash or margin basis. In margin transactions, we extend credit to the customer, subject to various regulatory and internal margin requirements. These transactions are collateralized by cash or securities in the customer’s account. In connection with these activities, we may execute and clear customer transactions involving the sale of securities not yet purchased. We seek to control the risks associated with margin transactions by requiring customers to maintain collateral in compliance with the aforementioned regulatory and internal guidelines. We monitor required margin levels daily and, pursuant to such guidelines, require customers to deposit additional collateral, or reduce positions, when necessary. A majority of our customer margin accounts are managed on a discretionary basis whereby we maintain control over the investment activity in the accounts. For these discretionary accounts, our margin deficiency exposure is minimized by our maintaining a diversified portfolio of securities in the accounts, our discretionary authority and our U.S.-based broker-dealer's role as custodian.
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
18. Qualified Employee Benefit Plans
We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes. Aggregate contributions were $16.5 million, $15.6 million and $14.4 million for 2021, 2020 and 2019, respectively.
We maintain several defined contribution plans for foreign employees working for our subsidiaries in the United Kingdom, Australia, Japan and other locations outside the United States. Employer contributions generally are consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $9.8 million, $8.4 million and $7.7 million in 2021, 2020 and 2019, respectively.
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
Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended, and not greater than the maximum amount we can deduct for federal income tax purposes. We did not make a contribution to the Retirement Plan during 2021. We do not currently anticipate that we will contribute to the Retirement Plan during 2022. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, has not determined the amount, if any, of additional future contributions that may be required.

108	AllianceBernstein

Part II
The Retirement Plan’s projected benefit obligation, fair value of plan assets and funded status (amounts recognized in the consolidated statements of financial condition) were as follows:

	Years Ended December 31
	2021	2020
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$151,124	$136,113
Interest cost	3,794	4,443
Plan settlements	(5,803)	—
Actuarial (gain) loss	(4,447)	16,131
Benefits paid	(2,806)	(5,563)
Projected benefit obligation at end of year	141,862	151,124
Change in plan assets:
Plan assets at fair value at beginning of year	125,022	114,080
Actual return on plan assets	14,526	16,505
Employer contribution	—	—
Plan settlements	(5,803)	—
Benefits paid	(2,806)	(5,563)
Plan assets at fair value at end of year	130,939	125,022
Funded status	$(10,923)	$(26,102)
Effective December 31, 2015, the Retirement Plan was amended to change the actuarial basis used for converting a life annuity benefit to optional forms of payment and converting benefits payable at age 65 to earlier commencement dates. This prior service cost will be amortized over future years.
The amounts recognized in other comprehensive income (loss) for the Retirement Plan for 2021, 2020 and 2019 were as follows:

	2021	2020	2019
	(in thousands)
Unrecognized net gain (loss) from experience different from that assumed and effects of changes and assumptions	$15,858	$(4,089)	$(7,934)
Prior service cost	24	24	24
	15,882	(4,065)	(7,910)
Income tax (expense) benefit	(87)	(216)	312
Other comprehensive income (loss)	$15,795	$(4,281)	$(7,598)
The gain of $15.8 million recognized in 2021 was primarily due to actual earnings exceeding expected earnings on plan assets ($8.2 million), changes in the discount rate and lump sum interest rates of ($5.6 million), settlement loss recognized of ($2.0 million) and the recognized actuarial loss of ($1.5 million), offset by changes in the census data ($1.0 million) and changes in the mortality assumption ($0.2 million). The loss of $4.3 million recognized in 2020 was primarily due to changes in the discount rate and lump sum interest rates ($16.7 million), offset by actual earnings exceeding expected earnings on plan assets ($10.4 million), changes in the mortality assumption ($1.0 million), the recognized actuarial loss ($1.4 million) and changes in the census data ($0.4 million). The loss of $7.6 million recognized in 2019 was primarily was due to changes in the discount rate and lump sum interest rates ($21.7 million), offset by actual earnings exceeding expected earnings on plan assets ($11.3 million), changes in the mortality assumption ($1.2 million), the recognized actuarial loss ($1.1 million) and changes in census data ($0.1 million).

2021 Annual Report	109

Part II
Foreign retirement plans and an individual's retirement plan maintained by AB are not material to AB's consolidated financial statements. As such, disclosure for these plans is not necessary. The reconciliation of the 2021 amounts recognized in other comprehensive income for the Retirement Plan as compared to the consolidated statement of comprehensive income ("OCI Statement") is as follows:

	Retirement Plan	Retired Individual Plan	Foreign Retirement Plans	OCI Statement
	(in thousands)
Recognized actuarial gain (loss)	$15,858	$16	$(131)	$15,743
Amortization of prior service cost	24	—	—	24
Changes in employee benefit related items	15,882	16	(131)	15,767
Income tax (expense) benefit	(87)	(1)	29	(59)
Employee benefit related items, net of tax	$15,795	$15	$(102)	$15,708
The amounts included in accumulated other comprehensive income (loss) for the Retirement Plan as of December 31, 2021 and 2020 were as follows:

	2021	2020
	(in thousands)
Unrecognized net loss from experience different from that assumed and effects of changes and assumptions	$(43,768)	$(59,625)
Prior service cost	(683)	(707)
	(44,451)	(60,332)
Income tax benefit	210	296
Accumulated other comprehensive loss	$(44,241)	$(60,036)
The amortization period over which we are amortizing the loss for the Retirement Plan from accumulated other comprehensive income is 28.7 years. The estimated prior service cost and amortization of loss for the Retirement Plan that will be amortized from accumulated other comprehensive income over the next year are $24,000 and $1.5 million, respectively.
The accumulated benefit obligation for the plan was $141.9 million and $151.1 million as of December 31, 2021 and 2020, respectively.
The discount rates used to determine benefit obligations as of December 31, 2021 and 2020 (measurement dates) were 2.90% and 2.55%, respectively.
Benefit payments are expected to be paid as follows (in thousands):

2022	$8,817
2023	7,630
2024	7,460
2025	9,642
2026	8,787
2027 - 2031	45,873

110	AllianceBernstein

Part II
Net expense under the Retirement Plan consisted of:

	Years Ended December 31
	2021	2020	2019
	(in thousands)
Interest cost on projected benefit obligations	$3,794	$4,443	$4,944
Expected return on plan assets	(6,351)	(6,084)	(5,639)
Amortization of prior service cost	24	24	24
Settlement loss recognized	2	—	—
Recognized actuarial loss	1,447	1,386	1,146
Net pension expense	$938	$(231)	$475
Actuarial computations used to determine net periodic costs were made utilizing the following weighted-average assumptions:

	Years Ended December 31
	2021	2020	2019
Discount rate on benefit obligations	2.55%	3.35%	4.40%
Expected long-term rate of return on plan assets	5.25%	5.50%	5.75%
In developing the expected long-term rate of return on plan assets of 5.25%, management considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class.
As of December 31, 2021, the mortality projection assumption has been updated to use the generational MP-2021 improvement scale. Previously, mortality was projected generationally using the MP-2020 improvements scale. The base mortality assumption used is the Society of Actuaries Pri-2012 base mortality table for private sector plans, with a white-collar adjustment, using the contingent annuitant table for beneficiaries of deceased participants.
The Internal Revenue Service (“IRS”) recently updated the mortality tables used to determine lump sums. For fiscal year-end 2021, we reflected the most recently published IRS table for lump sums assumed to be paid in 2022. We projected future mortality for lump sums assumed to be paid after 2022 using the current base mortality tables (RP-2014 backed off to 2006) and projection scale of MP-2021.
The Retirement Plan’s asset allocation percentages consisted of:

	Years Ended December 31
	2021	2020
Equity	52%	55%
Debt securities	38	36
Other	10	9
	100%	100%
The guidelines regarding allocation of assets are formalized in the Investment Policy Statement adopted by the Investment Committee for the Retirement Plan. The objective of the investment program is to enhance the portfolio of the Retirement Plan through total return (capital appreciation and income), thereby promoting the ongoing ability of the plan to meet future liabilities and obligations, while minimizing the need for additional contributions. The guidelines specify an allocation weighting of 10% to 35% for liability hedging investments (target of 24%), 15% to 40% for return seeking investments (target of 27%), 5% to 35% for risk mitigating investments (target of 10%), 10% to 35% for diversifying investments (target of 21%) and 5% to 35% for dynamic asset allocation (target of 18%). Investments in mutual funds, hedge funds (and other alternative investments), and other commingled investment vehicles are permitted under the guidelines. Investments are permitted in overlay portfolios (regulated mutual funds), which are designed to manage short-term portfolio risk and mitigate the effect of extreme outcomes by varying the asset allocation of a portfolio.
See Note 9, Fair Value for a description of how we measure the fair value of our plan assets.

2021 Annual Report	111

Part II
The valuation of our Retirement Plan assets by pricing observability levels as of December 31, 2021 and 2020 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2021
Cash	$47	$—	$—	$47
U.S. Treasury Strips	—	32,355	—	32,355
Fixed income mutual funds	17,477		—	17,477
Equity mutual funds	43,786		—	43,786
Equity securities	14,801	—	—	14,801
Total assets in the fair value hierarchy	76,111	32,355	—	108,466
Investments measured at net assets value		—	—	22,473
Investments at fair value	$76,111	$32,355	$—	$130,939

	Level 1	Level 2	Level 3	Total
December 31, 2020
Cash	$458	$—	$—	$458
U.S. Treasury Strips	—	26,599	—	26,599
Fixed income mutual funds	17,834	—	—	17,834
Equity mutual funds	44,020	—	—	44,020
Equity securities	14,376	—	—	14,376
Total assets in the fair value hierarchy	76,688	26,599	—	103,287
Investments measured at net assets value	—	—	—	21,735
Investments at fair value	$76,688	$26,599	$—	$125,022
During 2021 and 2020, the Retirement Plan's investments include the following:
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
•six equity mutual funds in 2021 as compared to seven equity mutual funds in 2020; four of which focus on U.S.-based equity securities of various capitalization sizes ranging from small to large capitalizations and diversified portfolios within those capitalization ranges; and in 2021 two funds as compared to three funds in 2020, that focus on non-U.S. based equity securities of various capitalization sizes ranging from small to large capitalizations and diversified portfolios therein across non-U.S. regions; and
•one separate equity income mutual fund, which seeks to moderate the volatility of equity oriented asset allocation over the long term, as part of the overall asset allocation managed by the Plan to deliver a long-term premium to the S&P 500 with greater consistency across a range of market environments.
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

112	AllianceBernstein

Part II
Under the Incentive Compensation Program, we made awards in 2021, 2020 and 2019 aggregating $184.1 million, $177.4 million and $175.5 million, respectively. The amounts charged to employee compensation and benefits for the years ended December 31, 2021, 2020 and 2019 were $173.4 million, $176.8 million and $177.2 million, respectively.
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
As of December 31, 2021, no options to buy AB Holding Units had been granted and 28,109,084 AB Holding Units, net of withholding tax requirements, were subject to other AB Holding Unit awards made under the 2017 Plan or the AllianceBernstein 2010 Long Term Incentive Plan, as amended, an equity compensation plan with similar terms that was canceled on September 30, 2017. AB Holding Unit-based awards (including options) in respect of 31,890,916 AB Holding Units were available for grant under the 2017 Plan as of December 31, 2021.
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
Option Awards
We did not grant any options to buy AB Holding Units during 2021, 2020 or 2019. Historically, options granted to employees generally were exercisable at a rate of 20% of the AB Holding Units subject to such options on each of the first five anniversary dates of the date of grant; options granted to Eligible Directors generally were exercisable at a rate of 33.3% of the AB Holding Units subject to such options on each of the first three anniversary dates of the date of grant.
The option-related activity in our equity compensation plans during 2021 is as follows:

	Options to Buy AB Holding Units	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	148,985	$23.61	1.2
Granted	—	—
Exercised	(143,211)	23.75
Forfeited	—	—
Expired	—	—
Outstanding as of December 31, 2021	5,774	$20.12	0.33	$165.8
Exercisable as of December 31, 2021	5,774	$20.12	0.33	$165.8
Vested or expected to vest as of December 31, 2021	5,774	$20.12	0.33	$165.8
The total intrinsic value of options exercised during 2021, 2020 and 2019 was $2.2 million, $32,368 and $3.7 million, respectively.
Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the options awarded (determined using the Black-Scholes option valuation model) and is recognized over the requisite service period. We recorded no compensation expense related to option grants in 2021, 2020 or 2019 as no options were granted. As of December 31, 2021, there was no compensation expense related to unvested option grants not yet recognized in the consolidated statement of income.

2021 Annual Report	113

Part II
Restricted AB Holding Unit Awards
In 2021, 2020 and 2019, the Board granted restricted AB Holding Unit awards to Eligible Directors. These AB Holding Units give the Eligible Directors, in most instances, all the rights of other AB Holding Unitholders, subject to such restrictions on transfer as the Board may impose.
We award restricted AB Holding Units that vest ratably over three or four years. We fully expensed these awards on each grant date, as there is no service requirement. Grant details related to these awards is as follows:

	2021	2020	2019
Restricted Units Awarded	35,358	50,232	45,420
Weighted Average Grant Date Fair Value	$44.29	$23.69	$29.33
Compensation Expense (in millions)	$1.6	$1.2	$1.3
On April 28, 2017, Seth P. Bernstein was appointed President and Chief Executive Officer ("CEO") pursuant to an employment agreement, effective May 1, 2017. In connection with the commencement of his employment, Mr. Bernstein was granted restricted AB Holding Units with a grant date fair value of $3.5 million (164,706 AB Holding Units based on the $21.25 grant date AB Holding Unit price on May 16, 2017) and a four-year service requirement. Mr. Bernstein's restricted AB Holding Units vested ratably on each of the first four anniversaries of his commencement date and were delivered to Mr. Bernstein on or about May 1, 2021. These AB Holding Units were subject to accelerated vesting clauses in his employment agreement. Compensation expense related to Mr. Bernstein's restricted AB Holding Unit grant was $0.3 million for the year ended December 31, 2021 and $0.9 million for each of the years ended December 31, 2020 and 2019, respectively. Mr. Bernstein's award granted in connection with his appointment as CEO was fully amortized as of December 31, 2021.
Under the Incentive Compensation Program, we awarded 3.5 million restricted AB Holding Units in 2021 (which included 3.3 million restricted AB Holding Units in December for the 2021 year-end awards as well as 0.2 million additional restricted AB Holding Units granted earlier during the year relating to the 2020 year-end awards), with grant date fair values per restricted AB Holding Unit ranging between $32.10 to $50.94.
We awarded 5.3 million restricted AB Holding Units in 2020 (which included 5.0 million restricted AB Holding Units in December for the 2020 year-end awards as well as 0.3 million additional restricted AB Holding Units granted earlier during the year relating to the 2019 year-end awards), with grant date fair values per restricted AB Holding Unit ranging between $28.75 to $32.10.
We awarded 5.8 million restricted AB Holding Units in 2019 (which included 5.4 million restricted AB Holding Units in December for the 2019 year-end awards as well as 0.4 million additional restricted AB Holding Units granted earlier during the year related to the 2018 year-end awards), with grant date fair values per restricted AB Holding Unit ranging between $26.69 to $30.01.
Restricted AB Holding Units awarded under the Incentive Compensation Program in 2020 and years prior generally vested in 25% increments on December 1st of each of the four years immediately following the year in which the award was granted. Awards granted in 2021 and subsequent years generally will vest in 33.3% increments on December 1st of each of the three years immediately following the year in which the award is granted.
We also award restricted AB Holding Units in connection with certain employment and separation agreements, as well as relocation-related performance awards, with vesting schedules ranging between two and five years. Grant details related to these awards is as follows:

	2021	2020	2019
	(in millions excluding share prices)
Restricted Units Awarded	3.4	0.4	1.9
Grant Date Fair Value Range	$29.06 - $53.86	$18.80 - $35.42	$27.32 - $30.85
Compensation Expense	$40.9	$32.1	$36.7

114	AllianceBernstein

Part II
The fair value of the restricted AB Holding Units is amortized over the requisite service period as compensation expense. Changes in unvested restricted AB Holding Units during 2021 are as follows:

	AB Holding Units	Weighted Average Grant Date Fair Value per AB Holding Unit
Unvested as of December 31, 2020	18,864,574	$28.58
Granted	6,984,456	39.68
Vested	(7,108,465)	27.99
Forfeited	(609,825)	28.99
Unvested as of December 31, 2021	18,130,740	$33.98
The total grant date fair value of restricted AB Holding Units that vested was $199.0 million, $155.0 million and $201.4 million during 2021, 2020 and 2019, respectively. As of December 31, 2021, the 18,130,740 unvested restricted AB Holding Units consist of 11,548,053 restricted AB Holding Units that do not have a service requirement and have been fully expensed on the grant date and 6,582,687 restricted AB Holding Units that have a service requirement and will be expensed over the required service period. As of December 31, 2021, there was $137.2 million of compensation expense related to unvested restricted AB Holding Unit awards granted and not yet recognized in the consolidated statement of income. We expect to recognize the expense over a weighted average period of 6.2 years.
20. Units Outstanding
Changes in AB Units outstanding for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Outstanding as of January 1,	270,509,658	270,380,314
Options exercised	143,211	5,182
Units issued	3,917,437	3,363,132
Units retired(1)	(3,117,263)	(3,238,970)
Outstanding as of December 31,	271,453,043	270,509,658
(1)During 2021 and 2020, we purchased 5,400 and 1,500 AB Units, respectively, in private transactions and retired them.
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
In order to preserve AB’s status as a private partnership for federal income tax purposes, AB Units must not be considered publicly traded. The AB Partnership Agreement provides that all transfers of AB Units must be approved by EQH and the General Partner; EQH and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in the relevant Treasury regulations. If AB Units were considered readily tradable, AB’s net income would be subject to federal and state corporate income tax, significantly reducing its quarterly distributions to AB Holding. Furthermore, should AB enter into a substantial new line of business, AB Holding, by virtue of its ownership of AB, would lose its status as a publicly-traded partnership and would become subject to corporate income tax, which would reduce materially AB Holding’s net income and its quarterly distributions to AB Holding Unitholders.

2021 Annual Report	115

Part II
Earnings before income taxes and income tax expense consist of:

	Years Ended December 31
	2021	2020	2019
	(in thousands)
Earnings before income taxes:
United States	$1,007,847	$743,687	$697,501
Foreign	208,615	163,749	125,936
Total	$1,216,462	$907,436	$823,437
Income tax expense:
Partnership UBT	$6,951	$3,356	$9,196
Corporate subsidiaries:
Federal	750	1,495	(943)
State and local	956	904	975
Foreign	58,080	44,086	32,290
Current tax expense	66,737	49,841	41,518
Deferred tax	(4,009)	(4,188)	236
Income tax expense	$62,728	$45,653	$41,754
The principal reasons for the difference between the effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31
	2021		2020		2019
	(in thousands)
UBT statutory rate	$48,659	4.0%	$36,297	4.0%	$32,937	4.0%
Corporate subsidiaries' federal, state, and local	1,322	0.2	2,025	0.2	4,000	0.5
Foreign subsidiaries taxed at different rates	43,019	3.5	33,969	3.7	26,719	3.3
FIN 48 reserve (release)	—	—	(1,886)	(0.2)	2,765	0.3
UBT business allocation percentage rate change	23	—	8	—	(79)	—
Deferred tax and payable write-offs	1,003	0.1	(887)	(0.1)	314	—
Foreign outside basis difference	1,492	0.1	3	—	155	—
Amended 2017 return	—	—	(221)	—	(3,853)	(0.5)
Effect of ASC 740 adjustments, miscellaneous taxes, and other	1,799	0.1	2,654	0.3	2,305	0.3
Income not taxable resulting from use of UBT business apportionment factors and effect of compensation charge	(34,589)	(2.8)	(26,309)	(2.9)	(23,509)	(2.8)
Income tax expense and effective tax rate	$62,728	5.2	$45,653	5.0	$41,754	5.1
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

116	AllianceBernstein

Part II
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31
	2021	2020	2019
	(in thousands)
Balance as of beginning of period	$2,838	$5,706	$3,893
Additions for prior year tax positions	—	—	1,813
Reductions for prior year tax positions	—	—	—
Additions for current year tax positions	—	—	—
Reductions for current year tax positions	—	—	—
Reductions related to closed years/settlements with tax authorities	—	(2,868)	—
Balance as of end of period	$2,838	$2,838	$5,706
The amount of unrecognized tax benefits as of December 31, 2021, 2020, and 2019, when recognized, is recorded as a reduction to income tax expense and reduces the company’s effective tax rate.
Interest and penalties, if any, relating to tax positions are recorded in income tax expense on the consolidated statements of income. There was no interest expense recorded in 2021. The total amount of interest expense recorded in income tax expense (credit) during 2020 and 2019 was, $(0.4) million and $0.7 million, respectively. As of December 31, 2021 and 2020, there is no accrued interest recorded on the consolidated statements of financial condition. The total amount of accrued interest recorded as of December 31, 2019 was $1.1 million. There were no penalties as of December 31, 2021 and 2020. There were $0.2 million of penalties accrued as of December 31, 2019.
Generally, the company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for any year prior to 2017.
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
At December 31, 2021, it is not reasonably possible that any of our unrecognized tax benefits will change within the next 12 months due to completion of tax authority exams.

2021 Annual Report	117

Part II
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the net deferred tax asset (liability) is as follows:

	Years Ended December 31
	2021	2020
	(in thousands)
Deferred tax asset:
Differences between book and tax basis:
Benefits from net operating loss carryforwards	$7,833	$7,112
Long-term incentive compensation plans	24,468	22,363
Investment basis differences	5,523	5,256
Depreciation and amortization	3,942	2,065
Lease liability	5,327	5,994
Other, primarily accrued expenses deductible when paid	4,917	4,737
	52,010	47,527
Less: valuation allowance	(3,828)	(3,025)
Deferred tax asset	48,182	44,502
Deferred tax liability:
Differences between book and tax basis:
Intangible assets	7,622	7,933
Investment in foreign subsidiaries	4,084	3,048
Right-of-use asset	4,490	4,975
Other	2,075	1,760
Deferred tax liability	18,271	17,716
Net deferred tax asset	$29,911	$26,786
Valuation allowances of $3.8 million and $3.0 million were established as of December 31, 2021 and 2020, respectively, primarily due to significant negative evidence that net operating loss ("NOL") carryforwards will not be utilized, given the future losses expected to be incurred by the applicable subsidiaries. We had NOL carryforwards at December 31, 2021 and 2020 of approximately $55.1 million and $51.0 million, respectively, in certain foreign locations with an indefinite expiration period.
The deferred tax asset is included in other assets in our consolidated statement of financial condition. Management believes there will be sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets recognized that are not subject to valuation allowances.
The company provides income taxes on the unremitted earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are indefinitely reinvested outside the United States. As of December 31, 2021, $29.6 million of undistributed earnings of non-U.S. corporate subsidiaries were indefinitely invested outside the U.S. At existing applicable income tax rates, additional taxes of approximately $6.4 million would need to be paid if such earnings are remitted.

118	AllianceBernstein

Part II
22. Business Segment Information
Management has assessed the requirements of ASC 280, Segment Reporting, and determined that, because we utilize a consolidated approach to assess performance and allocate resources, we have only one operating segment. Enterprise-wide disclosures as of and for the years ended December 31, 2021, 2020 and 2019 were as follows:
Services
Net revenues derived from our investment management, research and related services were as follows:

	Years Ended December 31
	2021	2020	2019
	(in thousands)
Institutions	$587,017	$512,914	$480,144
Retail	2,223,829	1,811,948	1,619,832
Private Wealth Management	1,126,142	882,672	904,505
Bernstein Research Services	452,017	459,744	407,911
Other	56,283	56,908	163,245
Total revenues	4,445,288	3,724,186	3,575,637
Less: Interest expense	3,686	15,650	57,205
Net revenues	$4,441,602	$3,708,536	$3,518,432
No individual fund accounted for more than 10% of our investment advisory and service fees and our net revenues during 2021, 2020 and 2019.
Geographic Information
Net revenues and long-lived assets, related to our U.S. and international operations, as of and for the years ended December 31, were as follows:

	2021	2020	2019
	(in thousands)
Net revenues:
United States	$2,403,870	$1,959,528	$1,975,105
International	2,037,732	1,749,008	1,543,327
Total	$4,441,602	$3,708,536	$3,518,432
Long-lived assets:
United States	$3,331,572	$3,285,761
International	45,796	53,453
Total	$3,377,368	$3,339,214
Major Customers
Company-sponsored mutual funds are distributed to individual investors through broker-dealers, insurance sales representatives, banks, registered investment advisers, financial planners and other financial intermediaries. HSBC (not affiliated with AB) was responsible for approximately 4%, 6% and 14% of our open-end mutual fund sales in 2021, 2020 and 2019, respectively. HSBC is not under any obligation to sell a specific amount of AB Fund shares.
EQH and the general and separate accounts of Equitable Financial Life Insurance Company ("Equitable Financial") (including investments by the separate accounts of Equitable Financial in the funding vehicle EQ Advisors Trust) accounted for approximately 3% of our total revenues for each of the years ended December 31, 2021, 2020 and 2019. No single institutional client other than EQH and its subsidiaries accounted for more than 2% of our total revenues for the years ended December 31, 2021, 2020 and 2019.

2021 Annual Report	119

Part II
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
Revenues for services provided or related to the mutual funds are as follows:

	Years Ended December 31
	2021	2020	2019
	(in thousands)
Investment advisory and services fees	$1,644,757	$1,368,484	$1,275,677
Distribution revenues	637,076	516,336	441,437
Shareholder servicing fees	85,745	79,394	75,122
Other revenues	8,364	8,314	7,303
Bernstein Research Services	2	3	2
	$2,375,944	$1,972,531	$1,799,541
EQH and its Subsidiaries
We provide investment management and certain administration services to EQH and its subsidiaries. In addition, EQH and its subsidiaries distribute company-sponsored mutual funds, for which they receive commissions and distribution payments. Also, we are covered by various insurance policies maintained by EQH and we pay fees for technology and other services provided by EQH and its subsidiaries. Additionally, see Note 12, Debt, for disclosures related to our credit facility with EQH.
Aggregate amounts included in the consolidated financial statements for transactions with EQH and its subsidiaries, as of and for the years ended December 31, are as follows:

	EQH
	2021	2020	2019
	(in thousands)
Revenues:
Investment advisory and services fees	$133,074	$115,901	$109,316
Other revenues	675	1,330	1,013
	$133,749	$117,231	$110,329
Expenses:
Commissions and distribution payments to financial intermediaries	$4,550	$3,952	$3,956
General and administrative	2,373	2,281	2,466
Other	3,953	5,463	3,644
	$10,876	$11,696	$10,066
Balance Sheet:
Institutional investment advisory and services fees receivable	$8,607	$8,343
Prepaid expenses	545	404
Other due to EQH and its subsidiaries	(1,534)	(1,280)
EQH Facility	(755,000)	(675,000)
	$(747,382)	$(667,533)

120	AllianceBernstein

Part II
Other Related Parties
The consolidated statements of financial condition include a net receivable from AB Holding as a result of cash transactions for fees and expense reimbursements. The net receivable balance included in the consolidated statements of financial condition as of December 31, 2021 and 2020 was $11.2 million and $10.2 million, respectively.
24. Non-controlling Interests
Non-controlling interest in net income for the years ended December 31, 2021, 2020 and 2019 consisted of the following:

	2021	2020	2019
	(in thousands)
Non-redeemable non-controlling interest	$100	$—	$92
Redeemable non-controlling interests:
Consolidated company-sponsored investment funds	5,011	(4,169)	29,549
Total non-controlling interest in net income (loss)	$5,111	$(4,169)	$29,641
Redeemable non-controlling interest as of December 31, 2021 and 2020 consisted of the following:

	2021	2020
	(in thousands)
Consolidated company-sponsored investment funds	$421,169	$102,359
Total redeemable non-controlling interest	$421,169	$102,359
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

2021 Annual Report	121

Part II
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
Management assessed the effectiveness of AB Holding’s and AB’s internal control over financial reporting as of December 31, 2021. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (“COSO criteria”).
Based on its assessment, management concluded that, as of December 31, 2021, each of AB Holding and AB maintained effective internal control over financial reporting based on the COSO criteria.
PricewaterhouseCoopers LLP (PCAOB ID No. 238), the independent registered public accounting firm that audited the 2021 financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of each of AB Holding’s and AB’s internal control over financial reporting as of December 31, 2021. The reports pertaining to AB Holding and AB each can be found in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Both AB and AB Holding reported all information required to be disclosed on Form 8-K during the fourth quarter of 2021.

122	AllianceBernstein

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
The General Partner does not receive any compensation from the Partnerships for services rendered to them as their general partner. The General Partner holds a 1% general partnership interest in AB and 100,000 units of general partnership interest in AB Holding. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. Similarly, the 1% general partnership interest in AB is entitled to receive distributions equal to those received by each AB Unit.
The General Partner is entitled to reimbursement by AB for any expenses it incurs in carrying out its activities as general partner of the Partnerships, including compensation paid by the General Partner to its directors and officers (to the extent such persons are not compensated directly by AB).
Board of Directors
Our Board consists of 12 directors, including eight independent directors (including our Chair of the Board), our President and CEO, and three senior executives of EQH. While we do not have a formal, written diversity policy in place, we believe that an effective board consists of a diverse group of individuals who collectively possess a variety of complementary skills, personal experiences and perspectives and who will work together to provide a board with the needed leadership and experience to successfully guide our company. As set forth in its charter, the Corporate Governance Committee of the Board (the “Governance Committee”) assists the Board in identifying and evaluating such candidates, determining Board composition, developing and monitoring a process to assess Board effectiveness, developing and implementing corporate governance guidelines, and reviewing programs relating to matters of corporate responsibility.
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

2021 Annual Report	123

Part III

Board Committees

	Executive Committee	Audit and Risk Committee	Corporate Governance Committee	Compensation and Workplace Practices Committee
Joan Lamm-Tennant
Seth P. Bernstein	M		M
Nella Domenici		M
Jeffrey Hurd
Daniel G. Kaye				M
Nick Lane
Kristi Matus
Das Narayandas			M
Mark Pearson	M		M	M
Bertram L. Scott				M
Charles Stonehill
Todd Walthall		M

Chairperson

M	Member

124	AllianceBernstein

Part III

Board of Directors

Joan Lamm-Tennant Chair of the Board, Equitable Holdings Committees: Executive (Chair) Age: 69 Director Since: 2021	Seth P. Bernstein President and Chief Executive Officer, AllianceBernstein Committees: Executive Governance Age: 60 Director Since: 2017	Nella L. Domenici Board member of Change Healthcare Committees: Audit Age: 61 Director Since: 2020	Jeffrey Hurd Chief Operating Officer, Equitable Holdings Committees: None Age: 55 Director Since: 2019

Daniel G. Kaye Director, Equitable Holdings, Equitable Financial Life Insurance Company and Equitable Financial Life Insurance Company of America Committees: Compensation Age: 67 Director Since: 2017	Nick Lane President, Equitable Financial Life Insurance Company Committees: None Age: 48 Director Since: 2019	Kristi Matus Corporate Chief Financial Officer and Chief Operating Officer, Buckle Committees: Governance (Chair) Compensation (Chair) Age: 54 Director Since: 2019	Das Narayandas Edsel Bryant Ford Professor of Business Administration, Harvard Business School Committees: Governance Age: 61 Director Since: 2017

Mark Pearson President and Chief Executive Officer, Equitable Holdings Committees: Executive Governance Compensation Age: 63 Director Since: 2011	Bertram L. Scott Director, Equitable America and Equitable Holdings Committees: Compensation Age: 70 Director Since: 2020	Charles Stonehill Founding Partner, Green & Blue Advisors Committees: Audit (Chair) Age: 63 Director Since: 2019	Todd Walthall Executive Vice President of Enterprise Growth, UnitedHealth Group Committees: Audit Age: 51 Director Since: 2021

2021 Annual Report	125

Part III
As of February 11, 2022, our directors are as follows:

Background
•Ms. Lamm-Tennant was appointed Chair of AB in October 2021.
•She has served as Chair of the Board of EQH, Equitable Financial and Equitable America since October 2021, after having joined these boards in January 2020.
•She also serves on the Executive Committee, the Audit Committee, and the Finance and Risk Committee of EQH.
•Ms. Lamm-Tennant founded Blue Marble Microinsurance and served as its CEO from 2015 to 2020.
•She currently is executive advisor of Brewer Lane Ventures, having joined in 2021; she also serves on the boards of Ambac Financial Group, Hamilton Insurance Group and Element Fleet Financial Corp.
•Previously, Ms. Lamm-Tennant was Adjunct Professor, International Business at The Wharton School of the University of Pennsylvania from 2005 to 2016. Prior to or concurrently with her service at The Wharton School, Ms. Lamm-Tennant held various senior positions in the insurance industry, including with Marsh & McLennan Companies, Guy Carpenter and General Reinsurance Corporation.
Director Qualifications
Ms. Lamm-Tennant brings to the Board significant industry and academic experience, having held global business leadership roles and developed a distinguished career as a professor of finance and economics.

Joan Lamm-Tennant Committees: Executive (Chair) Age: 69 Director Since: 2021

Background
•Mr. Bernstein was appointed President and Chief Executive Officer in April 2017 and began serving in this role on May 1, 2017.
•Serving as Senior Executive Vice President and Head of Investment Management and Research of EQH since April 2018.
•Previously, Mr. Bernstein had a distinguished 32-year career at JPMorgan Chase, most recently as managing director and global head of Managed Solutions and Strategy at J.P. Morgan Asset Management. In this role, Mr. Bernstein was responsible for the management of all discretionary assets within the Private Banking client segment.
•Among other roles, he served as Managing Director and Global Head of Fixed Income and Currency for 10 years, concluding in 2012.
•Mr. Bernstein held the position of Chief Financial Officer at JPMorgan Chase’s Investment Management and Private Banking division.
•Mr. Bernstein is a member of the Management Committee of EQH and the Board of Managers of Haverford College, Pennsylvania.
Director Qualifications
Mr. Bernstein brings to the Board the diverse financial services experience he developed through his extensive service at JPMorgan Chase and more recent career at AB.

Seth P. Bernstein Committees: Executive, Governance Age: 60 Director Since: 2017

126	AllianceBernstein

Part III

Background
•Ms. Domenici was appointed a director of AB in January 2020.
•During 2020 and 2021, she served as Chief Financial Officer and member of the Executive Committee at Dataminr, a leading high-growth AI company that is late-stage venture backed. In her senior executive role, Ms. Domenici was responsible for various strategic, operational and administrative functions.
•From 2015 to 2018, she served as Chief Financial Officer and member of the Operating Committee at Bridgewater Associates, a hedge fund with more than $160 billion in AUM.
•Prior thereto, she held various senior managerial, investment banking and strategic positions with firms including Citadel Investment Group, Credit Suisse and The Monitor Consulting Group. In addition, she is a proven entrepreneur, having founded a successful financial consulting firm that advised many family-owned, private equity, venture-backed and real estate companies.
•Ms. Domenici is a dedicated advocate and champion in the areas of education, healthcare and economic development. She co-founded the Excellent Schools of New Mexico, a leading non-profit organization that supports charter schools in underserved communities, and she serves on the board of Regis High School in New York City.
•She also serves on the advisory board of the International Folk-Art Market, which generates economic opportunities for folk artists worldwide, particularly women in developing countries.
•Ms. Domenici is a former member of the Bipartisan Policy Center Behavioral Health Integration Task Force, where she championed initiatives focused on mental illness, and of the board of One World Surgery, which provides access to quality surgical care globally.
Director Qualifications
Ms. Domenici brings to the Board her seasoned business acumen and her extensive global experience in strategic financial management, corporate strategy and operations.

Nella L. Domenici Committees: Audit Age: 61 Director Since: 2020

Background
•Mr. Hurd was appointed a director of AB in April 2019.
•He has served as Chief Operating Officer of EQH, and as a member of the EQH Management Committee, since 2018.
•In this role, Mr. Hurd has strategic oversight for EQH’s Human Resources, Information Technology and Communications departments.
•He also is responsible for EQH’s Transformation Office, which encompasses key functional areas, including operations, procurement and corporate real estate, as well as EQH's Innovation and Design Office, which contemplates new ways or working.
•Mr. Hurd also has served as Chief Operating Officer of Equitable Financial since 2018.
•Prior to joining Equitable, Mr. Hurd served as Executive Vice President and Chief Operating Officer at American International Group, Inc. (“AIG”), where he amassed deep financial services industry experience during his 20-year tenure.
•While at AIG, Mr. Hurd served as Chief Human Resources Officer, Chief Administrative Officer, Deputy General Counsel and Head of Asset Management Restructuring.
Director Qualifications
Mr. Hurd brings to the Board his extensive experience in financial services and strategic insights as a senior executive at EQH and, formerly, at AIG.

Jeffrey J. Hurd Committees: None Age: 55 Director Since: 2019

2021 Annual Report	127

Part III

Background
•Mr. Kaye was appointed a director of AB in April 2017.
•He has been a director of EQH since May 2018 and a director of Equitable Financial and Equitable America since September 2015.
•Also, since May 2019, Mr. Kaye has been a director of CME Group, Inc. (NASDAQ: CME), where he serves as Chair of the Audit Committee.
•From January 2013 to May 2014, Mr. Kaye served as interim Chief Financial Officer and Treasurer of HealthEast Care System. He held this post after retiring in 2012 from his career at Ernst & Young LLP (“E&Y”).
•He served for 35 years at E&Y, including 25 years as an audit partner.
•During his tenure at E&Y, Mr. Kaye served as the New England Area Managing Partner and the Midwest Area Managing Partner of Assurance.
•Mr. Kaye is a Certified Public Accountant and a National Association of Corporate Directors Board Leadership Fellow.
Director Qualifications
Mr. Kaye brings to the Board the extensive financial expertise he developed through his career at E&Y and his directorships at CME, EQH and certain of EQH’s subsidiaries.

Daniel G. Kaye Committees: Compensation Age: 67 Director Since: 2017

Background
•Mr. Lane was appointed a director of AB in April 2019.
•He has served as Head of Retirement, Wealth Management & Protection Solutions of EQH, and as a member of the EQH Management Committee, since May 2018.
•Also, since February 2019, Mr. Lane has served as President of Equitable Financial, leading that company’s Retirement, Wealth Management & Protection Solutions businesses and also leading its Marketing and Digital functions.
•Mr. Lane held various leadership roles with AXA and Equitable Financial since joining Equitable Financial (then a subsidiary of AXA) in 2005 as Senior Vice President of the Strategic Initiatives Group.
•He has served as President and CEO of AXA Japan, Senior Executive Director at Equitable Financial with responsibilities across commercial divisions, and Head of AXA Global Strategy overseeing AXA’s five-year strategic plan across 60 countries.
•Prior to joining Equitable Financial, Mr. Lane was a consultant for McKinsey & Company and a Captain in the United States Marine Corps.
Director Qualifications
Mr. Lane brings to the Board the outstanding experience and leadership qualities he has developed in various senior roles at AXA, EQH and various subsidiaries, and as an officer in the United States Marine Corps.

Nick Lane Committees: None Age: 48 Director Since: 2019

128	AllianceBernstein

Part III

Background
•Ms. Matus was appointed a director of AB in July 2019.
•She has been a director and member of various board committees at EQH and Equitable America since March 2019 and at Equitable Financial since September 2015.
•Ms. Matus joined Buckle, a tech-enabled financial services company, as Chief Financial Officer and Chief Operating Officer in October 2020 and has served as director and Audit Committee Chair of Cerence, Inc., a leading provider of automotive technology, since October 2019.
•Formerly, Ms. Matus had been Chair of the Compensation Committee at Tru Optik Data Corp., a digital media intelligence company, from September 2016 to October 2020, an executive advisor to Thomas H. Lee Partners L.P., a private equity firm, from October 2017 to October 2020, and a director and the Audit Committee Chair at Nextech Systems, a provider of healthcare technology solutions, from June 2019 to October 2020.
•Ms. Matus served as Executive Vice President and Chief Financial & Administrative Officer at athenahealth, Inc. (“athena”) from July 2014 to May 2016.
•Before joining athena, Ms. Matus served as Executive Vice President of Governance Services at Aetna, Inc. from February 2012 to July 2013.
•Previously, she held several leadership roles at United Services Automobile Association.
Director Qualifications
Ms. Matus brings to the Board her extensive experience in finance, risk management, compliance and audit functions, investor relations, human capital, real estate and IT, gained through her numerous leadership roles at technology, healthcare and insurance companies.

Kristi A. Matus Committees: Governance (Chair), Compensation (Chair) Age: 54 Director Since: 2019

Background
•Mr. Narayandas was appointed a director of AB in November 2017.
•He is the Edsel Bryant Ford Professor of Business Administration at Harvard Business School (“HBS”), where he has been a faculty member since 1994.
•Mr. Narayandas also currently serves as the Senior Associate Dean and Chairman of Harvard Business School Publishing, and as the Senior Associate Dean of HBS External Relations.
•He previously served as the senior associate dean of HBS Executive Education, and as chair of the HBS Executive Education Advanced Management Program and the Program for Leadership Development, as well as course head of the required first-year marketing course in the MBA program.
•Mr. Narayandas has received the award for teaching excellence from the graduating HBS MBA class on several occasions. Other awards he has received include the Robert F. Greenhill Award for Outstanding Service to the HBS Community, the Charles M. Williams Award for Excellence in Teaching and the Apgar Award for Innovation in Teaching.
•His scholarship has focused on market-facing issues in traditional business-to-business marketing and professional service firms, including client management strategies, delivering service excellence, product-line management and channel design.
Director Qualifications
Mr. Narayandas brings to the Board his wealth of experience at the highest level of academia in the U.S.

Das Narayandas Committees: Governance Age: 61 Director Since: 2017

2021 Annual Report	129

Part III

Background
•Mr. Pearson was appointed a director of AB in February 2011.
•He has served as director and as President and CEO of EQH since May 2018.
•Mr. Pearson also serves as a member of EQH’s Management Committee.
•Additionally, Mr. Pearson serves as CEO of Equitable Financial and Equitable America, and he has been a director of both companies since 2011.
•Mr. Pearson joined AXA in 1995 when AXA acquired National Mutual Funds Management Limited (presently AXA Asia Pacific Holdings Limited) and was appointed Regional Chief Executive of AXA Asia Life in 2001.
•From 2008 to 2011, Mr. Pearson was President and Chief Executive Officer of AXA Japan Holding Co., Ltd. (“AXA Japan”).
•Prior to joining AXA, Mr. Pearson spent approximately 20 years in the insurance sector, holding several senior management positions at Hill Samuel, Schroders, National Mutual Holdings and Friends Provident.
•Mr. Pearson is a Fellow of the Chartered Public Association of Certified Public Accountants.
Director Qualifications
Mr. Pearson brings to the Board the diverse financial services experience he has developed through his service as an executive, including as Chief Executive Officer, with EQH, AXA Japan and other AXA affiliates.

Mark Pearson Committees: Executive, Governance, Compensation Age: 63 Director Since: 2011

Background
•Mr. Scott was appointed a director of AB in September 2020.
•He has been a director and member of various board committees of EQH, Equitable America and Equitable Financial since March 2019.
•He had previously served as director of Equitable America and Equitable Financial from May 2012 to May 2018.
•Mr. Scott currently is a member of the Board of the American Heart Association, having served as its chairman from 2019 to 2021.
•Mr. Scott retired in 2019 as Senior Vice President of Population Health Management of Novant Health, Inc. after having served since February 2015.
•From October 2012 to November 2015, Mr. Scott served as President and Chief Executive Officer at Affinity Health Plan.
•Prior to joining Affinity, he served as President, U.S. Commercial of CIGNA Corporation from June 2010 to December 2011.
•Prior to joining CIGNA, Mr. Scott was Executive Vice President and Chief Institutional Development & Sales Officer at TIAA-CREF; he had joined TIAA-CREF in 2000.
•Mr. Scott is a director and Audit Committee Chair at Becton, Dickinson and Company (NYSE: BDX), a director and Audit Committee Chair at Lowe's Companies, Inc. (NYSE: LOW) and, since January 2021, a director of Point32Health.
Director Qualifications
Mr. Scott brings to the Board his audit committee financial expertise and strong strategic and operational experience developed through a variety of executive roles at insurance and financial services companies as well as his service on the boards of other U.S. public companies.

Bertram L. Scott Committees: Compensation Age: 70 Director Since: 2020

130	AllianceBernstein

Part III

Background
•Mr. Stonehill was appointed a director of AB in April 2019.
•He has been a director and member of various board committees at EQH and Equitable America since March 2019, and at Equitable Financial since November 2017.
•Mr. Stonehill has served as a member of the supervisory board of Deutsche Boerse AG, a capital market infrastructure provider, since 2018. In January 2021, Mr. Stonehill joined the board of Constellation Acquisition Corp. I, a blank check company that targets disruptive innovation across various segments of the global economy.
•In addition, Mr. Stonehill is the Founding Partner of Green & Blue Advisors LLC, having started this advisory firm that provides financial advice to clean-tech and other environmentally-minded companies in 2011.
•He formerly was a director of Play Magnus AS, a chess app company, from 2016 to 2021, and non-executive vice chairman of Julius Baer Group Ltd., a global private banking company based in Switzerland, from 2009 to 2021.
•Mr. Stonehill has over 30 years' experience in energy markets, investment banking and capital markets, including leadership positions at Lazard Freres & Co. LLC, Credit Suisse and Morgan Stanley & Co.
•He also served as Chief Financial Officer at Better Place Inc., an electric vehicle start-up, from 2009 to 2011, where he oversaw global financial strategy and capital raising.
Director Qualifications
Mr. Stonehill brings to the Board his extensive expertise and distinguished track record in the financial services industry and over 30 years' experience in energy markets, investment banking and capital markets.

Charles G.T. Stonehill Committees: Audit (Chair) Age: 63 Director Since: 2019 Skills:

Background
•Mr. Walthall was appointed a director of AB in September 2021.
•He serves as Executive President of Enterprise Growth for UnitedHealth Group, a diversified healthcare company.
•Previously, he served as Executive Vice President and Chief Operating Officer at Blue Shield of California.
•Prior to Blue Shield, he served as Vice President and General Manager of Digital Service Integration at American Express. Before joining AMEX, Mr. Walthall held numerous senior roles with USAA Insurance, having contributed to the development of the industry's first mobile check-deposit service.
•He was the recipient of the 2016 Multicultural Leaders of California award from the National Diversity Council, and in 2020 was named one of the Most Influential Black Executives in Corporate America by Savoy Magazine.
Director Qualifications
Mr. Walthall brings over two decades of leadership experience with growth strategy, operations, product development, and customer service and retention programs through his extensive experience in numerous leadership roles throughout his career.

Todd Walthall Committees: Audit Age: 51 Director Since: 2021

2021 Annual Report	131

Part III
Executive Officers (other than Mr. Bernstein)
Kate C. Burke, COO and Head of Private Wealth
Ms. Burke, age 50, was named Head of our firm's Private Wealth channel in February 2021, and she was appointed as our firm's Chief Operating Officer in July 2020 after having been appointed Chief Administrative Officer in May 2019. Previously, she served as Head of Human Capital and Chief Talent Officer from February 2016 to May 2019. Ms. Burke joined our firm in 2004 as an institutional equity salesperson with Bernstein Research Services and has held various managerial roles since that time. Prior to joining AB, Ms. Burke was a consultant at A.T. Kearney, where she focused on strategy, organizational design and change management.
Laurence E. Cranch, Chief Legal Officer
Mr. Cranch, age 75, has been our Chief Legal Officer (formerly known as General Counsel) since he joined our firm in 2004. Prior to joining AB, Mr. Cranch was a Partner of Clifford Chance, an international law firm. Mr. Cranch joined Clifford Chance in 2000 when Rogers & Wells, a New York law firm of which he was Managing Partner, merged with Clifford Chance. Mr. Cranch retired from AB, effective as of December 31, 2021.
Ali Dibadj, CFO and Head of Strategy
Mr. Dibadj, age 46, was appointed Head of Finance (and later CFO-designate) and Head of Strategy in April 2020, and he has served as our firm's CFO since February 2021. He co-led the firm's Strategy Committee in 2019, was designated a portfolio manager focusing on improving operations, ESG and capital allocation of companies in 2017, and served as a senior research analyst with Bernstein Research Services from 2006 to 2020. During Mr. Dibadj's time as a senior research analyst, he was ranked #1 on 12 occasions and was inducted into the Institutional Investor Hall of Fame. Prior to joining AB, Mr. Dibadj spent approximately a decade consulting with McKinsey & Company and Mercer on topics including strategy, M&A, efficiency and governance. He also worked at Skadden Arps, a global law firm.
Karl Sprules, Head of Global Technology & Operations
Mr. Sprules, age 48, was appointed Head of Global Technology & Operations in 2018. He joined AB's technology department in 1998 as a senior systems engineer in the firm's London office. Form 2012 to 2020, Mr. Sprules served as AB's chief technology officer, and since 2018 he has led the relocation of AB's Technology & Operations department to the firm's new Nashville headquarters. In 2012, Mr. Sprules became head of Infrastructure Services for Equities, managing investment operations, operational risk and technology teams. From 2005 to 2012, Mr. Sprules led technology for AB's Private Wealth, Institutional and Client groups. Before joining AB, Mr. Sprules held research analyst positions in cellular and defense product development.
Changes in Directors and Executive Officers
The following changes in our directors and executive officers occurred since we filed our Form 10-K for the year ended December 31, 2020:
Directors
•Mr. Walthall joined the Board, effective September 21, 2021.
•Ms. Lamm-Tennant joined the Board, effective October 22, 2021.
•Paul Audet departed the Board, effective September 21, 2021.
•Ramon de Oliveira departed the Board, effective October 22, 2021.
Executive Officers
•Mr. Dibadj was appointed CFO, effective February 12, 2021.
•John C. Weisenseel retired as CFO, effective February 12, 2021, and from AB generally, effective September 30, 2021

132	AllianceBernstein

Part III
Board Meetings
In 2021, the Board held regular meetings in February, May, September and November. In addition, the Board convened a special joint session with the Governance Committee in October 2021.
The Board has established a calendar consisting of four regular meetings, which are held in February, May, September and November. In addition, the Board holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit and Risk, Compensation and Workplace Practices, and Governance Committees, each of which is described in further detail below. Each member of the Board attended 75% or more of the aggregate of all Board and committee meetings that he or she was entitled to attend in 2021.
Committees of the Board

Responsibilities:
•Exercises all of the powers and authority of the Board (with limited exceptions) when the Board is not in session, or when it is impractical to assemble the full Board.
•Typically, determines quarterly unitholder distributions, as applicable.

Executive Committee Committee Members: Joan Lamm-Tennant (Chair) Seth P. Bernstein Mark Pearson Meetings in 2021: 4

Responsibilities:
•Assist the Board in its oversight of:
•the integrity of the financial statements of the Partnerships;
•the effectiveness of the Partnerships' internal control over financial reporting and the Partnerships' risk management framework and risk mitigation processes;
•the Partnerships’ status and system of compliance with legal and regulatory requirements and business conduct;
•the independent registered public accounting firm’s qualification and independence; and
•the performance of the Partnerships’ internal audit function.
•Oversee the appointment, retention, compensation, evaluation and termination of the Partnerships’ independent registered public accounting firm.
•Encourages continuous improvement of, and fosters adherence to, the Partnerships’ policies, procedures and practices at all levels.
•Provides an open avenue of communication among the independent registered public accounting firm, senior management, the Internal Audit Department, the Chief Compliance Officer, the Chief Risk Officer and the Board.

Audit and Risk Committee Committee Members: Charles Stonehill (Chair) Nella Domenici Todd Walthall Meetings in 2021: 7

2021 Annual Report	133

Part III

Responsibilities:
•Assists the Board and the sole stockholder of the General Partner in:
•identifying and evaluating qualified individuals to become Board members; and
•determining the composition of the Board and its committees.
•Assists the Board in:
•developing and monitoring a process to assess Board effectiveness;
•developing and implementing our Corporate Governance Guidelines; and
•reviewing our policies and programs that relate to matters of corporate responsibility of the General Partner and the Partnerships.

Governance Committee Committee Members: Kristi Matus (Chair) Seth P. Bernstein Das Narayandas Mark Pearson Meetings in 2021: 1 regular mtg. and 1 special mtg.

For a discussion of the Compensation Committee's responsibilities, please see “Compensation Discussion and Analysis - Compensation Committee; Process for Determining Executive Compensation” in Item 11.

Compensation and Workplace Practices Committee Committee Members: Kristi Matus (Chair) Daniel G. Kaye Mark Pearson Bertram L. Scott Meetings in 2021: 5 regular mtgs. and 1 special mtg.

The functions of each of the Board committees discussed above are more fully described in each committee’s charter. The charters are available in the "Responsibility - Corporate Governance" section of our Internet Site.
Audit Committee Financial Experts; Financial Literacy
Audit Committee Financial Expertise
In May 2021, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Ms. Domenici and Messrs. Audet and Stonehill is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. The Board so determined at its regular meeting held in May 2021.
In September 2021, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that Mr. Walthall is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. The Board so determined at its regular meeting held in September 2021.
Financial Literacy
In May 2021, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that Ms. Domenici, Mr. Audet and Mr. Stonehill each is financially literate and possesses accounting or related financial management expertise, as contemplated by Section 303A.07(a) of the NYSE Listed Company Manual (“Financially Literate”). The Board so determined at its regular meeting held in May 2021.
In September 2021, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that Mr. Walthall is Financially Literate. The Board so determined at its regular meeting held in September 2021.
In October 2021, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that Ms. Lamm-Tennant is Financially Literate. The Board so determined in October 2021.

134	AllianceBernstein

Part III
Independence of Certain Directors
In May 2021, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Mses. Domenici and Matus and Messrs. Audet, de Oliveira, Kaye, Narayandas, Scott and Stonehill is independent. The Board determined, at its May 2021 regular meeting, that each of these directors is independent within the meaning of the relevant rules.
In September 2021, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that Mr. Walthall is independent. The Board determined, at its September 2021 regular meeting, that Mr. Walthall is independent within the meaning of the relevant rules.
In October 2021, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that Ms. Lamm-Tennant is independent. The Board determined, in October 2021, that Ms. Lamm-Tennant is independent within the meaning of the relevant rules.
Board Leadership Structure and Role in Risk Oversight
Leadership
The Board, together with the Governance Committee, is responsible for reviewing the Board’s leadership structure. In determining the appropriate individuals to serve as our Chair and our CEO, the Board and the Governance Committee consider, among other things, the composition of the Board, our company’s strong corporate governance practices, and the challenges and opportunities specific to AB.
Contacting our Board
Interested parties wishing to communicate directly with our Chair or the other members of our Board may send an e-mail, with “confidential” in the subject line, to our Corporate Secretary or address mail to Ms. Lamm-Tennant in care of our Corporate Secretary. Our Corporate Secretary will promptly forward such e-mail or mail to Ms. Lamm-Tennant. We have posted this information in the “Responsibility - Corporate Governance” section of our Internet Site.
Risk Oversight

Board of Directors

The Board, together with the Audit Committee, has oversight for our company’s risk management framework, which includes investment risk, credit and counterparty risk, and operational risk (includes legal/regulatory risk, cyber security risk and climate risk), and is responsible for helping to ensure that these risks are managed in a sound manner.

▼
Audit Committee

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

▲
Risk Management Team		Chief Risk Officer

Members of the company's risk management team (including our Chief Information Security Officer), who are responsible for identifying, managing and controlling the array of risks inherent in our company’s business and operations, make quarterly reports to the Audit Committee, which address investment, credit and counterparty, and operational risk identification, assessment and monitoring.
	▶	The Chief Risk Officer makes quarterly presentations to the Audit Committee and has reporting lines to the CEO and the Audit Committee.

2021 Annual Report	135

Part III
The Board has determined that its leadership and risk oversight are appropriate for our company. Mr. Bernstein’s in-depth knowledge of financial services and extensive executive experience in the investment management industry make him suited to serve as our President and CEO, while Ms. Lamm-Tennant’s in-depth industry and academic experience are invaluable at enhancing the overall functioning of the Board. The Board believes that the combination of a separate Chairman and CEO, the Audit Committee, a specialized risk management team and significant involvement from our largest Unitholder (EQH) provide the appropriate leadership to help ensure effective risk oversight.
Code of Ethics and Related Policies
Our directors, officers and employees are subject to our Code of Business Conduct and Ethics. The code is intended to comply with Section 303A.10 of the NYSE Listed Company Manual, Rule 204A-1 under the Investment Advisers Act and Rule 17j-1 under the Investment Company Act, as well as with recommendations issued by the Investment Company Institute regarding, among other things, practices and standards with respect to securities transactions of investment professionals. The Code of Business Conduct and Ethics establishes certain guiding principles for all of our employees, including sensitivity to our fiduciary obligations and ensuring that we meet those obligations. In addition, the Code, together with our firm's insider trading policy, restricts employees from trading when in possession of material non-public information of any kind, which can include the existence of a significant cybersecurity incident at our firm. Our Code of Business Conduct and Ethics may be found in the “Responsibility - Corporate Governance” section of our Internet Site.
We have adopted a Code of Ethics for the CEO and Senior Financial Officers, which is intended to comply with Section 406 of the Sarbanes-Oxley Act of 2002 (“Item 406 Code”). The Item 406 Code may be found in the “Responsibility - Corporate Governance” section of our Internet Site. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to, or waivers from, provisions of the Item 406 Code that apply to the CEO, the CFO and the Chief Accounting Officer by posting such information on our Internet Site. To date, there have been no such amendments or waivers.
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
Our Corporate Governance Guidelines (“Guidelines”) promote the effective functioning of the Board and its committees, promote the interests of the Partnerships’ respective Unitholders (with appropriate regard to the Board’s duties to the sole stockholder of the General Partner), and set forth a common set of expectations as to how the Board, its various committees, individual directors and management should perform their functions. The Guidelines may be found in the “Responsibility - Corporate Governance” section of our Internet Site.
The Governance Committee is responsible for considering any request for a waiver under the Code of Business Conduct and Ethics, the Item 406 Code and the EQH Policy Statement on Ethics from any director or executive officer of the General Partner. No such waiver has been granted to date and, if a waiver is granted in the future, such waiver would be described in the “Responsibility - Corporate Governance” section of our Internet Site.
We include in the “Responsibility - Corporate Governance,” section of our Internet site an e-mail address for any interested party, including Unitholders, to communicate with the Board. Our Corporate Secretary reviews e-mails sent to that address and has some discretion in determining how or whether to respond, and in determining to whom such e-mails should be forwarded. In our experience, substantially all of the e-mails received are ordinary client requests for administrative assistance that are best addressed by management, or solicitations of various kinds.
Certifications by our CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been furnished as exhibits to this Form 10-K.
AB Holding Unitholders and AB Unitholders may request a copy of any committee charter, the Guidelines, the Code of Business Conduct and Ethics, and the Item 406 Code by contacting our Corporate Secretary. The charters and memberships of the Executive, Audit, Governance and Compensation Committees may be found in the “Responsibility - Corporate Governance” section of our Internet Site.

136	AllianceBernstein

Part III
Fiduciary Culture
We maintain a robust fiduciary culture and, as a fiduciary, we place the interests of our clients first and foremost. We are committed to the fair and equitable treatment of all our clients, and to compliance with all applicable rules and regulations and internal policies to which our business is subject. We pursue these goals through education of our employees to promote awareness of our fiduciary obligations, incentives that align employees’ interests with those of our clients, and a range of measures, including active monitoring, to ensure regulatory compliance. Our compliance framework includes:
•the Code of Ethics Oversight Committee (“Ethics Committee”) and the Internal Compliance Controls Committee (“Compliance Committee”), each of which consists of our executive officers and other senior executives;
•an ombudsman office, where employees and others can voice concerns on a confidential basis;
•firm-wide compliance and ethics training programs; and
•a Conflicts Officer and a Conflicts Committee, which help to identify and mitigate conflicts of interest.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires directors of the General Partner and executive officers of the Partnerships, and persons who own more than 10% of the AB Holding Units or AB Units, to file with the SEC initial reports of ownership and reports of changes in ownership of AB Holding Units or AB Units. To the best of our knowledge, during 2021, we complied with all Section 16(a) filing requirements. Our Section 16 filings can be found under “Investor & Media Relations - Reports & SEC Filings” on our Internet Site.

2021 Annual Report	137

Part III
Item 11. Executive Compensation
Compensation Discussion and Analysis (“CD&A”)
In this CD&A, we provide an overview and analysis of our executive compensation philosophy, address the principal elements used to compensate our executive officers and explain how our executive compensation program aligns with AB’s strategic objectives. Additionally, we discuss 2021 incentive compensation recommendations and decisions made by our Compensation Committee for our named executive officers (“NEOs”). This CD&A should be read together with the compensation tables that follow this section. Our NEOs for 2021 are:

Seth P. Bernstein President and Chief Executive Officer (“CEO“)	Kate C. Burke Chief Operating Officer (“COO“) and Head of Private Wealth	Laurence E. Cranch Chief Legal Officer	Karl Sprules Head of Global Technology & Operations	Ali Dibadj CFO and Head of Strategy
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
Furthermore, our compensation practices are structured to help the firm realize its long-term growth strategy to Deliver, Diversify and Expand, Responsibly, with Equitable (“Growth Strategy”), which includes firm-wide initiatives to:
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
•reward prior-year performance;
•incentivize future performance;
•recognize and support outstanding individual performance and behaviors that demonstrate and foster our firm’s primary objective of helping our clients reach their financial goals; and
•align our executives’ long-term interests with those of our Unitholders and clients.
Progress in Advancing our Growth Strategy in 2021
In 2021, the firm’s results demonstrated meaningful progress in executing on our Growth Strategy. Below are key metrics related to the three pillars of the Growth Strategy:

138	AllianceBernstein

Part III
Deliver superior investment solutions to our clients:
Investment Performance
The firm’s investment teams continue to focus on consistently delivering differentiated return streams to our clients. We believe that, over time, the ability to produce idiosyncratic returns that cannot be easily replicated will be central to sustaining our competitive advantage. In 2021, performance strengthened in both active fixed income and active equities. In fixed income, 89% of assets were in outperforming services for the one-year period ended December 31, 2021, 72% for the three-year period and 70% for the five-year period. In active equities, 73% of assets were in outperforming services for the one-year period, 48% for the three-year period and 75% for the five-year period ended December 31, 2021. (This performance data reflects the percentage of active fixed income and equity assets in institutional services that outperformed their benchmark, gross of fees, and of active fixed income and equity assets in retail advisor and I share class funds ranked in the top half of their Morningstar category; if no advisor class exists, we used A share class). Additionally, at year-end 2021, 76% of U.S. Fund assets and 59% of Non-U.S. Fund assets were rated 4- or 5-stars by Morningstar.
Several of our retail fixed income and equity mutual funds with AUM greater than $1 billion placed in the top quartile of performance for the three-year period ended December 31, 2021:

AB U.S. retail fixed income mutual funds that placed in the top quartile (3-yrs):
•AB Intermediate Diversified Muni
•AB High Income Municipal
•AB Intermediate New York Municipal
•AB Intermediate California Municipal
•AB Municipal Bond Inflation Strategies
•AB Municipal Income National
•AB Municipal Income California Strategies
AB Non‑U.S. fixed income funds that placed in the top quartile (3-yrs): •AB European Income	AB U.S. retail equity mutual funds that placed in the top quartile (3-yrs): •AB Large Cap Growth •AB Discovery Growth •AB Small Cap Growth •AB Sustainable Global Thematic	AB Non‑U.S. equity funds that placed in the top quartile (3-yrs): •AB International Healthcare •AB International Technology •AB Sustainable Global Thematic

2021 Annual Report	139

Part III
Net Flows
Scaling our proven investment services remains a key focus of our firm. In 2021, we accelerated our organic growth, generating an active organic growth rate of 4.3%, primarily driven by 10.1% organic growth in active equities. In our Retail channel, record gross sales reached $100 billion, increasing by 27% year-over-year, reflecting strong growth in the U.S. and Japan. This growth primarily resulted from active equities, which experienced gross sales of $59 billion, an increase of $23 billion, or 63%, compared to 2020. The retail redemption rate declined to 30% in 2021 from 34% in 2020. As a result, our Retail active equity products grew organically for a fifth consecutive year, generating $21.6 billion in net inflows, or a 20% organic growth rate. Retail municipal net inflows increased $5.3 billion in 2021, representing a 23% organic growth rate, helping to offset $8.9 billion of taxable fixed income outflows primarily associated with our offshore global high-income funds. In our Institutional channel, gross sales were $31.7 billion, increasing 3% compared to 2020. The firm generated institutional active equity flows of $2.4 billion in 2021, or a 4% organic growth rate, for a fourth consecutive year of active equity organic growth. Our pipeline of $21.5 billion in AUM increased by 76% as compared with $12.2 billion a year ago. Active Equities and Alternatives represented over 85% of the pipeline fee base at year-end. In Private Wealth, gross sales in 2021 of $18.3 billion increased 28% year-over-year. And, we continued to expand our use of innovative product offerings, including a diverse set of Alternatives, ESG-related offerings and tax-sensitive vehicles, such as our proprietary SMA Tax Loss Harvesting Portfolio.
Develop high-quality differentiated services:
Growing the diversity of our offerings to meet the needs of an evolving, complex global client base remains a key focus. In 2021, our Sustainable Investing platform experienced strong growth, with $31.5 billion of AUM at year-end, up 91% year-over-year. New fund launches across our global platform included: Sustainable Climate Solutions, Global Disruptors, Global Low Carbon, Concentrated Asia Growth, Global Equity Income, Short Duration Income, Sustainable Income, Sustainable U.S. Thematic, Asia High Yield, Sustainable Emerging Markets Debt and Multi-Asset Income.
Additionally, we continued to successfully develop and raise capital for new Alternatives offerings, which we are offering across our buy-side distribution channels. Launches in 2021 included a U.S. Commercial Real Estate Private Debt fund. We also completed a distribution agreement with LSV Advisors to offer expanded, special situations, secondary investing to our private wealth clients, and we on-boarded 1.5 Degrees, an investment team specializing in climate-focused long/short equity.
We remain focused on expanding opportunistically, both inside and outside the U.S., to support long-term growth. We have efforts underway to expand our range of services and capabilities in China, other Asian nations and select European markets.
Lastly, in Bernstein Research our investments in Hong Kong and India yielded significant revenue growth in Asia in 2021 as compared with the prior year.
Maintain strong incremental margins:
We remain focused on managing costs to help ensure that we generate targeted incremental operating margins in the range of 45-50%, over time. In 2021, we made substantial progress on a key pillar of this strategy, which we initially announced in 2018: the relocation of our corporate headquarters from New York, NY, to Nashville, TN. In 2021, we occupied our newly constructed Nashville headquarters building, which will house approximately 1,250 employees, over time. We continue to seek efficiencies and manage various operating expenses to help ensure that we drive operating leverage on incremental revenues.
Our incremental adjusted operating margin in 2021 was 53%, above our targeted range. Our adjusted operating margin increased to 33.6% in 2021, up 350 basis points as compared to 30.1% in 2020. The increase resulted from an 18% increase in adjusted revenues, driven by higher base fees and higher performance-based fees, and a reduction in our adjusted compensation ratio. In 2021, total adjusted compensation and benefits expense was 46.5% of adjusted revenues, down from 47.9% in 2020. We provide additional information regarding our adjusted compensation ratio below in this CD&A, and we provide additional information about our adjusted operating margin in Management's Discussion and Analysis of Financial Condition and Results of Operations above in Item 7.

140	AllianceBernstein

Part III
Our compensation practices are structured to help the firm realize its Growth Strategy

Deliver superior investment solutions to clients

Develop, commercialize
and scale our suite
of services
Launched
9 Products in Private Wealth Channel, including: US Commercial Real Estate Private Debt Fund, Real Estate Equity Plus, Global Disruptors, Relative Value, Sustainable Intermediate Duration and Sustainable US Thematic Strategies

$21.5 billion
Institutional pipeline, with >$60M in annualized fee base

$31.5 billion
ESG Portfolios with Purpose +91% year-over-year

$10 billion
Committed by Equitable Financial to expand AB’s Private Alternative and Private Placement Platforms

Fixed Income and Equity Performance
Maintain strong incremental margins(1)
AB Adjusted Operating Margin

Total Unitholder Return (2017-2021; includes dividend reinvestment)

Portfolios with Purpose: New Sustainable launches: Sustainable Income, Sustainable US Thematic Credit, Sustainable Climate Solutions, Global Low Carbon, Sustainable EM Debt

Overview

Gross Sales	Active Equity	Organic Growth	Beneficial Pipeline Mix
AB’s Retail channel achieved a record of	Active Equity organic growth	Net Flows scaled, generated an active organic growth rate of	Active Equities and Alternatives represented over
$100B	10.1%	4.3%	85%
in gross sales in 2021, +27% year-over-year	in 2021	in 2021	of institutional pipeline fee base at year-end
(1)AB generated incremental adjusted operating margin of 53% in 2021, above the long-term targeted range of 45-50%.

2021 Annual Report	141

Part III
Overview of 2021 Incentive Compensation Program
When reflecting on 2021 performance and pay, each of our NEOs received a portion of his or her year-end incentive compensation in the form of an annual cash bonus and a portion in the form of long-term incentive compensation awards. The split between annual cash bonus and long-term incentive compensation varied depending on the NEO's total compensation, with lower-paid executives receiving a greater percentage of their incentive compensation as cash bonuses than more highly-paid executives. (For additional information about these compensatory elements, see “Compensation Elements for NEOs” below.)
In 2021, we instituted performance scorecards for senior leaders of the firm, including our NEOs, to shift our executives' priorities from a primarily revenue-based model to a broader leadership mindset. Priorities included in this broader mindset, such as accelerating ESG initiatives, are aligned with firm-wide goals of creating long-term value for all of our stakeholders. The scorecard for each NEO, including Mr. Bernstein, reflected our Growth Strategy and included actual results relative to target metrics across the following measures:
•Financial, including peer results, adjusted operating margin, adjusted net revenue growth and operating efficiency targets (see our discussion of “Management Operating Metrics” in Item 7 for a reconciliation between our results pursuant to US GAAP and our adjusted results);
•Strategic, aligned with our strategy of delivering core investment solutions, while developing high-quality differentiated services, in faster-growing geographies, responsibly, in partnership with Equitable;
•Organizational, including organizational effectiveness and efficiency, leadership impact, succession planning, developing talent, innovating and automating, and real estate utilization; and
•Cultural, including employee engagement, diversity, retention and purpose.
The scorecards support management and the Compensation Committee in assessing each executive's performance relative to business, operational and cultural goals established at the beginning of the year and reviewed in the context of the current-year financial performance of the firm. The amount of incentive compensation paid to our NEOs continues to be determined on a discretionary basis by the Compensation Committee. (For additional information, please see "Compensation Committee; Process for Determining Executive Compensation" below in this CD&A.)
Mr. Bernstein and Ms. Burke, with the approval of the Compensation Committee, confirmed that the appropriate metric to consider in determining the amount of incentive compensation paid to all employees, including our NEOs, in respect of 2021 performance is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues, which terms are described immediately below:
•Adjusted employee compensation and benefits expense is our total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals, and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments.
•Adjusted net revenues (see our discussion of “Management Operating Metrics” in Item 7 for a reconciliation between our results pursuant to US GAAP and our adjusted results) exclude investment gains and losses and dividends and interest on employee long-term incentive compensation-related investments. In addition, adjusted net revenues offset distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We also exclude additional pass-through expenses we incur (primarily through our transfer agent) that are reimbursed and recorded as fees in revenues. Additionally, we adjust for the revenue impact of consolidating company-sponsored investment funds by eliminating the consolidated company-sponsored investment funds’ revenues and including AB’s fees from such funds, and AB’s investment gains and losses on its investment in such funds, that were eliminated in consolidation.
In addition, Mr. Bernstein and Ms. Burke, with the approval of the Compensation Committee, determined that the firm’s adjusted employee compensation and benefits expense generally should not exceed 50.0% of our adjusted net revenues, except in unexpected or unusual circumstances. As the table below indicates, in 2021, adjusted employee compensation and benefits expense amounted to approximately 46.5% of our adjusted net revenues (in thousands):

Net Revenues	$4,441,602
Adjustments (see above)	(832,066)
Adjusted Net Revenues	$3,609,536
Employee Compensation & Benefits Expense	$1,716,013
Adjustments (see above)	(39,011)
Adjusted Employee Compensation & Benefits Expense	$1,677,002
Adjusted Compensation Ratio	46.5%

142	AllianceBernstein

Part III
Our 2021 adjusted compensation ratio of approximately 46.5%% reflects a balancing of the need to keep compensation levels competitive with industry peers in order to attract, motivate and retain highly-qualified talent with the need to maintain strong operating leverage in our business. The Compensation Committee works with management to help ensure both needs are sufficiently addressed.
We have described below each NEO’s individual achievements in 2021 given each officer’s role, the contents of their respective performance scorecards and the firm's business and operational goals:

Seth P. Bernstein
President and Chief Executive Officer
Summary of Achievements: As President and CEO, Mr. Bernstein led the firm to achieve strong financial results, highlighted by the firm's record 33.6% adjusted operating margin, which increased by 350 basis points. Investment performance improved under his leadership, and he focused the firm on making progress on strategic priorities, including the growth of our private alternatives business, the advancement of our responsibility goals, and strengthening the partnership with Equitable. Mr. Bernstein navigated the firm through another challenging environment in 2021 with a focus on our employees, bolstering culture, and prioritizing diversity and inclusion initiatives. The culmination of these efforts delivered value for unitholders.

Individual Achievements
Financial and Investment Performance:
•Led the firm’s efforts in achieving an approximate 18% year-over-year increase in adjusted net revenues, reflecting firm-wide client net inflows of $26.1 billion, or an active organic growth rate of 4.3%. Each of the firm’s three distribution channels grew organically in 2021. Higher revenues coupled with expense management led to an increase in adjusted operating margin of 350 basis points to a record 33.6%. This represented an incremental operating margin of 53%, above the firm’s targeted long-term range of 45-50%.
•Earnings per unit (“EPU”) of $3.89 in 2021 grew 34% over 2020.
•Led focus on improved investment results; one-year performance improved significantly for both the firm’s active equity and fixed income services in 2021, with long-term performance remaining strong. As of year-end, equity services, as a percentage of assets outperforming applicable benchmarks for the one-, three- and five-year periods achieved 73%, 48% and 75%, respectively, while fixed income services achieved 89%, 72% and 70%, respectively.
Strategic Initiatives
•Diversified future active product offerings across major asset classes through the launch of new strategies, including Growth Equity, Sustainability, Asia, Income and Emerging Markets.
•Drove progress on key strategic growth initiatives to build out our private alternatives franchise, including deployment of capital in our new European Commercial Real Estate Debt strategy and agreement with Equitable Financial to provide up to $10 billion of capital into AB’s higher quality illiquid strategies.
•Continued to strengthen overall partnership with Equitable, including working jointly to improve yield on their General Account while seeding new private alternatives strategies.
•Advanced responsibility goals by enhancing our own corporate practices, such as establishing a Board oversight framework, integrating ESG metrics into scorecards and increasing the transparency of diversity data.
Organizational Strength
•Successfully managed through another challenging year, navigating the impacts of the global pandemic. Increased focus on employee well-being and the development of management skills necessary to thrive in a hybrid work environment.
•Advanced our headquarters transition to Nashville, hiring and onboarding new staff and completed our state-of-the-art new corporate headquarters.
Culture
•Maintained strong engagement metrics in AB’s employee survey and supported the firm’s diversity and inclusion (D&I) initiatives, including launching an asset management industry D&I working group, implementing anti-racism training globally and adding two diverse Board members.
•Completed a robust process to develop AB's Purpose and refreshed values, which will guide how we act, make decisions and measure ourselves in the eyes of all of our stakeholders.

2021 Compensation

$500,000
$6,075,000
$5,575,000
$12.2M
Total
Compensation
$11,650,000
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

2021 Annual Report	143

Part III

Kate C. Burke
Chief Operating Officer and Head of Private Wealth
Summary of Achievements: As COO, Ms. Burke implemented performance scorecards, oversaw our return to office worldwide, and drove momentum with a critical set of tasks essential to completing the transition to Nashville and opening our new headquarters. As the Head of Private Wealth ("PW"), Ms. Burke established a leadership team, determined a client segmentation approach and product management structure, and developed a strategy for accelerating organic growth and the investments needed to accomplish this objective.

Individual Achievements
Financial
•Led the firm’s compensation process. The process resulted in the firm’s compensation ratio declining 140 basis points year-over-year to 46.5%, helping the firm reach its adjusted operating margin of 33.6%.
•Accelerated PW's organic growth to 3%, generating net inflows in each quarter of 2021 and five of the last six quarters overall.
Strategic
•Advanced AB's operating model by increasing transparency and accountability around critical business and financial metrics through implementation of scorecards for business unit heads, quarterly business reviews and the strategic initiative process. These management tools and processes enabled our senior leadership to manage the overall business more holistically and effectively. Under Ms. Burke’s leadership, scorecards for business unit heads were utilized for the first time across AllianceBernstein, enhancing collaboration among senior leaders to support enterprise initiatives around expanding product, distribution, and infrastructure capabilities and advancing AB's talent and cultural initiatives.
•Oversaw the evolution of PW’s investment platform with a focus on expanding the lineup of differentiated core strategies, alternatives offerings, and “purpose-driven” (ESG) strategies. Complemented our high-quality active management strategies by introducing a passive tax-loss-harvesting separately managed account and ran the most aggressive product roll-out in PW history: 10 product launches across core and alternative strategies. PW's alternatives AUM grew to $11 billion, up 18% Y/Y. PW's ESG AUM grew to $6.9 billion, up 55.5% Y/Y in 2021.
Organizational
•Continued to hire, onboard, and train 259 new employees in Nashville, despite ongoing challenges from the pandemic, which resulted in 974 employees in Nashville at year-end, and enabled the firm to maintain its pace to achieve 1,250 employees there by 2024.
•Oversaw AB's response to the pandemic and our firm's return-to-office approach, which included marshaling resources across the firm to execute a coordinated global response, enabling the firm to seamlessly meet fiduciary obligations and provide exceptional client service and investment advice, while also prioritizing the health and well-being of AB's 4,085 employees.
Culture
•Led efforts to reimagine the workplace and ensure the firm’s culture remained intact while evolving into a hybrid work environment.
•Fostered stronger AB employee engagement while also delivering concrete actions that resulted in a more diverse workforce, including enhancing AB's diverse talent development and retention efforts.

2021 Compensation

$400,000
$1,925,000
$2,275,000
$4.6M
Total Compensation
$4,200,000
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

144	AllianceBernstein

Part III

Ali Dibadj
CFO and Head of Strategy
Summary of Achievements: As CFO, Mr. Dibadj oversaw the delivery of balanced financial targets, communicated our progress internally and externally, and ensured engagement and continuous improvement of a strong Finance function. As Head of Strategy, Mr. Dibadj identified and catalyzed important developments and improvements at AB, led our growth-focused M&A / partnership /seeding advancements, and helped drive our culture firm-wide.

Individual Achievements
Financial
•Balanced the firm's revenues, expenses and cash through a disciplined process to advance AB's adjusted margin to 33.6% for the year, beat its incremental margin target and increase unitholder distributions by +34% year-over-year.
•Led the revamp of our investor and analyst relations with broader outreach, more effective communication, and improved messaging, which contributed to AB's strong total unitholder return.
•Improved AB’s financial processes through enhanced accounting, tax, treasury, and financial planning & analysis procedures.
Strategic
•Executed on commercial synergies with Equitable, leading over a dozen teams across both organizations, including the delivery of an important $10B seed capital commitment from Equitable Financial to AB.
•Supported the acceleration of our seed investment program, alongside our firm's Client Group.
•Collaborated with business units to deliver on acquisition and partnership goals in responsible investing and alternatives.
•Activated change throughout the organization, including catalyzing client segmentation, designing new product development processes and jumpstarting M&A/partnership procedures.
Organizational
•Revamped the firm's quarterly business review procedures, co-developed with Ms. Burke our performance scorecards, improved our compensation analysis systems and developed our strategic initiatives prioritization process.
•Digitized financial information delivery, analysis and dashboards for AB and Strategic Business Units.
•Deepened relationships with key external partners, including clients, consultants, investors, analysts and the media, among others.
Culture
•Sponsored AB’s important efforts on Purpose, Mission and Values (as discussed above in Item 1), alongside our responsibility team.
•Engaged in firm-wide Town Halls, small group meetings, and mentorship within each of our business units to communicate our culture, articulate our strategy, champion diversity & inclusion, and support our employees during a challenging pandemic.

2021 Compensation

$400,000
$1,675,000
$2,025,000
$3,700,000
$4.1M
Total
Compensation
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

2021 Annual Report	145

Part III

Karl Sprules
Head of Global Technology & Operations
Summary of Achievements: As Global Head of Technology & Operations (GTO), Mr. Sprules led the opening of our Nashville office and chaired our Pandemic Response Team. He rigorously managed Technology and Operations expenses and delivered on a broad portfolio of strategic firm initiatives.

Individual Achievements
Financial
•Managed the Technology & Operations expenses down to less than 11% of revenue.
Strategic
•Led AB’s Technology, Operations, Security, and Real Estate teams globally and managed the infrastructure expense ratio down to its lowest level in 10 years while supporting business development and growth. Mr. Sprules completed the reorganization and consolidation of the GTO leadership team and advised the Board, other NEOs, and the Operating Committee on the use of technology to gain competitive business advantage.
•Continued to increase our operational efficiency by creating programs that drove down error rates, reduced onboarding risk, automated operational work and increased service levels.
•Advised other NEOs and the Operating Committee on the technical and operational feasibility of our strategic growth initiatives, and provided staffing, infrastructure and oversight for new initiatives throughout the year.
•Pivoted the focus of our security infrastructure from defense to defense and response, providing thought leadership on security infrastructure architecture, developing maturity models for business unit assessment of response preparedness and reporting to the Board and other NEOs on our security posture.
Organizational
•Led the team responsible for opening our new corporate headquarters in Nashville. This brought together multidisciplinary teams of thought leaders in design, construction, redundance, security, technology and collaboration to create a state-of-the-art work environment.
•Chaired the AB COVID-19 Pandemic Repose Team. This cross-functional leadership team focused on maintaining firm-wide operating efficiency while keeping our employees safe. Mr. Sprules led the response to virus variant surges and advised business unit heads on the impact of extended work from home.
Culture
•Produced the Nashville Beat, a recurring Town Hall program designed to engage new and tenured Nashville staff as we transitioned to a hybrid work environment.
•Co-lead H-Labs, a joint venture between AB and Equitable focused on accelerating innovation and collaboration.

2021 Compensation

$400,000
$1,275,000
$3.4M
Total
Compensation
$1,725,000
$3,000,000
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

146	AllianceBernstein

Part III

Laurence E. Cranch
Chief Legal Officer
Summary of Achievements: As CLO, Mr. Cranch was responsible for managing the legal and compliance department, overseeing all legal affairs for the firm. Mr. Cranch successfully planned and implemented the transition of the leadership of this department to the firm’s General Counsel, Mark Manley, as a result of his retirement at the end of 2021.

Individual Achievements
Financial
•Continued to successfully control outside counsel expenses with respect to ongoing and routine legal matters.
Strategic
•Successfully completed the transition of leadership of the Legal and Compliance Department.
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
Organizational
•Completed the relocation of nearly all of the New York Legal and Compliance department to Nashville, including the retention of the employees who relocated, and the recruitment of qualified individuals to fill remaining senior positions in Nashville.
•Implemented compliance solutions in response to new compliance requirements that became effective in 2021.
Culture
•Stressed the importance of our fiduciary culture through compliance and workplace practices training.

2021 Compensation

$400,000
$575,000
$2.0M
Total
Compensation
$1,025,000
$1,600,000
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

The compensation of each of these NEOs reflected the Compensation Committee’s judgment (and Mr. Bernstein’s judgment, with respect to each executive other than himself) in assessing the importance of the executive's achievements in the context of our firm’s adjusted financial results and progress in advancing our Growth Strategy.

2021 Annual Report	147

Part III
Compensation Committee; Process for Determining Executive Compensation
The Compensation Committee consists of Ms. Matus (Chair) and Messrs. Kaye, Pearson and Scott. The Compensation Committee held five regular meetings and one special meeting in 2021.
As discussed in “NYSE Governance Matters” in Item 10, AB Holding, as a limited partnership, is exempt from NYSE rules that require public companies to have a compensation committee consisting solely of independent directors. EQH owns, directly and through various subsidiaries, an approximate 64.5% economic interest in AB (as of December 31, 2021), and compensation expense is a significant component of our financial results. For these reasons, Mr. Pearson, director and President and CEO of EQH, is a member of the Compensation Committee, and any action taken by the Compensation Committee requires his affirmative vote or consent. Given this structure, the Compensation Committee has established a sub-committee consisting entirely of non-management directors (i.e., Ms. Matus and Messrs. Kaye and Scott). This “Section 16 Sub-Committee” approves awards of restricted AB Holding Units to NEOs to ensure we can utilize the short-swing trading exemption set forth in Section 16b-3 under the Exchange Act. Under this exemption, equity grants to our firm's executive officers are exempt from short-swing trading rules if each such grant is approved by the full Board or a committee of the Board consisting entirely of “non-employee” directors (generally, directors who are not officers of the company or an affiliate).
The Compensation Committee has general oversight of compensation and compensation-related matters, including:
•determining cash bonuses;
•determining contributions and awards under incentive plans or other compensation arrangements (whether qualified or non-qualified) for employees of AB and its subsidiaries, and amending or terminating such plans or arrangements or any welfare benefit plan or arrangement or making recommendations to the Board with respect to adopting any new incentive compensation plan, including equity-based plans;
•reviewing and approving the compensation of our CEO, evaluating his performance, and determining and approving his compensation level based on this evaluation; and
•reviewing and discussing the CD&A and recommending to the Board its inclusion in each of AB’s and AB Holding’s Form 10-K and, when applicable, proxy statements.
The Compensation Committee has developed a comprehensive process for:
•reviewing our executive compensation program to ensure it is aligned with our firm’s philosophy and strategic objectives;
•evaluating performance by our NEOs against goals and objectives established at the beginning of the year; and
•setting compensation for the NEOs and other senior executives.
The Compensation Committee’s year-end process generally focuses on the cash bonuses and long-term incentive compensation awards granted to NEOs and other senior executives. Mr. Bernstein, working with Ms. Burke and other senior executives, provides recommendations for individual executive awards to the Compensation Committee for its consideration. As part of this process, Ms. Burke provides the Committee with compensation benchmarking data from one or more compensation consultants. For 2021, we paid $95,250 to McLagan Partners (“McLagan”) for executive compensation benchmarking data and trend forecasting.
Management periodically reviews with the Compensation Committee the firm’s expected adjusted financial and operating results, the firm’s actual results and management’s year-end compensation expectations, as they evolve throughout the year. Management accomplished these reviews during regular meetings of the Compensation Committee held in February, May, September, October and November 2021. The Committee also held a special meeting in November 2021. The Compensation Committee approved the firm's final year-end compensation recommendations during its special meeting held in November 2021 and affirmed its approval in December 2021.
The Compensation Committee did not retain its own consultants in 2021.
Additional information regarding the Compensation Committee’s functions can be found in the Committee's charter, which is available online in the “Responsibility - Corporate Governance” section of our Internet Site.

148	AllianceBernstein

Part III
Benchmarking Data
In 2021, we engaged McLagan to provide compensation benchmarking data for our NEOs (“2021 Benchmarking Data”). The 2021 Benchmarking Data summarized 2020 compensation levels and 2021 salaries at selected asset management companies comparable to ours in terms of size and business mix (“Comparable Companies”), to assist us in determining the appropriate level of compensation for our NEOs.
The 2021 Benchmarking Data provided ranges of compensation levels at the Comparable Companies for executive positions like those held by our NEOs, including base salary and total compensation.
The Comparable Companies, which management selected with input from McLagan, included:

Eaton Vance Corp.	Franklin Templeton Investments	Goldman Sachs Asset Management
Invesco Ltd.	JP Morgan Asset Management	MFS Investment Management
Morgan Stanley Invest. Manage.	Neuberger Berman Group	Nuveen Investments / TIAA
PIMCO LLC	Prudential Investments	T. Rowe Price, Inc.
The Vanguard Group, Inc.

The 2021 Benchmarking Data indicated that the total compensation paid to each of our NEOs in 2021 fell within the ranges of total compensation paid to executives at the Comparable Companies.
The Compensation Committee considered this information in concluding that the compensation levels paid in 2021 to our NEOs were appropriate and reasonable.
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
Annual cash bonuses in respect of 2021 performance for each NEO were determined and paid in December 2021. These bonuses, and the 2021 long-term incentive compensation awards described immediately below, were based on management’s evaluation, subject to the Compensation Committee’s review and approval, of each NEO’s performance during the year, the firm's progress in advancing its Growth Strategy during the year, the performance of the NEO’s business unit or function compared to business and operational goals established at the beginning of the year and the firm’s current-year financial performance.
In respect of 2021, Mr. Bernstein received a cash bonus of $5,575,000 in accordance with the terms of the employment agreement into which he entered with the General Partner, AB and AB Holding as of May 1, 2017 (“CEO Employment Agreement”) and after review of Mr. Bernstein's performance during 2021 by the Compensation Committee. Please refer to “Overview of Mr. Bernstein's Employment Agreement” below for additional information relating to Mr. Bernstein’s cash bonus and other compensation elements.
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

2021 Annual Report	149

Part III
We believe that annual long-term incentive compensation awards provide a long-term retention mechanism for our NEOs because such awards generally vest ratably over time; awards granted in 2021 generally vest in equal portions over three years, while awards granted in prior years generally vest over four years. We reduced the vesting period for awards in 2021 to help ensure our compensation framework remains highly competitive.
For 2021 performance, awards were granted in December 2021 to each of Ms. Burke and Messrs. Bernstein, Dibadj, Sprules and Cranch pursuant to the AB 2021 Incentive Compensation Award Program ("ICAP"), an unfunded, non-qualified incentive compensation plan, and the AB 2017 Long Term Incentive Plan, our equity compensation plan (“2017 Plan”).
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
An award recipient who resigns or is terminated without cause prior to the vesting date is eligible to continue to vest in his or her long-term incentive compensation award subject to compliance with the restrictive covenants set forth in the applicable award agreement, including restrictions on competition, and restrictions on employee and client solicitation. Additionally, the award agreement provides for continued vesting in the event of an award recipient's retirement, subject to applicable restrictive covenants. To be eligible for retirement, an award recipient must provide notice of retirement, enter into a retirement agreement and satisfy a "Rule of 70," whereby the sum of the recipient's age and years of service must equal at least 70.
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
Relocation-related Performance Awards
In April 2018, Ms. Burke, Mr. Sprules, Mr. Cranch and Mr. Weisenseel each was granted a special restricted AB Holding Unit award with a grant date fair value of $4,000,000. Each award vests on December 1, 2022, and the underlying AB Holding Units are delivered promptly thereafter provided each executive continues to be employed by AB and each executive moves to and establishes his or her principal residence in Nashville, TN. Vesting of each executive’s AB Holding Units also is contingent on an assessment by the Compensation Committee, with appropriate input from Mr. Bernstein, as to whether, and the extent to which:
•our firm’s headquarters relocation initiative is executed without significant disruption or reputational damage to AB;
•AB’s targets for cost savings and implementation costs for the relocation have been achieved; and
•the level of workplace talent and diversity in Nashville is satisfactory.
With respect to the above-referenced criteria, the Compensation Committee, with appropriate input from Mr. Bernstein, assesses achievement of the criteria both within the executive's business unit and with respect to our firm overall. In December 2021, 2020 and 2019, Mr. Bernstein, on behalf of the Compensation Committee, advised each executive employed in December that his or her performance generally was progressing well with respect to each of the above-referenced criteria. A similar process is expected to be followed in December 2022. The awards to Messrs. Cranch and Weisenseel vested on a pro-rata basis in connection with their respective retirements in 2021.
Chief Legal Officer Retirement Agreement
As announced in a Form 8-K we filed on May 4, 2021, Mr. Cranch retired from AB, effective December 31, 2021 (the "LC Retirement Date"). He has transitioned his responsibilities to Mark Manley, who as of January 1, 2022, is leading our firm's Legal and Compliance Department as Global Head of Compliance and General Counsel.
The compensatory benefits under the retirement agreement to which Mr. Cranch is entitled include:
•the vesting on the LC Retirement Date and, per Mr. Cranch's election, delivery on December 31, 2027, of 121,569 AB Holding Units, which represents a pro rata vesting through the LC Retirement Date of the restricted AB Holding Units described immediately above in "Relocation-related Performance Awards;" and
•for a period of 26 weeks after the LC Retirement Date, his base salary shall continue to be paid, through regular payroll on regular payroll dates, at the rate of $400,000 (less applicable tax withholding and other payroll deductions).

150	AllianceBernstein

Part III
Former CFO Retirement Agreement
As announced in a Form 8-K we filed on August 26, 2020, John C. Weisenseel retired from AB, effective September 30, 2021 (the "JW Retirement Date"). He transitioned his Finance responsibilities to Mr. Dibadj, who assumed the role of CFO, effective as of February 12, 2021. Mr. Weisenseel served in a senior advisory role from February 12, 2021 until the JW Retirement Date.
The compensatory benefits under the retirement agreement to which Mr. Weisenseel is entitled include:
•a lump sum cash payment of $250,000 (less applicable tax withholding and other payroll deductions), which was made in the first pay period immediately after the JW Retirement Date;
•the vesting on the JW Retirement Date and, per Mr. Weisenseel's election, delivery on March 31, 2027, of 113,266 AB Holding Units, which represents a pro rata vesting through the JW Retirement Date of the restricted AB Holding Units described immediately above in "Relocation-related Performance Awards;" and
•until the JW Retirement Date and continuing for a period of 26 weeks thereafter, his base salary shall continue to be paid, through regular payroll on regular payroll dates, at the rate of $375,000 (less applicable tax withholding and other payroll deductions.
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
With respect to 2021, the Compensation Committee determined in November 2021 that employee deferral contributions would be matched on a dollar-for-dollar basis up to 5% of eligible compensation and that there would be no profit sharing contribution.
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
Consideration of Risk Matters in Determining Compensation
In 2021, we considered whether our compensation practices for employees, including our NEOs, encourage unnecessary or excessive risk-taking and whether any risks arising from our compensation practices are reasonably likely to have a material adverse effect on our firm. For the reasons set forth below, we have determined that our current compensation practices do not create risks that are reasonably likely to have a material adverse effect on our firm.

2021 Annual Report	151

Part III
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
Overview of Mr. Bernstein's Employment Agreement
Pursuant to the CEO Employment Agreement, Mr. Bernstein served as our President and CEO for an initial term that commenced on May 1, 2017 and ended on May 1, 2020. The initial term automatically was extended for one additional year on May 1, 2020 and automatically extends each May thereafter, beginning May 1, 2021, unless the CEO Employment Agreement is terminated in accordance with its terms (“Employment Term”).
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
Cash Bonus
Under the CEO Employment Agreement, Mr. Bernstein was entitled to be paid a cash bonus at a target level of $3,000,000 in 2021, subject to review and increase from time to time by the Compensation Committee, in its sole discretion. As a result of a review of Mr. Bernstein's performance during 2021 by the Compensation Committee, Mr. Bernstein was paid a cash bonus of $5,575,000. In determining Mr. Bernstein's cash bonus, the Compensation Committee considered the significant progress AB made in advancing its Growth Strategy, Mr. Bernstein's performance in light of the target metrics included in his performance scorecard and Mr. Bernstein's individual achievements during 2021, as described above.
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

152	AllianceBernstein

Part III
date fair value equal to $5,225,000 during November 2021. The Compensation Committee determined Mr. Bernstein's equity award based on the review process described immediately above. As a result of the SPB First Amendment, the equity award granted to Mr. Bernstein in December 2021 is subject to the same ICAP-related terms and conditions as awards granted to other executive officers at that time, which terms and conditions are described above in "Compensation Elements for NEOs - Long-Term Incentive Compensation Awards."
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
If Mr. Bernstein is terminated without “cause” or resigns for “good reason” (as such terms are defined in the CEO Employment Agreement), and he signs and does not revoke a waiver and release of claims, he will receive the following:
•A cash payment equal to (a) the sum of his current base salary and his bonus opportunity amount, multiplied by one (1), if Mr. Bernstein resigns for "good reason," or (b) the sum of his current base salary and his bonus opportunity amount, multiplied by one and a half (1.5), if Mr. Bernstein's employment is terminated other than for "cause," or because of his death or disability;
•had Mr. Bernstein's employment terminated as specified above prior to May 1, 2021, immediate vesting of the outstanding portion of the equity award he was granted in May 2017;
•has Mr. Bernstein's employment terminated as specified above prior to May 1, 2021, delivery of AB Holding Units in respect of the equity award he was granted in May 2017 (subject to any withholding requirements);
•a pro rata bonus based on actual performance for the fiscal year in which the termination occurs;
•monthly payments equal to the cost of COBRA coverage for the COBRA coverage period; and
•following the COBRA coverage period, access to participation in AB’s medical plans as in effect from time to time at Mr. Bernstein’s (or his spouse’s) sole expense.
If, during the 12 months following a change in control, Mr. Bernstein is terminated without cause or resigns for good reason, he will receive the amounts described above, except that he will receive a cash payment equal to two (2) times the sum of his current base salary and his bonus opportunity amount.
Had a change in control occurred or had Mr. Bernstein's employment been terminated because the CEO Employment Agreement had not been renewed (other than for cause) prior to May 1, 2021, the equity award he was granted in May 2017 would have immediately vested and AB Holding Units in respect of such award would have been delivered by AB to him (subject to any withholding obligations).
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

2021 Annual Report	153

Part III
The Board, AXA and EQH also concluded that the change-in-control and termination provisions in the CEO Employment Agreement fit within AB’s overall compensation objectives because these provisions, which align with AB’s goal of providing its executives with effective incentives for future performance, also:
•permitted AB to recruit and retain a highly-qualified CEO;
•aligned Mr. Bernstein’s long-term interests with those of AB’s Unitholders and clients;
•were consistent with AXA’s, EQH's and the Board’s expectations with respect to the manner in which AB and AB Holding would be operated during Mr. Bernstein’s tenure; and
•were consistent with the Board’s expectations that Mr. Bernstein would not be terminated without cause and that no steps would be taken that would provide him with the ability to terminate the agreement for good reason.
Compensation awarded by EQH to Mr. Bernstein, Ms. Burke and Mr. Dibadj
In February 2021, EQH granted to Mr. Bernstein, in connection with his membership on the EQH Management Committee:
•a restricted stock unit award (for EQH common stock) with a grant date fair value of $340,000; and
•a performance share award (for EQH common stock) with a grant date fair value of $510,000, which can be earned subject to EQH’s total shareholder return relative to its peer group.
Additionally, in February 2021, EQH granted to each of Ms. Burke and Mr. Dibadj, in connection with their membership on the EQH Management Committee:
•a restricted stock unit award (for EQH common stock) with a grant date fair value of $40,000; and
•a performance share award (for EQH common stock) with a grant date fair value of $60,000, which can be earned subject to EQH’s total shareholder return relative to its peer group.
Mr. Bernstein, Ms. Burke and Mr. Dibadj may receive additional equity or cash compensation from EQH in the future related to their service on the EQH Management Committee.
CEO Pay Ratio
In 2021, the compensation of Mr. Bernstein, our President and CEO, was approximately 79 times the median pay of our employees, resulting in a 79:1 CEO Pay Ratio.
We identified our median employee by examining 2021 total compensation for all individuals, excluding Mr. Bernstein, who were employed by our firm as of December 31, 2021, the last day of our payroll year. We included all of our employees in this process, whether employed on a full-time or part-time basis. We did not make any assumptions or estimates with respect to total compensation, but we did adjust compensation paid to our non-U.S. employees during our 2021 fiscal year based on the average monthly exchange rates for the 12-month period ending September 30, 2021 (data compiled in fourth quarter) between the local currencies in which such employees are paid and U.S. dollars. We define “total compensation” as the aggregate of base salary (plus overtime, as applicable), commissions (as applicable), cash bonus and the grant date fair value of long-term incentive compensation awards.
After identifying the median employee based on total compensation, we calculated total compensation in 2021 for such employee using the same methodology we use for our NEOs as set forth below in the Summary Compensation Table for 2021.
As illustrated in the table below, our 2021 CEO Pay Ratio is 79:1:

	Seth Bernstein	Median Employee
Base salary ($)	500,000	125,000
Cash bonus ($)	5,575,000	30,000
Stock awards ($)(1)	6,075,000	—
All other compensation ($)(2)	142,813	1,550
Total ($)	12,292,813	156,550
2021 CEO Pay Ratio	79:1
(1)Includes (i) an award granted by AB of restricted AB Holding Units with a grant date fair value of $5,225,000 and (ii) awards granted by EQH with an aggregate grant date fair value of $850,000, as more fully described above in “Compensation awarded by EQH to Mr. Bernstein.” For additional information, please refer to the compensatory tables below in this Item 11.
(2)For a description of Mr. Bernstein’s other compensation, please refer to the Summary Compensation Table for 2021 below. The median employee's other compensation consists of a $1,550 profit sharing plan contribution.

154	AllianceBernstein

Part III
Other Compensation-Related Matters
AB and AB Holding are, respectively, private and public limited partnerships. They are subject to taxes other than federal and state corporate income tax (see “Structure-related Risks” in Item 1A and Note 21 to AB’s consolidated financial statements in Item 8). Accordingly, Section 162(m) of the Code, which limits tax deductions relating to executive compensation otherwise available to an entity taxed as a corporation, is not applicable to either AB or AB Holding for 2021.
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

Kristi Matus (Chair)	Daniel Kaye
Mark Pearson	Bertram Scott

2021 Annual Report	155

Part III

Summary Compensation Table for 2021

Total compensation of our NEOs for 2021, 2020 and 2019, as applicable, is as follows:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1)(2) ($)	Option Awards(3) ($)	All Other Compensation ($)	Total ($)
Seth P. Bernstein(4)(5)	2021	500,000	5,575,000	6,075,000	—	142,813	12,292,813
President and CEO	2020	500,000	4,015,000	4,585,051	250,003	52,509	9,402,563
	2019	500,000	3,850,000	4,750,026	250,004	94,859	9,444,889
Kate C. Burke(6)	2021	400,000	2,275,000	1,925,000	—	15,455	4,615,455
Chief Operating Officer and	2020	300,000	1,665,000	1,285,000	—	19,517	3,269,517
Head of Private Wealth	2019	300,000	1,415,000	1,035,000	—	60,716	2,810,716
Ali Dibadj(6)(7)	2021	400,000	2,025,000	1,675,000	—	15,130	4,115,130
CFO & Head of Strategy	2020	400,000	945,000	665,000		14,880	2,024,880
Karl Sprules(8)	2021	400,000	1,725,000	1,275,000	—	42,040	3,442,040
Head of Global Technology and Operations
Laurence E. Cranch(9)	2021	400,000	1,025,000	575,000	—	18,208	2,018,208
Chief Legal Officer	2020	400,000	940,000	660,000	—	17,958	2,017,958
	2019	400,000	940,000	660,000	—	17,708	2,017,708
John C. Weisenseel(10)	2021	288,462	—	—	—	338,719	627,181
Former CFO	2020	375,000	1,147,500	842,500	—	16,824	2,381,824
	2019	375,000	1,147,500	842,500	—	15,677	2,380,677
(1)The figures in the “Stock Awards” column provide the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining the AB Holding Unit award values, see Note 19 to AB’s consolidated financial statements in Item 8.
(2)See “Grants of Plan-Based Awards in 2021” below.
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
(4)See "Overview of Mr. Bernstein's Employment Agreement" and "Compensation Awarded by EQH to Mr. Bernstein, Ms. Burke and Mr. Dibadj" above in CD&A for a description of Mr. Bernstein's compensatory elements. Mr. Bernstein's compensation also is disclosed by EQH.
(5)The "Stock Awards" column for 2021 includes the grant date fair value of the restricted stock unit award (grant date fair value of $340,000) and the performance share award (grant date fair value of $510,000) Mr. Bernstein received from EQH in February 2021. The "Stock Awards" column for 2020 includes the grant date fair value of the restricted stock unit award (grant date fair value of $250,019) and the performance share award (grant date fair value of $500,031) Mr. Bernstein received from EQH in February 2020. The "Stock Awards" column for 2019 includes the grant date fair value of the restricted stock unit award (grant date fair value of $250,010) and the performance share award (grant date fair value of $500,016) Mr. Bernstein received from EQH in February 2019.
(6)The "Stock Awards" column for 2021 includes the grant date fair value of the restricted stock unit award (grant date fair value of $40,000) and the performance share award (grant date fair value of $60,000) Ms. Burke and Mr. Dibadj each received from EQH in February 2021.
(7)We have not provided 2019 compensation for Mr. Dibadj as he was not deemed to be a named executive officer in that year.
(8)We have not provided 2020 or 2019 compensation for Mr. Sprules as he was not deemed to be a named executive officer in those years.
(9)Mr. Cranch retired as our firm's Chief Legal Officer on December 31, 2021.
(10)Mr. Weisenseel retired as our CFO in February 2021 and from our firm generally on September 30, 2021.

156	AllianceBernstein

Part III
The “All Other Compensation” column includes the aggregate incremental cost to our company of certain other expenses and perquisites. For 2021, this column includes the following:

Name	Personal Use of Car and Driver ($)		Contributions to Profit Sharing Plan ($)	Life Insurance Premiums ($)	Financial Planning Assistance ($)	Other(2) ($)
Seth P. Bernstein	124,725	(1)	14,500	3,564	—	24
Kate C. Burke	—		14,500	955	—	—
Ali Dibadj	—		14,500	630	—	—
Karl Sprules	—		14,500	2,610	24,930
Laurence E. Cranch	—		14,500	3,708	—	—
John C. Weisenseel	—		—	1,881	—	336,838
(1)The amount reflects the incremental cost to us attributable to commuting and other non-business use. We made available to Mr. Bernstein a car and driver for security and business purposes. Car and driver services were contracted through a third party. The cost of providing a car is determined annually and includes, as applicable, driver compensation, annual car lease, insurance cost and various miscellaneous expenses such as fuel and car maintenance.
(2)The amount set forth in the table for Mr. Weisenseel includes severance of $336,538 and a phone stipend of $300; the amount for Mr. Bernstein represents a phone stipend.
Grants of Plan-Based Awards in 2021
Grants of awards under the 2017 Plan, our equity compensation plan, during 2021 made to our NEO are as follows (we also discuss awards issued by EQH to Mr. Bernstein, Ms. Burke and Mr. Dibadj):

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards(1) ($)
Seth P. Bernstein(2)(3)	12/10/2021	102,572	5,225,000
	2/17/2021	12,200	340,000
	2/17/2021	16,357	510,000
Kate C. Burke(2)(3)	12/10/2021	35,827	1,825,000
	2/17/2021	1,436	40,000
	2/17/2021	1,925	60,000
Ali Dibadj(2)(3)	12/10/2021	30,919	1,575,000
	2/17/2021	1,436	40,000
	2/17/2021	1,925	60,000
Karl Sprules(2)	12/10/2021	25,030	1,275,000
Laurence E. Cranch(2)	12/10/2021	11,288	575,000
John C. Weisenseel(2)	—	—	—
(1)This column provides the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining the AB Holding Unit values, see Note 19 to AB's consolidated financial statements in Item 8.
(2)As discussed above in “Overview of 2021 Incentive Compensation Program” and “Compensation Elements for NEOs—Long-Term Incentive Compensation Awards,” long-term incentive compensation awards granted in 2021 to our NEOs were denominated in restricted AB Holding Units. These awards are shown in the “All Other Stock Awards” column of this table, the “Stock Awards” column of the Summary Compensation Table for 2021 and the “AB Holding Unit Awards” columns of the Outstanding Equity Awards at 2021 Fiscal Year-End Table.
(3)In February 2021, EQH granted to each of Mr. Bernstein, Ms. Burke and Mr. Dibadj (i) a restricted stock unit award with a grant date fair value of $340,000, $40,000, and $40,000, respectively, and (ii) a performance share award with a grant date fair value of $510,000, $60,000, and $60,000, respectively, which can be earned subject to EQH's total shareholder return relative to its peer group.

2021 Annual Report	157

Part III
In 2021, the number of restricted AB Holding Units comprising long-term incentive compensation awards granted to each NEO was determined based on the closing price of an AB Holding Unit as reported for NYSE composite transactions on December 10, 2021, the date as of which the Compensation Committee approved the awards. At the time of these awards, the Compensation Committee consisted of Ms. Matus (Chair) and Messrs. Kaye, Pearson and Scott; the Section 16 Subcommittee, which approved awards to our NEOs, consisted of Ms. Matus (Chair) and Messrs. Kaye and Scott. For further information regarding the material terms of such awards, including the vesting terms and the formulas or criteria to be applied in determining the amounts payable, please refer to "Overview of 2021 Incentive Compensation Program" and "Compensation Elements for NEOs" above.
Outstanding Equity Awards at 2021 Fiscal Year-End
Outstanding equity awards held by our NEOs as of December 31, 2021 are as follows:

	Option Awards				AB Holding Unit and/or EQH Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(11) ($)
Seth P. Bernstein(1)(2)(3)(5)	43,630	21,816	$18.74	2/14/2029	299,207	14,613,265
	19,069	38,140	23.18	2/26/2030	12,200	400,038
					16,357	536,346
Kate C. Burke(4)(5)(6)	—	—	—	—	239,774	11,710,573
					1,436	47,086
					1,925	63,121
Ali Dibadj(4)(5)(7)	—	—	—	—	46,456	2,268,916
					1,436	47,086
					1,925	63,121
Karl Sprules(8)	—	—	—	—	228,117	11,141,251
Laurence E. Cranch(9)	—	—	—	—	44,369	2,166,967
John C. Weisenseel(10)	—	—	—	—	42,228	2,062,429
(1)Mr. Bernstein was awarded: (i) 102,572 restricted AB Holding Units in December 2021, which are scheduled to vest in equal increments on each of December 1, 2022, 2023 and 2024; (ii) 119,471 restricted AB Holding Units in December 2020, of which 25% vested on December 1, 2021, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2022, 2023 and 2024; (iii) 139,131 restricted AB Holding Units in December 2019, of which 25% vested on each of December 1, 2020 and 2021, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2022 and 2023; and (iii) 149,868 restricted AB Holding Units in December 2018, of which 25% vested on each of December 1, 2019, 2020 and 2021, and the remainder of which is scheduled to vest on December 1, 2022. For further information, see “Overview of Mr. Bernstein's Employment Agreement” above.
(2)EQH restricted stock unit awards, which are described for Mr. Bernstein in the second line of data in the above table, will vest ratably over their three-year vesting period subject to continued employment during the vesting period. EQH performance share awards, which are described in the third line of data in the above table, cliff vest on the third anniversary of grant date subject to meeting the applicable performance criteria. In February 2021, 2020 and 2019, EQH granted to Mr. Bernstein (i) a restricted stock unit award with a grant date fair value of $340,000, $250,019 and $250,010, respectively, and (ii) a performance share award with a grant date fair value of $510,000, $500,031 and $500,016. The performance share award granted in 2021 can be earned subject to EQH's total shareholder return relative to its peer group. Approximately half of the performance share awards granted in each of 2020 and 2019 can be earned subject to EQH's performance against specified non-GAAP financial targets (specifically, non-GAAP return-on-equity targets), while the other half can be earned subject to EQH's total shareholder return relative to its peer group.
(3)The option awards described in the table were issued by EQH and calculated in accordance with FASB ASC Topic 718. The fair value of EQH stock options is calculated by EQH using the Black-Scholes option pricing model. The expected EQH dividend rate is based on market consensus. EQH share price volatility is estimated on the basis of implied volatility, which is checked by EQH against an analysis of historical volatility to ensure consistency. The effect of expected early exercise is accounted for through the use of an expected life assumption based on historical data.

158	AllianceBernstein

Part III
(4)EQH restricted stock unit awards, which are described for each of Ms. Burke and Mr. Dibadj in the second line of data in the above table, will vest ratably over their three-year vesting period subject to continued employment during the vesting period. EQH performance share awards, which are described in the third line of data in the above table, cliff vest on the third anniversary of grant date subject to meeting the applicable performance criteria. In February 2021, EQH granted to each of Ms. Burke and Mr. Dibadj (i) a restricted stock unit award with a grant date fair value of $40,000 and (ii) a performance share award with a grant date fair value of $60,000, which can be earned subject to EQH's total shareholder return relative to its peer group.
(5)For further information regarding the equity awards granted to Mr. Bernstein, Ms. Burke and/or Mr. Dibadj by EQH, please see "Compensation awarded by EQH to Mr. Bernstein, Ms. Burke and Mr. Dibadj" above in CD&A.
(6)Ms. Burke was awarded: (i) 35,827 restricted AB Holding Units in December 2021, which are scheduled to vest in equal increments on each of December 1, 2022, 2023 and 2024; (ii) 40,032 restricted AB Holding Units in December 2020, of which 25% vested on December 1, 2021, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2022, 2023 and 2024; (iii) 36,000 restricted AB Holding Units in December 2019, of which 25% vested on each of December 1, 2020 and 2021, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2022 and 2023; (iv) 16,486 restricted AB Holding Units in December 2018, of which 25% vested on each of December 1, 2019, 2020 and 2021, and the remainder of which is scheduled to vest on December 1, 2022; and (v) 151,803 restricted AB Holding Units in April 2018, which are scheduled to cliff vest on December 1, 2022. For additional information regarding Ms. Burke's award granted in April 2018, please see "Relocation-related Performance Awards" above in CD&A.
(7)Mr. Dibadj was awarded (i) 30,919 restricted AB Holding Units in December 2021, which are scheduled to vest in equal increments on each of December 1, 2022, 2023 and 2024; and (ii) 20,717 restricted AB Holding Units in December 2020, 25% of which vested on December 1, 2021, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2022, 2023 and 2024.
(8)Mr. Sprules was awarded 25,030 restricted AB Holding Units in December 2021, which are scheduled to vest in equal increments on each of December 1, 2022, 2023 and 2024; and 151,803 restricted AB Holding Units in April 2018, which are scheduled to cliff vest on December 1, 2022. For additional information regarding Mr. Sprules's award granted in April 2018, please see "Relocation-related Performance Awards" above in CD&A.
(9)Mr. Cranch was awarded: (i) 11,288 restricted AB Holding Units in December 2021, which are scheduled to vest in equal increments on each of December 1, 2022, 2023 and 2024; (ii) 20,561 restricted AB Holding Units in December 2020, of which 25% vested on December 1, 2021, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2022, 2023 and 2024; (iii) 22,957 restricted AB Holding Units in December 2019, of which 25% vested on each of December 1, 2020 and 2021, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2022 and 2023; and (iv) 24,728 restricted AB Holding Units in December 2018, of which 25% vested on each of December 1, 2019, 2020 and 2021, and the remainder of which is scheduled to vest on December 1, 2022.
(10)Mr. Weisenseel was awarded: (i) 26,247 restricted AB Holding Units in December 2020, of which 25% vested on December 1, 2021, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2022, 2023 and 2024; (ii) 29,305 restricted AB Holding Units in December 2019, of which 25% vested on each of December 1, 2020 and 2021, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2022 and 2023; and (iii) 31,566 restricted AB Holding Units in December 2018, of which 25% vested on each of December 1, 2019, 2020 and 2021, and the remainder of which is scheduled to vest on December 1, 2022.
(11)The market values of restricted AB Holding Units set forth in this column were calculated assuming a price per AB Holding Unit of $48.84, which was the closing price on the NYSE of an AB Holding Unit on December 31, 2021, the last trading day of AB's last completed fiscal year.
Option Exercises and AB Holding Units Vested in 2021
AB Holding Units held by our NEOs that vested during 2021 are as follows (amounts for Mr. Cranch (121,569 AB Holding Units) and Mr. Weisenseel (113,266 AB Holding Units) include AB Holding Units awarded in April 2018 that vested in 2021 pursuant to their respective retirement agreements; please see "Chief Legal Officer Retirement Agreement" and "Former CFO Retirement Agreement" above in CD&A for additional information):

	AB Holding Option Awards		AB Holding Unit Awards
Name	Number of AB Holding Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of AB Holding Units Acquired on Vesting (#)	Value Realized on Vesting ($)
Seth P. Bernstein	—	—	143,294	6,875,884
Kate C. Burke	—	—	27,237	1,360,508
Ali Dibadj	—	—	5,179	258,697
Karl Sprules	—	—	30,078	1,502,400
Laurence E. Cranch	—	—	145,244	7,119,978
John C. Weisenseel	—	—	142,911	7,096,490

2021 Annual Report	159

Part III
Potential Payments upon Termination or Change in Control
Estimated payments and benefits to which our NEOs would have been entitled upon a change in control of AB or the specified qualifying events of termination of employment as of December 31, 2021 are as follows:

Name and Trigger Event	Cash Payments(1) ($)	Acceleration of Restricted AB Holding Unit Awards(2) ($)	Other Benefits(3) ($)
Seth P. Bernstein
Change in control	—	14,613,265	—
Termination by Mr. Bernstein for good reason(4)	3,500,000	14,613,265	18,404
Termination of Mr. Bernstein's employment by AB other than for Cause or due to Death or Disability (including 2017 Award)(4)(5)(6)	5,250,000	14,613,265	18,404
Change in control + termination by Mr. Bernstein for good reason or termination of Mr. Bernstein's employment without cause(4)	7,000,000	14,613,265	18,404
Resignation (complies with applicable agreements and restrictive covenants) under ICAP(2)	—	14,613,265	—
Death or disability(7)	—	14,613,265	18,404
Kate C. Burke
Change in control	—	11,710,573	—
Change in control + employment terminated by AB other than for cause, termination by Ms. Burke for good reason, or termination due to death or disability	5,350,000	11,710,573	—
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP; death or disability under ICAP; excludes 2018 RSU award)(2)	—	4,296,514	—
Termination by AB without cause; death or disability (2018 RSU award)(8)	—	3,203,337	—
Ali Dibadj
Change in control	—	2,268,916	—
Change in control + employment terminated by AB other than for cause, termination by Mr. Dibadj for good reason, or termination due to death or disability	4,850,000	2,268,916	—
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP; death or disability under ICAP(2)	—	2,268,916	—
Karl Sprules
Change in control	—	11,141,251	—
Change in control + employment terminated by AB other than for cause, termination by Mr. Sprules for good reason, or termination due to death or disability	4,250,000	11,141,251	—
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP; death or disability under ICAP(2)	—	3,727,192	—
Termination by AB without cause; death or disability (2018 RSU award)(8)	—	3,203,337	—
Laurence E. Cranch(9)
Retirement	200,000	5,937,430	—
John C. Weisenseel(9)
Retirement	93,750	5,531,911	—
(1)It is possible that each NEO could receive a cash severance payment on the termination of his or her employment that is not contemplated in the CIC Plan. The amounts of any such cash severance payments would be determined at the time of such termination (other than for Mr. Bernstein), so we are unable to estimate such amounts. The amounts shown for Mr. Bernstein are described in the CEO Employment

160	AllianceBernstein

Part III
Agreement. The amounts shown for Ms. Burke, Mr. Dibadj and Mr. Sprules in the event of a change in control coupled with termination of employment are described in the CIC Plan. The amount shown for Mr. Cranch is taken from his retirement agreement, into which he entered in May 2021 and with respect to which his actual retirement date was December 31, 2021. The amount shown for Mr. Weisenseel is taken from his retirement agreement, into which he entered in August 2020 and with respect to which his actual retirement date was September 30, 2021.
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
(8)For additional information relating to the restricted AB Holding Unit award issued to each of Ms. Burke, Mr. Sprules, Mr. Cranch and Mr. Weisenseel in April 2018, please refer to "Relocation-related Performance Awards" above.
(9)For information relating to Mr. Cranch's compensatory benefits under his retirement agreement, please refer to, "Chief Legal Officer Retirement Agreement" above in CD&A. For information relating to Mr. Weisenseel's compensatory benefits under his retirement agreement, please refer to "Former CFO Retirement Agreement" above in CD&A.
Additionally, estimated payments and benefits to which Mr. Bernstein, Ms. Burke or Mr. Dibadj would have been entitled upon a change in control of EQH or the specified qualifying events of termination of employment as of December 31, 2021 are as follows (these amounts would be payable by EQH):

Reason for Employment Termination	Acceleration of EQH Option and Share Awards ($)
Seth P. Bernstein
Death(1)	7,030,083
Disability(1)	7,030,083
Involuntary termination (no change in control)(2)	1,322,245
Change in control (without termination of employment)(3)	7,222,006
Involuntary termination of employment or termination by Mr. Bernstein for good reason (no change in control)(3)	7,222,006
Kate C. Burke
Death(1)	112,388
Disability(1)	112,388
Involuntary termination (no change in control)	—
Change in control (without termination of employment)(3)	48,022
Involuntary termination of employment or termination by Ms. Burke for good reason (no change in control)(3)	—
Ali Dibadj
Death(1)	112,388
Disability(1)	112,388
Involuntary termination (no change in control)	—
Change in control (without termination of employment)(3)	48,022
Involuntary termination of employment or termination by Mr. Dibadj for good reason (no change in control)(3)	—
(1)Reflects the combined value, as of December 31, 2021, associated with awards granted by EQH to Mr. Bernstein (since 2018), Ms. Burke (beginning in 2021) and Mr. Dibadj (beginning in 2021), including a transaction incentive award in 2018 (Mr. Bernstein only); option awards

2021 Annual Report	161

Part III
(Mr. Bernstein only); restricted stock unit awards; and performance share awards. For additional information regarding these awards, please see the Summary Compensation Table in 2021, the Grant of Plan-based Awards table in 2021 and the Outstanding Equity at 2021 Fiscal Year End table above in this Item 11.
(2)Reflects the value, as of December 31, 2021, associated with Mr. Bernstein's transaction incentive award in 2018.
(3)Reflects, as of December 31, 2021, (i) the full value associated with Mr. Bernstein's option awards in 2019 and 2020, (ii) a pro-rated portion of Mr. Bernstein's transaction incentive award in 2018 and (iii) restricted stock unit awards and performance share awards granted to Mr. Bernstein (in 2021, 2020 and 2019) and to Ms. Burke and Mr. Dibadj (in 2021) based on the terms and conditions of these awards.
Director Compensation in 2021
During 2021, we compensated our directors, who satisfied applicable NYSE and SEC standards relating to independence (“Independent Directors”), as follows:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2) ($)	Total ($)
Joan Lamm-Tennant(3)	27,011	99,200	126,211
Nella Domenici	100,000	170,000	270,000
Daniel Kaye	95,000	170,000	265,000
Kristi Matus	122,750	170,000	292,750
Das Narayandas	92,000	170,000	262,000
Bertram Scott	95,000	170,000	265,000
Charles Stonehill	125,000	170,000	295,000
Todd Walthall(4)	28,444	112,200	140,644
Ramon de Oliveira(5)	110,750	170,000	280,750
Paul Audet(6)	74,557	170,000	244,557
(1)The aggregate number of restricted AB Holding Units underlying awards outstanding but not yet distributed at December 31, 2021, was: for Ms. Lamm-Tennant, 1,806 AB Holding Units; for Ms. Domenici, 13,438 AB Holding Units; for Ms. Matus, 15,844 AB Holding Units; for Mr. Kaye, 30,283 AB Holding Units; for Mr. Narayandas, 26,249 AB Holding Units; for Mr. Scott, 8,060 AB Holding Units; for Mr. Stonehill, 16,904 AB Holding Units; and for Mr. Walthall, 2,208 AB Holding Units.
(2)Reflects the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining these values, see Note 19 to AB’s consolidated financial statements in Item 8.
(3)AB Holding Unit award value prorated based on the date as of which Ms. Lamm-Tennant joined the Board.
(4)AB Holding Unit award value prorated based on the date as of which Mr. Walthall joined the Board.
(5)Mr. de Oliveira resigned from the Board in October 2021. As described below in "Independent Director Compensation," previously unvested AB Holding Units awarded to Mr. de Oliveira were delivered as soon as administratively feasible following Mr. de Oliveira's resignation from the Board.
(6)Mr. Audet retired the Board in September 2021. As described below in "Independent Director Compensation," previously unvested AB Holding Units awarded to Mr. Audet were delivered as soon as administratively feasible following Mr. Audet's retirement from the Board.

162	AllianceBernstein

Part III
Independent Director Compensation Elements
The Board approved the compensation elements described immediately below for Independent Directors during its regular meeting held in May 2021 and has agreed to re-consider such compensation elements bi-annually:
•an annual retainer of $90,000 (paid quarterly after any quarter during which an Independent Director serves on the Board; annual retainers relating to Committee service, as described below, are paid quarterly in arrears as well);
•an annual retainer of $50,000 for acting as Independent Chair of the Board;
•an annual retainer of $37,500 for acting as Chair of the Audit Committee;
•an annual retainer of $20,000 for acting as Chair of the Compensation Committee;
•an annual retainer of $13,500 for acting as Chair of the Governance Committee;
•an annual retainer of $12,500 for serving as a member of the Audit Committee;
•an annual retainer of $9,000 for serving as a member of the Compensation Committee;
•an annual retainer of $3,000 for serving as a member of the Governance Committee; and
•an annual equity-based grant under an equity compensation plan consisting of restricted AB Holding Units with a grant date fair value of $170,000.
The Board also granted to each Independent Director then serving (which included Mses. Domenici and Matus and Messrs. Audet, de Oliveira, Kaye, Narayandas, Scott and Stonehill) 3,918 restricted AB Holding Units. The number of AB Holding Units granted was determined by dividing the $170,000 grant date fair value noted above by the closing price of an AB Holding Unit on the date of the May 2021 Board Meeting, or $43.40 per unit. These awards vest ratably on each of the first four anniversaries of the grant date.
Additionally, the Board granted to Ms. Lamm-Tennant, who joined the Board as of October 22, 2021, 1,806 restricted AB Holding Units. The number of AB Holding Units granted was determined by dividing the grant date fair value (a pro-rated portion of the $170,000 typically awarded based on the date as of which Ms. Lamm-Tennant joined the Board) by the closing price of an AB Holding Unit on October 22, 2021, or $54.94 per unit. This award vests ratably on each of the first four anniversaries of the grant date.
Also, at the regular meeting of the Board held in September 2021, the Board granted to Mr. Walthall, who joined the Board as of September 21, 2021, 2,208 restricted AB Holding Units. The number of AB Holding Units granted was determined by dividing the grant date fair value (a pro-rated portion of the $170,000 typically awarded based on the date as of which Mr. Walthall joined the Board) by the closing price of an AB Holding Unit on September 22, 2021, or $50.82 per unit. This award also vests ratably on each of the first four anniversaries of the grant date.
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
Equity grants to Independent Directors generally are made at the May meeting of the Board. The date of the May meeting is set by the Board at least a year in advance.
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
Independent Director AB Holding Unit Ownership Guidelines
Each Independent Director, by the later of five years from the initial implementation date of these guidelines (February 2018) and the date as of which the director's tenure on the Board begins, shall accumulate, either through accumulating AB Holding Units awarded by the Board or purchasing Units on the open market, AB Holding Units with a market value equal to five (5) times the director's annual retainer. Each Independent Director must maintain this ownership level for the duration of the director's tenure on the Board.
As of December 31, 2021, each Independent Director then serving either complied with this policy or was on track to do so within the allotted time.

2021 Annual Report	163

Part III
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
AB Holding Units to be issued pursuant to our equity compensation plans as of December 31, 2021 are as follows:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(1)
Equity compensation plans approved by security holders	5,774	$20.12	31,890,916
Equity compensation plans not approved by security holders	—	—	—
Total	5,774	$20.12	31,890,916
(1)All AB Holding Units remaining available for future issuance will be issued pursuant to the 2017 Plan, which was approved during a Special Meeting of AB Holding Unitholders held on September 29, 2017.
There are no AB Units to be issued pursuant to an equity compensation plan.
For information about our equity compensation plans, see Note 19 to AB’s consolidated financial statements in Item 8.
Principal Security Holders
As of December 31, 2021, we had no information that any person beneficially owned more than 5% of the outstanding AB Units, except as reported by EQH and certain of its subsidiaries on Schedule 13D/A with the SEC on May 14, 2021, pursuant to the Exchange Act. We have prepared the following table, and the note that follows, in reliance on such filing:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Reported on Schedule		Percent of Class
Equitable Holdings(1) 1290 Avenue of the Americas New York, NY 10104	170,121,745	(1)	62.4	(1)
(1)By reason of their relationships, EQH and its subsidiaries that hold AB Units may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of the 170,121,745 issued and outstanding AB Units. The 62.4% includes the 1% general partnership interest held by EQH.
As of December 31, 2021, AB Holding was the record owner of 99,271,727, or 36.6%, of the issued and outstanding AB Units (or 36.2% including the 1% general partnership interest held by EQH).

164	AllianceBernstein

Part III
Management
As of December 31, 2021, the beneficial ownership of AB Holding Units by each director and NEO of the General Partner and by all directors and executive officers as a group is as follows:

Name of Beneficial Owner	Number of AB Holding Units and Nature of Beneficial Ownership	Percent of Class
Joan Lamm-Tennant(1)	1,806	*
Seth P. Bernstein(1)(2)	568,491	*
Nella L. Domenici	13,438	*
Jeffrey J. Hurd(1)	—	*
Daniel G. Kaye(1)	30,283	*
Nick Lane(1)	—	*
Kristi A. Matus(1)	15,844	*
Das Narayandas	26,249	*
Mark Pearson(1)	—	*
Bertram L. Scott(1)	8,060	*
Charles G.T. Stonehill(1)	16,904	*
Todd Walthall	2,208	*
Kate C. Burke(1)(3)	270,142	*
Ali Dibadj(1)(4)	151,848	*
Karl Sprules(1)(5)	263,027	*
Laurence E. Cranch(1)(6)	203,403	*
All directors and executive officers as a group (16 persons)(7)	1,571,703	1.6%
*    Number of AB Holding Units listed represents less than 1% of the Units outstanding.
(1)Excludes AB Holding Units beneficially owned by EQH and its subsidiaries. Mses. Lamm-Tennant and Matus, and Messrs. Bernstein, Hurd, Kaye, Lane, Pearson, Scott and Stonehill, each is a director and/or officer of EQH, Equitable Financial and/or Equitable America. Ms. Burke and Messrs. Bernstein, Dibadj, Sprules and Cranch each is a director and/or officer of the General Partner.
(2)Includes 441,476 restricted AB Holding Units that have not yet vested or with respect to which Mr. Bernstein has deferred delivery. See “Overview of Mr. Bernstein's Employment Agreement – Compensation Elements – Restricted AB Holding Units,” “Grants of Plan-based Awards in 2021” and “Outstanding Equity Awards at 2021 Fiscal Year-End” in Item 11 for additional information.
(3)Includes 239,774 restricted AB Holding Units that have not yet vested. For information regarding Ms. Burke's long-term incentive compensation awards, see “Relocation-related Performance Awards,” “Grants of Plan-based Awards in 2021” and “Outstanding Equity Awards at 2021 Fiscal Year-End” in Item 11.
(4)Includes 46,456 restricted AB Holding Units awarded to Mr. Dibadj that have not yet vested. For information regarding Mr. Dibadj's long-term incentive compensation awards, see "Grants of Plan-based Awards in 2021” and “Outstanding Equity Awards at 2021 Fiscal Year-End” in Item 11.
(5)Includes 228,117 restricted AB Holding Units that have not yet vested. For information regarding Mr. Sprules's long-term incentive compensation awards, see “Relocation-related Performance Awards,” “Grants of Plan-based Awards in 2021” and “Outstanding Equity Awards at 2021 Fiscal Year-End” in Item 11.
(6)Includes 195,962 restricted AB Holding Units that have not yet vested or with respect to which Mr. Cranch has deferred delivery. For information regarding Mr. Cranch's long-term incentive compensation awards, see “Relocation-related Performance Awards,” “Grants of Plan-based Awards in 2021” and “Outstanding Equity Awards at 2021 Fiscal Year-End” in Item 11.
(7)Includes 1,151,785 restricted AB Holding Units awarded to the executive officers as a group as long-term incentive compensation that have not yet vested and/or with respect to which the executive officer has deferred delivery.

2021 Annual Report	165

Part III
As of December 31, 2021, our directors and executive officers did not beneficially own any AB Units.
As of December 31, 2021, the beneficial ownership of the common stock of EQH by each director and named executive officer of the General Partner and by all directors and executive officers as a group is as follows:

EQH Common Stock

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class
Joan Lamm-Tennant	15,679	*
Seth P. Bernstein(1)	173,639	*
Nella L. Domenici	—	*
Jeffrey J. Hurd(2)	308,322	*
Daniel G. Kaye	46,359	*
Nick Lane(3)	311,090	*
Kristi A. Matus	13,527	*
Das Narayandas	2,000	*
Mark Pearson(4)	1,359,187	*
Bertram L. Scott	22,959	*
Charles G.T. Stonehill	22,515	*
Todd Walthall	—	*
Kate C. Burke(5)	489	*
Ali Dibadj(5)	489	*
Karl Sprules	—	*
Laurence E. Cranch	—	*
All directors and executive officers as a group (16 persons)(6)	2,276,255	0.6%
*Number of shares listed represents less than 1% of the outstanding EQH common stock.
(1)Includes (i) 103,586 options Mr. Bernstein has the right to exercise within 60 days, (ii) 12,791 restricted stock units that will vest within 60 days and settle in EQH shares and (iii) 28,292 EQH performance shares that are earned and will be paid out within 60 days.
(2)Includes (i) 201,694 options Mr. Hurd has the right to exercise within 60 days, (ii) 26,084 restricted stock units that will vest within 60 days and settle in EQH shares and (iii) 50,925 EQH performance shares that are earned and will be paid out within 60 days.
(3)Includes (i) 200,624 options Mr. Lane has the right to exercise within 60 days, (ii) 27,056 restricted stock units that will vest within 60 days and settle in EQH shares and (iii) 53,754 EQH performance shares that are earned and will be paid out within 60 days.
(4)Includes (i) 873,845 options Mr. Pearson has the right to exercise within 60 days, (ii) 96,124 restricted stock units that will vest within 60 days and settle in EQH shares and (iii) 155,604 EQH performance shares that are earned and will be paid out within 60 days.
(5)Represents 489 restricted stock units that will vest within 60 days and settle in EQH shares.
(6)Includes 1,379,749 options that may be exercised, 163,033 restricted stock units that will vest within 60 days and 288,575 EQH performance shares that will be paid out within 60 days for the directors and executive officers as a group.

166	AllianceBernstein

Part III
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

2021 Annual Report	167

Part III
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
Policies and Procedures Regarding Transactions with Related Persons
Each Partnership Agreement expressly permits EQH and its subsidiaries (collectively, “EQH Affiliates”), to provide services to AB and AB Holding if the terms of the transaction are approved by the General Partner in good faith as being comparable to (or more favorable to each such Partnership than) those that would prevail in a transaction with an unaffiliated party. This requirement is conclusively presumed to be satisfied as to any transaction or arrangement that (i) in the reasonable and good faith judgment of the General Partner meets that unaffiliated party standard, or (ii) has been approved by a majority of those directors of the General Partner who are not also directors, officers or employees of an affiliate of the General Partner.
In practice, our management pricing committees review investment advisory agreements with EQH Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with EQH Affiliates are submitted to the Audit Committee for their review and approval. (See “Committees of the Board” in Item 10 for details regarding the Audit Committee.) We are not aware of any transaction during 2021 between our company and any related person with respect to which these procedures were not followed.
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

168	AllianceBernstein

Part III
See Note 12 to AB’s consolidated financial statements in Item 8 for disclosures related to our credit facility with EQH. Significant transactions between AB and related persons during 2021 are as follows (the first table summarizes services we provide to related persons and the second table summarizes services our related persons provide to us):

Parties(1)	General Description of Relationship(2)	Amounts Received or Accrued for in 2021
Equitable Financial	We provide investment management services and ancillary accounting, valuation, reporting, treasury and other services to the general and separate accounts of Equitable Financial and its insurance company subsidiaries.	$101,312,000
EQAT and Equitable Premier VIP Trust	We serve as sub-adviser to these open-end mutual funds, each of which is sponsored by a subsidiary of Equitable Holdings.	28,079,000
Equitable America		2,609,000
Equitable Holdings		1,686,000

Parties(1)	General Description of Relationship	Amounts Paid or Accrued for in 2021
Equitable Holdings	Distributes certain of our Retail Products; provides Private Wealth Management referrals; sells shares of our mutual funds under Distribution Service and Educational Support agreements; includes us as insured under various insurance policies.	$10,876,000
(1)AB or one of its subsidiaries is a party to each transaction.
(2)We provide investment management services unless otherwise indicated.
Arrangements with Immediate Family Members of Related Persons
During 2021, we did not have arrangements with immediate family members of our directors and executive officers.
Director Independence
See “Independence of Certain Directors” in Item 10.
Item 14. Principal Accounting Fees and Services
Fees for professional audit services rendered by PricewaterhouseCoopers LLP ("PwC") for the audit of AB’s and AB Holding’s annual financial statements for 2021 and 2020, respectively, and fees for other services rendered by PwC are as follows:

	2021	2020
	(in thousands)
Audit fees(1)	$6,956	$6,616
Audit-related fees(2)	3,580	3,188
Tax fees(3)	2,221	1,222
All other fees(4)	6	6
Total	$12,763	$11,032
(1)Includes $63,222 and $61,982 paid for audit services to AB Holding in 2021 and 2020, respectively.
(2)Audit-related fees consist principally of fees for audits of financial statements of certain employee benefit plans, internal control reviews and accounting consultation.
(3)Tax fees consist of fees for tax consultation and tax compliance services.
(4)All other fees in 2021 and 2020 consisted of miscellaneous non-audit services.
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

2021 Annual Report	169

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a)There is no document filed as part of this Form 10-K.
Financial Statement Schedule.
Attached to this Form 10-K is a schedule describing Valuation and Qualifying Account-Allowance for Doubtful Accounts for the three years ended December 31, 2021, 2020 and 2019.
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

3.08	Certificate of Amendment to the Certificate of Incorporation of AllianceBernstein Corporation (incorporated by reference to Ex. 99.08 to Form 8-K, as filed February 24, 2006).
4.01	Description of AB Holding Units and AB Units.
10.01	AllianceBernstein 2021 Incentive Compensation Award Program.*
10.02	AllianceBernstein 2021 Deferred Cash Compensation Program.*
10.03	Form of Award Agreement, dated as of December 31, 2021, under Incentive Compensation Award Program, Deferred Cash Compensation Program and AB 2017 Long Term Incentive Plan.*
10.04	Form of Award Agreement under AB 2017 Long Term Incentive Plan relating to equity compensation awards to Independent Directors.*
10.05	Summary of AB's Lease at 1345 Avenue of the Americas, New York, New York.
10.06	Summary of AB's Lease at 501 Commerce Street, Nashville, Tennessee.

170	AllianceBernstein

Part IV

Exhibit	Description
10.07	Guidelines for Transfer of AB Units.
10.08	Amended and Restated Revolving Credit Agreement, dated as of October 13, 2021 (incorporated by reference to Ex. 99.01 to Form 8-K, as filed October 19, 2021)
10.09	Retirement Agreement among Laurence E. Cranch, AB and AllianceBernstein Corporation (incorporated by reference to Exhibit 10.01 to Form 8-K, as filed May 4, 2021).*
10.10	AllianceBernstein Change in Control Plan for Executive Officers (incorporated by reference to Exhibit 99.01 to Form 8-K, as filed December 14, 2020).*
10.11	Retirement Agreement among John C. Weisenseel, AB and AllianceBernstein Corporation (incorporated by reference to Exhibit 99.02 to Form 8-K, as filed August 26, 2020).*
10.12	Amendment No. 2 to Seth P. Bernstein's Employment Agreement (incorporated by reference to Ex. 10.1 to Form 8-K, as filed December 19, 2019).*
10.13
Credit Agreement dated as of November 4, 2019 between AllianceBernstein L.P., as borrower, and Equitable Holdings, Inc., as lender (incorporated by reference to Ex. 10.01 to Form 8-K, as filed November 4, 2019).

10.14	Amendment to Seth P. Bernstein's Employment Agreement (incorporated by reference to Ex. 10.01 to Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).*
10.15	Kate C. Burke Award Letter dated as of April 24, 2018 (incorporated by reference to Ex. 10.08 to Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).*
10.16	Laurence E. Cranch Award Letter dated as of April 24, 2018 (incorporated by reference to Ex. 10.09 to Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).*
10.17	John C. Weisenseel Award Letter dated as of April 24, 2018 (incorporated by reference to Ex. 10.10 to Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).*
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

10.20	AB 2017 Long Term Incentive Plan (incorporated by reference to Ex. 10.06 to Form 10-K for the fiscal year ended December 31, 2017, as filed February 13, 2018).*
10.21	Employment Agreement among Seth P. Bernstein, AB, AB Holding and AllianceBernstein Corporation (incorporated by reference to Ex. 10.3 to Form 8-K, as filed May 1, 2017).*
10.22
Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of October 20, 2016 and effective as of January 1, 2017 (incorporated by reference to Ex. 10.06 to Form 10-K for the fiscal year ended December 31, 2017, as filed February 13, 2018).*

10.23
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

2021 Annual Report	171

Part IV

Exhibit	Description
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

10.28
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

21.01	Subsidiaries of AB.
23.01	Consents of PricewaterhouseCoopers LLP.
31.01	Certification of Seth Bernstein furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Ali Dibadj furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01
Certification of Seth Bernstein furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02
Certification of Ali Dibadj furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included in Exhibit 101).
*	Denotes a compensatory plan or arrangement
Item 16. Form 10-K Summary
None.

172	AllianceBernstein

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AllianceBernstein Holding L.P.

Date: February 11, 2022	By:	/s/ Seth P. Bernstein
Seth P. Bernstein
Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 11, 2022	/s/ Ali Dibadj
Ali Dibadj
Chief Financial Officer & Head of Strategy

Date: February 11, 2022	/s/ William R. Siemers
William R. Siemers
Controller & Chief Accounting Officer

2021 Annual Report	173

Directors

/s/ Seth P. Bernstein	/s/ Joan Lamm-Tennant
Seth P. Bernstein	Joan Lamm-Tennant
President and Chief Executive Officer	Chair of the Board

/s/ Nella L. Domenici	/s/ Jeffrey J. Hurd
Nella L. Domenici	Jeffrey J. Hurd
Director	Director

/s/ Daniel G. Kaye	/s/ Nick Lane
Daniel G. Kaye	Nick Lane
Director	Director

/s/ Kristi A. Matus	/s/ Das Narayandas
Kristi A. Matus	Das Narayandas
Director	Director

/s/ Mark Pearson	/s/ Bertram L. Scott
Mark Pearson	Bertram L. Scott
Director	Director

/s/ Charles G.T. Stonehill	/s/ Todd Walthall
Charles G. T. Stonehill	Todd Walthall
Director	Director

174	AllianceBernstein

SCHEDULE II
AllianceBernstein L.P.
Valuation and Qualifying Account - Allowance for Doubtful Accounts
For the Three Years Ending December 31, 2021, 2020 and 2019

Description	Balance at Beginning of Period	Credited to Costs and Expenses	Deductions		Balance at End of Period
	(in thousands)
For the year ended December 31, 2021	$311	$—	$(17)	(a)	$328
For the year ended December 31, 2020	$309	$100	$98	(b)	$311
For the year ended December 31, 2019	$395	$132	$218	(c)	$309
(a)Includes a net addition to the allowance balance of $28 and accounts written-off as uncollectible of $11.
(b)Includes accounts written-off as uncollectible of $98.
(c)Includes accounts written-off as uncollectible of $218.

2021 Annual Report	175