Form 10-Q
period 2022-03-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2022-04-29
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2022 was 99,594,474.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Investment in AB	$1,588,232	$1,623,764
Total assets	$1,588,232	$1,623,764

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$994	$2,140
Total liabilities	994	2,140
Commitments and contingencies (See Note 8)
Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,397	1,439
Limited partners: 99,494,474 and 99,171,727 limited partnership units issued and outstanding	1,670,152	1,696,199
AB Holding Units held by AB to fund long-term incentive compensation plans	(47,402)	(43,309)
Accumulated other comprehensive loss	(36,909)	(32,705)
Total partners’ capital	1,587,238	1,621,624
Total liabilities and partners’ capital	$1,588,232	$1,623,764

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Equity in net income attributable to AB Unitholders	$94,353	$88,907
Income taxes	8,425	7,820
Net income	$85,928	$81,087

Net income per unit:
Basic	$0.87	$0.81
Diluted	$0.87	$0.81

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Net income	$85,928	$81,087
Other comprehensive (loss):
Foreign currency translation adjustments, before tax	(4,317)	(2,732)
Income tax benefit (expense)	30	(30)
Foreign currency translation adjustments, net of tax	(4,287)	(2,762)
Changes in employee benefit related items:
Amortization of prior service cost	2	(2)
Recognized actuarial gain (loss)	84	(274)
Changes in employee benefit related items	86	(276)
Income tax (expense) benefit	(3)	2
Employee benefit (expense) related items, net of tax	83	(274)
Other comprehensive (loss)	(4,204)	(3,036)
Comprehensive income	$81,724	$78,051

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Changes in Partners’ Capital
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
General Partner’s Capital
Balance, beginning of period	$1,439	$1,410
Net income	87	83
Cash distributions to Unitholders	(129)	(98)
Balance, end of period	1,397	1,395
Limited Partners’ Capital
Balance, beginning of period	1,696,199	1,656,816
Net income	85,841	81,004
Cash distributions to Unitholders	(127,543)	(97,947)
Retirement of AB Holding Units	(11,707)	(29,847)
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	27,362	100,861
Exercise of compensatory options to buy AB Holding Units	—	1,914
Balance, end of period	1,670,152	1,712,801
AB Holding Units held by AB to fund long-term incentive compensation plans
Balance, beginning of period	(43,309)	(20,171)
Change in AB Holding Units held by AB to fund long-term incentive compensation plans	(4,093)	(31,802)
Balance, end of period	(47,402)	(51,973)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(32,705)	(33,898)
Foreign currency translation adjustment, net of tax	(4,287)	(2,762)
Changes in employee benefit related items, net of tax	83	(274)
Balance, end of period	(36,909)	(36,934)
Total Partners’ Capital	$1,587,238	$1,625,289

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$85,928	$81,087
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(94,353)	(88,907)
Cash distributions received from AB	136,714	106,091
Changes in assets and liabilities:
Decrease in other assets	—	92
(Decrease) increase in other liabilities	(1,146)	5,778
Net cash provided by operating activities	127,143	104,141

Cash flows from investing activities:
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	—	(1,914)
Net cash used in investing activities	—	(1,914)

Cash flows from financing activities:
Cash distributions to Unitholders	(127,672)	(98,045)
Capital contributions from (to) AB	529	(6,096)
Proceeds from exercise of compensatory options to buy AB Holding Units	—	1,914
Net cash used in financing activities	(127,143)	(102,227)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
March 31, 2022
(unaudited)

The words “we” and “our” refer collectively to AllianceBernstein Holding L.P. (“AB Holding”) and AllianceBernstein L.P.  and its subsidiaries (“AB”), or to their officers and employees. Similarly, the word “company” refers to both AB Holding and AB. Where the context requires distinguishing between AB Holding and AB, we identify which of them is being discussed. These statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2021.

1.    Business Description, Organization and Basis of Presentation

Business Description

AB Holding’s principal source of income and cash flow is attributable to its investment in AB limited partnership interests. The condensed financial statements and notes of AB Holding should be read in conjunction with the condensed consolidated financial statements and notes of AB included as an exhibit to this quarterly report on Form 10-Q and with AB Holding’s and AB’s audited financial statements included in AB Holding’s Form 10-K for the year ended December 31, 2021.

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

•Private Wealth Services – servicing its private clients, including high-net-worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately-managed accounts, hedge funds, mutual funds and other investment vehicles.

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

Organization

As of March 31, 2022, EQH owned approximately 4.0% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB.

As of March 31, 2022, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

EQH and its subsidiaries	63.0%
AB Holding	36.3
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 64.5% economic interest in AB as of March 31, 2022.

Basis of Presentation

The interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed statement of financial condition as of December 31, 2021 was derived from audited financial statements. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under principles generally accepted in the United States of America ("GAAP") and the rules of the SEC.

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

Subsequent Events
We have evaluated subsequent events through the date that these financial statements were filed with the SEC and did not identify any subsequent events that would require disclosure in these financial statements.

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

On April 29, 2022, the General Partner declared a distribution of $0.90 per unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2022. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on May 26, 2022 to holders of record at the close of business on May 9, 2022.

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

Repurchases of AB Holding Units for the three months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Total amount of AB Holding Units Purchased/Retained (1)	0.3	1.0
Total Cash Paid for AB Holding Units Purchased/Retained (1)	$14.0	$37.4
Open Market Purchases of AB Holding Units Purchased (1)	—	0.6
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$—	$24.2
(1) Purchased on a trade date basis. The difference between open-market purchases and units retained reflects the retention of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. We did not adopt a plan during the first quarter of 2022. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first three months of 2022 and 2021, AB awarded to employees and Eligible Directors 0.7 million and 3.4 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these restricted AB Holding Unit awards.

During the first three months of 2022 and 2021, AB Holding had no issuances and 0.1 million issuances of AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of zero and $1.9 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.
4.    Net Income per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income – diluted”) and dividing by the diluted weighted average number of units outstanding for each period.

Index

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per unit amounts)
Net income – basic	$85,928	$81,087
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	2	18
Net income – diluted	$85,930	$81,105

Weighted average units outstanding – basic	99,202	100,146
Dilutive effect of compensatory options	3	32
Weighted average units outstanding – diluted	99,205	100,178

Basic net income per unit	$0.87	$0.81
Diluted net income per unit	$0.87	$0.81

There were no anti-dilutive options excluded from diluted net income in the three months ended March 31, 2022 or 2021.

5. Investment in AB

Changes in AB Holding’s investment in AB during the three-month period ended March 31, 2022 are as follows (in thousands):

Investment in AB as of December 31, 2021	$1,623,764
Equity in net income attributable to AB Unitholders	94,353
Changes in accumulated other comprehensive (loss)	(4,204)
Cash distributions received from AB	(136,714)
Capital contributions from AB	(529)
AB Holding Units retired	(11,707)
AB Holding Units issued to fund long-term incentive compensation plans	27,362
Change in AB Holding Units held by AB for long-term incentive compensation plans	(4,093)
Investment in AB as of March 31, 2022	$1,588,232

6. Units Outstanding

Changes in AB Holding Units outstanding during the three-month period ended March 31, 2022 are as follows:

Outstanding as of December 31, 2021	99,271,727
Units issued	582,992
Units retired	(260,245)
Outstanding as of March 31, 2022	99,594,474

7.    Income Taxes

AB Holding is a publicly-traded partnership (“PTP”) for federal tax purposes and, accordingly, is not subject to federal or state corporate income taxes. However, AB Holding is subject to the 4.0% New York City unincorporated business tax (“UBT”), net of credits for UBT paid by AB, and to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business. AB Holding’s partnership gross income is derived from its interest in AB.

AB Holding’s federal income tax is computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees, research payments and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by

Index
the 3.5% tax rate. AB Holding Units in AB’s consolidated rabbi trust are not considered outstanding for purposes of calculating AB Holding’s ownership interest in AB.

	Three Months Ended March 31,
	2022	2021	% Change
	(in thousands)
Net income attributable to AB Unitholders	$260,727	$244,131	6.8%
Multiplied by: weighted average equity ownership interest	36.2%	36.4%
Equity in net income attributable to AB Unitholders	$94,353	$88,907	6.1

AB qualifying revenues	$744,717	$706,392	5.4
Multiplied by: weighted average equity ownership interest for calculating tax	31.4%	30.6%
Multiplied by: federal tax	3.5%	3.5%
Federal income taxes	8,186	7,572
State income taxes	239	248
Total income taxes	$8,425	$7,820	7.7

Effective tax rate	8.9%	8.8%

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

Index
9.    Acquisition

On March 17, 2022, AB Holding and AB entered into a transaction agreement to acquire 100% of the equity interests of CarVal Investors, L.P. (“CarVal”) in exchange for (i) AB Holding Units to be delivered in 2022 (“Upfront Payment”), and (ii) the issuance of additional AB Holding Units at future dates that are contingent upon achievement of performance hurdles by CarVal during the six-year period beginning January 1, 2022 and ending on December 31, 2027. The Upfront Payment will total approximately $750,000,000 and consist of the AB Holding Units discussed above as well as cash to fund certain CarVal business expenses and other obligations. Immediately following the acquisition of CarVal by AB Holding, AB Holding will contribute all of the equity interests of CarVal to AB in exchange for AB Units. The transaction is expected to close in the third quarter of 2022. The transaction agreement has been filed as Exhibit 10.1 to this Form 10-Q.

Index
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

AB Holding’s principal source of income and cash flow is attributable to its investment in AB Units. AB Holding’s interim condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AB included as an exhibit to this Form 10-Q. They also should be read in conjunction with AB’s audited financial statements and notes and MD&A included in AB Holding’s Form 10-K for the year ended December 31, 2021.

Results of Operations

	Three Months Ended March 31,
	2022	2021	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$260,727	$244,131	6.8%
Weighted average equity ownership interest	36.2%	36.4%
Equity in net income attributable to AB Unitholders	94,353	88,907	6.1
Income taxes	8,425	7,820	7.7
Net income of AB Holding	$85,928	$81,087	6.0
Diluted net income per AB Holding Unit	$0.87	$0.81	7.4
Distribution per AB Holding Unit(1)	$0.90	$0.81	11.1
________________________
(1)Distributions reflect the impact of AB’s non-GAAP adjustments.

AB Holding's net income for the three months ended March 31, 2022 increased $4.8 million as compared to the corresponding period in 2021 primarily due to higher net income attributable to AB Unitholders, partially offset by slightly lower weighted average equity ownership interest.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees, research payments and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 8.9% during the three months ended March 31, 2022, compared to 8.8% during the three months ended March 31, 2021. See Note 7 to the condensed financial statements in Item 1 for the calculation of income tax expense.

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

Index
The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments, before taxes	$11,601	$(815)
AB income tax (expense) benefit on non-GAAP adjustments	(1,874)	23
AB non-GAAP adjustments, after taxes	9,727	(792)
AB Holding’s weighted average equity ownership interest in AB	36.2%	36.4%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$3,520	$(289)

Net income – diluted, GAAP basis	$85,930	$81,105
Impact on AB Holding’s net income of AB non-GAAP adjustments	3,520	(289)
Adjusted net income – diluted	$89,450	$80,816

Diluted net income per AB Holding Unit, GAAP basis	$0.87	$0.81
Impact of AB non-GAAP adjustments	0.03	—
Adjusted diluted net income per AB Holding Unit	$0.90	$0.81

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

Capital Resources and Liquidity

During the three months ended March 31, 2022, net cash provided by operating activities was $127.1 million, compared to $104.1 million during the corresponding 2021 period. The increase primarily resulted from higher cash distributions received from AB of $30.6 million.

During the three months ended March 31, 2022, there was no cash used in investing activities, compared to $1.9 million during the corresponding 2021 period. The activity during the three months ended March 31, 2021 reflects the investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

During the three months ended March 31, 2022, net cash used in financing activities was $127.1 million, compared to $102.2 million during the corresponding 2021 period. The increase was primarily due to higher cash distributions to Unitholders of $29.6 million, partially offset by higher capital contributions from AB of $6.6 million.

Management believes that AB Holding will have the resources it needs to meet its financial obligations as a result of the cash flow AB Holding realizes from its investment in AB.

Commitments and Contingencies

See Note 8 to the condensed financial statements in Item 1.

Index
CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately-managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2021 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely impact our revenues, financial condition, results of operations and business prospects.

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
•The Adverse Impact of COVID-19: The aggregate extent to which COVID-19, including existing and new variants and its impact on the global economy, affects AB’s business, liquidity, results of operations and financial condition, will depend on future COVID-19 developments that are highly uncertain, including the scope and duration of the pandemic and any recovery period, the emergence, spread and seriousness of COVID-19 variants, the continuing prevalence of severe, unconstrained and/or escalating rates of infection and hospitalization in various countries and regions, the availability, adoption and efficacy of treatments and vaccines, and future actions taken by governmental authorities, central banks and other parties in response to COVID-19.

Index
•The probability that our acquisition of CarVal Investors, LP will close as anticipated. These statements concern expected growth, client and stockholder benefits, key assumptions, timing of closing of the transaction, revenue realization, financial benefits or returns, accretion and integration costs. The most significant transaction-related and other risk factors that may cause actual results to differ materially from future results expressed or implied by our forward-looking statements include: (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the acquisition agreement; (ii) the transaction closing conditions may not be satisfied in a timely manner or at all, including due to the failure to obtain regulatory and client approvals; (iii) the announcement and pendency of the acquisition may disrupt CarVal’s business operations (including the threatened or actual loss of employees, clients or suppliers); (iv) CarVal could experience financial or other setbacks if the transaction encounters unanticipated problems; and (v) anticipated benefits of the transaction, including the realization of revenue, accretion, and financial benefits or returns, may not be fully realized or may take longer to realize than expected, including if AB Holding units to be issued after the closing trade at a price below anticipated levels. We caution readers to carefully consider such factors.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in AB Holding’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB Holding's Form 10-K for the year ended December 31, 2021.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Each of AB Holding and AB maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported in a timely manner, and (ii) accumulated and communicated to management, including the Chief Executive Officer ("CEO") and the Interim Chief Financial Officer ("Interim CFO"), to permit timely decisions regarding our disclosure.

As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the CEO and the Interim CFO, of the effectiveness of the design and operation of the disclosure controls and procedures. Based on this evaluation, the CEO and the Interim CFO concluded that the disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 8 to the condensed financial statements contained in Part I, Item 1.

Item 1A.    Risk Factors

There have been no material changes to the risk factors from those appearing in AB Holding's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Holding Units sold by AB Holding in the period covered by this report that were not registered under the Securities Act.

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 ("Exchange Act"). We did not, however, adopt a plan during the first quarter of 2022. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

AB Holding Units bought by us or one of our affiliates during the first quarter of 2022 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
1/1/22 - 1/31/22(1)	21,156	$49.02	—	—
2/1/22 - 2/28/22(1)	275,037	47.13	—	—
3/1/22 - 3/31/22	—	—	—	—
Total	296,193	$47.26	—	—

(1)During the first quarter of 2022, AB retained from employees 296,193 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Index
Item 6.    Exhibits

10.1	Transaction Agreement among CarVal Investors, AB and AB Holding dated as of March 17, 2022.

31.1	Certification of Mr. Bernstein furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Siemers furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Mr. Bernstein furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Mr. Siemers furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2022	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ William R. Siemers
William R. Siemers
Interim Chief Financial Officer; Controller & Chief Accounting Officer