Form 10-Q
period 2022-06-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2022-07-29
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of June 30, 2022 was 97,266,839.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Investment in AB	$1,462,265	$1,623,764
Total assets	$1,462,265	$1,623,764

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$728	$2,140
Total liabilities	728	2,140
Commitments and contingencies (See Note 8)
Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,376	1,439
Limited partners: 97,166,839 and 99,171,727 limited partnership units issued and outstanding	1,552,011	1,696,199
AB Holding Units held by AB to fund long-term incentive compensation plans	(43,546)	(43,309)
Accumulated other comprehensive loss	(48,304)	(32,705)
Total partners’ capital	1,461,537	1,621,624
Total liabilities and partners’ capital	$1,462,265	$1,623,764

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Equity in net income attributable to AB Unitholders	$75,358	$97,407	$169,711	$186,314
Income taxes	7,217	6,490	15,642	14,310
Net income	$68,141	$90,917	$154,069	$172,004

Net income per unit:
Basic	$0.69	$0.91	$1.56	$1.72
Diluted	$0.69	$0.91	$1.56	$1.72

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$68,141	$90,917	$154,069	$172,004
Other comprehensive (loss) income:
Foreign currency translation adjustments, before tax	(11,984)	809	(16,301)	(1,923)
Income tax benefit (expense)	230	21	260	(9)
Foreign currency translation adjustments, net of tax	(11,754)	830	(16,041)	(1,932)
Changes in employee benefit related items:
Amortization of prior service cost	6	4	8	2
Recognized actuarial gain (loss)	357	212	441	(62)
Changes in employee benefit related items	363	216	449	(60)
Income tax (expense) benefit	(4)	(1)	(7)	1
Employee benefit (expense) related items, net of tax	359	215	442	(59)
Other comprehensive (loss) income	(11,395)	1,045	(15,599)	(1,991)
Comprehensive income	$56,746	$91,962	$138,470	$170,013

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Changes in Partners’ Capital
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General Partner’s Capital
Balance, beginning of period	$1,397	$1,395	$1,439	$1,410
Net income	69	88	156	171
Cash distributions to Unitholders	(90)	(80)	(219)	(178)
Balance, end of period	1,376	1,403	1,376	1,403
Limited Partners’ Capital
Balance, beginning of period	1,670,152	1,712,801	1,696,199	1,656,816
Net income	68,072	90,829	153,913	171,833
Cash distributions to Unitholders	(89,886)	(81,183)	(217,429)	(179,130)
Retirement of AB Holding Units	(100,600)	(40,841)	(112,307)	(70,688)
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	4,095	6,577	31,457	107,438
Exercise of compensatory options to buy AB Holding Units	178	1,488	178	3,402
Balance, end of period	1,552,011	1,689,671	1,552,011	1,689,671
AB Holding Units held by AB to fund long-term incentive compensation plans
Balance, beginning of period	(47,402)	(51,973)	(43,309)	(20,171)
Change in AB Holding Units held by AB to fund long-term incentive compensation plans	3,856	984	(237)	(30,818)
Balance, end of period	(43,546)	(50,989)	(43,546)	(50,989)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(36,909)	(36,934)	(32,705)	(33,898)
Foreign currency translation adjustment, net of tax	(11,754)	830	(16,041)	(1,932)
Changes in employee benefit related items, net of tax	359	215	442	(59)
Balance, end of period	(48,304)	(35,889)	(48,304)	(35,889)
Total Partners’ Capital	$1,461,537	$1,604,196	$1,461,537	$1,604,196

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$154,069	$172,004
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(169,711)	(186,314)
Cash distributions received from AB	235,075	194,245
Changes in assets and liabilities:
Decrease in other assets	—	76
(Decrease) in other liabilities	(1,412)	(1,111)
Net cash provided by operating activities	218,021	178,900

Cash flows from investing activities:
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	(178)	(3,402)
Net cash used in investing activities	(178)	(3,402)

Cash flows from financing activities:
Cash distributions to Unitholders	(217,648)	(179,308)
Capital contributions (to) from AB	(373)	408
Proceeds from exercise of compensatory options to buy AB Holding Units	178	3,402
Net cash used in financing activities	(217,843)	(175,498)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
June 30, 2022
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

Organization

As of June 30, 2022, EQH owned approximately 4.1% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB.

As of June 30, 2022, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

EQH and its subsidiaries	63.5%
AB Holding	35.7
Unaffiliated holders	0.8
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 65.0% economic interest in AB as of June 30, 2022.

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

Subsequent Events
We have evaluated subsequent events through the date that these financial statements were filed with the SEC. See Note 9 Subsequent Event for additional details related to the closing of our acquisition of CarVal Investors, L.P. ("CarVal"). We previously announced our intention to acquire CarVal in our Form 10-Q for the quarter ended March 31, 2022.

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

On July 29, 2022, the General Partner declared a distribution of $0.71 per unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2022. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on August 18, 2022 to holders of record at the close of business on August 8, 2022.

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

Repurchases of AB Holding Units for the three and six months ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Total amount of AB Holding Units Purchased/Retained (1)	2.3	0.9	2.6	1.9
Total Cash Paid for AB Holding Units Purchased/Retained (1)	$92.7	$38.3	$106.7	$75.7
Open Market Purchases of AB Holding Units Purchased (1)	2.3	0.8	2.3	1.4
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$92.7	$34.6	$92.7	$58.8
(1) Purchased on a trade date basis. The difference between open-market purchases and units retained reflects the retention of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2022 expired at the close of business on July 26, 2022. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first six months of 2022 and 2021, AB awarded to employees and Eligible Directors 0.8 million and 3.5 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these restricted AB Holding Unit awards.

During the first six months of 2022 and 2021, AB Holding issued 5,774 and 0.1 million AB Holding Units, respectively. AB Holding used the proceeds of $0.1 million and $3.4 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.
4.    Net Income per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income – diluted”) and dividing by the diluted weighted average number of units outstanding for each period.

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per unit amounts)
Net income – basic	$68,141	$90,917	$154,069	$172,004
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	—	8	2	23
Net income – diluted	$68,141	$90,925	$154,071	$172,027

Weighted average units outstanding – basic	98,802	100,159	99,001	100,153
Dilutive effect of compensatory options	—	12	2	20
Weighted average units outstanding – diluted	98,802	100,171	99,003	100,173

Basic net income per unit	$0.69	$0.91	$1.56	$1.72
Diluted net income per unit	$0.69	$0.91	$1.56	$1.72

There were no anti-dilutive options excluded from diluted net income in the three and six moths ended June 30, 2022 or 2021.

5. Investment in AB

Changes in AB Holding’s investment in AB during the six-month period ended June 30, 2022 are as follows (in thousands):

Investment in AB as of December 31, 2021	$1,623,764
Equity in net income attributable to AB Unitholders	169,711
Changes in accumulated other comprehensive (loss)	(15,599)
Cash distributions received from AB	(235,075)
Additional investments with proceeds from exercise of compensatory options to buy AB Holding Units	178
Capital contributions to AB	373
AB Holding Units retired	(112,307)
AB Holding Units issued to fund long-term incentive compensation plans	31,457
Change in AB Holding Units held by AB for long-term incentive compensation plans	(237)
Investment in AB as of June 30, 2022	$1,462,265

6. Units Outstanding

Changes in AB Holding Units outstanding during the six-month period ended June 30, 2022 are as follows:

Outstanding as of December 31, 2021	99,271,727
Options exercised	5,774
Units issued	707,334
Units retired	(2,717,996)
Outstanding as of June 30, 2022	97,266,839

Index
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
				(in thousands)
Net income attributable to AB Unitholders	$208,769	$267,570	(22.0)%	$469,496	$511,701	(8.2)%
Multiplied by: weighted average equity ownership interest	36.1%	36.4%		36.1%	36.4%
Equity in net income attributable to AB Unitholders	$75,358	$97,407	(22.6)	$169,711	$186,314	(8.9)

AB qualifying revenues	$665,807	$580,471	14.7	$1,410,524	$1,286,863	9.6
Multiplied by: weighted average equity ownership interest for calculating tax	30.6%	31.2%		31.0%	30.9%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	7,120	6,332		15,306	13,904
State income taxes	97	158		336	406
Total income taxes	$7,217	$6,490	11.2	$15,642	$14,310	9.3

Effective tax rate	9.6%	6.7%		9.2%	7.7%

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

9.    Subsequent Event

On July 1, 2022, AB Holding acquired 100% of the equity interests of CarVal in exchange for (i) AB Holding Units to be delivered in 2022, some of which were delivered on July 1 and the rest of which will be delivered during the fourth quarter (“Upfront Payment”), and (ii) the issuance of additional AB Holding Units in future years that are contingent upon achievement of performance hurdles by CarVal during the six-year period that began on January 1, 2022 and ends on December 31, 2027. The Upfront Payment was approximately $750 million and consisted of the AB Holding Units discussed above as well as cash to fund certain CarVal business expenses and other obligations. Immediately following the acquisition of CarVal by AB Holding, AB Holding contributed all of the equity interests of CarVal to AB in exchange for AB Units.
The acquisition will be accounted for as a business combination, and accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair market values on the acquisition date. The preliminary purchase price allocation is expected to be completed in the third quarter of 2022.
We have evaluated subsequent events and determined no events have occurred, other than the CarVal-related information disclosed herein, which would require an adjustment to or additional disclosure in the consolidated financial statements.

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$208,769	$267,570	(22.0)%	$469,496	$511,701	(8.2)%
Weighted average equity ownership interest	36.1%	36.4%		36.1%	36.4%
Equity in net income attributable to AB Unitholders	75,358	97,407	(22.6)	169,711	186,314	(8.9)
Income taxes	7,217	6,490	11.2	15,642	14,310	9.3
Net income of AB Holding	$68,141	$90,917	(25.1)	$154,069	$172,004	(10.4)
Diluted net income per AB Holding Unit	$0.69	$0.91	(24.2)	$1.56	$1.72	(9.3)
Distribution per AB Holding Unit(1)	$0.71	$0.91	(22.0)	$1.61	$1.72	(6.4)
________________________
(1)Distributions reflect the impact of AB’s non-GAAP adjustments.

AB Holding's net income for the three and six months ended June 30, 2022 decreased $22.8 million and $17.9 million, respectively, as compared to the corresponding periods in 2021 primarily due to lower net income attributable to AB Unitholders.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees, research payments and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 9.6% during the three months ended June 30, 2022, compared to 6.7% during the three months ended June 30, 2021. AB Holding's effective tax rate during the six months ended June 30, 2022 was 9.2% compared to 7.7% during the six months ended June 30, 2021. See Note 7 to the condensed financial statements in Item 1 for the calculation of income tax expense.

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

Index
The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments, before taxes	$6,350	$(879)	$17,951	$(1,694)
AB income tax (expense) benefit on non-GAAP adjustments	(1,835)	196	(3,702)	268
AB non-GAAP adjustments, after taxes	4,515	(683)	14,249	(1,426)
AB Holding’s weighted average equity ownership interest in AB	36.1%	36.4%	36.1%	36.4%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$1,630	$(248)	$5,148	$(519)

Net income – diluted, GAAP basis	$68,141	$90,925	$154,071	$172,027
Impact on AB Holding’s net income of AB non-GAAP adjustments	1,630	(248)	5,148	(519)
Adjusted net income – diluted	$69,771	$90,677	$159,219	$171,508

Diluted net income per AB Holding Unit, GAAP basis	$0.69	$0.91	$1.56	$1.72
Impact of AB non-GAAP adjustments	0.02	—	0.05	(0.01)
Adjusted diluted net income per AB Holding Unit	$0.71	$0.91	$1.61	$1.71

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

Capital Resources and Liquidity

During the six months ended June 30, 2022, net cash provided by operating activities was $218.0 million, compared to $178.9 million during the corresponding 2021 period. The increase primarily resulted from higher cash distributions received from AB of $40.8 million.

During the six months ended June 30, 2022, net cash used in investing activities was $178 thousand compared to $3.4 million during the corresponding 2021 period. The activity in both periods reflects the investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

During the six months ended June 30, 2022, net cash used in financing activities was $217.8 million, compared to $175.5 million during the corresponding 2021 period. The increase was primarily due to higher cash distributions to Unitholders of $38.3 million.

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

Index

•The impact of our acquisition of CarVal: These statements concern expected growth, client and stockholder benefits, key assumptions, revenue realization, financial benefits or returns, accretion and integration costs. The most significant transaction-related and other risk factors that may cause actual results to differ materially from future results expressed or implied by our forward-looking statements include: (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the acquisition agreement and (ii) anticipated benefits of the transaction, including the realization of revenue, accretion, and financial benefits or returns, may not be fully realized or may take longer to realize than expected, including if AB Holding units to be issued after the closing trade at a price below anticipated levels. We caution readers to carefully consider such factors.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 ("Exchange Act"). The plan adopted during the second quarter of 2022 expired at the close of business on July 26, 2022. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

AB Holding Units bought by us or one of our affiliates during the second quarter of 2022 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
4/1/22 - 4/30/22(1)	61	$44.81	—	—
5/1/22 - 5/31/22(1)(2)	1,583,577	39.50	—	—
6/1/22 - 6/30/22(2)	716,743	42.10	—	—
Total	2,300,381	$40.31	—	—

(1)During the second quarter of 2022, AB retained from employees 381 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.
(2)During the second quarter of 2022, AB purchased 2,300,000 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

Index

AB Units bought by us or one of our affiliates during the second quarter of 2022 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
4/1/22 - 4/30/22	—	$—	—	—
5/1/22 - 5/31/22	—	—	—	—
6/1/22 - 6/30/22(1)	1,100	42.76	—	—
Total	1,100	$42.76	—	—

(1)During June 2022, AB purchased 1,100 AB Units in private transactions.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Index
Item 6.    Exhibits

31.1	Certification of Mr. Bernstein furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ms. Burke furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Mr. Bernstein furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Ms. Burke furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2022	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Kate Burke
Kate Burke
Chief Operating Officer & Chief Financial Officer

	By:	/s/ Bill Siemers
Bill Siemers
Controller & Chief Accounting Officer