Form 10-Q
period 2022-09-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2022-10-28
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of September 30, 2022 was 100,401,044.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Investment in AB	$1,570,356	$1,623,764
Due from AB	419,357	—
Total assets	$1,989,713	$1,623,764

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Acquisition-related liabilities	$419,357	$—
Other liabilities	609	2,140
Total liabilities	419,966	2,140

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,361	1,439
Limited partners: 100,301,044 and 99,171,727 limited partnership units issued and outstanding	1,668,349	1,696,199
AB Holding Units held by AB to fund long-term incentive compensation plans	(40,164)	(43,309)
Accumulated other comprehensive loss	(59,799)	(32,705)
Total partners’ capital	1,569,747	1,621,624
Total liabilities and partners’ capital	$1,989,713	$1,623,764

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Equity in net income attributable to AB Unitholders	$63,905	$95,921	$233,616	$282,235
Income taxes	7,589	7,245	23,231	21,555
Net income	$56,316	$88,676	$210,385	$260,680

Net income per unit:
Basic	$0.56	$0.89	$2.11	$2.61
Diluted	$0.56	$0.89	$2.11	$2.61

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$56,316	$88,676	$210,385	$260,680
Other comprehensive (loss):
Foreign currency translation adjustments, before tax	(11,574)	(3,379)	(27,875)	(5,302)
Income tax benefit	284	99	544	90
Foreign currency translation adjustments, net of tax	(11,290)	(3,280)	(27,331)	(5,212)
Changes in employee benefit related items:
Amortization of prior service cost	(4)	4	4	6
Recognized actuarial (loss) gain	(204)	264	237	202
Changes in employee benefit related items	(208)	268	241	208
Income tax benefit (expense)	3	(2)	(4)	(1)
Employee (expense) benefit related items, net of tax	(205)	266	237	207
Other comprehensive (loss)	(11,495)	(3,014)	(27,094)	(5,005)
Comprehensive income	$44,821	$85,662	$183,291	$255,675

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Changes in Partners’ Capital
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General Partner’s Capital
Balance, beginning of period	$1,376	$1,403	$1,439	$1,410
Net income	56	89	212	260
Cash distributions to Unitholders	(71)	(90)	(290)	(268)
Balance, end of period	1,361	1,402	1,361	1,402
Limited Partners’ Capital
Balance, beginning of period	1,552,011	1,689,671	1,696,199	1,656,816
Net income	56,260	88,587	210,173	260,420
Cash distributions to Unitholders	(71,269)	(90,478)	(288,698)	(269,608)
Retirement of AB Holding Units	(2,487)	(54,235)	(114,794)	(124,923)
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	995	1,074	32,452	108,512
Issuance of AB Holding Units to fund CarVal acquisition	132,839	—	132,839	—
Exercise of compensatory options to buy AB Holding Units	—	—	178	3,402
Balance, end of period	1,668,349	1,634,619	1,668,349	1,634,619
AB Holding Units held by AB to fund long-term incentive compensation plans
Balance, beginning of period	(43,546)	(50,989)	(43,309)	(20,171)
Change in AB Holding Units held by AB to fund long-term incentive compensation plans	3,382	3,530	3,145	(27,288)
Balance, end of period	(40,164)	(47,459)	(40,164)	(47,459)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(48,304)	(35,889)	(32,705)	(33,898)
Foreign currency translation adjustment, net of tax	(11,290)	(3,280)	(27,331)	(5,212)
Changes in employee benefit related items, net of tax	(205)	266	237	207
Balance, end of period	(59,799)	(38,903)	(59,799)	(38,903)
Total Partners’ Capital	$1,569,747	$1,549,659	$1,569,747	$1,549,659

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$210,385	$260,680
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(233,616)	(282,235)
Cash distributions received from AB	313,438	290,773
Changes in assets and liabilities:
Decrease in other assets	—	92
(Decrease) in other liabilities	(1,531)	(1,348)
Net cash provided by operating activities	288,676	267,962

Cash flows from investing activities:
Acquisition of business, net cash acquired	40,777	—
Contribution of CarVal to AB	(40,777)	—
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	(178)	(3,402)
Net cash used in investing activities	(178)	(3,402)

Cash flows from financing activities:
Cash distributions to Unitholders	(288,988)	(269,876)
Capital contributions from AB	312	1,914
Proceeds from exercise of compensatory options to buy AB Holding Units	178	3,402
Net cash used in financing activities	(288,498)	(264,560)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

Non-cash investing activities:
Fair value of assets acquired (less cash acquired of $40.8 million)	$1,052,062	$—
Fair value of liabilities assumed	300,381	—
Fair value of redeemable non-controlling interest assumed	13,191	—
Fair value of assets contributed to AB (less cash acquired of $40.8 million)	(1,052,062)	—
Fair value of liabilities contributed to AB	(300,381)	—
Fair value of redeemable non-controlling interest contributed to AB	(13,191)	—

Non-cash financing activities:
Payables recorded under contingent payment arrangements	227,071	—
Equity consideration issued/to be issued in connection with acquisition	552,196	—
Payables contributed to AB under contingent payment arrangements	(227,071)	—
Equity consideration received/to be received from AB in connection with acquisition	(552,196)	—

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
September 30, 2022
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

Organization

As of September 30, 2022, EQH owned approximately 4.0% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB.

As of September 30, 2022, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

EQH and its subsidiaries	62.8%
AB Holding	36.5
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 64.3% economic interest in AB as of September 30, 2022.

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

On October 28, 2022, the General Partner declared a distribution of $0.64 per unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2022. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on November 23, 2022 to holders of record at the close of business on November 7, 2022.

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

Repurchases of AB Holding Units for the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Total amount of AB Holding Units Purchased/Retained (1)	—	1.0	2.6	2.9
Total Cash Paid for AB Holding Units Purchased/Retained (1)	$1.0	$50.0	$107.7	$125.7
Open Market Purchases of AB Holding Units Purchased (1)	—	0.9	2.3	2.3
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$—	$44.9	$92.7	$103.7
(1) Purchased on a trade date basis. The difference between open-market purchases and units retained reflects the retention of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. We did not adopt a plan during the third quarter of 2022. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first nine months of 2022 and 2021, AB awarded to employees and Eligible Directors 0.8 million and 3.6 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these restricted AB Holding Unit awards.

During the first nine months of 2022 and 2021, AB Holding issued 5,774 and 143,211 AB Holding Units, respectively. AB Holding used the proceeds of $0.1 million and $3.4 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.
4.    Net Income per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income – diluted”) and dividing by the diluted weighted average number of units outstanding for each period.

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per unit amounts)
Net income – basic	$56,316	$88,676	$210,385	$260,680
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	—	2	2	26
Net income – diluted	$56,316	$88,678	$210,387	$260,706

Weighted average units outstanding – basic	100,466	99,410	99,494	99,903
Dilutive effect of compensatory options	—	3	2	14
Weighted average units outstanding – diluted	100,466	99,413	99,496	99,917

Basic net income per unit	$0.56	$0.89	$2.11	$2.61
Diluted net income per unit	$0.56	$0.89	$2.11	$2.61

There were no anti-dilutive options excluded from diluted net income in the three and nine months ended September 30, 2022 or 2021.

5. Investment in AB

Changes in AB Holding’s investment in AB during the nine-month period ended September 30, 2022 are as follows (in thousands):

Investment in AB as of December 31, 2021	$1,623,764
Equity in net income attributable to AB Unitholders	233,616
Changes in accumulated other comprehensive (loss)	(27,094)
Cash distributions received from AB	(313,438)
Additional investments with proceeds from exercise of compensatory options to buy AB Holding Units	178
Capital contributions (from) AB	(312)
AB Holding Units retired	(114,794)
AB Holding Units issued to fund long-term incentive compensation plans	32,452
AB Holding Units issued to fund CarVal acquisition	132,839
Change in AB Holding Units held by AB for long-term incentive compensation plans	3,145
Investment in AB as of September 30, 2022	$1,570,356

6. Units Outstanding

Changes in AB Holding Units outstanding during the nine-month period ended September 30, 2022 are as follows:

Outstanding as of December 31, 2021	99,271,727
Options exercised	5,774
Units issued	3,926,169
Units retired	(2,802,626)
Outstanding as of September 30, 2022	100,401,044

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
				(in thousands)
Net income attributable to AB Unitholders	$175,180	$264,695	(33.8)%	$644,676	$776,396	(17.0)%
Multiplied by: weighted average equity ownership interest	36.5%	36.2%		36.2%	36.4%
Equity in net income attributable to AB Unitholders	$63,905	$95,921	(33.4)	$233,616	$282,235	(17.2)

AB qualifying revenues	$678,682	$669,232	1.4	$2,089,206	$1,956,095	6.8
Multiplied by: weighted average equity ownership interest for calculating tax	31.3%	30.2%		31.1%	30.6%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	7,442	7,073		22,748	20,977
State income taxes	147	172		483	578
Total income taxes	$7,589	$7,245	4.7	$23,231	$21,555	7.8

Effective tax rate	11.9%	7.6%		9.9%	7.6%

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

9.    Acquisition

On July 1, 2022, AB Holding acquired a 100% ownership interest in CarVal Investors L.P. (“CarVal”), a global private alternatives investment manager primarily focused on opportunistic and distressed credit, renewable energy infrastructure, specialty finance and transportation investments that, as of the acquisition date, constituted approximately $12.2 billion in AUM. Immediately following the acquisition of CarVal by AB Holding, AB Holding contributed 100% of its equity interests in CarVal to AB in exchange for AB Units and a receivable for future consideration to be paid. Post-acquisition, CarVal was rebranded AB CarVal Investors (“AB CarVal”).
On the acquisition date, AB Holding issued approximately 3.2 million AB Holding Units (with a fair value of $132.8 million) and recorded a $419.4 million receivable for the issuance of additional AB Holding Units in exchange for AB Units on November 1, 2022 and associated liability to CarVal for $419.4 million. AB Holding immediately contributed 100% of its equity interests in CarVal to AB.

AB received 100% equity interest in CarVal from AB Holding and issued approximately 3.2 million AB Units (with a fair value of $132.8 million) and recorded a $419.4 million liability payable to AB Holding for the issuance of additional AB Units on November 1, 2022. AB also recorded a contingent consideration payable of $227.1 million (to be paid predominantly in AB Units) based on CarVal achieving certain performance objectives over a six-year period ending December 31, 2027. The AB Units, as discussed above, were issued, or will be issued, to AB Holding; AB Holding then issued, or will issue, the equal amount of AB Holding Units to CarVal. The excess of the purchase price over the current fair value of identifiable net liabilities acquired of $156.1 million, net cash acquired of $40.8 million, resulted in the recognition of $632.4 million of goodwill and the recording of $303.0 million of finite-lived intangible assets primarily relating to investment management contracts and investor relationships with useful lives ranging from 5 to 10 years. As a result of the transfer of equity to AB, AB recorded a net deferred tax asset of $4.8 million, resulting in the recognition of $627.6 million of goodwill. The goodwill recorded is not deductible for tax purposes as the CarVal acquisition was an investment in a partnership.

Index

The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the consideration transferred to acquire CarVal (in thousands):

Summary of purchase consideration:
Fair value of AB Holding units issued	$552,196
Fair value of contingent consideration	227,071
Total purchase consideration	779,267

Purchase price allocation:
Assets acquired:
Cash and cash equivalents	$40,777
Receivables, net	82,523
Investments - other	947
Furniture, equipment, and leasehold improvements, net	2,464
Right-of-use assets	16,482
Other assets	14,230
Intangible assets	303,000
Goodwill	632,416
Total assets acquired	1,092,839

Liabilities assumed:
Accounts payable and accrued expenses	(33,134)
Accrued compensation and benefits	(208,015)
Debt	(42,661)
Lease liabilities	(16,571)
Non-redeemable non-controlling interests in consolidated entities	(13,191)
Total liabilities assumed	(313,572)

Net assets acquired	$779,267

The CarVal acquisition has not had a significant impact on our 2022 revenues and earnings. As a result, we have not provided supplemental pro forma financial information.

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$175,180	$264,695	(33.8)%	$644,676	$776,396	(17.0)%
Weighted average equity ownership interest	36.5%	36.2%		36.2%	36.4%
Equity in net income attributable to AB Unitholders	63,905	95,921	(33.4)	233,616	282,235	(17.2)
Income taxes	7,589	7,245	4.7	23,231	21,555	7.8
Net income of AB Holding	$56,316	$88,676	(36.5)	$210,385	$260,680	(19.3)
Diluted net income per AB Holding Unit	$0.56	$0.89	(37.1)	$2.11	$2.61	(19.2)
Distribution per AB Holding Unit(1)	$0.64	$0.89	(28.1)	$2.25	$2.61	(13.8)
________________________
(1)Distributions reflect the impact of AB’s non-GAAP adjustments.

AB Holding's net income for the three and nine months ended September 30, 2022 decreased $32.4 million and $50.3 million, respectively, as compared to the corresponding periods in 2021 primarily due to lower net income attributable to AB Unitholders.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees, research payments and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 11.9% during the three months ended September 30, 2022, compared to 7.6% during the three months ended September 30, 2021. AB Holding's effective tax rate during the nine months ended September 30, 2022 was 9.9% compared to 7.6% during the nine months ended September 30, 2021. See Note 7 to the condensed financial statements in Item 1 for the calculation of income tax expense.

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

Index
The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments, before taxes	$23,961	$(8)	$41,913	$(1,702)
AB income tax (expense) benefit on non-GAAP adjustments	(1,057)	(56)	(4,865)	239
AB non-GAAP adjustments, after taxes	22,904	(64)	37,048	(1,463)
AB Holding’s weighted average equity ownership interest in AB	36.5%	36.2%	36.2%	36.4%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$8,373	$(23)	$13,441	$(532)

Net income – diluted, GAAP basis	$56,316	$88,678	$210,387	$260,706
Impact on AB Holding’s net income of AB non-GAAP adjustments	8,373	(23)	13,441	(532)
Adjusted net income – diluted	$64,689	$88,655	$223,828	$260,174

Diluted net income per AB Holding Unit, GAAP basis	$0.56	$0.89	$2.11	$2.61
Impact of AB non-GAAP adjustments	0.08	—	0.14	(0.01)
Adjusted diluted net income per AB Holding Unit	$0.64	$0.89	$2.25	$2.60

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

Capital Resources and Liquidity

During the nine months ended September 30, 2022, net cash provided by operating activities was $288.7 million, compared to $268.0 million during the corresponding 2021 period. The increase primarily resulted from higher cash distributions received from AB of $22.7 million.

During the nine months ended September 30, 2022, net cash used in investing activities was $178 thousand compared to $3.4 million during the corresponding 2021 period. The activity in both periods reflects the investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

During the nine months ended September 30, 2022, net cash used in financing activities was $288.5 million, compared to $264.6 million during the corresponding 2021 period. The increase was primarily due to higher cash distributions to Unitholders of $19.1 million.

Management believes that AB Holding will have the resources it needs to meet its financial obligations as a result of the cash flow AB Holding realizes from its investment in AB.

Commitments and Contingencies

See Note 8 to the condensed financial statements in Item 1.

Index
CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2021 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely impact our revenues, financial condition, results of operations and business prospects.

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

•Our determination that adjusted employee compensation expense, excluding the impact of performance-based fees, generally should not exceed 50% of our adjusted annual net revenues: Aggregate employee compensation reflects employee performance and competitive compensation levels.  Fluctuations in our revenues and/or changes in competitive compensation levels could result in adjusted employee compensation expense exceeding 50% of our adjusted annual net revenues.
•The Adverse Impact of COVID-19: The aggregate extent to which COVID-19, including existing and new variants and its impact on the global economy, affects AB’s business, liquidity, results of operations and financial condition, will depend on future COVID-19 developments that are highly uncertain, including the scope and duration of the disease and any recovery period, the emergence, spread and seriousness of COVID-19 variants, the continuing prevalence of severe, unconstrained and/or escalating rates of infection and hospitalization in various countries and regions, the availability, adoption and efficacy of treatments and vaccines, and future actions taken by governmental authorities, central banks and other parties in response to COVID-19.

Index

•The impact of our acquisition of CarVal: These statements concern expected growth, client and stockholder benefits, key assumptions, revenue realization, financial benefits or returns, accretion and integration costs. Actual results may differ materially from future results expressed or implied by our forward-looking statements as a result of similar risks to those that impact our other similar business lines, as well as the risk that we are not able to realize the anticipated benefits of the transaction, including the realization of revenue, accretion, and financial benefits or returns, in full or that we may take longer to realize benefits than expected, due, among other reasons, to the challenges of integrating a new business and personnel. The anticipated benefits may also be adversely impacted by the risk that AB Holding units to be issued after the closing are issued at a price below anticipated levels. We caution readers to carefully consider such factors.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Holding Units sold by AB Holding in the period covered by this report that were not registered under the Securities Act other than as previously disclosed by AB Holding in its Current Report on Form 8-K dated July 1, 2022.

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 ("Exchange Act"). We did not, however, adopt a plan during the third quarter of 2022. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

AB Holding Units bought by us or one of our affiliates during the third quarter of 2022 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
7/1/22 - 7/31/22(1)	15,724	$41.57	—	—
8/1/22 - 8/31/22	—	—	—	—
9/1/22 - 9/30/22(1)	6,517	43.93	—	—
Total	22,241	$42.26	—	—

(1)During the third quarter of 2022, AB retained from employees 22,241 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

Index

AB Units bought by us or one of our affiliates during the third quarter of 2022 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
7/1/22 - 7/31/22	—	$—	—	—
8/1/22 - 8/31/22	—	—	—	—
9/1/22 - 9/30/22(1)	1,400	43.30	—	—
Total	1,400	$43.30	—	—

(1)During September 2022, AB purchased 1,400 AB Units in private transactions.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2022	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Kate Burke
Kate Burke
Chief Operating Officer & Chief Financial Officer

	By:	/s/ Bill Siemers
Bill Siemers
Controller & Chief Accounting Officer