Form 10-K
period 2022-12-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2023-02-10
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   Yes ☒  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒
If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the units representing assignments of beneficial ownership of limited partnership interests held by non-affiliates computed by reference to the price at which such units were last sold on the New York Stock Exchange as of June 30, 2022 was approximately $3.8 billion.
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of December 31, 2022 was 113,801,097. (This figure includes 100,000 general partnership units having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.)

DOCUMENTS INCORPORATED BY REFERENCE
This Form 10-K does not incorporate any document by reference.

2022 Annual Report	i

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
We use “emerging markets” in this Form 10-K to refer to countries included in the Morgan Stanley Capital International (“MSCI”) emerging markets index, which include, as of December 31, 2022: Brazil, Chile, China, Colombia, Czech Republic, Egypt, Greece, Hungary, India, Indonesia, Korea, Kuwait, Malaysia, Mexico, Peru, Philippines, Poland, Qatar, Saudi Arabia, South Africa, Taiwan, Thailand, Turkey and United Arab Emirates.
Clients
We provide diversified investment management, research and related services globally to a broad range of clients through our three buy-side distribution channels: Institutions, Retail and Private Wealth Management, and our sell-side business, Bernstein Research Services. See “Distribution Channels” in this Item 1 for additional information.
As of December 31, 2022, 2021 and 2020, our AUM were approximately $646 billion, $779 billion and $686 billion, respectively, and our net revenues were approximately $4.1 billion, $4.4 billion and $3.7 billion, respectively. EQH (our parent company) and its subsidiaries, whose AUM consist primarily of fixed income investments, is our largest client. Our EQH affiliates represented approximately 16%, 17% and 19% of our AUM as of December 31, 2022, 2021 and 2020, and we earned approximately 4% of our net revenues from services we provided to them in each of those years.

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
Research
Our high-quality, in-depth research is the foundation of our asset management and private wealth management businesses. We believe that our global team of research professionals, whose disciplines include economic, fundamental equity, fixed income and quantitative research, gives us a competitive advantage in achieving investment success for our clients. We also have experts focused on multi-asset strategies, wealth management, environmental, social and governance (“ESG”), and alternative investments.

2022 Annual Report	1

Part I
Purpose, Values and Corporate Responsibility
At AB, we pursue insight that unlocks opportunity. This is our firm's purpose. Together with our firm's mission and values, which we have described below, our purpose forms the foundation of responsibility at AB.
AB's mission is to help our clients define and achieve their investment goals, explicitly stating what we do each day to unlock opportunity for our clients. As an active manager, our differentiated insights drive our ability to deliver alpha and design innovative investment solutions. ESG and climate issues are key elements in forming insights and in presenting potential risks and opportunities that can impact the performance of the companies and issuers in which we invest and the portfolios that we build.
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
As noted above, we consistently challenge ourselves to become a better version of AB. We are committed to being a responsible firm and striving to model the behavior that we expect from the companies in which we invest. This means, in part, giving back to the communities in which we work through our firm-wide philanthropic initiative, AB Gives Back, and reducing our environmental footprint by increasing our use of “green buildings,” such as our new corporate headquarters in Nashville, Tennessee. Additionally, by promoting diversity, equity and inclusion, we are afforded different perspectives and ways of thinking, which can lead to better outcomes for our clients (See Diversity, Equity and Inclusion below in this Item 1).
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
We provide additional information in this regard in the AB Responsibility Report, which can be found under “Responsibility - Overview” on www.alliancebernstein.com. And, we have described our firm's governance structure, including our Board and its committees, in Item 10 of this Form 10-K.

2	AllianceBernstein

Part I
Investment Philosophy
We believe that by using differentiated research insights and a disciplined process to build high-active-share portfolios, we can achieve strong investment results for our clients over time. Key to this philosophy is developing and integrating ESG and climate research, as well as our approach to engagement. Our global research network, intellectual curiosity and collaborative culture allow us to advance clients' investment objectives, whether our clients are seeking responsibility generated idiosyncratic alpha, total return, downside mitigation, or sustainability and impact-focused outcomes.
Our investment services include expertise in:
•Actively managed equity strategies across global and regional universes, as well as capitalization ranges, concentration ranges and investment strategies, including value, growth and core equities;
•Actively managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;
•Actively managed alternative investments, including hedge funds, fund of funds and direct assets (e.g., direct lending, real estate and private equity);
•Portfolios with Purpose, including actively managed, impact-focused and Responsible+ (climate-conscious, ESG leaders, change catalysts) equity, fixed income and multi-asset strategies that address our clients' evolving need to invest their capital with purpose while pursuing strong investment returns;
•Multi-asset services and solutions, including dynamic asset allocation, customized target-date funds and target-risk funds; and
•Some passive management, including index, ESG index and enhanced index strategies.
Our AUM by client domicile and investment service as of December 31, 2022, 2021 and 2020 are as follows:

AUM by Client Domicile ($ in billions)	AUM by Investment Service ($ in billions)

2022 Annual Report	3

Part I

Distribution Channels
Institutions
We offer to our institutional clients, which include private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and EQH and its subsidiaries, separately managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles (“Institutional Services”).
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
EQH and its subsidiaries constitute our largest institutional client. EQH and its subsidiaries combined AUM accounted for approximately 24%, 25% and 29% of our institutional AUM as of December 31, 2022, 2021 and 2020, respectively, and approximately 19%, 18% and 18% of our institutional revenues for 2022, 2021 and 2020, respectively. No single institutional client other than EQH and its respective subsidiaries accounted for more than approximately 2% of our net revenues for the year ended December 31, 2022.

As of December 31, 2022, EQH and its subsidiaries combined AUM accounted for:

Approximately 24% of our institutional AUM.

Approximately 19% of our institutional revenues.

EQH and Subsidiaries as a % of our Institutional AUM	EQH and Subsidiaries as a % of our Institutional Revenues

4	AllianceBernstein

Part I
As of December 31, 2022, 2021 and 2020, Institutional Services represented approximately 46%, 43% and 46%, respectively, of our AUM, and the fees we earned from providing these services represented approximately 16%, 13% and 14%, respectively, of our net revenues for each of those years. Our AUM and revenues are as follows:

Institutional Services Assets Under Management (by Investment Service)

	Years Ended December 31			% Change
	2022	2021	2020	2022-21	2021-20
	(in millions)
Equity:
Equity Actively Managed	$55,731	$73,726	$60,067	(24.4)%	22.7%
Equity Passively Managed(1)	21,062	28,995	27,873	(27.4)	4.0
Total Equity	76,793	102,721	87,940	(25.2)	16.8
U.S.	35,428	47,409	41,241	(25.3)	15.0
Global & Non-US	41,365	55,312	46,699	(25.2)	18.4
Total Equity	76,793	102,721	87,940	(25.2)	16.8
Fixed Income:
Fixed Income Taxable	121,871	155,940	164,048	(21.8)	(4.9)
Fixed Income Tax-Exempt	849	1,108	1,271	(23.4)	(12.8)
Fixed Income Passively Managed(1)	192	224	84	(14.3)	166.7
Total Fixed Income	122,912	157,272	165,403	(21.8)	(4.9)
U.S.	88,800	110,312	116,833	(19.5)	(5.6)
Global & Non-US	34,112	46,960	48,570	(27.4)	26.1
Total Fixed Income	122,912	157,272	165,403	(21.8)	(4.9)
Alternatives/Multi-Asset Solutions(2):
U.S.	12,873	7,697	6,104	67.2	26.1
Global & Non-US	84,703	69,390	56,151	22.1	23.6
Total Alternatives/Multi-Asset Solutions	97,576	77,087	62,255	26.6	23.8
Total:
U.S.	137,101	165,418	164,178	(17.1)	0.8
Global & Non-US	160,180	171,662	151,420	(6.7)	13.4
Total	$297,281	$337,080	$315,598	(11.8)	6.8
Affiliated - EQH	70,924	84,096	91,396	(15.7)	(8.0)
Non-affiliated	226,357	252,984	224,202	(10.5)	12.8
Total	$297,281	$337,080	$315,598	(11.8)	6.8
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

2022 Annual Report	5

Part I

Revenues from Institutional Services (by Investment Service)

	Years Ended December 31			% Change
	2022	2021	2020	2022-21	2021-20
	(in thousands)
Equity:
Equity Actively Managed	$220,917	$240,049	$170,802	(8.0)%	40.5%
Equity Passively Managed(1)	4,910	6,119	5,851	(19.8)	4.6
Total Equity	225,827	246,168	176,653	(8.3)	39.4
U.S.	80,908	97,522	69,795	(17.0)	39.7
Global & Non-US	144,919	148,646	106,858	(2.5)	39.1
Total Equity	225,827	246,168	176,653	(8.3)	39.4
Fixed Income:
Fixed Income Taxable	189,679	199,866	194,026	(5.1)	3.0
Fixed Income Tax-Exempt	1,182	1,356	1,355	(12.8)	0.1
Fixed Income Passively Managed(1)	425	105	82	n/m	28.0
Fixed Income Servicing(2)	15,991	14,738	14,108	8.5	4.5
Total Fixed Income	207,277	216,065	209,571	(4.1)	3.1
U.S.	128,392	124,004	118,924	3.5	4.3
Global & Non-US	78,885	92,061	90,647	(14.3)	1.6
Total Fixed Income	207,277	216,065	209,571	(4.1)	3.1
Alternatives/Multi-Asset Solutions(3):
U.S.	114,982	64,646	52,222	77.9	23.8
Global & Non-US	111,202	59,179	73,354	87.9	(19.3)
Total Alternatives/Multi-Asset Solutions	226,184	123,825	125,576	82.7	(1.4)
Total Investment Advisory and Services Fees:
U.S.	324,282	286,172	240,941	13.3	18.8
Global & Non-US	335,004	299,886	270,859	11.7	10.7
Total	659,286	586,058	511,800	12.5	14.5
Distribution Revenues	268	474	588	(43.5)	(19.4)
Shareholder Servicing Fees	429	485	526	(11.5)	(7.8)
Total	$659,983	$587,017	$512,914	12.4	14.4
Affiliated - EQH	125,229	105,415	90,101	18.8	17.0
Non-affiliated	534,754	481,602	422,813	11.0	13.9
Total	$659,983	$587,017	$512,914	12.4	14.4
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
The mutual funds we sub-advise for EQH and its subsidiaries constitute our largest retail client. EQH and its subsidiaries accounted for approximately 14% of our retail AUM as of December 31, 2022, 2021 and 2020 and approximately 1% of our retail net revenues for the years ended December 31, 2022, 2021 and 2020.
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
As of December 31, 2022, retail U.S. Fund AUM were approximately $54 billion, or 22% of retail AUM, as compared to $73 billion, or 23%, as of December 31, 2021, and $62 billion, or 23%, as of December 31, 2020. Non-U.S. Fund AUM, as of December 31, 2022, totaled $96 billion, or 39% of retail AUM, as compared to $130 billion, or 41%, as of December 31, 2021, and $110 billion, or 41%, as of December 31, 2020.

2022 Annual Report	7

Part I
Our Retail Services represented approximately 38%, 41% and 39% of our AUM as of December 31, 2022, 2021 and 2020, respectively, and the fees we earned from providing these services represented approximately 49%, 50% and 49% of our net revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Our AUM and revenues are as follows:

Retail Services Assets Under Management (by Investment Service)

	Years Ended December 31			% Change
	2022	2021	2020	2022-21	2021-20
	(in millions)
Equity:
Equity Actively Managed	$116,235	$154,200	$106,866	(24.6)%	44.3%
Equity Passively Managed(1)	30,445	40,821	35,995	(25.4)	13.4
Total Equity	146,680	195,021	142,861	(24.8)	36.5
U.S.	118,547	152,106	108,506	(22.1)	40.2
Global & Non-US	28,133	42,915	34,355	(34.4)	24.9
Total Equity	146,680	195,021	142,861	(24.8)	36.5
Fixed Income:
Fixed Income Taxable	53,995	75,813	84,654	(28.8)	(10.4)
Fixed Income Tax-Exempt	26,714	29,009	23,202	(7.9)	25.0
Fixed Income Passively Managed(1)	9,206	12,762	8,231	(27.9)	55.0
Total Fixed Income	89,915	117,584	116,087	(23.5)	1.3
U.S.	41,151	46,361	36,137	(11.2)	28.3
Global & Non-US	48,764	71,223	79,950	(31.5)	(10.9)
Total Fixed Income	89,915	117,584	116,087	(23.5)	1.3
Alternatives/Multi-Asset Solutions(2):
U.S.	2,697	3,595	3,071	(25.0)	17.1
Global & Non-US	3,594	3,718	3,321	(3.3)	12.0
Total Alternatives/Multi-Asset Solutions	6,291	7,313	6,392	(14.0)	14.4
Total:
U.S.	162,395	202,062	147,714	(19.6)	36.8
Global & Non-US	80,491	117,856	117,626	(31.7)	0.2
Total	$242,886	$319,918	$265,340	(24.1)	20.6
Affiliated - EQH	34,110	44,417	36,765	(23.2)	20.8
Non-affiliated	208,776	275,501	228,575	(24.2)	20.5
Total	$242,886	$319,918	$265,340	(24.1)	20.6
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services

8	AllianceBernstein

Part I

Revenues from Retail Services (by Investment Service)

	Years Ended December 31			% Change
	2022	2021	2020	2022-21	2021-20
	(in thousands)
Equity:
Equity Actively Managed	$746,889	$766,578	$508,973	(2.6)%	50.6%
Equity Passively Managed(1)	12,870	14,773	14,347	(12.9)	3.0
Total Equity	759,759	781,351	523,320	(2.8)	49.3
U.S.	558,319	556,398	355,542	0.3	56.5
Global & Non-US	201,440	224,953	167,778	(10.5)	34.1
Total Equity	759,759	781,351	523,320	(2.8)	49.3
Fixed Income:
Fixed Income Taxable	390,708	517,327	534,164	(24.5)	(3.2)
Fixed Income Tax-Exempt	89,450	84,945	70,734	5.3	20.1
Fixed Income Passively Managed(1)	13,682	12,994	12,229	5.3	6.3
Total Fixed Income	493,840	615,266	617,127	(19.7)	(0.3)
U.S.	119,053	115,248	101,825	3.3	13.2
Global & Non-US	374,787	500,018	515,302	(25.0)	(3.0)
Total Fixed Income	493,840	615,266	617,127	(19.7)	(0.3)
Alternatives/Multi-Asset Solutions(2):
U.S.	55,356	81,872	57,069	(32.4)	43.5
Global & Non-US	13,484	13,117	12,723	2.8	3.1
Total Alternatives/Multi-Asset Solutions	68,840	94,989	69,792	(27.5)	36.1
Total Investment Advisory and Services Fees:
U.S.	732,728	753,518	514,436	(2.8)	46.5
Global & Non-US	589,711	738,086	695,803	(20.1)	6.1
Consolidated company-sponsored investment funds	770	1,243	733	(38.1)	69.6
Total	1,323,209	1,492,847	1,210,972	(11.4)	23.3
Distribution Revenues	594,431	644,125	522,056	(7.7)	23.4
Shareholder Servicing Fees	83,268	86,857	78,920	(4.1)	10.1
Total	$2,000,908	$2,223,829	$1,811,948	(10.0)	22.7
Affiliated - EQH	23,836	28,334	27,130	(15.9)	4.4
Non-affiliated	1,977,072	2,195,495	1,784,818	(9.9)	23.0
Total	$2,000,908	$2,223,829	$1,811,948	(10.0)	22.7
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

2022 Annual Report	9

Part I
Private Wealth Management
We partner with our clients, embracing innovation and research to address increasingly complex challenges. Our clients include high-net-worth individuals and families who have created generational wealth as successful business owners, athletes, entertainers, corporate executives and private practice owners. We also provide investment and wealth advice to foundations and endowments, family offices and other entities. Our flexible and extensive investment platform offers a range of solutions, including separately-managed accounts, hedge funds, mutual funds and other investment vehicles, tailored to meet each distinct client's needs. Our investment platform is complimented with a wealth platform that includes complex tax and estate planning, pre-IPO and pre-transaction planning, multi-generational family engagement, and philanthropic advice in addition to tailored approaches to meeting the unique needs of emerging wealth and multi-cultural demographics ("Private Wealth Services").
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
Our Private Wealth Services represented approximately 16%, 16% and 15% of our AUM as of December 31, 2022, 2021 and 2020, respectively. The fees we earned from providing these services represented approximately 25%, 25% and 24% of our net revenues for 2022, 2021 and 2020, respectively. Our AUM and revenues are as follows:

Private Wealth Services Assets Under Management (by Investment Service)

	Years Ended December 31			% Change
	2022	2021	2020	2022-21	2021-20
	(in millions)
Equity:
Equity Actively Managed	$45,977	$59,709	$50,854	(23.0)%	17.4%
Equity Passively Managed(1)	2,304	1,764	666	30.6%	164.9%
Total Equity	48,281	61,473	51,520	(21.5)	19.3
U.S.	28,014	35,014	28,776	(20.0)	21.7
Global & Non-US	20,267	26,459	22,744	(23.4)	16.3
Total Equity	48,281	61,473	51,520	(21.5)	19.3
Fixed Income:
Fixed Income Taxable	14,391	14,567	14,515	(1.2)	0.4
Fixed Income Tax-Exempt	24,953	26,929	25,764	(7.3)	4.5
Fixed Income Passively Managed(1)	2	230	195	(99.1)	17.9
Total Fixed Income	39,346	41,726	40,474	(5.7)	3.1
U.S.	34,764	36,166	35,042	(3.9)	3.2
Global & Non-US	4,582	5,561	5,432	(17.6)	2.4
Total Fixed Income	39,346	41,727	40,474	(5.7)	3.1
Alternatives/Multi-Asset Solutions(2):
U.S.	6,607	6,926	5,927	(4.6)	16.9
Global & Non-US	12,021	11,446	7,064	5.0	62.0
Total Alternatives/Multi-Asset Solutions	18,628	18,372	12,991	1.4	41.4
Total:
U.S.	69,385	78,106	69,745	(11.2)	12.0
Global & Non-US	36,870	43,466	35,240	(15.2)	23.3
Total	$106,255	$121,572	$104,985	(12.6)	15.8
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

10	AllianceBernstein

Part I

Revenues from Private Wealth Services (by Investment Service)

	Years Ended December 31			% Change
	2022	2021	2020	2022-21	2021-20
	(in thousands)
Equity:
Equity Actively Managed	$521,155	$584,455	$487,899	(10.8)%	19.8%
Equity Passively Managed(1)	8,700	4,780	1,113	82.0%	n/m
Total Equity	529,855	589,235	489,012	(10.1)	20.5
U.S.	295,235	325,154	263,938	(9.2)	23.2
Global & Non-US	234,620	264,081	225,074	(11.2)	17.3
Total Equity	529,855	589,235	489,012	(10.1)	20.5
Fixed Income:
Fixed Income Taxable	66,851	72,404	71,575	(7.7)	1.2
Fixed Income Tax-Exempt	125,123	130,391	123,952	(4.0)	5.2
Fixed Income Passively Managed(1)	1,804	2,634	2,891	(31.5)	(8.9)
Total Fixed Income	193,778	205,429	198,418	(5.7)	3.5
U.S.	159,411	167,402	160,666	(4.8)	4.2
Global & Non-US	34,367	38,027	37,752	(9.6)	0.7
Total Fixed Income	193,778	205,429	198,418	(5.7)	3.5
Alternatives/Multi-Asset Solutions(2):
U.S.	195,666	249,432	109,169	(21.6)	128.5
Global & Non-US	69,245	71,524	76,065	(3.2)	(6.0)
Total Alternatives/Multi-Asset Solutions	264,911	320,956	185,234	(17.5)	73.3
Total Investment Advisory and Services Fees:
U.S.	650,311	741,987	533,773	(12.4)	39.0
Global & Non-US	338,232	373,632	338,891	(9.5)	10.3
Total	988,543	1,115,619	872,664	(11.4)	27.8
Distribution Revenues	12,496	7,641	7,137	63.5	7.1
Shareholder Servicing Fees	2,964	2,882	2,871	2.8	0.4
Total	$1,004,003	$1,126,142	$882,672	(10.8)	27.6
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

2022 Annual Report	11

Part I
Bernstein Research Services
We offer high-quality fundamental and quantitative research and trade execution services in equities and listed options to institutional investors, such as mutual fund and hedge fund managers, pension funds and other institutional investors ("Bernstein Research Services" or "BRS"). We serve our clients, which are based in major markets around the world, through our trading professionals, who are primarily based in New York, London and Hong Kong, and our research analysts, who provide fundamental company and industry research along with quantitative research into securities valuation and factors affecting stock-price movements.
Additionally, we occasionally provide equity capital markets services to issuers of publicly traded securities, such as initial public offerings and follow-on offerings, generally acting as co-manager in such offerings.
We earn revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate us principally by directing us to execute brokerage transactions on their behalf, for which we earn commissions, and to a lesser but increasing extent, by paying us directly for research through commission sharing agreements or cash payments. Bernstein Research Services accounted for approximately 10%, 10% and 12% of our net revenues for the years ended December 31, 2022, 2021 and 2020, respectively.
For information regarding trends in fee rates charged for brokerage transactions, see “Risk Factors” in Item 1A.
In the fourth quarter of 2022, AB and Société Générale (EURONEXT: SCGLY, “SocGen”), a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses. As a result, the BRS business has been classified as held for sale. For further discussion, see Note 24 Acquisitions and Divestitures to AB's consolidated financial statements in Item 8.
Our Bernstein Research Services revenues are as follows:

Revenues from Bernstein Research Services

	Years Ended December 31			% Change
	2022	2021	2020	2022-21	2021-20
	(in thousands)
Bernstein Research Services	$416,273	$452,017	$459,744	(7.9)%	(1.7)%
Custody
Our U.S. based broker-dealer subsidiary acts as custodian for the majority of our Private Wealth Management AUM and some of our Institutional AUM. Other custodian arrangements, directed by clients, include banks, trust companies, brokerage firms and other financial institutions.
People Management
As a leading global investment management and research firm, we bring together a wide range of insights, expertise and innovations to advance the interests of our clients around the world. The intellectual capital and distinctive knowledge of our employees are collectively the most important assets of our firm, so the long-term sustainability and success of our firm is heavily dependent on our people. In 2022, our human capital and administrative services teams became our "People" team, a key acknowledgement of the central role they play in supporting our employees and advancing their work experience. We are keenly focused on:
•fostering an inclusive culture by incorporating diversity, equity and inclusion in all levels of our business;
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
Also, our Board of Directors (the "Board") and committees of the Board, particularly our Compensation and Workplace Practices Committee, provide oversight into various matters affecting our people, including emerging people management risks and strategies to mitigate our exposure to those risks. Furthermore, our Board and Board committees evaluate the overall effectiveness of our social responsibility policies, goals and programs and recommend changes to management as necessary. These collaborative efforts contribute to the overall framework that guides how AB attracts, retains and develops a workforce that supports our values and strategic initiatives.

12	AllianceBernstein

Part I
Talent Acquisition
AB seeks to achieve excellence in business and investment performance by recruiting and hiring a workforce with diversity of thought, backgrounds and experiences. We believe that diverse and inclusive teams generate better ideas and reach more balanced decisions. We seek to leverage the unique backgrounds of our employees to meet the needs of a broad range of clients and engage with the communities in which we operate. We engage several external organizations to assist in attracting and recruiting top talent at all levels, with a particular focus on attracting diverse talent. We have a sizable group of internal talent acquisition associates focused on recruiting, and we have implemented various people-related initiatives to develop and provide for a balanced workforce. Additionally, we offer internship programs for students to work in positions across functional areas of the firm, and an important part of our emerging talent and post-graduate recruitment strategy is to convert a high percentage of our interns into full-time employees.
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
Diversity, Equity and Inclusion
Our continued commitment to Diversity, Equity & Inclusion ("DEI") across all facets of our firm aligns with broader industry recognition of the workplace as both a working and learning community. We believe that our company plays a critical role in empowering our people though purpose and fostering an inclusive, collaborative environment and equitable culture that allows for connectivity, belonging and success at every level.
A key element of our ongoing journey has been to adapt as appropriate to evolving DEI industry trends. In 2022, we formally incorporated the concept of "equity" into our strategy and team name in an effort to more accurately reflect our current and anticipated approach.
Our firm's community engagement efforts have been further integrated under the DEI umbrella. To support our grantee and community partners, bolster our commitment to our non-profit clients, and add value for our current and future employees, our approach leverages four programs under the "AB Gives Back" brand: philanthropy, volunteering, board participation and gift matching. Some highlights include improved student attendance and financial literacy in inner city neighborhoods and over 3,000 employee volunteer hours completed in 2022.
We have enhanced our talent attraction and retention approach to position ourselves as an employer of choice and increase investment in our people. We have developed a diverse talent strategy with a goal of gaining a deeper understanding of the needs of diverse talent and also equipping managers with the necessary tools to effectively manage an increasingly diverse workforce. The strategy includes incorporating the concept of inclusive leadership into the firm-wide leadership development curriculum and providing opportunities to build relationships across the firm at all levels.
Finally, our people remain our top priority. Over the course of the last year, there has been a continued focus on education and deepening engagement across all pillars of our strategy to include Employee Resource Groups ("ERGs"), corporate partnerships, and the overall experience at AB. ERGs have been a major proponent of these efforts by cultivating spaces for courageous conversations, encouraging professional development and personal wellness, and raising awareness for various underrepresented communities.

2022 Annual Report	13

Part I
Compensation and Benefits
We consistently invest in our workforce by offering competitive compensation. We utilize a variety of compensation elements, including base salaries, annual short-term compensation awards (i.e., cash bonuses) and, for those of our employees who earn more than $300,000 annually, a long-term compensation award program. Long-term incentive compensation awards generally are denominated in restricted AB Holding Units. We utilize this structure to foster a stronger sense of ownership and align the interests of our employees directly with the interests of our Unitholders and indirectly with the interests of our clients, as strong performance for our clients generally contributes directly to increases in AUM and improved financial performance for the firm. Furthermore, in the U.S. (and elsewhere, although benefits may differ by jurisdiction):
•We provide employee wages that are competitive and consistent with employee positions, skill levels, performance, experience, knowledge and geographic location.
•We engage nationally recognized compensation and benefits consulting firms to independently evaluate the effectiveness of our executive compensation and benefit programs, as well as consulting services relating to the amount and form of compensation paid to employees other than executives, and to provide benchmarking against our industry peers; this process also includes engagement of outside counsel to conduct privileged pay equity reviews to ensure ongoing compliance with applicable laws and regulations.
•We provide merit-based and cost of living annual salary increases, as well as incentive compensation, which are communicated to employees at year-end and documented through our annual review procedures, upon internal transfer and/or promotion; and
•The firm makes benefits available to all eligible employees, including a flexible in-office work schedule that permits working remotely two days weekly, health and prescription insurance, paid and unpaid leaves, a retirement plan, and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including flexible time-off, paid parental leave, adoption and surrogacy assistance, tuition reimbursement, and a health and financial wellness program.
Health, Safety and Flexibility for our Workforce
During 2020, at the onset of COVID, we mobilized to ensure the health and safety of our employees globally. We implemented business continuity measures, including travel restrictions and a work-from-home requirement for almost all personnel (other than a relatively small number of employees whose physical presence in our offices was considered critical), which lasted through the second quarter of 2021. Then, while continuing to closely monitor COVID-related conditions globally, we developed return-to-office programs tailored locally, so that employees could feel safe knowing that their health, and the health of their families, were a priority. This meant a staggered return to the office so that we could monitor data while complying with local ordinances.
Beginning in July 2021, in the U.S. we returned to the office three days a week, alternating weeks through the end of 2021. In early 2022, while most of our employees returned to the office full-time, we offered employees the ability to work remotely up to two days per week given the ability and diligence our employees demonstrated while working remotely. By the end of 2022, all employees had returned to the office utilizing a hybrid work schedule, including the flexibility to work remotely up to two days per week. We believe this approach allows our employees to maintain the important benefits of in-person collaboration while providing greater work-life balance.
Employees
As of December 31, 2022, our firm had 4,436 full-time employees, including 203 AB CarVal employees, compared to 4,118 full-time employees as of December 31, 2021, representing a 7.7% increase (a 2.8% increase excluding AB CarVal).

14	AllianceBernstein

Part I
As of December 31, 2022, our employees reflected the following characteristics and locations:

Region:	Female	% Female	Male	% Male	Grand Total	% of Total
Americas	1,164	26%	2,099	47%	3,263	74%
Asia ex Japan	234	5%	227	5%	461	10%
EMEA	221	5%	377	9%	598	14%
Japan	56	2%	43	1%	99	2%
Grand Total(1) (2)	1,675	38%	2,746	62%	4,421	100%
(1)The table above only reflects employees who have self-reported as male or female and as such does not reconcile to our total of 4,436 full-time employees.
(2)The methodology utilized to populate the table above changed from the prior year. Specifically, while in 2021 we presented the total percentage of female and male full-time employees by region who self-reported, in the above table we present the total percentage of female and male full-time employees by region, as a percentage of total global full-time employees, who self-reported.
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

2022 Annual Report	15

Part I
AB, AB Holding, the General Partner and six of our subsidiaries (Sanford C. Bernstein & Co., LLC (“SCB LLC”), AB Broadly Syndicated Loan Manager LLC, AB Custom Alternative Solutions LLC, AB Private Credit Investors LLC, AB CarVal Investors and W.P. Stewart Asset Management Ltd.) are registered with the SEC as investment advisers under the Investment Advisers Act. Additionally, AB Holding is an NYSE-listed company and, accordingly, is subject to applicable regulations promulgated by the NYSE. Also, AB, SCB LLC and AB Custom Alternative Solutions LLC are registered with the Commodity Futures Trading Commission (“CFTC”) as commodity pool operators and commodity trading advisers; SCB LLC also is registered with the CFTC as a commodities introducing broker.
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
In October 1999, AB Holding reorganized by transferring its business and assets to AB, a newly-formed operating partnership, in exchange for all of the AB Units (the “Reorganization”). Since the date of the Reorganization, AB has conducted the business formerly conducted by AB Holding and AB Holding’s activities have consisted of owning AB Units and engaging in related activities. Unlike AB Holding Units, AB Units do not trade publicly and are subject to significant restrictions on transfer. The General Partner is the general partner of both AB and AB Holding.
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

Part I
As of December 31, 2022, the condensed ownership structure of AB is as follows (for a more complete description of our ownership structure, see “Principal Security Holders” in Item 12):
The General Partner owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. Including these general partnership interests, EQH, directly and through certain of its subsidiaries (see “Principal Security Holders” in Item 12), had an approximate 61.3% economic interest in AB as of December 31, 2022.
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

2022 Annual Report	17

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
We derive most of our revenues from investment advisory and services fees, which typically are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of the account and the total amount of assets we manage for a particular client. The value and composition of our AUM can be adversely affected by several factors, including:
•Market Factors. Our AUM remain sensitive to the volatility associated with global financial market conditions. For example, the dramatic securities market declines experienced during March 2020, which resulted from the global effects of COVID-19, caused a significant reduction in our AUM. Markets and AUM levels recovered to new highs in 2021 following unprecedented, coordinated monetary and fiscal policy support and the approval of vaccines to help remedy the global pandemic. However, significant supply chain challenges, energy shortages and labor shortages, brought about by COVID-19 and significantly exacerbated by the conflict in Ukraine, contributed to heightened global inflationary pressures, which resulted in sizable interest rate increases and associated market volatility in 2022. We recognize that, due to continued uncertainty associated with these circumstances, markets may remain volatile and, accordingly, there remains risk of a significant reduction in our revenues and net income in future periods. Global economies and financial markets are increasingly interconnected, which increases the probability that conditions in one country or region might adversely impact a different country or region. Conditions affecting the general economy, including political, social or economic instability at the local, regional or global level may also affect the market value of our AUM. Health crises, such as the COVID-19 pandemic, as well as other incidents that interrupt the expected course of events, such as natural disasters, war (such as the ongoing conflict in Ukraine) or civil disturbance, acts of terrorism (whether foreign or domestic), power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, have had and may in the future have a significant adverse effect on financial markets and our AUM, revenues and net income. Furthermore, the preventative and protective health-related actions, such as business activity suspensions and population lock-downs, that governments have taken, and may continue to take, in response to COVID-19 have resulted, and may continue to result, in periods of business interruption, inability to obtain raw materials, supplies and component parts, and reduced or disrupted operations. Also, significant market volatility and uncertainty, and reductions in the availability of margin financing, can significantly limit the liquidity of certain asset backed and other securities, making it at times impossible to sell these securities at prices reflecting their true economic value. While liquidity conditions were relatively stable in 2022 despite market volatility, we recognize the possibility that conditions could deteriorate in the future. Lack of liquidity makes it more difficult for our funds to meet redemption requests. If liquidity were to worsen, this may have a significant adverse effect on our AUM, revenues and net income in the future.
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
•Interest Rate Changes. Investor interest in and the valuation of our fixed income and multi-asset investment portfolios can be adversely affected by changes in interest rates, particularly if interest rates increase substantially and quickly.
A decrease in the value of our AUM, a decrease in the amount of AUM we manage, an adverse mix shift in our AUM and/or a reduction in the level of fees we charge would adversely affect our investment advisory fees and revenues. A reduction in revenues, without a commensurate reduction in expenses, adversely affects our results of operations.
The industry-wide shift from actively managed investment services to passive services has adversely affected our investment advisory and services fees, revenues and results of operations, and this trend may continue.
Our competitive environment has become increasingly difficult, as active managers, which invest based on individual security selection, have, on average, consistently underperformed passive services, which invest based on market indices. Active performance relative to benchmarks as of mid-2022 deteriorated from prior-year levels, with 40% of active managers outperforming their passive benchmarks for the 12 months ended June 30, 2022 (latest data available), compared to 47% for the prior 12-month period. U.S. stock active funds fared better than non-U.S. with 45% of U.S. active stock funds outperforming benchmarks, as compared with 23% for non-U.S. stock funds. Performance of actively managed bond funds decreased sharply in 2022, with just 29% outperforming benchmarks, representing a 44% decline compared to the prior-year period.
Flows into actively managed funds deteriorated industry-wide in 2022, with U.S. industry-wide active mutual fund outflows of $974 billion in 2022, contrasted with inflows of $148 billion in 2021. Active fixed income U.S. mutual funds experienced outflows of $482 billion in 2022, compared to inflows of $368 billion in 2021. Furthermore, active equity U.S. mutual fund outflows accelerated to $432 billion in 2022, compared to outflows of $191 billion in 2021. By contrast, demand for passive strategies in the U.S. continued to grow, though at a reduced rate from the prior year, as industry-wide total passive mutual fund net inflows of $518 billion in 2022 compared to $928 billion in 2021. Organic growth through net inflows continues to be difficult to achieve for active managers, such as AB, and requires taking market share from other active managers.
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
EQH (our parent company) and its subsidiaries constitute our largest client. Our EQH affiliates represented approximately 16% of our AUM as of December 31, 2022, and we earned approximately 4% of our net revenues from services we provided to them. Our related investment management agreements are terminable at any time or on short notice by either party, and EQH is not under any obligation to maintain any level of AUM with us. A material adverse effect on our business, results of operations and/or financial condition could result if EQH were to terminate its investment management agreements with us.

2022 Annual Report	19

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
We are eligible to earn performance-based fees on 10.6%, 9.2% and 0.5% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 6.6% of our AUM). If the percentage of our AUM subject to performance-based fees increases, seasonality and volatility of revenue and earnings are likely to become more significant. Our performance-based fees were $145.2 million, $245.1 million and $132.6 million in 2022, 2021 and 2020, respectively.
The revenues generated by Bernstein Research Services may be adversely affected by circumstances beyond our control, including declines in brokerage transaction rates, declines in global market volumes, failure to settle our trades by significant counterparties and the effects of Brexit.
Electronic, or “low-touch,” trading represents a significant percentage of buy-side trading activity and typically produces transaction fees that are significantly lower than traditional full-service fee rates. As a result, blended pricing throughout our industry is lower now than it was historically, and price declines may continue. In addition, fee rates we charge and charged by other brokers for brokerage services have historically experienced price pressure, and we expect these trends to continue. Also, while increases in transaction volume and market share often can offset decreases in rates, this may not continue.
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
Lastly, extensive changes proposed by the SEC to the equity market structure, including Regulation Best Execution, the proposed Order Competition Rule and proposed changes to Regulation NMA establishing, among other things, minimum pricing increments and required disclosures by larger broker-dealers and specified trading platforms, if adopted as proposed, could substantially increase the cost of conducting our buy-side and broker-dealer operations and, possibly, adversely impact trade execution quality.
We discuss the risks associated with Brexit below in "Legal and Regulatory-related Risks" in this Item 1A.

20	AllianceBernstein

Part I
We may be unable to develop new products and services, and the development of new products and services may expose us to reputational harm, additional costs or operational risk.
Our financial performance depends, in part, on our ability to react nimbly to changes in the asset management industry, respond to evolving client needs, and develop, market and manage new investment products and services. Conversely, the development and introduction of new products and services, including the creation of products with concentrations in industries or sectors specific to individual client criteria, or with a focus on ESG, requires continuous innovative effort on our part and may require significant time and resources as well as ongoing support and investment. Substantial risk and uncertainties are associated with the introduction of new products and services, including the implementation of new and appropriate operational controls and procedures, shifting client and market preferences, the introduction of competing products or services, and compliance with regulatory and disclosure requirements. We can make no assurance that we will be able to develop new products and services that successfully address the needs of clients within needed timeframes. Any failure to successfully develop new products and services, or effectively manage associated operational risks, could harm our reputation and expose us to additional costs, which could adversely affect our AUM, revenues and operating income.
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
We use various derivative instruments, including futures, forwards, swaps and option contracts, in conjunction with our seed hedging program. While in most cases broad market risks are hedged, our hedges are imperfect and some market risk remains. In addition, our use of derivatives results in counterparty risk (i.e., the risk that we may be exposed to credit-related losses in the event of non-performance by counterparties to these derivative instruments), regulatory risk (e.g., short selling restrictions) and cash/synthetic basis risk (i.e., the risk that the underlying positions do not move identically to the related derivative instruments).
We may engage in strategic transactions that could pose risks.
As part of our business strategy, we consider potential strategic transactions, including acquisitions (such as our purchase of CarVal Investors in 2022), dispositions, mergers, consolidations, joint venture partnerships (such as our planned joint venture partnership with SocGen) and similar transactions, some of which may be material. These transactions, if undertaken, may involve various risks and present financial, managerial and operational challenges, including:.
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

2022 Annual Report	21

Part I
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
People-related Risks
We may be unable to continue to attract, motivate and retain key personnel, and the cost to retain key personnel could put pressure on our adjusted operating margin.
Our business depends on our ability to attract, motivate and retain highly skilled, and often highly specialized, technical, investment, managerial and executive personnel, and there is no assurance that we will be able to continue to do so.
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
Our process of relocating our headquarters may not be executed as we have envisioned.
We have established our corporate headquarters in and have relocated a total of approximately 1,250 jobs previously located in the New York metropolitan area to Nashville, Tennessee (for additional information, see “Relocation Strategy” in Item 7). Although the eventual impact on AB from this process is not yet known, the uncertainty created by these circumstances could adversely affect AB’s ability to motivate and retain current employees. Further, significant managerial and operational challenges could arise if the firm encounters more difficulty than expected in hiring qualified employees to help staff our Nashville headquarters.
Additionally, our estimates for both the transition costs and the corresponding expense savings relating to our headquarters relocation are based on our current assumptions of employee relocation costs, severance, and overlapping compensation and occupancy costs. If our assumptions turn out to be inaccurate, our expenses and operating income could be adversely affected.
Employee misconduct, which can be difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subjecting us to significant regulatory scrutiny, legal liability and reputational harm.
There have been several highly publicized cases involving fraud or other misconduct by employees in the financial services industry generally, and we are not immune. Misconduct by employees could involve the improper use or disclosure of confidential information, which could result in legal action, regulatory sanctions, and reputational or financial harm. Further,

22	AllianceBernstein

Part I
fraud, payment or solicitation of bribes and other deceptive practices or other misconduct by our employees could similarly subject us to regulatory scrutiny, legal liability and reputational damage.
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
Furthermore, although we maintain a robust cyber security infrastructure and incident preparedness strategy, which we test frequently, we may be unable to respond, both internally and externally, to a cyber incident in a sufficiently expeditious manner. Any such failure could cause significant harm to our reputation and result in litigation, regulatory scrutiny and/or significant remediation costs.

2022 Annual Report	23

Part I
Climate change and other unpredictable events, including outbreak of infectious disease, natural disaster, dangerous weather conditions, technology failure, terrorist attack and political unrest, may adversely affect our ability to conduct business.
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
Furthermore, climate change may increase the severity and frequency of catastrophes, or adversely affect our investment portfolio or investor sentiment. Climate change may also increase the frequency and severity of weather-related disasters and pandemics. And, climate change regulation may affect the prospects of companies and other entities whose securities in which we invest, or our willingness to continue to invest in such securities.
Despite the contingency plans and facilities we have in place, including system security measures, information back-up and disaster recovery processes, our ability to conduct business, including in key business centers where we have significant operations, such as Nashville, Tennessee, New York City, London, England, and Hong Kong, may be adversely affected by a disruption in the infrastructure that supports our operations and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services we may use or third parties with which we conduct business. If a disruption occurs in one location and our employees in that location are unable to occupy our offices or communicate with or travel to other locations, our ability to conduct business with and on behalf of our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel. Furthermore, unauthorized access to our systems as a result of a security breach, the failure of our systems, or the loss of data could give rise to legal proceedings or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage our reputation.
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
The individuals and third-party vendors on whom we rely to perform services for us or our clients may be unable or unwilling to honor their contractual obligations to us.
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

24	AllianceBernstein

Part I
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
Both Moody’s Investors Service, Inc. and Standard & Poor's Rating Service affirmed AB’s long-term and short-term credit ratings and indicated a stable outlook in 2022. Future changes in our credit ratings are possible and any downgrade to our ratings is likely to increase our borrowing costs and limit our access to the capital markets. If this occurs, we may be forced to incur unanticipated costs or revise our strategic plans, which could have a material adverse effect on our financial condition, results of operations and business prospects.
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
The insurance that we purchase may not fully cover all potential exposures.
We maintain professional liability, errors & omissions, fidelity, cyber, property, casualty, business interruption and other types of insurance, but such insurance may not cover all risks associated with the operation of our business. Our coverage is subject to exclusions and limitations, including high self-insured retentions or deductibles and maximum limits and liabilities covered. In addition, from time to time, various types of insurance may not be available on commercially acceptable terms or, in some cases, at all. We can make no assurance that a claim or claims will be covered by our insurance policies or, if covered, will not exceed our available insurance coverage, or that our insurers will remain solvent and meet their obligations.
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

2022 Annual Report	25

Part I
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
For example, there has been increasing regulatory focus on ESG-related practices by investment managers. The SEC is poised in 2023 to issue a rule enhancing and standardizing climate disclosures by U.S. public companies, including investment managers. The SEC also has focused on the labeling by investment funds of their activities or investments as "sustainable" and has examined the methodology used by funds for determining ESG investments, with a keen focus on whether such labeling may be misleading. Outside the U.S., the European Commission has adopted an action plan on financing sustainable growth, as well as initiatives at the European Union (the "EU") level, such as the EU Sustainable Finance Disclosure Regulation (the "SFDR"). Compliance with the SFDR and other ESG-related regulations may subject us to increased restrictions, disclosure obligations, and compliance and other associated costs, as well as potential reputational harm.
Also, in 2015 the Financial Supervisory Commission in Taiwan (the “FSC”) implemented new limits on the degree to which local investors can own an offshore investment product. While certain exemptions have been available to us, should we not continue to qualify, the FSC’s rules could force some of our local resident investors to redeem their investments in our funds sold in Taiwan (and/or prevent further sales of those funds in Taiwan), some of which funds have local ownership levels substantially above the FSC limits. This could lead to significant declines in our investment advisory and services fees and revenues earned from these funds.
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
Lastly, it also is uncertain how regulatory trends will further evolve, both in the U.S. and abroad. For example, following the Brexit referendum in June 2016, the U.K.'s departure from the EU resulted in the U.K. leaving the EU Single Market on December 31, 2020. While the U.K. and the EU have agreed to a trade deal, which took effect on January 1, 2021, this deal does not include specific arrangements for financial services. Accordingly, since the start of 2021, our U.K.-based buy-side and sell-side subsidiaries have implemented alternative arrangements in EU jurisdictions (utilizing AB's EU-based subsidiaries) to ensure continued operations in the EU Single Market. These arrangements are subject to potential change due to ongoing negotiations between the U.K. and the EU on future regulatory cooperation, and it is difficult to ascertain how any such changes may impact the ability of our U.K.-based subsidiaries to provide services to EU-based clients in the future.
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

26	AllianceBernstein

Part I
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
Changes in the treatment of AB Holding and AB as partnerships for tax purposes would have significant tax ramifications.
Having elected under Section 7704(g) of the Code to be subject to a 3.5% federal tax on partnership gross income from the active conduct of a trade or business, AB Holding is a PTP that is taxable as a partnership for federal income tax purposes. To preserve AB Holding's status as a PTP that is taxed as a partnership for federal income tax purposes, AB Holding must not directly or indirectly (through AB) enter into a substantial new line of business. A “new line of business” includes any business that is not closely related to AB’s historical business of providing research and diversified investment management and related services to its clients. A new line of business is “substantial” when a partnership derives more than 15% of its gross income from, or uses more than 15% (by value) of its total assets in, the new line of business.
To preserve AB’s status as a private partnership for federal income tax purposes, AB Units must not be considered publicly traded.
If either or both AB Holding and AB were taxable as a corporation, the return on investment to Unitholders generally would be reduced because distributions to Unitholders generally would be subject to two layers of taxation: first, amounts available for distribution would be subject to federal (and applicable state and local) taxes at the corporate entity level; and second, Unitholders generally would be subject to federal (and applicable state and local) taxes upon receipt of dividends.
AB Holding and AB are subject to the 4.0% New York City unincorporated business tax (“UBT”). AB Holding may net credits for UBT paid by AB.
Changes in tax law governing us or an increase in business activities outside the U.S. could have a material impact on us.
Legislative proposals have been or may be introduced that, if enacted, could have a material adverse effect on us. We cannot predict the outcome of such legislative proposals.
Each of AB's non-U.S. corporate subsidiaries generally is subject to taxes in the foreign jurisdiction where it is located. If our business increasingly operates in countries other than the U.S., or if there are changes in tax law or rates of taxation in foreign jurisdictions where our corporate subsidiaries operate, AB's effective tax rate could increase.
If any audit by the Internal Revenue Service ("IRS") of our income tax returns for any of our taxable years beginning after December 31, 2017 results in any adjustments, the IRS may collect any resulting taxes, including any applicable penalties and interest, directly from us, in which case our net income and the cash available for quarterly Unitholder distributions may be substantially reduced.
For taxable years beginning after December 31, 2017, a "partnership representative" that we designate (a “Partnership Representative”) will have the sole authority to act on our behalf for purposes of, among other things, IRS audits and related proceedings (and any similar state or local audits and proceedings). Any actions taken by us or by the Partnership Representative on our behalf in connection with such audits or proceedings will be binding on us and our Unitholders.
For an audit of a partnership's taxable years beginning after December 31, 2017, the IRS, absent an election by the partnership to the contrary (see discussion below), generally determines adjustments at the partnership level in the year in which the audit is resolved.
Generally, we will have the ability to collect any resulting tax liability (and any related interest and penalties) from our Unitholders in accordance with their percentage interests during the year under audit, but there can be no assurance that we will elect to do so or be able to do so under all circumstances. If we do not collect such tax liability from our Unitholders in accordance with their percentage interests in the tax year under audit, our net income and the available cash for quarterly distributions to current Unitholders may be substantially reduced. Accordingly, our current Unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such Unitholders did not own Units during the tax year under audit. In particular, with respect to AB Holding, our Partnership Representative may, in certain instances, request that any “imputed under-payment” resulting from an audit be adjusted by amounts of certain of our passive losses. If we successfully make such a request, we would have to reduce suspended passive loss carryovers in a manner which is binding on the partners.

2022 Annual Report	27

Part I
In addition, for taxable years beginning after December 31, 2017, we may, but are not required to, make an election to require our Unitholders to take into account on their income tax returns an audit adjustment made to our income tax items, also known as a “push-out” election. This may also require Unitholders to provide certain information to us (possibly including information about the beneficial owners of our Unitholders). Also, a partnership that is a partner of another partnership (such as AB Holding with respect to AB) may elect to have its unitholders take an audit adjustment of the lower-tier partnership into account (i.e., the upper-tier partnership may push adjustments received from the lower-tier partnership through to the partners of the upper-tier partnership). There are several requirements to make a “push-out” election and we may be unable or unwilling to comply with such requirements. If we do not make a “push-out” election, we would be required to pay any tax resulting from the adjustments to our income tax items, and the cash available for distribution to unitholders would be substantially reduced.
Non-U.S. unitholders may be subject to withholding tax on the sale of their AB Units or AB Holding Units, as well as on distributions, and we may be liable for any under-withholding.
Gain or loss from the sale or exchange of a partnership unit by a non-U.S. unitholder is treated as effectively connected with a U.S. trade or business and is subject to U.S. federal income tax to the extent that the non-U.S. unitholder would have had effectively connected gain or loss on a hypothetical sale by the partnership of all of its assets at fair market value as of the date of the sale or exchange of the partnership units. In furtherance of the foregoing, a transferee of a partnership unit is required to withhold a tax equal to 10% of the amount realized on any transfer of such a partnership unit unless an exception applies.
Distributions by a PTP to a non-U.S. unitholder also are subject to U.S. withholding tax if the PTP has effectively connected gross income, gain or loss.
A transferee is not required to withhold tax if it relies on a certification issued by the transferor or the underlying partnership establishing that an exception to withholding applies. If a transferee of AB Units is required to withhold and failed to properly do so, AB would be required to withhold on distributions to the transferee to satisfy that liability.
A broker is not required to withhold on the transfer of an interest in a PTP or on a distribution by a PTP if the PTP certifies that the "10% exception" applies. This exception applies if, either (1) the PTP was not engaged in a U.S. trade or business during a specified time period, or (2) upon a hypothetical sale of the PTP's assets at fair market value, (i) the amount of net gain that would have been effectively connected with the conduct of a trade or business within the U.S. would be less than 10% of the total net gain, or (ii) no gain would have been effectively connected with the conduct of a trade or business in the U.S.
To make this certification, the PTP must issue a "qualified notice" indicating that it qualifies for this exception, which we have done and intend to continue to do. The qualified notice must state the amount of a distribution that is attributable to each type of income group specified in the Treasury Regulations. The PTP must post each qualified notice on its primary public website (and keep it accessible for 10 years) and deliver it to any registered holder that is a nominee. A broker may not rely on such a certification if it has actual knowledge that the certification is incorrect or unreliable.
As a PTP, beginning on January 1, 2023, AB Holding may be liable for any under-withholding by a broker that relies on a qualified notice for which we failed to make a reasonable estimate of the amounts required for determining the applicability of the 10% exception.

28	AllianceBernstein

Part I
Item 1B. Unresolved Staff Comments
Neither AB nor AB Holding has unresolved comments from the staff of the SEC to report.
Item 2. Properties
Our headquarters is located at 501 Commerce Street, Nashville, Tennessee. We occupy 218,976 square feet of space at this location under a 15-year lease agreement that commenced in the fourth quarter of 2020.
We lease space at our other principal location, 1345 Avenue of the Americas, New York, New York pursuant to a lease expiring in 2024. At this location, we currently lease 999,963 square feet of space, within which we currently occupy approximately 512,284 square feet of space and have sub-let approximately 487,679 square feet of space.
Also, we entered into a 20-year lease agreement in New York, New York, at 66 Hudson Boulevard, for 165,608 square feet that is expected to commence in 2024.
We also lease 50,792 square feet of space in San Antonio, Texas under a lease expiring in 2029.
In addition, we lease more modest amounts of space in 23 other cities in the United States.
Our subsidiaries lease space in 30 cities outside the United States, the most significant of which is a lease in London, England, expiring in 2031, and in Hong Kong, China, under a lease expiring in 2024. In London we currently lease 60,732 square feet of space. In Hong Kong, we currently lease and occupy 35,878 square feet of space.
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
On December 14, 2022, four individual participants in the Profit Sharing Plan for Employees of AB (the "AB Profit Sharing Plan") filed a class action complaint (the "Complaint") in the U.S. District Court for the Southern District of New York against AB, current and former members of the Compensation and Workplace Practices Committee of the Board of Directors, and the Investment and Administrative Committees under the AB Profit Sharing Plan. Plaintiffs, who seek to represent a class of all participants in the AB Profit Sharing Plan from December 14, 2016 to the present, allege that defendants violated their fiduciary duties and engaged in prohibited transactions under ERISA by including proprietary collective investment trusts as investment options offered in the AB Profit Sharing Plan. The Complaint seeks unspecified damages, disgorgement and other equitable relief. AB is prepared to defend itself vigorously against these claims. While the outcome of this matter currently is not determinable given the matter remains in its early stages, we do not believe this litigation will have a material adverse effect on our results of operations, financial condition or liquidity.
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
Item 4. Mine Safety Disclosures
Not applicable.

2022 Annual Report	29

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
On December 30, 2022 (the last trading day of the year), the closing price of an AB Holding Unit on the NYSE was $34.37 per Unit. On December 31, 2022, there were (i) 893 AB Holding Unitholders of record for approximately 116,000 beneficial owners, and (ii) 368 AB Unitholders of record (we do not believe there are substantial additional beneficial owners).
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
We did not engage in any unregistered sales of our securities during the years ended December 31, 2022, 2021 and 2020, except as previously disclosed in a Current Report on Form 8-K dated July 1, 2022.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. We did not, however, adopt a plan during the fourth quarter of 2022. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm’s incentive compensation award program and for other corporate purposes. For additional information about Rule 10b5-1 plans, see “Units Outstanding” in Item 7.

30	AllianceBernstein

Part II
AB Holding Units bought by us or one of our affiliates during the fourth quarter of 2022 are as follows:

Issuer Purchases of Equity Securities

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
10/1/22-10/31/22	—	$—	—	—
11/1/22-11/30/22	—	—	—	—
12/1/22-12/31/22(1)	2,558,363	40.70	—	—
Total	2,558,363	$40.70	—	—
(1)During the fourth quarter of 2022, we purchased 2,558,363 AB Holding Units from employees to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.
Neither we nor our affiliates bought any AB Units during the fourth quarter of 2022.

2022 Annual Report	31

Part II
Item 6. [Reserved]

32	AllianceBernstein

Part II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Impact of COVID-19
AB continues to actively monitor COVID-19 developments and their impact on our employees, business and operations. The aggregate extent to which COVID-19, including its impact on the global economy, affects AB’s business, liquidity, results of operations and financial condition, will depend on future COVID-19 developments that are highly uncertain, including the scope and duration of COVID-19 and any recovery period, the emergence, spread and seriousness of COVID-19 variants, the continuing prevalence of severe, unconstrained and/or escalating rates of infection and hospitalization in various countries and regions, the availability, adoption and efficacy of treatments and vaccines, and future actions taken by governmental authorities, central banks and other parties in response to COVID-19. Further, we have benefited from certain of our adjusted operating expenses declining significantly due to COVID-19, generally owing to depressed levels of travel and entertainment and in-person client meetings, during both 2020 and 2021. While these costs started to return in 2022, results in 2022 did not reach historical levels; the prior-year savings are not indicative of our future performance. Additionally, as most of our workforce continues working in a hybrid model, which includes the option of two remote days each week, we are mindful of increased risk related to cybersecurity, which could significantly disrupt our business functions.
Executive Overview(1)
Our total assets under management ("AUM") as of December 31, 2022 were $646.4 billion, down $132.2 billion, or 17.0%, during 2022. The decrease was driven primarily by market depreciation of $140.4 billion and net outflows of $3.6 billion (reflecting Retail net outflows of $11.6 billion, offset by Institutional net inflows of $6.3 billion and Private Wealth Management net inflows of $1.7 billion), offset by the addition of $12.2 billion due to the acquisition of CarVal Investors L.P. ("CarVal") in the third quarter. AXA S.A.("AXA") redeemed approximately $4.5 billion of low-fee fixed income and equity mandates in 2022. Going forward, any AXA-related redemptions or new sales (reflecting, for example, recent commitments by AXA to certain of our private alternative strategies) will be considered as part of our normal course of business.
Institutional AUM decreased $39.8 billion, or 11.8%, to $297.3 billion during 2022, primarily due to market depreciation of $57.8 billion, partially offset by the addition of $12.2 billion due to the acquisition of CarVal and net inflows of $6.3 billion. Gross sales increased $0.5 billion, from $31.7 billion in 2021 to $32.2 billion in 2022. Redemptions and terminations decreased $10.1 billion, from $23.4 billion in 2021 to $13.3 billion in 2022. Institutional net inflows included $2.3 billion of AXA redemptions.
Retail AUM decreased $77.0 billion, or 24.1%, to $242.9 billion during 2022, primarily due to market depreciation of $65.5 billion and net outflows of $11.6 billion. Net outflows included $2.2 billion of AXA redemptions. Gross sales decreased $34.1 billion, from $100.0 billion in 2021 to $65.9 billion in 2022. Redemptions and terminations increased $1.2 billion, from $65.1 billion in 2021 to $66.3 billion in 2022.
Private Wealth Management AUM decreased $15.4 billion, or 12.6%, to $106.2 billion during 2022, due to market depreciation of $17.1 billion, offset by net inflows of $1.7 billion. Gross sales decreased $0.8 billion, from $18.3 billion in 2021 to $17.5 billion in 2022. Redemptions and terminations increased $0.5 billion, from $15.3 billion in 2021 to $15.8 billion in 2022.
Bernstein Research Services ("BRS") revenue decreased $35.7 million, or 7.9%, in 2022. The decrease was driven by significantly lower customer trading activity in Europe and Asia due to local market conditions. In the fourth quarter of 2022, AB and Société Générale (EURONEXT: SCGLY, “SocGen”), a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses. As a result, the BRS business has been classified as held for sale. For further discussion, see Note 24 Acquisitions and Divestitures to our consolidated financial statements in Item 8.
Our 2022 net revenues of $4.1 billion decreased $387.3 million, or 8.7%, compared to net revenues of $4.4 billion in the prior year. The decrease was primarily driven by lower base advisory fees of $123.6 million, higher investment losses of $101.8 million, lower performance-based fees of $99.9 million, lower distribution revenues of $45.0 million, lower Bernstein Research Services revenue of $35.7 million and lower shareholder servicing fees of $3.6 million, partially offset by higher net dividend and interest income of $21.6 million. Our operating expenses of $3.2 billion increased $14.1 million, or 0.4%, compared to the prior year. The increase was primarily due to higher general and administrative expenses of $86.0 million, higher amortization of intangible assets of $20.9 million, higher interest on borrowings of $12.8 million and higher contingent payment arrangements of $3.9 million, offset by lower promotion and servicing expenses of $60.1 million and lower employee compensation and benefits expenses of $49.4 million. Our operating income decreased $401.4 million, or 33.0%, to $0.8 billion from $1.2 billion in 2021 and our operating margin decreased to 21.5% in 2022 from 27.3% in 2021.
1 Percentage change figures are calculated using assets under management rounded to the nearest million, while financial statement amounts are rounded to the nearest hundred thousand.

2022 Annual Report	33

Part II
Market Environment
While equity markets were positive in the fourth quarter of 2022, with the S&P 500 Index ("S&P") and Dow Jones Industrial Average both registering gains, both indexes declined for the full year ended December 31, 2022. The S&P declined 18.1% for the full year, while the Nasdaq declined by 33.1% and was down 8.7% in December. Inflation remains the dominant issue for U.S. markets, fueling consumer concerns of a potential recession. While the U.S. consumer has been largely resilient so far, higher interest rates have weighed on home building, trade and business investments. Despite signs that the labor market and inflation are easing, the Federal Reserve has maintained its aggressive stance on monetary policy. At its December meeting, the Federal Reserve increased interest rates and indicated that, while future rate increases are likely to be less severe, they continue to be needed.
In the U.K., the new prime minister reversed the tax cuts introduced by his predecessor and added some tax increases. These actions calmed the market and reduced the pressure on mortgage rates. However, monetary tightening, steep energy prices and supply-side constraints from Brexit create a challenging outlook for consumers.
In China, key watch-points include the property market and overall growth in the economy. The Chinese government has announced new support measures, but it is unclear whether these measures will be sufficient to re-create historical growth patterns.
Relationship with EQH and its Subsidiaries
EQH (our parent company) and its subsidiaries are our largest client. EQH is collaborating with AB in order to improve the risk-adjusted yield for the General Accounts of EQH's insurance subsidiaries by investing additional assets at AB, including the utilization of AB's higher-fee, longer-duration alternative offerings. Equitable Financial Life Insurance Company, a subsidiary of EQH ("Equitable Financial"), has agreed to provide $10 billion in permanent capital2 to build out AB's private illiquid offerings, including private alternatives and private placements. Deployment of this capital commitment is more than 50% completed and is expected to continue over approximately the next two years. We expect this anticipated capital from Equitable Financial will continue to accelerate both organic and inorganic growth in our private alternatives business, allowing us to continue to deliver for our clients, employees, unitholders and other stakeholders. For example, included in this $10 billion commitment by EQH is $750 million in capital to be deployed through AB CarVal.
Relocation Strategy
As previously announced, we have established our corporate headquarters in Nashville, TN, at 501 Commerce Street. Our Nashville headquarters houses Finance, IT, Operations, Legal, Compliance, Internal Audit, Human Capital, and Sales and Marketing, and at year-end 2022 we had 1,079 employees in Nashville. We expect to reach a total of 1,250 employees in Nashville by the end of 2024. We will continue to maintain a principal location in New York City, which houses our Portfolio Management, Sell-Side Research and Trading, and New York-based Private Wealth Management businesses.
We believe relocating our corporate headquarters to Nashville affords us the opportunity to provide an improved quality of life alternative for our employees and enables us to attract and recruit new talented employees to a highly desirable location while improving the long-term cost structure of the firm.
During the transition period, which began in 2018 and is expected to continue through 2024, we currently estimate that we will incur transition costs of between $145 million to $155 million. These costs include employee relocation, severance, recruitment, and overlapping compensation and occupancy costs. Over this same period, we expect to realize total expense savings of between $205 million to $215 million. However, we did incur some transition costs before we began to realize expense savings. For the period beginning in 2018 and ending in the fourth quarter of 2022, we incurred $120 million of cumulative transition costs compared to $132 million of cumulative savings. In addition, we incurred $24 million of transition costs for the twelve months ended December 31, 2022, compared to $43 million of expense savings, resulting in an overall net savings of $19 million for the period. In 2022, our net income per unit ("EPU") increased $0.07 as a result of our relocation strategy, which compares to the $0.06 EPU increase that occurred in 2021. We also expect to achieve EPU accretion in each future year. Beginning in 2025, once the transition period has been completed, we estimate ongoing annual expense savings of approximately $75 million to $80 million, which will result from a combination of occupancy and compensation-related savings. Our estimates for both the transition costs and the corresponding expense savings are based on our current assumptions of employee relocation costs, severance, and overlapping compensation and occupancy costs. In addition, our estimates for both the timing of when we incur transition costs and realize the related expense savings are based on our current relocation implementation plan and the timing for execution of each phase. The actual total charges we eventually record, the related expense savings we realize, and the timing of EPU impact may differ from our current estimates as we implement each phase of our headquarters relocation.
2 Permanent capital means investment capital of indefinite duration, which may be withdrawn under certain conditions. Although Equitable Financial has indicated its intention over time to provide this investment capital to AB, which is mutually beneficial to both firms, it has no binding commitment to do so.

34	AllianceBernstein

Part II
During October 2018, we signed a lease, which commenced in the fourth quarter of 2020, relating to 218,976 square feet of space at our new Nashville headquarters. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 15-year initial lease term is $134 million.
Although we have presented many of our transition costs and annual expense savings with numerical specificity, and we believe these targets to be reasonable as of the date of this report, the uncertainties surrounding the assumptions we discuss above create a significant risk that these targets may not be achieved. Accordingly, the expenses we actually incur and the savings we actually realize may differ from our targets, particularly if actual events adversely differ from one or more of our key assumptions. The transition costs and expense savings, together with their underlying assumptions, are Forward-Looking Statements and can be affected by any of the factors discussed in “Risk Factors” and “Cautions Regarding Forward-Looking Statements” in this 2022 10-K. We strongly caution investors not to place undue reliance on any of these assumptions or our cost and expense targets. Except as may be required by applicable securities laws, we are not under any obligation, and we expressly disclaim any obligation, to update or alter any assumptions, estimates, financial goals, targets, projections or other related statements that we may make.
AB Holding
AB Holding’s principal source of income and cash flow is attributable to its investment in AB Units. The AB Holding financial statements, notes to the financial statements and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AB.
Results of Operations

	Years Ended December 31			% Change
	2022	2021	2020	2022-21	2021-20
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$831,813	$1,148,623	$865,952	(27.6)%	32.6%
Weighted average equity ownership interest	36.7%	36.2%	35.6%
Equity in net income attributable to AB Unitholders	$305,504	$416,326	$308,404	(26.6)	35.0
Income taxes	31,339	30,483	29,024	2.8	5.0
Net income of AB Holding	$274,165	$385,843	$279,380	(28.9)	38.1
Diluted net income per AB Holding Unit	$2.69	$3.88	$2.88	(30.7)	34.7
Distributions per AB Holding Unit (1)	$2.95	$3.90	$2.91	(24.4)	34.0
(1)Distributions reflect the impact of AB’s non-GAAP adjustments.
AB Holding had net income of $274.2 million in 2022 compared to $385.8 million in 2021, reflecting lower net income attributable to AB Unitholders, partially offset by higher weighted average equity ownership interest. AB Holding had net income of $385.8 million in 2021 compared to $279.4 million in 2020, reflecting higher net income attributable to AB Unitholders and higher weighted average equity ownership interest.
AB Holding's partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees, brokerage commissions and direct payments for research services) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding’s effective tax rate was 10.3% in 2022, 7.3% in 2021 and 9.4% in 2020. See Note 6 to AB Holding’s financial statements in Item 8 for a further description.
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

2022 Annual Report	35

Part II
The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit are as follows:

	Years Ended December 31
	2022	2021	2020
	(in thousands, except per unit amounts)
AB non-GAAP adjustments, before taxes	$75,745	$2,959	$6,393
AB Income tax (expense) benefit on non-GAAP adjustments	(6,395)	71	(523)
AB non-GAAP adjustments, after taxes	69,350	3,030	5,870
AB Holding’s weighted average equity ownership interest in AB	36.7%	36.2%	35.6%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$25,468	$1,098	$2,090
Net income - diluted, GAAP basis	$274,167	$385,873	$279,436
Impact on AB Holding’s net income of AB non-GAAP adjustments	25,468	1,098	2,090
Adjusted net income - diluted	$299,635	$386,971	$281,526
Diluted net income per AB Holding Unit, GAAP basis	$2.69	$3.88	$2.88
Impact of AB non-GAAP adjustments	0.25	0.01	0.03
Adjusted diluted net income per AB Holding Unit	$2.94	$3.89	$2.91
The degree to which AB’s non-GAAP adjustments impact AB Holding’s net income fluctuates based on AB Holding's ownership percentage in AB.
Tax Legislation
For a discussion of tax legislation, see “Risk Factors - Structure-related Risks” in Item 1A.
Capital Resources and Liquidity
During the year ended December 31, 2022, net cash provided by operating activities was $362.6 million, compared to $355.1 million during the corresponding 2021 period. The increase primarily resulted from higher cash distributions received from AB of $9.3 million. During the year ended December 31, 2021, net cash provided by operating activities was $355.1 million, compared to $270.0 million during the corresponding 2020 period. The increase primarily resulted from higher cash distributions received from AB of $86.3 million.
During the years ended December 31, 2022, 2021 and 2020, net cash used in investing activities was $1.8 million, $3.4 million and $0.1 million, respectively, reflecting investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units and capital contributions to AB.
During the year ended December 31, 2022, net cash used in financing activities was $360.8 million, compared to $351.7 million during the corresponding 2021 period. The increase was due to cash distributions to Unitholders of $3.5 million and proceeds from exercise of compensatory options to buy AB Holding Units of $3.2 million, offset by lower capital contributions from AB of $2.3 million. During the year ended December 31, 2021, net cash used in financing activities was $351.7 million, compared to $269.9 million during the corresponding 2020 period. The increase primarily was due to higher cash distributions to Unitholders of $86.6 million, offset by higher proceeds from exercise of compensatory options to buy AB Holding Units of $3.3 million.
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

36	AllianceBernstein

Part II
Commitments and Contingencies
For a discussion of commitments and contingencies, see Note 7 to AB Holding’s financial statements in Item 8.
AB
Assets Under Management
Assets under management by distribution channel are as follows:

	As of December 31			% Change
	2022	2021	2020	2022-21	2021-20
	(in billions)
Institutions	$297.3	$337.1	$315.6	(11.8%)	6.8%
Retail	242.9	319.9	265.3	(24.1)	20.6
Private Wealth Management	106.2	121.6	105.0	(12.6)	15.8
Total	$646.4	$778.6	$685.9	(17.0)	13.5
Assets under management by investment service are as follows:

	As of December 31			% Change
	2022	2021	2020	2022-21	2021-20
	(in billions)
Equity
Actively Managed	$217.9	$287.6	$217.8	(24.2%)	32.1%
Passively Managed(1)	53.8	71.6	64.5	(24.8)	10.9
Total Equity	271.7	359.2	282.3	(24.3)	27.2
Fixed Income
Actively Managed
Taxable	190.3	246.3	263.2	(22.8)	(6.4)
Tax–exempt	52.5	57.1	50.3	(7.9)	13.6
Total	242.8	303.4	313.5	(20.0)	(3.2)
Passively Managed(1)	9.4	13.2	8.5	(28.9)	55.3
Total Fixed Income	252.2	316.6	322.0	(20.3)	(1.7)
Alternatives/Multi-Asset Solutions(2)
Actively Managed	115.8	97.3	79.1	19.1	23.0
Passively Managed(1)	6.7	5.5	2.5	21.5	116.6
Total Alternatives/Multi-Asset Solutions	122.5	102.8	81.6	19.2	25.9
Total	$646.4	$778.6	$685.9	(17.0%)	13.5%
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

2022 Annual Report	37

Part II
Changes in assets under management during 2022 and 2021 are as follows:

	Distribution Channel
	Institutions	Retail	Private Wealth Management	Total
	(in billions)
Balance as of December 31, 2021	$337.1	$319.9	$121.6	$778.6
Long-term flows:
Sales/new accounts	32.2	65.9	17.5	115.6
Redemptions/terminations	(13.3)	(66.3)	(15.8)	(95.4)
Cash flow/unreinvested dividends	(12.6)	(11.2)	—	(23.8)
Net long-term inflows (outflows)(1)	6.3	(11.6)	1.7	(3.6)
Adjustments(2)	(0.4)	—	—	(0.4)
Acquisition(3)	12.2	—	—	12.2
Transfers	(0.1)	0.1	—	—
Market depreciation	(57.8)	(65.5)	(17.1)	(140.4)
Net change	(39.8)	(77.0)	(15.4)	(132.2)
Balance as of December 31, 2022	$297.3	$242.9	$106.2	$646.4

Balance as of December 31, 2020	$315.6	$265.3	$105.0	$685.9
Long-term flows:
Sales/new accounts	31.7	100.0	18.3	150.0
Redemptions/terminations	(23.4)	(65.1)	(15.3)	(103.8)
Cash flow/unreinvested dividends	(6.0)	(14.1)	—	(20.1)
Net long-term inflows(1)	2.3	20.8	3.0	26.1
Transfers	(0.2)	0.2	—	—
Market appreciation	19.4	33.6	13.6	66.6
Net change	21.5	54.6	16.6	92.7
Balance as of December 31, 2021	$337.1	$319.9	$121.6	$778.6
(1)Net flows include $4.5 billion and $1.3 billion of AXA redemptions for 2022 and 2021, respectively.
(2)Approximately $0.4 billion of Institutional AUM was removed from our total assets under management during the second quarter of 2022 due to a change in the fee structure.
(3)The CarVal acquisition added approximately $12.2 billion of Institutional AUM in the third quarter of 2022.

38	AllianceBernstein

Part II

	Investment Service
	Equity Actively Managed	Equity Passively Managed(1)	Fixed Income Actively Managed- Taxable	Fixed Income Actively Managed-Tax- Exempt	Fixed Income Passively Managed(1)	Alternatives/ Multi-Asset Solutions(2)	Total
	(in billions)
Balance as of December 31, 2021	$287.6	$71.6	$246.3	$57.1	$13.2	$102.8	$778.6
Long-term flows:
Sales/new accounts	46.0	1.8	25.5	16.0	(0.1)	26.4	115.6
Redemptions/terminations	(39.0)	(3.1)	(32.6)	(15.0)	(1.5)	(4.2)	(95.4)
Cash flow/unreinvested dividends	(9.7)	(4.0)	(10.8)	(0.4)	0.3	0.8	(23.8)
Net long-term (outflows) inflows(3)	(2.7)	(5.3)	(17.9)	0.6	(1.3)	23.0	(3.6)
Adjustments(4)	—	—	—	—	—	(0.4)	(0.4)
Acquisition(5)	—	—	—	—	—	12.2	12.2
Market (depreciation)	(67.0)	(12.5)	(38.1)	(5.2)	(2.5)	(15.1)	(140.4)
Net change	(69.7)	(17.8)	(56.0)	(4.6)	(3.8)	19.7	(132.2)
Balance as of December 31, 2022	$217.9	$53.8	$190.3	$52.5	$9.4	$122.5	$646.4

Balance as of December 31, 2020	$217.8	$64.5	$263.2	$50.3	$8.5	$81.6	$685.9
Long-term flows:
Sales/new accounts	72.9	1.4	44.9	13.5	4.6	12.7	150.0
Redemptions/terminations	(39.6)	(1.1)	(52.6)	(7.8)	(0.4)	(2.3)	(103.8)
Cash flow/unreinvested dividends	(11.4)	(7.8)	(2.2)	0.3	0.8	0.2	(20.1)
Net long-term inflows (outflows)(3)	21.9	(7.5)	(9.9)	6.0	5.0	10.6	26.1
Market appreciation (depreciation)	47.9	14.6	(7.0)	0.8	(0.3)	10.6	66.6
Net change	69.8	7.1	(16.9)	6.8	4.7	21.2	92.7
Balance as of December 31, 2021	$287.6	$71.6	$246.3	$57.1	$13.2	$102.8	$778.6
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.
(3)Net flows include $4.5 billion and $1.3 billion of AXA redemptions for 2022 and 2021, respectively.
(4)Approximately $0.4 billion of Institutional AUM was removed from our total assets under management during the second quarter of 2022 due to a change in the fee structure.
(5)The CarVal acquisition added approximately $12.2 billion of Institutional AUM in the third quarter of 2022.

2022 Annual Report	39

Part II
Net long-term (outflows) inflows for actively managed investment services as compared to passively managed investment services during 2022 and 2021 are as follows:

	Years Ended December 31
	2022	2021
	(in billions)
Actively Managed
Equity	$(2.7)	$21.9
Fixed Income	(17.3)	(3.9)
Alternatives/Multi- Asset Solutions	20.9	8.3
Total	0.9	26.3

Passively Managed
Equity	(5.3)	(7.5)
Fixed Income	(1.3)	5.0
Alternatives/Multi- Asset Solutions	2.1	2.3
Total	(4.5)	(0.2)

Total net long-term (outflows) inflows	$(3.6)	$26.1
Average assets under management by distribution channel and investment service are as follows:

	Years Ended December 31			% Change
	2022	2021	2020	2022-21	2021-20
	(in billions)
Distribution Channel:
Institutions	$308.4	$325.7	$285.9	(5.3%)	13.9%
Retail	267.8	291.0	236.5	(8.0)	23.0
Private Wealth Management	110.3	114.1	97.1	(3.3)	17.5
Total	$686.5	$730.8	$619.5	(6.1)	18.0
Investment Service:
Equity Actively Managed	$239.7	$252.2	$179.8	(4.9)	40.2
Equity Passively Managed(1)	60.4	68.7	57.1	(12.1)	20.5
Fixed Income Actively Managed – Taxable	210.0	253.1	254.4	(17.1)	(0.5)
Fixed Income Actively Managed – Tax-exempt	54.1	53.8	47.9	0.6	12.3
Fixed Income Passively Managed(1)	11.5	9.6	9.4	20.2	1.4
Alternatives/Multi-Asset Solutions(2)	110.8	93.4	70.9	18.6	31.7
Total	$686.5	$730.8	$619.5	(6.1)	18.0
(1)Includes index and enhanced index services.
(2)Includes certain multi-asset solutions and services not included in equity or fixed income services.

40	AllianceBernstein

Part II
During 2022, our Institutional channel average AUM of $308.4 billion decreased $17.3 billion, or 5.3%, compared to 2021, primarily due to this AUM decreasing $39.8 billion, or 11.8%, to $297.3 billion from December 31, 2021. The $39.8 billion decrease in AUM resulted primarily from market depreciation of $57.8 billion, partially offset by an addition of $12.2 billion due to the acquisition of CarVal and net inflows of $6.3 billion. During 2021, our Institutional channel average AUM of $325.7 billion increased $39.8 billion, or 13.9%, compared to 2020, primarily due to this AUM increasing $21.5 billion, or 6.8%, to $337.1 billion during 2021. The $21.5 billion increase in AUM resulted primarily from market appreciation of $19.4 billion and net inflows of $2.3 billion.
During 2022, our Retail channel average AUM of $267.8 billion decreased $23.2 billion, or 8.0%, compared to 2021, primarily due to this AUM decreasing $77.0 billion, or 24.1%, to $242.9 billion from December 31, 2021. The $77.0 billion decrease in AUM resulted primarily from market depreciation of $65.5 billion and net outflows of $11.6 billion. During 2021, our Retail channel average AUM of $291.0 billion increased $54.5 billion, or 23.0%, compared to 2020, primarily due to this AUM increasing $54.6 billion, or 20.6%, to $319.9 billion during 2021. The $54.6 billion increase in AUM resulted primarily from market appreciation of $33.6 billion and net inflows of $20.8 billion.
During 2022, our Private Wealth Management channel average AUM of $110.3 billion decreased $3.8 billion, or 3.3%, compared to 2021, primarily due to this AUM decreasing $15.4 billion, or 12.6%, to $106.2 billion from December 31, 2021. The $15.4 billion decrease in AUM resulted from market depreciation of $17.1 billion, offset by net inflows of $1.7 billion. During 2021, our Private Wealth Management channel average AUM of $114.1 billion increased $17.0 billion, or 17.5%, compared to 2020, primarily due to this AUM increasing $16.6 billion, or 15.8%, to $121.6 billion during 2021. The $16.6 billion increase in AUM resulted primarily from market appreciation of $13.6 billion and net inflows of $3.0 billion.
Absolute investment composite returns, gross of fees, and relative performance as of December 31, 2022 compared to benchmarks for certain representative Institutional equity and fixed income services are as follows:

	1-Year	3-Year(1)	5-Year(1)
Global High Income - Hedged (fixed income)
Absolute return	(11.1%)	(1.2%)	1.3%
Relative return (vs. Bloomberg Barclays Global High Yield Index - Hedged)	(0.1)	—	0.1
Global Plus - Hedged (fixed income)
Absolute return	(11.6)	(2.3)	0.5
Relative return (vs. Bloomberg Barclays Global Aggregate Index - Hedged)	(0.4)	0.3	0.2
Intermediate Municipal Bonds (fixed income)
Absolute return	(5.2)	0.2	1.6
Relative return (vs. Lipper Short/Int. Blended Muni Fund Avg)	0.2	0.7	0.7
U.S. Strategic Core Plus (fixed income)
Absolute return	(13.3)	(2.3)	0.4
Relative return (vs. Bloomberg Barclays U.S. Aggregate Index)	(0.3)	0.4	0.4
Emerging Market Debt (fixed income)
Absolute return	(18.4)	(4.7)	(1.4)
Relative return (vs. JPM EMBI Global/JPM EMBI)	(1.9)	(0.2)	(0.4)
Sustainable Global Thematic
Absolute return	(26.5)	8.6	8.9
Relative return (vs. MSCI ACWI Index)	(8.1)	4.6	3.7

2022 Annual Report	41

Part II

	1-Year	3-Year(1)	5-Year(1)
International Strategic Core Equity
Absolute return	(13.9)	0.7	2.3
Relative return (vs. MSCI EAFE Index)	0.6	(0.2)	0.8
U.S. Small & Mid Cap Value
Absolute return	(15.2)	6.7	4.8
Relative return (vs. Russell 2500 Value Index)	(2.1)	1.5	—
U.S. Strategic Value
Absolute return	(6.1)	7.0	5.0
Relative return (vs. Russell 1000 Value Index)	1.4	1.0	(1.6)
U.S. Small Cap Growth
Absolute return	(38.4)	2.0	7.8
Relative return (vs. Russell 2000 Growth Index)	(12.0)	1.3	4.3
U.S. Large Cap Growth
Absolute return	(28.3)	7.9	11.8
Relative return (vs. Russell 1000 Growth Index)	0.8	0.1	0.8
U.S. Small & Mid Cap Growth
Absolute return	(35.5)	3.6	7.1
Relative return (vs. Russell 2500 Growth Index)	(9.3)	0.7	1.2
Concentrated U.S. Growth
Absolute return	(23.3)	7.3	12.2
Relative return (vs. S&P 500 Index)	(5.2)	(0.3)	2.8
Select U.S. Equity
Absolute return	(13.0)	10.0	10.7
Relative return (vs. S&P 500 Index)	5.1	2.3	1.3
Strategic Equities
Absolute return	(19.8)	5.9	7.5
Relative return (vs. Russell 3000 Index)	(0.6)	(1.2)	(1.2)
Global Core Equity
Absolute return	(19.5)	2.2	5.6
Relative return (vs. MSCI ACWI Index)	(1.2)	(1.8)	0.4
U.S. Strategic Core Equity
Absolute return	(9.4)	7.1	9.8
Relative return (vs. S&P 500 Index)	8.7	(0.6)	0.4
Select U.S. Equity Long/Short
Absolute return	(8.6)	6.8	7.6
Relative return (vs. S&P 500 Index)	9.5	(0.9)	(1.8)
Global Strategic Core Equity
Absolute return	(10.7)	5.0	7.3
Relative return (vs. S&P 500 Index)	7.5	—	1.2
(1)Reflects annualized returns.

42	AllianceBernstein

Part II
Consolidated Results of Operations

	Years Ended December 31			% Change
	2022	2021	2020	2022-21	2021-20
	(in thousands, except per unit amounts)
Net revenues	$4,054,290	$4,441,602	$3,708,536	(8.7)%	19.8%
Expenses	3,239,194	3,225,140	2,801,100	0.4	15.1
Operating income	815,096	1,216,462	907,436	(33.0)	34.1
Income taxes	39,639	62,728	45,653	(36.8)	37.4
Net income	775,457	1,153,734	861,783	(32.8)	33.9
Net (loss) income of consolidated entities attributable to non-controlling interests	(56,356)	5,111	(4,169)	n/m	n/m
Net income attributable to AB Unitholders	$831,813	$1,148,623	$865,952	(27.6)	32.6
Diluted net income per AB Unit	$3.01	$4.18	$3.19	(28.0)	31.0
Distributions per AB Unit	$3.26	$4.19	$3.20	(22.2)	30.9
Operating margin(1)	21.5%	27.3%	24.6%
(1)Operating income excluding net (loss) income attributable to non-controlling interests as a percentage of net revenues.
Net income attributable to AB Unitholders for the year ended December 31, 2022 decreased $316.8 million from the year ended December 31, 2021. The decrease primarily is due to (in millions):

Lower base advisory fees	$(123.6)
Higher investment losses	(101.8)
Lower performance-based fees	(99.9)
Higher general and administrative expenses	(86.0)
Lower distribution revenues	(45.0)
Lower Bernstein Research Services revenue	(35.7)
Lower promotion and servicing expenses	60.1
Higher net loss of consolidated entities attributable to non-controlling interest	61.5
Lower employee compensation and benefits	49.4
Other	4.2
$(316.8)
Net income attributable to AB Unitholders for the year ended December 31, 2021 increased $282.7 million from the year ended December 31, 2020. The increase primarily was due to (in millions):

Higher base advisory fees	$486.6
Higher distribution revenues	122.5
Higher performance-based fees	112.5
Higher employee compensation and benefits	(221.8)
Higher promotion and servicing expenses	(153.5)
Higher general and administrative expenses	(64.5)
Other	0.9
$282.7

2022 Annual Report	43

Part II

Units Outstanding

Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC, as well as certain price, market volume and timing constraints specified in the plan. There was no plan adopted during the fourth quarter of 2022. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.

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

44	AllianceBernstein

Part II

	Years Ended December 31
	2022	2021	2020
	(in thousands)
Net revenues, US GAAP basis	$4,054,290	$4,441,602	$3,708,536
Adjustments:
Distribution-related adjustments:
Distribution revenues	(607,195)	(652,240)	(529,781)
Investment advisory services fees	(57,139)	(90,242)	(66,858)
Pass-through adjustments:
Investment advisory services fees	(65,116)	(40,628)	(18,279)
Other revenues	(38,959)	(37,209)	(39,333)
Impact of consolidated company-sponsored funds	57,436	(6,933)	954
Incentive compensation-related items	(7,083)	(6,694)	(6,772)
Write-down of investment	—	1,880	859
Adjusted net revenues	$3,336,234	$3,609,536	$3,049,326
Operating income, US GAAP basis	$815,096	$1,216,462	$907,436
Adjustments:
Real estate	(825)	(3,162)	2,880
Incentive compensation-related items	3,461	687	(83)
EQH award compensation	606	940	802
Write-down of investment	—	1,880	859
Acquisition-related expenses	72,503	2,614	1,935
Sub-total of non-GAAP adjustments	75,745	2,959	6,393
Less: Net (loss) income of consolidated entities attributable to non-controlling interests	(56,356)	5,111	(4,169)
Adjusted operating income	947,197	1,214,310	917,998
Adjusted income taxes	46,034	62,658	46,176
Adjusted net income	$901,163	$1,151,652	$871,822
Diluted net income per AB Unit, GAAP basis	$3.01	$4.18	$3.19
Impact of non-GAAP adjustments	0.25	0.02	0.02
Adjusted diluted net income per AB Unit	$3.26	$4.20	$3.21
Operating margin, GAAP basis	21.5%	27.3%	24.6%
Impact of non-GAAP adjustments	6.9	6.3	5.5
Adjusted operating margin	28.4%	33.6%	30.1%
Adjusted operating income for the year ended December 31, 2022 decreased $267.1 million, or 22.0%, from the year ended December 31, 2021, primarily due to lower performance-based fees of $130.9 million, lower investment advisory base fees of $99.1 million, lower Bernstein Research Services revenue of $35.7 million and higher general and administrative expenses of $32.3 million, partially offset by lower employee compensation and benefits expense of $58.4 million.
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

2022 Annual Report	45

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
We adjust investment advisory and services fees and other revenues for pass through costs, primarily related to our transfer agent and shareholder servicing fees. Also, we adjust for certain performance-based fees passed through to our investment advisors. These fees do not affect operating income, as such, we exclude these fees from adjusted net revenues.
We adjust for the revenue impact of consolidating company-sponsored investment funds by eliminating the consolidated company-sponsored investment funds' revenues and including AB's fees from such consolidated company-sponsored investment funds and AB's investment gains and losses on its investments in such consolidated company-sponsored investment funds that were eliminated in consolidation.
Adjusted net revenues exclude investment gains and losses and dividends and interest on employee long-term incentive compensation-related investments. Also, we adjust for certain acquisition-related pass-through performance-based fees and performance related compensation.
During the fourth quarter of 2021, we wrote down an equity method investment; this write-down brought the investment balance to zero. Additionally, during the first quarter of 2020, we wrote-down an investment that had been received in exchange for the sale of software technology; the write-down brought the investment balance to zero. Previously, we had been excluding the investment from adjusted net revenues.
Adjusted Operating Income
Adjusted operating income represents operating income on a US GAAP basis excluding (1) real estate charges (credits), (2) the impact on net revenues and compensation expense of the investment gains and losses (as well as the dividends and interest) associated with employee long-term incentive compensation-related investments, (3) the equity compensation paid by EQH to certain AB executives, as discussed below, (4) the write-down of investments (discussed immediately above), (5) acquisition-related expenses and (6) the impact of consolidated company-sponsored investment funds.
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
The board of directors of EQH granted to Seth Bernstein, our CEO, equity awards in connection with EQH's IPO. Additionally, equity awards were granted to Mr. Bernstein and other AB executives for their membership on the EQH Management Committee. These individuals may receive additional equity or cash compensation from EQH in the future related to their service on the Management Committee. Any awards granted to these individuals by EQH are recorded as compensation expense in AB’s consolidated statement of income. The compensation expense associated with these awards has been excluded from our non-GAAP measures because they are non-cash and are based upon EQH's, and not AB's, financial performance.
The write-down of investments discussed above in Adjusted Net Revenues have been excluded due to their non-recurring nature and because they are not part of our core operating results.

46	AllianceBernstein

Part II
Acquisition-related expenses have been excluded because they are not considered part of our core operating results when comparing financial results from period to period and to industry peers. Acquisition-related expenses include professional fees and the recording of changes in estimates to contingent payment arrangements associated with our acquisitions. Beginning in the first quarter of 2022, acquisition-related expenses also include certain compensation-related expenses, amortization of intangible assets for contracts acquired and accretion expense with respect to contingent payment arrangements. During 2022 and 2021, these expenses included an intangible asset impairment charge of $5.6 million and $1.0 million, respectively, related to various historical acquisitions.
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

2022 Annual Report	47

Part II
Net Revenues
The components of net revenues are as follows:

	Years Ended December 31			% Change
	2022	2021	2020	2022-21	2021-20
	(in thousands)
Investment advisory and services fees:
Institutions:
Base fees	$581,987	$540,478	$458,449	7.7%	17.9%
Performance-based fees	77,299	45,580	53,351	69.6	(14.6)
	659,286	586,058	511,800	12.5	14.5
Retail:
Base fees	1,321,645	1,442,178	1,186,560	(8.4)	21.5
Performance-based fees	1,564	50,669	24,412	(96.9)	107.6
	1,323,209	1,492,847	1,210,972	(11.4)	23.3
Private Wealth Management:
Base fees	922,159	966,749	817,801	(4.6)	18.2
Performance-based fees	66,384	148,870	54,863	(55.4)	171.3
	988,543	1,115,619	872,664	(11.4)	27.8
Total:
Base fees	2,825,791	2,949,405	2,462,810	(4.2)	19.8
Performance-based fees	145,247	245,119	132,626	(40.7)	84.8
	2,971,038	3,194,524	2,595,436	(7.0)	23.1
Bernstein Research Services	416,273	452,017	459,744	(7.9)	(1.7)
Distribution revenues	607,195	652,240	529,781	(6.9)	23.1
Dividend and interest income	123,091	38,734	50,923	n/m	(23.9)
Investment (losses) gains	(102,413)	(636)	(16,401)	n/m	(96.1)
Other revenues	105,544	108,409	104,703	(2.6)	3.5
Total revenues	4,120,728	4,445,288	3,724,186	(7.3)	19.4
Less: Interest expense	66,438	3,686	15,650	n/m	(76.4)
Net revenues	$4,054,290	$4,441,602	$3,708,536	(8.7)	19.8
Investment Advisory and Services Fees
Investment advisory and services fees are the largest component of our revenues. These fees generally are calculated as a percentage of the value of AUM as of a specified date, or as a percentage of the value of average AUM for the applicable billing period, and vary with the type of investment service, the size of account and the total amount of assets we manage for a particular client. Accordingly, fee income generally increases or decreases as AUM increase or decrease and is affected by market appreciation or depreciation, the addition of new client accounts or client contributions of additional assets to existing accounts, withdrawals of assets from and termination of client accounts, purchases and redemptions of mutual fund shares, shifts of assets between accounts or products with different fee structures, and acquisitions. Our average basis points realized (investment advisory and services fees divided by average AUM) generally approximate 30 to 105 basis points for actively managed equity services, 10 to 70 basis points for actively-managed fixed income services and 2 to 50 basis points for passively managed services. Average basis points realized for other services could range from 3 basis points for certain Institutional third party managed services to over 150 basis points for certain Retail and Private Wealth Management alternative services. These ranges include all-inclusive fee arrangements (covering investment management, trade execution and other services) for our Private Wealth Management clients.
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

48	AllianceBernstein

Part II
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
The Valuation Committee, which consists of senior officers and employees, is responsible for overseeing the pricing and valuation of all investments held in client and AB portfolios. The Valuation Committee has adopted a Statement of Pricing Policies describing principles and policies that apply to pricing and valuing investments held in these portfolios. We also have a Pricing Group, which is overseen by the Valuation Committee and is responsible for managing the pricing process for all investments.
We sometimes charge our clients performance-based fees. In these situations, we charge a base advisory fee and are eligible to earn an additional performance-based fee or incentive allocation that is calculated as either a percentage of absolute investment results or a percentage of investment results in excess of a stated benchmark over a specified period of time. Some performance-based fees include a high-watermark provision, which generally provides that if a client account underperforms relative to its performance target (whether absolute or relative to a specified benchmark), it must gain back such underperformance before we can collect future performance-based fees. Therefore, if we fail to achieve our performance target for a particular period, we will not earn a performance-based fee for that period and, for accounts with a high-watermark provision, our ability to earn future performance-based fees will be impaired. We are eligible to earn performance-based fees on 10.6%, 9.2% and 0.5% of the assets we manage for institutional clients, private wealth clients and retail clients, respectively (in total, 6.6% of our AUM).
Our investment advisory and services fees decreased by $223.5 million, or 7.0%, in 2022, due to a $123.6 million, or 4.2%, decrease in base fees and a $99.9 million decrease in performance-based fees. The decrease in base fees is primarily due to a 6.1% decrease in average AUM, partially offset by a slight increase in our portfolio fee rate. Our investment advisory and services fees increased by $599.1 million, or 23.1%, in 2021, due to a $486.6 million, or 19.8%, increase in base fees and a $112.5 million increase in performance-based fees. The increase in base fees was primarily due to a 18.0% increase in average AUM, as well as a slight increase in our portfolio fee rate.
Performance-based fees decreased $99.9 million, or 40.7%, in 2022, primarily due to lower performance-based fees earned on Financial Services Opportunities fund, U.S. Select Equity fund, Arya Partners fund and Private Credit Services fund, partially offset by higher U.S. Real Estate Funds fees. Performance-based fees increased $112.5 million, or 84.8%, in 2021, primarily due to higher performance-based fees earned on Private Credit Services, U.S. Real Estate Funds, Financial Services Opportunities and U.S. Select Equity, partially offset by lower Arya Partners fees.
Institutional investment advisory and services fees increased $73.2 million, or 12.5%, in 2022, due to an increase in base fees of $41.5 million, or 7.7%, and an increase in performance-based fees of $31.7 million. The increase in base fees is primarily due to a higher portfolio fee rate, partially offset by a 5.3% decrease in average AUM. Institutional investment advisory and services fees increased $74.3 million, or 14.5%, in 2021, due to an increase in base fees of $82.0 million, or 17.9%, partially offset by a decrease in in performance-based fees of $7.8 million. The increase in base fees was primarily due to a 13.9% increase in average AUM, an increase in portfolio fee rate and a shift in product mix from fixed income to active equities and alternatives, which generally earn higher fees.
Retail investment advisory and services fees decreased $169.6 million, or 11.4%, in 2022, due to a decrease in base fees of $120.5 million, or 8.4%, and a $49.1 million decrease in performance-based fees. The decrease in base fees is primarily due to a 8.0% decrease in average AUM. Retail investment advisory and services fees increased $281.9 million, or 23.3%, in 2021, due to an increase in base fees of $255.6 million, or 21.5%, and a $26.3 million increase in performance-based fees. The increase in base fees is primarily due to a 23.0% increase in average AUM.
Private Wealth Management investment advisory and services fees decreased by $127.1 million, or 11.4%, in 2022, due to a decrease in base fees of $44.6 million, or 4.6%, and an $82.5 million decrease in performance-based fees. The decrease in base fees is primarily due to a 3.3% decrease in average AUM. Private Wealth Management investment advisory and services fees increased $243.0 million, or 27.8%, in 2021, due to an increase in base fees of $148.9 million, or 18.2%, and a $94.0 million increase in performance-based fees. The increase in base fees is primarily due to a 17.5% increase in average AUM.
Bernstein Research Services
We earn revenues for providing investment research to, and executing brokerage transactions for, institutional clients. These clients compensate us principally by directing us to execute brokerage transactions on their behalf, for which we earn commissions, and to a lesser extent, but increasingly, by paying us directly for research through commission sharing agreements or cash payments. In the fourth quarter of 2022, AB and SocGen, a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses. As a result, the BRS business has been classified as held for sale. For further discussion, see Note 24 Acquisitions and Divestitures to our consolidated financial statements in Item 8.

2022 Annual Report	49

Part II
Revenues from Bernstein Research Services decreased $35.7 million, or 7.9%, in 2022. The decrease was driven by significantly lower customer trading activity in Europe and Asia due to local market conditions.
Revenues from Bernstein Research Services decreased $7.7 million, or 1.7%, in 2021. The decrease was due to lower trading activity driven by lower global market volatility as compared to the COVID-related volatility in 2020. This was partially offset by higher research payments across Bernstein and Autonomous Research products.
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
Distribution revenues decreased $45.0 million, or 6.9%, in 2022, primarily due to the corresponding average AUM of these mutual funds decreasing 12.4%, partially offset by a shift in product mix from mutual funds with lower distribution rates to mutual funds with higher distribution rates. Distribution revenues increased $122.5 million, or 23.1%, in 2021, primarily due to the corresponding average AUM of these mutual funds increasing 17.2%.
Dividend and Interest Income and Interest Expense
Dividend and interest income consists primarily of investment income and interest earned on customer margin balances and U.S. Treasury Bills as well as dividend and interest income in our consolidated company-sponsored investment funds. Interest expense principally reflects interest accrued on cash balances in customers’ brokerage accounts.
Dividend and interest income increased $84.4 million in 2022, primarily due to higher interest earned on customer margin balances, higher interest earned on U.S. Treasury Bills as well as higher dividend and interest income in our consolidated company-sponsored investment funds. Interest expense increased $62.8 million in 2022, due to higher interest paid on cash balances in customers' brokerage accounts.
Dividend and interest income decreased $12.2 million, or 23.9%, in 2021, primarily due to lower interest earned on U.S. Treasury Bills as well as lower dividend and interest income in our consolidated company-sponsored investment funds. Interest expense decreased $12.0 million, or 76.4%, in 2021, due to lower interest paid on cash balances in customers' brokerage accounts.

50	AllianceBernstein

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
Investment gains (losses) are as follows:

	Years Ended December 31
	2022	2021	2020
	(in thousands)
Long-term incentive compensation-related investments:
Realized gains	$1,345	$2,213	$2,655
Unrealized (losses) gains	(10,626)	2,446	2,914

Investments held by consolidated company-sponsored investment funds:
Realized (losses) gains	(46,293)	(2,341)	3,357
Unrealized (losses)	(73,194)	(1,882)	(854)

Seed capital investments:
Realized gains (losses)
Seed capital and other	17,272	20,263	25,002
Derivatives	41,236	(22,313)	(30,343)
Unrealized (losses) gains
Seed capital and other	(31,261)	(6,907)	(12,387)
Derivatives	(177)	8,992	(5,220)

Brokerage-related investments:
Realized (losses)	(1,384)	(829)	(1,188)
Unrealized gains (losses)	669	(278)	(337)
	$(102,413)	$(636)	$(16,401)
Other Revenues
Other revenues consist of fees earned for transfer agency services provided to company-sponsored mutual funds, fees earned for administration and recordkeeping services provided to company-sponsored mutual funds and the General Accounts of EQH and its subsidiaries, and other miscellaneous revenues. Other revenues decreased $2.9 million, or 2.6%, in 2022, primarily due to lower shareholder servicing fees. Other revenues increased $3.7 million, or 3.5%, in 2021, primarily due to higher shareholder servicing fees, partially offset by lower brokerage income.

2022 Annual Report	51

Part II
Expenses
The components of expenses are as follows:

	Years Ended December 31			% Change
	2022	2021	2020	2022-21	2021-20
	(in thousands)
Employee compensation and benefits	1,666,636	$1,716,013	$1,494,198	(2.9)%	14.8%
Promotion and servicing:
Distribution-related payments	629,572	708,117	569,283	(11.1)	24.4
Amortization of deferred sales commissions	34,762	34,364	27,355	1.2	25.6
Trade execution, marketing, T&E and other	215,556	197,486	189,787	9.2	4.1
	879,890	939,967	786,425	(6.4)	19.5
General and administrative	641,635	555,608	491,070	15.5	13.1
Contingent payment arrangements	6,563	2,710	1,855	142.2	46.1
Interest on borrowings	17,906	5,145	6,180	n/a	(16.7)
Amortization of intangible assets	26,564	5,697	21,372	n/a	(73.3)
Total	$3,239,194	$3,225,140	$2,801,100	0.4	15.1
Employee Compensation and Benefits
Employee compensation and benefits consist of base compensation (including salaries and severance), annual short-term incentive compensation awards (cash bonuses), annual long-term incentive compensation awards, commissions, fringe benefits and other employment costs (including recruitment, training, temporary help and meals).
Compensation expense as a percentage of net revenues was 41.1%, 38.6% and 40.3% for the years ended December 31, 2022, 2021 and 2020, respectively. Compensation expense generally is determined on a discretionary basis and is primarily a function of our firm’s current-year financial performance. The amounts of incentive compensation we award are designed to motivate, reward and retain top talent while aligning our executives' interests with the interests of our Unitholders. Senior management, together with the Compensation and Workplace Practices Committee of the Board of Directors of AllianceBernstein Corporation (“Compensation Committee”), continue to believe that the appropriate metric to consider in determining the amount of incentive compensation is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues. Adjusted net revenues used in the adjusted compensation ratio are the same as the adjusted net revenues presented as a non-GAAP measure (discussed earlier in this Item 7). Adjusted employee compensation and benefits expense is total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals (which were 1.1%, 0.9% and 0.9% of adjusted net revenues for 2022, 2021 and 2020, respectively), and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments and the amortization expense associated with the awards issued by EQH to some of our firm's executives relating to their roles as members of the EQH Management Committee. Senior management, with the approval of the Compensation Committee, has established as an objective that adjusted employee compensation and benefits expense, excluding the impact of performance-based fees, generally should not exceed 50% of our adjusted net revenues in any year, except in unexpected or unusual circumstances. Our ratios of adjusted compensation expense as a percentage of adjusted net revenues were 48.4%, 46.5% and 47.9%, respectively, for the years ended December 31, 2022, 2021 and 2020.
In 2022, employee compensation and benefits expense decreased $49.4 million, or 2.9%, primarily due to lower incentive compensation of $107.7 million, partially offset by higher base compensation of $39.8 million, higher commissions of $12.7 million and higher other employment costs of $5.3 million. In 2021, employee compensation and benefits expense increased $221.8 million, or 14.8%, primarily due to higher incentive compensation of $124.6 million, higher base compensation of $48.9 million, higher commissions of $25.0 million, higher fringes of $20.1 million and higher other employment costs of $3.3 million.
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

52	AllianceBernstein

Part II
Promotion and servicing expenses decreased $60.1 million, or 6.4%, in 2022. The decrease was primarily due to lower distribution-related payments of $78.5 million, lower transfer fees of $4.9 million and lower trade execution and clearance expenses of $3.1 million, partially offset by higher travel and entertainment expenses of $15.4 million and higher firm meeting expenses of $8.8 million. Promotion and servicing expenses increased $153.5 million, or 19.5%, in 2021. The increase primarily was due to higher distribution-related payments of $138.8 million, higher transfer fees of $10.1 million, higher amortization of deferred sales commissions of $7.0 million and higher marketing expenses of $4.9 million, partially offset by lower trade execution and clearance expenses of $7.4 million.
General and Administrative
General and administrative expenses include portfolio services fees, technology fees, professional fees and office-related expenses (occupancy, communications and similar expenses). General and administrative expenses as a percentage of net revenues were 15.8%, 12.5% and 13.2% for the years ended December 31, 2022, 2021 and 2020, respectively. General and administrative expenses increased $86.0 million, or 15.5%, in 2022. The increase was primarily due to higher professional fees of $27.3 million, higher portfolio services fees of $21.3 million, higher technology fees of $19.1 million, a valuation adjustment of $7.4 million associated with the classification of BRS as held for sale, higher office-related expenses of $6.9 million and a $5.6 million impairment of certain acquisition related intangible assets. General and administrative expenses increased $64.5 million, or 13.1%, in 2021. The increase was primarily due to higher portfolio services of $34.0 million, higher technology fees of $14.3 million, higher office-related expenses of $7.6 million, higher professional fees of $6.6 million and an unfavorable foreign exchange translation impact of $5.2 million, partially offset by lower charitable contributions of $4.9 million.
Contingent Payment Arrangements
Contingent payment arrangements reflect changes in estimates of contingent payment liabilities associated with acquisitions in current and previous periods, as well as accretion expense of these liabilities. In 2022, we recognized $6.6 million in accretion expense related to our contingent considerations payable. The expense of $2.7 million for 2021 reflects accretion expense of $3.3 million, offset by the change in estimate of the contingent consideration payable relating to our 2016 acquisition of $0.6 million.
Interest on Borrowings
Interest expense increased $12.8 million in 2022, reflecting higher interest rates on borrowings and higher weighted average borrowings. Average daily borrowings for the EQH facilities and commercial paper were $845.5 million at a weighted average interest rate of 1.7% during 2022 compared to $561.6 million and 0.2% during 2021.
Interest expense decreased $1.0 million, or 16.7%, in 2021, reflecting lower interest rates partially offset by higher weighted average borrowings. Average daily borrowings for both the EQH facility and commercial paper were $561.6 million at a weighted average interest rate of 0.2% during 2021 compared to $554.0 million and 0.5% during 2020.
Amortization of Intangible Assets
Amortization of intangible assets reflects our amortization of costs assigned to acquired investment management contracts with a finite life. These assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life. On July 1, 2022, AB acquired CarVal, which resulted in recording of $303.0 million of finite-lived intangible assets primarily relating to investment management contracts and investor relationships with useful lives ranging from 5 to 10 years (see Note 24 Acquisitions and Divestitures to our consolidated financial statements in Item 8). Amortization of intangible assets increased $20.9 million in 2022. The increase was primarily due to the acquired intangible assets associated with the CarVal acquisition. Amortization of intangible assets decreased $15.7 million, or 73.3%, in 2021. The decrease in the prior year was primarily due to the full amortization of intangible assets related to the Bernstein acquisition.
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
Income tax expense decreased $23.1 million, or 36.8%, in 2022 compared to 2021. This decrease is due to lower pre-tax book income and one-time discrete items which resulted in a lower effective tax rate in 2022 of 4.9% compared to 5.2% in 2021.
Income tax expense decreased $17.1 million, or 37.4%, in 2021 compared to 2020. This increase is due to higher pre-tax book income which resulted in a higher effective tax rate in 2021 of 5.2% compared to 5.0% in 2020.

2022 Annual Report	53

Part II
Net (Loss) Income of Consolidated Entities Attributable to Non-Controlling Interests
Net (loss) income of consolidated entities attributable to non-controlling interests primarily consists of limited partner interests owned by other investors in our consolidated company-sponsored investment funds. In 2022, we had $56.4 million of net loss of consolidated entities attributable to non-controlling interests, primarily due to losses on investments held by our consolidated company-sponsored investment funds. In 2021, we had $5.1 million of net income of consolidated entities attributable to non-controlling interests, primarily due to gains on investments held by our consolidated company-sponsored investment funds. In 2020 we had $4.2 million of net losses of consolidated entities attributable to non-controlling interests, primarily due to losses on investments held by our consolidated company-sponsored investment funds.
Capital Resources and Liquidity
Cash flows from operating activities primarily include the receipt of investment advisory and services fees and other revenues offset by the payment of operating expenses incurred in the normal course of business. Our cash flows from operating activities have historically been positive and sufficient to support our operations. We do not anticipate this to change in the foreseeable future. Cash flows from investing activities generally consist of small capital expenditures and, when applicable, business acquisitions. Cash flows from financing activities primarily consist of issuance and repayment of debt and the repurchase of AB Holding units to fund our long-term deferred compensation plans. We are required to distribute all of our Available Cash Flow to our Unitholders and the General Partner.
During 2022, net cash provided by operating activities was $1.1 billion, compared to $1.3 billion during 2021. The change primarily was due to lower earnings of $265.1 million (after non-cash reconciling items), a decrease in accrued compensation of $200.8 million and a decrease in broker-dealer related payables (net of receivable and segregated U.S. Treasury Bills activity) of $169.2 million, partially offset by net activity of our consolidated company-sponsored investment funds of $252.0 million and an increase in fees receivable of $193.3 million. During 2021, net cash provided by operating activities was $1.3 billion, compared to $1.5 billion during 2020. The change primarily was due to net activity of our consolidated company-sponsored investment funds of $560.6 million, an increase in other assets of $75.7 million and higher net purchases of broker-dealer investments of $33.3 million, partially offset by higher earnings of $346.2 million, an increase in broker-dealer related payables (net of receivable and segregated U.S. Treasury Bills activity) of $72.9 million and an increase in accounts payable and accrued expenses of $25.2 million.
During 2022, net cash used in investing activities was $22.0 million, compared to $65.7 million during 2021. The change is primarily due the acquisition of CarVal, net cash acquired of $40.3 million in 2022. During 2021, net cash used in investing activities was $65.7 million, compared to $59.1 million during 2020. The change is primarily due to higher purchases of furniture, equipment and leasehold improvements of $20.4 million, partially offset by lower cash paid for acquisitions, net of cash acquired, of $9.8 million and lower purchases of equity method investments of $4.1 million.
During 2022, net cash used in financing activities was $1.1 billion, compared to $0.9 billion during 2021. The change reflects lower net purchases of non-controlling interests of consolidated company-sponsored investment funds in 2022 of $309.9 million, repayment of CarVal debt subsequent to acquisition of $42.7 million and an decrease in overdrafts payable of $41.6 million, partially offset by higher net borrowings of debt of $155.0 million and a decrease in the net purchases of AB Holding Units to fund long-term incentive compensation plans of $51.3 million. During 2021, net cash used in financing activities was $0.9 billion, compared to $1.1 billion during 2020. The change reflects the net purchases of non-controlling interests of consolidated company-sponsored investment funds in 2021 as compared to net redemptions in 2020 (impact of $532.7 million), partially offset by higher distributions to the General Partner and Unitholders of $223.0 million as a result of higher earnings (distributions on earnings are paid one quarter in arrears) and an increase in the net purchases of AB Holding Units to fund long-term incentive compensation plans of $113.2 million.
As of December 31, 2022, AB had $1.1 billion of cash and cash equivalents (excluding cash and cash equivalents of consolidated company-sponsored investment funds and cash held for sale), all of which is available for liquidity but consist primarily of cash on deposit for our broker-dealers related to various customer clearing activities and cash held by foreign subsidiaries of $497.0 million.

54	AllianceBernstein

Part II
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
AB maintains a guarantee in connection with an $800 million committed, unsecured senior revolving credit facility (the "Credit Facility"). If SCB LLC is unable to meet its obligations, AB will pay the obligations when due or on demand. SCB LLC currently has five uncommitted lines of credit with five financial institutions. Four of these lines of credit permit us to borrow up to an aggregate of approximately $315.0 million, with AB named as an additional borrower, while the other line has no stated limit. AB has guaranteed the obligations of SCB LLC under these lines of credit. AB maintains guarantees totaling $415.0 million for SCB LLC’s five uncommitted lines of credit.
AB maintains a guarantee with a commercial bank, under which we guarantee the obligations in the ordinary course of business of each of SCB LLC, our U.K.-based broker-dealer and our Cayman subsidiary. We also maintain three additional guarantees with other commercial banks under which we guarantee approximately $263.4 million of obligations for our U.K.-based broker-dealer and $99.0 million of obligations for our India-based broker-dealer. In the event that any of these three entities is unable to meet its obligations, AB will pay the obligations when due or on demand.
We also have two smaller guarantees with a commercial bank totaling approximately $1.9 million, under which we guarantee certain obligations in the ordinary course of business of one of our foreign subsidiaries.
We have not been required to perform under any of the above agreements and currently have no liability in connection with these agreements.
Aggregate Contractual Obligations
During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of December 31, 2022, we had funded $22.4 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $27.3 million, as amended in 2020, in the Real Estate Fund II. As of December 31, 2022, we had funded $21.6 million of this commitment.
We have various compensation and benefit obligations, including accrued salaries and fringes, commissions, payroll taxes, incentive payments and deferred compensation arrangements. The majority of our compensation and benefits obligations are paid out in less than one year, while the deferred compensation obligations are payable over various periods, with the majority payable over periods of up to three years. Accrued compensation and benefits as of December 31, 2022 totaled $399.3 million. This amount excludes our accrued pension obligation. Offsetting our accrued compensation obligations are long-term incentive compensation-related investments and money market investments we funded totaling $49.2 million, which are included in our consolidated statement of financial condition. Any amounts reflected on the consolidated statement of financial condition as payables (to broker-dealers, brokerage clients and company-sponsored mutual funds) and accounts payable and accrued expenses are excluded from the aforementioned accrued compensation and benefits obligation amount.
We expect to make contributions to our qualified profit sharing plan of approximately $17.5 million in each of the next four years. We do not currently anticipate that we will contribute to the Retirement Plan during 2023.
The 2017 Tax Act (enacted in the U.S. on December 22, 2017) imposed a federal transition tax on mandatory deemed repatriation of certain deferred foreign earnings. Management elected to pay the transition tax in installments over an eight-year period from 2018 to 2025. The federal transition tax obligation as of December 31, 2022 totaled $11.7 million and is recorded to income tax payable on our consolidated statement of financial condition. See Note 21 to our consolidated financial statements in Item 8 for further discussion of our taxes.
See Note 13 to our consolidated financial statements in Item 8 for discussion of our leases.
See Note 12 to our consolidated financial statements in Item 8 for a discussion of our debt.

2022 Annual Report	55

Part II

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
Goodwill
Our acquisitions are accounted for under the acquisition method of accounting, where the cost of the acquisition is allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, results in the recognition of goodwill.
On July 1, 2022, AB Holding acquired a 100% ownership interest in CarVal Investors L.P. (“CarVal”). Immediately following its acquisition of CarVal (the "CarVal acquisition"), AB Holding contributed 100% of its equity interests in CarVal to AB in exchange for AB Units (see Note 24 Acquisitions and Divestitures to our consolidated financial statements in Item 8).
On November 22, 2022, AB and SocGen, a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses. As such, the BRS business has been classified as held for sale and $159.8 million of goodwill recorded on the consolidated statement of financial condition has been allocated to the held for sale disposal group. As AB is a single reporting unit, we have allocated goodwill to the disposal group based on the relative fair values of (1) the disposal group and (2) the portion of the reporting unit that will be retained. For further discussion, see Note 24 Acquisitions and Divestitures to our consolidated financial statements in Item 8.
As of December 31, 2022, we had goodwill of $3.6 billion on the consolidated statement of financial condition, which included $666.1 million as a result of the CarVal acquisition in the third quarter of 2022, $2.8 billion as a result of the Sanford C. Bernstein Inc. (“Bernstein”) acquisition in 2000 and $291.9 million in regard to various smaller acquisitions. Approximately $159.8 million of goodwill has been classified as assets held for sale on the consolidated statement of financial condition.
We have determined that AB has only one reporting segment and reporting unit. We test our goodwill annually, as of September 30, for impairment or if certain events or changes in circumstances occur and trigger an interim impairment test. The carrying value of goodwill is also reviewed if facts and circumstances occur that suggest possible impairment, such as, but not limited to significant transactions including acquisitions or divestitures and significant declines in AUM, revenues, earnings or the price of an AB Holding Unit. Any of these changes in circumstances could suggest the possibility that goodwill is impaired, but none of these events or circumstances by itself would indicate that it is more likely than not that goodwill is impaired. Instead, they are merely recognized as triggering events for the consideration of impairment and must be viewed in combination with any mitigating or positive factors. A holistic evaluation of all events since the most recent quantitative impairment test must be done to determine whether it is more likely than not that the reporting unit is impaired.
For our annual impairment test, we utilize the market approach where the fair value of the reporting unit is based on its unadjusted market valuation (AB Units outstanding multiplied by AB Holding's Unit price) and earnings multiples. The price of a publicly traded AB Holding Unit serves as a reasonable starting point for valuing an AB Unit because each represents the same fractional interest in our underlying business. Our market approach analysis also includes comparable industry earnings multiples applied to our earnings forecast and assumes a control premium (when applicable).
The announcement of the joint venture between AB and SocGen and classification of the BRS business as held for sale during the fourth quarter of 2022 was a triggering event requiring an interim impairment test; as such, we tested our goodwill as of December 31, 2022. The impairment test indicated that goodwill was not impaired.
Under ASU 2017-04, Simplifying the Test for Goodwill Impairment, a goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Under this guidance, the goodwill impairment test no longer includes a determination by management of whether a decline in fair value is temporary. However, it is important that management's determination of fair value reflect the impact of changing market conditions, including the severity and anticipated duration of any such changes.

56	AllianceBernstein

Part II
Business Combinations
We account for business combinations using the acquisition method of accounting whereby the identifiable assets and liabilities of the acquired business, as well as any noncontrolling interest in the acquired business, are recorded at their estimated fair values as of the date that we obtain control of the acquired business. Any purchase consideration in excess of the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related expenses are expensed as incurred.
Often, as part of the business combination, intangible assets are recorded based on their estimated fair value at the time of acquisition and primarily relate to acquired investment management contracts. We periodically review indefinite-lived intangible assets for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, we perform additional impairment tests to measure the amount of the impairment loss, if any.
We periodically enter into contingent payment arrangements in connection with our business combinations. In these arrangements, we agree to pay additional consideration to the sellers to the extent that certain performance targets are achieved. We estimate the fair value of these potential future obligations at the time a business combination is consummated and record a liability on a discounted basis on our consolidated statement of financial condition. We then accrete the obligation to its expected payment amount over the measurement period. If our expected payment amount subsequently changes, the obligation is modified in the current period resulting in a gain or loss. Both gains and losses resulting from changes to expected payments and the accretion of these obligations to their expected payment amounts are reflected within contingent payment arrangements in our consolidated statements of income.
Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets and contingent liabilities, we typically use a method that is a form of the income approach, whereby a forecast of future cash flows attributable to the asset are discounted to present value using a risk-adjusted discount rate. Similarly for contingent liabilities, we develop a forecast of future cash flows attributable to the performance objectives that are then discounted to present value using a risk-adjusted discount rate. Some of the more significant estimates and assumptions inherent in the income approach include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows. See Note 24 Acquisitions and Divestitures to our consolidated financial statements in Item 8.
Assets and Liabilities Held for Sale
The Company classifies assets and liabilities to be sold (disposal group) as held for sale in the period when all of the applicable criteria are met, including: (i) management commits to a plan to sell, (ii) the disposal group is available to sell in its present condition, (iii) there is an active program to locate a buyer, (iv) the disposal group is being actively marketed at a reasonable price in relation to its fair value, (v) significant changes to the plan to sell are unlikely, and (vi) the sale of the disposal group is generally probable of being completed within one year. Management performs an assessment of held for sale at least quarterly or when events or changes in business circumstances indicate that a change in classification may be necessary. Assets and liabilities held for sale are presented separately within the consolidated statements of financial condition with any adjustments necessary to measure the disposal group at the lower of its carrying value or fair value less costs to sell. Depreciation of property, plant and equipment and amortization of intangible and right-of-use assets are not recorded while these assets are classified as held for sale. For each reporting period the disposal group remains classified as held for sale, the carrying value of the disposal group is adjusted for subsequent changes in fair value less costs to sell. A loss is recognized for any subsequent decrease in fair value less costs to sell, while a gain is recognized in any subsequent period for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. If, in any period, the carrying value of the disposal group exceeds the estimated fair value less costs to sell, a loss is recognized on sale rather than an impairment loss.
Loss Contingencies
Management continuously reviews with legal counsel the status of regulatory matters and pending or threatened litigation. We evaluate the likelihood that a loss contingency exists and record a loss contingency if it is both probable and reasonably estimable as of the date of the financial statements. See Note 14 to our consolidated financial statements in Item 8.

2022 Annual Report	57

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
•Our determination that adjusted employee compensation expense, excluding the impact of performance-based fees, generally should not exceed 50% of our adjusted net revenues on an annual basis: Aggregate employee compensation reflects employee performance and competitive compensation levels. Fluctuations in our revenues and/or changes in competitive compensation levels could result in adjusted employee compensation expense exceeding 50% of our adjusted net revenues.
•The adverse impact of COVID-19: The aggregate extent to which COVID-19, including its impact on the global economy, affects AB’s business, liquidity, results of operations and financial condition, will depend on future COVID-19 developments that are highly uncertain, including the scope and duration of the disease and any recovery period, the emergence, spread and seriousness of COVID-19 variants, the continuing prevalence of severe, unconstrained and/or escalating rates of infection and hospitalization in various countries and regions, the availability, adoption and efficacy of treatments and vaccines, and future actions taken by governmental authorities, central banks and other parties in response to COVID-19.
•The impact of our acquisition of CarVal: The impact of our acquisition of CarVal: These statements concern expected growth, client and stockholder benefits, key assumptions, revenue realization, financial benefits or returns, accretion and integration costs. Actual results may differ materially from future results expressed or implied by our forward-looking statements as a result of similar risks to those that impact our other similar business lines, as well as the risk that we are not able to realize the anticipated benefits of the transaction, including the realization of revenue, accretion, and financial benefits or returns, in full or that we may take longer to realize benefits than expected, due, among other reasons, to the

58	AllianceBernstein

Part II
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

Market Risk, Risk Management and Derivative Financial Instruments

AB Holding’s sole investment is AB Units. AB Holding did not own, nor was it a party to, any derivative financial instruments during the years ended December 31, 2022, 2021 and 2020.
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

2022 Annual Report	59

Part II
Trading and Non-Trading Market Risk Sensitive Instruments

Investments with Interest Rate Risk—Fair Value

The table below provides our potential exposure with respect to our fixed income investments, measured in terms of fair value, to an immediate 100 basis point increase in interest rates at all maturities from the levels prevailing as of December 31, 2022 and 2021. Such a fluctuation in interest rates is a hypothetical rate scenario used to calibrate potential risk and does not represent our view of future market movements. While these fair value measurements provide a representation of interest rate sensitivity of our investments in fixed income mutual funds and fixed income hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing changes in investments in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31
	2022		2021
	Fair Value	Effect of +100 Basis Point Change	Fair Value	Effect of +100 Basis Point Change
	(in thousands)
Fixed Income Investments:
Trading	$93,221	$(5,789)	$100,661	$(6,976)

Investments with Equity Price Risk—Fair Value

Our investments also include investments in equity securities, mutual funds and hedge funds. The following table provides our potential exposure with respect to our equity investments, measured in terms of fair value, to an immediate 10% decrease in equity prices from those prevailing as of December 31, 2022 and 2021. A 10% decrease in equity prices is a hypothetical scenario used to calibrate potential risk and does not represent our view of future market movements. While these fair value measurements provide a representation of equity price sensitivity of our investments in equity securities, mutual funds and hedge funds, they are based on our exposures at a particular point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio activities in response to our assessment of changing market conditions and available investment opportunities:

	As of December 31
	2022		2021
	Fair Value	Effect of -10% Equity Price Change	Fair Value	Effect of -10% Equity Price Change
	(in thousands)
Equity Investments:
Trading	$65,846	$(6,585)	$85,704	$(8,570)
Other investments	$58,451	$(5,845)	$87,053	$(8,705)

60	AllianceBernstein

Part II
Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the General Partner and Unitholders of AllianceBernstein Holding L.P.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying statements of financial condition of AllianceBernstein Holding L.P. (the “Company”) as of December 31, 2022 and 2021, and the related statements of income, of comprehensive income, of changes in partners’ capital and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

2022 Annual Report	61

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

Acquisition of CarVal Investors L.P. - Fair Value of Finite-Lived Intangible Assets and Contingent Consideration Payable

As described in Note 8 to the financial statements, on July 1, 2022, the Company acquired a 100% ownership interest in CarVal Investors L.P. (CarVal) for total purchase consideration of $818.1 million, which resulted in management recording $303.0 million of finite-lived intangible assets primarily related to investment management contracts and investor relationships with useful lives ranging from 5 to 10 years and $228.9 million of contingent consideration payable. Immediately following the acquisition of CarVal by the Company, the Company contributed 100% of its equity interests in CarVal to AllianceBernstein L.P. (AB) in exchange for AB units. Fair value of the acquired finite-lived intangible assets was based on a forecast of future cash flows attributable to the assets that are discounted to present value using a risk-adjusted discount rate. Fair value of the contingent consideration payable was based on a forecast of future cash flows attributable to the performance objectives that are discounted to present value using a risk-adjusted discount rate.

The principal considerations for our determination that performing procedures relating to the fair value of the finite-lived intangible assets and contingent consideration payable recognized in the acquisition of CarVal is a critical audit matter are the significant judgment by management in developing the estimated fair value of the finite-lived intangible assets and the contingent consideration payable. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the future cash flows and risk-adjusted discount rate assumptions utilized within the calculation of the present value of future cash flows. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the determination of the fair value of finite-lived intangible assets and contingent consideration payable recognized in the acquisition of CarVal, including controls over the development of the future cash flows and risk-adjusted discount rate assumptions utilized within the calculation of the present value of future cash flows. These procedures also included, among others, reading the purchase agreement and testing management’s process for estimating the fair value of the acquired finite-lived intangible assets and contingent consideration payable. Testing management’s process included (i) evaluating the appropriateness of the method used to discount future cash flows to present value, (ii) testing the completeness and accuracy of underlying data used in the method used to discount future cash flows to present value, and (iii) evaluating management’s significant assumptions related to the future cash flows and risk-adjusted discount rate. Evaluating the reasonableness of the assumption related to the future cash flows involved considering the historical performance of Carval, the consistency with external market and industry data, and the consistency with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the method used to discount future cash flows to present value and the reasonableness of the risk-adjusted discount rate assumption.
/s/PricewaterhouseCoopers LLP
Nashville, Tennessee
February 10, 2023
We have served as the Company’s auditor since 2006.

62	AllianceBernstein

Part II

AllianceBernstein Holding L.P.

Statements of Financial Condition

	Years Ended December 31
	2022	2021
	(in thousands, except unit amounts)
ASSETS
Investment in AB	$2,074,626	$1,623,764
Total assets	$2,074,626	$1,623,764
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$1,623	$2,140
Total liabilities	1,623	2,140
Commitments and contingencies (See Note 7)
Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,355	1,439
Limited partners: 113,701,097 and 99,171,727 limited partnership units issued and outstanding	2,160,207	1,696,199
AB Holding Units held by AB to fund long-term incentive compensation plans	(37,551)	(43,309)
Accumulated other comprehensive loss	(51,008)	(32,705)
Total partners’ capital	2,073,003	1,621,624
Total liabilities and partners’ capital	$2,074,626	$1,623,764
See Accompanying Notes to Financial Statements.

2022 Annual Report	63

Part II

AllianceBernstein Holding L.P.

Statements of Income

	Years Ended December 31
	2022	2021	2020
	(in thousands, except per unit amounts)
Equity in net income attributable to AB Unitholders	$305,504	$416,326	$308,404
Income taxes	31,339	30,483	29,024
Net income	$274,165	$385,843	$279,380
Net income per unit:
Basic	$2.69	$3.88	$2.88
Diluted	$2.69	$3.88	$2.88
See Accompanying Notes to Financial Statements.

64	AllianceBernstein

Part II

AllianceBernstein Holding L.P.

Statements of Comprehensive Income

	Years Ended December 31
	2022	2021	2020
	(in thousands)
Net income	$274,165	$385,843	$279,380
Other comprehensive (loss) income:
Foreign currency translation adjustments, before reclassification and tax	(19,805)	(2,894)	8,579
Less: reclassification adjustment for gains (losses) included in net income upon liquidation	—	1,613	(77)
Foreign currency translation adjustments, before tax	(19,805)	(4,507)	8,656
Income tax benefit (expense)	249	147	(310)
Foreign currency translation adjustments, net of tax	(19,556)	(4,360)	8,346
Changes in employee benefit related items:
Amortization of prior service cost	(12)	7	8
Recognized actuarial gain (loss)	1,293	5,566	(1,557)
Changes in employee benefit related items	1,281	5,573	(1,549)
Income tax (expense)	(28)	(20)	(67)
Employee benefit related items, net of tax	1,253	5,553	(1,616)
Other comprehensive (loss) income	(18,303)	1,193	6,730
Comprehensive income	$255,862	$387,036	$286,110
See Accompanying Notes to Financial Statements.

2022 Annual Report	65

Part II

AllianceBernstein Holding L.P.

Statements of Changes in Partners’ Capital

	Years Ended December 31
	2022	2021	2020
	(in thousands)
General Partner’s Capital
Balance, beginning of year	$1,439	$1,410	$1,402
Net income	270	387	288
Cash distributions to Unitholders	(354)	(358)	(280)
Balance, end of year	1,355	1,439	1,410
Limited Partners’ Capital
Balance, beginning of year	1,696,199	1,656,816	1,619,200
Net income	273,895	385,456	279,092
Cash distributions to Unitholders	(360,670)	(357,097)	(270,601)
Retirement of AB Holding Units	(114,794)	(143,460)	(78,388)
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	76,230	151,082	107,366
Issuance of AB Holding Units to fund CarVal acquisition	589,169	—	—
Exercise of compensatory options to buy AB Holding Units	178	3,402	147
Balance, end of year	2,160,207	1,696,199	1,656,816
AB Holding Units held by AB to fund long-term incentive compensation plans
Balance, beginning of year	(43,309)	(20,171)	(27,436)
Change in AB Holding Units held by AB to fund long-term incentive compensation plans	5,758	(23,138)	7,265
Balance, end of year	(37,551)	(43,309)	(20,171)
Accumulated Other Comprehensive (Loss)
Balance, beginning of year	(32,705)	(33,898)	(40,628)
Foreign currency translation adjustment, net of tax	(19,556)	(4,360)	8,346
Changes in employee benefit related items, net of tax	1,253	5,553	(1,616)
Balance, end of year	(51,008)	(32,705)	(33,898)
Total Partners’ Capital	$2,073,003	$1,621,624	$1,604,157
See Accompanying Notes to Financial Statements.

66	AllianceBernstein

Part II

AllianceBernstein Holding L.P.

Statements of Cash Flows

	Years Ended December 31
	2022	2021	2020
	(in thousands)
Cash flows from operating activities:
Net income	$274,165	$385,843	$279,380
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(305,504)	(416,326)	(308,404)
Cash distributions received from AB	394,470	385,236	298,919
Changes in assets and liabilities:
Decrease (increase) in other assets	—	92	(31)
(Decrease) increase in other liabilities	(517)	264	150
Net cash provided by operating activities	362,614	355,109	270,014
Cash flows from investing activities:
Acquisition of business, net cash acquired	40,777	—	—
Contribution of CarVal to AB	(40,777)	—	—
Capital contribution to AB	(1,590)	—	—
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	(178)	(3,402)	(147)
Net cash used in investing activities	(1,768)	(3,402)	(147)
Cash flows from financing activities:
Cash distributions to Unitholders	(361,024)	(357,455)	(270,881)
Capital contributions from AB	—	2,346	867
Proceeds from exercise of compensatory options to buy AB Holding Units	178	3,402	147
Net cash used in financing activities	(360,846)	(351,707)	(269,867)

Change in cash and cash equivalents	—	—	—
Cash and cash equivalents as of beginning of the year	—	—	—
Cash and cash equivalents as of end of the year	$—	$—	$—

Cash paid:
Income taxes	31,862	30,127	28,906

Non-cash investing activities:
Fair value of assets acquired (less cash acquired of $40.8 million)	$1,087,218	$—	$—
Fair value of liabilities assumed	296,750	—	—
Fair value of non-redeemable non-controlling interest assumed	13,191	—	—
Fair value of assets contributed to AB (less cash acquired of $40.8 million)	(1,087,218)	—	—
Fair value of liabilities contributed to AB	(296,750)	—	—
Fair value of non-redeemable non-controlling interest contributed to AB	(13,191)	—	—
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	76,230	151,082	107,366
Retirement of AB Holding Units	(114,794)	(143,460)	(78,388)

2022 Annual Report	67

Part II

	Years Ended December 31
	2022	2021	2020
	(in thousands)
Non-cash financing activities:
Payables recorded under contingent payment arrangements	228,885	—	—
Equity consideration issued in connection with acquisition	589,169	—	—
Payables contributed to and assumed by AB under contingent payment arrangements	(228,885)	—	—
Equity consideration received from AB in connection with acquisition	(589,169)	—	—
See Accompanying Notes to Financial Statements.

68	AllianceBernstein

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
AB provides diversified investment management, research and related services globally to a broad range of clients. Its principal services include:
•Institutional Services—servicing its institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as Equitable Holdings, Inc. ("EQH") and its subsidiaries, by means of separately managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.
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
AB’s high-quality, in-depth research is the foundation of its asset management and private wealth management businesses. AB’s research disciplines include economic, fundamental equity, fixed income and quantitative research. In addition, AB has expertise in multi-asset strategies, wealth management, environmental, social and corporate governance ("ESG"), and alternative investments.
AB provides a broad range of investment services with expertise in:
•Actively managed equity strategies across global and regional universes, as well as capitalization ranges, concentration ranges and investment strategies, including value, growth and core equities;
•Actively managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;
•Actively managed alternative investments, including hedge funds, fund of funds and direct assets (e.g., direct lending, real estate and private equity);
•Portfolios with Purpose, including actively managed, impact-focused and Responsible+ (climate-conscious, ESG leaders, change catalysts) equity, fixed income and multi-asset strategies that address our clients evolving need to invest their capital with purpose while pursuing strong investment returns;
•Multi-asset services and solutions, including dynamic asset allocation, customized target-date funds and target-risk funds; and
•Some passive management, including index, ESG index and enhanced index strategies.

2022 Annual Report	69

Part II
Organization
As of December 31, 2022, EQH owns approximately 3.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB.
As of December 31, 2022, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

EQH and its subsidiaries	59.9%
AB Holding	39.4
Unaffiliated holders	0.7
100.0%
Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 61.3% economic interest in AB as of December 31, 2022.
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
On February 8, 2023, the General Partner declared a distribution of $0.70 per unit, representing a distribution of Available Cash Flow for the three months ended December 31, 2022. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on March 16, 2023 to holders of record at the close of business on February 21, 2023.
Total cash distributions per Unit paid to Unitholders during 2022, 2021 and 2020 were $3.54, $3.58 and $2.79, respectively.
Long-term Incentive Compensation Plans
AB maintains several unfunded, non-qualified long-term incentive compensation plans, under which the company grants awards of restricted AB Holding Units to its employees and members of the Board of Directors, who are not employed by AB or by any of AB’s affiliates (“Eligible Directors”).

70	AllianceBernstein

Part II
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
Repurchases of AB Holding Units for the years ended December 31, 2022 and 2021 consisted of the following:

	Years Ended December 31
	2022	2021
	(in millions)
Total amount of AB Holding Units Purchased(1)	5.2	5.6
Total Cash Paid for AB Holding Units Purchased(1)	$211.8	$262.3
Open Market Purchases of AB Holding Units Purchased(1)	2.3	2.6
Total Cash Paid for Open Market Purchases of AB Holding Units(1)	$92.7	$117.9
(1)Purchased on a trade-date basis. The difference between open-market purchases and units retained reflects the retention of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority to repurchase AB Holding Units on AB’s behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the U.S. Securities and Exchange Commission (“SEC”) as well as certain price, market volume and timing constraints specified in the plan. We did not adopt a plan during the fourth quarter of 2022. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.
During 2022, AB granted to employees and Eligible Directors 4.7 million restricted AB Holding Units (including 3.8 million granted in December for 2022 year-end awards). During 2021, AB granted to employees and Eligible Directors 7.0 million restricted AB Holding Units (including 3.4 million granted in December for 2021 year-end awards). AB used AB Holding Units repurchased during the periods and newly-issued AB Holding Units to fund these awards.
During 2022 and 2021, AB Holding issued 5,774 and 0.1 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $0.2 million and $3.4 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.
Subsequent Events
We have evaluated subsequent events through the date that these financial statements were filed with the SEC and did not identify any subsequent events that would have required disclosure in these financial statements.

2022 Annual Report	71

Part II
3. Net Income Per Unit
Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each year. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income - diluted”) and dividing by the diluted weighted average number of units outstanding for each year.

	Years Ended December 31
	2022	2021	2020
	(in thousands, except per unit amounts)
Net income - basic	$274,165	$385,843	$279,380
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	2	30	56
Net income - diluted	$274,167	$385,873	$279,436
Weighted average units outstanding - basic	101,763	99,545	96,870
Dilutive effect of compensatory options	1	11	27
Weighted average units outstanding - diluted	101,764	99,556	96,897
Basic net income per unit	$2.69	$3.88	$2.88
Diluted net income per unit	$2.69	$3.88	$2.88

	Years Ended December 31
	2022	2021	2020
Anti-dilutive options excluded from diluted net income	—	—	29,056
4. Investment in AB
Changes in AB Holding’s investment in AB for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
	(in thousands)
Investment in AB as of January 1,	$1,623,764	$1,605,941
Equity in net income attributable to AB Unitholders	305,504	416,326
Changes in accumulated other comprehensive income	(18,303)	1,193
Cash distributions received from AB	(394,470)	(385,236)
Additional investments with proceeds from exercises of compensatory options to buy AB Holding Units	178	3,402
Capital contributions to AB	1,590	—
Capital contributions from AB	—	(2,346)
AB Holding Units retired	(114,794)	(143,460)
AB Holding Units issued to fund long-term incentive compensation plans	76,230	151,082
AB Holding Units issued to fund CarVal acquisition	589,169	—
Change in AB Holding Units held by AB for long-term incentive compensation plans	5,758	(23,138)
Investment in AB as of December 31,	$2,074,626	$1,623,764

72	AllianceBernstein

Part II
5. Units Outstanding
Changes in AB Holding Units outstanding for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Outstanding as of January 1,	99,271,727	98,322,942
Options exercised	5,774	143,211
Units issued (1)	17,326,222	3,917,437
Units retired	(2,802,626)	(3,111,863)
Outstanding as of December 31,	113,801,097	99,271,727
(1)Includes 15,321,535 Units issued as a result of the CarVal acquisition.
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
The principal reasons for the difference between AB Holding’s effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31
	2022		2021		2020
	(in thousands)
UBT statutory rate	$12,220	4.0%	$16,653	4.0%	$12,336	4.0%
Federal tax on partnership gross business income	30,676	10.0	29,643	7.1	28,522	9.2
State income taxes	663	0.2	840	0.2	502	0.2
Credit for UBT paid by AB	(12,220)	(4.0)	(16,653)	(4.0)	(12,336)	(4.0)
Income tax expense and effective tax rate	$31,339	10.3%	$30,483	7.3%	$29,024	9.4%
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

	Years Ended December 31			% Change
	2022	2021	2020	2022-21	2021-20
	(in thousands)
Net income attributable to AB Unitholders	$831,813	$1,148,623	$865,952	(27.6)%	32.6%
Multiplied by: weighted average equity ownership interest	36.7%	36.2%	35.6%
Equity in net income attributable to AB Unitholders	$305,504	$416,326	$308,404	(26.6)	35.0

AB qualifying revenues	$2,775,693	$2,779,281	$2,740,137	(0.1)	1.4
Multiplied by: weighted average equity ownership interest for calculating tax	31.6%	30.5%	30.1%
Multiplied by: federal tax	3.5%	3.5%	3.5%
Federal income taxes	30,676	29,643	28,522
State income taxes	663	840	502
Total income taxes	$31,339	$30,483	$29,024	2.8	5.0

2022 Annual Report	73

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
We recognize the effects of a tax position in the financial statements only if, as of the reporting date, it is “more likely than not” to be sustained based on its technical merits and their applicability to the facts and circumstances of the tax position. In making this assessment, we assume that the taxing authority will examine the tax position and have full knowledge of all relevant information. Accordingly, we have no liability for unrecognized tax benefits as of December 31, 2022 and 2021. A liability for unrecognized tax benefits, if required, would be recorded in income tax expense and affect the company’s effective tax rate.
As of December 31, 2022, AB Holding is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2018.
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
On December 14th, 2022, four individual participants in the Profit Sharing Plan for Employees of AllianceBernstein L.P., (the "Plan") filed a class action complaint (the “Complaint”) in the U.S. District Court for the Southern District of New York against AB, current and former members of the Compensation Committee of the Board of Directors, and the Investment and Administrative Committees under the Plan. Plaintiffs, who seek to represent a class of all participants in the Plan from December 14, 2016 to the present, allege that defendants violated their fiduciary duties and engaged in prohibited transactions under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") by including proprietary collective investment trusts as investment options offered under the Plan. The Complaint seeks unspecified damages, disgorgement and other equitable relief. AB is prepared to defend itself vigorously against these claims. While the ultimate outcome of this matter is currently not determinable given the matter remains in its early stages, we do not believe this litigation will have a material adverse effect on our results of operations, financial condition or liquidity.
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
8. Acquisition
On July 1, 2022, AB Holding acquired a 100% ownership interest in CarVal Investors L.P. (“CarVal”), a global private alternatives investment manager primarily focused on opportunistic and distressed credit, renewable energy, infrastructure, specialty finance and transportation investments that, as of the acquisition date, constituted approximately $12.2 billion in AUM. Also on July 1, immediately following the acquisition of CarVal, AB Holding contributed 100% of its equity interests in CarVal to AB in exchange for AB Units. Post-acquisition, CarVal was rebranded AB CarVal Investors (“AB CarVal”).
On the acquisition date, AB Holding issued approximately 3.2 million AB Holding Units (with a fair value of $132.8 million), with the remaining 12.1 million Units (with a fair value of $456.4 million) issued on November 1, 2022. The fair value of the units issued on November 1, 2022 reflects final adjustments to the estimated unit issuance recorded as of acquisition close on July 1, 2022 and as disclosed in the third quarter 2022 Form 10-Q.

74	AllianceBernstein

Part II
AB received 100% equity interest in CarVal from AB Holding and issued approximately 15.3 million AB Units (with a fair value of $589.2 million). AB also recorded a contingent consideration payable of $228.9 million (to be paid predominantly in AB Units) based on CarVal achieving certain performance objectives over a six-year period ending December 31, 2027. The AB Units, as discussed above, were issued to AB Holding; AB Holding then issued the equal amount of AB Holding Units to CarVal. The excess of the purchase price over the current fair value of identifiable net liabilities acquired of $156.1 million (net of cash acquired of $40.8 million), resulted in the recognition of $671.2 million of goodwill and the recording of $303.0 million of finite-lived intangible assets primarily relating to investment management contracts and investor relationships with useful lives ranging from 5 to 10 years. As a result of the transfer of equity to AB, AB recorded a net deferred tax asset of $5.1 million, resulting in the recognition of $666.1 million of goodwill. The goodwill recorded is not deductible for tax purposes as the CarVal acquisition was an investment in a partnership.
The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date (reflecting acquisition adjustments recorded in the fourth quarter of 2022), as well as the consideration transferred to acquire CarVal (in thousands):

Summary of purchase consideration:
Fair value of AB Holding units issued	$589,169
Fair value of contingent consideration	228,885
Total purchase consideration	818,054

Purchase price allocation:
Assets acquired:
Cash and cash equivalents	$40,777
Receivables, net	82,523
Investments - other	947
Furniture, equipment, and leasehold improvements, net	2,464
Right-of-use assets	16,482
Other assets	10,600
Intangible assets	303,000
Goodwill	671,203
Total assets acquired	1,127,996

Liabilities assumed:
Accounts payable and accrued expenses	(17,793)
Accrued compensation and benefits	(219,726)
Debt	(42,661)
Lease liabilities	(16,571)
Non-redeemable non-controlling interests in consolidated entities	(13,191)
Total liabilities assumed	(309,942)

Net assets acquired	$818,054
The CarVal acquisition did not have a significant impact on our 2022 revenues and earnings. As a result, we have not provided supplemental pro forma financial information.

2022 Annual Report	75

Part II
Report of Independent Registered Public Accounting Firm
To the General Partner and Unitholders of AllianceBernstein L.P.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial condition of AllianceBernstein L.P. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of changes in partners’ capital and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded CarVal Investors L.P. (CarVal) from its assessment of internal control over financial reporting as of December 31, 2022 because it was acquired by the Company in a purchase business combination during 2022. We have also excluded CarVal from our audit of internal control over financial reporting. CarVal is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting each approximate 2% of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.
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

76	AllianceBernstein

Part II

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

Acquisition of CarVal Investors L.P. - Fair Value of Finite-Lived Intangible Assets and Contingent Consideration Payable

As described in Notes 2, 9 and 24 to the consolidated financial statements, on July 1, 2022, AllianceBernstein Holding L.P. (AB Holding) acquired a 100% ownership interest in CarVal for total purchase consideration of $818.1 million, which resulted in management recording $303.0 million of finite-lived intangible assets primarily related to investment management contracts and investor relationships with useful lives ranging from 5 to 10 years and $228.9 million of contingent consideration payable. Immediately following the acquisition of CarVal by AB Holding, AB Holding contributed 100% of its equity interests in CarVal to AllianceBernstein L.P. (AB) in exchange for AB units. Fair value of the acquired finite-lived intangible assets was based on a forecast of future cash flows attributable to the assets that are discounted to present value using a risk-adjusted discount rate. Fair value of the contingent consideration payable was based on a forecast of future cash flows attributable to the performance objectives that are discounted to present value using a risk-adjusted discount rate.

The principal considerations for our determination that performing procedures relating to the fair value of the finite-lived intangible assets and contingent consideration payable recognized in the acquisition of CarVal is a critical audit matter are the significant judgment by management in developing the estimated fair value of the finite-lived intangible assets and the contingent consideration payable. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the future cash flows and risk-adjusted discount rate assumptions utilized within the calculation of the present value of future cash flows. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the determination of the fair value of finite-lived intangible assets and contingent consideration payable recognized in the acquisition of CarVal, including controls over the development of the future cash flows and risk-adjusted discount rate assumptions utilized within the calculation of the present value of future cash flows. These procedures also included, among others, reading the purchase agreement and testing management’s process for estimating the fair value of the acquired finite-lived intangible assets and contingent consideration payable. Testing management’s process included (i) evaluating the appropriateness of the method used to discount future cash flows to present value, (ii) testing the completeness and accuracy of underlying data used in the method used to discount future cash flows to present value, and (iii) evaluating management’s significant assumptions related to the future cash flows and risk-adjusted discount rate. Evaluating the reasonableness of the assumption related to the future cash flows involved considering the historical performance of Carval, the consistency with external market and industry data, and the consistency with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the method used to discount future cash flows to present value and the reasonableness of the risk-adjusted discount rate assumption.

/s/PricewaterhouseCoopers LLP
Nashville, Tennessee
February 10, 2023
We have served as the Company’s auditor since 2006.

2022 Annual Report	77

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Financial Condition

	Years Ended December 31
	2022	2021
	(in thousands, except unit amounts)
ASSETS
Cash and cash equivalents	$1,130,143	$1,285,700
Cash and securities segregated, at fair value (cost $1,511,916 and $1,503,554)	1,522,431	1,503,957
Receivables, net:
Brokers and dealers	112,226	65,897
Brokerage clients	1,881,496	2,059,842
AB funds fees	314,247	340,158
Other fees	127,040	185,653
Investments:
Long-term incentive compensation-related	47,870	63,839
Other	169,648	209,579
Assets of consolidated company-sponsored investment funds:
Cash and cash equivalents	19,751	90,326
Investments	516,536	613,025
Other assets	44,424	30,461
Furniture, equipment and leasehold improvements, net	189,258	169,175
Goodwill	3,598,591	3,091,763
Intangible assets, net	310,203	41,531
Deferred sales commissions, net	52,250	74,899
Right-of-use assets	371,898	421,980
Assets held for sale	551,351	—
Other assets	179,568	262,303
Total assets	$11,138,931	$10,510,088

78	AllianceBernstein

Part II

	Years Ended December 31
	2022	2021
	(in thousands, except unit amounts)
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND CAPITAL
Liabilities:
Payables:
Brokers and dealers	$389,828	$265,957
Securities sold not yet purchased	—	3,828
Brokerage clients	3,322,903	3,603,558
AB mutual funds	162,291	94,962
Contingent consideration liability	247,309	38,260
Accounts payable and accrued expenses	173,466	219,047
Lease liabilities	427,479	490,735
Liabilities of consolidated company-sponsored investment funds	55,529	87,000
Accrued compensation and benefits	415,878	369,649
Debt	990,000	755,000
Liabilities held for sale	107,952	—
Total liabilities	6,292,635	5,927,996
Commitments and contingencies (See Note 14)
Redeemable non-controlling interest of consolidated entities	368,656	421,169
Capital:
General Partner	45,985	42,850
Limited partners: 285,979,913 and 271,453,043 units issued and outstanding	4,648,113	4,336,211
Receivables from affiliates	(4,270)	(8,333)
AB Holding Units held for long-term incentive compensation plans	(95,318)	(119,470)
Accumulated other comprehensive loss	(129,477)	(90,335)
Partners’ capital attributable to AB Unitholders	4,465,033	4,160,923
Non-redeemable non-controlling interests in consolidated entities	12,607	—
Total capital	4,477,640	4,160,923
Total liabilities, non-controlling interest and capital	$11,138,931	$10,510,088
See Accompanying Notes to Consolidated Financial Statements.

2022 Annual Report	79

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2022	2021	2020
	(in thousands, except per unit amounts)
Revenues:
Investment advisory and services fees	$2,971,038	$3,194,524	$2,595,436
Bernstein research services	416,273	452,017	459,744
Distribution revenues	607,195	652,240	529,781
Dividend and interest income	123,091	38,734	50,923
Investment (losses)	(102,413)	(636)	(16,401)
Other revenues	105,544	108,409	104,703
Total revenues	4,120,728	4,445,288	3,724,186
Less: Interest expense	66,438	3,686	15,650
Net revenues	4,054,290	4,441,602	3,708,536
Expenses:
Employee compensation and benefits	1,666,636	1,716,013	1,494,198
Promotion and servicing:
Distribution-related payments	629,572	708,117	569,283
Amortization of deferred sales commissions	34,762	34,364	27,355
Trade execution, marketing, T&E and other	215,556	197,486	189,787
General and administrative	641,635	555,608	491,070
Contingent payment arrangements	6,563	2,710	1,855
Interest on borrowings	17,906	5,145	6,180
Amortization of intangible assets	26,564	5,697	21,372
Total expenses	3,239,194	3,225,140	2,801,100
Operating income	815,096	1,216,462	907,436
Income tax	39,639	62,728	45,653
Net income	775,457	1,153,734	861,783
Net (loss) income of consolidated entities attributable to non-controlling interests	(56,356)	5,111	(4,169)
Net income attributable to AB Unitholders	$831,813	$1,148,623	$865,952
Net income per AB Unit:
Basic	$3.01	$4.18	$3.19
Diluted	$3.01	$4.18	$3.19
See Accompanying Notes to Consolidated Financial Statements.

80	AllianceBernstein

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31
	2022	2021	2020
	(in thousands)
Net income	$775,457	$1,153,734	$861,783
Other comprehensive income:
Foreign currency translation adjustments, before reclassification and tax:	(47,208)	(7,839)	23,882
Less: reclassification adjustment for gains (losses) included in net income upon liquidation	—	4,458	(216)
Foreign currency translation adjustments, before tax	(47,208)	(12,297)	24,098
Income tax benefit (expense)	1,215	457	(854)
Foreign currency translation adjustments, net of tax	(45,993)	(11,840)	23,244
Changes in employee benefit related items:
Amortization of prior service cost	24	24	24
Recognized actuarial gain (loss)	6,922	15,743	(4,280)
Changes in employee benefit related items	6,946	15,767	(4,256)
Income tax (expense)	(95)	(59)	(187)
Employee benefit related items, net of tax	6,851	15,708	(4,443)
Other comprehensive (loss) gain	(39,142)	3,868	18,801
Less: Comprehensive (loss) income in consolidated entities attributable to non-controlling interests	(56,356)	5,111	(4,169)
Comprehensive income attributable to AB Unitholders	$792,671	$1,152,491	$884,753
See Accompanying Notes to Consolidated Financial Statements.

2022 Annual Report	81

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital

	Years Ended December 31
	2022	2021	2020
	(in thousands)
General Partner’s Capital
Balance, beginning of year	$42,850	$41,776	$41,225
Net income	8,318	11,486	8,660
Cash distributions to General Partner	(10,715)	(10,605)	(8,376)
Long-term incentive compensation plans activity	25	117	(23)
(Retirement) issuance of AB Units, net	(385)	76	290
Issuance of AB Units for CarVal acquisition	5,892	—	—
Balance, end of year	45,985	42,850	41,776
Limited Partners' Capital
Balance, beginning of year	4,336,211	4,229,485	4,174,201
Net income	823,495	1,137,137	857,292
Cash distributions to Unitholders	(1,059,105)	(1,049,287)	(828,503)
Long-term incentive compensation plans activity	2,521	11,586	(2,147)
(Retirement) issuance of AB Units, net	(38,286)	7,290	28,642
Issuance of AB Units for CarVal acquisition	583,277	—	—
Balance, end of year	4,648,113	4,336,211	4,229,485
Receivables from Affiliates
Balance, beginning of year	(8,333)	(8,316)	(9,011)
Long-term incentive compensation awards expense	607	941	802
Capital contributions from (to) AB Holding	3,456	(958)	(107)
Balance, end of year	(4,270)	(8,333)	(8,316)
AB Holding Units held for Long-term Incentive Compensation Plans
Balance, beginning of year	(119,470)	(57,219)	(76,310)
Purchases of AB Holding Units to fund long-term compensation plans, net	(210,568)	(261,825)	(148,624)
Retirement (issuance) of AB Units, net	40,346	(7,348)	(28,696)
Long-term incentive compensation awards expense	198,783	215,484	194,840
Re-valuation of AB Holding Units held in rabbi trust	(4,240)	(9,690)	1,556
Other	(169)	1,128	15
Balance, end of year	(95,318)	(119,470)	(57,219)

Accumulated Other Comprehensive (Loss)
Balance, beginning of year	(90,335)	(94,203)	(113,004)
Foreign currency translation adjustment, net of tax	(45,993)	(11,840)	23,244
Changes in employee benefit related items, net of tax	6,851	15,708	(4,443)
Balance, end of year	(129,477)	(90,335)	(94,203)
Total Partners' Capital attributable to AB Unitholders	4,465,033	4,160,923	4,111,523
Non-redeemable Non-controlling Interests in Consolidated Entities
Balance, beginning of year	—	—	—
CarVal acquisition	12,607	—	—
Balance, end of year	12,607	—	—
Total Capital	$4,477,640	$4,160,923	$4,111,523
See Accompanying Notes to Consolidated Financial Statements.

2022 Annual Report	82

Part II

AllianceBernstein L.P. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2022	2021	2020
	(in thousands)
Cash flows from operating activities:
Net income	$775,457	$1,153,734	$861,783
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred sales commissions	34,762	34,364	27,355
Non-cash long-term incentive compensation expense	199,390	216,425	195,642
Depreciation and other amortization	66,617	44,985	61,028
Unrealized losses on investments	40,857	4,454	10,405
Unrealized losses (gains) on investments of consolidated company-sponsored investment funds	73,194	1,882	(854)
Non-cash lease expense	99,861	98,773	98,798
Loss on assets held for sale	7,400	—	—
Other, net	14,604	22,580	(2,914)
Changes in assets and liabilities:
(Increase) decrease in securities, segregated	(18,474)	249,521	(658,612)
Decrease (increase) in receivables	35,410	(360,789)	(182,684)
(Increase) decrease in investments	(10,331)	(27,000)	7,597
Decrease (increase) in investments of consolidated company-sponsored investment funds	23,295	(312,325)	279,276
(Increase) in deferred sales commissions	(12,113)	(45,197)	(55,125)
(Increase) decrease in other assets	(5,487)	(6,578)	69,160
(Increase) decrease in other assets and liabilities of consolidated company-sponsored investment funds, net	(45,432)	38,161	7,169
Increase in payables	110,112	214,139	861,502
(Decrease) increase in accounts payable and accrued expenses	(8,424)	35,877	10,666
(Decrease) increase in accrued compensation and benefits	(150,285)	50,545	46,885
Cash payments to relieve operating lease liabilities	(109,182)	(114,769)	(115,656)
Net cash provided by operating activities	1,121,231	1,298,782	1,521,421

Cash flows from investing activities:
Purchases of equity method investments	—	—	(4,079)
Purchases of furniture, equipment and leasehold improvements	(62,308)	(61,931)	(41,504)
Acquisition of businesses, net of cash acquired	40,282	(3,793)	(13,552)
Net cash used in investing activities	(22,026)	(65,724)	(59,135)
Cash flows from financing activities:
Proceeds from debt, net	235,000	80,000	115,000
(Decrease) increase in overdrafts payable	(25,411)	16,192	(12,633)
Distributions to General Partner and Unitholders	(1,069,820)	(1,059,892)	(836,879)
Subscriptions (redemptions) of non-controlling interests of consolidated company-sponsored investment funds, net	3,843	313,699	(219,033)
Capital contributions from (to) affiliates	1,590	(2,346)	(867)
Additional investments by AB Holding with proceeds from exercise of compensatory options to buy AB Holding Units	178	3,402	147
Purchases of AB Holding Units to fund long-term incentive compensation plan awards, net	(210,568)	(261,825)	(148,624)
Payment of acquisition-related debt obligation	(42,661)	—	—
Other, net	(2,131)	(2,186)	306
Net cash used in financing activities	(1,109,980)	(912,956)	(1,102,583)
Effect of exchange rate changes on cash and cash equivalents	(56,234)	(17,982)	23,032
Net (decrease) increase in cash and cash equivalents	(67,009)	302,120	382,735
Cash and cash equivalents as of beginning of the period	1,376,026	1,073,906	691,171
Cash and cash equivalents as of end of the period	$1,309,017	$1,376,026	$1,073,906

Cash paid:
Interest paid	$78,434	$5,263	$18,858
Income taxes paid	55,473	55,656	59,791

Non-cash investing activities:
Fair value of assets acquired (excluding cash acquired of $40.8 million, $2.8 million and $0.6 million, for 2022, 2021 and 2020, respectively)	1,085,141	13,235	18,389
Fair value of deferred tax asset recorded	5,072	—	—
Fair value of liabilities assumed	296,750	1,642	437
Fair value of non-redeemable non-controlling interest recorded	13,191	—	—
Non-cash financing activities:
Payables recorded under contingent payment arrangements	231,385	7,800	4,400
Equity consideration issued in connection with acquisition	589,169	—	—
See Accompanying Notes to Consolidated Financial Statements.

2022 Annual Report	83

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
1. Business Description and Organization
We provide diversified investment management, research and related services globally to a broad range of clients. Our principal services include:
•Institutional Services—servicing our institutional clients, including private and public pension plans, foundations and endowments, insurance companies, central banks and governments worldwide, and affiliates such as Equitable Holdings, Inc. ("EQH") and its subsidiaries, by means of separately managed accounts, sub-advisory relationships, structured products, collective investment trusts, mutual funds, hedge funds and other investment vehicles.
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
Our high-quality, in-depth research is the foundation of our asset management and private wealth management businesses. Our research disciplines include economic, fundamental equity, fixed income and quantitative research. In addition, we have expertise in multi-asset strategies, wealth management, environmental, social and corporate governance ("ESG"), and alternative investments.
We provide a broad range of investment services with expertise in:
•Actively managed equity strategies across global and regional universes, as well as capitalization ranges, concentration ranges and investment strategies, including value, growth and core equities;
•Actively managed traditional and unconstrained fixed income strategies, including taxable and tax-exempt strategies;
•Actively managed alternative investments, including hedge funds, fund of funds and direct assets (e.g., direct lending, real estate and private equity);
•Portfolios with Purpose, including actively managed, impact-focused and Responsible+ (climate-conscious, ESG leaders, change catalysts) equity, fixed income and multi-asset strategies that address our clients evolving need to invest their capital with purpose while pursuing strong investment returns;
•Multi-asset services and solutions, including dynamic asset allocation, customized target-date funds and target-risk funds; and
•Some passive management, including index, ESG index and enhanced index strategies.

84	AllianceBernstein

Part II
Organization
As of December 31, 2022, EQH owned approximately 3.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AllianceBernstein Holding L.P. (“AB Holding”) and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1% general partnership interest in AB. As of December 31, 2022, the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1% interest, was as follows:

EQH and its subsidiaries	59.9%
AB Holding	39.4
Unaffiliated holders	0.7
100.0%
Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 61.3% economic interest in AB as of December 31, 2022.
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
Recently Adopted Accounting Pronouncements or Accounting Pronouncements
Not Yet Adopted
During 2022, there have been no recently adopted accounting pronouncements or pronouncements not yet adopted that have or are expected to have a material impact on our consolidated results of operations.
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

2022 Annual Report	85

Part II
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
In the fourth quarter of 2022, AB and Société Générale (EURONEXT: SCGLY, “SocGen”), a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses. As a result, the Bernstein Research Services ("BRS") business has been classified as held for sale. For further discussion, see Note 24 Acquisitions and Divestitures.

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

86	AllianceBernstein

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
We provide shareholder services, which include transfer agency, administrative and recordkeeping services provided to company-sponsored mutual funds. The consideration for these services is based on a percentage of the NAV of the fund or a fixed fee based on the number of shareholder accounts being serviced. The revenues are recorded at month-end when the constraining factors involved with determining NAV or the number of shareholders’ accounts are resolved.

Non-Contractual Revenues

Dividend and interest income is accrued as earned. Investment gains and losses on the consolidated statements of income include unrealized gains and losses of trading and private equity investments stated at fair value, equity in earnings of our limited partnership hedge fund investments, and realized gains and losses on investments sold.

Contract Assets and Liabilities

We use the practical expedient for contracts that have an original duration of one year or less. Accordingly, we do not consider the time value of money and, instead, accrue the incremental costs of obtaining the contract when incurred. As of December 31, 2022, the balances of contract assets and contract liabilities are not considered material and, accordingly, no further disclosures are necessary.
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

2022 Annual Report	87

Part II
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
Brokerage Transactions
Customers’ securities transactions are recorded on a settlement date basis, with related commission income and expenses reported on a trade date basis. Receivables from and payables to clients include amounts due on cash and margin transactions. Securities owned by customers are held as collateral for receivables; such collateral is not reflected in the consolidated financial statements. We have the ability by contract or custom to sell or re-pledge this collateral and have done so at various times. As of December 31, 2022 and 2021, we had $267.1 million and $23.4 million of re-pledged securities, respectively. Principal securities transactions and related expenses are recorded on a trade date basis.
Securities borrowed and securities loaned by our broker-dealer subsidiaries are recorded at the amount of cash collateral advanced or received in connection with the transaction and are included in receivables from and payables to brokers and dealers in the consolidated statements of financial condition. Securities borrowed transactions require us to deposit cash collateral with the lender. With respect to securities loaned, we receive cash collateral from the borrower. See Note 8 for securities borrowed and loaned amounts recorded in our consolidated statements of financial condition as of December 31, 2022 and 2021. The initial collateral advanced or received approximates or is greater than the fair value of securities borrowed or loaned. We monitor the fair value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral, as appropriate. As of December 31, 2022 and 2021, there is no allowance provision required for the collateral advanced. Income or expense is recognized over the life of the transaction.
Cash on deposit with clearing organizations for trade facilitation purposes is reported in assets held for sale as of December 31, 2022 and other assets as of December 31, 2021, in our consolidated statements of financial condition. As of December 31, 2021, we had $114.9 million of cash on deposit with clearing organizations. As of December 31, 2022 and 2021, we held no U.S. Treasury bills pledged as collateral. These clearing organizations have the ability by contract or custom to sell or re-pledge the collateral, if any.
Current Expected Credit Losses- Receivables from Brokerage clients
Receivables from clients primarily consists of margin loan balances. The value of the securities owned by clients and held as collateral for these receivables is not reflected in the consolidated financial statements and the collateral was not repledged or sold as of December 31, 2022 and 2021. We consider these financing receivables to be of good credit quality because these receivables are primarily collateralized by the related client investments.
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

88	AllianceBernstein

Part II
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
Goodwill
Our acquisitions are accounted for under the acquisition method of accounting, where the cost of the acquisition is allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, results in the recognition of goodwill.
On July 1, 2022, AB Holding acquired a 100% ownership interest in CarVal Investors L.P. (“CarVal”). Immediately following its acquisition of CarVal (the "CarVal acquisition"), AB Holding contributed 100% of its equity interests in CarVal to AB in exchange for AB Units (see Note 24 Acquisitions and Divestitures).
On November 22, 2022, AB and SocGen, a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses. As a result, the BRS business has been classified as held for sale and $159.8 million of goodwill recorded on the consolidated statement of financial condition has been allocated to the held for sale disposal group. As AB is a single reporting unit, we have allocated goodwill to the disposal group based on the relative fair values of (1) the disposal group and (2) the portion of the reporting unit that will be retained. For further discussion, see Note 24 Acquisitions and Divestitures.
As of December 31, 2022, we had goodwill of $3.6 billion on the consolidated statement of financial condition which included $666.1 million as a result of the CarVal acquisition in the third quarter of 2022, $2.8 billion as a result of the Sanford C. Bernstein Inc. (“Bernstein”) acquisition in 2000 and $291.9 million in regard to various smaller acquisitions. Approximately, $159.8 million of goodwill has been classified as assets held for sale on the consolidated statement of financial condition.
Goodwill is tested annually, as of September 30, for impairment utilizing the market approach where the fair value of the reporting unit is based on its unadjusted market valuation (AB Units outstanding multiplied by AB Holding's Unit price) and adjusted market valuations assuming a control premium (when applicable). The price of a publicly traded AB Holding Unit serves as a reasonable starting point for valuing an AB Unit because each represents the same fractional interest in our underlying business. Throughout the year, the carrying value of goodwill is also reviewed for impairment if certain events or changes in circumstances occur and trigger whether an interim impairment test may be required. Such changes in circumstances may include, but are not limited to, significant transactions including acquisitions or divestitures; a sustained decrease in the price of an AB Holding Unit or declines in AB’s market capitalization that would suggest that the fair value of the reporting unit is less than the carrying amount; significant and unanticipated declines in AB’s assets under management or revenues; and/or lower than expected earnings per unit. Any of these changes in circumstances could suggest the possibility that goodwill is impaired, but none of these events or circumstances by itself would indicate that it is more likely than not that goodwill is impaired. Instead, they are merely recognized as triggering events for the consideration of impairment and must be viewed in combination with any mitigating or positive factors. A holistic evaluation of all events since the most recent quantitative impairment test must be done to determine whether it is more likely than not that the reporting unit is impaired. As

2022 Annual Report	89

Part II
of September 30, 2022, the impairment test indicated that goodwill was not impaired. The announcement of the planned joint venture between AB and SocGen and classification of the BRS business as held for sale on the consolidated statement of financial condition during the fourth quarter of 2022 was a triggering event requiring an interim impairment test; as such, we tested our goodwill as of December 31, 2022. The impairment test indicated that goodwill was not impaired
Under ASU 2017-04, Simplifying the Test for Goodwill Impairment, a goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Under this guidance, the goodwill impairment test no longer includes a determination by management of whether a decline in fair value is temporary; however, it is important that management's determination of fair value reflect the impact of changing market conditions, including the severity and anticipated duration of any such changes.
Business Combinations
We account for business combinations using the acquisition method of accounting whereby the identifiable assets and liabilities of the acquired business, as well as any noncontrolling interest in the acquired business, are recorded at their estimated fair values as of the date that we obtain control of the acquired business. Any purchase consideration in excess of the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related expenses are expensed as incurred.
Often, as part of the business combination, intangible assets are recorded based on their estimated fair value at the time of acquisition and primarily relate to acquired investment management contracts. We periodically review indefinite-lived intangible assets for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, we perform additional impairment tests to measure the amount of the impairment loss, if any. During 2022 and 2021, these expenses included an intangible asset impairment charge of $5.6 million and $1.0 million, respectively, related to various historical acquisitions.
We periodically enter into contingent payment arrangements in connection with our business combinations. In these arrangements, we agree to pay additional consideration to the sellers to the extent that certain performance targets are achieved. We estimate the fair value of these potential future obligations at the time a business combination is consummated and record a liability on a discounted basis on our consolidated statement of financial condition. We then accrete the obligation to its expected payment amount over the measurement period. If our expected payment amount subsequently changes, the obligation is modified in the current period resulting in a gain or loss. Both gains and losses resulting from changes to expected payments and the accretion of these obligations to their expected payment amounts are reflected within contingent payment arrangements in our consolidated statements of income. The CarVal acquisition resulted in the recording of a contingent consideration payable of $228.9 million if certain performance targets are achieved over a six-year period (see Note 9 Fair Value and Note 24 Acquisitions and Divestitures). During 2022, there were no impairments of contingent consideration payable recorded in the consolidated statements of income. During the fourth quarters of 2021 and 2020, we recorded an impairment of the contingent consideration payable of $0.6 million and $1.4 million, respectively. These impairments were related to our 2016 acquisition of Ramius Alternative Solutions LLC.
Several valuation methods may be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we typically use a method that is a form of the income approach, whereby a forecast of future cash flows attributable to the asset are discounted to present value using a risk-adjusted discount rate. Similarly for contingent liabilities, we develop a forecast of future cash flows attributable to the performance objectives that are then discounted to present value using a risk-adjusted discount rate. Some of the more significant estimates and assumptions inherent in the income approach include the amount and timing of projected future cash flows and the discount rate selected to measure the risks inherent in the future cash flows. See Note 24 Acquisitions and Divestitures.
Intangible Assets, Net
Intangible assets consist primarily of costs assigned to acquired investment management contracts based on their estimated fair value at the time of acquisition, less accumulated amortization. Intangible assets are recognized at fair value and generally are amortized on a straight-line basis over their estimated useful life ranging from 5 to 20 years.
The CarVal acquisition resulted in recording of $303.0 million of finite-lived intangible assets primarily relating to investment management contracts and investor relationships with useful lives ranging from 5 to 10 years (see Note 24 Acquisitions and Divestitures).
As of December 31, 2022, intangible assets, net of accumulated amortization, of $310.2 million on the consolidated statement of financial condition consists of $295.0 million of finite-lived intangible assets subject to amortization and $15.2 million of indefinite-lived intangible assets not subject to amortization.
As of December 31, 2021, intangible assets, net of accumulated amortization, of $41.5 million on the consolidated statement of financial condition consisted of $26.3 million of finite-lived intangible assets subject to amortization and $15.2 million of indefinite-lived intangible assets not subject to amortization in regard to other acquisitions.

90	AllianceBernstein

Part II
The gross carrying amount of finite-lived intangible assets totaled $327.9 million as of December 31, 2022 and $53.8 million as of December 31, 2021, and accumulated amortization was $32.9 million as of December 31, 2022 and $27.5 million as of December 31, 2021.
Amortization expense was $26.6 million for 2022, $5.7 million for 2021 and $21.4 million for 2020. Estimated annual amortization expense is approximately $47 million annually in years one through three, $46 million in year four and approximately $25 million in year five.
We periodically review indefinite-lived intangible assets for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying value exceeds fair value, we perform additional impairment tests to measure the amount of the impairment loss, if any. During the fourth quarter of 2022 we performed an impairment assessment and recorded an impairment of $5.6 million related to our 2014 acquisition of CPH Capital. During the fourth quarters of 2021 and 2020, we recorded impairments of $1.0 million and $1.5 million, respectively, related to our 2016 acquisition of Ramius Alternative Solutions LLC. Due to the loss of acquired investment management contracts during each respective year, the carrying value of the finite-lived intangible assets exceeded the fair value of the contracts. We determined the fair value of the contracts using a discounted cash flow model. The impairment charge was recorded in general and administrative expenses in the consolidated statements of income.
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
We periodically review the deferred sales commission asset for impairment as events or changes in circumstances indicate that the carrying value may not be recoverable. If these factors indicate impairment in value, we compare the carrying value to the undiscounted cash flows expected to be generated by the asset over its remaining life. If we determine the deferred sales commission asset is not fully recoverable, the asset will be deemed impaired and a loss will be recorded in the amount by which the recorded amount of the asset exceeds its estimated fair value. There were no impairment charges recorded during 2022 or 2021.
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

2022 Annual Report	91

Part II
highly complex or broad in scope. In these cases, we disclose that we are unable to predict the outcome or estimate a possible loss or range of loss.
Assets and Liabilities Held for Sale
The Company classifies assets and liabilities to be sold (disposal group) as held for sale in the period when all of the applicable criteria are met, including: (i) management commits to a plan to sell, (ii) the disposal group is available to sell in its present condition, (iii) there is an active program to locate a buyer, (iv) the disposal group is being actively marketed at a reasonable price in relation to its fair value, (v) significant changes to the plan to sell are unlikely, and (vi) the sale of the disposal group is generally probable of being completed within one year. Management performs an assessment of held for sale at least quarterly or when events or changes in business circumstances indicate that a change in classification may be necessary. Assets and liabilities held for sale are presented separately within the consolidated statements of financial condition with any adjustments necessary to measure the disposal group at the lower of its carrying value or fair value less costs to sell. Depreciation of property, plant and equipment and amortization of intangible and right-of-use assets are not recorded while these assets are classified as held for sale. For each reporting period the disposal group remains classified as held for sale, the carrying value of the disposal group is adjusted for subsequent changes in fair value less costs to sell. A loss is recognized for any subsequent decrease in fair value less costs to sell, while a gain is recognized in any subsequent period for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. If, in any period, the carrying value of the disposal group exceeds the estimated fair value less costs to sell, a loss is recognized on sale rather than an impairment loss.
Assets and liabilities classified as held for sale on the consolidated statement of financial condition as of December 31, 2022 were $551.4 million and $108.0 million, respectively. The 2021 consolidated statement of financial condition was not recast for assets and liabilities classified as held for sale in 2022.
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
Awards granted in December 2022, 2021 and 2020 allowed employees to allocate their awards between restricted AB Holding Units and deferred cash. Participants (except certain members of senior management) generally could allocate up to 50% of their awards to deferred cash, not to exceed a total of $250,000 per award. Each of our employees based outside of the United States (other than expatriates), who received an award of $100,000 or less, could have allocated 100% of their award to deferred cash. For these awards, the number of AB Holding Units awarded was based on the closing price of an AB Holding Unit on the date as of which the awards were approved by the Compensation and Workplace Practices Committee (the "Compensation Committee") of the Board of Directors (the "Board"). For awards granted in 2022, 2021 and 2020:
•We engaged in open-market purchases of AB Holding Units or purchase newly issued AB Holding Units from AB Holding that are awarded to participants and keep them in a consolidated rabbi trust.
•Quarterly distributions on vested and unvested AB Holding Units were paid to participants, regardless of whether or not a long-term deferral election has been made.
•Interest on deferred cash was accrued monthly based on our monthly weighted average cost of funds.
We recognize compensation expense related to equity compensation grants in the financial statements using the fair value method. Fair value of restricted AB Holding Unit awards is the closing price of an AB Holding Unit on the grant date; fair value of options is determined using the Black-Scholes option valuation model. Under the fair value method, compensatory expense is measured at the grant date based on the estimated fair value of the award and is recognized over the required service period. For year-end long-term incentive compensation awards, employees who resign or are terminated without cause may retain their awards, subject to compliance with certain agreements and covenants set forth in the applicable award agreement, including the imposition of forfeiture as a result of post-employment competition, prohibitions on employee and client solicitation, and a potential claw-back for failing to follow existing risk management policies. Because there is no service requirement, we fully expense these awards on the grant date. Most equity replacement, sign-on or similar deferred compensation awards included in separate employment agreements or arrangements include a required service period. Regardless of whether the award

92	AllianceBernstein

Part II
agreement includes employee service requirements, AB Holding Units typically are delivered to employees ratably over three years to four years, unless the employee has made a long-term deferral election.
Grants of restricted AB Holding Units can be awarded to Eligible Directors. Generally, these restricted AB Holding Units vest ratably over three years. These restricted AB Holding Units are not forfeitable (except if the Eligible Director is terminated for “Cause,” as that term is defined in the applicable award agreement). We fully expense these awards on grant date, as there is no service requirement.
We fund our restricted AB Holding Unit awards either by purchasing AB Holding Units on the open market or purchasing newly-issued AB Holding Units from AB Holding, and then keeping these AB Holding Units in a consolidated rabbi trust until delivering them or retiring them. In accordance with the Amended and Restated Agreement of Limited Partnership of AB (“AB”), when AB purchases newly-issued AB Holding Units from AB Holding, AB Holding is required to use the proceeds it receives from AB to purchase the equivalent number of newly issued AB Units, thus increasing its percentage ownership interest in AB. AB Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AB.
Repurchases of AB Holding Units for the years ended December 31, 2022 and 2021 consisted of the following:

	Years Ended December 31
	2022	2021
	(in millions)
Total amount of AB Holding Units Purchased(1)	5.2	5.6
Total Cash Paid for AB Holding Units Purchased(1)	$211.8	$262.3
Open Market Purchases of AB Holding Units Purchased(1)	2.3	2.6
Total Cash Paid for Open Market Purchases of AB Holding Units(1)	$92.7	$117.9
(1)Purchased on a trade date basis. The difference between open-market purchases and units retained reflects the retention of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Each quarter, we consider whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker we select has the authority to repurchase AB Holding Units on our behalf in accordance with the terms and limitations specified in the plan. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. There was no plan adopted during the fourth quarter of 2022. We may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under our incentive compensation award program and for other corporate purposes.
During 2022, we granted to employees and Eligible Directors 4.7 million restricted AB Holding Units (including 3.8 million granted in December for 2022 year-end awards to employees). During 2021, we granted to employees and Eligible Directors 7.0 million restricted AB Holding Units (including 3.4 million granted in December for 2021 year-end awards to employees). We used AB Holding Units repurchased during the periods and newly-issued AB Holding Units to fund these awards.
During 2022 and 2021, AB Holding issued 5,774 and 0.1 million AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of $0.2 million and $3.4 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly issued AB Units.
Foreign Currency Translation and Transactions
Assets and liabilities of foreign subsidiaries are translated from functional currencies into United States dollars (“US$”) at exchange rates in effect at the balance sheet dates, and related revenues and expenses are translated into US$ at average exchange rates in effect during each period. Net foreign currency gains and losses resulting from the translation of assets and liabilities of foreign operations into US$ are reported as a separate component of other comprehensive income in the consolidated statements of comprehensive income. Net foreign currency transaction losses were $10.2 million, $8.5 million and $3.3 million for 2022, 2021 and 2020, respectively, and are reported in general and administrative expenses on the consolidated statements of income.

2022 Annual Report	93

Part II
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
On February 8, 2023, the General Partner declared a distribution of $0.77 per AB Unit, representing a distribution of Available Cash Flow for the three months ended December 31, 2022. The General Partner, as a result of its 1% general partnership interest, is entitled to receive 1% of each distribution. The distribution is payable on March 16, 2023 to holders of record on February 21, 2023.
Total cash distributions per Unit paid to the General Partner and Unitholders during 2022, 2021 and 2020 were $3.87, $3.86 and $3.08, respectively.
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
Subsequent Events
We have evaluated subsequent events through the date that these financial statements were filed with the SEC and did not identify any subsequent events that would have required disclosure in these financial statements.

94	AllianceBernstein

Part II
3. Revenue Recognition
Revenues for the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	Years Ended December 31
	2022	2021	2020
	(in thousands)
Subject to contracts with customers:
Investment advisory and services fees
Base fees	$2,825,791	$2,949,405	$2,462,810
Performance-based fees	145,247	245,119	132,626
Bernstein research services	416,273	452,017	459,744
Distribution revenues
All-in-management fees	290,740	350,674	331,268
12b-1 fees	69,041	83,920	75,973
Other distribution fees	247,414	217,646	122,540
Other revenues
Shareholder servicing fees	86,661	90,225	82,317
Other	18,120	16,034	21,240
	4,099,287	4,405,040	3,688,518
Not subject to contracts with customers:
Dividend and interest income, net of interest expense	56,653	35,048	35,273
Investment (losses)	(102,413)	(636)	(16,401)
Other revenues	763	2,150	1,146
	(44,997)	36,562	20,018
Total net revenues	$4,054,290	$4,441,602	$3,708,536

2022 Annual Report	95

Part II
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

	Years Ended December 31
	2022	2021	2020
	(in thousands, except per unit amounts)
Net income attributable to AB Unitholders	$831,813	$1,148,623	$865,952
Weighted average units outstanding—basic	273,943	271,729	269,058
Dilutive effect of compensatory options to buy AB Holding Units	1	11	27
Weighted average units outstanding—diluted	273,944	271,740	269,085
Basic net income per AB Unit	$3.01	$4.18	$3.19
Diluted net income per AB Unit	$3.01	$4.18	$3.19

	Years Ended December 31
	2022	2021	2020
	(in thousands)
Anti-dilutive options excluded from diluted net income	—	—	29,056
5. Cash and Securities Segregated Under Federal Regulations and Other Requirements
As of both December 31, 2022 and 2021, $1.5 billion of U.S. Treasury Bills were segregated in a special reserve bank custody account for the exclusive benefit of our brokerage customers under Rule 15c3-3 of the Exchange Act.
6. Investments
Investments consist of:

	Years Ended December 31
	2022	2021
	(in thousands)
Equity securities:
Long-term incentive compensation-related	$21,055	$32,237
Seed capital	138,012	133,992
Other(1)	—	18,243
Exchange-traded options(1)	—	1,893
Investments in limited partnership hedge funds:
Long-term incentive compensation-related	26,815	31,602
Seed capital	15,711	19,318
Time deposits	7,750	21,024
Other	8,175	15,109
Total investments	$217,518	$273,418
(1)Amounts have been classified as held for sale on the consolidated statement of financial position as of December 31, 2022. For further discussion, see Note 24 Acquisitions and Divestitures.

96	AllianceBernstein

Part II
Total investments related to long-term incentive compensation obligations of $47.9 million and $63.8 million as of December 31, 2022 and 2021, respectively, consist of company-sponsored mutual funds and hedge funds. For long-term incentive compensation awards granted before 2009, we typically made investments in company-sponsored mutual funds and hedge funds that were notionally elected by plan participants and maintained them (and continue to maintain them) in a consolidated rabbi trust or separate custodial account. The rabbi trust and custodial account enable us to hold such investments separate from our other assets for the purpose of settling our obligations to participants. The investments held in the rabbi trust and custodial account remain available to the general creditors of AB.
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
We allocate seed capital to our investment teams to help develop new products and services for our clients. A portion of our seed capital trading investments are equity and fixed income products, primarily in the form of separately managed account portfolios, U.S. mutual funds, Luxembourg funds, Japanese investment trust management funds or Delaware business trusts. We also may allocate seed capital to investments in private equity funds. Regarding our seed capital investments, the amounts above reflect those funds in which we are not the primary beneficiary of a VIE or hold a controlling financial interest in a VOE. See Note 15, Consolidated Company-Sponsored Investment Funds, for a description of the seed capital investments that we consolidated. As of December 31, 2022 and 2021, our total seed capital investments were $309.6 million and $379.0 million, respectively. Seed capital investments in unconsolidated company-sponsored investment funds are valued using published net asset values or non-published net asset values if they are not listed on an active exchange but have net asset values that are comparable to funds with published net asset values and have no redemption restrictions.
In addition, we also have long positions in corporate equities and long exchange-traded options traded through our options desk.
The portion of unrealized gains (losses) related to equity securities, as defined by ASC 321-10, held as of December 31, 2022 and 2021 were as follows:

	Years Ended December 31
	2022	2021
	(in thousands)
Net (losses) gains recognized during the period	$(23,855)	$19,240
Less: net gains recognized during the period on equity securities sold during the period	17,960	23,697
Unrealized losses recognized during the period on equity securities held	$(41,815)	$(4,457)
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

2022 Annual Report	97

Part II
The notional value, fair value and gains and losses recognized in investment gains (losses) as of December 31, 2022 and 2021 for derivative instruments (excluding derivative instruments relating to our options desk trading activities discussed below) not designated as hedging instruments were as follows:

	Notional Value	Derivative Assets	Derivative Liabilities	Gains (Losses)
	(in thousands)
December 31, 2022
Exchange-traded futures	$154,687	$1,768	$162	$19,994
Currency forwards	34,597	4,446	5,047	1,965
Interest rate swaps	16,847	386	262	70
Credit default swaps	225,671	17,507	7,302	(1,000)
Total return swaps	28,742	605	933	14,828
Option swaps	50,000	—	6	5,211
Total derivatives	$510,544	$24,712	$13,712	$41,068
December 31, 2021
Exchange-traded futures	$131,876	$392	$1,186	$(5,072)
Currency forwards	66,058	7,344	6,980	1,746
Interest rate swaps	13,483	497	833	(316)
Credit default swaps	155,757	6,594	6,967	(2,914)
Total return swaps	63,817	595	527	(6,433)
Option swaps	50,000	—	430	(309)
Total derivatives	$480,991	$15,422	$16,923	$(13,298)
As of December 31, 2022 and 2021, the derivative assets and liabilities are included in both receivables and payables to brokers and dealers on our consolidated statements of financial condition. Gains and losses on derivative instruments are reported in investment gains (losses) on the consolidated statements of income.
We may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. We minimize our counterparty exposure through a credit review and approval process. In addition, we have executed various collateral arrangements with counterparties to the over-the-counter derivative transactions that require both pledging and accepting collateral in the form of cash. As of December 31, 2022 and 2021, we held $8.4 million and $2.9 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in payables to brokers and dealers in our consolidated statements of financial condition.
Although notional amount is the typical measure of volume in the derivatives market, it is not used as a measure of credit risk. Generally, the current credit exposure of our derivative contracts is limited to the net positive estimated fair value of derivative contracts at the reporting date after taking into consideration the existence of netting agreements and any collateral received. A derivative with positive value (a derivative asset) indicates existence of credit risk because the counterparty would owe us if the contract were closed. Alternatively, a derivative contract with negative value (a derivative liability) indicates we would owe money to the counterparty if the contract were closed. Generally, if there is more than one derivative transaction with a single counterparty, a master netting arrangement exists with respect to derivative transactions with that counterparty to provide for aggregate net settlement.
Certain of our standardized contracts for over-the-counter derivative transactions (“ISDA Master Agreements”) contain credit risk related contingent provisions pertaining to each counterparty's credit rating. In some ISDA Master Agreements, if the counterparty’s credit rating, or in some agreements, our AUM, falls below a specified threshold, either a default or a termination event permitting the counterparty to terminate the ISDA Master Agreement would be triggered. In all agreements that provide for collateralization, various levels of collateralization of net liability positions are applicable, depending on the credit rating of the counterparty. As of December 31, 2022 and 2021, we delivered $4.2 million and $5.6 million, respectively, of cash collateral into brokerage accounts. We report this cash collateral in cash and cash equivalents in our consolidated statements of financial condition.
As of December 31, 2022 long and short exchange-traded equity options were classified as held for sale on our consolidated statement of financial position. For further discussion, see Note 24 Acquisitions and Divestitures. As of December 31, 2021, we held $1.9 million, respectively, of long exchange-traded equity options, which are included in other investments on our consolidated statements of financial condition. In addition, as of December 31, 2021, we held $2.8 million, respectively, of

98	AllianceBernstein

Part II
short exchange-traded equity options, which are included in securities sold not yet purchased on our consolidated statements of financial condition.
Our options desk provides our clients with equity derivative strategies and execution for exchange-traded options on single stocks, exchange-traded funds and indices. While predominately agency-based, the options desk may commit capital to facilitate a client's transaction. Our options desk hedges the risk associated with this activity by taking offsetting positions in equities. For the year ended December 31, 2022 and 2021, we recognized $22.1 million of losses and zero gains or losses on equity options activity, respectively. These losses are recognized in investment gains (losses) in the consolidated statements of income.
8. Offsetting Assets and Liabilities
See Note 15, Consolidated Company-Sponsored Investment Funds, for disclosure of offsetting assets and liabilities of our consolidated company-sponsored investment funds.
Offsetting of assets as of December 31, 2022 and 2021 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Received	Net Amount
	(in thousands)
December 31, 2022
Securities borrowed(1)	$62,063	$—	$62,063	$(62,058)	$—	$5
Derivatives	24,712	—	24,712	—	(8,361)	16,351
Long exchange-traded options(1)	—	—	—	—	—	—
December 31, 2021
Securities borrowed	$19,899	$—	$19,899	$(18,327)	$—	$1,572
Derivatives	15,422	—	15,422	—	(2,872)	12,550
Long exchange-traded options	1,893	—	1,893	—	—	1,893

2022 Annual Report	99

Part II
Offsetting of liabilities as of December 31, 2022 and 2021 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments Collateral	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2022
Securities loaned(1)	$272,580	$—	$272,580	$(267,053)		$5,527
Derivatives	13,712	—	13,712	—	(4,158)	9,554
Short exchange-traded options(1)	—	—	—	—	—	—
December 31, 2021
Securities loaned	$23,911	$—	$23,911	$(23,373)	$—	$538
Derivatives	16,923	—	16,923	—	(5,572)	11,351
Short exchange-traded options	2,774	—	2,774	—	—	2,774
(1)Certain amounts have been classified as held for sale on the consolidated statement of financial position as of December 31, 2022. For further discussion, see Note 24 Acquisitions and Divestitures.
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

100	AllianceBernstein

Part II
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Valuation of our financial instruments by pricing observability levels as of December 31, 2022 and 2021 was as follows (in thousands):

	Level 1	Level 2	Level 3	NAV Expedient(2)	Other	Total
December 31, 2022(1):
Money markets	$95,521	$—	$—	$—	$—	$95,521
Securities segregated (U.S. Treasury Bills)	—	1,521,705	—	—	—	1,521,705
Derivatives	1,768	22,944	—	—	—	24,712
Investments:
Equity securities	129,655	27,799	129	1,484	—	159,067
Limited partnership hedge funds(3)	—	—	—	—	42,526	42,526
Time deposits(4)	—	—	—	—	7,750	7,750
Other investments	6,689	—	—	—	1,486	8,175
Total investments	136,344	27,799	129	1,484	51,762	217,518
Total assets measured at fair value	$233,633	$1,572,448	$129	$1,484	$51,762	$1,859,456
Derivatives	162	13,550	—	—	—	13,712
Contingent payment arrangements	—	—	247,309	—	—	247,309
Total liabilities measured at fair value	$162	$13,550	$247,309	$—	$—	$261,021
December 31, 2021:
Money markets	$151,156	$—	$—	$—	$—	$151,156
Securities segregated (U.S. Treasury Bills)	—	1,503,828	—	—	—	1,503,828
Derivatives	392	15,030	—	—	—	15,422
Investments:
Equity securities	144,917	39,284	126	145	—	184,472
Long exchange-traded options	1,893	—	—	—	—	1,893
Limited partnership hedge funds(3)	—	—	—	—	50,920	50,920
Time deposits(4)	—	—	—	—	21,024	21,024
Other investments	9,094	—	—	—	6,015	15,109
Total investments	155,904	39,284	126	145	77,959	273,418
Total assets measured at fair value	$307,452	$1,558,142	$126	$145	$77,959	$1,943,824
Securities sold not yet purchased:
Short equities – corporate	$1,054	$—	$—	$—	$—	$1,054
Short exchange-traded options	2,774	—	—	—	—	2,774
Derivatives	1,186	15,737	—	—	—	16,923
Contingent payment arrangements	—	—	38,260	—	—	38,260
Total liabilities measured at fair value	$5,014	$15,737	$38,260	$—	$—	$59,011
(1)Certain amounts have been classified as held for sale on the consolidated statement of financial position as of December 31, 2022. For further discussion, see Note 24 Acquisitions and Divestitures.
(2)Investments measured at fair value using NAV (or its equivalent) as a practical expedient.
(3)Investments in equity method investees that are not measured at fair value in accordance with GAAP.
(4)Investments carried at amortized cost that are not measured at fair value in accordance with GAAP.

2022 Annual Report	101

Part II
Other investments included in Level 1 of the fair value hierarchy include our investment in a mutual fund measured at fair value ($6.7 million and $9.1 million as of December 31, 2022 and 2021, respectively). Other investments not measured at fair value include (i) investments in start-up companies that do not have a readily available fair value (these investments were $0.3 million as of December 31, 2022 and 2021), (ii) investments in equity method investees that are not measured at fair value in accordance with GAAP (during the third quarter of 2022, we sold this investment and the balance was reduced to zero, as compared to $2.9 million as of December 31, 2021), and (iii) broker-dealer exchange memberships that are not measured at fair value in accordance with GAAP ($1.2 million and $2.8 million as of December 31, 2022 and 2021, respectively).
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
•Equity securities: Our equity securities consist principally of company-sponsored mutual funds with NAVs and various separately managed portfolios consisting primarily of equity and fixed income mutual funds with quoted prices in active markets, which are included in Level 1 of the valuation hierarchy. In addition, some securities are valued based on observable inputs from recognized pricing vendors, which are included in Level 2 of the valuation hierarchy.
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
•Securities sold not yet purchased: Securities sold not yet purchased, primarily reflecting short positions in equities and exchange-traded options, are included in Level 1 of the valuation hierarchy. As of December 31, 2022 these securities have been classified as held for sale on the consolidated statement of financial position.
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
During the years ended December 31, 2022 and 2021, there were no transfers between Level 2 and Level 3 securities.
The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as equity securities, is as follows:

	December 31
	2022	2021
	(in thousands)
Balance as of beginning of period	$126	$125
Purchases	—	—
Sales	—	—
Realized gains (losses), net	—	—
Unrealized gains (losses), net	3	1
Balance as of end of period	$129	$126
Realized and unrealized gains and losses on Level 3 financial instruments are recorded in investment gains and losses in the consolidated statements of income.

102	AllianceBernstein

Part II
Our acquisitions may include contingent consideration arrangements as part of the purchase price. The change in carrying value associated with Level 3 financial instruments carried at fair value, classified as contingent payment arrangements, is as follows:

	December 31
	2022	2021
	(in thousands)
Balance as of beginning of period	$38,260	$27,750
Addition	231,385	7,800
Accretion	6,563	3,310
Changes in estimates	—	(600)
Held for sale reclassification	(28,899)	—
Balance as of end of period	$247,309	$38,260
In the third quarter of 2022, we acquired CarVal and recorded a contingent consideration liability of $228.9 million (see Note 24 Acquisitions and Divestitures). The liability, ranging from zero to $650.0 million, is based on CarVal achieving certain performance objectives over a six-year period ending December 31, 2027. The liability was valued using a forecast of future cash flows attributable to the performance objectives that are discounted to present value using a risk-adjusted discount rate. The expected revenue growth rates range from 3.9% to 31.5%, with a weighted average of 14.1%, calculated using cumulative revenues and range of revenue growth rates. The discount rates range from 4.1% to 4.6%, with a weighted average of 4.2%, calculated using total contingent liabilities and range of discount rates.
As of December 31, 2022, including the CarVal acquisition, the expected revenue growth rates range from 2.0% to 83.9%, with a weighted average of 11.5%, calculated using cumulative revenues and range of revenue growth rates (excluding revenue growth from additional AUM contributed in year of acquisition). The discount rates ranged from 1.9% to 10.4%, with a weighted average of 4.5%, calculated using total contingent liabilities and range of discount rates. As of December 31, 2021, the expected revenue growth rates range from 2.0% to 83.9%, with a weighted average of 11.9%, calculated using cumulative revenues and range of revenue growth rates (excluding revenue growth from additional AUM contributed in year of acquisition). The discount rates ranged from 1.9% to 10.4%, with a weighted average of 7.0%, calculated using total contingent liabilities and range of discount rates.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We did not have any material assets or liabilities that were measured at fair value for impairment on a nonrecurring basis during the years ended December 31, 2022 or 2021.
10. Furniture, Equipment and Leasehold Improvements, Net
Furniture, equipment and leasehold improvements, net consist of:

	Years Ended December 31
	2022	2021
	(in thousands)
Furniture and equipment	$605,567	$584,161
Leasehold improvements	323,982	301,036
Total	929,549	885,197
Less: Accumulated depreciation and amortization	(740,291)	(716,022)
Furniture, equipment and leasehold improvements, net	$189,258	$169,175
Depreciation and amortization expense on furniture, equipment and leasehold improvements were $39.7 million, $38.8 million and $39.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

2022 Annual Report	103

Part II
11. Deferred Sales Commissions, Net
The components of deferred sales commissions, net for the years ended December 31, 2022 and 2021 were as follows (excluding amounts related to fully amortized deferred sales commissions):

	Years Ended December 31
	2022	2021
	(in thousands)
Carrying amount of deferred sales commissions	$172,181	$177,233
Less: Accumulated amortization	(66,184)	(53,976)
Cumulative CDSC received	(53,747)	(48,358)
Deferred sales commissions, net	$52,250	$74,899
Amortization expense was $34.8 million, $34.4 million and $27.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Estimated future amortization expense related to the December 31, 2022 net asset balance, assuming no additional CDSC is received in future periods, is as follows (in thousands):

2023	$28,683
2024	17,848
2025	5,309
2026	410
Total	$52,250
12. Debt
Credit Facility
AB has an $800.0 million committed, unsecured senior revolving credit facility (the "Credit Facility") with a group of commercial banks and other lenders, which matures on October 13, 2026. The Credit Facility provides for possible increases in the principal amount by up to an aggregate incremental amount of $200.0 million; any such increase is subject to the consent of the affected lenders. The Credit Facility is available for AB and Sanford C. Bernstein & Co., LLC ("SCB LLC") business purposes, including the support of AB’s commercial paper program. Both AB and SCB LLC can draw directly under the Credit Facility and management may draw on the Credit Facility from time to time. AB has agreed to guarantee the obligations of SCB LLC under the Credit Facility.
The Credit Facility contains affirmative, negative and financial covenants, which are customary for facilities of this type, including restrictions on dispositions of assets, restrictions on liens, a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2022, we were in compliance with these covenants. The Credit Facility also includes customary events of default (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all outstanding loans may be accelerated and/or lender’s commitments may be terminated. Also, under such provisions, upon the occurrence of certain insolvency- or bankruptcy-related events of default, all amounts payable under the Credit Facility would automatically become immediately due and payable, and the lender’s commitments automatically would terminate.
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
As of December 31, 2022 and 2021, we had no amounts outstanding under the Credit Facility. During 2022 and 2021, we did not draw upon the Credit Facility.
EQH Facility
AB also has a $900.0 million committed, unsecured senior credit facility (“EQH Facility”) with EQH. The EQH Facility matures on November 4, 2024 and is available for AB's general business purposes. Borrowings under the EQH Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates.

104	AllianceBernstein

Part II
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
As of December 31, 2022 and 2021, AB had $900.0 million and $755.0 million outstanding under the EQH Facility with interest rates of approximately 4.3% and 0.2%, respectively. Average daily borrowings on the EQH Facility during 2022 and 2021 were $655.2 million and $404.6 million, respectively, with weighted average interest rates of approximately 1.7% and 0.2%, respectively.
EQH Uncommitted Facility
In addition to the EQH Facility, AB has a $300.0 million uncommitted, unsecured senior credit facility (“EQH Uncommitted Facility”) with EQH. The EQH Uncommitted Facility matures on September 1, 2024 and is available for AB's general business purposes. Borrowings under the EQH Unsecured Facility generally bear interest at a rate per annum based on prevailing overnight commercial paper rates. The EQH Uncommitted Facility contains affirmative, negative and financial covenants which are substantially similar to those in the EQH Facility. As of December 31, 2022, we had $90.0 million outstanding under the EQH Uncommitted Facility with an interest rate of approximately 4.3%. Average daily borrowings on the EQH Facility during 2022 were $0.7 million with a weighted average interest rate of approximately 4.3%. During 2021, we did not draw on the facility.
Commercial Paper
As of both December 31, 2022 and 2021, we had no commercial paper outstanding. The commercial paper is short term in nature, and as such, recorded value is estimated to approximate fair value (and considered a Level 2 security in the fair value hierarchy). Average daily borrowings of commercial paper during 2022 and 2021 were $189.9 million and $157.0 million, respectively, with weighted average interest rates of approximately 1.5% and 0.2%, respectively.
Revolving Credit Facility
AB had a $200.0 million committed, unsecured senior revolving credit facility (the "Revolver") with a leading international bank, which matured on November 16, 2021. Average daily borrowings under the Revolver for 2021 were $13.3 million with a weighted average interest rate of approximately 1.1%.
SCB Lines of Credit
SCB LLC currently has five uncommitted lines of credit with five financial institutions. Four of these lines of credit permit us to borrow up to an aggregate of approximately $315.0 million, with AB named as an additional borrower, while the other line has no stated limit. AB has agreed to guarantee the obligations on SCB LLC under these lines of credit. As of December 31, 2022 and 2021, SCB LLC had no outstanding balance on these lines of credit. Average daily borrowings on the lines of credit during 2022 and 2021 were $1.4 million and $47 thousand, respectively, with weighted average interest rates of approximately 3.7% and 0.9%, respectively.
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

2022 Annual Report	105

Part II
Leases included in the consolidated statements of financial condition as of December 31, 2022 and 2021 were as follows:

	Classification	December 31, 2022	December 31, 2021
	(in thousands)
Operating Leases
Operating lease right-of-use assets	Right-of-use assets	$360,092	$414,105
Operating lease liabilities	Lease liabilities	415,539	482,781
Finance Leases
Property and equipment, gross	Right-of-use assets	18,116	10,947
Amortization of right-of-use assets	Right-of-use assets	(6,310)	(3,072)
Property and equipment, net		11,806	7,875
Finance lease liabilities	Lease liabilities	11,940	7,954
The components of lease expense included in the consolidated statements of income for the years ended December 31, 2022 and 2021 were as follows:

		Years Ended December 31
	Classification	2022	2021
		(in thousands)
Operating lease cost	General and administrative	$97,198	$97,466

Financing lease cost:
Amortization of right-of-use assets	General and administrative	3,860	2,355
Interest on lease liabilities	Interest expense	200	107
Total finance lease cost		4,060	2,462
Variable lease cost (1)	General and administrative	40,552	39,827
Sublease income	General and administrative	(34,420)	(37,317)
Net lease cost		$107,390	$102,438
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
Maturities of lease liabilities are as follows:

	Operating Leases	Financing Leases	Total
Year ending December 31,	(in thousands)
2023	$97,489	$4,169	$101,658
2024	104,596	3,258	107,854
2025	37,319	2,828	40,147
2026	35,808	1,810	37,618
2027	32,821	324	33,145
Thereafter	146,319	—	146,319
Total lease payments	454,352	12,389	$466,741
Less interest	(38,813)	(449)
Present value of lease liabilities	$415,539	$11,940

106	AllianceBernstein

Part II
We have signed a lease that commences in 2024, relating to approximately 166,000 square feet of space in New York City. Our estimated total base rent obligation (excluding taxes, operating expenses and utilities) over the 20-year lease term is approximately $393.0 million.

Lease term and discount rate:
Weighted average remaining lease term (years):
Operating leases	7.35
Finance leases	3.47
Weighted average discount rate:
Operating leases	2.69%
Finance leases	2.10%
Supplemental non-cash activity related to leases are as follows:

	Years Ended December 31
	2022	2021
	(in thousands)
Right-of-use assets obtained in exchange for lease obligations(1):
Operating leases	$38,875	$82,379
Finance leases	7,791	7,782
(1)Represents non-cash activity and, accordingly, is not reflected in the consolidated statements of cash flows.
14. Commitments and Contingencies
Leases
As indicated in Note 13, we lease office space, office equipment and technology under various leasing arrangements. The future minimum payments under non-cancelable leases, sublease commitments and related payments we are obligated to make, net of sublease commitments of third party lessees to make payments to us, as of December 31, 2022, are as follows:

	Payments	Sublease Receipts	Net Payments
	(in millions)
2023	$107.6	$(31.9)	$75.7
2024	108.9	(30.9)	78.0
2025	58.3	—	58.3
2026	55.7	—	55.7
2027	51.3	—	51.3
2028 and thereafter	487.7	—	487.7
Total future minimum payments	$869.5	$(62.8)	$806.7
See Note 13 for material lease commitments.
Legal Proceedings
On December 14, 2022, four individual participants in the Profit Sharing Plan for Employees of AllianceBernstein L.P., (the "Plan") filed a class action complaint (the “Complaint”) in the U.S. District Court for the Southern District of New York against AB, current and former members of the Compensation Committee, and the Investment and Administrative Committees under the Plan. Plaintiffs, who seek to represent a class of all participants in the Plan from December 14, 2016 to the present, allege that defendants violated their fiduciary duties and engaged in prohibited transactions under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), by including proprietary collective investment trusts as investment options offered under the Plan. The Complaint seeks unspecified damages, disgorgement and other equitable relief. AB is prepared to defend itself vigorously against these claims. While the ultimate outcome of this matter is currently not determinable given the matter remains in its early stages, we do not believe this litigation will have a material adverse effect on our results of operations, financial condition or liquidity.

2022 Annual Report	107

Part II
AB may be involved in various other matters, including regulatory inquires, administrative proceedings and litigation, some of which may allege significant damages. It is reasonably possible that we could incur losses pertaining to these other matters, but we cannot currently estimate any such losses. Management, after consultation with legal counsel, currently believes that the outcome of any other individual matter that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations, financial condition or liquidity. However, any inquiry, proceeding or litigation has an element of uncertainty; management cannot determine whether further developments relating to any other individual matter that is pending or threatened, or all of them combined, will have a material adverse effect on our results of operation, financial condition or liquidity in any future reporting period.
Other
During 2010, as general partner of AllianceBernstein U.S. Real Estate L.P. (“Real Estate Fund”), we committed to invest $25.0 million in the Real Estate Fund. As of December 31, 2022, we had funded $22.4 million of this commitment. During 2014, as general partner of AllianceBernstein U.S. Real Estate II L.P. (“Real Estate Fund II”), we committed to invest $27.3 million, as amended in 2020, in the Real Estate Fund II. As of December 31, 2022, we had funded $21.6 million of this commitment.
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

108	AllianceBernstein

Part II
We are not required to provide financial support to company-sponsored investment funds and only the assets of such funds are available to settle each fund's own liabilities. Our exposure to loss regarding consolidated company-sponsored investment funds is limited to our investment in, and our management fee earned from, such funds. Equity and debt holders of such funds have no recourse to AB’s assets or to the general credit of AB.
The balances of consolidated VIEs included in our consolidated statements of financial condition were as follows:

	December 31, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$19,751	$90,326
Investments	516,536	613,025
Other assets	44,424	30,461
Total assets	$580,711	$733,812
Liabilities	$55,529	$87,000
Redeemable non-controlling interest	368,656	421,169
Partners' capital attributable to AB Unitholders	156,526	225,643
Total liabilities, redeemable non-controlling interest and partners' capital	$580,711	$733,812
During 2022, we deconsolidated five funds in which we had seed investments totaling approximately $61.8 million as of December 31, 2021 due to no longer having a controlling financial interest.
Fair Value
Cash and cash equivalents include cash on hand, demand deposits, overnight commercial paper and highly liquid investments with original maturities of three months or less. Due to the short-term nature of these instruments, the recorded value has been determined to approximate fair value.
Valuation of consolidated company-sponsored investment funds' financial instruments by pricing observability levels as of December 31, 2022 and 2021 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2022:
Investments	$129,706	$386,830	$—	$516,536
Derivatives	1,529	6,023	—	7,552
Total assets measured at fair value	$131,235	$392,853	$—	$524,088
Derivatives	$14,932	$6,608	$—	$21,540
Total liabilities measured at fair value	$14,932	$6,608	$—	$21,540
December 31, 2021:
Investments	$165,415	$444,253	$3,357	$613,025
Derivatives	622	5,265	—	5,887
Total assets measured at fair value	$166,037	$449,518	$3,357	$618,912
Derivatives	$16,291	$2,051	$—	$18,342
Total liabilities measured at fair value	$16,291	$2,051	$—	$18,342
See Note 9 for a description of the fair value methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

2022 Annual Report	109

Part II
The change in carrying value associated with Level 3 financial instruments carried at fair value within consolidated company-sponsored investment funds was as follows:

	December 31,
	2022	2021
	(in thousands)
Balance as of beginning of period	$3,357	$619
Deconsolidated funds	(3,351)	(717)
Transfers (out)	(6)	(205)
Purchases	248	3,675
Sales	(248)	(7)
Realized gains, net	—	3
Unrealized (losses), net	—	(11)
Balance as of end of period	$—	$3,357
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
Derivative Instruments
As of December 31, 2022 and 2021, the VIEs held $14.0 million and $12.5 million (net), respectively, of futures, forwards, options and swaps within their portfolios. For the years ended December 31, 2022 and 2021, we recognized $9.4 million and $0.7 million of losses, respectively, on these derivatives. These gains and losses are recognized in investment gains (losses) in the consolidated statements of income.
As of December 31, 2022 and 2021, the VIEs held $2.7 million and $0.9 million, respectively, of cash collateral payable to trade counterparties. This obligation to return cash is reported in the liabilities of consolidated company-sponsored investment funds in our consolidated statements of financial condition.
As of December 31, 2022 and 2021, the VIEs delivered $5.4 million and $1.8 million, respectively, of cash collateral into brokerage accounts. The VIEs report this cash collateral in the consolidated company-sponsored investment funds cash and cash equivalents in our consolidated statements of financial condition.
Offsetting Assets and Liabilities
Offsetting of derivative assets of consolidated company-sponsored investment funds as of December 31, 2022 and 2021 was as follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
December 31, 2022:
Derivatives	$7,552	$—	$7,552	$—	$(2,731)	$4,821
December 31, 2021:
Derivatives	$5,887	$—	$5,887	$—	$(904)	$4,983

110	AllianceBernstein

Part II
Offsetting of derivative liabilities of consolidated company-sponsored investment funds as of December 31, 2022 and 2021 was as follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2022:
Derivatives	$21,540	$—	$21,540	$—	$(5,444)	$16,096
December 31, 2021:
Derivatives	$18,342	$—	$18,342	$—	$(1,824)	$16,518
Cash collateral, whether pledged or received on derivative instruments, is not considered material and, accordingly, is not disclosed by counterparty.
Non-Consolidated VIEs
As of December 31, 2022, the net assets of company-sponsored investment products that are non-consolidated VIEs are approximately $46.4 billion; our maximum risk of loss is our investment of $5.7 million in these VIEs and our advisory fees receivable from these VIEs are $54.2 million. As of December 31, 2021, the net assets of company-sponsored investment products that were non-consolidated VIEs was approximately $68.9 billion; our maximum risk of loss was our investment of $8.8 million in these VIEs and our advisory fees receivable from these VIEs were $75.7 million.
16. Net Capital
SCB LLC is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the U.S. Securities and Exchange Commission ("SEC"). SCB LLC computes its net capital under the alternative method permitted by the applicable rule, which requires that minimum net capital, as defined, equals the greater of $1 million or two percent of aggregate debit items arising from customer transactions, as defined. As of December 31, 2022, SCB LLC had net capital of $323.1 million, which was $284.9 million in excess of the minimum net capital requirement of $38.2 million. Advances, dividend payments and other equity withdrawals by SCB LLC are restricted by regulations imposed by the SEC, the Financial Industry Regulatory Authority, Inc., and other securities agencies.
Our U.K.-based broker-dealer is a member of the London Stock Exchange. As of December 31, 2022, it was subject to financial resources requirements of $45.4 million imposed by the Financial Conduct Authority of the United Kingdom and had aggregate regulatory financial resources of $51.0 million, an excess of $5.6 million over the required level.
AllianceBernstein Investments, Inc. ("ABI"), another one of our subsidiaries and the distributor and/or underwriter for certain company-sponsored mutual funds, is registered as a broker-dealer under the Exchange Act and is subject to the minimum net capital requirements imposed by the SEC. As of December 31, 2022, ABI had net capital of $53.5 million, which was $53.2 million in excess of its required net capital of $0.3 million.
Many of our subsidiaries around the world are subject to minimum net capital requirements by the local laws and regulations to which they are subject. As of December 31, 2022, each of our subsidiaries subject to a minimum net capital requirement satisfied the applicable requirement.
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

2022 Annual Report	111

Part II
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
Other Counterparties
We are engaged in various brokerage, futures, forwards, options and swap activities on behalf of clients, in which counterparties primarily include broker-dealers, banks and other financial institutions. In the event these counterparties do not fulfill their obligations, our clients and we may be exposed to loss. The risk of default depends on the creditworthiness of the counterparty. It is our policy to review, as necessary, each counterparty’s creditworthiness.
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
18. Qualified Employee Benefit Plans
We maintain a qualified profit sharing plan covering U.S. employees and certain foreign employees. Employer contributions are discretionary and generally limited to the maximum amount deductible for federal income tax purposes. Aggregate contributions were $17.5 million, $16.5 million and $15.6 million for 2022, 2021 and 2020, respectively.
We maintain several defined contribution plans for foreign employees working for our subsidiaries in the United Kingdom, Australia, Japan and other locations outside the United States. Employer contributions generally are consistent with regulatory requirements and tax limits. Defined contribution expense for foreign entities was $10.2 million, $9.8 million and $8.4 million in 2022, 2021 and 2020, respectively.
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
Our policy is to satisfy our funding obligation for each year in an amount not less than the minimum required by ERISA and not greater than the maximum amount we can deduct for federal income tax purposes. We did not make a contribution to the Retirement Plan during 2022. We do not currently anticipate that we will contribute to the Retirement Plan during 2023. Contribution estimates, which are subject to change, are based on regulatory requirements, future market conditions and assumptions used for actuarial computations of the Retirement Plan’s obligations and assets. Management, at the present time, has not determined the amount, if any, of additional future contributions that may be required.

112	AllianceBernstein

Part II
The Retirement Plan’s projected benefit obligation, fair value of plan assets and funded status (amounts recognized in the consolidated statements of financial condition) were as follows:

	Years Ended December 31
	2022	2021
	(in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$141,862	$151,124
Interest cost	3,958	3,794
Plan settlements	(4,524)	(5,803)
Actuarial (gain)	(37,839)	(4,447)
Benefits paid	(2,977)	(2,806)
Projected benefit obligation at end of year	100,480	141,862
Change in plan assets:
Plan assets at fair value at beginning of year	130,939	125,022
Actual return on plan assets	(27,448)	14,526
Employer contribution	—	—
Plan settlements	(4,524)	(5,803)
Benefits paid	(2,977)	(2,806)
Plan assets at fair value at end of year	95,990	130,939
Funded status	$(4,490)	$(10,923)
Effective December 31, 2015, the Retirement Plan was amended to change the actuarial basis used for converting a life annuity benefit to optional forms of payment and converting benefits payable at age 65 to earlier commencement dates. This prior service cost will be amortized over future years.
The amounts recognized in other comprehensive income (loss) for the Retirement Plan for 2022, 2021 and 2020 were as follows:

	2022	2021	2020
	(in thousands)
Unrecognized net gain (loss) from experience different from that assumed and effects of changes and assumptions	$6,519	$15,858	$(4,089)
Prior service cost	24	24	24
	6,543	15,882	(4,065)
Income tax (expense)	(33)	(87)	(216)
Other comprehensive income (loss)	$6,510	$15,795	$(4,281)
The gain of $6.5 million recognized in 2022 was primarily due to changes in the discount rate and lump sum interest rates of ($38.7 million), settlement loss recognized of ($1.7 million) and the recognized actuarial loss of ($1.0 million), offset by actual earnings less than expected earnings on plan assets ($34.0 million), changes in the census data ($0.5 million) and changes in adjustments for participants who received their pension as a lump sum ($0.4 million).
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
The loss of $4.3 million recognized in 2020 primarily was due to changes in the discount rate and lump sum interest rates ($16.7 million), offset by actual earnings exceeding expected earnings on plan assets ($10.4 million), changes in the mortality assumption ($1.0 million), the recognized actuarial loss ($1.4 million) and changes in census data ($0.4 million).

2022 Annual Report	113

Part II
Foreign retirement plans and an individual's retirement plan maintained by AB are not material to AB's consolidated financial statements. As such, disclosure for these plans is not necessary. The reconciliation of the 2022 amounts recognized in other comprehensive income for the Retirement Plan as compared to the consolidated statement of comprehensive income ("OCI Statement") is as follows:

	Retirement Plan	Retired Individual Plan	Foreign Retirement Plans	OCI Statement
	(in thousands)
Recognized actuarial gain	$6,519	$107	$296	$6,922
Amortization of prior service cost	24	—	—	24
Changes in employee benefit related items	6,543	107	296	6,946
Income tax (expense)	(33)	—	(62)	(95)
Employee benefit related items, net of tax	$6,510	$107	$234	$6,851
The amounts included in accumulated other comprehensive loss for the Retirement Plan as of December 31, 2022 and 2021 were as follows:

	2022	2021
	(in thousands)
Unrecognized net loss from experience different from that assumed and effects of changes and assumptions	$(37,249)	$(43,768)
Prior service cost	(659)	(683)
	(37,908)	(44,451)
Income tax benefit	177	210
Accumulated other comprehensive loss	$(37,731)	$(44,241)
The amortization period over which we are amortizing the loss for the Retirement Plan from accumulated other comprehensive income is 27.9 years. The estimated prior service cost and amortization of loss for the Retirement Plan that will be amortized from accumulated other comprehensive income over the next year are $24,000 and $1.0 million, respectively.
The accumulated benefit obligation for the plan was $100.5 million and $141.9 million as of December 31, 2022 and 2021, respectively.
The discount rates used to determine benefit obligations as of December 31, 2022 and 2021 (measurement dates) were 5.50% and 2.90%, respectively.
Benefit payments are expected to be paid as follows (in thousands):

2023	$10,121
2024	6,767
2025	8,058
2026	7,865
2027	8,743
2028 - 2032	38,404

114	AllianceBernstein

Part II
Net expense under the Retirement Plan consisted of:

	Years Ended December 31
	2022	2021	2020
	(in thousands)
Interest cost on projected benefit obligations	$3,958	$3,794	$4,443
Expected return on plan assets	(6,591)	(6,351)	(6,084)
Amortization of prior service cost	24	24	24
Settlement loss recognized	1,678	2,024	—
Recognized actuarial loss	1,042	1,447	1,386
Net pension expense	$111	$938	$(231)
Actuarial computations used to determine net periodic costs were made utilizing the following weighted-average assumptions:

	Years Ended December 31
	2022	2021	2020
Discount rate on benefit obligations	2.90%	2.55%	3.35%
Expected long-term rate of return on plan assets	5.25%	5.25%	5.50%
In developing the expected long-term rate of return on plan assets of 5.25%, management considered the historical returns and future expectations for returns for each asset category, as well as the target asset allocation of the portfolio. The expected long-term rate of return on assets is based on weighted average expected returns for each asset class.
As of December 31, 2022, the mortality projection assumption used the generational MP-2021 improvement scale, which is consistent with the improvement scale used in 2021. Prior to 2021, mortality was projected generationally using the MP-2020 improvements scale. The base mortality assumption used is the Society of Actuaries Pri-2012 base mortality table for private sector plans, with a white-collar adjustment, using the contingent annuitant table for beneficiaries of deceased participants.
The Internal Revenue Service (“IRS”) recently updated the mortality tables used to determine lump sums. For fiscal year-end 2022, we reflected the most recently published IRS table for lump sums assumed to be paid in 2023. We projected future mortality for lump sums assumed to be paid after 2023 using the current base mortality tables (RP-2014 backed off to 2006) and projection scale of MP-2021.
The Retirement Plan’s asset allocation percentages consisted of:

	Years Ended December 31
	2022	2021
Equity	46%	52%
Debt securities	42	38
Other	12	10
Total	100%	100%
The guidelines regarding allocation of assets are formalized in the Investment Policy Statement adopted by the Investment Committee for the Retirement Plan. The objective of the investment program is to enhance the portfolio of the Retirement Plan through total return (capital appreciation and income), thereby promoting the ongoing ability of the Retirement plan to meet future liabilities and obligations, while minimizing the need for additional contributions. The guidelines specify an allocation weighting of 10% to 35% for liability hedging investments (target of 24%), 15% to 40% for return seeking investments (target of 27%), 5% to 35% for risk mitigating investments (target of 10%), 10% to 35% for diversifying investments (target of 21%) and 5% to 35% for dynamic asset allocation (target of 18%). Investments in mutual funds, hedge funds (and other alternative investments), and other commingled investment vehicles are permitted Investment Policy Statement. Investments are permitted in overlay portfolios (regulated mutual funds), which are designed to manage short-term portfolio risk and mitigate the effect of extreme outcomes by varying the asset allocation of a portfolio.
See Note 9, Fair Value for a description of how we measure the fair value of our plan assets.

2022 Annual Report	115

Part II
The valuation of our Retirement Plan assets by pricing observability levels as of December 31, 2022 and 2021 was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2022
Cash	$1,441	$—	$—	$1,441
U.S. Treasury Strips	—	15,634	—	15,634
Fixed income mutual funds	2,149	—	—	2,149
Fixed income securities	—	22,478	—	22,478
Equity mutual funds	26,074	—	—	26,074
Equity securities	10,928	219	—	11,147
Total assets in the fair value hierarchy	40,592	38,331	—	78,923
Investments measured at net assets value	—	—	—	17,067
Investments at fair value	$40,592	$38,331	$—	$95,990

	Level 1	Level 2	Level 3	Total
December 31, 2021
Cash	$47	$—	$—	$47
U.S. Treasury Strips	—	32,355	—	32,355
Fixed income mutual funds	17,477	—	—	17,477
Equity mutual funds	43,786	—	—	43,786
Equity securities	14,801	—	—	14,801
Total assets in the fair value hierarchy	76,111	32,355	—	108,466
Investments measured at net assets value	—	—	—	22,473
Investments at fair value	$76,111	$32,355	$—	$130,939
During 2022 and 2021, the Retirement Plan's investments include the following:
•U.S. Treasury strips, (zero-coupon bonds);
•one fixed income mutual fund in 2022, as compared to two fixed income mutual funds in 2021. The fund included in both 2022 and 2021 pursues an aggressive investment strategy involving a variety of asset classes. This fund seeks inflation protection from investments around the globe, both in developed and emerging market countries. The additional fund included in 2021 sought to generate income consistent with preservation of capital;
•six equity mutual funds in both 2022 and 2021, which focus on both U.S.-based and non-U.S.-based equity securities of various capitalization sizes ranging from small to large capitalization and diversified portfolios within those capitalization ranges;
•one asset allocation mutual fund, which seeks to moderate overall volatility and limit extreme outcomes in times of market stress, without sacrificing long-term growth potential. This fund continuously adjusts the mix of global equities, bonds and related “opportunistic” assets based on our view of prospective market conditions;
•one separately managed account, managed against the Bloomberg Long U.S. Corporate index. This portfolio invests in U.S. dollar denominated investment grade fixed income securities with at least 10 years to maturity; one alternative investment, securitized assets hedge fund with a focus on mortgage credit, principally through investment in Credit Risk Transfer Securities, residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities; and
•investments measured at net asset value, including two hedge funds in both 2022 and 2021; one fund is a long/short equity-focused multi-manager hedge fund investing across industries and geographies. The second fund seeks to provide attractive risk-adjusted returns over full market cycles with less volatility than that of broad equity markets by allocating all or substantially all of their assets among portfolio managers through portfolio funds that employ a broad range of investment strategies.

116	AllianceBernstein

Part II
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
Under the Incentive Compensation Program, we made awards in 2022, 2021 and 2020 aggregating $164.3 million, $184.1 million and $177.4 million, respectively. The amounts charged to employee compensation and benefits expense for the years ended December 31, 2022, 2021 and 2020 were $160.1 million, $173.4 million and $176.8 million, respectively.
Effective as of September 30, 2017, we established the AB 2017 Long Term Incentive Plan (“2017 Plan”), which was adopted at a special meeting of AB Holding Unitholders held on September 29, 2017. The following forms of awards may be granted to employees and Eligible Directors (directors who satisfy applicable independence standards) under the 2017 Plan: (i) restricted AB Holding Units or phantom restricted AB Holding Units (a “phantom” award is a contractual right to receive AB Holding Units at a later date or upon a specified event); (ii) options to buy AB Holding Units; and (iii) other AB Holding Unit-based awards (including, without limitation, AB Holding Unit appreciation rights and performance awards). The purpose of the 2017 Plan is to promote the interest of AB by: (i) attracting and retaining talented officers, employees and directors, (ii) motivating such officers, employees and directors by means of performance-related incentives to achieve longer-range business and operational goals, (iii) enabling such officers, employees and directors to participate in the long-term growth and financial success of AB, and (iv) aligning the interests of such officers, employees and directors with those of AB Holding Unitholders. The 2017 Plan will expire on September 30, 2027, and no awards under the 2017 Plan will be made after that date. Under the 2017 Plan, the aggregate number of AB Holding Units with respect to which awards may be granted is 60 million, including no more than 30 million newly-issued AB Holding Units.
As of December 31, 2022, no options to buy AB Holding Units were outstanding and 29,795,964 AB Holding Units, net of withholding tax requirements, were subject to other AB Holding Unit awards made under the 2017 Plan or the AllianceBernstein 2010 Long Term Incentive Plan, as amended, an equity compensation plan with similar terms that was canceled on September 30, 2017. AB Holding Unit-based awards (including options) in respect of 30,204,036 AB Holding Units were available for grant under the 2017 Plan as of December 31, 2022.
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
Option Awards
We did not grant any options to buy AB Holding Units during 2022, 2021 or 2020. Historically, options granted to employees generally were exercisable at a rate of 20% of the AB Holding Units subject to such options on each of the first five anniversary dates of the date of grant; options granted to Eligible Directors generally were exercisable at a rate of 33.3% of the AB Holding Units subject to such options on each of the first three anniversary dates of the date of grant.

2022 Annual Report	117

Part II
The option-related activity in our equity compensation plans during 2022 is as follows:

	Options to Buy AB Holding Units	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	5,774	$20.12	0.33
Granted	—	—
Exercised	(5,774)	20.12
Forfeited	—	—
Expired	—	—
Outstanding as of December 31, 2022	—	$—	—	$—
Exercisable as of December 31, 2022	—	$—	—	$—
Vested or expected to vest as of December 31, 2022	—	$—	—	$—
The total intrinsic value of options exercised during 2022, 2021 or 2020 was $0.2 million, $2.2 million and $32,368, respectively.
Under the fair value method, compensation expense is measured at the grant date based on the estimated fair value of the options awarded (determined using the Black-Scholes option valuation model) and is recognized over the requisite service period. As we did not grant any option awards in 2022, 2021 or 2020, no compensation expense was recorded. As of December 31, 2022, there was no compensation expense related to unvested option grants not yet recognized in the consolidated statement of income.
Restricted AB Holding Unit Awards
In 2022, 2021 and 2020, the Board granted restricted AB Holding Unit awards to Eligible Directors. These AB Holding Units give the Eligible Directors, in most instances, all the rights of other AB Holding Unitholders, subject to such restrictions on transfer as the Board may impose.
We award restricted AB Holding Units to Eligible Directors that vest ratably over three years (four years for awards granted in 2021 and previous years). We fully expensed these awards on each grant date, as there is no service requirement. Grant details related to these awards is as follows:

	2022	2021	2020
Restricted Units Awarded	30,870	35,358	50,232
Weighted Average Grant Date Fair Value	$38.55	$44.29	$23.69
Compensation Expense (in millions)	$1.2	$1.6	$1.2
On April 28, 2017, Seth Bernstein was appointed President and Chief Executive Officer. In connection with the commencement of his employment, Mr. Bernstein was granted restricted AB Holding Units; these Units were fully amortized as of December 31, 2021. Compensation expense related to Mr. Bernstein's restricted AB Holding Unit grant was $0.3 million and $0.9 million for the years ended December 31, 2021, and 2020, respectively.
Under the Incentive Compensation Program, we awarded 4.2 million restricted AB Holding Units in 2022 (which included 3.8 million restricted AB Holding Units in December for the 2022 year-end awards as well as 0.4 million additional restricted AB Holding Units granted earlier during the year relating to the 2021 year-end awards), with grant date fair values per restricted AB Holding Unit ranging between $38.84 to $50.94.
We awarded 3.5 million restricted AB Holding Units in 2021 (which included 3.3 million restricted AB Holding Units in December for the 2021 year-end awards as well as 0.2 million additional restricted AB Holding Units granted earlier during the year relating to the 2020 year-end awards), with grant date fair values per restricted AB Holding Unit ranging between $32.10 to $50.94.

118	AllianceBernstein

Part II
We awarded 5.3 million restricted AB Holding Units in 2020 (which included 5.0 million restricted AB Holding Units in December for the 2020 year-end awards as well as 0.3 million additional restricted AB Holding Units granted earlier during the year related to the 2019 year-end awards), with grant date fair values per restricted AB Holding Unit ranging between $28.75 to $32.10.
Restricted AB Holding Units awarded under the Incentive Compensation Program in 2020 and years prior generally vested in 25% increments on December 1st of each of the four years immediately following the year in which the award was granted. Awards granted in 2021 and subsequent years generally vest in 33.3% increments on December 1st of each of the three years immediately following the year in which the award is granted.
We also award restricted AB Holding Units in connection with certain employment and separation agreements, as well as relocation-related performance awards, with vesting schedules generally ranging between two and ten years. Grant details related to these awards is as follows:

	2022	2021	2020
	(in millions excluding share prices)
Restricted Units Awarded	0.5	3.4	0.4
Grant Date Fair Value Range	$34.86 - $49.90	$29.06 - $53.86	$18.80 - $35.42
Compensation Expense	$35.0	$40.9	$32.1
The fair value of the restricted AB Holding Units is amortized over the requisite service period as compensation expense. Changes in unvested restricted AB Holding Units during 2022 are as follows:

	AB Holding Units	Weighted Average Grant Date Fair Value per AB Holding Unit
Unvested as of December 31, 2021	18,130,740	$33.98
Granted	4,709,600	40.31
Vested	(7,671,109)	32.10
Forfeited	(396,995)	36.15
Unvested as of December 31, 2022	14,772,236	$36.92
The total grant date fair value of restricted AB Holding Units that vested was $246.2 million, $199.0 million and $155.0 million during 2022, 2021 and 2020, respectively. As of December 31, 2022, the 14,772,236 unvested restricted AB Holding Units consist of 10,148,408 restricted AB Holding Units that do not have a service requirement and have been fully expensed on the grant date and 4,623,828 restricted AB Holding Units that have a service requirement and will be expensed over the required service period. As of December 31, 2022, there was $114.0 million of compensation expense related to unvested restricted AB Holding Unit awards granted and not yet recognized in the consolidated statement of income. We expect to recognize the expense over a weighted average period of 6.1 years.
20. Units Outstanding
Changes in AB Units outstanding for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Outstanding as of January 1,	271,453,043	270,509,658
Options exercised	5,774	143,211
Units issued (1)	17,326,222	3,917,437
Units retired(2)	(2,805,126)	(3,117,263)
Outstanding as of December 31,	285,979,913	271,453,043
(1)Includes 15,321,535 Units issued as a result of the CarVal acquisition.
(2)During 2022 and 2021, we purchased 2,500 and 5,400 AB Units, respectively, in private transactions and retired them.

2022 Annual Report	119

Part II
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
In order to preserve AB’s status as a private partnership for federal income tax purposes, AB Units must not be considered publicly traded. The AB Partnership Agreement provides that all transfers of AB Units must be approved by EQH and the General Partner; EQH and the General Partner approve only those transfers permitted pursuant to one or more of the safe harbors contained in the relevant Treasury regulations. If AB Units were considered readily tradable, AB’s net income would be subject to federal and state corporate income tax, significantly reducing its quarterly distributions to AB Holding. Furthermore, should AB enter into a substantial new line of business, AB Holding, by virtue of its ownership of AB, would lose its status as a publicly traded partnership and would become subject to corporate income tax, which would reduce materially AB Holding’s net income and its quarterly distributions to AB Holding Unitholders.
Earnings before income taxes and income tax expense consist of:

	Years Ended December 31
	2022	2021	2020
	(in thousands)
Earnings before income taxes:
United States	$689,278	$1,007,847	$743,687
Foreign	125,818	208,615	163,749
Total	$815,096	$1,216,462	$907,436
Income tax expense:
Partnership UBT	$5,996	$6,951	$3,356
Corporate subsidiaries:
Federal	1,457	750	1,495
State and local	931	956	904
Foreign	34,327	58,080	44,086
Current tax expense	42,711	66,737	49,841
Deferred tax	(3,072)	(4,009)	(4,188)
Income tax expense	$39,639	$62,728	$45,653

120	AllianceBernstein

Part II
The principal reasons for the difference between the effective tax rates and the UBT statutory tax rate of 4.0% are as follows:

	Years Ended December 31
	2022		2021		2020
	(in thousands)
UBT statutory rate	$32,604	4.0%	$48,659	4.0%	$36,297	4.0%
Corporate subsidiaries' federal, state, and local	1,460	0.2	1,322	0.2	2,025	0.2
Foreign subsidiaries taxed at different rates	32,664	4.0	43,019	3.5	33,969	3.7
FIN 48 reserve (release)	—	—	—	—	(1,886)	(0.2)
UBT business allocation percentage rate change	(98)	—	23	—	8	—
Deferred tax and payable write-offs	1,089	0.1	1,003	0.1	(887)	(0.1)
Foreign outside basis difference	(1,535)	(0.2)	1,492	0.1	3	—
Amended 2017 return	—	—	—	—	(221)	—
Effect of ASC 740 adjustments, miscellaneous taxes, and other	5,366	0.7	1,799	0.1	2,654	0.3
Tax Credits	(5,275)	(0.6)	—	—	—	—
Income not taxable resulting from use of UBT business apportionment factors and effect of compensation charge	(26,636)	(3.3)	(34,589)	(2.8)	(26,309)	(2.9)
Income tax expense and effective tax rate	$39,639	4.9%	$62,728	5.2%	$45,653	5.0%
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31
	2022	2021	2020
	(in thousands)
Balance as of beginning of period	$2,838	$2,838	$5,706
Additions for prior year tax positions	—	—	—
Reductions for prior year tax positions	—	—	—
Additions for current year tax positions	—	—	—
Reductions for current year tax positions	—	—	—
Reductions related to closed years/settlements with tax authorities	—	—	(2,868)
Balance as of end of period	$2,838	$2,838	$2,838
The amount of unrecognized tax benefits as of December 31, 2022, 2021, and 2020, when recognized, is recorded as a reduction to income tax expense and reduces the company’s effective tax rate.
Interest and penalties, if any, relating to tax positions are recorded in income tax expense on the consolidated statements of income. There was no interest expense recorded in 2022 or 2021. The total amount of interest expense recorded in income tax expense (credit) during 2020 was $(0.4) million. As of December 31, 2022 and 2021, there is no accrued interest recorded on the consolidated statements of financial condition. There were no penalties as of December 31, 2022, 2021 and 2020.
Generally, the company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for any year prior to 2018, except as set forth below.
During the fourth quarter of 2020, the City of New York notified us of an examination of AB's UBT returns for the years 2017 through 2019. The examination is ongoing and no provision with respect to this examination has been recorded.

2022 Annual Report	121

Part II
Currently, there are no income tax examinations at our significant non-U.S. subsidiaries. Years that remain open and may be subject to examination vary under local law and range from one to seven years.
As of December 31, 2022, it is reasonably possible that $2.8 million of our unrecognized tax benefits will change within the next 12 months due to the expiration of the statute of limitations.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of significant items comprising the net deferred tax asset (liability) is as follows:

	Years Ended December 31
	2022	2021
	(in thousands)
Deferred tax asset:
Differences between book and tax basis:
Benefits from net operating loss carryforwards	$4,918	$7,833
Long-term incentive compensation plans	17,524	24,468
Investment basis differences	10,286	5,523
Depreciation and amortization	3,071	3,942
Lease liability	4,911	5,327
Investment in foreign subsidiaries	26,479	—
Tax credit carryforward	6,171	—
Other, primarily accrued expenses deductible when paid	6,860	4,917
	80,220	52,010
Less: valuation allowance	(38,110)	(3,828)
Deferred tax asset	42,110	48,182
Deferred tax liability:
Differences between book and tax basis:
Intangible assets	10,190	7,622
Investment in foreign subsidiaries	—	4,084
Right-of-use asset	4,191	4,490
Other	2,808	2,075
Deferred tax liability	17,189	18,271
Net deferred tax asset	$24,921	$29,911
The valuation allowance of $38.1 million was established as of December 31, 2022 primarily due to significant negative evidence that capital losses anticipated in the held for sale foreign subsidiaries will not be utilized, given the nature of income expected to be incurred by the applicable subsidiaries. The valuation allowance of $3.8 million was established as of December 31, 2021 primarily due to significant negative evidence that net operating loss ("NOL") carryforwards will not be utilized, given the future losses expected to be incurred by the applicable subsidiaries. We had NOL carryforwards at December 31, 2022 and 2021 of approximately $30.3 million and $55.1 million, respectively, in certain foreign locations with a five-year expiration period.
The deferred tax asset is included in other assets in our consolidated statement of financial condition. Management believes there will be sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets recognized that are not subject to valuation allowances.
The company provides income taxes on the unremitted earnings of non-U.S. corporate subsidiaries except to the extent that such earnings are indefinitely reinvested outside the United States. As of December 31, 2022, $29.6 million of undistributed earnings of non-U.S. corporate subsidiaries were indefinitely invested outside the U.S. At existing applicable income tax rates, additional taxes of approximately $6.2 million would need to be paid if such earnings are remitted.

122	AllianceBernstein

Part II
22. Business Segment Information
Management has assessed the requirements of ASC 280, Segment Reporting, and determined that, because we utilize a consolidated approach to assess performance and allocate resources, we have only one operating segment. Enterprise-wide disclosures as of and for the years ended December 31, 2022, 2021 and 2020 were as follows:
Services
Net revenues derived from our investment management, research and related services were as follows:

	Years Ended December 31
	2022	2021	2020
	(in thousands)
Institutions	$659,983	$587,017	$512,914
Retail	2,000,908	2,223,829	1,811,948
Private Wealth Management	1,004,003	1,126,142	882,672
Bernstein Research Services	416,273	452,017	459,744
Other	39,561	56,283	56,908
Total revenues	4,120,728	4,445,288	3,724,186
Less: Interest expense	66,438	3,686	15,650
Net revenues	$4,054,290	$4,441,602	$3,708,536
No individual fund accounted for more than 10% of our investment advisory and service fees and our net revenues during 2022, 2021 and 2020.
Geographic Information
Net revenues and long-lived assets, related to our U.S. and international operations, as of and for the years ended December 31, were as follows:

	2022	2021	2020
	(in thousands)
Net revenues:
United States	$2,381,958	$2,558,592	$2,106,636
International	1,672,332	1,883,010	1,601,900
Total (1)	$4,054,290	$4,441,602	$3,708,536
Long-lived assets:
United States	$4,067,991	$3,331,572
International	72,466	45,796
Total	$4,140,457	$3,377,368
(1)We have recast prior period presentation of geographic revenues to align with current period presentation by legal entity domicile as compared to historical presentation method by client domicile.
Major Customers
No single customer or individual client accounted for more than 10% of our total revenues for the years ended December 31, 2022, 2021 and 2020.

2022 Annual Report	123

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
Revenues for services provided or related to the mutual funds are as follows:

	Years Ended December 31
	2022	2021	2020
	(in thousands)
Investment advisory and services fees	$1,452,885	$1,644,757	$1,368,484
Distribution revenues	590,580	637,076	516,336
Shareholder servicing fees	79,167	85,745	79,394
Other revenues	8,366	8,364	8,314
Bernstein Research Services	—	2	3
	$2,130,998	$2,375,944	$1,972,531
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
Aggregate amounts included in the consolidated financial statements for transactions with EQH and its subsidiaries, as of and for the years ended December 31, are as follows:

	EQH
	2022	2021	2020
	(in thousands)
Revenues:
Investment advisory and services fees	$148,377	$133,074	$115,901
Other revenues	688	675	1,330
	$149,065	$133,749	$117,231
Expenses:
Commissions and distribution payments to financial intermediaries	$3,897	$4,550	$3,952
General and administrative	2,882	2,373	2,281
Other	14,069	3,953	5,463
	$20,848	$10,876	$11,696
Balance Sheet:
Institutional investment advisory and services fees receivable	$7,732	$8,607
Prepaid expenses	385	545
Other due to EQH and its subsidiaries	(4,206)	(1,534)
EQH Facility	(990,000)	(755,000)
	$(986,089)	$(747,382)

124	AllianceBernstein

Part II
Other Related Parties
The consolidated statements of financial condition include a net receivable from AB Holding as a result of cash transactions for fees and expense reimbursements. The net receivable balance included in the consolidated statements of financial condition as of December 31, 2022 and 2021 was $7.7 million and $11.2 million, respectively.
24. Acquisitions and Divestitures
Acquisitions
On July 1, 2022, AB Holding acquired a 100% ownership interest in CarVal, a global private alternatives investment manager primarily focused on opportunistic and distressed credit, renewable energy, infrastructure, specialty finance and transportation investments that, as of the acquisition date, constituted approximately $12.2 billion in AUM. Also, on July 1, 2022, immediately following the acquisition of CarVal, AB Holding contributed 100% of its equity interests in CarVal to AB in exchange for AB Units. Post-acquisition, CarVal was rebranded AB CarVal Investors (“AB CarVal”).
On the acquisition date, AB Holding issued approximately 3.2 million AB Holding Units (with a fair value of $132.8 million) with the remaining 12.1 million Units (with a fair value of $456.4 million) issued on November 1, 2022. The fair value of the units issued on November 1, 2022 reflect final adjustments to the estimated unit issuance recorded as of acquisition close on July 1, 2022 and as disclosed in the third quarter 2022 Form 10-Q.
AB received a 100% equity interest in CarVal from AB Holding and issued approximately 15.3 million AB Units (with a fair value of $589.2 million). AB also recorded a contingent consideration payable of $228.9 million (to be paid predominantly in AB Units) based on AB CarVal achieving certain performance objectives over a six-year period ending December 31, 2027. The AB Units, as discussed above, were issued to AB Holding; AB Holding then issued the equal amount of AB Holding Units to CarVal. The excess of the purchase price over the current fair value of identifiable net liabilities acquired of $156.1 million (net of cash acquired of $40.8 million), and the recording of a net deferred tax asset of $5.1 million resulted in the recognition of $666.1 million of goodwill and the recording of $303.0 million of finite-lived intangible assets primarily relating to investment management contracts and investor relationships with useful lives ranging from 5 to 10 years. The goodwill recorded is not deductible for tax purposes as the CarVal acquisition was an investment in a partnership.

2022 Annual Report	125

Part II
The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date (reflecting acquisition adjustments recorded in the fourth quarter of 2022), as well as the consideration transferred to acquire CarVal (in thousands):

Summary of purchase consideration:
Fair value of AB Holding units issued	$589,169
Fair value of contingent consideration	228,885
Total purchase consideration	$818,054

Purchase price allocation:
Assets acquired:
Cash and cash equivalents	$40,777
Receivables, net	82,523
Investments - other	947
Furniture, equipment, and leasehold improvements, net	2,464
Right-of-use assets	16,482
Other assets	10,600
Deferred tax asset	5,073
Intangible assets	303,000
Goodwill	666,130
Total assets acquired	1,127,996

Liabilities assumed:
Accounts payable and accrued expenses	(17,793)
Accrued compensation and benefits	(219,726)
Debt	(42,661)
Lease liabilities	(16,571)
Non-redeemable non-controlling interests in consolidated entities	(13,191)
Total liabilities assumed	(309,942)

Net assets acquired	$818,054
The CarVal acquisition did not have a significant impact on our 2022 revenues and earnings. As a result, we have not provided supplemental pro forma financial information.
Divestitures
On November 22, 2022, AB and SocGen, a leading European bank, announced plans to form a joint venture combining their respective cash equities and research businesses. The consummation of the joint venture is subject to customary closing conditions, including regulatory clearances. The closing is expected to occur before the end of 2023. Upon closing, AB will own a 49% interest in the joint venture and SocGen will own a 51% interest in the joint venture, with an option to reach 100% ownership after five years. The assets and liabilities of AB's research services business (“the disposal group”) have been classified as held for sale on the consolidated statement of financial condition and recorded at fair value, less cost to sell. As a result of classifying these assets as held for sale, we recognized a non-cash valuation adjustment of $7.4 million on the consolidated statement of income, to recognize the net carrying value at lower of cost or fair value, less estimated costs to sell.

126	AllianceBernstein

Part II
The following table summarizes the assets and liabilities of the disposal group classified as held for sale on the consolidated statement of financial condition as of December 31, 2022:

Cash and cash equivalents	$159,123
Receivables, net:
Brokers and dealers	44,717
Brokerage clients	29,243
Other fees	22,988
Investments	24,507
Furniture and equipment, net	4,128
Other assets	107,764
Right-of-use assets	1,552
Intangible assets	4,903
Goodwill	159,826
Valuation adjustment (allowance) on disposal group	(7,400)
Total assets held for sale	$551,351

Payables:
Brokers and dealers	$32,983
Brokerage clients	10,232
Other liabilities	50,884
Accrued compensation and benefits	13,853
Total liabilities held for sale	$107,952
As of December 31, 2022, cash and cash equivalents classified as held for sale included in the consolidated statement of cash flows was $159.1 million.
We have determined that the exit from the sell-side research business does not represent a strategic shift that had a major effect on our consolidated results of operations. Accordingly, we have not classified the disposal group as discontinued operations. The results of operations of the disposal group up to the respective dates of sale will be included in our consolidated results of operations for all periods presented. The lower of amortized cost or fair value adjustment upon transferring these assets to held for sale was not material.
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

2022 Annual Report	127

Part II
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
On July 1, 2022, AllianceBernstein L.P. completed its acquisition of CarVal Investors L.P. (“CarVal”). Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to CarVal. Total assets and total revenues of CarVal that were excluded from management’s assessment each constitute approximately 2% for the year ended December 31, 2022.

Management assessed the effectiveness of AB Holding’s and AB’s internal control over financial reporting as of December 31, 2022. In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (the “COSO criteria”).

Based on its assessment, management concluded that, as of December 31, 2022, each of AB Holding and AB maintained effective internal control over financial reporting based on the COSO criteria.
PricewaterhouseCoopers LLP (PCAOB ID No. 238), the independent registered public accounting firm that audited the 2022 financial statements included in this Form 10-K, has issued an attestation report on the effectiveness of each of AB Holding’s and AB’s internal control over financial reporting as of December 31, 2022. The reports pertaining to AB Holding and AB each can be found in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Both AB and AB Holding reported all information required to be disclosed on Form 8-K during the fourth quarter of 2022.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

128	AllianceBernstein

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
General Partner
The Partnerships’ activities are managed and controlled by the General Partner. The Board of the General Partner acts as the Board of each of the Partnerships. Neither AB Unitholders nor AB Holding Unitholders have rights to manage or control the Partnerships or to elect directors of the General Partner. The General Partner is a wholly owned subsidiary of EQH.
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
Board of Directors
Our Board consists of 11 directors, including seven independent directors (including our Chair of the Board), our President and CEO, and three senior executives of EQH. While we do not have a formal, written diversity policy in place, we believe that an effective board consists of a diverse group of individuals who collectively possess a variety of complementary skills, personal experiences and perspectives and who will work together to provide a board with the needed leadership and experience to successfully guide our company. As set forth in its charter, the Corporate Governance Committee of the Board (the “Governance Committee”) assists the Board in identifying and evaluating such candidates, determining Board composition, developing and monitoring a process to assess Board effectiveness, developing and implementing corporate governance guidelines, and reviewing programs relating to matters of corporate responsibility.
As we indicate below, our directors have a combined wealth of leadership experience derived from extensive service leading large, complex organizations in their roles as either senior executives or board members, as well as in government and academia. Each of our directors has the integrity, business judgment, collegiality and commitment that are among the essential characteristics for a member of our Board. Collectively, they have substantive knowledge and skills applicable to our business, including expertise in areas such as asset management; regulation; public accounting and financial reporting; finance; risk management; business development; operations; information technology and security; strategic planning; management development, succession planning and compensation; corporate governance; public policy; and international matters.

2022 Annual Report	129

Part III

Board Committees

	Executive Committee	Audit and Risk Committee	Corporate Governance Committee	Compensation and Workplace Practices Committee
Joan Lamm-Tennant
Seth Bernstein	M		M
Nella Domenici		M
Jeffrey Hurd
Daniel Kaye				M
Nick Lane
Kristi Matus
Das Narayandas			M
Mark Pearson	M		M	M
Charles Stonehill
Todd Walthall		M

Chairperson

M	Member

Board Diversity Matrix

	Female	Male	Non-Binary	Did Not Disclose Gender
Gender Diversity
Directors	3	8	—	—
Racial/Ethnic/Nationality/Other Forms of Diversity
African American/Black	—	1	—	—
Alaskan Native/Native American	—	—	—	—
Asian/South Asian	—	1	—	—
Hispanic/Latinx	—	—	—	—
Native Hawaiian/Pacific Islander	—	—	—	—
White/Caucasian	3	6	—	—
LGBTQ+	—	—	—	—
Directors Born Outside of the US	—	1	—	—
Did Not Disclose Demographics	—	—	—	—

130	AllianceBernstein

Part III

Board of Directors

Joan Lamm-Tennant Chair of the Board, Equitable Holdings Committees: Executive (Chair) Age: 70 Director Since: 2021	Seth Bernstein President and Chief Executive Officer, AllianceBernstein Committees: Executive Governance Age: 61 Director Since: 2017	Nella Domenici C-Suite executive, board member and philanthropist Committees: Audit Age: 62 Director Since: 2020	Jeffrey Hurd Chief Operating Officer, Equitable Holdings Committees: None Age: 56 Director Since: 2019

Daniel Kaye Director, CME Group (NASDAQ: CME), and Equitable Holdings Committees: Compensation Age: 68 Director Since: 2017	Nick Lane President, Equitable Financial Life Insurance Company Committees: None Age: 49 Director Since: 2019	Kristi Matus Director, Cerence (NASDAQ: CRNC), and Equitable Holdings Committees: Governance (Chair) Compensation (Chair) Age: 55 Director Since: 2019	Das Narayandas Edsel Bryant Ford Professor of Business Administration, Harvard Business School Committees: Governance Age: 62 Director Since: 2017

Mark Pearson President and Chief Executive Officer, Equitable Holdings Committees: Executive Governance Compensation Age: 64 Director Since: 2011	Charles Stonehill Founding Partner, Green & Blue Advisors; Director, Equitable Holdings Committees: Audit (Chair) Age: 64 Director Since: 2019	Todd Walthall Chief Executive for Optum Insight (Payer Market), UnitedHealth Group Committees: Audit Age: 52 Director Since: 2021

2022 Annual Report	131

Part III
As of February 10, 2023, our directors are as follows:

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
•Ms. Lamm-Tennant founded Blue Marble Microinsurance and served as its CEO from 2015 to 2020.
•She currently is executive advisor of Brewer Lane Ventures, having joined in 2021; she also serves on the boards of Ambac Financial Group and Element Fleet Financial Corp.
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

Joan Lamm-Tennant Committees: Executive (Chair) Age: 70 Director Since: 2021

Background
•Mr. Bernstein was appointed President and Chief Executive Officer in April 2017 and began serving in this role on May 1, 2017.
•He has served as Senior Executive Vice President and Head of Investment Management and Research of EQH since April 2018.
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
•Mr. Bernstein held the position of Chief Financial Officer at JPMorgan Chase’s Investment Management and Private Banking division.
•Mr. Bernstein is a member of the Management Committee of EQH and the Investment Committee of the Board of Managers of Haverford College, Pennsylvania.
Director Qualifications
Mr. Bernstein brings to the Board the diverse financial services experience he developed through his extensive service at JPMorgan Chase and more recent career at AB.

Seth Bernstein Committees: Executive, Governance Age: 61 Director Since: 2017

132	AllianceBernstein

Part III

Background
•Ms. Domenici was appointed a director of AB in January 2020.
•During 2020 and 2021, she served as Chief Financial Officer and member of the Executive Committee at Dataminr, a leading high-growth AI company that is late-stage venture backed. In her senior executive role, Ms. Domenici was responsible for various strategic, operational and administrative functions.
•From 2015 to 2018, she served as Chief Financial Officer and member of the Operating Committee at Bridgewater Associates, a premier asset management firm.
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

Nella Domenici Committees: Audit Age: 62 Director Since: 2020

Background
•Mr. Hurd was appointed a director of AB in April 2019.
•He has served as Chief Operating Officer of EQH, and as a member of the EQH Management Committee, since 2018.
•In this role, Mr. Hurd has strategic oversight for EQH’s Human Resources, Information Technology, Insurance Operations and Communications departments.
•He also is responsible for other key functional areas, including procurement and corporate real estate.
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
Director Qualifications
Mr. Hurd brings to the Board his extensive experience in financial services and strategic insights as a senior executive at EQH and, formerly, at AIG.

Jeffrey Hurd Committees: None Age: 56 Director Since: 2019

2022 Annual Report	133

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
•During his tenure at E&Y, Mr. Kaye served as the New England Area Managing Partner and the Midwest Area Managing Partner of Assurance.
•Mr. Kaye is a Certified Public Accountant and a National Association of Corporate Directors Board Leadership Fellow.
Director Qualifications
Mr. Kaye brings to the Board the extensive financial and regulatory expertise he developed through his career at E&Y and his directorships at CME, EQH and certain of EQH’s subsidiaries.

Daniel Kaye Committees: Compensation Age: 68 Director Since: 2017

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
•Prior to joining Equitable Financial, Mr. Lane was a consultant for McKinsey & Company and a Captain in the United States Marine Corps.
Director Qualifications
Mr. Lane brings to the Board the outstanding experience and leadership qualities he has developed in various senior roles at AXA S.A., EQH and various subsidiaries, and as an officer in the United States Marine Corps.

Nick Lane Committees: None Age: 49 Director Since: 2019

134	AllianceBernstein

Part III

Background
•Ms. Matus was appointed a director of AB in July 2019.
•She has been a director and member of various board committees at EQH and Equitable America since March 2019 and at Equitable Financial since September 2015.
•Ms. Matus has served as director and Audit Committee Chair of Cerence, Inc. (NASDAQ: CRNC), a leading provider of automotive technology, since October 2019.
•Formerly, Ms. Matus had been Chief Financial Officer and Chief Operating Officer of Buckle, Inc., a tech-enabled financial services company, from 2020 to 2022, Chair of the Compensation Committee at Tru Optik Data Corp., a digital media intelligence company, from September 2016 to October 2020, an executive advisor to Thomas H. Lee Partners L.P., a private equity firm, from October 2017 to October 2020, and a director and the Audit Committee Chair at Nextech Systems, a provider of healthcare technology solutions, from June 2019 to October 2020.
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

Kristi Matus Committees: Governance (Chair), Compensation (Chair) Age: 55 Director Since: 2019

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
Director Qualifications
Mr. Narayandas brings to the Board his wealth of experience at the highest level of academia in the U.S.

Das Narayandas Committees: Governance Age: 62 Director Since: 2017

2022 Annual Report	135

Part III

Background
•Mr. Pearson was appointed a director of AB in February 2011.
•He has served as director and as President and CEO of EQH since May 2018.
•Mr. Pearson also serves as a member of EQH’s Management Committee.
•Additionally, Mr. Pearson serves as CEO of Equitable Financial and Equitable America, and he has been a director of both companies since 2011.
•Mr. Pearson joined AXA S.A. in 1995 when it acquired National Mutual Funds Management Limited (presently AXA Asia Pacific Holdings Limited) and was appointed Regional Chief Executive of AXA Asia Life in 2001.
•From 2008 to 2011, Mr. Pearson was President and Chief Executive Officer of AXA Japan Holding Co., Ltd. (“AXA Japan”).
•Prior to joining AXA S.A., Mr. Pearson spent approximately 20 years in the insurance sector, holding several senior management positions at Hill Samuel, Schroders, National Mutual Holdings and Friends Provident.
•Mr. Pearson is a Fellow of the Chartered Public Association of Certified Public Accountants.
Director Qualifications
Mr. Pearson brings to the Board the diverse financial services experience he has developed through his service as an executive, including as Chief Executive Officer, with EQH, AXA Japan and other affiliates of AXA S.A.

Mark Pearson Committees: Executive, Governance, Compensation Age: 64 Director Since: 2011

Background
•Mr. Stonehill was appointed a director of AB in April 2019.
•He has been a director and member of various board committees at EQH and Equitable America since March 2019, and at Equitable Financial since November 2017.
•Mr. Stonehill has served as a member of the supervisory board of Deutsche Boerse AG, a capital market infrastructure provider, since 2019. Additionally, Mr. Stonehill is a director of Constellation Acquisition Corp. I, a blank check company that targets disruptive innovation across various segments of the global economy, from 2021 to January 2023.
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

Charles Stonehill Committees: Audit (Chair) Age: 64 Director Since: 2019

136	AllianceBernstein

Part III

Background
•Mr. Walthall was appointed a director of AB in September 2021.
•He is a senior executive with UnitedHealth Group, an American multinational managed healthcare and insurance company, currently serving as chief executive officer for Optum Insight (Payer Market) and formerly serving as Executive Vice President of Enterprise Growth.
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

Todd Walthall Committees: Audit Age: 52 Director Since: 2021

2022 Annual Report	137

Part III
Executive Officers (other than Mr. Bernstein)
Kate Burke, COO and CFO
Ms. Burke, age 51, was named Chief Financial Officer in July 2022 while retaining her role as Chief Operating Officer, which she became in July 2020. Ms. Burke served as Head of our firm's Private Wealth channel from February 2021 to June 2022; she was appointed Chief Administrative Officer in May 2019. Previously, she served as Head of Human Capital and Chief Talent Officer from February 2016 to May 2019. Ms. Burke joined our firm in 2004 as an institutional equity salesperson with Bernstein Research Services and has held various managerial roles since that time. Prior to joining AB, Ms. Burke was a consultant at A.T. Kearney, where she focused on strategy, organizational design and change management.
Onur Erzan, Head of Global Client Group and Private Wealth
Mr. Erzan, age 47, joined our firm in 2021 as Head of Global Client Group and was named Head of Private Wealth in July 2022. In this role, he oversees AB's entire private wealth management business and third-party institutional and retail franchise, where he is responsible for all client services, sales and marketing, as well as product strategy, management and development worldwide. Prior to joining AB, Mr. Erzan spent over 19 years with McKinsey, most recently as a senior partner and co-leader of its Wealth & Asset Management practice. In addition, Mr. Erzan co-led McKinsey's Banking & Securities Solutions (a portfolio of data, analytics and digital assets and capabilities) globally. He has been active in nonprofit organizations for the last several years and has served on the boards of Graham Windham and Turkish Philanthropy Funds.
Karl Sprules, Head of Global Technology and Operations
Mr. Sprules, age 49, was appointed Head of Global Technology & Operations in 2018. He joined AB's technology department in 1998 as a senior systems engineer in the firm's London office. From 2012 to 2020, Mr. Sprules served as AB's chief technology officer, and since 2018 he has led the relocation of AB's Technology & Operations department to the firm's new Nashville headquarters. In 2012, Mr. Sprules became head of Infrastructure Services for Equities, managing investment operations, operational risk and technology teams. From 2005 to 2012, Mr. Sprules led technology for AB's Private Wealth, Institutional and Client groups. Before joining AB, Mr. Sprules held research analyst positions in cellular and defense product development.
Mark Manley, Global Head of Compliance and General Counsel
Mr. Manley, age 60, joined the firm in 1984 and currently serves as Senior Vice President, General Counsel and Global Head of Compliance. He served a Deputy General Counsel from June 2004 to December 2021. Mr. Manley has been the firm’s Global Head of Compliance since 1988. He chairs AB’s Code of Ethics Oversight Committee and is a member of AB’s Internal Compliance Controls Committee and nearly all of the firm’s senior operating, risk and compliance committees.
Bill Siemers, Controller and Chief Accounting Officer (and Former Interim CFO)
Mr. Siemers, age 62, joined the firm in 2004 as Director of Financial Reporting and currently serves as Senior Vice President, Controller and Chief Accounting Officer of AB. He briefly assumed the position of Interim Chief Financial Officer in March 2022, serving in that capacity until July. Prior to joining AB, Mr. Siemers held various finance positions at Altria and as an auditor at Deloitte.
Ali Dibadj, Former CFO and Head of Strategy
Mr. Dibadj, age 47, resigned as our firm's CFO and Head of Strategy in March 2022. He had been appointed Head of Finance (and later CFO-designate) and Head of Strategy in April 2020, and he had served as our firm's CFO since February 2021. He co-led the firm's Strategy Committee in 2019, was designated a portfolio manager focusing on improving operations, ESG and capital allocation of companies in 2017, and served as a senior research analyst with Bernstein Research Services from 2006 to 2020.

138	AllianceBernstein

Part III
Changes in Directors and Executive Officers
The following changes in our directors and executive officers occurred since we filed our Form 10-K for the year ended December 31, 2021:
Directors
•Bertram Scott departed the Board, effective March 22, 2022.
Executive Officers
•Mr. Manley assumed management of AB's Legal & Compliance Department, effective as of January 1, 2022, after our former Chief Legal Officer retired.
•Mr. Dibadj resigned as CFO and Head of Strategy, effective March 22, 2022.
•Mr. Siemers, our firm's Controller and Chief Accounting Officer, was appointed as Interim CFO, effective March 23, 2022; his service as Interim CFO ended on July 6, 2022.
•Ms. Burke, our firm's COO, was appointed CFO on July 6, 2022.
•Mr. Erzan, our firm's Head of Global Client Group, was appointed Head of Private Wealth on July 6, 2022.

2022 Annual Report	139

Part III
Board Meetings
In 2022, the Board held regular meetings in February, May, September and November. In addition, the Board convened a special meeting in March 2022.
The Board has established a calendar consisting of four regular meetings, which typically are held in February, May, September and November. In addition, the Board holds special meetings or takes action by unanimous written consent as circumstances warrant. The Board has standing Executive, Audit and Risk, Compensation and Workplace Practices, and Governance Committees, each of which is described in further detail below. Each member of the Board attended 75% or more of the aggregate of all Board and committee meetings that he or she was entitled to attend in 2022.
Committees of the Board

Responsibilities:
•Exercises all of the powers and authority of the Board (with limited exceptions) when the Board is not in session, or when it is impractical to assemble the full Board.
•Typically, determines quarterly unitholder distributions, as applicable.

Executive Committee Committee Members: Joan Lamm-Tennant (Chair) Seth Bernstein Mark Pearson Meetings in 2022: 4

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
•Oversee management’s development of a comprehensive set of metrics for evaluating the firm’s ESG objectives and monitor management’s progress in pursing those objectives.
•Encourages continuous improvement of, and fosters adherence to, the Partnerships’ policies, procedures and practices at all levels.
•Provides an open avenue of communication among the independent registered public accounting firm, senior management, the Internal Audit Department, the Global Head of Compliance, the Chief Risk Officer and the Board.

Audit and Risk Committee Committee Members: Charles Stonehill (Chair) Nella Domenici Todd Walthall Meetings in 2022: 9 (8 regular mtgs. and 1 special mtg.)

140	AllianceBernstein

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

Governance Committee Committee Members: Kristi Matus (Chair) Seth Bernstein Das Narayandas Mark Pearson Meetings in 2022: 2

For a discussion of the Compensation Committee's responsibilities, please see “Compensation Discussion and Analysis - Compensation Committee; Process for Determining Executive Compensation” in Item 11.

Compensation and Workplace Practices Committee Committee Members: Kristi Matus (Chair) Daniel Kaye Mark Pearson Meetings in 2022: 6 (5 regular mtgs. and 1 special mtg.)

The functions of each of the Board committees discussed above are more fully described in each committee’s charter. The charters are available in the "Responsibility - Corporate Governance" section of our Internet Site.
Audit Committee Financial Experts; Financial Literacy
Audit Committee Financial Expertise
In February 2022, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Ms. Domenici and Mr. Stonehill is an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. The Board so determined at its regular meeting held in February 2022.
Financial Literacy
In February 2022, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that Ms. Domenici, Mr. Stonehill and Mr. Walthall each is financially literate and possesses accounting or related financial management expertise, as contemplated by Section 303A.07(a) of the NYSE Listed Company Manual (“Financially Literate”). The Board so determined at its regular meeting held in February 2022.
Independence of Certain Directors
In February 2022, the Governance Committee, after reviewing materials prepared by management, recommended that the Board determine that each of Mses. Domenici, Lamm-Tennant and Matus and Messrs. Kaye, Narayandas, Stonehill and Walthall is independent. The Board determined, at its February 2022 regular meeting, that each of these directors is independent within the meaning of the relevant rules.

2022 Annual Report	141

Part III
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

Members of the company's risk management team (including our Chief Security Officer), who are responsible for identifying, managing and controlling the array of risks inherent in our company’s business and operations, make quarterly reports to the Audit Committee, which address investment, credit and counterparty, and operational risk identification, assessment and monitoring.
	▶	The Chief Risk Officer makes quarterly presentations to the Audit Committee and has reporting lines to the CEO and the Audit Committee.

The Board has determined that its leadership and risk oversight are appropriate for our company. Mr. Bernstein’s in-depth knowledge of financial services and extensive executive experience in the investment management industry make him well-suited to serve as our President and CEO, while Ms. Lamm-Tennant’s in-depth industry and academic experience are invaluable at enhancing the overall functioning of the Board. The Board believes that the combination of a separate Chair and CEO, the Audit Committee, a specialized risk management team and significant involvement from our largest Unitholder (EQH) provide the appropriate leadership to help ensure effective risk oversight.

142	AllianceBernstein

Part III
Code of Ethics and Related Policies
Our directors, officers and employees are subject to our Code of Business Conduct and Ethics (the "Code of Ethics"). The Code of Ethics is intended to comply with Section 303A.10 of the NYSE Listed Company Manual, Rule 204A-1 under the Investment Advisers Act and Rule 17j-1 under the Investment Company Act, as well as with recommendations issued by the Investment Company Institute regarding, among other things, practices and standards with respect to securities transactions of investment professionals. The Code of Ethics establishes certain guiding principles for all of our employees, including sensitivity to our fiduciary obligations and ensuring that we meet those obligations. In addition, the Code of Ethics, together with our firm's insider trading policy, restricts employees from trading when in possession of material non-public information of any kind, which can include the existence of a significant cybersecurity incident at our firm. Our Code of Ethics may be found in the “Responsibility - Corporate Governance” section of our Internet Site.
We have adopted a Code of Ethics for the CEO and Senior Financial Officers, which is intended to comply with Section 406 of the Sarbanes-Oxley Act of 2002 (the “Item 406 Code”). The Item 406 Code may be found in the “Responsibility - Corporate Governance” section of our Internet Site. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding certain amendments to, or waivers from, provisions of the Item 406 Code that apply to the CEO, the CFO and the Chief Accounting Officer by posting such information on our Internet Site. To date, there have been no such amendments or waivers.
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
AB Holding is a limited partnership (as is AB). In addition, because the General Partner is a wholly owned subsidiary of EQH, and the General Partner controls AB Holding (and AB), we believe we also would qualify for the “controlled company” exemption. However, we comply voluntarily with the charter requirements set forth in Sections 303A.04 and 303A.05.
Our Corporate Governance Guidelines (the “Guidelines”) promote the effective functioning of the Board and its committees, promote the interests of the Partnerships’ respective Unitholders (with appropriate regard to the Board’s duties to the sole stockholder of the General Partner), and set forth a common set of expectations as to how the Board, its various committees, individual directors and management should perform their functions. The Guidelines may be found in the “Responsibility - Corporate Governance” section of our Internet Site.
The Governance Committee is responsible for considering any request for a waiver under the Code of Ethics, the Item 406 Code and the EQH Policy Statement on Ethics from any director or executive officer of the General Partner. No such waiver has been granted to date and, if a waiver is granted in the future, such waiver would be described in the “Responsibility - Corporate Governance” section of our Internet Site.
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
AB Holding Unitholders and AB Unitholders may request a copy of any committee charter, the Guidelines, the Code of Ethics, and the Item 406 Code by contacting our Corporate Secretary. The charters and memberships of the Executive, Audit, Governance and Compensation Committees may be found in the “Responsibility - Corporate Governance” section of our Internet Site.

2022 Annual Report	143

Part III
Fiduciary Culture
We maintain a robust fiduciary culture and, as a fiduciary, we place the interests of our clients first and foremost. We are committed to the fair and equitable treatment of all our clients, and to compliance with all applicable rules and regulations and internal policies to which our business is subject. We pursue these goals through education of our employees to promote awareness of our fiduciary obligations, incentives that align employees’ interests with those of our clients, and a range of measures, including active monitoring, to ensure regulatory compliance. Our compliance framework includes:
•the Code of Ethics Oversight Committee (the “Ethics Committee”) and the Internal Compliance Controls Committee (the “Compliance Committee”), each of which consists of our executive officers and other senior executives;
•an ombudsman office, where employees and others can voice concerns on a confidential basis;
•firm-wide compliance and ethics training programs; and
•a Conflicts Officer and a Conflicts Committee, which help to identify and mitigate conflicts of interest.
The Ethics Committee oversees all matters relating to issues arising under our Code of Ethics and meets on a quarterly basis and at such other times as circumstances warrant. The Ethics Committee and its subcommittee, the Personal Trading Subcommittee, have oversight of personal trading by our employees.
The Compliance Committee reviews compliance issues throughout our firm, endeavors to develop solutions to those issues as they may arise from time to time and oversees implementation of those solutions. The Compliance Committee meets on a quarterly basis and at such other times as circumstances warrant.

144	AllianceBernstein

Part III
Item 11. Executive Compensation
Compensation Discussion and Analysis (“CD&A”)
In this CD&A, we provide an overview and analysis of our executive compensation philosophy, address the principal elements used to compensate our executive officers and explain how our executive compensation program aligns with AB’s strategic objectives. Additionally, we discuss 2022 incentive compensation recommendations and decisions made by our Compensation Committee for our named executive officers (“NEOs”). This CD&A should be read together with the compensation tables that follow this section. Our NEOs for 2022(1) are:

Seth Bernstein President and Chief Executive Officer (“CEO“)	Kate Burke Chief Operating Officer (“COO“) and CFO	Onur Erzan Head of Global Client Group and Private Wealth

Karl Sprules Head of Global Technology and Operations	Mark Manley General Counsel and Global Head of Compliance	Bill Siemers Controller and Chief Accounting Officer (and Former Interim CFO)
(1)Ali Dibadj resigned from his position as CFO and Head of Strategy in March 2022. We have included information concerning Mr. Dibadj in this CD&A and the compensatory tables that follow in accordance with applicable SEC rules and regulations.
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
Furthermore, our compensation practices are structured to help the firm realize its long-term growth strategy to Deliver, Diversify and Expand, Responsibly, with Equitable (the “Growth Strategy”), which includes firm-wide initiatives to:
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
•align our executives’ long-term interests with those of our Unitholders and clients.

2022 Annual Report	145

Part III
Progress in Advancing our Growth Strategy in 2022
Despite a challenging investing and operating environment in 2022, we continued to make progress in executing our Growth Strategy: Deliver, Diversify, and Expand, Responsibly, with Equitable.
Deliver Superior Investment Solutions to our Clients:
Investment Performance
The firm’s investment teams continue to focus on consistently delivering differentiated return streams to our clients. We believe that, over time, the ability to produce idiosyncratic returns that cannot be easily replicated will be central to sustaining our competitive advantage. In 2022, our fixed income performance lagged, with 20% of assets outperforming for the one-year period ended December 31, 2022, while the majority, or 53%, outperformed over the three-year period and 70% outperformed for the five-year period. In active equities, 59% of assets were in outperforming services for the one-year period, 59% for the three-year period and 77% for the five-year period ended December 31, 2022. (This performance data reflects the percentage of active fixed income and equity assets in institutional services that outperformed their respective benchmarks, gross of fees, and of active fixed income and equity assets in retail advisor and I share class funds ranked in the top half of their Morningstar category; if no advisor class exists, we used A share class). Additionally, at year-end 2022, 62% of U.S. Fund assets and 38% of Non-U.S. Fund assets were rated 4- or 5-stars by Morningstar.
The following retail fixed income and equity mutual funds with AUM greater than $1 billion placed in the top quartile of performance for the three-year period ended December 31, 2022:

AB U.S. retail fixed income mutual funds that placed in the top quartile (3-yrs): •AB Bond Inflation Strategy •AB Municipal Bond Inflation Strategy	AB Non‑U.S. fixed income funds that placed in the top quartile (3-yrs): •AB Short Duration High Yield	AB U.S. retail equity mutual funds that placed in the top quartile (3-yrs): •AB Sustainable Global Thematic	AB Non‑U.S. equity funds that placed in the top quartile (3-yrs): •AB Select US Equity •AB International Healthcare •AB American Growth •AB Sustainable Global Thematic •AB Sustainable US Thematic

Net Flows
Scaling our proven investment services remains a key focus of our firm. Despite negative returns for both equity and fixed income markets in 2022, which drove industry-wide active net outflows, we generated our fourth consecutive year of positive active organic growth, or $0.9 billion, primarily due to 22% organic growth in alternatives/multi-asset. In our Retail channel, gross sales were $65.9 billion, down 34% compared with a record 2021. The retail redemption rate declined to 24% in 2022 from 30% in 2021, and full-year net outflows were $11.6 billion, driven by taxable fixed income. In our Institutional channel, gross sales were $32.2 billion, the highest since 2008, driven by $16 billion in funding related to two institutional custom target date mandates. The firm generated institutional net inflows of $6.3 billion, or a 2% organic growth rate, for a fourth consecutive year of organic growth. Our pipeline of $13.2 billion in AUM decreased by 39% as compared with $21.5 billion a year ago, reflecting strong fourth quarter funding; alternatives represented over 80% of the pipeline fee base at year-end. In Private Wealth, gross sales in 2022 of $17.5 billion were strong, decreasing just 4% year-over-year, and this channel generated its fifth year of net inflows in the last seven, or 1.4% organic growth.

146	AllianceBernstein

Part III
Diversify Through Developing High-Quality Differentiated Services:
Growing the diversity of our offerings to meet the needs of an evolving, complex global client base remains a key focus. In 2022, new investment strategy launches across our global platform included: Diversity Champions Equity, SMA Custom Muni, AB Ultra Short Income ETF, AB Tax-Aware Short Duration Municipal ETF and Fixed Maturity Portfolio 2025. Additionally, we launched multiple new vehicles for existing investment strategies in response to customer demand, across a diverse set of geographies.
Expand:
In 2022, we focused on expanding our Private Alternatives business, both organically (by scaling existing investment platforms) and inorganically. The acquisition of CarVal Investors, which closed on July 1, 2022, added complementary services including: opportunistic/distressed credit, renewable energy, infrastructure, specialty finance and transportation. AB’s Private Markets platform is now $56 billion, up 57% year over year, reflecting a diverse and relevant offering for institutional, retail and private wealth clients. We remain focused on expanding opportunistically, both inside and outside the U.S., to support long-term growth. We have efforts underway to expand our range of services and capabilities in China, other Asian nations and select European markets. We are also investing in our Insurance asset management business to grow third party clients. And, we have redesigned the Muni investment platform to enable customization and tax optimization at scale in our custom Muni SMAs.
Responsibly:
We continue to launch new Portfolios with Purpose, which now represent $24 billion in AUM; while down from $32 billion the prior year due to lower market levels, these portfolios continued to grow organically. In 2022, we were recognized as a thought leader, winning numerous awards, including: Best Sustainable Fund Management Group of the Year (Investment Week), and Environmental Finance’s IMPACT Award for Fixed Income Fund of the Year (Muni Impact).
With Equitable:
Equitable has allocated and is currently deploying $10 billion of permanent capital3 to AB’s illiquid platform to reposition and thereby further improve the risk adjusted return of its General Account, through seeding new alternative business at AB. Included in this $10 billion commitment is $750 million to be deployed in AB CarVal strategies.
In addition to funding record inflows to our US and Europe Commercial Real Estate Debt strategies in 2022, Equitable supported the launch of our Ultra Short Income ETF.
As of year-end 2022, more than 50% of the $10 billion of committed capital has been deployed in both Private Alternative and Private Placement strategies.
Maintain Strong Incremental Margins:
We remain focused on managing costs to help ensure that we generate targeted incremental adjusted operating margins in the range of 45-50%, over time. In 2022, we continued to execute a key pillar of this strategy, which we initially announced in 2018: the relocation of our corporate headquarters from New York City to Nashville. In 2022, we continued to relocate positions to our recently constructed Nashville headquarters. We have relocated over 85% of our targeted 1,250 positions. We continue to seek efficiencies and manage various operating expenses to help ensure that we drive operating leverage on incremental revenues.
Declines in equity and fixed income markets in 2022 negatively impacted our revenues, resulting in a rolling three-year incremental adjusted operating margin of 35%, below our targeted range of 45% to 50%. Our adjusted operating margin decreased to 28.4% in 2022, down 520 basis points as compared to 33.6% in 2021. The decrease resulted from an 8% decline in adjusted net revenues, driven by lower base fees, lower performance-based fees, and a decline in Bernstein Research Services revenues. Total adjusted compensation and benefits expense declined by 3% and total adjusted operating expenses were flat year over year. We provide additional information regarding our adjusted compensation ratio below in this CD&A; see our discussion of “Management Operating Metrics” above in Item 7 for a reconciliation between our results pursuant to US GAAP and our adjusted results.
3 Permanent capital means investment capital of indefinite duration, which may be withdrawn under certain conditions. Although Equitable Financial has indicated its intention over time to provide this investment capital to AB, which is mutually beneficial to both firms, it has no binding commitment to do so.

2022 Annual Report	147

Part III
Our Compensation Practices are Structured to Help the Firm Realize its Growth Strategy

Deliver superior investment solutions to clients

Develop, commercialize
and scale our suite
of services
Launched
5 Services: Diversity Champions Equity, SMA Custom Muni, AB Ultra Short Income ETF, AB Tax-Aware Short Duration Municipal ETF, Fixed Maturity Bond Portfolio 2025

$13.2 billion
Institutional pipeline with strong funding activity, >$27B, throughout FY22 and pipeline active fee rate ~3x the institutional channel fee rate

$23.8 billion
ESG Portfolios with Purpose

$10 billion
Committed by Equitable Financial to expand AB’s Private Alternative and Private Placement Platforms

Fixed Income and Equity Performance
Maintain strong incremental margins(1)
AB Adjusted Operating Margin

Total Unitholder Return (2018 - 2022; assumes dividend reinvestment)

Private Markets Rapidly Growing Private Markets Platform $56B Private Markets AUM, up 57%, driven by the CarVal acquisition and strong organic growth

Overview

Gross Sales	Alts/MAS	Organic Growth	Beneficial Pipeline Mix
AB’s Institutional channel achieved	Alternatives/Multi-Asset organic growth	4th consecutive year of Active organic gains (ex-AXA), averaging	Alternatives represented over
$32.2B	22.3%	3.5%	80%
in gross sales in 2022, highest annual sales since 2008	in 2022	of annual organic growth per year, over the last 4 years	of institutional pipeline fee base at year-end
(1)AB generated a rolling three-year (2022 vs 2019) incremental adjusted operating margin of 35% in 2022, below the long-term targeted range of 45-50%. We provide additional information regarding our adjusted operating margin in MD&A above in Item 7.

148	AllianceBernstein

Part III
Overview of 2022 Incentive Compensation Program
When reflecting on 2022 performance and pay, each of our NEOs (other than Mr. Dibadj, who resigned in March 2022) received a portion of his or her year-end incentive compensation in the form of an annual cash bonus and a portion in the form of long-term incentive compensation awards. The split between annual cash bonus and long-term incentive compensation varied depending on the NEO's total compensation, with lower-paid executives receiving a greater percentage of their incentive compensation as cash bonuses than more highly-paid executives. (For additional information about these compensatory elements, see “Compensation Elements for NEOs” below.)
In 2022, we utilized performance scorecards for senior leaders of the firm, including our NEOs. These scorecards require our senior leaders to develop and maintain a broad leadership mindset with priorities, such as accelerating ESG initiatives and our firm's alternatives platform, that are aligned with firm-wide goals of creating long-term value for all of our stakeholders. The scorecard for each NEO reflected our Growth Strategy and included actual results relative to target metrics across the following measures:
•Financial performance, including peer results, adjusted operating margin, adjusted net revenue growth and operating efficiency targets (see our discussion of “Management Operating Metrics” in Item 7 for a reconciliation between our results pursuant to US GAAP and our adjusted results);
•Investment performance, by delivering competitive returns across services and time periods;
•Strategic, aligned with our strategy of delivering core investment solutions, while developing high-quality differentiated services, in faster-growing geographies, responsibly, in partnership with Equitable;
•Organizational, including organizational effectiveness and efficiency, leadership impact, succession planning, developing talent, innovating and automating, and real estate utilization; and
•Cultural, including purpose, employee engagement, diversity, retention and safety.
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
Mr. Bernstein and Ms. Burke, together with the Compensation Committee, continue to believe that the appropriate metric to consider in determining the amount of incentive compensation paid to all employees, including our NEOs, in respect of 2022 performance is the ratio of adjusted employee compensation and benefits expense to adjusted net revenues, which terms are described immediately below:
•Adjusted employee compensation and benefits expense is our total employee compensation and benefits expense minus other employment costs such as recruitment, training, temporary help and meals, and excludes the impact of mark-to-market vesting expense, as well as dividends and interest expense, associated with employee long-term incentive compensation-related investments. Also, we adjust for certain performance-based fees passed through to our investment professionals.
•Adjusted net revenues (see our discussion of “Management Operating Metrics” in Item 7 for a reconciliation between our results pursuant to US GAAP and our adjusted results) exclude investment gains and losses and dividends and interest on employee long-term incentive compensation-related investments. In addition, adjusted net revenues offset distribution-related payments to third parties as well as amortization of deferred sales commissions against distribution revenues. We also exclude additional pass-through expenses we incur (primarily through our transfer agent) that are reimbursed and recorded as fees in revenues. Additionally, we adjust for the revenue impact of consolidating company-sponsored investment funds by eliminating the consolidated company-sponsored investment funds’ revenues and including AB’s fees from such funds, and AB’s investment gains and losses on its investment in such funds, that were eliminated in consolidation. We also adjust for certain acquisition-related pass-through performance-based fees and certain other performance-based fees passed through to our investment professionals.

2022 Annual Report	149

Part III
In addition, Mr. Bernstein and Ms. Burke, together with the Compensation Committee, continue to believe that the firm’s adjusted employee compensation and benefits expense, excluding the impact of performance-based fees, generally should not exceed 50.0% of our adjusted net revenues annually, except in unexpected or unusual circumstances. As the table below indicates, in 2022, adjusted employee compensation and benefits expense amounted to approximately 48.4% of our adjusted net revenues (in thousands):

Net Revenues	$4,054,290
Adjustments (see above)	(718,056)
Adjusted Net Revenues	$3,336,234
Employee Compensation & Benefits Expense	$1,666,636
Adjustments (see above)	(53,354)
Adjusted Employee Compensation & Benefits Expense	$1,613,282
Adjusted Compensation Ratio	48.4%
Our 2022 adjusted compensation ratio of approximately 48.4% reflects a balancing of the need to keep compensation levels competitive with industry peers in order to attract, motivate and retain highly-qualified talent with the need to maintain strong operating leverage in our business. The Compensation Committee works with management to help ensure both needs are sufficiently addressed.

150	AllianceBernstein

Part III
We have described below each NEO’s individual achievements in 2022 given each officer’s role, the contents of their respective performance scorecards and the firm's business and operational goals:

Seth Bernstein
President and Chief Executive Officer
Summary of Achievements: As President and CEO, Mr. Bernstein led AB to achieve modestly positive active organic growth despite a very challenging year. Disciplined expense management allowed the firm to continue to invest in strategic growth areas, including the acquisition of CarVal Investors ("CarVal") and the expansion of services for key client segments. Mr. Bernstein drove a focus on leadership development, organizational stability, and culture as we successfully returned to the office globally adopting a new hybrid working model.

Individual Achievements
Financial and Investment Performance
•Led the firm’s efforts in achieving modestly positive active organic growth for the year, in contrast with industry-wide aggregate net active outflows. AB’s total active net flows were positive in 2022, with two of the firm’s three distribution channels growing organically. The firm’s average effective fee rate increased by 3% year-over-year, reflecting a repositioning of the business mix towards higher-value services, including the CarVal acquisition.
•Adjusted Earnings per Unit (“EPU”) of $2.95 in 2022 declined 24% compared to 2021, reflecting adverse financial markets.
•The majority of equity assets outperformed peers or benchmarks in equities despite the challenging market environment, while fixed income underperformed (as measured by the percentage of assets outperforming). Longer term, five-year returns for both asset classes remain competitive.
Strategic
•Successfully closed the acquisition of CarVal, a global alternatives manager with complementary capabilities, expanding AB’s private markets platform to $56B in assets under management.
•Announced plans to form a joint venture partnership with Société Générale ("SG") for our Bernstein Research Services business, identifying a strategic partner committed to strengthening and growing the cash equities and research business, while allowing AB to continue to invest in key strategic priorities.
•Expanded capabilities in key target client segments, including launching an Active ETF platform and expanding custom municipal separately managed accounts for US Retail, while investing in our insurance business to grow third party clients.
•Advanced responsibility goals in our operations and continued to elevate AB’s brand and credentials through thought leadership and the launch of additional Portfolios with Purpose. Recognized as Investment Week’s Best Sustainable Fund Management Group of the Year.
•Continued to strengthen the partnership with Equitable Holdings, including working jointly to improve yield on their General Account while seeding new private alternatives strategies.
Organizational
•Prioritized leadership development for our senior staff and launched new manager training programs that reflect our new hybrid work model.
•Bolstered the stability of the firm in the face of uncertainty, including cyberattack preparedness, prudent expense management, and a reevaluation of our real estate strategy.
Culture
•Diversity, Equity & Inclusion continues to be a firm-wide priority, and we saw modest improvements in our underrepresented populations against our goals to increase diverse employees at the firm.
•Maintained strong engagement metrics in AB’s employee survey. Launched our new firm-wide purpose and values statements and embedded those principles into talent management processes, corporate messaging, and business unit activities.

2022 Compensation

$500,000
$5,575,000
$4,925,000
$11M
Total Compensation
$10,500,000
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

2022 Annual Report	151

Part III

Kate Burke
Chief Operating Officer and Chief Financial Officer
Summary of Achievements: As COO, Ms. Burke continued to progress AB’s headquarters transition to Nashville and led the firm’s return to office. In July, Ms. Burke successfully transitioned the role of Head of Private Wealth to Mr. Erzan and took on a new role as CFO, now overseeing all corporate functions of the firm. As CFO, Ms. Burke was a key advisor on the acquisition of CarVal, the planned joint venture with Bernstein Research and Société Générale, and led cost-saving efforts firm-wide.

Individual Achievements
Financial
•Balanced the firm's revenues, expenses, and financial resources through a disciplined process to manage AB's adjusted margin to 28.4% for the year, which exceeded consensus expectations in a period of weakened financial markets and lower revenues.
•Led the firm’s compensation process. Disciplined and continuous management of compensation as the year progressed through volatile financial markets enabled the appropriate balance of talent retention, investment in key growth initiatives, and healthy operating margins. The process resulted in the firm’s compensation ratio of 48.4%, a ratio better than consensus expectations, continuing the firm’s 10-year track record of a compensation ratio below 50%.
•Prudent expense management in the face of lower revenues led to a rolling 3-year incremental adjusted operating margin (2022 vs 2019) of 35%, as compared with the targeted long-term range of 45-50%.
•Ensured a smooth transition of leadership overseeing AB’s Private Wealth business as well as AB’s financial processes, including accounting, financial planning & analysis, tax, and treasury. Established relationships with the analyst community.
Strategic
•Helped execute AB’s milestone M&A priorities: the $750 million CarVal acquisition and the planned joint venture with SG. Ms. Burke led critical efforts to integrate the CarVal team across people, culture, benefits, technology, operations and financials. Additionally, Ms. Burke strategized with corporate functions to assess entering into the SG joint venture and implications thereof.
•Launched an extensive review, in partnership with the Responsibility team, to identify where ESG is impacting various parts of our operations to enhance governance and broaden accountability.
•Led the firm’s Private Wealth business during first half 2022, focused on management accountability, advisor retention, improving digital capabilities and investment advice.
Organizational
•Implemented enhancements to the firm’s compensation processes, which resulted in increased transparency and improved efficiencies. Enhanced partnership with Equitable Holdings led to improved outcomes with AB’s Compensation Committee.
•Increased collaboration across all corporate functions by providing a platform for business leaders to discuss initiatives, emerging issues, resourcing, diversity efforts, and broader topics that impact the firm.
•Drove momentum in Nashville with the official unveiling of our headquarters and ongoing meaningful engagement with community and business leaders. Advanced progress toward the firm’s goal of 1,250 employees in Nashville by 2024 by adding 105 employees in 2022.
Culture
•Led the firm’s efforts to successfully return to the office globally, adopting a new hybrid working model. Ensured organizational and talent management processes supported new ways of working.
•Launched AB’s purpose and values while engaging in small group meetings and town halls to reinforce the importance of culture, diverse thinking and corporate responsibility.

2022 Compensation

$400,000
$1,700,000
$2,050,000
$4.2M
Total
Compensation
$3,750,000
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

152	AllianceBernstein

Part III

Onur Erzan
Head of Global Client Group and Head of Private Wealth
Summary of Achievements: As Head of Global Client Group (CG) and Head of Private Wealth (PW), Mr. Erzan oversaw strong sales across both groups despite challenging markets. Under Mr. Erzan’s leadership, the CG launched an active ETF platform, expanded capabilities for the insurance segment, and launched new sales enablement tools. Additionally, Mr. Erzan successfully transitioned to Head of PW in July focusing on a strategy refresh and realignment of roles and responsibilities. As a member of the executive leadership team, Mr. Erzan collaborated with senior leadership across AB and Equitable Holdings on overall business and sales strategy.

Individual Achievements
Financial
•Achieved solid results in CG with 2022 gross sales of $98B, including institutional sales of $32B and retail sales of $66B. The institutional pipeline reached a record high in 3Q 2022 surpassing $100M in revenue and $25B in AUM; ended the year with a $13B pipeline. Client retention rates improved across channels.
•Generated another year of positive PW net flows at +$1.7B. Advisor productivity remains at historically high levels and the client retention rate improved. PW’s fee rate remained relatively stable as continued growth in private alternatives partially offset the impact of deteriorating equity markets.
Strategic
•Led CG to make significant progress toward its long-term strategy. Built out the ETF team and launched the firm’s first two active ETFs in short duration fixed income. Launched Oculus, a new US Retail sales enablement platform with a goal to maximize productivity, leveraging data science to drive engagement and deepen client relationships. Successfully launched the CarVal Clean Energy strategy in the US Retail channel.
•Focused on growing third party insurance clients by expanding the global sales/specialist team, creating new thought leadership, and holding our inaugural insurance executive seminar “Navigating Disruption and the Future of Insurance.” Grew the customized Defined Contribution franchise with $16B in positive net flows, bolstered by the addition of two new clients.
•Developed a four-part vision and strategy for PW focused on meeting client complexity through customized solutions, advisor and client excellence, investment and wealth advice, and scalable advice and services. Select strategic achievements include establishing external partnership with two banking institutions on lending capabilities and continued modernization of technology and operations platform.
•Enhanced PW investment oversight through the creation of a formal Manager Research Group responsible for due diligence of new and existing investment services. Implemented modifications to cash program, which enhanced simplicity for clients and improved operational efficiency.
Organizational
•Focused on attracting and onboarding several senior leadership roles within the CG globally across sales, business development, and product strategy.
•Redesigned PW’s organizational structure to focus on new business growth within targeted client segments. (UHNW, Global Families, Family Offices, Women and Diverse Markets).
Culture
•Fostered a positive, results-driven culture of continuous learning and development across CG and PW. Improved teamwork and collaboration across both organizations, including cross-department partnerships in business management and marketing.
•Promoted a customer-centric approach across the organization via segmented client playbooks and client engagement surveys.

2022 Compensation

$400,000
$1,600,000
$4M
Total
Compensation
$1,960,000
$3,560,000
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

2022 Annual Report	153

Part III

Karl Sprules
Head of Global Technology and Operations
Summary of Achievements: As Head of Global Technology & Operations, Mr. Sprules led a team of ~1,100+ employees and ~900+ consultants to provide technology infrastructure, software development, portfolio operations, investment operations, transfer agent, fund accounting and real estate services, globally.

Individual Achievements
Financial
•Delivered on a three-year project to migrate the accounting platform used within our Private Wealth business to our in-house, strategic platform, increasing integration and reducing risk and technology expense.
Strategic
•Opened our office in Pune, India, focused on supplying talent to business units across AB. Onboarded the first 300 staff (effective January 1, 2023) and designed the office, technology, people, and management infrastructure to support expansion.
•Drove the adoption of blockchain-based technology in our fund transfer agent business with the goal of building operational, security and infrastructure expertise.
•Advised on the development of a segregated, end-to-end asset management infrastructure covering all operations and systems to support the build-out of an onshore fund management company in China.
•Provided technology and operations thought leadership in the development of new services, including ETFs, municipal bond separately managed accounts, and the integration of CarVal Investors.
Organizational
•Led the team responsible for returning to the office with our hybrid working model. Brought together a multidisciplinary team from people, legal, security, technology and operations to ensure our global offices welcomed staff back safely and in accordance with local regulations.
•Led the effort to consolidate collaboration platforms across AB, moving from four disparate systems to a single, firm-wide tool for office, remote work and mobile collaboration.
•Completed a two-year platform investment to deliver a cybersecurity response infrastructure. Developed day zero and day one response plans.
Culture
•Led the team responsible for opening our new office in London, delivering a collaborative, equitable and state-of-the-art work environment.

2022 Compensation

$400,000
$1,105,000
$3.1M
Total Compensation
$1,555,000
$2,660,000
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

154	AllianceBernstein

Part III

Mark Manley
General Counsel and Global Head of Compliance
Summary of Achievements: Upon the retirement of Larry Cranch, AB’s former Chief Legal Officer, on December 31, 2021, Mr. Manley, who had already been serving as General Counsel and Global Head of Compliance, assumed management of AB’s Legal and Compliance department, overseeing all legal and regulatory affairs for the firm. He also joined both the Executive Team and Operating Committee.

Individual Achievements
Financial
•Continued to control outside counsel expenses with respect to ongoing and routine legal matters.
Strategic
•Successfully completed the leadership transition of the Legal and Compliance Department.
•Ensured no regulatory examination resulted in a material adverse finding or enforcement proceeding.
•Provided legal and regulatory guidance in the CarVal and SG transactions; helped lead steering committees on both transactions, focusing on execution and integration.
•Enhanced the partnership with Equitable through strong collaboration with its legal leadership and improved AB Board governance and communication.
•Oversaw all legal and regulatory matters relating to new product development and strategic initiatives; established ESG risk assessment and compliance programs globally.
Organizational
•Recruited, developed and retained high-quality talent.
•Drove innovation and savings through technology and process improvements.
Culture
•Emphasized the importance of our fiduciary culture through compliance and workplace practices training; lead departmental initiatives around purpose, values and corporate responsibility.

2022 Compensation

$300,000
$345,000
$1.5M
Total Compensation
$780,000
$1,125,000
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

2022 Annual Report	155

Part III

Bill Siemers
Controller and Chief Accounting Officer (served as Interim Chief Financial Officer from March 23, 2022 – July 5, 2022)
Summary of Achievements: As Controller and Chief Accounting Officer, as well as Interim Chief Financial Officer (CFO), Mr. Siemers oversaw the delivery of complete, accurate and timely financial results both internally and externally (in SEC periodic reports and Earnings Releases) and ensured continuity and continuous improvement of a strong Finance function.

Individual Achievements
Financial
•Contributed to cost optimization initiatives implemented in response to a volatile market environment.
•Improved AB’s financial processes through enhanced accounting, accounts payable, and payroll procedures.
Strategic
•Supported the execution of the CarVal acquisition and the planned joint venture with SG.
•Supported the financial tracking and disclosures related to ESG initiatives.
•Increased collaboration of share repurchases, debt levels, and strategic initiatives with Equitable.
Organizational
•Led the Finance function and executed all CFO responsibilities for approximately three months; supported and helped transition the new CFO.
•Coordinated and documented the Finance procedures for cyberattack readiness planning.
Culture
•Established a Finance Purpose Council and engaged in various Town Halls and small meeting groups to encourage employees to connect with AB’s purpose and values.
•Maintained strong Finance employee engagement and retention; grew diversity within our workforce.

2022 Compensation

$300,000
$1,175,000
$2.0M
Total
Compensation
$525,000
$1,700,000
Base Salary
Short-Term Incentive
Variable
Long-Term Incentive

Ali Dibadj
Former CFO and Head of Strategy
Mr. Dibadj served as CFO and Head of Strategy until March 2022 when he notified AB of his resignation from his position to become the chief executive officer of another publicly traded company. Up until his resignation, Mr. Dibadj was responsible for AB's financial functions, including accounting, tax, treasury, financial planning & analysis, investor relations and corporate strategy. Mr. Dibadj's only compensation in 2022 consisted of a pro-rata portion of his $400,000 salary (through his termination date) and equity awards he received from EQH (which he forfeited when he resigned).
2022 Compensation

$195,000
$0.2M
Total
Compensation
Base Salary
Short-Term Incentive
Long-Term Incentive

The compensation of each of these NEOs (other than Mr. Dibadj) reflected the Compensation Committee’s judgment (and Mr. Bernstein’s judgment, with respect to each executive other than himself) in assessing the importance of the executive's achievements in the context of our firm’s adjusted financial results and progress in advancing our Growth Strategy.

156	AllianceBernstein

Part III
Compensation Committee; Process for Determining Executive Compensation
The Compensation Committee consists of Ms. Matus (Chair), Mr. Kaye and Mr. Pearson. The Compensation Committee held five regular meetings and one special meeting in 2022.
As discussed in “NYSE Governance Matters” in Item 10, AB Holding, as a limited partnership, is exempt from NYSE rules that require public companies to have a compensation committee consisting solely of independent directors. EQH owns, directly and through various subsidiaries, an approximate 61.3% economic interest in AB (as of December 31, 2022), and compensation expense is a significant component of our financial results. For these reasons, Mr. Pearson, director and President and CEO of EQH, is a member of the Compensation Committee, and any action taken by the Compensation Committee requires his affirmative vote or consent. Given this structure, the Compensation Committee has established a sub-committee consisting entirely of non-management directors (i.e., Ms. Matus and Mr. Kaye). This “Section 16 Sub-Committee” approves awards of restricted AB Holding Units to NEOs to ensure we can utilize the short-swing trading exemption set forth in Section 16b-3 under the Exchange Act. Under this exemption, equity grants to our firm's executive officers are exempt from short-swing trading rules if each such grant is approved by the full Board or a committee of the Board consisting entirely of “non-employee” directors (generally, directors who are not officers of the company or an affiliate).
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
•evaluating performance by our NEOs against goals and objectives established in each executive's performance scorecard at the beginning of the year; and
•setting compensation for the NEOs and other senior executives.
The Compensation Committee’s year-end process generally focuses on the cash bonuses and long-term incentive compensation awards granted to NEOs and other senior executives. Mr. Bernstein, working with Ms. Burke and other senior executives, provides recommendations for individual executive awards to the Compensation Committee for its consideration. As part of this process, and as we discuss more fully below in "Compensation Consultant; Benchmarking Data," Ms. Burke provides the Committee with competitive market data from one or more compensation consultants.
Management periodically reviews with the Compensation Committee the firm’s expected adjusted financial and operating results, the firm’s actual results and management’s year-end compensation expectations, as they evolve throughout the year. Management accomplished these reviews during regular meetings of the Compensation Committee held in February, May, September, October and November 2022, as well as one special meeting held in July 2022. The Compensation Committee approved the firm's final year-end compensation recommendations during its regular meeting held in November 2022.
Additional information regarding the Compensation Committee’s functions can be found in the Committee's charter, which is available online in the “Responsibility - Corporate Governance” section of our Internet Site.

2022 Annual Report	157

Part III
Compensation Consultant; Benchmarking Data
In 2022, we retained McLagan Partners (“McLagan”) as an independent consultant to provide competitive market data and trend forecasting for our NEOs and other senior executives, for which we paid McLagan $53,500 (the "2022 Benchmarking Data"). McLagan has an extensive database on compensation for most investment management companies, including private companies for which information is not otherwise available.
The 2022 Benchmarking Data summarized 2021 compensation levels and 2022 salaries, which helps form a reasonable estimation of compensation levels in the industry for executive positions like those held by our NEOs at selected asset management companies comparable to ours in terms of size and business mix (the “Comparable Companies”) and, in so doing, assists in determining the appropriate level of compensation for our NEOs.
The Comparable Companies, which management selected with input from McLagan, included:

Barings	Columbia Threadneedle	Franklin Templeton Investments
Goldman Sachs Asset Management	Invesco	Janus Henderson Investors
Loomis, Sayles & Company	MFS Investment Management	Morgan Stanley Investment Management
Neuberger Berman Group	Nuveen Investments	Pacific Investment Management
Prudential Global Investment Mgmt.	Schroder Investment Management	T. Rowe Price

The 2022 Benchmarking Data indicated that, as a group, our NEOs fall within market range. Please note that we excluded Mr. Dibadj from this analysis as he left AB in March 2022 and, accordingly, did not receive year-end incentive compensation.
The Compensation Committee considered this information in concluding that the compensation levels paid in 2022 to our NEOs (other than Mr. Dibadj, who was not considered in this process) were appropriate and reasonable.
Compensation Elements for NEOs
We utilize a variety of compensation elements to achieve the goals described above, consisting of base salary, annual short-term incentive compensation awards (cash bonuses), a long-term incentive compensation award program, a defined contribution plan, a defined benefit plan and certain other benefits, each of which we discuss below:
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
Annual cash bonuses in respect of 2022 performance for each NEO were determined in November 2022 and paid in December 2022. These bonuses, and the 2022 long-term incentive compensation awards described immediately below, were based on management’s evaluation, subject to the Compensation Committee’s review and approval, of each NEO’s performance during the year, the firm's progress in advancing its Growth Strategy during the year, the performance of the NEO’s business unit or function compared to business and operational goals established in each NEO's performance scorecard at the beginning of the year, and the firm’s current-year financial performance.
In respect of 2022, Mr. Bernstein received a cash bonus of $4,925,000 in accordance with the terms of the employment agreement into which he entered with the General Partner, AB and AB Holding as of May 1, 2017 (the “CEO Employment Agreement”) and after review of Mr. Bernstein's performance during 2022 by the Compensation Committee. Please refer to “Overview of Mr. Bernstein's Employment Agreement” below for additional information relating to Mr. Bernstein’s cash bonus and other compensation elements.

158	AllianceBernstein

Part III
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
We believe that annual long-term incentive compensation awards provide a long-term retention mechanism for our NEOs because such awards generally vest ratably over time; awards granted in 2022 generally vest in equal portions over three years, while awards granted prior to 2021 generally vest over four years. We reduced the vesting period to three years for awards in 2021 to help ensure our compensation framework remains highly competitive.
For 2022 performance, awards were granted in December 2022 to each of Ms. Burke and Messrs. Bernstein, Erzan, Sprules, Manley and Siemers pursuant to the AB 2022 Incentive Compensation Award Program (the "ICAP"), an unfunded, non-qualified incentive compensation plan, and the AB 2017 Long Term Incentive Plan, our equity compensation plan (the “2017 Plan”). Mr. Dibadj, who resigned in March 2022, did not receive an award.
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
An award recipient who resigns or is terminated without cause prior to the vesting date is eligible to continue to vest in his or her long-term incentive compensation award subject to compliance with the restrictive covenants set forth in the applicable award agreement, including restrictions on competition, and restrictions on employee and client solicitation. Additionally, the award agreement provides for continued vesting in the event of an award recipient's retirement, subject to applicable restrictive covenants. To be eligible for retirement, an award recipient must provide notice of retirement, enter into a retirement agreement and satisfy a "Rule of 70," whereby the sum of the recipient's age and full years of service must equal at least 70.
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
Relocation-related Performance Awards
In April 2018, Ms. Burke and Mr. Sprules each was granted a special restricted AB Holding Unit award with a grant date fair value of $4,000,000. Each award vested on December 1, 2022, and the underlying AB Holding Units were delivered promptly thereafter (net of AB Holding Units withheld to cover applicable taxes) given each executive continued to be employed by AB and each executive had established his or her principal residence in Nashville, TN. Additionally, the Compensation Committee, with input from Mr. Bernstein, determined during its regular meeting held in September 2022 that:
•our firm’s headquarters relocation initiative has been executed without significant disruption or reputational damage to AB;
•AB’s targets for cost savings and implementation costs for the relocation have been achieved; and
•the level of workplace talent and diversity in Nashville is satisfactory.
With respect to the above-referenced criteria, the Compensation Committee, with appropriate input from Mr. Bernstein, assessed achievement of the criteria both within the executive's business unit and with respect to our firm overall.
Former CFO and Head of Strategy Resignation
As announced in a Form 8-K we filed on March 23, 2022, Mr. Dibadj resigned from AB on March 22, 2022. His responsibilities as CFO promptly were transitioned to Mr. Siemers on an interim basis and then to Ms. Burke, effective July 6, 2022.
The compensatory benefits Mr. Dibadj forfeited by resigning included (i) unvested portions of prior-year long-term incentive compensation awards, aggregating to approximately $1.8 million in value (based on the closing price of an AB Holding Unit as of June 17, 2022, his official termination date taking into account the garden leave obligation provided in the ICAP award agreement); and (ii) the unvested portions of restricted stock unit awards and performance share awards granted to him by EQH in connection with his membership on and service to EQH's Management Committee, aggregating to approximately $150,000 (based on the closing price of an EQH share as of June 17, 2022).

2022 Annual Report	159

Part III
Defined Contribution Plan
U.S. employees of AB, including each of our NEOs, are eligible to participate in the Profit Sharing Plan for Employees of AB (as amended and restated as of January 1, 2015, and as further amended as of January 1, 2017, as of April 1, 2018, and as of June 28, 2022, the “AB Profit Sharing Plan”), a tax-qualified defined contribution retirement plan. The Compensation Committee determines the amount of company contributions (both the level of annual matching by the firm of an employee’s pre-tax salary deferral contributions and the annual company profit sharing contribution, if any).
With respect to 2022, the Compensation Committee determined in November 2022 that employee deferral contributions would be matched on a dollar-for-dollar basis up to 5% of eligible compensation and that there would be no profit sharing contribution paid by AB.
Defined Benefit Plan
We maintain a qualified, noncontributory, defined benefit retirement plan (the “AB Retirement Plan”) covering current and former employees who were employed by AB in the United States prior to October 2, 2000. Benefits are based on years of credited service, average final base salary (as defined in the AB Retirement Plan) and primary Social Security benefits. Service and compensation after December 31, 2008 are not taken into account in determining participants’ retirement benefits. Of our named executive officers, only Messrs. Sprules and Manley are eligible participants in the AB Retirement Plan.
The maximum annual benefit payable under the AB Retirement Plan may not exceed the lesser of $100,000 or 100% of a participant’s average aggregate compensation for the three consecutive years in which he or she received the highest aggregate compensation from us or such lower limit as may be imposed by the Internal Revenue Code of 1986, as amended (the "Code"), on certain participants by reason of their coverage under another qualified retirement plan we maintain. The AB Retirement Plan generally provides for payments to, or on behalf of, each vested employee upon such employee’s retirement at the normal retirement age provided under the plan or later, although provision is made for payment of early retirement benefits on an "actuarially" reduced basis. Normal retirement age under the AB Retirement Plan is 65. Death benefits are payable to the surviving spouse of an employee who dies with a vested benefit under the AB Retirement Plan. For additional information regarding interest rates and actuarial assumptions, see Note 18 to AB’s consolidated financial statements in Item 8.
A participant in the AB Retirement Plan is eligible for early retirement upon termination of employment if the participant is at least age 55 and the sum of the participant’s age and years of vesting service equals at least 80. As of December 31, 2022, Mr. Sprules has attained age 49 and earned 25 years of vesting service. (For purposes of determining early retirement eligibility, years of service after benefits under the AB Retirement Plan ceased accruing are included.) Because Mr. Sprules is younger than age 55 and the sum of his age and service is less than 80, he is not eligible for early retirement. As of December 31, 2022, Mr. Manley has attained age 60 and earned 39 years of vesting service. Because the total of Mr. Manly’s age and years of service exceeded 80, he is eligible for early retirement.
The early retirement benefit is “actuarially” reduced for each month that payments begin before age 65. The reduction to the pension is made because it costs more money to provide payments over a longer period of time. In other words, the monthly benefit commencing at the early retirement date has the same value as a monthly benefit beginning at age 65. The actuarial adjustment factors are based on the mortality assumptions specified under Section 417(e) of the Code and a 6.0% interest rate, as specified in the AB Retirement Plan. For example, a 60 year old participant (like Mr. Manley) would receive approximately 66% of the accrued benefit that would have been payable at age 65.
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

160	AllianceBernstein

Part III
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
Consideration of Risk Matters in Determining Compensation
In 2022, we considered whether our compensation practices for employees, including our NEOs, encourage unnecessary or excessive risk-taking and whether any risks arising from our compensation practices are reasonably likely to have a material adverse effect on our firm. For the reasons set forth below, we have determined that our current compensation practices do not create risks that are reasonably likely to have a material adverse effect on our firm.
As described above in “Long-Term Incentive Compensation Awards,” long-term incentive compensation awards generally are denominated in AB Holding Units that are not distributed until subsequent years, so the ultimate value that the employee derives from the award depends on the long-term performance of the firm. Denominating the award in restricted AB Holding Units and deferring their delivery is intended to sensitize employees to risk outcomes and discourage them from taking excessive risks, whether relating to investments, operations, regulatory compliance and/or cyber security, that could lead to a decrease in the value of the AB Holding Units and/or an adverse effect on the firm's long-term prospects. Furthermore, and as noted above in “Long-Term Incentive Compensation Awards,” generally all outstanding long-term incentive compensation awards include a provision permitting us to “claw-back” the unvested portion of an employee’s long-term incentive compensation award if the Compensation Committee determines that (i) the employee failed to adhere to existing risk management policies and (ii) as a result of the employee’s failure, there has been or reasonably could be expected to be a material adverse impact on our firm or the employee’s business unit.
Overview of Mr. Bernstein's Employment Agreement
Pursuant to the CEO Employment Agreement, Mr. Bernstein served as our President and CEO for an initial term that commenced on May 1, 2017 and ended on May 1, 2020. The initial term automatically was extended for one additional year on May 1, 2020 and automatically extends each May thereafter, unless the CEO Employment Agreement is terminated in accordance with its terms (the “Employment Term”).
The terms of the CEO Employment Agreement were the result of arm’s length negotiations between Mr. Bernstein and senior executives at AXA S.A., formerly AB's ultimate parent company ("AXA"), and EQH. The Board then approved the CEO Employment Agreement after having considered, among other things, the compensation package provided to Mr. Bernstein’s predecessor, the 2016 compensation and 2017 expected compensation of AB’s other executive officers and Mr. Bernstein’s compensation at his former employer.
The Compensation Committee, during its regular meeting held in December 2018, amended the CEO Employment Agreement such that any annual equity award granted to Mr. Bernstein in 2018 and subsequent years during the Employment Term will be granted in all respects in accordance with AB's compensation practices and policies generally applicable to AB's executive officers as in effect from time to time (the "SPB First Amendment").
Additionally, the Compensation Committee, during its regular meeting held in December 2019, further amended the CEO Employment Agreement by:
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

2022 Annual Report	161

Part III
Cash Bonus
Under the CEO Employment Agreement, Mr. Bernstein is entitled to be paid a cash bonus at a target level of $3,000,000 in each year during the Employment Term, subject to review and increase from time to time by the Compensation Committee, in its sole discretion. As a result of a review of Mr. Bernstein's performance during 2022 by the Compensation Committee, Mr. Bernstein was paid a cash bonus of $4,925,000. In determining Mr. Bernstein's cash bonus, the Compensation Committee considered the progress AB made in advancing its Growth Strategy, Mr. Bernstein's performance in light of the target metrics included in his performance scorecard and Mr. Bernstein's individual achievements during 2022, as described above.
Restricted AB Holding Units
Commencing in 2018 and during the remainder of the Employment Term, Mr. Bernstein is eligible to receive annual equity awards with a grant date fair value equal to $3,500,000, subject to review and increase by the Compensation Committee, in its sole discretion, in accordance with AB’s compensation practices and policies generally applicable to the firm’s executive officers as in effect from time to time. The Compensation Committee approved an equity award to Mr. Bernstein with a grant date fair value equal to $4,575,000 during November 2022. The Compensation Committee determined Mr. Bernstein's equity award based on the review process described above. As a result of the SPB First Amendment, the equity award granted to Mr. Bernstein in December 2022 is subject to the same ICAP-related terms and conditions as awards granted to other executive officers at that time, which terms and conditions are described above in "Compensation Elements for NEOs - Long-Term Incentive Compensation Awards."
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

162	AllianceBernstein

Part III
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
Compensation awarded by EQH to Mr. Bernstein, Ms. Burke, Mr. Erzan and Mr. Dibadj
In February 2022, EQH granted to Mr. Bernstein, in connection with his membership on and service to the EQH Management Committee:
•a restricted stock unit award (for EQH common stock) with a grant date fair value of $400,033; and
•a performance share award (for EQH common stock) with a grant date fair value of $600,029, which can be earned subject to EQH’s total shareholder return relative to its peer group.
Additionally, in February 2022, EQH granted to each of Ms. Burke, Mr. Erzan and Mr. Dibadj, in connection with their membership on and service to the EQH Management Committee:
•a restricted stock unit award (for EQH common stock) with a grant date fair value of $40,021; and
•a performance share award (for EQH common stock) with a grant date fair value of $60,014, which can be earned subject to EQH’s total shareholder return relative to its peer group.
Assumptions made in determining the EQH restricted stock unit and performance share figures discussed above are described in footnotes to the compensatory tables below entitled "Summary Compensation Table for 2022" and "Grants of Plan-Based Awards in 2022."
Mr. Bernstein, Ms. Burke and Mr. Erzan may receive additional equity or cash compensation from EQH in the future related to their continued membership on and service to the EQH Management Committee. Mr. Dibadj, who resigned as our firm's CFO and Head of Strategy in March 2022 (and from the EQH Management Committee), forfeited his awards and is ineligible for additional awards.
CEO Pay Ratio
In 2022, the compensation of Mr. Bernstein, our President and CEO, was approximately 71 times the median pay of our employees, resulting in a 71:1 CEO Pay Ratio.
We identified our median employee by examining 2022 total compensation for all individuals, excluding Mr. Bernstein, who were employed by our firm as of December 31, 2022, the last day of our payroll year. We included all of our employees in this process, whether employed on a full-time or part-time basis. We did not make any assumptions or estimates with respect to total compensation, but we did adjust compensation paid to our non-U.S. employees during our 2022 fiscal year based on the average monthly exchange rates for the three-month period ending September 30, 2022 (data compiled in fourth quarter) between the local currencies in which such employees are paid and U.S. dollars. We define “total compensation” as the aggregate of base salary (plus overtime, as applicable), commissions (as applicable), cash bonus and the grant date fair value of long-term incentive compensation awards.
After identifying the median employee based on total compensation, we calculated total compensation in 2022 for such employee using the same methodology we use for our NEOs as set forth below in the Summary Compensation Table for 2022.
As illustrated in the table below, our 2022 CEO Pay Ratio is 71:1:

2022 Annual Report	163

Part III

	Seth Bernstein	Median Employee
Base salary ($)	500,000	137,500
Cash bonus ($)	4,925,000	17,500
Stock awards ($)(1)	5,575,062	—
All other compensation ($)(2)	277,777	3,438
Total ($)	11,277,839	158,438
2022 CEO Pay Ratio	71:1
(1)Includes (i) an award granted by AB of restricted AB Holding Units with a grant date fair value of $4,575,000 and (ii) awards granted by EQH with an aggregate grant date fair value of $1,000,062, as more fully described above in “Compensation awarded by EQH to Mr. Bernstein.” For additional information, please refer to the compensatory tables below in this Item 11.
(2)For a description of Mr. Bernstein’s other compensation, please refer to the Summary Compensation Table for 2022 below. The median employee's other compensation consists of a $3,438 match under the AB Profit Sharing Plan.
Other Compensation-Related Matters
AB and AB Holding are, respectively, private and public limited partnerships. They are subject to taxes other than federal and state corporate income tax (see “Structure-related Risks” in Item 1A and Note 21 to AB’s consolidated financial statements in Item 8). Accordingly, Section 162(m) of the Code, which limits tax deductions relating to executive compensation otherwise available to an entity taxed as a corporation, is not applicable to either AB or AB Holding for 2022.
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

Kristi Matus (Chair)	Daniel Kaye
Mark Pearson

164	AllianceBernstein

Part III

Summary Compensation Table for 2022

Total compensation of our NEOs for 2022, 2021 and 2020, as applicable, is as follows:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1)(2) ($)	Option Awards(3) ($)	Pension ($)	All Other Compensation ($)	Total ($)
Seth Bernstein(4)(5) President and CEO	2022	500,000	4,925,000	5,575,062	—	—	277,777	11,277,839
	2021	500,000	5,575,000	6,075,000	—	—	142,813	12,292,813
	2020	500,000	4,015,000	4,585,051	250,003	—	52,509	9,402,563
Kate Burke(6) COO and CFO	2022	400,000	2,050,000	1,700,035	—	—	16,216	4,166,251
	2021	400,000	2,275,000	1,925,000	—	—	15,455	4,615,455
	2020	300,000	1,665,000	1,285,000	—	—	19,517	3,269,517
Onur Erzan(6)(7) Head of Global Client Group and Private Wealth	2022	400,000	1,955,851	1,605,886	—	—	11,017	3,972,754

Karl Sprules(8) Head of Global Technology and Operations	2022	400,000	1,555,000	1,105,000	—	122,835	17,860	3,200,695
	2021	400,000	1,725,000	1,275,000	—		42,040	3,442,040
Mark Manley(7) Global Head of Compliance and General Counsel	2022	300,000	780,000	345,000	—	482,194	26,898	1,934,092

Bill Siemers(7) Controller and Chief Accounting Officer (and Former Interim CFO)	2022	300,000	525,000	1,175,034	—	—	17,340	2,017,374

Ali Dibadj(6)(9) Former CFO & Head of Strategy	2022	195,385	—	100,035	—	—	291	295,711
	2021	400,000	2,025,000	1,675,000	—	—	15,130	4,115,130
	2020	400,000	945,000	665,000	—	—	14,880	2,024,880
(1)The figures in the “Stock Awards” column provide the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining the AB Holding Unit award values, see Note 19 to AB’s consolidated financial statements in Item 8. Assumptions made in determining the EQH restricted stock unit and performance share figures in the "Stock Awards" column are set forth in the EQH 2022 Long-Term Incentive Compensation Program and described in a footnote to the "Grants of Plan-Based Awards in 2022" table below.
(2)See “Grants of Plan-Based Awards in 2022” below.
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
(4)See "Overview of Mr. Bernstein's Employment Agreement" and "Compensation Awarded by EQH to Mr. Bernstein, Ms. Burke, Mr. Erzan and Mr. Dibadj" above in CD&A for a description of Mr. Bernstein's compensatory elements. Please be advised that Mr. Bernstein's compensation also is disclosed by EQH.
(5)The "Stock Awards" column for 2022 includes the grant date fair value of the restricted stock award (grant date fair value of $400,033) and the performance share award (grant date fair value of $600,029) Mr. Bernstein received from EQH in February 2022. For 2021, this column includes the grant date fair value of the restricted stock unit award (grant date fair value of $340,000) and the performance share award (grant date fair value of $510,000) Mr. Bernstein received from EQH in February 2021. For 2020, this column includes the grant date fair value of the restricted stock unit award (grant date fair value of $250,019) and the performance share award (grant date fair value of $500,031) Mr. Bernstein received from EQH in February 2020.
(6)The "Stock Awards" column for 2022 includes the grant date fair value of the restricted stock unit award (grant date fair value of $40,021) and the performance share award (grant date fair value of $60,014) Ms. Burke, Mr. Erzan and Mr. Dibadj each received from EQH in February 2022. For 2021, this column includes the grant date fair value of the restricted stock unit award (grant date fair value of $40,000) and the performance share award (grant date fair value of $60,000) Ms. Burke and Mr. Dibadj each received from EQH in February 2021.

2022 Annual Report	165

Part III
(7)We have not provided 2021 or 2020 compensation for Messrs. Erzan, Manley or Siemers; they were not deemed NEOs in those years.
(8)We have not provided 2020 compensation for Mr. Sprules as he was not deemed to be a NEO in that year.
(9)Mr. Dibadj resigned as our firm's CFO and Head of Strategy in March 2022 to become the CEO at another publicly traded company. As a result, he forfeited the EQH awards granted to him in 2022 and the unvested portions of the EQH awards granted to him in 2021.
The “All Other Compensation” column includes the aggregate incremental cost to our company of certain other expenses and perquisites. For 2022, this column includes the following:

Name	Personal Use of Car and Driver ($)		Contributions to Profit Sharing Plan ($)	Life Insurance Premiums ($)	Other(2) ($)
Seth Bernstein	258,939	(1)	15,250	3,564	24
Kate Burke	—		15,250	966	—
Onur Erzan	—		10,000	630	387
Karl Sprules	—		15,250	2,610	—
Mark Manley	—		15,000	11,484	414
Bill Siemers	—		15,000	1,980	360
Ali Dibadj	—		—	291	—
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
(2)These amounts represent stipends paid to NEOs to help cover the cost of a mobile phone; these stipends are paid to employees generally as well.

166	AllianceBernstein

Part III
Grants of Plan-Based Awards in 2022
Grants of awards under the 2017 Plan, our equity compensation plan, during 2022 made to our NEO are as follows (we also discuss awards issued by EQH to Mr. Bernstein, Ms. Burke, Mr. Erzan and Mr. Dibadj):

	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards(1) ($)	Performance Based EQH Awards(3)
Name				Threshold (#)	Target (#)	Maximum (#)
Seth Bernstein(2)(3)	12/12/2022	117,791	4,575,000
	2/16/2022	11,565	400,033
	2/16/2022	16,217	600,029	4,054	16,217	32,434
Kate Burke(2)(3)	12/12/2022	41,195	1,600,000
	2/16/2022	1,157	40,021
	2/16/2022	1,622	60,014	406	1,622	3,244
Onur Erzan(2)(3)	12/12/2022	38,771	1,505,851
	2/16/2022	1,157	40,021
	2/16/2022	1,622	60,014	406	1,622	3,244
Karl Sprules(2)	12/12/2022	28,450	1,105,000
Mark Manley(2)	12/12/2022	8,883	345,000
Bill Siemers(2)(5)	12/12/2022	4,506	175,000
	3/24/2022	21,873	1,000,034
Ali Dibadj(3)(4)	2/16/2022	1,157	40,021
	2/16/2022	1,622	60,014
(1)This column provides the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718. For the assumptions made in determining the AB Holding Unit values, see Note 19 to AB's consolidated financial statements in Item 8.
(2)As discussed above in “Overview of 2022 Incentive Compensation Program” and “Compensation Elements for NEOs—Long-Term Incentive Compensation Awards,” long-term incentive compensation awards granted in December 2022 to our NEOs were denominated in restricted AB Holding Units. These awards vest in equal annual increments on each of December 1, 2023, 2024 and 2025. These awards are shown in the “All Other Stock Awards” column of this table, the “Stock Awards” column of the Summary Compensation Table for 2022 and the “AB Holding Unit Awards” columns of the Outstanding Equity Awards at 2022 Fiscal Year-End Table.
(3)In February 2022, EQH granted to each of Mr. Bernstein, Ms. Burke, Mr. Erzan and Mr. Dibadj (i) a restricted stock unit award with a grant date fair value of $400,033, $40,021, $40,021, and $40,021, respectively, and (ii) a performance share award with a grant date fair value of $600,029, $60,014, $60,014 and $60,014, respectively, which can be earned subject to EQH's total shareholder return ("TSR") relative to its peer group. TSR is the total amount a company returns to investors during a designated period, including both capital gains and dividends. The number of performance shares that are earned will be determined at the end of the performance period (December 2024) by multiplying the number of unearned performance shares by one of the following performance factors: 200% if EQH's TSR relative to its peers is in the 87.5th percentile or greater; 100% if in the 50th percentile; 25% if in the 30th percentile; and nothing if falls below the 30th percentile. EQH performance shares receive dividend equivalents subject to the same vesting schedule and performance conditions as the performance shares themselves. The restricted stock unit awards, which vest in equal annual increments on each of February 28, 2023, 2024 and 2025, subject to continued service, increase or decrease in value depending on the price of an EQH common share. EQH restricted stock units receive dividend equivalents subject to the same vesting schedule and other requirements.
(4)Mr. Dibadj forfeited these awards.
(5)The award granted to Mr. Siemers in March 2022 cliff vests in February 2024 subject to Mr. Siemers's continued employment.
In 2022, the number of restricted AB Holding Units comprising year-end long-term incentive compensation awards granted to each NEO was determined based on the closing price of an AB Holding Unit as reported for NYSE composite transactions on December 12, 2022, the date as of which the Compensation Committee approved the awards. At the time of these awards, the Compensation Committee consisted of Ms. Matus (Chair) and Messrs. Kaye and Pearson; the Section 16 Subcommittee, which approved awards to our NEOs, consisted of Ms. Matus (Chair) and Mr. Kaye. For further information regarding the material terms of such awards, including the vesting terms and the formulas or criteria to be applied in determining the amounts payable, please refer to "Overview of 2022 Incentive Compensation Program" and "Compensation Elements for NEOs" above.

2022 Annual Report	167

Part III
Outstanding Equity Awards at 2022 Fiscal Year-End
Outstanding equity awards held by our NEOs as of December 31, 2022 are as follows:

	Option Awards				AB Holding Unit and/or EQH Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(12) ($)
Seth Bernstein(1)(2)(3)(5)	65,446	—	$18.74	2/14/2029	280,690	9,647,310
	38,140	19,069	23.18	2/26/2030	24,308	697,634
	—	—	—	—	35,427	1,016,755
Kate Burke(4)(5)(6)	—	—	—	—	94,095	3,234,029
	—	—	—	—	2,192	62,909
	—	—	—	—	923	26,490
Onur Erzan(4)(5)(7)	—	—	—	—	137,265	4,717,805
	—	—	—	—	2,192	62,909
	—	—	—	—	923	26,490
Karl Sprules(8)	—	—	—	—	72,205	2,481,682
Mark Manley(9)	—	—	—	—	21,800	749,269
Bill Siemers(10)	—	—	—	—	31,760	1,091,585
Ali Dibadj(11)	—	—	—	—	—	—
(1)Mr. Bernstein was awarded: (i) 117,791 restricted AB Holding Units in December 2022 that are scheduled to vest in equal increments on each December 1, 2023, 2024 and 2025; (ii) 102,572 restricted AB Holding Units in December 2021, one-third of which vested on December 1, 2022, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2023 and 2024; (iii) 119,471 restricted AB Holding Units in December 2020, of which 25% vested on each of December 1, 2021 and 2022, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2023 and 2024; and (iv) 139,131 restricted AB Holding Units in December 2019, of which 25% vested on each of December 1, 2020, 2021 and 2022, and the remainder of which is scheduled to vest on December 1, 2023. For further information, see “Overview of Mr. Bernstein's Employment Agreement” above.
(2)EQH restricted stock unit awards, which are described for Mr. Bernstein in the second line of data in the above table, will vest ratably over their three-year vesting period subject to continued employment during the vesting period. EQH performance share awards, which are described in the third line of data in the above table, cliff vest on the third anniversary of grant date subject to meeting the applicable performance criteria. In February 2022, 2021 and 2020, EQH granted to Mr. Bernstein (i) a restricted stock unit award with a grant date fair value of $400,033, $340,000 and $250,019, respectively, and (ii) a performance share award with a grant date fair value of $600,029, $510,000 and $500,031, respectively. The performance share awards granted in 2022 and 2021 can be earned subject to EQH's TSR relative to its peer group. Approximately half of the performance share award granted in 2020 can be earned subject to EQH's performance against specified non-GAAP financial targets (specifically, non-GAAP return-on-equity targets), while the other half has been earned subject to EQH's TSR relative to its peer group. Please see the table above entitled "Grants of Plan-Based Awards in 2022" for additional information regarding the EQH awards.
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
(4)EQH restricted stock unit awards, which are described for each of Ms. Burke and Mr. Erzan in their respective second lines of data in the above table, will vest ratably over their three-year vesting period subject to continued employment during the vesting period. EQH performance share awards, which are described in the third line of data in the above table, cliff vest on the third anniversary of grant date subject to meeting the applicable performance criteria. In February 2022 and 2021, respectively, EQH granted to each of Ms. Burke and Mr. Erzan (i) a restricted stock unit award with a grant date fair value of $40,021 and $40,000, respectively and (ii) a performance share award with a grant date fair value of $60,014 and $60,000, respectively, which can be earned subject to EQH's total shareholder return relative to its peer group. Please see the table above entitled "Grants of Plan-Based Awards in 2022" for additional information regarding the EQH awards.
(5)For further information regarding the equity awards granted to Mr. Bernstein, Ms. Burke and/or Mr. Erzan by EQH, please see "Compensation awarded by EQH to Mr. Bernstein, Ms. Burke, Mr. Erzan and Mr. Dibadj" above in CD&A.

168	AllianceBernstein

Part III
(6)Ms. Burke was awarded: (i) 41,195 restricted AB Holding Units in December 2022 that are scheduled to vest in equal increments on each of December 1, 2023, 2024 and 2025; (ii) 35,827 restricted AB Holding Units in December 2021, one-third of which vested on December 1, 2022, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2023 and 2024; (iii) 40,032 restricted AB Holding Units in December 2020, of which 25% vested on each of December 1, 2021 and 2022, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2023 and 2024; and (iv) 36,000 restricted AB Holding Units in December 2019, of which 25% vested on each of December 1, 2020, 2021 and 2022, and the remainder of which is scheduled to vest on December 1, 2023.
(7)Mr. Erzan was awarded 38,771 restricted AB Holding Units in December 2022 that are scheduled to vest in equal increments on each of December 1, 2023, 2024 and 2025. The total AB Holding Unit figure set forth in the table includes AB Holding Units granted in a year prior to when Mr. Erzan was deemed to be a NEO.
(8)Mr. Sprules was awarded (i) 28,450 restricted AB Holding Units in December 2022 that are scheduled to vest in equal increments on each of December 1, 2023, 2024 and 2025; and (ii) 25,030 restricted AB Holding Units in December 2021, of which one-third vested on December 1, 2022, and the remainder of which is scheduled to vest in equal increments on each of December 1, 2023 and 2024. The total AB Holding Unit figure set forth in the table includes AB Holding Units granted in years prior to when Mr. Sprules was deemed to be a NEO.
(9)Mr. Manley was awarded 8,883 restricted AB Holding Units in December 2022 that are scheduled to vest in equal increments on each of December 1, 2023, 2024 and 2025. The total AB Holding Unit figure set forth in the table includes AB Holding Units granted in years prior to when Mr. Manley was deemed to be a NEO.
(10)Mr. Siemers was awarded: (i) 4,506 restricted AB Holding Units in December 2022 that are scheduled to vest in equal increments on each of December 1, 2023, 2024 and 2025; and (ii) 21,873 restricted AB Holding Units in March 2022 that are scheduled to cliff vest in February 2024. The total AB Holding Unit figure set forth in the table includes AB Holding Units granted in years prior to when Mr. Siemers was deemed to be a NEO.
(11)Mr. Dibadj had no outstanding awards as of December 31, 2022, because he forfeited his unvested AB Holding Unit and EQH share awards as a result of his resignation in March 2022.
(12)The market values of restricted AB Holding Units set forth in this column were calculated assuming a price per AB Holding Unit of $34.37, which was the closing price on the NYSE of an AB Holding Unit on December 30, 2022, the last trading day of AB's last completed fiscal year. The market values of EQH shares set forth in this column were calculated assuming a price per share of $28.70, which was the closing price on the NYSE of an EQH share on December 30, 2022.
Option Exercises and AB Holding Units (and EQH Shares) Vested in 2022
AB Holding Units and EQH shares held by our NEOs that vested during 2022 are as follows:

	AB Holding and EQH Option Awards		AB Holding Unit and EQH Share Awards
Name	Number of AB Holding Units or EQH Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of AB Holding Units or EQH Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Seth Bernstein(1)	—	—	199,915	7,698,133
Kate Burke(2)	—	—	187,363	7,621,786
Onur Erzan(2)	—	—	12,142	490,290
Karl Sprules	—	—	184,363	7,503,554
Mark Manley	—	—	46,384	1,887,811
Bill Siemers	—	—	21,291	866,562
Ali Dibadj(2)	—	—	489	16,001
(1)Includes 63,607 EQH shares with a value of $2,150,398 that vested during 2022.
(2)Includes 489 EQH shares with a value of $16,001 that vested during 2022.

2022 Annual Report	169

Part III
Pension Benefits

Name	Plan Name	Number of Years of Credited Service(2)	Present Value of Accumulated Benefit(3)	Payments During Last Fiscal Year
Karl Sprules (1)	AB Retirement Plan	11	122,835	—
Mark Manley(1)	AB Retirement Plan	25	482,194	—
(1)We have provided information for Messrs. Sprules and Manley; they are the only of our NEOs who participate in the AB Retirement Plan. For additional information regarding the AB Retirement Plan, including actuarial assumptions and potential early retirement benefits, see "Defined Benefit Plan" above in CD&A and Note 18 to AB's consolidated financial statements in Item 8 of this Form 10-K.
(2)Effective December 31, 2008, benefit accruals were frozen under the AB Retirement Plan.
(3)Actuarial present value of accumulated benefits as of December 31, 2022 using assumptions consistent with ASC 715 calculations, with the following exceptions: (i) retirement age assumed to be the Nominal Retirement Age (as defined in the AB Retirement Plan); and (ii) no pre-retirement mortality, disability or termination assumed.
Potential Payments upon Termination or Change in Control
Estimated payments and benefits to which our NEOs would have been entitled upon a change in control of AB or the specified qualifying events of termination of employment as of December 31, 2022 are as follows:

Name and Trigger Event	Cash Payments(1) ($)	Acceleration of Restricted AB Holding Unit Awards(2) ($)	Other Benefits(3) ($)
Seth Bernstein
Change in control	—	9,647,310	—
Termination by Mr. Bernstein for good reason(4)	3,500,000	9,647,310	19,279
Termination of Mr. Bernstein's employment by AB other than for Cause or due to Death or Disability(5)(6)(7)	5,250,000	9,647,310	19,279
Change in control + termination by Mr. Bernstein for good reason or termination of Mr. Bernstein's employment without cause(4)	7,000,000	9,647,310	19,279
Resignation (complies with applicable agreements and restrictive covenants) under ICAP(8)	—	9,647,310	—
Death or disability(7)	—	9,647,310	19,279
Kate Burke
Change in control	—	3,234,029	—
Change in control + employment terminated by AB other than for cause, termination by Ms. Burke for good reason, or termination due to death or disability	4,900,000	3,234,029	—
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP; death or disability under ICAP)(7)(8)	—	3,234,029	—
Onur Erzan
Change in control	—	4,717,805	—
Change in control + employment terminated by AB other than for cause, termination by Mr. Erzan for good reason, or termination due to death or disability	4,711,702	4,717,805	—
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP; death or disability under ICAP; excludes 2021 RSU award)(7)(8)	—	2,133,593	—
Termination by AB without cause; death or disability (2021 RSU award)	—	1,029,850	—

170	AllianceBernstein

Part III

Name and Trigger Event	Cash Payments(1) ($)	Acceleration of Restricted AB Holding Unit Awards(2) ($)	Other Benefits(3) ($)
Karl Sprules
Change in control	—	2,481,682	—
Change in control + employment terminated by AB other than for cause, termination by Mr. Sprules for good reason, or termination due to death or disability	3,910,000	2,481,682	—
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP; death or disability under ICAP(7)(8)	—	2,481,682	—
Mark Manley
Change in control	—	749,269	—
Change in control + employment terminated by AB other than for cause, termination by Mr. Manley for good reason, or termination due to death or disability	2,160,000	749,269	—
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP; death or disability under ICAP)(7)(8)	—	749,269	—
Bill Siemers(9)
Change in control	—	—	—
Change in control + employment terminated by AB other than for cause, termination by Mr. Siemers for good reason, or termination due to death or disability	—	—	—
Resignation, retirement or termination by AB without cause (complies with applicable agreements and restrictive covenants) under ICAP; death or disability under ICAP; excludes 2022 RSU award)(7)(8)	—	339,810	—
Termination by AB without cause; death or disability (2022 RSU award)	—	300,284	—
Ali Dibadj(10)	—	—	—

2022 Annual Report	171

Part III
(1)It is possible that each NEO could receive a cash severance payment on the termination of his or her employment that is not contemplated in the CIC Plan. The amounts of any such cash severance payments would be determined at the time of such termination (other than for Mr. Bernstein), so we are unable to estimate such amounts. The amounts shown for Mr. Bernstein are described in the CEO Employment Agreement. The amounts shown for Ms. Burke, Mr. Erzan, Mr. Sprules and Mr. Manley in the event of a change in control coupled with termination of employment are described in the CIC Plan.
(2)See Notes 2 and 19 in AB’s consolidated financial statements in Item 8 and “Long-Term Incentive Compensation Awards” above in CD&A for a discussion of the terms set forth in long-term incentive compensation award agreements relating to termination of employment.
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
(8)Applicable agreements and restrictive covenants in the ICAP award agreement include restrictions on competition and restrictions on employee and client solicitation.
(9)Mr. Siemers, who served as our firm's Interim CFO from March 2022 to July 2022, ceased being deemed an executive officer of AB when his service as Interim CFO concluded. Accordingly, Mr. Siemers was not eligible for potential payments or benefits under the CIC Plan as of December 31, 2022.
(10)Mr. Dibadj resigned as our firm's CFO and Head of Strategy in March 2022, so he was ineligible for any potential payment or benefit upon a change in control of AB as of December 31, 2022.
Additionally, estimated payments and benefits to which Mr. Bernstein, Ms. Burke or Mr. Erzan would have been entitled upon a change in control of EQH or the specified qualifying events of termination of employment as of December 31, 2022 are as follows (these amounts would be payable by EQH):

Reason for Employment Termination	Acceleration of EQH Option and Share Awards(5) ($)
Seth Bernstein
Retirement(1)	737,795
Death(2)	2,434,876
Disability(2)	2,434,876
Involuntary termination (no change in control)(3)	1,468,354
Change in control (without termination of employment)(4)	1,666,667
Kate Burke
Death(2)	168,676
Disability(2)	168,676
Involuntary termination (no change in control)(3)	53,059
Change in control (without termination of employment)(4)	76,180
Onur Erzan
Death(2)	168,676
Disability(2)	168,676
Involuntary termination (no change in control)(3)	53,059
Change in control (without termination of employment)(4)	76,180
(1)Reflects, as of December 31, 2022, the full value of the restricted stock unit award and performance share award granted to Mr. Bernstein in 2021. Excludes (i) restricted stock unit awards and performance share awards granted to Mr. Bernstein in 2020 due to prior retirement eligibility requirements in effect for awards granted prior to 2021, and (ii) awards granted in 2022 due to minimum vesting requirements.
(2)Reflects, as of December 31, 2022, the full value associated with awards granted by EQH to Mr. Bernstein (since 2020), Ms. Burke (since 2021) and Mr. Erzan (since 2021), including option awards (Mr. Bernstein only); restricted stock unit awards (to each officer); and performance share awards (to each officer). For additional information regarding these awards, please see the Summary Compensation Table for 2022, Grants of Plan-based Awards in 2022 and Outstanding Equity at 2022 Fiscal Year End above in this Item 11.

172	AllianceBernstein

Part III
(3)Reflects, as of December 31, 2022, (i) the prorated value of the restricted stock unit awards and performance share awards granted by EQH to Mr. Bernstein (in 2020), to Ms. Burke (in 2021) and to Mr. Erzan (in 2021), and (ii) the full value of the restricted stock unit award and performance share award granted to Mr. Bernstein in 2021. Restricted stock unit awards and performance share awards granted to Mr. Bernstein, Ms. Burke and Mr. Erzan in 2022 are excluded until a minimum of one year of vesting is reached.
(4)Reflects, as of December 31, 2022, (i) the full value associated with Mr. Bernstein's option awards in 2020, (ii) the full value of the restricted stock unit awards granted to Mr. Bernstein (in 2022, 2021 and 2020), to Ms. Burke (in 2022 and 2021) and to Mr. Erzan (in 2022 and 2021), and (iii) the full value of the performance share awards granted to Mr. Bernstein (in 2022, 2021 and 2020), to Ms. Burke (in 2022 and 2021) and to Mr. Erzan (in 2022 and 2021), with performance factors applied for 2020 and 2021 grants.
(5)Acceleration of EQH awards is contingent on the award recipient's compliance with various agreements and restrictive covenants set forth in the applicable award agreement under the EQH 2022 Long-Term Incentive Compensation Program, including protection of confidential information, non-competition, non-solicitation of employees and non-solicitation of customers.
Director Compensation in 2022
During 2022, we compensated our directors, who satisfied applicable NYSE and SEC standards relating to independence (“Independent Directors”), as follows:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1)(2) ($)	Total ($)
Joan Lamm-Tennant	140,000	170,000	310,000
Nella Domenici	102,500	170,000	272,500
Daniel Kaye	99,000	170,000	269,000
Kristi Matus	123,500	170,000	293,500
Das Narayandas	93,000	170,000	263,000
Charles Stonehill	127,500	170,000	297,500
Todd Walthall	102,500	170,000	272,500
(1)The aggregate number of restricted AB Holding Units underlying awards outstanding but not yet distributed at December 31, 2022, was: for Ms. Lamm-Tennant, 5,765 AB Holding Units; for Ms. Domenici, 8,521 AB Holding Units; for Mr. Kaye, 12,390 AB Holding Units; for Ms. Matus, 12,125 AB Holding Units; for Mr. Narayandas, 12,390 AB Holding Units; for Mr. Stonehill, 12,390 AB Holding Units; and for Mr. Walthall, 6,066 AB Holding Units.
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
In 2022, the Board granted to each Independent Director then serving (which included Mses. Domenici, Lamm-Tennant and Matus and Messrs. Kaye, Narayandas, Stonehill and Walthall) 4,410 restricted AB Holding Units. The number of AB Holding Units granted was determined by dividing the $170,000 grant date fair value noted above by the closing price of an AB Holding Unit on the date of the May 2022 Board Meeting, or $38.55 per unit. These awards vest ratably on each of the first three anniversaries of the grant date.

2022 Annual Report	173

Part III
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
As of December 31, 2022, each Independent Director then serving either complied with this policy or was on track to do so within the allotted time.

174	AllianceBernstein

Part III
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
AB Holding Units to be issued pursuant to our equity compensation plans as of December 31, 2022 are as follows:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(1)
Equity compensation plans approved by security holders	—	$—	30,204,036
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	30,204,036
(1)All AB Holding Units remaining available for future issuance will be issued pursuant to the 2017 Plan, which was approved during a Special Meeting of AB Holding Unitholders held on September 29, 2017.
There are no AB Units to be issued pursuant to an equity compensation plan.
For information about our equity compensation plans, see Note 19 to AB’s consolidated financial statements in Item 8.
Principal Security Holders
As of December 31, 2022, we had no information that any person beneficially owned more than 5% of the outstanding AB Units, except as reported by EQH and certain of its subsidiaries. We have prepared the following table, and the note that follows, in reliance on information supplied by EQH:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Reported on Schedule		Percent of Class
Equitable Holdings(1) 1290 Avenue of the Americas New York, NY 10104	177,121,625	(1)	61.3%	(1)
(1)By reason of their relationships, EQH and its subsidiaries that hold AB Units may be deemed to share the power to vote or to direct the vote and to dispose or direct the disposition of all or a portion of these AB Units. The 61.3% includes the 1% general partnership interest held by EQH.
As of December 31, 2022, AB Holding was the record owner of 113,801,097, or 39.8%, of the issued and outstanding AB Units (or 39.4% including the 1% general partnership interest held by EQH).

2022 Annual Report	175

Part III
Management
As of December 31, 2022, the beneficial ownership of AB Holding Units by each director and NEO of the General Partner and by all directors and executive officers as a group is as follows:

Name of Beneficial Owner	Number of AB Holding Units and Nature of Beneficial Ownership	Percent of Class
Joan Lamm-Tennant(1)	6,216	*
Seth Bernstein(1)(2)	657,593	*
Nella Domenici	17,848	*
Jeffrey Hurd(1)	—	*
Daniel Kaye(1)	34,693	*
Nick Lane(1)	—	*
Kristi Matus(1)	20,254	*
Das Narayandas	30,659	*
Mark Pearson(1)	—	*
Charles Stonehill(1)	19,914	*
Todd Walthall	6,618	*
Kate Burke(1)(3)	234,300	*
Onur Erzan(1)(4)	144,221	*
Karl Sprules(1)(5)	140,514	*
Mark Manley(1)(6)	89,369	*
Bill Siemers(1)(7)	68,140	*
All directors and executive officers as a group (16 persons)(8)	1,470,339	1.3%
*    Number of AB Holding Units listed represents less than 1% of the Units outstanding.
(1)Excludes AB Holding Units beneficially owned by EQH and its subsidiaries. Mses. Lamm-Tennant and Matus, and Messrs. Bernstein, Hurd, Kaye, Lane, Pearson and Stonehill, each is a director and/or officer of EQH, Equitable Financial and/or Equitable America. Ms. Burke and Messrs. Bernstein, Erzan, Sprules, Manley and Siemers each is a director and/or officer of the General Partner.
(2)Includes 507,389 restricted AB Holding Units that have not yet vested or with respect to which Mr. Bernstein has deferred delivery. See “Overview of Mr. Bernstein's Employment Agreement – Compensation Elements – Restricted AB Holding Units,” “Grants of Plan-based Awards in 2022” and “Outstanding Equity Awards at 2022 Fiscal Year-End” in Item 11 for additional information.
(3)Includes 94,095 restricted AB Holding Units granted to Ms. Burke that have not yet vested. For information regarding Ms. Burke's long-term incentive compensation awards, see “Grants of Plan-based Awards in 2022” and “Outstanding Equity Awards at 2022 Fiscal Year-End” in Item 11.
(4)Includes 137,265 restricted AB Holding Units granted to Mr. Erzan that have not yet vested. For information regarding Mr. Erzan's long-term incentive compensation awards, see "Grants of Plan-based Awards in 2022” and “Outstanding Equity Awards at 2022 Fiscal Year-End” in Item 11.
(5)Includes 72,205 restricted AB Holding Units granted to Mr. Sprules that have not yet vested. For information regarding Mr. Sprules's long-term incentive compensation awards, see “Grants of Plan-based Awards in 2022" and “Outstanding Equity Awards at 2022 Fiscal Year-End” in Item 11.
(6)Includes 21,800 restricted AB Holding Units granted to Mr. Manley that have not yet vested. For information regarding Mr. Manley's long-term incentive compensation awards, see “Grants of Plan-based Awards in 2022” and “Outstanding Equity Awards at 2022 Fiscal Year-End” in Item 11.
(7)Includes 31,760 restricted AB Holding Units granted to Mr. Siemers that have not yet vested. For information regarding Mr. Siemers's long-term incentive compensation awards, see “Grants of Plan-based Awards in 2022” and “Outstanding Equity Awards at 2022 Fiscal Year-End” in Item 11.
(8)Includes 864,514 restricted AB Holding Units awarded to the executive officers as a group as long-term incentive compensation that have not yet vested and/or with respect to which the executive officer has deferred delivery.

176	AllianceBernstein

Part III
As of December 31, 2022, our directors and executive officers did not beneficially own any AB Units.
As of December 31, 2022, the beneficial ownership of the common stock of EQH by each director and named executive officer of the General Partner and by all directors and executive officers as a group is as follows:

EQH Common Stock

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percent of Class
Joan Lamm-Tennant	25,056	*
Seth Bernstein(1)	189,714	*
Nella Domenici	—	*
Jeffrey Hurd(2)	272,590	*
Daniel Kaye	52,129	*
Nick Lane(3)	200,933	*
Kristi Matus	19,297	*
Das Narayandas	2,000	*
Mark Pearson(4)	1,187,290	*
Charles Stonehill	28,285	*
Todd Walthall	—	*
Kate Burke(5)	2,535	*
Onur Erzan(5)	2,457	*
Karl Sprules	—	*
Mark Manley	—	*
Bill Siemers	—	*
All directors and executive officers as a group (16 persons)(6)	1,982,286	*
*Number of shares listed represents less than 1% of the outstanding EQH common stock.
(1)Includes (i) 103,586 options Mr. Bernstein has the right to exercise within 60 days and (ii) 24,307 restricted stock units that will vest within 60 days and settle in EQH shares.
(2)Includes (i) 171,694 options Mr. Hurd has the right to exercise within 60 days and (ii) 51,627 restricted stock units that will vest within 60 days and settle in EQH shares.
(3)Includes (i) 76,278 options Mr. Lane has the right to exercise within 60 days and (ii) 58,565 restricted stock units that will vest within 60 days and settle in EQH shares.
(4)Includes (i) 653,845 options Mr. Pearson has the right to exercise within 60 days and (ii) 237,363 restricted stock units that will vest within 60 days and settle in EQH shares.
(5)Includes 2,191 restricted stock units that will vest within 60 days and settle in EQH shares.
(6)Includes 1,005,403 options that may be exercised and 376,244 restricted stock units that will vest within 60 days and settle in EQH shares for the directors and executive officers as a group.

2022 Annual Report	177

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

178	AllianceBernstein

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
In practice, our management pricing committees review investment advisory agreements with EQH Affiliates, which is the manner in which the General Partner reaches a judgment regarding the appropriateness of the fees. Other transactions with EQH Affiliates are submitted to the Audit Committee for their review and approval. (See “Committees of the Board” in Item 10 for details regarding the Audit Committee.) We are not aware of any transaction during 2022 between our company and any related person with respect to which these procedures were not followed.
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
We have written policies regarding the employment of immediate family members of any of our related persons. Compensation and benefits for all of our employees is established in accordance with our people practices, taking into consideration the defined qualifications, responsibilities and nature of the role.
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

2022 Annual Report	179

Part III
See Note 12 to AB’s consolidated financial statements in Item 8 for disclosures related to our credit facility with EQH. Significant transactions between AB and related persons during 2022 are as follows (the first table summarizes services we provide to related persons and the second table summarizes services our related persons provide to us):

Parties(1)	General Description of Relationship(2)	Amounts Received or Accrued for in 2022
		(in thousands)
Equitable Financial	We provide investment management services and ancillary accounting, valuation, reporting, treasury and other services to the general and separate accounts of Equitable Financial and its insurance company subsidiaries.	$118,781
EQAT and Equitable Premier VIP Trust	We serve as sub-adviser to these open-end mutual funds, each of which is sponsored by a subsidiary of Equitable Holdings.	23,711
Equitable Holdings		6,573

Parties(1)	General Description of Relationship	Amounts Paid or Accrued for in 2022
		(in thousands)
Equitable Holdings	Distributes certain of our Retail Products; provides Private Wealth Management referrals; sells shares of our mutual funds under Distribution Service and Educational Support agreements; includes us as insured under various insurance policies.	$20,848
(1)AB or one of its subsidiaries is a party to each transaction.
(2)We provide investment management services unless otherwise indicated.
Arrangements with Immediate Family Members of Related Persons
During 2022, we did not have arrangements with immediate family members of our directors and executive officers.
Director Independence
See “Independence of Certain Directors” in Item 10.
Item 14. Principal Accounting Fees and Services
Fees for professional audit services rendered by PricewaterhouseCoopers LLP ("PwC") for the audit of AB’s and AB Holding’s annual financial statements for 2022 and 2021, respectively, and fees for other services rendered by PwC are as follows:

	2022	2021
	(in thousands)
Audit fees(1)	$7,373	$6,956
Audit-related fees(2)	3,355	3,580
Tax fees(3)	1,556	2,221
All other fees(4)	2,512	6
Total	$14,796	$12,763
(1)Includes $66,383 and $63,222 paid for audit services to AB Holding in 2022 and 2021, respectively.
(2)Audit-related fees consist principally of fees for audits of financial statements of certain employee benefit plans, internal control reviews and accounting consultation.
(3)Tax fees consist of fees for tax consultation and tax compliance services.
(4)All other fees consisted primarily of due diligence tax and audit services in 2022 and miscellaneous non-audit services in 2021.
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

180	AllianceBernstein

Part IV

Item 15. Exhibits, Financial Statement Schedules
(a)There is no document filed as part of this Form 10-K.
Financial Statement Schedule.
Attached to this Form 10-K is a schedule describing Valuation and Qualifying Account-Allowance for Doubtful Accounts for the three years ended December 31, 2022, 2021 and 2020.
(b)Exhibits.
The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith or incorporated by reference herein, as indicated:

Exhibit	Description
3.01	AllianceBernstein Corporation By-Laws with amendments through September 21, 2022.
3.02	Amended and Restated Certificate of Limited Partnership dated February 24, 2006 of AB Holding (incorporated by reference to Ex. 99.06 to Form 8-K, as filed February 24, 2006).
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

3.08	Certificate of Amendment to the Certificate of Incorporation of AllianceBernstein Corporation (incorporated by reference to Ex. 99.08 to Form 8-K, as filed February 24, 2006).
4.01	Description of AB Holding Units and AB Units.
10.01	AllianceBernstein 2022 Incentive Compensation Award Program.*
10.02	AllianceBernstein 2022 Deferred Cash Compensation Program.*
10.03	Form of Award Agreement, dated as of December 31, 2022, under Incentive Compensation Award Program, Deferred Cash Compensation Program and AB 2017 Long Term Incentive Plan.*
10.04	Form of Award Agreement under AB 2017 Long Term Incentive Plan relating to equity compensation awards to Independent Directors.*
10.05	Summary of AB's Lease at 1345 Avenue of the Americas, New York, New York.
10.06	Summary of AB's Lease at 501 Commerce Street, Nashville, Tennessee.

2022 Annual Report	181

Part IV

Exhibit	Description
10.07	Guidelines for Transfer of AB Units.
10.08
Transaction Agreement, dated as of March 17, 2022, by and among CarVal Investors, AB Holding and AB (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2022, as filed April 29, 2022).

10.09	Amendment to the Profit Sharing Plan for Employees of AllianceBernstein L.P., dated as of June 28, 2022.*
10.10	Amended and Restated Revolving Credit Agreement, dated as of October 13, 2021 (incorporated by reference to Ex. 99.01 to Form 8-K, as filed October 19, 2021)
10.11	AllianceBernstein Change in Control Plan for Executive Officers (incorporated by reference to Exhibit 99.01 to Form 8-K, as filed December 14, 2020).*
10.12	Amendment No. 2 to Seth Bernstein's Employment Agreement (incorporated by reference to Ex. 10.1 to Form 8-K, as filed December 19, 2019).*
10.13
Credit Agreement dated as of November 4, 2019 between AllianceBernstein L.P., as borrower, and Equitable Holdings, Inc., as lender (incorporated by reference to Ex. 10.01 to Form 8-K, as filed November 4, 2019).

10.14	Amendment to Seth Bernstein's Employment Agreement (incorporated by reference to Ex. 10.01 to Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).*
10.15	Kate Burke Award Letter dated as of April 24, 2018 (incorporated by reference to Ex. 10.08 to Form 10-K for the fiscal year ended December 31, 2018, as filed February 13, 2019).*
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

10.18	AB 2017 Long Term Incentive Plan (incorporated by reference to Ex. 10.06 to Form 10-K for the fiscal year ended December 31, 2017, as filed February 13, 2018).*
10.19	Employment Agreement among Seth Bernstein, AB, AB Holding and AllianceBernstein Corporation (incorporated by reference to Ex. 10.3 to Form 8-K, as filed May 1, 2017).*
10.20
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

182	AllianceBernstein

Part IV

Exhibit	Description
10.26
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

21.01	Subsidiaries of AB.
23.01	Consents of PricewaterhouseCoopers LLP.
31.01	Certification of Seth Bernstein furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Kate Burke furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01
Certification of Seth Bernstein furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02
Certification of Kate Burke furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 101).
*	Denotes a compensatory plan or arrangement
Item 16. Form 10-K Summary
None.

2022 Annual Report	183

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AllianceBernstein Holding L.P.

Date: February 10, 2023	By:	/s/ Seth Bernstein
Seth Bernstein
President & Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 10, 2023	/s/ Kate Burke
Kate Burke
Chief Operating Officer & Chief Financial Officer

Date: February 10, 2023	/s/ Bill Siemers
Bill Siemers
Controller & Chief Accounting Officer

184	AllianceBernstein

Directors

/s/ Seth Bernstein	/s/ Joan Lamm-Tennant
Seth Bernstein	Joan Lamm-Tennant
President & Chief Executive Officer	Chair of the Board

/s/ Nella Domenici	/s/ Jeffrey Hurd
Nella Domenici	Jeffrey Hurd
Director	Director

/s/ Daniel Kaye	/s/ Nick Lane
Daniel Kaye	Nick Lane
Director	Director

/s/ Kristi Matus	/s/ Das Narayandas
Kristi Matus	Das Narayandas
Director	Director

/s/ Mark Pearson	/s/ Charles Stonehill
Mark Pearson	Charles Stonehill
Director	Director

/s/ Todd Walthall
Todd Walthall
Director

2022 Annual Report	185

SCHEDULE II
AllianceBernstein L.P.
Valuation and Qualifying Account - Allowance for Doubtful Accounts
For the Three Years Ending December 31, 2022, 2021 and 2020

Description	Balance at Beginning of Period	Credited to Costs and Expenses	Deductions		Balance at End of Period
	(in thousands)
For the year ended December 31, 2022	$328	$—	$96	(a)	$232
For the year ended December 31, 2021	$311	$—	$(17)	(b)	$328
For the year ended December 31, 2020	$309	$100	$98	(c)	$311
(a)Includes accounts written-off as uncollectible of $96.
(b)Includes a net addition to the allowance balance of $28 and accounts written-off as uncollectible of $11.
(c)Includes accounts written-off as uncollectible of $98.

186	AllianceBernstein