Form 10-Q
period 2023-03-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2023-04-26
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2023 was 113,476,219.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Investment in AB	$2,052,965	$2,074,626
Other assets	6	—
Total assets	$2,052,971	$2,074,626

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	1,217	1,623
Total liabilities	1,217	1,623

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,345	1,355
Limited partners: 113,376,219 and 113,701,097 limited partnership units issued and outstanding	2,135,834	2,160,207
AB Holding Units held by AB to fund long-term incentive compensation plans	(37,053)	(37,551)
Accumulated other comprehensive loss	(48,372)	(51,008)
Total partners’ capital	2,051,754	2,073,003
Total liabilities and partners’ capital	$2,052,971	$2,074,626

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Equity in net income attributable to AB Unitholders	$76,382	$94,353
Income taxes	8,945	8,425
Net income	$67,437	$85,928

Net income per unit:
Basic	$0.59	$0.87
Diluted	$0.59	$0.87

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Net income	$67,437	$85,928
Other comprehensive income (loss):
Foreign currency translation adjustments, before tax	2,469	(4,317)
Income tax benefit	22	30
Foreign currency translation adjustments, net of tax	2,491	(4,287)
Changes in employee benefit related items:
Amortization of prior service cost	3	2
Recognized actuarial gain	143	84
Changes in employee benefit related items	146	86
Income tax (expense)	(1)	(3)
Employee benefit related items, net of tax	145	83
Other comprehensive income (loss)	2,636	(4,204)
Comprehensive income	$70,073	$81,724

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Changes in Partners’ Capital
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
General Partner’s Capital
Balance, beginning of period	$1,355	$1,439
Net income	60	87
Cash distributions to Unitholders	(70)	(129)
Balance, end of period	1,345	1,397
Limited Partners’ Capital
Balance, beginning of period	2,160,207	1,696,199
Net income	67,377	85,841
Cash distributions to Unitholders	(79,240)	(127,543)
Retirement of AB Holding Units	(15,956)	(11,707)
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	3,446	27,362
Balance, end of period	2,135,834	1,670,152
AB Holding Units held by AB to fund long-term incentive compensation plans
Balance, beginning of period	(37,551)	(43,309)
Change in AB Holding Units held by AB to fund long-term incentive compensation plans	498	(4,093)
Balance, end of period	(37,053)	(47,402)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(51,008)	(32,705)
Foreign currency translation adjustment, net of tax	2,491	(4,287)
Changes in employee benefit related items, net of tax	145	83
Balance, end of period	(48,372)	(36,909)
Total Partners’ Capital	$2,051,754	$1,587,238

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$67,437	$85,928
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(76,382)	(94,353)
Cash distributions received from AB	87,343	136,714
Changes in assets and liabilities:
(Increase) in other assets	(6)	—
(Decrease) in other liabilities	(406)	(1,146)
Net cash provided by operating activities	77,986	127,143

Cash flows from financing activities:
Cash distributions to Unitholders	(79,310)	(127,672)
Capital contributions from AB	1,324	529
Net cash used in financing activities	(77,986)	(127,143)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
March 31, 2023
(unaudited)

The words “we” and “our” refer collectively to AllianceBernstein Holding L.P. (“AB Holding”) and AllianceBernstein L.P.  and its subsidiaries (“AB”), or to their officers and employees. Similarly, the word “company” refers to both AB Holding and AB. Where the context requires distinguishing between AB Holding and AB, we identify which of them is being discussed. These statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2022.

1.    Business Description, Organization and Basis of Presentation

Business Description

AB Holding’s principal source of income and cash flow is attributable to its investment in AB limited partnership interests. The condensed financial statements and notes of AB Holding should be read in conjunction with the condensed consolidated financial statements and notes of AB included as an exhibit to this quarterly report on Form 10-Q and with AB Holding’s and AB’s audited financial statements included in AB Holding’s Form 10-K for the year ended December 31, 2022.

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

•Actively-managed alternative investments, including hedge funds, fund of funds and direct assets (e.g., direct lending, real estate and private equity);

Index
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

Organization

As of March 31, 2023, EQH owned approximately 3.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB.

As of March 31, 2023, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

EQH and its subsidiaries	60.0%
AB Holding	39.3
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 61.4% economic interest in AB as of March 31, 2023.

Basis of Presentation

The interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed statement of financial condition as of December 31, 2022 was derived from audited financial statements. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under principles generally accepted in the United States of America ("GAAP") and the rules of the SEC.

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

Index

On April 26, 2023, the General Partner declared a distribution of $0.66 per unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2023. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on May 25, 2023 to holders of record at the close of business on May 8, 2023.
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

Repurchases of AB Holding Units for the three months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Total amount of AB Holding Units Purchased/Retained (1)	0.5	0.3
Total Cash Paid for AB Holding Units Purchased/Retained (1)	$18.8	$14.0
Open Market Purchases of AB Holding Units Purchased (1)	—	—
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$—	$—
(1) Purchased on a trade date basis. The difference between open-market purchases and units retained reflects the retention of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. We did not adopt a plan during the first quarter of 2023. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first three months of 2023 and 2022, AB awarded to employees and Eligible Directors 0.3 million and 0.7 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these restricted AB Holding Unit awards.

4.    Net Income per Unit

Basic net income per unit is derived by dividing net income by the basic weighted average number of units outstanding for each period. Diluted net income per unit is derived by adjusting net income for the assumed dilutive effect of compensatory options (“Net income – diluted”) and dividing by the diluted weighted average number of units outstanding for each period.

Index

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per unit amounts)
Net income – basic	$67,437	$85,928
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	—	2
Net income – diluted	$67,437	$85,930

Weighted average units outstanding – basic	113,547	99,202
Dilutive effect of compensatory options	—	3
Weighted average units outstanding – diluted	113,547	99,205

Basic net income per unit	$0.59	$0.87
Diluted net income per unit	$0.59	$0.87

There were no anti-dilutive options excluded from diluted net income in the three months ended March 31, 2023 or 2022.

5. Investment in AB

Changes in AB Holding’s investment in AB during the three-month period ended March 31, 2023 are as follows (in thousands):

Investment in AB as of December 31, 2022	$2,074,626
Equity in net income attributable to AB Unitholders	76,382
Changes in accumulated other comprehensive income	2,636
Cash distributions received from AB	(87,343)
Capital contributions (from) AB	(1,324)
AB Holding Units retired	(15,956)
AB Holding Units issued to fund long-term incentive compensation plans	3,446
Change in AB Holding Units held by AB for long-term incentive compensation plans	498
Investment in AB as of March 31, 2023	$2,052,965

6. Units Outstanding

Changes in AB Holding Units outstanding during the three-month period ended March 31, 2023 are as follows:

Outstanding as of December 31, 2022	113,801,097
Units issued	94,258
Units retired	(419,136)
Outstanding as of March 31, 2023	113,476,219

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

	Three Months Ended March 31,
	2023	2022	% Change
	(in thousands)
Net income attributable to AB Unitholders	$194,151	$260,727	(25.5)%
Multiplied by: weighted average equity ownership interest	39.3%	36.2%
Equity in net income attributable to AB Unitholders	$76,382	$94,353	(19.0)

AB qualifying revenues	$700,215	$744,717	(6.0)
Multiplied by: weighted average equity ownership interest for calculating tax	35.7%	31.4%
Multiplied by: federal tax	3.5%	3.5%
Federal income taxes	8,749	8,186
State income taxes	196	239
Total income taxes	$8,945	$8,425	6.2

Effective tax rate	11.7%	8.9%

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

AB may be involved in various other matters, including regulatory inquiries, administrative proceedings and litigation, some of which may allege significant damages. It is reasonably possible that AB could incur losses pertaining to these other matters, but management cannot currently estimate any such losses. Management, after consultation with legal counsel, currently believes that the outcome of any individual matter that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations, financial condition or liquidity. However, any inquiry,

Index
proceeding or litigation has the element of uncertainty; management cannot determine whether further developments relating to any individual matter that is pending or threatened, or all of them combined, will have a material adverse effect on our results of operations, financial condition or liquidity in any future reporting period.

Index
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

AB Holding’s principal source of income and cash flow is attributable to its investment in AB Units. AB Holding’s interim condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AB included as an exhibit to this Form 10-Q. They also should be read in conjunction with AB’s audited financial statements and notes and MD&A included in AB Holding’s Form 10-K for the year ended December 31, 2022.

Results of Operations

	Three Months Ended March 31,
	2023	2022	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$194,151	$260,727	(25.5)%
Weighted average equity ownership interest	39.3%	36.2%
Equity in net income attributable to AB Unitholders	76,382	94,353	(19.0)
Income taxes	8,945	8,425	6.2
Net income of AB Holding	$67,437	$85,928	(21.5)
Diluted net income per AB Holding Unit	$0.59	$0.87	(32.2)
Distribution per AB Holding Unit(1)	$0.66	$0.90	(26.7)
________________________
(1)Distributions reflect the impact of AB’s non-GAAP adjustments.

AB Holding's net income for the three months ended March 31, 2023 decreased $18.5 million, as compared to the corresponding period in 2022 primarily due to lower net income attributable to AB Unitholders, partially offset by a higher weighted average equity ownership interest.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees, research payments and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding's effective tax rate was 11.7% during the three months ended March 31, 2023, compared to 8.9% during the three months ended March 31, 2022. See Note 7 to the condensed financial statements in Item 1 for the calculation of income tax expense.

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

Index
The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit is as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments, before taxes	$19,318	$11,601
AB income tax (expense) on non-GAAP adjustments	(506)	(1,874)
AB non-GAAP adjustments, after taxes	18,812	9,727
AB Holding’s weighted average equity ownership interest in AB	39.3%	36.2%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$7,401	$3,520

Net income – diluted, GAAP basis	$67,437	$85,930
Impact on AB Holding’s net income of AB non-GAAP adjustments	7,401	3,520
Adjusted net income – diluted	$74,838	$89,450

Diluted net income per AB Holding Unit, GAAP basis	$0.59	$0.87
Impact of AB non-GAAP adjustments	0.07	0.03
Adjusted diluted net income per AB Holding Unit	$0.66	$0.90

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

Capital Resources and Liquidity

During the three months ended March 31, 2023, net cash provided by operating activities was $78.0 million, compared to $127.1 million during the corresponding 2022 period. The decrease primarily resulted from lower cash distributions received from AB of $49.4 million.

During the three months ended March 31, 2023, net cash used in financing activities was $78.0 million, compared to $127.1 million during the corresponding 2022 period. The decrease was primarily due to lower cash distributions to Unitholders of $48.4 million.

Management believes that AB Holding will have the resources it needs to meet its financial obligations as a result of the cash flow AB Holding realizes from its investment in AB.

Commitments and Contingencies

See Note 8 to the condensed financial statements in Item 1.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from

Index
future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2022 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely impact our revenues, financial condition, results of operations and business prospects.

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in AB Holding’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB Holding's Form 10-K for the year ended December 31, 2022.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Each of AB Holding and AB maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported

Index
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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 8 to the condensed financial statements contained in Part I, Item 1.

Item 1A.    Risk Factors

There have been no material changes to the risk factors from those appearing in AB Holding's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Holding Units sold by AB Holding in the period covered by this report that were not registered under the Securities Act.

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 ("Exchange Act"). We did not, however, adopt a plan during the first quarter of 2023. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

AB Holding Units bought by us or one of our affiliates during the first quarter of 2023 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
1/1/23 - 1/31/23(1)	305,803	$34.38	—	—
2/1/23 - 2/28/23(1)	197,497	38.77	—	—
3/1/23 - 3/31/23(1)	17,670	35.31	—	—
Total	520,970	$36.08	—	—

(1)During the first quarter of 2023, AB retained from employees 520,970 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

Index

AB Units bought by us or one of our affiliates during the first quarter of 2023 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
1/1/23 - 1/31/23	—	—	—	—
2/1/23 - 2/28/23	—	—	—	—
3/1/23 - 3/31/23(1)	600	$38.62	—	—
Total	600	$38.62	—	—

(1)During March 2023, AB purchased 600 AB Units in private transactions and retired them.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2023	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Kate Burke
Kate Burke
Chief Operating Officer & Chief Financial Officer

	By:	/s/ Bill Siemers
Bill Siemers
Controller & Chief Accounting Officer