Form 10-Q
period 2023-06-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2023-07-27
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of June 30, 2023 was 113,555,480.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Investment in AB	$2,043,974	$2,074,626
Other assets	213	—
Total assets	$2,044,187	$2,074,626

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	352	1,623
Total liabilities	352	1,623

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,332	1,355
Limited partners: 113,455,480 and 113,701,097 limited partnership units issued and outstanding	2,124,142	2,160,207
AB Holding Units held by AB to fund long-term incentive compensation plans	(35,152)	(37,551)
Accumulated other comprehensive loss	(46,487)	(51,008)
Total partners’ capital	2,043,835	2,073,003
Total liabilities and partners’ capital	$2,044,187	$2,074,626

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Equity in net income attributable to AB Unitholders	$69,121	$75,358	$145,503	$169,711
Income taxes	8,563	7,217	17,508	15,642
Net income	$60,558	$68,141	$127,995	$154,069

Net income per unit:
Basic	$0.53	$0.69	$1.13	$1.56
Diluted	$0.53	$0.69	$1.13	$1.56

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$60,558	$68,141	$127,995	$154,069
Other comprehensive income (loss):
Foreign currency translation adjustments, before tax	1,767	(11,984)	4,236	(16,301)
Income tax benefit	6	230	28	260
Foreign currency translation adjustments, net of tax	1,773	(11,754)	4,264	(16,041)
Changes in employee benefit related items:
Amortization of prior service cost	2	6	5	8
Recognized actuarial gain	111	357	254	441
Changes in employee benefit related items	113	363	259	449
Income tax (expense)	(1)	(4)	(2)	(7)
Employee benefit related items, net of tax	112	359	257	442
Other comprehensive income (loss)	1,885	(11,395)	4,521	(15,599)
Comprehensive income	$62,443	$56,746	$132,516	$138,470

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Changes in Partners’ Capital
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General Partner’s Capital
Balance, beginning of period	$1,345	$1,397	$1,355	$1,439
Net income	52	69	112	156
Cash distributions to Unitholders	(65)	(90)	(135)	(219)
Balance, end of period	1,332	1,376	1,332	1,376
Limited Partners’ Capital
Balance, beginning of period	2,135,834	1,670,152	2,160,207	1,696,199
Net income	60,506	68,072	127,883	153,913
Cash distributions to Unitholders	(74,971)	(89,886)	(154,211)	(217,429)
Retirement of AB Holding Units	(1,468)	(100,600)	(17,424)	(112,307)
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	4,241	4,095	7,687	31,457
Exercise of compensatory options to buy AB Holding Units	—	178	—	178
Balance, end of period	2,124,142	1,552,011	2,124,142	1,552,011
AB Holding Units held by AB to fund long-term incentive compensation plans
Balance, beginning of period	(37,053)	(47,402)	(37,551)	(43,309)
Change in AB Holding Units held by AB to fund long-term incentive compensation plans	1,901	3,856	2,399	(237)
Balance, end of period	(35,152)	(43,546)	(35,152)	(43,546)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(48,372)	(36,909)	(51,008)	(32,705)
Foreign currency translation adjustment, net of tax	1,773	(11,754)	4,264	(16,041)
Changes in employee benefit related items, net of tax	112	359	257	442
Balance, end of period	(46,487)	(48,304)	(46,487)	(48,304)
Total Partners’ Capital	$2,043,835	$1,461,537	$2,043,835	$1,461,537

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$127,995	$154,069
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(145,503)	(169,711)
Cash distributions received from AB	171,308	235,075
Changes in assets and liabilities:
(Increase) in other assets	(213)	—
(Decrease) in other liabilities	(1,271)	(1,412)
Net cash provided by operating activities	152,316	218,021

Cash flows from investing activities:
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	—	(178)
Net cash used in investing activities	—	(178)

Cash flows from financing activities:
Cash distributions to Unitholders	(154,346)	(217,648)
Capital contributions from (to) AB	2,030	(373)
Proceeds from exercise of compensatory options to buy AB Holding Units	—	178
Net cash used in financing activities	(152,316)	(217,843)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
June 30, 2023
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

AB also provides distribution, shareholder servicing, transfer agency services and administrative services to certain of the mutual funds it sponsors.

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

Index
•Portfolios with Purpose, including actively managed, impact-focused and Responsible+ (climate-conscious, ESG leaders, change catalysts) equity, fixed income and multi-asset strategies that address the evolving objectives of our clients to invest their capital with purpose while pursuing strong investment returns;

•Multi-asset solutions and services, including dynamic asset allocation, customized target-date funds and target-risk funds; and

•Passive management, including index, ESG index and enhanced index strategies.

Organization

As of June 30, 2023, EQH owned approximately 3.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB.

As of June 30, 2023, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

EQH and its subsidiaries	59.9%
AB Holding	39.3
Unaffiliated holders	0.8
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 61.4% economic interest in AB as of June 30, 2023.

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

Index

On July 27, 2023, the General Partner declared a distribution of $0.61 per unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2023. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on August 17, 2023 to holders of record at the close of business on August 7, 2023.
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

Repurchases and retention of AB Holding Units for the three and six months ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Total amount of AB Holding Units Purchased/Retained (1)	—	2.3	0.5	2.6
Total Cash Paid for AB Holding Units Purchased/Retained (1)	$—	$92.7	$18.8	$106.7
Open Market Purchases of AB Holding Units Purchased (1)	—	2.3	—	2.3
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$—	$92.7	$—	$92.7
(1) Purchased on a trade date basis. The difference between open-market purchases and units retained reflects the retention of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. We did not adopt a plan during the second quarter of 2023. AB may adopt plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first six months of 2023 and 2022, AB awarded to employees and Eligible Directors 0.4 million and 0.8 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these restricted AB Holding Unit awards.

During the first six months of 2023 and 2022, AB Holding issued zero and 5,774 AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of zero and $0.1 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per unit amounts)
Net income – basic	$60,558	$68,141	$127,995	$154,069
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	—	—	—	2
Net income – diluted	$60,558	$68,141	$127,995	$154,071

Weighted average units outstanding – basic	113,494	98,802	113,520	99,001
Dilutive effect of compensatory options	—	—	—	2
Weighted average units outstanding – diluted	113,494	98,802	113,520	99,003

Basic net income per unit	$0.53	$0.69	$1.13	$1.56
Diluted net income per unit	$0.53	$0.69	$1.13	$1.56

There were no anti-dilutive options excluded from diluted net income in the three and six months ended June 30, 2023 or 2022.

5. Investment in AB

Changes in AB Holding’s investment in AB during the six-month period ended June 30, 2023 are as follows (in thousands):

Investment in AB as of December 31, 2022	$2,074,626
Equity in net income attributable to AB Unitholders	145,503
Changes in accumulated other comprehensive income	4,521
Cash distributions received from AB	(171,308)
Capital contributions (from) AB	(2,030)
AB Holding Units retired	(17,424)
AB Holding Units issued to fund long-term incentive compensation plans	7,687
Change in AB Holding Units held by AB for long-term incentive compensation plans	2,399
Investment in AB as of June 30, 2023	$2,043,974

6. Units Outstanding

Changes in AB Holding Units outstanding during the six-month period ended June 30, 2023 are as follows:

Outstanding as of December 31, 2022	113,801,097
Units issued	216,949
Units retired	(462,566)
Outstanding as of June 30, 2023	113,555,480

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
				(in thousands)
Net income attributable to AB Unitholders	$175,737	$208,769	(15.8)%	$369,888	$469,496	(21.2)%
Multiplied by: weighted average equity ownership interest	39.3%	36.1%		39.3%	36.1%
Equity in net income attributable to AB Unitholders	$69,121	$75,358	(8.3)	$145,503	$169,711	(14.3)

AB qualifying revenues	$670,328	$665,807	0.7	$1,370,543	$1,410,524	(2.8)
Multiplied by: weighted average equity ownership interest for calculating tax	35.7%	30.6%		35.7%	31.0%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	8,371	7,120		17,120	15,306
State income taxes	192	97		388	336
Total income taxes	$8,563	$7,217	18.7	$17,508	$15,642	11.9

Effective tax rate	12.4%	9.6%		12.0%	9.2%

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

On December 14, 2022, four individual participants in the Profit Sharing Plan for Employees of AllianceBernstein L.P., (the "Plan") filed a class action complaint (the “Complaint”) in the U.S. District Court for the Southern District of New York against AB, current and former members of the Compensation and Workplace Practices Committee of the Board, and the Investment and Administrative Committees under the Plan. Plaintiffs, who seek to represent a class of all participants in

Index
the Plan from December 14, 2016 to the present, allege that defendants violated their fiduciary duties and engaged in prohibited transactions under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") by including proprietary collective investment trusts as investment options offered under the Plan. The Complaint seeks unspecified damages, disgorgement and other equitable relief. AB is prepared to defend itself vigorously against these claims. While the ultimate outcome of this matter is currently not determinable given the matter remains in its early stages, we do not believe this litigation will have a material adverse effect on our results of operations, financial condition or liquidity.

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$175,737	$208,769	(15.8)%	$369,888	$469,496	(21.2)%
Weighted average equity ownership interest	39.3%	36.1%		39.3%	36.1%
Equity in net income attributable to AB Unitholders	69,121	75,358	(8.3)	145,503	169,711	(14.3)
Income taxes	8,563	7,217	18.7	17,508	15,642	11.9
Net income of AB Holding	$60,558	$68,141	(11.1)	$127,995	$154,069	(16.9)
Diluted net income per AB Holding Unit	$0.53	$0.69	(23.2)	$1.13	$1.56	(27.6)
Distribution per AB Holding Unit(1)	$0.61	$0.71	(14.1)	$1.27	$1.61	(21.1)
________________________
(1)Distributions reflect the impact of AB’s non-GAAP adjustments.

AB Holding's net income for the three and six months ended June 30, 2023 decreased $7.6 million and $26.1 million, respectively, as compared to the corresponding periods in 2022 primarily due to lower net income attributable to AB Unitholders, partially offset by a higher weighted average equity ownership interest.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees, research payments and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding's effective tax rate was 12.4% during the three months ended June 30, 2023, compared to 9.6% during the three months ended June 30, 2022. AB Holding's effective tax rate was 12.0% during the six months ended June 30, 2023, compared to 9.2% during the six months ended June 30, 2022. See Note 7 to the condensed financial statements in Item 1 for the calculation of income tax expense.

Management Operating Metrics

As supplemental information, AB provides the performance measures “adjusted net revenues,” “adjusted operating income” and “adjusted operating margin,” which are the principal metrics management uses in evaluating and comparing the period-to-period operating performance of AB. Management principally uses these metrics in evaluating performance because they present a clearer picture of AB's operating performance and allow management to see long-term trends without the distortion primarily caused by long-term incentive compensation-related mark-to-market adjustments, acquisition-related expenses, interest expense and other adjustment items. Similarly, management believes that these management operating metrics help investors better understand the underlying trends in AB's results and, accordingly, provide a valuable perspective for investors. Such measures are not based on generally accepted accounting principles (“non-GAAP measures”).

We provide the non-GAAP measures "adjusted net income" and "adjusted diluted net income per unit" because our quarterly distribution per unit is typically our adjusted diluted net income per unit (which is derived from adjusted net income).

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

Index
Holding Unit is not a liquidity measure and should not be used in place of cash flow measures. See AB’s MD&A contained in Exhibit 99.1.

The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments [1]	$21,637	$6,350	$40,954	$17,951
AB income tax (expense) on non-GAAP adjustments	(982)	(1,835)	(1,485)	(3,702)
AB non-GAAP adjustments, after taxes	20,655	4,515	39,469	14,249
AB Holding’s weighted average equity ownership interest in AB	39.3%	36.1%	39.3%	36.1%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$8,124	$1,630	$15,526	$5,148

Net income – diluted, GAAP basis	$60,558	$68,141	$127,995	$154,071
Impact on AB Holding’s net income of AB non-GAAP adjustments	8,124	1,630	15,526	5,148
Adjusted net income – diluted	$68,682	$69,771	$143,521	$159,219

Diluted net income per AB Holding Unit, GAAP basis	$0.53	$0.69	$1.13	$1.56
Impact of AB non-GAAP adjustments	0.08	0.02	0.13	0.05
Adjusted diluted net income per AB Holding Unit	$0.61	$0.71	$1.26	$1.61

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

Capital Resources and Liquidity

During the six months ended June 30, 2023, net cash provided by operating activities was $152.3 million, compared to $218.0 million during the corresponding 2022 period. The decrease primarily resulted from lower cash distributions received from AB of $63.8 million.

During the six months ended June 30, 2023, net cash used in investing activities was zero compared to $178 thousand during the corresponding 2022 period. The activity in the prior year period reflects the investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

During the six months ended June 30, 2023, net cash used in financing activities was $152.3 million, compared to $217.8 million during the corresponding 2022 period. The decrease was primarily due to lower cash distributions to Unitholders of $63.3 million.

1 Includes all AB non-GAAP adjustments to pre-tax income.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Each of AB Holding and AB maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported in a timely manner, and (ii) accumulated and communicated to management, including the Chief Executive Officer ("CEO") and the Interim Chief Financial Officer ("CFO"), to permit timely decisions regarding our disclosure.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 ("Exchange Act"). We did not adopt a plan during the second quarter of 2023. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

AB Holding Units bought by us or one of our affiliates during the second quarter of 2023 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
4/1/23 - 4/30/23	—	$—	—	—
5/1/23 - 5/31/23(1)	321	34.55	—	—
6/1/23 - 6/30/23	—	—	—	—
Total	321	$34.55	—	—

(1)During the second quarter of 2023, AB retained from employees 321 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

Index

AB Units bought by us or one of our affiliates during the second quarter of 2023 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
4/1/23 - 4/30/23(1)	1,625	38.62	—	—
5/1/23 - 5/31/23	—	—	—	—
6/1/23 - 6/30/23 (1)	1,667	$34.70	—	—
Total	3,292	$36.66	—	—

(1)During the second quarter of 2023, AB purchased 3,292 AB Units in private transactions and retired them.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

Pursuant to item 408(a) of Regulation S-K there were no directors or officers that had adopted or terminated a 10b5-1 plan or other trading arrangement during the second quarter of 2023.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2023	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Bill Siemers
Bill Siemers
Interim Chief Financial Officer; Controller and Chief Accounting Officer