Form 10-Q
period 2023-09-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2023-10-26
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of September 30, 2023 was 111,796,873.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Investment in AB	$1,973,046	$2,074,626
Total assets	$1,973,046	$2,074,626

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$552	$1,623
Total liabilities	552	1,623

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,321	1,355
Limited partners: 111,696,873 and 113,701,097 limited partnership units issued and outstanding	2,056,961	2,160,207
AB Holding Units held by AB to fund long-term incentive compensation plans	(33,658)	(37,551)
Accumulated other comprehensive loss	(52,130)	(51,008)
Total partners’ capital	1,972,494	2,073,003
Total liabilities and partners’ capital	$1,973,046	$2,074,626

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Equity in net income attributable to AB Unitholders	$65,761	$63,905	$211,264	$233,616
Income taxes	8,770	7,589	26,278	23,231
Net income	$56,991	$56,316	$184,986	$210,385

Net income per unit:
Basic	$0.50	$0.56	$1.63	$2.11
Diluted	$0.50	$0.56	$1.63	$2.11

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$56,991	$56,316	$184,986	$210,385
Other comprehensive income (loss):
Foreign currency translation adjustments, before tax	(5,816)	(11,574)	(1,580)	(27,875)
Income tax (expense) benefit	(85)	284	(57)	544
Foreign currency translation adjustments, net of tax	(5,901)	(11,290)	(1,637)	(27,331)
Changes in employee benefit related items:
Amortization of prior service cost	5	(4)	10	4
Recognized actuarial gain (loss)	254	(204)	508	237
Changes in employee benefit related items	259	(208)	518	241
Income tax (expense) benefit	(1)	3	(3)	(4)
Employee benefit related items, net of tax	258	(205)	515	237
Other comprehensive income (loss)	(5,643)	(11,495)	(1,122)	(27,094)
Comprehensive income	$51,348	$44,821	$183,864	$183,291

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Changes in Partners’ Capital
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General Partner’s Capital
Balance, beginning of period	$1,332	$1,376	$1,355	$1,439
Net income	51	56	163	212
Cash distributions to Unitholders	(62)	(71)	(197)	(290)
Balance, end of period	1,321	1,361	1,321	1,361
Limited Partners’ Capital
Balance, beginning of period	2,124,142	1,552,011	2,160,207	1,696,199
Net income	56,940	56,260	184,823	210,173
Cash distributions to Unitholders	(69,271)	(71,269)	(223,482)	(288,698)
Retirement of AB Holding Units	(55,168)	(2,487)	(72,592)	(114,794)
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	318	995	8,005	32,452
Issuance of AB Holding Units to fund CarVal acquisition	—	132,839	—	132,839
Exercise of compensatory options to buy AB Holding Units	—	—	—	178
Balance, end of period	2,056,961	1,668,349	2,056,961	1,668,349
AB Holding Units held by AB to fund long-term incentive compensation plans
Balance, beginning of period	(35,152)	(43,546)	(37,551)	(43,309)
Change in AB Holding Units held by AB to fund long-term incentive compensation plans	1,494	3,382	3,893	3,145
Balance, end of period	(33,658)	(40,164)	(33,658)	(40,164)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(46,487)	(48,304)	(51,008)	(32,705)
Foreign currency translation adjustment, net of tax	(5,901)	(11,290)	(1,637)	(27,331)
Changes in employee benefit related items, net of tax	258	(205)	515	237
Balance, end of period	(52,130)	(59,799)	(52,130)	(59,799)
Total Partners’ Capital	$1,972,494	$1,569,747	$1,972,494	$1,569,747

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$184,986	$210,385
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(211,264)	(233,616)
Cash distributions received from AB	248,529	313,438
Changes in assets and liabilities:
(Decrease) in other liabilities	(1,071)	(1,531)
Net cash provided by operating activities	221,180	288,676

Cash flows from investing activities:
Acquisition of business, net cash acquired	—	40,777
Contribution of CarVal to AB	—	(40,777)
Investments in AB with proceeds from exercise of compensatory options to buy AB Holding Units	—	(178)
Net cash used in investing activities	—	(178)

Cash flows from financing activities:
Cash distributions to Unitholders	(223,679)	(288,988)
Capital contributions from AB	2,499	312
Proceeds from exercise of compensatory options to buy AB Holding Units	—	178
Net cash used in financing activities	(221,180)	(288,498)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

Non-cash investing activities:
Fair value of assets acquired (less cash acquired of $40.8 million in 2022)	$—	$1,052,062
Fair value of liabilities assumed	—	300,381
Fair value of redeemable non-controlling interest assumed	—	13,191
Fair value of assets contributed to AB (less cash acquired of $40.8 million in 2022)	—	(1,052,062)
Fair value of liabilities contributed to AB	—	(300,381)
Fair value of redeemable non-controlling interest contributed to AB	—	(13,191)

Non-cash financing activities:
Payables recorded under contingent payment arrangements	—	227,071
Equity consideration issued/to be issued in connection with acquisition	—	552,196
Payables contributed to AB under contingent payment arrangements	—	(227,071)
Equity consideration received/to be received from AB in connection with acquisition	—	(552,196)

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
September 30, 2023
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

Organization

As of September 30, 2023, EQH owned approximately 3.6% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB.

As of September 30, 2023, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

EQH and its subsidiaries	60.3%
AB Holding	39.0
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 61.7% economic interest in AB as of September 30, 2023.

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

Index
for use in its business (such as the payment of taxes) or plus such amounts as the General Partner determines, in its sole discretion, should be released from previously retained cash flow.

On October 26, 2023, the General Partner declared a distribution of $0.65 per unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2023. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on November 22, 2023 to holders of record at the close of business on November 6, 2023.
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

Repurchases and retention of AB Holding Units for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Total amount of AB Holding Units Purchased/Retained (1)	1.8	—	2.3	2.6
Total Cash Paid for AB Holding Units Purchased/Retained (1)	$56.9	$1.0	$75.7	$107.7
Open Market Purchases of AB Holding Units Purchased (1)	1.8	—	1.8	2.3
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$56.9	$—	$56.9	$92.7
(1) Purchased on a trade date basis. The difference between open-market purchases and units retained reflects the retention of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2023 expired at the close of business on October 25, 2023. AB may adopt plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first nine months of 2023 and 2022, AB awarded to employees and Eligible Directors 0.4 million and 0.8 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these restricted AB Holding Unit awards.

During the first nine months of 2023 and 2022, AB Holding issued zero and 5,774 AB Holding Units, respectively, upon exercise of options to buy AB Holding Units. AB Holding used the proceeds of zero and $0.1 million, respectively, received from award recipients as payment in cash for the exercise price to purchase the equivalent number of newly-issued AB Units.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per unit amounts)
Net income – basic	$56,991	$56,316	$184,986	$210,385
Additional allocation of equity in net income attributable to AB resulting from assumed dilutive effect of compensatory options	—	—	—	2
Net income – diluted	$56,991	$56,316	$184,986	$210,387

Weighted average units outstanding – basic	113,185	100,466	113,407	99,494
Dilutive effect of compensatory options	—	—	—	2
Weighted average units outstanding – diluted	113,185	100,466	113,407	99,496

Basic net income per unit	$0.50	$0.56	$1.63	$2.11
Diluted net income per unit	$0.50	$0.56	$1.63	$2.11

There were no anti-dilutive options excluded from diluted net income in the three and nine months ended September 30, 2023 or 2022.

5. Investment in AB

Changes in AB Holding’s investment in AB during the nine-month period ended September 30, 2023 are as follows (in thousands):

Investment in AB as of December 31, 2022	$2,074,626
Equity in net income attributable to AB Unitholders	211,264
Changes in accumulated other comprehensive income	(1,122)
Cash distributions received from AB	(248,529)
Capital contributions (from) AB	(2,499)
AB Holding Units retired	(72,592)
AB Holding Units issued to fund long-term incentive compensation plans	8,005
Change in AB Holding Units held by AB for long-term incentive compensation plans	3,893
Investment in AB as of September 30, 2023	$1,973,046

6. Units Outstanding

Changes in AB Holding Units outstanding during the nine-month period ended September 30, 2023 are as follows:

Outstanding as of December 31, 2022	113,801,097
Units issued	226,691
Units retired	(2,230,915)
Outstanding as of September 30, 2023	111,796,873

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
				(in thousands)
Net income attributable to AB Unitholders	$167,404	$175,180	(4.4)%	$537,292	$644,676	(16.7)%
Multiplied by: weighted average equity ownership interest	39.3%	36.5%		39.3%	36.2%
Equity in net income attributable to AB Unitholders	$65,761	$63,905	2.9	$211,264	$233,616	(9.6)

AB qualifying revenues	$689,323	$678,682	1.6	$2,059,866	$2,089,206	(1.4)
Multiplied by: weighted average equity ownership interest for calculating tax	35.6%	31.3%		35.7%	31.1%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	8,593	7,442		25,713	22,748
State income taxes	177	147		565	483
Total income taxes	$8,770	$7,589	15.6	$26,278	$23,231	13.1

Effective tax rate	13.3%	11.9%		12.4%	9.9%

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$167,404	$175,180	(4.4)%	$537,292	$644,676	(16.7)%
Weighted average equity ownership interest	39.3%	36.5%		39.3%	36.2%
Equity in net income attributable to AB Unitholders	65,761	63,905	2.9	211,264	233,616	(9.6)
Income taxes	8,770	7,589	15.6	26,278	23,231	13.1
Net income of AB Holding	$56,991	$56,316	1.2	$184,986	$210,385	(12.1)
Diluted net income per AB Holding Unit	$0.50	$0.56	(10.7)	$1.63	$2.11	(22.7)
Distribution per AB Holding Unit(1)	$0.65	$0.64	1.6	$1.92	$2.25	(14.7)
________________________
(1)Distributions reflect the impact of AB’s non-GAAP adjustments.

AB Holding's net income for the three months ended September 30, 2023 increased $0.7 million from the three months ended September 30, 2022, primarily due to a higher weighted average equity ownership interest, partially offset by lower net income attributable to AB Unitholders. AB Holding's net income for the nine months ended September 30, 2023 decreased $25.4 million, compared to the nine months ended September 30, 2022, primarily due to lower net income attributable to AB Unitholders, partially offset by a higher weighted average equity ownership interest.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues (primarily U.S. investment advisory fees, research payments and brokerage commissions) by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB Holding's effective tax rate was 13.3% during the three months ended September 30, 2023, compared to 11.9% during the three months ended September 30, 2022. AB Holding's effective tax rate was 12.4% during the nine months ended September 30, 2023, compared to 9.9% during the nine months ended September 30, 2022. See Note 7 to the condensed financial statements in Item 1 for the calculation of income tax expense.

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

Index
and non-GAAP measures in evaluating the company’s financial performance. The non-GAAP measures alone may pose limitations because they do not include all of AB’s revenues and expenses. Further, adjusted diluted net income per AB Holding Unit is not a liquidity measure and should not be used in place of cash flow measures. See AB’s MD&A contained in Exhibit 99.1.

The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments [1]	$46,231	$23,961	$87,185	$41,913
AB income tax (expense) on non-GAAP adjustments	(2,761)	(1,057)	(4,156)	(4,865)
AB non-GAAP adjustments, after taxes	43,470	22,904	83,029	37,048
AB Holding’s weighted average equity ownership interest in AB	39.3%	36.5%	39.3%	36.2%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$17,077	$8,373	$32,647	$13,441

Net income – diluted, GAAP basis	$56,991	$56,316	$184,986	$210,387
Impact on AB Holding’s net income of AB non-GAAP adjustments	17,077	8,373	32,647	13,441
Adjusted net income – diluted	$74,068	$64,689	$217,633	$223,828

Diluted net income per AB Holding Unit, GAAP basis	$0.50	$0.56	$1.63	$2.11
Impact of AB non-GAAP adjustments	0.15	0.08	0.29	0.14
Adjusted diluted net income per AB Holding Unit	$0.65	$0.64	$1.92	$2.25

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

Capital Resources and Liquidity

During the nine months ended September 30, 2023, net cash provided by operating activities was $221.2 million, compared to $288.7 million during the corresponding 2022 period. The decrease primarily resulted from lower cash distributions received from AB of $64.9 million.

During the nine months ended September 30, 2023, net cash used in investing activities was zero compared to $178 thousand during the corresponding 2022 period. The activity in the prior year period reflects the investments in AB with proceeds from exercises of compensatory options to buy AB Holding Units.

1 Includes all AB non-GAAP adjustments to pre-tax income.

Index
During the nine months ended September 30, 2023, net cash used in financing activities was $221.2 million, compared to $288.5 million during the corresponding 2022 period. The decrease was primarily due to lower cash distributions to Unitholders of $65.3 million.

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

Index
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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 ("Exchange Act"). The plan adopted during the third quarter of 2023 expired at the close of business on October 25, 2023. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

AB Holding Units bought by us or one of our affiliates during the third quarter of 2023 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
7/1/23 - 7/31/23(1)	230	$33.62	—	—
8/1/23 - 8/31/23(2)	714,333	30.71	—	—
9/1/23 - 9/30/23(2)	1,099,556	31.82	—	—
Total	1,814,119	$31.39	—	—

(1)During the third quarter of 2023, AB retained from employees 230 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.
(2)During the third quarter of 2023, AB purchased 1,813,889 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

Index

AB Units bought by us or one of our affiliates during the third quarter of 2023 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
7/1/23 - 7/31/23	—	—	—	—
8/1/23 - 8/31/23	—	—	—	—
9/1/23 - 9/30/23(1)	200	$31.70	—	—
Total	200	$31.70	—	—

(1)During the third quarter of 2023, AB purchased 200 AB Units in private transactions and retired them.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

Pursuant to item 408(a) of Regulation S-K there were no directors or officers that had adopted or terminated a 10b5-1 plan or other trading arrangement during the third quarter of 2023.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2023	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Bill Siemers
Bill Siemers
Interim Chief Financial Officer

	By:	/s/ Thomas Simeone
Thomas Simeone
Controller and Chief Accounting Officer