Form 10-Q
period 2024-03-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2024-04-25
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2024 was 115,163,604.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Investment in AB	$2,068,751	$2,077,540
Other assets	10	—
Total assets	$2,068,761	$2,077,540

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$389	$1,295
Total liabilities	389	1,295

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,317	1,327
Limited partners: 115,063,604 and 114,336,091 limited partnership units issued and outstanding	2,151,296	2,147,147
AB Holding Units held by AB to fund long-term incentive compensation plans	(38,038)	(30,185)
Accumulated other comprehensive loss	(46,203)	(42,044)
Total partners’ capital	2,068,372	2,076,245
Total liabilities and partners’ capital	$2,068,761	$2,077,540

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Equity in net income attributable to AB Unitholders	$86,281	$76,382
Income taxes	9,059	8,945
Net income	$77,222	$67,437

Net income per unit:
Basic	$0.67	$0.59
Diluted	$0.67	$0.59

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Net income	$77,222	$67,437
Other comprehensive (loss) income:
Foreign currency translation adjustment, before tax	(4,198)	2,469
Income tax benefit	33	22
Foreign currency translation adjustments, net of tax	(4,165)	2,491
Changes in employee benefit related items:
Amortization of prior service cost	1	3
Recognized actuarial gain	6	143
Changes in employee benefit related items	7	146
Income tax (expense)	(1)	(1)
Employee benefit related items, net of tax	6	145
Other comprehensive (loss) income	(4,159)	2,636
Comprehensive income	$73,063	$70,073

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Changes in Partners’ Capital
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
General Partner’s Capital
Balance, beginning of period	$1,327	$1,355
Net income	67	60
Cash distributions to Unitholders	(77)	(70)
Balance, end of period	1,317	1,345
Limited Partners’ Capital
Balance, beginning of period	2,147,147	2,160,207
Net income	77,155	67,377
Cash distributions to Unitholders	(88,489)	(79,240)
Retirement of AB Holding Units	(531)	(15,956)
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	16,014	3,446
Balance, end of period	2,151,296	2,135,834
AB Holding Units held by AB to fund long-term incentive compensation plans
Balance, beginning of period	(30,185)	(37,551)
Change in AB Holding Units held by AB to fund long-term incentive compensation plans	(7,853)	498
Balance, end of period	(38,038)	(37,053)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(42,044)	(51,008)
Foreign currency translation adjustment, net of tax	(4,165)	2,491
Changes in employee benefit related items, net of tax	6	145
Balance, end of period	(46,203)	(48,372)
Total Partners’ Capital	$2,068,372	$2,051,754

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$77,222	$67,437
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(86,281)	(76,382)
Cash distributions received from AB	97,650	87,343
Changes in assets and liabilities:
(Increase) in other assets	(10)	(6)
(Decrease) in other liabilities	(906)	(406)
Net cash provided by operating activities	87,675	77,986

Cash flows from financing activities:
Cash distributions to Unitholders	(88,566)	(79,310)
Capital contributions from AB	891	1,324
Net cash used in financing activities	(87,675)	(77,986)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
March 31, 2024
(unaudited)

The words “we” and “our” refer collectively to AllianceBernstein Holding L.P. (“AB Holding”) and AllianceBernstein L.P.  and its subsidiaries (“AB”), or to their officers and employees. Similarly, the word “company” refers to both AB Holding and AB. Where the context requires distinguishing between AB Holding and AB, we identify which of them is being discussed. These statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2023.

1.    Business Description, Organization and Basis of Presentation

Business Description

AB Holding’s principal source of income and cash flow is attributable to its investment in AB limited partnership interests. The condensed financial statements and notes of AB Holding should be read in conjunction with the condensed consolidated financial statements and notes of AB included as an exhibit to this quarterly report on Form 10-Q and with AB Holding’s and AB’s audited financial statements included in AB Holding’s Form 10-K for the year ended December 31, 2023.

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

•Bernstein Research Services – servicing institutional investors, such as pension fund, hedge fund and mutual fund managers, seeking high-quality fundamental research, quantitative services and brokerage-related services in equities and listed options.1

AB also provides distribution, shareholder servicing, transfer agency services and administrative services to certain of the mutual funds it sponsors.

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
1 On April 1, 2024 AB and Societe Generale, a leading European bank, completed their previously announced transaction to form a jointly owned equity research provider and cash equity trading partner for institutional investors. For further discussion, see Note 17 Divestiture to AB's condensed consolidated financial statements attached hereto as Exhibit 99.1.

Index

•Actively-managed alternative investments, including fundamental and systematically-driven hedge funds, fund of hedge funds and direct assets (e.g., direct lending, real estate and private equity);

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

Organization

As of March 31, 2024, EQH owned approximately 3.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB.

As of March 31, 2024, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

EQH and its subsidiaries	59.6%
AB Holding	39.7
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 61.0% economic interest in AB as of March 31, 2024.

Basis of Presentation

The interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed statement of financial condition as of December 31, 2023 was derived from audited financial statements. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under principles generally accepted in the United States of America ("GAAP") and the rules of the SEC.

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

Subsequent Events

We have evaluated subsequent events through the date that these financial statements were filed with the SEC. See Note 17 Divestiture to AB's condensed consolidated financial statements attached hereto as Exhibit 99.1.

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

On April 25, 2024, the General Partner declared a distribution of $0.73 per unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2024. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on May 23, 2024 to holders of record at the close of business on May 6, 2024.
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

Repurchases of AB Holding Units for the three months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Total amount of AB Holding Units Purchased (1)	0.1	0.5
Total Cash Paid for AB Holding Units Purchased (1)	$4.3	$18.8
Open Market Purchases of AB Holding Units Purchased (1)	—	—
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$—	$—
(1) Purchased on a trade date basis. The difference between open-market purchases and units retained reflects the retention of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. We did not adopt a plan during the first quarter of 2024. AB may adopt plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first three months of 2024 and 2023, AB awarded to employees and Eligible Directors 0.9 million and 0.3 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these restricted AB Holding Unit awards.

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

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per unit amounts)
Net income – basic	$77,222	$67,437
Net income – diluted	$77,222	$67,437

Weighted average units outstanding – basic	114,704	113,547
Weighted average units outstanding – diluted	114,704	113,547

Basic net income per unit	$0.67	$0.59
Diluted net income per unit	$0.67	$0.59

There were no anti-dilutive options excluded from diluted net income in the three months ended March 31, 2024 or 2023.

5. Investment in AB

Changes in AB Holding’s investment in AB during the three-month period ended March 31, 2024 are as follows (in thousands):

Investment in AB as of December 31, 2023	$2,077,540
Equity in net income attributable to AB Unitholders	86,281
Changes in accumulated other comprehensive income	(4,159)
Cash distributions received from AB	(97,650)
Capital contributions (from) AB	(891)
AB Holding Units retired	(531)
AB Holding Units issued to fund long-term incentive compensation plans	16,014
Change in AB Holding Units held by AB for long-term incentive compensation plans	(7,853)
Investment in AB as of March 31, 2024	$2,068,751

6. Units Outstanding

Changes in AB Holding Units outstanding during the three-month period ended March 31, 2024 are as follows:

Outstanding as of December 31, 2023	114,436,091
Units issued	743,098
Units retired	(15,585)
Outstanding as of March 31, 2024	115,163,604

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

Index

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

	Three Months Ended March 31,
	2024	2023	% Change
	(in thousands)
Net income attributable to AB Unitholders	$217,927	$194,151	12.2%
Multiplied by: weighted average equity ownership interest	39.6%	39.3%
Equity in net income attributable to AB Unitholders	$86,281	$76,382	13.0

AB qualifying revenues	$695,980	$700,215	(0.6)
Multiplied by: weighted average equity ownership interest for calculating tax	36.3%	35.7%
Multiplied by: federal tax	3.5%	3.5%
Federal income taxes	8,836	8,749
State income taxes	223	196
Total income taxes	$9,059	$8,945	1.3%

Effective tax rate	10.5%	11.7%

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

On December 14, 2022, four individual participants in the Profit Sharing Plan for Employees of AllianceBernstein L.P., (the "Plan") filed a class action complaint (the “Complaint”) in the U.S. District Court for the Southern District of New York (the "Court") against AB, current and former members of the Compensation and Workplace Practices Committee of the Board, and the Investment and Administrative Committees under the Plan. Plaintiffs, who seek to represent a class of all participants in the Plan from December 14, 2016 to the present, allege that defendants violated their fiduciary duties and engaged in prohibited transactions under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), by including proprietary collective investment trusts as investment options offered under the Plan. The Complaint seeks unspecified damages, disgorgement and other equitable relief. On March 25, 2024, the Court granted AB's motion to dismiss the Complaint in its entirety. Plaintiffs were given 30 days to file a motion for leave to amend their Complaint or appeal the Court's decision. To date, we have not received notice of any subsequent Court filings made by the Plaintiffs. While the ultimate outcome of this matter is currently not determinable, we do not believe this litigation will have a material adverse effect on our results of operations, financial condition or liquidity.

Index
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

Index
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

AB Holding’s principal source of income and cash flow is attributable to its investment in AB Units. AB Holding’s interim condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AB included as an exhibit to this Form 10-Q. They also should be read in conjunction with AB’s audited financial statements and notes and MD&A included in AB Holding’s Form 10-K for the year ended December 31, 2023.

Results of Operations

	Three Months Ended March 31,
	2024	2023	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$217,927	$194,151	12.2%
Weighted average equity ownership interest	39.6%	39.3%
Equity in net income attributable to AB Unitholders	86,281	76,382	13.0
Income taxes	9,059	8,945	1.3
Net income of AB Holding	$77,222	$67,437	14.5
Diluted net income per AB Holding Unit	$0.67	$0.59	13.6
Distribution per AB Holding Unit(1)	$0.73	$0.66	10.6%
________________________
(1)Distributions reflect the impact of AB’s non-GAAP adjustments.

AB Holding's net income for the three months ended March 31, 2024 increased $9.8 million, compared to the three months ended March 31, 2023, primarily due to higher net income attributable to AB Unitholders.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. Certain AB qualifying revenues are primarily U.S. investment advisory fees, research payments and brokerage commissions. AB Holding's effective tax rate was 10.5% during the three months ended March 31, 2024, compared to 11.7% during the three months ended March 31, 2023. See Note 7 to the condensed financial statements in Item 1 for the calculation of income tax expense.

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

Index
The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit is as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments [2]	$16,087	$19,318
AB income tax (expense) on non-GAAP adjustments	(487)	(506)
AB non-GAAP adjustments, after taxes	15,600	18,812
AB Holding’s weighted average equity ownership interest in AB	39.6%	39.3%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$6,176	$7,401

Net income – diluted, GAAP basis	$77,222	$67,437
Impact on AB Holding’s net income of AB non-GAAP adjustments	6,176	7,401
Adjusted net income – diluted	$83,398	$74,838

Diluted net income per AB Holding Unit, GAAP basis	$0.67	$0.59
Impact of AB non-GAAP adjustments	0.06	0.07
Adjusted diluted net income per AB Holding Unit	$0.73	$0.66

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

Capital Resources and Liquidity

During the three months ended March 31, 2024, net cash provided by operating activities was $87.7 million, compared to $78.0 million during the corresponding 2023 period. The increase primarily resulted from higher cash distributions received from AB of $10.3 million.

During the three months ended March 31, 2024, net cash used in financing activities was $87.7 million, compared to $78.0 million during the corresponding 2023 period. The increase was primarily due to higher cash distributions to Unitholders of $9.3 million.

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

2 Includes all AB non-GAAP adjustments to pre-tax income.

Index
CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2023 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely impact our revenues, financial condition, results of operations and business prospects.

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in AB Holding’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB Holding's Form 10-K for the year ended December 31, 2023.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 8 to the condensed financial statements contained in Part I, Item 1.

Item 1A.    Risk Factors

There have been no material changes to the risk factors from those appearing in AB Holding's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Holding Units sold by AB Holding in the period covered by this report that were not registered under the Securities Act.

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 ("Exchange Act"). We did not adopt a plan during the first quarter of 2024. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

AB Holding Units bought by us or one of our affiliates during the first quarter of 2024 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
1/1/24 - 1/31/24(1)	2,042	$30.74	—	—
2/1/24 - 2/29/24(1)	94,838	33.55	—	—
3/1/24 -3/31/24(1)	33,668	32.72	—	—
Total	130,548	$33.29	—	—

(1)During the first quarter of 2024, AB retained from employees 130,548 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

Index
AB Units bought by us or one of our affiliates during the first quarter of 2024 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
1/1/24 - 1/31/24	—	—	—	—
2/1/24 - 2/29/24	—	—	—	—
3/1/24 - 3/31/24(1)	14,200	$33.30	—	—
Total	14,200	$33.30	—	—

(1)During first quarter of 2024, AB purchased 14,200 AB Units in private transactions and retired them.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

Pursuant to item 408(a) of Regulation S-K there were no directors or officers that had adopted or terminated a 10b5-1 plan or other trading arrangement during the first quarter of 2024.

Index
Item 6.    Exhibits

31.1	Certification of Mr. Bernstein furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ms. Marks furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Mr. Bernstein furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Ms.Marks furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 25, 2024	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Jackie Marks
Jackie Marks
Chief Financial Officer

	By:	/s/ Thomas Simeone
Thomas Simeone
Controller & Chief Accounting Officer