Form 10-Q
period 2024-06-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2024-07-26
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of June 30, 2024 was 114,619,452.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Investment in AB	$2,085,610	$2,077,540
Total assets	$2,085,610	$2,077,540

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$556	$1,295
Total liabilities	556	1,295

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,343	1,327
Limited partners: 114,519,452 and 114,336,091 limited partnership units issued and outstanding	2,162,868	2,147,147
AB Holding Units held by AB to fund long-term incentive compensation plans	(36,646)	(30,185)
Accumulated other comprehensive loss	(42,511)	(42,044)
Total partners’ capital	2,085,054	2,076,245
Total liabilities and partners’ capital	$2,085,610	$2,077,540

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Equity in net income attributable to AB Unitholders	$122,705	$69,121	$208,986	$145,503
Income taxes	9,182	8,563	18,241	17,508
Net income	$113,523	$60,558	$190,745	$127,995

Net income per unit:
Basic	$0.99	$0.53	$1.66	$1.13
Diluted	$0.99	$0.53	$1.66	$1.13

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income	$113,523	$60,558	$190,745	$127,995
Other comprehensive (loss) income:
Foreign currency translation adjustments, before reclassification and tax:	(538)	1,767	(4,736)	4,236
Less: reclassification adjustment for (losses) in net income upon liquidation	(4,039)	—	(4,039)	—
Foreign currency translation adjustment, before tax	3,501	1,767	(697)	4,236
Income tax (expense) benefit	(14)	6	19	28
Foreign currency translation adjustments, net of tax	3,487	1,773	(678)	4,264
Changes in employee benefit related items:
Amortization of prior service cost	4	2	5	5
Recognized actuarial gain	203	111	209	254
Changes in employee benefit related items	207	113	214	259
Income tax (expense)	(2)	(1)	(3)	(2)
Employee benefit related items, net of tax	205	112	211	257
Other comprehensive income (loss)	3,692	1,885	(467)	4,521
Comprehensive income	$117,215	$62,443	$190,278	$132,516

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Changes in Partners’ Capital
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General Partner’s Capital
Balance, beginning of period	$1,317	$1,345	$1,327	$1,355
Net income	99	52	166	112
Cash distributions to Unitholders	(73)	(65)	(150)	(135)
Balance, end of period	1,343	1,332	1,343	1,332
Limited Partners’ Capital
Balance, beginning of period	2,151,296	2,135,834	2,147,147	2,160,207
Net income	113,424	60,506	190,579	127,883
Cash distributions to Unitholders	(84,072)	(74,971)	(172,561)	(154,211)
Retirement of AB Holding Units	(21,883)	(1,468)	(22,414)	(17,424)
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	4,103	4,241	20,117	7,687
Balance, end of period	2,162,868	2,124,142	2,162,868	2,124,142
AB Holding Units held by AB to fund long-term incentive compensation plans
Balance, beginning of period	(38,038)	(37,053)	(30,185)	(37,551)
Change in AB Holding Units held by AB to fund long-term incentive compensation plans	1,392	1,901	(6,461)	2,399
Balance, end of period	(36,646)	(35,152)	(36,646)	(35,152)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(46,203)	(48,372)	(42,044)	(51,008)
Foreign currency translation adjustment, net of tax	3,487	1,773	(678)	4,264
Changes in employee benefit related items, net of tax	205	112	211	257
Balance, end of period	(42,511)	(46,487)	(42,511)	(46,487)
Total Partners’ Capital	$2,085,054	$2,043,835	$2,085,054	$2,043,835

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$190,745	$127,995
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(208,986)	(145,503)
Cash distributions received from AB	190,939	171,308
Changes in assets and liabilities:
(Increase) in other assets	—	(213)
(Decrease) in other liabilities	(739)	(1,271)
Net cash provided by operating activities	171,959	152,316

Cash flows from financing activities:
Cash distributions to Unitholders	(172,711)	(154,346)
Capital contributions from AB	752	2,030
Net cash used in financing activities	(171,959)	(152,316)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
June 30, 2024
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

Business Description (1)

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

AB provides diversified investment management and related services globally to a broad range of clients. Its principal services include:

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

Organization

As of June 30, 2024, EQH owned approximately 3.5% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB.

As of June 30, 2024, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

EQH and its subsidiaries	59.7%
AB Holding	39.6
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 61.1% economic interest in AB as of June 30, 2024.

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

(1) On April 1, 2024 AB and Societe Generale, a leading European bank, completed their transaction to form a jointly owned equity research provider and cash equity trading partner for institutional investors. AB contributed the Bernstein Research Services cash equities business to the joint venture. For further discussion, see Note 17 Divestiture to AB's condensed consolidated financial statements attached hereto as Exhibit 99.1.

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

On July 26, 2024, the General Partner declared a distribution of $0.71 per unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2024. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on August 15, 2024 to holders of record at the close of business on August 5, 2024.
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

Repurchases of AB Holding Units for the three and six months ended June 30, 2024 and 2023 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Total amount of AB Holding Units Purchased (1)	0.9	—	1.0	0.5
Total Cash Paid for AB Holding Units Purchased (1)	$29.0	$—	$33.3	$18.8
Open Market Purchases of AB Holding Units Purchased (1)	0.6	—	0.6	—
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$21.5	$—	$21.5	$—
(1) Purchased on a trade date basis. The difference between open-market purchases and units retained reflects the retention of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the second quarter of 2024 expired at the close of business on July 25, 2024. AB may adopt plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first six months of 2024 and 2023, AB awarded to employees and Eligible Directors 1.2 million and 0.4 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these restricted AB Holding Unit awards.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per unit amounts)
Net income – basic	$113,523	$60,558	$190,745	$127,995
Net income – diluted	$113,523	$60,558	$190,745	$127,995

Weighted average units outstanding – basic	115,034	113,494	114,869	113,520
Weighted average units outstanding – diluted	115,034	113,494	114,869	113,520

Basic net income per unit	$0.99	$0.53	$1.66	$1.13
Diluted net income per unit	$0.99	$0.53	$1.66	$1.13

There were no anti-dilutive options excluded from diluted net income in the three and six months ended June 30, 2024 or 2023.

5. Investment in AB

Changes in AB Holding’s investment in AB during the six-month period ended June 30, 2024 are as follows (in thousands):

Investment in AB as of December 31, 2023	$2,077,540
Equity in net income attributable to AB Unitholders	208,986
Changes in accumulated other comprehensive income	(467)
Cash distributions received from AB	(190,939)
Capital contributions (from) AB	(752)
AB Holding Units retired	(22,414)
AB Holding Units issued to fund long-term incentive compensation plans	20,117
Change in AB Holding Units held by AB for long-term incentive compensation plans	(6,461)
Investment in AB as of June 30, 2024	$2,085,610

6. Units Outstanding

Changes in AB Holding Units outstanding during the six-month period ended June 30, 2024 are as follows:

Outstanding as of December 31, 2023	114,436,091
Units issued	850,482
Units retired	(667,121)
Outstanding as of June 30, 2024	114,619,452

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Net income attributable to AB Unitholders	$309,572	$175,737	76.2%	$527,499	$369,888	42.6%
Multiplied by: weighted average equity ownership interest	39.6%	39.3%		39.6%	39.3%
Equity in net income attributable to AB Unitholders	$122,705	$69,121	77.5	$208,986	$145,503	43.6

AB qualifying revenues	$690,585	$670,328	3.0	$1,386,565	$1,370,543	1.2
Multiplied by: weighted average equity ownership interest for calculating tax	37.1%	35.7%		36.7%	35.7%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	8,968	8,371		17,804	17,120
State income taxes	214	192		437	388
Total income taxes	$9,182	$8,563	7.2%	$18,241	$17,508	4.2%

Effective tax rate	7.5%	12.4%		8.7%	12.0%

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

On December 14, 2022, four individual participants in the Profit Sharing Plan for Employees of AllianceBernstein L.P., (the "Plan") filed a class action complaint (the “Complaint”) in the U.S. District Court for the Southern District of New York against AB, current and former members of the Compensation Committee, and the Investment and Administrative

Index
Committees under the Plan. On February 24, 2023, AB filed a motion to dismiss all claims and on March 25, 2024, the Court granted AB’s motion to dismiss the complaint in its entirety. Plaintiff’s time to amend their complaint or appeal the Court’s decision has now expired and we consider this matter concluded.

AB may be involved in various matters, including regulatory inquiries, administrative proceedings and litigation, some of which may allege significant damages. It is reasonably possible that AB could incur losses pertaining to these other matters, but management cannot currently estimate any such losses, or a range of reasonably possible losses. Management, after consultation with legal counsel, currently believes that the outcome of any individual matter that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations, financial condition or liquidity. However, any inquiry, proceeding or litigation has the element of uncertainty; management cannot determine whether further developments relating to any individual matter that is pending or threatened, or all of them combined, will have a material adverse effect on our results of operations, financial condition or liquidity in any future reporting period.

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$309,572	$175,737	76.2%	$527,499	$369,888	42.6%
Weighted average equity ownership interest	39.6%	39.3%		39.6%	39.3%
Equity in net income attributable to AB Unitholders	122,705	69,121	77.5	208,986	145,503	43.6
Income taxes	9,182	8,563	7.2	18,241	17,508	4.2
Net income of AB Holding	$113,523	$60,558	87.5	$190,745	$127,995	49.0
Diluted net income per AB Holding Unit	$0.99	$0.53	86.8	$1.66	$1.13	46.9
Distribution per AB Holding Unit(1)	$0.71	$0.61	16.4%	$1.44	$1.27	13.4%
________________________
(1)Distributions reflect the impact of AB’s non-GAAP adjustments.

AB Holding's net income for the three and six months ended June 30, 2024 increased $53.0 million and $62.8 million, respectively, as compared to the corresponding periods in 2023 primarily due to higher net income attributable to AB Unitholders.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. Certain AB qualifying revenues are primarily U.S. investment advisory fees, research payments and brokerage commissions. AB Holding's effective tax rate was 7.5% during the three months ended June 30, 2024, compared to 12.4% during the three months ended June 30, 2023. AB Holding's effective tax rate was 8.7% during the six months ended June 30, 2024, compared to 12.0% during the six months ended June 30, 2023. See Note 7 to the condensed financial statements in Item 1 for the calculation of income tax expense.

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

Index
Holding Unit is not a liquidity measure and should not be used in place of cash flow measures. See AB’s MD&A contained in Exhibit 99.1.

The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments [1]	$(86,791)	$21,637	$(70,705)	$40,954
AB income tax benefit (expense) on non-GAAP adjustments	5,471	(982)	5,227	(1,485)
AB non-GAAP adjustments, after taxes	(81,320)	20,655	(65,478)	39,469
AB Holding’s weighted average equity ownership interest in AB	39.6%	39.3%	39.6%	39.3%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$(32,232)	$8,124	$(25,941)	$15,526

Net income – diluted, GAAP basis	$113,523	$60,558	$190,745	$127,995
Impact on AB Holding’s net income of AB non-GAAP adjustments	(32,232)	8,124	(25,941)	15,526
Adjusted net income – diluted	$81,291	$68,682	$164,804	$143,521

Diluted net income per AB Holding Unit, GAAP basis	$0.99	$0.53	$1.66	$1.13
Impact of AB non-GAAP adjustments	(0.28)	0.08	(0.23)	0.13
Adjusted diluted net income per AB Holding Unit	$0.71	$0.61	$1.43	$1.26

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

Capital Resources and Liquidity

During the six months ended June 30, 2024, net cash provided by operating activities was $172.0 million, compared to $152.3 million during the corresponding 2023 period. The increase primarily resulted from higher distributions received from AB of $19.6 million.

During the six months ended June 30, 2024, net cash used in financing activities was $172.0 million, compared to $152.3 million during the corresponding 2023 period. The increase was primarily due to higher cash distributions to Unitholders of $18.4 million.

Management believes that AB Holding will have the resources it needs to meet its financial obligations as a result of the cash flow AB Holding realizes from its investment in AB. AB Holding’s cash inflow is comprised entirely of distributions from AB. These distributions are subsequently distributed (net of taxes paid) in their entirety to AB Holding’s Unitholders. As a result,
1 Includes all AB non-GAAP adjustments to pre-tax income.

Index
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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 ("Exchange Act"). The plan adopted during the second quarter of 2024 expired at the close of business on July 25, 2024. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

AB Holding Units bought by us or one of our affiliates during the second quarter of 2024 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
4/1/24 - 4/30/24(1)	216,309	$34.42	—	—
5/1/24 - 5/31/24(2)	266,931	33.62	—	—
6/1/24 -6/30/24(2)	373,555	33.49	—	—
Total	856,795	$33.77	—	—

(1)During the second quarter of 2024, AB retained from employees 216,309 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.
(2)During the second quarter of 2024, AB purchased 640,486 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

Index
AB Units bought by us or one of our affiliates during the second quarter of 2024 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
4/1/24 - 4/30/24	—	—	—	—
5/1/24 - 5/31/24	—	—	—	—
6/1/24 -6/30/24(1)	4,600	33.56	—	—
Total	4,600	$33.56	—	—

(1)During second quarter of 2024, AB purchased 4,600 AB Units in private transactions and retired them.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

Pursuant to item 408(a) of Regulation S-K there were no directors or officers that had adopted or terminated a 10b5-1 plan or other trading arrangement during the second quarter of 2024.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2024	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Jackie Marks
Jackie Marks
Chief Financial Officer

	By:	/s/ Thomas Simeone
Thomas Simeone
Controller & Chief Accounting Officer