Form 10-Q
period 2024-09-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2024-10-24
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of September 30, 2024 was 113,435,357.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Investment in AB	$2,098,703	$2,077,540
Other assets	147	—
Total assets	$2,098,850	$2,077,540

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$719	$1,295
Total liabilities	719	1,295

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,384	1,327
Limited partners: 113,335,357 and 114,336,091 limited partnership units issued and outstanding	2,165,060	2,147,147
AB Holding Units held by AB to fund long-term incentive compensation plans	(33,390)	(30,185)
Accumulated other comprehensive (loss)	(34,923)	(42,044)
Total partners’ capital	2,098,131	2,076,245
Total liabilities and partners’ capital	$2,098,850	$2,077,540

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Equity in net income attributable to AB Unitholders	$136,374	$65,761	$345,360	$211,264
Income taxes	9,179	8,770	27,420	26,278
Net income	$127,195	$56,991	$317,940	$184,986

Net income per unit:
Basic	$1.12	$0.50	$2.77	$1.63
Diluted	$1.12	$0.50	$2.77	$1.63

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income	$127,195	$56,991	$317,940	$184,986
Other comprehensive income (loss):
Foreign currency translation adjustments, before reclassification and tax:	7,521	(5,816)	2,785	(1,580)
Less: reclassification adjustment for (losses) in net income upon liquidation	—	—	(4,039)	—
Foreign currency translation adjustment, before tax	7,521	(5,816)	6,824	(1,580)
Income tax (expense)	(48)	(85)	(29)	(57)
Foreign currency translation adjustments, net of tax	7,473	(5,901)	6,795	(1,637)
Changes in employee benefit related items:
Amortization of prior service cost	3	5	8	10
Recognized actuarial gain	111	254	320	508
Changes in employee benefit related items	114	259	328	518
Income tax benefit (expense)	1	(1)	(2)	(3)
Employee benefit related items, net of tax	115	258	326	515
Other comprehensive income (loss)	7,588	(5,643)	7,121	(1,122)
Comprehensive income	$134,783	$51,348	$325,061	$183,864

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Changes in Partners’ Capital
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General Partner’s Capital
Balance, beginning of period	$1,343	$1,332	$1,327	$1,355
Net income	112	51	278	163
Cash distributions to Unitholders	(71)	(62)	(221)	(197)
Balance, end of period	1,384	1,321	1,384	1,321
Limited Partners’ Capital
Balance, beginning of period	2,162,868	2,124,142	2,147,147	2,160,207
Net income	127,083	56,940	317,662	184,823
Cash distributions to Unitholders	(81,141)	(69,271)	(253,702)	(223,482)
Retirement of AB Holding Units	(44,063)	(55,168)	(66,477)	(72,592)
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	313	318	20,430	8,005
Balance, end of period	2,165,060	2,056,961	2,165,060	2,056,961
AB Holding Units held by AB to fund long-term incentive compensation plans
Balance, beginning of period	(36,646)	(35,152)	(30,185)	(37,551)
Change in AB Holding Units held by AB to fund long-term incentive compensation plans	3,256	1,494	(3,205)	3,893
Balance, end of period	(33,390)	(33,658)	(33,390)	(33,658)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(42,511)	(46,487)	(42,044)	(51,008)
Foreign currency translation adjustment, net of tax	7,473	(5,901)	6,795	(1,637)
Changes in employee benefit related items, net of tax	115	258	326	515
Balance, end of period	(34,923)	(52,130)	(34,923)	(52,130)
Total Partners’ Capital	$2,098,131	$1,972,494	$2,098,131	$1,972,494

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$317,940	$184,986
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(345,360)	(211,264)
Cash distributions received from AB	281,164	248,529
Changes in assets and liabilities:
(Increase) in other assets	(147)	—
(Decrease) in other liabilities	(576)	(1,071)
Net cash provided by operating activities	253,021	221,180

Cash flows from financing activities:
Cash distributions to Unitholders	(253,923)	(223,679)
Capital contributions from AB	902	2,499
Net cash used in financing activities	(253,021)	(221,180)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
September 30, 2024
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

Index
•Multi-asset services and solutions, including dynamic asset allocation, customized target-date funds and target-risk funds; and

•Passively managed equity and fixed income strategies, including index, ESG index and enhanced index strategies.

Organization

As of September 30, 2024, EQH owned approximately 4.0% of the issued and outstanding units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”). AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB.

As of September 30, 2024, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

EQH and its subsidiaries	60.0%
AB Holding	39.3
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 61.6% economic interest in AB as of September 30, 2024.

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

On October 24, 2024, the General Partner declared a distribution of $0.77 per unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2024. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on November 21, 2024 to holders of record at the close of business on November 4, 2024.
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

Repurchases of AB Holding Units for the three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Total amount of AB Holding Units Purchased (1)	1.1	1.8	2.1	2.3
Total Cash Paid for AB Holding Units Purchased (1)	$38.6	$56.9	$71.7	$75.7
Open Market Purchases of AB Holding Units Purchased (1)	1.1	1.8	1.8	1.8
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$38.6	$56.9	$60.1	$56.9
(1) Purchased on a trade date basis. The difference between open-market purchases and units retained reflects the retention of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2024 expired at the close of business on October 23, 2024. AB may adopt plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first nine months of 2024 and 2023, AB awarded to employees and Eligible Directors 1.2 million and 0.4 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these restricted AB Holding Unit awards.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per unit amounts)
Net income – basic	$127,195	$56,991	$317,940	$184,986
Net income – diluted	$127,195	$56,991	$317,940	$184,986

Weighted average units outstanding – basic	114,042	113,185	114,592	113,407
Weighted average units outstanding – diluted	114,042	113,185	114,592	113,407

Basic net income per unit	$1.12	$0.50	$2.77	$1.63
Diluted net income per unit	$1.12	$0.50	$2.77	$1.63

There were no anti-dilutive options excluded from diluted net income in the three and nine months ended September 30, 2024 or 2023.

5. Investment in AB

Changes in AB Holding’s investment in AB during the nine-month period ended September 30, 2024 are as follows (in thousands):

Investment in AB as of December 31, 2023	$2,077,540
Equity in net income attributable to AB Unitholders	345,360
Changes in accumulated other comprehensive income	7,121
Cash distributions received from AB	(281,164)
Capital contributions (from) AB	(902)
AB Holding Units retired	(66,477)
AB Holding Units issued to fund long-term incentive compensation plans	20,430
Change in AB Holding Units held by AB for long-term incentive compensation plans	(3,205)
Investment in AB as of September 30, 2024	$2,098,703

6. Units Outstanding

Changes in AB Holding Units outstanding during the nine-month period ended September 30, 2024 are as follows:

Outstanding as of December 31, 2023	114,436,091
Units issued	859,586
Units retired	(1,860,320)
Outstanding as of September 30, 2024	113,435,357

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)			(in thousands)
Net income attributable to AB Unitholders	$345,972	$167,404	106.7%	$873,471	$537,292	62.6%
Multiplied by: weighted average equity ownership interest	39.4%	39.3%		39.5%	39.3%
Equity in net income attributable to AB Unitholders	$136,374	$65,761	107.4	$345,360	$211,264	63.5

AB qualifying revenues	$713,242	$689,323	3.5	$2,099,807	$2,059,866	1.9
Multiplied by: weighted average equity ownership interest for calculating tax	35.7%	35.6%		36.4%	35.7%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	8,924	8,593		26,728	25,713
State income taxes	255	177		692	565
Total income taxes	$9,179	$8,770	4.7%	$27,420	$26,278	4.3%

Effective tax rate	6.7%	13.3%		7.9%	12.4%

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

AB may be involved in various matters, including regulatory inquiries, administrative proceedings and litigation, some of which may allege significant damages. It is reasonably possible that we could incur losses pertaining to these other matters, but we cannot currently estimate any such losses, or a range of reasonably possible losses. Management, after consultation

Index
with legal counsel, currently believes that the outcome of any other individual matter that is pending or threatened, or all of them combined, will not have a material adverse effect on our results of operations, financial condition or liquidity. However, any inquiry, proceeding or litigation has an element of uncertainty; management cannot determine whether further developments relating to any other individual matter that is pending or threatened, or all of them combined, will have a material adverse effect on our results of operation, financial condition or liquidity in any future reporting period.

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$345,972	$167,404	106.7%	$873,471	$537,292	62.6%
Weighted average equity ownership interest	39.4%	39.3%		39.5%	39.3%
Equity in net income attributable to AB Unitholders	136,374	65,761	107.4	345,360	211,264	63.5
Income taxes	9,179	8,770	4.7	27,420	26,278	4.3
Net income of AB Holding	$127,195	$56,991	123.2	$317,940	$184,986	71.9
Diluted net income per AB Holding Unit	$1.12	$0.50	124.0	$2.77	$1.63	69.9
Distribution per AB Holding Unit(1)	$0.77	$0.65	18.5%	$2.21	$1.92	15.1%
________________________
(1)Distributions reflect the impact of AB’s non-GAAP adjustments.

AB Holding's net income for the three and nine months ended September 30, 2024 increased $70.2 million and $133.0 million, respectively, as compared to the corresponding periods in 2023 primarily due to higher net income attributable to AB Unitholders.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying certain AB qualifying revenues by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. Certain AB qualifying revenues are primarily U.S. investment advisory fees, research payments and brokerage commissions. AB Holding's effective tax rate was 6.7% during the three months ended September 30, 2024, compared to 13.3% during the three months ended September 30, 2023. AB Holding's effective tax rate was 7.9% during the nine months ended September 30, 2024, compared to 12.4% during the nine months ended September 30, 2023. See Note 7 to the condensed financial statements in Item 1 for the calculation of income tax expense.

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

Index
Holding Unit is not a liquidity measure and should not be used in place of cash flow measures. See AB’s MD&A contained in Exhibit 99.1.

The impact of these adjustments on AB Holding’s net income and diluted net income per AB Holding Unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments [1]	$(104,529)	$46,231	$(175,233)	$87,185
AB income tax benefit (expense) on non-GAAP adjustments	4,282	(2,761)	10,337	(4,156)
AB non-GAAP adjustments, after taxes	(100,247)	43,470	(164,896)	83,029
AB Holding’s weighted average equity ownership interest in AB	39.4%	39.3%	39.5%	39.3%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$(39,515)	$17,077	$(65,198)	$32,647

Net income – diluted, GAAP basis	$127,195	$56,991	$317,940	$184,986
Impact on AB Holding’s net income of AB non-GAAP adjustments	(39,515)	17,077	(65,198)	32,647
Adjusted net income – diluted	$87,680	$74,068	$252,742	$217,633

Diluted net income per AB Holding Unit, GAAP basis	$1.12	$0.50	$2.77	$1.63
Impact of AB non-GAAP adjustments	(0.35)	0.15	(0.56)	0.29
Adjusted diluted net income per AB Holding Unit	$0.77	$0.65	$2.21	$1.92

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

Capital Resources and Liquidity

During the nine months ended September 30, 2024, net cash provided by operating activities was $253.0 million, compared to $221.2 million during the corresponding 2023 period. The increase primarily resulted from higher distributions received from AB of $32.6 million.

During the nine months ended September 30, 2024, net cash used in financing activities was $253.0 million, compared to $221.2 million during the corresponding 2023 period. The increase was primarily due to higher cash distributions to Unitholders of $30.2 million.

Management believes that AB Holding will have the resources it needs to meet its financial obligations as a result of the cash flow AB Holding realizes from its investment in AB. AB Holding’s cash inflow is comprised entirely of distributions from AB. These distributions are subsequently distributed (net of taxes paid) in their entirety to AB Holding’s Unitholders. As a result,
1 Includes all AB non-GAAP adjustments to pre-tax income which includes the gain on divestiture.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 ("Exchange Act"). The plan adopted during the third quarter of 2024 expired at the close of business on October 23, 2024. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

AB Holding Units bought by us or one of our affiliates during the third quarter of 2024 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
7/1/24 - 7/31/24(1)(2)	337,602	$33.94	—	—
8/1/24 - 8/31/24(1)(2)	477,941	33.34	—	—
9/1/24 - 9/30/24(1)(2)	322,550	34.17	—	—
Total	1,138,093	$33.76	—	—

(1)During the third quarter of 2024, AB retained from employees 4,919 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.
(2)During the third quarter of 2024, AB purchased 1,133,174 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.

Index
AB Units bought by us or one of our affiliates during the third quarter of 2024 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
7/1/24 - 7/31/24	—	—	—	—
8/1/24 - 8/31/24	—	—	—	—
9/1/24 - 9/30/24(1)	2,950	34.01	—	—
Total	2,950	$34.01	—	—

(1)During third quarter of 2024, AB purchased 2,950 AB Units in private transactions and retired them.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

Pursuant to item 408(a) of Regulation S-K there were no directors or officers that had adopted or terminated a 10b5-1 plan or other trading arrangement during the third quarter of 2024.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 24, 2024	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Jackie Marks
Jackie Marks
Chief Financial Officer

	By:	/s/ Thomas Simeone
Thomas Simeone
Controller & Chief Accounting Officer