Form 10-Q
period 2025-03-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2025-04-24
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2025 was 110,699,699.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Investment in AB	$1,996,177	$2,034,632
Other assets	952	—
Total assets	$1,997,129	$2,034,632

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$258	$2,770
Total liabilities	258	2,770

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,362	1,401
Limited partners: 110,599,699 and 110,430,329 limited partnership units issued and outstanding	2,058,858	2,095,248
AB Holding Units held by AB to fund long-term incentive compensation plans	(34,696)	(23,363)
Accumulated other comprehensive loss	(28,653)	(41,424)
Total partners’ capital	1,996,871	2,031,862
Total liabilities and partners’ capital	$1,997,129	$2,034,632

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Equity in net income attributable to AB Unitholders	$82,753	$86,281
Income taxes	8,719	9,059
Net income	$74,034	$77,222

Net income per Unit	$0.67	$0.67

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Net income	$74,034	$77,222
Other comprehensive (loss) income:
Foreign currency translation adjustment, before tax	4,001	(4,198)
Income tax benefit	18	33
Foreign currency translation adjustments, net of tax	4,019	(4,165)
Changes in employee benefit related items:
Amortization of prior service cost	229	1
Recognized actuarial gain	—	6
Less: reclassification adjustment for (losses) included in net income upon retirement plan liquidation	(8,578)	—
Changes in employee benefit related items	8,807	7
Income tax (expense)	(55)	(1)
Employee benefit related items, net of tax	8,752	6
Other comprehensive income (loss)	12,771	(4,159)
Comprehensive income	$86,805	$73,063

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Changes in Partners’ Capital
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
General Partner’s Capital
Balance, beginning of period	$1,401	$1,327
Net income	67	67
Cash distributions to Unitholders	(106)	(77)
Balance, end of period	1,362	1,317
Limited Partners’ Capital
Balance, beginning of period	2,095,248	2,147,147
Net income	73,967	77,155
Cash distributions to Unitholders	(116,258)	(88,489)
Retirement of AB Holding Units	(26,270)	(531)
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	32,171	16,014
Balance, end of period	2,058,858	2,151,296
AB Holding Units held by AB to fund long-term incentive compensation plans
Balance, beginning of period	(23,363)	(30,185)
Change in AB Holding Units held by AB to fund long-term incentive compensation plans	(11,333)	(7,853)
Balance, end of period	(34,696)	(38,038)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(41,424)	(42,044)
Foreign currency translation adjustment, net of tax	4,019	(4,165)
Changes in employee benefit related items, net of tax	8,752	6
Balance, end of period	(28,653)	(46,203)
Total Partners’ Capital	$1,996,871	$2,068,372

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$74,034	$77,222
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(82,753)	(86,281)
Cash distributions received from AB	127,438	97,650
Changes in assets and liabilities:
(Increase) in other assets	(952)	(10)
(Decrease) in other liabilities	(2,512)	(906)
Net cash provided by operating activities	115,255	87,675

Cash flows from financing activities:
Cash distributions to Unitholders	(116,364)	(88,566)
Capital contributions from AB	1,109	891
Net cash used in financing activities	(115,255)	(87,675)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
March 31, 2025
(unaudited)

The words “we” and “our” refer collectively to AllianceBernstein Holding L.P. (“AB Holding”) and AllianceBernstein L.P.  and its subsidiaries (“AB”), or to their officers and employees. Similarly, the word “company” refers to both AB Holding and AB. Where the context requires distinguishing between AB Holding and AB, we identify which of them is being discussed. These statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2024.

1.    Business Description, Organization and Basis of Presentation

Business Description

AB Holding’s principal source of income and cash flow is attributable to its investment in AB limited partnership interests. The condensed financial statements and notes of AB Holding should be read in conjunction with the condensed consolidated financial statements and notes of AB included as an exhibit to this quarterly report on Form 10-Q and with AB Holding’s and AB’s audited financial statements included in AB Holding’s Form 10-K for the year ended December 31, 2024.

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

•Private Wealth Management – servicing its private clients, including high-net-worth individuals and families, trusts and estates, charitable foundations, partnerships, private and family corporations, and other entities, by means of separately managed accounts, hedge funds, mutual funds and other investment vehicles.

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

Index

Organization

AllianceBernstein Corporation (an indirect wholly-owned subsidiary of EQH, “General Partner”) is the general partner of both AB Holding and AB. AllianceBernstein Corporation owns 100,000 general partnership units in AB Holding and a 1.0% general partnership interest in AB.

As of March 31, 2025, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

EQH and its subsidiaries	61.8%
AB Holding	37.5
Unaffiliated holders	0.7
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 61.9% economic interest in AB as of March 31, 2025.

Basis of Presentation

The interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed statement of financial condition as of December 31, 2024 was derived from audited financial statements. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under principles generally accepted in the United States of America ("GAAP") and the rules of the SEC.

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

On April 3, 2025, EQH announced the final results of its cash tender offer to purchase up to 46,000,000 AB Holding Units at a price of $38.50, for an aggregate purchase price of up to $1.8 billion, which expired at 5:00 p.m., eastern time, on April 1, 2025. A total of 19,682,946 AB Holding Units, equaling a 17.9% economic interest in AB Holding, were properly tendered for an aggregate cost of approximately $757.8 million. After giving effect to such purchase, EQH now has an approximate 68.5% economic interest in AB.

No other subsequent events were identified that would require disclosure in these financial statements.

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

Index
On April 24, 2025, the General Partner declared a distribution of $0.80 per Unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2025. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on May 22, 2025 to holders of record at the close of business on May 5, 2025.
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

Repurchases of AB Holding Units for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Total amount of AB Holding Units Purchased (1)	0.8	0.1
Total Cash Paid for AB Holding Units Purchased (1)	$30.5	$4.3
Open Market Purchases of AB Holding Units Purchased (1)	0.7	—
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$26.1	$—
(1) Purchased on a trade date basis. The difference between open-market purchases and units retained reflects the retention of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2025 expired at the close of business on April 23, 2025. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first three months of 2025 and 2024, AB awarded to employees and Eligible Directors 1.0 million and 0.9 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these restricted AB Holding Unit awards.

Index
4.    Net Income per Unit

Net income per unit is derived by dividing net income by the weighted average number of units outstanding for each period. Diluted net income per Unit is equivalent to net income per Unit, as there are no outstanding instruments that have a dilutive effect.

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per unit amounts)
Net income	$74,034	$77,222

Weighted average units outstanding	110,611	114,704

Net income per unit	$0.67	$0.67

5. Investment in AB

Changes in AB Holding’s investment in AB during the three-month period ended March 31, 2025 are as follows (in thousands):

Investment in AB as of December 31, 2024	$2,034,632
Equity in net income attributable to AB Unitholders	82,753
Changes in accumulated other comprehensive income	12,771
Cash distributions received from AB	(127,438)
Capital contributions (from) AB	(1,109)
AB Holding Units retired	(26,270)
AB Holding Units issued to fund long-term incentive compensation plans	32,171
Change in AB Holding Units held by AB for long-term incentive compensation plans	(11,333)
Investment in AB as of March 31, 2025	$1,996,177

6. Units Outstanding

Changes in AB Holding Units outstanding during the three-month period ended March 31, 2025 are as follows:

Outstanding as of December 31, 2024	110,530,329
Units issued	868,861
Units retired	(699,491)
Outstanding as of March 31, 2025	110,699,699

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

AB Holding’s federal income tax is computed by multiplying AB qualifying revenues by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB qualifying revenues are primarily U.S. investment advisory fees. AB Holding Units in AB’s consolidated rabbi trust are not considered outstanding for purposes of calculating AB Holding’s ownership interest in AB.

Index

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands)
Net income attributable to AB Unitholders	$220,799	$217,927	1.3%
Multiplied by: weighted average equity ownership interest	37.5%	39.6%
Equity in net income attributable to AB Unitholders	$82,753	$86,281	(4.1)

AB qualifying revenues	$700,770	$695,980	0.7
Multiplied by: weighted average equity ownership interest for calculating tax	34.6%	36.3%
Multiplied by: federal tax	3.5%	3.5%
Federal income taxes	8,486	8,836
State income taxes	233	223
Total income taxes	$8,719	$9,059	(3.8)%

Effective tax rate	10.5%	10.5%

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

Index
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

AB Holding’s principal source of income and cash flow is attributable to its investment in AB Units. AB Holding’s interim condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AB included as an exhibit to this Form 10-Q. They also should be read in conjunction with AB’s audited financial statements and notes and MD&A included in AB Holding’s Form 10-K for the year ended December 31, 2024.

Results of Operations

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$220,799	$217,927	1.3%
Weighted average equity ownership interest	37.5%	39.6%
Equity in net income attributable to AB Unitholders	82,753	86,281	(4.1)
Income taxes	8,719	9,059	(3.8)
Net income of AB Holding	$74,034	$77,222	(4.1)
Net income per AB Holding Unit	$0.67	$0.67	—
Distribution per AB Holding Unit (1)	$0.80	$0.73	9.6%
________________________
(1)Distributions reflect the impact of AB’s non-GAAP adjustments.

AB Holding's net income for the three months ended March 31, 2025 decreased $3.2 million, compared to the three months ended March 31, 2024, primarily due to lower weighted average equity ownership interest in AB, partially offset by higher net income attributable to AB Unitholders.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying AB qualifying revenues by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB qualifying revenues are primarily U.S. investment advisory fees. AB Holding's effective tax rate was 10.5% during the three months ended March 31, 2025 and 2024. See Note 7 to the condensed financial statements in Item 1 for the calculation of income tax expense.

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

We provide the non-GAAP measures "adjusted net income" and "adjusted net income per unit" because our quarterly distribution per unit is typically our adjusted net income per unit (which is derived from adjusted net income).

These non-GAAP measures are provided in addition to, and not as substitutes for, net revenues, operating income and operating margin, and they may not be comparable to non-GAAP measures presented by other companies. Management uses both GAAP and non-GAAP measures in evaluating the company’s financial performance. The non-GAAP measures alone may pose limitations because they do not include all of AB’s revenues and expenses. Further, adjusted net income per AB Holding Unit is not a liquidity measure and should not be used in place of cash flow measures. See AB’s MD&A contained in Exhibit 99.1.

Index
The impact of these adjustments on AB Holding’s net income and net income per AB Holding Unit is as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments (1)	$40,136	$16,087
AB income tax (expense) on non-GAAP adjustments	(2,441)	(487)
AB non-GAAP adjustments, after taxes	37,695	15,600
AB Holding’s weighted average equity ownership interest in AB	37.5%	39.6%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$14,128	$6,176

Net income, GAAP basis	$74,034	$77,222
Impact on AB Holding’s net income of AB non-GAAP adjustments	14,128	6,176
Adjusted net income	$88,162	$83,398

Net income per AB Holding Unit, GAAP basis	$0.67	$0.67
Impact of AB non-GAAP adjustments	0.13	0.06
Adjusted net income per AB Holding Unit	$0.80	$0.73
(1)Includes all AB non-GAAP adjustments to pre-tax income.

The degree to which AB's non-GAAP adjustments impact AB Holding's net income fluctuates based on AB Holding's ownership percentage in AB.

Cash Distributions

AB Holding is required to distribute all of its Available Cash Flow, as defined in the AB Holding Partnership Agreement, to its Unitholders (including the General Partner). Available Cash Flow typically is the adjusted net income per Unit for the quarter multiplied by the number of Units outstanding at the end of the quarter. Management anticipates that Available Cash Flow will continue to be based on adjusted net income per Unit, unless management determines, with concurrence of the Board of Directors, that one or more adjustments made to adjusted net income should not be made with respect to the Available Cash Flow calculation. See Note 2 to the condensed financial statements in Item 1 for a description of Available Cash Flow.

Capital Resources and Liquidity

During the three months ended March 31, 2025, net cash provided by operating activities was $115.3 million, compared to $87.7 million during the corresponding 2024 period. The increase primarily resulted from higher cash distributions received from AB of $29.8 million.

During the three months ended March 31, 2025, net cash used in financing activities was $115.3 million, compared to $87.7 million during the corresponding 2024 period. The increase was primarily due to higher cash distributions to Unitholders of $27.8 million.

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

Index
CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, the impact of tariffs and potential disruptions in international trade on financial markets, product and account performance, asset levels and economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2024 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely impact our revenues, financial condition, results of operations and business prospects.

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of 2025, there have been no material changes in AB Holding’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB Holding's Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the first quarter of 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 8 to the condensed financial statements contained in Part I, Item 1.

Item 1A.    Risk Factors

During the first quarter of 2025, there have been no material changes to the risk factors from those appearing in AB Holding's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Holding Units sold by AB Holding in the period covered by this report that were not registered under the Securities Act.

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 ("Exchange Act"). The plan adopted during the first quarter of 2025 expired at the close of business on April 23, 2025. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

AB Holding Units bought by us or one of our affiliates during the first quarter of 2025 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, Net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
1/1/25 - 1/31/25(1)	27,730	$36.19	—	—
2/1/25 - 2/28/25(1)	334,851	37.13	—	—
3/1/25 -3/31/25(1)	451,255	37.82	—	—
Total	813,836	$37.48	—	—

(1)During the first quarter of 2025, AB retained from employees 114,653 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

Index
AB Units bought by us or one of our affiliates during the first quarter of 2025 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
1/1/25 - 1/31/25	—	—	—	—
2/1/25 - 2/28/25	—	—	—	—
3/1/25 - 3/31/25(1)	4,080	$37.77	—	—
Total	4,080	$37.77	—	—

(1)During first quarter of 2025, AB purchased 4,080 AB Units in private transactions and retired them.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

Pursuant to item 408(a) of Regulation S-K there were no directors or officers that had adopted or terminated a 10b5-1 plan or other trading arrangement during the first quarter of 2025.

Index
Item 6.    Exhibits

10.1	Form of Award Agreement, dated as of December 31, 2024, under Incentive Compensation Award Program, Deferred Cash Compensation Program and AB 2017 Long Term Incentive Plan.*

31.1	Certification of Mr. Bernstein furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Simeone furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Mr. Bernstein furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Mr. Simeone furnished for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101).

* Exhibit 10.1 corrects certain immaterial errors found in Exhibit 10.03 to Form 10-K for the period ended December 31, 2024, as filed on
February 14, 2025, and supersedes the prior exhibit.

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 24, 2025	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Thomas Simeone
Thomas Simeone
Chief Financial Officer

	By:	/s/ Alexis Luckey
Alexis Luckey
Chief Accounting Officer