Form 10-Q
period 2025-06-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2025-07-24
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of June 30, 2025 was 110,537,295.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Investment in AB	$1,980,980	$2,034,632
Other assets	1,092	—
Total assets	$1,982,072	$2,034,632

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$449	$2,770
Total liabilities	449	2,770

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,346	1,401
Limited partners: 110,437,295 and 110,430,329 limited partnership units issued and outstanding	2,034,533	2,095,248
AB Holding Units held by AB to fund long-term incentive compensation plans	(35,382)	(23,363)
Accumulated other comprehensive loss	(18,874)	(41,424)
Total partners’ capital	1,981,623	2,031,862
Total liabilities and partners’ capital	$1,982,072	$2,034,632

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Equity in net income attributable to AB Unitholders	$78,830	$122,705	$161,583	$208,986
Income taxes	8,582	9,182	17,301	18,241
Net income	$70,248	$113,523	$144,282	$190,745

Net income per Unit	$0.64	$0.99	$1.31	$1.66

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income	$70,248	$113,523	$144,282	$190,745
Other comprehensive income (loss):
Foreign currency translation adjustment, before reclassification and tax	9,867	(538)	13,868	(4,736)
Less: reclassification adjustment for (losses) included in net income upon liquidation	—	(4,039)	—	(4,039)
Foreign currency translation adjustments, before tax	9,867	3,501	13,868	(697)
Income tax (expense) benefit	(88)	(14)	(70)	19
Foreign currency translation adjustments, net of tax	9,779	3,487	13,798	(678)
Changes in employee benefit related items:
Amortization of prior service cost	—	4	229	5
Recognized actuarial gain	—	203	—	209
Less: reclassification adjustment for (losses) included in net income upon retirement plan liquidation	—	—	(8,578)	—
Changes in employee benefit related items	—	207	8,807	214
Income tax (expense)	—	(2)	(55)	(3)
Employee benefit related items, net of tax	—	205	8,752	211
Other comprehensive income (loss)	9,779	3,692	22,550	(467)
Comprehensive income	$80,027	$117,215	$166,832	$190,278

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Changes in Partners’ Capital
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General Partner’s Capital
Balance, beginning of period	$1,362	$1,317	$1,401	$1,327
Net income	63	99	130	166
Cash distributions to Unitholders	(79)	(73)	(185)	(150)
Balance, end of period	1,346	1,343	1,346	1,343
Limited Partners’ Capital
Balance, beginning of period	2,058,858	2,151,296	2,095,248	2,147,147
Net income	70,185	113,424	144,152	190,579
Cash distributions to Unitholders	(88,786)	(84,072)	(205,044)	(172,561)
Retirement of AB Holding Units	(13,118)	(21,883)	(39,388)	(22,414)
Issuance of AB Holding Units to fund long-term incentive compensation plan awards	7,394	4,103	39,565	20,117
Balance, end of period	2,034,533	2,162,868	2,034,533	2,162,868
AB Holding Units held by AB to fund long-term incentive compensation plans
Balance, beginning of period	(34,696)	(38,038)	(23,363)	(30,185)
Change in AB Holding Units held by AB to fund long-term incentive compensation plans	(686)	1,392	(12,019)	(6,461)
Balance, end of period	(35,382)	(36,646)	(35,382)	(36,646)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(28,653)	(46,203)	(41,424)	(42,044)
Foreign currency translation adjustment, net of tax	9,779	3,487	13,798	(678)
Changes in employee benefit related items, net of tax	—	205	8,752	211
Balance, end of period	(18,874)	(42,511)	(18,874)	(42,511)
Total Partners’ Capital	$1,981,623	$2,085,054	$1,981,623	$2,085,054

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$144,282	$190,745
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(161,583)	(208,986)
Cash distributions received from AB	224,636	190,939
Changes in assets and liabilities:
(Increase) in other assets	(1,092)	—
(Decrease) in other liabilities	(2,321)	(739)
Net cash provided by operating activities	203,922	171,959

Cash flows from financing activities:
Cash distributions to Unitholders	(205,229)	(172,711)
Capital contributions from AB	1,307	752
Net cash used in financing activities	(203,922)	(171,959)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
June 30, 2025
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

As of June 30, 2025, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

EQH and its subsidiaries	61.9%
AB Holding	37.5
Unaffiliated holders	0.6
100.0%

During the second quarter of 2025, EQH announced the final results of its cash tender offer to purchase up to 46,000,000 AB Holding Units. A total of 19,682,946 AB Holding Units, equaling a 17.9% economic interest in AB Holding, were properly tendered. After giving effect to such purchase, including both the general partnership and limited partnership interest in AB Holding and AB, EQH now has an approximate 68.6% economic interest in AB as of June 30, 2025. See Note 9, Subsequent Event for additional details.

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

Subsequent Events

We have evaluated subsequent events through the date that these financial statements were filed with the SEC. See Note 9, Subsequent Event for further details.

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

On July 24, 2025, the General Partner declared a distribution of $0.76 per Unit, representing a distribution of Available Cash Flow for the three months ended June 30, 2025. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on August 14, 2025 to holders of record at the close of business on August 4, 2025.

Index
3.    Long-term Incentive Compensation Plans

AB has several unfunded, non-qualified long-term incentive compensation plans, under which we grant awards of restricted units representing assignments of beneficial ownership of limited partnership interests in AB Holding (“AB Holding Units”) to employees, generally in the fourth quarter, and to members of the Board of Directors of the General Partner, who are not employed by our company or by any of our affiliates (“Eligible Directors”).

AB Holding Units are maintained in a consolidated rabbi trust either by purchasing AB Holding Units on the open market or by purchasing newly-issued AB Holding Units from AB Holding until delivering them or retiring them. In accordance with the Amended and Restated Agreement of Limited Partnership of AB (“AB Partnership Agreement”), when AB purchases newly-issued AB Holding Units from AB Holding, AB Holding is required to use the proceeds it receives from AB to purchase the equivalent number of newly-issued AB Units, thus increasing its percentage ownership interest in AB. AB Holding Units held in the consolidated rabbi trust are corporate assets in the name of the trust and are available to the general creditors of AB.

Repurchases of AB Holding Units for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Total amount of AB Holding Units Purchased (1)	0.4	0.9	1.2	1.0
Total Cash Paid for AB Holding Units Purchased (1)	$13.2	$29.0	$43.7	$33.3
Open Market Purchases of AB Holding Units Purchased (1)	0.3	0.6	1.0	0.6
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$12.3	$21.5	$38.4	$21.5
(1) Purchased on a trade date basis. The difference between open-market purchases and total amount of units purchased reflects the retention of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. We did not adopt a plan during the second quarter of 2025. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first six months of both 2025 and 2024, AB awarded to employees and Eligible Directors 1.2 million restricted AB Holding Unit awards. AB used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units to fund these restricted AB Holding Unit awards.

Index
4.    Net Income per Unit

Net income per Unit is derived by dividing net income by the weighted average number of units outstanding for each period. Diluted net income per Unit is equivalent to net income per Unit, as there are no outstanding instruments that have a dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per unit amounts)
Net income	$70,248	$113,523	$144,282	$190,745

Weighted average Units outstanding	$110,495	$115,034	110,553	114,869

Net income per Unit	$0.64	$0.99	$1.31	$1.66

5. Investment in AB

Changes in AB Holding’s investment in AB during the six-month period ended June 30, 2025 are as follows (in thousands):

Investment in AB as of December 31, 2024	$2,034,632
Equity in net income attributable to AB Unitholders	161,583
Changes in accumulated other comprehensive income	22,550
Cash distributions received from AB	(224,636)
Capital contributions (from) AB	(1,307)
AB Holding Units retired	(39,388)
AB Holding Units issued to fund long-term incentive compensation plans	39,565
Change in AB Holding Units held by AB to fund long-term incentive compensation plans	(12,019)
Investment in AB as of June 30, 2025	$1,980,980

6. Units Outstanding

Changes in AB Holding Units outstanding during the six-month period ended June 30, 2025 are as follows:

Outstanding as of December 31, 2024	110,530,329
Units issued	1,054,928
Units retired	(1,047,962)
Outstanding as of June 30, 2025	110,537,295

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

Index

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
				(in thousands)
Net income attributable to AB Unitholders	$210,467	$309,572	(32.0)%	$431,266	$527,499	(18.2)%
Multiplied by: weighted average equity ownership interest	37.5%	39.6%		37.5%	39.6%
Equity in net income attributable to AB Unitholders	$78,830	$122,705	(35.8)	$161,583	$208,986	(22.7)

AB qualifying revenues	$711,826	$690,585	3.1	$1,412,596	$1,386,565	1.9
Multiplied by: weighted average equity ownership interest for calculating tax	33.6%	37.1%		34.1%	36.7%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	8,383	8,968		16,869	17,804
State income taxes	199	214		432	437
Total income taxes	$8,582	$9,182	(6.5)%	$17,301	$18,241	(5.2)%

Effective tax rate	10.9%	7.5%		10.7%	8.7%

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

Index
9.    Subsequent Event

EQH Exchange

On December 19, 2024, the company entered into a master exchange agreement with EQH providing for the issuance by AB of up to 10,000,000 units representing assignments of beneficial ownership of limited partnership interests in AB (“AB Units”) to EQH in exchange for an equal number of units representing assignments of beneficial ownership of limited partnership interests in AllianceBernstein Holding L.P. (“AB Holding Units”) owned by EQH. At the time the Exchange Agreement was entered into, AB and EQH exchanged 5,211,194 AB Units for AB Holding Units (thereby reducing the 10,000,000 AB Units available for future exchange to 4,788,806 AB Units), and the acquired AB Holding Units were retired.

On July 10, 2025, AB entered in an amended and restated Exchange Agreement (the “Amended Exchange Agreement”) to increase the AB Units that remain available for exchange from 4,788,806 AB Units to 19,682,946 AB Units. At the time the Amended Exchange Agreement was entered into, AB and EQH exchanged 19,682,946 AB Units for AB Holding Units and the acquired AB Holding Units were retired. Following the exchange, the Amended Exchange Agreement was terminated.

After giving effect to such exchange, EQH continues to have a 68.6% economic interest in AB and the ownership structure of AB, including limited partnership units outstanding as well as the general partner's 1.0% interest, was as follows:

EQH and its subsidiaries	68.5%
AB Holding	30.8
Unaffiliated holders	0.7
100.0%

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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$210,467	$309,572	(32.0)%	$431,266	$527,499	(18.2)%
Weighted average equity ownership interest	37.5%	39.6%		37.5%	39.6%
Equity in net income attributable to AB Unitholders	78,830	122,705	(35.8)	161,583	208,986	(22.7)
Income taxes	8,582	9,182	(6.5)	17,301	18,241	(5.2)
Net income of AB Holding	$70,248	$113,523	(38.1)	$144,282	$190,745	(24.4)
Net income per AB Holding Unit	$0.64	$0.99	(35.4)	$1.31	$1.66	(21.1)
Distribution declared per AB Holding Unit (1)	$0.76	$0.71	7.0	$1.56	$1.44	8.3
________________________
(1)Distributions reflect the impact of AB’s non-GAAP adjustments.

AB Holding's net income for the three and six months ended June 30, 2025 decreased $43.3 million and $46.5 million, respectively, compared to the corresponding periods in 2024, primarily due to lower weighted average equity ownership interest in AB and lower net income attributable to AB Unitholders.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying AB qualifying revenues by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB qualifying revenues are primarily U.S. investment advisory fees. AB Holding's effective tax rate was 10.9% during the three months ended June 30, 2025, compared to 7.5% during the three months ended June 30, 2024. AB Holding's effective tax rate was 10.7% during the six months ended June 30, 2025, compared to 8.7% during the six months ended June 30, 2024. See Note 7 to the condensed financial statements in Item 1 for the calculation of income tax expense.

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

Index
limitations because they do not include all of AB’s revenues and expenses. Further, adjusted net income per AB Holding Unit is not a liquidity measure and should not be used in place of cash flow measures. See AB’s MD&A contained in Exhibit 99.1.

The impact of these adjustments on AB Holding’s net income and net income per AB Holding Unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments (1)	$39,228	$(86,791)	$79,364	$(70,705)
AB income tax (expense) benefit on non-GAAP adjustments	(2,836)	5,471	(5,248)	5,227
AB non-GAAP adjustments, after taxes	36,392	(81,320)	74,116	(65,478)
AB Holding’s weighted average equity ownership interest in AB	37.5%	39.6%	37.5%	39.6%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$13,630	$(32,232)	$27,769	$(25,941)

Net income, GAAP basis	$70,248	$113,523	$144,282	$190,745
Impact on AB Holding’s net income of AB non-GAAP adjustments	13,630	(32,232)	27,769	(25,941)
Adjusted net income	$83,878	$81,291	$172,051	$164,804

Net income per AB Holding Unit, GAAP basis	$0.64	$0.99	$1.31	$1.66
Impact of AB non-GAAP adjustments	0.12	(0.28)	0.25	(0.23)
Adjusted net income per AB Holding Unit	$0.76	$0.71	$1.56	$1.43
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

Capital Resources and Liquidity

During the six months ended June 30, 2025, net cash provided by operating activities was $203.9 million, compared to $172.0 million during the corresponding 2024 period. The increase primarily resulted from higher cash distributions received from AB of $33.7 million.

During the six months ended June 30, 2025, net cash used in financing activities was $203.9 million, compared to $172.0 million during the corresponding 2024 period. The increase was primarily due to higher cash distributions to Unitholders of $32.5 million.

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the second quarter of 2025, there have been no material changes in AB Holding’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB Holding's Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the second quarter of 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 8 to the condensed financial statements contained in Part I, Item 1.

Item 1A.    Risk Factors

During the second quarter of 2025, there have been no material changes to the risk factors from those appearing in AB Holding's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Holding Units sold by AB Holding in the period covered by this report that were not registered under the Securities Act.

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 ("Exchange Act"). We did not adopt a plan during the second quarter of 2025. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units to help fund anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

AB Holding Units bought by us or one of our affiliates during the second quarter of 2025 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, Net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
4/1/25 - 4/30/25(1)	338,900	36.43	—	—
5/1/25 - 5/31/25(2)	22,682	$39.63	—	—
6/1/25 - 6/30/25	—	—	—	—
Total	361,582	$36.63	—	—

(1)During the second quarter of 2025, AB purchased 338,900 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan to help fund anticipated obligations under our incentive compensation award program.
(2)During the second quarter of 2025, AB retained from employees 22,682 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.

Index
AB Units bought by us or one of our affiliates during the second quarter of 2025 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
4/1/25 - 4/30/25	—	—	—	—
5/1/25 - 5/31/25	—	—	—	—
6/1/25 - 6/30/25(1)	30,200	$39.88	—	—
Total	30,200	$39.88	—	—

(1)During second quarter of 2025, AB purchased 30,200 AB Units in private transactions and retired them.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

On May 21, 2025, Mr. Seth Bernstein, Chief Executive Officer of AB adopted a Rule 10b5-1 trading arrangement, as defined in Regulation S-K, Item 408. The Rule 10b5-1 trading arrangement has a plan effective date of August 19, 2025 and plan end date of November 17, 2025 and provides for the sale of up to 31,694 AB Holding Units pursuant to the terms of the plan.

No other directors or officers adopted or terminated a 10b5-1 trading arrangement or non-10b5-1 trading arrangement during the second quarter of 2025.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 24, 2025	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Thomas Simeone
Thomas Simeone
Chief Financial Officer

	By:	/s/ Alexis Luckey
Alexis Luckey
Chief Accounting Officer