Form 10-Q
period 2025-09-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2025-10-23
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of September 30, 2025 was 90,993,251.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Investment in AB	$1,178,765	$2,034,632
Total assets	$1,178,765	$2,034,632

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$1,870	$2,770
Total liabilities	1,870	2,770

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,351	1,401
Limited partners: 90,893,251 and 110,430,329 limited partnership units issued and outstanding	1,224,384	2,095,248
AB Holding Units held by AB for long-term incentive compensation plans	(31,015)	(23,363)
Accumulated other comprehensive loss	(17,825)	(41,424)
Total partners’ capital	1,176,895	2,031,862
Total liabilities and partners’ capital	$1,178,765	$2,034,632

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Equity in net income attributable to AB Unitholders	$81,412	$136,374	$242,995	$345,360
Income taxes	7,661	9,179	24,962	27,420
Net income	$73,751	$127,195	$218,033	$317,940

Net income per Unit	$0.79	$1.12	$2.08	$2.77

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income	$73,751	$127,195	$218,033	$317,940
Other comprehensive income:
Foreign currency translation adjustment, before reclassification and tax	673	7,521	14,541	2,785
Less: reclassification adjustment for (losses) included in net income upon liquidation	—	—	—	(4,039)
Foreign currency translation adjustments, before tax	673	7,521	14,541	6,824
Income tax benefit (expense)	400	(48)	330	(29)
Foreign currency translation adjustments, net of tax	1,073	7,473	14,871	6,795
Changes in employee benefit related items:
Amortization of prior service cost	—	3	229	8
Recognized actuarial (loss) gain	(32)	111	(32)	320
Less: reclassification adjustment for gains (losses) included in net income upon retirement plan liquidation	—	—	(8,578)	—
Changes in employee benefit related items	(32)	114	8,775	328
Income tax benefit (expense)	8	1	(47)	(2)
Employee benefit related items, net of tax	(24)	115	8,728	326
Other comprehensive income	1,049	7,588	23,599	7,121
Comprehensive income	$74,800	$134,783	$241,632	$325,061

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Changes in Partners’ Capital
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General Partner’s Capital
Balance, beginning of period	$1,346	$1,343	$1,401	$1,327
Net income	82	112	212	278
Cash distributions to Unitholders	(77)	(71)	(262)	(221)
Balance, end of period	1,351	1,384	1,351	1,384
Limited Partners’ Capital
Balance, beginning of period	2,034,533	2,162,868	2,095,248	2,147,147
Net income	73,669	127,083	217,821	317,662
Cash distributions to Unitholders	(69,018)	(81,141)	(274,062)	(253,702)
Retirement of AB Holding Units	(3,925)	(44,063)	(43,313)	(66,477)
Issuance of AB Holding Units for long-term incentive compensation plan awards	9,313	313	48,878	20,430
Retirement of AB Holding Units in connection with EQH Amended Exchange Agreement	(820,188)	—	(820,188)	—
Balance, end of period	1,224,384	2,165,060	1,224,384	2,165,060
AB Holding Units held by AB for long-term incentive compensation plans
Balance, beginning of period	(35,382)	(36,646)	(23,363)	(30,185)
Change in AB Holding Units held by AB for long-term incentive compensation plans	4,367	3,256	(7,652)	(3,205)
Balance, end of period	(31,015)	(33,390)	(31,015)	(33,390)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(18,874)	(42,511)	(41,424)	(42,044)
Foreign currency translation adjustment, net of tax	1,073	7,473	14,871	6,795
Changes in employee benefit related items, net of tax	(24)	115	8,728	326
Balance, end of period	(17,825)	(34,923)	(17,825)	(34,923)
Total Partners’ Capital	$1,176,895	$2,098,131	$1,176,895	$2,098,131

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$218,033	$317,940
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(242,995)	(345,360)
Cash distributions received from AB	300,993	281,164
Changes in assets and liabilities:
(Increase) in other assets	—	(147)
(Decrease) in other liabilities	(900)	(576)
Net cash provided by operating activities	275,131	253,021

Cash flows from financing activities:
Cash distributions to Unitholders	(274,324)	(253,923)
Capital contributions (to) from AB	(807)	902
Net cash used in financing activities	(275,131)	(253,021)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

Non-cash financing activities:
Retirement of AB Holding Units in connection with EQH Amended Exchange Agreement	$(820,188)	$—

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
September 30, 2025
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

As of September 30, 2025, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

EQH and its subsidiaries	68.5%
AB Holding	30.8
Unaffiliated holders	0.7
100.0%
EQH Exchange

On July 10, 2025, AB entered into an amended and restated Exchange Agreement (the “Amended Exchange Agreement”) with EQH to increase the AB Units that remain available for exchange from 4,788,806 AB Units to 19,682,946 AB Units. At the time the Amended Exchange Agreement was entered into, AB issued and exchanged 19,682,946 AB Units for an equal number of AB Holding Units held by EQH. The acquired AB Holding Units from the exchange were retired, along with an equal number of AB Units. Following the exchange, the Amended Exchange Agreement was terminated.

After giving effect to such exchange and related retirements, including both the general partnership and limited partnership interest in AB Holding and AB, EQH has an approximate 68.5% economic interest in AB as of September 30, 2025.

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

Subsequent Events

We have evaluated subsequent events through the date that these financial statements were filed with the SEC and did not identify any subsequent events that would require disclosure in these financial statements..

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

Index
On October 23, 2025, the General Partner declared a distribution of $0.86 per Unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2025. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on November 20, 2025 to holders of record at the close of business on November 3, 2025.
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

Repurchases of AB Holding Units for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Total amount of AB Holding Units Purchased (1)	0.1	1.1	1.3	2.1
Total Cash Paid for AB Holding Units Purchased (1)	$4.1	$38.6	$47.8	$71.7
Open Market Purchases of AB Holding Units Purchased (1)	0.1	1.1	1.1	1.8
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$3.9	$38.6	$42.3	$60.1
(1) Purchased on a trade date basis. The difference between open-market purchases and total amount of units purchased reflects the retention of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2025 expired at the close of business on October 22, 2025. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units for anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first nine months of 2025 and 2024, AB awarded to employees and Eligible Directors 1.6 million and 1.2 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units for these restricted AB Holding Unit awards.

Index
4.    Net Income per Unit

Net income per Unit is derived by dividing net income by the weighted average number of units outstanding for each period. Diluted net income per Unit is equivalent to net income per Unit, as there are no outstanding instruments that have a dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per unit amounts)
Net income	$73,751	$127,195	$218,033	$317,940

Weighted average Units outstanding	92,816	114,042	104,575	114,592

Net income per Unit	$0.79	$1.12	$2.08	$2.77

5. Investment in AB

Changes in AB Holding’s investment in AB during the nine-month period ended September 30, 2025 are as follows (in thousands):

Investment in AB as of December 31, 2024	$2,034,632
Equity in net income attributable to AB Unitholders	242,995
Changes in accumulated other comprehensive income	23,599
Cash distributions received from AB	(300,993)
Capital contributions to AB	807
AB Holding Units retired	(43,313)
AB Holding Units issued for long-term incentive compensation plans	48,878
Retirement of AB Holding Units in connection with EQH Amended Exchange Agreement	(820,188)
Change in AB Holding Units held by AB for long-term incentive compensation plans	(7,652)
Investment in AB as of September 30, 2025	$1,178,765

6. Units Outstanding

Changes in AB Holding Units outstanding during the nine-month period ended September 30, 2025 are as follows:

Outstanding as of December 31, 2024	110,530,329
Units issued	1,296,834
Units retired (1)	(20,833,912)
Outstanding as of September 30, 2025	90,993,251

(1) Includes 19,682,946 AB Holding Units retired in connection with the Amended Exchange Agreement entered into with EQH on July 10, 2025.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
				(in thousands)
Net income attributable to AB Unitholders	$259,263	$345,972	(25.1)%	$690,529	$873,471	(20.9)%
Multiplied by: weighted average equity ownership interest	31.4%	39.4%		35.2%	39.5%
Equity in net income attributable to AB Unitholders	$81,412	$136,374	(40.3)	$242,995	$345,360	(29.6)

AB qualifying revenues	$718,822	$713,242	0.8	$2,131,418	$2,099,807	1.5
Multiplied by: weighted average equity ownership interest for calculating tax	29.5%	35.7%		32.6%	36.4%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	7,424	8,924		24,293	26,728
State income taxes	237	255		669	692
Total income taxes	$7,661	$9,179	(16.5)%	$24,962	$27,420	(9.0)%

Effective tax rate	9.4%	6.7%		10.3%	7.9%

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$259,263	$345,972	(25.1)%	$690,529	$873,471	(20.9)%
Weighted average equity ownership interest	31.4%	39.4%		35.2%	39.5%
Equity in net income attributable to AB Unitholders	81,412	136,374	(40.3)	242,995	345,360	(29.6)
Income taxes	7,661	9,179	(16.5)	24,962	27,420	(9.0)
Net income of AB Holding	$73,751	$127,195	(42.0)	$218,033	$317,940	(31.4)
Net income per AB Holding Unit	$0.79	$1.12	(29.5)	$2.08	$2.77	(24.9)
Distribution declared per AB Holding Unit (1)	$0.86	$0.77	11.7	$2.42	$2.21	9.5
________________________
(1)Distributions reflect the impact of AB’s non-GAAP adjustments.

AB Holding's net income for the three and nine months ended September 30, 2025 decreased $53.4 million and $99.9 million, respectively, compared to the corresponding periods in 2024, primarily due to lower weighted average equity ownership interest in AB (as discussed in Note 1 to the condensed financial statements in Item 1) and lower net income attributable to AB Unitholders primarily due to the recognition of a prior period gain of $128.5 million related to a fair value remeasurement of the contingent payment liability associated with AB's acquisition of AB CarVal in 2022 (as discussed in Note 11 to AB's condensed financial statements in Exhibit 99.1).

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying AB qualifying revenues by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB qualifying revenues are primarily U.S. investment advisory fees. AB Holding's effective tax rate was 9.4% during the three months ended September 30, 2025, compared to 6.7% during the three months ended September 30, 2024. AB Holding's effective tax rate was 10.3% during the nine months ended September 30, 2025, compared to 7.9% during the nine months ended September 30, 2024. See Note 7 to the condensed financial statements in Item 1 for the calculation of income tax expense.

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

Index
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

The impact of these adjustments on AB Holding’s net income and net income per AB Holding Unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments (1)	$18,852	$(104,529)	$98,216	$(175,233)
AB income tax (expense) benefit on non-GAAP adjustments	(714)	4,282	(5,891)	10,337
AB non-GAAP adjustments, after taxes	18,138	(100,247)	92,325	(164,896)
AB Holding’s weighted average equity ownership interest in AB	31.4%	39.4%	35.2%	39.5%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$5,695	$(39,515)	$32,488	$(65,198)

Net income, GAAP basis	$73,751	$127,195	$218,033	$317,940
Impact on AB Holding’s net income of AB non-GAAP adjustments	5,695	(39,515)	32,488	(65,198)
Adjusted net income	$79,446	$87,680	$250,521	$252,742

Net income per AB Holding Unit, GAAP basis	$0.79	$1.12	$2.08	$2.77
Impact of AB non-GAAP adjustments	0.07	(0.35)	0.32	(0.56)
Adjusted net income per AB Holding Unit	$0.86	$0.77	$2.40	$2.21
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

Capital Resources and Liquidity

During the nine months ended September 30, 2025, net cash provided by operating activities was $275.1 million, compared to $253.0 million during the corresponding 2024 period. The increase primarily resulted from higher cash distributions received from AB of $19.8 million.

During the nine months ended September 30, 2025, net cash used in financing activities was $275.1 million, compared to $253.0 million during the corresponding 2024 period. The increase was primarily due to higher cash distributions to Unitholders of $20.4 million.

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

Index
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

•The possibility that we will engage in open market purchases of AB Holding Units for anticipated obligations under our incentive compensation award program: The number of AB Holding Units AB may decide to buy in future periods, if any, for incentive compensation awards depends on various factors, some of which are beyond our control, including the fluctuation in the price of an AB Holding Unit (NYSE: AB) and the availability of cash to make these purchases.

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

Index
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the third quarter of 2025, there have been no material changes in AB Holding’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB Holding's Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the third quarter of 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 8 to the condensed financial statements contained in Part I, Item 1.

Item 1A.    Risk Factors

During the third quarter of 2025, there have been no material changes to the risk factors from those appearing in AB Holding's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Holding Units sold by AB Holding in the period covered by this report that were not registered under the Securities Act.

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 ("Exchange Act"). The plan adopted during the third quarter of 2025 expired at the close of business on October 22, 2025. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units for anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

AB Holding Units bought by us or one of our affiliates during the third quarter of 2025 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, Net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
7/1/25 - 7/31/25(1) (2)	19,686,771	$42.01	—	—
8/1/25 - 8/31/25	—	—	—	—
9/1/25 - 9/30/25(3)	103,004	$37.89	—	—
Total	19,789,775	$38.04	—	—

(1)During the third quarter of 2025, AB retained from employees 3,825 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.
(2)Includes 19,682,946 AB Holding Units retired in connection with the Amended Exchange Agreement entered into with EQH on July 10, 2025. As the exchange was undertaken on a unit for unit basis and not for cash consideration, there is no purchase price. The price reflected in the table is related to the unit withholdings reflected in note one above to this table.
(3) During the third quarter of 2025, AB purchased 103,004 AB Holding Units on the open market pursuant to a Rule 10b5-1 plan for anticipated obligations under our incentive compensation award program.

Index
AB Units bought by us or one of our affiliates during the third quarter of 2025 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
7/1/25 - 7/31/25	—	—	—	—
8/1/25 - 8/31/25	—	—	—	—
9/1/25 - 9/30/25(1)	1,100	$39.48	—	—
Total	1,100	$39.48	—	—

(1)During third quarter of 2025, AB purchased 1,100 AB Units in private transactions, and retired them.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

On May 21, 2025, Mr. Seth Bernstein, Chief Executive Officer of AB adopted a Rule 10b5-1 trading arrangement, as defined in Regulation S-K, (the " Plan"), Item 408. The Rule 10b5-1 trading arrangement had a plan effective date of August 19, 2025 and plan end date of November 17, 2025 and provided for the sale of up to 31,694 AB Holding Units pursuant to the terms of the plan.

During the third quarter, a total of 31,694 AB units were sold pursuant to the Plan and the Plan was terminated.

No other directors or officers adopted or terminated a 10b5-1 trading arrangement or non-10b5-1 trading arrangement during the third quarter of 2025.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 23, 2025	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Thomas Simeone
Thomas Simeone
Chief Financial Officer

	By:	/s/ Alexis Luckey
Alexis Luckey
Chief Accounting Officer