Form 10-Q
period 2026-03-31
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2026-05-01
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of March 31, 2026 was 93,403,853.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Investment in AB	$1,261,074	$1,240,042
Other assets	271	—
Total assets	$1,261,345	$1,240,042

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$101	$1,664
Total liabilities	101	1,664

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,351	1,355
Limited partners: 93,303,853 and 92,184,367 limited partnership units issued and outstanding	1,316,715	1,277,569
AB Holding Units held by AB for long-term incentive compensation plans	(37,026)	(22,682)
Accumulated other comprehensive loss	(19,796)	(17,864)
Total partners’ capital	1,261,244	1,238,378
Total liabilities and partners’ capital	$1,261,345	$1,240,042

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025

Equity in net income attributable to AB Unitholders	$92,255	$82,753
Income taxes	7,017	8,719
Net income	$85,238	$74,034

Net income per Unit	$0.92	$0.67

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025

Net income	$85,238	$74,034
Other comprehensive (loss) income:
Foreign currency translation adjustment, before tax	(1,899)	4,001
Income tax (expense) benefit	(33)	18
Foreign currency translation adjustments, net of tax	(1,932)	4,019
Changes in employee benefit related items:
Amortization of prior service cost	—	229
Less: reclassification adjustment for (losses) included in net income upon retirement plan liquidation	—	(8,578)
Changes in employee benefit related items	—	8,807
Income tax (expense)	—	(55)
Employee benefit related items, net of tax	—	8,752
Other comprehensive (loss) income	(1,932)	12,771
Comprehensive income	$83,306	$86,805

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Changes in Partners’ Capital
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
General Partner’s Capital
Balance, beginning of period	$1,355	$1,401
Net income	92	67
Cash distributions to Unitholders	(96)	(106)
Balance, end of period	1,351	1,362
Limited Partners’ Capital
Balance, beginning of period	1,277,569	2,095,248
Net income	85,146	73,967
Cash distributions to Unitholders	(88,916)	(116,258)
Retirement of AB Holding Units	(4,689)	(26,270)
Issuance of AB Holding Units for long-term incentive compensation plan awards	47,605	32,171
Balance, end of period	1,316,715	2,058,858
AB Holding Units held by AB for long-term incentive compensation plans
Balance, beginning of period	(22,682)	(23,363)
Change in AB Holding Units held by AB for long-term incentive compensation plans	(14,344)	(11,333)
Balance, end of period	(37,026)	(34,696)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(17,864)	(41,424)
Foreign currency translation adjustment, net of tax	(1,932)	4,019
Changes in employee benefit related items, net of tax	—	8,752
Balance, end of period	(19,796)	(28,653)
Total Partners’ Capital	$1,261,244	$1,996,871

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$85,238	$74,034
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(92,255)	(82,753)
Cash distributions received from AB	97,370	127,438
Changes in assets and liabilities:
(Increase) in other assets	(271)	(952)
(Decrease) in other liabilities	(1,563)	(2,512)
Net cash provided by operating activities	88,519	115,255

Cash flows from financing activities:
Cash distributions to Unitholders	(89,012)	(116,364)
Capital contributions from AB	493	1,109
Net cash used in financing activities	(88,519)	(115,255)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
March 31, 2026
(unaudited)

The words “we” and “our” refer collectively to AllianceBernstein Holding L.P. (“AB Holding”) and AllianceBernstein L.P.  and its subsidiaries (“AB”), or to their officers and employees. Similarly, the word “company” refers to both AB Holding and AB. Where the context requires distinguishing between AB Holding and AB, we identify which of them is being discussed. These statements should be read in conjunction with the audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2025.

1.    Business Description, Organization and Basis of Presentation

Business Description

AB Holding’s principal source of income and cash flow is attributable to its investment in AB limited partnership interests. The condensed financial statements and notes of AB Holding should be read in conjunction with the condensed consolidated financial statements and notes of AB included as an exhibit to this quarterly report on Form 10-Q and with AB Holding’s and AB’s audited financial statements included in AB Holding’s Form 10-K for the year ended December 31, 2025.

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
AB’s high-quality, in-depth research is the foundation of our asset management and private wealth management businesses. AB’s research disciplines include economic, equity, fixed income and quantitative research. In addition, AB has expertise in multi-asset strategies, wealth management, environmental, social and corporate governance ("ESG"), and alternative investments.
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

Index
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

As of March 31, 2026, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

EQH and its subsidiaries	68.0%
AB Holding	31.4
Unaffiliated holders	0.6
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 68.0% economic interest in AB as of March 31, 2026.

Basis of Presentation

The interim condensed financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the interim results, have been made. The preparation of the condensed financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the interim reporting periods. Actual results could differ from those estimates. The condensed statement of financial condition as of December 31, 2025 was derived from audited financial statements. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under principles generally accepted in the United States of America ("GAAP") and the rules of the SEC.

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

On April 28, 2026, the General Partner declared a distribution of $0.83 per Unit, representing a distribution of Available Cash Flow for the three months ended March 31, 2026. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on May 21, 2026 to holders of record at the close of business on May 8, 2026.
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

Repurchases of AB Holding Units for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Total amount of AB Holding Units Purchased/Retained (1)	0.2	0.8
Total Cash Paid for AB Holding Units Purchased/Retained (1)	$8.8	$30.5
Open Market Purchases of AB Holding Units Purchased (1)	0.1	0.7
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$4.7	$26.1
(1) Purchased on a trade date basis. The difference between open-market purchases and units retained reflects the retention of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the first quarter of 2026 expired at the close of business on April 27, 2026. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units for anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first three months of 2026 and 2025, AB awarded to employees and Eligible Directors 1.4 million and 1.0 million restricted AB Holding Unit awards, respectively. AB used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units for these restricted AB Holding Unit awards.

Index
4.    Net Income per Unit

Net income per Unit is derived by dividing net income by the weighted average number of Units outstanding for each period. Diluted net income per Unit is equivalent to net income per Unit, as there are no outstanding instruments that have a dilutive effect.

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per unit amounts)
Net income	$85,238	$74,034

Weighted average units outstanding	92,505	110,611

Net income per Unit	$0.92	$0.67

5. Investment in AB

Changes in AB Holding’s investment in AB during the three-month period ended March 31, 2026 are as follows (in thousands):

Investment in AB as of December 31, 2025	$1,240,042
Equity in net income attributable to AB Unitholders	92,255
Changes in accumulated other comprehensive income	(1,932)
Cash distributions received from AB	(97,370)
Capital contributions (from) AB	(493)
AB Holding Units (retired)	(4,689)
AB Holding Units issued for long-term incentive compensation plans	47,605
Change in AB Holding Units held by AB for long-term incentive compensation plans	(14,344)
Investment in AB as of March 31, 2026	$1,261,074

6. Units Outstanding

Changes in AB Holding Units outstanding during the three-month period ended March 31, 2026 are as follows:

Outstanding as of December 31, 2025	92,284,367
Units issued	1,246,679
Units retired	(127,193)
Outstanding as of March 31, 2026	93,403,853

7.    Income Taxes

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

Index

	Three Months Ended March 31,
	2026	2025	% Change
	(in thousands)
Net income attributable to AB Unitholders	$295,485	$220,799	33.8%
Multiplied by: weighted average equity ownership interest	31.2%	37.5%
Equity in net income attributable to AB Unitholders	$92,255	$82,753	11.5

AB qualifying revenues	$772,530	$700,770	10.2
Multiplied by: weighted average equity ownership interest for calculating tax	25.4%	34.6%
Multiplied by: federal tax	3.5%	3.5%
Federal income taxes	6,867	8,486
State income taxes	150	233
Total income taxes	$7,017	$8,719	(19.5%)

Effective tax rate	7.6%	10.5%

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

Index
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

AB Holding’s principal source of income and cash flow is attributable to its investment in AB Units. AB Holding’s interim condensed financial statements and notes and management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with those of AB included as an exhibit to this Form 10-Q. They also should be read in conjunction with AB’s audited financial statements and notes and MD&A included in AB Holding’s Form 10-K for the year ended December 31, 2025.

Results of Operations

	Three Months Ended March 31,
	2026	2025	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$295,485	$220,799	33.8%
Weighted average equity ownership interest	31.2%	37.5%
Equity in net income attributable to AB Unitholders	92,255	82,753	11.5
Income taxes	7,017	8,719	(19.5)
Net income of AB Holding	$85,238	$74,034	15.1
Net income per AB Holding Unit	$0.92	$0.67	37.3
Distribution per AB Holding Unit (1)	$0.83	$0.80	3.7%
________________________
(1)Distributions reflect the impact of AB’s non-GAAP adjustments.

AB Holding's net income for the three months ended March 31, 2026 increased $11.2 million, compared to the three months ended March 31, 2025, primarily due to higher net income attributable to AB Unitholders, partially offset by lower weighted average equity ownership interest in AB.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying AB qualifying revenues by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB qualifying revenues are primarily U.S. investment advisory fees. AB Holding's effective tax rate was 7.6% during the three months ended March 31, 2026 and 10.5% during the three months ended March 31, 2025. See Note 7 to the condensed financial statements in Item 1 for the calculation of income tax expense.

Management Operating Metrics

As supplemental information, AB provides the performance measures “adjusted net revenues,” “adjusted operating income” and “adjusted operating margin,” which are additional operating metrics management uses in evaluating and comparing the period-to-period operating performance of AB. Management uses these additional metrics in evaluating performance because they present a clearer picture of AB's operating performance and allow management to see long-term trends without the distortion primarily caused by long-term incentive compensation-related mark-to-market adjustments, acquisition-related expenses, interest expense and other adjustment items. Similarly, management believes that these management operating metrics help investors better understand the underlying trends in AB's results and, accordingly, provide a valuable perspective for investors. Such measures are not based on generally accepted accounting principles (“non-GAAP measures”).

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

Index
The impact of these adjustments on AB Holding’s net income and net income per AB Holding Unit is as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments (1)	$(29,676)	$40,136
AB income tax benefit (expense) on non-GAAP adjustments	2,381	(2,441)
AB non-GAAP adjustments, after taxes	(27,295)	37,695
AB Holding’s weighted average equity ownership interest in AB	31.2%	37.5%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$(8,522)	$14,128

Net income, GAAP basis	$85,238	$74,034
Impact on AB Holding’s net income of AB non-GAAP adjustments	(8,522)	14,128
Adjusted net income	$76,716	$88,162

Net income per AB Holding Unit, GAAP basis	$0.92	$0.67
Impact of AB non-GAAP adjustments	(0.09)	0.13
Adjusted net income per AB Holding Unit	$0.83	$0.80
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

Capital Resources and Liquidity

During the three months ended March 31, 2026, net cash provided by operating activities was $88.5 million, compared to $115.3 million during the corresponding 2025 period. The decrease primarily resulted from lower cash distributions received from AB of $30.1 million.

During the three months ended March 31, 2026, net cash used in financing activities was $88.5 million, compared to $115.3 million during the corresponding 2025 period. The decrease was primarily due to lower cash distributions to Unitholders of $27.4 million.

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

Index
CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

Certain statements provided by management in this report and in the portion of AB’s Form 10-Q attached hereto as Exhibit 99.1 are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The most significant of these factors include, but are not limited to, the following: the performance of financial markets, the investment performance of sponsored investment products and separately managed accounts, general economic conditions, the impact of tariffs and potential disruptions in international trade on financial markets, product and account performance, asset levels and economic conditions, industry trends, future acquisitions, integration of acquired companies, competitive conditions and government regulations, including changes in tax regulations and rates and the manner in which the earnings of publicly-traded partnerships are taxed. We caution readers to carefully consider such factors. Further, these forward-looking statements speak only as of the date on which such statements are made; we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. For further information regarding these forward-looking statements and the factors that could cause actual results to differ, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2025 and Part II, Item 1A in this Form 10-Q. Any or all of the forward-looking statements that we make in our Form 10-K, this Form 10-Q, other documents we file with or furnish to the SEC, and any other public statements we issue, may turn out to be wrong. It is important to remember that other factors besides those listed in “Risk Factors” and those listed below could also adversely impact our revenues, financial condition, results of operations and business prospects.

The forward-looking statements referred to in the preceding paragraph, most of which directly affect AB and may also affect AB Holding because AB Holding’s principal source of income and cash flow is attributable to its investment in AB, include statements regarding:

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

•The outcome of litigation: Litigation is inherently unpredictable and excessive damage awards do occur. Though we have stated that we do not expect any pending legal proceedings to have a material adverse effect on our results of operations, financial condition or liquidity, any settlement or judgment with respect to a legal proceeding could be significant and could have such an effect.

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

Index
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of 2026, there have been no material changes in AB Holding’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB Holding's Form 10-K for the year ended December 31, 2025.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

AB Holding and AB maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our reports under the Exchange Act is (i) recorded, processed, summarized and reported in a timely manner, and (ii) accumulated and communicated to management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), to permit timely decisions regarding our disclosure.

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

Changes in Internal Control over Financial Reporting

In January 2026, the Company completed the implementation of a new accounting and financial reporting software system (the "software system"). As part of this implementation, the Company updated its internal controls over financial reporting to address changes in business processes resulting from the new software system. There were no other changes in our internal control over financial reporting that occurred during the first quarter of 2026, that have materially affected, or are reasonably likely to have materially affected, our internal control over financial reporting.

Index
Part II

OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 8 to the condensed financial statements contained in Part I, Item 1.

Item 1A.    Risk Factors

During the first quarter of 2026, there have been no material changes to the risk factors from those appearing in AB Holding's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Holding Units sold by AB Holding in the period covered by this report that were not registered under the Securities Act.

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 ("Exchange Act"). The plan adopted during the first quarter of 2026 expired at the close of business on April 27, 2026. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units for anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part 1, Item 1.

AB Holding Units bought by us or one of our affiliates during the first quarter of 2026 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, Net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
1/1/26 - 1/31/26	—	$—	—	—
2/1/26 - 2/28/26(1)(2)	67,781	42.25	—	—
3/1/26 -3/31/26(1)(2)	158,899	37.63	—	—
Total	226,680	$39.01	—	—

(1)During the first quarter of 2026, AB retained from employees 100,652 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.
(2)During the first quarter of 2026, AB purchased 126,028 AB Holding Units on the open market pursuant to a Rule
10b5-1 plan for anticipated obligations under our incentive compensation award program.

Index
AB Units bought by us or one of our affiliates during the first quarter of 2026 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
1/1/26 - 1/31/26	—	—	—	—
2/1/26 - 2/28/26	—	—	—	—
3/1/26 - 3/31/26(1)	1,500	$38.90	—	—
Total	1,500	$38.90	—	—

(1)During first quarter of 2026, AB purchased 1,500 AB Units in private transactions and retired them.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

On November 12, 2025, Mr. Seth Bernstein, Chief Executive Officer of AB adopted a Rule 10b5-1 trading arrangement, as defined in Regulation S-K, (the " Plan"), Item 408. The Rule 10b5-1 trading arrangement allowed trading to commence upon conclusion of the requisite cooling-off period and had a plan end date October 27, 2026 and provided for the sale of up to 26,840 AB Holding Units pursuant to the terms of the plan.

During the first quarter of 2026, a total of 26,840 AB Units were sold pursuant to the Plan and the Plan was terminated.

No other directors or officers adopted or terminated a 10b5-1 trading arrangement or non-10b5-1 trading arrangement during the first quarter of 2026.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2026	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Thomas Simeone
Thomas Simeone
Chief Financial Officer

	By:	/s/ Alexis Luckey
Alexis Luckey
Chief Accounting Officer