Form 10-Q
period 2026-09-30
ALLIANCEBERNSTEIN HOLDING L.P.
filed 2026-10-29
CIK 825313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
The number of units representing assignments of beneficial ownership of limited partnership interests outstanding as of September 30, 2026 was 91,931,441.*
*includes 100,000 units of general partnership interest having economic interests equivalent to the economic interests of the units representing assignments of beneficial ownership of limited partnership interests.

ALLIANCEBERNSTEIN HOLDING L.P.

Index
Part I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Financial Condition
(in thousands, except unit amounts)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Investment in AB	$1,206,318	$1,240,042
Other assets	714	—
Total assets	$1,207,032	$1,240,042

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Other liabilities	$573	$1,664
Total liabilities	573	1,664

Commitments and contingencies (See Note 8)

Partners’ capital:
General Partner: 100,000 general partnership units issued and outstanding	1,342	1,355
Limited partners: 91,831,441 and 92,184,367 limited partnership units issued and outstanding	1,254,907	1,277,569
AB Holding Units held by AB for long-term incentive compensation plans	(30,651)	(22,682)
Accumulated other comprehensive loss	(19,139)	(17,864)
Total partners’ capital	1,206,459	1,238,378
Total liabilities and partners’ capital	$1,207,032	$1,240,042

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Income
(in thousands, except per unit amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Equity in net income attributable to AB Unitholders	$80,091	$81,412	$252,343	$242,995
Income taxes	6,944	7,661	22,241	24,962
Net income	$73,147	$73,751	$230,102	$218,033

Net income per Unit	$0.79	$0.79	$2.48	$2.08

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income	$73,147	$73,751	$230,102	$218,033
Other comprehensive income (loss):
Foreign currency translation adjustment, before tax	759	673	(1,260)	14,541
Income tax benefit (expense)	31	400	(15)	330
Foreign currency translation adjustments, net of tax	790	1,073	(1,275)	14,871
Changes in employee benefit related items:
Amortization of prior service cost	—	—	—	229
Less: reclassification adjustment for (losses) included in net income upon retirement plan liquidation	—	—	—	(8,578)
Recognized actuarial (loss)	—	(32)	—	(32)
Changes in employee benefit related items	—	(32)	—	8,775
Income tax benefit (expense)	—	8	—	(47)
Employee benefit related items, net of tax	—	(24)	—	8,728
Other comprehensive income (loss)	790	1,049	(1,275)	23,599
Comprehensive income	$73,937	$74,800	$228,827	$241,632

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Changes in Partners’ Capital
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General Partner’s Capital
Balance, beginning of period	$1,345	$1,346	$1,355	$1,401
Net income	79	82	248	212
Cash distributions to Unitholders	(82)	(77)	(261)	(262)
Balance, end of period	1,342	1,351	1,342	1,351
Limited Partners’ Capital
Balance, beginning of period	1,298,539	2,034,533	1,277,569	2,095,248
Net income	73,068	73,669	229,854	217,821
Cash distributions to Unitholders	(76,500)	(69,018)	(243,282)	(274,062)
Retirement of AB Holding Units	(40,966)	(3,925)	(62,468)	(43,313)
Issuance of AB Holding Units for long-term incentive compensation plan awards	766	9,313	53,234	48,878
Retirement of AB Holding Units for EQH Amended Exchange Agreement	—	(820,188)	—	(820,188)
Balance, end of period	1,254,907	1,224,384	1,254,907	1,224,384
AB Holding Units held by AB for long-term incentive compensation plans
Balance, beginning of period	(34,789)	(35,382)	(22,682)	(23,363)
Change in AB Holding Units held by AB for long-term incentive compensation plans	4,138	4,367	(7,969)	(7,652)
Balance, end of period	(30,651)	(31,015)	(30,651)	(31,015)
Accumulated Other Comprehensive (Loss)
Balance, beginning of period	(19,929)	(18,874)	(17,864)	(41,424)
Foreign currency translation adjustment, net of tax	790	1,073	(1,275)	14,871
Changes in employee benefit related items, net of tax	—	(24)	—	8,728
Balance, end of period	(19,139)	(17,825)	(19,139)	(17,825)
Total Partners’ Capital	$1,206,459	$1,176,895	$1,206,459	$1,176,895

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$230,102	$218,033
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income attributable to AB Unitholders	(252,343)	(242,995)
Cash distributions received from AB	265,846	300,993
Changes in assets and liabilities:
(Increase) in other assets	(714)	—
(Decrease) in other liabilities	(1,091)	(900)
Net cash provided by operating activities	241,800	275,131

Cash flows from financing activities:
Cash distributions to Unitholders	(243,543)	(274,324)
Capital contributions from (to) AB	1,743	(807)
Net cash used in financing activities	(241,800)	(275,131)

Change in cash and cash equivalents	—	—
Cash and cash equivalents as of beginning of period	—	—
Cash and cash equivalents as of end of period	$—	$—

Non-cash financing activities:
Retirement of AB Holding Units in connection with EQH Amended Exchange Agreement	—	(820,188)

See Accompanying Notes to Condensed Financial Statements.

Index
ALLIANCEBERNSTEIN HOLDING L.P.
Notes to Condensed Financial Statements
September 30, 2026
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

As of September 30, 2026, the ownership structure of AB, expressed as a percentage of general and limited partnership interests, was as follows:

EQH and its subsidiaries	68.3%
AB Holding	31.1
Unaffiliated holders	0.6
100.0%

Including both the general partnership and limited partnership interests in AB Holding and AB, EQH and its subsidiaries had an approximate 68.3% economic interest in AB as of September 30, 2026.

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

On October 27, 2026, the General Partner declared a distribution of $0.88 per Unit, representing a distribution of Available Cash Flow for the three months ended September 30, 2026. Each general partnership unit in AB Holding is entitled to receive distributions equal to those received by each AB Holding Unit. The distribution is payable on November 19, 2026 to holders of record at the close of business on November 6, 2026.
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

Repurchases of AB Holding Units for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Total amount of AB Holding Units Purchased/Retained (1)	1.1	0.1	1.9	1.3
Total Cash Paid for AB Holding Units Purchased/Retained (1)	$38.4	$4.1	$67.1	$47.8
Open Market Purchases of AB Holding Units Purchased (1)	1.0	0.1	1.6	1.1
Total Cash Paid for Open Market Purchases of AB Holding Units (1)	$38.3	$3.9	$59.9	$42.3
(1) Purchased on a trade date basis. The difference between open-market purchases and units retained reflects the retention of AB Holding Units from employees to fulfill statutory tax withholding requirements at the time of delivery of long-term incentive compensation awards.
Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). A plan of this type allows a company to repurchase its shares at times when it otherwise might be prevented from doing so because of self-imposed trading blackout periods or because it possesses material non-public information. Each broker selected by AB has the authority under the terms and limitations specified in the plan to repurchase AB Holding Units on AB’s behalf. Repurchases are subject to regulations promulgated by the SEC as well as certain price, market volume and timing constraints specified in the plan. The plan adopted during the third quarter of 2026 expired at the close of business on October 26, 2026. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units for anticipated obligations under its incentive compensation award program and for other corporate purposes.

During the first nine months of both 2026 and 2025, AB awarded to employees and Eligible Directors 1.6 million restricted AB Holding Unit awards. AB used AB Holding Units repurchased during the applicable period and newly-issued AB Holding Units for these restricted AB Holding Unit awards.

Index

4.    Net Income per Unit

Net income per Unit is derived by dividing net income by the weighted average number of Units outstanding for each period. Diluted net income per Unit is equivalent to net income per Unit, as there are no outstanding instruments that have a dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per unit amounts)
Net income	$73,147	$73,751	$230,102	$218,033

Weighted average units outstanding	92,668	92,816	92,826	104,575

Net income per Unit	$0.79	$0.79	$2.48	$2.08

5. Investment in AB

Changes in AB Holding’s investment in AB during the nine-month period ended September 30, 2026 are as follows (in thousands):

Investment in AB as of December 31, 2025	$1,240,042
Equity in net income attributable to AB Unitholders	252,343
Changes in accumulated other comprehensive (loss)	(1,275)
Cash distributions received (from) AB	(265,846)
Capital contributions (from) AB	(1,743)
AB Holding Units (retired)	(62,468)
AB Holding Units issued for long-term incentive compensation plans	53,234
Change in AB Holding Units held by AB for long-term incentive compensation plans	(7,969)
Investment in AB as of September 30, 2026	$1,206,318

6. Units Outstanding

Changes in AB Holding Units outstanding during the nine-month period ended September 30, 2026 are as follows:

Outstanding as of December 31, 2025	92,284,367
Units issued	1,393,242
Units retired	(1,746,168)
Outstanding as of September 30, 2026	91,931,441

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)			(in thousands)
Net income attributable to AB Unitholders	$256,904	$259,263	(0.9%)	$807,611	$690,529	17.0%
Multiplied by: weighted average equity ownership interest	31.2%	31.4%		31.2%	35.2%
Equity in net income attributable to AB Unitholders	$80,091	$81,412	(1.6)	$252,343	$242,995	3.8

AB qualifying revenues	$707,250	$718,822	(1.6)	$2,247,819	$2,131,418	5.5
Multiplied by: weighted average equity ownership interest for calculating tax	27.4%	29.5%		27.6%	32.6%
Multiplied by: federal tax	3.5%	3.5%		3.5%	3.5%
Federal income taxes	6,791	7,424		21,717	24,293
State income taxes	153	237		524	669
Total income taxes	$6,944	$7,661	(9.4%)	$22,241	$24,962	(10.9%)

Effective tax rate	8.7%	9.4%		8.8%	10.3%

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

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except per unit amounts)

Net income attributable to AB Unitholders	$256,904	$259,263	(0.9)%	$807,611	$690,529	17.0%
Weighted average equity ownership interest in AB	31.2%	31.4%		31.2%	35.2%
Equity in net income attributable to AB Unitholders	80,091	81,412	(1.6)	252,343	242,995	3.8
Income taxes	6,944	7,661	(9.4)	22,241	24,962	(10.9)
Net income of AB Holding	$73,147	$73,751	(0.8)	$230,102	$218,033	5.5
Net income per AB Holding Unit	$0.79	$0.79	—	$2.48	$2.08	19.2
Distribution per AB Holding Unit (1)	$0.88	$0.86	2.3%	$2.53	$2.42	4.5%
________________________
(1)Distributions reflect the impact of AB’s non-GAAP adjustments.

AB Holding's net income for the three months ended September 30, 2026 decreased $0.6 million compared to the corresponding period in 2025, primarily due to lower net income attributable to AB Unitholders and lower weighted average equity ownership interest in AB. AB Holding's net income for the nine months ended September 30, 2026 increased $12.1 million compared to the corresponding period in 2025, primarily due to higher net income attributable to AB Unitholders, partially offset by lower weighted average equity ownership interest in AB.

AB Holding’s partnership gross income is derived from its interest in AB. AB Holding’s income taxes, which reflect a 3.5% federal tax on its partnership gross income from the active conduct of a trade or business, are computed by multiplying AB qualifying revenues by AB Holding’s ownership interest in AB, multiplied by the 3.5% tax rate. AB qualifying revenues are primarily U.S. investment advisory fees. AB Holding's effective tax rate was 8.7% during the three months ended September 30, 2026, compared to 9.4% during the three months ended September 30, 2025. AB Holding's effective tax rate was 8.8% during the nine months ended September 30, 2026, compared to 10.3% during the nine months ended September 30, 2025. See Note 7 to the condensed financial statements in Item 1 for the calculation of income tax expense.

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

The impact of these adjustments on AB Holding’s net income and net income per AB Holding Unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per Unit amounts)

AB non-GAAP adjustments (1)	$29,652	$18,852	$13,852	$98,216
AB income tax (expense) on non-GAAP adjustments	(2,162)	(714)	(112)	(5,891)
AB non-GAAP adjustments, after taxes	27,490	18,138	13,740	92,325
AB Holding’s weighted average equity ownership interest in AB	31.2%	31.4%	31.2%	35.2%
Impact on AB Holding’s net income of AB non-GAAP adjustments	$8,571	$5,695	$4,293	$32,488

Net income, GAAP basis	$73,147	$73,751	$230,102	$218,033
Impact on AB Holding’s net income of AB non-GAAP adjustments	8,571	5,695	4,293	32,488
Adjusted net income	$81,718	$79,446	$234,395	$250,521

Net income per AB Holding Unit, GAAP basis	$0.79	$0.79	$2.48	$2.08
Impact of AB non-GAAP adjustments	0.09	0.07	0.05	0.32
Adjusted net income per AB Holding Unit	$0.88	$0.86	$2.53	$2.40
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

Capital Resources and Liquidity

During the nine months ended September 30, 2026, net cash provided by operating activities was $241.8 million, compared to $275.1 million during the corresponding 2025 period. The decrease primarily resulted from lower cash distributions received from AB of $35.1 million.

During the nine months ended September 30, 2026, net cash used in financing activities was $241.8 million, compared to $275.1 million during the corresponding 2025 period. The decrease was primarily due to lower cash distributions to Unitholders of $30.8 million.

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

Index
Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the third quarter of 2026, there have been no material changes in AB Holding’s market risk from the information provided under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of AB Holding's Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

In January 2026, the Company completed the implementation of a new accounting and financial reporting software system (the "software system"). As part of this implementation, the Company updated its internal controls over financial reporting to address changes in business processes resulting from the new software system. There were no other changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2026, that have materially affected, or are reasonably likely to have materially affected, our internal control over financial reporting.

Index
Part II

OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 8 to the condensed financial statements contained in Part I, Item 1.

Item 1A.    Risk Factors

During the third quarter of 2026, there have been no material changes to the risk factors from those appearing in AB Holding's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

There were no AB Holding Units sold by AB Holding in the period covered by this report that were not registered under the Securities Act.

Each quarter, AB considers whether to implement a plan to repurchase AB Holding Units pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934 ("Exchange Act"). The plan adopted during the third quarter of 2026 expired at the close of business on October 26, 2026. AB may adopt additional plans in the future to engage in open-market purchases of AB Holding Units for anticipated obligations under the firm's incentive compensation award program and for other corporate purposes. See Note 3 to the condensed financial statements contained in Part I, Item 1.

AB Holding Units bought by us or one of our affiliates during the third quarter of 2026 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Holding Units Purchased	Average Price Paid Per AB Holding Unit, Net of Commissions	Total Number of AB Holding Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Holding Units that May Yet Be Purchased Under the Plans or Programs
7/1/26 - 7/31/26 (1)(2)	184,111	$37.28	—	—
8/1/26 - 8/31/26 (2)	419,140	36.70	—	—
9/1/26 - 9/30/26(2)	450,000	36.06	—	—
Total	1,053,251	$36.53	—	—

(1)During the third quarter of 2026, AB retained from employees 4,808 AB Holding Units to allow them to fulfill statutory withholding tax requirements at the time of distribution of long-term incentive compensation awards.
(2)During the third quarter of 2026, AB purchased 1,048,443 AB Holding Units on the open market pursuant to a Rule
10b5-1 plan for anticipated obligations under our incentive compensation award program.

Index
AB Units bought by us or one of our affiliates during the third quarter of 2026 are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of AB Units Purchased	Average Price Paid Per AB Unit, net of Commissions	Total Number of AB Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of AB Units that May Yet Be Purchased Under the Plans or Programs
7/1/26 - 7/31/26	—	—	—	—
8/1/26 - 8/31/26	—	—	—	—
9/1/26 - 9/30/26(1)	4,850	$36.78	—	—
Total	4,850	$36.78	—	—

(1)During the third quarter of 2026, AB purchased 4,850 AB Units in private transactions and retired them.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

No directors or officers adopted or terminated a 10b5-1 trading arrangement or non-10b5-1 trading arrangement during the third quarter of 2026.

Index
Item 6.    Exhibits

10.1	Retirement agreement for Mr. Seth Bernstein fully executed October 3, 2026.

10.2	Offer letter for Mr. Onur Erzan fully executed October 19, 2026.

31.1	Certification of Mr. Bernstein furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Simeone furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

99.1	Part I, Items 1 through 4 of the AllianceBernstein L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included in Exhibit 101).

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2026	ALLIANCEBERNSTEIN HOLDING L.P.

	By:	/s/ Thomas Simeone
Thomas Simeone
Chief Financial Officer

	By:	/s/ Alexis Luckey
Alexis Luckey
Chief Accounting Officer